Form 10QSB
period 1998-06-30
RIGL CORP
filed 1998-08-13
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:            June 30, 1998


[   ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT


For the transition period from                 to


                         Commission file number 0-24217


                                 RIGL CORPORATION
______________________________________________________________________________

        (Exact name of small business issuer as specified in its charter)


            Nevada                                        85-0206668
______________________________________________________________________________
(State or other jurisdiction                            (IRS Employer
       of incorporation)                               Identification No.)

7501 North 16th Street, Suite 200, Phoenix, Arizona          85020
______________________________________________________________________________
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (602) 906-1924

                                     N/A
______________________________________________________________________________
        (Former name of former address, if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X     No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,273,842 as of July 22,1998.


Transitional Small Business Disclosure Format (check one): YES         NO   X


                                      RIGL CORPORATION
                                    INDEX TO FORM 10-QSB


PART I - FINANCIAL INFORMATION
______________________________

Item 1 - Financial Statements
                                                              Page
                                                              Number
Consolidated Balance Sheets as of
June 30, 1998 and September 30, 1997                            3

Consolidated Statements of Operations
for the nine months and three months ended
June 30, 1998 and 1997                                          4

Consolidated Condensed Statements
of Cash Flows for the nine months ended
June 30, 1998 and 1997                                          5


Notes to Consolidated Financial Statements                     6-9


Item 2 - Management's Discussion and
Analysis of Financial Condition and Results of Operations     10-11



PART II - OTHER INFORMATION
___________________________

Item 1 - Legal Proceedings                                      12

Item 2 - Changes in Securities and Use of Proceeds              12

Item 3 - Defaults Upon Senior Securities                        12

Item 4 - Submission of Matters to a Vote of Security Holders  12-13

Item 5 - Other Information                                      13

Item 6 - Exhibits and Reports on Form 8-K                       13

Signatures                                                      14

                                      RIGL CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                               (A Development Stage Company)

                                                June 30,        September 30,
                                                 1998               1997
                                              ___________      ______________
ASSETS                                        (Unaudited)
______
Current assets:
    Cash and cash equivalents                 $ 2,021,399          841,702
    Accounts receivable                             1,050            -
    Other receivables                               6,058            5,342
    Prepaid expenses                                2,753            -
                                                _________         ________
        Total current assets                    2,031,260          847,044

Property and equipment                            184,115           87,510
Less accumulated depreciation                     (47,595)         (15,814)
                                                _________         ________
        Net property and equipment                136,520           71,696

Other assets:
    Organization costs                              1,560            1,560
    Shareholder loans                              68,000          105,841
    Other interest bearing loans                   40,000           70,000
    Proprietary technology                        598,875           13,000
    Technology rights                                -              10,000
    Deposits                                       60,706              790
    Less accumulated amortization                    (546)            (812)
                                                _________         ________
        Net other assets                          768,595          200,379
                                                _________         ________
        Total assets                          $ 2,936,375      $ 1,119,119
                                                _________         ________
                                                _________         ________

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Current liabilities:
    Accounts payable                          $    72,373      $     4,708
    Accrued payroll expense                        12,000           22,715
    Due to shareholders                            62,460            5,103
                                                _________         ________
        Total current liabilities                 146,833           32,526

Due to shareholders                               100,000             -
                                                _________         ________

        Total liabilities                         246,833           32,526

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.001 par value;
   authorized 15,000,000 shares,
   Series A, 3,000,000 authorized:
     Shares subscribed; 638,400 at
     September 30, 1997                                                638
     Shares issues and outstanding; 2,361,600
     at September 30, 1997                                           2,362
   Series A.1, 2,000,000 authorized:
     Shares subscribed; 1,761,360
     at June 30, 1998                               1,761
Additional paid-in-capital                      1,759,599        2,934,500
Subscriptions receivable                       (1,761,360)        (638,400)
                                                _________        _________
     Total preferred stock                           -           2,299,100
                                                _________        _________

Common stock; $.001 par value;
authorized 50,000,000 shares;
issued and outstanding:
12,953,134 and 12,273,842 shares
at June 30, 1998, respectively,
and 6,537,530 shares
at September 30, 1997, respectively                12,274            6,537
Additional paid-in-capital                      5,479,209          365,005
Subscriptions receivable                             -                (800)
                                                _________         ________
   Total common stock                           5,491,483          370,742
                                                _________         ________

Treasury stock, at cost, 679,292 shares           (69,822)            -
Accumulated deficit                            (2,732,119)      (1,583,249)
                                                _________         ________
       Total stockholders' equity               2,689,542        1,086,593
                                                _________         ________

Total liabilities and
stockholders' equity                          $ 2,936,375      $ 1,119,119
                                                _________        _________
                                                _________        _________

See accompanying notes to these consolidated financial statements.

                                RIGL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (A Development Stage Company)
                                   (unaudited)


                                Nine Months Ended         Three Months Ended
                              _____________________      _____________________
                               June 30,    June 30,       June 30,    June 30,
                                 1998        1997           1998        1997
                               ________    ________       ________    ________
Revenue:
  Corporate revenue         $   70,644   $   35,450     $   34,888   $     450
  Royalty income                   264          870           -            323
  Stock transfer fees            2,212         -               225        -
                               ________    ________       ________    ________

     Total revenue              73,120       36,320         35,113         773

Direct expense                    -             387           -            196
                               ________    ________       ________    ________

Gross profit                    73,120       35,933         35,113         577

     General & administrative
     expenses                1,231,175      900,849        464,012     346,414
     Depreciation &
     amortization expense       51,515        7,336         20,565       4,106
                               ________    ________       ________    ________

Net operating income (loss) (1,209,570)    (872,252)      (449,464)  (349,943)

  Interest (income)            (62,416)      (7,573)       (22,297)    (4,232)
                               ________    ________       ________    ________

Income before taxes        $(1,147,154)   $(864,679)    $(427,167)  $(345,711)

  Provision for income taxes     1,716         -            1,716        -
                              ________     ________      _________   ________

Net income (loss)          $(1,148,870)  $(864,679)     $(428,883)  $(345,711)
                              ________     ________      _________   ________
                              ________     ________      _________   ________


Basic EPS                  $    (0.10)   $   (0.14)     $   (0.03)  $   (0.06)
                              ________     ________      _________   ________
                              ________     ________      _________   ________

Diluted EPS                $    (0.10)   $   (0.14)     $   (0.03)  $   (0.06)
                              ________     ________      _________   ________
                              ________     ________      _________   ________


See accompanying notes to these consolidated financial statements.

                               RIGL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (A Development Stage Company)
                                  (unaudited)


                                           Nine Months Ended
                                        ________________________
                                       June 30,          June 30,
                                        1998              1997

CASH FLOWS PROVIDED BY
(USED IN) OPERATING ACTIVITIES:
     Net cash provided by (used in)
     operating activities          $ (1,403,373)      $  (966,256)
                                   _____________      ____________

CASH FLOWS PROVIDED BY
(USED IN) INVESTING ACTIVITIES:
     Capital expenditures             (115,454)           (59,202)
     Expenditures to acquire
     intangible assets                 (10,000)            (1,560)
     Expenditures to acquire/
     develop technology rights        (170,011)              -
                                   ____________       ____________

       Net cash provided by
       (used in) investing
       activities                     (295,465)           (60,762)
                                   ____________       ____________


CASH FLOWS PROVIDED BY
(USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance
  of common stock                        1,495              2,670
  Proceeds from issuance of
  preferred stock                    2,877,040          1,455,500
                                   ___________         __________

      Net cash provided by
      (used in) financing
      activities                     2,878,535          1,458,170
                                   ___________         __________

Net increase in cash
and cash equivalents                 1,179,697            431,152
                                   ___________         __________

Cash and cash equivalents
at beginning of period                 841,702              9,345
                                   ___________         __________

Cash and cash equivalents
at end of period                   $ 2,021,399        $   440,497
                                   ___________         __________
                                   ___________         __________


See accompanying notes to these consolidated financial statements.

                                RIGL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (A Development Stage Company)

NOTE 1   ORGANIZATION AND NATURE OF BUSINESS

a.  Organization of business

The Company was incorporated as Nuclear Corporation of New Mexico (NCNM) in December 1968 for the purpose of mineral, oil and gas exploration. $300,000 was initially raised for exploration activities and NCNM remained active in this business until 1974. Since 1974, NCNM has been substantially inactive, receiving only residual income from over-riding royalty interest in oil and gas leases.

In April, 1994 NCNM moved its domicile from the state of New Mexico to Nevada. From that period until its combination with Renaissance Center, Inc. (RenCen) NCNM remained substantially inactive.

The management of RenCen instituted a 1 for 2 reverse split of its common stock held by management prior to the combination with NCNM. Subsequently, RenCen decreased the number of authorized shares of common stock, par value $.001, from 50 million to 25 million shares. In addition, the number of shares issued and outstanding were reduced on the basis of 1 for 2 with any scrip shares created as a result of the reverse rounded up to the next whole share. No reduction or alterations were made to the preferred shares of RenCen.

This business combination was accounted for as a pooling of interest. The name of the merged companies was changed to Renaissance International Group, Ltd (the Company) on July 2, 1997. On June 22, 1998, the shareholders approved a change of the Company name to RIGL Corporation.

Subsequent to the reverse split and prior to the combination with NCNM, the outstanding common shares of RenCen were 5,025,980 shares and were distributed as follows:

     Shares issued for
     proprietary technology         3,632,916
     Shares issued for cash         1,010,814
     Shares issued for services       382,250
                                    _________

     Total shares issued            5,025,980
                                    _________

b.  Nature of business

The Company, through its subsidiary RenCen, owns a proprietary technology developed by an officer of the Company for the integration of equipment and components in high-tech digital multimedia studios.

Management has recognized that recent developments in data storage devices and optical transmission capabilities have greatly increased the capability to transfer, store and retrieve data. Hierarchical communication languages can be used to develop software applications which will make real-time access of this information a reality as well as adding artificial intelligence to core operating systems.

These recent developments, combined with the Company's own state-of-the-art proprietary technology have enabled it to look at alternative applications. Management believes that the health services industry may provide this alternative. This industry, though technically advanced in equipment, relies upon outdated record keeping and retrieval methods. The Company is actively pursuing acquisitions in the medical industry. Initially it has targeted physician groups, outpatient surgical centers, skilled nursing facilities and medical specialty organizations. It is management's intention to continue to examine all industries for possible applications of its proprietary technology as well as looking for opportunities to acquire other synergistic technologies.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

b.  Accounting Method

The Company recognizes income and expenses based upon the accrual method of accounting. No allowances have been made for doubtful accounts.

c.  Unaudited Information and Basis of Presentation

The consolidated balance sheet as of June 30, 1998 and statements of operations and condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The financial information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The interim financial information and the notes thereto should be read in conjunction with the audited financial statements for the fiscal years ended September 30, 1997, September 30, 1996 and September 30, 1995 which are included in the Company's 1997 Annual Report to Stockholders.

d.    Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets as follows:

     Furniture and equipment            5-7 years
     Automobiles                          5 years

e.  Income Taxes

The Company, a C Corporation, accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes).

As of September 30, 1997, the Company has approximately $1,580,000 of net operating loss carry forwards which can be used to offset future taxable income.

f.  Management's Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g.  Recent Accounting Pronouncements

In February 1997, SFAS No. 128, "Earnings per Share" ("SFAS 128") was issued. Under SFAS 128, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued. SFAS 130 establishes standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required.

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 revises information regarding the reporting of operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company adopted SFAS 128 in the first quarter of fiscal 1998 and SFAS 130 and SFAS 131 in fiscal 1999 and does not expect such adoptions to have a material effect on the consolidated financial statements and footnotes.


NOTE 3 - OTHER ASSETS

Other assets consist of organization cost, shareholder loans, interest bearing loans to third parties, proprietary technology rights and deposits.

The loans to shareholders and interest bearing loans to third parties all bear interest at rates substantially above Arizona bank depository rates.

The investment in proprietary technology mainly relates to the acquisition of the worldwide exclusive rights to the MEDASYS medical software system. The Company acquired the software technology in exchange for 255,864 shares of its common stock and $65,000 in cash. Management believes that the acquisition of the MEDASYS technology will shorten the time to market of the Company's own internally developed system as well as save significant development resources.

The Company optioned the right to patented Optical Collision Avoidance System (O-CAS) from its inventor for $20,000. These technology rights were written off in the quarter ended December 31, 1997 as these rights were no longer considered to have value to the Company.


NOTE 4   SHAREHOLDERS' EQUITY

During the nine months ended June 30, 1998, the Company completed the following stock transactions from its authorized but unissued capital shares:

     Payments in the amount of $2,877,040 were received on the Series A and
A.1 preferred stock subscriptions and $1,495 received on common stock subscriptions. Costs and expenses relating to the sales of these shares totaled $337,758. The preferred shares carry a conversion to common on a one for one basis and 5,238,640 were converted during the nine months ended June 30, 1998.

     The Company issued 25,000 shares in exchange for services rendered.

During the year ended September 30, 1997, the Company completed the following stock transactions from its authorized but not unissued capital shares:

     Payments in the amount of $2,266,600 were received in Series A preferred stock subscriptions and $2,760 received on common stock subscriptions. Costs and expenses relating to the sale of these shares totaled $62,500 of which $60,000 was converted into common shares, during the quarter ended December 31, 1997, at the request of the selling agents.

     The Company issued 217,250 common shares for services rendered.

Effective October 22, 1997 warrants were issued to existing stockholders to acquire 2,598,170 preferred shares at a price of $2.00 per share and 750,000 common shares at a price of $2.30 per share. The warrants expire on October 30, 1999. The Company granted certain of its executive officers and other individuals options to purchase shares of the Company's common stock. At June 30, 1998 options to purchase 1,112,074 shares of common stock were outstanding.


NOTE 5 - EARNINGS PER SHARE

In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard eliminates primary and fully dilutive earnings per share and requires presentation of basic and diluted earnings per share with disclosures of the methods used to compute the per share amounts.

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential effect of securities or contracts which are convertible to common shares such as options, warrants, and convertible debt and preferred stock. The adoption of this standard is not expected to have a material impact on earnings per share of the Company. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or ending stock price as used in the computation of fully diluted EPS.

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below:


                                     Nine Months Ended:
                        June 30, 1998                   June 30, 1997
              _____________________________    _____________________________
                Income     Shares      Per     Income     Shares       Per
                                      Share                           Share
                                     Amount                          Amount
              _________  _________   ______   _________  _________   ______
Basic income
(loss) per
share
  Net income
  (loss)    $(1,148,870) 11,078,339  $(0.10)  $(864,679) 6,013,280   $(0.14)
                                    ________                        ________
                                    ________                        ________
Effect of
dilutive
securities
  Stock
  options/
  warrants                  60,628
              _________  _________   ______   _________ _________    ______
Diluted net
income (loss)
per share
 Net income
 (loss) plus
 assumed
 exercises
 and
 conversions$(1,148,870) 11,138,967  $(0.10)  $(864,679) 6,013,280   $(0.14)
            ________________________________________________________________
            ________________________________________________________________


                                     Three Months Ended:
                            June 30,                    June 30,
                             1998                         1997
              _____________________________    _______________________________

                Income     Shares      Per     Income     Shares       Per
                                      Share                           Share
                                      Amount                          Amount
              _________  _________   ______   _________  _________   ______

Basic income
(loss)
per share
  Net income
  (loss)    $(428,883)  12,669,675  $(0.03)   $(345,711)  6,013,280  $(0.06)
                                    _______                          _______
                                    _______                          _______
Effect of
dilutive
securities
  Stock
  options/
  warrants                 60,628
              _________  _________   ______   _________  _________   ______

Diluted
net income
(loss)
per share
 Net income
 (loss) plus
 assumed
 exercises
 and
 conversions$(428,883)  12,730,303  $(0.03)   $(345,711)  6,013,280  $(0.06)
            ________________________________________________________________
            ________________________________________________________________


Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio was 13.8 to 1 at June 30, 1998. Cash and cash equivalents increased $1,179,697 to $2,021,399 at June 30, 1998 from $841,702 at September 30, 1997. The increase in cash and cash equivalents was primarily due to payments received on preferred stock subscriptions offset by cash used in operations.

The Company has successfully raised capital financing during the nine months ended June 30, 1998, and the year ended September 30, 1997. Additional capital will be required for the Company to fully expand its operations into all of the markets. The amount of the additional capital that may be required is dependent upon, among other things, the expansion of existing financial resources, and the availability of other financing on favorable terms and future operating results. Therefore, the Company's ultimate success may depend upon its ability to raise additional capital or debt financing. There can be no assurance that additional capital can be raised or obtained as needed or that the Company can ultimately fulfill its business objectives.

The Company believes that it has adequate cash on hand to satisfy its working capital requirements in fiscal 1998. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

Certain matters contained herein are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Assumptions relating to these forward looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond control of the Company.


RESULTS OF OPERATIONS

Total Revenue. Total revenue increased $34,340 to $35,113 during the three months ended June 30, 1998 as compared to the $773 in the same period of fiscal 1997. On a year-to-date basis total revenue increased $36,800 to $73,120 compared to $36,320 in the previous year. These increases are due to the additional consulting services provided by Renaissance Center, Ltd. (RenCen), a wholly owned subsidiary of the Company. RenCen owns a proprietary technology developed by a Company officer for the integration of equipment and components in high-tech digital multimedia studios.

Management has recognized that recent developments in data storage and optical transmission capabilities have greatly increased the capability to transfer, store and retrieve data. Hierarchical communication languages can be used to develop software applications which will make real-time access of this information a reality as well as adding artificial intelligence to core operating systems.

These recent developments, combined with the Company's own state of the art proprietary technology have enabled it to look at alternative applications. Management believes that the health services industry may provide this alternative. This industry, though technically advanced in equipment, relies upon out-dated record keeping and retrieval methods. The Company is actively pursuing acquisitions and affiliations in the medical industry. Initially it has targeted physician groups, outpatient surgical centers, skilled nursing facilities and medical specialty organizations. It is management's intention to continue to examine all industries for possible applications of its proprietary technology as well as looking for opportunities to acquire other synergistic technologies.

Management believes that initial contracts in the near future will begin to generate revenues from the hardware integration and data management consulting segments of the business.

General & Administrative Expenses.   General & administrative expenses
increased $117,598 to $464,012 during the three months ended June 30, 1998 as compared to the $346,414 in the same period of fiscal 1997. On a year-to-date basis general & administrative expenses increased $330,325 to $1,231,175 compared to $900,849 in the previous year. The increases in general & administrative expenses relate to several key components to the future success of the Company. First are the expenses incurred associated with research and development costs related to the Company's proprietary technology. Additional costs are due to increased sales and marketing efforts related to the Company's proprietary technology. Finally, general & administrative expenses increased due to the costs incurred in securing key management personnel for both the corporate management and development programs.

The Company had thirteen employees at June 30, 1998 compared to six at September 30, 1997. These employees were dedicated to the development of the AMIRE system and the enrollment and operation of physician practices. Management anticipates additional employees will be hired as the Company progresses through the development stage of the AMIRE system and enrolls physician practices.

Depreciation & amortization expense. Depreciation & amortization expense creased $16,459 to $20,565 during the three months ended June 30, 1998 as compared to the $4,106 in the same period of fiscal 1997. On a year-to-date basis depreciation & amortization expenses increased $44,179 to $51,515 compared to $7,336 in the previous year. The increase in depreciation is due to the addition of approximately $100,000 in property and equipment during 1998. Management anticipates additional property and equipment will be required as the Company progresses through the development stage of the AMIRE system. The increase in amortization was due to $20,000 of technology rights written off, as these rights were no longer considered to have any value to the Company.

Interest Income. Interest income increased $18,065 to $22,297 during the three months ended June 30, 1998 as compared to the $4,232 in the same period of fiscal 1997. On a year-to-date basis interest income increased $54,843 to $62,416 compared to $7,573 in the previous year. The increase is due to the cash received on preferred stock subscriptions during the current year which has given the Company a higher cash balance to invest in interest earning accounts. These cash balances will be utilized in the future on the development of the AMIRE system, therefore interest income could decrease in future periods.

Income taxes. The provision for income taxes relates to minimum tax requirements in various states that the Company does business. The Company has approximately $1,580,000 of net operating loss carry forwards which can be used to offset future taxable income.

Net income (loss) and weighted average shares. Net loss for the three months ded was $428,883 (or $0.03 per share) compared to net loss of $345,711 (or $0.06 per share) for the prior year third quarter. Net loss for the nine months ended was $1,148,870 (or $0.10 per share) compared to net loss of $864,679 (or $0.14 per share) for the same period of the prior year.

The weighted average number of shares outstanding for the nine month period ended June 30, 1998 and June 30, 1997 were 11,078,339 and 6,013,280, respectively. The weighted average number of shares outstanding for the three month period ended June 30, 1998 and June 30, 1997 were 12,669,675 and 6,013,280, respectively.

                              RIGL CORPORATION

                                   PART II



Item 1     Legal Proceedings
           None


Item 2     Changes in Securities and Use of Proceeds

           (a) On June 22, 1998 the shareholders approved a change in RIGL Corporation's charter to increase the authorized shares of common stock from 25,000,000 to 50,000,000.

           (b)  Not applicable

           (c)  Not applicable

Item 3     Defaults Upon Senior Securities
           None

Item 4     Submission of Matters to a Vote of Security Holders

           (a) The 1997 Annual Meeting of Stockholders of RIGL Corporation was held on June 22, 1998

           (b)  Not required

           (c) The following matters were voted upon and approved at the meeting:
               (i) Ratification of the prior acts of the Board of Directors since the last meeting of stockholders of the Company
               (ii) The re-election of the Board of Directors to serve until the fiscal 1998 Annual Meeting of Stockholders; nominees were Tennessee Webb, Harold Roberts, William O'Neal, Walter Vogel and Kevin L. Jones
               (iii)  The adoption of the 1998 Stock Option Plan
               (iv) The appointment of Singer, Lewak, Greenbaum & Goldstein LLP as the independent public accountants for the Company for the year ended September 30, 1998
               (v) The amendment of the Certificate of Incorporation to change the name of the Company to RIGL Corporation
               (vi) The amendment of the Certificate of Incorporation to increase the authorized shares of the Company from 25,000,000 to 50,000,000


      Summary of proxies votes:

          Proposal                  For           Against            Abstain
(i)   Ratification of prior acts  6,653,993           -               35,000
(ii)  Webb                        6,688,993           -                 -
(ii)  Roberts                     6,688,993           -                 -
(ii)  O'Neal                      6,531,493        157,500              -
(ii)  Vogel                       6,688,993           -                 -
(ii)  Jones                       6,688,993           -                 -
(iii) 1998 Stock Option Plan      6,668,993           -               20,000
(iv)  Independent auditors        6,688,993           -                 -
(v)   Name change to RIGL         6,106,993        307,000           275,000
(vi)  Increase shares to
      50,000,000                  6,088,993        157,500           442,500


Total shares voted                6,688,993
Total shares not voted            5,583,849

           (d)  None


Item 5     Other Information
           None

Item 6     Exhibits and Reports on Form 8-K

           (a)  Exhibit Index                   Page 15

           (b) No reports on Form 8-K were filed during the three months ended June 30, 1998.


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


August 12, 1998


RIGL CORPORATION


/s/ Kevin L. Jones
    Kevin L. Jones, Title: Director and President


/s/ John A. Williams
    John A. Williams, Title: Chief Financial Officer




                                RIGL CORPORATION
                               INDEX TO EXHIBITS

Exhibit
Number       Description
______________________________________________________________________________

10.1* Employment Agreement Among Michael MacKay and Renaissance International Group, Ltd.

27           Financial Data Schedule