Form 10KSB
period 1998-09-30
RIGL CORP
filed 1998-12-29
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                             _____________________

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
      THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: September 30, 1998


[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to
                             _____________________

                        Commission file number 0-24217
                             _____________________


                                 RIGL CORPORATION
                 (Name of Small Business Issuer In Its Charter)
                             _____________________

               Nevada                                     85-0206668
     _____________________________               ___________________________
     (State or other jurisdiction                (IRS Employer I.D. Number)
           of incorporation)

  4840 East Jasmine Street, Suite 105
             Mesa, Arizona                                   85205
     _____________________________               ___________________________
 (Address of principal executive offices)                 (Zip Code)

                                  (602) 654-9646
                             _____________________
                 Issuer's Telephone Number, Including Area Code.


          Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class                 Name of Each Exchange
                                              on Which Registered
         ___________________                 _____________________

          Not applicable

          Securities registered under Section 12(g) of the Exchange Act:

    Common Stock, $.001 par value
          (Title of class)


Check whether the issuer
     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ()


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $   841,045

As of December 17, 1998, 12,703,634, shares of Common Stock of the Registrant were deemed outstanding, and the aggregate market value of the Common Stock of the Registrant (based upon the average of the closing bid and asked prices of the Common Stock at that date as reported by the OTC Electronic Bulletin Board), excluding outstanding shares beneficially owned by directors and executive officers, was approximately $5,469,020.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Company's 1999 Annual Meeting Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the end of the fiscal year are incorporated by reference in Part III of the Form 10-KSB.


Transitional Small Business Disclosure Format (check one): YES      NO   X

                                     PART I
                        _________________________________

ITEM 1. DESCRIPTION OF BUSINESS


     (a) General development of business

RIGL Corporation ("RIGL" or "the Company") is a Nevada corporation. RIGL's current corporate office is located at 4840 East Jasmine Street, Suite 105, Mesa, Arizona 85205 and its telephone number is (602) 654-9646. The Company's e-mail address is RIGL@RIGL.com. RIGL maintains a web site at www.rigl.com. RIGL shares of common stock are publicly traded on the OTC Electronic Bulletin Board under the symbol "RIGN".

RIGL's predecessor, Renaissance CenteR, Inc., was incorporated in September of 1996, and has had continuous operations since that date. On July 2, 1997 Renaissance CenteR, Inc., a Nevada corporation, merged with Nuclear Corporation of New Mexico, a Nevada corporation (Domiciled in Nevada in 1994, incorporated in New Mexico in 1969). The merged company subsequently changed its name to Renaissance International Group, Ltd., a Nevada corporation. In June of 1998, the Company's shareholders approved a name change to RIGL Corporation. On September 1, 1998 the Company acquired all the outstanding stock of Medical Resource Systems, Inc. (MRS) in exchange for RIGL stock. MRS is an Arizona corporation, founded in 1993.


     (b) Business of the issuer

(I) Principal products and services rendered, distribution methods and status of these services rendered

RIGL is in development of an intelligent and intuitive information access system, which the Company is applying primarily to the healthcare industry. The system combines technology with sound business practices in the support of medical information management and controlling administrative costs. The technology ("Medical AMIRE ") is a web centric, object oriented modular system that provides medical practices with a user friendly, cost effective, and comprehensive "real-time" record system. The Company intends to assume total responsibility of all administrative activities through a facilities management approach.

The Company has two wholly-owned subsidiaries who provide these services to the healthcare industry, RIGL Technologies, Inc. ("RT") and RIGL Medical Systems, Inc. ("RMS").

RIGL Technologies, Inc. (RT)

RT is the development arm of RIGL. RT has committed itself to the development of revolutionary technologies and innovative system solutions for the medical and multimedia/entertainment industries. RT is developing and acquiring a palette of interrelated technologies to provide acquisition, management, and retrieval of information.

RT is working on the design and implementation of the Asset Management and Information Retrieval Environment (AMIRE (TM)). AMIRE (TM) will be developed as a core software engine to provide information management for complex data. AMIRE (TM) will be designed to provide a suite of services related to the management of media rich and legacy enterprise information. AMIRE (TM) will operate across geographically dispersed enterprises and provide information cohesiveness.

To insure AMIRE (TM)'s application readiness, two distinct disciplines are being evaluated for the robustness of the core software engine. These disciplines are:

     -     Medical Information
     -     Media Information

Each of these disciplines has its own unique characteristics and will contribute to the detailed analysis and design of the AMIRE technology. The AMIRE (TM) software engine will provide the power plant that will drive the application programs that form the foundation of the technology asset base and services that the RIGL companies will deploy. Each RIGL subsidiary will be able to leverage this technology resource to develop their industry-specific applications / services.

AMIRE (TM) is based on a series of related technologies. RT is charged with the development of the AMIRE (TM) core software engine, and the medical
application suite.   The Medical AMIRE (TM) will offer management and
accounting of complete medical records, including inventory records, detailed patient records, insurance documentation, billing information, accounting, imaging, MRI, X-ray, C-T scan, ultrasound, diagnosis history, drug interaction history, prescription record, surgical notes, surgical recordings, vital sign records, and other medical related information relevant to patients and operations of medical practices. Through the Medical AMIRE (TM), large databases can be created for search and reference of similar medical scenarios on a national and international basis.

The following is a description of the company's flagship technology, AMIRE
(TM) and Medical AMIRE (TM), currently under development by RT.

AMIRE (TM)

AMIRE (TM) will provide businesses in an array of industries with access and manageability of information. AMIRE (TM) utilizes advanced information management hardware utilizing state of the art photonics and laser technology to provide storage and access to critical records in a variety of formats. Powerful three-dimensional relational object database technology provides the ability to search and retrieve data, text, and graphic information, such as X-rays and photographs. The advanced hardware and software are combined with an intuitive "Web Browser" based interface to create a robust, elegant, sophisticated and simple information access tool. The modular design permits users to add information and capabilities over time.

MEDICAL AMIRE (TM)

Medical AMIRE (TM) is being designed and developed upon RIGL's corporate vision of providing physicians and their staff intelligent, intuitive, medical information access. The core functionality of this system by design is data independent, making it suitable for any information purpose. The system has no data prejudice or bias, whether data is text, images, audio, video or machine language, the system will handle it with equal efficiency. Medical AMIRE (TM) is an integrated web-centric medical information and patient record system utilizing an object-oriented data base design. The simple intuitiveness of the web browser interface dominates access to Medical AMIRE
(TM). Point and click is the extent of training required to begin accessing information. Medical AMIRE (TM) incorporates listening and speech response interfaces allowing the most novice user access equivalent to master information system users. This system combines state of the art hardware technologies with advanced database and user interface designs to create an intuitive, user-friendly and comprehensive medical information access environment.

With Medical AMIRE (TM), physicians can focus on the practice of medicine, not business administration. Additionally, physicians can share information at an unprecedented rate. Initial beta release of Medical AMIRE (TM) is scheduled for the fourth calender quarter of 1999.

RIGL Medical Systems, Inc. (RMS)

RIGL Medical Systems, Inc.'s ("RMS") primary objective is to create a bridge between the Medical AMIRE (TM) development team and the ultimate end users. RMS will accomplish this by contracting with physician practices that believe that improved medical information management could improve the business aspects of their practices and are looking to advance into the latest medical information management technology. When contracting with a physician practice, RMS will typically enter into a Management Services Agreement ("MSA") with the practice. Pursuant to the MSA, RMS will manage the administrative functions and medical information resources of the practice in all respects. The practice will be solely responsible for the rendering of medical services. RMS has targeted its primary contracting efforts on physician practices located within the State of Arizona.

Through RMS, the Medical AMIRE (TM) development team shall have access to physician practices for purposes of gathering data and information necessary to further the development of the Medical AMIRE (TM). As soon as the system is ready for initial implementation the physician network shall serve as a controlled beta test environment for the Medical AMIRE (TM). Through this approach, the Medical AMIRE (TM) shall be designed from the outset with the input of physicians and their staff. The result will be a system that will meet the actual day to day requirements of physician practices.


MEDICAL RESOURCE SYSTEMS, Inc. (a wholly-owned subsidiary of RIGL Medical Systems, Inc.)

Medical Resource Systems, Inc. ("MRS") was incorporated and commenced operations June 1, 1993. MRS acquired its collection agency license from the Arizona State Banking Department in August 1993. RMS acquired one hundred percent (100%) of the common stock of MRS on September 1, 1998.

MRS is dedicated to providing efficient, economical and timely billing and collection services to physician groups, primarily in the Phoenix, Arizona metropolitan area. This is accomplished using proprietary application software systems and its ability to capture large volumes of demographic and clinical information electronically. In turn, the processes embodied in the application software system shall be used by RT in its development of the next generation billing and collection system, which will be incorporated in the Medical AMIRE (TM).

At its peak, MRS processes billing and collections in excess of 110,000 patient encounters annually. MRS is currently operating under contracts with clients comprising approximately 45 physicians.

While MRS can be marketed as a stand-alone service, because of high physician demand for efficient and cost effective billing and collection services, MRS will provide RMS with a distinct marketing advantage when approaching physicians to discuss an affiliation with its physician network.

MOUNTAIN OFFICE MANAGEMENT SYSTEMS, Inc. (a wholly-owned subsidiary of RIGL Medical Systems, Inc.).

Mountain Office Management Systems, Inc. ("MOMS") was acquired by RMS on November 15, 1998. The mission of MOMS is to return the physician to the practice of medicine by providing the administrative support necessary in today's health care market. MOMS was established in 1997 and directs its efforts primarily to the rural physicians of Northern Arizona. It currently manages the largest OB/GYN practice in Flagstaff, Arizona. The key strength of the company are its management team which has broad experience in all aspects of medical office management and its innovative use of technology to maximize the efficiency and productivity of medical practices.

Rural physicians are the cornerstone for the provision of health care in Arizona. No agency or company currently exists which can enable these practices to maintain their viability in communities they serve. MOMS, with its emphasis on technological efficiencies as well as standardized office administration and management will provide these physicians with the tools to continue to serve their patients and their communities.

RENAISSANCE CENTER, Ltd.

RIGL's operations related to the design and implementation of asset management software for the multimedia and entertainment industry are conducted through
its wholly owned subsidiary Renaissance Center, Ltd.("RenCen").   The primary
technology utilized by RenCen is the Asset Management and Information Retrieval Environment ("AMIRE (TM)"). The AMIRE (TM) concept was conceived by RIGL's Chief Technology Officer, Michael MacKay, in connection with his previous ground breaking work developing the blueprint for a fully automated intelligent digital motion picture studio. RenCen's sister company, RIGL Technologies, Inc, is currently developing Mr. MacKay's AMIRE (TM) blueprint into a viable product which will address specific requirements of numerous industries. Once development is complete, RenCen will implement the core AMIRE (TM) in the entertainment and multimedia fields for management and accounting of film assets, computer effects, special effects, musical scores, sound tracks, dialog, sound effects, computer animation, animation, stock footage, finished film, documentary film, television broadcasts, merchandise, and other related assets produced in the industry. During AMIRE (TM)'s development stage, RenCen is providing technical consulting services to corporate clients in the entertainment and multimedia industries. Services include detail design of multimedia content creation facilities, programming and design of advanced information systems, data communication design and multimedia presentation system design.


(II) COMPETITIVE BUSINESS CONDITIONS

In each business segment served by the Company, there is intense competition from established competitors, some with substantially greater financial, engineering, and marketing resources and greater name recognition than the Company as well as established customer relationships. Additionally, new competitors may seek to enter some or all of the business segments in which the Company operates.


(III) DEPENDENCE ON A SINGLE CUSTOMER

The Company provides a variety of services, mainly to the healthcare industry. In fiscal 1998 and 1997 a substantial portion of the Company's revenues were generated from two customers who received billing and collection services.
The loss of these customers could have a material adverse effect on the Company's revenues. The write-off of any significant receivable due from these customers could also adversely impact the Company. As the Company grows and generates additional revenues from its practice management operation the reliance on these two billing and collection clients will be reduced.

(IV) PATENTS AND TRADEMARKS

In the development of its business, the Company has applied for various patents, trademarks and copyrights. The Company believes that these patents, trademarks and copyrights are of considerable value and importance to its business. The Company will continue to monitor the status of these various applications.

(V) GOVERNMENTAL APPROVAL OF PRINCIPAL SERVICES

One of the Company's principal services is the collection services provided by its wholly-owned subsidiary Medical Resource Systems, Inc. This subsidiary acquired its collection agency license from the Arizona State Banking Department in August of 1993. The current license expires on January 31, 1999 and the Company anticipates the Arizona State Banking Department will renew this license for another year at that time.

(VI) GOVERNMENTAL REGULATIONS

MEDICAL

Federal and state laws extensively regulate the relationships among providers of health care services, physicians and other clinicians. These laws include federal fraud and abuse provisions that prohibit the solicitation, receipt, payment, or offering of any direct or indirect remuneration for the referral of patients for which reimbursement is made under any federal or state funded health care program, or for the recommending, leasing, arranging, ordering or providing of services covered by such programs. States have similar laws that apply to patients covered by private and government programs.

Federal fraud abuse laws also impose restrictions on physicians' referrals for designated health services covered under a federal or state funded health care program to entities with which they have financial relationships. Various states have adopted similar laws that cover patients in private programs as well as government programs.

There can be no assurance that the federal and state governments will not consider additional prohibitions on physician ownership, directly or indirectly, of facilities to which they refer patients, which could adversely affect the Company. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil money penalties and exclusion from participation in federal or state health care programs.

Moreover, the laws of many states prohibit physicians from sharing professional fees, or "splitting fees", with anyone other than a member of the same profession. These laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. Expansion of the operations of the Company to certain jurisdictions may require structural and organizational modifications of the company's form of relationship with medical practices, which could have an adverse effect on the Company.

Although the Company believes its operations as currently structured are in material compliance with existing applicable laws, there can be no assurance that review of the company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company, or that the health care regulatory environment will not change so as to restrict the Company's existing operations or its expansion.

ENTERTAINMENT/MULTIMEDIA

Technological development is in its infancy stage in the entertainment/multimedia industry. To date, the industry has remained, for the most part, unregulated. However, Congress has begun to actively review the industry, and proposals are currently before Congress with respect to regulating, among other things, the World Wide Web within the United States. Similar regulatory measures may also be under review in other countries in which the Company could conduct its business. Such potential regulatory actions could have a material adverse effect on the Company since there is no assurance that the Company or its products will be in compliance with such regulations if and when such regulations become effective, and there is no assurance that the Company can bring itself and its products into compliance.

STATE LAWS REGARDING PROHIBITION OF
CORPORATE PRACTICE OF MEDICINE

The medical practices are formed as professional corporations owned by one or more physicians licensed to practice medicine under applicable state law in states that prohibit the corporate practice of medicine. The Company is not permitted under certain state laws to practice medicine or exercise control over the medical judgments or decisions of practitioners. Corporate practice of medicine laws and their interpretations vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. The Company anticipates that it will perform only non-medical administrative and medical information management services, will not represent to the public that it offers judicial services and will not exercise influence or control over the practice of medicine by the practitioners with whom it contracts. Expansion of the operations of the Company's form of relationship with medical practices in order to comply with the medical practice laws could have an adverse effect on the Company.

Although management believes its operations as currently structured will be in material compliance with existing applicable laws, there can be no assurance that the Company's structure will not be challenged as constituting the unlicenced practice of medicine or that the enforce ability of the agreements underlying this structure will not be limited. If such a challenge were successfully made in any state, the Company could be subject to civil and criminal penalties and could be required to restructure its contractual arrangements in that state. Such results, or the inability to restructure its contractual arrangements, could have a material adverse effect upon the company.

CHANGES IN REGULATION OF THE DELIVERY OF AND
PAYMENT FOR HEALTH CARE SERVICES

Although Congress failed to pass comprehensive health care reform legislation in 1996, the Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems, and may in the future propose and adopt legislation effecting fundamental changes in the health care delivery system. The Company cannot predict the ultimate timing, scope or effect of any legislation concerning health care reform. Any proposed federal legislation, if adopted, could result in significant changes in the availability, delivery, pricing and payment for health care services and products.

Various states agencies also have undertaken or are considering significant health care reform initiatives. Although it is not possible to predict whether any health care reform legislation will be adopted or, if adopted, the exact manner and the extent to which the Company will be affected, it is likely that the Company will be affected in some fashion, and there can be no assurance that any health care reform legislature, if and when adopted, will not have a material adverse effect on the company.


(VII) RESEARCH AND DEVELOPMENT

Technology developments occur rapidly in the computer software and hardware industries. While the affects of such developments are uncertain, they may have a material adverse effect on the demand for the Company's technology. Additionally, the Medical AMIRE is still in development and has yet to be successfully marketed. The Company's management believes that $2.5 million will be needed to complete these processes. Accordingly the market acceptance of this technology in unknown. The Company's success with this technology depends on its ability to successfully produce a reliable system and to access the market for such technology. There can be no assurance that the Company will be able to remain competitive or that its technology, services or products will not become subject to obsolescence.

(VIII) NUMBER OF EMPLOYEES

The Company employs 43 individuals at November 30, 1998.


ITEM 2. DESCRIPTION OF PROPERTY

The Company rents 1,700 square feet of administrative offices at 7501 North 16th Street, Suite 200, Phoenix, Arizona 85020. The lease term expires in March 2000 and the Company pays $5.00 per square foot. In addition the Company rents 9,460 square feet of space located at 2398 E. Camelback Road, Suite 900, Phoenix, Arizona 85016. The lease term expires in September 2001and the Company will be paying between $23.00 and $26.00 per square foot over the life of the lease.

The Company's development facility is 16,772 square feet and is located in 4840 East Jasmine Street, Suite 105, Mesa, Arizona 85205. The lease term expires in June 2003 and the Company pays monthly rent of approximately $10,000 plus a portion of the common area operating expenses.

The Company's billing and collection operation is located at 2222 South Dobson Road, Suite 1100, Mesa, Arizona 85202. The lease term expires in May 1999 and the Company pays monthly rent of approximately $4,300 plus a portion of the common area operating expenses.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings nor is any of its property subject to any such legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 30, 1998, either through the solicitation of proxies or otherwise.

                                     Part II
                        ________________________________


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

The Company's common stock was approved for trading on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers on October 22, 1997. Prior to that date none of the Company's securities were traded. The initial price of the Company's common stock was $2.00 on October 22, 1997. The Company's common stock presently trades under the symbol "RIGN".

The following table sets forth the range of high and low bid prices as reported on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers for each quarter commencing with initial trade date of October 22, 1997.

                                    High         Low
                                  _______      _______
Fiscal Year 1998
   December 31, 1997               $2.50       $1.625
   March 31, 1998                   2.375       1.10
   June 30, 1998                    3.50        0.825
   September 30, 1998               1.938       0.375


(b) HOLDERS

As of November 30, 1998, there were approximately 610 shareholders of record.

(c) DIVIDENDS

The Company has paid no dividends to date on its Common Stock. The Company reserves the right to declare a dividend when operations merit.

(d) RECENT SALES OF UNREGISTERED SECURITIES

The following table sets forth the sale of unregistered securities by the Company during the fourth quarter of fiscal 1998. All of the holders depicted acquired their shares from ISG Capital Markets (Deutschland) GmbH in Germany. Each of these holders is a European resident. The Company sold the shares to ISG Capital Markets (Deutschland) GmbH in a transaction exempted from Section 5 of the Securities Act of 1933 in reliance upon Regulation S (Rules 901 through 905).

Purchaser Name  Date   Security   Total Consideration

Bussman, Christa   9-1-98  104,000  $104,000
Zimmerman, Markus  9-1-98  23,000       23,000
Stangassinger, Alfred  9-1-98    7,000      7,000



Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

RIGL is in development of an intelligent and intuitive information access system, which the Company is applying primarily to the healthcare industry. The system combines technology with sound business practices in the support of medical information management and controlling administrative costs. The technology ("Medical AMIRE ") is a web centric, object oriented modular system that provides medical practices with a user friendly, cost effective, and comprehensive "real-time" record system.

The Company has two wholly-owned subsidiaries who provide these services to the healthcare industry, RIGL Technologies, Inc. ("RT") and RIGL Medical Systems, Inc. ("RMS").

The Company has another wholly-owned subsidiary Renaissance Center, Ltd. that provides design and implementation of asset management software for the media and entertainment industry.

On September 1, 1998, the Company purchased 100% of the common stock of Medical Resource Systems, Inc. This business combination was accounted for as a pooling of interest.

Certain matters contained herein are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These include, but are not limited to, development of technology, products and service acceptance, competitive actions, loss of significant customers, economic conditions and potential government regulations.


RESULTS OF OPERATIONS

Comparison of Fiscal Year Ended September 30, 1998 with Fiscal Year Ended September 30, 1997

Total Revenue.

Total revenue increased $51,174 to $841,045 during the year ended September 30, 1998 as compared to the $789,871 in the same period ended September 30, 1997. The majority of these revenues, $683,643 in fiscal 1998 and $753,329 in fiscal 1997, respectively, are a result of the billing and collection fees generated by Medical Resource Systems. In addition, the Company began to performing consulting services to physician practices. The consulting services provided to physicians generated approximately $85,000 in revenues in fiscal 1998. The remaining increase was due to the continued technology consulting services provided by Renaissance Center, Ltd. in the entertainment and multimedia industries. In fiscal 1998 this consulting services totaled $71,806 compared to $35,450 in fiscal 1997.

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

Management believes that the billing and collection fees will remain constant in fiscal 1999 and consulting services to physician practices will increase significantly in fiscal 1999.

General & Administrative Expenses.

General & administrative expenses increased $569,634 to $2,792,924 for the year ended September 30, 1998 as compared to the $2,223,290 in the same period of the previous year. The increases in general & administrative expenses relate to several key components to the future success of the Company. First are the expenses incurred associated with research and development costs related to the Company's proprietary technology. Additional costs are due to increased sales and marketing efforts related to the Company's proprietary technology. Finally, general & administrative expenses increased due to the costs incurred in securing key management personnel for both the corporate management and development programs.

The Company had thirty employees at September 30, 1998 compared to six at September 30, 1997. These employees were dedicated to the development of the AMIRE system and the enrollment and operation of physician practices. Management anticipates additional employees will be hired as the Company progresses through the development stage of the Medical AMIRE system and enrolls physician practices.

Depreciation expense

Depreciation expense increased $40,528 to $64,302 during the year ended September 30, 1998 as compared to the $23,774 in the previous year. The increase in depreciation is due to the addition of approximately $200,000 in property and equipment during 1998. Management anticipates additional property and equipment will be required as the Company progresses through the development stage of the AMIRE systems. The Company has approximately $800,000 capitalized as proprietary technology as of September 30, 1998 and anticipates additional costs will be incurred to develop the AMIRE systems. Amortization of these costs has not been recorded as sales of the product have not begun in earnest.

Interest Income

Interest income increased $60,861 to $78,836 during the year ended September 30, 1998 as compared to the $17,975 in the previous year. The increase is due to the cash received on common and preferred stock subscriptions during the current year which has given the Company a higher cash balance to invest in interest earning accounts. These cash balances will be utilized in the future on the development of the AMIRE system, therefore interest income could decrease in future periods.

Income taxes

The provision for income taxes relates to minimum tax requirements in various states that the Company does business. The Company has approximately $3,400,000 of net operating loss carry forwards which can be used to offset future taxable income.

Net income (loss) and weighted average shares

Net loss for the year ended September 30, 1998 was $1,941,202 (or $0.17 per share) compared to net loss of $1,440,849 (or $0.24 per share) for the same period of the prior year. The weighted average number of shares outstanding for the year ended September 30, 1998 and September 30, 1997 were 11,262,744 and 6,139,918, respectively. The increase in the number of shares outstanding was due to additional private placements of the Company's securities during fiscal 1998. The Company anticipates additional private placements during fiscal 1999..


FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio was 7.65 to 1 at September 30, 1998. Cash and cash equivalents increased $355,329 to $1,194,139 at September 30, 1998 from $838,810 at September 30, 1997. The increase in cash and cash equivalents was primarily due to payments received on common and preferred stock subscriptions offset by cash used in operations and expenditures for capital equipment and proprietary technology..

The Company has successfully raised capital financing of approximately $3,000,000 during the year ended September 30, 1998 and approximately $2,300,000 during the year ended September 30, 1997. Additional capital will be required for the Company to fully expand its operations into all of the potential markets. The amount of the additional capital that may be required is dependent upon, among other things, the expansion of existing financial resources, and the availability of other financing on favorable terms and future operating results. Therefore, the Company's ultimate success may depend upon its ability to raise additional capital or debt financing. There can be no assurance that additional capital can be raised or obtained as needed or that the Company can ultimately fulfill its business objectives.

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


YEAR 2000 ISSUE

Virtually all companies and organizations are devoting resources to evaluating the "Year 2000 Issue." This critical data management problem may have substantial financial consequences for companies throughout the world. Most computer systems in use today were designed and developed over many years without regard to the impact of the upcoming century change. Because memory was so expensive on early mainframe computers, many programs used only two digits for the year in the date fields. As a result many computer applications could fail completely or create erroneous results by the year 2000, unless corrective measures are taken.

The Company's management has addressed the extent of the problem as it pertains to (i) the Company's data systems and (ii) the Company's proprietary software for use by its future customers.

With regard to the Company's data systems, management has determined that the Company's data systems are functionally operable to handle four digit date fields and that the Year 2000 Issue will not materially affect future financial results, or cause reported financial information to necessarily be inherently unreliable as a result of the Year 2000 Issue.

With regard to the Company's proprietary software, specifically the AMIRE (TM) systems, the Company undertook to test its application which revealed that no modifications or replacements to significant portions of its software will be required in order for the software to run properly after December 31, 1999. The Company has determined that it has no material exposure to contingencies related to the Year 2000 Issue for its AMIRE (TM) product.

Management has allocated no resources specifically to the Year 2000 Issue. Management intends to continue to review on an ongoing basis the need for projected expenditures and uncertainties arising from this issue. This ongoing review will consider the consequences to the Company in the event of the need for additional expenditures or the impact on the functional performance and the marketability of the Company's proprietary products, such as AMIRE (TM). However there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely identified or converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.


      ITEM 7. FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors and Shareholders
RIGL Corporation, Inc.

We have audited the accompanying consolidated balance sheets of RIGL Corporation, Inc. and subsidiaries (collectively, the "Company") as of September 30, 1998 and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the two years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RIGL Corporation, Inc. and subsidiaries as of September 30, 1998, and the results of its operations and cash flows for each of the two years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the two years ended September 30, 1998 and 1997, the Company incurred a net loss of $1,941,202 and $1,440,849, respectively. In addition, the Company's net cash used in operating activities was $1,770,397 and $1,253,749, respectively, for the two years ended September 30, 1998 and 1997, and the Company's accumulated deficit was 4,136,604 as of September 30, 1998. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN, LLP

Los Angeles, California
November 4, 1998

                                      RIGL CORPORATION, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEET
                                                           September 30, 1998
_____________________________________________________________________________

                                     ASSETS
Current assets
   Cash                                                          $ 1,194,139
   Accounts receivable                                                97,122
   Other current assets                                                4,875
                                                                  __________
          Total current assets                                     1,296,136

Equipment and improvements, net                                      208,243
Shareholder loans                                                     68,000
Proprietary technology                                               797,663
Long-term receivables                                                 75,000
Other assets                                                          77,582
                                                                  __________
          Total assets                                           $ 2,522,624
                                                                  __________
                                                                  __________

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                              $    45,717
   Accrued expenses                                                  123,788
                                                                  __________
          Total current liabilities                                  169,505

Commitments and contingencies

Shareholders' equity
   Preferred stock, Series A, $0.001 par value
      3,000,000 shares authorized
      0 shares issued and outstanding                                   -
   Preferred stock, Series A.1, $0.001 par value
      3,000,000 shares authorized
      0 shares issued and outstanding                                   -
   Common stock, $0.001 par value
      50,000,000 shares authorized
      12,403,634 shares issued and outstanding                        12,404
   Treasury stock, at cost, 679,292 shares                           (69,822)
   Additional paid-in capital                                      6,547,141
   Accumulated deficit                                            (4,136,604)
                                                                  __________
          Total shareholders' equity                               2,353,119
                                                                  __________
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 2,522,624
                                                                  __________
                                                                  __________

The accompanying notes are an integral part of these financial statements.

                                      RIGL CORPORATION, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                            For the Years Ended September 30,
_____________________________________________________________________________

                                                1998          1997
                                             __________    __________

REVENUE                                     $   841,045   $   789,871
                                             __________    __________
OPERATING EXPENSES
   General and administrative                 2,659,924     2,006,040
   Stock issued to vendors for services         133,000       217,250
   Depreciation                                  64,302        23,774
                                             __________    __________
       Total operating expenses               2,857,226     2,247,064
                                             __________    __________

LOSS FROM OPERATIONS                         (2,016,181)   (1,457,193)
                                             __________    __________

OTHER INCOME(EXPENSES)
   Interest expense                              (2,091)       (1,636)
   Interest income                               78,838        17,975
   Gain on sale of asset                           -              177
                                             __________    __________
       Total other income (expense)              76,745        16,516
                                             __________    __________
LOSS BEFORE PROVISION FOR INCOME TAXES       (1,939,436)   (1,440,677)

PROVISION FOR INCOME TAXES                        1,766           172
                                             __________    __________
NET LOSS                                    $(1,941,202   $(1,440,849)
                                             __________    __________
                                             __________    __________
BASIC LOSS PER SHARE                        $     (0.17)  $     (0.24)
                                             __________    __________
                                             __________    __________
DILUTED LOSS PER SHARE                      $     (0.17)  $     (0.24)
                                             __________    __________
                                             __________    __________
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING   11,262,744     6,139,918
                                             __________    __________
                                             __________    __________

The accompanying notes are an integral part of these financial statements.

                                                                                   RIGL CORPORATION, INC. AND SUBSIDIARIES
                                                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                         For the Years Ended September 30,
__________________________________________________________________________________________________________________________
                                                                                            Additional
                              Preferred Stock      Common Stock     Subscriptions Treasury  Paid-in   Accumulated
                           Shares     Amount     Shares     Amount   Receivable   Stock     Capital   Deficit       Total
                         __________ __________ __________ __________ __________ __________ __________ ___________ _________
Balance Sept. 30, 1996       35,000         35  6,113,280 $    6,113 $  (3,470) $     -    $  782,520 $ (754,553) $  10,645
Issuance of common stock
 for services                                     217,250        217                          217,033               217,250
Issuance of common stock
 for cash                                         307,000        307                           19,700                20,007
Cash received on
 subscriptions                                                           2,670                                        2,670
Issuance of preferred
 stock for cash           2,264,100      2,264                                              2,265,540             2,267,804
Issuance of preferred
 stock in payment of
 operating costs             62,500         63                                                    (63)                 -
Cash paid for
 offering costs                                                                                (2,500)               (2,500)
Net Loss                                                                                              (1,440,849)(1,440,849)
                         __________ __________ __________ __________ __________ __________ ___________ __________ __________

Balance Sept. 30,1997     2,361,600      2,362  6,637,530      6,637      (800)       -     3,262,230 (2,195,402) 1,075,027
Issuance of common stock
 for cash in connection
 with private placements                        2,372,640      2,373                        2,370,262             2,372,635
Issuance of common stock
 for services                                     388,864        389                          632,611               633,000
Purchase of treasury stock                                                         (69,822)                         (69,822)
Cash received on
 subscriptions                                                             800                                          800
Issuance of preferred
 stock for cash             638,400        638                                                637,762               638,400
Conversion of Series A
 preferred stock
 to common stock         (3,000,000)    (3,000) 3,000,000      3,000                                                   -
Offering costs                                                                               (355,719)             (355,719)
Common stock issued
 for offering costs                                 4,600          5                               (5)                 -
Net loss                                                                                              (1,941,202)(1,941,202)
                         __________ __________ __________ __________ __________ __________ ___________ __________ __________

 BALANCE, SEPT. 30, 1998      -     $    -     12,403,634 $   12,404 $     -    $ (69,822) $6,547,141$(4,136,604)$2,353,119
                         __________ __________ __________ __________ __________ __________ ___________ __________ __________
                         __________ __________ __________ __________ __________ __________ ___________ __________ __________

The accompanying notes are an integral part of these financial statements.

                                      RIGL CORPORATION, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             For the Years Ended September 30,
_____________________________________________________________________________
                                                       1998          1997
                                                    __________    __________
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                        $ (1,941,202)  $ (1,440,849)
 Adjustments to reconcile net loss
   to net cash used in operating
   activities
     Depreciation                                      64,302         23,774
     Gain on disposal of equipment                       -              (177)
     Stock issued for services                        133,000        217,250
 (Increase) decrease in
   Accounts receivable                                (68,659)        (2,980)
   Other current assets                                (1,140)         1,781
   Other long-term receivables                         (5,000)       (70,000)
   Other assets                                       (63,617)        (4,776)
 Increase (decrease) in
   Accounts payable and accrued expenses              114,562         27,225
   Due to shareholders                                 (2,643)         5,003
   Customer advance                                      -           (10,000)
                                                    __________    __________
      Net cash used in operating activities        (1,770,397)    (1,253,749)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of equipment and improvements              (193,746)       (87,510)
 Expenditures for proprietary technology             (284,663)          -
 Proceeds from sale of equipment and improvements        -               800
                                                    __________    __________
      Net cash used in investing activities          (478,409)       (86,710)

CASH FLOW FROM FINANCING ACTIVITIES
 Borrowing on shareholder loans                        37,841           -
 Payments on shareholder loans                           -          (105,841)
 Proceeds from issuance of preferred stock            638,400      2,267,804
 Proceeds from issuance of common stock             2,373,435         22,677
 Principle payments on note payable                   (20,000)          -
 Stock issuance costs                                (355,719)        (2,500)
 Purchase of treasury stock                           (69,822)          -
                                                    __________    __________
      Net cash provided by financing activities     2,604,135      2,182,140
                                                    __________    __________
         Net increase in cash                         355,329        841,681

CASH (BOOK OVERDRAFT), BEGINNING OF YEAR              838,810         (2,871)
                                                    __________    __________
CASH, END OF YEAR                                 $ 1,194,139    $   838,810
                                                    __________    __________
                                                    __________    __________
The accompanying notes are an integral part of these financial statements.

                                      RIGL CORPORATION, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd.)
                                            For the Years Ended September 30,
_____________________________________________________________________________
                                                       1998          1997
                                                    __________    __________
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Interest paid                                     $     2,091   $     1,636
                                                    __________    __________
                                                    __________    __________

 Income taxes paid                                 $     1,766   $        50
                                                    __________    __________
                                                    __________    __________

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
The Company entered into the following non-cash transactions during the years ended September 30, 1998 and 1997:

 - During the year ended September 30, 1998, the Company issued 388,864 shares of common stock to vendors for services rendered. Services rendered were Valued at $633,000, of which $133,000 was charged to operations and $500,000 was capitalized as proprietary technology.

 - On September 1, 1998, the Company purchased 100% of the common stock of Medical Resource Systems, Inc. in exchange for 100,000 shares of the Company's common stock.

 - During the year ended September 30, 1997, the Company issued 217,250 shares of common stock to vendors for services rendered. The services were valued at $217,250.

 - During the year ended September 30, 1997, the Company issued 62,500 shares
   Of common stock as payment for commissions relating to its private placements of common stock.

The accompanying notes are an integral part of these financial statements.

                                      RIGL CORPORATION, INC. AND SUBSIDIARIES
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                           September 30, 1998
_____________________________________________________________________________

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

   Nuclear Corporation of New Mexico ("NCNM") was incorporated in December
   1968 for the purpose of mineral, oil, and gas exploration. The initial amount raised for exploration activities was $300,000, and NCNM remained active in this business until 1974. Since 1974, NCNM has been substantially inactive, receiving only residual income from overriding royalty interest in oil and gas leases.

   In April 1994, NCNM moved its domicile from the state of New Mexico to Nevada. From that period until its combination with Renaissance Center, Inc. ("RenCen"), NCNM remained substantially inactive.

   On June 27, 1997, in an agreement and plan of merger, all of the common stock of RenCen, a Nevada corporation, was acquired by NCNM. In the agreement, one share of common stock of NCNM was received by the shareholders of RenCen for each share of RenCen's common stock held. In addition, every one share of Series A preferred stock of RenCen was exchanged for one share of Series A preferred stock of NCNM. In connection with the merger agreement, NCNM changed its name to Renaissance International Group, Inc. (Renaissance"). The merger was accounted for similarly to a pooling of interests.

   The management of Renaissance instituted a 1 -for-2 reverse split of its common stock held by managment prior to the combination with NCNM.
   Subsequently, Renaissance decreased the number of authorized shares of common stock (par value $0.001) from 50,000,000 to 25,000,000 shares. In addition, the number of shares issued and outstanding were reduced on the basis of 1-for-2 with any scrip shares created as a result of the reverse split, rounded up to the next whole share. No reduction or alterations were made to the preferred shares of Renaissance. The name of Renaissance was changed to RIGL Corporation, Inc. on June 22, 1998.

   Subsequently, RIGL Corporation, inc. undertook several private placements of its common and Series A preferred stock through September 30, 1998
   (see Note 12).

   On September 1, 1998, RIGL Corporation, Inc. purchased 100% of the common stock of Medical Resource Systems, Inc. in exchange for 100,000 shares of RIGL Corporation, Inc.'s common stock. The business combination was accounted for as a pooling of interests (see Note 7).

   NATURE OF BUSINESS

   RIGL Corporation, Inc. is in development of an intelligent and intuitive information access system, which RIGL Corporation, Inc. is applying primarily to the healthcare industry. The system combines technology with sound business practices in the support of medical information management and controlling administrative costs. The technology is a web centric, object oriented, modular system that provides medical practices with a user friendly, cost effective, and comprehensive "real-time" record system. RIGL Corporation, Inc. intends to assume total responsibility of all administrative activities through a facilities management approach.

   RIGL Corporation, Inc. has two wholly-owned subsidiaries who provide these services to the healthcare industry, RIGL Technologies, Inc. ("RT") and RIGL Medical Systems, Inc. ("RMS") (collectively, the "Company").

   RT

   RT is the development arm of the Company. RT has committed itself to the development of revolutionary technologies and innovative system solutions for the medical and multimedia/entertainment industries. RT is developing and acquiring a palette of interrelated technologies to provide acquisition, management, and retrieval of information.

   RT is working on the design and implementation of the Asset Management and Information Retrieval Environment ("AMIRE (TM)"). AMIRE (TM) will be developed as a core software engine to provide information management for complex data. AMIRE (TM) will be designed to provide a suite of services related to the management of media rich and legacy enterprise information. AMIRE (TM) will operate across geographically dispersed enterprises and provide information cohesiveness.

   RMS

   RMS' primary objective is to create a bridge between the Medical AMIRE
   (TM) development team and the ultimate end users. RMS will accomplish this by contracting with physician practices that believe that improved medical information management could improve the business aspects of their practices and who are looking to advance into the latest medical information management technology. When contracting with a physician practice, RMS will typically enter into a Management Services Agreement
   ("MSA") with the practice. Pursuant to the MSA, RMS will manage the administrative functions and medical information resources of the practice in all respects. The practice will be solely responsible for the rendering of medical services. RMS has targeted its primary contracting efforts on physician practices located within the State of Arizona.

   ACQUISITIONS

   The Company is actively pursuing acquisitions in the medical industry.
   Initially, it has targeted physician groups, outpatient survival centers, skilled nursing facilities, and medical specialty organizations. It is management's intention to continue to examine all industries for possible applications of its proprietary technology as well as looking for opportunities to acquire other synergistic technologies.

NOTE 2 - GOING CONCERN MATTERS

   The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the two years ended September
   30, 1998 and 1997, the Company incurred losses of $1,941,202 and $1,440,849, respectively. In addition, the Company's cash flow requirements have been met by the generation of capital through private placements of the Company's preferred and common stock. No assurance can be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

   The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The
   Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

   To meet these objectives, the Company has instituted a three-point plan:

   1.     Increasing sales by expanding the customer base.

   2. Increasing sales through the acquisition of entities with related services and expanding into international markets.

   3. The continuation of financing provided by the majority shareholders and placements of the Company's equity instruments until the Company attains profitability.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

   Basis of Presentation

   As described in Note 2, the accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern.
   The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


   Accounts Receivable

   Accounts receivable consist primarily of amounts due from customers. All amounts are expected to be recovered, and as such, no allowance for uncollectible amounts is deemed necessary.

   Equipment and improvements

   Equipment and improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets as follows:

        Furniture and equipment     5 to 7 years
        Automobiles                 5 years
        Leasehold improvements      estimated useful life or length of
                                    lease, whichever is shorter

   Proprietary Technology

   The Company capitalizes production costs incurred to further develop a computer software product with established technological feasibility.
   Amortization of these costs has not been recorded as sales of the product have not begun in earnest. The total amount capitalized was $797,663 as of September 30, 1998.

   Treasury Stock

   The Company accounts for its treasury stock under the cost method, whereby purchases of treasury stock are recorded at the cost to the Company.

   Reverse Stock Split

   During the year ended September 30, 1996, the Company preformed a 1-for-2 reverse split of its common stock. All share and per share data have been stated to reflect this reverse split.

   Income Taxes

   The Company utilizes Statement of Financial Accounting Standards ("SFAS")
   No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

   Net Loss Per Share

   The Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.
   Earnings per share for 1997 has been restated using the methodologies of SFAS No. 128. Since the Company incurred a net loss for all periods presented, basic earnings per share and diluted earnings per share are the same.

   Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Fair Value of Financial Instruments

   The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for notes payable of similar maturities are substantially the same.

   Risk Concentrations

   Substantially all of the Company's revenues are generated from three customers located in Phoenix, Arizona. The loss of any one of these customers would have substantial impact on the Company's revenues.

   Recently Issued Accounting Pronouncements

   The Financial Accounting Standards Board ("FASB") issued SFAS No. 130,
   "Reporting Comprehensive Income," which is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS No. 130 to have a material impact, if any, on its financial position or results of operations.

   The FASB issued SFAS No. 131, "Disclosures about Segments of an
   Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires a company to report certain information about its operating segments including factors used to identify the reportable segments and types of products and services from which each reportable segment derives its revenues. The Company does not anticipate any material change in the manner that it reports its segment information under this new pronouncement.


NOTE 4 - CASH

   The Company maintains cash deposits at banks located in Arizona.
   Deposits at the banks are insured by the Federal Deposit Insurance
   Corporation up to $100,000. As of September 30, 1998, the uninsured portions of balances held at the banks aggregated to $1,107,896. The
   Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash.


NOTE 5 - EQUIPMENT AND IMPROVEMENTS

   Equipment and improvements at September 30, 1998 consisted of the following:


        Furniture and equipment                           $    235,981
        Automobiles                                             13,000
        Leasehold improvements                                  58,253
                                                            __________

                                                               307,234
        Less accumulated depreciation and amortization          98,991
                                                            __________

                                        Total             $    208,243
                                                            __________
                                                            __________


NOTE 6 - LONG-TERM RECEIVABLES

   The Company has two notes receivable from customers with balances of $45,000 and $30,000 as of September 30, 1998. The notes bear interest at 6% and 18%, respectively, and are collectible on demand. The Company does not expect to collect the notes within the year.


NOTE 7 - ACQUISITION OF MEDICAL RESOURCE SYSTEMS, INC.

   On September 1, 1998, the Company exchanged 100,000 shares of the
   Company's common stock for all the outstanding stock of Medical Resource
   Systems, Inc. ("MRS"). MRS primarily operates as a processor of billing and collection services for physicians and physician groups.

   This transaction has been accounted for as a pooling of interests.
   Accordingly, the consolidated financial statements for all years presented have been restated to include the accounts and operations of MRS. The combined entities' separate operating results for the year ended September 30, 1997 were as follows:

        Net revenues
             The Company                                       $     36,542
             MRS                                                    753,329
                                                                 __________

                                         Combined              $    789,871
                                                                 __________
                                                                 __________



        Net income (loss)
            The Company                                        $ (1,440,883)
            MRS                                                          34
                                                                 __________

                                     Combined                  $ (1,440,849)
                                                                 __________
                                                                 __________


        Net loss per common share

            As previously reported                             $      (0.24)
                                                                 __________
                                                                 __________

            As restated                                        $      (0.24)
                                                                 __________
                                                                 __________

   Separate operating results for the period from October 1, 1997 to consummation of the combination, included in the 1998 consolidated statement of operations, are as follows:

                                                Net               Net
                                             Revenues        Income (Loss)

        The Company                         $ 135,344        $ (1,721,837)
        MRS                                   638,713              (5,953)
                                            _________        _____________

                           Combined         $ 774,057        $ (1,727,790)
                                            _________        _____________
                                            _________        _____________

NOTE 8 - RELATED PARTY TRANSACTIONS

   As of September 30, 1998, the Company maintained two notes receivable from officers for $32,000 and $36,000, both accruing interest at 7% per year.

   During the year ended September 30, 1998, the Company granted stock options to purchase an aggregate of 500,000 shares of common stock to two employees.


NOTE 9 - INCOME TAXES

   Significant components of the provision for income taxes based on income for the years ended September 30 are as follows:

                                                1998           1997
                                             __________     __________
        Current
             Federal                         $     -        $     -
             State                                1,766            172
                                             __________     __________
                                                  1,766            172
                                             __________     __________
        Deferred
             Federal                              -               -
             State                                -               -
                                             __________     __________
                                                  -               -
                                             __________     __________

             Provision for income taxes      $    1,766     $      172
                                             __________     __________
                                             __________     __________

   A reconciliation of the provision for (benefit from) income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended September 30 is as follows:

                                                1998           1997
                                             __________     __________

        Income tax provision computed at
             federal statutory tax rate          34.0%          34.0%
        Change in deferred income tax
             valuation reserve                  (39.0)         (39.0)
        State taxes, net of federal benefit       6.0            6.0
        Permanent differences and other           -             (1.0)
                                             __________     __________
             Total                                1.0%           -  %
                                             __________     __________
                                             __________     __________

   As of September 30, 1998, the Company had federal and state net operating loss carryforwards of approximately $3,369,000 and $3,368,000, respectively, which expire through 2010.

   Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of September 30, 1997 and 1996 consisted of the following:

                                                1998           1997
                                             __________     __________
        Deferred tax asset
             Net operating loss
             carryforwards                  $ 1,341,169    $   476,071
             Stock issued for services             -            92,983
             Valuation allowance             (1,341,169)      (569,054)
                                             __________     __________

               Net deferred tax asset       $      -       $      -
                                             __________     __________
                                             __________     __________


   During the year ended September 30, 1998, the Company did not utilize its federal net operating loss carryforwards.


   NOTE 10 - COMMITMENTS AND CONTINGENCIES

   OPERATING LEASES

   The Company leases its facilities and certain equipment under non-cancelable operating leases expiring at various dates through June 2003.
   Certain leases contain renewal provisions. Future minimum lease payments under these leases are as follows:

         Years Ending
         September 30,
         ____________

           1999                                      $     451,246
           2000                                            425,085
           2001                                            406,089
           2002                                            390,676
           2003                                             97,511
                                                        __________

                         Total                       $   1,770,607
                                                        __________
                                                        __________

   Rent expense was $141,754 and $61,912 for the years ended September 30, 1998 and 1997, respectively.

   EMPLOYMENT AGREEMENTS

   During the year ended September 30, 1998, the Company entered into various employment agreements with officers and other employees of the Company. The agreements expire through September 2003. Under the agreements, the Company is required to pay annual salaries as follows:

         Years Ending
         September 30,
         _____________
           1999                                      $   1,154,967
           2000                                          1,052,300
           2001                                          1,052,300
           2002                                          1,052,300
           2003                                            460,348
                                                        __________

              Total                                  $   4,772,215



   CONSULTING AGREEMENT

   The Company entered into a consulting agreement on February 5, 1998 related to the development of certain technologies. The agreement requires the Company to pay consulting fees of $5,000 per month for three years of services related to the further development and translation of these technologies. The Company is currently disputing this agreement and has deferred any payments until such a time as a resolution is achieved.

   LITIGATION

   The Company is involved in various litigation arising in the normal course of business. The outcome of such litigation is not expected to have a material effect on the Company.


NOTE 11 - EMPLOYEE BENEFIT PLAN

   The Company maintains a profit sharing plan established in accordance with Section 401(k) of the Employee Retirement Income Security Act of
   1974, as amended.   The plan is a defined contribution plan covering
   substantially all eligible employees of the Company, and all payments are discretionary.  The Company made no contributions during the years ended
   September 30, 1998 and 1997.

NOTE 12 - SHAREHOLDERS' EQUITY

   SERIES A AND A.1 PREFERRED STOCK

   In connection with its initial capitalization, the Company was authorized to issue 3,000,000 shares of Series A convertible preferred stock. The stock has a par value of $0.001 and is convertible to the Company's common stock on a 1-for-1 basis at the discretion of the preferred shareholder, under certain restrictions. Automatic conversion was to occur when the Company's common stock became publicly traded.

   During the years ended September 30, 1998 and 1997, the Company issued
   638,400 and 2,326,600 shares, respectively, of its Series A convertible preferred stock for cash and services in the amount of $638,400 and $2,264,100, respectively. In addition, holders of the Series A convertible preferred stock converted 3,000,000 shares of Series A convertible preferred stock to the Company's common stock during the year ended September 30, 1998.

   During the year ended September 30, 1998, the Board of Directors authorized the Company to issue 3,000,000 shares of Series A.1 convertible preferred stock. The stock has a par value of $0.001 and is convertible to the Company's common stock on a 1-for-1 basis at the discretion of the preferred shareholder, under certain restrictions. The
   Company has not issued any Series A.1 convertible preferred stock to date.

   COMMON STOCK

   During the year ended September 30, 1998, in connection with the private placement of the Company's $0.001 par value common stock, the Company issued 2,372,640 shares for cash in the amount of $2,016,915, net of issuance costs.

   During the years ended September 30, 1998 and 1997, the Company issued
   388,864 and 217,250 shares, respectively, of its $0.001 par value common stock in exchange for certain services. The services were valued at $627,000 and $217,250, respectively.

   During the years ended September 30, 1998 and 1997, in connection with the private placement of the Company's $0.001 par value common and Series
   A preferred stock, the Company issued warrants to purchase shares of its common stock at $2.00 per share as an incentive to purchase the stock. A warrant to purchase one common share was issued for each two shares of Series A preferred or common stock purchased in the placements. During the years ended September 30, 1998 and 1997, warrants to purchase
   1,505,200 and 1,180,800 shares, respectively, of its common stock were issued (see Note 13).

   During the year ended September 30, 1998, the Company acquired 679,292 shares of its common stock from two Board members. 400,000 shares of this treasury stock were gifted back to the Company for no consideration.
   The remaining shares were purchased by the Company for $69,822.

   At September 30, 1998, the Company had outstanding commitments to purchase 1,627,360 shares of its common stock at $1.00 per share from an independent market-maker in Germany. The commitment to purchase is based on a best-efforts agreement that the market-maker can find buyers for the Company's stock. The Company has placed 3,000,000 shares of its Series A preferred stock and 2,370,640 shares of its common stock though this market-maker in previous periods and fully expects to collect on this commitment.


NOTE 13 - STOCK OPTIONS AND WARRANTS

   WARRANTS

   As of September 30, 1998, the Company had outstanding warrants to purchase a total of 3,416,920 shares of common stock that were issued in conjunction with private placement offerings and other transactions as follows:

                                   Number of
                                    Shares     Warrant Price     Expiration
          Description              Allocated     Per Share          Date
   ________________________________________________________________________

    Warrants issued outside the
    Company's placements of
    preferred and common stock      750,000     $     2.30     Oct. 22, 1999

    Warrants issued in conjunction
    with the placement of the
    Company's preferred and
    common stock                  2,666,920     $     2.00     Oct. 22, 1999
   _________________________________________________________________________

        Warrants outstanding,
        September 30, 1998        3,416,920
                                 __________
                                 __________

        Warrants exercisable,
        September 30, 1998        3,416,920
                                 __________
                                 __________

   During the year ended September 30, 1998, the Company issued 1,505,520 warrants with an average warrant price per share of $2.07. Additionally, no warrants were exercised during the year ended September 30, 1998.

   STOCK OPTION PLAN

   The Company adopted the 1998 Stock Option Plan (the "1998 Plan") on July
   6, 1998. The purpose of the 1998 Plan is to attract, retain, and motivate the best available employees and directors by giving them incentives which are linked directly to increases in the value of the common stock of the Company. Each director, officer, employee, or other individual as determined by the Board of Directors of the Company is eligible to be considered for the grant of awards under the 1998 Plan. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 1998 Plan is 1,500,000. Under the 1998 Plan, no individual may receive grants of options covering more than 250,000 shares in any one calendar year. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 1998 Plan. Under the 1998 Plan, no incentive stock option will be less than 100% of the fair market value of the shares on the date the stock option is granted, subject to certain provisions.

   STOCK OPTION AGREEMENTS

   Options and warrants were granted, which under certain agreements, allows employees, consultants, and directors to purchase shares of common stock, which were issued outside the 1998 Plan. These options expire upon certain events.

   The following summarizes the Company's stock option transactions:

                                 1998     Weighted-     Other      Weighted-
                                 Stock    Average       Stock      Average
                                 Option   Exercise   Options and   Exercise
                                 Plan     Price        Warrants    Price
   _________________________________________________________________________
    Options outstanding,
    September 30, 1997            -      $    -            -     $    -
    Granted                       -      $    -       1,374,474  $    2.27
   _________________________________________________________________________

    Options outstanding,
    September 30, 1998            -      $    -       1,374,474  $    2.27
   _________________________________________________________________________
   _________________________________________________________________________

    Options exercisable,
    September 30, 1998            -      $    -       1,374,474  $    2.27
   _________________________________________________________________________
   _________________________________________________________________________

   At September 30, 1998, the Company had options to purchase 425,474 shares of the Company's common stock outstanding with no stated contractual life. The remaining options outstanding have a weighted-average contractual life of 1.24 years.


   The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting
   Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below:

                                                    For the Years Ended
                                                        September 30,
                                                 1998               1997
   _________________________________________________________________________

        Net loss
          As reported                       $ (1,941,202)    $  (1,440,849)
          Pro forma                         $ (3,106,176)    $  (1,440,849)
        Loss per share
          As reported                       $      (0.17)    $       (0.24)
          Pro forma                         $      (0.28)    $       (0.24)
   _________________________________________________________________________

   These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended
   September 30, 1998: dividend yield of 0%; expected volatility of 90%;
   risk-free interest rate of 4.5%; and expected life of two years. The weighted-average per share fair value of options granted during the year ended September 30, 1998 was $1.87, and the weighted-average exercise price of options granted during the year ended September 30, 1998 was $2.27.


NOTE 14 - SUBSEQUENT EVENTS

   The Company and Mountain Office Management Systems, Inc. ("MOMS"), an
   Arizona corporation, entered into a stock purchase agreement, dated
   November 10, 1998, whereby the Company would purchase all of the outstanding stock of MOMS in exchange for 300,000 shares of the Company's
   $0.001 par value common stock. The agreement sets forth certain addendums, which allow for the previous shareholders of MOMS to repurchase the shares of MOMS' stock for five years after the date of the agreement, under certain restrictions.

   On October 2, 1998, the Board of Directors authorized the creation of 2,500,000 shares of Class B preferred stock. Preferences and privileges have not yet been determined.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through fiscal 1998.

At the shareholder meeting on June 22, 1998, the shareholders ratified the approval of new auditors for the Company based upon the board of directors recommendation.

                                    PART III
                         ______________________________

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
        COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Information concerning the Directors and Executive Officers of the Company is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.


ITEM 10. EXECUTIVE COMPENSATION

Information concerning the management remuneration is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.
 .

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

Information concerning the security ownership of certain beneficial owners and management is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related party transactions is hereby incorporated by reference to the Company's definitive proxy statement which will be filed with the Commission within 120 days after the close of the fiscal year.


ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

Except for the documents that are marked with an asterisk, each of the documents listed below has heretofore been filed (file number 0-24217) by the Company with the Securities and Exchange Commission (the "Commission") and each such document is incorporated herein by reference. The documents that are marked with an asterisk are filed herewith.


3. (i)  Articles of Incorporation
   (ii) Bylaws


10.  Material Contracts

(i)     Employment Agreement Among Kevin Jones and RIGL Corporation
(ii)    Employment Agreement Among Peter de Krey and RIGL Corporation
(iii)   Employment Agreement Among William D. O'Neal and RIGL Corporation
(iv)    Employment Agreement Among John A. Williams and RIGL Corporation
(v)     Employment Agreement Among Michael MacKay and RIGL Corporation
(vi)    Memorandum of Understanding Among Tennessee Webb and RIGL Corporation
(vii)   Business Combination Agreement between RIGL Medical Systems, Inc. and
        Medical Resource Systems, Inc.
(viii)  1998 Stock Option Plan


21*  (i)  Subsidiaries of the Registrant
27*  (i)  Financial Data Schedule


(b)  A Form 8-K was filed on September 15, 1998 announcing the Business
Combination Agreement between RIGL Medical Systems, Inc. and Medical Resource
Systems, Inc.

SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


December 28, 1998


RIGL CORPORATION


/s/ Kevin L. Jones
    ___________________
    Kevin L. Jones,
    Title: Director and President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

/s/ Kevin L. Jones
    ___________________
    Kevin L. Jones,
    Title: Director and President


/s/ William D. O'Neal
    ____________________
    William D. O'Neal,
    Title: Senior Vice President, General Counsel and Director


/s/ Tennessee Webb
    ____________________
    Tennessee Webb,
    Title: Director


/s/ Eugene Starr
    ____________________
    Eugene Starr,
    Title: Director


/s/ John A. Williams
    ____________________
    John A. Williams,
    Title: Chief Financial Officer



EXHIBIT 21 (i)

Subsidiaries of the Registrant


RIGL Technologies, Inc., a Nevada Corporation
Renaissance Center, Ltd., a Nevada Corporation
Renaissance Center, Inc., a California Corporation
RIGL Medical Systems, Inc., a Nevada Corporation
