Form 10QSB
period 1998-12-31
RIGL CORP
filed 1999-02-11
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[ X ]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:   December 31, 1998


[   ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT


For the transition period from ______________to _______________


                        Commission file number: 0-24217


                                RIGL CORPORATION
                         ______________________________
       (Exact name of small business issuer as specified in its charter)


       Nevada                                             85-0206668
_____________________________________________________________________________
(State or other jurisdiction                 (IRS Employer Identification No.)
      of incorporation)

4840 East Jasmine Street, Suite 105, Mesa, Arizona               85205
_____________________________________________________________________________
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (602) 654-9646

                                          N/A
_____________________________________________________________________________
        (Former name of former address, if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
                                                                No  [   ]

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,547,770 as of January 27, 1999.

Transitional Business Disclosure Format (check one): YES [   ] NO [ X ]

                                RIGL CORPORATION
                              INDEX TO FORM 10-QSB
                          _____________________________



PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements
                                                                   Page
                                                                  Number
         Consolidated Balance Sheets
         as of December 31, 1998 and September 30, 1998              3

         Consolidated Statements of Operations
         for the three months ended December 31, 1998 and 1997       4

         Consolidated Condensed Statements of Cash Flows
         for the three months ended December 31, 1998 and 1997       5

         Notes to Consolidated Financial Statements                 6-10


         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    11-12



PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                13

          Item 2 - Changes in Securities and Use of Proceeds        13

          Item 3 - Defaults Upon Senior Securities                  13

          Item 4 - Submission of Matters to a Vote
                   of Security Holders                              13

          Item 5 - Other Information                                13

          Item 6 - Exhibits and Reports on Form 8-K                 13

          Signatures                                                14

                                 RIGL CORPORATION
                            CONSOLIDATED BALANCE SHEETS

                                            December 31,     September 30,
                                                1998             1998
                                            ____________     _____________
                                             (Unaudited)

ASSETS
------
Current assets:
  Cash and cash equivalents                  $   250,583     $ 1,194,139
  Accounts receivable                             95,815          97,122
  Other receivables                                3,202           2,926
  Prepaid expenses                                 4,188           1,949
                                            ____________     ____________
      Total current assets                       353,788       1,296,136

Property and equipment                           461,864         307,235
Less accumulated depreciation                   (127,409)        (98,992)
                                            ____________     ____________
      Net property and equipment                 334,455         208,243


Other assets:
  Organization costs                               1,560           1,560
  Shareholder loans                               63,000          68,000
  Other interest bearing loans                   218,000          75,000
  Proprietary technology                         380,413         797,663
  Technology rights                               28,750          14,375
  Deposits                                        62,270          62,271
  Goodwill                                       152,295            -
  Less accumulated amortization                   (3,240)           (624)
                                            ____________     ____________
       Net other assets                          903,048       1,018,245
                                            ____________     ____________
       Total assets                          $ 1,591,291     $ 2,522,624


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $    128,086     $    45,717
  Accrued payroll expenses                        76,728         123,788
                                           _____________     ____________
       Total current liabilities                 204,814         169,505

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.001 par value;
  authorized 15,000,000 shares,
   Series A, 3,000,000 authorized:
     No shares issues and outstanding
     at December 31, 1998 and September 30, 1998      -              -
   Series A.1, 3,000,000 authorized:
     No shares issues and outstanding
     at December 31, 1998 and September 30, 1998      -              -

  Common stock; $.001 par value;
  authorized 50,000,000 shares; issued
  and outstanding:
     12,447,770  at December 31, 1998
     and 12,403,634 shares at
     September 30, 1998, respectively              12,448         12,404
  Additional paid-in capital                    6,197,096      6,547,141
  Treasury stock, at cost, 679,292 shares         (69,822)       (69,822)
  Accumulated deficit                          (4,753,245)    (4,136,604)
                                               __________     ___________

     Total stockholders' equity                 1,386,477      2,353,119
                                               __________     ___________
     Total liabilities and
     stockholders' equity                     $ 1,591,291    $ 2,522,624
                                               ==========     ===========

See accompanying notes to these consolidated financial statements.

                                 RIGL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   Three Months Ended
                                              ___________     ___________
                                              December 31,    December 31,
                                                  1998            1997
                                              ___________     ___________
Revenue:
  Collection fees                            $    110,140     $   161,188
  Revenues from medical practices                 134,763            -
  Corporate revenue                                45,171           1,550
  Other income                                         13              32
                                              ___________     ___________
     Total revenue                                290,087         162,770

Direct expense                                       -               -
                                              ___________     ___________

Gross profit                                      290,087         162,770

  General & administrative expenses               882,397         599,608
  Depreciation & amortization expense              31,033          26,936
                                              ___________     ___________

Net operating income (loss)                      (623,343)       (463,774)

  Interest expense                                    156              26
  Interest (income)                                (6,908)        (15,869)
                                              ___________     ___________
Income before taxes                           $  (616,591)    $  (447,931)

  Provision for income taxes                           50            -
                                              ___________     ___________
Net income (loss)                             $  (616,641)    $  (447,931)
                                              ===========     ===========
Basic EPS                                     $     (0.05)    $     (0.05)
                                              ===========     ===========
Diluted EPS                                   $     (0.05)    $     (0.05)
                                              ===========     ===========


  See Accompanying Notes to these Consolidated Financial Statements

                               RIGL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                   Three Months Ended
                                              ___________     ___________
                                              December 31,    December 31,
                                                  1998            1997
                                              ___________     ___________

CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
  Net cash provided by (used in)
  operating activities                       $   (694,506)    $  (342,640)
                                              ___________     ___________

CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES:
  Capital expenditures                           (154,629)        (18,690)
  Expenditures to acquire intangible assets       (16,671)        (10,000)
  Expenditures to acquire/
  develop technology rights                       (82,750)           -
                                              ___________     ___________

    Net cash provided by (used in)
    investing activities                         (254,050)        (28,690)
                                              ___________     ___________

CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:
  Payments on shareholder loans                     5,000
  Proceeds from issuance of common stock             -                800
  Proceeds from issuance of preferred stock          -          1,599,622
                                              ___________     ___________
    Net cash provided by (used in)
    financing activities                            5,000       1,600,422
                                              ___________     ___________
Net increase(decrease) in cash
and cash equivalents                             (943,556)      1,229,092

Cash and cash equivalents at
beginning of period                             1,194,139         838,809
                                              ___________     ___________
Cash and cash equivalents at end of period    $   250,583    $  2,067,901
                                              ===========     ===========

See accompanying notes to these consolidated financial statements.

                                  RIGL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

a.   Organization of business

Nuclear Corporation of New Mexico ("NCNM") was incorporated in December 1968 for the purpose of mineral, oil and gas exploration. The initial amount raised for exploration activities was $300,000, and NCNM remained active in this business until 1974. Since 1974, NCNM has been substantially inactive, receiving only residual income from over-riding royalty interest in oil and gas leases.

In April, 1994 NCNM moved its domicile from the state of New Mexico to Nevada. From that period until its combination with Renaissance Center, Inc. ("RenCen") NCNM remained substantially inactive.

On June 27, 1997, in an agreement and plan of merger, all of the common stock of RenCen, a Nevada corporation, was acquired by NCNM. In the agreement, one share of common stock of NCNM was received by the shareholders of RenCen for each share of RenCen's common stock held. In addition, every one share of Series A preferred stock of RenCen was exchanged for one share of Series A preferred stock of NCNM. In connection with the merger agreement, NCNM changed its name to Renaissance International Group, Ltd. ("Renaissance"). The merger was accounted for similarly to a pooling of interests.

The management of RenCen instituted a 1 for 2 reverse split of its common stock held by management prior to the combination with NCNM. Subsequently, RenCen decreased the number of authorized shares of common stock, par value $.001, from 50 million to 25 million shares. In addition, the number of shares issued and outstanding were reduced on the basis of 1 for 2 with any scrip shares created as a result of the reverse rounded up to the next whole share. No reduction or alterations were made to the preferred shares of RenCen. On June 22, 1998, the shareholders approved a change of the Company name to RIGL Corporation ("the Company" or "RIGL") and increased the authorized shares of the Company to 50 million shares.

On September 1, 1998, RIGL Corporation purchased 100% of the common stock of Medical Resource Systems, Inc. in exchange for 100,000 shares of RIGL Corporation common stock. This business combination was accounted for as a pooling of interests.

On November 10, 1998, RIGL Corporation purchased all of the outstanding common stock of Mountain Office Management, Inc. in exchange for 300,000 shares of the Company's common stock.

b.   Nature of business

RIGL is in development of an intelligent and intuitive information access system, which the Company is applying primarily to the healthcare industry. The system combines technology with sound business practices in the support of medical information management and controlling administrative costs. The technology is a web centric, object-oriented, modular system that provides medical practices with a user friendly, cost effective, and comprehensive "real-time" record system. RIGL intends to assume total responsibility of all administrative activities through a facilities management approach.

RIGL has two wholly-owned subsidiaries who provide these services to the healthcare industry, RIGL Technologies, Inc. ("RT") and RIGL Medical Systems, Inc. ("RMS").

RT
__

RT is the development arm of the Company. RT has committed itself to the development of revolutionary technologies and innovative system solutions for the medical and multimedia/entertainment industries. RT is developing and acquiring a palette of interrelated technologies to provide acquisition, management, and retrieval of information.

RT is working on the design and implementation of the Asset Management and Information Retrieval Environment ("AMIRE (TM)"). AMIRE(TM) will be developed as a core software engine to provide information management for complex data. AMIRE(TM) will be designed to provide a suite of services related to the management of media rich and legacy enterprise information. AMIRE(TM) will operate across geographic boundaries and provide the end-user with a fully featured, integrated patient records system.

RMS
___

RMS' primary objective is to create a bridge between the Medical AMIRE(TM) development team and the ultimate end users. RMS will accomplish this by contracting with physician practices that believe improved medical information management could improve the business aspects of their practices and who are looking to advance into the latest medical information management technology. When contracting with a physician practice, RMS will typically enter into a Management Services Agreement ("MSA") with the practice. Pursuant to the MSA, RMS will manage the administrative functions and medical information resources of the practice in all respects. The practice will be solely responsible for the rendering of medical services. RMS has targeted its primary contracting efforts on physician practices located within the State of Arizona.

Acquisitions

The Company is actively pursuing acquisitions in the medical industry. Initially, it has targeted physician groups, billing and collection companies, outpatient surgical centers, skilled nursing facilities, and medical specialty organizations. It is management's intention to continue to examine all industries for possible applications of its proprietary technology as well as looking for opportunities to acquire other synergistic technologies.


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

c.   Unaudited Information and Basis of Presentation

The consolidated balance sheet as of December 31, 1998 and statements of operations and condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The financial information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The interim financial information and the notes thereto should be read in conjunction with the audited financial statements for the fiscal years ended September 30, 1998, September 30, 1997 and September 30, 1996 which are included in the Company's 1998 Annual Report to Stockholders.

d.   Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets as follows:

        Furniture and equipment                 5-7 years
        Automobiles                               5 years
        Leasehold Improvements                   **

          **estimated useful life or length of lease, whichever is shorter.

e.   Proprietary Technology

The Company capitalizes production costs incurred to further develop a computer software product with established technological feasibility. Amortization of these costs has not been recorded as sales of the product have not begun in earnest.

f.   Income Taxes

The Company, a C Corporation, accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes).

As of September 30, 1998, the Company has approximately $3,369,000 of net operating loss carry forwards which can be used to offset future taxable income.

g.   Management's Estimates and Assumptions

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

h.   Recent Accounting Pronouncements

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

The Company adopted SFAS 130 and SFAS 131 in the first quarter of fiscal 1999 and does not expect such adoptions to have a material effect on the consolidated financial statements and footnotes.


NOTE 3 - SHAREHOLDERS' EQUITY

During the three months ended December 31, 1998, the Company completed the following stock transactions from its authorized but unissued capital shares:


     The Company issued 300,000 shares in exchange for all the issued and outstanding stock of Mountain Office Management Systems, Inc.

     The Company revised the agreement for the 1998 North American rights to the Medasys System by revoking a portion of the transaction. In December 1998, the Company rescinded the 255,864 shares of common stock issued, which was originally valued at $500,000. In January 1999, the Company issued 100,000 shares of common stock for the exclusive North American rights effective January 1, 1999.

During the year ended September 30, 1998, the Company completed the following stock transactions from its authorized but not unissued capital shares:

     Payments in the amount of $3,011,835 were received in Series A preferred stock subscriptions and common stock subscriptions. Costs and expenses relating to the sale of these shares totaled $355,719.

     The Company issued 133,000 common shares to vendors for services rendered and 255,864 for the exclusive North American rights to the Medasys System. These issuances were valued at $633,000, of which $133,000 was charged to operations and $500,000 was capitalized as proprietary technology.

     The Company acquired 679,292 shares of its common stock from two Board members. 400,000 shares of this treasury stock were gifted back to the Company for no consideration. The remaining shares were purchased by the Company for $69,822.

Effective October 22, 1997 warrants were issued to existing stockholders to acquire 2,666,920 common shares at a price of $2.00 per share and 750,000 common shares at a price of $2.30 per share. The warrants expire on October 30, 1999. The Company granted certain of its executive officers and other individuals options to purchase shares of the Company's common stock. At December 31, 1998 options to purchase 1,125,474 shares of common stock were outstanding.


NOTE 4 - EARNINGS PER SHARE

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

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below:

                                                                    Three Months Ended:
                                    December 31, 1998                 December 31, 1997
                            _________________________________   _______________________________
                              Income     Shares   Per Share       Income    Shares     Per Share
                                                   Amount                               Amount
                            __________  _________  __________   _________  _________   _________
BASIC INCOME (LOSS)
           PER SHARE
   Net income (loss)       $(616,641)  12,553,634  $   (0.05)   $(447,931)  9,261,674  $  (0.05)
                                                    =========                           ========
EFFECT OF DILUTIVE
           SECURITIES
   Stock options/warrants       -0-           -0-                    -0-         -0-
                            __________  _________               _________  _________

DILUTED NET INCOME (LOSS)
           PER SHARE
   Net income (loss) plus
      assumed exercises
      and conversions      $(616,641)  12,553,634  $   (0.05)   $(447,931)  9,261,674  $  (0.05)
                            =========  ==========  ==========   ==========  ==========  ========

NOTE 5 - SUBSEQUENT EVENTS


In January 1999, the Company and Claims Direct, Inc. ("CDI") entered into a merger agreement, whereby CDI will become a wholly-owned subsidiary of the Company. Each shareholder of CDI shall receive one RIGL Corporation common share for every two and one-half shares of CDI common stock. Finalization of the merger is contingent upon the approval of 51% of the CDI shareholders and the filing and approval by the Securities and Exchange Commission of a Registration Statement with respect to the existing CDI shareholders.

                                     ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio was 1.7 to 1 at December 31, 1998. Cash and cash equivalents decreased $943,556 to $250,583 at December 31, 1998 from $1,194,139 at September 30, 1998. The decrease in cash and cash equivalents was primarily due to cash used in operations and expenditures for long lived assets.

The Company has successfully raised capital financing during the years ended September 30, 1998 and 1997, respectively. Additional capital will be required for the Company to fully expand its operations into all of the markets. The amount of the additional capital that may be required is dependent upon, among other things, the expansion of existing financial resources, and the availability of other financing on favorable terms and future operating results. Therefore, the Company's ultimate success may depend upon its ability to raise additional capital or debt financing. There can be no assurance that additional capital can be raised or obtained as needed or that the Company can ultimately fulfill its business objectives.

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


RESULTS OF OPERATIONS

Total Revenue.

Total revenue increased $127,317 to $290,087 during the three months ended December 31, 1998 as compared to the $162,770 in the same period of fiscal
1998.   These increases are due to the consulting services provided to physician practices. These services began in the fourth quarter of fiscal 1998. The remaining increases were due to consulting services provided by Renaissance Center, Ltd. in the entertainment and multimedia industries. These increases were offset by a decrease in the billing and collection fees generated. These decreases were due to a partial reduction in the billing services performed to one of their clients.

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

General & Administrative Expenses.

General & administrative expenses increased $282,789 to $882,397 during the three months ended December 31, 1998 as compared to the $599,608 in the same period of fiscal 1998. The increases in general & administrative expenses relate to several key components to the future success of the Company. First are the expenses incurred associated with research and development costs related to the Company's proprietary technology. Additional costs are due to increased sales and marketing efforts related to the Company's proprietary technology. Finally, general & administrative expenses increased due to the costs incurred in securing key management personnel for both the corporate management and development programs.

The Company had forty three employees at December 31, 1998 compared to thirty at September 30, 1998. These employees were dedicated to the development of the AMIRE(TM) system and the enrollment and operation of physician practices. Management anticipates additional employees will be hired as the Company progresses through the development stage of the AMIRE(TM) system and enrolls physician practices.

Depreciation & Amortization Expense.

Depreciation & amortization expense increased $4,097 to $31,033 during the three months ended December 31, 1998 as compared to the $26,936 in the same period of fiscal 1998. The increase in depreciation is due to the addition of approximately $150,000 in property and equipment during fiscal 1999. Management anticipates additional property and equipment will be required as the Company progresses through the development stage of the AMIRE(TM) system. The Company has approximately $380,000 capitalized as proprietary technology as of December 31, 1998 and anticipates additional costs will be incurred to develop the AMIRE(TM) systems. Amortization of these costs has not been recorded as sales of the product have not begun in earnest.

Interest Income.

Interest income decreased $8,961 to $6,908 during the three months ended December 31, 1998 as compared to the $15,869 in the same period of fiscal 1998. The decrease is due to the lower cash balances to invest in interest earning accounts. These cash balances will be utilized in the future on the development of the AMIRE(TM) system, therefore interest income could decrease in future periods.

Income Taxes.

The provision for income taxes relates to minimum tax requirements in various states that the Company does business. The Company has approximately $3,400,000 of net operating loss carry forwards which can be used to offset future taxable income.

Net Income (Loss) and Weighted Average Shares.

Net loss for the three months ended was $616,641 (or $0.05 per share) compared to net loss of $447,931 (or $0.05 per share) for the prior year first quarter.

The weighted average number of shares outstanding for the three month period ended December 31, 1998 and 1997 were 12,553,634 and 9,261,674 , respectively.

                                RIGL CORPORATION

                                     PART II

Item 1     Legal Proceedings

           None


Item 2     Changes in Securities and Use of Proceeds

          (a)  Not applicable

          (b)  Not applicable

          ( )  Not applicable


Item 3     Defaults Upon Senior Securities

           None


Item 4     Submission of Matters to a Vote of Security Holders

           None


Item 5     Other Information

           None


Item 6     Exhibits and Reports on Form 8-K

          (a)  Exhibit Index                                       Page 15

          (b) A Form 8-K was filed on October 16, 1998 announcing the appointment of Eugene Starr to the Board of Directors and the resignation of Walter Vogel.

               A Form 8-K/A was filed on November 12, 1998 providing the required financial information of the acquisition of Medical Resource Systems, Inc.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


February 11, 1999


RIGL CORPORATION


/s/ Kevin L. Jones
    __________________
    Kevin L. Jones
    Title: Director and President


/s/ John A. Williams
    __________________
    John A. Williams
    Title: Chief Financial Officer

                                RIGL CORPORATION
                                INDEX TO EXHIBITS

Exhibit
Number        Description
_____________________________________________________________________________

 27           Financial Data Schedule