Form 10QSB
period 1999-03-31
RIGL CORP
filed 1999-05-17
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)
[ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 1999
                                          ______________

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT


For the transition period from _______________________to______________________


                         Commission file number 0-24217


                               RIGL CORPORATION
        _______________________________________________________________
       (Exact name of small business issuer as specified in its charter)


        Nevada                                              85-0206668
_____________________________________________________________________________
 (State or other jurisdiction                              (IRS Employer
     of incorporation)                                  Identification No.)

4840 East Jasmine Street, Suite 105, Mesa, Arizona                  85205
_____________________________________________________________________________
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:   (602) 654-9646

                                      N/A
_____________________________________________________________________________
       (Former name of former address, if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: XXXXXXXXXXXX as of April 30, 1999.


Transitional Small Business Disclosure Format (check one): YES         NO   X


PAGE

                                RIGL CORPORATION
                              INDEX TO FORM 10-QSB




PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                                                            Page
                                                            Number

Consolidated Balance Sheets
     as of March 31, 1999 and September 30, 1998              4

Consolidated Statements of Operations
     for the six months and three months ended
     March 31, 1999 and 1998                                  6

Consolidated Condensed Statements of Cash Flows
     for the six months ended March 31, 1999 and 1998         7


Notes to Consolidated Financial Statements                   8-15



Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations      15-17



PART II - OTHER INFORMATION


Item 1 - Legal Proceedings                                    18

Item 2 - Changes in Securities and Use of Proceeds            18

Item 3 - Defaults Upon Senior Securities                      18

Item 4 - Submission of Matters to a Vote of Security Holders  18

Item 5 - Other Information                                    18

Item 6 - Exhibits and Reports on Form 8-K                     18

Signatures                                                    19
PAGE

                              RIGL CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                March 31,       September 30,
                                                 1998               1998
                                                __________        __________
                                               (unaudited)
ASSETS
_______
Current assets:
    Cash and cash equivalents              $       43,673      $   1,194,139
    Accounts receivable                           128,468             97,122
    Other receivables                               1,417              2,926
    Inventory                                       5,034
    Prepaid expenses                                2,500              1,949
                                                __________        __________
         Total current assets                     181,092          1,296,136

Property and equipment                            485,991            307,235
Less accumulated depreciation                    (158.154)           (98,992)
                                                __________        __________
         Net property and equipment               327,837            208,243

Other assets:
    Organization costs                              1,560              1,560
    Shareholder loans                              65,500             68,000
    Other interest bearing loans                  344,733             75,000
    Proprietary technology                        587,743            797,663
    Technology rights                              28,750             14,375
    Deposits                                       62,270             62,271
    Goodwill                                      152,295               -
    Less accumulated amortization                  (5,857)              (624)
                                                __________        __________
          Net other assets                      1,236,995          1,018,245
                                                __________        __________
          Total assets                     $    1,745,924      $   2,522,624

LIABILITIES AND STOCKHOLDERS' EQUITY
____________________________________
Current liabilities:
    Accounts payable                       $      178,110      $      45,717
    Notes Payable                                 175,564               0
    Accrued payroll expenses                      220,653            123,788
                                                __________        __________
          Total current liabilities               574,327            169,505

Commitments and contingencies

Stockholders' equity:
     Preferred stock; $.001 par value;
     authorized 15,000,000 shares,
     Series A, 3,000,000 authorized:
       No shares issues and outstanding at
       March 31, 1999 and September 30, 1998         -                 -
     Series A.1, 3,000,000 authorized:
       No shares issues and outstanding at
       March 31, 1999 and September 30, 1998         -                 -

     Common stock; $.001 par value;
     authorized 50,000,000 shares;
       issued and outstanding: 14,567,770 at
       March 31, 1999 and
       12,403,634 shares at September 30, 1998,
       respectively
                                                   15,421             12,404
Additional paid-in capital                      6,632,890          6,547,141
Treasury stock, at cost, 679,292 shares           (69,822)           (69,822)
Accumulated deficit                            (5,406,892)        (4,136,604)
                                                __________        __________
     Total stockholders' equity                 1,171,597          2,353,119
                                                __________        __________
     Total liabilities and
      stockholders' equity                     $1,745,924        $ 2,522,624
                                                ==========        ==========

      See accompanying notes to these consolidated financial statements.
PAGE

                                RIGL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                               Six Months Ended          Three Months Ended
                           ______________________     _______________________
                           March 31,     March 31,     March 31,     March 31,
                             1999          1998          1999          1998
                          __________    __________    __________    __________
Revenue:
  Collection fees      $    233,470   $    324,824  $    123,330  $   163,636
  Revenues from
  medical practices         351,698           -          216,936         -
  Corporate revenue          45,171         37,742          -          36,193
  Other income                4,263            264         4,249          231
                          __________    __________    __________    __________
     Total revenue          634,602        362,830       344,515      200,060

Direct expense                2,795           -            2,806         -
                          __________    __________    __________    __________
Gross profit                631,807        362,830       341,709      200,060

  General &
  administrative
  expenses                1,832,766      1,196,433       950,359      596,825
  Depreciation &
  amortization
  expense                    64,395         30,950        33,361        4,014
                          __________    __________    __________    __________
Net operating
income (loss)            (1,265,354)      (864,553)     (642,011)    (400,779)

  Interest expense           11,853             26        11,696
  Interest (income)          (6,969)       (40,119)          (60)     (24,250)
                          __________    __________    __________    __________
Income before taxes    $ (1,270,238)  $   (824,460) $   (653,647) $  (376,529)

  Provision for
  income taxes                   50           -               50         -
                          __________    __________    __________    __________
Net income (loss)      $ (1,270,288)  $   (824,460) $   (653,697) $  (376,529)
                          ==========    ==========    ==========    ==========

Basic EPS              $      (0.10)  $     (0.08)  $     (0.05)  $     (0.03)
                          ==========    ==========    ==========    ==========
Diluted EPS            $      (0.10)  $     (0.08)  $     (0.05)  $     (0.03)
                          ==========    ==========    ==========    ==========

      See accompanying notes to these consolidated financial statements.
PAGE

                                RIGL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                        Six Months Ended
                                                   __________________________
                                                     March 31,     March 31,
                                                       1999          1998
                                                   __________     __________
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
     Net cash provided by (used in)
     operating activities                      $   (1,269,755) $    (914,752)
                                                   __________     __________

CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES:
  Capital expenditures                               (178,756)       (33,667)
  Expenditures to acquire intangible assets           (14,375)       (10,000)
  Expenditures to acquire/develop
  technology rights                                   (40,080)       (81,500)
                                                   __________     __________
    Net cash provided by (used in)
    investing activities                             (233,211)      (125,167)
                                                   __________     __________

CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:
  Payments on shareholder loans                         2,500
  Proceeds from issuance of common stock              350,000          1,495
  Proceeds from issuance of preferred stock              -         2,065,640
                                                   __________     __________
    Net cash provided by (used in)
    financing activities                              352,500      2,607,135
                                                   __________     __________

Net increase(decrease) in cash and
cash equivalents                                   (1,150,466)     1,027,216

Cash and cash equivalents
at beginning of period                              1,194,139        838,809
                                                   __________     __________
Cash and cash equivalents at end of period     $       43,673  $   1,866,205
                                                   ==========     ==========


      See accompanying notes to these consolidated financial statements
PAGE

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

On March 16, 1999 RIGL Corporation entered into an agreement to acquire 100% of the common stock of Telco Billing, Inc. a Nevada corporation in exchange for 17,000,000 shares of RIGL Corporation common stock. 2,000,000 million shares of RIGL Corporation common stock was issued upon signing of the agreement to Telco Billing, Inc. existing shareholders. The balance due of 15,000,000 shares of RIGL Corporation common stock will be issued upon closing of the agreement scheduled for June 1, 1999.


b.   Nature of business

RIGL's focus is to bring businesses to the internet utilizing a combination of services, proprietary technology, existing tools and information service providers. RIGL has positioned itself to build a substantial presence in the Information Marketplace while providing its customers the ability to capitalize on the rapidly growing internet market. RIGL has developed a strategic plan based on the proprietary technology and knowledge base of its technical development team to leverage itself into the information marketplace.

RIGL is creating a network of online services to provide information to
consumers and businesses.   RIGL offers an innovative new service which has
simplified the process of gaining an online presence so businesses nationwide can advertise their goods and services with the click of a button. This service is offered through Telco Billing, Inc. under the trade name Yellow-Page.Net. RIGL currently is in the process of acquiring Telco Billing, Inc. which will become a wholly owned subsidiary of RIGL Corporation. The acquisition is scheduled to close on June 1, 1999.

Yellow-Page.Net is an online information service that contains listings, on a local basis by city, category or business name, for more than 18 million businesses in the United States and Canada free of charge. Yellow-Page.Net features a myriad of other online services including business locators, detailed destination and mapping services, people finders (white pages), web site construction, sales leads and toll-free number directories.

Yellow-Page.Net offers a premium listing service that allows businesses to be listed in a special priority area located before other non-premium business listings which are listed alphabetically, and many times span multiple web pages. In addition, these listings may contain fax and 800 number listings, an online detailed map to business locations, as well as direct links to business e-mail and web sites for no additional charge. Whether a large corporation or a small home-based business, premium business listings are available for a small monthly fee. The premium listing service is offered through a special arrangement with phone companies. The feature, called "Local Exchange Carrier Billing," makes it simple and easy by having service fees billed to the customers' monthly phone bill. Yellow-Page.Net's goal is to make things very simple and easy for advertisers to help them get over the stigma that advertising on the internet is too difficult or costly for their company to participate. Even if a business does not have a computer, Yellow-Page.Net has made it easy to advertise on the internet.

Yellow-Page.Net is a member of two yellow page trade associations: Yellow Page Publishers Association, "YPPA," which is the major trade association of yellow page publishers throughout the world, and the Association of Directory Publishers, "ADP," who chiefly represent independent yellow page publishers. Yellow-Page.Net has a partnership with one of the largest internet yellow page databases to maximize the exposure of its customers' premium listing. In addition Yellow-Page.Net is aggressively pursuing various programs to increase traffic both to www.yellow-page.net and to other sites utilizing the same core database.

Technology and implementation tools are necessary to simplify the management and presentation of information. RIGL is committed to creating strategic partnerships with key vendors to enhance the core Asset Management Information Retrieval Environment (AMIRE) technology that RIGL is developing. The tools and technology must allow companies to provide Intelligent Intuitive Information to their market, without the need for large cost intensive information management departments. RIGL's core technology works between its customers' information repository and the web browser that the end information user will utilize to access the information. This type of technology is commonly referred to as "middle ware", providing the critical link between a simple user interface (Web Browser) and a complex data repository. RIGL's development is focused on building middle ware tools to increase the end user's browser intelligence as well as provide a common form of information that can easily be interpreted across multiple markets and industries.

RIGL Technologies, a wholly owned subsidiary of RIGL Corporation, is currently finalizing a prototype information system for the medical industry. This technology, known as AMIRE (Asset Management Information Retrieval Environment) is designed to provide intuitive access to information databases via a web browser. While the system is focused primarily on medical information sources today, the core engine was designed to provide middle-ware services between databases and web browsers regardless of what the information is. Once this system is finalized and released it is the intent of RIGL Technologies to begin developing additional modules that customize the environment for various information markets. Based on the technical ability and reputation of the technical staff RIGL has provided consulting services, based on RIGL's proprietary information management models, to Silicon Graphics and Price Waterhouse Consulting to provide information system designs for their respective customers.

RIGL Technologies has a long term goal to move information access to a new level of efficiency. Search engine capabilities today are limited and more often than not provide erroneous or irrelevant data when searching. Building on the AMIRE core engine RIGL is confident that it can create the next generation tools to provide intelligent web-based data searching.

In support of the development efforts RIGL has created a medical service
organization to provide an internal test bed for its technologies.   The
Company has assembled a team of medical management professionals which has formulated a unique proprietary process of Medical Resource Planning ("MRP"). This process, when implemented into physician practices, provides economies of scale allowing the practice to operate more efficient and cost effective. Therefore, the time physicians spend on running the business is reduced to a minimum (current statistics show that physicians spend 28% of their time running the business), thus allowing physicians to use their skills in practicing medicine. The net result of decreased costs and increased revenue are equally split between the physicians and the Company.

While providing a valuable service to physicians, RIGL's team of technical experts, with years of experience in software development, system integration and implementation, continuously utilize the input of the medical management professionals, physicians and their staffs to design the interface and functionality of Medical AMIRE . This approach results in a system designed to meet the day-to-day requirements of medical offices, proven in a real life environment by the actual users, not programmers.

RIGL is continuing to identify opportunities to create partnerships and expand operations in the online web market. In addition to internal technology development RIGL intends to dramatically increase its offerings of services and technologies to the Information Marketplace through acquisitions, joint ventures, and coalition agreements.


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

c.   Unaudited Information and Basis of Presentation

The consolidated balance sheet as of March 31, 1999 and statements of operations and condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.

The financial information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The interim financial information and the notes thereto should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 1998 which were included in the Company's 1998 Annual Report to Stockholders.

d.   Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the useful lives of the assets as follows:

               Furniture and equipment               5-7 years
               Automobiles                             5 years
               Leasehold Improvements               estimated useful life or
                                                    length of lease,
                                                    whichever is shorter

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


NOTE 3   SHAREHOLDERS' EQUITY

During the six months ended March 31, 1999, the Company completed the following stock transactions from its authorized but unissued capital shares:

     The Company issued 300,000 shares in exchange for all the issued and outstanding stock of Mountain Office Management Systems, Inc.

     The Company revised the agreement for the 1998 North American rights to the Medasys System by rescinding and renegotiating the transaction. In December 1998, the Company rescinded the 255,864 shares of common stock issued, which was originally valued at $500,000. In January 1999, the Company issued 100,000 shares of common stock for the exclusive North American rights effective January 1, 1999.

     The Company, prior to the signing of the agreement to acquire Telco Billing, Inc., received $350,000 in exchange for 700,000 shares of the Company's common stock and an ongoing commitment to aide management in future business ventures.

     The Company issued 20,000 shares in exchange for marketing services.

     The Company issued 2,000,000 to the shareholders of Telco Billing, Inc. pursuant to the agreement and prior to the closing as part of the acquisition price. The transaction calls for the issuance of 17,000,000 shares at closing less the 2,000,000 previously issued.

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


NOTE 4 - EARNINGS PER SHARE

In February 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard eliminates primary and fully dilutive earnings per share and requires presentation of basic and diluted earnings per share with disclosures of the methods used to compute the per share amounts.

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

The following is a reconciliation between the components of the basic and diluted net income (loss) per share calculations for the periods presented below:

                                       Six Months Ended:
                          March 31, 1999               March 31, 1998
                ______________________________  _____________________________
                Income     Shares       Per     Income      Shares     Per
                                        Share                          Share
                                        Amount                         Amount
                ________   ________   ________  ________   ________   _______
Basic income
(loss) per
share
 Net income
  (loss)    $ (1,270,288) 12,795,078   $(0.10) $(824,460) 10,175,598  $(0.08)
                                      ========                        =======
Effect of
dilutive
securities
 Stock
 options
 /warrants
                ________   ________             ________   ________

Diluted net
income (loss)
per share

 Net income
 (loss) plus
 assumed
 exercises
 and
 conversions $(1,270,288) 12,795,078   $(0.10) $(824,460) 10,175,598  $(0.08)
               =========  ==========   =======  ========  ========= ========


                                    Three Months Ended:
                          March 31, 1999               March 31, 1998
                ______________________________  _____________________________
Basic income
(loss) per
share
 Net income
  (loss)    $   (653,647) 12,883,190   $(0.05) $(376,529) 11,109,830  $(0.03)
                                      ========                        =======
Effect of
dilutive
securities
 Stock
 options
 /warrants
                ________   ________             ________   ________

Diluted net
income (loss)
per share

 Net income
 (loss) plus
 assumed
 exercises
 and
 conversions $  (653,647) 12,883,190   $(0.05) $(376,529) 11,109,830  $(0.03)
               =========  ==========   =======  ========  ==========  =======

                                     Item 2.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL POSITION AND LIQUIDITY

The Company's current ratio was 0.3 to 1 at March 31, 1999. Cash and cash equivalents decreased $1,150,466 to $43,673 at March 31, 1999 from $1,194,139 at September 30, 1998. The decrease in cash and cash equivalents was primarily due to cash used in operations and expenditures for long lived assets.

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


RESULTS OF OPERATIONS

     Total Revenue. Total revenue increased $271,772 to $634,602 during the six months ended March 31, 1999 as compared to the $362,830 in the same period
of fiscal 1998.   These increases are due to the consulting services provided to physician practices. These services began in the fourth quarter of fiscal 1998. The remaining increases were due to consulting services provided by Renaissance Center, Ltd. in the entertainment and multimedia industries.
These increases were offset by a decrease in the billing and collection fees generated. These decreases were due to a partial reduction in the billing services performed to one of their clients.

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

Management believes that the billing and collection fees and consulting services to physician practices will increase in fiscal 1999.

     General & Administrative Expenses.   General & administrative expenses
increased $636,333 to $1,832,766 during the six months ended March 31, 1999 as compared to the $1,196,433 in the same period of fiscal 1998. The increases in general & administrative expenses relate to several key components to the future success of the Company. First are the expenses incurred associated with research and development costs related to the Company's proprietary technology. Additional costs are due to increased sales and marketing efforts related to the Company's proprietary technology. Finally, general & administrative expenses increased due to the costs incurred in securing key management personnel for both the corporate management development programs.

The Company had thirty five employees at March 31, 1999 compared to thirty at September 30, 1998. These employees were dedicated to the development of the AMIRE system and the enrollment and operation of physician practices. Management anticipates additional employees will be hired as the Company progresses through the development stage of the AMIRE system and enrolls physician practices.

     Depreciation & Amortization Expense. Depreciation & amortization expense increased $33,445 to $64,395 during the six months ended March 31, 1999 as compared to the $30,950 in the same period of fiscal 1998. The increase in depreciation is due to the addition of approximately $180,000 in property and equipment during fiscal 1999. Management anticipates additional property and equipment will be required as the Company progresses through the development stage of the AMIRE system. The Company has approximately $588,000 capitalized as proprietary technology as of March 31, 1999 and anticipates additional costs will be incurred to develop the AMIRE systems. Amortization of these costs has not been recorded as sales of the product have not begun in earnest.

     Interest Income. Interest income decreased $33,151 to $6,968 during the six months ended March 31, 1999 as compared to the $40,119 in the same period of fiscal 1998. The decrease is due to the lower cash balances to invest in interest earning accounts. These cash balances will be utilized in the future on the development of the AMIRE system, therefore interest income could decrease in future periods.

     Income Taxes. The provision for income taxes relates to minimum tax requirements in various states that the Company does business. The Company has approximately $3,400,000 of net operating loss carry forwards which can be used to offset future taxable income.

     Net Income (loss) and Weighted Average Shares. Net loss for the six months ended was $1,270,288 (or $0.10 per share) compared to net loss of $824,460 (or $0.08 per share) for the prior year second quarter.

The weighted average number of shares outstanding for the six month period ended March 31, 1999 and 1998 were 12,795,078 and 10,175,598 , respectively.

PAGE

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

          (a)   Exhibit Index                                        Page 19

          (b) A Form 8-K was filed on October 16, 1998 announcing the appointment of Eugene Starr to the Board of Directors and the resignation of Walter Vogel.

                A Form 8-K/A was filed on November 12, 1998 providing the required financial information of the acquisition of Medical Resource Systems, Inc.

                A Form 8-K was filed on March 29, 1999 announcing that it had signed an agreement to acquire Telco Billing, Inc.


PAGE

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


May 14, 1999


RIGL CORPORATION


By   _____/s/______
     Kevin L. Jones
     Kevin L. Jones,
     Title: Director and President


By   _____/s/______
     Peter de Krey
     Peter de Krey,
     Title: Corporate Secretary


PAGE

                                RIGL CORPORATION
                               INDEX TO EXHIBITS

Exhibit
Number     Description
____________________________________

  27       Financial Data Schedule