Form 10QSB
period 1999-06-30
RIGL CORP
filed 1999-09-16
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

[ X ]  ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
       1934

                  For  the  fiscal  year  ended  JUNE  30,  1999
                                        or
[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

                 For the transition period from    N/A to    N/A
                                                ------    ------

                         Commission File Number: 0-24217

                                RIGL CORPORATION
           (Name of small business issuer as specified in its charter)
                 NEVADA                                85-0206668
          State of Incorporation              IRS Employer Identification Number

4840  EAST  JASMINE  STREET,  SUITE  105
MESA,  ARIZONA  85205
      (Address  of  principal  executive  offices)

Issuer's  telephone  number:   (480)  654-9646


Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities  registered  pursuant  to  section  12(g)  of  the  Act:

                          COMMON  STOCK,  NO  PAR  VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

State  issuer's  revenues  for  its  most  recent  Quarter:  $1,399,497

State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
   --------------------------------------
12b-2  of  the  Exchange  Act.)


As of July 31, 1999, there were 13,047,770 common shares outstanding at a weighted and held by non-affiliates with an aggregate value of $1.32 and total number of votes were 17,223,056 based on the average bid and asked price on such date.






*The  common  share  price  is  the  average  trading  price  on the NASDAQ OTC.
--------------------------------------------------------------------------------

                                INDEX FORM 10-QSB


PART  I  -  FINANCIAL  INFORMATION

ITEM  1  -  Financial  Statements

Consolidated  Balance  Sheets  as  of  June  30,  1999

Consolidated  Statements  of  Operations  for  the  period
ending  June  30,  1999

Consolidated  Statements  of  Cash  Flows  for  the  period
ending  June  30,  1999

Notes  to  Consolidated  Financial  Statements

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


PART  II  -  OTHER  INFORMATION

ITEM  1  -  Legal  Proceedings

ITEM  2  -  Changes  in  Securities  and  Use  of  Proceeds

ITEM  3  -  Defaults  Upon  Senior  Securities

ITEM  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders

ITEM  5  -  Other  Information

ITEM  6  -  Exhibits  and  Reports  on  Form  8-K


SIGNATURES  PAGE

                                     PART I


ITEM  1  -  FINANCIAL  INFORMATION

                                      RIGL CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                    AS OF JUNE 30, 1999
                                         (UNAUDITED)

                                                          ASSETS

                                                                        1999                              1998

CURRENT ASSETS:
  Cash and Cash Equivalents                                $   499,558.00                   $ 2,021,399.00
  Accounts Receivable                                        3,224,218.00                         7,108.00
  Inventory                                                      5,034.00                                -
  Prepaid Expenses                                           2,129,555.00                         2,207.00
                                                           ---------------                  ---------------

      TOTAL CURRENT ASSETS                                                  $ 5,858,365.00                   2,030,714.00


PROPERTY AND EQUIPMENT:
  Machinery and Equipment                                      524,471.00                       184,115.00
LESS: Accumulated Depreciation                                (190,746.00)                      (47,595.00)
                                                           ---------------                  ---------------
    TOTAL PROPERTY AND EQUIPMENT                                                333,725.00                     136,520.00

OTHER ASSETS:
  Notes Receivable                                             440,740.00                        40,000.00
  Shareholder Loans                                             63,000.00                        68,000.00
  Intangible Assets                                          5,704,512.00                       598,875.00
  Deposits                                                      62,075.00                        60,706.00
  Goodwill                                                     152,295.00                                -
  Contingent Asset                                           3,250,000.00                                -
  Organization Costs                                             1,560.00                         1,560.00
                                                           ---------------                  ---------------
      TOTAL OTHER ASSETS                                                      9,674,182.00                     769,141.00
                                                                            --------------                   -------------

      TOTAL ASSETS                                                          $15,866,272.00                   2,936,375.00
                                                                            ==============                   =============



                                                       LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable                                        70,351.00                        72,373.00
  Accrued Expenses                                           1,249,919.00                        12,000.00
                                                           ---------------                  ---------------

      TOTAL CURRENT LIABILITIES                                               1,320,270.00                      84,373.00

LONG-TERM LIABILITIES:
  Notes Payable                                              6,578,857.00                       162,460.00
                                                           ---------------

    TOTAL LONG-TERM LIABILITIES                                               6,578,857.00                     162,460.00
                                                                            --------------                   -------------

      TOTAL LIABILITIES                                                       7,899,127.00                     246,833.00



                                                       STOCKHOLDERS' EQUITY

  Preferred Stock                                                       -                    (1,759,599.00)
  Common Stock                                                  39,449.00                        12,274.00
  Treasury Stock                                               (69,822.00)                      (69,822.00)
  Additional Paid-In-Capital                                14,433,156.00                     7,238,808.00
  Retained Earnings(Loss)                                   (6,435,638.00)                   (2,732,119.00)
                                                           ---------------                  ---------------

    TOTAL STOCKHOLDERS' EQUITY                                                7,967,145.00                   2,689,542.00
                                                                            --------------                   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $15,866,272.00                   2,936,375.00
                                                                            ==============                   =============

                           See the accompanying notes to these financial statements

                                                      RIGL CORPORATION
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE PERIOD ENDING JUNE 30, 1999 AND 1998
                                                        (UNAUDITED)

                                                                   JUNE 30, 1999                      JUNE 30, 1998
                                                           --------------------------------  ------------------------------
                                                             3RD QUARTER      YEAR TO DATE     3RD QUARTER     YEAR TO DATE
INCOME
  Sales                                                      1,399,497.00     2,034,099.00   $   35,113.00       73,120.00


COST OF SALES                                                  489,100.00       491,896.00               -               -


                                                           ---------------  ---------------  --------------  --------------
GROSS PROFIT                                                   910,397.00     1,542,203.00       35,113.00       73,120.00

  SELLING EXPENSES                                             116,914.00       185,298.00               -

  GENERAL & ADMINISTRATIVE                                   1,807,842.00     3,636,667.00      486,293.00    1,284,406.00
                                                           ---------------  ---------------  --------------  --------------
    TOTAL EXPENSES                                           1,924,756.00     3,821,965.00      486,293.00    1,284,406.00

    EARNINGS (LOSS) FROM OPERATIONS                         (1,014,359.00)   (2,279,762.00)    (451,180.00)  (1,211,286.00)

OTHER INCOME (EXPENSE)
  Interest Income                                               (1,319.00)       (8,287.00)     (22,297.00)     (62,416.00)
  Interest Expense                                              15,705.00        27,558.00               -
                                                           ---------------  ---------------  --------------  --------------
    TOTAL OTHER INCOME                                          14,386.00        19,271.00      (22,297.00)     (62,416.00)
                                                                                                                         -
NET INCOME (LOSS)                                           (1,028,745.00)   (2,299,033.00)    (428,883.00)  (1,148,870.00)
                                                           ===============  ===============  ==============  ==============

EARNINGS PER SHARE:
Basic Earnings Per Share                                   $        (0.08)                   $       (0.03)
                                                           ---------------                   --------------

WEIGHTED AVERAGE NUMBER OF COMMON                              12,883,190                       12,669,675
                                                           ---------------                   --------------
   SHARES OUTSTANDING

Diluted Earnings Per Share                                 $        (0.08)                   $       (0.03)
                                                           ---------------                   --------------

WEIGHTED AVERAGE NUMBER OF COMMON                              12,883,190                       12,730,303
                                                           ---------------                   --------------
AND COMMON SHARE EQUIVALENTS OUTSTANDING

                             See the accompanying notes to these financial statements

                                              RIGL CORPORATION
                                          STATEMENT OF CASH FLOWS
                           FOR THE PERIOD ENDED JUNE 30, 1999 AND MARCH 31, 1999
                                                (UNAUDITED)


                                                                                         1999
                                                                           --------------------------------
                                                                                3RD QTR          2ND QTR
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                             $(1,028,745.00)  $  (653,697.00)
    Adjustments to reconcile net income to net cash provided by operating activities.
      Depreciation and amortization                                             31,121.00        33,361.00


    (Increase) decrease in:
      Trade accounts receivable                                             (3,094,333.00)     (649,419.00)
      Prepaid expenses                                                      (2,126,198.00)
      Deposits                                                                     195.00
      Notes Receivable                                                         (96,007.00)

    Increase (decrease) in:
      Trade accounts payable                                                  (107,760.00)
      Accrued Expenses                                                       1,029,266.00
                                                                           ---------------  ---------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  (5,392,461.00)   (1,269,755.00)


  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment, and Intangibles                       (38,480.00)     (233,211.00)
    Purchases of intangibles                                                (5,088,109.00)               -
                                                                           ---------------  ---------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  (5,126,589.00)     (233,211.00)


  CASH FLOWS FROM FINANCING ACTIVITIES
    Captial Infusion                                                         6,403,293.00                -
    Payment on shareholder loans                                                 2,500.00         2,500.00
    Proceeds from the issuance of common stock                               4,569,142.00       350,000.00
                                                                           ---------------  ---------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  10,974,935.00       352,500.00

        NET INCREASE (DECREASE) IN CASH                                        455,885.00    (1,150,466.00)

        CASH AT BEGINNING OF PERIOD                                             43,673.00     1,194,139.00
                                                                           ---------------  ---------------
              CASH AT END OF PERIOD                                        $   499,558.00   $    43,673.00
                                                                           ===============  ===============


                      See the accompanying notes to these financial statements

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and balances have been eliminated in consolidation.

ACCOUNTING  METHOD

The Company recognizes income and expenses based upon the accrual method of accounting.

UNAUDITED  INFORMATION  AND  BASIS  OF  PRESENTATION

The consolidated balance sheet as of June 30, 1999 and statements of operations and condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative on the results of operations to be expected for the full year.

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

CASH  AND  CASH  EQUIVALENTS,  SHORT  AND  LONG-TERM  INVESTMENTS

All highly liquid instruments with an original maturity of three months or less are considered cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

CONCENTRATION  OF  CREDIT  RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, trade receivables, and subscriptions receivables. Subscriptions receivables are typically unsecured and are derived from revenues earned from customers primarily located in the United States. The Company performs ongoing evaluations of its customers and maintains reserves for the potential credit losses; such losses have been within management's expectations.

DEPRECIATION  AND  AMORTIZATION

Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally five to seven years. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairments, if any, based on expected discounted future cash flows.

REVENUE  RECOGNITION

The Company's revenues are derived principally from the its subsidiaries TBI, RIGL Tech, MRS, and RenCen. Advertising revenues are recognized over the period in which the advertisement is displayed or viewed by others, provided that no significant Company obligations remain at the end of the period and collection of the resulting receivable is probable. Billing vendors collect and disburse net allowance for certain revenues which the vendors estimate will be refunded, rebated, uncollectable, or unbillable.

INCOME  TAXES

The provision for income taxes is computed based on the pretax income item included in the statement of income. The asset and liability approach is used to recognize deferred tax assets and liabilities of the expected future tax consequences of temporary difference between the carrying amounts and the tax basis of assets and liabilities. The Company, a C Corporation accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes). As of June 30, 1999, the Company has approximately $4,397,745 of net operating loss carry forwards that can be used to offset future taxable income.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the collectability of receivables

DESCRIPTION  OF  BUSINESS

Overview

     RIGL Corporation ("the Company" or "RIGL") is the holding company of four wholly owned subsidiaries: Telco Billing, Inc., d.b.a. Yellow-page.Net ("TBI"), RIGL Technologies, Inc. ("RIGL Tech"), Medical Resources Systems, Inc. ("MRS"), and Renaissance Center, Inc. ("RenCen").

     On March 16, 1999, the Company entered into an agreement to acquire 100% of the common stock of TBI in exchange 17,000,000 shares of the Company's common stock. The Company issued 2,000,000 at the signing of the agreement and obtained the consent of the shareholders of TBI. At the execution of the agreement 15,000,000 of the Company's common stock was issued on June 1, 1999. TBI has become a wholly owned subsidiary at the execution of the agreement.

     On October 1, 1999, RIGL Corporation ("The Company" or "RIGL") will have amended its articles of incorporation with stockholders in agreement to change the Company's name to YP. Net., Inc.
                          ----------------

     TBI's primary business is online information and advertising service that is comprised of business and individual listings which can be accessed on a local basis, by city, category, or name. The acquisition of TBI will increase the Company's presence on the Internet and information management.

     RIGL Tech's primary business has been the development of proprietary technologies in information access and data management. In the past RIGL Tech's focus has been primarily the development of middle-ware services (for a description of this term, see the sub-section entitled "RIGL Technology's") through research and development. The application of these proprietary technologies is information access and data management. They have not yet been released to market.

     MRS was created for the purpose of testing the development of prototypical informational models development by RIGL Tech. The Company has assembled technical medical management professionals, and has been instrumental in the development of a proprietary process called Medical Resource Planning. In the past MRS was focused on the development and testing of these new proprietary technologies, as a result this has enabled MRS to redirect its efforts and move into to a new medical information management business. Currently, MRS has executed future and present contracts to provide emergency room physician billing and collection services.

     RenCen provides consulting services to large corporate clients and has developed proprietary informational management models. RenCen in the past was primarily focused on multi-media technology and it has become a broader based software developer that implements newly developed products.

Service  and  Products

     The  Company  has  devoted  its  primary  focus  to  developing proprietary technologies for the purpose of entering and expanding information commerce through the Internet. The Company has positioned itself to build a presence in the information marketplace while providing its customers the ability to capitalize on a rapidly growing Internet market. RIGL has developed strategic plans based on the proprietary technologies and utilizes its growing knowledge base of technical development experts to leverage itself into the information commerce marketplace. The Company has developed a network of online services to provide information to consumers and businesses in the rapidly growing Internet market. RIGL with its acquisition of TBI now offers innovative new services, which simplifies the process of gaining an online presence for businesses nationwide to advertise goods and services with the click of a button under the trade name Yellow-page.Net.
             ---------------

TELCO  BILLING,  INC.  (TBI)-YELLOW-PAGE.NET

     Yellow-page.Net is an online information and advertising service that is comprised of business and individual listings which can be accessed on a local basis, by city, category, or name. More than 18 million businesses in the United States and Canada are listed free of charge. Yellow-page.Net features a myriad of other online services including business locators, detailed destination and mapping services, people finders, web site construction, sales leads, and toll-free number directories. Also offered is a premium listing service that allows businesses to be listed in a special priority area located before other non-premium business listings which are listed alphabetically, and many times span multiple web pages. In addition, these listings may contain facsimile and 1-800 number listings, an online detailed map to business locations, as well as direct links to business e-mail and web sites for no additional charge. Whether a large corporation or a small home-based business, premium business listings are available for a monthly fee. The premium listing service is offered through a contractual arrangement with the telecommunications companies. These telecommunications companies utilize a billing feature called Local Exchange Carrier ("LEC Billing") which enables the Company to bill customers on one monthly phone bill.

     Yellow-page.Net is a member of two yellow page trade associations; Yellow Page Publishers Association, "YPPA" which represents publishers throughout the world, and the Association of Directory Publishers, "ADP", who primarily represent independent yellow page publishers. Yellow-page.Net has a partnership with one of the largest Internet yellow page databases to maximize the exposure of its customers' premium listing. In addition, Yellow-page.Net is pursuing aggressively to increase traffic to www.Yellow-page.Net, and other sites
                                         -------------------
utilizing  this  core  database.

RIGL  TECHNOLOGIES  (RIGL  TECH)

     RIGL Tech has developed a prototype information system for the medical industry. This technology, known as AMIRE (Asset Management Information Retrieval Environment) is designed to provide intuitive access to information databases via a web browser. While the prototype is focused on medical information sources, RIGL Tech has designed a core engine to provide middle-ware services between databases and web browsers regardless of the information contained or accessed. When this system is released it is the intent of RIGL Tech to begin developing additional modules that will customize an environment for various information markets. RIGL Tech continues to provide consulting services and has developed proprietary information management models, which has aided large corporate clients. RIGL Tech is committed and determined to move information access to a new level of efficiency. Currently, search engine capabilities are limited and inefficient, and provide erroneous or irrelevant data when searching.

     RIGL Tech is committed to creating strategic partnerships with vendors to enhance the Asset Management Information Retrieval Environment ("AMIRE"). Technology and the implementation of management information tools are necessary to simplify the management and presentation of information. This technology will allow companies to provide intuitive intelligent information to their markets without the need for large expenditures related to information management. This technology will enable customers to access a repository of data that interacts with a web browser to allow the end-user access and utilize information. This type of technology is commonly referred to as "middle-ware", which provides a critical link between a user interface (Web Browser) and a data repository. These developments will enhance the end-user's browser intelligence, as well as provide a common platform which information can then be easily interpreted across multiple markets and industries.

MEDICAL  RESOURCE  SYSTEMS,  INC.  (MRS)

     In support of the development efforts, The Company has created a medical service organization to internally test prototypical informational models for its proprietary technologies. The Company has assembled a team of medical management professionals, which has aided in the development a proprietary process of Medical Resource Planning ("MRP"). This process enables physicians to operate with economies of scale, and allows physicians to identify and implement efficiencies within their practices. MRS's experts have proactively utilized feedback from customers and clients to improve the Medical AMIRE . In the past MRS was focused on the development and testing of these new proprietary technologies, as a result this has enabled MRS to redirect its efforts and move into to a new lucrative medical information management business. Currently, MRS has executed future and present contracts to provide emergency room physician billing and collection services. MRS is continuing to identify opportunities to create partnerships and expand operations in the online web market.


RENAISSANCE  CENTER,  INC.  (RENCEN)

     RenCen provides consulting services to large corporate clients and has developed proprietary informational management models. RenCen in the past was primarily focused on multi-media technology and it has become a broader based software developer that implements newly developed products.

     RenCen has developed proprietary technology for the purpose of integrating components in the area of high-tech digital multi-media studios. RenCen has recognized that recent develops in data storage devices and optical transmission capabilities have greatly increased the capability to transfer, store, and retrieve data. Hierarchical communication languages can be used to develop software applications, which will make real-time access of information a reality, as well as adding artificial intelligence to core operating systems.

     These recent developments, combined with the RenCen's own state-of-the-art proprietary technology has enabled it to look at alternative applications. It is RenCen intention to continue to examine all industries for possible applications of its propriety technology, as well as looking for opportunities to acquire or develop other synergistic technologies.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters contained herein are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Assumptions relating to these forward looking statements involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond control of the Company. Material exhibits have been omitted from this filing Form 10-QSB ending June 30, 1999, and will be included in the annual filing of the Form 10-KSB for September 30, 1999.

     On March 16, 1999, the Company entered into an agreement to acquire 100% of the common stock of TBI in exchange 17,000,000 shares of the Company's common stock. The Company issued 2,000,000 at the signing of the agreement and obtained the consent of the shareholders of TBI. At the execution of the agreement 15,000,000 of the Company's common stock was issued on June 1, 1999. TBI has become a wholly owned subsidiary at the execution of the agreement.

     On September 1, 1999 MRS has entered into and agreement with Arrowhead Community Hospital to provide emergency room physician billing and collection services. This agreement has a renewal date annually.

     MRS has entered into an agreement that will commence October 1, 1999, with Phoenix Baptist Hospital to provide emergency room physician billing and collection services. This agreement has a renewal date annually.

     MRS has entered into and an agreement that will commence on January 1, 2000, with Western Arizona Regional Medical Center to provide emergency room physician billing and collection services. This agreement has a renewal date annually.


     As of October 1, 1999, RIGL Corporation ("The Company" or "RIGL") will have amended its articles of incorporation with stockholders in agreement to change the Company's name to YP.Net., Inc.
                          --------------

RESULTS  OF  OPERATIONS

Quarter  Ended  June  30,  1999  Compared  to  Quarter  Ended  June  30,  1998.

Total  Revenue

     Total revenue increased to $1,399,497 for quarter ended June 30, 1999 from $35,113 for quarter ended June 30, 1998. These increases are attributed to the acquisition of TBI as of June 1, 1999. Revenue has increased from MRS's efforts of increasing billing and collection services, and efforts from the medical practise consulting services.

Selling  and  Marketing  Expenses

     Total selling and marketing expenses increased to $116,914 for quarter ended June 30, 1999. This increase is attributable to the marketing efforts generated from TBI for the promotion internet yellow page advertising.

General  and  Administrative  Expenses

     General and Administrative expenses increased to $1,807,842 for quarter ended June 30, 1999 from $486,293 for quarter ended June 30, 1998. The increases in general and administrative expenses relate to several key components to the future success of the Company. Expenses incurred with research and development are attributed to the development of the Company's internally developed proprietary technologies. Costs have increased due to the acquisition and operational support of TBI. The Company had thirty-five employees and approximately thirty-five full-time equivalent employees at June 30, 1999.

Interest  Income

     Interest income decreased to $1,319 for quarter ended June 30, 1999 from $22,297 for quarter ended June 30, 1998. This decrease is attributed to lower cash balances, which was utilized in operating activities.

Income  Taxes

     The provision for income taxes relates to minimum tax requirements in multi-jurisdictional taxing authorities where the Company does business. The Company has approximately $4,397,745 of net operating loss carry forwards that can be used to offset future taxable income.

Net  Income  (loss)

     Net Losses for quarter ended June 30, 1999 was ($1,028,745) for ($.08) per basic shares and ($.08) diluted per share, compared to ($428,883) for ($.03) per basic shares and ($.03) diluted per share.

LIQUIDITY  AND  CAPITAL  RESOURCES

Quarter  Ended  June  30,  1999  Compared  to  Quarter  Ended  March  31,  1999.

     The Company has funded its working capital requirements from cash used by operating activities of ($5,392,491) at June 30, 199, and the ending cash balance as of June 30, 1999 is $499,558. The Company has successfully raised capital financing during the years ended September 30, 1998 and 1997, respectively. Additional capital will be required to the Company to fully expand its operations into all of the markets. The amount of the additional capital that may be required is dependent upon the expansion of existing financial resources, and the availability of other financing. There can be no assurance that additional capital can be raised or obtained as needed or that the Company can ultimately fulfill its business objectives. The principle source of revenue is generated from the sales of internet online advertising from TBI and the billing and collections services from MRS. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

     Cash flows used by investing activities was $5,126,589 for the quarter ended June 30, 1999 compared to $233,211 for the quarter ended March 31, 1999. The Company has invested in intangible assets related to proprietary technologies that the Company has acquired or internally developed. The Company continues to purchase additional computer equipment to upgrade and replace incompatible equipment to adhere to internal requirements for the Year 2000.

     Cash flows provided for financing activities was $10,974,935 for quarter ended June 30, 1999 compared to $352,500 for March 31, 1999. The Company obtained cash from issuance of stock and infusion of capital resources. The infusion of cash provided by financing activities was attributable to the acquisition of TBI and purchases of intangibles and related technologies.

YEAR  2000

          The Company and its third party vendors utilize software, which truncates the year to a two-digit field. Accordingly, when the date passes the year 2000, errors may occur in the calculation and processing of data significant to the revenue recognition of the Company. The Company's management in respect to TBI's billing service providers: Integretel (IGT), Enhance Services Billing, Inc.(ESBI), Olympic, Inc.(OLY), have taken steps to modify and upgrade equipment and software programs to be prepared for the Year 2000 conversions.

          The Year 2000 issue also affects the Company's internal systems including the Company's information technology (IT) and non -IT systems. Currently, MRS is updating the medical billing software, and has purchased information systems internally to comply with the requirements for the Year 2000. The cost of purchasing these systems has not been material, and has been expensed as incurred. Management currently believes that all material internal systems are compliant for the year 2000. TBI's service providers IGT, ESBI, and OLY are compliant with Year 2000 readiness and has assured TBI that their information systems are Year 2000 compliant in all material effects. TBI believes that its most significant risk with respect to Year 2000 issues relates to the performance and readiness status of the numerous parties through which billing is routed. A reasonable worse case Year 2000 scenario will be the failure of these service providers' systems that negatively affects TBI's ability, or the ability of any third party through which billing is routed. The impact of these failures cannot be estimated at this time, and TBI will be dependent, if such failures occur, on the contingency plans of its third party providers. TBI does have back up systems or other means of billing its customer through direct billing efforts in the event of a worst case scenario.

RECENT  ACCOUNTING  PRONOUNCEMENTS:  NONE



                                     PART II
OTHER  INFORMATION

ITEM  1  -  Legal  Proceedings
     None;  Not  Applicable

ITEM  2  -  Changes  in  Securities  and  Use  of  Proceeds
     None;  Not  Applicable

ITEM  3  -  Defaults  Upon  Senior  Securities
     None

ITEM  4  -  Submission  of  Matters  to  a  Vote  of  Security  Holders
     None

ITEM  5  -  Other  Information
     None

ITEM  6  -  Exhibits  and  Reports  on  Form  8-K

     (a)11     Earnings  Per  Share  computation

     (a)27 Financial Data Schedule for nine months ended June 30, 1999, submitted to Securities and Exchange Commission in electronic format.

     (b) Reports on Form 8-K: Reports were filed in electronic format on Form 8-K on June 7, 1999 and June 30, 1999 and are incorporated herein by reference.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RIGL  CORPORATION




By:  /s/  Kevin  L.  Jones                        Date:  September  16, 1999
     Kevin  L.  Jones
     Title:  Director  and  President



By:  /s/  Peter  de  Krey                         Date:  September  16,  1999
     Peter  de  Krey
     Title:  Corporate  Secretary