Form 10QSB/A
period 1999-06-30
RIGL CORP
filed 1999-09-27
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-QSB/A
                        Amendment No. 1

(Mark One)
[ X ]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1999


[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT


For the transition period from                       to
     Commission file number 0-24217


                             RIGL CORPORATION

(Exact name of small business issuer as specified in its charter)
_____________________________________________________________
Nevada                                             85-0206668

(State or other jurisdiction                      (IRS Employer
of incorporation)                                 Identification No.)
_____________________________________________________________
4840 East Jasmine Street, Suite 105
Mesa, Arizona                                          85205

(Address of principal executive offices)            (Zip Code)
_____________________________________________________________
Registrant's telephone number,
      including area code:                       (480) 654-9646
______________________________________________________________
7501 North 16th Street, Suite 200, Phoenix, Arizona  85020

(Former name of former address, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.        Yes (X)     No

               APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
37,809,603 as of July 31, 1999.

Transitional Small Business Disclosure Format (check one):
YES         NO   (X)

                      Index Form 10-QSB/A


Part I   Financial Information

Item 1   Financial Statements                             Page Number

Consolidated Balance Sheets as of
June 30, 1999 and September 30, 1998                        3

Consolidated Statements of Operations
for the nine months and three months ended
June 30, 1999 and 1998                                      4

Consolidated Condensed Statements
of Cash Flows for the nine months ended
June 30, 1999 and 1998                                      5

Notes to Consolidated Financial Statements                  6-10

Item 2   Management's Discussion and
Analysis of Financial Condition
and Results of Operations                                   11-12

Part II   Other Information
Item 1   Legal Proceedings                                  13

Item 2   Changes in Securities and Use of Proceeds          13

Item 3   Defaults Upon Senior Securities                    13

Item 4   Submission of Matters to a Vote of
Security Holders                                            13

Item 5   Other Information                                  13

Item 6   Exhibits and Reports on Form 8-K                   13

Signatures                                                  14

                   RIGL CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                              June 30,                     September 30,
                              1999                         1998
                            ______________                 ______________
ASSETS                      (unaudited)

Current assets:
Cash and cash equivalents      $  499,559                  $  1,194,139
Accounts receivable             3,426,958                        97,122
Prepaid expenses                  538,027                         1,949
Other current assets                5,034                         2,926
                            ______________                 ______________
Total current assets            4,469,578                     1,296,136

Property and equipment            524,471                       307,234
Less accumulated depreciation    (190,746)                      (98,991)
                            _______________                ______________
Net property and equipment        333,725                       208,243

Other assets:
Notes receivable                  238,000                        75,000
Shareholder loans                  63,000                        68,000
Patents                            28,750                        14,375
Proprietary technology rights     675,762                       797,663
Intangible assets               5,000,000                           -
Deposits                           62,075                        62,271
Goodwill                          152,295                           -
Contingent asset                3,250,000                           -
Organization costs                  1,560                         1,560
Less accumulated amortization      (8,473)                         (624)
                             ________________               ______________
Net other assets                9,462,969                     1,018,245
                             ________________               ______________
Total assets                  $14,266,272                   $ 2,522,624
                             =================              ==============


LIABILITIES AND STOCKHOLDERS= EQUITY

Current liabilities:
Trade accounts payable        $    70,351                  $     45,717
Accrued expenses                1,256,117                       123,788
Current maturity of
long-term debt                  4,540,000                           -
                             ________________                _____________
Total current liabilities       5,866,468                       169,505
Long-term liabilities:
Notes payable                      32,659                           -
                             ________________                 _____________
Total long-term liabilities        32,659                           -
                             ________________                 _____________
Total liabilities               5,899,127                        169,505
                             ________________                 _____________
Commitments and contingencies
Stockholders= equity:
Preferred stock;                    2,100                           -
Common stock                       37,945                         12,404
Treasury stock                    (69,822)                       (69,822)
Additional paid-in capital     14,163,031                      6,547,141
Retained earnings (loss)       (5,766,109)                     6,547,141
                             ________________                  ____________

Total stockholders= equity      8,367,145                      2,353,119
                             ________________                  ____________
Total liabilities and stockholders= equity
                              $14,266,272                     $2,522,624
                             ================                  ===========
See accompanying notes to these consolidated financial statements.

                 RIGL CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
                   (unaudited)
                           Nine Months Ended           Three Months Ended
                          June 30,     June 30,     June 30,       June 30,
                           1999        1998          1999            1998
                        __________   ____________   ____________   __________
Revenue:
Internet advertising   $ 1,222,838    $    -        $ 1,222,838     $   -
Billing and collection     397,289         -            158,819         -
Corporate revenue          410,520         73,120        58,103        35,113
                        __________   ____________   ____________   __________
Total revenue            2,030,647         73,120     1,439,760        35,113
Cost of sales              491,896         -            489,100          -
                        __________   ____________   ____________   __________
Gross profit             1,538,751         73,120       950,660        35,113
General & administrative
 expenses                2,974,833      1,231,175     1,142,067       464,012
Total expenses           2,974,833      1,231,175     1,142,067       464,012
                        __________   ____________   ____________   __________
Net operating income (loss) before interest,
 taxes, depreciation and amortization
 (EBITDA)              (1,436,082)    (1,158,055)     (191,407)     (428,899)

Depreciation and
 amortization             (95,516)       (51,515)      (31,121)      (20,565)
Other income and (expense)
 Interest expense            3,452          0              0           22,297
Interest (income)         (19,271)         62,416      (14,387)          0
                        __________    ____________   ____________   _________
Total other income        (15,819)         62,416      (14,387)        22,297

Income before
 taxes                 (1,547,417)     (1,147,154)    (236,915)     (427,167)
Provision for
 income taxes              (2,088)         (1,716)      (2,038)       (1,716)
Net income (loss) before extraordinary
  items                (1,549,505)     (1,148,870)    (238,953)     (428,883)
                        _________     ____________    ___________   _________

Extraordinary item       (500,000)         0          (500,000)         0

                      $(2,049,505)    $(1,148,870)   $(738,953)     $(376,529)
                       ===========    =============   ===========    ========
Earnings per share:
Basic earnings
 per share           $     (0.14)    $     (0.10)  $     (0.04)   $     (0.03)
                       __________     _____________   ___________    _________
Weighted average number of common shares
 outstanding           15,164,546      11,078,339    20,193,372     12,669,675
                       _________      _____________   ___________    _________
Diluted earnings per share
                     $     (0.12)    $     (0.10)    $   (0.03)     $   (0.03)
                       _________      _____________   ___________    _________
Weighted average number of
 common and common share
 equivalents outstanding:
                       17,364,546       11,138,967    22,293,372    12,730,303
                       _________      _____________   ___________   _________
See accompanying notes to these consolidated financial statements.

               RIGL CORPORATION
               STATEMENT OF CASH FLOWS
               FOR THE PERIOD AND QUARTER ENDED
               JUNE 30, 1999 AND 1998
               (UNAUDITED)

                        Nine Months Ended            Three Months Ended
                    June 30,      June 30,       June 30,         June 30,
                      1999          1998           1999             1998
                  _____________   ___________   ___________       ___________
CASH FLOWS FROM OPERATING
ACTIVITIES

Net income (loss) (2,049,505)     (1,148,870)    (738,953)        (428,883)

Total adjustments to reconcile net income
 to net cash provided by operating activities:
                    2,824,199          47,049    2,416,168          401,884

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
                      774,694     (1,101,821)    1,677,215         (26,999)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures:
                    (177,663)       (115,454)        1,093         (81,787)
Expenditures to develop or acquire:
Patents and/or
technology rights   (342,474)        (10,000)     (88,019)            0

Expenditures to acquire intangible assets:
                  (5,000,000)       (170,011)   (5,000,000)         (88,511)
Notes receivable     (58,000)           -           106,733           -
                 _____________      __________  _____________      _________

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES:
                  (5,578,138)       (295,465)   (4,980,193)        (170,298)

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds (payments) on loans:
                    2,540,000         157,357     2,540,000            -
Proceeds from the issuance of common stock:
                    1,446,435       2,419,626     1,096,435          352,491
Cash acquired in acquisition:
                      122,429           -           122,429            -
                 ____________        ___________  _____________    __________
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES:
                    4,108,864       2,576,983     3,758,864           352,491

NET INCREASE (DECREASE) IN CASH:
                     (694,580)      1,179,697       455,886           155,194
                 ___________         ___________   ____________     _________

CASH AT BEGINNING OF PERIOD:
                     1,194,139        841,702        43,673         1,866,205
                 ___________         ___________   ___________      _________

CASH AT END OF PERIOD:
                       499,559       2,021,399       499,559        2,021,399
                 ===========         ===========    ==========      =========
 See accompanying notes to these consolidated financial statements.

          RIGL CORPORATION
          NOTES TO CONSOLIDATED
          FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

c.   Unaudited information and basis of presentation

The consolidated balance sheet as of June 30, 1999 and statements of operations and condensed cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

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

e.     Concentration of credit risk

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

f.     Depreciation and amortization

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

g.     Revenue recognition

The Company's revenues are derived principally from its subsidiaries TBI, RIGL Tech, MRS, and RenCen. Advertising revenues are recognized over the period in which the advertisement is displayed or viewed by others, provided that no significant Company obligations remain at the end of the period and collection of the resulting receivable is probable. Billing vendors collect and disburse net allowance for certain revenues which the vendors estimate will be refunded, rebated, uncollectable, or unbillable.

h.   Income taxes

The provision for income taxes is computed based on the pretax income item included in the statement of income. The asset and liability approach is used to recognize deferred tax assets and liabilities of the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The Company, a C Corporation accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109
(Accounting for Income Taxes). As of June 30, 1999, the Company has approximately $4,397,745 of net operating loss carry forwards that can be used to offset future taxable income.

i.     Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the collectability of receivables.

NOTE 2 - DESCRIPTION AND OVERVIEW OF BUSINESS

a.     Overview

RIGL Corporation ("the Company" or "RIGL") conducts its operations through four wholly owned subsidiaries: Telco Billing, Inc., d.b.a. Yellow-page.Net ("TBI"), RIGL Technologies, Inc. ("RIGL Tech"), Medical Resources Systems, Inc. ("MRS"), and Renaissance Center, Inc. ("RenCen").

On March 16, 1999, the Company entered into an agreement to acquire 100% of the common stock of TBI in exchange for 17,000,000 shares of the Company's common stock. At the execution of the agreement the Company issued 2,000,000 shares to the shareholders of TBI.
Upon receiving consent of the majority shareholders of RIGL, the Company issued 15,000,000 shares and completed the acquisition effective as of June 1, 1999. TBI is now a wholly owned subsidiary.

TBI's primary business is online information and advertising services that are comprised of business and individual listings which can be accessed on a local basis, by city, category, or name. The acquisition of TBI increases the Company's presence on the Internet and compliments its information management services.

RIGL Tech's primary business has been the development of proprietary technologies for applications in information access and data management.
In the past RIGL Tech's focus has been primarily the development of middle-ware services (for a description of this term, see the sub-section entitled "RIGL Technology's") through research and development.

In August of 1998, RIGL acquired MRS for 100,000 shares of Common Stock. MRS's principal business is performing billing and collection services for emergency room physicians. The acquisition was considered by management as instrumental in creating industry credibility and offered the Corporation a test platform for its proprietary technology.

RenCen provides consulting services to large corporate clients and has developed proprietary informational management models. RenCen in the past was primarily focused on multi-media technology and it has become a broader based software developer that implements newly developed products.

b.     Service and products

The Company's primary focus is developing proprietary technologies for the purpose of entering and expanding information commerce through the Internet. The Company has positioned itself to build a presence in the information marketplace while providing its customers the ability to capitalize on a rapidly growing
Internet market. Strategic plans, based on the proprietary technologies, utilize the Company's growing knowledge base of technical development experts to leverage itself into the information commerce marketplace. The development network of online services provide information to consumers and businesses in the rapidly growing Internet market. RIGL with its acquisition of TBI now offers innovative new services, which simplifies the process of gaining an online presence for businesses nationwide to advertise goods and services with the click of a button under the trade name Yellow-page.Net.

Telco Billing, Inc. (TBI)-Yellow-page.Net

Yellow-page.Net is an online information and advertising service that is comprised of business and individual listings which can be accessed on a local basis, by city, category, or name. More than 18 million businesses in the United States and Canada are listed. Yellow-page.Net features a myriad of other online services including business locators, detailed destination and mapping services, people finders, web site construction, sales leads, and toll-free number directories. The primary service offered is a premium listing that lists businesses in a special priority area. This area is located before other non-premium business listings which are listed alphabetically, and offers a visibility which can not normally be achieved in the standard alpha listing.
These listings may contain facsimile and 1-800 number listings, an online detailed map to business locations, as well as direct links to business e-mail and web sites for no additional charge.
Whether a large corporation or a small home-based business, premium
business listings are available for a monthly fee.   The premium
listing service in most locations is offered through a contractual arrangement with the telecommunications companies. These telecommunications companies utilize a billing feature called Local Exchange Carrier ("LEC Billing") which enables the Company to bill customers on one monthly phone bill.

Yellow-page.Net is a member of two yellow page trade associations; Yellow Page Publishers Association, "YPPA" which represents publishers throughout the world, and the Association of Directory Publishers, "ADP", who primarily represent independent yellow page publishers. Yellow-page.Net has a partnership with one of the largest Internet yellow page databases to maximize the exposure of its customers' premium listing. In addition, Yellow-page.Net is pursuing aggressively to increase traffic to www.Yellow-page.Net, and other sites utilizing this core database.

RIGL Technologies (RIGL Tech)

RIGL Tech has designed a core engine to provide middle-ware services between databases and web browsers regardless of the information contained or accessed. RIGL Tech's first application of this system has been geared toward the medical industry. This technology, known as AMIRE (Asset Management Information Retrieval Environment) is designed to provide intuitive access to information databases via a web browser. While the prototype is focused on medical information sources, when this system is released it is the intent of RIGL Tech to begin developing additional modules that will customize an environment for various information markets. RIGL
Tech continues to provide consulting services and has developed proprietary information management models, which has aided large corporate clients. RIGL Tech is committed and determined to move information access to a new level of efficiency either by its own efforts or by developing strategic partnerships with vendors, which will enhance AMIRE.

Technology and the implementation of management information tools are necessary to simplify the management and presentation of information. This technology will allow companies to provide intuitive intelligent information to their markets without the need for large expenditures related to information management. This technology will enable customers to access a repository of data that interacts with a web browser to allow the end-user access and utilize information. This type of technology is commonly referred to as "middle-ware", which provides a critical link between a user interface (WebBrowser) and a data repository. These developments will enhance the end-user's browser intelligence, as well as provide a common platform which information can then be easily interpreted across multiple markets and industries.

Medical Resource Systems, Inc. (MRS)

MRS provides emergency room and independent physicians with billing and collection services. In most instances the transmission of information to generate the claim is handled electronically. The proprietary service is accomplished via Electronic Data
Interchange (EDI) over land based lines. MRS's personnel are working together with the Company's technology group to complete a web based system which can accomplish this task even easier and provides the physicians with direct access to their own records. The design of the new system, utilizing the AMIRE core engine, will enable physicians to monitor claim submissions and remittals in a more timely fashion and further allow specific payor information to be analyzed.
These attributes will allow physicians to be more productive in the future.(Renaissance Center, Inc. (RenCen)

RenCen provides consulting services to large corporate clients and has developed proprietary informational management models.
RenCen in the past was primarily focused on multi-media technology and it has become a broader based software developer that implements newly developed products.

RenCen has developed proprietary technology for the purpose of integrating components in the area of high-tech digital multi-media studios. RenCen has recognized that recent developments in data storage devices and optical transmission capabilities have greatly increased the capability to transfer, store, and retrieve data. Hierarchical communication languages can be used to develop software applications, which will make real-time access of information a reality, as well as adding artificial intelligence to core operating systems.

These recent developments, combined with the RenCen's own state-of-the-art proprietary technology has enabled it to look at alternative applications. It is RenCen's intention to continue to examine all industries for possible applications of its propriety technology, as well as looking for opportunities to acquire or develop other synergistic technologies.


NOTE 3    ASSET AQUISITION

During the Company's most recent quarter ended, it completed the acquisition of TBI pursuant to an agreement executed on March 16, 1999. The acquisition called for the Company to issue 17,000,000 shares of its Common Stock to the shareholders of TBI in exchange for all of the issued and outstanding shares of TBI. TBI operates an Internet Based Directory for advertising under the name of Yellow-Page. Net and displays itself over the internet under a URL of the same name. The URL was owned separately and under license to TBI, which license contained an acceleration clause on the annual royalty due thereunder if a change of control occurred as part of the acquisition. Management negotiated with the owners of the URL and acquired outright ownership in exchange for $3,000,000 in cash and a promissory note of $2,000,000. The promissory note is collateralized by 2,000,000 shares of Common Stock. The note as amended, is due and payable January 15, 2000 and in the event the Company can not redeem the note the holders recourse is against the Common Stock.

The following table synopsizes the Balance Sheet of Telco Billing, Inc. as audited at May 31, 1999.

                      TELCO BILLING, INC.

Current Assets
Cash           $        122,429.00
Trade Receivables     3,079,937.00
P.P. & E.                39,573.53
Depreciation            ( 4,087.53)
                         __________
Total P.P.&E.            35,486.00

Other Assets
Prepaid Marketing       647,210.00

Current Liabilities
Accrued Rent            11,669.52
Accrued Royalty        400,000.00
Income Tax Payable     960,562.00
Accounts Payable             0.00
                         __________

Net equity at time of acquisition:
                      2,512,830.48
                        ==========

NOTE 4   SHAREHOLDERS' EQUITY

During the nine months ended June 30, 1999, the Company issued shares for the following:

For services rendered valued at $147,166.50 the Company issued 294,333 shares.

For net equity capital of $1,446,435 in which the Company has paid selling commission and expenses of $105,565 the Company issued
2,387,500 shares.

For the acquisition of Mountain Office Management Systems, Inc. the Company issued 300,000 shares.

For the rescission of the acquisition of the Medasys system acquired last year, the Company received back 255,864 shares and then negotiated for the North American rights and issued 100,000 shares therein.

To acquire $2,000,000 on a loan, the Company issued 1,000,000 shares as a loan origination fee which the Company valued at $500,000 and the Company issued an additional 2,500,000 shares as collateral on this loan.


NOTE 5   EARNINGS PER SHARE

Diluted earnings per share are based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect. The difference between basic and diluted earnings per share for the Company for the quarter and period ended June 30, 1999 is solely attributable to the Class B stock converted at the maximum conversion rate of 1:1 which represents 2,100,000 shares.
For the same period the Company had options of 1,212,000 and warrants of 5,297,645 which were excluded as their inclusion would be anti-dilutive. For the period ended June 30, 1998 the Company had 60,628 shares included which represent options granted to certain employees. For the quarter and period June 30, 1998 the Company had options of 1,573,000 and warrants of 3,807,945 outstanding which were excluded as their inclusion would be anti-dilutive.

NOTE 6   SUBSEQUENT EVENTS

Subsequent to the period herein reported on, the Company entered into an Asset Based Lending Agreement (ABL) with Fremont
Financial Corporation. This ABL establishes a maximum line of credit of $3,000,000 which is collateralized by the receivables of TBI.

The line of credit carries a minimum monthly interest payment of $12,000 regardless of the amount outstanding. The interest rate is 11.25%, the Reference Rate of 8.25% plus 3% Applicable Margin, per annum. (Reference Rate is defined as the "Prime Rate" as published by the Wall Street Journal" and based on "the base rate on corporate loans posted by at least 75% of the nation's thirty largest banks".)

The Term of the agreement is for four years. Early termination of the agreement carries a maximum penalty of 5% of the line limit during the first year, reducing to 3% the second year and 1% during the third and fourth year. The line limit has been set as a percentage of receivables.

As of September 1, 1999, MRS, the billing and collection service for physicians, had executed a contract with the Baptist Hospital
Network in Arizona and began rendering its services to one of the three hospital network emergency rooms. By January, of the year 2000, MRS should have all three emergency rooms on line which will more than double that divisions current business.

                            Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

For the nine months ended June 30, 1999, cash decreased by $694,580 (58%). This decrease was attributed to the continued funding of General
& Administrative expenses and technology development by the Company.
If it were not for the Company's ability to raise additional equity capital and financing through third parties the Company might have achieved a negative cash position. Key management deferred compensation for over six months while negotiating the acquisition of TBI and borrowing the funds from third parties. This commitment by management is believed to have had a significant impact on the Corporations ability to complete the acquisition and to borrow the capital to do so.

During the nine months ended June 30, 1999, the Company raised equity capital of $1,446,435 and obtained from third party lenders sums totaling $2,540,000. When combined with the cash in the acquired entity the Company received $4,108,864 from its financing activities, an increase of $1,531,881
(59%) over the same period last year. The increase can be attributed to borrowed funds. If borrowed or incorporated funds were excluded, the Company would have had a decrease of $973,191 (40%) over the same period last year. The decrease is attributed to management's attempt to avoid further dilution on behalf of the shareholders while solidifying a base to grow from.

With the acquisition of TBI, the Company believes that it can sustain and fund all future operations. The Company believes that the acquisition of the $3,000,000 line of credit from Fremont along with its ability to access equity capital markets will provide adequate resources to fund and expand ongoing operations.


RESULTS OF OPERATIONS - QUARTER

Net loss for the quarter increased by $310,070 (72%) over the same period last year. This increase is directly attributable to a one time loan origination fee paid by the Company to acquire capital for the purchase of TBI. If the loan origination fee were not included the Company would have had a decrease in its loss position of $189,930 (44%) which is attributed to the one month inclusion of operations of TBI in the consolidated financial statements. Net loss for the period increased by $0.01 per share and can be attributed to the inclusion of the loan origination fee. Considering the issuance of shares on the acquisition of TBI and the loan origination fee, the earnings per share would have decreased the loss by $0.03 to only $0.01 per share. This decrease in loss can be attributed to the inclusion of one month of operations of TBI and a reduction in the cost of operations associated with MRS.


RESULTS OF OPERATIONS   PERIOD

Net loss for the period increased by $900,635 (78.39%) over the same period last year. This increase is mainly attributable to a one time loan origination fee of $500,000 and the increase of technology personnel working on the web based solution for the medical billing and collection subsidiary. If the loan origination fee were excluded the actual increase in loss would be $400,635 (34.87%). The net loss per share increased by $0.04 (40%). If the loan origination fee were excluded the loss would have been the same as the same period last year. This would be attributable to the issuance of shares in the acquisition of TBI.


INTERNET ADVERTISING

With the acquisition of TBI, the Company has taken an active position, on the internet, by providing its clients an inexpensive and easy to use presence on the internet. The acquisition which took place in June and effective June 1, 1999 gave the Company a significant boost in revenues. For the Quarter ended June 30, 1999 (one month of consolidated operations) the Company has $1,222,838 in gross revenues. With direct costs of $489,100 (40%) the gross profit for this segment was $733,738 (60%). General and administrative expenses were $245,135 (20%) leaving a net profit for this subsidiary of $444,752 (40%). TBI has an active base of clients located all over the United States.

BILLING AND COLLECTIONS

The acquisition of MRS in August of 1998 gave the Company its first real presence in the medical industry, an industry the Company believed it could benefit and profit in by adapting its core technology to. Gross revenue for the quarter ended was $158,819. There are no direct costs associated with this business segment. General and administrative costs were just over $175,000 which left the Company in a loss position of approximately $17,000. Part of this loss is attributable to ongoing costs associated with the integration of two new physician groups.


CORPORATE

Corporate operations include the technology group and all efforts associated with the expansion of the Corporation. Revenues for the quarter were derived from consolidating services in the medical and technology industry segments for inclusion of the Company's core technology. With no direct costs associated herewith, general and administrative costs increased by $257,920 (56%) over the same period last year. This increase can be attributed to the addition of technology personnel developing the web based solution for MRS and other operational personnel being trained for TBI.


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

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that the Company believes are "forward-looking", including statements contained in this report and other filings with the Securities and exchange Commission and in reports to the Company's stockholders. The Company believes that all statements that express expectations and projections with respect to future matters, including but not limited to the launching or prospective development of new business initiatives, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

                        RIGL CORPORATION
                            PART II

Item 1                        Legal Proceedings
                              None

Item 2                        Changes in Securities and Use of Proceeds
                              None

Item 3                        Defaults Upon Senior Securities
                              None

Item 4                        Submission of Matters to a Vote of Security
                              Holders
                              None

Item 5                        Other Information
                              None

Item 6                        Exhibits and Reports on Form 8-K
                              (a) Earnings Per Share computation

                              (b) Financial Data Schedule for nine months ended June 30, 1999, submitted to Securities and Exchange Commission in electronic format.

                              (c) Reports on Form 8-K: Reports were filed in electronic format on Form 8-K on June 7, 1999 and June 30, 1999 and are incorporated herein by reference.

                           SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 24, 1999

RIGL CORPORATION

/s/ Kevin L. Jones
Kevin L. Jones,     Title: Director and President

/s/ Peter de Krey
Peter de Krey, Title: Corporate Secretary

                       RIGL CORPORATION
                       INDEX TO EXHIBITS

EXHIBIT                           DESCRIPTION
NUMBER
_______________________________________________________
27                             FINANCIAL DATA SCHEDULE