Form 10KSB
period 1999-08-30
YP NET INC
filed 2000-09-19
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              (Mark one)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to ________________

                         Commission File Number: 0-24217

                                  YP.NET, INC.
                 (Name of Small Business Issuer in its Charter)

          NEVADA                                         85-0206668
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                 Identification No.)

   4840 EAST JASMINE STREET, SUITE 105
          MESA, ARIZONA                                    85205
(Address of principal executive offices)                 (Zip Code)

                                 (480) 654-9646
                           (Issuer's telephone number)
       Securities registered under Section 12(b) of the Exchange Act: NONE
         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes   No X.
                                                                       --   --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


     Registrant's revenues for its most recent fiscal year were      $8,572,185.

     The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on August 14, 2000 was approximately $12,189,406.

     The number of shares outstanding of the registrant's classes of common stock, as of August 14, 2000 was 40,900,798.

     Documents  incorporated  by  reference:  NONE

     Transitional  Small  Business  Disclosure  Format  (check  one):Yes   No X.
                                                                        --   --

                                     PART I

     Except for historical information contained herein, this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend that the forward-looking statements be subject to the safe harbors created by these statutory provisions. Forward-looking statements involve risks and uncertainties and include, but are not limited to, statements regarding future events, plans and expectations. Wherever possible, we have identified the forward-looking statements by words such as "anticipates," "believes," "contemplates," estimates," "expects," "intends," "plans," "projects," "forecasts" and similar expressions.

     Our forward-looking statements reflect only our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this report and in the exhibits incorporated by reference.

     Although we believe that the assumptions underlying the forward-looking statements in this Form 10-KSB are reasonable, any of these assumptions could prove inaccurate. In addition, our business and operations are subject to substantial risks, some of which are identified in this report and which increase the uncertainties inherent in the forward-looking statements included in this Form 10-KSB. There can be no assurance that the results contemplated in these forward-looking statements will be realized.

     The inclusion of forward-looking information should not be regarded as a representation by YP.Net or any other person that the future events, plans or expectations contemplated will be achieved. We disclaim any obligation to subsequently revise forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

ITEM  1.               DESCRIPTION  OF  BUSINESS

GENERAL

     We are in the business of providing Internet-based yellow page listing services on our Yellow-Page.Net and yp.net Web sites. Our Web sites serve as a
                 ---------------     ------
search engine for yellow page listings in the United States and Canada. We charge our customers for a "preferred" listing of their businesses on searches conducted by consumers through our Web sites. We currently have approximately 140,000 preferred listing customers on a monthly basis.

     The predecessor company, Nuclear Corporations of New Mexico was incorporated in state of New Mexico in 1968 and the domicile was changed to the state of Nevada in 1994. Renaissance Center Inc. which was incorporated in 1996 in Nevada and Nuclear Corporation of New Mexico a Nevada Corporation were merged in 1997. Our Articles of Incorporation were restated in July, 1997 and our name was changed to Renaissance International Group, Ltd. Our name was later changed to RIGL Corporation effective July, 1998. Our original business involved the development of software to integrate digital multi-media equipment and components and later changed to focus on the development of software for the medial billing and practice management industry. None of these activities progressed beyond the developmental stage. In June, 1999, we acquired Telco Billing, Inc. and commenced our current operations through this entity.

     From August through December, 1999, we abandoned all subsidiaries previously involved in the multi-media software and medical billing and practice management areas. With the acquisition of Telco, our business focus shifted to the Internet yellow page services business and this business is currently our sole source of revenue. In October, 1999 we amended our Articles of Incorporation to change our corporate name to YP.Net, Inc. to better identify our company with our business focus. Telco is operated as a wholly-owned subsidiary of YP.Net.

OUR  WEB  SITES

     We  control  the domain names Yellow-Page.Net and yp.net and maintain these
                                   ---------------     ------
Web pages for Internet access. At these Web sites, consumers can search an approximate 18 million listing database containing United States and Canadian businesses. We provide yellow page listings for these businesses along with directories and maps to the business location. We also provide nationwide 800 and 888 directory listings and search engines for e-mail addresses and persons. Our site offers stock quotes, job searches, travel services, news and weather information, movie reviews and listings, and entertainment and restaurant information.

     Our directory search service integrates yellow page information by utilizing yellow page category headings in combination with a natural word search feature to provide a user-friendly interface and navigation vehicle. We enhance accuracy of responses to user queries by utilizing criteria searches in the directory services. This allows users to search by specific city, state and business categories.

     We currently derive substantially all of our revenue from selling preferred listings in the search results on our Web sites. A preferred listing is displayed at the beginning of search results obtained by users in response to their specific queries. A preferred listing is enhanced on the display of search results and includes a "mini-Web page" listing where the preferred lister can utilize up to 40 words to advertise and provide additional information regarding its business. A preferred listing customer can also link its own Web page to the search results identifying the preferred lister. We are also developing banner advertisements and outside marketing efforts as an additional revenue source.

TECHNOLOGY  AND  INFRASTRUCTURE

     We believe that one of our principal strengths is our internally developed technology, which we have designed specifically for handling our Internet-based data. Our technology architecture features specially designed capabilities to enhance performance, reliability and scalability of data regarding our preferred listing customers. These features consist of multiple proprietary software modules and processes that support the core internal functions of operations. The technologies include Customer Service Applications, Billing Applications, LEC Filtering Processes and Database Management.

     Customer Service Applications. We have designed proprietary Customer Service Applications to enable rapid development and management of information related to our preferred listing customers in a variety of formats. This application incorporates an automated retrieval system that integrates with our other technologies. This integration enables real-time updates to our database as our customer service representatives interact with and obtain data from our preferred listing clientele. This application also operates in conjunction with the Billing Applications.

     Billing Applications. Our billing process is primarily through local exchange carriers ("LECs") which are local telephone service providers. Our LEC billings are routed to the LEC's and appear on our preferred customers' telephone billing statements. To a lesser extent, we direct bill our preferred customers. Our Billing Applications facilitate both our LEC and direct billing functions.

     LEC Filtering Processes. The LEC Filtering Processes are core technologies developed to enhance the applications that support our systems. By utilizing these processes, we are able to more accurately bill our preferred listers through the appropriate LEC. These processes are a vital component of our ability to aggregate content from multiple sources for our billing process.
Information is sorted and updated with a method of maintaining an expanding heterogeneous database and allows disparate data sources to be combined and deployed through a single uniform interface, regardless of data structure or content. This allows a single database query to produce a single result set containing data extracted from multiple databases. Database clustering in this manner reduces the dependence on single data sources, facilitates data updates and reduces non-conforming data submitted to the LECs.

     Database Management. We have also developed a proprietary database technology to address specific requirements of our business strategy and information infrastructure services. This technology enables us to provide our services with fewer service personnel. Our database is integrated with the applications modules and the LEC Filtering Processes. This database consists of our current and potential customers and is updated on a real-time basis as a customer's data is received from new listings or through our customer service representatives. We utilize this database to maintain customer service and monitor the quality of service provided by our customer service personnel. We also use the database to determine new products desired by our customers. Our technology has been specifically designed to function with a high degree of efficiency within the unique operating parameters of the Internet, as opposed to commonly used database systems.

STRATEGIC  ALLIANCES

     In order to service users more effectively and to extend our Yellow-Page.Net brand to other Internet sources, we have entered into strategic
---------------
relationships with business partners offering content, technology and distribution capabilities. We utilize Worldpages.com as our data listing and
                                          --------------
Web  page hosting provider. Worldpages.com provides the server for our Web pages
                            --------------
and our search engine capabilities. We have a cross-listing arrangement with Superior Business Network ("SBN"). This cross-listing arrangement increases our circulation by an additional 10,000,000 page views per month.

     We are members of the Yellow Page Publication Association and the Association of Directory Publishers. These organizations are trade associations for yellow page publishers that promote quality of published content and advertising methods.

     In  order  to  broaden  Yellow-Page.Net's  user  base  we  have established
                             ---------------
cross-linking relationships with operators of commercial Web sites and Internet access providers. We have over 400 affiliated Web sites that link to Yellow-Page.Net. We believe these arrangements are important to the promotion
---------------
of  Yellow-Page.Net,  particularly  among  new  Web  users  that  may access the
    ---------------
Internet through these other Web sites. These co-promotional arrangements typically are terminable at will. We also utilize Fax4free.com in a co-promotional effort to provide services to our Web site users to allow these users to receive and send unlimited facsimiles, and receive voicemail on e-mail at no charge.

     Our future success will depend on our ability and to continue to integrate and distribute information services of broad appeal. Our ability to maintain our relationships with content providers and to build new relationships with additional content providers is critical to our marketing effect the success of our business.

BILLING  SERVICE  AGREEMENTS

     In order to bill our preferred listing customers through their LECs, we are required to utilize one or more billing service integrators. These integrators have been approved by various LECs to provide billing, collection and related services through the LECs. We have entered into customer billing service agreements with Integretel, Inc. ("IGT") and with Enhanced Services Billing, Inc. ("ESBI") for these services. Under these agreements, our service providers bill and collect our charges to preferred listing customers through LEC billings. These amounts, net of reserves for bad debts, billing adjustments, telephone company fees and the integrator's fees, are remitted to us on a monthly basis.

MARKETING

     Our primary marketing efforts are through direct mail solicitations that utilize a promotional discount for listing in the form of a check. We market exclusively to businesses and focus on businesses that utilize traditional published yellow page services. We utilize our database as a source for our mailing list. We have also implemented a "customer satisfaction" program. Through this program we have retained a firm to contact each of our customers to update the customer information regarding the customers business and links to the customer's Web page if applicable.

     We intend to increase market share in our current markets through strategic acquisitions providing value-added services to our core business as well as other marketing campaigns. We are not presently a party to any acquisition agreement. We intend to develop marketing strategies to increase credibility and visibility of our Web page service to targeted markets. We also intend to promote value-added services and product areas. Our future success will depend on our ability to continue to integrate and distribute information services of broad appeal. Our ability to maintain and to build new relationships with content providers will be critical to the success of our business.

COMPETITION

     We operate in the Internet services market, which is highly competitive and rapidly expanding. We compete with online services, other Web site operators and advertising networks, as well as traditional offline media such as television, radio, traditional yellow page directory publishers and print share advertising. Our services compete, or we expect to compete, with numerous directory, content, Web site production and other Internet information service providers. In particular, most larger LECs provide services similar to ours.

     The principal competitive factors of these markets include personalization of service, ease and use of directories, quality and responsiveness of search results, availability of quality content, value-added products and services and access to end users. Competition among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and Internet access providers, as well as competition with other media for advertising listings, could result in significantly lower prices for advertising and reductions in advertising revenues.

     Most, if not all, of our competitors have capital resources greater than ours. These capital resources may allow our competitors to engage in advertising and other promotional activities that will enhance their brand name recognition. The LECs have the advantage of name recognition and far greater access to potential customers because they already provide these customers with local telephone exchange services.

     We believe we can successfully compete in this market by providing quality services at competitive prices and due to the name recognition of our Web site.

REGULATION

     The Federal Trade Commission has aggressively pursued what it perceives as deceptive practices related to direct mailer and other promotions and involving LEC billing type practices. We have been involved in a significant Federal Trade Commission enforcement action regarding these matters. See "Legal Proceedings" below.

     We are also subject to provisions of the Federal Trade Commission Act that regulate advertising in all media, including the Internet, and require advertisers to substantiate advertising claims before disseminating advertising. The Federal Trade Commission has recently brought several actions charging deceptive advertising via the Internet and is actively seeking new cases involving advertising via the Internet.

     Due to increased use, laws and regulations relating to the Internet have been adopted. These include regulation issues related to user privacy, pricing, content, taxation, copyrights, distribution, and product and services quality. Concern regarding Internet user privacy has led to the introduction of federal and state legislation to protect Internet user privacy. In addition, the Federal Trade Commission has initiated investigations and hearings regarding Internet user privacy that could result in rules or regulations that could adversely affect our business. As a result, we could become subject to new laws and regulations that could limit our ability to conduct targeted advertising, or distribute or collect user information.

     These or any other laws or regulations that may be enacted in the future could have several adverse effects on our business. These effects include substantial liability including fines and criminal penalties, the prevention of certain products or service offerings and the prevention or limitation of certain marketing practices. As a result of these and future laws and regulations, the growth in Internet usage could also be substantially limited.

EMPLOYEES

     At August 31, 2000, we employed 16 full time personnel, including three software developers, five customer service representatives and eight administrative personnel. Our employees are not covered by any collective bargaining agreements.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     Our corporate offices are located in Mesa, Arizona. We lease a 16,772 square foot facility for annual cost of approximately $125,000 on a long-term operating lease through June 2003. As part of the consideration related to our license of the Yellow-Page.Net URL, we sublease approximately 8,000 square feet
                ---------------
of leased space to Business Executive Services, Inc. through August 2003 for $1.00 per year annual rent. See "Certain Relationships and Related Transactions."

     We are also obligated on another lease for office space that was utilized prior to consolidating operations at the Mesa facility. The lease is through August 2002 and annual rent ranges from $202,000 to $280,000 through the remaining lease term. This space has been sublet for the full amount of the lease payment through its term. However, YP.Net remains obligated on the lease in the event the sub-tenant defaults.

ITEM  3.     LEGAL  PROCEEDINGS

     We  are  currently  involved  in  the  following  legal  proceedings:

     Federal Trade Commission. On June 26, 2000, the Federal Trade Commission ("FTC") filed a complaint in the United States District Court of Arizona against YP.Net, Inc., certain of its past and present officers and directors and other associated companies. The complaint alleged that YP.Net and the other defendants had engaged in deceptive advertising practices and sought certain preliminary injunctive remedies. The alleged deceptive practices related to the direct mailer solicitation utilized in our marketing activities.

     On July 13, 2000, YP.Net entered into a negotiated settlement of the matter with the FTC. Under the terms of a stipulated preliminary order, YP.Net specifically denied that any of its practices with respect to the direct mailer were deceptive or otherwise in violation of applicable law. The stipulated preliminary order specified that the settlement agreement with the FTC was not an admission of violation of any applicable law or rule or that any allegation made by the FTC was true. YP.Net and the FTC agreed to certain modifications of the mailer and related marketing program, and the FTC agreed that the modified mailer and program would not be considered by their agency to be deceptive. Upon hearing on July 13, 2000, the District Court approved the stipulated preliminary order. YP.Net anticipates that it will enter into a stipulated final consent decree with the same terms of the stipulated preliminary order. However, the FTC has requested additional terms to the consent decree, the majority of which are unacceptable and contrary to the terms of the settlement agreement and stipulated preliminary order.

     A Women's Place. In August, 1999, we filed a lawsuit in Superior Court of Coconino County, Arizona against Holly K. Virgil, M.D., P.C. dba A Women's Place. Prior management had negotiated an agreement to provide this medical practice with management services and thereafter advanced interim funding. To current management's knowledge no services contract was entered into. We are seeking damages of approximately $235,000 for recovery of advances. The defendant has counter-claimed for breach of contract and has claimed unspecified damages.

     Hudson Consulting Group. We are a party to an interpleader action filed by American Registrar Transfer Agent, our stock transfer agent, in the Third Judicial Court for Salt Lake County, Utah. The suit names Bruce M. Pritchett, Hudson Consulting Group, Inc., Montana Capital International, Ltd. and Moore & Elrod, Inc., as well as YP.Net as defendants. Prior management had engaged the Hudson Consulting Group to obtain equity financing for the company. Current management became aware that the Hudson Consulting Group and its principals were involved in potential illegal activities and subject to Securities Exchange Commission enforcement action. Prior management had issued 2,000,000 shares of common stock to the Hudson Consulting Group for their services. Upon discovery of the potential illegal activity, current management instructed its transfer agent to stop all transfers of the subject shares. The Hudson Consulting Group and other defendants threatened litigation if the transfer agent refused the transfer of the shares in question. The transfer agent then filed an interpleader action to seek a court determination of the ownership of the shares and rights to transfer. YP.Net is seeking the return and cancellation of the shares. The Hudson Consulting Group and other defendants are seeking transfer of the shares and consequential damages.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth fiscal quarter covered by this Form 10-KSB.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

OUR  COMMON  STOCK

     Our common stock is traded in the over-the-counter market under the symbol "YPNT." Our symbol had been "RIGL" prior to October, 1999. Prior to March 23, 2000 our common stock was traded on the OTC Bulletin Board, but was delisted due to failure to timely file required reports under the Exchange Act, including this Form 10-KSB. We anticipate that our common stock will be relisted on the OTC Bulletin Board when all Exchange Act filings are current and other listing criteria has been satisfied.

     The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the OTC Bulletin Board for the periods stated. The quotations represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

FISCAL YEAR  QUARTER ENDED               HIGH            LOW
-----------  -------------------         -----          -----
       1998  December 31, 1997 . . . . . $2.50 . . . . .$1.03
             March 31, 1998 . . . . . . .$2.37 . . . . .$1.10
             June 30, 1998 . . . . . . . $3.50 . . . . .$0.83
             September 30, 1998 . . . . .$1.94 . . . . .$0.37
       1999  December 31, 1998 . . . . . $0.50 . . . . .$0.50
             March 31, 1999 . . . . . . .$1.19 . . . . .$1.00
             June 30, 1999 . . . . . . . $1.50 . . . . .$1.50
             September 30, 1999 . . . . .$1.06 . . . . .$1.00

     On  September 30, 1999, there were approximately 650 shareholders of record
of  our  common  stock.     The  transfer agent for our common stock is American
Registrar  Transfer  Agent  in  Salt  Lake  City,  Utah.

DIVIDEND  POLICY

     Under Nevada law, dividends may only be paid out of net profits. Prior to our acquisition of Telco, no significant revenue had been generated. We have not paid, and do not currently intend to pay, cash dividends on our common stock in the foreseeable future. The current policy of the Board of Directors is to retain all earnings, if any, to provide funds for operation and expansion of our business. We are also subject to restrictions and restrictive covenants on the payment of dividends under the terms of our credit facility provided by Finova Financial, Inc. In addition to statutory and contractual requirements, the declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategies, among others.

SALES  OF  UNREGISTERED  SECURITIES

     During the fiscal year ended September 30, 1999, YP.Net issued a total of 23,094,500 shares of common stock and 1,700,000 shares of Series B preferred stock in reliance on exemptions from the registration requirements of the Securities Act.

     In June, 1999, YP.Net issued 17,000,000 shares of common stock to acquire Telco in a stock for stock exchange. The shares were issued to the two shareholders of Telco in reliance on Section 4(2) of the Securities Act.

     YP.Net issued 4,500,000 shares of its common stock to secure two promissory notes. In May, 1999, 2,500,000 shares were issued to secure a $2,000,000 note payable and in June, 1999, 2,000,000 shares were issued to secure a separate $2,000,000 note payable. Each note is a separate obligation with no contractual relationship between the two obligations. Unless a default on the obligation exists and the shares are transferred to the note holder, the shares are not voted. Upon payment of the note obligation, the shares securing such note are to be returned for cancellation. If YP.Net defaults under either note, shares may be distributed solely to the note holder in satisfaction of the defaulted obligation. If distributed, YP.Net anticipates that the shares will qualify for the exemption from registration as provided by Section 4(2) of the Securities Act.

     Throughout the fiscal year ended September 30, 1999, YP.Net issued 1,694,500 shares of common stock to consultants and officers. The total value of these shares was determined to be $2,145,178, which represents the trading value of the shares on the date YP.Net became obligated to issue the shares. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     In September, 1999, YP.Net issued 400,000 shares of its common stock in cancellation of a $350,000 debt. The shares were issued to a shareholder who had made a loan to YP.Net and who later became a director. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     On January 1, 1999, YP.Net issued 1,500,000 shares of its Series B preferred stock to certain of its directors, officers and employees and an additional 2,000,000 shares on August 1, 2000. Shares of Series B preferred are convertible into shares of common stock at varying rates based on the trading price of the common stock upon conversion. The Series B shares are convertible only upon the trading price of the YP.Net common stock reaching or exceeding $5.00 or net annual income reaching or exceeding $5,000,000. The Series B preferred has no dividend rate or liquidation value. No consideration was paid for and no value was assigned to the Series B preferred shares for accounting purposes. The shares were issued in reliance on the exemption from registration under the Securities Act provided by Section 4(2) of the Securities Act. Current management is reviewing the propriety of the issuance and intends to seek rescission of these shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this report are forward-looking statements that involve risks and uncertainties. Several factors could cause actual results to differ materially from those described in such forward-looking statements. These include our ability to manage growth, involvement in litigation, competition in the advertising market, ongoing contractual relationships, dependence upon key personnel, changes in customer attrition and the adoption of new, or changes in, accounting policies or practices and estimates and the application of such policies, practices, and estimates, and federal and state governmental regulation, specifically in the areas of Internet advertising products and services.

FISCAL  1999  OPERATIONS

     General. Our operations changed in July, 1999 due to the acquisition of Telco Billing, Inc. Our prior operations in the multi-media software and medical billing and practice management areas were abandoned and our subsidiaries engaged in these operations were closed. With the acquisition of Telco, our business operations focused on Internet yellow page listing services. In September, 1999, our Board of Directors and shareholders approved a name change from RIGL Corporation to YP.Net, Inc. effective October 1, 1999. The name change was chosen to reflect our new focus on Internet strategy and yellow page Web sites.

     Management Changes. In March, 1999, Tennessee Webb resigned as the Chairman of the Board and in April, 1999, Eugene Starr resigned as a director of YP.Net. In September of 1999, the resignations of Kevin Jones (Chief Executive Officer, Chairman of the Board, Chief Financial Officer, Treasurer and President), James Jones (Chief Technology Officer, President of RIGL Technologies, Inc.), Peter DeKray (Secretary and Chief Operating Officer), and Michael McKay (President of Renaissance Center Ltd.) were accepted to be effective October 1999. In February 2000, William O'Neal resigned as a director, General Counsel and Interim President effective March 1, 2000.

     On February 3, 2000 a new Board of Directors was appointed by the sole remaining director, DeVal Johnson, Pamela Thompson and Greg Cessna having previously resigned as the only other remaining Board members after removal of prior management. The new board members included Angelo Tullo, Walter Vogel, Daniel L. Coury, Sr., Wallace Olsen, Jr., Gregory B. Crane and Harold Roberts. This change of management was initiated in part by changes in core business endeavors and strategies resulting from the acquisition of Telco and our focus on the Internet electronic yellow page advertising business.

     Acquisition of Telco Billing, Inc. On June 16, 1999, we exchanged 17,000,000 shares of common stock for all of the outstanding common stock of Telco. We also licensed the right to use the URL Yellow-Page.Net for a 20-year
                                                   ---------------
period for $5,000,000. Our prior operations had not produced any meaningful results and it was doubtful if any material results would materialize from these operations. For financial accounting purposes, the acquisition was accounted for as a reverse merger and was treated as a recapitalization with Telco as the acquirer. The accompanying financial statements present the historical cost bases of assets and liabilities and results of operations of Telco. Subsequent to the merger, YP.Net ceased the previous operations and abandoned the assets related to those operations. The assets which were not abandoned are recorded at their historical cost. The recapitalization of Telco reflects the book value of the net assets of RIGL as of the date of the acquisition, June 16, 1999, of $1,722,563.

     Discontinued Operations. From September to December 1999, YP.Net closed down and ceased all operations conducted by its five subsidiaries engaged in multi-media software and medical billing and practice management operations. These included:

     Renaissance  Center,  Ltd.  This  subsidiary  was engaged in the design and
     --------------------------
implementation of asset management software for the multimedia and entertainment industry. The primary technology utilized by Renaissance Center, Ltd. was the Asset Management and Information Retrieval Environment (AMIRE). Management determined that the capital resources of YP.Net would no longer support the viability of the AMIRE system.

     RIGL  Technologies,  Inc.  RIGL  Technologies, Inc. was responsible for the
     -------------------------
design and implementation of AMIRE. This research and development stage subsidiary was divested because management had misgivings regarding the heavy research and development expenditures incurred, and consequently, would no longer support any further capital funding for these concepts.

     RIGL  Medical  Systems,  Inc.  RIGL  Medical  Systems,  Inc.  was  to  be
     -----------------------------
responsible for creating the interface between the Medical AMIRE development team and the ultimate end users. This development stage subsidiary was divested because AMIRE and Medical AMIRE systems were deemed to be unprofitable resulting in this subsidiary no longer having business purpose and management would no longer support any further capital funding from YP.Net.

     Medical  Resource  Systems,  Inc.  Medical  Resource  Systems,  Inc.,  a
     ---------------------------------
subsidiary of RIGL Medical Systems, Inc. provided billing and collection services to physician groups, primarily in the Phoenix, Arizona metropolitan area. The subsidiary was acquired as a beta test site for the Medical AMIRE system. This development stage subsidiary was divested because Medical AMIRE system was deemed to be unprofitable.

     Mountain  Office  Management  Systems,  Inc.  Mountain  Office  Management
     --------------------------------------------
Systems, Inc., a subsidiary of RIGL Medical Systems, Inc., was expected to provide administrative support to physician practices. This development stage subsidiary was divested because the Medical AMIRE systems were deemed to be unprofitable and this line of business was abandoned.

RESULTS  OF  OPERATIONS

     The acquisition of Telco was treated as a reverse merger for financial accounting purposes. As a result of being treated as a reverse merger, Telco was deemed to be the acquiring entity. For financial accounting purposes, Telco was considered to have engaged in a recapitalization and acquired the assets of

RIGL as of June, 1999. As a result of this treatment, the financial statements for the year ended September 30, 1999 are the historic statements of Telco with the operations of "old" RIGL being included from June, 1999 forward.

     The financial statements for the year ended September 30, 1998 reflect the historic operations of "old" RIGL. Financial statements for the year ended September 30, 1998 are not included in this Form 10-KSB, but are included in the Form 10-KSB for the fiscal year ended September 30, 1998. All comparisons of fiscal year operating results in this section are comparing historic operations of two distinct entities and are presented solely to compare predecessor operations with our current operations.

     During the fiscal year ended September 30, 1999, significant shares of stock were issued to prior officers and consultants for services. The value of those shares was determined based on the trading value of the shares at the dates on which the agreements were made for the services. The expense recorded for that consideration is equal to 90% of the trading value of the shares as a discount for the regulatory restrictions on trading of those shares. During the year ended September 30, 1999, YP.Net issued 1,694,500 shares to consultants valued at $2,145,178.00.

     The  cost  of  the  Yellow-Page.Net  URL  was  capitalized  at  its cost of
                         ---------------
$5,000,000. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $149,166 for the year ended September 30, 1999. Annual amortization expense in future years related to the URL is anticipated to be approximately $250,000.

Fiscal  Year  End  September  30,  1999  Compared  to  Fiscal Year End September
30,1998.

     Revenues for the year ended September 30, 1999 increased 1,019% to $8,572,185 from $841,045 during the year ended September 30, 1998. The increase in revenue is principally the result of the acquisition of Telco's operations. Prior to the acquisition, no material operations had been commenced.

     Sales and marketing expenses for the year ended September 30, 1999 increased to $3,714,427. No sales and marketing expenses had been incurred during the year ended September 30, 1998. The increase was principally the result of expended marketing due to the operations of Telco. The marketing expenses are attributed to our direct response marketing, which is our primary source of attracting new customers.

     General and administrative expenses for the year ended September 30, 1999 decreased 35% to $1,731,209 from $2,659,924 during the year ended September 30, 1998. The decrease was principally due to the change in our core business and the reduction of officer compensation, rent expenses and development costs and associated development stage endeavors.

     Interest expense for the year ended September 30, 1999 increased 19,623.1% to $410,319 from $2,091 during the year ended September 30, 1998. The increase in interest expense was a result of increased debt due to the acquisition of Telco and the acquisition of the URL Yellow-Page.Net.
                                            ---------------

     At September 30, 1999, YP.Net had unused available federal net operating losses of $7,804,435 which expire from 2011 through 2014. YP.Net also has available net operating loss carry forward of $2,744,800 and has unavailable net operating loss carry forward of $5,059,634. YP.Net may only utilize the unavailable net operating loss of $5,059,634 upon generating taxable income at the parent company level.

     At September 30, 1999, YP.Net had unused state net operating losses of $5,750,373 expiring 2003. YP.Net had available net operating loss carry forward of $2,744,800 and an unavailable net operating loss carry forward of $3,005,572. YP.Net may only utilize the unavailable net operating loss of $3,005,572 upon generating taxable income at the parent company level.

     Net losses for the year ended September 30, 1999 were $4,363,687, or $.20 per share, compared to losses of $1,941,202, or $.17 per share the year ended September 30, 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our cash balance increased to $255,324 at year ended September 30, 1999 from $30,252 at the year ended September 30, 1998. We funded working capital requirements primarily from cash generated from financing activities and utilized cash in operating activities and investing activities. We have a credit facility used primarily to finance our receivables.

     Operating Activities. Cash used by operating activities decreased for the year ended September 30, 1999 to $691,780 compared to $1,770,397 from the year ended September 30, 1998, a 78% decrease. The principal source of our operations revenue is from sales of electronic yellow page advertising.

     Investing Activities. Cash used by investing activities was $106,512 for the year ended September 30, 1999 compared to $478,409 for the year ended September 30, 1998. We purchased $230,662 of additional computer equipment to upgrade and replace incompatible equipment. We used $3,000,000 for partial payment of the purchase of the 20-year license right to the URL Yellow-Page.Net,
                                                                ---------------
the domain name for our Web site. We obtained cash in the amount of $3,124,150 which was utilized in the business combination.

     Financing Activities. Cash flows provided from financing activities were $1,023,364 in the year ended September 30, 1999 compared to $2,604,135 for the year ended September 30, 1998, a 61% decrease. We had cash inflow from the financing arrangements in the amount of $788,306 and from the sale of common stock of $629,681. We had cash outflow for notes paid in the amount of $394,623.

     We incurred debt in the acquisition of the license right to the Yellow-Page.Net URL. A total of $4,000,000 was borrowed, $2,000,000 from Joseph and Helen VanSickle and $2,000,000 as a carry-back from Matthew & Markson Ltd. Management has dedicated payments in the amount of $100,000 per month for the payment of the VanSickle note. Management has also dedicated payments to the

Matthew & Markson note in the amount of $100,000 per month, with the provision that no payment be made if YP.Net has less than 30 days operating capital reserved, or if it is in an uncured default with any of its lenders. A total of 4,000,000 shares were issued to secure these notes and are held in escrow.

     Collections on accounts receivables are received primarily through the billing service integrators under contract to administer this billing and collection process. The billing service providers generally do not remit funds until they are collected. The billing companies maintain holdbacks for refunds and other uncertainties. Generally, cash is collected and remitted to YP.Net over a 90 to 120 day period subsequent to the billing dates.

     At September 30, 1999, YP.Net had a working capital deficiency of $3,873,008. Subsequent to September 30, 1999, YP.Net restructured certain debt and has increased the volume of its operations resulting in elimination of that deficit at June 30, 2000. Management believes that it will have sufficient working capital to implement its business plan.

     YP.Net markets it products primarily through the use of direct mailers to businesses throughout the United States. YP.Net generally pays for these marketing costs when incurred and amortizes the costs of direct-response advertising on a straight-line basis over eight months. The amortization lives are based on estimated attrition rates. During the year ended September 30, 1999, YP.Net paid $2,029,575 for direct-response advertising. Management anticipates the outlays for direct-response advertising to remain consistent over the near term.

     YP.Net does not intend to incur significant capital expenditures in the near term.

     Financial Institution Lending Agreements. We have an existing asset-based collateralized line of credit with Finova Financial, Inc. Recently, Finova has requested YP.Net to execute a forbearance agreement that will extend the line of credit terms to October 3, 2000. Finova has requested that YP.Net seek a lender that can accommodate its specialized Internet advertising business along with its LEC billing practices. As a result, management has decided to seek other potential lenders that specialize in this area of financing.

     We have received a proposal from RFC Capital, a LEC billing financial factoring company, and we have presented a loan request to Pacific Century Bank for a line-of-credit facility of at least $3,000,000 to replace the facility provided by Finova.

ITEM  7.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                          INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT. . . . . . . . . . . . . . . . . . . . . . . . . 17

  CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet at September 30, 1999. . . . . . . . . . . . .18

     Consolidated Statement of Operations for the
      year ended September 30, 1999 . . . . . . . . . . . . . . . . . . . . . 19

     Consolidated Statement of Stockholders' Equity for the
      year ended September 30, 1999 . . . . . . . . . . . . . . . . . . . . . 20

     Consolidated Statement of Cash Flows for the year ended
      September 30, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . 23

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Stockholders and Board of Directors of YP.Net, Inc.:

We have audited the accompanying balance sheet of YP.Net, Inc. as of September 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of YP.Net, Inc. as of September 30, 1999, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/  KING, WEBER & ASSOCIATES, P.C.
     Tempe,  Arizona
     June  12,  2000

YP.NET,  INC.

CONSOLIDATED  BALANCE  SHEET
SEPTEMBER  30,  1999
--------------------

ASSETS:
CURRENT ASSETS
   Cash                                                          $   255,323
   Accounts receivable, net of allowance of $206,012                 951,177
   Customer acquisition costs, net of accumulated amortization
     of $1,395,675                                                   633,900
   Other receivable                                                   77,182
   Prepaid expenses and other assets                                  14,650
   Deferred income taxes                                              91,172
                                                                 ------------
      Total current assets                                         2,023,404

PROPERTY AND EQUIPMENT, net                                          435,898

DEPOSITS                                                              13,287

INTELLECTUAL PROPERTY- URL, net of accumulated
  amortization of $159,166                                         4,850,834

DEFERRED FINANCING COSTS                                             123,750
                                                                 ------------
      TOTAL ASSETS                                               $ 7,447,173
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                              $    55,000
   Accrued liabilities                                               447,360
   Line of credit                                                    788,306
   Notes payable - current portion                                 4,020,559
   Deferred revenue                                                  324,760
   Income taxes payable                                              260,427
                                                                 ------------
      Total current liabilities                                    5,896,412

DEFERRED INCOME TAXES                                                 70,865

NOTES PAYABLE - long-term portion                                      7,241
                                                                 ------------

      Total liabilities                                            5,974,518
                                                                 ------------

STOCKHOLDERS' EQUITY:
   Series B preferred stock, $.001par value, 2,500,000 shares
      designated, 1,700,000 issued                                     1,700
   Common stock, $.001 par value, 50,000,000 shares authorized,
      39,156,853 issued and outstanding                               39,157
   Paid in capital                                                 4,892,538
   Treasury stock at cost                                            (69,822)
   Accumulated deficit                                            (3,390,918)
                                                                 ------------
      Total stockholders' equity                                   1,472,655
                                                                 ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 7,447,173
                                                                 ============

    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET,  INC.

CONSOLIDATED  STATEMENT  OF  OPERATIONS
FOR  THE  YEAR  ENDED  SEPTEMBER  30,  1999
-------------------------------------------

NET REVENUES                                                  $   8,572,185
                                                              --------------

OPERATING  EXPENSES:
   Cost of services                                               4,760,026
   General and administrative expenses                            1,731,209
   Sales and marketing expenses                                   3,714,427
   Depreciation and amortization                                    192,469
                                                              --------------
     Total operating expenses                                    10,398,131
                                                              --------------

OPERATING LOSS                                                   (1,825,946)
                                                              --------------

OTHER  (INCOME)  AND  EXPENSES
   Interest expense                                                 410,319
   Interest income                                                   (5,401)
                                                              --------------

     Total other expense                                            404,918
                                                              --------------

LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES             (2,230,864)

INCOME TAX PROVISION                                                240,119
                                                              --------------

LOSS FROM CONTINUING OPERATIONS                                  (2,470,983)

LOSS  FROM  DISCONTINUED  OPERATIONS
  Loss from operations of medical billing services segment
    (no effect for income taxes)                                   (221,194)
  Loss from abandonment of medical billing services segment
    (no effect for income taxes)                                 (1,671,510)
                                                              --------------
     Total                                                       (1,892,704)

                                                              --------------
NET LOSS                                                      $  (4,363,687)
                                                              ==============

NET  LOSS  PER  SHARE:
  Basic:
  Continuing operations                                       $       (0.11)

  Discontinued operations                                             (0.09)
                                                              --------------
     Total Basic                                              $       (0.20)
                                                              ==============

Diluted:
  Continuing operations                                       $       (0.11)

  Discontinued operations                                             (0.09)
                                                              --------------
     Total Diluted                                            $       (0.20)
                                                              ==============

WEIGHTED  AVERAGE  COMMON  SHARES  OUTSTANDING:
  Basic                                                          22,223,757
                                                              ==============

  Diluted                                                        22,223,757
                                                              ==============

    The accompanying notes are an  integral part of these consolidated financial statements.

                                  YP.NET, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY FOR THE
FOR  THE  YEAR  ENDED  SEPTEMBER  30,  1999
-------------------------------------------

                                 COMMON STOCK            PREFERRED A           TREASURY     PAID-IN    ACCUMULATED
                              SHARES      AMOUNT       SHARES      AMOUNT       STOCK       CAPITAL       DEFICIT      TOTAL
                           -----------  ------------  ----------  ----------  -----------  ----------  ------------  -----------
BALANCE OCTOBER 1, 1998    17,000,000   $    17,000           -   $        -  $        -   $        -  $   972,769   $  989,769

  Reverse merger           14,714,603        14,715                              (69,822)   1,777,670                 1,722,563

  Common stock issued for
    service rendered        1,694,500         1,695                                         2,143,483                 2,145,178

  Common stock
    issued for cash           847,750           848                                           627,985                   628,833

  Common stock issued
    as collateral for on
    note payable            2,000,000         2,000                                            (2,000)                        0

  Common stock
    placed in escrow as
    collateral on debt      2,500,000         2,500                                            (2,500)                        0

  Employee preferred
    stock grants                                          1,700        1,700                   (1,700)                        0

  Conversion of debt          400,000           400                                           349,600                   350,000

  Net loss                                                                                              (4,363,687)  (4,363,687)
                           -----------  ------------  ----------  ----------  -----------  ----------  ------------  -----------
BALANCE
    SEPTEMBER 30, 1999     39,156,853   $    39,157       1,700   $    1,700  $  (69,822)  $4,892,538  $(3,390,918)  $1,472,655
                           ===========  ============  ==========  ==========  ===========  ==========  ============  ===========

    The accompanying notes are an integral part of these consolidated financial statements

YP.NET,  INC.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
YEAR  ENDED  SEPTEMBER  30,  1999
---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                                         $(4,363,687)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Loss from discontinued operations                                                      221,194
  Loss on abandonment of net assets of discontinued operations                         1,671,510
  Depreciation and amortization                                                           30,338
  Issuance of common stock as compensation for services                                2,146,872
  Loss on disposal of equipment                                                           89,319
  Deferred income taxes                                                                  (20,478)
  Conversion of accrued interest to common stock                                         100,000
  Amortization of intellectual property                                                  149,166
  Changes in assets and liabilities (net of business acquisitions and divestures):
    Trade and other accounts receivable                                                 (124,826)
    Customer acquisition costs                                                          (264,981)
    Other receivables                                                                    (32,671)
    Prepaid and other current assets                                                      (9,616)
    Other assets                                                                          49,525
    Accounts payable                                                                     (71,348)
    Accrued liabilities                                                                  202,289
    Income taxes payable                                                                 260,427
    Deferred revenue                                                                     324,760
                                                                                     ------------
     Cash provided by continuing operations                                              357,793
     Cash used by discontinued operations                                             (1,049,574)
                                                                                     ------------
          Net cash  (used in) operating activities                                      (691,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of  equipment                                                               (230,662)
  Purchase of intellectual property                                                   (3,000,000)
  Cash acquired in business acquisition                                                3,124,150
                                                                                     ------------
          Net cash (used in)  investing activities                                      (106,512)
                                                                                     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on line of credit                                             788,306
  Principal repayments on notes payable                                                 (394,623)
  Proceeds from sale of common stock                                                     629,681
                                                                                     ------------
          Net cash provided by financing activities                                    1,023,364
                                                                                     ------------

INCREASE IN CASH                                                                         225,071

CASH, BEGINNING OF YEAR                                                                   30,252
                                                                                     ------------

CASH, END OF YEAR                                                                    $   255,323
                                                                                     ============

    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET,  INC.

FOR  THE  YEAR  ENDED  SEPTEMBER  30,  1999
-------------------------------------------

SUPPLEMENTAL  CASH  FLOW  INFORMATION:

     Interest  paid                                        $  64,677
                                                           =========

     Income  taxes  paid                                   $     -0-
                                                           =========


SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

     Conversion  of  debt  to  common  stock               $    250,000
                                                           ============

     Note payable issued for
     purchase of intellectual property                     $  2,000,000
                                                           ============

     Common  stock  issued  for  business  acquisition     $  1,722,563
                                                           ============


    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  YEAR  ENDED  SEPTEMBER  30,  1999
-------------------------------------------

1.   ORGANIZATION  AND  BASIS  OF  PRESENTATION

     YP.Net, Inc. (the "Company"), formally RIGL Corporation, had previously attempted to develop software solutions for medical practice billing and administration. The Company had made acquisitions of companies performing medical practice billing services as test sites for its software and as business opportunities. The Company was not successful in implementing its medical practice billing and administration software products and looked to other business opportunities. The Company acquired Telco Billing Inc. ("Telco") in June 1999, through the issuance of 17,000,000 shares of the Company's common stock. Prior to its acquisition of Telco, RIGL had not generated significant or sufficient revenue from planned operations.

     Telco was formed in April 1998, to provide advertising and directory listings for businesses on its Internet Web site in a "Yellow Page" format.
                                                            -----------
     Telco provides those services to its subscribers for a monthly fee. These services are provided primarily to all business throughout the United States. Telco became a wholly owned subsidiary of YP.Net, Inc. after the June 16, 1999 acquisition.

     The accompanying financial statements represent the consolidated financial position and results of operations of the Company and includes the accounts and results of operations of the Company and Telco, its wholly owned subsidiary, for the year ended September 30, 1999. The consolidated results of operations and cash flows for the year ended September 30, 1999 include that of Telco for the year ended September 30, 1999, and the Company from the June 16, 1999 acquisition date through September 30, 1999.

     At the time that the transaction was agreed to, the Company had 12,567,770 common shares issued and outstanding. As a result of the merger transaction with Telco, there was 29,567,770 common shares outstanding, and the former Telco stockholders held approximately 57% of the Company's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Telco, under the purchase method of accounting, and was treated as a recapitalization with Telco as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the June 16, 1999, acquisition of the Company. The financial statements have been prepared to give retroactive effect to October 1, 1998, of the reverse acquisition completed on June 16, 1999, and represent the operations of Telco. Consistent with reverse acquisition accounting: (i) all of Telco's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on June 16, 1999.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Cash:  Cash  includes all  short-term  highly liquid  investments  that are
     ----
     readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At September 30, 1999, cash deposits exceeded those insured limits by $89,000.

     Principles of Consolidation:  The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its wholly owned subsidiary, Telco Billing Company. All significant intercompany accounts and transactions are eliminated.

     Customer  acquisition  costs:  These costs  represent  the direct  response
     ----------------------------
     marketing costs that are incurred as the primary method by which customers subscribe to the Company's services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eight months. The amortization lives are based on estimated attrition rates.

     The Company also incurs advertising costs that are not considered direct-response advertising. These other advertising costs are expensed when incurred. These advertising expenses were $168,744 for the year ended September 30, 1999.

     Property and  equipment:  These assets are stated at cost less  accumulated
     -----------------------
     depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the year ended September 30, 1999 was $30,338.

     Revenue  recognition:  The  Company's  revenue  is  generated  by  customer
     --------------------
     subscription of directory and advertising services. Revenue is billed and recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers ("LECs") that provide local telephone service. Monthly subscription fees are generally included on the telephone bills of the customers. The Company recognizes revenue based on net billings accepted by the LEC's.

     Some customers subscribe for a full year of service and pay in advance for the service. The revenue associated with these subscriptions is deferred and recognized ratably over twelve months.

     Income taxes: The Company provides for income taxes based on the provisions
     ------------
     of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     Financial  Instruments:  Financial  instruments  consist primarily of cash,
     ----------------------
     accounts receivable, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

     Net loss per share:  Net loss per share is  calculated  using the  weighted
     ------------------
     average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128 Earnings Per Share.

     Use of Estimates:  The  preparation  of financial  statements in conformity
     ----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based Compensation:  Statements of Financial Accounting Standards No.
     ------------------------
     123, Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proforma effect of the fair value method is discussed in
     Note 15.

     Impairment Loss: Impairment of long-lived assets is assessed by the Company
     ---------------
     for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

3.   ACCOUNTS  RECEIVABLE

     The Company provides billing information to third party billing companies for the majority of its monthly billings. Billings submitted are "filtered" by these billing companies and the LEC's. Net accepted billings are recognized as revenue and accounts receivable. The billing companies remit payments to the Company on the basis of cash ultimately received from the LEC's by those billing companies. The billing companies and LEC's charge fees for their services which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks for the remittances for potentially uncollectible accounts. The Company estimates uncollectible account balances and provides an allowance for such estimates.

     The Company has entered into a customer billing service agreement with Integretel, Inc. on January 6, 1998, which was amended on April 2, 1998 and again on September 1, 1999. Integretel provides billing and collection and related services. Determining the net realizable value requires an estimation of both uncollectible receivables or any returns and allowances. The trade receivable due from Integretel at September 30, 1999 was $304,423. These receivables have been reduced by an allowance for doubtful accounts of $43,825.

     The Company has also entered into a customer billing service agreement with Olympic Telecommunications, Inc. on June 2, 1998. Olympic provides billing and collection and related services. Determining the net realizable value requires an estimation of both uncollectible receivables or any returns and allowances. The trade receivable due from Olympic at September 30, 1999 was $180,102.

     The Company has also entered into a customer billing service agreement with Enhanced Services Billing, Inc. (ESBI). ESBI provides billing and collection and related services. Determining the net realizable value requires an estimation of both uncollectible receivables or any returns and allowances. The trade receivable due from ESBI at September 30, 1999 was $592,235 less aggregated amounts for Telco fees, and reserve holdbacks based on dilution. This trade receivable has been reduced by an allowance for doubtful accounts of $162,187.

     Trade subscription receivables, which are directly administered and carried by the Company, are valued and reported at net realizable value, the net amount expected to be received. This amount may or may not be necessarily the amount received. Determining the net realizable value requires an estimation of both uncollectible accounts or any returns and allowances. The net trade subscriptions receivable at September 30, 1999 was $75,929.

4.   INTELLECTUAL  PROPERTY

     In connection with the Company's acquisition of Telco, the Company was required to provide accelerated payment of license fees for the use of the Internet domain name or Universal Resource Locator (URL) Yellow-Page.Net.
                                                                ---------------
     Telco had previously entered into a 20-year license agreement for the use of the URL with one of its two 50% stockholders. The original license agreement required annual payments of $400,000. However, the agreement stated that upon a change in control of Telco, a $5,000,000 accelerated payment is required to maintain the rights under the licensing agreement. The URL holder agreed to discount the accelerated payments from $8,000,000 to $5,000,000 at the time of the acquisition. The Company agreed to make that payment upon effecting the acquisition of Telco.

     The Company made a $3,000,000 cash payment and issued a note payable for $2,000,000 to acquire the licensing rights of the URL. The Company also issued 2,000,000 shares of its common stock to be held as collateral on the note. The note payable was originally due on July 15, 1999. The Company failed to make the $2,000,000 payment when due. The repayment terms were renegotiated to extend the due date to January 15, 2000. An extension fee of $200,000 was paid by the Company at that time. The Company again renegotiated the repayment terms on April 26, 2000, to a demand note, with monthly installments of $100,000 subject to all operating requirements, which have been met by the Company. The URL is recorded at its cost net of accumulated amortization. Management believes that the Company's business is dependent on its ability to utilize this URL given the recognition of the yellow page term. Management believes that the current revenue and cash
         -----------
     flow generated  through use of  Yellow-Page.Net  substantiates the net book
                                     ---------------
     value of the asset. The Company will periodically analyze the net book value of this asset and determine if an impairment has been incurred. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $149,166 for the year ended September 30, 1999.

5.   PROPERTY  AND  EQUIPMENT

     Property  and  equipment consisted of the following at September 30, 1999:

               Leasehold  improvements          $   287,507
               Furnishings  and  fixtures           105,333
          Office  and  computer  equipment          159,891
                                               -------------

               Total                                552,731
               Less  accumulated depreciation      (116,833)
                                               -------------

               Property  and  equipment,  net   $   435,898
                                               =============

6.   NOTES  PAYABLE  AND  LINE  OF  CREDIT

     Notes  payable  at  September  30,  1999  are comprised of the following:

       3,000,000 Revolving line of credit, interest at the
       prime rate plus 3% (11.25% at September 30, 1999).
       The facility is limited to 80% of eligible accounts
       receivable. Assets of the Company collateralize the
       credit facility.  The credit facility expires on August 31,
       2003.  The institution may withdraw the line with a
       notification within 90 days                                  $   788,306

       Term loan from bank.  Original balance of $40,525.
       Repayment terms require monthly installments of
       principal and interest of $1,844.  Interest at 8.5% per
       annum.  Due January 1, 2001. Collateralized by
       equipment                                                         27,800

       Note payable to stockholders, original balance of
       2,000,000, interest at 8% per annum.  Interest
       payments due monthly through due date of November
       11, 1999 Collateralized by 2,000,000 shares of the
       Company's common stock.  Subsequent to September
       30, 1999, the repayment terms were subsequently
       renegotiated extending the due date to January 11, 2001
       with monthly payments of $100,000 plus interest                2,000,000

       Note payable to former Telco shareholder for balance
       of URL purchase price (Note 4). Repayment terms have
       been extended requiring monthly installments of
       principal and interest at 20% per annum of $100,000
       and due upon demand.  Collateralized by 2,000,000
       shares of the Company's common stock                           2,000,000

         Totals                                                       4,816,106

         Less current portion                                        (4,808,865)

         Long-term portion                                          $     7,241

     Principal  payments  due  as  follows:

         Years  ended  September  30:     2000                     $  4,808,865
                                          2001                            7,241
                                                                 ---------------
                                      Total                        $  4,816,106
                                                                 ===============

7.   BUSINESS  COMBINATION

     On June 16, 1999, the Company exchanged 17,000,000 shares of common stock for all of the common stock of Telco Billing Company ("Telco"). Prior to the merger, the Company had not yet commenced material operations. For financial accounting purposes, the acquisition was accounted for as a reverse merger and was treated as a recapitalization with Telco as the acquirer. The accompanying financial statements present the historical cost bases of assets and liabilities and results of operations of Telco. Subsequent to the merger, the Company ceased its previous operations and abandoned assets related to those operations. The remaining Company assets are recorded at their historical cost. The recapitalization of Telco reflects the book value of the net assets of RIGL as of the date of the merger as of June 16, 1999 of $1,722,563.

8.   DISCONTINUED  OPERATIONS

     Effective with the acquisition of Telco on June 16 1999, the Company determined that it would abandon its efforts to develop and market the medical practice billing and administration business. The operations for this segment are reflected as discontinued operations in the accompanying statement of operations. Revenues of this segment were $160,154 for the year ended September 30, 1999. The Company divested asset balances totaling $1,646,000 related to this segment. The disposed components are as follows:

                                  Capitalized software costs          $  673,000
                                  Goodwill                               152,000
                                  Security deposits                       62,000
                                  Receivables                            436,000
                                  Other                                  323,000
                                                                      ----------
                                    Total                             $1,646,000
                                                                      ==========

9.   PROVISION  FOR  INCOME  TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss period. The Company has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

     At September 30, 1999 the Company has unused federal net operating losses of $7,804,435 available under Internal Revenue Code 382 - change in control rules expiring from 2011 through 2014. The Company has available net operating loss carry forward under the separate return limitation year of $2,744,800 and has unavailable net operating loss carry forward of $5,059,634. The Company may utilize the unavailable net operating loss of $5,059,634 upon generating taxable income in that operating entity.

     At September 30, 1999 the Company has unused state net operating losses of $5,750,373 available under the change in control rules expiring 2003. The Company has available net operating loss carry forward under the separate return limitation year of $2,744,800 and has unavailable net operating loss carry forward of $3,005,572. The Company may utilize the unavailable net operating loss of $3,005,572 upon generating taxable income in that operating entity.

     Prior to the acquisition date of June 16, 1999 RIGL agreed to assume the tax liability of Telco for the taxable income generated prior to June 16, 1999. The provision for income taxes is computed based on the pretax income generated prior to the acquisition of Telco. The current income tax provision of $260,427, less a net deferred benefit $20,478, related to Telco for the year ended September 30, 1999, has been included in the statement of income.

        Income taxes for year ended September 30, 1999 is summarized as follows:

        Current  (Benefit)                 $  (1,708,515)
        Deferred  Benefit  (Provision)         1,948,634
                                           --------------

     Net  income  tax  provision           $     240,119
                                           ==============

     The net income tax provision of $240,119 incurred for the year ended September 30, 1999, was allocated to continuing operations. This provision amount relates primarily to taxable income of Telco prior to the acquisition. The loss from discontinued operations generated additional net operating loss carryforwards which were fully offset by a valuation allowance resulting in no tax effect.

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

          Federal statutory rates                         $(1,402,013)     (34)%
          State income taxes                                 (329,885)     ( 8)%

          Provision due to income generated
             prior to merger                                  260,597        6 %
          Valuation  allowance  for  operating
             loss  carryforwards                            1,694,534       42 %
          Other                                                16,887        -
                                                          ----------------------
          Effective rate                                  $   240,119        6 %
                                                          ======================

     Deferred tax assets totaling $2,632,000 are substantially offset by a valuation allowance of $2,541,000 resulting in a net deferred income tax asset of $91,172. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $2,541,000 of the deferred tax asset. The balance of the deferred tax asset relates to differences in book and tax accounting relative to the previous allowances on accounts receivable and compensation. The valuation allowance increased $1,694,534 in the year ended September 30, 1999, due to uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards because of the change in control matters discussed above.

10.  LEASES

     The Company leases its office space under long-term operating leases expiring through 2003. Rent expense under these leases was $87,250 for the year ended September 30, 1999. The Company consolidated office space from a variety of locations to a single facility. The Company has subleased the former Telco office space.

     Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended September 30, 1999: Sublease

                       Rents                    Rentals
                       -----                    -------

          2000     $      351,095          $       202,571
          2001            407,676                  280,212
          2002            392,862                  265,398
          2003             95,598                        -
                   --------------          ---------------

                   $    1,247,231          $       748,181
                   ==============          ===============


11.  STOCKHOLDERS'  EQUITY

     Telco  Acquisition
     ------------------

     The Company issued 17,000,000 shares of its Common Stock in connection with the Telco acquisition. The transaction was valued at the book value of the net assets of RIGL as of the date of the transaction.

     Actions  of  the  Board
     -----------------------

     Significant  blocks  of  stock  have  been  issued  to prior  officers  and consultants for services rendered. It is not possible to determine the effect, if any, of bringing current the required Exchange Act of 1934 (the "1934 Act") filings and the financial statements and disclosures contained therein, may have on the actions of current or former shareholders of the Company affected by these transactions. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. The expense for that consideration is 90% of the trading value of the shares to factor in a discount for the regulatory restrictions on trading of those shares. During the year ended September 30, 1999, the Company issued 1,694,500 shares to officers and consultants valued at $2,145,178.

     Other
     -----

     During the year ended September 30, 1999, the Company issued 4,500,000 shares of its common stock as collateral on two notes payable. The shares are held in escrow pending repayments of the obligations. Both notes have been restructured, extending the due dates. The shares are non-voting as long as they are held in escrow. These shares are not included in the weighted average shares outstanding for purposes of calculating the Company's basic net loss per common share for the year ended September 30, 1999.

     During the year ended September 30, 1999, the Company issued 400,000 shares of its common stock as conversion of the remaining balance of a note payable. The unpaid principal balance of the note converted was $250,000 and accrued interest of $100,000 was also converted.

     The Company granted 1,700,000 shares of Series B preferred stock to certain employees during the year ended September 30, 1999. The Series B preferred stock has no stated dividend. The preferred shares are convertible to common stock at the option of the holder. The shares are convertible at varying rates depending upon the trading price of the common stock at the time of conversion. The initial conversion rate is one share of common for each share of preferred. Conversion may not occur until certain "trigger events" occur and all rights with respect to the preferred shares terminate on November 30, 2004. "Trigger events" are defined as trading prices of the Company's common stock reaching or exceeding $5 through $10 per share and net income reaching or exceeding $5,000,000. No value was assigned to the preferred shares in the accompanying balance sheet nor was any compensation expense recognized for the year ended September 30, 1999, because the preferred shares were not exercisable at the time of issuances because of the failure of the Company to meet the "trigger events". Subsequently, new management has cancelled the Series B preferred stock and recinded those issuances

     Effects  of  Delinquent  Filings  on  Market  Activity
     ------------------------------------------------------

     The Company is delinquent in its filings under the 1934 Act. The last filing was the June 30, 1998 Form 10-QSB. Significant trading of the Company stock has occurred by both related and unrelated parties during the period subsequent to its filing. It is not possible to determine the effect, if any, of bringing current the required 1934 Act filings and the financial statements and disclosures contained therein, may have on the actions of current or former shareholders of the Company affected by these revisions.

     Effects  of  Delinquent  Filings  on  Rule  144  and  Reg S Stock Issuances
     ---------------------------------------------------------------------------

     The Company has been delinquent in its public filings but has attempted to keep the public informed through press releases and 8-K filings while it makes a concerted effort to become current in its filings. The Company is determining the factual issues of this matter and is currently unable to determine the materiality of violations, if any, or their impact on the financial statements of the Company.

12.  COMMITMENTS  AND  CONTINGENCIES

     Telco  Billing
     --------------

     The acquisition of Telco by the Company called for the issuance of 17,000,000 new shares of stock in exchange of the existing shares of Telco. As part of that agreement, the Company gave the former shareholders the right to "Put" back to the Company certain shares of stock at a minimum stock price of 80% of the current trading price with a minimum strike price of $1.00. The net effect of which was that the former Telco shareholders could require the Company to repurchase shares of stock of the Company at a minimum cost of $10,000,000. The agreement required the Company to attain certain market share levels.

     New management has renegotiated the "Puts," by which the "Puts" were retired and the Company provided a credit facility of up to $5,000,000 to the former Telco shareholders, collateralized by the stock held by the shareholders, with interest at least 0.25 points higher than the Company's average cost of borrowing. Additional covenants warrant that no more that $1,000,000 can be advanced at any point in time and no advances can be made in excess with out allowing at least 30 days operating capital plus reserve or if the company is in an uncured default with any of its lenders.

     Billing  Service  Agreements
     ----------------------------

     The Company has entered into a customer billing service agreement with Integretel, Inc. (IGT) on January 6, 1998, which was amended on April 2, 1998 and again on September 1, 1999. IGT provides billing and collection and related services associated to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. Under the agreement, IGT bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and IGT fees. If either the Company's transaction volume decreases by 25% from the preceding month, less than 75% of the traffic is billable to major telephone companies, IGT may at its own discretion increase the reserves and holdbacks under this agreement.

     The Company has also entered into a customer billing service agreement with Enhanced Services Billing, Inc. (ESBI) on February 1, 1999, which was renewed on December 3, 1999. ESBI provides billing and collection and related services associated to the telecommunications industry. The agreement term is for two years, automatically renewable in one-year increments unless appropriate notice to terminate is given by either party. Under the agreement, ESBI bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and ESBI fees. If either the Company's transaction volume decreases by 25% from the preceding month, less than 75% of the traffic is billable to major telephone companies, ESBI may at its own discretion increase the reserves and holdbacks under this agreement.

     The Company has also entered into a customer billing service agreement with Olympic Telecommunications, Inc. (OLY) on June 2, 1998, and as a customer Olympic provides billing and collection and related services associated to the telecommunications industry. The agreement term is for one year, automatically renewable in one-year increments unless appropriate notice to terminate is given by either party. Under the agreement, OLY bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and OLY fees. If either the Company's transaction volume decreases by 25% from the preceding month, less than 75% of the traffic is billable to major telephone companies, OLY may at its own discretion increase the reserves and holdbacks under this agreement. Both parties mutually terminated the agreement before September 30, 1999.

     Pending  Litigation:

     A  Women's  Place
     -----------------

     The Company in the course of pursing the promotion of medical practices entered into an agreement to provide practice management services to the Flagstaff Arizona and Cottonwood Arizona offices of A Women's Place. The Company advanced operating expenses of A Women's' Place during the negotiations. No agreement was reached and A Women's' Place refused to return the interim funding. The Company is presently pursuing litigation for return of the advances in the amount of $236,000. A Woman's Place has counter-claimed for unspecified damages for alleged breach of contract.

     Hudson  Consulting  Group  et  al
     ---------------------------------

     The Company under prior management and directors, in the course of pursing equity financing, engaged the services of The Hudson Consulting Group. The Company later became aware of certain legal issues of The Hudson Consulting Group and some of its principals. The Company believes the shares were improperly issued for no valid consideration. Current management ordered a "stop transfer" on the shares. Upon the transfer agent refusing the transfer, The Hudson Consulting Group and its transferees threatened litigation. The transfer agent filed an interpleader action and tendered the shares to the court to determine ownership. The Company is seeking return of the outstanding 2,000,000 shares of the common stock. The other parties are seeking a determination to transfer the shares and for recovery of consequential damages.


13.  NET  LOSS  PER  SHARE

          Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 1,700,000 common shares were not considered in the calculation for diluted earnings per share for the year ended September 30, 1999 because the effect of their inclusion would be antidilutive. There were no preferred stock dividends in the year ended September 30, 1999. The following presents the computation of basic and diluted loss per share from continuing operations:

                                           (Loss)       Shares     Per share
                                        ------------  ----------  -----------
Net (Loss)                              $(4,363,687)
Preferred stock dividends                         -
Discontinued operations                   1,892,704
                                        ------------
  Loss from continuing operations        (2,470,983)

BASIC EARNINGS PER SHARE

Loss available to common stockholders   $(2,470,983)  22,223,757  $    (0.11)

Effect of dilutive securities           N/A

DILUTED EARNINGS PER SHARE              $(3,191,426)  22,223,757  $    (0.11)

14.  RELATED  PARTY  TRANSACTIONS

     During the year ended September 30, 1999, the Company borrowed $500,000 from one of its shareholders, who later became a member of the board of directors effective February 3, 2000. The Company repaid $250,000 of the balance in cash and the board member converted the remaining $250,000 plus $100,000 in accrued interest to 400,000 shares of the Company's common stock. (Also see Note 4).

15.  CONCENTRATION  OF  CREDIT  RISK

     The Company maintains cash balances at banks in Arizona. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 1999, the Company had bank balances exceeding those insured limits of $89,000.

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable.

16.  STOCK  BASED  COMPENSATION

     The Company issues stock options to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1999, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                         1999
                                                         ----
     Net  Loss  -  as  reported                    $(  4,363,687)
     Net  Loss  -  pro  forma                      $(  5,392,675)
     Loss  per  share  -  as  reported             $       (0.20)
        Loss  per  share  -  pro  forma            $       (0.24)

     Under the provisions of SFAS No. 123, there were 1,212,000 fully vested options and no proportionately vested options for the year ended September 30, 1999 used to determine net earnings and earnings per share under a pro forma basis.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended September 30, 1999:

                        Dividend yield               None
                        Volatility                  1.771
                        Risk free interest rate     6.00%
                        Expected asset life       2.5 years

     Under the Employee Incentive Stock Option Plan approved by the stockholders in 1998, the total number of shares of common stock that may be granted is 1,500,000. The plan provides that shares granted come from the Corporation's authorized but unissued common stock. The price of the options granted pursuant to this plan shall not be less than 100 percent of the fair market value of the shares on the date of grant. The options expire from five to ten years from date of grant. At September 30, 1999, the Company had granted an aggregate of 1,212,000 options under this plan.

     In addition to the Employee Incentive Stock Option Plan, the Company will occasionally grant options to consultants and members of the board of directors under specific stock option agreements. There were no such options granted in the year ended September 30, 1999.

     During the year ended September 30, 1999, the Company granted 1,212,000 options to certain key employees. These options all were immediately vested. These options were granted at exercise prices of $1.00 to $2.50 the fair market value of the underlying shares on the date of grant. The options expire five years from date of grant. The summary of activity for the Company's stock options is presented below:


                                                                  Weighted
                                                               Average Exercise
                                                      1999          Price
                                                      ----     ----------------
Options outstanding at beginning of year           1,374,474       $2.27
Granted                                            1,212,000       $1.31
Exercised                                         (  105,000)      $1.00
Terminated/Expired                               ( 1,374,474)      $2.27
Options outstanding at end of year                 1,107,000       $1.34
Options exercisable at end of year                 1,107,000
Options available for grant at end of year           288,000

Price per share of options outstanding          $ 1.00-$2.50
Weighted average remaining contractual lives       4.3 years
Weighted Average fair value of options
granted during the year                         $       0.85


     The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

                                                            Weighted
                                                             Average
                                                          Exercise Price
                                                          --------------

Warrants outstanding at beginning of year  3,416,920          $2.07
Granted                                    1,555,250          $2.00
Expired                                   (3,417,170)         $2.05
Exercised                                   (200,000)
                                          -----------     ---------
  Outstanding at September 30, 1999        1,355,000          $2.00
                                          ===========     =========

     The 720,000 warrants outstanding at September 30, 1999, expire as follows:

                     June 3, 2000           20,000
                     June 7, 2000          200,000
                     July 23,2000          635,000
                  September 9, 2000        150,000
                  October 22, 2000         250,000
                    March 23, 2001         100,000

17.  EMPLOYEE  BENEFIT  PLAN

     The Company maintains a 401(k) profit sharing plan for its employees. Employees are eligible to participate in the plan upon reaching age 21 and completion of three months of service. The Company made no contributions to the plan for the year ended September 30, 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     In November, 1999, YP.Net dismissed Singer Lewak Greenbaum & Goldstein, LLP ("Singer Lewak") which had been its principal independent accountant for the audit of its 1998 and 1997 fiscal year financial statements. Except for a "going concern" qualification, Singer Lewak's reports on these financial statements contained no adverse opinion or disclaimer of opinion. Neither of these reports on the financial statements were qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to replace Singer Lewak was recommended and approved by our board of directors. During the two past fiscal years and the subsequent interim periods, YP.Net had no disagreements with Singer Lewak regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     On March 14, 1999, YP.Net reported that it replaced McGladry and Pullen LLP as its principal certified public accountants. McGladry and Pullen LLP had been engaged as the independent auditors, but had not issued any audited reports.

     On March 30, 2000, YP.Net appointed King, Weber & Associates, P.C., as its independent auditors to conduct the audit of the September 30, 1999 fiscal year financial statements.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The directors and executive officers of YP.Net, their ages and positions are as follows:

     NAME                   AGE    POSITIONS HELD (1)
     ----                   ---    ------------------

     Angelo Tullo            43    Director, Chairman of the Board
     Walter Vogel            60    Director, Vice Chairman of
                                   the Board
     Gregory B. Crane        36    Director, Director of Operations
     Daniel L. Coury, Sr.    47    Director
     Harold A. Roberts       71    Director
     Wallace Olsen           59    Director
     DeVal Johnson           35    Director, Secretary

     (1) All current directors serve until the next annual shareholders meeting or their earlier resignation or removal and until their successors have been duly elected and qualified.

     Angelo Tullo. Mr. Tullo has served as the Chairman of the Board of YP.Net since February 2000. From December, 1999 to present, Mr. Tullo has been the principal of Sunbelt Financial Solutions, Inc., an investment banking and consultant firm in Scottsdale, Arizona. For over twenty years, Mr. Tullo has been active as a business consultant. Mr. Tullo has actively worked with commercial financial factoring for the past ten years. He has owned and operated factoring companies, leasing companies, consulting companies, wholesale companies, professional employment organizations, insurance agencies, heating and air-conditioning contractors, retail oil companies, real estate companies and restaurants. He is a former member of the CEO Club in New York.

     In February, 2000, American Business Funding Corp. filed for protection under Chapter 11 of the Bankruptcy Code in the Federal District Court of Arizona. Mr. Tullo had been a director, officer and shareholder of American Business Funding immediately prior to the time of the bankruptcy filing.

     Walter Vogel. Mr. Vogel has been a director of YP.Net since February and was previously a member of its board from March to October, 1998. Mr. Vogel has been involved extensively in international business for many years. From 1996 to present, Mr. Vogel has been the owner and president of MC Management GmbH, a business-consulting firm in Ottenfing, Germany. Mr. Vogel has served as a director of several companies both in the United States and Europe.

     Gregory B. Crane. Mr. Crane has been a director of YP.Net since February, 2000 and also has served as its Director of Operations since this time. From
September  1998  to  June,  1999,  Mr.  Crane  was  the General Manager of Telco
Billing, Inc. Mr. Crane owned and operated several businesses including residential and commercial builders, multi-state mail order, and a document-preparation company, and was also the creator of the Yellow-Page.Net
                                                                 ---------------
concept.  Mr.  Crane  was  a  member  of  the  Young Entrepreneur's Organization
("YEO").

     Mr. Crane has owned and operated various businesses involved in the homestead declaration document preparation and filing service. In connection with these activities, Mr. Crane and certain of these businesses have been subject to injunctive actions brought by the states of Arizona, Florida, Texas and Washington. These actions generally involved mailer solicitations for the document preparation services and all of these activites occurred prior to the commencement of Telco Billing, Inc and are unrelated to Telco Billuing, Inc. or YP.Net.. Mr. Crane and the subject entities have entered into consent orders related to these actions which primarily required modification to the mailers and the payment ofcertain amounts that are a matter of public record. The use of the mailer solicitation was prohibited in the State of Washington. In connection with violation of the Florida order, Mr. Crane is subject to a judgment in the amount of approximately $1.4 million plus accrued interest. Mr. Crane has satisfied judgments related to orders in all other states.. Mr. Crane was also named in the action filed by the FTC against YP.Net and has been included in the stipulated preliminary order entered into by YP.Net and the FTC. See "Legal Proceedings".

     Daniel L. Coury. Mr. Coury has served as a director of YP.Net since February, 2000. Mr. Coury's principal business is Mesa Cold Storage, Inc. which owns and operates several cold storage facilities located in Mesa, Arizona. He has also participated in the ownership and operation of various real estate projects and business ventures.

     Harold Roberts. Mr. Roberts has served as a director of YP.Net since February, 2000 and previously served as a director of its predecessor from 1994 to 1998. Mr. Roberts has practiced law in Santa Fe, New Mexico since 1955 and since 1975 has engaged primarily in matters regulated by various regulatory agencies, including the Securities and Exchange Commission. He has served as a director and president of SunRay Oil Company, a company engaged in drilling, exploration and distribution, from 1996 to present, as a director and officer of Candu, Inc., a company engaged in electronic marketing, from 1985 to the present and as a director and president of Verilite Aircraft Corporation, a company engaged in air craft development, from 1994 to the present. Mr. Roberts is a graduate of the University of Colorado Law School.

     Wallace Olsen, Jr. Mr. Olsen has been a director of YP.Net since February, 2000. Mr. Olsen has been active in several businesses in the transportation, hospitality, real estate and assisted living centers industries.

     DeVal Johnson. Mr. Johnson has served as a director since October, 1999 and Secretary of YP.Net since February, 2000. Mr. Johnson was the graphics designer and director of Telco Billing from September, 1998 until July, 1999 when it was acquired. Mr. Johnson was responsible for the design of the in-house sales presentation and creation of the corporate logo for YP.Net. Prior to his role at Telco, Mr. Johnson was a graphics designer for Print Pro, Inc. Mr. Johnson is actively involved with Website promotion, interactive design and Internet advertising.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Based upon current management's knowledge, YP.Net has not been furnished with any reports under Section 16(a) of the Exchange Act filed by persons who would have been required to file such reports with respect to YP.Net's fiscal year ended September 30, 2000. YP.Net has also not received written representation from any person that no report under Form 5 would be required to be filed by such person. YP.Net is currently attempting to obtain information regarding the reports and to determine if delinquencies actually exist. Upon completing this review, it will advise any person it believes to be delinquent of such person's reporting obligations under the Exchange Act.

ITEM  10.     EXECUTIVE  COMPENSATION

     The following table reflects all forms of compensation for the fiscal years ended September 30, 1999, 1998 and 1997 for the Chief Executive Officer and the other four most highly compensated executive officers of YP.Net for the years stated.

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION
                                                             OTHER
                                        FISCAL               ANNUAL
NAME AND PRINCIPAL POSITION              YEAR    SALARY    COMPENSATION
--------------------------------------  ------  --------  -------------
Tennessee Webb (1)                        1999  $130,000              -
Chief Executive Officer                   1998  $ 93,333  $      55,750
                                          1997  $ 82,344  $      18,000
--------------------------------------  ------  --------  -------------
Michael McKay (2)                         1999  $130,000              -
Chief Technology Officer                  1998  $143,710              -
                                          1997  $ 64,329  $      46,000
--------------------------------------  ------  --------  -------------
Peter DeKray (2)                          1999  $130,000              -
Vice President and Secretary              1998  $162,825              -
                                          1997  $ 61,224              -
--------------------------------------  ------  --------  -------------
William O'Neal (3)                        1999  $130,000              -
Senior Vice President                     1998  $130,000              -
                                          1997         -              -
--------------------------------------  ------  --------  -------------
Kevin Jones (3)                           1999  $130,000              -
Chief Operating Officer and               1998  $130,000              -
President                                 1997  $ 20,000  $      40,000
--------------------------------------  ------  --------  -------------
(1)   Mr.  Webb  resigned  in  March,  1999.
(2)   Messrs.  McKay,  DeKray  and  Jones  resigned  in  September,  1999.
(3)   Mr.  O'Neal  resigned  in  February,  2000.

     All options to acquire YP.Net stock granted to the above executive officers expired unexercised 90 days after their termination of employment with YP.Net.

DIRECTOR  COMPENSATION

     Upon appointment to the Board, Mr. Tullo was awarded 100,000 shares of YP.Net common stock and Mr. Vogel was awarded 75,000 shares. All other directors were awarded 50,000 shares. None of these shares have been issued to date. Additionally, the directors receive $2,000 per month for their service on the Board and $250 per hour for services related to any Board committee on which they serve.

EMPLOYMENT  AGREEMENTS

     Since  February,  2000,  Gregory  B.  Crane  has  served as the Director of
Operations of YP.Net. His services are provided through Business Executive Services, Inc. which began to receive compensation in May of 2000 in the amount of $13,000 per month for these services. These services provided "at will" and no written agreement exists.

1998  STOCK  OPTION  PLAN

     YP.Net's Board of Directors adopted and its shareholders approved in June, 1998 the 1998 Stock Option Plan. The purpose of the Plan was to provide incentives to employees, directors and service providers to promote the success of YP.Net. The Plan provides for the grant of both qualified and non-qualified options to purchase up to 1,500,000 shares of its common stock at prices determined but, in the case of incentive options, at a price not less than the fair market value of the stock on the date of the grant. The Plan is administered by the Board of Directors or by a committee appointed by the Board. As of September 30, 1999, options to purchase 1,107,000 shares remain outstanding which are exercisable at prices of $1.00 to $2.50.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
              MANAGEMENT

     The following table sets forth, as of June 30, 2000, the ownership of each person known by management to be the beneficial owner of five percent or more of YP.Net's common stock, each officer and director individually, and all officers and directors as a group. YP.Net has been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

NAME AND ADDRESS                      AMOUNT AND NATURE
OF BENEFICIAL OWNER                     OF OWNERSHIP      PERCENT OF CLASS(1)
------------------------------------  ------------------  -------------------

Angelo Tullo (2)                                   0                  -
4840 East Jasmine Street
Suite 105
Mesa, AZ  85205

Walter Vogel (3)                            120,000                 .32%
4840 East Jasmine Street
Suite 105
Mesa, AZ  85205

Gregory B. Crane (4)                              500                (5)
4840 East Jasmine Street
Suite 105
Mesa, AZ  85205

Daniel L. Coury, Sr. (4)                     130,000                .35%
4840 East Jasmine Street
Suite 105
Mesa, AZ  85205

Harold A. Roberts (4)                       208,000                 .56%
4840 East Jasmine Street
Suite 105
Mesa, AZ  85205

Wallace Olsen, Jr. (4)                       497,500               1.33%
4840 East Jasmine Street
Suite 105
Mesa, AZ  85205

NAME AND ADDRESS                      AMOUNT AND NATURE
OF BENEFICIAL OWNER                     OF OWNERSHIP      PERCENT OF CLASS(1)
------------------------------------  ------------------  -------------------

DeVal Johnson (4)                            75,000                 .20%
4840 East Jasmine Street
Suite 105
Mesa, AZ  85205

Matthew & Markson Ltd. (6)                7,600,000               20.32%
Woods Centre, Frair's Road
P.O. Box 1407
St. John's
Antigua, West Indies

Morris & Miller Ltd.                      9,350,000               25.00%
Woods Centre, Frair's Road
P.O. Box 1407
St. John's
Antigua, West Indies

All Directors as a Group (7 persons)      1,031,000                2.76%

(1) Based on 37,400,798 shares outstanding as of June 30, 2000. This amount excludes 4,500,000 shares issued and held as collateral for obligations of YP.Net under two promissory notes. Upon payment of the notes, the shares will be returned to YP.Net for cancellation.
(2) Mr. Tullo has been awarded 100,000 shares which have not been issued and are not included in this table.
(3) Mr. Vogel has been awarded 75,000 shares which have not been issued and are not included in this table.
(4) All directors except Mr. Tullo and Mr. Vogel, have been awarded 50,000 shares which have not been issued and are not included in this table.
(5)  Less  than  0.01%.
(6) The number of shares held by Matthew & Markson, Ltd. excludes 2,000,000 shares issued as collateral for a note payable issued by YP.Net. These shares will be returned to YP.Net and cancelled upon payment of the note.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Note Conversion. YP.Net borrowed $500,000 from Mr. Wallace Olsen, a shareholder who later became a member of the Board of Directors effective February 4, 2000. In September, 1999, YP.Net repaid $250,000 of the balance in cash and Mr. Wallace Olsen converted the remaining $250,000 plus $100,000 in accrued interest to 400,000 shares of YP.Net's common stock.

     Acquisition of Telco. In June, 1999, YP.Net's predecessor acquired all of the outstanding stock of Telco Billing, Inc. in exchange for 17,000,000 shares of its common stock. Matthew & Markson, Ltd. and Morrison & Miller, Ltd., as the shareholders of Telco, were issued 7,650,000 and 9,350,000 shares, respectively. The original agreement provided for certain put rights with respect to these shares that were terminated. In exchange for cancellation of the put rights, YP.Net agreed to provide the former Telco shareholders with a $5,000,000 credit facility. The obligations under this facility are to be secured by a pledge of the former Telco shareholders' YP.Net stock. Interest for borrowings under this facility is to be at least 0.25% higher than YP.Net's average borrowing costs. No advances in excess of $1,000,000 may be made at any one time and no advances in excess of $1,000,000 are to be made unless YP.Net has available at least 30 days operating capital plus other reserves available. No advances are to be made if YP.Net is in default with respect to any of its lender obligations. The credit facility has not been formerly documented and no advances have been made or are expected until documentation is completed.

     Gregory B. Crane and DeVal Johnson were employees of and primarily involved in the start-up of Telco. Mr. Crane, on behalf of the former Telco shareholders negotiated the acquisition of Telco by YP.Net's predecessor.

     License of URL. In connection with the acquisition of Telco, YP.Net's predecessor also agreed to pay Matthew & Markson $5,000,000 as a discounted accelerated  royalty  payment  for a 20-year license of the URL Yellow-Page.Net.
                                                                ---------------
The accelerated payment was made under the terms of an Exclusive Licensing Agreement dated September 21, 1998 between Telco and Matthew & Markson. The payment was originally to be paid in full on the acquisition of Telco. To extend the payment obligations, YP.Net advanced a $1,000,000 extension fee and agreed to provide $250,000 of tenant improvements to approximately one-half of its Mesa facility to Matthew & Markson's designee for $1.00 per year throughout the term of the lease. The $1,000,000 extension fee was applied to the $5,000,000 accelerated royalty and an additional $2,000,000 was paid in July, 1999. Matthew & Markson also agreed to take a $2,000,000 note for the balance due.

     YP.Net defaulted on payment of the $2,000,000 note on September 15, 1999 and also defaulted on extensions of the note on January 15, 2000. On April 20, 2000, the note was renegotiated to a demand note with monthly installments of $100,000 per month. The payments may be suspended if YP.Net does not have certain cash reserves or is otherwise in default under other obligations. The note is secured by 2,000,000 shares of YP.Net common stock held in escrow. The shares are to be returned for cancellation upon payment of the note. As consideration for the September 15, 1999 extension, YP.Net paid Matthew & Markson an extension fee of $200,000.

     The sub-lessee of the nominal rent sub-lease was Business Executive Services, Inc. ("BESI"). BESI leases portions of the facility to unrelated third parties as well as businesses associated with Mr. Crane and Mr. Tullo. Mr. Crane is employed by BESI and receives a salary of approximately $2,000 per month from BESI and bonuses in an undetermined amount.

     Related Party Transaction Policy. Our general policy for entering into transactions with directors, officers and affiliates that have a financial interest in the transaction is to adhere to Nevada corporate law regarding the approval of such transactions. In general, a transaction between a Nevada corporation and a director, officer or affiliate of the corporation in which such person has a financial interest is not void or voidable if the interest is disclosed and approved by disinterested directors or shareholders or if the transaction is otherwise fair to the corporation.

  ITEM 13.  EXHIBITS AND REPORTS  N  FORM  8-K

EXHIBITS

             3.1(1)     Certificate of Restated Articles of Incorporation of
             Renaissance  International,  Inc.

              3.2 Amended Articles - Name Change to RIGL Corporation &, authorized Capital Increased.

             3.3        Amended  Articles  -  Name  Change  to  YP.Net

             3.5(1)     Bylaws  of  Renaissance  International  Group,  Ltd.

             3.6        Addendum  to  Bylaws  to  add  office  of  Vice Chairman

             10.1(2)    1998  Stock  Option  Plan

             10.2       Reseller  Agreement  with  Worldpages.com

             10.3       Billing  Service  Agreement  with  Integretel

             10.4 Enhanced Services Billing and Information Management Services Agreement with Enhanced Services Billing, Inc.

             10.5 Standard Industrial Commercial Multi-Tenant Lease Gross regarding Mesa Facility and amendment

             10.6       Sub-Lease Agreement to Business Executive Services, Inc.

             10.7 VanSickle Loan Agreement, Stock Pledge Agreement, and Modifications

             10.8(3)    First Amendment to Loan Agreement between YP.Net,Inc.and
             Joseph and Helen  VanSickle  dated  March  31,  2000

             10.9(4)    Stock Purchase Agreement between RIGL Corporation, Telco
             Billing, Inc. and Matthew  &  Markson, Ltd. dated March 16, 1999

             10.10(4)   Amendment to Stock Purchase Agreement between RIGL
             Corporation, Telco  Billing,  Inc.,  Morris  &  Miller,  Ltd.

             10.11(4)   Exclusive  License Agreement between Matthews & Markson,
             Ltd. and Telco  Billing,  Inc.  dated  September  21,  1998

             10.12      Modification  to  Matthew  &  Markson  Promissory  Note.

             11         Statement  Regarding  Computation of Per Share Earnings.

             16.1(5)    Letter of Singer Lewak Greenbaum & Goldstein LLP dated
             November 24,  1999

             16.2(6)    Letter of McGladrey & Pullen LLP dated March 23, 2000;
             Letter of McGladrey  &  Pullen,  LLP  dated  February  4,  2000

             21         Subsidiaries:  Telco  Billing,  Inc.

             27         Financial  Data  Schedule

1  Incorporated  by  reference  from  Form  10-SB  as  filed  May  6,  1998.
2  Incorporated  by  reference  from  Form  S-8  as  filed  July  10,  1998.
3  Incorporated  by  reference  from  Form  8-K  as  filed  on  May  22,  2000.
4  Incorporated  by  reference  from  Form  8-K/A  as  filed  on  June 30, 1999.
5  Incorporated  by  reference  from  Form  8-K  as  filed  on December 3, 1999.
6 Incorporated by reference from Form 8-K as filed on March 29, 2000 and Form 8-K/A as filed on May 22, 2000.

REPORTS  ON  FORM  8-K

     Three reports on Form 8-K were filed in the fiscal quarter ended September 30, 1999. These reports are as follows:

     Form 8-K filed on June 7, 1999 disclosing under Item 6 of such report the resignation of Tennessee Webb as the Chairman of the Board of Directors and Eugene Starr as a director.

     Form 8-K filed on June 30, 1999 disclosing under Item 2 of such report the acquisition of Telco Billing, Inc. and Exclusive License Agreement for the Yellow-Page.Net URL. Financial statements of Telco Billing, Inc. as of February
---------------
28,  1999  were  attached  as  an  exhibit.

     Form 8-K filed September 16, 1999 disclosing under Item 2 of such report the obtaining of a $3,000,000 credit facility from Fremont Financial Corporation by Telco in accordance with the terms of the agreement of acquisition of Telco under Item 2 of such report.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    YP.NET,  INC.



Dated:  __________,  2000           By  /s/  Angelo  Tullo
                                      --------------------------------------
                                         Angelo Tullo, Chairman of the Board


                                    BOARD  OF  DIRECTORS



Dated:  __________,  2000           By  /s/  Angelo  Tullo
                                      ----------------------
                                         Angelo  Tullo


Dated:  __________,  2000           By
                                      --------------------------------------
                                         Walter  Vogel


Dated:  __________,  2000           By  /s/  Gregory  B.  Crane
                                      --------------------------------------
                                         Gregory  B.  Crane


Dated:  __________,  2000           By  /s/  Daniel  L.  Coury,  Sr.
                                      --------------------------------------
                                         Daniel  L.  Coury,  Sr.


Dated:  __________,  2000           By
                                      --------------------------------------
                                         Harold  A.  Roberts


Dated:  __________,  2000           By
                                      --------------------------------------
                                         Wallace  Olsen

Dated:  __________,  2000           By  /s/  DeVal  Johnson
                                      --------------------------------------
                                        DeVal  Johnson