Form 10QSB
period 1999-12-31
YP NET INC
filed 2000-11-03
CIK 1045742

================================================================================

                    U.S.  Securities and Exchange Commission
                             Washington, D.C.  20549

                              --------------------
                                   FORM 10-QSB
                              --------------------

         (Mark  One)
         [X]  Quarterly  Report  Pursuant  to  Section 13 or 15(d) of
                     the  Securities  Exchange  Act  of  1934

         For  the  quarterly  period  ended  December 31, 1999

         [ ]  Transition  Report  Pursuant  to  Section  13 or 15(d)
                    of  the  Securities  Exchange  Act

         For the transition period from _____________ to _______________


                              --------------------
                         Commission File Number 0-24217
                              --------------------

                                  YP.NET, INC.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                           85-0206668
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                        4840 East Jasmine St.  Suite 105
                               Mesa, Arizona 85205
                    (Address of principal executive offices)

                                 (480) 654-9646
                           (Issuer's telephone number)

         Check  whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.

Yes               No   X
    ------          -------

     The number of shares of the issuer's common equity outstanding as of September 30, 2000 was 41,450,798 shares of common stock, par value $.001.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes               No   X
    ------          -------

================================================================================

                                  YP.NET, INC.
                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                     PART I
                             FINANCIAL  INFORMATION                         PAGE

Item  1.  Financial  Statements
      Balance  Sheets
           December  31,  1999  (unaudited)  and September 30, 1999. . . . .   1
      Statements  of  Operations
           For the Three Months Ended December 31, 1999 (unaudited) . . . . .  2
      Statements  of  Cash  Flows
           For the Three Months Ended December 31, 1999 (unaudited) . . . . .  3
      Notes  to  the  Consolidated  Financial  Statements. . . . . . . . . . 4-6

Item  2.  Management's Discussion and Analysis of Financial Condition and
          Results  of  Operations . . . . . . . . . . . . . . . . . . . . . 7-10

                                     PART II
                                OTHER INFORMATION

Item  1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 11
Item  2.  Changes  in  Securities. . . . . . . . . . . . . . . . . . . . . .  11
Item  6.  Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . .  12


                                   SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                                    YP.NET, INC.
                       CONSOLIDATED COMPARATIVE BALANCE SHEETS
             AS OF DECEMBER 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1999
                                     (UNAUDITED)

                                        ASSETS

                                                             DECEMBER 31, 1999       SEPTEMBER 30, 1999
CURRENT ASSETS:
        Cash and Cash Equivalents                         $   164,570               $  255,323
        Trade Accounts Receivable                           1,522,129                  951,177
        Prepaid Expenses                                      157,755                  138,400
        Other Assets                                                -                   77,182
        Direct Response Marketing - Net                       441,075                  633,900
        Deferred income taxes                                  91,172                   91,172
                                                          ------------             ------------
                TOTAL CURRENT ASSETS                                    2,376,701                2,147,154


PROPERTY AND EQUIPMENT:
        Furniture and Fixtures                                152,261                        -
        Equipment & Computer Equipment                        206,209                  552,731
        Leasehold Improvements                                317,507                        -
LESS: Accumulated Depreciation and Amortization              (150,802)                (116,833)
                                                          ------------             ------------
                TOTAL PROPERTY AND EQUIPMENT                              525,174                  435,898

OTHER ASSETS:
        Intangible Assets                                   5,010,000                5,010,000
        Deposits                                               13,287                   13,287
LESS: Accumulated Amortization                               (279,166)                (159,166)
                                                          ------------             ------------

                   TOTAL OTHER ASSETS                                   4,744,121                4,864,121
                                                                      ------------             ------------

                TOTAL ASSETS                                            7,645,997                7,447,173
                                                                      ============             ============



                                               LIABILITIES

CURRENT LIABILITIES:
        Trade Accounts Payable                                 38,842                   55,000
        Income Taxes Payable                                  331,292                  260,427
        Accrued Expenses                                      564,926                  772,120
        Finova Line of Credit - NOTE 1                      1,570,304
        Short-Term Notes Payable - NOTE 2                   1,500,000                4,808,865
                                                          ------------             ------------

            TOTAL CURRENT LIABILITIES                       4,005,364                5,896,412

LONG-TERM LIABILITIES:
        Long-Term Note Payable - NOTE 3                     2,000,000                    7,241
        Deferred income taxes                                  70,865                   70,865

                TOTAL LONG-TERM LIABILITIES                             2,070,865                   78,106
                                                                      ------------             ------------

                    TOTAL LIABILITIES                                   6,076,229                5,974,518

                                       STOCKHOLDERS' EQUITY

        Common Stock, $.001 par value, 50,000,000 shares;      40,051                   39,157
          40,050,748 and 39,156,853 issued and outstanding
          for December 31, 1999 and September 30,1999
        Additional Paid In Capital                          5,629,322                4,892,538
        Treasury Stock                                        (69,822)                 (69,822)
        Preferred Stock - Class B, $.001 par value,             1,500                    1,700
           2,500,000 shares designated, 1,500,000 and
           1,700,000 issued and outstanding for December 31,
           1999 and September 31, 1999.
        Retained Deficit                                   (4,031,283)              (3,390,918)
                                                          ------------             ------------

                   TOTAL STOCKHOLDERS' EQUITY                           1,569,768                1,472,655
                                                                      ------------             ------------

                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 7,645,997              $ 7,447,173
                                                                      ============             ============

              See the accompanying notes to these unaudited financial statements

                                  YP.NET, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THREE MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)


                                                  FISCAL QUARTER 1999
                                                      1ST QUARTER

INCOME
    Revenue                                      $    2,297,480

COST OF SALES                                         1,075,485


GROSS PROFIT                                          1,221,995

    SELLING EXPENSES                                     19,798

    GENERAL AND ADMINISTRATIVE                        1,534,859

    DEPRECIATION AND AMORTIZATION                       155,248
                                                 ---------------
      TOTAL EXPENSES                                  1,709,905

      LOSS FROM OPERATIONS                             (487,910)

OTHER INCOME (EXPENSE)
    Other Income                                         22,043
    Interest Income/(Expense)                          (171,648)
                                                 ---------------
      TOTAL OTHER INCOME                               (149,605)



    NET LOSS BEFORE INCOME TAXES                       (637,515)

    Provisions for Income Taxes                               -


            NET LOSS                             $     (637,515)
                                                 ===============

EARNINGS PER SHARE:

BASIC LOSS PER SHARE                             $        (0.02)
                                                 ---------------

WEIGHTED AVERAGE NUMBER OF COMMON                    40,050,748
                                                 ---------------
  SHARES OUTSTANDING

DILUTED LOSS PER SHARE                           $        (0.02)
                                                 ---------------

WEIGHTED AVERAGE NUMBER OF COMMON                    40,050,748
                                                 ---------------
AND COMMON SHARE EQUIVALENTS OUTSTANDING


       See the accompanying notes to these unaudited financial statements

                                   YP.NET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THREE MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)


                                                                           1999
                                                                       1ST QUARTER
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                           $(637,515)
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED BY OPERATING
      ACTIVITIES.
      Depreciation and amortization                                       35,248
      Consultants paid with common stock                                 737,478
      Loss on disposal of assets                                               -
      Amortization of intellectual property                              120,000


    (Increase) decrease in assets
      Trade accounts receivable                                         (570,952)
      Customer acquistion costs                                          192,825
      Other recievables                                                   77,182
      Prepaid and other current assets                                  (116,231)
      Other assets                                                        34,449

    Increase (decrease) in liabilities
      Trade accounts payable                                              16,158
      Accrued liabilities                                               (126,004)
      Deferred revenue                                                   (81,190)
                                                                       ----------
          NET CASH USED IN OPERATING ACTIVITIES                         (318,551)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of intellectural property                                         -
    Purchases of property and equipment                                 (153,245)
                                                                       ----------
          NET CASH USED BY INVESTING ACTIVITIES                         (153,245)

CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from line of credit                                         831,708
    Principal repayments on notes payable                               (450,665)
    Advances to shareholder                                                    -
                                                                       ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                      381,043

        NET DECREASE IN CASH                                             (90,753)

        CASH AT BEGINNING OF PERIOD                                      255,323
                                                                       ----------
              CASH AT END OF PERIOD                                    $ 164,570
                                                                       ==========

SUPPLEMENTAL CASH FLOW INFORMATION

    Interest paid                                                         37,301


       See the accompanying notes to these unaudited financial statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  MONTHS  ENDED  DECEMBER  31,  1999

1.  Basis  of  Presentation

The accompanying unaudited financial statements represent the consolidated financial position of YP.Net, Inc. ("Company") as of December 31, 1999 and include results of operations of the Company and Telco Billing, Inc. ("Telco"), its wholly owned subsidiary, and cash flows for the three months ended December 31, 1999. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three month period ended December 31, 1999 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 1999, including specifically the financial statements and notes to such financial statements contained therein.

2.  Summary  of  Significant  Accounting  Policies

The accounting policies followed by the Company, and the methods of applying those policies, which affect the determination of its financial position, results of operations or cash flows are summarized below:

Cash  and  Cash  Equivalents
----------------------------

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the Company and its wholly owned subsidiary, Telco Billing, Inc. All intercompany accounts in consolidation have been eliminated.

Revenue  Recognition
--------------------

The Company's revenue is generated by customer subscription of directory and advertising services. Revenue is recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to transmit billing data that is forwarded to Local Exchange Carriers ("LECs"). Monthly subscription fees are included on the telephone bills of the LEC customers. The Company recognizes revenue based on net billings accepted by the LECs.

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amounts for cash, investments in marketable securities, trade accounts receivable, trade accounts payable, accrued liabilities and notes payable, approximate their fair value due to the short maturity of these instruments. The Company has determined that the recorded amounts approximate fair value.

Net  Loss  Per  Share
---------------------

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. This may affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based  Compensation
-------------------------

Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25.

3.  Business  Combination

On June 16, 1999, the Company exchanged 17,000,000 shares of common stock for all of the common stock of Telco. Prior to the acquisition, the Company had not yet commenced material operations. For financial accounting purposes, the acquisition was accounted for as a reverse merger and was treated as a recapitalization with Telco as the acquirer. The accompanying financial statements present the historical cost bases of assets and liabilities and results of operations of Telco. Subsequent to the merger, the Company ceased its previous operations and abandoned assets related to those operations. The remaining Company assets are recorded at their historical cost. The recapitalization of Telco reflects the book value of the net assets of RIGL as of the date of the merger as of June 16, 1999 of $1,722,563.

4.  Intangible  Asset

In connection with the Company's acquisition of Telco, the Company is required to provide payment of licensing fees for the use of the Internet domain name or Universal Resource Locator ("URL") Yellow-Page.Net. The URL is recorded at its
                                    ---------------
cost net of accumulated amortization. Management believes that the Company's business is dependent on its ability to utilize this URL given the recognition of the "yellow page" term. Management believes that the current revenue and cash flow generated through the use of the URL Yellow-Page.Net substantiates the
                                               ---------------
net book value of the asset. The Company will periodically analyze the net book value of this asset and determine if an impairment has incurred. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement.

5.  Notes  Payable  and  Line  of  Credit

Notes payable are recorded and interest is accrued in accordance with the individual terms of each note. Notes payable at December 31, 1999 were as follows:

Note  1:  The  Company entered into an agreement with Finova Capital Corporation
-------
for a $3,000,000 revolving line of credit with interest payable at the prime rate plus three percent. The amount available to be drawn under the facility is limited to 80% of eligible accounts receivable. At December 31, 1999 the credit facility had an outstanding balance of $1,570,304. Assets of the Company, specifically accounts receivables, collateralize the credit facility. The credit facility expires on August 31, 2003, and the institution may withdraw the line with a notification within 90 days.

Note  2:  The  Company  entered into a loan agreement with Mr. Joseph Van Sickle
-------
during the acquisition of Telco under which Mr. Van Sickle lent $2,000,000 to the Company. At December 31, 1999 this note payable had an outstanding balance of $1,500,000. Mr. Van Sickle is a shareholder of the Company and owns approximately one percent of the Company's outstanding stock. Mr. Van Sickle is not a member of management and currently has no position on the Board of Directors of the Company.

Note  3:  The Company entered into an agreement with Matthew & Markson, Ltd., an
-------
Antigua corporation ("M&M"), in conjunction with the acquisition of Telco for the license of the URL Yellow-Page.Net. The Company agreed to pay M&M
                            ---------------
$5,000,000 for the licensing agreement of the URL Yellow-Page.Net.   At December
                                                  ---------------
31, 1999 the M&M note payable had an outstanding balance of $2,000,000. M&M owns approximately 18% of the Company's outstanding stock.

6.  Common  Stock

Transactions in the Company's common stock issued for the acquisition of assets, products or services are accounted for at 90% of fair value. Fair value is determined based on the traded closing price of the Company's common stock on the date of the transaction, or the fair value of the asset, product, or service received, whichever is more readily determinable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference. See "Special Note on Forward-Looking Statements" below.

OVERVIEW

     We provide Internet-based yellow page listing services on our Yellow-Page.Net and yp.net Web sites. We acquired Telco Billing, Inc. in June
---------------       ------
1999, and as a result of this acquisition changed our primary business focus to become an electronic yellow page listing service. Our Web sites serve as a search engine for yellow page listings in the United States and Canada. We charge our customers for a preferred listing of their businesses on searches conducted by consumers through our Web sites.

     With the acquisition of Telco, we discontinued our prior operations in the multi-media software and medical billing and practice management areas. We completed closing down our operations in these areas in the three months ended December 31, 2000. We anticipate continued operations in our Internet yellow page listings business and in other Internet-based product areas. We have experienced continued increases in competition in the electronic yellow page market, and continue to seek joint venture and investment acquisition opportunities to potentially lessen the effects of competition in the electronic yellow page markets.

     During the three months ended December 31, 1999, we utilized direct mailings as our primary marketing program. At October 1, 1999, we had 103,133 customers subscribing to our services. At December 31, 1999, we had 114,409 customers. We believe the increase in our customer base for this period was primarily a result of our marketing efforts. In March 2000, we implemented a customer contact program to attempt to increase our customer satisfaction and decrease customer attrition. We believe that this program has and will continue to provide these results.

     Expenditures related to professional and consulting fees were significant in the quarter ended December 31, 1999 and have adversely affected our earnings in this period. Existing management believes that these expenditures will no longer be as significant. Management is actively pursuing rescission and cancellation of certain common and preferred stock that was previously issued for services. This action may adversely affect our future earnings due to costs of potential litigation that may result from management pursuing recession. However, if we are successful in cancelling some or all of these shares, our total outstanding shares will decrease which will positively affect our per share operating results in the future.

     On December 6, 1999, prior management entered into an engagement with McGladry & Pullen, LLP ("M&P") to conduct the audit of our financial statements for the fiscal year ended September 30, 1999. M&P estimated the cost to prepare the fiscal year end audit to be from $75,000 to $150,000 with an estimated completion date of January 28, 2000. We paid audit fees of $150,000 as of December 31, 1999. Subsequently, we paid additional audit fees of $150,000. In January 2000 M&P informed management that the estimated cost to complete the audit would be an additional $200,000. In February 2000 a new Board of Directors was appointed and M&P was dismissed as our auditors. The Board of Directors appointed a new independent auditor, King, Weber & Associates, P.C.

     On December 15, 1999, prior management entered into a consulting agreement with International Profits Associates, Inc. ("IPA"). IPA agreed to review our business operations, polices and procedures, to advise on determining management responsibilities and authorities, and to develop and implement a plan for achieving potential investor awareness. IPA agreed to advise and train Mr. William O'Neal on the duties and responsibilities of acting as President of YP.Net. The agreement was entered into until such time that Mr. William O'Neal was prepared to assume the position of President. We paid approximately $65,000 for these consulting services in the three month period ended December 31, 1999. Subsequently, new management and the Board of Directors has terminated all agreements with IPA.

     Common stock has been issued to prior officers and consultants for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. The expense for that consideration is stated at 90% of the trading value of the shares to reflect a discount for the regulatory restrictions on trading of those shares. During the quarter ended December 31, 1999, 856,951 common shares were issued to officers and consultants valued at $737,478, by prior management.

     YP.Net was originally incorporated in Nevada in 1996 as Renaissance Center, Inc. Renaissance Center and Nuclear Corporation merged in 1997. Our articles of incorporation were restated in July 1997 and our name was changed to Renaissance International Group, Ltd. Our name was later changed to RIGL Corporation in July, 1998. With the acquisition of Telco and shift of the focus of our business, our corporate name was again changed to YP.Net, Inc., effective October 1, 1999. The new name was chosen to reflect our focus on our Internet-based yellow page services.

     The acquisition of Telco was treated as a reverse merger for financial accounting purposes. As a result, Telco was deemed to be the acquiring entity. For financial accounting purposes, Telco was considered to have engaged in a recapitalization and acquired the net assets of RIGL as of June, 1999. Financial statements of Telco for the three months ended December 31, 1998 are not included in this Form 10-QSB due to such statements not being available.

RESULTS  OF  OPERATIONS

     With the acquisition of Telco, our business focus shifted to the Internet yellow page services business and this business is currently the sole source of revenue. All operations conducted by RIGL prior to the acquisition of Telco have been discontinued. Revenues for the quarter ended December 31, 1999 were $2,297,480. Until other sources of revenue are developed, our total revenues will be directly dependent upon the number of customers subscribing to our preferred listing service.

     Cost of sales for the quarter ended December 31, 1999 was $1,075,485. Cost of sales is comprised of dilution expenses, direct mailer marketing costs, allowances for bad debt and our billing costs. Dilution expenses include customer credits and any other receivable write downs. Billing costs include fees for services provided by LECs and other outside parties to transfer and organize our customer acquisition, billing and collection data.

     Selling expenses for the quarter ended December 31, 1999 were $19,798. Selling expenses were primarily the costs associated with the use of the direct mailers.

     General and administrative expenses for quarter ended December 31, 1999 was $1,534,859. These costs are primarily related to customer service staffing which we believe provides better service to our customers. Our consulting expenses were $737,478. This expense was primarily a result of the issuance of common stock by prior management as consideration under several consulting contracts and is not expected to be recurring.

     Interest expense net of interest income for the quarter ended December 31, 1999 was $171,648. Interest expense was a result of our debt outstanding. This debt outstanding included debt incurred in connection with the acquisition of the URL Yellow-Page.Net and due to an increase in the amount outstanding under
         ---------------
our  credit  facility  with  Finova  Capital  Corporation.

     Net losses for the quarter ended December 31, 1999 were $637,515 or $.02 per diluted share.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash used by operating activities for the quarter ended December 31, 1999, was $318,551. Revenue was generated principally from providing electronic yellow page preferred listing advertising. Cash flow from operating activities was adversely affected by certain non-recurring expenses, an increase in our accounts receivable and prepaid assets and a decrease in liabilities.

     Cash used by investing activities was $153,245 for the three months ended December 31, 1999. We purchased additional computer equipment of approximately $65,000 and performed tenant leasehold improvements of approximately $88,245 in the three months ended December 31, 1999.

     Cash provided from financing activities was $381,043 in the quarter ended December 31, 1999. This cash inflow was attributed to advances on our credit facility of $831,708. We paid $450,665 on our notes payable on terms negotiated with the note holders. This amount represents the total payments made to reduce the outstanding balances of the our outstanding notes.

     We have an existing asset-based collateralized line of credit with Finova. As a result of certain technical defaults under the terms of the loan agreement which occurred under prior management, Finova exercised its right to terminate the agreement. Our line of credit has been reduced from $3,000,000 to $1,800,000 as of August 2000. We have entered into letter agreements whereby Finova has agreed to forbear the exercise any of its available remedies through November 2, 2000. Based upon our discussions, we anticipate that these agreements will be extended or modified to allow us to transfer to a new credit facility. Management is seeking other potential lenders that specialize in financing businesses utilizing LEC billings. We do not anticipate these changes to have an adverse affect on our ability to continue operating at our current levels.

OTHER  CONSIDERATIONS

     There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of our business activities, the level of demand for our services, the level and intensity of competition in the electronic yellow page industry and the pricing pressures that may result, our ability to develop new services based on new or evolving technology and the market's acceptance of those new services, our ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities.

     We are delinquent in our filings under the Securities Exchange Act of 1934 ("Exchange Act"). Our most recent filing was the September 30, 1999 Form 10-KSB. While trading of our stock has occurred during the periods before and after this filing, sales under Rule 144 are not allowed until our filings are current. It is management's intent to complete all past due filings and to cause all required filings to be timely made in the future. Management also intends to take actions to cause YP.Net's common stock to be relisted on the OTC Bulletin Board as soon as possible. It is not possible to determine the effect, if any, on the actions of current of former shareholders of bringing current the required Exchange Act filings, and the financial statements and disclosures contained therein.

     We have attempted to keep the public informed through press releases and Form 8-K filings while making a concerted effort to become current with our filings. We are currently unable to determine the materiality of the affect of the delinquent filings, if any, or the potential impact any such delinquencies may have on our operations.

SPECIAL  NOTE  ON  FORWARD-LOOKING  STATEMENTS

     Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We intend that such forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-KSB which are incorporated by reference in this Form 10-QSB.

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation that the future events, plans or expectations contemplated will be achieved. We undertake no obligation to publicly update, review or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statements based. Our filings with the SEC, including the Form 10-KSB, may be accessed at the SEC's Web site, www.sec.gov.
------------

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  THE  SECURITY  HOLDERS

     A majority of the shareholders consented to amend our articles of incorporation to change our corporate name to YP.Net, Inc. Shareholders holding a total of 26,395,000 shares, of the total then outstanding of 39,156,853 shares, submitted their written consents to the amendment, which was effective October 1, 1999.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     The YP.Net is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended September 30, 1999. No material developments have occurred in any of these proceedings. The costs associated with these legal proceedings could be significant and could adversely affect the results of our future operations. An unfavorable result in any of these proceedings could also adversely affect our operations.

ITEM  2.  CHANGES  IN  SECURITIES

     On October 25, 1999, prior management entered into a one-year advisory agreement with BJM Consulting, Inc. ("BJM"). BJM agreed to advise in acquisitions and strategic planning and also to assist the Interim President in his duties as President until a new President was appointed. Prior management agreed to pay a retainer fee of $5,000 per month and issue 500,000 shares of common stock for those advisory services. The value of these shares was recorded as $437,500. Subsequently, new management has terminated the agreement and is making efforts to rescind the issuance of the shares of common stock to BJM. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     In November 1999 the prior Board of Directors authorized 200,000 shares of Series B preferred stock to be converted to 200,000 shares of common stock for the Interim President Mr. William O'Neal. This conversion was authorized in exchange for a modification of his five-year employment agreement with YP.Net. The modification of the employment agreement changed the agreement from a five-year employment contract to an "at-will" employment agreement with no severance pay provisions. The conversion of the preferred B shares to 200,000 shares of common stock voided provisions in the original employment agreement, and was agreed to by the Board of Directors and Mr. William O'Neal. The value of these shares was recorded as $90,000. The shares were issued in reliance on the exemption from registrations provided by Section 4(2) of the Securities Act.

     On December 13, 1999 prior management entered into a sublease agreement with Empire Capital Group LLC ("Empire"). Empire agreed to sublease office space in Phoenix, Arizona. Prior management had entered into a lease agreement for the office space in fiscal 1998. YP.Net never utilized the space as corporate offices, and subsequently Empire assumed the entire office space. Prior management issued 100,000 shares of common stock to Empire for the execution of the sublease agreement. The value of these shares was recorded as $124,000. The shares were issued in reliance on the exemption from registrations provided by Section 4(2) of the Securities Act.

ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

10.14   Advisory Agreement between BJM Consultants and Y.P.Net, Inc.
10.15 Authorization to Perform Business Valuation between IPA Advisory & Intermediary Services and Y.P.Net, Inc.
10.16   International Profit Associates Organization for Management
10.17   Sublease Agreement between Y.P.Net, Inc. and Empire Capital Group, LLC
27.1    Financial  Data  Schedule


REPORTS  ON  FORM  8-K

     Two reports on Form 8-K were filed in the fiscal quarter ended December 31, 1999. These reports are as follows:

     Form 8-K filed on October 18, 1999 announced the change in the corporation's name from RIGL Corporation, Inc, to YP.Net, Inc., the appointment of a three new Board of Directors and the resignations of the Chairman of the Board and two Board of Directors.

     Form 8-K filed on December 3, 1999 disclosed the dismissal of Singer, Lewak, Greenbaum and Goldstein LLP and the appointment of McGladry & Pullen LLP as the YP.Net's new auditor.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                      YP.NET, INC.




Dated: ________________, 2000         By  /s/  Angelo  Tullo
                                        ----------------------------------------
                                         Angelo Tullo, Chairman of the Board