Form 10QSB
period 2000-03-31
YP NET INC
filed 2000-11-20
CIK 1045742

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

         For  the  quarterly  period  ended  March  31,  2000

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

                               YP.NET,  INC.
                     INDEX  TO  FORM  10-QSB  FILING
                FOR  THE  QUARTER  ENDED  MARCH  31,  2000

                            TABLE OF CONTENTS

                                 PART I
                           FINANCIAL  INFORMATION                           PAGE


Item 1. Financial Statements
    Consolidated Comparative Balance Sheets
      as of March 31, 2000 and September 30, 1999 . . . . . . . . . . . . . .  2
    Consolidated Statements of Operations
      for the Three Months and Six Months Ended March 31, 2000 . . . . . . . . 3
    Consolidated Statements of Cash Flows
      for the Three Months and Six Months Ended March 31, 2000 . . . . . . . . 4
    Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                                    PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  12
Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .  12
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .  12

                         PART I - FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

                                       YP.NET,  INC.
                         CONSOLIDATED  COMPARATIVE  BALANCE  SHEETS
                        AS  OF  MARCH  31,  2000  and  SEPTEMBER  30,  1999
                                           ASSETS


                                                               MARCH 31,     SEPTEMBER 30,
                                                                  2000           1999
                                                               (unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                                   $   107,650   $      255,323
  Accounts Receivable                                           2,657,534          951,177
  Prepaid Expenses                                                157,837          138,400
  Other Assets                                                          -           77,182
  Direct Response Marketing - Net                                 486,312          633,900
  Deferred income taxes                                           209,716           91,172
     TOTAL CURRENT ASSETS                                       3,619,049        2,147,154
PROPERTY AND EQUIPMENT:
  Furniture and Fixtures                                          152,261                -
  Equipment & Computer Equipment                                  209,558          552,731
  Leasehold Improvements                                          317,507                -
LESS: Accumulated Depreciation and Amortization                  (186,808)        (116,833)
     TOTAL PROPERTY AND EQUIPMENT                                 492,517          435,898
OTHER ASSETS:
  Intangible Assets                                             5,010,000        5,010,000
  Deposits                                                         13,287           13,287
LESS: Accumulated Amortization                                   (399,166)        (159,166)
     TOTAL OTHER ASSETS                                         4,624,121        4,864,121
     TOTAL ASSETS                                               8,735,687        7,447,173
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade Accounts Payable                                           39,153           55,000
  Income Taxes Payable                                            331,292          260,427
  Accrued Expenses                                                508,757          772,120
  Finova Line-Of-Credit - Note 1                                1,691,056
  Short-Term Notes Payable - Note 2                             1,400,000        4,808,865
     TOTAL CURRENT LIABILITIES                                  3,970,258        5,896,412
LONG-TERM LIABILITIES:
  Long-Term Notes Payables - Note 3                             2,000,000            7,241
  Deferred income taxes                                            18,050           70,865
     TOTAL LONG-TERM LIABILITIES                                2,018,050           78,106
     TOTAL LIABILITIES                                          5,988,308        5,974,518
STOCKHOLDER' EQUITY:
  Common Stock $.001 par value, 50,000,000 shares                  40,902           39,157
    40,900,798 and 39,156,853 issued and outstanding
    For March 31, 2000 and September 30, 1999
  Additional Paid In Capital                                    5,654,162          892,538
  Treasury Stock                                                  (69,822)         (69,822)
  Preferred Stock - Class B. $.001 par value                        1,500            1,700
    2,500,000 shares designated, 1,500,000 and 1,700,000
    issued and outstanding for March 31, 2000 and September
    30, 1999.
  Retained Deficit                                             (2,879,363)      (3,390,918)
     TOTAL STOCKHOLDERS' EQUITY                                 2,747,379        1,472,655
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 8,735,687   $    7,447,173


            See the accompanying notes to these unaudited financial statements

                              YP.NET,  INC.
                    CONSOLIDATED  STATEMENTS  OF  OPERATIONS
       FOR  THE  THREE  MONTHS  AND  SIX  MONTHS  ENDED  MARCH  31,  2000


                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                              MARCH 31, 2000       MARCH 31, 2000
                                                          (unaudited)
                                           --------------------  ------------------
INCOME
  Revenue                                  $         3,826,077   $       6,123,557

COST OF SALES                                        1,653,116           2,728,601
                                           --------------------  ------------------
GROSS PROFIT                                         2,172,961           3,394,956
                                           --------------------  ------------------

  SELLING EXPENSES                                         985              20,783

  GENERAL AND ADMINISTRATIVE                           777,242           2,312,101

  DEPRECIATION AND AMORTIZATION                        156,006             311,254
                                           --------------------  ------------------
    TOTAL EXPENSES                                     934,233           2,644,138
                                           --------------------  ------------------

    EARNINGS FROM OPERATIONS                         1,238,728             750,818
                                           --------------------  ------------------

OTHER INCOME (EXPENSE)
  Other Income                                          13,204              35,247
  Interest Income/(Expense)                           (200,506)           (372,154)
                                           --------------------  ------------------
    TOTAL OTHER INCOME                                (187,302)           (336,907)
                                           --------------------  ------------------

  Net Income Before Income Taxes                     1,051,426             413,911

  Provisions for Income Taxes                         (100,494)                  -
                                           --------------------  ------------------

NET INCOME                                 $         1,151,920   $         413,911
                                           ====================  ==================

EARNINGS PER SHARE:

Basic Earnings Per Share                   $              0.03   $            0.01
                                           ====================  ==================

WEIGHTED AVERAGE NUMBER OF COMMON                   40,695,622          40,230,409
                                           ====================  ==================
   SHARES OUTSTANDING

Diluted Earnings Per Share                 $              0.03   $            0.01
                                           ====================  ==================

WEIGHTED AVERAGE NUMBER OF COMMON                   40,695,522          40,230,409
                                           ====================  ==================
AND COMMON SHARE EQUIVALENTS OUTSTANDING


       See the accompanying notes to these unaudited financial statements

                                               YP.NET, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2000

                                                                         THREE MONTHS       SIX MONTHS
                                                                            ENDED             ENDED
                                                                        MARCH 31, 2000    MARCH 31, 2000
                                                                       ----------------  ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES                                              (unaudited)
    Net Income                                                         $     1,051,426   $       413,911
    Adjustments to reconcile net income to net cash used by operating activities.
      Depreciation and amortization                                             36,006            71,254
      Consultants & Officers paid with common stock                             25,691           763,169
      Amortization of intellectual property                                    120,000           240,000

    (Increase) decrease in assets
      Trade accounts receivable                                             (1,135,405)       (1,706,357)
      Customer acquisition costs                                               (45,237)          147,588
      Other receivables                                                              -            77,182
      Prepaid and other current assets                                               -          (116,231)
      Other assets                                                              (3,081)           31,368

    Increase (decrease) in liabilities
      Trade accounts payable                                                       311            16,469
      Accrued liabilities                                                      (69,222)         (195,226)
      Deferred revenue                                                               -           (81,190)
                                                                       ----------------  ----------------
          NET CASH USED IN OPERATING ACTIVITIES                                (19,511)         (338,062)

  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of intellectual property                                                -                 -
    Capital expenditures
    Purchases of property and equipment                                         (3,349)         (156,594)
                                                                       ----------------  ----------------
          NET CASH USED BY INVESTING ACTIVITIES                                 (3,349)         (156,594)

  CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from line of credit                                                65,940           897,648
    Principal repayments on notes payable                                     (100,000)         (550,665)
    Proceeds from the issuance of common stock
    Advances to shareholder                                                          -                 -
          NET CASH PROVIDED BY FINANCING
                                                                       ----------------  ----------------
          ACTIVITIES                                                           (34,060)          346,983

        NET INCREASE (DECREASE) IN CASH                                        (56,920)         (147,673)

        CASH AT BEGINNING OF PERIOD                                            164,570           255,323
                                                                       ----------------  ----------------
              CASH AT END OF PERIOD                                    $       107,650   $       107,650
                                                                       ================  ================

  SUPPLEMENTAL CASH FLOW INFORMATION

    Interest paid                                                               15,295            52,597


              See the accompanying notes to these unaudited financial statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  AND  SIX  MONTHS  ENDED  MARCH  31,  2000

1.  Basis  of  Presentation

The accompanying unaudited financial statements represent the consolidated financial position of YP.Net, Inc. ("Company") as of March 31, 2000 and include results of operations of the Company and Telco Billing, Inc. ("Telco"), its wholly owned subsidiary, and cash flows for the three and six months ended March 31, 2000. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three and six month periods ended March 31, 2000 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 1999, including specifically the financial statements and notes to such financial statements contained therein.

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

Net  Earnings  Per  Share
-------------------------

Net earnings per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

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

5.  Notes  Payable  and  Line  of  Credit

Notes payable are recorded and interest is accrued in accordance with the individual terms of each note. Notes payable at March 31, 2000 were as follows:

Note  1:  The  Company entered into an agreement with Finova Capital Corporation
-------
for a $3,000,000 revolving line of credit with interest payable at the prime rate plus three percent. The amount available to be drawn under the facility is limited to 80% of eligible accounts receivable. At March 31, 2000 the credit facility had an outstanding balance of $1,691,056. Assets of the Company, specifically accounts receivables, collateralize the credit facility. The credit facility expires on August 31, 2003, and the institution may withdraw the line with a notification within 90 days.

Note  2:  The  Company  entered into a loan agreement with Mr. Joseph Van Sickle
-------
during the acquisition of Telco under which Mr. Van Sickle lent $2,000,000 to the Company. At March 31, 2000 this note payable had an outstanding balance of $1,400,000. Mr. Van Sickle is a shareholder of the Company and owns approximately one percent of the Company's outstanding stock. Mr. Van Sickle is not a member of management and currently has no position on the Board of Directors of the Company.

Note  3:  The Company entered into an agreement with Matthew & Markson, Ltd., an
-------
Antigua corporation ("M&M"), in conjunction with the acquisition of Telco for the license of the URL Yellow-Page.Net. The Company agreed to pay M&M
                            ---------------
$5,000,000  for  the  licensing agreement of the URL Yellow-Page.Net.   At March
                                                     ---------------
31, 2000 the M&M note payable had an outstanding balance of $2,000,000. M&M owns approximately 18% of the Company's outstanding stock.

6.  Common  Stock

Transactions in the Company's common stock issued for the acquisition of assets, products, or services are accounted for at 90% of fair value. Fair value is determined based on the traded closing price of the Company's common stock on the date of the transaction, or the fair value of the asset, product, or service received, whichever is more readily determinable.

7.  Income  Taxes

The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. The provision for income taxes for interim periods is calculated on the basis of the expected effective rate for the full year.

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

OVERVIEW

     We provide Internet-based yellow page listing services on our Yellow-Page.Net and yp.net Web sites. We acquired Telco Billing, Inc. in June
             --       ------
1999, and as a result of this acquisition changed our primary business focus to become an electronic yellow page listing service. Our Web sites serve as a search engine for yellow page listings in the United States and Canada. We charge our customers for a preferred listing of their businesses on searches conducted by consumers through our Web sites.

     With the acquisition of Telco, we discontinued our prior operations in the multi-media software and medical billing and practice management areas. We completed closing down our operations in these areas in the prior fiscal quarter ended December 31, 1999. We anticipate continued operations in our Internet yellow page listings business and in other Internet-based product areas. We have experienced continued increases in competition in the electronic yellow page market, and continue to seek joint venture and investment acquisition opportunities to potentially lessen the effects of competition in the electronic yellow page markets.

     We utilized direct mailings as our primary marketing program. At October 1, 1999, we had 103,133 customers subscribing to our services. At December 31, 1999, we had 114,409 and at March 31, 2000, we had 129,457 customers. We believe the increase in our customer base for these periods was primarily a result of our marketing efforts. In March 2000, we implemented a customer contact program to attempt to increase our customer satisfaction and decrease customer attrition. We believe that this program has and will continue to provide these results.

     Expenditures related to professional and consulting fees were significant in the three and six months periods ended March 31, 2000. Existing management believes that these expenditures will not be as significant in future periods. Management is actively pursuing rescission and cancellation of certain common and preferred stock that was previously issued for services. This action may adversely affect our future earnings due to costs of potential litigation that may result from management pursuing recession. However, if we are successful in canceling some or all of these shares, our total outstanding shares will decrease which will positively affect our per share operating results in the future.

     On December 6, 1999, prior management entered into an engagement with McGladry & Pullen, LLP ("M&P") to conduct the audit of our financial statements for the fiscal year ended September 30, 1999. M&P estimated the cost to prepare the fiscal year end audit to be from $75,000 to $150,000 with an estimated completion date of January 28, 2000. We incurred and paid audit fees of $150,000 in the three months ended March 31, 2000 in addition to the $150,000 incurred and paid in the previous three month period. In January 2000, M&P informed management that the estimated cost to complete the audit would be an additional $200,000. In February 2000 a new Board of Directors was appointed and M&P was dismissed as our auditors. The Board of Directors appointed a new independent auditor, King, Weber & Associates, P.C.

     On December 15, 1999, prior management entered into a consulting agreement with International Profits Associates, Inc. ("IPA"). IPA agreed to review our business operations, polices and procedures, to advise on determining management responsibilities and authorities, and to develop and implement a plan for achieving potential investor awareness. IPA agreed to advise and train Mr. William O'Neal on the duties and responsibilities of acting as President of YP.Net. The agreement was entered into until such time that Mr. William O'Neal was prepared to assume the position of President. We paid approximately $43,369 for these consulting services in the three months ended March 31, 2000. The consulting agreement with IPA was terminated February 2, 2000.

     Common stock has been issued to prior officers and consultants for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. The expense for that consideration is stated at 90% of the trading value of the shares to reflect a discount for the regulatory restrictions on trading of those shares. During the quarter ended March 31, 2000, 16,667 common shares were issued to a former officer. Prior management also issued 845,049 common shares to the Hudson Consulting Group, Inc. in the three months ended March 31, 2000. We did not record any expenses associated with this issuance because we are presently in litigation related to the consideration for the issuance. We are seeking the rescission of these and other common shares issued to the Hudson
Consulting  Group,  Inc.  by  prior  management.

     YP.Net was originally incorporated in Nevada in 1996 as Renaissance Center, Inc. Renaissance Center and Nuclear Corporation merged in 1997. Our articles of incorporation were restated in July 1997 and our name was changed to Renaissance International Group, Ltd. Our name was later changed to RIGL
Corporation in July 1998. With the acquisition of Telco and shift of the focus of our business, our corporate name was again changed to YP.Net, Inc., effective October 1, 1999. The new name was chosen to reflect our focus on our Internet-based yellow page services.

     The acquisition of Telco was treated as a reverse merger for financial accounting purposes. As a result, Telco was deemed to be the acquiring entity. For financial accounting purposes, Telco was considered to have engaged in a recapitalization and acquired the net assets of RIGL as of June 1999. Financial statements of Telco for the six months ended March 31, 1999 are not included in this Form 10-QSB due to such statements not being available.

RESULTS  OF  OPERATIONS

     With the acquisition of Telco, our business focus shifted to the Internet yellow page services business and this business is currently the sole source of our revenue. All operations conducted by RIGL prior to the acquisition of Telco have been discontinued. Revenues for the three months ended March 31, 2000 were $3,826,077 and for the six months ended March 31, 2000 were $6,123,557. Until other sources of revenue are developed, our total revenues will be directly dependent upon the number of customers subscribing to our preferred listing service.

     Cost of sales for the three months ended March 31, 2000 was $1,653,116 and for the six months ended March 31, 2000 was $2,728,601. Cost of sales is comprised of dilution expenses, direct mailer marketing costs, allowances for bad debt and our billing costs. Dilution expenses include customer credits and any other receivable write-downs. Dilution expenses were approximately $645,000 for the three months ended March 31, 2000 and approximately $1,102,000 for the six months ended March 31, 2000. Direct mailer marketing costs were also a significant component of our costs of sales. These costs were $400,238 for the three months ended March 31, 2000 and $817,164 for the six months ended March 31, 2000.

     Selling expenses, primarily the costs associated with general advertising and market testing of other revenue sources, were approximately $1,000 and $21,000 for the three and six month periods ending March 31, 2000, respectively.

     General and administrative expenses for the three months ended March 31, 2000 were $777,242 and for the six months ended March 31, 2000 were $2,312,101. These costs are primarily related to customer service staffing, which we believe provides better service to our customers. For the three months ended March 31, 2000 our consulting expenses were $217,666 and $762,462 for the six months ended March 31, 2000. These expenses were primarily a result of the issuance of common stock by prior management as consideration under several consulting contracts and is not expected to be recurring.

     Interest expense net of interest income for the three months ended March 31, 2000 was $187,302 and for the six months ended March 31, 2000 was $336,907. Interest expense was a result of our debt outstanding. This debt outstanding included debt incurred in connection with the acquisition of the URL Yellow-Page.Net and due to an increase in the amount outstanding under our
           ----
credit  facility  with  Finova  Capital  Corporation.

Net income for the three month period ended March 31, 2000 was $1,051,426 or $.03 per diluted share. Net income for the six month period ended March 31, 2000 was $413,911 or $.01 per diluted share.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash used by operating activities for the six months ended March 31, 2000 was $338,062. Revenue was generated solely from providing electronic yellow page preferred listing advertising. Cash from operating activities for the six month period ended March 31, 2000 was utilized by an increase in our accounts receivable ($1,706,357) and in prepaid assets ($116,231) and by decreases in accrued liabilities ($195,226) and deferred revenue ($81,190). Cash in the six month period ended March 31, 2000 was generated by decreases in customer acquisition costs ($147,588), other receivables ($77,182) and prepaid and other assets ($31,638) and by an increase in our trade accounts payable ($16,469).

Cash  used  by  investing activities was $156,594 for the six months ended March
31, 2000. We purchased additional computer equipment of approximately $68,000 and performed tenant leasehold improvements of approximately $88,000 in the six months ended March 31, 2000.

     Cash provided from financing activities was $346,983 for six months ended March 31, 2000. For the six months ended March 31, 2000, we realized cash of $897,648 from advances on our line of credit and utilized $550,665 to pay notes payable. The $550,665 represents the total payments made to reduce the principal balances of the outstanding notes.

     We have an existing asset-based collateralized line of credit with Finova Capital Corporation. As a result of certain technical defaults under the terms of the loan agreement, which occurred under prior management, Finova exercised its right to terminate the agreement. We have entered into letter agreements whereby Finova has agreed to forbear the exercise any of its available remedies through January 4, 2000. Our line of credit has been reduced to $1,400,000 for the period of November 6, 2000 through December 5, 2000 and to $1,200,000 thereafter. Management is seeking other potential lenders that specialize in financing businesses utilizing LEC billings. We do not anticipate these changes to have an adverse affect on our ability to continue operating at our current levels.

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

     We are delinquent in our filings under the Securities Exchange Act of 1934 ("Exchange Act"). Our most recent filing was the December 31, 1999 Form 10-QSB. While trading of our stock has occurred during the periods before and after this filing, sales under Rule 144 are not allowed until our filings are current. It is management's intent to complete all past due filings and to cause all required filings to be timely made in the future. Management also intends to take actions to cause YP.Net's common stock to be relisted on the OTC Bulletin Board as soon as possible. It is not possible to determine the effect, if any, on the actions of current of former shareholders of bringing current the required Exchange Act filings, and the financial statements and disclosures contained therein.

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

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-KSB which is incorporated by reference in this Form 10-QSB.

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC, including the Form 10-KSB, may be accessed at the SEC's Web site, www.sec.gov.
                        ------------

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

ITEM  2.  CHANGES  IN  SECURITIES

     In January prior management issued 845,049 common shares to the Hudson Consulting Group. We are presently in litigation attempting to recover these shares, in addition to other shares, and have not recorded this transaction based upon the pending litigation. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     In January 2000, a former officer, Peter DeKray, exercised options to acquire 16,667 shares of common stock at $1.00 per share. The value of these shares was recorded as $24,984. The shares were issued in reliance on the exemption from registrations provided by Section 4(2) of the Securities Act.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

27.1      Financial  Data  Schedule


REPORTS  ON  FORM  8-K

     Three reports on Form 8-K were filed in the fiscal quarter ended March 31, 2000. These reports are as follows:

     Form 8-K filed on February 23, 2000 announced that the Board of Directors had been increased to seven members, that six new members had been appointed to fill vacancies and that certain Board committees had been established. This
Form 8-K also disclosed certain misstatements that were presented in the financial statements included in the Form 10-QSB for the quarter ended June 30, 1999.

     Form 8-K filed March 15, 2000 announced the dismissal of McGladry & Pullen LLP as the independent auditors of YP.Net.

     Form 8-K filed on March 29, 2000 included as an exhibit the correspondence received from McGladry & Pullen LLP regarding its disagreements with the statements set forth in the Form 8-K filed on March 15, 2000. This Form 8-K also included management's responses to the disagreements set forth in McGladrey & Pullen LLP's letter.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                                YP.NET,  INC.




Dated:  November  _____,  2000              By  /s/  Angelo  Tullo
                                            ------------------------------------
                                            Angelo Tullo, Chairman of the Board