Form 10QSB
period 2000-06-30
YP NET INC
filed 2001-01-12
CIK 1045742

FILER:

COMPANY  DATA:
--------------

COMPANY  CONFORMED  NAME:               YP.NET,  INC.
CENTRAL  INDEX  KEY:                    0000875711
STANDARD INDUSTRIAL CLASSIFICATION:     INTERNET  ADVERTISING
IRS  NUMBER:                            85-0206668
STATE  OF  INCORPORATION:               NEVADA
FISCAL  YEAR  END:                      930

FILING  VALUES:
---------------

FORM  TYPE:                             10-QSB
SEC  ACT:
SEC  FILE  NUMBER:                      00-24217
FILM  NUMBER:

BUSINESS  ADDRESS:
------------------

STREET  1:                              4840 EAST JASMINE STREET, SUITE 105
CITY:                                   MESA
STATE:                                  AZ
ZIP:                                    85205
BUSINESS  PHONE:                        480-654-9646

MAIL  ADDRESS:
--------------

STREET  1:                              4840 EAST JASMINE STREET, SUITE 105
CITY:                                   MESA
STATE:                                  AZ
ZIP:                                    85205

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              ____________________

                                   FORM 10-QSB
                              ____________________

          (Mark  One)
          [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

          For  the  quarterly  period  ended June 30, 2000

          [_]  Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act

          For the transition period from _____________ to _______________

                              ____________________

                         Commission File Number 0-24217
                              ____________________

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

Yes               No      X
    -----------      -----------

     The number of shares of the issuer's common equity outstanding as of December 31, 2000 was 41,450,798 shares of common stock, par value $.001.

             Transitional Small Business Disclosure Format (check one):

Yes               No      X
    -----------      -----------

================================================================================

                                  YP.NET, INC.
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                     PART I
                         FINANCIAL INFORMATION                              PAGE

Item 1. Financial  Statements
          Consolidated  Comparative  Balance  Sheets
               as  of  June  30,  2000  and  September  30,  1999 . . . . . . .2
          Consolidated  Statements  of  Operations
               for the Three Months and Nine Months Ended June 30, 2000 . . . .3
          Consolidated Statements of Cash  Flows
               for the Three Months and Nine Months Ended June 30, 2000 . . . .4
          Notes  to  the  Consolidated  Financial  Statements . . . . . . . . .5

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results  of  Operations . . . . . . . . . . . . . . . . . . . . . . .8

                                     PART II
                                OTHER INFORMATION

Item  1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .12
Item  2.  Changes  in  Securities . . . . . . . . . . . . . . . . . . . . . . 12
Item  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . . 12


                                   SIGNATURES

                                  PART I - FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

                                           YP.NET, INC.
                             CONSOLIDATED COMPARATIVE BALANCE SHEETS
                            AS OF JUNE 30, 2000 and SEPTEMBER 30, 1999

                                              ASSETS

                                                                  JUNE 30, 2000    SEPTEMBER 30,
                                                                                       1999
                                                                   (unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                                      $      124,091   $      255,323
  Accounts Receivable                                                 3,031,082          951,177
  Prepaid Expenses                                                      127,287          138,400
  Other Assets                                                                -           77,182
  Direct Response Marketing - Net                                       565,881          633,900
  Deferred income taxes                                                 209,716           91,172
                                                                 ---------------  ---------------
     TOTAL CURRENT ASSETS                                             4,058,057        2,147,154
                                                                 ---------------  ---------------
PROPERTY AND EQUIPMENT:
  Furniture and Fixtures                                                152,261                -
  Equipment & Computer Equipment                                        239,595          552,731
  Leasehold Improvements                                                317,507                -
LESS: Accumulated Depreciation and Amortization                        (223,822)        (116,833)
     TOTAL PROPERTY AND EQUIPMENT                                       485,541          435,898
                                                                 ---------------  ---------------
OTHER ASSETS:
  Intangible Assets                                                   5,010,000        5,010,000
  Deposits                                                               13,287           13,287
LESS: Accumulated Amortization                                         (517,083)        (159,166)
                                                                 ---------------  ---------------
     TOTAL OTHER ASSETS                                               4,506,204        4,864,121
                                                                 ---------------  ---------------
     TOTAL ASSETS                                                     9,049,803        7,447,173
                                                                 ---------------  ---------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade Accounts Payable                                                 57,597           55,000
  Income Taxes Payable                                                  331,292          260,427
  Accrued Expenses                                                      169,355          772,120
  Finova Line-Of-Credit - Note 1                                      1,778,331                -
  Short-Term Notes Payable - Note 2                                     900,000        4,808,865
                                                                 ---------------  ---------------
     TOTAL CURRENT LIABILITIES                                        3,236,575        5,896,412
                                                                 ---------------  ---------------
LONG-TERM LIABILITIES:
  Long-Term Notes Payables - Note 3                                   1,899,489            7,241
  Deferred income taxes                                                  18,050           70,865
                                                                 ---------------  ---------------
     TOTAL LONG-TERM LIABILITIES                                      1,917,539           78,106
                                                                 ---------------  ---------------
     TOTAL LIABILITIES                                                5,154,114        5,974,518
                                                                 ---------------  ---------------
STOCKHOLDER' EQUITY:
  Common Stock $.001 par value, 50,000,000 shares                        41,452           39,157
    41,450,798 and 39,156,853 issued and outstanding
    For June 30, 2000 and September 30, 1999
  Additional Paid In Capital                                          5,769,112          892,538
  Treasury Stock                                                        (69,822)         (69,822)
  Preferred Stock - Class B. $.001 par value                              1,500            1,700
    2,500,000 shares designated 1,500,000 and 1,700,000 issued and outstanding for June 30, 2000 and September 30, 1999.
  Retained Deficit                                                   (1,846,554)      (3,390,918)
                                                                 ---------------  ---------------
     TOTAL STOCKHOLDERS' EQUITY                                       3,895,688        1,472,655
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    9,049,803   $    7,447,173
                                                                 ---------------  ---------------

       See the accompanying notes to these unaudited financial statements

                                    YP.NET, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000


                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                              JUNE 30, 2000         JUNE 30, 2000
                                           --------------------  -------------------
                                                          (unaudited)
INCOME
   Revenue                                 $         4,247,263   $       10,370,820

COST OF SALES                                        2,238,838            4,967,438
                                           --------------------  -------------------
GROSS PROFIT                                         2,008,425            5,403,382
                                           --------------------  -------------------

   SELLING EXPENSES                                      2,149               22,931

   GENERAL AND ADMINISTRATIVE                          629,267            2,941,367

   DEPRECIATION AND AMORTIZATION                       154,930              466,185
                                           --------------------  -------------------
      TOTAL EXPENSES                                   786,346            3,430,483
                                           --------------------  -------------------

      EARNINGS FROM OPERATIONS                       1,222,080            1,972,898
                                           --------------------  -------------------

OTHER INCOME (EXPENSE)
   Other Income                                         10,270               45,518
   Interest Income/(Expense)                          (199,541)            (571,695)
                                           --------------------  -------------------
      TOTAL OTHER INCOME                              (189,271)            (526,178)
                                           --------------------  -------------------

   Net Income Before Income Taxes                    1,032,809            1,446,721

   Provisions for Income Taxes                             -0-             (100,494)
                                           --------------------  -------------------

   NET INCOME                              $         1,032,809   $        1,547,215
                                           ====================  ===================

      EARNINGS PER SHARE:

      Basic Earnings Per Share             $              0.03   $             0.04
                                           ====================  ===================

WEIGHTED AVERAGE NUMBER OF COMMON                   40,986,354           40,516,876
                                           ====================  ===================
      SHARES OUTSTANDING

      Diluted Earnings Per Share           $              0.03   $             0.04
                                           ====================  ===================

WEIGHTED AVERAGE NUMBER OF COMMON                   40,986,354           40,516,876
                                           ====================  ===================
AND COMMON SHARE EQUIVALENTS OUTSTANDING

       See the accompanying notes to these unaudited financial statements

                                              YP.NET, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000


                                                                        THREE MONTHS      NINE MONTHS
                                                                            ENDED            ENDED
                                                                        JUNE 30, 2000    JUNE 30, 2000
                                                                       ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                                             (unaudited)
    Net Income                                                         $    1,032,809   $    1,547,215
    Adjustments to reconcile net income to net cash used by operating activities.
      Depreciation and amortization                                            37,014         108,268,
      Consultants & Officers paid with common stock                           115,500          878,669
      Amortization of intellectual property                                   117,917          357,917
      Income tax benefit                                                           --         (100,494)

    (Increase) decrease in assets
      Trade accounts receivable                                              (373,548)      (2,079,905)
      Customer acquisition costs                                              (79,569)          68,019
      Other receivables                                                            --           77,182
      Prepaid and other current assets                                         30,550          (85,681)
      Other assets                                                                 --           31,368

    Increase (decrease) in liabilities
      Trade accounts payable                                                   18,444           34,913
      Accrued liabilities                                                    (339,402)        (534,628)
      Deferred revenue                                                              -          (81,190)
                                                                       ---------------  ---------------
          NET CASH PROVIDED IN OPERATING                                      559,715          221,654
          ACTIVITIES

  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                       (30,037)        (186,631)
                                                                       ---------------  ---------------
          NET CASH USED BY INVESTING ACTIVITIES                               (30,037)        (186,631)

  CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from line of                                                      87,275          984,923
    credit
    Principal repayments on notes payable                                    (600,512)      (1,151,178)
                                                                       ---------------  ---------------
    Proceeds from the issuance of common stock
          NET CASH USED BY FINANCING ACTIVITIES                              (513,237)        (166,255)

      NET INCREASE (DECREASE) IN CASH                                          16,441         (131,232)

        CASH AT BEGINNING OF PERIOD                                           107,650          255,323
                                                                       ---------------  ---------------
              CASH AT END OF PERIOD                                    $      124,091   $      124,091
                                                                       ===============  ===============
  SUPPLEMENTAL CASH FLOW INFORMATION

    Interest paid                                                              66,290          118,887

       See the accompanying notes to these unaudited financial statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  AND  NINE  MONTHS  ENDED  JUNE  30,  2000

1.  Basis  of  Presentation

The accompanying unaudited financial statements represent the consolidated financial position of YP.Net, Inc. ("Company") as of June 30, 2000 and include results of operations of the Company and Telco Billing, Inc. ("Telco"), its wholly owned subsidiary, and cash flows for the three and nine months ended June 30, 2000. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three and nine month periods ended June 30, 2000 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 1999, including specifically the financial statements and notes to such financial statements contained therein.

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

Net  Earnings  Per  Share
-------------------------

Net earnings per share are calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. This may affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.  Business  Combination

On June 16, 1999, the Company exchanged 17,000,000 shares of common stock for all of the common stock of Telco. Prior to the acquisition, the Company had not yet commenced material operations. For financial accounting purposes, the acquisition was accounted for as a reverse merger and was treated as a recapitalization with Telco as the acquirer. The accompanying financial statements present the historical cost bases of assets and liabilities and results of operations of Telco. After the merger, the Company ceased its previous operations and abandoned assets related to those operations. The remaining Company assets are recorded at their historical cost. The recapitalization of Telco reflects the book value of the net assets of RIGL as of the date of the merger as of June 16, 1999 of $1,722,563.

4.  Intangible  Asset

In connection with the Company's acquisition of Telco, the Company is required to provide payment of licensing fees for the use of the Internet domain name or Universal Resource Locator ("URL") Yellow-Page.Net. The URL is recorded at its
                                    ---------------
cost net of accumulated amortization. Management believes that the Company's business is dependent on its ability to utilize this URL given the recognition of the "yellow page" term. Management believes that the current revenue and cash flow generated using the URL Yellow-Page.Net substantiates the net book
                                      ---------------
value of the asset. The Company will periodically analyze the net book value of this asset and determine if impairment has incurred. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement.

5.  Notes  Payable  and  Line  of  Credit

Notes payables are recorded and interest is accrued in accordance with the individual terms of each note. Notes payable at June 30, 2000 were as follows:

Note  1:  The  Company entered into an agreement with Finova Capital Corporation
-------
for a $3,000,000 revolving line of credit with interest payable at the prime rate plus three percent. The amount available to be drawn under the facility is limited to 80% of eligible account receivable. At June 30, 2000 the credit facility had an outstanding balance of $1,778,331. Assets of the Company, specifically accounts receivables, collateralize the credit facility. The credit facility expired on August 31, 2003, and the institution may withdraw the line with a notification within 90 days. The Company has executed three forbearance agreements one dated August 15, 2000, November 3, 2000 and January 3, 2001. The January 3, 2001 forbearance reduced the credit facility from $3,000,000 to $1,000,000 and the available and eligible accounts receivables may be drawn at a 50% limit. This existing forbearance expires February 3, 2001

Note  2:  The  Company  entered into a loan agreement with Mr. Joseph Van Sickle
-------
during the acquisition of Telco under which Mr. Van Sickle lent $2,000,000 to the Company. At June 30, 2000 this note payable had an outstanding balance of $900,000. Mr. Van Sickle is a shareholder of the Company and owns approximately one percent of the Company's outstanding stock. Mr. Van Sickle is not a member of management and currently has no position on the Board of Directors of the Company.

Note  3:  The Company entered into an agreement with Matthew & Markson, Ltd., an
-------
Antigua corporation ("M&M"), in conjunction with the acquisition of Telco for the license of the URL Yellow-Page.Net. The Company agreed to pay M&M
-                           ---------------
$5,000,000 for the licensing agreement of the URL Yellow-Page.Net.   At June 30,
-                                                 ---------------
2000 the M&M note payable had an outstanding balance of $1,899,489. M&M owns approximately 18% of the Company's outstanding stock.

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

OVERVIEW

     We provide Internet-based yellow page listing services on our Yellow-Page.Net and yp.net Web sites. We acquired Telco Billing, Inc. in June
---------------       ------
1999, and because of this acquisition changed our primary business focus to become an electronic yellow page listing service. Our Web sites serve as a search engine for yellow page listings in the United States and Canada. We charge our customers for a preferred listing of their businesses on searches conducted by consumers through our Web sites.

     With the acquisition of Telco, we discontinued our prior operations in the multi-media software and medical billing and practice management areas. We completed closing down our operations in these areas in the prior fiscal quarters ended December 31, 1999. We anticipate continued operations in our Internet yellow page listings business and in other Internet-based product areas. We have experienced continued increases in competition in the electronic yellow page market, and continue to seek joint venture and investment acquisition opportunities to potentially lessen the effects of competition in the electronic yellow page markets.

     We utilized direct mailings as our primary marketing program. We have not sent out direct mailers nor solicited business customers since June 2000. We have experience some attrition in our customer base since June 2000, however, we have implemented a customer contact programs that has assisted us in maintaining our customer base and growing out customer base without the solicitation of direct mailing marketing efforts. We are intending to send out direct mailers in the next 60 days. At October 1, 1999, we had 103,133 customers subscribing to our services. At December 31, 1999, we had 114,409, at March 30, 2000, we had 129,457 customers, and at June 30, 2000 we had 143,292 customers. We believe the increase in our customer base for these periods was primarily a result of our marketing efforts. In March 2000, we implemented a customer contact program to attempt to increase our customer satisfaction and decrease customer attrition. This program has and will continue to provide decrease in attrition and better customer satisfaction.


     Expenditures related to professional and consulting fees were significant in the three and nine months periods ended June 30, 2000. Existing management believes that these expenditures will not be as significant in future periods. Management is actively pursuing rescission and cancellation of certain common and preferred stock that was previously issued for services. Management has presently entered into a written offer to settle this dispute and the return of approximately 66% of the disputed shares. If offers to settle are negated, legal action regarding the disputed shares may adversely affect our future earnings due to costs of potential litigation. If we are successful in canceling some or all of these shares, our total outstanding shares will decrease which will positively affect our per share operating results in the future.

     On March 13, 2000, management entered into an engagement with King, Weber & Associates, P.C. ("K&W") to conduct the audit of our financial statements for the fiscal year ended September 30, 1999. K&W estimated the cost to prepare the fiscal year end audit to be from $75,000 to $100,000 with an estimated completion date of August 2000. K&W subsequently issued the audited financial statements on August 24, 2000 within the budgeted fees.

     Common stock has been issued to the members of the new Board of Directors for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. The expense for that consideration is stated at 90% of the trading value of the shares to reflect a discount for the regulatory restrictions on trading of those shares. During the three months ended June 30, 2000, 550,000 common shares were issued to the new Board members. Prior management also issued 845,049 common shares to the Hudson Consulting Group, Inc. in the nine months ended June 30, 2000. We did not record any expenses associated with this issuance of the Hudson Consulting Group, Inc. because we are presently in litigation related to the consideration for the issuance. We are seeking the rescission of these and other common shares issued to the Hudson Consulting Group, Inc. by prior management. We have made and have received a settlement offer regarding these disputed shares.

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

     The acquisition of Telco was treated as a reverse merger for financial accounting purposes. Consequently, Telco was deemed the acquiring entity. For financial accounting purposes, Telco was considered to have engaged in a recapitalization and acquired the net assets of RIGL as of June 1999. Financial statements of Telco for the nine months ended June 30, 1999 are not included in this Form 10-QSB due to such statements not being available and the financial hardship we would incur to prepared comparative financial statements for the interim period ending June 30, 1999.

RESULTS  OF  OPERATIONS

     With the acquisition of Telco, our business focus shifted to the Internet yellow page services business and this business is currently the sole source of our revenue. All operations conducted by RIGL prior to the acquisition of Telco have been discontinued. Revenues for the three months ended June 30, 2000 were $4,247,263 and for the nine months ended June 30, 2000 were $10,370,820. Until other sources of revenue are developed, our total revenues will be directly dependent upon the number of customers subscribing to our preferred listing service.

     Cost of sales for the three months ended June 30, 2000 was $2,238,838 and for the nine months ended June 30, 2000 was $4,967,439. Cost of sales is comprised of dilution expenses, direct mailer marketing costs, allowances for bad debt and our billing costs. Dilution expenses include customer credits and any other receivable write-downs. Dilution expenses were approximately $1,216,829 for the three months ended June 30, 2000 and approximately $2,398,934 for the nine months ended June 30, 2000. Direct mailer marketing costs were also a significant component of our costs of sales. These costs were $404,152 for the three months ended June 30, 2000 and $1,221,317 for the nine months ended June 30, 2000.

     Selling expenses, primarily the costs associated with general advertising and market testing of other revenue sources, were approximately $1,500 and $5600 for the three and nine month periods ending June 30, 2000, respectively.

     General and administrative expenses for the three months ended June 30, 2000 were $629,267 and for the nine months ended June 30, 2000 were $2,941,367. These costs are primarily related to customer service staffing, which we believe provides better service to our customers. For the three months ended June 30, 2000 our professional fees were $121,724 and $227,923 for the Nine Months ended June 30, 2000. These expenses were primarily a result of hiring a new independent auditor and new law firm to represent the company in litigation issues and SEC compliance issues. For the three months ended June 30, 2000 our consulting expenses were $20,812 and $707,396 for the nine months ended June 30, 2000. The expenses related to the three months ended June 30, 2000 were a result of hiring a consulting firm that specializes in LEC billing accounting to assist the auditors to complete the audited financial statements for September 30, 1999. The expenses related to the nine months ended June 30, 2000, were primarily a result of the issuance of common stock by prior management as consideration under several consulting contracts and is not expected to be recurring.

     Interest expense net of interest income for the three months ended June 30, 2000 was $199,541 and for the nine months ended June 30, 2000 was $571,695. Interest expense was a result of our debt outstanding. This debt outstanding included debt incurred in connection with the acquisition of the URL Yellow-Page.Net and due to an increase in the amount outstanding under our
---------------
credit  facility  with  Finova  Capital  Corporation.

     Net income for the three month period ended June 30, 2000 was $1,032,809 or $.03 per diluted share. Net income for the nine month period ended June 30, 2000 was $1,547,215 or $.04 per diluted share.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash provided by operating activities for the Nine Months ended June 30, 2000 was $221,654. Revenue was generated solely from providing electronic yellow page preferred listing advertising. Cash from operating activities for the nine months ended June 30, 2000 was utilized by an increase in our accounts receivable ($2,079,905) and in prepaid assets ($85,681) and by decreases in accrued liabilities ($534,628) and deferred revenue ($81,190). Cash in the nine months ended June 30, 2000 was generated by decreases in customer acquisition costs ($68,019), other receivables ($77,182), and prepaid and other assets ($31,638), and by increase in our trade accounts payable ($34,913).

     Cash used by investing activities was $186,631 for the nine months ended June 30, 2000. We purchased additional computer equipment of approximately $98,631 and performed tenant leasehold improvements of approximately $88,000 in the nine months ended June 30, 2000.

     Cash used by financing activities was $166,255 for nine months ended June 30, 2000. For the nine months ended June 30, 2000, we realized cash of $984,923 from advances on our line of credit and utilized $1,151,178 to pay notes payable. The $1,151,178 represents the total payments made to reduce the principal balances of the outstanding notes.

     We have an existing asset-based collateralized line of credit with Finova Capital Corporation. Because of certain technical defaults under the terms of the loan agreement, which occurred under prior management, Finova exercised its right to terminate the agreement. We have entered into letter agreements whereby Finova has agreed to forbear the exercise of any of its available remedies through February 3, 2001. Our line of credit has been reduced to $1,400,000 for the period of November 6, 2000 through December 5, 2000 and to $1,200,000 thereafter. Management is seeking other potential lenders that specialize in financing businesses utilizing LEC billings. We do not anticipate these changes to have an adverse affect on our ability to continue operating at our current levels.

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

     We have been delinquent in our filings under the Securities Exchange Act of 1934 ("Exchange Act"). This Form 10-QSB will cause our filings to be current. It is management's intent to complete all past due filings and to cause all required filings to be timely made in the future. While trading of our stock has occurred during the periods before and after this filing, sales under Rule 144 have not been available until now. Management also intends to take actions to cause YP.Net's common stock to be relisted on the OTC Bulletin Board as soon as possible. It is not possible to determine the effect, if any, on the actions of current of former shareholders of bringing current the required Exchange Act filings, and the financial statements and disclosures contained therein.

     We have attempted to keep the public informed through press releases and Form 8-K filings while making a concerted effort to become current with our filings. We are currently unable to determine the materiality of the affect of the prior delinquent filings, if any, or the potential impact any such delinquencies may have on our operations.

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

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC, including the Form 10-KSB, may be accessed at the SEC's Web site, www.sec.gov.
                        ------------

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     YP.Net is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended September 30, 1999.

     We have settled the case YP.Net, Inc vs. Vigil. YP.Net has agreed to pay a settlement offer of $125,000 to the Vigils and the Vigils will deliver to YP.Net the 250,000 shares of common stock of YP.Net. This settlement was agreed to in December, 2000. We have also entered into a settlement offer with Hudson Consulting Group. We have offer to enter into a new agreement with Hudson Consulting Group for newly issued 500,000 shares of common stock of YP.Net, Inc. and Hudson Consulting Group will return 1,900,000 shares of YP.Net's common shares issued to them in fiscal year end September 30, 1999 and three months ended December 31, 1999 by prior management. Final settlement is still pending. No other material developments have occurred in any of these proceedings. The costs associated with these legal proceedings could be significant and could adversely affect the results of our future operations. An unfavorable result in any of these proceedings could also adversely affect our operations.

     On June 26, 2000 the Federal Trade Commission ("FTC") filed a complaint against us and other defendants alleging that YP.Net and other defendants were engaged in deceptive advertising practices and sought preliminary injunctive remedies, including the appointment of a receiver over the business and a freeze on all assets. The alleged deceptive practices related to a check mailer solicitation utilized in our marketing activities. On July 13, 2000, YP.Net and all other defendants entered into a global settlement of the preliminary injunction, resulting in dismissal of the receiver and dissolution of the asset freeze. Subsequently, we have met with the FTC and anticipate a final order in settlement of the matter to be negotiated. The legal fees and litigation related to the allegation of the FTC has adversely affected our profitability and has caused our marketing efforts to be greatly curtailed.


ITEM  2.  CHANGES  IN  SECURITIES

     In June 2000 YP.Net issued 550,000 common shares to the members of the Board of Directors. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

     NONE

REPORTS  ON  FORM  8-K

     Three reports on Form 8-K were filed during the three months ended June 30, 2000. These reports are as follows:

     Form 8-K filed on April 6, 2000 announced the appointment of King, Weber & Associates, P.C. as YP.Net's independent auditors.

     Form 8-K filed on May 22, 2000 disclosed the terms of the loan made to YP.Net by Joseph and Helen Van Sickle.

     Form 8-K/A filed on May 22, 2000 amended the Form 8-K/A filed on March 14, 2000. This Form 8-K/A was filed to included the letter sent by McGladry & Pullen, LLP to YP.Net as a result of their termination as YP.Net's independent auditors.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                         YP.NET,  INC.




Dated:  January _____, 2001              By   /s/  Angelo Tullo
                                           -------------------------------------
                                           Angelo Tullo, Chairman of the Board