Form 10KSB
period 2000-09-30
YP NET INC
filed 2001-01-16
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               (Mark  one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ____________

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                                       ---  ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's  revenues  for  its  most recent fiscal year were $15,836,422.

     The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on December 31, 2000 was approximately $8,704,667.

     The number of shares outstanding of the registrant's classes of common stock, as of December 31, 2000 was 41,450,798.

     Documents incorporated by reference: Portions of the registrant's Proxy Statement to be filed with the Commission in connection with registrant's annual meeting to be held May 1, 2001 are incorporated by reference in Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one):  Yes   No X .
                                                                    ---  ---

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

     Our forward-looking statements reflect only our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made. Our actual results may differ materially from such statements. Factors that may cause or contribute to such differences include, but are not limited to, those discussed in "Description of Business and Factors Affecting Future Performance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as elsewhere in this report and in the exhibits incorporated by reference.

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

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

     We are in the business of providing Internet-based yellow page listing services on our Yellow-Page.Net and yp.net Web sites. Our Web sites serve as a
                 ---------------     ------
search engine for yellow page listings in the United States and Canada. We charge our customers for a "preferred" listing of their businesses on searches conducted by consumers through our Web sites. We currently have approximately 117,732 preferred listing customers subscribing on a monthly basis.

     We were originally incorporated in Nevada in 1996 as Renaissance Center, Inc. Our Articles of Incorporation were restated in July, 1997 and our name was changed to Renaissance International Group, Ltd. Our name was later changed to RIGL Corporation effective July, 1998. Our prior business involved the development of software to integrate digital multi-media equipment and components and later changed to focus on the development of software for the medial billing and practice management industry. None of these activities progressed beyond the developmental stage. In June, 1999, we acquired Telco Billing, Inc. and commenced our current operations through this entity.

     From August through December, 1999, we abandoned all subsidiaries previously involved in the multi-media software and medical billing and practice management areas. With the acquisition of Telco, our business focus shifted to the Internet yellow page services business and this business is currently our sole source of revenue. In October, 1999 we amended our Articles of Incorporation to change our corporate name to YP.Net, Inc. to better identify our company with our business focus. Telco is operated as a wholly owned subsidiary of YP.Net.

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

     We currently derive all of our revenue from selling preferred listings in the search results on our Web sites. A preferred listing is displayed at the beginning of search results obtained by users in response to their specific queries. A preferred listing is enhanced on the display of search results and includes a "mini-Web page" listing where the preferred lister can utilize up to 40 words to advertise and provide additional information regarding its business. A preferred listing customer can also link its own Web page to the search results identifying the preferred lister. We are also developing banner advertisements and outside marketing efforts as an additional revenue source. We are also developing additional revenue through logo advertisements on our direct mailer to expand services to our customers.

TECHNOLOGY  AND  INFRASTRUCTURE

     We believe that one of our principal strengths is our internally developed technology, which we have designed specifically for handling our Internet-based data. Our technology architecture features specially designed capabilities to enhance performance, reliability and scalability of our listing data. These features consist of multiple proprietary software modules and processes that support the core internal functions of operations. The technologies include Customer Service Applications, Billing Applications, LEC Filtering Processes and Database Management.

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

     In  order  to  broaden  Yellow-Page.Net's  user  base  we  have established
                             ---------------
cross-linking relationships with operators of commercial Web sites and Internet access providers. We have over 400 affiliated Web sites that link to Yellow-Page.Net. We believe these arrangements are important to the promotion
---------------
of  Yellow-Page.Net,  particularly  among  new  Web  users  that  may access the
    ---------------
Internet through these other Web sites. These co-promotional arrangements typically are terminable at will. We also utilize Fax4free.com in a
                                                          ------------
co-promotional effort to provide services to our Web site users to allow these users to receive and send unlimited facsimiles, and receive voicemail on e-mail at no charge.

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

     Our Preliminary Injunction signed with The Federal Trade Commission ("FTC") in July of 2000 allowed us to continue to solicit for new customers using our direct marketing piece with a few modifications. Management decided to delay any future direct marketing efforts until a final order has been agreed to by the FTC and YP.Net, Inc. Management reserves its right to change its decision not to continue its direct marketing efforts if it appears that the negotiations with the FTC become protracted and or dilution becomes a serious force affecting the company's customer base. Essentially the company has performed no direct marketing from June 1999 to the present We have been in negotiation with the FTC during this time and management believes it is possible to conclude a final order with in the next 60 days. During the fiscal period ending September 30, 2000 ("Fiscal 2000") we have been able to maintain our customer base with some dilution and attrition by developing a customer contact marketing strategy. We have been contacting our customers to update their web site and description of their business. Through these efforts we have been able to maintain our customer base with out the direct mail advertising efforts.

     We intend to increase market share in our current markets through strategic acquisitions providing value-added services to our core business as well as other marketing campaigns. We are not presently a party to any acquisition agreement. We intend to develop marketing strategies to increase credibility and visibility of our Web page service to targeted markets. We also intend to promote value-added services and product areas. Our future success will depend on our ability to continue to integrate and distribute information services of broad appeal. Our ability to maintain and to build new relationships with content providers will be critical to the success of our business. These relationships and strategic acquisitions will in addition to bringing increased revenue will , management believes, lower dilution by creating a source for businesses to find the services they need. Our preferred customers will be able to obtain services at discounted prices as a consequence of their listing with us.

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

REGULATION

     The Federal Trade Commission has aggressively pursued what it perceives as deceptive practices related to direct mailer and other promotions involving the Internet and/or LEC billing type practices. We have been involved in a significant Federal Trade Commission enforcement action regarding these matters. See "Legal Proceedings" below.

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

EMPLOYEES

     At December 31, 2000, we employed 19 full time personnel, including five software developers, eight customer service representatives, two marketing personnel, and four administrative personnel. Our employees are not covered by any collective bargaining agreements.

FACTORS  AFFECTING  FUTURE  PERFORMANCE

     YP.Net  Gross Margins May Decline Over Time:  We expects that gross margins
     --------------------------------------------
may be adversely affected and YP.Net has determined that profit margins from the electronic yellow pages offerings that it has profited from in the past, has fluctuated. We have experienced a decrease in revenues from the Local Exchange Carriers (LEC) from the effects of the Competitive Local Exchange Carriers
(CLEC) that are participating in providing local telephone services to customers. YP.Net has begun to correct this problem and we are implementing data filters to reduce the effects of the CLEC's. We have also sought other billing methods to reduce the adverse effects of the CLEC billings. These other billing methods may be cheaper or more expensive than our current LEC billing and the company has not yet determined if they will be less or more effective. YP.Net continues to look for profitable Internet opportunities; however there is no assurances that this can be done, and presently we have no acquisitions in progress.

     YP.Net  Dependence  on  Key Personnel:  YP.Net performance is substantially
     --------------------------------------
dependant on the performance of its executive officers and other key employees and its ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of services of any executive officers or key employees could have a material adverse effect on its business, results of operations or financial condition. Competition for talented personnel is intense, and there can be no assurance that we will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.

     Since  our Growth Rate may slow, operating results for a Particular Quarter
     ---------------------------------------------------------------------------
are  difficult  to predict: We expect that in the future, our net sales may grow
---------------------------
at a slower rate than experienced in previous periods and that on a quarter-to-quarter basis. This may be a direct cause of the projected changes to our direct marketing pieces as well as the fact that the company has not be performing its direct marketing at this time (SEE MARKETING). As a consequence, operating results for a particular quarter are extremely difficult to predict. Our ability to meet financial expectations could be hampered if we are unable to correct the billing through the CLEC markets seen in fourth quarters reoccurs in future periods. In addition, in response to customer demand, we continue to attempt develop new products to reduce our customer attrition ratios.

     We  Expect  to  make  Future  Acquisitions where Advisable and Acquisitions
     ---------------------------------------------------------------------------
involve  Numerous  Risks:  The  Internet  business is highly competitive, and as
-------------------------
such, our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we have addressed and will continue to address the need to develop new products is through acquisitions of other companies. Acquisitions involve numerous risks, including the following:- Difficulties in integrating the operations, technologies, and products of the acquired companies; - The risk of diverting management's attention from normal daily operations of the business;- Risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;- Insufficient revenues to offset increased expenses associated with acquisitions; and- The potential loss of key employees of the acquired companies. Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. We must also manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we made could harm our business and operating results in a material way.

ITEM  2.     DESCRIPTION  OF  PROPERTY

     Our corporate offices are located in Mesa, Arizona. We lease a 16,772 square foot facility for annual cost of approximately $120,000 on a long-term operating lease through June 2003. As part of the consideration related to our license of the Yellow-Page.Net URL, we sublease approximately 8,000 square feet
                ---------------
of leased space to Business Executive Services, Inc. through August 2003 for $1.00 per year annual rent. See "Certain Relationships and Related Transactions."

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

     On July 13, 2000, YP.Net entered into a negotiated settlement of the matter with the FTC. Under the terms of a stipulated preliminary order, YP.Net specifically denied that any of its practices with respect to the direct mailer were deceptive or otherwise in violation of applicable law. The stipulated preliminary order specified that the settlement agreement with the FTC was not an admission of violation of any applicable law or rule or that any allegation made by the FTC was true. YP.Net and the FTC agreed to certain modifications of the mailer and related marketing program, and the FTC agreed that the modified mailer and program would not be considered by their agency to be deceptive. Upon hearing on July 13, 2000, the District Court approved the stipulated preliminary order. YP.Net anticipates that it will enter into a stipulated final consent decree upon acceptable terms.

     A Women's Place. In August, 1999, we filed a lawsuit in Superior Court of Coconino County, Arizona against Holly K. Virgil, M.D., P.C. dba A Women's Place. Prior management had negotiated an agreement to provide this medical practice with management services and thereafter advanced interim funding. To current management's knowledge no services contract was entered into. We are seeking damages of approximately $235,000 for recovery of advances. The defendant has counter-claimed for breach of contract and has claimed unspecified damages. In December, 2000 we agreed in principal to settle the case for 5 payments of $25,000 per month starting January, 2001 and Holly K. Vigil would return and deliver 220,000 shares of YP.Net common stock. The stock will be treated as treasury stock for YP.Net.

     Hudson Consulting Group. We are a party to an interpleader action filed by American Registrar Transfer Agent, our stock transfer agent, in the Third Judicial Court for Salt Lake County, Utah. The suit names Bruce M. Pritchett, Hudson Consulting Group, Inc., Montana Capital International, Ltd. and Moore & Elrod, Inc., as well as YP.Net as defendants. The Company under prior management and directors, in the course of pursuing equity financing, engaged the services of The Hudson Consulting Group, AK Elrod, and Allen Wolfson et al in the State of Utah. The Company later became aware of certain legal issues pertaining to The Hudson Consulting Group and some of its principals. The Company believes the shares were improperly issued for no valid consideration in that the Company claims it received no services as outlined in the agreement. Current management ordered a "stop transfer" on the shares. Upon the transfer agent refusing the transfer, The Hudson Consulting Group and its transferees threatened litigation. The transfer agent filed an interpleader action and tendered the shares to the court to determine ownership. The Company is seeking return of the outstanding 2,000,000 shares of the common stock. The Company has made an offer to settle the disagreement by having the other parties return the approximately 2,000,000 shares and having the Company reissue 500,000 shares. The other parties responded by stating that they would agree to return 500,000 shares. The Company believes that it is likely that this matter will be litigated but believes that the likelihood of a favorable decision is high. If the dispute is not settled in the Company's favor, the resulting expense would be determined on the basis of the stock price at the time of the settlement. Due to the uncertainty of this matter, and the opinion of Company counsel that the Company will settle for a return of a substantial number of disputed shares.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the shareholders during the fourth fiscal quarter covered by this Form 10-KSB.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

OUR  COMMON  STOCK

     Our common stock is traded in the over-the-counter market under the symbol "YPNT." Our symbol had been "RIGL" prior to October, 1999. Prior to March 23, 2000 our common stock was traded on the OTC Bulletin Board, but was delisted due to failure to timely file required reports under the Exchange Act, including this Form 10-KSB. We anticipate that our common stock will be relisted on the OTC Bulletin Board when all listing criteria has been satisfied.

     The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the OTC Bulletin Board for the periods prior to March 23, 2000 and by the National Quotation Bureau for the periods on and after March 23, 2000. The quotations represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

     FISCAL YEAR     QUARTER ENDED     HIGH      LOW
     -----------     -------------     ----      ---
     1999     December 31, 1998       $0.50     $0.50
              March  31,  1999        $1.19     $1.00
              June  30,  1999         $1.50     $1.50
              September 30, 1999      $1.06     $1.00
     2000     December 31, 1999       $ .24     $ .21
              March  31,  2000        $ .52     $ .25
              June  30,  2000         $ .35     $ .30
              September 30, 2000      $ .50     $ .32

     On September 30, 2000 there were approximately 604 shareholders of record of our common stock. The transfer agent for our common stock is American Registrar Transfer Agent in Salt Lake City, Utah.

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

SALES  OF  UNREGISTERED  SECURITIES

     During the three month period ended September 30, 2000, there no YP.Net shares issued.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this report are forward-looking statements that involve risks and uncertainties. Several factors could cause actual results to differ materially from those described in such forward-looking statements. These include our ability to manage growth, involvement in litigation, competition in the advertising market, ongoing contractual relationships, dependence upon key personnel, changes in customer attrition and the adoption of new, or changes in, accounting policies or practices and estimates and the application of such policies, practices and estimates, and federal and state governmental regulation, specifically in the areas of Internet advertising products and services.

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

     With the acquisition of Telco, we discontinued our prior operations in the multi-media software and medical billing and practice management areas. We completed closing down our operations in these areas in the fiscal quarter ended December 31, 1999. We anticipate continued operations in our Internet yellow page listings business and in other Internet-based product areas. We have experienced continued increases in competition in the electronic yellow page market, and continue to seek joint venture and investment acquisition opportunities to potentially lessen the effects of competition in the electronic yellow page markets.

     From March 1999 to February 2000, all former officers resigned or were removed. During this same period, all but one of the former directors resigned. On February 3, 2000 a new Board of Directors was constituted. The current Board members are Angelo Tullo, Walter Vogel, Daniel L. Coury, Sr., Wallace Olsen, Jr., DeVal Johnson, Gregory B. Crane and Harold A. Roberts. This change was initiated in part by changes in core business endeavors and strategies resulting from the acquisition of Telco and our focus on the Internet electronic yellow page advertising business and due to a lack of confidence in former management's ability to successfully operate this business.

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

FISCAL  2000  OPERATIONS

     We utilized direct mailings as our primary marketing program. At October 1, 1999, we had 103,133 customers subscribing to our services. Our subscribing customers increased to 114,409 at December 31, 1999, 129,457 at March 31, 2000, 143,292 at June 30, 2000 and 130,592 at September 30, 2000, a 21% increase for the fiscal year. We believe the increase in our customer base for these periods was primarily a result of our marketing efforts. The FTC filed a temporary restraining order on YP.Net and 12 days later the order was lifted and we began our negotiations with the FTC to settle the matter. The FTC did not ban us from sending any direct mail solicitations however, it was managements' decision to not send any new direct mailers to new customers until the mail solicitation piece had been reviewed and approved by the FTC. We have been in negotiations on the design and contents of the mailer piece and we anticipate that a final order from the FTC is possible within the next 60 days. In Fiscal 2001 we intend to send out direct mail solicitations designed and approved by the FTC and will continue our marketing efforts and growth of our customer base. In March 2000, we implemented a customer contact program to attempt to increase our customer satisfaction and decrease customer attrition. We believe that this program has and will continue to provide these results. In the upcoming fiscal year we will continue our customer contact program to develop and market new products to our existing customer base.

     Expenditures related to professional and consulting fees were significant in the fiscal year ended September 30, 2000. Existing management believes that these expenditures will not be as significant in future periods. Management is actively pursuing rescission and cancellation of certain common and preferred stock that was previously issued by former management for services. This action may adversely affect our future earnings due to costs of potential litigation that may result from management pursuing recession. However, if we are successful in canceling some or all of these shares, our total outstanding shares will decrease which will positively affect our per share operating results in the future. Management has offered to settle certain of the disputed share issuances with a return for cancellation of 1,500,000 of the class B preferred shares issued to prior management. The return and cancellation of the Hudson Consulting Group etal with full cancellation of 2,000,000 shares of common stock issued by prior management and the issuance of 500,000 shares of common stock in full settlement of the dispute. The return and cancellation of 500,000 of common shares of BJM Consulting and the newly issued 500,000 shares of common stock for new consulting services presently engaged.

     On December 6, 1999, prior management entered into an engagement with McGladry & Pullen, LLP ("M&P") to conduct the audit of our financial statements for the fiscal year ended September 30, 1999. M&P estimated the cost to prepare the fiscal year end audit to be from $75,000 to $150,000 with an estimated completion date of January 28, 2000. We incurred and paid audit fees of $150,000 in the three months ended March 31, 2000 in addition to the $150,000 incurred and paid in the previous three month period. In January 2000, M&P informed management that the estimated cost to complete the audit would be an additional $200,000. In February 2000, after the new Board of Directors was appointed, M&P was dismissed as our auditors. The Board of Directors appointed a new independent auditor, King, Weber & Associates, P.C.

     During the third quarter ended June 30, 2000 and fourth quarter ended September 30, 2000 our expenditures for legal fees were substantially increased for due to the FTC orders and negotiations, and the additional expenditures to become current with the SEC filings that were previously delinquent. Management expects the legal expenditures for those periods to not reoccur.

     During the fiscal year ended September 30, 2000, significant shares of stock were issued to prior officers and consultants for services. The value of those shares was determined based on the trading value of the shares at the dates on which the agreements were made for the services. The expense recorded for that consideration is equal to 90% of the trading value of the shares as a discount for the regulatory restrictions on trading of those shares. During the year ended September 30, 2000, YP.Net issued 1,490,334 shares to consultants and 550,000 shares to current and 253,611 shares to former officers and directors valued at $865,095.

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

RESULTS  OF  OPERATIONS

     The acquisition of Telco was treated as a reverse merger for financial accounting purposes. As a result of being treated as a reverse merger, Telco was deemed to be the acquiring entity. For financial accounting purposes, Telco was considered to have engaged in a recapitalization and acquired the assets of RIGL as of June, 1999. As a result of this treatment, the financial statements for the year ended September 30, 1999 are the historic statements of Telco with the operations of "old" RIGL being included from June, 1999 forward. The financial statements for the fiscal year ended September 30, 2000 include operations of both YP.Net and Telco for the entire period.

Fiscal  Year  End  September  30, 2000 Compared to Fiscal Year End September 30,
1999.

     Revenues for the year ended September 30, 2000 ("Fiscal 2000") increased 84% to $15,836,422 from $8,572,185 during the year ended September 30, 1999 ("Fiscal 1999"). The increase in revenue is principally the result of Telco's operations for the full fiscal period. Prior to the acquisition, no material operations had been commenced.

     Sales and marketing expenses for Fiscal 2000 were $1,619,113 as compared to $3,714,427 for the Fiscal 1999. The increase was principally the result of expended marketing due to the operations of Telco. The marketing expenses are attributed to our direct response marketing, which is our primary source of attracting new customers.

     General and administrative expenses for Fiscal 2000 was $5,392,860 as compared to $1,731,209 for Fiscal 1999. The increase was principally the result of billing fees due to the operations of Telco and the increase in consulting fees, legal fees, and accounting fees. The general expenses are attributed to the additional costs to become current on our SEC filings and substantial legal fees to negotiate with the FTC.

     Interest expense for Fiscal 2000 was $853,761 compared to $410,319 for Fiscal 1999. The increase in interest expense was a result of increased debt due to the acquisition of Telco and the acquisition of the URL Yellow-Page.Net.
                                                                ---------------


At Fiscal 2000 we had unused Federal net operating losses of $3,985,962 available under Internal Revenue Code 382 - change in control rules expiring from 2011 through 2014. The Company has no available net operating loss carryforwards under the separate return limitation year and has unavailable net operating loss carryforwards of $3,985,962. The Company may utilize the unavailable net operating loss carryforwards of $3,985,962 upon generating taxable income in YP.Net, Inc rather than in the company's wholly owned subsidiary Telco Billing, Inc.

At Fiscal 2000 we had unused state net operating losses of $1,931,900 available under the change in control rules expiring 2003. We had no available net operating loss carryforwards under the separate return limitation year and has unavailable net operating loss carryforwards of $1,931,900. We may utilize the unavailable net operating loss carryforwards of $1,931,900 upon generating taxable income in that operating entity.

     Net profits for Fiscal 2000 were $2,847,977, or $.07 per share, compared to losses of $4,363,687, or ($.20) per share for Fiscal 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our cash balance decreased to $219,613 at Fiscal 2000 from a $255,324 at Fiscal 1999. We funded working capital requirements primarily from cash generated from financing activities and utilized cash in operating activities and investing activities and the reduction of debt. We have a credit facility used primarily to finance our receivables.

     Operating Activities. Cash provided by operating activities increased for Fiscal 2000 to $960,303 compared to cash used by operating activities of $691,780 from Fiscal 1999, a 172% increase. The principal source of our operations revenue is from sales of electronic yellow page advertising.

     Investing Activities. Cash used by investing activities was $211,803 for Fiscal 2000 compared to $106,512 for Fiscal 1999. We purchased $211,803 of additional computer equipment to upgrade and replace incompatible equipment for Fiscal 2000 compared to $203,662 for Fiscal 1999. We used $3,000,000 for partial payment of the purchase of the 20-year license right to the URL
Yellow-Page.Net,  the  domain  name  for  our Web site.  We obtained cash in the
---------------
amount  of  $3,124,150,  which  was  utilized  in  the  business  combination.

     Financing Activities. Cash flows used from financing activities were $784,211 in Fiscal 2000 compared to cash flow provided from financing activities of $1,023,364 for Fiscal 1999, a 123% increase. We had cash inflow from the financing arrangements in the amount of $789,241 for Fiscal 2000 compared to $788,306 for Fiscal 1999 and from the sale of common stock of $84,329 for Fiscal 2000 compared to $629,681 for Fiscal 1999. We had cash outflow for notes paid in the amount of $1,657,781 for Fiscal 2000 compared to $394,623 for Fiscal 1999.

     We incurred debt in the acquisition of the license right to the Yellow-Page.Net URL. A total of $4,000,000 was borrowed, $2,000,000 from Joseph
---------------
and Helen VanSickle and $2,000,000 as a carry-back from Matthew & Markson Ltd. Management has dedicated payments in the amount of $100,000 per month for the payment of the VanSickle note. Management has also dedicated payments to the Matthew & Markson note in the amount of $100,000 per month, with the provision that no payment be made if YP.Net has less than 30 days operating capital reserved, or if it is in an uncured default with any of its lenders. A total of 4,500,000 shares were issued to secure these notes and are held in escrow.

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

     YP.Net markets it products primarily through the use of direct mailers to businesses throughout the United States. YP.Net generally pays for these marketing costs when incurred and amortizes the costs of direct-response advertising on a straight-line basis over eight months. The amortization lives are based on estimated attrition rates. During the Fiscal 2000 YP.Net paid $3,206,576 compared to fiscal 1999, YP.Net paid $2,029,575 for direct-response advertising. Management anticipates the outlays for direct-response advertising to remain consistent over the near term.

     YP.Net does not intend to incur significant capital expenditures in the near term.

     Financial Institution Lending Agreements. We have an existing asset-based collateralized line of credit with Finova Capital Corporation. Because of certain technical defaults under the terms of the loan agreement, which occurred under prior management, Finova exercised its right to terminate the agreement. We have entered into letter agreements whereby Finova has agreed to forbear the exercise of any of its available remedies through March 3, 2001. Our line of credit has been reduced to $1,400,000 for the period of November 6, 2000, $1,200,000 for the period of December 5, 2000 and $1,000,000 for the period of February 7, 2001. Management is seeking other potential lenders that specialize in financing businesses utilizing LEC billings. We do not anticipate these changes to have an adverse affect on our ability to continue operating at our current levels.

ITEM  7.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA




                                  YP.NET, INC.


                     CONSOLIDATED FINANCIAL STATEMENTS AS OF
                               SEPTEMBER 30, 2000
                        AND INDEPENDENT AUDITORS' REPORT

YP.NET,  INC.



TABLE OF CONTENTS
-----------------


                                                                            PAGE

INDEPENDENT  AUDITORS'  REPORT                                                19

CONSOLIDATED  FINANCIAL  STATEMENTS:

     Consolidated  Balance  Sheet  at  September  30,  2000                   20

     Consolidated Statements of Operations for the years ended
        September 30, 2000 and September 30, 1999                             21

     Consolidated Statements of Stockholders' Equity for the
          Years ended September 30, 2000 and September 30, 1999            22-23

     Consolidated Statement of Cash Flows for the year ended
          Years ended September 30, 2000 and September 30, 1999               24

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                                25

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Stockholders and Board of Directors of YP.Net, Inc.:

We have audited the accompanying consolidated balance sheet of YP.Net, Inc. as of September 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YP.Net, Inc. as of September 30, 2000, and the consolidated results of its operations and cash flows for each of the two years in the period ended September 30, 2000, in conformity with generally accepted accounting principles.



/s/    MARSHALL  &  WEBER,  CPA's,  PLC
       Scottsdale,  Arizona
       December  20,  2000

YP.NET,  INC.

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000
------------------

ASSETS:
CURRENT ASSETS
   Cash                                                          $  219,613
   Accounts receivable, net of allowance of $1,796,852            3,705,881
   Customer acquisition costs, net of accumulated amortization
     of $2,975,678                                                  230,898
   Prepaid expenses and other assets                                 99,229
   Deferred income taxes                                            771,382
                                                                 -----------
      Total current assets                                        5,027,003

PROPERTY AND EQUIPMENT, net                                         502,708

DEPOSITS                                                             13,287

INTELLECTUAL PROPERTY- URL, net of accumulated
  amortization of $630,833                                        4,379,167

DEFERRED FINANCING COSTS                                             21,250
                                                                 -----------
    TOTAL ASSETS                                                 $9,943,415
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                              $  103,015
   Accrued liabilities                                              328,128
   Line of credit                                                 1,577,547
   Notes payable - current portion                                2,370,019
   Income taxes payable                                             260,427
                                                                 -----------
      Total current liabilities                                   4,639,136

DEFERRED INCOME TAXES                                               105,868

                                                                 -----------
      Total liabilities                                           4,745,004
                                                                 -----------

STOCKHOLDERS' EQUITY:
   Series B preferred stock, $.001 par value, 2,500,000 shares
      designated, 1,500,000 issued                                    1,500
   Common stock, $.001 par value, 50,000,000 shares authorized,
     40,560,464 issued and outstanding                               40,561
   Paid in capital                                                5,769,113
   Treasury stock at cost                                           (69,822)
   Accumulated deficit                                             (542,941)
                                                                 -----------
      Total stockholders' equity                                  5,198,411
                                                                 -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $9,943,415
                                                                 ===========


    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET,  INC.

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
FOR  THE  YEARS  ENDED  SEPTEMBER  30,  2000  AND  SEPTEMBER  30,  1999
-----------------------------------------------------------------------

                                                                      2000          1999
                                                                  ------------  ------------
NET REVENUES                                                      $15,836,422   $ 8,572,185
                                                                  ------------  ------------
OPERATING EXPENSES:
     Cost of services                                               5,234,906     4,760,026
     General and administrative expenses                            5,392,860     1,731,209
     Sales and marketing expenses                                   1,619,113     3,714,427
     Depreciation and amortization                                    616,660       192,469
                                                                  ------------  ------------
         Total operating expenses                                  12,863,539    10,398,131
                                                                  ------------  ------------
OPERATING INCOME/(LOSS)                                             2,972,883    (1,825,946)
                                                                  ------------  ------------

OTHER (INCOME) AND EXPENSES
     Interest expense                                                 853,761       410,319
     Interest income                                                     (802)       (5,401)
     Other Income                                                     (82,846)            -
                                                                  ------------  ------------

     Total other expense                                              770,113       404,918
                                                                  ------------  ------------

INCOME/(LOSS) BEFORE DISCONTINUED
   OPERATIONS AND INCOME TAXES                                      2,202,770    (2,230,864)

INCOME TAX (BENEFIT) PROVISION                                       (645,207)      240,119
                                                                  ------------  ------------

INCOME/(LOSS) FROM CONTINUING OPERATIONS                            2,847,977    (2,470,983)

LOSS FROM DISCONTINUED OPERATIONS
  Loss from operations of medical billing services segment (no
   effect for income taxes)                                                 -      (221,194)
  Loss from abandonment of medical billing services segment (no
   effect for income taxes)                                                 -    (1,671,510)
                                                                  ------------  ------------
       Total                                                                -    (1,892,704)
                                                                  ------------  ------------
NET INCOME/(LOSS)                                                 $ 2,847,977   $(4,363,687)
                                                                  ============  ============

NET INCOME/(LOSS) PER SHARE:
  Basic:
  Continuing operations                                           $      0.07   $     (0.11)
  Discontinued operations                                                   -         (0.09)
                                                                  ------------  ------------
    Total Basic                                                   $      0.07   $     (0.20)
                                                                  ============  ============

Diluted:
 Continuing operations                                            $      0.07   $     (0.11)
 Discontinued operations                                                    -         (0.09)
                                                                  ------------  ------------
    Total Diluted                                                 $      0.07   $     (0.20)
                                                                  ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                            40,120,829    22,223,757
                                                                  ============  ============

  Diluted                                                          40,120,829    22,223,757
                                                                  ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET,  INC.

CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  FOR  THE
YEARS  ENDED  SEPTEMBER  30,  2000  AND  SEPTEMBER  30,  1999
-------------------------------------------------------------

                                         COMMON STOCK        PREFERRED A      TREASURY     PAID-IN    ACCUMULATED
                                       SHARES    AMOUNT    SHARES    AMOUNT     STOCK      CAPITAL      DEFICIT        TOTAL
                                     ----------  -------  ---------  -------  ---------  -----------  ------------  ------------

BALANCE OCTOBER 1, 1998              17,000,000  $17,000          -  $     -  $      -   $        -   $   972,769   $   989,769

  Reverse merger                     14,714,603   14,715                       (69,822)   1,777,670                   1,722,563

  Common stock issued for
    service rendered                  1,694,500    1,695                                  2,143,483                   2,145,178

  Common stock issued for cash          847,750      848                                    627,985                     628,833

  Common stock issued as collateral
    for on note payable               2,000,000    2,000                                     (2,000)                          0

  Common stock placed in escrow
     as collateral on debt            2,500,000    2,500                                     (2,500)                          0

  Employee preferred stock grants                         1,700,000    1,700                 (1,700)                          0

  Conversion of debt                    400,000      400                                    349,600                     350,000

  Net loss                                                                                             (4,363,687)   (4,363,687)
                                     ----------  -------  ---------  -------  ---------  -----------  ------------  ------------
BALANCE
    SEPTEMBER 30, 1999               39,156,853  $39,157  1,700,000  $ 1,700  $(69,822)  $4,892,538   $(3,390,918)  $ 1,472,655

                                    (CONTINUED)


    The accompanying notes are an integral part of these consolidated financial statements

YP.NET,  INC.

CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  FOR  THE
YEARS  ENDED  SEPTEMBER  30,  2000  AND  SEPTEMBER  30,  1999  (CONTINUED)
--------------------------------------------------------------------------


                                             COMMON STOCK         PREFERRED A       TREASURY   PAID-IN     ACCUMULATED
                                           SHARES    AMOUNT     SHARES     AMOUNT     STOCK     CAPITAL      DEFICIT
                                         ----------  -------  ----------  --------  ---------  ----------  ------------
BALANCE OCTOBER 1, 1999                  39,156,853  $39,157  1,700,000   $ 1,700   $(69,822)  $4,892,538  $(3,390,918)

 Common stock issued for
  consulting services                       500,000      500                                      463,450

 Common stock issued for
  exercised options                          53,611       54                                       84,275

 Common stock issued as board of
  directors' fees                           550,000      550                                      114,950

 Common stock issued to former
   officer to convert preferred shares
   and as final compensation settlement     200,000      200   (200,000)     (200)                 89,800

 Common stock issued to settle
   lease agreement                          100,000      100                                      124,100

  Net income                                                                                                 2,847,977
                                         ----------  -------  ----------  --------  ---------  ----------  ------------
BALANCE
  SEPTEMBER 30, 2000                     40,560,464  $40,561  1,500,000   $ 1,500   $(69,822)  $5,769,113  $  (542,941)
                                         ==========  =======  ==========  ========  =========  ==========  ============


                                              TOTAL
                                           ----------
BALANCE OCTOBER 1, 1999                    $1,472,655

 Common stock issued for
  consulting services                          463,950

 Common stock issued for
  exercised options                            84,329

 Common stock issued as board of
  directors' fees                             115,500

 Common stock issued to former
   officer to convert preferred shares
   and as final compensation settlement        89,800

 Common stock issued to settle
   lease agreement                            124,200

  Net income                                2,847,977
                                           ----------
BALANCE
   SEPTEMBER 30, 2000                      $5,198,411
                                           ==========


    The accompanying notes are an integral part of these consolidated financial statements

YP.NET,  INC.

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:                                                    2000          1999
                                                                                     ------------  ------------

  Net income/(loss)                                                                  $ 2,847,977   $(4,363,687)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Loss from discontinued operations                                                            -       221,194
  Loss on abandonment of net assets of discontinued operations                                 -     1,671,510
  Depreciation and amortization                                                          144,993        30,338
  Issuance of common stock as compensation for services                                  669,250     2,146,872
  Loss on disposal of equipment                                                                -        89,319
  Deferred income taxes                                                                 (645,207)      (20,307)
  Conversion of accrued interest to common stock                                               -       100,000
  Provision for Uncollectible Accounts                                                 1,590,840             -
  Amortization of intellectual property                                                  471,667       149,166
  Changes in assets and liabilities (net of business acquisitions and divestures):
    Trade and other accounts receivable                                               (4,345,544)     (124,826)
    Customer acquisition costs                                                           403,002      (264,981)
    Other receivables                                                                     77,182       (32,671)
    Prepaid and other current assets                                                      39,621        (9,616)
    Other assets                                                                               -        49,525
    Accounts payable                                                                      48,014       (71,348)
    Accrued liabilities                                                                 (119,232)      202,118
    Deferred Financing Costs                                                             102,500             -
    Income taxes payable                                                                       -       260,427
    Deferred revenue                                                                    (324,760)      324,760
                                                                                     ------------  ------------
     Cash provided by continuing operations                                              960,303       357,793
     Cash used by discontinued operations                                                      -    (1,049,573)
                                                                                     ------------  ------------
          Net cash  provided/(used) by operating activities                              960,303      (691,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of  equipment                                                               (211,803)     (230,662)
  Purchase of intellectual property                                                            -    (3,000,000)
  Cash acquired in business acquisition                                                        -     3,124,150
                                                                                     ------------  ------------
          Net cash (used in)  investing activities                                      (211,803)     (106,512)
                                                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings on line of credit                                             789,241       788,306
  Principal repayments on notes payable                                               (1,657,781)     (394,623)
  Proceeds from sale of common stock                                                      84,329       629,681
                                                                                     ------------  ------------
          Net cash (used)/provided by financing activities                              (784,211)    1,023,364
                                                                                     ------------  ------------

(DECREASE)/INCREASE IN CASH                                                              (35,711)      225,072

CASH, BEGINNING OF YEAR                                                                  255,324        30,252
                                                                                     ------------  ------------
CASH, END OF YEAR                                                                    $   219,613   $   255,324
                                                                                     ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET,  INC.

FOR  THE  YEARS  ENDED  SEPTEMBER  30,  2000  AND  1999
-------------------------------------------------------


SUPPLEMENTAL  CASH  FLOW  INFORMATION:

                                                             2000       1999
                                                           --------  ----------

       Interest Paid                                       $833,993  $   64,677
                                                           ========  ==========

       Income taxes paid                                   $    -0-  $      -0-
                                                           ========  ==========


SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:


                                                             2000       1999
                                                           --------  ----------

Common stock issued in settlement of lease                 $124,200  $      -0-
                                                           ========  ==========

Conversion of debt to common stock                         $    -0-  $  250,000
                                                           ========  ==========

Note payable issued for purchase of intellectual property  $    -0-  $2,000,000
                                                           ========  ==========

Common stock issued for business acquisition               $    -0-  $1,722,563
                                                           ========  ==========

YP.NET,  INC.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
-----------------------------------------------

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

     Telco was formed in April 1998, to provide advertising and directory listings for businesses on its Internet web site in a "Yellow Page" format.
                                                            -----------
     Telcoprovides those services to its subscribers for a monthly fee. These services are provided primarily to all business throughout the United States. Telco became a wholly owned subsidiary of YP.Net, Inc. after the June 16, 1999 acquisition.

     The accompanying financial statements represent the consolidated financial position and results of operations of the Company and includes the accounts and results of operations of the Company and Telco, its wholly owned subsidiary, for the year ended September 30, 2000. The consolidated results of operations and cash flows for the year ended September 30, 1999 include that of Telco for the year ended September 30, 1999, and YP.Net (formerly
     RIGL) from the June 16, 1999 acquisition date through September 30, 1999.

     At the time that the transaction was agreed to, the Company had 12,567,770 common shares issued and outstanding. As a result of the merger transaction with Telco, there were 29,567,770 common shares outstanding, and the former Telco stockholders held approximately 57% of the Company's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Telco, under the purchase method of accounting, and was treated as a recapitalization with Telco as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the June 16, 1999, acquisition of the Company. The financial statements have been prepared to give retroactive effect to October 1, 1998, of the reverse acquisition completed on June 16, 1999, and represent the operations of Telco. Consistent with reverse acquisition accounting: (i) all of Telco's assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on June 16, 1999.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At September 30, 2000, cash deposits exceeded those insured limits by $110,000.

     Principles of Consolidation:  The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its wholly owned subsidiary, Telco Billing, Inc. All significant inter-company accounts and transactions are eliminated.

     Customer  acquisition  costs represent the direct response  marketing costs
     ----------------------------
     that are incurred as the primary method by which customers subscribe to the Company's services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eight months. The amortization lives are based on estimated attrition rates. The Company capitalized expenditures of $1,177,000 and $1,464,000 during the years ended September 30, 2000 and 1999 respectively. The Company amortized those capitalized amounts at $1,580,000 and $1,237,000 during the years ended September 30, 2000 and 1999 respectively.

     The Company also incurs advertising costs that are not considered direct-response advertising. These other advertising costs are expensed when incurred. These advertising expenses were $30,099 and $168,744 for the years ended September 30, 2000 and 1999 respectively.

     Property  and  equipment is stated at cost less  accumulated  depreciation.
     ------------------------
     Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense was $144,993 and $30,338 for the years ended September 30, 2000 and 1999 respectively.

     Revenue  recognition:  The  Company's  revenue  is  generated  by  customer
     --------------------
     subscriptions of directory and advertising services. Revenue is billed and recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers ("LEC's") that provide local telephone service. Monthly subscription fees are generally included on the telephone bills of the customers. The Company recognizes revenue based on net billings accepted by the LEC's. Due to the periods of time for which adjustments may be reported by the LEC's and the billing companies, the Company estimates and accrues for dilution and fees reported subsequent to year-end for initial billings related to services provided for periods within the fiscal year.

     Revenue for billings to certain customers whom are billed directly by the Company and not through the LEC's, is recognized on the basis of cash received due to poor experience associated with the collection of such billings.

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

     Net loss per share is  calculated  using  the  weighted  average  number of
     ------------------
     shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128 Earnings Per Share.

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

     Impairment of long-lived assets is assessed by the Company for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets' net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

     Recently Issued Accounting Pronouncements: In December 1999, the Securities
     -----------------------------------------
     and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that the Company's revenue recognition policies have complied with the those prescribed in SAB 101 and therefore, the adoption of SAB No. 101 did not have a material effect on the Company's revenues or revenue recognition policy.

3.   ACCOUNTS  RECEIVABLE

     The Company provides billing information to third party billing companies for the majority of its monthly billings. Billings submitted are "filtered" by these billing companies and the LEC's. Net accepted billings are recognized as revenue and accounts receivable. The billing companies remit payments to the Company on the basis of cash ultimately received from the LEC's by those billing companies. The billing companies and LEC's charge fees for their services which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks for the remittances for potentially uncollectible accounts. These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based historical experience and subsequent information received from the billing companies. The Company estimates
     uncollectible   account   balances  and  provides  an  allowance  for  such
     estimates.

     The Company entered into a customer billing service agreement with Integretel, Inc. Integretel provides billing and collection and related services. Determining the net realizable value requires an estimation of both uncollectible receivables or any returns and allowances. The trade receivable due from Integretel at September 30, 2000 was $2,135,486. These receivables have been reduced by an allowance for doubtful accounts of $640,646.

     The Company also entered into a customer billing service agreement with Enhanced Services Billing, Inc. (ESBI). ESBI provides billing and collection and related services very similar to Integretel discussed above. Determining the net realizable value requires an estimation of both uncollectible receivables or any returns and allowances. The trade receivable due from ESBI at September 30, 2000 was $2,944,316 less aggregated amounts for telco fees, and reserve holdbacks based on dilution. This trade receivable has been reduced by an allowance for doubtful accounts of $765,522.

     Trade subscription receivables, which are directly administered and carried by the Company, are valued and reported at net realizable value, the net amount expected to be received. This amount may or may not be necessarily the amount received. Determining the net realizable value requires an estimation of both uncollectible accounts or any returns and allowances. The net trade subscriptions receivable at September 30, 2000 was $32,247.

     The Company experienced significant dilution from the billing companies during the year ended September 30, 2000. The billing companies began increasing their holdbacks on billing submittals because of submittals being rejected by the LEC's due to incompatible billing information. The Company has attempted to resolve these matters with the billing companies. The Company has resubmitted billing company rejections of $862,000 subsequent to September 30, 2000, that relate to services provided prior to September 30, 2000. This amount is included in the gross accounts receivable balances at September 30, 2000. The Company's management believes that problems associated with the billing information have been resolved and that the collection of these receivables, net of applicable reserves, will occur in the normal course of the Company's operations

4.   INTELLECTUAL  PROPERTY

     In connection with the Company's acquisition of Telco, the Company was required to provide accelerated payment of license fees for the use of the Internet domain name or Universal Resource Locator (URL) Yellow-page. net.
                                                              -----------------
     Telco had previously entered into a 20-year license agreement for the use of the URL with one of its two 50% stockholders. The original license agreement required annual payments of $400,000. However, the agreement stated that upon a change in control of Telco, a $5,000,000 accelerated payment is required to maintain the rights under the licensing agreement. The URL holder agreed to discount the accelerated payments from $8,000,000 to $5,000,000 at the time of the acquisition. The Company agreed to make that payment upon effecting the acquisition of Telco.

     The Company made a $3,000,000 cash payment and issued a note payable for $2,000,000 to acquire the licensing rights of the URL. The Company also issued 2,000,000 shares of its common stock to be held as collateral on the note. The note payable was originally due on July 15, 1999. The Company failed to make the $2,000,000 payment when due. The repayment terms were renegotiated to extend the due date to January 15, 2000. An extension fee of $200,000 was paid by the Company at that time. The Company again renegotiated the repayment terms on April 26, 2000, to a demand note, with monthly installments of $100,000 subject to all operating requirements, which, management believes, have subsequently been met by the Company.

     The URL is recorded at its cost net of accumulated amortization. Management believes that the Company's business is dependent on its ability to utilize this URL given the recognition of the Yellow page term. Also, its current
                                            -----------
     customer base relies on the recognition of this term and URL as a basis for maintaining the subscriptions to the Company's service. Management believes that the current revenue and cash flow generated through use of Yellow-page.net substantiates the net book value of the asset. The Company
     ---------------
     will periodically analyze the net book value of this asset and determine if an impairment has occurred. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $471,667 and $149,166 for the years ended September 30, 2000 and 1999 respectively.

5.   PROPERTY  AND  EQUIPMENT

     Property and equipment consisted of the following at September 30, 2000:

               Leasehold  improvements               $    317,507
               Furnishings and fixtures                   197,261
          Office and computer equipment                   248,487
                                                     -------------
                 Total                                    763,255
                 Less accumulated depreciation           (260,547)
                                                     -------------

               Property  and  equipment,  net        $    502,708
                                                     =============

     The Company has provided certain equipment and improvements to an affiliated entity at no cost to that affiliated entity. This arrangement was made as part of the Company's original default settlement with the prior owners of the URL discussed in Note 4. The Company retains title and control of these assets. However, they are not being utilized by the Company. The gross cost of the office equipment and leasehold improvements being utilized by the affiliated entity was approximately $250,000 at September 30, 2000.

6.   NOTES  PAYABLE  AND  LINE  OF  CREDIT

     Notes payable at September 30, 2000 are comprised of the following:

     1,7000,000 Revolving line of credit, interest at the
     prime rate plus 6% (15.5% at September 30, 2000).
     The facility is limited to 70% of eligible accounts
     receivable. All assets of the Company collateralize the
     credit facility.  The credit facility expires on February
     4, 2001 under the amended forbearance agreement.            $ 1,577,547

     Term loan from bank.  Original balance of $40,525.
     Repayment terms require monthly installments of
     principal and interest of $1,844.  Interest at 8.5% per
     annum.  Due January 13, 2001.  Collateralized by
     equipment.
                                                                       5,503
     Note payable to stockholders, original balance of
     2,000,000, interest at 10% per annum.  Repayment
     terms require monthly installments of $100,000 plus
     interest.  Due January 11, 2001.  Collateralized by
     2,000,000 shares of the Company's common stock.                 600,000

     Note payable to former Telco shareholder for balance
     of URL purchase price (Note 4). Repayment terms
     require monthly installments of principal and interest at
     20% per annum of $100,000 and due upon demand.
     Collateralized by 2,000,000 shares of the Company's
     common stock                                                  1,764,516

                                                                 ------------
        Totals                                                     3,947,566

         Less current portion                                     (3,947,566)
                                                                 ------------

         Long-term portion                                       $       -0-
                                                                 ============

     The line of credit facility has been operated under a forbearance agreement with the lender since August 4, 2000, due to certain defaults by the Company of the loan agreement. Under the forbearance agreement, the lender has agreed to continue making advances in accordance with the original loan agreement as amended by the forbearance agreement. The Company and the lender continue to operate the credit facility subsequent to the forbearance termination date of November 2, 2000. The forbearance agreement was extended to January 4, 2001, and then to February 7, 2001 changes eligible accounts receivables from 60% to 50% and total line availability from $1,700,000 to $1,000,000. The original loan agreement expired on August 31, 2003. However, the Company is actively seeking to replace the existing credit facility through a different lender. Management believes that it will be successful in making that replacement. However, there can be no assurances that the Company will obtain a new line of credit facility. Management also, believes that the lender under the current line of credit facility will allow the Company to continue making draws until a replacement facility is in place.

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

     At September 30, 2000 the Company has unused Federal net operating losses of $3,985,962 available under Internal Revenue Code 382 - change in control rules expiring from 2011 through 2014. The Company has no available net operating loss carryforwards under the separate return limitation year and has unavailable net operating loss carryforwards of $3,985,962. The Company may utilize the unavailable net operating loss carryforwards of $3,985,962 upon generating taxable income in that operating entity.

     At September 30, 2000 the Company had unused state net operating losses of $1,931,900 available under the change in control rules expiring 2003. The Company has no available net operating loss carryforwards under the separate return limitation year and has unavailable net operating loss carryforwards of $1,931,900. The Company may utilize the unavailable net operating loss carryforwards of $1,931,900 upon generating taxable income in that operating entity.

     Prior to the acquisition date of June 16, 1999 RIGL agreed to assume the tax liability of Telco for the taxable income generated prior to June 16, 1999. The provision for income taxes for the year ended September 30, 1999, is computed based on the pretax income generated prior to the acquisition of Telco. The current income tax provision of $260,427, less a net deferred benefit $20,478, related to Telco for the year ended September 30, 1999, has been included in the statement of income.

        Income taxes for years ended September 30, is summarized as follows:

                                                     2000             1999
                                                     ----             ----

     Current Provision (Benefit)                 $ 1,527,389     $(1,708,515)
     Deferred Benefit (Provision)                 (2,172,596)      1,948,634
                                                 ----------------------------

     Net income tax (benefit) provision          $  (645,207)    $   240,119
                                                 ============================


     The net income tax provision of $240,119 incurred for the year ended September 30, 1999, was allocated to continuing operations. This provision amount relates primarily to taxable income of Telco prior to the acquisition. The loss from discontinued operations generated additional net operating loss carryforwards, which were fully offset by a valuation allowance resulting in no tax effect.

     A reconciliation for the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

                                                                      2000  1999
                                                                      ----  ----

     Federal statutory rates            $   748,942     34%  $(1,402,014)  (34)%
     State income taxes                     132,166      6%     (329,885)  ( 8)%
     Utilization of valuation allowance  (1,527,389)  (69)%
     Provision due to income
          generated prior to merger               -              260,597      6%
     Valuation allowance for operating
     loss carryforwards                                        1,694,534     42%
     Other                                    1,074      -        16,887      -
                                        ------------  -----  ------------  -----
     Effective rate                     $  (645,207)  (29)%  $   240,119      6%
                                        ============  =====  ============  =====

     Deferred tax assets totaling $2,242,000 are comprised of $771,000 for differences in book and tax bases of accounts receivable and intangible assets and approximately $1,471,000 relates to net operating loss carryforwards which is offset by a an equal valuation allowance resulting in a net deferred income tax asset of $771,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $1,471,000 of the deferred tax asset because of restrictions on the utilization of such carryforwards due to the change in control rules under Internal Revenue Code Section 382. The valuation allowance decreased $1,070,000 in the year ended September 30, 2000, due to resolution of uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards that could be utilized.

10.  LEASES

     The Company leases its office space under long-term operating leases expiring through 2003. Rent expense under these leases was $176,637 and $87,250 for the years ended September 30, 2000 and 2001. However, as part of an agreement with the sub lessee of one of the properties, the Company paid $124,000 in the form of shares of the Company's common stock to that sub lessee. That amount was capitalized and is being amortized over the remaining term of the lease. Rent expense for the year ended September 30, 2000 includes $40,000 for the amortization of that capitalized amount.

     The Company consolidated office space from a variety of locations to a single facility in the year ended September 30, 1999. The Company has subleased the former Telco office space.

     Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended September 30, 2000:
                                             Sublease
                       Rents                  Rentals
                       -----                  -------

          2000     $   351,095              $  202,571
          2001         407,676                 280,212
          2002         392,862                 265,398
          2003          95,598                       -
                   -----------              ----------

                   $ 1,247,231              $  748,181
                   ===========              ==========


11.  STOCKHOLDERS'  EQUITY

     Telco  Acquisition
     ------------------

     The Company issued 17,000,000 shares of its Common Stock in connection with the Telco acquisition. The transaction was valued at the book value of the net assets of RIGL as of the date of the transaction.

     Actions  of  the  Board
     -----------------------

     Significant  blocks of stock  have  been  issued  to  former  officers  and consultants for services rendered. It is not possible to determine the effect, if any, of bringing current the required Exchange Act of 1934 ("the 1934 Act") filings and the financial statements and disclosures contained therein, may have on the actions of current or former shareholders of the Company affected by these transactions. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. The expense for that consideration is 90% of the trading value of the shares to factor in a discount for the regulatory restrictions on trading of those shares. During the year ended September 30, 2000, the Company issued 500,000 shares of common stock to consultants valued at $463,950. During the year ended September 30, 1999, the Company issued 1,694,500 shares to former officers and consultants valued at $2,145,178. See Note 12 pertaining to disputed shares issued to consultants.

     Also in the year ended September 30, 2000, the Company issued 550,000 shares of its common stock valued at $115,500 to members of the board of directors as consideration and payment for directors' fees.

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

     Effects  of  Delinquent  Filings  on  Rule  144  and Reg. S Stock Issuances
     ---------------------------------------------------------------------------

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

     Other
     -----

     During the year ended September 30, 1999, the Company issued 4,500,000 shares of its common stock as collateral on two notes payable. The shares are held in escrow pending repayments of the obligations. Both notes have been restructured, extending the due dates. The shares are non-voting as long as they are held in escrow. These shares are not included in the weighted average shares outstanding for purposes of calculating the Company's basic and diluted net income or loss per common share for the years ended September 30, 2000 and 1999.

     During the year ended September 30, 2000, the Company issued 100,000 shares of its common stock to a sub lessee of certain office space for which the Company is the primary lessee. Management agreed to issue these shares as an inducement to the sub lessee and allow the Company to eliminate the monthly obligation under that lease.

     Also in the year ended September 30, 2000, the Company agreed to settle all outstanding issues with a former officer by agreeing to convert 200,000 shares of Series B preferred stock held by this individual to 200,000, shares of common stock. The conversion was set at the original conversion rate for the preferred shares. However, under the original terms, the preferred shares were not convertible until the occurrence of certain "trigger events". Those "trigger events" had not occurred but the former officer was allowed to convert as part of the settlement agreement. The conversion was recorded at the estimated value of the common stock on the date of the conversion.

     During the year ended September 30, 1999, the Company issued 400,000 shares of its common stock as conversion of the remaining balance of a note payable. The unpaid principal balance of the note converted was $250,000 and accrued interest of $100,000 was also converted.

     All of the above transactions were effected by the issuance of restricted common stock. The estimated value was determined to be 90% the closing price of the common stock at the date of the transaction.

     The Company granted 1,700,000 shares of Series B preferred stock to certain employees during the year ended September 30, 1999. The Series B preferred stock has no stated dividend. The preferred shares are convertible to common stock at the option of the holder. The shares are convertible at varying rates depending upon the trading price of the common stock at the time of conversion. The initial conversion rate is one share of common for each share of preferred. Conversion may not occur until certain "trigger events" occur and all rights with respect to the preferred shares terminate on November 30, 2004. "Trigger events" are defined as trading prices of the Company's common stock reaching or exceeding $5 through $10 per share and net income reaching or exceeding $5,000,000. No value was assigned to the preferred shares in the accompanying balance sheet nor was any compensation expense recognized for the year ended September 30, 2000, because the preferred shares were not exercisable at the time of issuances because of the failure of the Company to meet the "trigger events". Subsequently, management has cancelled the Series B preferred stock and rescinded those issuances. However, all shares of the Series B preferred stock were not yet returned at September 30, 2000.


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

     New management has renegotiated the "Puts", by which the "Puts" were retired and the Company provided a credit facility of up to $5,000,000 to the former Telco shareholders, collateralized by the stock held by the shareholders, with interest at least 0.25 points higher than the Company's average cost of borrowing. Additional covenants warrant that no more that $1,000,000 can be advanced at any point in time and no advances can be made in excess with out allowing at least 30 days operating capital plus reserve or if the company is in an uncured default with any of its lenders.

     Billing  Service  Agreements
     ----------------------------

     The Company has entered into a customer billing service agreement with Integretel, Inc. (IGT). IGT provides billing and collection and related services associated to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. The agreement will automatically renew on September 1, 2001, unless either party gives notice of termination 90 days prior to that renewal date. Under the agreement, IGT bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and IGT fees. If either the Company's transaction volume decreases by 25% from the preceding month, less than 75% of the traffic is billable to major telephone companies, IGT may at its own discretion increase the reserves and holdbacks under this agreement. IGT handles all billing information and collection of receivables. The Company's cash receipts on trade accounts receivable are dependent upon estimates pertaining to holdbacks and other factors as determined by IGT. IGT may at its own discretion increase the reserves and holdbacks under this agreement.

     The Company has also entered into a customer billing service agreement with Enhanced Services Billing, Inc. (ESBI). ESBI provides billing and collection and related services associated to the telecommunications industry. The agreement term is for two years, automatically renewable in one-year increments unless appropriate notice to terminate is given by either party. The agreement automatically renews on December 3, 2001, unless either party gives notice of termination 91 days prior to that renewal dateUnder the agreement, ESBI bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and ESBI fees. If either the Company's transaction volume decreases by 25% from the preceding month, less than 75% of the traffic is billable to major telephone companies, ESBI may at its own discretion increase the reserves and holdbacks under this agreement.


     United  States  Federal  Trade  Commission  (FTC)
     -------------------------------------------------

     The Company was a subject of an FTC investigation pertaining to claims made of deceptive marketing practices. The Company believes that it has reached a tentative agreement with the FTC requiring the Company to make certain changes to mailing and promotional materials and notify certain customers that a refund of past paid service fees is available. On the basis of the proposed settlement, the Company would be required to notify approximately 11,000 customers. Each of those customers may receive a refund of up to $12.50. Management does not believe that the refunds will be material based on prior experience with such matters and the documentation requirements by customers to receive refunds. The Company may also be required to pay certain expenses incurred in the FTC investigation. The Company intends to contest payment of these expenses but believes that if such is a requirement of any final settlement with the FTC, the amount could range from $50,000 to $70,000.

     Hudson  Consulting  Group  et  al
     ---------------------------------

     The Company under prior management and directors, in the course of pursuing equity financing, engaged the services of The Hudson Consulting Group, AK Elrod, and Allen Wolfson et al in the State of Utah. The Company later became aware of certain legal issues pertaining to The Hudson Consulting Group and some of its principals. The Company believes the shares were improperly issued for no valid consideration in that the Company claims it received no services as outlined in the agreement. Current management ordered a "stop transfer" on the shares. Upon the transfer agent refusing the transfer, The Hudson Consulting Group and its transferees threatened litigation. The transfer agent filed an interpleader action and tendered the shares to the court to determine ownership. The Company is seeking return of the outstanding 2,000,000 shares of the common stock. The Company has made an offer to settle the disagreement by having the other parties return the approximately 2,000,000 shares and having the Company reissue 500,000 shares. The other parties responded by stating that they would agree to return 500,000 shares. The Company believes that it is likely that this matter will be litigated but believes that the likelihood of a favorable decision is high. The Company recorded an expense of $1,536,000 in the year ended September 30, 1999, for the approximately 1.1 million shares issued to The Hudson Consulting Group. However, because of discoveries made in the year ended September 30, 2000, and management's belief that a substantial number of the 2,000,000 shares will be returned, the Company recorded no consideration for the 890,334 shares issued to the The Hudson Consulting Group in the year ended September 30, 2000. If the dispute is not settled in the Company's favor, the resulting expense would be determined on the basis of the stock price at the time of the settlement. Due to the uncertainty of this matter, and the opinion of Company counsel that the Company will settle for a return of a substantial number of disputed shares, no additional accrual has been made for the 890,334 shares.


13.  NET  INCOME  (LOSS)  PER  SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the years ended September 30, 2000 or 1999.

     Preferred stock convertible to 1,500,000 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended September 30, 2000 because the ability to convert is contingent upon the Company attaining certain stock price and profitability goals. None of which was met at September 30, 2000. Also, warrants to purchase 350,000 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended September 30, 2000 because the exercise price of the warrants is greater than the average common stock price for the period, therefore the effect of their inclusion would be antidilutive. Also excluded from the calculation for the year ended September 30, 2000, were 890,334 shares of common stock that are in dispute (see Note 12).

     Preferred stock convertible to 1,700,000 common shares and warrants to purchase 1,355,000 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended September 30, 1999 because the effect of their inclusion would be antidilutive. The following presents the computation of basic and diluted loss per share from continuing operations:

                                  2000                                  1999
                                  ------------------------------------------
                                                         Per
                                  Income      Shares    Share      (Loss)       Shares     Per share
                                                                ------------  ----------  -----------
Net  Income (Loss)              $2,847,977                      $(4,363,687)
Preferred stock dividends                                                 -
Discontinued operations                                           1,892,704
                                                                ------------
Income Loss from continuing      2,847,977                       (2,470,983)
operations

BASIC EARNINGS PER SHARE

Income Loss available to
common stockholders              2,847,977  40,120,829  $ 0.07  $(2,470,983)  22,223,757  $    (0.11)

Effect of dilutive securities                                       N/A

DILUTED EARNINGS PER SHARE      $2,847,977  40,120,829  $ 0.07  $(3,191,426)  22,223,757  $    (0.11)


13.  RELATED  PARTY  TRANSACTIONS

     The Company compensated certain members of the Board of Directors for services other than routine duties of the Board. Fees paid to Board members in the year ended September 30, 2000 were $150,000. The Company also granted 550,000 shares of common stock to members of the Board of Directors as directors' fees.

     As part of the Company's original default settlement with the prior owners of the URL discussed in Note 4, the Company has provided certain equipment and improvements to an affiliated entity at no cost to that affiliated entity. The Company retains title and control of these assets. However, the assets are not being utilized by the Company. The gross cost of the office equipment and leasehold improvements being utilized by the affiliated entity was approximately $250,000 at September 30, 2000. The Company is also providing office space to this entity for substantially below market rental rates. This entity is affiliated through commonality of certain management members

     During the year ended September 30, 1999, the Company borrowed $500,000 from one of its shareholders, whom later became a member of the board of directors effective February 3, 2000. The Company repaid $250,000 of the balance in cash and the board member converted the remaining $250,000 plus $100,000 in accrued interest to 400,000 shares of the Company's common stock. (Also see Note 4).


14.  CONCENTRATION  OF  CREDIT  RISK

     The Company maintains cash balances at banks in Arizona. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2000, the Company had bank balances exceeding those insured limits of $110,000.

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained by two third party billing companies. The Company is dependent upon those two billing companies for collection of its accounts receivable.


15.  STOCK  BASED  COMPENSATION

     The Company issues stock options to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. There were no options granted in the year ended September 30, 2000 nor was there any additional vesting of options previously granted. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 1999, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the year ended September 30, 1999, would have been increased to the pro forma amounts indicated below:

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for years ended September 30, 2000:

                        Dividend yield                    None
                        Volatility                        1.771
                        Risk free interest rate           6.00%
                        Expected asset life            2.5 years

     Under the Employee Incentive Stock Option Plan approved by the stockholders in 1998, the total number of shares of common stock that may be granted is 1,500,000. The plan provides that shares granted come from the Corporation's authorized but unissued common stock. The price of the options granted pursuant to this plan shall not be less than 100 percent of the fair market value of the shares on the date of grant. The options expire from five to ten years from date of grant. At September 30, 2000, the Company had granted an aggregate of 1,212,000 options under this plan.

     In addition to the Employee Incentive Stock Option Plan, the Company will occasionally grant options to consultants and members of the board of directors under specific stock option agreements. There were no such options granted in the years ended September 30, 2000 and 1999.

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


                                                                           Weighted
                                                                            Average
                                                                           Exercise
                                           2000                 1999      ---------
                                        -----------         -------------   Price
                                                                          ---------

Options outstanding at beginning of
  year                                   1,107,000   $1.34     1,374,474   $    2.27
Granted                                        -0-             1,212,000   $    1.31
Exercised                                  (53,611)  $1.00    (  105,000)  $    1.00
Terminated/Expired                      (1,053,389)          ( 1,374,474)  $    2.27
Options outstanding at end of year             -0-             1,107,000   $    1.34
Options exercisable at end of year             -0-             1,107,000
Options available for grant at end of
year                                     1,341,389               288,000


                                                            $      1.00-
Price per share of options outstanding      N/A                     2.50


Weighted average remaining
contractual lives                           N/A                4.3 years


Weighted Average fair value of
options granted during the year             N/A             $       0.85


     The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

                                              2000                    1999
                                              ----                    ----
                                                  Weighted                Weighted
                                                   Average                 Average
                                                  Exercise                Exercise
                                                    Price                   Price
                                                  ---------               ---------
Warrants outstanding at beginning of
year                                  1,355,000   $    2.00   3,416,920   $    2.07
Granted                                     -0-               1,555,250   $    2.00
Expired                               (1,005,00)  $    2.00  (3,417,170)  $    2.05
 Exercised                                  -0-                (200,000)
                                      ----------  ---------  -----------  ---------
   Outstanding at September 30,         350,000   $    2.00   1,355,000   $    2.00
                                      ==========  =========  ===========  =========

     The 350,000 warrants outstanding at September 30, 2000, expire as follows:

                         October 22, 2000                250,000
                         March 23, 2001                  100,000


16.  EMPLOYEE  BENEFIT  PLAN

     The Company maintains a 401(k) profit sharing plan for its employees. Employees are eligible to participate in the plan upon reaching age 21 and completion of three months of service. The Company made no contributions to the plan for the year ended September 30, 2000.


                                *  *  *  *  *  *
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

     On March 30, 2000, YP.Net appointed King, Weber & Associates, P.C., as its independent auditors to conduct the audit of the September 30, 1999 fiscal year financial statements. On December 31, 2000 King, Weber & Associates, P.C. changed its corporate name to Marshall & Weber, CPA's, PLC.

                                    PART III

     In accordance with Instruction E.3 to Form 10-KSB, Items 9, 10, 11 and 12 are incorporated by reference from YP. Net's definitive Proxy Statement to be filed in accordance with Regulation 14A under the Securities Exchange Act.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

     3.1 (1) Certificate of Restated Articles of Incorporation of Renaissance International, Inc.

     3.2 (7) Amended Articles - To change the name to YP.Net, Inc., and Authorized Capital Increase to 50,000,000 Form 8-K 7/6/98

     3.3 (7)    Amended  Articles  -  Name  Change  to  YP.Net

     3.4 (7)    Certificate  of  Designation  -  Series  B  preferred  shares

     3.5 (1)    Bylaws  of  Renaissance  International  Group,  Ltd.

     3.5 (7)    Amended  Bylaws

     10.1 (2)   1998  Stock  Option  Plan

     10.2 (7)   Agreement  with  Worldpages.com
                                  --------------

     10.3 (7)   Agreement  with  Integretel

     10.4 (7)   Agreement  with  Enhanced  Services  Billing,  Inc.

     10.5 (7)   Lease  regarding  Mesa  Facility

     10.6 (7)   Sub-Lease  to  BESI

     10.7 (7)   Van  Sickle  Loan  Agreement

     10.8 (3) First Amendment to Loan Agreement between YP.Net, Inc. and Joseph and Helen VanSickle dated March 31, 2000

     10.9 (4) Stock Purchase Agreement between RIGL Corporation, Telco Billing, Inc. and Matthew & Markson, Ltd. dated March 16, 1999

     10.10 (4)  Amendment to Stock Purchase Agreement between RIGL Corporation,
                Telco  Billing,  Inc.,  Morris  &  Miller,  Ltd.

     10.11 (4)  Exclusive  License  Agreement between Matthews & Markson, Ltd.
                and  Telco  Billing,  Inc.  dated  September  21,  1998

     10.12 (7)  Modification  to  Matthew  & Markson Promissory Note.

     10.14 (8)  International  Profits  Associates,  Inc. Consulting Agreement

     10.15 (8)  BJM  Consulting,  Inc.  Advisory  Agreement

     10.16 (8)  International  Profit Associates Organization for Management

     10.17 (8)  Sublease  Agreement  between  Y.P.Net,  Inc.  and Empire Capital
                Group,  LLC

     10.18 (9)  Loan  and  Security  Agreement  dated  August 31, 1999 between
                Fremont  Financial  Corporation  and  Telco

     10.19 (9)  Forbearance  Letter Agreement dated August 4, 2000 between Telco and Finova Capital Corporation as successor by merger to Fremont Financial Corporation

     10.20 (9)  Forbearance  Letter  Agreement  Dated September 28, 2000 between
                Telco and Finova Capital Corporation as successor by merger to Fremont Financial Corporation

     10.21 (9)  Forbearance  Letter  Agreement  dated  November 7, 2000  between
                Telco and Finova Capital Corporation as successor by merger to Fremont Financial Corporation

     10.22 Forbearance Letter Agreement dated January 5, 2001 between Telco and Finova Capital Corporation as successor by merger to Fremont Financial Corporation

     11         Statement   Regarding   Computation   of  Per   Share  Earnings:
                incorporated in Item 7 of the Audited Financial Statements for period ending September 30, 1999 and September 30, 2000

     16.1 (5) Letter of Singer Lewak Greenbaum & Goldstein LLP dated November 24, 1999

     16.2 (6) Letter of McGladrey & Pullen LLP dated March 23, 2000; Letter of McGladrey & Pullen, LLP dated February 4, 2000

     21         Subsidiaries  of  YP.Net,  Inc.:  Telco  Billing,  Inc.

1   Incorporated  by  reference  from  Form  10-SB  as  filed  May  6,  1998.
2   Incorporated  by  reference  from  Form  S-8  as  filed  July  10,  1998.
3   Incorporated  by  reference  from  Form  8-K  as  filed  on  May  22,  2000.
4   Incorporated  by  reference  from  Form  8-K/A  as  filed  on June 30, 1999.
5   Incorporated  by  reference  from  Form  8-K  as  filed on December 3, 1999.
6 Incorporated by reference from Form 8-K as filed on March 29, 2000 and Form 8-K/A as filed on May 22, 2000.
7 Incorporated by reference from Form 10-QSB for the fiscal year ended September 30, 1999.
8 Incorporated by reference from Form 10-QSB for the quarter ended December 31, 2000.
9 Incorporated by reference from Form 10-QSB for the quarter ended June 30, 2000.


REPORTS  ON  FORM  8-K

     One report on Form 8-K was filed in the fiscal quarter ended September 30, 2000. A Form 8-K filed on July 18, 2000 disclosed the FTC litigation and that a receiver for YP.Net had been appointed on June 26, 2000 and subsequently removed as if it had not occurred by order of the court July 13th, 2000.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           YP.NET,  INC.


Dated:                , 2000               By
      ----------------                       -----------------------------------
                                             Angelo Tullo, Chairman of the Board


                                           BOARD  OF  DIRECTORS


Dated:                , 2000               By
      ----------------                       -----------------------------------
                                             Angelo  Tullo


Dated:                , 2000               By
      ----------------                       -----------------------------------
                                             Walter  Vogel


Dated:                , 2000               By
      ----------------                       -----------------------------------
                                             Gregory  B.  Crane


Dated:                , 2000               By
      ----------------                       -----------------------------------
                                             Daniel  L.  Coury,  Sr.


Dated:                , 2000               By
      ----------------                       -----------------------------------
                                             Harold  A.  Roberts


Dated:                , 2000               By
      ----------------                       -----------------------------------
                                             Wallace  Olsen


Dated:                , 2000               By
      ----------------                       -----------------------------------
                                             DeVal  Johnson