Form 10QSB
period 2000-12-31
YP NET INC
filed 2001-02-14
CIK 1045742

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

For the quarterly period ended December 31, 2000

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

Yes  X        No
    ---          ---

     The number of shares of the issuer's common equity outstanding as of December 31, 2000 was 41,450,798 shares of common stock, par value $.001.

          Transitional Small Business Disclosure Format  (check one):

Yes           No  X
    ---          ---


================================================================================

                                  YP.NET, INC.
                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                              TABLE  OF  CONTENTS

                                   PART  I
                            FINANCIAL  INFORMATION                          PAGE

Item 1.  Financial  Statements
            Consolidated Comparative Balance Sheets
               as of December 31, 2000 and September 30, 2000 . . . . . . . . .2
            Consolidated  Statements  of  Operations
               for  the  Three  Months  Ended  December  31, 2000 and 1999 . . 3
            Consolidated  Statements  of  Cash  Flows
               for  the  Three  Months  Ended  December 31, 2000 and 1999 . . .4
            Notes to the  Consolidated  Financial Statements . . . . . . . . . 5

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results  of  Operations . . . . . . . . . . . . . . . . . . . . 8

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 11
Item 2.  Changes  in  Securities . . . . . . . . . . . . . . . . . . . . . . .12
Item 6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . . .12


                                   SIGNATURES

                         PART I - FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS


                                       YP.NET, INC.
                         CONSOLIDATED COMPARATIVE BALANCE SHEETS
                      AS OF DECEMBER 31, 2000 and SEPTEMBER 30, 2000
                                          ASSETS

                                                                DECEMBER 31,  SEPTEMBER 30,
                                                                    2000         2000
                                                                (unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                                     $   269,331   $  219,613
  Accounts Receivable                                             3,958,769    3,705,881
  Prepaid Expenses                                                  305,132      120,479
  Direct Response Marketing - Net                                   92,052,      230,898
  Deferred income taxes                                             771,382      771,382
                                                                ------------  -----------
     TOTAL CURRENT ASSETS                                         5,396,666    5,048,253
                                                                ------------  -----------
PROPERTY AND EQUIPMENT:
  Furniture and Fixtures                                            197,260          -0-
  Equipment & Computer Equipment                                    248,487      763,255
  Leasehold Improvements                                            317,507          -0-
LESS: Accumulated Depreciation and Amortization                    (292,708)    (260,547)
                                                                ------------  -----------
     TOTAL PROPERTY AND EQUIPMENT                                   470,546      502,708
                                                                ------------  -----------
OTHER ASSETS:
  Intangible Assets                                               5,010,000    5,010,000
  Deposits                                                           13,287       13,287
LESS: Accumulated Amortization                                     (744,583)    (630,833)
                                                                ------------  -----------
     TOTAL OTHER ASSETS                                           4,749,250    4,392,454
                                                                ------------  -----------
     TOTAL ASSETS                                               $10,145,916   $9,943,415
                                                                ============  ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade Accounts Payable                                        $   610,803   $  103,015
  Income Taxes Payable                                               498438      260,427
  Accrued Expenses                                                  138,735      328,128
  Finova Line-Of-Credit - Note 1                                  1,196,977    1,577,547
  Short-Term Notes Payable - Note 2                                 300,000    2,370,019
                                                                ------------  -----------
     TOTAL CURRENT LIABILITIES                                    2,744,953    4,639,136
                                                                ------------  -----------
LONG-TERM LIABILITIES:
  Long-Term Notes Payables - Note 3                               1,628,588          -0-
  Deferred income taxes                                             105,868      105,868
                                                                ------------  -----------
     TOTAL LONG-TERM LIABILITIES                                  1,734,456      105,868
                                                                ------------  -----------
     TOTAL LIABILITIES                                            4,479,409    4,745,004
                                                                ------------  -----------
STOCKHOLDER' EQUITY:
  Common Stock $.001 par value, 50,000,000 shares                    40,836       40,561
    40,615,464 and 40,560,464 issued and outstanding
    For December 31, 2000 and September 30, 2000
  Additional Paid In Capital                                      5,828,537    5,769,113
  Treasury Stock                                                   (179,822)     (69,822)
  Preferred Stock - Class B. $.001 par value                          1,500        1,500
    2,500,000 shares designated 1,500,000 issued and
    outstanding for December 31, 2000 and September 30, 2000.
  Retained Deficit                                                  (24,544)    (542,941)
                                                                ------------  -----------
     TOTAL STOCKHOLDERS' EQUITY                                   5,666,507    5,198,411
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $10,145,916   $9,943,415
                                                                ============  ===========

       See the accompanying notes to these unaudited financial statements

                                    YP.NET, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999


                                            THREE MONTH ENDED    THREE MONTH ENDED
                                            DECEMBER 31, 2000    DECEMBER 31, 1999
                                           -------------------  -------------------
                                                         (unaudited)
INCOME
  Revenue                                  $        4,526,623   $        2,297,480

COST OF SALES                                       2,886,352            1,075,485
                                           -------------------  -------------------
GROSS PROFIT                                        1,640,271            1,221,995
                                           -------------------  -------------------

  SELLING EXPENSES                                     10,806               19,798

  GENERAL AND ADMINISTRATIVE                          567,896            1,534,859

  DEPRECIATION AND AMORTIZATION                       145,913              155,248
                                           -------------------  -------------------
    TOTAL EXPENSES                                    724,615            1,709,905
                                           -------------------  -------------------

    EARNINGS (LOSS) FROM OPERATIONS                   915,656             (487,910)
                                           -------------------  -------------------

OTHER INCOME (EXPENSE)
  Other Income                                          9,436               22,043
  Interest Income/(Expense)                          (168,685)            (171,648)
                                           -------------------  -------------------
    TOTAL OTHER INCOME (EXPENSE)                     (159,249)            (149,605)
                                           -------------------  -------------------

  Net Income (Loss) Before Income Taxes               756,407             (637,515)

  Provisions for Income Taxes                         238,011                  -0-
                                           -------------------  -------------------

NET INCOME (LOSS)                          $          518,396   $         (637,515)
                                           ===================  ===================

EARNINGS (LOSS) PER SHARE:

  Basic Earnings (Loss) Per Share          $             0.01   $           ( 0.02)
                                           ===================  ===================

WEIGHTED AVERAGE NUMBER OF COMMON                  40,643,742           40,050,748
                                           ===================  ===================
   SHARES OUTSTANDING

  Diluted Earnings (Loss) Per Share        $             0.01   $           ( 0.02)
                                           ===================  ===================

WEIGHTED AVERAGE NUMBER OF COMMON                  40,643,742           40,050,748
                                           ===================  ===================
AND COMMON SHARE EQUIVALENTS OUTSTANDING

       See the accompanying notes to these unaudited financial statements

                                             YP.NET, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999


                                                                        THREE MONTHS    THREE MONTHS
                                                                           ENDED           ENDED
                                                                        DECEMBER 31,    DECEMBER 31,
                                                                            2000            1999
                                                                       --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES                                      (unaudited)
    Net Income                                                         $     518,396   $    (637,515)
    Adjustments to reconcile net income to net cash used by operating activities.
      Depreciation and amortization                                           32,163          35,248
      Officers paid with common stock                                         59,700         737,478
      Common stock surrendered                                              (110,000)            -0-
      Amortization of intellectual property                                  113,750         120,000
      Income tax expense                                                     238,011             -0-

    (Increase) decrease in assets
      Trade accounts receivable                                             (252,887)       (570,952)
      Customer acquisition costs                                             138,846         192,825
      Other Receivables                                                                       77,182
      Prepaid and other current assets                                      (184,653)       (116,231)
      Other assets                                                               -0-          34,449

    Increase (decrease) in liabilities
      Trade accounts payable                                                 507,786          16,158
      Accrued liabilities                                                   (189,466)       (126,004)
      Deferred revenue                                                           -0-         (81,190)
                                                                       --------------  --------------
          NET CASH PROVIDED (USED) IN OPERATING                              871,646        (318,551)
          ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                          -0-        (153,245)
                                                                       --------------  --------------
          NET CASH USED BY INVESTING ACTIVITIES                                  -0-        (153,245)


CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from line of                                                        -0-         831,708
    credit
    Principal repayments on notes payable                                   (821,928)       (450,665)
                                                                       --------------  --------------
          NET CASH PROVIDED (USED) BY FINANCING                             (821,928)        381,043
          ACTIVITIES

        NET INCREASE (DECREASE) IN CASH                                       49,718         (90,753)

           CASH AT BEGINNING OF PERIOD                                       219,613         255,323
                                                                       --------------  --------------
                  CASH AT END OF PERIOD                                $     269,331   $     164,570
                                                                       ==============  ==============
SUPPLEMENTAL CASH FLOW INFORMATION

    Interest paid                                                      $      29,973   $      37,301
                                                                       ==============  ==============

See  the  accompanying  notes  to  these  unaudited  financial  statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  ENDED  DECEMBER  31,  2000  AND  DECEMBER  31,  1999

1.  Basis  of  Presentation

The accompanying unaudited financial statements represent the consolidated financial position of YP.Net, Inc. ("Company") as of December 31, 2000 and December 31, 1999 include results of operations of the Company and Telco Billing, Inc. ("Telco"), its wholly owned subsidiary, and cash flows for the three months ended December 31, 2000 and December 31, 1999. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-month period ended December 31, 2000 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 2000, including specifically the financial statements and notes to such financial statements contained therein.

2.  Summary  of  Significant  Accounting  Policies

Our accounting policies, and the methods of applying those policies, which affect the determination of its financial position, results of operations or cash flows are summarized below:

Cash  and  Cash  Equivalents
----------------------------

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include YP.Net and our wholly owned subsidiary, Telco Billing, Inc. All inter-company accounts in consolidation have been eliminated.

Revenue  Recognition
--------------------

Our revenue is generated by customer subscription of directory and advertising services. Revenue is recognized monthly for services subscribed in that specific month. We utilizes outside billing companies to transmit billing data that is forwarded to Local Exchange Carriers ("LECs"). Monthly subscription fees are included on the telephone bills of the LEC customers. We recognizes revenue based on net billings accepted by the LECs.

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amounts for cash, investments in marketable securities, trade accounts receivable, trade accounts payable, accrued liabilities and notes payable, approximate their fair value due to the short maturity of these instruments. We have determined that the recorded amounts approximate fair value.

Net  Earnings  Per  Share
-------------------------

Net earnings per share are calculated using the weighted average number of shares of common stock outstanding during the year. We have adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

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

Stock-Based  Compensation
-------------------------

Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, we have elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25.

3.  Business  Combination

On June 16, 1999, the Company exchanged 17,000,000 shares of common stock for all of the common stock of Telco. Prior to the acquisition, we had not yet commenced material operations. For financial accounting purposes, the acquisition was accounted for as a reverse merger and was treated as a recapitalization with Telco as the acquirer. The accompanying financial statements present the historical cost bases of assets and liabilities and results of operations of Telco. After the merger, we ceased our previous operations and abandoned assets related to those operations. The remaining Company assets are recorded at their historical cost. The recapitalization of Telco reflects the book value of the net assets of RIGL as of the date of the merger as of June 16, 1999 of $1,722,563.

4.  Intangible  Asset

In connection with our acquisition of Telco, we are required to provide payment of licensing fees for the use of the Internet domain name or Universal Resource Locator ("URL") Yellow-Page.Net. The URL is recorded at its cost net of
                  ---------------
accumulated amortization. Management believes that the our business is dependent on its ability to utilize this URL given the recognition of the "yellow page" term. Management believes that the current revenue and cash flow generated using the URL Yellow-Page.Net substantiates the net book value of the
                         ---------------
asset. We have periodically analyze the net book value of this asset and determine if impairment has incurred. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement.

5.  Notes  Payable  and  Line  of  Credit

Notes payable are recorded and interest is accrued in accordance with the individual terms of each note. Notes payable at December 31, 2000 were as follows:

Note  1:  We  entered  into  an  agreement with Finova Capital Corporation for a
-------
$3,000,000 revolving line of credit with interest payable at the prime rate plus three percent. The amount available to be drawn under the facility is limited to 80% of eligible accounts receivable. At December 31, 2000 the credit facility had an outstanding balance of $1,196,977. Assets of the Company, specifically accounts receivables, collateralize the credit facility. The credit facility expires on August 31, 2003, and the institution may withdraw the line with a notification within 90 days. Finova has given notice that it desires to withdraw its credit facility. Since that time the Company has executed four forbearance agreements dated August 15, 2000, November 3, 2000, January 3, 2001 and February 8, 2001 respectively. Each Forbearance Agreement has reduced the availability of funds to the Company from the credit facility.
The January 3, 2001 forbearance reduced the amount available under the credit facility amount to $1,000,000. The February 8, 2001 forbearance agreement further reduced the credit facility from $1,000,000 to $750,000 and provided that the amount that could be drawn under the facility was equal to 100% of the eligible accounts receivable. The Company, with the cooperation of Finova has already reduced the outstanding balance below the new limit prior to signing the February 8, 2001 forbearance. The existing forbearance agreement expires March 8, 2001.

Note  2:  We entered into a loan agreement with Mr. Joseph Van Sickle during the
-------
acquisition of Telco under which Mr. Van Sickle lent $2,000,000 to us. At December 31, 2000 this note payable had an outstanding balance of $600,000 of which $300,000 represents the current portion of the debt. Mr. Van Sickle is a shareholder of the Company and owns approximately one percent of our outstanding stock. Mr. Van Sickle is not a member of management and currently has no position on the Board of Directors of the Company.

Note  3:  We  entered into an agreement with Matthew & Markson, Ltd., an Antigua
-------
corporation ("M&M"), in conjunction with the acquisition of Telco for the license of the URL Yellow-Page.Net. We agreed to pay M&M $5,000,000 under the license agreement for the right to use the URL Yellow-Page.Net for a 20 year
                                                  ---------------
term. At December 31, 2000 the M&M note payable had an outstanding balance of $1,628,588. M&M owns approximately 20% of the Company's outstanding stock.

6.  Common  Stock

Transactions in the Company's common stock issued for the acquisition of assets, products, or services are accounted for at 90% of fair value. Fair value is determined based on the traded closing price of the Company's common stock on the date of the transaction, or the fair value of the asset, product, or service received, whichever is more readily determinable.

7.  Income  Taxes

We provide for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. The provision for income taxes for interim periods is calculated on the basis of the expected effective rate for the full year.

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

     We utilized direct mailings as our primary marketing program. We have experienced some attrition in our customer base since September 2000. At September 31, 2000, we had 130,592 customers subscribing to our services. At December 31, 2000, we had 123,408 customers. We resumed our direct mailing program in February 2001 on a limited basis. We believe the decrease in our customer base for these periods was primarily the result of normal customer attrition and due to our suspension of using our direct mailer solicitation since June 2000. In March 2000, we implemented a customer contact program to attempt to increase our customer satisfaction and decrease customer attrition. This program has provided decreased attrition in our customer base and positive customer satisfaction. We expect to continue this program, or a variation of this program, for the next six months.

     Expenditures related to professional fees were significant in the three month period ended December 31, 2000. A significant component of professional fees for this period were the legal fees incurred related to the pending Federal Trade Commission action. If this action is settled, we would expect our professional fees for future periods to be significantly reduced. See "ITEM 1. LEGAL PROCEEDINGS."

     Management is actively pursuing rescission and cancellation of certain common and preferred stock that was previously issued for services. Management has offered to settle this dispute for the return of approximately 66% of the disputed shares. If this matter is not favorably settled, legal action regarding the disputed shares may adversely affect our future earnings due to costs of litigation. If we are successful in canceling some or all of these shares, our total outstanding shares will decrease which will positively affect our per share operating results in the future.

     We record the value of services compensated with our common stock at 90% of the trading value of the stock at the dates on which the agreements were made for the services. The 90% valuation amount reflects a discount for the restrictions on trading of those shares. During the three month period we issued 200,000 shares of common stock, valued at $44,000 to Angelo Tullo, the Chairman of our Board of Directors, and 75,000 shares valued at $16,500 to Dan Madero, our Director of Operations. All shares issued are vested over 12 months. Prior management issued 856,000 shares of common stock in fiscal year ended
September 30, 2000 for various consulting services. We are seeking the rescission of these and other shares issued by prior management.

     On October 26, 2000 we retained The Corsi Agency, Inc. to develop and execute an investor relations program which will include providing consulting services related to public, media, consumer and analyst relations. Corsi will also assist in financial communications and corporate imaging. Management intends to utilize Corsi to assist with an update of the investor information portions of our Web sites, as well as delivering more detailed information to the press and public.

     On November 1, 2000 we entered into an agreement with Intelligenx, Inc. d/b/a i411.com. Under the agreement we will develop co-branded Web sites utilizing the i411.com directory and i411.com will provide hypertext links from
               --------
its other sites that will link to the co-branded directory and our sites. These co-branded sites and directory will be available to our end users. In addition, our sites will contain the "Powered by i411.com" logo and searches on our sites
                                        --------
will  utilize  the  i411.com directory, a search engine infrastructure, which we
                    --------
believe will increase the functionality of our site. This functionality will be of benefit to our preferred customers in that it will allow for enhanced, specific searches and perform "key word" searches of our preferred clients' 40 word description of its business, products or services. Management believes this arrangement will provide better services to our preferred customers by enhancing the use of our Web sites and increasing the number of searches performed. Management also believes that this arrangement will attract customers to our current service offering and may lead to additional revenue sources. Under this arrangement, we will be able to offer additional services, such as the availability to more readily set up "Web Stores" for clients and offer credit card processing services. We will be able to increase banner advertising space on our sites and we anticipate generating revenues from advertising both on our current sites and on the co-branded sites developed with i411.com. We will also be able to offer "specialty" yellow page services that will include yellow page advertising developed for specific purpose users.

     Management is exploring "partnering" arrangements that will utilize our direct mailers. Management believes that this may be a future additional revenue source and is developing methodologies to pursue this program.

     On November 7, 2000 we renegotiated our service arrangement with Ebillit, Incorporated a subsidiary of Integretel, Inc., a billing integrator, that reduced our billing fees from 8% of gross submissions to 2.76% of gross submissions. This new agreement will reduce our costs for billing services and we believe will increase our profitability.

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

RESULTS  OF  OPERATIONS

     Internet yellow page services are currently the sole source of our revenue. Revenues were $4,526,633 for three months ended December 31, 2000 as compared to $2,297,480 for the three months ended December 31, 1999, a 197.03% increase. Until other sources of revenue are developed, our total revenues will be directly dependent upon the number of customers subscribing to our preferred listing service. We are presently seeking other revenue sources.

     Cost of sales were $2,886,352 for three months ended December 31, 2000 as compared to $1,075,485 for the three months ended December 31, 1999, a 268.38% increase. This increase was primarily a function of our dilution and billing costs that vary with revenue. Cost of sales is comprised of dilution expenses, direct mailer marketing costs, allowances for bad debt and our billing costs. Dilution expenses include customer credits and any other receivable write-downs. Dilution expenses were approximately $1,679,231 for the three months ended December 31, 2000 as compared to $456,539 for the three months ended December 31, 1999, a 367.82% increase. The increase in dilutions was also caused by increased utilization by our preferred customers of Competitive Local Exchange Carriers (CLECs) for their local telephone service. Our billing service providers do not currently provide billing services through CLECs. We are currently working with our billing service providers and certain CLECs to develop billing procedures.

     Selling expenses, primarily the costs associated with general advertising and market testing of other revenue sources, were approximately $10,806 for the three months ended December 31, 2000 as compared to $19,798 for the three months ended December 31, 1999, a 54.58% decrease. This decrease was primarily the result of our curtailing marketing activities pending resolution of our FTC litigation.

     General and administrative expenses were $567,896 for the three months ended December 31, 2000 as compared to $1,534,859 for the three months ended December 31, 1999 a decrease of 270.80%. For three months ended December 31, 2000, $299,976 of these costs related to our customer service staffing, which we believe provides better service to our customers. For the three months ended December 31, 1999 a primary component of our general and administrative expenses resulting from consulting expenses of $737,478. These expenses were generated as a result of common stock issuances to consultants by prior management. For the three months ended December 31, 2000 our professional fees were approximately $165,000, a significant amount of which related to defending and negotiating with the FTC related to the allegations of deceptive advertising in the lawsuit brought in June 2000.

     Interest expense net of interest income were $168,685 for the three month ended December 31, 2000 as compared to $171,648 for the three months ended December 31, 1999. Interest expense was a result of our debt outstanding. Our outstanding debt included debt incurred in connection with the acquisition of the URL Yellow-Page.Net and the reduction in interest expense is due to a
          ---------------
decrease in the amount outstanding under our credit facility with Finova Capital Corporation and to Joseph and Helen Van Sickle.

     Net income for was $518,396 or $.01 per diluted share for the three months ended December 31, 2000. Net loss was ($637,515) or ($.02) per diluted share for the three months ended December 31, 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash provided by operating activities was $871,646 for the three months ended December 31, 2000. Revenue was generated solely from providing electronic yellow page preferred listing advertising. Cash from operating activities for the three months ended December 31, 2000 was utilized by an increase in our accounts receivable in the amount of $252,887, in prepaid assets in the amount of $184,653 and trade accounts payable in the amount of $507,786 and by decreases in accrued liabilities in the amount of $189,466 and customer acquisition costs in the amount of $138,846.

     Cash used by financing activities was $821,928 for three months ended December 31, 2000. This represents payments made to reduce the principle balances of the outstanding notes.

     We have an existing asset-based collateralized line of credit with Finova Capital Corporation. Because of certain technical defaults under the terms of the loan agreement, which occurred under prior management, Finova exercised its right to terminate the agreement. We have entered into letter agreements whereby Finova has agreed to forbear the exercise of any of its available remedies through March 8, 2001. Our line of credit has been reduced to $750,000. Management is seeking other potential lenders that specialize in financing businesses utilizing LEC billings. We do not anticipate these changes to have an adverse affect on our ability to continue operating at our current levels.

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

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-KSB.

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC, including our Form 10-KSB, may be accessed at the SEC's Web site, www.sec.gov.
                        ------------

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     YP.Net is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended September 30, 2000.

     A Women's Place. We have entered into a settlement agreement in this matter. Under the terms of the settlement, Holly K. Virgil will return to YP.Net 220,000 shares of its common stock for a payment of $125,000. All other claims of each party will be dismissed.

     Hudson Consulting Group. We have made an offer to settle this matter that is pending. The terms of the offer were based upon our analysis of costs to conclude the litigation.

     Federal Trade Commission. On June 26, 2000 the Federal Trade Commission ("FTC") filed a complaint against us and other defendants alleging that we were engaged in deceptive advertising practices and sought preliminary injunctive remedies, including the appointment of a receiver over the business and a freeze on all assets. The alleged deceptive practices related to a check mailer solicitation utilized in our marketing activities. On July 13, 2000, YP.Net and all other defendants entered into a negotiated settlement for the entry of a preliminary order that resulted in dismissal of the receiver and dissolution of the asset freeze. We are currently in negotiations with the FTC and anticipate that a final settlement will ultimately be reached.

ITEM  2.  CHANGES  IN  SECURITIES

     On October 1, 2000, we issued 200,000 common shares to Angelo Tullo as compensation for services provided as the Chairman of the Board, President and Chief Executive Officer of YP.Net. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     In the quarter ended December 31, 2000, we issued 75,000 common shares to Don Madero, our Director of Operations, as compensation. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

10.23     Agreement dated November 1, 2000 between Corsi Agency, Inc. and YP.Net

10.24 Agreement dated November 1, 2000 between Intelligenx, Inc. d/b/a i411.com and YP.Net

10.25 Forbearance Letter Agreement dated February 8, 2001 between Telco and Finova Capital Corporation


REPORTS  ON  FORM  8-K

     No reports on Form 8-K were filed during the three months ended December 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                        YP.NET,  INC.




Dated:  February 14, 2001               By  /s/  Angelo  Tullo
                                          --------------------------------------
                                          Angelo Tullo, Chairman of the Board