Form 10QSB
period 2001-03-31
YP NET INC
filed 2001-05-15
CIK 1045742

FILER:

COMPANY DATA:
------------

COMPANY CONFORMED NAME:              YP.NET, INC.
CENTRAL INDEX KEY:                   0000875711
STANDARD INDUSTRIAL CLASSIFICATION:  INTERNET ADVERTISING
IRS NUMBER:                          85-0206668
STATE OF INCORPORATION:              NEVADA
FISCAL YEAR END:                     930

FILING VALUES:
-------------

FORM TYPE:                          10-QSB
SEC ACT:
SEC FILE NUMBER:                    00-24217
FILM NUMBER:

BUSINESS ADDRESS:
----------------

STREET 1:                            4840 EAST JASMINE STREET, SUITE 105
CITY:                                MESA
STATE:                               AZ
ZIP:                                 85205
BUSINESS PHONE:                      480-654-9646

MAIL ADDRESS:
-------------

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

            For  the  quarterly  period  ended  March  31,  2001

            [X] Transition  Report  Pursuant  to  Section  13  or  15(d)
                         of the Securities Exchange Act

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

Yes     X          No
       ---               ---

     The number of shares of the issuer's common equity outstanding as of March 31, 2001 was 41,450,798 shares of common stock, par value $.001.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes               No      X
       ---               ---

                                  YP.NET, INC.
                           INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED MARCH 31, 2001

     TABLE  OF  CONTENTS

     PART  I
     FINANCIAL  INFORMATION     PAGE

Item  1.  Financial  Statements
          Consolidated  Comparative  Balance  Sheets
               as  of  March  31,  2001 . . . . . . . . . . . . . . . . . .    2
          Consolidated  Statements  of  Operations
               for the Three Months and Six Months Ended
               March  31, 2001 (unaudited) and  2000 (unaudited). . . . . .    3
          Consolidated  Statements  of  Cash  Flows
               for  the  Three  Months  and  Six  Months
               Ended March 31, 2001 (unaudited) and 2000 (unaudited). . . .    4

          Notes  to  the  Consolidated  Financial  Statements . . . . . . .  5-7

Item  2.  Management's Discussion and Analysis of Financial Condition and
              Results  of  Operations . . . . . . . . . . . . . . . . . . . 8-11

                                     PART II
                                OTHER INFORMATION

Item  1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . 11-12
Item  2.  Changes  in  Securities. . . . . . . . . . . . . . . . . . . . .    12
Item  6.  Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . .    12


                                   SIGNATURES

                         PART I - FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

                                  YP.NET, INC.
                                  CONSOLIDATED
                                 BALANCE SHEETS
                              AS OF MARCH 31, 2001
                                     ASSETS

                                                                      MARCH 31,
                                                                        2001
                                                                     (unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                                          $  271,962
  Accounts Receivable                                                 2,817,783
  Prepaid Expenses                                                      118,280
  Direct Response Marketing - Net                                       151,753
  Deferred income taxes                                                 836,488
                                                                     -----------
     TOTAL CURRENT ASSETS                                             4,196,267
                                                                     -----------
PROPERTY AND EQUIPMENT:
  Furniture and Fixtures                                                197,260
  Equipment & Computer Equipment                                        258,183
  Leasehold Improvements                                                317,507
LESS: Accumulated Depreciation and Amortization                        (337,762)
                                                                     -----------
     TOTAL PROPERTY AND EQUIPMENT                                       435,188
                                                                     -----------
OTHER ASSETS:
  Intangible Assets                                                   5,010,000
  Deposits                                                               23,287
LESS: Accumulated Amortization                                         (858,333)
                                                                     -----------
     TOTAL OTHER ASSETS                                               4,174,954
                                                                     -----------
     TOTAL ASSETS                                                     8,806,410
                                                                     -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade Accounts Payable                                                 63,578
  Income Taxes Payable                                                  841,363
  Accrued Expenses                                                       46,494
  Finova Line-Of-Credit - Note 1                                        499,992
  Short-Term Notes Payable - Note 2                                     524,726
  Short-Term Notes Payables - Note 3                                    863,216
                                                                     -----------
     TOTAL CURRENT LIABILITIES                                        2,839,370
                                                                     -----------
LONG-TERM LIABILITIES:

  Deferred income taxes                                                 105,868
                                                                     -----------
     TOTAL LONG-TERM LIABILITIES                                        105,868
                                                                     -----------
     TOTAL LIABILITIES                                                2,945,238
                                                                     -----------
STOCKHOLDER' EQUITY:
  Common Stock $.001 par value, 50,000,000 shares                        40,836
    40,615,464 and 40,560,464 issued and outstanding
    For March 31, 2001.
  Additional Paid In Capital                                          5,445,587
  Treasury Stock                                                       (179,822)
  Retained Earnings                                                     554,572
                                                                     -----------
     TOTAL STOCKHOLDERS' EQUITY                                       5,861,173
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $8,806,410
                                                                     -----------

       See the accompanying notes to these unaudited financial statements

                                                        YP.NET,  INC.
                                        CONSOLIDATED  STATEMENTS  OF OPERATIONS
                  FOR THE THREE MONTHS AND SIX MONTHS  ENDED  MARCH  31,  2001  AND  MARCH  31,  2000

                                              Three  Month       Six Month       Three  Month         Six Month
                                                 Ended             Ended            Ended               Ended
                                            March 31, 2000    March 31, 2000    March 31, 2000    March 31, 2000
                                           ----------------------------------------------------------------------
                                                                          (unaudited)
INCOME
  Revenue                                  $     4,138,223   $     8,664,846   $     3,826,077   $     6,123,557
COST OF SALES                                    2,440,354         5,320,758         1,653,116         2,728,601
                                           ----------------  ----------------  ----------------  ----------------
GROSS PROFIT                                     1,697,869         3,344,088         2,172,961         3,394,956
                                           ----------------  ----------------  ----------------  ----------------

  SELLING EXPENSES                                  24,666            35,472               985            20,783

  GENERAL AND ADMINISTRATIVE                       564,800         1,138,504           777,242         2,312,101

  DEPRECIATION AND AMORTIZATION                    158,803           304,715           156,006           311.254
                                           ----------------  ----------------  ----------------  ----------------
    TOTAL EXPENSES                                 748,269         1,478,692           934,233         2,644,138
                                           ----------------  ----------------  ----------------  ----------------

    EARNINGS (LOSS) FROM OPERATIONS                949,599         1,865,397         1,238,728           750,818
                                           ----------------  ----------------  ----------------  ----------------

OTHER INCOME (EXPENSE)
  Other Income                                       6,776            16,212            13,204            35,247
  Interest Income/(Expense)                        (99,572)         (268,398)         (200,506)         (372,154)
                                           ----------------  ----------------  ----------------  ----------------
    TOTAL OTHER INCOME (EXPENSE)                   (92,796)         (252,186)         (187,302)         (336,907)
                                           ----------------  ----------------  ----------------  ----------------

  Net Income (Loss) Before Income Taxes            856,804         1,613,210         1,051,426           413,911

  Provisions for Income Taxes                      277,819           515,830          (100,494)              -0-
                                           ----------------  ----------------  ----------------  ----------------

NET INCOME (LOSS)                          $       578,984   $     1,097,380   $     1,151,920   $       413,907
                                           ================  ================  ================  ================

     EARNINGS (LOSS) PER SHARE:

       Basic Earnings (Loss) Per Share     $          0.01   $          0.03   $          0.03   $          0.01
                                           ================  ================  ================  ================

WEIGHTED AVERAGE NUMBER OF COMMON               39,667,871        40,108,701        40,695,622        40,230,409
                                           ================  ================  ================  ================
    SHARES OUTSTANDING

Diluted Earnings (Loss) Per Share          $          0.01   $          0.03   $          0.03   $          0.01
                                           ================  ================  ================  ================

WEIGHTED AVERAGE NUMBER OF COMMON               39,667,871        40,108,701        40,695,622        40,230,409
                                           ================  ================  ================  ================
AND COMMON SHARE EQUIVALENTS OUTSTANDING

      See the accompanying notes to these unaudited financial statements

                                                                YP.NET,  INC.
                                                 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                          FOR  THE  THREE  MONTHS  AND  SIX MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                                                Three           Six  Months           Three        Six  Months
                                                                Months             Ended              Months          Ended
                                                                Ended             March 31,       Ended  March      March 31,
                                                              March 31,             2001            31, 2000          2000
                                                                2001
                                                           ----------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                            (unaudited)
  Net Income                                               $       578,984   $     1,097,380   $     1,151,920   $       413,911
  Adjustments to reconcile net income to net cash used by
  operating activities.
    Depreciation and amortization                                   45,045            77,208            36,006            71,254
    Officers & Consultants paid with common stock                      -0-            59,700            25,691           763,169
    Common stock surrendered                                      (384,310)         (494,310)          120,000           240,000
    Amortization of intellectual property                          113,750           227,500               -0-               -0-
    Income tax benefit                                             277,819           515,830          (100,494)              -0-

  (Increase) decrease in assets
    Trade accounts receivable                                    1,140,986           888,099        (1,135,405)       (1,706,357)
    Customer acquisition costs                                         -0-           138,846           (45,237)          147,588
    Other Receivables                                                  -0-               -0-               -0-            77,182
    Prepaid and other current assets                               127,150           (57,503)              -0-          (116,231)
    Other assets                                                   (10,000)          (10,000)           (3,081)           31,368

  Increase (decrease) in liabilities
    Trade accounts payable                                        (547,225)          (39,439)              311            16,469
    Accrued liabilities                                            (92,241)         (281,707)          (69,222)         (195,226)
    Deferred revenue                                                   -0-               -0-               -0-           (81,190)
                                                           ----------------  ----------------  ----------------  ----------------
        NET CASH PROVIDED (USED) IN
        OPERATING ACTIVITIES                                     2,121,604           (19,511)         (338,062)        1,249,959
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                               (9,697)           (9,697)           (3,349)         (159,594)
                                                           ----------------  ----------------  ----------------  ----------------
        NET CASH USED BY INVESTING
        ACTIVITIES                                                  (9,697)           (3,349)         (159,594)           (9,697)
CASH FLOWS FROM FINANCING ACTIVITIES
    Advances from line of
    credit                                                             -0-               -0-            65,940           897,648
    Principal repayments on notes payable                       (1,237,631)       (2,059,559)         (100,000)         (550,665)
                                                           ----------------  ----------------  ----------------  ----------------
         NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                                   (2,059,559)          (34,060)          346,983        (1,237,631)
    NET INCREASE (DECREASE) IN CASH                                  2,630            52,349           (56,920)         (147,673)

       CASH AT BEGINNING OF PERIOD                                 269,331           219,613           164,570           255,323
                                                           ----------------  ----------------  ----------------  ----------------
          CASH AT END OF PERIOD                            $       271,961   $       271,961   $       107,650   $       107,650
                                                           ================  ================  ================  ================

       See the accompanying notes to these unaudited financial statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  AND  SIX  MONTHS  ENDED  MARCH  31,  2001  AND  MARCH  31, 2000

1.  Basis  of  Presentation

The accompanying unaudited financial statements represent the consolidated financial position of YP.Net, Inc. ("the Company") for the three and six months ended March 31, 2001 and 2000 include results of operations of the Company and Telco Billing, Inc. ("Telco"), its wholly owned subsidiary, and cash flows for the three and six months ended March 31, 2001 and 2000. These statements have been prepared in accordance with generally accepted accounting principles ("GAAP")for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three and six months period ended March 31, 2001 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 2000, including specifically the financial statements and notes to such financial statements contained therein.

2.  Summary  of  Significant  Accounting  Policies

The accounting policies followed by the Company, and the methods of applying those policies, which affect the determination of its financial position, results of operations and cash flows are summarized below:

Cash  and  Cash  Equivalents
----------------------------

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the Company and its wholly owned subsidiary, Telco. All intercompany accounts in consolidation have been eliminated.

Revenue  Recognition
--------------------

The Company's revenue is generated by customer subscription of directory and advertising services. Revenue is recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to transmit billing data that is forwarded to Local Exchange Carriers ("LECs"). Monthly subscription fees are included on the telephone bills of the LEC customers. The Company recognizes revenue based on net billings accepted by the LECs. Net billings result from gross submittals reduced by billing records rejected by the LEC's and adjusted for resubmittals. Revenue is reported gross of fees charged by the billing company and the LEC's.

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amounts for investments in marketable securities, trade accounts receivable, trade accounts payable, accrued liabilities and notes payable, approximate their fair value due to the short maturity of these instruments. The Company has determined that the recorded amounts approximate fair value.

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

3.  Business  Combination

On June 16, 1999, the Company exchanged 17,000,000 shares of its common stock for all of the common stock of Telco (2,000 shares).

4.  Intangible  Asset

In connection with the Company's acquisition of Telco, the Company is required to provide payment of licensing fees for the use of the Internet domain name or Universal Resource Locator ("URL") Yellow-Page.Net. The URL is recorded at its
                                    ---------------
cost net of accumulated amortization. The Company's management believes that the Company's business is dependent on its ability to utilize this URL given the recognition of the "yellow page" term. The Company's management believes that the current revenue and cash flow generated using the URL Yellow-Page.Net
                                                                 ---------------
substantiates the net book value of the asset. The Company will periodically analyze the net book value of this asset and determine if impairment has incurred. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement.

5.  Notes  Payable  and  Line  of  Credit

Notes payables are recorded and interest is accrued in accordance with the individual terms of each note. Notes payable at March 31, 2001 were as follows:

Note  1:  The  Company entered into an agreement with Finova Capital Corporation
-------
("Finova") for a $3,000,000 revolving line of credit with interest payable at the prime rate plus three percent. The amount available to be drawn under the line of credit is limited to 80% of eligible accounts receivable. At March 31, 2001 the line of credit had an outstanding balance of $499,992. Assets of the Company, specifically accounts receivables, secure the line of credit. The line of credit expires on August 31, 2003, and the institution may withdraw the line with a notification within 90 days. Finova gave notice that it desires to withdraw its line of credit. Since that time the Company has executed six forbearance agreements dated August 15, 2000, November 3, 2000, January 3, 2001,

February 8, 2001, March 8, 2001, and May 8, 2001 respectively. Each Forbearance Agreement has reduced the availability of funds to the Company from the Line of Credit. The January 3, 2001 forbearance reduced the line of credit from $1,500,000 to $1,000,000. The February 8, 2001 forbearance reduced the line of credit from $1,000,000 to a ceiling of $750,000. The March 8, 2001 forbearance reduced the line of credit from $750,000 to a ceiling of $500,000, April 8, 2001 reducing the line of credit from $500,000 to a ceiling of $250,000, and in May 8, 2001 again forbearance reduced the line of credit from $250,000 to a ceiling of $125,000. Management, with the co-operation of Finova had already reduced the outstanding Balance below the new ceiling prior to signing the new forbearance. The Company can draw funds against the ceiling so long as eligible accounts receivable, as collateral exceeds the ceiling. This existing forbearance expires June 8, 2001

Note  2:  The  Company  entered into a loan agreement with Mr. Joseph Van Sickle
-------
during the acquisition of Telco under which Mr. Van Sickle lent $2,000,000 to the Company. At March 31, 2001 this note payable had an outstanding balance of $524,726. Mr. Van Sickle is a shareholder of the Company and owns approximately one percent of the Company's outstanding stock. Mr. Van Sickle is not a member of management and currently has no position on the Board of Directors of the Company.

Note  3:  The Company entered into an agreement with Matthew & Markson, Ltd., an
-------
Antigua corporation ("M&M"), in conjunction with the acquisition of Telco for the license of the URL Yellow-Page.Net. The Company agreed to pay M&M
                            ---------------
$5,000,000  to  license  URL  Yellow-Page.Net.   At  March 31, 2001 the M&M note
                              ---------------
payable had an outstanding balance of $863,216. M&M owns approximately 20% of the Company's outstanding stock.

6.  Common  Stock

Transactions in the Company's common stock issued for the acquisition of assets, products, or services are accounted for at 90% of fair value. Fair value is determined based on the closing price of the Company's common stock on the date of the transaction, or the fair value of the asset, product, or service received.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference. See "Forward-Looking Statements" below.

OVERVIEW

     YP.Net, Inc. ("we" or "our" refers to the "Company")was originally incorporated in Nevada in 1996 as Renaissance Center, Inc. Renaissance Center and Nuclear Corporation merged in 1997. Our articles of incorporation were restated in July 1997 and our name was changed to Renaissance International Group, Ltd. Our name was later changed to RIGL Corporation in July 1998. With the acquisition of Telco Billing, Inc. ("Telco"), the Company shift of the focus of our business and changed its name to YP.Net, Inc., effective October 1, 1999. The new name was chosen to reflect our focus on our Internet-based yellow page services.

     We provide Internet-based yellow page listing services on our Yellow-Page.Net and YP.Net Web sites. We acquired Telco in June 1999, changing
---------------      ------
our primary business focus to become an Internet-based yellow page listing service. Our websites serve as a search engine for yellow page listings in the United States and Canada. We charge our customers for a preferred listing of their businesses on our websites.

     We have experienced continued increases in competition in the Internet yellow page market, and continue to seek joint venture and investment acquisition opportunities to potentially lessen the effects of competition in the electronic yellow page markets.

     We utilized direct mailings as our primary marketing program. We have experienced some attrition in our customer base since September 2000. However, we have implemented a customer contact programs with the goals of assisting us in maintaining our customer base and growing our customer base without direct mail marketing efforts. We resumed our direct mailing program in February 2001 on a limited basis. As of September 30, 2000, we had 130,592 customers subscribing to our services. As of March 31, 2001, we had 103,187 customers. We believe the decrease in our customer base for these periods was primarily the result of natural attrition we have not sent a direct mailer to customers since June 2000 due to our election to close any open issues with the Federal Trade Commission. We have continued our customer contact program to attempt to increase our customer satisfaction and limit customer attrition. This program has and will continue to provide decrease in attrition and better customer satisfaction.

     Expenditures related to professional fees were significant in the three and six months period ended March 31, 2001 and 2000. Management believes that these expenditures will not be as significant in future periods. Management also believes the professional fees expended to reach an agreement with the Federal Trade Commission has adversely effected our current earnings for the three month and six months ended March 31, 2001. Management is actively pursuing rescission and cancellation of certain common and preferred stock that was previously issued for services. Management has presently entered into a written offer to settle this dispute with some of the recipients and the return of approximately 66% of the disputed shares held by those recipients (approximately 82,000 shares). If offers to settle are rejected, legal action regarding the disputed shares may adversely affect our future earnings due to costs of potential litigation. If we are successful in canceling some or all of these shares, our total outstanding shares will decrease which could affect our earners per share.

     On March 9, 2001, the Company retained S.G. Martin Securities LLC to serve as its investment banker for a one year period commencing March 9, 2001. S.G. Martin will assist in implementing the Company's strategic business and capital formation plans and programs. They will also assist the Company in its presentation to the brokerage community and with introductions to security firms and brokers other than S.G.Martin.

     Our new co-branded syndication with I411.com has provided our preferred customers and those using our site to finds goods and services easier and faster. This arrangement has allowed us to have additional advertising space on our website which Management believes will bring in additional revenue. With I411.com powering our sites we will have more pages with our "Look and Feel". This has allowed us to have more control over content, which management believes will help attract more people to our site. The company now has the ability to sell syndicate yellow page sites. The company is already able to offer our client visible storefronts. Through visible storefronts our clients will be able to set up "Web Stores" easily and cheaply; complete with the ability to utilitized credit cards to process orders. Management is currently testing these products and believes that they have the potential to add income.

     Management believes that our Direct Response Program if partnered with other reputable companies could be an additional source of revenue. The Company has embarked on a program to find and solicit promotional partners for its Direct Response Program on a test basis.

RESULTS  OF  OPERATIONS

     Our Internet yellow page services is currently the sole source of our revenue. Revenues were $4,138,223 and $8,664,846 for the three and six month periods ended March 31, 2001, respectively, compared to $3,826,077 and $6,123,557 for three and six month periods ended March 31, 2000, respectively. Until other sources of revenue are developed, our total revenues will be directly dependent upon the number of customers subscribing to our preferred listing service. We are presently, seeking other revenue sources from advertising media through our new co-branding agreement with I411.com.

     Cost of Sales were $2,440,354 and $5,320,758 for three and six month periods ended March 31, 2001, respectively, compared to $1,653,116 and $2,728,601 for three and six month periods ended March 31, 2000, respectively. Cost of sales is comprised of dilution expenses, direct mailer marketing costs, allowances for bad debt and our billing costs. Dilution expenses include customer credits and any other receivable write-downs. Dilution expenses were approximately $1,754,068 for the three months ended March 31, 2001 compared to $945,000 for March 31, 2000. Cost of sales inclusive of dilution expenses has primarily increased because the expenses are directly related to the increase in revenue. Our cost of sales has increased also because an increase in dilution primarily due to the increase in competitive local exchange carriers (CLEC) that cannot be billed through the LEC's. We have made corrective steps to counter the increase in CLEC's by billing on credit cards and ACH.

     Selling expenses were $24,666 and $35,472 for three and six month periods ended March 31, 2001, respectively, compared to $985 and $20,783 for three and six month periods ended March 31, 2000, respectively. Selling costs are primarily associated with general advertising and marketing of other revenue sources.

     General and administrative expenses were $564,800 and $1,138,504 for three and six month periods ended March 31, 2001, respectively, compared to $777,242 and $2,312,101 for three and six month periods ended March 31, 2000, respectively. These costs are primarily related to customer service staffing, which we believe provides better service to our customers. For the three months ended March 31, 2001 our professional fees were 264,228 compared to $163,000 for March 31, 2000, due primarily to defending and negotiating with the Federal
Trade Commission related to the allegations that the Company engaged in the settlement of advertising in June 2000.

     Interest expense net of interest income was $92,796 and $252,186 for three and six month periods ended March 31, 2001, respectively, compared to $187,302 and $336,907 for three and six month periods ended March 31, 2000, respectively. Interest expense was a result of our outstanding debt. This outstanding debt included debt incurred in connection with the acquisition of the URL Yellow-Page.Net. The reduction in interest expense is due to a decrease in the
----------------
amount outstanding under our credit facility with Finova Capital Corporation, Matthew Markson Ltd, and to Joseph and Helen Van Sickle.

     Net Income was $578,985 or $.01 per diluted share, and $1,097,380 or $.03 per diluted share, for the three and nine month periods ended March 31, 2001, compared to $1,151,920, or $.03 per diluted share, and $413,907, or $.01 per diluted share, for the three and nine month periods ended March 31, 2000. Unlike prior periods the Net Income for the current period reflects the provision for income taxes required now that the tax loss carry forwards for Telco billing have all been utilized. The decrease in Net income is primarily due to the attrition of our customers from reduced marketing efforts due to the Federal Trade Commssion's requirements. We have made corrective changes to increase marketing efforts.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash provided by operating activities was $2,121,605 for the six months period ended March 31, 2001, compared to cash used by operating activities of ($338,062) for the six months period ended March 31, 2000. Revenue was generated solely from providing electronic yellow page listing advertising. Cash from operating activities for the six months period ended March 31, 2001 was used to increase our prepaid expenses ($57,503), and to decrease trade accounts receivables by $888,099; customer acquisition $138,846; trade accounts payable ($39,429); and accrued liabilities ($281,707). Cash in the six months period ended March 31, 2000 was generated by an increase in our accounts receivables $1,706,3577, in prepaid assets $116,231, and in accounts payable $16,469 and by decreases in customer acquisition costs $147,588; other receivables $77,182; accrued liabilities ($195,226); and deferred revenue ($81,190).

     Cash used by investing activities was $9,697 for the six month period ended March 31, 2001, compared to $159,594 for the six months ended March 31, 2000. We purchased additional computer equipment of $9,697 for March 31, 2001 compared to $159,594 for March 31, 2000.

     Cash provided by financing activities was $2,059,559 for six month period ended March 31, 2001, compared to cash provided by financing activities of $346,983 for the six months ended March 31, 2000. The cash used represents total payments made to reduce the principle balances of the outstanding notes for March 31, 2001. Cash provided by financing activities was $346,983 for the six months period ended March 31, 2000; we realized cash of $897,648 from advances on our line of credit and utilized $550,665 to pay notes payable. The $550,665 represents the total payments made to reduce the principal balances of the outstanding notes.

     We have an existing asset collateralized line of credit with Finova Capital Corporation ("Finova"). Because of certain defaults under the terms of the loan agreement, which occurred under prior management, Finova exercised its right to terminate the agreement. We have entered into letter agreements whereby Finova has agreed to forbear the exercise of any of its available remedies through June 8, 2001. Our line of credit has been reduced to $1,400,000 on November 6, 2000; reduced to $1,200,000 on December 5, 2000; reduced to $1,000,000 on January 6,

2001;  reduced  to $750,000 on February 8, 2001; reduced to $500,000 on March 8,
2001,  reduced  to  $250,000  April  8,  2001, reduced to $0.00 on June 8, 2001.
Management is seeking other potential lenders that specialize in financing businesses utilizing LEC billings. We do not anticipate these changes to have an adverse affect on our ability to continue operating at our current levels.

OTHER  CONSIDERATIONS

     There are numerous factors that affect the Company business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of our business activities, the level of demand for our services, the level and intensity of competition in the Internet-based yellow page industry and the pricing pressures that may result, our ability to develop new services based on new or evolving technology and the market's acceptance of those new services, our ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities.

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

     We settled YP.Net, Inc vs. BJM Consulting, Inc. ("BJM") on January 11, 2001. BJM has agreed to return 500,000 shares of the Company's common stock that was issued by prior management and has agreed to return the stock since they did not perform the services required by its contract. By a further prior agreement YP.Net purchased additional consulting services from BJM Consulting Inc. Payment for those new services that began in October of 2000 was 500,000 shares of common stock and was to be paid in full upon completion and was not deemed earned until fully completed. Those service were to include but not be limited to advise the Company on the availability of potential lenders in the Company's market niche, assist in evaluating potential Public Relation firms and Investor Relations firms, and contact market makers to regain our listing on the OTC:
Bulletin Board and to provide other financial services. These services will be rendered in a three months period and was completed during this period. No other material developments have occurred in any of these proceedings. The costs associated with these legal proceedings could be significant and could adversely affect the results of our future operations. An unfavorable result in any of these proceedings could also adversely affect our operations. The stock issued to BJM Consulting, Inc. is restricted common shares under 144 rules with a one-year restriction. The stock has been recorded at 90% of average bid and ask price as of January 11, 2001.

     On June 26, 2000 the Federal Trade Commission ("FTC") filed a complaint against the Company and other defendants alleging that the Company and other defendants were engaged in deceptive advertising practices and sought a preliminary injunctive and the appointment of a receiver business and to freeze all our assets. The alleged deceptive practices related to a check mailer solicitation utilized in our marketing activities. On July 13, 2000, YP.Net and all other defendants entered into a global settlement with the FTC, resulting in dismissal of the receiver and termination of the asset freeze. Subsequently, we have met with the FTC and anticipate a final settlement of the matter to be negotiated. The legal fees and litigation related to the FTC allegation have adversely affected our profitability and caused our marketing efforts to be greatly curtailed. We have entered into a Stipulated Final Judgement and Order For Permanent Injunction and other Equitable Relief with the FTC. We are waiting final signature from the Honorable Stephen M. McNamee and at that time the order will become permanent. The company has never admitted liability. The order, in the opinion of management, should not materially and adversely effect the Company's business.


ITEM  2.  CHANGES  IN  SECURITIES

     In January 11, 2001 YP.Net issued 500,000 common shares to BJM Consulting, Inc. as payment for completion of specific services rendered. In a separate agreement that resolved a dispute between the parties BJM Consulting, Inc, agreed to return all of the pervious shares received for work not completed in the amount of 500,000 common shares. (Refer to Part II, Item 1 "Legal Proceedings") The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

10.1     S.G.  Martin  Securities  LLC

REPORTS  ON  FORM  8-K

     No reports on Form 8-K were filed during the three months ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                              YP.NET,  INC.




Dated:  March  15,  2001      By      /s/  Angelo  Tullo
                                    -----------------------------------------
                                     Angelo  Tullo,  Chairman  of  the  Board