Form 10QSB
period 2001-06-30
YP NET INC
filed 2001-08-14
CIK 1045742

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              ____________________
                                   FORM 10-QSB
                              ____________________

(Mark  One)
[X]  Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of
          the  Securities  Exchange  Act  of  1934

For  the  quarterly  period  ended  June  30,  2001

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

     The number of shares of the issuer's common equity outstanding as of August 1, 2001 was 40,615,464 shares of common stock, par value $.001.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes              No   X
     ---             ---

                                  YP.NET, INC.
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED JUNE 30, 2001

     TABLE  OF  CONTENTS

     PART  I
                               FINANCIAL  INFORMATION                       PAGE

Item  1.  Financial  Statements
  Consolidated Comparative  Balance  Sheets
    as  of  June  30,  2001                                                    2
  Consolidated  Statements  of  Operations
    for  the  Three  Months  and  Nine  Months  Ended  June  30, 2001
    (unaudited) and 2000 (unaudited)                                           3
  Consolidated  Statements  of  Cash  Flows
    for  the  Three  Months  and  Nine  Months  Ended  June  30, 2001
    (unaudited)  and  2000  (unaudited)                                        4

  Notes  to  the  Consolidated  Financial  Statements                        5-7

Item  2.  Management's Discussion and Analysis of Financial Condition and
          Results  of  Operations                                           8-11

                                     PART II
                                OTHER INFORMATION

Item  1.  Legal  Proceedings                                               11-12
Item  2.  Changes  in  Securities                                             13
Item  6.  Exhibits  and  Reports  on  Form  8-K                               13


                                   SIGNATURES

                         PART I - FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

                                  YP.NET, INC.
                                  CONSOLIDATED
                                  BALANCE SHEETS
                               AS OF JUNE 30, 2001
                                     ASSETS
                                                     JUNE 30, 2001
                                                      (unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                           $    51,087
  Accounts Receivable                                   2,951,804
  Prepaid Expenses                                        114,478
  Direct Response Marketing - Net                         210,166
  Deferred income taxes                                 1,018,291
                                                      ------------
     TOTAL CURRENT ASSETS                               4,345,826
                                                      ------------
PROPERTY AND EQUIPMENT:
  Furniture and Fixtures                                  197,260
  Equipment & Computer Equipment                          261,981
  Leasehold Improvements                                  319,150
LESS: Accumulated Depreciation and Amortization          (377,214)
                                                      ------------
     TOTAL PROPERTY AND EQUIPMENT                         401,177
                                                      ------------
OTHER ASSETS:
  Notes Receivables                                       129,273
  Intangible Assets                                     5,010,000
  Deposits                                                 40,064
LESS: Accumulated Amortization                           (970,416)
                                                      ------------
     TOTAL OTHER ASSETS                                 4,208,921
                                                      ------------
     TOTAL ASSETS                                       8,955,924
                                                      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade Accounts Payable                                  118,525
  Income Taxes Payable                                  1,212,681
  Short-Term Notes Payable - Note 1                       524,726
  Short-Term Notes Payables - Note 2                      708,781
                                                      ------------
     TOTAL CURRENT LIABILITIES                          2,564,713
                                                      ------------
LONG-TERM LIABILITIES:

  Deferred income taxes                                   105,868
                                                      ------------
     TOTAL LONG-TERM LIABILITIES                          105,868
                                                      ------------
     TOTAL LIABILITIES                                  2,670,581
                                                      ------------
STOCKHOLDER' EQUITY:
  Common Stock $.001 par value, 50,000,000 shares          40,836
    40,615,464 and 40,560,464 issued and outstanding
    For June 30, 2001.
  Additional Paid In Capital                            5,445,587
  Treasury Stock                                         (179,822)
  Retained Earnings                                       978,742
                                                      ------------
     TOTAL STOCKHOLDERS' EQUITY                         6,285,343
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 8,955,924
                                                      ------------

       See the accompanying notes to these unaudited financial statements

                                                 YP.NET, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000


                                             THREE MONTH      NINE MONTH       THREE MONTH      NINE MONTH
                                                ENDED            ENDED            ENDED            ENDED
                                            JUNE 30, 2001    JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2000
                                           ------------------------------------------------------------------
                                                                      (unaudited)
INCOME
  Revenue                                  $    4,033,088   $   13,098,596   $    4,247,263   $   10,370,820

COST OF SALES                                   2,484,985        7,811,691        2,238,838        4,967,439
                                           ---------------  ---------------  ---------------  ---------------
GROSS PROFIT                                    1,548,103        5,286,905        2,008,425        5,403,382
                                           ---------------  ---------------  ---------------  ---------------

  SELLING EXPENSES                                 14,623           50,095            2,149           22,932

  GENERAL AND ADMINISTRATIVE                      667,216        2,188,773          629,267        2,941,367

  DEPRECIATION AND AMORTIZATION                   151,536          456,251          154,930          466,185
                                           ---------------  ---------------  ---------------  ---------------
    TOTAL EXPENSES                                833,375        2,695,119          786,346        3,430,483
                                           ---------------  ---------------  ---------------  ---------------

    EARNINGS (LOSS) FROM OPERATIONS               714,729        2,591,786        1,222,080        1,972,898
                                           ---------------  ---------------  ---------------  ---------------

OTHER INCOME (EXPENSE)
  Other Income                                         57              121           10,270           45,518
  Interest Income/(Expense)                       (96,418)        (364,880)        (199,541)        (571,695)
                                           ---------------  ---------------  ---------------  ---------------
    TOTAL OTHER INCOME (EXPENSE)                  (96,361)        (364,759)        (189,271)        (526,178)
                                           ---------------  ---------------  ---------------  ---------------

  Net Income (Loss) Before Income Taxes           618,367        2,227,027        1,032,809        1,446,721

  Provisions for Income Taxes                     189,515          705,345              -0-         (100,494)
                                           ---------------  ---------------  ---------------  ---------------

NET INCOME (LOSS)                          $      428,852   $    1,521,682   $    1,032,809   $    1,547,215
                                           ===============  ===============  ===============  ===============

    EARNINGS (LOSS) PER SHARE:

     Basic Earnings (Loss) Per Share       $         0.01   $         0.04   $         0.03   $         0.04
                                           ===============  ===============  ===============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON              40,615,464       40,362,083       40,986,354       40,516,876
                                           ===============  ===============  ===============  ===============
  SHARES OUTSTANDING

     Diluted Earnings (Loss) Per Share     $         0.01   $         0.04   $         0.03   $         0.04
                                           ===============  ===============  ===============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON              40,615,464       40,362,083       40,986,354       40,516,876
                                           ===============  ===============  ===============  ===============
AND COMMON SHARE EQUIVALENTS OUTSTANDING

       See the accompanying notes to these unaudited financial statements

                                                        YP.NET, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                                                            THREE MONTHS      NINE MONTHS     THREE MONTHS      NINE MONTHS
                                                                ENDED            ENDED            ENDED            ENDED
                                                            JUNE 30, 2001    JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2000
                                                           ------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                 (unaudited)
  Net Income                                               $      428,852   $    1,521,682   $    1,032,809   $    1,547,215
  Adjustments to reconcile net income to net cash used by
  operating activities.
    Depreciation and amortization                                  39,452          121,211           37,014          108,268
    Officers & Consultants paid with common stock                     -0-           59,700          115,500          878,669
    Common stock surrendered                                          -0-         (494,310)             -0-              -0-
    Amortization of intellectual property                         107,402          334,902          117,917          357,917
    Income tax benefit                                            189,515          705,345              -0-         (100,494)

  (Increase) decrease in assets
    Trade accounts receivable                                    (134,021)         754,078         (373,548)      (2,079,905)
    Customer acquisition costs                                   (210,166)         (71,320)         (79,569)          68,019
    Other Receivables                                            (129,273)        (129,273)             -0-           77,182
    Prepaid and other current assets                              155,556           98,053           30,550          (85,681)
    Other assets                                                  (16,777)         (26,777)             -0-           31,368

  Increase (decrease) in liabilities
    Trade accounts payable                                         54,947           15,508           18,444           34,913
    Accrued liabilities                                           (46,494)        (328,201)        (339,402)        (534,628)
    Deferred revenue                                                  -0-              -0-              -0-          (81,190)
                                                           ------------------------------------------------------------------
        NET CASH PROVIDED (USED) IN
        OPERATING ACTIVITIES                                      438,993        2,560,598          559,715          221,654

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                              (5,441)         (15,138)         (30,037)        (186,631)
                                                           ------------------------------------------------------------------
        NET CASH USED BY INVESTING
        ACTIVITIES                                                 (5,441)         (15,138)         (30,037)        (186,631)

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from line of credit                                        -0-              -0-           87,275          984,923
  Principal repayments on notes payable                          (654,427)      (2,713,986)        (600,512)      (1,151,178)
                                                           ------------------------------------------------------------------
        NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                                     (654,427)      (2,713,986)        (513,237)        (166,255)

      NET INCREASE (DECREASE) IN CASH                            (220,875)        (168,526)          16,441         (131,232)

        CASH AT BEGINNING OF PERIOD                               271,962          219,613          107,650          255,323
                                                           ------------------------------------------------------------------
        CASH AT END OF PERIOD                              $       51,087   $       51,087   $      124,091   $      124,091
                                                           ==================================================================

              See the accompanying notes to these unaudited financial statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  AND  NINE  MONTHS  ENDED  JUNE  30,  2001  AND  JUNE  30,  2000

1.  Basis  of  Presentation

The accompanying unaudited financial statements represent the consolidated financial position of YP.Net, Inc. ("the Company") for the three and nine months ended June 30, 2001 and 2000 include results of operations of the Company and Telco Billing, Inc. ("Telco"), its wholly owned subsidiary, and cash flows for the three and nine months ended June 30, 2001 and 2000. These statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three and nine months period ended June 30, 2001 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 2000, and Form 10-KSB/A for the year ended September 30, 2000 including specifically the financial statements and notes to such financial statements contained therein.

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

3.  Business  Combination

On June 16, 1999, the Company exchanged 17,000,000 shares of its common stock for all of the common stock of Telco, which were 2,000 shares.

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

5.  Notes  Payable  and  Line  of  Credit

Notes payables are recorded and interest is accrued in accordance with the individual terms of each note. Notes payable at June 30, 2001 were as follows:

Note  1:  The  Company  entered into a loan agreement with Mr. Joseph Van Sickle
-------
during the acquisition of Telco under which Mr. Van Sickle lent $2,000,000 to the Company. At June 30, 2001 this note payable had an outstanding balance of $524,726. Mr. Van Sickle is a shareholder of the Company and owns approximately one percent of the Company's outstanding stock. Mr. Van Sickle is not a member of management and currently has no position on the Board of Directors of the Company.

Note  2:  The Company entered into an agreement with Matthew & Markson, Ltd., an
-------
Antigua corporation ("M&M"), in conjunction with the acquisition of Telco for the license of the URL Yellow-Page.Net. The Company agreed to pay M&M
                            ---------------
$5,000,000  to  license  URL  Yellow-Page.Net.   At  June  30, 2001 the M&M note
                              ---------------
payable had an outstanding balance of $708,781. M&M owns approximately 23% of the Company's outstanding stock.

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

OVERVIEW

     YP.Net, Inc. ("we" or "our" refers to the "Company") was originally incorporated in Nevada in 1996 as Renaissance Center, Inc. Renaissance Center and Nuclear Corporation merged in 1997. Our articles of incorporation were restated in July 1997 and our name was changed to Renaissance International Group, Ltd. Our name was later changed to RIGL Corporation in July 1998. With the acquisition of Telco Billing, Inc. ("Telco"), the Company shifted its focus of business and changed its name to YP.Net, Inc., effective October 1, 1999. The new name was chosen to reflect our focus on our Internet-based yellow page services.

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

     We utilized direct mailings as our primary marketing program. We have experienced some attrition in our customer base since September 2000. However, we have implemented a customer contact programs with the goals of assisting us in maintaining our customer base and growing our customer base without direct mail marketing efforts. We resumed our direct mailing program in February 2001 on a limited basis. As of September 30, 2000, we had 130,592 customers subscribing to our services. As of June 30, 2001, we had 99,862 customers. We believe the decrease in our customer base for these periods was primarily the result of natural attrition we have not sent a direct mailer to customers since June 2000 due to our election to close any open issues with the Federal Trade Commission. We have continued our customer contact program to attempt to increase our customer satisfaction and limit customer attrition. This program has and will continue to provide decrease in attrition and better customer satisfaction.

     On July 30, 2001 the Company received a signed Stipulated Final Judgment and Order for Permanent Injunction and other Equitable Relief. The Company and the Federal Trade Commission agreed to this stipulation and the complaint states a claim upon which relief may be granted against the Company. There have been no findings or admissions of any wrongdoing by the Company. The Company has been restrained from using the word "rebate" on their solicitation and must state that the mailer is a solicitation of goods and services. The Company is also not allowed to use the "walking fingers" logo and we are also required to allow a refund to our customers from 90 days to 120 days. The Company has begun a test solicitation of 250,000 mail pieces incorporating all of the Federal Trade Commission changes in different formats. The Company will evaluate the results. Before resuming a regular mail solicitation program over 3000 new customers have responded to our test mailers. The above four items, and others have been adhered to by the Company in all of its future direct mailers. The Company has replace all direct mailers with the required stipulations set forth by the Federal Trade Commission. All parties have been exonerated of the preliminary injunction filed on June 26, 2000.

     Expenditures related to consulting fees were significant in the three and nine months period ended June 30, 2001 and 2000. Management believes that these expenditures will not be as significant in future periods. The consulting fees expended were to implement policy and procedures to comply with the stipulated order from the Federal Trade Commission and these expenses have adversely affected our current earnings for the three months and nine months ended June 30, 2001.

     Management is actively pursuing rescission and cancellation of certain common and preferred stock that was previously issued for services. The preferred shares that were issued by prior management of 1,500,000 of preferred shares have been cancelled and will not be converted and any person or entity holding the preferred shares should contact current management.

     Management has presently entered into a written agreement to settle and return of 1,425,334 shares of common stock that was issued by prior management to Hudson Consulting Group, Inc. The parties had prior offers to settle the dispute over the issuance of common stock to Hudson Consulting Group, Inc. by prior management however the Company later settled the matter at a mediation hearing on July 16, 2001 for $85,000. The current management of the Company was informed that the owners of Hudson Consulting Group Inc., Allen Wolfson, was barred from working in the securities industry by the Securities Exchange Commission. Current management has also assured the NASD Regulation that prior management is no longer an employee, officer, or director of YP.Net. The cancellation of these shares will decrease our total outstanding shares, which will affect our earners per share.

     Our co-branded syndication with I411.com has provided our preferred customers and those using our site to find goods and services easier and faster. This arrangement has allowed us to have additional advertising space on our website which Management believes will bring in additional revenue. With I411.com powering our sites we will have more pages with our "Look and Feel". Management believes this syndication will help attract more people to our site. The company now has the ability to sell syndicate yellow page sites. The company is already able to offer our client visible storefronts. Through visible storefronts our clients will be able to set up "Web Stores" easily and cheaply; complete with the ability to utilitized credit cards to process orders. Management is currently testing these products and believes that they have the potential to add income. Management is also in the process of expanding its syndication revenue by offering web page designs and maps for Internet yellow page customers. We presently have approximately 3 million hits per month, which we believe will expend our customer base.

     Management believes that our Direct Response Program if partnered with other reputable companies could be an additional source of revenue. The Company has embarked on a program to find and solicit promotional partners for its Direct Response Program on a test basis.

RESULTS  OF  OPERATIONS

     Our Internet yellow page service is currently the sole source of our revenue. Revenues were $4,033,088 and $13,098,596 for the three and nine months period ended June 30, 2001, compared to $4,247,263 and $10,370,820 for three and nine months period ended June 30, 2000, respectively. Until other sources of revenue are developed, our total revenues will be directly dependent upon the number of customers subscribing to our preferred listing service. We are presently, seeking other revenue sources from advertising media through our new co-branding agreement with I411.com and syndication programs being developed.

     Cost of Sales were $2,484,985 and $7,811,691 for three and nine months period ended June 30, 2001, compared to $2,238,838 and $4,967,439 for three and nine months period ended June 30, 2000, respectively. Cost of sales is comprised of dilution expenses, allowances for bad debt, direct mailer marketing costs, and our billing costs. Dilution expenses include customer credits and any other receivable write-downs. Dilution expenses were approximately $1,171,935 for the three months ended June 30, 2001 compared to $1,216,829 for June 30, 2000. Cost of sales inclusive of dilution expenses has primarily increased because the expenses are directly related to the increase in revenue. Our cost of sales has increased also because an increase in dilution primarily due to the increase in competitive local exchange carriers (CLEC) that cannot be billed through the LEC's. Our dilution costs have also increased and we have reconciled the dilution expense to our data provided by the billing companies and have found unanswered and irreconcilable differences. We are presently requesting and audit of these differences and are awaiting the results. In our financial statements for the period ending we have recorded a more conservative amount of dilution. Therefore, any offsets will affect our net income. We have also made corrective steps to counter the increase in CLEC's by billing on credit cards and ACH.

     Selling expenses were $14,623 and $50,095 for three and nine months period ended June 30, 2001, compared to $2,149 and $22,932 for three and nine months period ended June 30, 2000, respectively. Selling costs are primarily associated with general advertising and marketing of other revenue sources.

     General and administrative expenses were $667,216 and $2,188,773 for three and nine months period ended June 30, 2001, compared to $629,297 and $2,941,367 for three and nine months period ended June 30, 2000, respectively. These costs are primarily related to staffing, which we believe provides better service to our customers. For the three months ended June 30, 2001 our professional fees were 93,432 compared to $121,724 for June 30, 2000, the decrease is primarily due to the final settlement of defending and negotiating with the Federal Trade Commission related to the allegations that the Company engaged in deceptive advertising. We settled with the Federal Trade Commission and entered into a final stipulated order for permanent injunction or other equitable relief on July 30, 2001. There were not finding or admissions of any wrongdoing.

     Interest expense net of interest income was $96,418 and $364,880 for three and nine months period ended June 30, 2001, compared to $199,541 and $571,695 for three and nine months period ended June 30, 2000, respectively. Interest expense was a result of our outstanding debt. This outstanding debt included debt incurred in connection with the acquisition of the URL Yellow-Page.Net. The
                                                            ----------------
reduction in interest expense is due to the payoff of our credit facility with Finova Capital Corporation, and the reduction of Matthew Markson Ltd, and Joseph and Helen Van Sickle.

     Net Income before income taxes was $618,367 and net income was $428,852 or $.01 per diluted share, and $2,227,027 net income before income tax and net income was $1,521,682 or $.04 per diluted share, for the three and nine month periods ended June 30, 2001, compared to $1,032,809 net income before income taxes and $1,032,809 net income, or $.03 per diluted share, and $1,446,721 net income before income taxes and $1,547,215 net income, or $.04 per diluted share, for the three and nine month periods ended June 30, 2000. The decrease in Net income is primarily due to the attrition of our customers from reduced marketing efforts due to the Federal Trade Commission's requirements. We have received a final settlement with the Federal Trade Commission we have received a final stipulation order for permanent injunction of other equitable relief on July 30, 2001. We have made now resumed our marketing efforts and have incorporated the corrective changes to our direct mailer to comply with the changes required. We have reconciled the dilution expense to our data provided by the billing companies and have found unanswered and irreconcilable differences. We are presently requesting and audit of these differences and are awaiting the results. In our financial statements for the period ending we have recorded a more conservative amount of dilution. Therefore, any offsets will affect our net income. We anticipate increasing marketing efforts in our fourth quarter ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash provided by operating activities was $2,560,598 for the nine months period ended June 30, 2001, compared to cash provided by operating activities of 221,654 for the nine months period ended June 30, 2000. Revenue was generated solely from providing electronic yellow page listing advertising. Cash from operating activities for the nine months period ended June 30, 2001 was used to increase our customer acquisition costs ($71,320), other accounts receivables ($129,273), and security deposits ($26,777), and to decrease trade accounts receivables by $754,078, prepaid expenses $98,053, and accrued liabilities ($328,201). Cash in the nine months period ended June 30, 2000 was generated by an increase in our accounts receivables ($2,079,905), in prepaid assets ($85,681), and by decreases in accrued liabilities ($534,628), deferred revenue ($81,190) and customer acquisition costs $68,019.

     Cash used by investing activities was $15,138 for the nine months period ended June 30, 2001, compared to $186,631 for the nine months ended June 30, 2000. We purchased additional computer equipment of $15,138 for June 30, 2001 compared to $186,631 for June 30, 2000.

     Cash used by financing activities was $2,713,986 for nine months period ended June 30, 2001, compared to cash used by financing activities of $166,255 for the nine months ended June 30, 2000. The cash used by financing activities of $2,713,986 represents total payments made to reduce the principle balances of the outstanding notes for June 30, 2001. Cash used by financing activities was $166,255 for the nine months period ended June 30, 2000; we realized cash of $984,923 from advances on our line of credit and utilized $1,151,178 to pay notes payable.

     We have paid off our credit facility with Finova Corporation on June 8, 2001. Management is seeking other potential lenders that specialize in financing businesses utilizing LEC billings. We do not anticipate these changes to have an adverse affect on our ability to continue operating at our current levels.

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

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-KSB and Form 10-KSB/A which is incorporated by reference in this Form 10-QSB.

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC, including the Form 10-KSB and 10-KSB/A, may be accessed at the SEC's Web site, www.sec.gov.
                                      ------------


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     YP.Net is involved in various legal proceedings and claims as described in our Form 10-KSB and Form 10-KSB/A for the year ended September 30, 2000.

     We have settled through a mediation hearing with Hudson Consulting Group, Inc. on July 16, 2001. Prior management issued 1,425,334 shares of common stock to Hudson Consulting Group, Inc. for service to include but not be limited to advise the Company on the availability of potential lenders in the Company's market niche, assist in evaluating potential Public Relation firms and Investor Relations firms, and contact market makers and to provide other financial services. These services were never rendered, since Allen Wolfson, the owner of Hudson Consulting Group, Inc., and was barred from working in the securities industry by the Securities Exchange Commission. The Company agreed to pay $85,000 for the return of 1,425,334 shares of its common stock. The results of these proceedings will reduce the number of common stock outstanding and increase our earning per share.

     On June 26, 2000 the Federal Trade Commission ("FTC") filed a complaint against the Company and other defendants alleging that the Company and other defendants were engaged in deceptive advertising practices and sought a preliminary injunctive and the appointment of a receiver business and to freeze all our assets. The alleged deceptive practices related to a check mailer solicitation utilized in our marketing activities. On July 13, 2000, YP.Net and all other defendants entered into a global settlement with the FTC, resulting in dismissal of the receiver and termination of the asset freeze. The legal fees and litigation related to the FTC allegation have adversely affected our profitability and caused our marketing efforts to be greatly curtailed. We have entered into a Stipulated Final Judgement and Order For Permanent Injunction and other Equitable Relief with the FTC on July 30, 2001. Which Judge Stephen Macnamee has now signed. The company has never admitted liability. In this order we are required to modify our direct mailer that are mailed to our customers. There have been no findings or admissions of any wrongdoing by YP.Net, Inc. The order, in the opinion of management, should not and has not materially and adversely affect the Company's business.

     ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

10.1     Federal  Trade  Commission  Settlement  Agreement

10.2     Hudson  Consulting  Group,  Inc.  Settlement  Agreement

REPORTS  ON  FORM  8-K

     No reports on Form 8-K were filed during the three months ended June 30, 2001.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                              YP.NET,  INC.


Dated:  August 14, 2001                  By /s/ Angelo Tullo
                                            ------------------------
                                            Angelo Tullo, Chairman of the Board