Form 10KSB/A
period 2000-09-30
YP NET INC
filed 2001-08-16
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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
                                                                        -    -

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

     The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on July 24, 2001 was approximately $6,460,919.

     The number of shares outstanding of the registrant's classes of common stock, as of July 24, 2001 was 43,072,798.

     Transitional Small Business Disclosure Format (check one): Yes    No  X.
                                                                     -     -

                                    AMENDMENT

The Annual Report filed on Form 10-KSB pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000 filed by YP.Net, Inc. (the "Company") on January 16, 2001, is amended to add the information required by Part III of Form 10-KSB as the Company's Proxy Statement on Schedule 14A was not filed within 120 days of the filing of the 10-KSB and did not incorporate the information required by Part III by reference:

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The directors and executive officers of YP.Net, their ages and positions are as follows:

NAME                    AGE  POSITIONS HELD(1)
----------------------  ---  -----------------
Angelo Tullo             44  Chairman of the Board, Director, Chief
                             Executive Officer and President
Walter Vogel             61  Vice Chairman of the Board, Director
Gregory B. Crane         36  Director
Daniel L. Coury, Sr.     47  Director
Harold A. Roberts        75  Director
Wallace Olsen            59  Director
DeVal Johnson            35  Director
Daniel Madero            36  Director of Operations
Pamela J. Thompson CPA   38  Chief Financial Officer, Treasurer,
                             Secretary

(1) All current directors serve until the next annual shareholders meeting or their earlier resignation or removal.

     Angelo Tullo has served as the Chairman of the Board of YP.Net since February 2000. Mr. Tullo was hired as Chief Executive Officer and President on September 10, 2000. Mr. Tullo is the president of Sunbelt Financial Solutions, Inc., an investment banking and consultant firm in Scottsdale, Arizona. For over twenty years, Mr. Tullo has been active as a business consultant. Mr. Tullo has actively worked with commercial financing and factoring for the past ten years. He has owned and operated factoring companies, leasing companies, consulting companies, wholesale companies, professional employment organizations, insurance agencies, heating and air-conditioning contractors, retail oil companies, real estate companies and restaurants. He is a former member of the CEO Club in New York.

     In February 2000, American Business Funding Corp. filed for protection under Chapter 11 of the Bankruptcy Code in the Federal District Court of Arizona. Mr. Tullo had previously been a director, officer and shareholder of American Business Funding prior to the time of its bankruptcy filing. Mr. Tullo and his former fellow shareholders have been involved in intense litigation regarding certain activities of one of the directors and a group of individuals that worked directly for that director. Mr. Tullo has been active during that entire time to protect the interests of all creditors in that case. That particular director's designees are still in control of the company and counterclaims have been filed.

     Walter Vogel. Mr. Vogel has been a director of YP.Net since February 2000 and was previously a member of its board from March to October 1998. Mr. Vogel has been involved extensively in international business for many years. From 1996 to present, Mr. Vogel has been the owner and president of MC Management GmbH, a business-consulting firm in Ottenfing, Germany. Mr. Vogel has served as a director of several companies both in the United States and Europe.

     Gregory B. Crane. Mr. Crane has been a director of YP.Net since February, 2000 and also served as its Director of Operations from February 2000 to September 2000. From September 1998 to June 1999, Mr. Crane was the General Manager of Telco Billing, Inc. ("Telco"). Mr. Crane owned and operated several businesses, including residential and commercial builders, multi-state mail order, and document-preparation companies, and was also the creator of the Yellow-Page.Net concept. Mr. Crane is a former member of the Young
---------------
Entrepreneur's  Organization  ("YEO").

In connection with providing homestead declaration document preparation and filing services, Mr. Crane and certain of these businesses have been subject to injunctive actions brought by the states of Arizona, Florida, Texas and Washington. These actions generally raised legal questions concerning mailer solicitations for document preparation services. Mr. Crane and various of the state plaintiffs have entered into consent orders in connection with these actions that required the modification of mailers and the payment of civil penalties, restitution, and attorneys' fees. The use of the mail solicitation for document preparation services was prohibited in the State of Washington. Mr. Crane voluntarily entered into an agreement with the State of Florida in connection with these matters and due to an error in type size made by the printing company; Mr. Crane technically violated that order. In connection with that violation of the Florida order, Mr. Crane is subject to a judgment in the amount of approximately $1.4 million, plus accrued interest. Mr. Crane is attempting to resolve the Florida judgment.

Mr. Crane was also named in the action filed by the Federal Trade Commission ("FTC") against YP.Net and has been included in the stipulated preliminary order entered into by YP.Net and the FTC and approved by the FTC. The Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief by and between the FTC, Mr. Crane, Telco and YP.Net and others (the "Order") places certain restrictions on the way mail solicitations will appear. The Order has been approved by the U.S. District Court Judge and the matter is closed with no findings of wrong doing on the part of the company, its officers and directors or Mr. Crane. The Company believes that the Judgment will not adversely affect its operations. See "Legal Proceedings" in the Company's Form 10-KSB, filed with the SEC on January 14, 2001, for additional information.

     Daniel L. Coury. Mr. Coury has served as a director of YP.Net since February 2000. For the last ten years, Mr. Coury's principal business has been Mesa Cold Storage, Inc., which owns and operates the largest cold storage facilities in Arizona. He is also involved in the ownership and operation of various real estate interests and business ventures.

     Harold Roberts. Mr. Roberts has served as a director of YP.Net since February, 2000 and previously served as a director of its predecessor from 1994 to 1998. Mr. Roberts has practiced law in Santa Fe, New Mexico since 1955 and since 1975 has engaged primarily in matters regulated by various regulatory agencies, including the Securities and Exchange Commission. He has served as a director and president of SunRay Oil Company, a company engaged in drilling, exploration and distribution, from 1996 to present, as a director and officer of Candu, Inc., a company engaged in electronic marketing, from 1985 to the present, and as a director and president of Verilite Aircraft Corporation, a company engaged in aircraft development, from 1994 to the present. Mr. Roberts is a graduate of the University of Colorado Law School.

     Wallace Olsen, Jr. Mr. Olsen is currently President of Venture 32 L.L.C., of Phoenix, AZ., a real estate development and operation company specializing in commercial real estate and office buildings. Since 1995, he is also chief executive officer of ITCOB, L.L.C., of Boston, MA., a large distributor of International parts and trucks in New England. Mr. Olsen is also President and Treasurer of Alternative Senior Care, L.L.C., "ASO" in Sanford, FL., a company providing health care services to people who have dementia or are in need of extended congregate care. ASO also provides for Assisted Living residents. Since 1995 Mr. Olsen has served as President of Kenilworth Capital Corporation, in Kenilworth, NJ., which owns and operates hotels and restaurants. Over the last 20 years, Mr. Olsen has been associated either as an owner or in an executive capacity with the following industries, Architectural Millwork, Glass-Mirror, Motion Pictures, Printing, and Transportation.

     DeVal Johnson. Mr. Johnson has served as a director since October 1999. Mr. Johnson was the graphics designer and director of Telco Billing from September 1998 until June 1999 when the Company acquired it. Mr. Johnson was responsible for the design of the in-house sales presentation and creation of the corporate logo and image for YP.Net. From 1995 through 1998, Mr. Johnson was a graphics designer for Print Pro, Inc. Mr. Johnson is actively involved with Website promotion, interactive design and Internet advertising. Mr.
Johnson also serves as an officer and board member of Simple.Net a national Internet service provider.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Based solely on review of reports under Section 16(a) of the Securities Exchange Act of 1934, as amended, that were filed by executive officers and directors and beneficial owners of 10% or more of YP.Net's common stock during the fiscal year ended September 2000, to the best of the Company's knowledge, all 16(a) filing requirements have been made through the fiscal year ended September 30, 2000. This information is based on a review of Section 16(a) reports furnished to YP.Net and other information.

ITEM  10.     EXECUTIVE  COMPENSATION

Officer  Compensation

     The following table reflects all forms of compensation for the fiscal years ended September 30, 2000, and September 30, 1999 for the Chief Executive Officer and the other two most highly compensated executive officers of YP.Net, whose salaries exceed $100,000 annually, for the years stated.

             SUMMARY COMPENSATION TABLE SEPTEMBER 30, 2000 AND 2001

                                             Annual Compensation
                                      --------------------------------
                                      FISCAL             OTHER ANNUAL
NAME AND PRINCIPAL POSITION            YEAR    SALARY    COMPENSATION
------------------------------------  ------  --------  --------------

Angelo Tullo (1)                        2001  $210,000  $   44,000 (1)
Chief Executive Officer                 2000            $   21,000 (2)
President

Daniel Madero                           2001  $100,000  $   16,500 (3)
Director of Operations

Pamela Thompson                         2001  $125,000          -
Chief Financial Officer, Secretary,
Treasurer

(1) Includes a bonus of 200,000 shares of YP.Net stock valued at $.22 per share.
(2)  Includes  100,000  shares  of  YP.Net  stock  valued  at  $.21  per  share.
(3)  Includes  75,000  shares  of  YP.Net  stock  valued  at  $.22  per  share.

Compensation  Pursuant  to  Stock  Options

     No options were granted to executive officers during the fiscal year ended September 30, 2000, and through the nine-month period ended July 24, 2001.

Director  Compensation

     Upon appointment to the Board, Mr. Tullo was awarded 100,000 shares of YP.Net common stock and Mr. Vogel was awarded 75,000 shares. All other directors were awarded 50,000 shares. The 425,000 shares of common stock paid to the directors as compensation for their services were valued at $.22 per share for a total value of $93,500. Additionally, the directors receive $2,000 per meeting or per quarter for their service on the Board and may receive $250 per hour for services related to any Board Committee on which they serve.

Employment  Agreements

     Since February 2000 to August 2000, Gregory B. Crane has served as the Director of Operations of YP.Net. His services are provided through Business Executive Services, Inc., which began to receive compensation in May of 2000 in the amount of $13,000 per month for these services. These services were provided "at will" and no written agreement exists.

1998  Stock  Option  Plan

     YP.Net's Board of Directors adopted and its shareholders approved in June 1998 the 1998 Stock Option Plan (the "Plan"). The purpose of the Plan was to provide incentives to employees, directors and service providers to promote the success of YP.Net. The Plan provided for the grant of both qualified and non-qualified options to purchase up to 1,500,000 shares of its common stock at prices determined but in the case of incentive options, at a price not less than the fair market value of the stock on the date of the grant. The Plan is administered by the Board of Directors or by a committee appointed by the Board. As of July 24, 2001, all outstanding options to purchase YP.Net stock have expired and no options are currently outstanding under the Plan.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of July 24, 2001, the ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each officer and director individually, and all officers and directors as a group. The Company has been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

Name and Address                      AMOUNT AND NATURE     PERCENT
OF BENEFICIAL OWNER                      OF OWNERSHIP     OF CLASS(1)
------------------------------------  ------------------  -----------
Angelo Tullo                                  300,000(2)         .74%
4840 East Jasmine Street
Suite 105
Mesa, AZ  85205

Walter Vogel                                  195,000(2)         .48%
4840 East Jasmine Street
Suite 105
Mesa, AZ  85205


Name and Address                      AMOUNT AND NATURE     PERCENT
OF BENEFICIAL OWNER                      OF OWNERSHIP     OF CLASS(1)
------------------------------------  ------------------  -----------

Gregory B. Crane                               75,500(2)         .18%
4840 East Jasmine Street
Suite 105
Mesa, AZ  85205

Daniel L. Coury, Sr.                          180,000(2)         .44%
4840 East Jasmine Street
Suite 105
Mesa, AZ  85205

Harold A. Roberts                             258,000(2)         .63%
P.O. Box 101
Santa Fe, NM 87504
4
Wallace Olsen, Jr.                            547,500(2)        1.34%
4840 East Jasmine Street
Suite 105
Mesa, AZ  85205

DeVal Johnson                                 125,000(2)         .31%
4840 East Jasmine Street
Suite 105
Mesa, AZ  85205

Matthew & Markson Ltd. (3)                    7,600,000         18.7%
Woods Centre, Frair's Road
P.O. Box 1407
St. John's
Antigua, West Indies

Morris & Miller Ltd.                          9,325,000           23%
Woods Centre, Frair's Road
P.O. Box 1407
St. John's
Antigua, West Indies

All Directors as a Group (7 persons)          1,656,000         4.07%

(1) Based on 40,615,464 shares outstanding as of July 24, 2001. This amount excludes litigation & Collateral shares as well as returned shares held by the treasury. Collateral shares had been issued as collateral for obligations of YP.Net under two promissory notes. Upon payment of the notes, the shares will be returned to YP .Net.
(2)  Less  than  0.01%.
(3) The number of shares held by Matthew & Markson, Ltd. excludes 2,000,000 shares issued as collateral for a note payable issued by YP.Net see (1) above. These shares will be returned to YP.Net upon payment of the note.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Note Conversion. YP.Net borrowed $500,000 from Mr. Wallace Olsen, a shareholder who later became a member of the Board of Directors effective February 4, 2000. In September 1999, YP.Net repaid $250,000 of the balance in cash and Mr. Wallace Olsen converted the remaining $250,000, plus $100,000 in accrued interest. into 400,000 shares of YP.Net's common stock with a total value of $200,000; the stock was issued at a price of 50 cents per share

     Acquisition of Telco. In June 1999, YP.Net's predecessor acquired all of the outstanding stock of Telco Billing, Inc. in exchange for 17,000,000 shares of YP.Net.'s common stock. Matthew & Markson, Ltd. and Morris & Miller, Ltd., as the shareholders of Telco, were issued 7,650,000 and 9,350,000 shares, respectively. As to these shares, the original acquisition agreement provided for certain put rights that were later terminated. In exchange for cancellation of the put rights, YP.Net agreed to provide the former Telco shareholders with a $5,000,000 credit facility. Any loans made to these shareholders under this facility are to be secured by a pledge of YP.Net stock. Interest for borrowings under this facility is to be at least 0.25% higher than YP.Net's average borrowing costs. No advances in excess of $1,000,000 may be made at any one time and no advances in excess of $1,000,000 are to be made unless YP.Net has available at least 30 days operating capital plus other reserves. No advances are permitted to be made if YP.Net is in default with respect to any of its lender obligations. The credit facility has not been formally documented and no advances have been made or are expected until documentation is completed.

     Gregory B. Crane and DeVal Johnson were employees of and primarily involved in the start-up of Telco. Mr. Crane continues to serve as one of the liaisons for Matthew & Markson, Ltd. and Morris & Miller, Ltd. and negotiated the acquisition of Telco by YP.Net's predecessor on behalf of the former Telco shareholders.

     License of URL. In connection with the acquisition of Telco, YP.Net's predecessor also agreed to pay Matthew & Markson, Ltd. $5,000,000 as a discounted accelerated royalty payment for a 20-year license of the URL Yellow-Page.Net. The accelerated payment was made under the terms of an
---------------
Exclusive Licensing Agreement dated September 21, 1998, between Telco and Matthew & Markson, Ltd. The payment was originally to be paid in full upon the acquisition of Telco. The Company paid $3,000,000 as a down payment; however, the Company defaulted on payment of the $2,000,000 balance on August 15, 1999. To extend the payment obligations, YP.Net agreed to provide, for the benefit of Mathew & Markson, $250,000 in tenant improvements for approximately one-half of its Mesa facility. The premises were leased to Matthew & Markson's designee for $1.00 per year throughout the term of the 5-year lease. The annual fair rental value of the lease premises is $4,500 per month. A one million dollars ($1,000,000.00) extension fee may also be due. On November 15, 1999, YP.Net paid an extension fee of $200,000. The $200,000 extension fee was applied against the $5,000,000 accelerated royalty payment and an additional $2,000,000 was paid on the royalty payment in July 1999. Matthew & Markson, Ltd. also agreed to take a $2,000,000 note for the balance due that remains due and outstanding.

     After defaulting on the November 1999 property extension, on January 15, 2000, the note was renegotiated to a demand note with monthly installments of $100,000 per month. The payments may be suspended if YP.Net does not have certain cash reserves or is otherwise in default under other obligations. The note is secured by 2,000,000 shares of YP.Net common stock held in escrow, to be returned for cancellation upon payment of the note.

     Business Executive Services, Inc. ("BESI"), as the nominal rent sublessee, leases portions of the facility to other businesses associated with other third parties Mr. Crane is employed by BESI and receives a salary of approximately $2,000 per month from BESI and bonuses in an undetermined amount.

     Related Party Transaction Policy. The Company's general policy requires adherence to Nevada corporate law regarding transactions between YP.Net, a Nevada corporation, and a director, officer or affiliate of the corporation. Transactions in which such persons have a financial interest are not void or voidable if the interest is disclosed and approved by disinterested directors or shareholders or if the transaction is otherwise fair to the corporation. It is the policy of the Company that transactions with related parties are conducted on terms no less favorable to the Company than if they were conducted with unaffiliated third parties. During fiscal year ended September 30, 2000, through July 24, 2001, there have been no related party transactions.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

     3.1  1     Certificate of Restated Articles of Incorporation of Renaissance
                International,  Inc.

     3.2  7     Amended  Articles  -  To  change  the  name to YP.Net, Inc., and
                Authorized  Capital  Increase  to  50,000,000  Form  8-K  7/6/98

     3.3  7     Amended  Articles  -  Name  Change  to  YP.Net

     3.4  7     Certificate  of  Designation  -  Series  B  preferred  shares

     3.5  1     Bylaws  of  Renaissance  International  Group,  Ltd.

     3.5  7     Amended  Bylaws

    10.1  2     1998  Stock  Option  Plan

    10.2  7     Agreement  with  Worldpages.com
                                 --------------

    10.3  7     Agreement  with  Integretel

    10.4  7     Agreement  with  Enhanced  Services  Billing,  Inc.

    10.5  7     Lease  regarding  Mesa  Facility

    10.6  7     Sub-Lease  to  BESI

    10.7  7     Van  Sickle  Loan  Agreement

    10.8  3     First  Amendment  to  Loan  Agreement  between YP.Net, Inc. and
                Joseph  and  Helen  VanSickle  dated  March  31,  2000

    10.9  4     Stock  Purchase  Agreement  between  RIGL  Corporation,  Telco
                Billing, Inc. and Matthew & Markson, Ltd. dated March 16, 1999

    10.10  4    Amendment to Stock Purchase Agreement between RIGL Corporation,
                Telco  Billing,  Inc.,  Morris  &  Miller,  Ltd.

    10.11  4    Exclusive  License  Agreement between Matthews & Markson, Ltd.
                and  Telco  Billing,  Inc.  dated  September  21,  1998

    10.12  7    Modification  to  Matthew  & Markson Promissory Note.

    10.14  8    International  Profits  Associates,  Inc. Consulting Agreement

    10.15  8    BJM  Consulting,  Inc.  Advisory  Agreement

    10.16  8    International  Profit Associates Organization for Management

    10.17  8    Sublease  Agreement  between  Y.P.Net, Inc. and Empire Capital
                Group,  LLC

    10.18  9    Loan  and  Security  Agreement  dated  August 31, 1999 between
                Fremont Financial  Corporation  and  Telco

    10.19  9    Forbearance Letter Agreement dated August 4, 2000 between Telco and Finova Capital Corporation as successor by merger to Fremont
                Financial Corporation

    10.20  9    Forbearance  Letter Agreement Dated September 28, 2000 between
                Telco and Finova Capital Corporation as successor by merger to Fremont Financial Corporation

    10.21  9    Forbearance  Letter  Agreement  dated November 7, 2000 between
                Telco and Finova Capital Corporation as successor by merger to Fremont Financial Corporation

    10.22  10   Forbearance  Letter  Agreement  dated January 5, 2001 between
                Telco and Finova Capital Corporation as successor by merger to Fremont Financial Corporation

    11          Statement Regarding Computation of Per Share Earnings:
                incorporated in Item 7 of the Audited Financial Statements for period ending September 30, 1999 and September 30, 2000

    16.1  5     Letter of Singer Lewak Greenbaum & Goldstein LLP dated November
                24,  1999

    16.2 6 Letter of McGladrey & Pullen LLP dated March 23, 2000; Letter of McGladrey & Pullen, LLP dated February 4, 2000

    21          Subsidiaries  of  YP.Net,  Inc.:  Telco  Billing,  Inc.

1   Incorporated  by  reference  from  Form  10-SB  as  filed  May  6,  1998.
2   Incorporated  by  reference  from  Form  S-8  as  filed  July  10,  1998.
3   Incorporated  by  reference  from  Form  8-K  as  filed  on  May  22,  2000.
4   Incorporated  by  reference  from  Form  8-K/A  as  filed  on June 30, 1999.
5   Incorporated  by  reference  from  Form  8-K  as  filed on December 3, 1999.
6 Incorporated by reference from Form 8-K as filed on March 29, 2000 and Form 8-K/A as filed on May 22, 2000.
7 Incorporated by reference from Form 10-QSB for the fiscal year ended September 30, 1999.
8 Incorporated by reference from Form 10-QSB for the quarter ended December 31, 2000.
9 Incorporated by reference from Form 10-QSB for the quarter ended June 30, 2000.
10 Incorporated by reference from Form 10-KSB for the fiscal year ended September 30, 2000.

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

                              YP.NET,  INC.


Dated:  August  13,  2001     By  /s/
                                  -------------------------------------
                                  Angelo Tullo, Chairman of the Board


                              BOARD  OF  DIRECTORS


Dated:  August  13,  2001     By  /s/
                                  -------------------------------------
                                  Angelo  Tullo


Dated:  August  13,  2001     By  /s/
                                  -------------------------------------
                                  Walter  Vogel


Dated:  August  13,  2001     By  /s/
                                  -------------------------------------
                                  Gregory  B.  Crane


Dated:  August  13,  2001     By  /s/
                                  -------------------------------------
                                  Daniel  L.  Coury,  Sr.


Dated:  August  13,  2001     By  /s/
                                  -------------------------------------
                                  Harold  A.  Roberts


Dated:  August  13,  2001     By  /s/
                                  -------------------------------------
                                  Wallace  Olsen


Dated:  August  13,  2001     By  /s/
                                  -------------------------------------
                                  DeVal  Johnson