Form 10KSB
period 2001-09-30
YP NET INC
filed 2001-12-31
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                       (Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2001

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
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
 .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for its most recent fiscal year were 15,084,917

     The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on November 23, 2001 was approximately $3,110,714.

     The number of shares outstanding of the registrant's classes of common stock, as of November 23, 2001 was 43,813,680.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-KSB or incorporated herein by reference, including those set forth in "Factors Which May Affect Future Results," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," below.

GENERAL

     YP.Net, Inc., a Nevada corporation (the "Company," "we," "us," or "our"), is in the business of providing Internet-based yellow page listing services on our Yellow-Page.Net and yp.net websites. Our websites serve as a search engine
    ---------------     ------
for yellow page listings in the United States and Canada. We charge our customers for a "preferred" listing of their businesses on searches conducted by Internet consumers on our websites. We currently have approximately 91,348 preferred listing customers subscribing on a monthly basis.

     We were originally incorporated in Nevada in 1996 as Renaissance Center, Inc. Our Articles of Incorporation were restated in July 1997 and our name was changed to Renaissance International Group, Ltd. Effective July 1998, we changed our name to RIGL Corporation. In June 1999, we acquired Telco Billing, Inc. ("Telco") and commenced our current operations through this entity. In October 1999 we amended our Articles of Incorporation to change our corporate name to YP.Net, Inc. to better identify our company with our business focus.

     From August through December 1999, we abandoned all subsidiaries previously involved in the multi-media software and medical billing and practice management areas. With the acquisition of Telco, our business focus shifted to the Internet yellow page services business and this business is currently our main source of revenue. Telco is operated as our wholly owned subsidiary.

WEBSITES

     We control the domain names Yellow-Page.Net and yp.net and maintain these
                                 ---------------     ------
Web pages for Internet access. At these websites, consumers can search a listing database containing approximately 18 million United States and Canadian businesses. We provide yellow page listings for these businesses along with directories and maps to the business location. We also provide nationwide 800 and 888 directory listings and search engines for e-mail addresses of individual persons. Our site offers stock quotes, job searches, travel services, news and weather information, movie reviews and listings, entertainment, restaurant and shopping information.

     Our directory search service integrates yellow page information by utilizing yellow page category headings in combination with a natural word search feature to provide a user-friendly interface and navigation vehicle. We have enhanced accurate responses to user questions by utilizing category searches in the directory services. This allows users to search by specific city, state and business categories.

     We currently derive all of our revenue from selling preferred listings for the search results on our websites. A preferred listing is displayed at the beginning of search results in response to a user's specific questions. A preferred listing is enhanced on the display of search results and includes a "mini-Web page" listing where the preferred lister can use up to 40 words to advertise and provide additional information regarding its business. A preferred listing customer can also link its own Web page to the search results. We are developing banner advertisements and outside marketing efforts as an additional source of revenue. We are also attempting to develop additional revenue sources and expand services to our customers through logo advertisements on our direct mailer.

TECHNOLOGY  AND  INFRASTRUCTURE

     One of our principal strengths is our internally developed technology that we have designed specifically for handling our Internet-based data. Our technology architecture features specially designed capabilities to enhance performance, reliability and scalability of our listing data. These features consist of multiple proprietary software modules and processes that support the core internal functions of operations. The technologies include Customer Service Applications, Billing Applications, LEC Filtering Processes and Database Management.

     Customer Service Applications. While we have designed proprietary Customer Service Applications to enable rapid object-oriented development and management of information related to our preferred listing customers in a variety of formats we are finding that it might be advisable to purchase a third party software package from a reliable vendor that can be modified for our needs. Our or any that is purchased would need to incorporates an automated retrieval system that integrates with our other technologies. This integration enables real-time updates to our database as our customer service representatives interact with and obtain data from our preferred listing clientele. This application provides detailed notes on each account as well as credit card and paper check payment processing. Customer Service Representatives (CSR's) quickly view all contact information for the subscriber, as well as Service description, pricing, LOA, and billing history. With these functions in place, CSR's have the ability to handle every aspect of the call.

     Billing Applications. We bill primarily through local exchange carriers ("LECs") that are local telephone service providers. Our LEC billings are routed to the LEC's and appear on our preferred customers' telephone billing statements. To a lesser extent, we direct bill some of our preferred customers. Our Billing Applications technology facilitates both our LEC and direct billing functions.

     LEC Filtering Processes. The LEC Filtering Processes are core technologies developed to enhance the applications that support our systems. By using these processes, we are able to more accurately bill our preferred listings through the appropriate LEC. These processes are a vital component of our ability to aggregate content from multiple sources for our billing process. Information is sorted and updated with a method of maintaining an expanding a diverse database and allows different data sources to be combined and deployed through a single uniform interface, regardless of data structure or content. This allows a single database query to produce a single result set containing data extracted from multiple databases. Database clustering in this manner reduces the dependence on single data sources, facilitates data updates, and reduces non-conforming data submitted to the LECs.

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

     Custom List Generation. We license the Axiom database technology that consists of over 18 million business listings throughout the United States, updated quarterly. Under this licensing agreement, we are able to custom craft mailing lists that suit our customer's needs. Customers have the ability to filter their custom list against an array of attributes ranging from gross sales of the company listed, SIC code, whether or not the listing is a publicly traded company, or if the company listed is minority owned. These lists can be generated in various ODBC and text formats. Lists are priced by record and the criteria provided for the query.

STRATEGIC ALLIANCES

     In order to service users more effectively and to extend our
Yellow-Page.Net brand to other Internet sources, we have entered into strategic
---------------
relationships with business partners offering content, technology and distribution capabilities. We utilize i411 as our data-listing provider. i411 provides the server for our web pages and our search engine capabilities.

     We are members of the Yellow Page Publication Association and the Association of Directory Publishers. These organizations are trade associations for yellow page publishers that promote quality of published content and advertising methods.

     In order to broaden Yellow-Page.Net's user base, we have established
                         ---------------
cross-linking relationships with operators of commercial websites and Internet access providers. There are over 400 affiliated websites that link to Yellow-Page.Net. We believe these arrangements are important to the promotion
---------------
of Yellow-Page.Net, particularly among new Internet users who may access the
   ---------------
Internet through these other websites. These co-promotional arrangements typically are terminable at will. We also utilize Fax4free.com in a
                                                   ------------
co-promotional effort to provide services to our website users to allow these users to receive and send unlimited facsimiles, and receive voicemail and e-mail at no charge.

     We have also managed a link partnership with Amazon.com that allows Yellow-Page.net to generate revenue by purchases made through the link on our
---------------
home page. The University of California - Santa Cruz is also participating in a link exchange as well as having Yellow-Page.Net sponsor a men's college basketball tournament. We believe that this directly heightens our brand awareness.

BILLING SERVICE AGREEMENTS

     In order to bill our preferred listing customers through their LECs, we are required to use one or more billing service integrators. These integrators have been approved by various LECs to provide billing, collection, and related services through the LECs. We have entered into customer billing service agreements with Integretel, Inc. ("IGT") and with Enhanced Services Billing, Inc. ("ESBI") for these services. Under these agreements, our service providers bill and collect our charges to preferred listing customers through LEC billings. These amounts, net of reserves for bad debt, billing adjustments, telephone company fees and billing company fees, are remitted to us on a monthly basis. Presently we are primarily billing though IGT and credit card processing.

     We have entered into a billing agreement with OAN Billing, Inc. ("OAN"). This contract will provide us with another billing integrator that will allow us to broaden our billing area among all LECs. OAN is a reputable billing company that will provide us more flexibility and will reduce our concentration of billing risk with billing integrators.

COMPETITION

     We operate in a highly competitive and rapidly expanding Internet services market, however our primary market sector is business-to-business services instead of a pure technology industry. We compete with online services, website operators, and advertising networks. We also compete with traditional offline media such as television, radio, and traditional yellow page directory publishers, and print share advertising. Our services also compete with numerous directory website production, and Internet information service providers. Our largest competitors are the LECs service providers.

     The principal competitive factors of these markets include personalization of service, ease and use of directories, quality and responsiveness of search results, availability of quality content, value-added products and services, and access to end users. We compete with the suppliers of Internet navigational and informational services, high-traffic websites and Internet access providers, and with other media for advertising listings. This competition could result in significantly lower prices for advertising and reductions in advertising revenues. Increased competition could have a material adverse effect on our business.

     Our competitors have greater capital resources than us. These capital resources could allow our competitors to engage in advertising and other promotional activities that will enhance their brand name recognition at levels we cannot match. The LECs have brand name recognition and access to potential customers since they have existing local access customers.

     We believe we can successfully compete in this market by providing quality services at competitive prices and by actively developing new products for customers and seeking potential acquisitions to broaden services to our customers.

REGULATION

          The Federal Trade Commission ("FTC") has aggressively pursued what it perceives as deceptive practices related to direct mailer and other promotions involving the Internet and/or LEC billing type practices. We have been involved in significant FTC enforcement action regarding these matters.

     Existing laws and regulations or ones that may be enacted in the future could have a material adverse effect on our business. These effects could include substantial liability including fines and criminal penalties, preclusion from offering certain products or services and the prevention or limitation of
certain marketing practices.   As a result of such changes, our ability to
increase our business through Internet usage could also be substantially limited.

     On July 30, 2001, the Stipulated Final Judgment and Order for Permanent Injunction and other Equitable Relief (the "Order") was filed with the United States District Court. The FTC and the Company agreed to this stipulation and the complaint states a claim upon which relief may be granted against the Company. There have been no findings or admissions of any wrongdoing by us. We have been restrained from using the word "rebate" on their solicitation and must state that the mailer is a solicitation of goods and services. We have voluntarily agreed not to use the "walking fingers" logo and further have extended our refund policy to our new customers from 90 days to 120 days. Our test solicitation of 250,000 mail pieces incorporating all of the FTC changes in different formats, has brought in satisfactory results and based on that we have resumed our regular mail solicitation program in October 2001 to date over 8,000 customers have decided to order our services. We have replaced all direct mailers with the required stipulations as agreed with the FTC. All parties have been exonerated of the preliminary injunction filed on June 26, 2000. See "Legal Proceedings," below

MARKETING

     Our primary marketing efforts are through direct mail solicitations that utilize a promotional discount for listing. We market exclusively to businesses and focus on businesses that use traditional published yellow page services. We utilize our database as a source for our mailing list. We have also implemented a "customer satisfaction" program. Through this program we have retained a firm to contact each of our customers to update the customer information regarding their business and links to their Web page, if applicable.

     We intend to increase market share in our current markets through strategic acquisitions providing value-added services to our core business, as well as other marketing campaigns. We intend to develop marketing strategies to increase the credibility and visibility of our Web page service to targeted markets. We also intend to promote value-added services and product areas. Our future success will depend on our ability to continue to integrate and distribute information services of broad appeal. Our ability to maintain and build new relationships with content providers will be critical to our success. These relationships and strategic acquisitions will, in addition to increasing revenue, lower dilution by creating a source for businesses to find the services they need. Our preferred customers will be able to obtain services at discounted prices as a consequence of their listing with us.

     We have entered into a co-branded syndication with i411.com has provided our preferred customers and those using our site to find goods and services easier and faster. This arrangement allows us to have additional advertising space on our website which we believe will generate additional revenue. We believe this syndication will help attract more people to our websites. We now have the ability to sell syndicate yellow page sites. We are able to offer our clients visible storefronts. Through visible storefronts our clients will be able to set up "Web Stores" easily and cheaply; complete with the ability to utilize credit cards to process orders. We are currently testing these products and believe that they have the potential to increase income. Our management is also in the process of expanding its syndication revenue by offering web page designs and maps for Internet yellow page customers. We presently have approximately 3.5 million hits per month, which we believe will expand our customer base.

     Management believes that our Direct Response Program whereby we contact our customers to obtain information for their mini-web-page and if partnered with other reputable companies, could be an additional source of revenue. Management is looking for products and services to sell as part of our direct response program.

EMPLOYEES

     As of December 15, 2001, we employed 20 full time personnel, including a Director of Operations, a Director of Technology, five software developers, nine customer service representatives, and four administrative personnel. Our employees are not covered by any collective bargaining agreements.

 ITEM 2.     DESCRIPTION OF PROPERTY

     Our corporate offices are located in Mesa, Arizona. We lease a 16,772 square foot facility for approximately $120,000 annually on a long-term operating lease through June 2003. As part of the consideration related to our license of the Yellow-Page.Net URL, we sublease approximately 8,000 square feet
               ---------------
of leased space to Business Executive Services, Inc., an entity controlled by an affiliate, for $1.00 annually. See "Certain Relationships and Related Transactions," below.

     We are also obligated on another lease for office space that was entered into prior to consolidating operations at our Mesa facility. The lease terminates in August 2002 and annual rent ranges from $202,000 at inception to $280,000 for the final rent payment. This space has been sublet for the full amount of the lease payment through its term. However, we remain liable on the lease if the sub-tenant defaults.

ITEM 3.     LEGAL PROCEEDINGS

We are party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not individually or collectively material to our business or financial condition.

     Due to the rapid growth of Internet communications, laws and regulations relating to the Internet industry have been adopted. Such laws include regulations related to user privacy, pricing, content, taxation, copyrights, distribution, and product and services quality. Concern regarding Internet user privacy has led to the introduction of federal and state legislation to protect Internet user privacy. In addition, the FTC has initiated investigations and hearings regarding Internet user privacy that could result in rules or regulations that could adversely affect our business. As a result, the adoption of new laws or regulations could limit our ability to conduct targeted advertising, or distribute or to collect user information.

     We entered into a final settlement with the FTC regarding the allegations that we engaged in deceptive advertising. We entered into a Final Stipulated Order for Permanent Injunction or Other Equitable Relief with the FTC on July 30, 2001. There were no findings or admissions of any wrongdoing by us in this Order.

     During the marketing moratorium from June 2000 to August 2001 we have been able to maintain most of our customer base, with only some attrition by developing a customer contact marketing strategy. We have been contacting our customers to update their websites and the descriptions of their businesses. Through these efforts, we have been able to maintain our customer base without the direct mail advertising efforts.

     We paid Hudson Consulting Group, Inc. ("Hudson") $82,000 for the settlement of a lawsuit. We entered into a settlement agreement with Hudson on July 16, 2001, where we agreed to pay Hudson $82,000 in return for 1,425,334 shares of our common stock that were issued to Hudson by prior management for services that were not rendered to us. Our current management was informed that the SEC barred one of the principals of Hudson, Allen Wolfson, from working in the securities industry. Our current management has assured the NASD that prior management is no longer an employee, officer or director of us.

     We are plaintiffs in pending law suites against Alan Z. Wolfson and Ruth Anderson regarding the issuance of common stock by prior management where no services by the dependents in this action.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on September 24, 2001, and the following matters where submitted to our shareholders to vote.

1.   The election of seven directors.

2. The ratification of the selection of Marshall & Weber, CPAs, PLC as our independent auditor for the fiscal year ended September 30, 2001.

3. The transaction of such other business as may properly come before the meeting. No such other business came before the annual meeting.

     The following individuals were elected to serve on our Board of Directors at our annual meeting of shareholders on September 24, 2001: Angelo Tullo, Walter Vogel, Gregory B. Crane, Daniel Coury, Harold Roberts, DeVal Johnson, and Pamela Thompson, by mutual agreement Wallace Olsen declined to service another term. See "Directors and Executive Officers, Promoters, and Control Persons; Compliance with Section 16(A) of the Exchange Act," below.

     The firm of Weber and Company, P.C. was elected to serve as our independent auditor for the year ended September 30, 2001.

     The following actions were taken by written consent by the majority stockholders in lieu of a special meeting of the stockholders of YP.Net, Inc. dated November 20, 2001. The stockholders voting represented 24,083,118 voting common shares of stock.

That the capitalization of the Corporation be changed as follows:

     Increase the authorized common stock to 50,000,000 to 100,000,000 shares.

     Create three classes of authorized preferred shares:

     50,000,000 of Blank Check Preferred

     45,000,000 of Series C of Convertible Preferred Stock. Holders of the Series C convertible preferred stock shall receive dividends at the rate of 5% per annum on the liquidation preference of $.30 per share payable each March 31st, June 30th, September 30th, and December 31st starting with the first date following the issuance of stock. This stock will be convertible any time after two years and before five years with the payment by the holder of $1.00 per converted share.

     45,000,000 of Series D Preferred Stock with no convertible feature. Holders of the Series D preferred stock shall receive dividends at the rate of 7% per annum on the liquidation preference of $.50 per share payable each March 31st, June 30th, September 30th, and December 31st starting with the first date following the issuance of stock. This stock will be convertible any time after two years and before five years with the payment by the holder of $1.00 per converted share.

     The Company's outstanding shares of Common Stock, $.001 par value per share would be allowed a reverse split of up to one-for-ten basis. The officers of the YP.Net have the authority to prepare and file an amendment to the company's Articles of Incorporation to proceed and effectuate the reverse split without further shareholders approval. Presently management has not elected to proceed in effectuating a reverse split.

                                     Part II

      ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock

     Our common stock is traded in the over-the-counter market under the symbol "YPNT." Prior to March 23, 2000, our common stock was traded on the OTC Bulletin Board ("OTCBB"), but was delisted due to our failure to timely file
required reports under the Exchange Act.    We have taken corrective actions to
regain our listing on the OTCBB. We are hopeful that our common stock will be relisted soon and we are working toward satisfying all OTCBB listing criteria.

     The following table sets forth the quarterly high and low bid prices per share for the common stock, as reported by the OTCBB for the periods prior to March 23, 2000 and by the National Quotation Bureau for the periods on and after March 23, 2000. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

     FISCAL YEAR  QUARTER ENDED        HIGH   LOW
     -----------  -------------------  -----  ----
            2000  December 31, 1999    $ .24  $.21

                  March 31, 2000       $ .52  $.25

                  June 30, 2000        $ .35  $.30

                  September 30, 2000   $ .50  $.32

            2001  December 31, 2000    $ .22  $.21

                  March 31, 2001       $ .45  $.20

                  June 30, 2001        $ .23  $.18

                  September 30, 2001   $ .17  $.10

     On September 30, 2001, there were approximately 574 shareholders of record of our common stock. The transfer agent for our common stock is Continental Stock Transfer and Trust in New York City, New York.

DIVIDEND POLICY

     Under Nevada law, dividends may only be paid out of net profits. Prior to our acquisition of Telco, no significant revenue had been generated. We have not paid, and do not intend to pay in the foreseeable future, cash dividends on our common stock. The current policy of the Board of Directors is to retain all earnings to provide funds for operation and expansion of our business. The declaration of dividends is subject to the discretion of the Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategies, among others.

SALES OF UNREGISTERED SECURITIES

     During the three month ended period ended September 30, 2001, the following shares of our common stock were issued.

     On July 10, 2001, we issued 25,000 shares of our common stock at $0.14 per share to an investment banker that is assisting us with relisting on the OTCBB for services rendered. The restricted shares were issued which was the average bid and ask price as of July 10, 2001 and is in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     On September 25, 2001, we issued 50,000 shares of our common stock at $0.09 per share to the newly elected Secretary of the Company as compensation for services as Secretary for the current year. The restricted shares were issued which was the average bid and ask price as of September 25, 2001 and is in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     On September 25, 2001, we issued 4,000,000 shares of our common stock at $0.09 per shares to Matthew Markson Ltd. as part of a settlement agreement for a payment of penalty fee for breach of a noncompliance provision in the original acquisition agreement between the Company and Telco, dated June 16, 1999. The restricted shares were issued which was the average bid and ask price as of September 25, 2001 and is in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-KSB, including documents incorporated herein by reference, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for future operations, financing needs or plans, the impact of economic and business factors and plans relating to our products or services, as well as assumptions relating to the foregoing. The words "believe," "expect," "estimate," "anticipate," "may," and "project" and similar expressions generally identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying our forward-looking statements. Statements in this Form 10-KSB, including those set forth in "Risk Factors," as well as statements incorporated by reference herein that are included in "Business," and other sections of this Annual Report on Form 10-KSB describing factors, among others, that could contribute to or cause such difference.

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

     The inclusion of forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations contemplated will be achieved. We disclaim any obligation to subsequently revise forward-looking statements to reflect subsequent events or circumstances or the occurrence of unanticipated events.

OVERVIEW

     We provide Internet-based yellow page listing services on our Yellow-Page.Net and yp.net websites. We acquired Telco in June 1999 as a wholly
             --     ------
owned subsidiary, and, as a result of this acquisition, changed our primary business focus to become an electronic yellow page listing service. Our websites serve as a search engine for yellow page listings in the United States and Canada. We charge our customers for a preferred listing of their businesses on searches conducted by consumers on our websites.

     The Company was originally incorporated in Nevada in 1996 as Renaissance Center, Inc. Renaissance Center and Nuclear Corporation merged in 1997. Our articles of incorporation were restated in July 1997 and our name was changed to Renaissance International Group, Ltd. Our name was subsequently changed to RIGL Corporation in July 1998. With the acquisition of Telco and shift of the focus of our business, our corporate name was again changed to YP.Net, Inc., effective October 1, 1999. The new name was chosen to reflect our focus on Internet-based yellow page services.

RESULTS OF OPERATIONS

Fiscal Year End September 30, 2001 Compared to Fiscal Year End September 30,
2000.

     Revenue for the year ended September 30, 2001 ("Fiscal 2001") was $15,984,917 compared to $15,836,422 for the year ended September 30, 2000 ("Fiscal 2000"). The slight increase in revenue is principally the result of Telco generating revenues for the full fiscal period. Our revenue decreased marginally primarily due to the completion of the audited financial statements and at the recommendation of our auditor Weber & Company, PC, we applied the Staff Accounting Bulletin #101 ("SAB 101") to our subscription revenue.

The Staff Accounting Board at the Securities Exchange Commission promulgated SAB #101. Their staff reviewed revenue reorganization and created the criteria that has implemented as a guideline to SAB #101 and it is believed that revenue generally is realized or realizable and earned when all of the following criteria are met:

     1. Pervasive evidence of an arrangement exits
     2. Delivery has occurred or services have been rendered
     3. The seller's price to the buyer is fixed or determinable AND
     4. Collectibility is reasonably assured.

In regards to the subscription/direct invoice gross revenue, and at the recommendation of our auditor we believed that SAB #101 applies and there should be impairment to gross revenue since we meet all the criteria except item #4. The collectibility of subscription revenue, in the past, has been between 7% - 13% and we have recorded an allowance for bad debt to reflect the bad debt as required. Therefore this year our gross revenue for subscription revenues has been reduced by $1,900,000 in compliance with SAB #101.

Presently, our new operations department has reevaluated and re-filtered our subscription customers and we have experienced increases in cash collected from the invoice billings. Progressing forward through the year, we expect a higher collection of subscription receivable since new procedures and processes have been implemented in operations.

     We utilize direct mailings as our primary marketing program and this program generates our principal revenue of the Company. Our subscribing customers increased to 114,409 at December 31, 1999, 129,457 at March 31, 2000, 143,292 at June 30, 2000 and 130,592 at September 30, 2000, a 21% increase for the fiscal year. Our subscribing customers decreased to 123,408 at December 31, 2000, 103,187 at March 31, 2001, 99,862 at June 30, 2001 and 91,348 at September
30, 2001. The decrease in our customers for Fiscal 2001 is primarily due to management's decision to stop all direct mail marketing efforts until we had entered into a final settlement agreement with the FTC. In August 2001 we entered into a settlement agreement and voluntarily complied with the order set forth by the FTC. See our Form 10-QSB for the period ended June 30, 2001.

     Sales and marketing expenses for Fiscal 2001 was $688,349 compared to $1,619,113 for Fiscal 2000. The decrease was principally the result of our decreased or ceasing of all marketing efforts. The marketing expenses are attributed to our direct response marketing, which is our primary source of attracting new customers. The decrease in our marketing expenses for Fiscal 2001 is primarily due to management's decision to cease all direct mail marketing efforts until we had entered into a final settlement agreement with the FTC. In July 2001 we entered into a settlement agreement and voluntarily complied with the order set forth by the FTC. See our Form 10-QSB for the period ended June 30, 2001.

     General and administrative expenses for Fiscal 2001 were $5,320,709 compared to $5,392,860 for Fiscal 2000. The decrease was principally the result of billing fees in connection with the operations of Telco and the increase in consulting fees, legal fees, and accounting fees. The general expenses are attributed to the additional costs incurred to become current on our SEC filings and legal fees incurred to reach a regulatory settlement with the FTC. Management does not expect the legal expenditures for those periods to continue in the amounts incurred in Fiscal 2002.

     On July 16, 2001, we paid Hudson Consulting Group ("Hudson") $82,000 for the settlement of a lawsuit. In connection with this settlement, Hudson has returned 1,425,334 shares of common stock, Tiger Lewis LLC has returned 82,5000 shares of common stock, Harold Rubenstein has returned 100,000 shares of common stock, and HK Elrod has returned 154,284 shares of common stock. The common stock issued to the above parties, issued by prior management, for services that were never rendered by the recipients of the common stock. The cancellation of these shares will decrease our total outstanding shares, which will affect our earnings per share. The return of the common shares was recorded as other income to the Company. See "Legal Proceedings," above.

     The cost of the Yellow-Page.Net URL was capitalized at its cost of
                     ---------------
$5,000,000. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $447,087 for the year ended September 30, 2001. Annual amortization expense in future years related to the URL is anticipated to be approximately $300,000.

     Interest expense for Fiscal 2001 was $571,248 compared to $853,761 for Fiscal 2000. The decrease in interest expense was a result of decreased debt due to the acquisition of Telco and the acquisition of the URL Yellow-Page.Net.
                                                               ---------------
The reduction in interest expense is also related to the payoff of Finovia Financial credit facility in June 2001

     During Fiscal 2001,we have no available net operating loss carryforwards under the separate return limitation year and have unavailable net operating loss carryforwards of $3,985,962. We may utilize the unavailable net operating loss carryforwards of $3,985,962 upon generating taxable income in YP.Net or develop a new product in YP.Net. Therefore Telco is not allowed to utilize the unavailable net operating loss carryforward.

          During Fiscal 2001, we had no available net operating loss carryforwards under the separate return limitation year and has unavailable net operating loss carryforwards of $1,931,900. We may utilize the unavailable net operating loss carryforwards of $1,931,900 upon generating taxable income in YP.Net or develop a new product in YP.Net. Therefore Telco is not allowed to utilize the unavailable net operating loss carryforward.

     Net profits for Fiscal 2001 were $1,812,281, or $.04 per share, compared to $2,847,977, or $.07 per share for Fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash balance increased to $683,847 for Fiscal 2001 from a $219,613 for Fiscal 2000. We funded working capital requirements primarily from cash generated from financing activities and utilized cash in operating activities and investing activities and the reduction of debt. We have no credit facility with Finovia Financial as that debt was paid off in June 2001.

     Operating Activities. Cash provided by operating activities was $3,880,158 for Fiscal 2001 compared to $960,303 for Fiscal 2000. The principal source of our operations revenue is from sales of electronic yellow page advertising.

     Investing Activities. Cash used by investing activities was $165,672 for Fiscal 2001 compared to $211,803 for Fiscal 2000. We purchased $28,520 of computer equipment in Fiscal 2001 compared to $211,803 of additional computer equipment to upgrade and replace incompatible equipment for Fiscal 2000. In Fiscal 2001 we advanced $137,152 to an affiliate and the note was repaid in full in October 2001.

     Financing Activities. Cash flows used from financing activities were $3,250,252 for Fiscal 2001 compared to $784,211 for Fiscal 2000. We had cash outflow from the repaid our credit facility and Matthew Markson Ltd. of $3,199,452 for Fiscal 2001 compared to $1,657,781 for Fiscal 2000. We purchased treasury stock in the amount of $50,800 for Fiscal 2001. We had cash inflow from the financing arrangements in the amount of $789,241 for Fiscal 2000 and we realized inflow from the sale of common stock of $84,329 for Fiscal 2000.

     We incurred debt in the acquisition of the license right to the Yellow-Page.Net URL. A total of $4,000,000 was borrowed, $2,000,000 from Joseph
---------------
and Helen VanSickle and $2,000,000 as a carry-back from Matthew & Markson Ltd. Management has dedicated payments in the amount of $100,000 per month for the payment of the VanSickle note. Management has also dedicated payments to the Matthew & Markson note in the amount of $100,000 per month, with the provision that no payment be made if we have less than 30 days operating capital reserved, or if we are in an uncured default with any of our lenders. A total of 4,500,000 shares of our common stock were issued to secure these notes and are held in escrow.

     Collections on accounts receivables are received primarily through the billing service integrators under contract to administer this billing and collection process. The billing service providers generally do not remit funds until they are collected. The billing companies maintain holdbacks for refunds and other uncertainties. Generally, cash is collected and remitted to us over a 90 to 120 day period subsequent to the billing dates.

     We market our products primarily through the use of direct mailers to businesses throughout the United States. We generally pay for these marketing costs when incurred and amortize the costs of direct-response advertising on a straight-line basis over eight months. The amortization lives are based on estimated attrition rates. During Fiscal 2001 we paid $3,781,485 in advertising and marketing compared to $3,206,576 in Fiscal 2000. Management anticipates the outlays for direct-response advertising to remain consistent over the next year.

     We do not intend to incur significant capital expenditures in the near future.

FUTURE OUTLOOK

     For fiscal year 2002 we expect to continue our customer direct response program whereby we contact our existing customers for their many mini-web-page information and to develop and market new products. We also are generating a new revenue source to provide customer service and technical services to related and industry entities. We presently have agreements with Simple. Net, Inc. to provide both customer and technical services. Simple.Net is an Internet service provider ("ISP") that currently operates with us in a joint venture capacity.

     We have offered our customers a dial-up ISP and are currently gaining customers weekly. Our dial-up ISP backbone provider is Level 3 and is providing a Tier 1 network that will ultimately provide the dial-up service for YP.net dial-up customers and Simple. Net, Inc. through our joint venture arrangement. Under our current provider's network, over 65 percent of the US's population has the ability to dial to a local point of presence. The remaining population will be allowed access through an 800 number solution. This revenue stream will prove vital in expanding our ability to reach various customer needs.

     Our future success will depend on our ability to integrate continually and distribute information services of broad appeal. Our ability to maintain our relationships with content providers and to build new relationships with additional content providers is critical to our marketing plan.

     We have entered into a billing agreement with OAN Billing, Inc. ("OAN"). This contract will provide us with another billing integrator that will allow us to broaden our billing area among all LECs. OAN is a reputable billing company that will provide us more flexibility and will reduce our concentration of billing risk with billing integrators.

     We have entered into a credit card processing agreement with Bank of American. This agreement will provide us with the ability to expeditiously process our subscription invoices on a recurring basis. That is we will be able to process monthly billing in a recurring batch by this method we will be able to have a higher collection of our subscription revenue.

     We have filed a preliminary 14-C information statement to increase our authorized common stock and create Class B and Class C preferred shares. We intend to offer our shareholders class B and C preferred shares. The preferred offer was at the request of our shareholders that were looking for an avenue to receive income rather than waiting for the gains in equity. "See item 4, Submission of Matter to Vote to Security Holders" Having received no comments back from the SEC to our Preliminary 14-C Information Statement, management will file a 14-C definitive statement and do a formal offering. See our Form 14-C filed with the SEC on November 1, 2001

     Management believes that the future of this company will be based on its ability to market business services to its proprietary business customer base. We are actively seeking potential acquisitions and mergers to broaden our services offered to our customer base. We are presently seeking companies that will provide a diversified revenue stream with a strong revenue model that will provide more services to our existing customers. Management believes its strong financial controls and operating philosophy will help generate profits from its future acquisitions for the benefit of its shareholders.

FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

     Set forth below and elsewhere in this Annual Report and in the other documents we file with SEC, including the most recent Form 10-QSB, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in the Annual Report.

     Gross Margins May Decline Over Time:We expect that gross margins may be
     ------------------------------------
adversely affected because we have determined that profit margins from the electronic yellow pages offerings that we have profited from in the past have fluctuated. We have experienced a decrease in revenue from the LEC from the effects of the Competitive Local Exchange Carriers (CLEC) that are participating in providing local telephone services to customers. We have begun to address this problem and we are implementing data filters to reduce the effects of the CLEC's. We have also sought other billing methods to reduce the adverse effects of the CLEC billings. These other billing methods may be cheaper or more expensive than our current LEC billing and we have not yet determined if they will be less or more effective. We continue to look for profitable Internet opportunities; however there are no assurances that we will be successful, and presently we have no acquisitions in progress.

     Dependence on Key Personnel:  Our performance is substantially dependant on
     ----------------------------
the performance of our executive officers and other key employees and our ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of services of any executive officers or key employees could have a material adverse effect on our business, results of operations or financial condition. Competition for talented personnel is intense, and there is no assurance that we will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.

     Since our Growth Rate may slow, operating results for a particular quarter
     --------------------------------------------------------------------------
are difficult to predict: We expect that in the future, our net sales may grow
-------------------------
at a slower rate on a quarter-to-quarter basis than experienced in previous periods. This may be a direct cause of the projected changes to our direct marketing pieces as well as the fact that we have not been performing our direct marketing at this time. See "Marketing," above. As a consequence, operating results for a particular quarter are extremely difficult to predict. Our ability to meet financial expectations could be hampered if we are unable to correct the billing through the CLEC markets seen in the fourth quarter continue in the future. Additionally, in response to customer demand, we continue to attempt develop new products to reduce our customer attrition rates.

     We Expect to make Future Acquisitions where Advisable and Acquisitions
     ----------------------------------------------------------------------
involve Numerous Risks:  The Internet business is highly competitive, and as
-----------------------
such, our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we will address the need to develop new products through the acquisition of other companies. Acquisitions involve numerous risks, including difficulties in integrating the operations, technologies, and products of the acquired companies; the risk of diverting management's attention from normal daily operations of the business; risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; insufficient revenue to offset increased expenses associated with acquisitions; and the potential loss of key employees of the acquired companies. Mergers and acquisitions of high-technology companies are inherently risky, and there is no assurance that our previous or future acquisitions will be successful and not have a material adverse affect on our business, operating results, or financial condition. We must also manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we may make could have a material adverse effect on our business and operating results.

     Regulatory Environment.Existing laws and regulations and any future
     -----------------------
regulation may have a material adverse effect on our business. These effects could include substantial liability including fines and criminal penalties, preclusion from offering certain products or services and the prevention or
limitation of certain marketing practices.   As a result of such changes, our
ability to increase our business through Internet usage could also be substantially limited.

ITEM 7.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  YP.NET, INC.

                                TABLE OF CONTENTS
                                -----------------


                                                                PAGES
  INDEPENDENT AUDITORS' REPORT                                     20

  CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet at September 30, 2001              21

     Consolidated Statements of Operations for the years ended
       September 30, 2001 and September 30, 2000                   22

     Consolidated Statements of Stockholders' Equity for the
       years ended September 30, 2001 and September 30, 2000    23-24

Consolidated Statements of Cash Flows for the
       years ended September 30, 2001 and September 30, 2000    25-26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      27-41

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Stockholders and Board of Directors of YP.Net, Inc.:

We have audited the accompanying consolidated balance sheet of YP.Net, Inc. as of September 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YP.Net, Inc. as of September 30, 2001, and the consolidated results of its operations and cash flows for each of the two years in the period ended September 30, 2001, in conformity with generally accepted accounting principles.



/s/  WEBER  &  COMPANY,  P.C.
     Scottsdale,  Arizona
     December  20,  2001

YP.NET, INC.

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001
------------------


ASSETS:
CURRENT ASSETS
   Cash                                                          $  683,847
   Accounts receivable, net of allowance of $1,035,993            2,870,109
   Customer acquisition costs, net of accumulated amortization
     of $3,588,242                                                  193,244
   Prepaid expenses and other assets                                 20,169
   Deferred income taxes                                            414,397
                                                                 -----------
      Total current assets                                        4,181,766

PROPERTY AND EQUIPMENT, net                                         374,885

DEPOSITS                                                             23,287

INTELLECTUAL PROPERTY- URL, net of accumulated
  amortization of $1,077,916                                      3,932,084

ADVANCES TO AFFILIATE                                               116,316
                                                                 -----------
    TOTAL ASSETS                                                 $8,628,338
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                              $  314,904
   Accrued liabilities                                               76,234
   Notes payable - current portion                                  888,236
   Income taxes payable                                           1,222,318
                                                                 -----------
      Total current liabilities                                   2,501,692

NOTES PAYABLE - long term portion                                   410,669

DEFERRED INCOME TAXES                                                17,439


                                                                 -----------
      Total liabilities                                           2,929,800
                                                                 -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.001 par value, 50,000,000 shares authorized,
     41,340,798 issued and outstanding                               43,814
   Paid in capital                                                4,556,806
   Treasury stock at cost                                          (171,422)
   Retained earnings                                              1,269,340
                                                                 -----------
      Total stockholders' equity                                  5,698,538
                                                                 -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $8,628,338
                                                                 ===========


    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
-------------------------------------------------------------

                                                      2001          2000
                                                  ------------  ------------
NET REVENUES                                      $15,084,917   $15,836,422
                                                  ------------  ------------

OPERATING EXPENSES:
     Cost of services                               6,399,367     5,234,906
     General and administrative expenses            5,320,709     5,392,860
     Sales and marketing expenses                     688,349     1,619,113
     Franchising expense
     Depreciation and amortization                    603,426       616,660
                                                  ------------  ------------
         Total operating expenses                  13,011,851    12,863,539
                                                  ------------  ------------

OPERATING INCOME                                    2,073,066     2,972,883
                                                  ------------  ------------

OTHER (INCOME) AND EXPENSES
     Interest expense and other financing costs       571,248       853,761
     Interest income                                   (7,342)         (802)
     Other Income                                  (1,533,568)      (82,846)
                                                  ------------  ------------

     Total other expense                             (969,662)      770,113
                                                  ------------  ------------

INCOME BEFORE INCOME TAXES                          3,042,728     2,202,770

INCOME TAX  PROVISION (BENEFIT)                     1,230,447      (645,207)
                                                  ------------  ------------

NET INCOME                                        $ 1,812,281   $ 2,847,977
                                                  ============  ============

NET INCOME PER SHARE:
 Basic                                            $      0.04   $      0.07
                                                  ============  ============

 Diluted                                          $      0.04   $      0.07
                                                  ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                            40,623,126    40,120,829
                                                  ============  ============

  Diluted                                          40,623,126    40,120,829
                                                  ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
-----------------------------------------------------

                                              COMMON STOCK          PREFERRED A       TREASURY    PAID-IN     ACCUMULATED
                                            SHARES    AMOUNT     SHARES     AMOUNT     STOCK      CAPITAL       DEFICIT
                                          ----------  -------  ----------  --------  ----------  ----------  -------------
BALANCE OCTOBER 1, 1999                   39,156,853  $39,157  1,700,000   $ 1,700   $ (69,822)  $4,892,538  $ (3,390,918)

  Common stock issued for
    consulting services                      500,000      500                                       463,450

  Common stock issued for
    exercised options                         53,611       54                                        84,275

  Common stock issued as board of
    directors' fees                          550,000      550                                       114,950

   Common stock issued to former
    officer to convert preferred shares
    and as final compensation settlement     200,000      200   (200,000)     (200)                  89,800

   Common stock issued to settle
    lease agreement                          100,000      100                                       124,100

   Net income                                                                                                   2,847,977
                                          ----------  -------  ----------  --------  ----------  ----------  -------------
BALANCE
    SEPTEMBER 30, 2000                    40,560,464  $40,561  1,500,000   $ 1,500   $ (69,822)  $5,769,113  $   (542,941)





                                            TOTAL
                                          ----------
BALANCE OCTOBER 1, 1999                   $1,472,655

  Common stock issued for
    consulting services                      463,950

  Common stock issued for
    exercised options                         84,329

  Common stock issued as board of
    directors' fees                          115,500

   Common stock issued to former
    officer to convert preferred shares
    and as final compensation settlement      89,800

   Common stock issued to settle
    lease agreement                          124,200

   Net income                              2,847,977
                                          ----------
BALANCE
    SEPTEMBER 30, 2000                    $5,198,411


                                    (CONTINUED)


    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000     (CONTINUED)
-----------------------------------------------------     -----------

                                             COMMON  STOCK            PREFERRED A       TREASURY     PAID-IN      ACCUMULATED
                                           SHARES      AMOUNT     SHARES      AMOUNT     STOCK       CAPITAL        DEFICIT
                                         -----------  --------  -----------  --------  ----------  ------------  -------------
BALANCE OCTOBER 1, 2000                  40,560,464   $40,561    1,500,000   $ 1,500   $ (69,822)  $ 5,769,113   $   (542,941)

  Common stock issued for
    consulting services                     850,000       850                                          147,950

   Common stock received and retired
      under legal settlements            (1,596,784)   (1,597)                                      (1,723,433)

  Common stock issued for extension
      on debt                             4,000,000     4,000                                          356,000

  Cancellation of preferred stock                               (1,500,000)   (1,500)

  Purchase of treasury stock                                                            (101,600)

  Value of commom stock warrants issued                                                                  7,176

  Net income                                                                                                        1,812,281
                                         -----------  --------  -----------  --------  ----------  ------------  -------------

BALANCE
    SEPTEMBER 30, 2001                   43,813,680   $43,814            -   $     -   $(171,422)  $ 4,556,806   $  1,269,340
                                         ===========  ========  ===========  ========  ==========  ============  =============




                                            TOTAL
                                         ------------
BALANCE OCTOBER 1, 2000                  $ 5,198,411

  Common stock issued for
    consulting services                      148,800

   Common stock received and retired
      under legal settlements             (1,725,030)

  Common stock issued for extension
      on debt                                360,000

  Cancellation of preferred stock             (1,500)

  Purchase of treasury stock                (101,600)

  Value of commom stock warrants issued        7,176

  Net income                               1,812,281
                                         ------------

BALANCE
    SEPTEMBER 30, 2001                   $ 5,698,538
                                         ============


    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
-----------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:                           2001          2000
                                                            ------------  ------------
  Net income                                                $ 1,812,281   $ 2,847,977
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                 156,343       144,993
  Issuance of common stock as compensation for services         148,800       669,250
  Penalties related to acquisition debt paid
      by issuance of debt, warrants and stock                   917,967             -
  Non-cash income recognized on recapture of common stock    (1,725,030)
  Deferred income taxes                                         268,556      (645,207)
  Provision for uncollectible accounts                         (760,859)    1,590,840
  Amortization of intellectual property                         447,083       471,667
  Changes in assets and liabilities:
    Trade and other accounts receivable                       1,617,467    (4,345,544)
    Customer acquisition costs                                   37,654       403,002
    Other receivables                                                 -        77,182
    Prepaid and other current assets                             79,060        39,621
    Other assets                                                (11,500)            -
    Accounts payable                                            161,089        48,014
    Accrued liabilities                                        (251,894)     (119,232)
    Deferred Financing Costs                                     21,250       102,500
    Income taxes payable                                        961,891             -
    Deferred revenue                                                  -      (324,760)
                                                            ------------  ------------
          Net cash  provided by operating activities          3,880,158       960,303
                                                            ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made to affiliate                                   (137,152)            -
  Purchases of  equipment                                       (28,520)     (211,803)
                                                            ------------  ------------
          Net cash (used in)  investing activities             (165,672)     (211,803)
                                                            ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on borrowings from line of credit     (1,577,547)      789,241
  Principal repayments on notes payable                      (1,621,905)   (1,657,781)
  Purchase of treasury stock                                    (50,800)
  Proceeds from sale of common stock                                  -        84,329
                                                            ------------  ------------
          Net cash (used)/provided by financing activities   (3,250,252)     (784,211)
                                                            ------------  ------------

(DECREASE)/INCREASE IN CASH                                     464,234       (35,711)

CASH, BEGINNING OF YEAR                                         219,613       255,324
                                                            ------------  ------------

CASH, END OF YEAR                                           $   683,847   $   219,613
                                                            ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
-----------------------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION:

                            2001      2000
                                                                  --------  --------
       Interest Paid                                              $421,013  $833,993
                                                                  ========  ========

       Income taxes paid                                          $    -0-  $    -0-
                                                                  ========  ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                    2001      2000
                                                                  --------  --------
Common stock issued in settlement of lease                        $    -0-  $124,200
                                                                  ========  ========

Note payable issued in payment of debt extension fee              $550,791  $    -0-
                                                                  ========  ========

Value of common stock issued as payment of debt    extension fee
                                                                  $360,000  $    -0-
                                                                  ========  ========

Liability incurred for purchase of treasury stock                 $ 50,800  $    -0-
                                                                  ========  ========



    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
-----------------------------------------------

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

     The accompanying financial statements represent the consolidated financial position and results of operations of the Company and includes the accounts and results of operations of the Company and Telco, its wholly owned subsidiary, for the years ended September 30, 2001 and September 30, 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash includes all short-term highly liquid investments that are readily
     ----
     convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At September 30, 2001, cash deposits exceeded those insured limits by $580,000.

     Principles of Consolidation: The consolidated financial statements include
     ----------------------------
     the accounts of the Company and its wholly owned subsidiary, Telco Billing, Inc. All significant intercompany accounts and transactions are eliminated.

     Customer acquisition costs represent the direct response marketing costs
     --------------------------
     that are incurred as the primary method by which customers subscribe to the Company's services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eight months. The amortization lives are based on estimated attrition rates. The Company capitalized expenditures of $575,000 and $1,177,000 during the years ended September 30, 2001 and 2000 respectively. The Company amortized those capitalized amounts at $613,000 and $1,580,000 during the years ended September 30, 2001 and 2000 respectively.

     The Company also incurs advertising costs that are not considered direct-response advertising. These other advertising costs are expensed when incurred. These advertising expenses were $75,000 and $30,000 for the years ended September 30, 2001 and 2000 respectively.

     Property and equipment is stated at cost less accumulated depreciation.
     ----------------------
     Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense was $156,343 and $144,993 for the years ended September 30, 2001 and 2000 respectively.

     Revenue recognition: The Company's revenue is generated by customer
     -------------------
     subscriptions of directory and advertising services. Revenue is billed and recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers ("LEC's") that provide local telephone service. Monthly subscription fees are generally included on the telephone bills of the customers. The Company recognizes revenue based on net billings accepted by the LEC's. Due to the periods of time for which adjustments may be reported by the LEC's and the billing companies, the Company estimates and accrues for dilution and fees reported subsequent to year-end for initial billings related to services provided for periods within the fiscal year.

     Revenue for billings to certain customers whom are billed directly by the Company and not through the LEC's, is recognized on the basis of cash received due to poor experience associated with the collection of such billings. The Company recognizes revenue on these billings on estimated future collections which are determined on the basis of historical collections.

     Income taxes: The Company provides for income taxes based on the provisions
     ------------
     of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     Financial Instruments: Financial instruments consist primarily of cash,
     ---------------------
     accounts receivable, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

     Net income per share is calculated using the weighted average number of
     --------------------
     shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128 Earnings Per Share.

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

     Recently Issued Accounting Pronouncements: In December 1999, the Securities
     -----------------------------------------
     and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that the Company's revenue recognition policies have complied with those prescribed in SAB 101 and therefore, the adoption of SAB No. 101 did not have a material effect on the Company's revenues or revenue recognition policy.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.'s 141 Business Combinations and 142 Goodwill and Other Intangible Assets. The Company has reviewed the provisions of the new accounting pronouncements and does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company. However, the Company will likely be required to review its process of analyzing the carrying value of its intangible assets.

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

     The Company entered into a customer billing service agreement with Integretel, Inc. Integretel provides billing and collection and related services. Determining the net realizable value requires an estimation of both uncollectible receivables or any returns and allowances. The trade receivable due from Integretel at September 30, 2001 was $2,126,219. These receivables have been reduced by an allowance for doubtful accounts of $637,866.

     The Company also entered into a customer billing service agreement with Enhanced Services Billing, Inc. (ESBI). ESBI provides billing and collection and related services very similar to Integretel discussed above. Determining the net realizable value requires an estimation of both uncollectible receivables or any returns and allowances. The trade receivable due from ESBI at September 30, 2001 was $1,146,644 less aggregated amounts for telco fees, and reserve holdbacks based on dilution. This trade receivable has been reduced by an allowance for doubtful accounts of $298,127.

     Trade subscription receivables, which are directly administered and carried by the Company, are valued and reported at net realizable value, the net amount expected to be received. This amount may or may not be necessarily the amount received. Determining the net realizable value requires an estimation of both uncollectible accounts or any returns and allowances. The net trade subscriptions receivable at September 30, 2001 was $395,000.

     The Company experiences significant dilution from the billing companies. The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience. The Company's cash flow can be affected by holdbacks, fees and other matters that are determined by the LEC's and the billing companies.

4.   INTELLECTUAL PROPERTY

     In connection with the Company's acquisition of Telco, the Company was required to provide accelerated payment of license fees for the use of the Internet domain name or Universal Resource Locator (URL) Yellow-page. net.
                                                              ----------------
     Telco had previously entered into a 20-year license agreement for the use of the URL with one of its two 50% stockholders. The original license agreement required annual payments of $400,000. However, the agreement stated that upon a change in control of Telco, a $5,000,000 accelerated payment is required to maintain the rights under the licensing agreement. The URL holder agreed to discount the accelerated payments from $8,000,000 to $5,000,000 at the time of the acquisition. The Company agreed to make that payment upon effecting the acquisition of Telco.

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

     In the year ended September 30, 2001, the former URL holder claimed that it was due additional amounts for the prior loan extensions. The Company reached a settlement with the former URL holder that required the Company to issue to the former URL holder, 4,000,000 shares of the Company's common stock, warrants to purchase 500,000 shares of the Company's common stock and a note payable for $550,000. The Company recorded an expense of approximately $917,000 related to the settlement representing the principal amount of the note payable, $360,000 as the fair value of the 4,000,000 common shares and $7,176 as the fair value of the warrants. The value of the common stock was determined on the basis of the quoted trading price of the shares on the date of the agreement. The fair value of the warrants was determined on the using the Black-Scholes option pricing model.

     The URL is recorded at its cost net of accumulated amortization. Management believes that the Company's business is dependent on its ability to utilize this URL given the recognition of the Yellow page term. Also, its current
                                           -----------
     customer base relies on the recognition of this term and URL as a basis for maintaining the subscriptions to the Company's service. Management believes that the current revenue and cash flow generated through use of Yellow-page.net substantiates the net book value of the asset. The Company
     ---------------
     will periodically analyze the net book value of this asset and determine if impairment has occurred. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $447,083 and $471,667 for the years ended September 30, 2001 and 2000 respectively.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at September 30, 2001:

               Leasehold improvements         $    319,150
               Furnishings and fixtures            197,261
               Office and computer equipment       275,364
                                              -------------
               Total                               791,775
               Less accumulated depreciation      (416,889)
                                              -------------

               Property and equipment, net    $    374,886
                                              =============

     The Company has provided certain equipment and improvements to an affiliated entity at no cost to that affiliated entity. This arrangement was made as part of the Company's original default settlement with the prior owners of the URL discussed in Note 4. The Company retains title and control of these assets. However, they are not being utilized by the Company. The net book value of the office equipment and leasehold improvements being utilized by the affiliated entity was approximately $136,000 at September 30, 2001.


6.   NOTES PAYABLE AND LINE OF CREDIT

     Notes payable at September 30, 2001 are comprised of the following:

     Term loan from bank.  Original balance of $40,525.
     Repayment terms require monthly installments of
     principal and interest of $1,844.  Interest at 8.5% per
     annum.  Due January 13, 2001.  Collateralized by
     equipment.                                                  $    1,805

     Note payable to stockholders, original balance of
     2,000,000, interest at 10% per annum.  Repayment
     terms require monthly installments of $100,000 plus
     interest.  Due January 11, 2001.  Collateralized by
     2,000,000 shares of the Company's common stock.
     Note is currently in default.                                  400,000

     Note payable to former Telco shareholder for balance
     of URL purchase price (Note 4). Repayment terms
     require monthly installments of principal and interest at
     20% per annum of $100,000 and due upon demand.
     Collateralized by 2,000,000 shares of the Company's
     common stock.  Note is currently in default.                   346,309


     Note payable to former Telco shareholder, original
     balance of $550,000, interest at 10.5% per annum.
     Repayment terms require monthly installments of
     principal and interest of $19,045 beginning December
     15, 2001.  Due September 25, 2004.  Collateralized by
     all assets of the Company.                                     550,791


                                                                 -----------
     Totals                                                       1,298,905

     Less current portion                                          (888,236)
                                                                 -----------

     Long-term portion                                           $  410,669
                                                                 ===========


7.   PROVISION FOR INCOME TAXES

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

     At September 30, 2001 the Company has unused federal net operating losses of $3,985,962 that may be unavailable under Internal Revenue Code 382 - change in control rules - expiring from 2011 through 2014. The Company may utilize the unavailable net operating loss carryforwards upon generating taxable income in that operating entity. At September 30, 2001 the Company had unused state net operating losses of $1,931,900 that may be unavailable under the change in control rules expiring 2003.

     Income taxes for years ended September 30, is summarized as follows:

                                             2001         2000
                                          ----------  ------------

     Current Provision                    $  961,891  $ 1,527,389
     Deferred Provision (Benefit)            268,556   (2,172,596)
                                          ----------  ------------

     Net income tax (benefit) provision   $1,230,447  $ (645,207))
                                          ==========  ============

A reconciliation for the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

                   2001                           2000
                   ----                           ----

     Federal statutory rates             $ 1,034,527     34%  $ 748,942     34%
     State income taxes                      197,777      6%    132,166      6%
     Utilization of valuation allowance   (1,527,389)  (69)%
     Other                                    (1,857)     -       1,074      -
                                         ------------  -----  ----------  -----
     Effective rate                      $ 1,230,447     40%  $(645,207)  (29)%
                                         ============  =====  ==========  =====

     Deferred tax assets totaling $1,983,000 are comprised of $512,000 for differences in book and tax bases of accounts receivable and intangible assets and approximately $1,471,000 relates to net operating loss carryforwards which is offset by a an equal valuation allowance resulting in a net deferred income tax asset of $512,000. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $1,471,000 of the deferred tax asset because of restrictions on the utilization of such carryforwards due to the change in control rules under Internal Revenue Code Section 382. The valuation allowance decreased $1,070,000 in the year ended September 30, 2000, due to resolution of uncertainties as to the Company's ability to generate sufficient taxable income to utilize the net operating loss carryforwards that could be utilized. There was no change in the valuation allowance in the year ended September 30, 2001.

     At September 30, 2001, there was a deferred tax liability of $114,739 related to the differences in book and taxes bases of property and equipment.

8.   LEASES

     The Company leases its office space under long-term operating leases expiring through 2003. Rent expense under these leases was $175,464 and $176,637 for the years ended September 30, 2001 and 2000.

     The Company consolidated office space from a variety of locations to a single facility effective with the Telco merger. The Company has subleased the former Telco office space.

     Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended September 30:

                     Sublease
             Rents   Rentals
           --------  --------

     2002  $392,862  $203,500
     2003    95,598         -
           --------  --------

           $488,460  $203,500
           ========  ========


9.   STOCKHOLDERS' EQUITY

Telco Acquisition

     The Company issued 17,000,000 shares of its Common Stock in connection with the Telco acquisition. The transaction was valued at the book value of the net assets of RIGL as of the date of the transaction.

     Common Stock Issued for Services
     --------------------------------

     The Company has historically granted shares of its common stock to officers, directors and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. During the year ended September 30, 2001, the Company issued 850,000 shares of common stock to officers, directors and consultants valued at $148,800.

     During the year ended September 30, 2000, the Company issued 500,000 shares to consultants valued at $464,950. Also in the year ended September 30, 2000, the Company issued 550,000 shares of its common stock valued at $115,500 to members of the board of directors as consideration and payment for directors' fees.

     Common Shares Rescinded
     -----------------------

     The Company made claims against numerous parties for return of common shares issued to consultants by former management. Some of these claims resulted in litigation. During the year ended September 30, 2001, the Company settled with six of those parties resulting in 1,596,784 shares of the Company's common stock being returned and retired. These transactions have been recognized as other income of $1,725,030 in the accompanying statement of operations for the year ended September 30, 2001. The rescissions and returns of the common stock were recorded at the value of the original transactions that were rescinded, that is, the recorded expense for the original issuance of the shares was, in effect, reversed in the year ended September 30, 2001.

     Common Stock Issued for Debt Extension
     --------------------------------------

     The former holder of the Yellow-page. net. URL made a claim against the
                              ----------------
     Company in the year ended September 30, 2001. The former URL holder claimed that it was owed $1,000,000 that represented a loan extension fee for an extension given in 1999. The Company disputed the claim but ultimately settled with the former URL holder. The settlement agreement required the Company to pay the former URL holder $550,000, 4,000,000 shares of the Company's common stock and warrants for and additional 500,000 shares of the Company's common stock. The Company recorded an expense of approximately $917,000 related to the settlement representing the principal amount of the note payable, $360,000 as the fair value of the 4,000,000 common shares and $7,176 as the fair value of the warrants. The value of the common stock was determined on the basis of the quoted trading price of the shares on the date of the agreement. The fair value of the warrants was determined on the using the Black-Scholes option pricing model.

     Treasury Stock
     --------------

     During the year ended September 30, 2001, the Company acquired 254,000 shares of its common stock from a single stockholder. The Company agreed to purchase the common stock for $101,600. The Company paid cash of $50,800 prior to September 30, 2001 and accrued the remaining $50,800 due at September 30, 2001

     Other
     -----

     During the year ended September 30, 2000, the Company issued 100,000 shares of its common stock to a sub lessee of certain office space for which the Company is the primary lessee. Management agreed to issue these shares as an inducement to the sub-lessee and allow the Company to eliminate the monthly obligation under that lease.

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

     The Company granted 1,700,000 shares of Series B preferred stock to certain employees during the year ended September 30, 1999. The Series B preferred stock has no stated dividend. The preferred shares are convertible to common stock at the option of the holder. The shares are convertible at varying rates depending upon the trading price of the common stock at the time of conversion. The initial conversion rate is one share of common for each share of preferred. Conversion may not occur until certain "trigger events" occur and all rights with respect to the preferred shares terminate on November 30, 2004. "Trigger events" are defined as trading prices of the Company's common stock reaching or exceeding $5 through $10 per share and net income reaching or exceeding $5,000,000. No value was assigned to the preferred shares in the accompanying balance sheet nor was any compensation expense recognized for the year ended September 30, 2000, because the preferred shares were not exercisable at the time of issuances because of the failure of the Company to meet the "trigger events". Subsequently, management has cancelled the Series B preferred stock and rescinded those issuances and all shares of the Series B preferred stock were returned as of September 30, 2001.


10.  COMMITMENTS AND CONTINGENCIES

     Telco Billing
     -------------

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

     Billing Service Agreements
     --------------------------

     The Company has entered into a customer billing service agreement with Integretel, Inc. (IGT). IGT provides billing and collection and related services associated to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. The agreement will automatically renew on September 1, 2003, unless either party gives notice of termination 90 days prior to that renewal date. Under the agreement, IGT bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and IGT fees. If either the Company's transaction volume decreases by 25% from the preceding month, less than 75% of the traffic is billable to major telephone companies, IGT may at its own discretion increase the reserves and holdbacks under this agreement. IGT handles all billing information and collection of receivables. The Company's cash receipts on trade accounts receivable are dependent upon estimates pertaining to holdbacks and other factors as determined by IGT. IGT may at its own discretion increase the reserves and holdbacks under this agreement.

     The Company has also entered into a customer billing service agreement with Enhanced Services Billing, Inc. (ESBI). ESBI provides billing and collection and related services associated to the telecommunications industry. The agreement term is for two years, automatically renewable in one-year increments unless appropriate notice to terminate is given by either party. The agreement automatically renews on December 3, 2001, unless either party gives notice of termination 91 days prior to that renewal date. Under the agreement, ESBI bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and ESBI fees. If either the Company's transaction volume decreases by 25% from the preceding month, less than 75% of the traffic is billable to major telephone companies, ESBI may at its own discretion increase the reserves and holdbacks under this agreement.

     These agreements with the billing companies provide significant control to the billing companies over cash receipts and ultimate remittances to the Company. The Company estimates the net realizable value of its accounts receivable on historical experience and information provided by the billing companies reflecting holdbacks and reserves taken by the billing companies and LEC's.

     United States Federal Trade Commission (FTC)
     --------------------------------------------

     The Company was a subject of an FTC investigation pertaining to claims made of deceptive marketing practices. The Company has reached an agreement with the FTC requiring the Company to make certain changes to mailing and promotional materials and notify certain customers that a refund of past paid service fees is available. The settlement requires the Company to notify approximately 11,000 customers. Each of those customers may receive a refund of up to $12.50. At September 30, 2001, the Company accrued $45,413 which was all paid after September 30, 2001. Management does not believe that there will be any additional material refunds. The Company may also be required to pay certain expenses incurred in the FTC investigation. The Company intends to contest payment of these expenses but believes that if such is a requirement of any final settlement with the FTC, the amount could range from $50,000 to $70,000.

11.  NET INCOME PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were no preferred stock dividends in the years ended September 30, 2001 and 2000. Warrants to purchase 500,000 shares of common stock were excluded from the calculation for the year ended September 30, 2001. The exercise price of those warrants was greater than the trading value of the common stock and therefore inclusion of such would be anti-dilutive.

     Preferred stock convertible to 1,500,000 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended September 30, 2000 because the ability to convert is contingent upon the Company attaining certain stock price and profitability goals. None of which was met at September 30, 2000. Also, warrants to purchase 350,000 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended September 30, 2000 because the exercise price of the warrants is greater than the average common stock price for the period, therefore the effect of their inclusion would be antidilutive. Also excluded from the calculation for the year ended September 30, 2000, were 890,334 shares of common stock that are in dispute.

     The following presents the computation of basic and diluted loss per share from continuing operations:

              20012000
              --------
                                                                        Per
                                                 Income      Shares    Share     INCOME      Shares   Per share
                                               ----------                      ----------  ----------  ----------
Net  Income (Loss)                             $1,812,281                      $2,847,977
Preferred stock dividends
                                               ----------                      ----------
Income from continuing operations
                                                1,812,281                       2,847,977

BASIC EARNINGS PER SHARE:

Income Loss available to common stockholders
                                               $1,812,281  40,623,126  $ 0.07  $2,847,977  40,120,829  $     0.07
                                               ==========              ======  ==========              ==========

Effect of dilutive securities                  N/A                             N/A

DILUTED EARNINGS PER SHARE                     $1,812,281  40,623,126  $ 0.07  $2,847,977  40,120,829  $     0.07
                                               ==========              ======  ==========              ==========


12.  RELATED PARTY TRANSACTIONS

     The Company from time to time advances and borrows funds from Board members and other related entities. At September 30, 2001, the Company was owed approximately $116,000 along with $6,190 in accrued interest and also owed $10,386 to such entities.

     The Company engaged an entity owned by the Chief Executive Officer for consulting services. The costs related to this engagement for the year ended September 30, 2001 were approximately $158,000. The Company's Chief Financial Officer also provided other professional services to the Company through an entity wholly owned by this officer. The costs related to these services for the year ended September 30, 2001 were approximately $67,000.

     The Board of Directors' fees for the year ended September 30, 2001 were approximately $45,000. The Company also compensated certain members of the Board of Directors for services other than routine duties of the Board. Fees paid to Board members for other services in the year ended September 30, 2001 were approximately $147,000. Fees paid to Board members in the year ended September 30, 2000 were $150,000. The Company also granted 550,000 shares of common stock to members of the Board of Directors as directors' fees in the year ended September 30, 2000.

     As part of the Company's original default settlement with the prior owners of the URL discussed in Note 4, the Company has provided certain equipment and improvements to an affiliated entity at no cost to that affiliated entity. The Company retains title and control of these assets. However, the assets are not being utilized by the Company. The net book value of the office equipment and leasehold improvements being utilized by the affiliated entity was approximately $136,000 at September 30, 2001. The Company is also providing office space to this entity for substantially below market rental rates. This entity is affiliated through commonality of certain management members.

     The Company has contracted the services of several related entities in its daily operations. The Company leases its employees from an entity in which certain officers have financial interests. The Company also has a contract with a related entity to provide dial-up services to the Company's customers. This affiliated entity's president is on the Company's Board of Directors. For the year ended September 30, 2001, the Company had recorded $10,000 in deposits due from this entity. Another affiliated entity provides customer service and technical support to the Company's customers, and this entity's president is also on the Company's Board of Directors. The Company has recorded revenues of $22,813 and costs of sales of $67,948 related to the activities contracted for form this entity for the year ended September 30, 2001.


13.  CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at banks in Arizona. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2001, the Company had bank balances exceeding those insured limits of $580,000.

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


14.  STOCK BASED COMPENSATION

     From time to time, the Company issues stock options to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. There were no options granted in the years ended September 30, 2001 and 2001 nor was there any additional vesting of options previously granted.

     Under the Employee Incentive Stock Option Plan approved by the stockholders in 1998, the total number of shares of common stock that may be granted is 1,500,000. The plan provides that shares granted come from the Corporation's authorized but unissued common stock. The price of the options granted pursuant to this plan shall not be less than 100 percent of the fair market value of the shares on the date of grant. The options expire from five to ten years from date of grant. At September 30, 2001, the Company had granted an aggregate of 1,212,000 options under this plan.

     In addition to the Employee Incentive Stock Option Plan, the Company will occasionally grant options to consultants and members of the board of directors under specific stock option agreements. There were no such options granted in the years ended September 30, 2001 and 2000.

     The summary of activity for the Company's stock options is presented below:

                                                                                                   Weighted
                                                                                                    Average
                                                                       2001              2000      Exercise
                                                                     ---------       ------------  ---------
                                                                                                     Price
                                                                                                   ---------

     Options outstanding at beginning of year                              -0-  N/A
                                                                                       1,107,000   $    1.34
     Granted                                                               -0-               -0-
     Exercised                                                             -0-  N/A      (53,611)  $    1.00
     Terminated/Expired                                                    -0-       ( 1,053,389)
     Options outstanding at end of year                                    -0-               -0-
     Options exercisable at end of year                                    -0-               -0-
     Options available for grant at end of year
                                                                     1,341,389         1,341,389


     Price per share of options outstanding                          N/A             N/A


     Weighted average remaining contractual lives
                                                                     N/A


     Weighted Average fair value of options granted during the year
                                                                     N/A


     The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

                                                  2001                    2000
                                                  ----                    ----
                                                      Weighted                Weighted
                                                       Average                 Average
                                                      Exercise                Exercise
                                                        Price                   Price
                                                      ---------               ---------
     Warrants outstanding at beginning of
     year                                   350,000   $    2.00   1,355,000   $    2.00
     Granted                                500,000   $    2.12         -0-
     Expired                               (350,000)  $    2.00  (1,005,000)  $    2.00
      Exercised                                 -0-                     -0-
                                           ---------  ---------  -----------  ---------
        Outstanding at September 30,        500,000   $    2.12     350,000   $    2.00
                                           =========  =========  ===========  =========

     The warrants granted in the year ended September 30, 2001 were issued in connection with the settlement with the former URL holder (NOTE 4). The exercise prices of the warrants range from $1.00 to $3.00. The fair value of each warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for year ended September 30, 2001:

          Dividend yield           None
          Volatility                   0.491
          Risk free interest rate       4.18%
          Expected asset life      2.5 years


     The 500,000 warrants outstanding at September 30, 2001, expire in September 2006.


15.  EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) profit sharing plan for its employees. Employees are eligible to participate in the plan upon reaching age 21 and completion of three months of service. The Company made no contributions to the plan for the years ended September 30, 2001 and 2000.


                                *  *  *  *  *  *

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

     On March 14, 2000, we reported that we replaced McGladry and Pullen LLP as our principal certified public accountants. McGladry and Pullen LLP had been engaged as the independent auditors, but had not issued any audited reports.

     On March 30, 2000, we appointed King, Weber & Associates, P.C., as our independent auditors to conduct the audit of our September 30, 2000 fiscal year financial statements. On December 31, 2000 King, Weber & Associates, P.C. changed its corporate name to Marshall & Weber, CPA's, PLC and subsequently changed its corporate name to Weber and Company P.C.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The following biographical information is provided for each of the Company's Directors and Executive Officers:

     Angelo Tullo has served as our Chairman of the Board since February 2000. Mr. Tullo was hired as Chief Executive Officer and President on September 10, 2000. Mr. Tullo is the president of Sunbelt Financial Solutions, Inc., an investment banking and consultant firm in Scottsdale, Arizona. For over 20 years, Mr. Tullo has been active as a business consultant. Mr. Tullo has actively worked with commercial financing and factoring for the past ten years. He has owned and operated factoring companies, leasing companies, consulting companies, wholesale companies, professional employment organizations, insurance agencies, heating and air-conditioning contractors, retail oil companies, real estate companies and restaurants. He is a former member of the CEO Club in New York and is a currently a member of the Republican Presidential Roundtable.

     In February 2000, American Business Funding Corp. filed for protection under Chapter 11 of the Bankruptcy Code in the Federal District Court of Arizona. Mr. Tullo had previously been a director, officer and shareholder of American Business Funding prior to the time of its bankruptcy filing. Mr. Tullo and his former fellow shareholders have been involved in intense litigation regarding certain activities of one of the directors and a group of individuals that worked directly for a director.

     Walter Vogel. Mr. Vogel has been a director since February 2000 and was previously a member of our board from March to October 1998. Mr. Vogel has been involved extensively in international business for many years. From 1996 to present, Mr. Vogel has been the owner and president of MC Management GmbH, a business-consulting firm in Ottenfing, Germany. Mr. Vogel has served as a director of several companies both in the United States and Europe.

     Gregory B. Crane. Mr. Crane has been a director of the Company since February, 2000 and also served as our Director of Operations from February 2000 to September 2000. From September 1998 to June 1999, Mr. Crane was the General Manager of Telco Billing, Inc. ("Telco"). Mr. Crane owned and operated several businesses, including residential and commercial builders, multi-state mail order, and document-preparation companies, and was also the creator of the Yellow-Page.Net concept. Mr. Crane is a former member of the Young
---------------
Entrepreneur's Organization ("YEO").

     In connection with providing homestead declaration document preparation and filing services to the public, Mr. Crane and certain of his associated businesses have been subject to injunctive actions brought by the states of Arizona, Florida, Texas and Washington. These actions generally raised legal questions concerning mailer solicitations for document preparation services.
Mr. Crane and various of the state plaintiffs have entered into consent orders in connection with these actions that required the modification of mailers and the payment of civil penalties, restitution, and attorneys' fees. The use of the mail solicitation for document preparation services was prohibited in the State of Washington. Mr. Crane voluntarily entered into an agreement with the State of Florida in connection with these matters and, due to an error in type size made by printer, which was a technical violation of that order, a judgment was placed based on that agreement. In connection with that violation of the Florida order, Mr. Crane is subject to a judgment in the amount of approximately $1.4 million, plus accrued interest. Mr. Crane is attempting to resolve this Florida judgment.

     Mr. Crane was also named in the action filed by the Federal Trade Commission ("FTC") against us and has been included in the stipulated preliminary order entered into by the FTC and us and approved by the FTC. The Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief by and between the FTC, Mr. Crane, Telco, us and others (the "Order") places certain restrictions on the way mail solicitations will appear. The Order has been approved by the U.S. District Court Judge and the matter is closed with no findings of wrong doing on the part of the company, its officers and directors or Mr. Crane.

     Daniel L. Coury. Mr. Coury has served as a director of the Company since February 2000. For the last ten years, Mr. Coury's principal business has been Mesa Cold Storage, Inc. that owns and operates the largest cold storage facilities in Arizona. He is also involved in the ownership and operation of various real estate interests and business ventures.

     Harold Roberts. Mr. Roberts has served as a director of the Company since February, 2000 and previously served as a director of its predecessor from 1994 to 1998. Mr. Roberts has practiced law in Santa Fe, New Mexico since 1955 and since 1975 has engaged primarily in matters regulated by various regulatory agencies, including the Securities and Exchange Commission. He has served as a director and president of SunRay Oil Company, a company engaged in drilling, exploration and distribution, from 1996 to present, as a director and officer of Candu, Inc., a company engaged in electronic marketing, from 1985 to the present, and as a director and president of Verilite Aircraft Corporation, a company engaged in aircraft development, from 1994 to the present. Mr. Roberts is a graduate of the University of Colorado Law School.

     DeVal Johnson. Mr. Johnson has served as a director since October 1999. Mr. Johnson was the graphics designer and director of Telco from September 1998 until June 1999, when the Company acquired it. Mr. Johnson was responsible for the design of the in-house sales presentation and creation of the corporate logo and image for YP.Net. From 1995 through 1998, Mr. Johnson was a graphics designer for Print Pro, Inc. Mr. Johnson is actively involved with Website promotion, interactive design and Internet advertising. Mr. Johnson also serves as an officer and board member of Simple.Net a national Internet service provider.

     Pamela J Thompson. Mrs. Thompson was hired to serve as Chief Financial Officer, Secretary and Treasurer of the Company on January 15, 2001. Mrs. Thompson holds a Bachelor of Science from Moorhead State University in Accountancy and holds her licenses as a Certified Public Accountant in the State of Arizona. She is a member of the Arizona Society of Certified Public Accountants, American Institute of Certified Public Accountants, and Arizona Women's Society of Certified Public Accountants and is the founder and principle Executive Officer of The Thompson Group, CPA's. She is also a member of Behind the Bench: National Basketball Wives Association exclusive of wives of NBA players.

Prior to joining the Company, Mrs. Thompson practiced public accounting for the international firm of Arthur Andersen and Pannell Kerr Forester, and one of the larger regional firms Eide, Bailey and Company. She has had over 18 years of experience in tax, accounting, and SEC compliance for publicly traded companies. Ms. Thompson has been featured in Arizona Women's Success Magazine, National Basketball Players Association Magazine, and Behind the Bench: National Basketball Wives Association Magazine.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Based solely on review of reports under Section 16(a) of the Securities Exchange Act of 1934, as amended, that were filed by executive officers and directors and beneficial owners of 10% or more of our common stock during the fiscal year ended September 2000, to the best of the Company's knowledge, all 16(a) filing requirements have been made through the fiscal year ended September 30, 2000, and September 30, 2001. This information is based on a review of
Section 16(a) reports furnished to us and other information.

ITEM 10.     EXECUTIVE COMPENSATION

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The directors and executive officers of YP.Net, their ages and positions are as follows:

NAME                     AGE                             POSITIONS HELD(1)
-----------------------  ---  -----------------------------------------------------------------------
Angelo Tullo              45  Chairman of the Board, Director, Chief Executive Officer and President
Walter Vogel              61  Director, Vice Chairman of
        the Board
Gregory B. Crane          37  Director
Daniel L. Coury, Sr.      47  Director
Harold A. Roberts         75  Director
DeVal Johnson             36  Director
Donald Reese              38  Director of Operations
Pamela J. Thompson, CPA   38  Chief Financial Officer, Treasurer,
          Secretary

(1)  All  current  directors  serve  until  the  next  annual  shareholders  meeting or their earlier resignation  or  removal.

OFFICER  COMPENSATION

     The following table reflects all forms of compensation for the fiscal years ended September 30, 2001, and September 30, 2000, for the Chief Executive Officer and the other two most highly compensated executive officers of YP.Net, Inc., whose salaries exceed $100,000 annually, for the years stated.

                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation
----------------------------  ---------------------------------
                              FISCAL              OTHER ANNUAL
NAME AND PRINCIPAL POSITION    YEAR    SALARY     COMPENSATION
----------------------------  ------  ---------  --------------
Angelo Tullo (1)                2001  $ 210,000  $   44,000 (1)
Chairman, Chief Executive       2000             $   21,000 (2)
Officer,
President
----------------------------  ------  ---------  --------------
Daniel Madero                   2001  $ 100,000  $   16,500 (3)
Director of Operations          2000  Resigned
----------------------------  ------  ---------  --------------
Pamela Thompson                 2001  $ 125,000  $    4,500 (4)
Chief Financial Officer,
Secretary,
Treasurer
----------------------------  ------  ---------  --------------
Donald Reese                    2001  $ 120,000
Director of Operations
----------------------------  ------  ---------  --------------

(1) Includes a bonus of 200,000 shares of YP.Net stock valued at $.22 per share.
(2)     Includes 100,000 shares of YP.Net stock valued at $.21 per share.
(3)     Includes 75,000 shares of YP.Net stock valued at $.22 per share.
(4)     Includes 50,000 shares of YP.Net stock valued at $.09 per share.

COMPENSATION  PURSUANT  TO  STOCK  OPTIONS

     No stock options were granted to executive officers during the fiscal years ended September 30, 2000, and September 30, 2001.

DIRECTOR  COMPENSATION
     Upon appointment to the Board, Mr. Tullo was awarded 100,000 shares of our common stock and Mr. Vogel was awarded 75,000 shares. All other directors were awarded 50,000 shares. The shares awarded were earned monthly for director services performed. The 425,000 shares of common stock paid to the directors as compensation for their services were valued at $.22 per share for a total value of $93,500 and the value is considered based upon the average bid and ask price as of date of issuance by the Board of Directors and is in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Additionally, the directors receive $2,000 per meeting or per quarter for their service on the Board and may receive $250 per hour for services related to any Board Committee on which they serve.

1998 Stock Option Plan

     In June 1998, our Board of Directors adopted, and our shareholders approved, the 1998 Stock Option Plan (the "Plan"). The purpose of the Plan was to provide incentives to employees, directors and service providers to promote our success. The Plan provides for the grant of both qualified and non-qualified options to purchase up to 1,500,000 shares of our common stock at prices determined by the Board of Directors, but in the case of incentive options, at a price not less than the fair market value of the stock on the date of the grant. The Plan is administered by the Board of Directors or by a committee appointed by the Board. As of September 31, 2001, all outstanding options to purchase our stock have expired and there are no options currently outstanding under the Plan.

ITEM 11.     SECURITY OWNERSHIP OF OWNERS AND MANAGEMENT

     The following table sets forth, as of December 15, 2001, the ownership of each person known by us to be the beneficial owner of five percent or more of our common stock, each officer and director individually, and all officers and directors as a group. We have been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

     NAME AND ADDRESS                      AMOUNT AND NATURE    PERCENT
     OF BENEFICIAL OWNER                     OF OWNERSHIP     OF CLASS(1)
     ------------------------------------  -----------------  -----------

     Angelo Tullo                                    300,000           *
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     Walter Vogel                                    195,000           *
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     Gregory B. Crane                                 75,500           *
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     Daniel L. Coury, Sr.                            180,000           *
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     Harold A. Roberts                               258,000           *
     P.O. Box 101
     Santa Fe, NM 87504

     Wallace Olsen, Jr.                              547,500        1.34%
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     DeVal Johnson                                   125,000           *
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205


     NAME AND ADDRESS                      AMOUNT AND NATURE    PERCENT
     OF BENEFICIAL OWNER                     OF OWNERSHIP     OF CLASS(1)
     ------------------------------------  -----------------  -----------

     Matthew & Markson Ltd. (3)                   11,600,000          27%
     Woods Centre, Frair's Road
     P.O. Box 1407
     St. John's
     Antigua, West Indies

     Morris & Miller Ltd.                          9,325,000          23%
     Woods Centre, Frair's Road
     P.O. Box 1407
     St. John's
     Antigua, West Indies

     All Directors as a Group (7 persons)          1,133,500           3%

* Represents less than one percent (1%) of our issued and outstanding common stock.

(1) Based on 43,813,680 shares outstanding as of December 15, 2001. This amount excludes 4,500,000 shares issued and held as collateral for obligations of YP.Net under two promissory notes. Upon payment of the notes, the shares will be returned to YP.Net for cancellation.
 (2) The number of shares held by Matthew & Markson, Ltd. excludes 2,000,000 shares issued as collateral for a note payable issued by YP.Net. These shares will be returned to YP.Net and cancelled upon payment of the note.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Note Conversion. We borrowed $500,000 from Mr. Wallace Olsen, a shareholder who later became a member of the Board of Directors effective February 4, 2000. In September 1999, we repaid $250,000 of the balance in cash and Mr. Wallace Olsen converted the remaining $250,000, plus $100,000 in accrued interest. This notes was exchanged into 400,000 shares of our common stock with a total value of $200,000; the stock was issued at a price of 50 cents per share.

     Acquisition of Telco. In June 1999, the Company's predecessor acquired all of the outstanding stock of Telco in exchange for 17,000,000 shares of our common stock. Matthew & Markson, Ltd. and Morrison & Miller, Ltd., as the shareholders of Telco, were issued 7,650,000 and 9,350,000 shares, respectively. As to these shares, the original acquisition agreement provided for certain Put rights that were later terminated. In exchange for cancellation of the Put rights, we agreed to provide the former Telco shareholders with a $10,000,000 credit facility. Loans made to these shareholders under this facility are to be secured by a pledge of our stock. Interest for borrowings under this facility is to be at least 0.25% higher than our average borrowing costs. No advances in excess of $1,000,000 may be made at any one time and no advances in excess of $1,000,000 are to be made unless we have available at least 30 days operating capital plus other reserves. No advances are permitted to be made if we are in default with respect to any of our lender obligations. The credit facility has not been formally documented and no advances have been made or are expected until documentation is completed.

     Gregory B. Crane and DeVal Johnson were employees of and primarily involved in the start-up of Telco. Mr. Crane continues to serve as a liaison for Matthew & Markson, Ltd. and Morrison & Miller, Ltd. and negotiated the acquisition of Telco by the Company's predecessor entity on behalf of the former Telco shareholders.

     License of URL. In connection with the acquisition of Telco, the Company's predecessor entity also agreed to pay Matthew & Markson, Ltd. $5,000,000 as a discounted accelerated royalty payment for a 20-year license of the URL Yellow-Page. Net. The royalty was made under the terms of an Exclusive
        --------
Licensing Agreement dated September 21, 1998, between Telco and Matthew & Markson, Ltd. The payment was originally to be paid in full upon the acquisition of Telco. The Company paid $3,000,000 as a down payment; however, the Company defaulted on payment of the $2,000,000 balance on August 15, 1999. To extend the payment obligations, we agreed to provide, for the benefit of Mathew & Markson, $250,000 in tenant improvements for approximately one-half of our Mesa facility. The premises were leased to Matthew & Markson's designee for $1.00 per year throughout the term of the 5-year lease. The annual fair rental value of the lease premises is $4,500 per month. A one million dollar ($1,000,000.00) extension fee may also be due if exercised. On November 15, 1999, we paid an extension fee of $200,000. The $200,000 extension fee was applied against the $5,000,000 accelerated royalty payment and an additional $2,000,000 was paid on the royalty payment in July 1999. Matthew & Markson, Ltd. also agreed to take a $2,000,000 note for the balance due that remains due and outstanding.

     After we defaulted on the November 1999 extension agreement, on January 15, 2000, the note was renegotiated to a demand note with monthly installments of $100,000 per month. The payments may be suspended if we do not have certain cash reserves or are otherwise in default under other obligations. The note is secured by 2,000,000 shares of our common stock held in escrow, to be returned for cancellation upon payment of the note.

On September 25, 2001, we agreed in settlement of the company's breach and noncompliance with the original acquisition agreement and extension agreement with Telco dated June 16, 1999 to pay Matthew Markson, Ltd., $550,000 and issued 4,000,000 shares of our common stock at $0.09, and the value is considered based upon the average bid and ask price as of September 25, 2001 and is in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     The $550,000 will be paid over a thirty-six month term at a 10.5% annual interest rate. Matthew Markson Ltd. has agreed and waived any future payments for the original default of the and extension fee for the acquisition of Telco. Matthew Markson Ltd will continue its security interest in the company and collateral shares held by Matthew Markson. Ltd.

     Business Executive Services, Inc. ("BESI"), as the nominal rent sublessee, leases portions of our Mesa facility to other businesses associated with other third parties. Mr. Crane is employed by BESI and receives a salary of approximately $2,000 per month from BESI and bonuses in an undetermined amount.

     We have entered into a joint venture with Simple. Net, Inc., an Internet service provider ("Simple") where we manage certain Simple operations for a fee. Such operations include customer service, technology and billing. The Thompson Group P.C. also performs accounting services for Simple. Matthew & Markson, Ltd. is Simple's primary investor.

     Related Party Transaction Policy. The Company's general policy requires adherence to Nevada corporate law regarding transactions between the Company and a director, officer or affiliate of the corporation. Transactions in which such persons have a financial interest are not void or voidable if the interest is disclosed and approved by disinterested directors or shareholders or if the transaction is otherwise fair to the corporation. It is our policy that transactions with related parties are conducted on terms no less favorable to us than if they were conducted with unaffiliated third parties. During fiscal year ended September 30, 2000, through September 31, 2001, there have been no related party transactions.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS

            3.1 (1)  Certificate of Restated Articles of Incorporation of Renaissance
                     International, Inc.

            3.2 (4)  Amended Articles - To change the name to YP.Net, Inc., and
                     Authorized Capital Increase to 50,000,000 Form 8-K 7/6/98

            3.3 (4)  Amended Articles - Name Change to YP.Net

            3.4 (4)  Certificate of Designation - Series B preferred shares

            3.5 (1)  Bylaws of Renaissance International Group, Ltd.

            3.5 (4)  Amended Bylaws

           10.1 (2)  1998 Stock Option Plan

          10.18 (5)  Agreement dated November 1, 2000 between Intelligenx, Inc. d/b/a
                     i411.com and YP.Net


          10.19 (5)  Forbearance Letter Agreement dated February 8, 2001 between Telco and
                     Finova Capital Corporation

          10.20 (7)  Federal Trade Commission Settlement Agreement

          10.21 (7)  Hudson Consulting Group, Inc. Settlement Agreement

          10.22 (6)  S.G. Martin Securities LLC agreement with investment banker

            10.23*   OAN contract with billing integrator

            10.24*   Level 3, Inc. contract for ISP dial-up services

                11   Statement Regarding Computation of Per Share Earnings: incorporated in Item
                     7 of the Audited Financial Statements for period ending September 30, 2000 and
                     September 30, 2001

                21   Subsidiaries of YP.Net, Inc.: Telco Billing, Inc.

1     Incorporated by reference from Form 10-QSB as filed May 6, 1998.
2     Incorporated by reference from Form S-8 as filed July 10, 1998.
3     Incorporated by reference from Form 10-QSB for the quarter ended June 30, 2000.
4     Incorporated by reference from Form 10-QSB for the fiscal year ended September 30, 2000.
5     Incorporated by reference from Form 10-QSB for the quarter ended December 31, 2000
6     Incorporated by reference from Form 10-QSB for the quarter ended March 31, 2001
7     Incorporated by reference from Form 10-QSB for the quarter ended June 30, 2001
*     Filed herewith.

REPORTS ON FORM 8-K

     One report on Form 8-K was filed in the fiscal quarter ended September 30, 2001. A Form 8-K filed on September 20, 2001 disclosed the resignation of Wallace Olsen from being a member of the Board of Directors.

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   YP.NET, INC.


Dated: December 29, 2001           By  /s/  Angelo Tullo
                                     --------------------------------------
                                        Angelo Tullo, Chairman of the Board


                                   BOARD OF DIRECTORS


Dated: December 29, 2001           By  /s/  Angelo Tullo
                                     --------------------------------------
                                        Angelo Tullo

Dated: December 29, 2001           By  /s/  Walter Vogel
                                     --------------------------------------
                                        Walter Vogel


Dated: December 29, 2001           By  /s/  Gregory B. Crane
                                     --------------------------------------
                                        Gregory B. Crane


Dated: December 29, 2001           By  /s/  Daniel L. Coury, Sr.
                                     --------------------------------------
                                        Daniel L. Coury, Sr.


Dated: December 29, 2001           By  /s/  Harold A. Roberts
                                     --------------------------------------
                                        Harold A. Roberts


Dated: December 29, 2001           By  /s/  DeVal Johnson
                                     --------------------------------------
                                        DeVal Johnson