Form 10QSB
period 2001-12-31
YP NET INC
filed 2002-02-14
CIK 1045742

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

            For the quarterly period ended December 31, 2001

            [ ] Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act

            For the transition period from               to
                                           -------------    ---------------

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

Yes   X     No
    -----      -----

     The number of shares of the issuer's common equity outstanding as of December 31, 2001 was 43,813,680 shares of common stock, par value $.001.

               Transitional Small Business Disclosure Format (check one):

Yes         No   X
    -----      -----

                                  YP.NET, INC.
                          INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                     PART I

FINANCIAL INFORMATION                                                            PAGE

Item 1.  Financial Statements
          Consolidated Comparative Balance Sheets
             as of December 31, 2001. . . . . . . . . . . . . . . . . . . . . .      4
          Consolidated Statements of Operations
             for the Three Months Ended December 31, 2001 and December 31, 2000      5
          Consolidated Statements of Cash Flows
             for the Three Months Ended December 31, 2001 and December 31, 2000      6
          Notes to the Consolidated Financial Statements. . . . . . . . . . . .   7-10

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .  10-12

                                    PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .     13
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .     13

                                   SIGNATURES

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                                     DECEMBER 31, 2001
                                                        (unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                         $          334,365
  Accounts Receivable                                        2,917,804
  Prepaid Expenses                                              80,934
  Direct Response Marketing - Net                              383,995
  Deferred income taxes                                        310,958
                                                    -------------------
    TOTAL CURRENT ASSETS                                     4,028,056
                                                    -------------------
PROPERTY AND EQUIPMENT:
  Furniture and Fixtures                                       197,261
  Equipment & Computer Equipment                               305,164
  Leasehold Improvements                                       319,150
LESS: Accumulated Depreciation and Amortization               (457,768)
                                                    -------------------
     TOTAL PROPERTY AND EQUIPMENT                              363,807
                                                    -------------------
OTHER ASSETS:
  Intangible Assets                                          5,010,000
  Deposits                                                      23,287
  Less Accumulated Amortization                             (1,185,416)
  Advances to Affiliate                                        242,422
                                                    -------------------
     TOTAL OTHER ASSETS                                      4,090,293
                                                    -------------------
     TOTAL ASSETS                                            8,482,156
                                                    -------------------
CURRENT LIABILITIES:
  Trade Accounts Payable                                        35,188
  Income Taxes Payable                                       1,514,056
  Accrued Expenses                                              43,776
  Short-Term Notes Payable - Note 1                            338,361
                                                    -------------------
     TOTAL CURRENT LIABILITIES                               1,931,381
                                                    -------------------
LONG-TERM LIABILITIES:
  Long-Term Notes Payables - Note 2                            516,941
  Deferred income taxes                                         42,447
                                                    -------------------
     TOTAL LONG-TERM LIABILITIES                               559,388
                                                    -------------------
     TOTAL LIABILITIES                                       2,490,769
                                                    -------------------
  Common Stock $.001 par value, 100,000,000 shares
    Authorized 43,813,680 issued and outstanding
    For December 31, 2001                                       43,814
  Additional Paid In Capital                                 4,556,806
  Treasury Stock                                              (184,922)
  Retained Earnings                                          1,575,689
                                                    -------------------
     TOTAL STOCKHOLDERS' EQUITY                              5,991,386
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $        8,482,156
                                                    -------------------

       See the accompanying notes to these unaudited financial statements

                                     YP.NET, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000


                                           --------------------  --------------------
                                            THREE MONTHS ENDED    THREE MONTHS ENDED
                                            DECEMBER 31, 2001     DECEMBER 31, 2000
                                           --------------------  --------------------
                                                           (unaudited)
INCOME
  REVENUE                                  $         2,992,993   $         4,526,623

  Cost of Services                                   1,184,277             2,886,352
  Selling and Marketing                                 43,879                10,806
  General and Administrative                           865,801               567,896
  Depreciation and Amortization                        148,379               145,913
                                           --------------------  --------------------
    TOTAL EXPENSES                                   2,242,336             3,610,967
                                           --------------------  --------------------

    EARNINGS (LOSS) FROM OPERATIONS                    750,657               915,656
                                           --------------------  --------------------

OTHER INCOME (EXPENSE)
  Other Income                                           4,291                 9,436
  Other Expense/Interest Income/(Expense)              (28,414)             (168,685)
                                           --------------------  --------------------
    TOTAL OTHER INCOME (EXPENSE)                       (24,123)             (159,249)
                                           --------------------  --------------------

  Net Income (Loss) Before Income Taxes                726,534               756,407

  Provisions for Income Taxes                          420,185                   -0-
                                           --------------------  --------------------

NET INCOME (LOSS)                          $           306,349   $           756,407
                                           ====================  ====================

EARNINGS (LOSS) PER SHARE:

  Basic Earnings (Loss) Per Share          $              0.01   $              0.02
                                           ====================  ====================

WEIGHTED AVERAGE NUMBER OF COMMON                   43,813,680            40,643,742
                                           ====================  ====================
   SHARES OUTSTANDING

Diluted Earnings (Loss) Per Share          $              0.01   $              0.02
                                           ====================  ====================

WEIGHTED AVERAGE NUMBER OF COMMON                   43,813,680            40,643,742
AND COMMON SHARE EQUIVALENTS               ====================  ====================
OUTSTANDING

       See the accompanying notes to these unaudited financial statements

                                                  YP.NET, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000


                                                                          THREE MONTHS         THREE MONTHS
                                                                              ENDED                ENDED
                                                                        DECEMBER 31, 2001    DECEMBER 31, 2000
                                                                       -------------------  -------------------
                                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                           $          306,349   $          756,407
  Adjustments to reconcile net income to net cash used by operating activities.
    Depreciation and amortization                                                  40,879               32,163
    Officers paid with common stock                                                   -0-               59,700
    Common stock surrendered                                                          -0-             (110,000)
    Amortization of intellectual property                                         107,500              113,750
    Income taxes payable                                                          420,185

  (Increase) decrease in assets
    Trade accounts receivable                                                     (47,694)            (252,887)
    Customer acquisition costs                                                   (190,750)             138,846
    Prepaid and other current assets                                             (126,107)            (184,653)
    Other assets                                                                  (60,765)                 -0-

  Increase (decrease) in liabilities
    Trade accounts payable                                                         34,982              507,786
    Accrued liabilities                                                           (32,480)            (189,466)
                                                                       -------------------  -------------------
          NET CASH PROVIDED IN OPERATING                                          452,099              871,646
          ACTIVITIES

  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                           (29,800)                 -0-
                                                                       -------------------  -------------------
          NET CASH USED BY INVESTING ACTIVITIES                                   (29,800)                 -0-

  CASH FLOWS FROM FINANCING ACTIVITIES
    Purchase of Treasury Stock                                                    (13,480)
    Principal repayments on notes payable                                        (758,301)            (821,928)
                                                                       -------------------  -------------------
          NET CASH PROVIDED (USED) BY FINANCING                                  (771,781)            (821,928)
          ACTIVITIES

      NET INCREASE (DECREASE) IN CASH                                            (349,482)              49,718

        CASH AT BEGINNING OF PERIOD                                               683,847              219,613
                                                                       -------------------  -------------------
              CASH AT END OF PERIOD                                    $          334,365   $          269,331
                                                                       ===================  ===================

  SUPPLEMENTAL CASH FLOW INFORMATION

    Interest paid                                                                  28,414               29,973

       See the accompanying notes to these unaudited financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2001

1.  Basis of Presentation

The accompanying unaudited financial statements represent the consolidated financial position of YP.Net, Inc. ("the Company") for the three months ended December 31, 2001 and 2000 and includes results of operations of the Company and Telco Billing, Inc. ("Telco"), its wholly owned subsidiary, and statement of cash flows for the three months ended December 31, 2001 and 2000. These statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months period ended December 31, 2001 and 2000 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended September 30, 2000, Form 10-KSB/A for the year ended September 30, 2000, and Form 10-KSB for year ended September 30, 2001 including specifically the financial statements and notes to such financial statements contained therein.

2.  Summary of Significant Accounting Policies

The accounting policies followed by the Company, and the methods of applying those policies, which affect the determination of its financial position, results of operations and cash flows are summarized below:

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits.

Principles of Consolidation
---------------------------

The consolidated financial statements include the Company and its wholly owned subsidiary, Telco. All intercompany accounts in consolidation have been eliminated.

Revenue Recognition
-------------------

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

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts for investments in marketable securities, trade accounts receivable, trade accounts payable, accrued liabilities and notes payable, approximate their fair value due to the short maturity of these instruments. The Company has determined that the recorded amounts approximate fair value.

Net Earnings Per Share
----------------------

Net earnings per share are calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Use of Estimates
----------------

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

Stock-Based Compensation
------------------------

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

3.  Business Combination

On June 16, 1999, the Company exchanged 17,000,000 shares of its common stock for all of the issued and outstanding common stock of Telco, which were 2,000 shares.

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

5.  Notes Payable and Line of Credit

Notes payables are recorded and interest is accrued in accordance with the individual terms of each note. Notes payable at December 31, 2001 were as follows:

Note 1: The Company entered into a loan agreement with Mr. Joseph Van Sickle
------
during the acquisition of Telco under which Mr. Van Sickle lent $2,000,000 to the Company. At December 31, 2001 this note payable had an outstanding balance of $338,361.44. Mr. Van Sickle is a shareholder of the Company and Mr. Van Sickle is not a member of management and currently has no position on the Board of Directors of the Company.

Note 2: The Company entered into an agreement with Matthew & Markson, Ltd., an
------
Antigua corporation ("M&M"), in conjunction with the acquisition of Telco for the license of the URL Yellow-Page.Net. The Company agreed to pay M&M
                       ---------------
$5,000,000 to license URL Yellow-Page.Net.   At December 31, 2001 the M&M note
                          ---------------
payable has been paid down with an immaterial balance remaining. M&M owns approximately 23% of the Company's outstanding stock.

The former holder of the Yellow-page. net. URL made a claim against the Company
                         ----------------
in the year ended September 30, 2001. The former URL holder claimed that it was owed $1,000,000 that represented a loan extension fee for an extension given in 1999. The Company disputed the claim but ultimately settled with the former URL holder. The settlement agreement required the Company to pay the former URL holder $550,000, together with 4,000,000 shares of the Company's common stock and warrants for and additional 500,000 shares of the Company's common stock. The value of the common stock was determined on the basis of the quoted trading price of the shares on the date of this settlement agreement.

6.  Common Stock

Transactions in the Company's common stock issued for the acquisition of assets,
products, or services are accounted for at of fair value.   Fair value is
determined based on the bid and ask price at the date of the transactions of the Company's common stock, or the fair value of the asset, product, or service received.

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

8. Advances to Affiliates

The Company has provided for advances to affiliates. The advances represent notes to officers as part of the compensation package of both officers. The board of directors has agreed to advance funds to the officers and have agreed to bonus out those advances to the officers based on performance of the CEO and based on the required compliance commitments of the CFO. The advances are being reserved and amortized over a 12-month period, as management believes that those advances will become compensation to the officers for accomplishing the company goals and compliance commitments.

The former holder of the Yellow-page. net. URL made a claim against the Company
                         ----------------
in the year ended September 30, 2001. The former URL holder claimed that it was owed $1,000,000 that represented a loan extension fee for an extension given in 1999. The Company disputed the claim but ultimately settled with the former URL holder. The settlement agreement required the Company to pay the former URL holder $550,000, together with 4,000,000 shares of the Company's common stock and warrants for and additional 500,000 shares of the Company's common stock. The value of the common stock was determined on the basis of the quoted trading price of the shares on the date of this settlement agreement.

     We provide Internet-based yellow page listing services on our Yellow-Page.Net and YP.Net Web sites. We acquired Telco in June 1999, changing
             --     ------
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

     As of December 31, 2001 we had 88,799 subscribing customers. The decrease in our customer base is by design. We have implemented filter systems to increase collections and also verify our subscription customer that are billed by a direct invoice and not through LEC. We have filtered out or direct billed customers to increase collectability and increase cash flow. We increase collectability on our existing customers and have increase customer satisfaction.

     Our co-branded syndication with I411.com has provided our preferred customers and those using our site to find goods and services easier and faster. This arrangement has allowed us to have additional advertising space on our website which Management believes will bring in additional revenue. With I411.com powering our sites we will have more pages with our "Look and Feel". Management believes this syndication will help attract more people to our site. The company now has the ability to sell syndicated yellow page sites. The company is already able to offer our client visible storefronts. Through visible storefronts our clients will be able to set up "Web Stores" easily and cheaply;

complete with the ability to utilitize credit cards to process orders. Management is currently testing these products and believes that they have the potential to add income. Management is also in the process of expanding its syndication revenue by offering web page designs and maps for Internet yellow page customers. We presently have approximately 3 million hits per month, which we believe will expend our customer base.

     Management believes that our Direct Response Program if partnered with other reputable companies could be an additional source of revenue. The Company has embarked on a program to find and solicit promotional partners for its Direct Response Program on a test basis.

RESULTS OF OPERATIONS

     Internet yellow page services business is currently our sole source of revenue. Revenue for the three months period ended December 31, 2001 was $2,992,993 compared to $4,526,623 for the three months period ended December 31, 2000. Our revenue decreased primarily due to changes in our revenue recognition procedures as recommended by our auditors, Epstein, Weber & Conover, P.L.C. formerly Weber & Company, PC, resulting from the application of Staff Accounting Bulletin #101 ("SAB 101") to our subscription revenue.

     SAB 101 was promulgated by the SEC. Under SAB 101, revenue generally is realized or realizable and earned when all of the following criteria are met:

     1.     Pervasive evidence of an arrangement exits
     2.     Delivery has occurred or services have been rendered
     3.     The seller's price to the buyer is fixed or determinable AND
     4.     Collectibility is reasonably assured.

     The collectability of subscription revenue, in the past, has been between 9% - 15% and we have recorded an allowance for bad debt for any revenue that is uncollectible. At the recommendation of our auditors, we have applied SAB 101 to reduce our gross revenue by $1,000,000.

     Presently, our operations department has reevaluated and re-filtered our subscription customers and we have experienced increases in cash collected from the invoice billings. We hope for, and are working to achieve, a higher collection of subscription revenue receivable since new procedures and processes have been implemented in operations.

     Cost of services for the three months period ended December 31, 2001, was $1,184,277 compared to $2,886,352 for the three months period ended December 31, 2000. Cost of services is comprised of dilution expenses, direct mailer marketing costs, allowances for bad debt and our billing costs. Dilution expenses include customer credits and any other receivable write-downs.
Dilution has decreased as we implemented new filtering processes to correct and enhance the billing process to increase our collections.

     Selling expenses, primarily the costs associated with general advertising and market testing of other revenue sources, were for the three month period ended December 31, 2001, was $43,879 compared to $10,806 for the three month period ended December 31, 2000. The increase in marketing is due to the increase in pursuing investment bank firms and markets to enhance the stock for our shareholders.

     General and administrative expense for the three months period ended December 31, 2001, was $865,801 compared to $567,896 for the three months period ended December 31, 2000. These costs are primarily related to customer service staffing, which we believe provides better service to our customers. A primary reason for the increase is the final legal fees related to the compliance with the FTC settlement agreement. Management believes that our legal fees will decrease significantly in the future.

     The cost of the Yellow-Page.Net URL was capitalized at $5,000,000.  The URL
                     ---------------
is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $148, 379 for the three months period ended December 31, 2001, compared to $145,913 for three month period ended December 31, 2000. Annual amortization expense in future years related to the URL is anticipated to be approximately $300,000.

     Interest expense for the three months period ended December 31, 2001, was $28,414 compared to $168,685 for three months period ended December 31, 2000. The decrease in interest expense was a result of decreased debt from our acquisition of Telco and our acquisition of the URL Yellow-Page.Net. The
                                                    ---------------
reduction in interest expense is also related to the payoff of Finovia Financial Credit Facility in June 2001 and the reduction of certain debt owed to Joseph Van Sickle.

     Net income before taxes for the three months period ended December 31, 2001 was $726,534 and net income for the three months period ended December 31, 2001 was $306,349 or $.01 per diluted share. Net income before taxes for the three months period ended December 31, 2000 was $756,407 and net income for the three months period ended December 31, 2001 was $756,407 or $.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the three months period ended December 31, 2001, was $452,099 compared to $871,646 for the three months period ended December 31, 2000. Revenue was generated solely from providing electronic yellow page preferred listing advertising. Cash from operating activities for the three month period ended December 31, 2001, was enhanced by an increase in our accounts receivable ($47,694), in prepaid assets ($126,107) and trade accounts payables of $34,982 and by decreases in accrued liabilities of $32,480. Cash in the three month period ended December 31, 2000, was generated by increases in our accounts receivables ($252,887), in prepaid assets ($184,653), in accounts payable ($507,786) and by decreases in accrued liabilities $189,466. The Company has sufficient liquidity for the remaining quarters with our year ending September 30, 2002.

     Cash used by investing activities was $29,800 for the three months period ended December 31, 2001.

     Cash used by financing activities was $771,781 for three months period ended December 31, 2001 compared to $821,928 for the three months period ended December 31, 2000. The cash that was used represents total payments made to reduce the principle balances of our outstanding notes.

OTHER CONSIDERATIONS

     There are numerous factors that affect our business and the results of our operations. Sources of these factors include general economic and business conditions, federal and state regulation of our business activities, the level of demand for our services, the level and intensity of competition in the electronic yellow page industry and the pricing pressures that may result, our ability to develop new services based on new or evolving technology and the market's acceptance of those new services, our ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure (including personnel and systems) to keep pace with the growth in our overall business activities.

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

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC, including our Form 10-KSB for the year ended September 30, 2001, may be accessed at the SEC's Web site, www.sec.gov.
                                                           ------------

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are party to ordinary routine litigation in the course of our operations. We have also been subject to certain state and federal regulatory proceedings. We recently settled a complaint filed against us by the Federal Trade Commission. We have also recently entered into a settlement agreement with Hudson Consulting Group, Inc., in connection with services not rendered to us. See our Form 10-KSB for the year ended September 30, 2001, for a description of these matters.

     We were not named a defendant in any material legal proceedings and claims during the three months period ended December 31, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 2001.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                            YP.NET,  INC.



Dated:  February 14, 2002          by /s/ Angelo Tullo
                                      ------------------
                                   Chairman, President, Chief Executive Officer
                                   --------------------------------------------


Dated:  February 14, 2002          by /s/ Pamela J Thompson
                                      ---------------------
                                   Chief Financial Officer, Secretary, Treasurer
                                   ---------------------------------------------