Form 10QSB
period 2002-03-31
YP NET INC
filed 2002-05-31
CIK 1045742

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

           For the quarterly period ended March 31, 2002

           [ ]  Transition  Report  Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act

           For the transition period from ________ to ________

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

     The number of shares of the issuer's common equity outstanding as of March 31, 2002 was 43,813,680 shares of common stock, par value $.001.

     Transitional  Small  Business  Disclosure  Format  (check one):

Yes                No    X
       ---              ---

================================================================================

                                          YP.NET, INC.
                                 INDEX TO FORM 10-QSB FILING
                              FOR THE QUARTER ENDED MARCH 31, 2002

                                       TABLE OF CONTENTS

                                             PART I

FINANCIAL INFORMATION                                                                     PAGE
Item 1.  Financial Statements

           Consolidated Comparative Balance Sheets
                as of March 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . .      4
           Consolidated Statements of Operations
                for the Three-Month Period and the Six-Month Period Ended March 31, 2002
    and
                March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
           Consolidated Statements of Cash Flows
                for the Six-Month Period Ended March 31, 2002 and
                March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6
           Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . .   7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12-17

                                             PART II
                                       OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17-18
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .     18

                                          SIGNATURES

                              PART I - FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
                                CONSOLIDATED BALANCE SHEET
                                   AS OF MARCH 31, 2002
                                                                           March 31, 2002
                                                                            (Unaudited)
CURRENT ASSETS:
           Cash and Cash Equivalents                                      $       341,034
           Accounts Receivable                                                  3,215,366
           Prepaid Expenses                                                       102,100
           Direct Response Marketing - Net                                        842,673
           Deferred Income Taxes                                                  744,398
                                                                          ----------------
             TOTAL CURRENT ASSETS                                               5,245,571
                                                                          ----------------
PROPERTY AND EQUIPMENT:
           Furniture and Fixtures                                                 197,261
           Equipment & Computer Equipment                                         344,913
           Leasehold Improvements                                                 321,650
        LESS: Accumulated Depreciation                                           (501,565)
                                                                          ----------------
             TOTAL PROPERTY AND EQUIPMENT                                         362,259
                                                                          ----------------
OTHER ASSETS:
           Intangible Assets                                                    5,024,048
           Universal Remote Locators (URL)                                     (1,293,341)
        LESS:  Accumulated Amortization                                         3,730,707
           Deposits                                                                23,287
           Acquisition cost WPI                                                    60,401
           Advances to Affiliate - Net of Reserves - Note 8                       194,084
                                                                          ----------------
              TOTAL OTHER ASSETS                                                4,008,479
                                                                          ----------------
              TOTAL ASSETS                                                      9,616,309
                                                                          ----------------
CURRENT LIABILITIES:
           Trade Accounts Payable                                                 258,619
           Income Taxes Payable                                                 2,077,178
           Accrued Expenses                                                        36,802
            Short-Term Notes Payable - Note 4                                     496,960
                                                                          ----------------
              TOTAL CURRENT LIABILITIES                                         2,869,484
                                                                          ----------------
LONG-TERM LIABILITIES:
           Deferred Income Taxes                                                  120,868
                                                                          ----------------
              TOTAL LONG-TERM LIABILITIES                                         120,868
                                                                          ----------------
              TOTAL LIABILITIES                                                 2,990,352
                                                                          ----------------
           Common Stock $.001 par value, 100,000,000 shares
           Authorized, 43,813,680 issued and outstanding March 31, 2002            43,814

           Additional Paid In Capital                                           4,556,806
           Treasury Stock, 236,858 shares at cost                                (171,422)
           Retained Earnings                                                    2,196,684
                                                                          ----------------
              TOTAL STOCKHOLDERS' EQUITY                                        6,625,882
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     9,616,309
                                                                          ----------------

       See the accompanying notes to these unaudited financial statements

                                            YP.NET, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE-MONTH PERIOD AND SIX-MONTH PERIOD ENDED MARCH 31, 2002 AND
                                           MARCH 31, 2001

                                            Three Month    Six Month     Three Month    Six Month
                                               Ended         Ended          Ended         Ended
                                             March 31,     March 31,      March 31,     March 31,
                                               2002           2002          2001           2001
                                           --------------------------------------------------------
                                                                  (Unaudited)
INCOME
   Revenue                                 $  2,839,438   $ 5,832,839   $  4,138,223   $ 8,664,846

COST OF SALES                                   733,402     1,917,679      2,440,354     5,320,758
                                           -------------  ------------  -------------  ------------
GROSS PROFIT                                  2,106,037     3,915,160      1,697,869     3,344,088
                                           -------------  ------------  -------------  ------------

   SELLING EXPENSES                              85,454       139,333         24,666        35,472

   GENERAL AND ADMINISTRATIVE                 1,030,889     1,888,671        564,800     1,138,504

   DEPRECIATION AND AMORTIZATION                151,721       300,100        158,803       304,715
                                           -------------  ------------  -------------  ------------
      TOTAL EXPENSES                          1,268,063     2,328,104        746,346     1,478,692
                                           -------------  ------------  -------------  ------------

      EARNINGS (LOSS) FROM OPERATIONS           837,973     1,587,055        949,599     1,865,397
                                           -------------  ------------  -------------  ------------

OTHER INCOME (EXPENSE)
   Other Income                                     -0-         5,570          6,776        16,212
   Interest Income/(Expense)                      (9584)      (36,994)       (99,572)     (268,398)
                                           -------------  ------------  -------------  ------------
      TOTAL OTHER INCOME (EXPENSE)               (9,584)      (31,424)       (92,796)     (252,186)
                                           -------------  ------------  -------------  ------------

   Net Income (Loss) Before Income Taxes        828,390     1,555,631        856,804     1,613,210

   Provisions for Income Taxes                  208,102       628,287        277,819       515,830
                                           -------------  ------------  -------------  ------------

NET INCOME (LOSS)                          $    620,288   $   927,344   $    578,984   $ 1,097,380
                                           =============  ============  =============  ============

      EARNINGS (LOSS) PER SHARE:

        Basic Earnings (Loss) Per Share    $       0.01   $      0.02   $       0.01   $      0.03
                                           =============  ============  =============  ============

WEIGHTED AVERAGE NUMBER OF COMMON            43,813,680    43,813,680     39,667,871    40,108,701
   SHARES OUTSTANDING                      =============  ============  =============  ============

        Diluted Earnings (Loss) Per Share  $       0.01   $      0.02   $       0.01   $      0.03
                                           =============  ============  =============  ============

WEIGHTED AVERAGE NUMBER OF COMMON            43,813,680    43,813,680     39,667,871    40,108,701
AND COMMON SHARE EQUIVALENTS OUTSTANDING   =============  ============  =============  ============

             See the accompanying notes to these unaudited financial statements

                                       YP.NET,  INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX-MONTH PERIOD ENDED MARCH 31, 2002 AND MARCH 31, 2001

                                                                 SIX       SIX MONTHS
                                                                MONTHS       ENDED
                                                                ENDED      MARCH 31,
                                                              MARCH 31,      2001
                                                                2002
                                                            ------------  ------------
CASH FLOWS FROM OPERATING  ACTIVITIES                              (Unaudited)
  Net Income                                                    927,344   $ 1,097,380
  Adjustments to reconcile net income to net cash used by
  operating activities.
    Depreciation and amortization                                84,675        77,208
    Officers & Consultants paid with common stock                   -0-        59,700
    Common stock surrendered                                        -0-      (494,310)
    Amortization of intellectual property                       215,424       227,500
    Deferred Income Taxes                                      (226,573)      515,830

  (Increase) decrease in assets
    Trade accounts receivable                                  (346,037)      888,099
    Customer acquisition costs                                 (646,428)      138,846
    Prepaid and other current assets                           (147,272)      (57,503)
    Income Taxes Payable                                        854,860       (10,000)

  Increase (decrease) in liabilities
    Trade accounts payable                                      242,277       (39,439)
    Accrued liabilities                                         (36,454)     (281,707)
                                                            ------------  ------------
          NET CASH PROVIDED IN                                  915,816     2,121,604
          OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                           (69,459)       (9,697)
  Due from Affiliates                                           (62,857)          -0-
  Acquisition Costs WPI                                         (60,492)          -0-
  Purchase of Intangibles                                       (14,078)          -0-
                                                            ------------  ------------
          NET CASH USED BY INVESTING                           (206,886)       (9,697)
          ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments on notes payable                      (1,051,743)   (2,059,559)
                                                            ------------  ------------
          NET CASH USED BY                                   (1,051,743)   (2,059,559)
          FINANCING ACTIVITIES

      NET INCREASE (DECREASE) IN CASH                          (342,813)       52,349

        CASH AT BEGINNING OF PERIOD                             683,847       219,613
                                                            ------------  ------------
          CASH AT END OF PERIOD                             $   341,034   $   271,961
                                                            ============  ============

              See the accompanying notes to these unaudited financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD AND SIX-MONTH PERIOD ENDED MARCH 31, 2002 AND MARCH 31, 2001

1.  Basis of Presentation

The accompanying unaudited financial statements represent the consolidated financial position of YP.Net, Inc. ("the Company") for the three-month period and the six-month period ended March 31, 2002, and March 31, 2001, which includes results of operations of the Company and Telco Billing, Inc. ("Telco"), its wholly owned subsidiary, and statement of cash flows for the three-month period and six-month period ended March 31, 2002 and March 31, 2001. These statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three-month period and the six-month period ended March 31, 2002, and March 31, 2001, may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the years ended September 30, 2001, and 2000, and Form 10-QSB for quarter ended December 31, 2001, including specifically the financial statements and notes to such financial statements contained therein.

2.  Summary of Significant Accounting Policies

The accounting policies followed by the Company, and the methods of applying those policies, which affect the determination of its financial position, results of operations and cash flows are summarized below:

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of six months or less. At times cash deposits may exceed government insured limits.

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

4.  Notes Payable and Line of Credit

Notes payables are recorded and interest is accrued in accordance with the individual terms of each note. Notes payable at March 31, 2002, were as follows:

Note 1: The Company entered into a loan agreement with Mr. Joseph Van Sickle in
------
connection with the acquisition of Telco under which Mr. Van Sickle lent $2,000,000 to the Company. At March 31, 2002, this note payable had an outstanding balance of $277,043. Mr. Van Sickle is a shareholder of the Company and Mr. Van Sickle is not a member of management and currently has no position on the Board of Directors of the Company.

Note 2: The Company entered into an agreement with Matthew & Markson, Ltd., an
------
Antigua corporation ("M&M"), in connection with the acquisition of Telco for the license of the URL Yellow-Page.Net. The Company agreed to pay M&M $5,000,000 to
                   ---------------
license URL Yellow-Page.Net.  At March 31, 2002, the M&M note payable has an
            ---------------
outstanding balance of $219,918. M&M is not a member of management and currently has no position on the Board of Directors for the Company. M&M owns approximately 27% of the Company's issued and outstanding stock.

     M&M, the holder of the Yellow-Page.net URL made a claim against the Company
                            ---------------
in the year ended September 30, 2001. M&M claimed that it was owed $2,000,000, which represented a loan extension fee for an extension given in 1999. The Company disputed the claim but ultimately settled with M&M. The settlement agreement required the Company to pay M&M $550,000, together with 4,000,000 shares of the Company's common stock and warrants for an additional 500,000 shares of the Company's common stock. The value of the common stock was determined on the basis of the quoted trading price of the shares on the date of this settlement agreement. The stock has a two year restricted stock legend subject to Rule 144 of the Securities Act of 1933.

5.  Common Stock

Transactions in the Company's common stock issued for the acquisition of assets, products, or services are accounted for at fair value. Fair value is determined based on the bid and ask price at the date of the transactions of the Company's common stock, or the fair value of the asset, product, or service received.

6.  Income Taxes

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

7.  Advances to Affiliates

Officers' Loans
---------------

The Company has made loans to affiliates in the form of promissory notes to two officers as part of their respective compensation packages. The board of directors has agreed to advance these funds to the officers or their Companies. The advances are subject to repayments by the officers and the notes are collateralized by the officers' common stock with a floor price of $1.00 per share or current market price, whichever is greater. Presently, the maximum loan amount under these notes is limited to $200,000 to Sunbelt Financial Concepts, in the case of Angelo Tullo, and $70,000 to The Thompson Group P.C., in the case of Pamela J. Thompson. The advances are being amortized over a 12-month period and shall carry an annual interest rate of 8%. The Board of Directors has not made any decision whether or not to bonus these advances now or in the future but will review any such recommendations that are made by the Compensation Committee of the Board of Directors on a quarterly basis.

The Company has elected to provide in the financial statements a reserve based on a 12-month amortization schedule to allow for the potential bonus' that may be added to officer compensation and to insulate the Company from fluctuations in the value of the collateral stock.

Matthew & Markson, Ltd. Advance Agreement
-----------------------------------------

The Company has made advances to Matthew & Markson, Ltd. (M&M) that are also collateralized by the Company's common stock owned by M&M. This loan agreement resulted from a settlement reached in September 2000 with M&M whereby the "Put" agreement originated as part of the purchase of Telco billing was terminated. The "Put" agreement would have allowed M&M to "put" back to the Company up to 10 million shares of common stock at a price of $1.00 per share. Management negotiated a loan agreement with M&M in exchange for the termination of "Put" agreement rights whereby M&M can borrow up to $10 million dollars from the Company collateralized by M&M's YP.Net shares valued with a floor of $1.00 per share or 80% of the last trade of the stock prior to the advance request, whichever is greater. The interest rate charged on these advances is either an 8% annual rate or % higher than The Company's average borrowing cost from an institutional lender, whichever is greater. Currently M&M is charged an interest rate of 8% calculated as an annual rate as the Company has paid off its institutional lender. There are restrictions to the agreement that allow management to reject an advance request by M&M if the Company has insufficient cash, cash reserves and anticipated cash receipts and or borrowing availability to cover operating expenses over the next 30-day period. M& M is a 27% shareholder of the Company.

     The Advances to Affiliates schedule
          Sunbelt Financial Concepts      $ 148,766
          The Thompson Group PC              15,081
          Matthew & Markson                 102,347
          Allowance for Advances            (72,979)

          Total Advances to Affiliates    $ 194,084

8.  Related Party Transactions

Simple. Net, Inc. ("SN")
------------------------

The Company has entered into mutual service agreements with Simple. Net, Inc. ("SN"). Mr. DeVal Johnson, a director of YP.Net, Inc., is the beneficial owner of Simple.Net.

The Company has paid monthly fees of approximately $ 8,000 to SN so that it could provide dial-up access to the Company's customers. SN is a national internet service provider that has from time to time sold those services to the Company at below market rate prices. This has allowed the Company to bill customers on their phone bill (LEC Bill) for both services and is especially beneficial to the Company in areas where the Company can not LEC bill for the Company's core product. During this period the Company has not paid SN for these services choosing instead to rely on its own contract with Level 3. However, if at any time SN is able to provide these services to the Company on terms more favorable than Level 3 the Company will purchase these services from SN.

SN pays a monthly fee to YP.Net, Inc. so that The Company can provide technical support and provide quality customer service while utilitizing our own customer service personnel as well as management and accounting services according to a pricing formula based on a price per customers as follows:

     Customer Service & Management Agreement fees are calculated by number of customer records of SN multiplied by a base cost of $1.02.

     Technical Support fees are calculated by number of customer records of SN multiplied by a base cost of 60 cents.

The YP.Net, Inc. accounting staff performs the accounting functions for SN since there is a compatible accounting and billing process applied. SN pays YP.Net $2,500 a month for the accounting functions that per formed.

Matthew & Markson and Morris & Miller have provided the primary financing for SN in the principal amount of $1,024,000 and $610,000 respectively; interest is being calculated at a rate of 15% for both notes. Matthew & Markson is a 27% and Morris & Miller is a 22% of shareholder YP.Net. Neither Matthew & Markson, nor Morris & Miller is a part of management or on the Board of Directors of YP.Net or SN.

Commercial Finance Services d/b/a/ HR Management ("CFS")
--------------------------------------------------------

The Company has entered into an employee leasing arrangement with Commercial Finance Services, Inc. d/b/a HR Management (CFS) reference 10-KSB September 30, 2001 CFS provides factoring and financing as well as the services of a professional employer organization ("PEO") for small to mid-sized companies.
CFS does not provide any services to YP.Net, Inc., other than those of a PEO under a d/b/a, HR Management, Inc. YP.Net pays CFS a monthly amount of approximately $128,000. This amount includes employee wages, payroll taxes, employee benefits and a below market administration fee of 1.5% per month. This arrangement allows YP.Net, Inc. to offer additional benefits to its employees by sharing those costs with other clients of CFS. The fees collected by CFS from YP.Net for payroll and benefit administration is approximately $2,800 per month, which represents the cost of a payroll clerk

Central Account Services, Inc. is the majority owner of CFS holding over 85% of the stock Central Account Services, Inc. is unrelated to YP.Net, Inc. Related parties affiliated with CFS are; (1) Pamela J. Thompson, who owns 4% of CFS and has loaned $50,000 to CFS, who also serves as its President and Secretary while holding the positions of Secretary, Treasurer and Chief Financial Officer for YP.Net, Inc., and (2) Joseph McDaniel who owns 3% of CFS and serves as counsel for YP.Net, Inc. Matthew & Markson has provided funding to CFS in the principal amount of $1,525,821. Matthew & Markson is not a part of management or on the Board of Directors of YP.Net or CFS.

Matthew Markson, Ltd.
---------------------

The Company has a note payable to Mathew Markson, Ltd. ("M&M"), which at the beginning of the fiscal year was $550,000. In accordance with instructions that YP.Net has received from M&M, YP.Net has made payments to third parties and applied those payments as reductions to this note. These payments have been applied to the note balance thereby reducing the outstanding balance on the Company's books and records. Matthew & Markson is not a part of management or on the Board of Directors of YP.Net.

Business Executive Services, Inc.
---------------------------------

Business Executive Services, Inc. ("BESI"), as the nominal rent sub-lessee, leases portions of the Company's Mesa facility to other businesses associated with other third parties (provides executive suites).

In addition to providing Executive Suites to a variety of companies, BESI's personnel have expertise in the processing and managing of large direct mail marketing campaigns. Because of this expertise, the Company has decided to outsource its direct mail marketing services to BESI.

Pursuant to an agreement YP.Net has with BESI, BESI processes all of the direct mail solicitation pieces, welcome letters and other communications with customers and prospective customers.

YP.Net pays a base fee of $10,000.00 per month and then a monthly fee to BESI based on a price of .015 cents per mail piece, based on the number of mail pieces prepared and sent, and not less than a month floor of $15,000 per month. The floor amount is adjusted quarterly.

Mr. Crane, a director of YP.Net, is employed by BESI and receives a salary of approximately $2,000 per month from BESI and bonuses in an undetermined amount. BESI has no related party ownership.

Advertising Management & consulting Services , Inc.
---------------------------------------------------

Advertising Management & consulting Services, Inc. ("AMCS"), is a marketing and advertising company that rents executive suites from BESI. AMCS' staff is experienced in designing Direct Marketing Pieces, insuring compliance with regulatory authorities for those pieces and designing new products that can be mass marketed through the mail. The Company outsources the design and testing of its many direct mail pieces to AMCS for a fee of $20,000 per month. AMCS is also responsible for the new products that have been added to our website and is working on new mass- market products to offer our customers.Mr. Crane, a Director of YP.Net, is the President of AMCS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for certain historical information contained herein, this Quarterly Report contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, or objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May
                                                             ----------------
Affect Future Results," set forth in our Form 10-KSB filed with the Securities
---------------------
and Exchange Commission. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Quarterly Report.

     YP.Net, Inc., a Nevada corporation ("we," "our," "us" or the "Company") is in the business of providing Internet-based yellow page listing services on our Yellow-Page.Net and YP.Net Web sites. After acquiring Telco Billing ("Telco")
---------------     ------
in June 1999, we changed our primary business focus to become an Internet-based yellow page listing service. Our websites serve as a search engine for yellow page listings in the United States and Canada. We charge our customers for a "preferred" listing of their businesses on searches conducted by Internet consumers on our websites.

     We were originally incorporated in 1969 as a New Mexico Corporation; Nuclear Medicine of New Mexico, Inc., and then reincorporated in Nevada in 1996 as Renaissance Center, Inc. Our Articles of Incorporation were restated in July 1997 and our name was changed to Renaissance International Group, Ltd. Effective July 1998, we changed our name to RIGL Corporation. In June 1999, we acquired Telco Billing, Inc. ("Telco") and commenced our current operations through this entity. In October 1999 we amended our Articles of Incorporation to change our corporate name to YP.Net, Inc. to better identify our company with our business focus.

     We currently derive virtually all of our revenues from selling preferred listings for the search results on our websites. A preferred listing is displayed at the beginning of search results in response to a user's specific questions. A preferred listing is enhanced on the display of search results and includes a "mini-Web-page" listing where the preferred lister can use up to 40 words to advertise and provide additional information regarding its business. A preferred listing customer can also link its own web page to the search results. We are developing banner advertisements and outside marketing efforts as an additional source of revenue. We are also attempting to develop additional revenue sources and expand services to our customers through logo advertisements on our direct mailer.

     We have experienced continued increases in competition in the Internet yellow page market, and continue to seek joint venture and investment acquisition opportunities to potentially lessen the effects of competition in the electronic yellow page markets.

     We utilize direct mailings as our primary marketing program and the resultant customers from this program are the principal source of our revenue. Our subscribing customers were 114,409 at December 31, 1999, 129,457 at March 31, 2000, 143,292 at March 31, 2000, and 130,592 at September 30, 2000, a 21%
increase for the fiscal year. Our subscribing customers decreased to 123,408 at December 31, 2000, 103,187 at March 31, 2001, 99,862 at June 30, 2001 and 91,348
at September 30, 2001.

     As of December 31, 2001, we had 88,799 subscribing customers. As of March 31, 2002, we had 86,000 customers. The reasons for the decline in customer counts are two-fold. First, we suspended our direct mail marketing during the period June 2000 until October 2001 during settlement negotiations with the Federal Trade Commission. Second our collection percentage on our directly billed customers has been historically low and many were not paying customers. These are customers that are directly invoiced through regular mail instead of being billed through the use of a Local Exchange Carrier ("LEC"). Because of this low collection percentage, we have initiated a contact campaign to determine if these customers are still in business and if they want to continue to advertise on our websites. This has resulted in customer cancellations exceeding our acquisitions of new customers. We anticipate this process to continue at least through the next two quarters and may result in the write off of an additional 20,000 non-paying direct bill customers. Some of this write off may be mitigated by the acquisition of new paying customers. Our collection percentages have increased during this quarter because of our contact program, and we expect that to continue as more customers are contacted.

RESULTS OF OPERATIONS

     Internet yellow page services business is currently our sole source of revenue. Revenue for the three-month period and six-month period ended March 31, 2002, was $2,839,438 and $5,832,839, respectively, compared to $4,138,223 and $8,664,846 for the three-month period and six-month period ended March 31, 2001, respectively. Revenues have declined for the six-month period ended March 31, 2002, as compared to March 31, 2001. The primary reason for the decline in revenue is that management has excluded from revenue sales direct invoices customers who have not paid their invoice in a timely manner. Instead management only counts those revenues from direct bill invoices as the Company receives payments directly from those customers. Previously management had maintained a large reserve to offset the low collectabilty of these direct bill invoice customers. Management has begun an intense effort to contact those direct bill customers to determine if in fact they desire to remain as customers. Those that do not, or are now out of business, are deleted from our customer accounts. Consequently, the loss of these customers has exceeded the increase in new customers obtained from our direct mail marketing. We expect our customer base to continue to decline as we contact the balance of the direct bill invoice customers. However, we do not expect this to have a material effect on our operations. Our customer base has declined from a customer base of 86,000 for March 31, 2002, as compared to 103,187 for March 31, 2001. In October 2001, we resumed our direct mail marketing campaign that was voluntarily suspended in June 2000 while we negotiated a resolution in the FTC matter. This lack of marketing for new customers to replace natural attrition of old customers has also caused our customer base to decline from prior periods. We are just now seeing an increase in revenue from paying customers as a result of the success of our increased marketing.

     Under SAB 101, revenue generally is realized or realizable and earned when all of the following criteria are met:

     1.   Pervasive evidence of an arrangement exits;
     2.   Delivery has occurred or services have been rendered;
     3.   The seller's price to the buyer is fixed or determinable; AND
     4.   Collectibility is reasonably assured.

     In the past, the collectability of subscription revenue has been between 10% - 25% of actual billing and we had recorded an allowance for bad debt. Now we have applied SAB 101 to reduce our gross revenue by $1,268,323 for the three-month period ended March 31, 2002 and $2,268,323 for the six-month period ended March 31, 2002.

     Cost of services for the three month period and six month period ended March 31, 2002, was $733,402 and $1,917,676, respectively, compared to $2,440,354 and $5,320,758, respectively, for the three month period and six month period ended March 31, 2001. Cost of services is comprised of dilution expenses, direct mailer marketing costs, allowances for bad debt and our billing costs. Dilution expenses include customer credits and any other receivable write-downs. The primary reason that our cost of services has declined as of March 31, 2002, compared to March 31, 2001, is that we have implemented new filtering procedures that assure the proper filtering of our customer base to the correct LEC. In the past this filtering procedure was not implemented, which caused a higher cost of services and dilution expense. Additionally, the decline in revenue by relationship has contributed to the decline in cost of services. We also suspended direct mailing activities while the Federal Trade Commission investigation was pending, which reduced our cost of services.

     Selling expenses, primarily the costs associated with general advertising and market testing of other revenue sources, for the three-month period and six-month period ended March 31, 2002, were $84,454 and $139,333, respectively, compared to $24,666 and $35,472, respectively, for the three-month period and six-month period ended March 31, 2001. The primary reason for the increase in marketing is due to the increase in pursuing new market strategies and modification of direct mail marketing pieces, as well as the increase in the number of pieces sent.

     General and administrative expense for the three-month period and six-month period ended March 31, 2002, was $1,030,889 and $1,888,671, respectively, compared to $564,800 and $1,138,504, respectively, for the three-month period and six-month period ended March 31, 2001. The increase in costs is related to the increase in operational staff, technical staff and customer service representatives that separately handle inbound and outbound calling. There has also been an increase in legal fees related to the preferred share conversion offering and the acquisition costs of Western Promotions, Inc. We have also experienced an increase in corporate costs for directors and officers liability insurance due to the increase in the policy amount from $2.5 million to $5.0 million and an increase in rates. Additionally, board of director compensation has increased with additional duties assigned to the directors to assist us in implementing an employee stock option plan, and managing litigation.

     The cost of the Yellow-Page.Net URL was capitalized at $5,000,000.  The URL
                     ---------------
is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $151,721 and $300,100 for the three-month period and six-month period ended March 31, 2002, respectively, compared to $158,803 and $304,715 for the three-month period and six-month period ended March 31, 2001. Annual amortization expense in future years related to the URL is anticipated to be approximately $334,000.

     Interest expense for the three-month period and six-month period ended March 31, 2002, was $9,584 and $31,424, respectively, compared to $92,796 and $252,186 for the three-month period and six-month period ended March 31, 2001. The decrease in interest expense was a result of decreased debt from our acquisition of Telco and our acquisition of the URL Yellow-Page.Net. The
                                                    ---------------
reduction in interest expense is also related to certain debt owed to Joseph Van Sickle.

     Net income before taxes for the three-month period and six-month period ended March 31, 2002, was $828,390 and $1,555,361, respectively, compared to $856,804 and $1,613,210 for the same three-month and six-month periods in 2001. Net income for the three-month period and six-month period ended March 31, 2002, was $620,288 or $.01 per diluted share and $927,344 or $.02 per diluted share, respectively, compared to $578,984 or $.01 per diluted share and $1,097,380 or $.03 per diluted share for the three-month period and six-month periods ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six-month period ended March 31, 2002, was $915,816 compared to $2,121,604 for the six-month period ended March 31, 2001. Revenue was generated solely from providing electronic yellow page preferred listing advertising from Telco Billing, Inc., our wholly owned subsidiary. Revenues have declined and the customer base count has declined for March 31, 2002, as compared to March 31, 2001. The primary reason for the decline in revenues and the decline in customer base is that we ceased marketing efforts from the period of June 26, 2000 until October of 2001 in order to negotiate a final settlement with the Federal Trade Commission, and have written off many non-paying customers that were previously counted as revenue as their collectability was offset by a large reserve. Since that time we have increased our marketing efforts and have implemented procedures to refilter and direct customers to the correct LEC, which has increased our collection percentages, although our overall customer base and gross revenues have declined.

     Cash from operating activities for the six-month period ended March 31, 2002, was enhanced by increases in our accounts receivable of $346,037, in prepaid assets of $147,272, customer acquisition costs of $646,428, and trade accounts payables of $242,277 and by decreases in accrued liabilities of $36,454. Cash from operating activities for the six-month period ended March 31, 2001, was generated by increases in prepaid assets of $57,503, other assets of $10,000 and decreases by trade accounts receivables of $888,099, customer acquisition costs of $138,843, trade accounts payables of $39,439, and accrued liabilities of $281,707.

     Our billing for the month of February was delayed through miscommunication with our main billing aggregator, IGT. Consequently we will suffer a lower cash collection percentage in the month of May and a larger cash collection in the month of June 2002. This will affect our liquidity during those periods. Further the Company may not have sufficient liquidity to pay all of its obligations and fund its aggressive marketing goals for the balance of the fiscal year., The Company anticipates that it will be obligated to pay federal and state income taxes for prior periods before the fiscal year ending September 30, 2002. The final dollar amount due is yet to be determined, however. To meet this obligation, the Company may have to suspend its direct mail marketing efforts or other measures for a period of time to conserve cash or seek financing from traditional banking institutions.

     Cash used by investing activities was $206,886 for the six-month period ended March 31, 2002. The cash used represents purchase of computer equipment of $69,459, acquisition costs related to Western Promotions, Inc. of $60,401, investment in affiliates of $62,857, and the purchase of URL's of $14,078, compared to the six-month period ended March 31, 2001, where cash used represented the purchase of computer equipment.

     Cash used by financing activities was $1,051,743 for the six-month period ended March 31, 2002, compared to $2,059,559 for the six-month period ended March 31, 2001. The cash used represents total payments made to reduce the principal balances of our outstanding notes payable to M & M and Mr. Joseph Van Sickle.

CERTAIN RISK FACTORS

     There are numerous factors that affect our business and the results of our operations. Sources of these factors include general economic and business conditions, federal and state regulation of our business activities, the level of demand for our services, the level and intensity of competition in the electronic yellow page industry and the pricing pressures that may result, our ability to develop new services based on new or evolving technology and the market's acceptance of those new services, our ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure (including personnel and technology systems) to keep pace with the growth in our overall business activities. Our operations may be adversely affected if revenues from electronic yellow page advertising continue to decline. If our revenues continue to decline, we may encounter additional problems with our liquidity. In addition, our Chief Executive Officer is involved in personal litigation, which may divert his attention from the management of the Company. See Item 5 below.

PREFERRED SHARED TENDER OFFER PENDING

       The Company has filed with the Securities and Exchange Commission a Schedule TO, pursuant to which the Company is making a preferred stock tender offer pursuant to Rule 13e-4, adopted under the Securities Exchange Act of 1934. The tender offer is made solely pursuant to Schedule TO and the following discussion is qualified in its entirety by reference to the Company's filing on Schedule TO. The Company is offering to the holders of its common stock, par value $.001 (the "Common Stock"), the option to exchange one or more shares of their Common Stock for an equal amount of shares of Series E Preferred Stock. We are offering to exchange up to 10,000,000 shares of Common Stock for shares of Series E Preferred Stock. If more than 10,000,000 shares of Common Stock are tendered for exchange, the exchange will be made a on a pro rata basis which limits the total number of shares exchanged to 10,000,000. In addition, in the event the number of record holders of our Common Stock would be reduced below 300 as a result of the exchange, shareholders will only be permitted to exchange 90% of the shares which they own. The Company will pay all charges and expenses of Continental Stock Transfer & Trust Company, as Tendering Agent, in connection with the Offer

     There are currently 43,813,630 issued and outstanding shares of our Common Stock.

     Series E Preferred Stock is entitled to receive dividends at a rate of 5% per annum based upon the stated liquidation preference of $.30 per share ($0.015 per share per annum). From and after two years from the initial issuance of the Series E Preferred Stock until three years thereafter, preferred shareholders shall have the right to convert all or portions of their Series E Preferred Stock into shares of our Common Stock, at a rate of one for one, together with the payment by the holder of $0.45 per converted share.

     Upon the sale of substantially all of the stock or assets of the Company in a non-public transaction or dissolution, liquidation, or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series E Preferred Stock shall be entitled to receive out of the assets of the Company, before any distribution or payment is made upon the Common Stock or any other series of Preferred Stock, an amount in cash equal to $.30 per share, plus any accrued but unpaid dividends. The holders of the Series E Preferred Stock shall have no voting rights, except as required by law.

     The offer is not conditioned on any number of shares of Common Stock being offered for exchange, but the offer is subject to a number of other conditions. Reference Tender Offer #4 - See "Certain Conditions to the Offer."

     Shareholders will have at least until 5:00 PM, New York City time, on May 31, 2002, to decide whether to tender their shares in this offer. See the Company's Schedule TO and all amendments thereto filed with the Securities and Exchange Commission.

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

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-KSB, which is incorporated by reference in this Form 10-QSB.

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC, including our Form 10-KSB for the year ended September 30, 2001, may be accessed at the SEC's Web site, www.sec.gov.
                                                           ------------

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are party to ordinary routine litigation in the course of our operations. We have also been subject to certain state and federal regulatory proceedings. We recently settled a complaint filed against us by the Federal Trade Commission. See our Form 10-KSB for the year ended September 30, 2001, for a description of this matter.

     We were not named a defendant in any material legal proceedings and claims during the three-month period ended March 31, 2002.

ITEM 5. OTHER INFORMATION

     The Company is supplementing its disclosures to certain legal proceedings which are not adverse to the Company but involve its Chairman, President and Chief Executive Officer, Mr. Angelo Tullo. Mr. Tullo is a party defendant in an adversary proceeding ancillary to the Bankruptcy proceedings under Chapter 11 of American Business Funding, Inc. ("ABF"). See United States Bankruptcy Court for the District of Arizona, Case #00-01782-ECF-RJH, and Case #00-00151-RJH American Business Funding Corporation (ABF) v. Tullo, et. al.

     The suit alleges that all of the former officers of ABF, including Mr. Tullo, and others and entities that may have been controlled by them, made fraudulent conveyances and breached their fiduciary duty to certain shareholders of ABF.

     Mr. Tullo has answered the complaints against him and has denied all the allegations and has been vigorously contesting the plaintiffs' claims. Mr. Tullo and his legal counsel have provided the following information:

     Mr. Tullo alleges that he discovered a scheme of financial improprieties by his partners and some employees. Further that after Mr. Tullo left his former partners and those appointed by them continued to raise funds without disclosure and to pay old obligations with this new money. Mr. Tullo states that it was through his intervention, by contacting many of the creditors, meeting with the Arizona Attorney General's Office, and moving for and obtaining the appointment of a Receiver, and later a court appointed examiner, that the activities stopped. Upon the appointment of the receiver, the directors appointed by Tullo's former partners authorized ABF to file for protection under the United States Bankruptcy Code and initiated the suit referenced above.

     There are several other suits related to ABF and its bankruptcy proceedings. In all of the cases not filed by the control persons of ABF, Mr. Tullo is not named as a defendant. The only findings of fact and conclusions of law that have been rendered in this series of cases is against one of the directors installed by Tullo's former partners, and that was by the Arizona Corporation Commission, docket number S-03443A-01-0000 Decision number 64079

     The Company has conducted a limited investigation of these matters, but is not in a position to confirm or deny the truth of the various and conflicting allegations. The litigation does not name the Company as a defendant. The litigation could adversely affect the Company only if the litigation diverts Mr. Tullo's attention from his duties as an officer and director of the Company. The litigation referenced herein has been ongoing throughout Mr. Tullo's tenure with the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the three-month period ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                    YP.NET,  INC.



Dated: May 30th, 2002               by  /s/  Angelo  Tullo
                                        ------------------
                                    Chairman, President, Chief Executive Officer
                                    --------------------------------------------