Form 10QSB
period 2002-06-30
YP NET INC
filed 2002-08-14
CIK 1045742

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

        For the quarterly period ended June 30, 2002

        [ ]    Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act

        For the transition period from ___________ to _____________

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

     The number of shares of the issuer's common equity outstanding as of JUNE 30, 2002 was 43,813,680 shares of common stock, par value $.001.

           Transitional Small Business Disclosure Format (check one):

Yes             No   X
    ---             ---


================================================================================

                                  YP.NET, INC.
                           INDEX TO FORM 10-QSB FILING
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                     PART I
FINANCIAL INFORMATION                                                       PAGE

Item  1.  Financial  Statements

          Consolidated  Comparative  Balance  Sheets
               as  of  June  30,  2002 . . . . . . . . . . . . . . . . . . . . 4
          Consolidated  Statements  of  Operations
               for the Three-Month Periods and the Nine-Month Periods
               Ended June 30, 2002 and June 30, 2001 . . . . . . . . . . . . . 5
          Consolidated  Statements  of  Cash  Flows
               for the Nine-Month Periods Ended June 30, 2002 and
               June 30, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . 6
          Notes  to  the  Consolidated  Financial  Statements. . . . . . . .7-11

Item  2.  Management's Discussion and Analysis of Financial Condition and
               Results  of  Operations . . . . . . . . . . . . . . . . . . 12-17

                                     PART II
                                OTHER INFORMATION

Item  1.  Legal  Proceedings. . . . . . . . . . . . .. . . . . . . . . . . .  17
Item  5.  Other  Information. . . . . . . . . . . . .. . . . . . . . . . . 17-18
Item  6.  Exhibits  and  Reports  on  Form  8-K . . .. . . . . . . . . . . .  18


                                   SIGNATURES

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2002


ASSETS:
CURRENT ASSETS
  Cash                                                           $   321,469
  Accounts receivable                                              3,528,538
  Customer acquisition costs                                       1,207,772
  Prepaid expenses and other assets                                  227,880
  Deferred income taxes                                              744,398
                                                                 ------------
    Total current assets                                           6,030,057

PROPERTY AND EQUIPMENT, net                                          353,751

DEPOSITS                                                              28,287

INTELLECTUAL PROPERTY- URL                                         3,657,592

NOTES RECEIVABLE - affiliates                                        289,862

                                                                 ------------
    TOTAL ASSETS                                                 $10,359,549
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                               $    95,835
  Notes payable and accrued interest- current portion                342,666
  Income taxes payable                                             2,523,645
                                                                 ------------
    Total current liabilities                                      2,962,146

NOTES PAYABLE - long term portion                                    119,586

DEFERRED INCOME TAXES                                                120,868


                                                                 ------------
    Total liabilities                                              3,202,600
                                                                 ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares authorized,
    43,563,680 issued and outstanding                                 43,564
  Paid in capital                                                  4,289,381
  Treasury stock at cost                                            (171,422)
  Retained earnings                                                2,995,426
                                                                 ------------
     Total stockholders' equity                                    7,156,949
                                                                 ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $10,359,549
                                                                 ============

     See the accompanying notes to these unaudited financial statements

                                             YP.NET, INC.
                            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE-MONTH PERIOD AND NINE-MONTH PERIOD ENDED JUNE 30, 2002 AND
                                            JUNE 30, 2001


                                                Three Months      Nine Months       Three Months      Nine Months
                                               Ended June 30,    Ended June 30,    Ended June 30,    Ended June 30,
                                                    2002              2002              2001              2001
                                              ----------------  ----------------  ----------------  ----------------
NET REVENUES                                  $     3,416,953   $     9,249,792   $     4,033,088   $    13,098,596
                                              ----------------  ----------------  ----------------  ----------------

OPERATING EXPENSES:
     Cost of services                               1,168,396         3,086,075         2,484,985         7,811,691
     General and administrative expenses            1,186,777         3,075,448           667,216         2,188,773
     Sales and marketing expenses                      16,330           155,663            14,623            50,095
     Depreciation and amortization                    156,487           456,587           151,536           456,251
                                              ----------------  ----------------  ----------------  ----------------
         Total operating expenses                   2,527,990         6,773,773         3,318,360        10,506,810
                                              ----------------  ----------------  ----------------  ----------------

OPERATING INCOME                                      888,963         2,476,019           714,728         2,591,786
                                              ----------------  ----------------  ----------------  ----------------

OTHER (INCOME) AND EXPENSES
     Interest (income) expense                         33,808            70,802           (96,418)         (364,880)
     Other Income                                    (392,482)         (398,052)               57               121
                                              ----------------  ----------------  ----------------  ----------------

     Total other (income)expense                     (358,674)         (327,250)          (96,361)         (364,759)
                                              ----------------  ----------------  ----------------  ----------------

INCOME BEFORE INCOME TAXES                          1,247,637         2,803,269           618,367         2,227,027

INCOME TAX  PROVISION (BENEFIT)                       448,895         1,077,182           189,515           705,345
                                              ----------------  ----------------  ----------------  ----------------

NET INCOME                                    $       798,742   $     1,726,087   $       428,852   $     1,521,682
                                              ================  ================  ================  ================

NET INCOME PER SHARE:
  Basic                                       $          0.02   $          0.04   $          0.01   $          0.04
                                              ================  ================  ================  ================

  Diluted                                     $          0.02   $          0.04   $          0.01   $          0.04
                                              ================  ================  ================  ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                            43,810,933        43,812,299        40,615,464        40,362,083
                                              ================  ================  ================  ================

  Diluted                                          43,810,933        43,812,299        40,615,464        40,362,083
                                              ================  ================  ================  ================

     See the accompanying notes to these unaudited financial statements

                                  YP.NET, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE-MONTH PERIOD ENDED JUNE 30, 2002 AND JUNE 30, 2001


                                                              NINE MONTHS       NINE MONTHS
                                                             ENDED JUNE 30,    ENDED JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                             2002              2001
                                                            ----------------  ----------------
  Net income                                                $     1,726,087   $     1,521,682
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                     456,609           456,113
  Loss on disposal of equipment                                       7,715                 -
  Non-cash income recognized on recapture of common stock          (267,675)                -
  Receivable of legal settlement                                   (126,466)                -
  Allowance on related party notes receivable                       131,690                 -
  Deferred income taxes                                            (226,572)                -
  Officers & consultants paid common stock                                -            59,700
  Common stock surrendered                                                -          (494,310)
  Changes in assets and liabilities:
    Trade and other accounts receivable                            (658,429)          624,805
    Customer acquisition costs                                   (1,014,528)          (71,320)
    Prepaid and other current assets                                (81,245)           98,053
    Other assets                                                     (5,000)          (26,777)
    Accounts payable                                               (219,069)           15,508
    Accrued liabilities                                             (76,234)         (328,201)
    Income taxes payable                                          1,301,327           705,345
    Deferred revenue                                                      -
                                                            ----------------  ----------------
          Net cash  provided by operating activities                948,210         2,560,598
                                                            ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made to affiliates and related parties                  (458,987)                -
  Repayment of advances to affiliates and related parties           153,750                 -
  Purchases of  intellectual property                               (49,719)                -
  Purchases of  equipment                                          (118,979)          (15,138)
                                                            ----------------  ----------------
          Net cash (used in)  investing activities                 (473,935)          (15,138)
                                                            ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on notes payable                            (836,653)       (2,713,986)
                                                            ----------------  ----------------
          Net cash (used)/provided by financing activities         (836,653)       (2,713,986)
                                                            ----------------  ----------------

(DECREASE)/INCREASE IN CASH                                        (362,378)         (168,526)

CASH, BEGINNING OF PERIOD                                           683,847           219,613
                                                            ----------------  ----------------

CASH, END OF PERIOD                                         $       321,469   $        51,087
                                                            ----------------  ----------------

     See the accompanying notes to these unaudited financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE-MONTH PERIOD AND NINE-MONTH PERIOD ENDED JUNE 30, 2002 AND JUNE 30, 2001

1.  Basis of Presentation

The accompanying unaudited financial statements represent the consolidated financial position of YP.Net, Inc. ("the Company" or "YP.Net") for the three and nine-month periods ended June 30, 2002, and June 30, 2001, which includes results of operations of the Company and Telco Billing, Inc. ("Telco"), its wholly owned subsidiary, and statement of cash flows for the three and nine-month periods ended June 30, 2002 and June 30, 2001. These statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made.
The results for the three and nine-month periods ended June 30, 2002, and June 30, 2001, may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the years ended September 30, 2001, and 2000, and Form 10-QSB for quarter ended December 31, 2001, and March 31, 2002 including specifically the financial statements and notes to such financial statements contained therein.

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

4.  Notes Payable and Line of Credit

Notes payables are recorded and interest is accrued in accordance with the individual terms of each note. Notes payable at June 30, 2002, were as follows:

Note 1: The Company entered into a loan agreement with Mr. Joseph Van Sickle in
------
connection with the acquisition of Telco pursuant to which Mr. Van Sickle lent $2,000,000 to the Company. As of June 30, 2002, this note had an outstanding balance of $327,932 plus accrued interest of $14,734. In June 2002, Mr. Van Sickle filed suit against the Company alleging that the Company defaulted on its obligations under the loan agreement. The Company responded to this claim and is currently negotiating with Mr. Van Sickle concerning a resolution of the claim. Mr. Van Sickle is a less than one percent (1%) shareholder of the Company and Mr. Van Sickle is not a member of management and currently has no position on the Board of Directors of the Company.

Note 2: The Company entered into an agreement with Matthew & Markson, Ltd., an
------
Antigua corporation ("M&M"), in connection with the acquisition of Telco for the license of the URL Yellow-Page.Net. The Company agreed to pay M&M $5,000,000 to
                   ---------------
license URL Yellow-Page.Net.  At June 30, 2002, the M&M note payable had an
            ---------------
outstanding balance of $119,586. M&M is not a member of management and currently has no position on the Board of Directors for the Company. M&M owns approximately 27% of the Company's issued and outstanding stock.

M&M, as the licensor to the Company of the Yellow-Page.net URL, made a claim
                                           ---------------
against the Company during the year ended September 30, 2001asserting that the Company owed M&M $2,000,000, as a fee for a loan extension given to the Company in 1999. The Company entered into a settlement agreement with M&M resolving this claim. The settlement agreement required the Company to pay M&M $550,000, and issue 4,000,000 shares of the Company's common stock and warrants to purchase an additional 500,000 shares of the Company's common stock. The value of the common stock was determined on the basis of the quoted trading price of the shares on the date of this settlement agreement. The stock has a two-year restrictive stock legend. The outstanding balance owed to M&M was $119,586 as of June 30, 2002. The Company accelerated payments to M&M on this note to prepay principal at a more rapid rate than is required under the note agreement.

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

7.  Advances to Affiliates

Officers' Loans
---------------

The Company has made loans to affiliates in the form of promissory notes to two officers as part of their respective compensation packages. The board of directors has approved the advance of these funds to the officers or companies they control. The advances are subject to repayment by the officers and are evidenced by the notes that are collateralized by the officers' common stock valued at a floor price of $1.00 per share or current market price, whichever is greater. Presently, the maximum loan amount under these notes is limited to $200,000 to Sunbelt Financial Concepts, in the case of Angelo Tullo, and $70,000 to The Thompson Group P.C., in the case of Pamela J. Thompson, the Company's former Chief Financial Officer. Advances are being amortized over a 12-month period and carry an annual interest rate of 8%. The Board of Directors has not made any decision whether to bonus as compensation these advances now or in the future, but will review on a quarterly basis any recommendations made by the Compensation Committee of the Board of Directors with respect to the treatment of these amounts.

The Company has elected to provide in the financial statements a reserve based on a 12-month amortization schedule to allow for the potential bonus' that may be added to officer compensation and to insulate the Company from fluctuations in the value of the collateral stock.

Ms. Pamela Thompson resigned as Chief Financial Officer of the Company effective May 24, 2002. (See Item 1) The Company does not expect the loan made to the Thompson Group, P.C. to be voluntarily repaid. Any loss the Company may incur should be reduced by the value of the collateral stock and the reserve established for that loan. The Company does not expect to voluntarily recover any deficiency that may exist if the value of the collateral is not sufficient to cover the full amount of the Thompson Group's liability to the Company. The Company does not believe that the non-payment of the loan will have a materially adverse affect on the Company.

Matthew & Markson, Ltd. Advance Agreement
-----------------------------------------

The Company has made advances to Matthew & Markson, Ltd. (M&M) that are also collateralized by the Company's common stock owned by M&M. This loan agreement resulted from a settlement reached in September 2000 with M&M whereby the "put" agreement originated as part of the purchase of Telco billing was terminated. The "put" agreement would have allowed M&M to "put" back to the Company up to 10 million shares of common stock at a price of $1.00 per share. Management negotiated a loan agreement with M&M in exchange for the termination of "put" agreement rights whereby M&M can borrow up to $10 million dollars from the Company collateralized by M&M's YP.Net stock valued at a floor of $1.00 per share or 80% of the last trade of the stock prior to the advance request, whichever is greater. The interest rate charged on these advances is either an 8% annual rate or % higher than the Company's average borrowing cost from an institutional lender, whichever is greater. Currently M&M is charged an interest rate of 8% calculated as an annual rate as the Company has paid off its institutional lender. There are restrictions in the loan agreement that allow management to reject an advance request by M&M if the Company has insufficient cash, cash reserves and anticipated cash receipts and or borrowing availability to cover operating expenses over the next 30-day period. M& M is a 27% shareholder of the Company.

     The following schedule sets forth the balances of the Company's advances made on behalf of it's officers and as part of the settlement with Matthew & Markson, Ltd. as of June 30, 2002:

          Sunbelt Financial Concepts     $177,358
          The Thompson Group PC            16,899* See Item 1, below
          Matthew & Markson               227,296
          Allowance for Advances         (131,691)

          Total Advances to Affiliates   $289,862

8.  Related Party Transactions

Simple. Net. ("SN")
-------------------

The Company has entered into mutual service agreements with Simple. Net ("SN"). Mr. DeVal Johnson, a director of YP.Net, Inc., is the beneficial owner of SN.
SN is a national internet service provider that has from time to time sold those services to the Company at below market rate prices.

On May 1, 2002, the Company assigned its Level 3 contract to SN in exchange for a new contract from SN that would provide dial-up services for the Company's customers at a reduced rate of $2.50 per user, per month. The Company determined that it did not have a sufficient amount of internet service dialup customers to benefit from its Level 3 contract, while SN, as an internet service provider, had a sufficient number of customers to support the base payment structure agreed to in the Level 3 contract. As a result, during this period the Company paid $19,218 to SN instead of the $50,000 that would have been paid to Level 3 under the old arrangement. If the Company's internet dial-up customers should increase, the Level 3 contract would be less expensive for us than our agreement with SN. The Level 3 contract is not assignable without the consent of Level 3, which the Company has not yet obtained. Consequently, the Company is still liable to Level 3 under the terms of the contract. SN has agreed to assume and perform the terms of the Level 3 contract. Since The Company provides billing services to SN it would have the right of offset against SN in the event that SN does not perform under the arrangement with Level 3 that SN has agreed to accept assignment from the Company. The assignment of the Level 3 contract to SN resulted in savings to the Company of approximately $30,782. In addition, SN has contracts with other National providers such as Broadwing Communications and through the Company's contract with SN The Company has obtained access numbers under those contracts as well for the benefit of the Company's customers.

By being able to provide Internet access to its customers the Company benefits two ways. First it has an additional product to sell to its customers, which enhances their retention. And second it has allowed the Company to bill customers on their phone bill (LEC Bill) for both services and is especially beneficial to the Company in areas where the Company can not LEC bill for the Company's core product

SN pays a monthly fee to the Company to provide technical support and provide quality customer service while utilizing the Company's own customer service personnel as well as management and accounting services according to a pricing formula based on a price per customers as follows:

     Customer Service & Management Agreement fees are calculated by number of customer records of SN multiplied by a base cost of $1.02.

     Technical Support fees are calculated by number of customer records of SN multiplied by a base cost of 60 cents.

Previously the Company's staff performed the accounting functions for SN since SN utilizes a compatible accounting and billing process. SN paid us $2,500 a month for these accounting services. As of July 1, 2002, the Company no longer provides accounting services to SN as this arrangement has been canceled.

Matthew & Markson and Morris & Miller have provided the primary financing for SN in the principal amount of $1,025,000 and $610,000 respectively, in the form of promissory notes; interest is being calculated at a rate of 15% for both notes. Matthew & Markson is a 27% and Morris & Miller is a 22% of shareholder the Company. Neither Matthew & Markson, nor Morris & Miller is a part of management or on the Board of Directors of the Company or SN.

Commercial Finance Services d/b/a/ HR Management ("CFS")
--------------------------------------------------------

The Company has entered into an employee leasing arrangement with Commercial Finance Services, Inc. d/b/a HR Management, Inc. (CFS). See the Company's Form 10-KSB for the fiscal year ended September 30, 2001. CFS provides factoring and financing as well as the services of a professional employer organization ("PEO") for small to mid-sized companies. CFS does not provide any services to the Company, other than those of a PEO through HR Management, Inc. The Company pays CFS a monthly amount of approximately $128,000. This amount includes employee wages, payroll taxes, employee benefits and a below market administration fee of 2.5% per month. This arrangement allows the Company to offer additional benefits to its employees by sharing those costs with other clients of CFS. The Company pays CFS fees for payroll and benefit administration of approximately $2,800 per month, which represents the cost of a payroll clerk

Central Account Services, Inc. is the majority owner of CFS, holding over 85% of the stock. Central Account Services, Inc. and is unrelated to the Company. Mr. Joseph McDaniel, who owns 3% of CFS and also serves as counsel for the Company, and Matthew & Markson which has provided funding to CFS in the principal amount of $1,525,821, are the only related parties. Matthew & Markson is not a part of management or on the Board of Directors of the Company or CFS.

Matthew Markson, Ltd.
---------------------

The Company has a note payable to Mathew Markson, Ltd. ("M&M"), which at the beginning of the fiscal year had a principal balance of $550,000. The outstanding balance on this note as of June 30, 2002, was $119,586 . In accordance with instructions that the Company has received from M&M, the Company has made payments to third parties on behalf of M&M, and applied those payments as reductions to this note, thereby reducing the outstanding balance on our books and records. Matthew & Markson is not a part of management or on the Board of Directors of the Company.

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

Pursuant to an agreement the Company has with BESI, BESI processes all of the direct mail solicitation pieces, welcome letters and other communications with customers and prospective customers.

We pay a base fee of $10,000.00 per month and then a monthly fee to BESI based on a price of .015 cents per mail piece, based on the number of mail pieces prepared and sent, and not less than a floor of $15,000 per month. The floor amount is reviewed for possible adjustment quarterly.

Mr. Crane, a director of the Company, is employed by BESI and receives a salary of approximately $2,000 per month from BESI and bonuses in an undetermined amount. BESI has no related party ownership in the Company.

Advertising Management &Consulting Services , Inc.
-------------------------------------------------

Advertising Management & Consulting Services, Inc. ("AMCS"), is a marketing and advertising company that rents executive suites from BESI. AMCS' staff is experienced in designing direct marketing pieces, insuring compliance with regulatory authorities for those pieces and designing new products that can be mass marketed through the mail. The Company out sources the design and testing of its many direct mail pieces to AMCS for a fee of $20,000 per month. AMCS is also responsible for the new products that have been added to our website and is working on new mass- market products to offer our customers. Mr. Crane, a Director of the Company, is also the President of AMCS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for certain historical information contained herein, this Quarterly Report contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, or objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May
                                                             ----------------
Affect Future Results," set forth in our Form 10-KSB for the year ended
---------------------
September 30, 2001, filed with the Securities and Exchange Commission. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Quarterly Report.

     YP.Net, Inc., a Nevada corporation ("we," "our," "us" or the "Company") is in the business of providing to subscribers an Internet-based yellow page listing services on our Yellow-Page.Net and YP.Net Web sites. After acquiring
                        ---------------     ------
Telco Billing ("Telco") in June 1999, we changed our primary business focus to become an Internet-based yellow page listing service. Our websites serve as a search engine for yellow page listings in the United States and Canada. We charge our customers for a "preferred" listing of their businesses on searches conducted by Internet consumers on our websites.

     We were originally incorporated in 1969 as Nuclear Medicine of New Mexico, Inc., a New Mexico Corporation, and were subsequently reincorporated in Nevada in 1996 as Renaissance Center, Inc. Our Articles of Incorporation were restated in July 1997 and our name was changed to Renaissance International Group, Ltd. ("RIGL"). Effective July 1998, we changed our name to RIGL Corporation. In June 1999, we acquired Telco Billing, Inc. ("Telco") and commenced our current operations through this entity. In October 1999 we amended our Articles of Incorporation to change our corporate name to YP.Net, Inc. to better identify our company with our business focus.

     We currently derive virtually all of our revenues from selling to subscribers preferred listings for the search results on our websites. A preferred listing is displayed at the beginning of search results in response to a user's specific questions. A preferred listing is enhanced on the display of search results and includes a "mini-Web-page" listing where the preferred lister can use up to 40 words to advertise and provide additional information regarding its business. A preferred listing customer can also link its own web page to the search results. We are developing banner advertisements and outside marketing efforts as an additional source of revenue. We are also attempting to develop additional revenue sources and expand services to our customers through logo advertisements on our direct mailer.

     We have experienced continued increases in competition in the Internet yellow page market, and continue to seek joint venture and investment acquisition opportunities to potentially mitigate the effects of competition in the electronic yellow page markets.

     We utilize direct mailings as our primary marketing program and the resultant customers from this program are the principal source of our revenue.

Our Customer Counts generally increase when the Company markets in this fashion. For example our customer counts increased from 114,409 in December 1999 to 129,457 by March 31st, 2000, and to 143,292 as of June 2000.

     The Company voluntarily ceased its marketing activities while it negotiated a resolution of the suit with the Federal Trade Commission. This matter has been resolved with no findings of wrong doing on the part of the Company or its officers. During these periods of little or no marketing (some tests were done from November 2001 to February 2002) the Customer counts declined.

     As of September 30th 2000 the customer count declined to 130,592, and as of December 31, 2000 the customer count was 123,408, as of March 2001 the customer counts was 103,187, as of June 30th 2001 it was 99,862, as of September 30th, 2001 it was 91,348, as of December 31, 2001 it was 88,799 customers and finally as of March 31st 2002 we had 86,000 customers.

     In February 2002 after resolution of the matter with the Federal Trade Commission and after conducting tests using the guidelines that had been agreed to the Company resumed its direct mail marketing.

     Consequently, for the first time since June of 2000 the Company's customer counts actually increased to 112,330 customers for the period ended June 30th, 2002. In July 2002, we mailed one million solicitations to potential new customers and we expect to continue mailing one million mailers per month in the next quarter. Based on current response rates, these mailings may have the potential to add 50,000 new customers.

     Additionally our customer counts declined as we monitored our collection percentage of our direct-billed customers. These are customers that are directly invoiced through regular mail instead of being billed through the use of a Local Exchange Carrier ("LEC"). Because of this low collection percentage, we have initiated a contact campaign to determine if these customers are still in business and if they want to continue to advertise on our websites. This resulted in customer cancellations exceeding our acquisitions of new customers. Some of this decline may be mitigated by the acquisition of new paying customers. However, for the three-month period ended June 30, 2002, our collection percentages have increased due to our contact program, and we expect that to continue as more customers are contacted.

     The increase in our customer count for the three-month period ending June 30, 2002, is a direct result of reinstituting our direct mail marketing program and continued efforts to increase customer satisfaction. We have contacted many of our customers in order to update each customer's account information. Our updated information has led to increased collections on outstanding invoices.

RESULTS OF OPERATIONS

     Internet yellow page services business is currently our sole source of revenue. Revenue for the three and nine-month periods ended June 30, 2002, was $3,416,953 and $9,249,792, respectively, compared to $4,033,088 and $13,098,596 for the three and nine-month periods ended June 30, 2001, respectively. There are two reasons for the decline in revenue when compared with the same period in 2001. First, management has excluded from revenue invoices to customers who have not paid their invoice in a timely manner. Management only recognizes revenues from direct bill invoices as the Company receives payments directly from those customers. Previous management had maintained a large reserve to account for the low collectabilty of these direct bill invoice customers. Second, management has begun an intense effort to contact those direct bill customers to determine if in fact they desire to remain as customers. Those who do not, or are now out of business, are deleted from our customer accounts. Consequently, the loss of these customers had exceeded the increase in new customers obtained from our direct mail marketing. We had expected our customer base to continue to decline as we contacted the balance of the direct bill invoice customers. The suspension of our direct mail marketing from June 2000 to October 2001 also adversely affected our ability to add new customers.

     However during the 3-month period ended June 30 2002 we experienced an increase in paying customers of 26,330 above the prior 3 month period ended March 31, 2002. In November 2001, we resumed our direct mail marketing campaign that was voluntarily suspended in June 2000 while we negotiated a settlement with the FTC. Our increased marketing resulted in an increase in customers and revenues. With the continuation and expansion of our marketing program we hope to see an increase in our revenue and customer base in the future. Management has budgeted funds to mail one million mailers per month during the next quarter.

     Cost of services for the three and nine-month periods ended June 30, 2002, was $1,168,396 and $3,086,075, respectively, compared to $2,484,985 and
$7,811,691, respectively, for the three and nine month periods ended June 30, 2001. Cost of services is comprised of dilution expenses, direct mailer marketing costs, allowances for bad debt and our billing costs. Dilution expenses include customer credits and any other receivable write-downs. The primary reason our cost of services has continued to decline as of June 30, 2002, compared to June 30, 2001, is that we have implemented new filtering procedures that assure the proper filtering of our customer base to the correct LEC for billing. Further, our customer contact program has allowed the Company to obtain current information on its customers who have moved or changed the names of their businesses further reducing dilution. Further reductions in manpower and improvements in efficiencies have reduced our cost of services.

     Selling expenses, primarily the costs associated with general advertising and market testing of other revenue sources, for the three and nine-month periods ended June 30, 2002, were $16,330 and $155,663, respectively, compared to $14,623 and $50,095, respectively, for the three and nine-month periods ended June 30, 2001. The primary reason for the increase in marketing is due to the implementation of new market strategies and modification of direct mail marketing pieces, as well as the increase in the number of pieces mailed. We capitalize certain direct marketing expenses and amortizes those costs over an 18 month period based on the customer attrition rates analyzed by the Company.

     General and administrative expense for the three and nine-month periods ended June 30, 2002, was $1,186,777 and $3,075,448, respectively, compared to $667,216 and $2,188,773, respectively, for the three and nine-month periods ended June 30, 2001. Administrative expenses increased due to an increase in legal fees related to the preferred share conversion offering and fees resulting from a suit against our former Chief Financial Officer. See Item 1, Legal Proceedings, below. . Additionally, we wrote off certain legal expenses associated with the prospective acquisition of Western Promotions, Inc. that was not completed due to unfavorable results of our due diligence investigation. We have also experienced an increase in corporate costs for directors and officers liability insurance due to the increase in the policy amount from $2.5 million to $5.0 million and an increase in rates. Additionally, board of director compensation has increased with additional duties assigned to the directors to assist us in implementing an employee stock option plan, and managing litigation.

     The cost of ourYellow-Page.Net URL license was capitalized at $5,000,000.
                    ---------------
The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $108,756 and $324,211 for the three and nine-month periods ended June 30, 2002, respectively, compared to $118,803 and $304,715 for the three and nine-month periods ended June 30, 2001. Annual amortization expense in future years related to the URL is anticipated to be approximately $430,000.

     Interest expense net of interest income for the three and nine-month periods ended June 30, 2002, was $33,808 and $70,802, respectively, compared to $-96,361 and $-364,759 for the three and nine-month periods ended June 30, 2001. The decrease in interest expense was a result of the reduction of our debt from our acquisition of Telco and our URL Yellow-Page.Net license.
                                     -----------------------

     We recorded other income of $392,482 and $398,052, respectively, for the three and nine-month periods ended June 30, 2002. The primary components of other income result from two transactions. During the three month period ended June 30, 2002, we reached a settlement with an entity that previously provided billing services to us. We claimed that the billing company improperly withheld receipts from our customers that were due to us. The Company entered into a settlement and was paid $200,000 to resolve this claim. Additionally, during the three month period ended June 30, 2002, the Company settled a dispute with a former consultant. By court order the consulting agreement was rescinded and 250,000 shares of the Company's common stock granted to this consultant under this consulting agreement during the year ended September 30, 2000 were returned. The Company recorded a gain of $267,675 for that settlement, which represents the value of the shares when issued, and recorded a corresponding expense at the time of issuance.

     Net income before taxes for the three and nine-month periods ended June 30, 2002, was $1,247,637 and $2,803,269, respectively, compared to $618,367 and
$2,227,027 for the same three and nine-month periods in 2001. Net income for the three and six-month periods ended June 30, 2002, was $798,743, or $.02 per diluted share, and $1,726,087, or $.04 per diluted share, respectively, compared to $428,852, or $.01 per diluted share, and $1,521,682, or $.04 per diluted share for the three and nine-month periods ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the nine-month period ended June 30, 2002, was $948,210 compared to $2,560,598 for the nine-month period ended June 30, 2001. The decrease in cash generated from operations is primarily due to a significantly greater increase in the accounts receivable balance and funds expended for mailings related to the Company's marketing efforts. The increase in the accounts receivable balance for the three month period ended June 30, 2002, related to difficulties with collections due to billing problems with the Company's primary billing service provider. We believe that those problems have been largely resolved and that cash receipts from accounts receivable will increase and that the reduction in collections was a temporary situation that has been corrected. Revenue was generated primarily from providing electronic yellow page preferred listing advertising from Telco Billing, Inc., our wholly owned subsidiary. Revenues increased during the three month period ended June 30, 2002, to $3,416,953 from $2,839,438 for the three-month period March 31, 2002, although our revenue for the three and nine-month period ended June 30, 2002, was still lower than revenue for the three and nine-month period ended June 30, 2001. While our customer base is lower than reported during the same period in 2001, it has increased for the three-month period ended June 30, 2002, compared to the three-month period ended March 31, 2002. We believe this is indicative of the positive results of the direct mail marketing program.

     The primary reason for the decline in revenue and the decline in our customer base is that we ceased marketing efforts from the period of June 26, 2000 until October of 2001 in order to negotiate a final settlement with the Federal Trade Commission regarding our direct mailer program, and have written off many non-paying customers that were previously counted as revenue as their collectability was offset by a large reserve. Since October 2001, we have increased our marketing efforts and have implemented procedures to refilter and direct customers to the correct LEC. This has increased our collection percentages. Although our overall customer base and gross revenues declined for the first six months of our fiscal year, we experienced an increase of our customer base for the three month period ended June 30, 2002. Our customer base is now 112,330, compared to 86,000 as of March 31, 2002.

     Our billing for the month of February had been delayed through miscommunication with our main billing aggregator, IGT. Consequently we suffered a lower cash collection percentage in the month of May and a larger cash collection in the month of June 2002.

     We anticipate that it will be obligated to pay federal and state income taxes for prior periods before the close of the fiscal year ending September 30, 2002. The final amount of tax due is not yet determined, however. The amount of taxes payable of $2,523,645 included in the accompanying balance sheet at June 30, 2002, is an estimate based on initial calculations. However, we are reevaluating its ability to use certain net operating loss carryforwards from the operations of RIGL. If it is determined that we have that ability, the income tax obligation will be reduced. To meet this obligation and all others anticipated by management, management is negotiating with Amerifund Capital, LLC, for a 3 million dollars standby funding agreement secured by the accounts receivable of our wholly owned subsidiary Telco Billing, Inc.

     We had working capital of $3,067,911 as of June 30, 2002 compared to $1,680,074 as of June 30, 2001. The increase is due to increases in accounts receivable of $658,000 and capitalized direct marketing costs of $1,014,528.

The direct marketing costs will not result in cash but we anticipate future revenue and cash flow from customers obtained through these marketing efforts.

     Cash used in investing activities was $473,935 for the nine-month period ended June 30, 2002. The cash used represents purchase of computer equipment of $118,979, net advances to affiliates of $305,237 and purchases of software licenses of $49,719, compared to the nine-month period ended June 30, 2001, where cash used of $15,138 represented the purchase of computer equipment.

     Cash used by financing activities was $836,653 for the nine-month period ended June 30, 2002, compared to $2,713,986 for the nine-month period ended June 30, 2001. The cash used represents total payments made to reduce the principal balances of our outstanding notes payable to M & M and Mr. Joseph Van Sickle as well as loan advances to M&M and the Officers as part of agreements with them.

     We have repaid a significant amount of our debt. We believe that we will continue to generate adequate cash flow from our operations to service our remaining debt. We have a commitment to provide up to $10,000,000 in loans to each of the M&M's (Morris & Miller, Ltd. and Matthew & Markson, Ltd.). Those
funding commitments are contingent upon our cash flow.   Any amounts advanced to
the M&M's are to be repaid to the Company and can be offset against amounts owed to the M&M's. We do not believe that the M&M's will make requests for funding under this commitment, if such advances would adversely affect our liquidity since the M&M's are our largest shareholders.

     We are currently reviewing our loans and extensions of credit made to our officers and directors and other affiliated entities in order to comply with the recent enactment of the Sarbanes-Oxley Act of 2002, which, among other things, generally prohibits (except in extraordinary circumstances) loans to officers and directors going forward from the date of its enactment.

CERTAIN RISK FACTORS

     There are numerous factors that affect our business and the results of our operations. Sources of these factors include general economic and business conditions, federal and state regulation of our business activities, the level of demand for our services, the level and intensity of competition in the electronic yellow page industry and the pricing pressures that may result, our ability to develop new services based on new or evolving technology and the market's acceptance of those new services, our ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure (including personnel and technology systems) to keep pace with the growth in our overall business activities. Our operations can be adversely affected if we are unable to increase our customer base and revenue through our direct marketing efforts. We are also subject to intense competition from other providers of Internet "yellow page" type services, Yahoo and Microsoft, as well as competition from large telephone companies. In addition, our Chief Executive Officer is involved in personal litigation, which may divert his attention from the management of the Company. See the Company's Form 10-QSB filed with the Securities and Exchange Commission for the period ended March 31, 2002.

PREFERRED SHARED TENDER OFFER PENDING

     There are currently 43,813,630 issued and outstanding shares of our Common Stock. We filed with the Securities and Exchange Commission a Schedule TO, pursuant to which the Company is making a preferred stock tender offer pursuant to Rule 13e-4, adopted under the Securities Exchange Act of 1934. We offered to the holders of its common stock, par value $.001 (the "Common Stock"), to exchange up to 10,000,000 shares of Common Stock for an equal amount of shares of Series E Preferred Stock. We paid all charges and expenses of Continental Stock Transfer & Trust Company, as Tendering Agent, in connection with the offer The offer terminated at 5:00 P.M., New York City time, on May 31, 2002. As a result of the offer, 113,000 shares of Common Stock were exchanged for an equal number of shares of Series E Preferred Stock.

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

     Upon the sale of substantially all of the stock or assets of the Company in a non-public transaction or dissolution, liquidation, or winding up of the Corporation, whether voluntary or involuntary, the holders of the Series E Preferred Stock are entitled to receive out of the assets of the Company, before any distribution or payment is made upon the Common Stock or any other series of Preferred Stock, an amount in cash equal to $.30 per share, plus any accrued but unpaid dividends. The holders of the Series E Preferred Stock have no voting rights, except as required by law.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We intend that such forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates," "may" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

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

     We are named as defendant in material legal proceedings filed by Mr. Van Sickle wherein he alleges that we have defaulted on payment obligations under a $2,000,000 promissory note to Mr. Van Sickle. We have denied the allegations and are attempting to resolve this matter through a settlement.

     On May 24, 2002, after being confronted about certain irregularities Pamela Thompson, CPA, resigned as our Chief Financial Officer, Secretary and Treasurer. The Company has initiated a search for a new Chief Financial Officer.

     On May 29, 2002, we filed suit against Ms. Thompson and related parties in the Superior Court of Arizona alleging, among other things, that Ms. Thompson and certain other parties removed Company property without authorization and misappropriated Company funds. In this complaint, we also requested a temporary restraining order be issued against Ms. Thompson and others enjoining them from using certain of the Company's property, including trade secrets and proprietary information. Ms. Thompson responded to the Company's request for a temporary restraining order alleging the Company's allegations are unsubstantiated.

     On July 10, 2002, the Superior Court of Arizona for Maricopa County issued a Temporary Restraining Order against Ms. Thompson and certain related parties enjoining them from disclosing or disseminating the Company's trade secrets, financial information or other confidential information, using the Company's computer equipment and disclosing any Company proprietary information for any purpose, or interfering with any of the contractual obligations or contracts of the Company.

ITEM 5. OTHER INFORMATION

     The Company's Chairman, President and Chief Executive Officer, Mr. Angelo Tullo, is involved in certain legal proceedings that are not adverse to the Company. See the Company's Form 10-QSB filed with the Securities and Exchange Commission for the three-month period ended March 31, 2002, whereby this reference is incorporated herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

REPORTS ON FORM 8-K

     May 17, 2002, Peter Bergmann appointed to the Board of Directors and Harold Roberts resigned.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                    YP.NET,  INC.



Dated:  August 14th, 2002           /s/  Angelo  Tullo
                                    ------------------
                                    Chairman, President, Chief Executive Officer
                                    --------------------------------------------

                                  CERTIFICATION
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the YP.Net, Inc., a Nevada corporation (the "Company"), Quarterly Report on Form 10-Q for the three month period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Angelo Tullo, Chief Executive Officer and Acting Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          To the best of the undersigned's knowledge, based upon a review of the Company's Form 10-Q for the three month period ended June 30, 2002:

          1. The Company's Quarterly Report on Form 10-Q for the three month period ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;

          2. The information contained in the Company's Form 10-Q for the three month period ended June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/  Angelo  Tullo,  CEO
                                         --------------------------------------
                                         Angelo Tullo, Chief Executive Officer
                                         Acting  Chief  Financial  Officer



STATE  OF  ARIZONA            )
                              )
County  of  Maricopa          )

          The foregoing was acknowledged before me this 13th day of August, 2002, by Angelo Tullo, Chief Executive Officer and Acting Chief Financial Officer of YP.Net, Inc., a Nevada corporation, on behalf of such corporation.



                                          /s/  Margaret  Molter
                                         --------------------------------------
                                         Notary  Public
                                         My Commission Expires: 09/22/2003