Form 10KSB
period 2002-09-30
YP NET INC
filed 2003-01-14
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (Mark one)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Registrant's revenues for its most recent fiscal year were  $13,232,743

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on January 7, 2002 was approximately $1,677,062.

The number of shares outstanding of the registrant's classes of common stock, as of January 7 , 2003 was 49,531,840.

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

GENERAL

YP.Net, Inc., a Nevada corporation (the "Company," "we," "us," or "our"), is in the business of providing Internet-based yellow page advertising space on or through www.Yellow-Page.Net and www.YP.Net .

 The Company's "yellow page" database lists approximately 18 million businesses throughout the United States. Our website enables internet users to search through these "yellow page" listings and is used by businesses and consumers attempting to locate a business and/or service provider in response to a user's specific search criteria. Through our own marketing of the website, as well as through cross marketing and cross placement agreement(s) with other websites, management estimates that an average of over 51 million page views are achieved on its websites each month for the benefit of our Preferred listing advertisers ("paying customers"). YP.Net has recently been ranked in the top 12% of all sites visited on the Internet according to TrafficRanking.com

As our primary source of revenue, we offer "preferred" listings to businesses for a monthly fee. The "preferred" listing provides a business with a priority placement listing over non-paying listings and is displayed in a bigger and bolder font at the beginning of, or in the first section of the user's search results - thus featuring our paying customers more prominently to user's of our website. In addition, our paying customers get a Mini-Webpage(TM) which includes a 40-word description of their business, their hours of operation and other useful information, a direct link to the paying customers website, (if they have one and it is provided by the advertiser), map, driving directions to the paying customers location and more. As of September 30th, 2002 we have approximately 106,439 "preferred" listing advertisers who have subscribed for this enhanced advertising service. This represents less than six tenths of 1% of the estimated available market for preferred listings. We market for advertisers of our "preferred" listing service ,under the name "Yellow-Page.Net, exclusively to businesses through a direct mail solicitation program. The solicitation includes a promotional incentive (ie. generally a $3.50 check) which, if cashed by the business, automatically signs the business up for the Preferred Listing service for an initial twelve month period with automatic renewals thereafter. This easy subscription process provides a written confirmation (ie. the check) of the subscription by the newly subscribing business, which is verified by an independent third party (i.e the paying customers depositing bank). To additionally insure the intention of sign-up, the Company then mails a written confirmation card to the newly subscribing business generally within 30 days from activation. The Company also provides a 120-day cancellation period whereby the subscribing business may cancel and receive a full refund of any amounts paid to the Company.

Recently, the Company has created an outbound calling department whose function is to proactively obtain the 40-word description to be used in the Mini-Webpage(TM), as well as other information from each newly subscribing customer. This effort is expected to provide more information for potential customers searching our website to help them choose to do business with one of our Preferred Listing advertisers.
Each paying customer is billed monthly for that month's service, the vast majority of such monthly billings appear on the subscribing business's local phone bill. Management believes this ability to bill the paying customer through the paying customers phone bill is a significant competitive advantage for the Company as few independent (not owned by a telephone company) yellow page companies are authorized to bill directly on the phone bill for services rendered.

We were originally incorporated as a New Mexico company in 1969 and the Company was re-incorporated in Nevada in 1996 as Renaissance Center, Inc. Our Articles of Incorporation were restated in July 1997 and our name was changed to Renaissance International Group, Ltd. Effective July 1998, we changed our name to RIGL Corporation. In June 1999, we acquired Telco Billing, Inc. ("Telco") and commenced our current operations through this entity. In October 1999, we amended our Articles of Incorporation to change our corporate name to YP.Net, Inc. to better identify our company with our business focus.

From August through December 1999, we abandoned all subsidiaries previously involved in the multi-media software and medical billing and practice management areas. With the acquisition of Telco, our business focus shifted to the Internet yellow page services business and this business is currently our main source of revenue. Telco is operated as our wholly owned subsidiary.

GROWTH INITIATIVES

Primary Growth Strategies

PREFERRED LISTINGS-We currently derive almost all of our revenue from selling Preferred Listings for the search results on our website. A Preferred Listing is displayed at the beginning of search results in response to a user's specific questions. A Preferred Listing is enhanced on the display of search results and includes a "Mini-Webpage(TM)" listing where the paying customer can use up to 40 words to advertise; among other features. Our primary growth strategy is to obtain a significantly greater number of Preferred Listings given the large, estimated potential available market for such listings. As part of this strategy, the Company has re-instituted its marketing program and plans to regularly solicit its potential customer base of approximately 18 million businesses through its direct mail solicitation program. As a result of such program, the Company has increased its customer count from 91,348 at September 30, 2001 to 113,565 at September 30, 2002_

BRANDING-The Company also plans to further embark upon a substantial campaign to brand its product using the YP.Net and Yellow-Page.Net names. The Company seeks to become the "internet yellow pages of choice" to businesses and consumers performing searches.

In addition to its cross marketing and cross placement agreement(s) with other websites, the Company has signed a contract for advertising relating to Baca Racing and National Hot Rod Association ("NHRA") events which provides us with advertising on the Baca Racing vehicles as well as public relations and advertising as a sponsor of NHRA In addition, we are members of both the Yellow Pages Integrated Media Association (YPIMA) and the Association of Directory Publishers (ADP). As further described under "Strategic Alliances", these organizations are trade associations for yellow page publishers that promote quality of published content and advertising methods. The Company plans to take an even more active role in the year ahead

In the future, the Company also plans to substantially increase its advertising through print, media and fixed placement advertising in select markets.

SECONDARY GROWTH STRATEGIES

Secondary growth strategies include the following:

-We are developing banner advertisements and outside marketing efforts as an additional source of revenue. The Company has also recently added website design services and Internet access services for its customers.

-As more fully described under "Technology and Infrastructure", the Company recently designed its own infrastructure to manage customer searches. The new site provides quicker, more accurate searches and will allow the Company to add new features and compete in new areas such as the new generation of hand held devices ("Personal Digital Assistants", "PDA's" and "3rd generation Cell Phones"). This site relies upon our internal development of our own Proprietary Search Engine software.

-Resulting from our Proprietary Search Engine software, management believes this software now allows the Company to easily add enhancements to its own offerings, it could also be used to develop entirely new revenue streams that could consist of; 1. Selling custom designed data lists, 2. Syndicating other yellow page companies, 3. Licensing its use for other types of search engines.

--The Company has recently signed a contract to offer long-distance calling cards to its direct billing customers as an inducement for such customers to pay their invoices in advance. Management believes that this program will improve customer retention and cash receipts.


STRATEGIC ALLIANCES

In order to service users more effectively and to extend our Yellow-Page.Net brand to other Internet sources, we have entered into strategic relationships with business partners offering content, technology and distribution capabilities.

Through cross marketing and cross placement agreement(s) with other websites, including My Area Guides and Overture/Goto.com as well as others, management estimates that over 51 million page views are achieved on average each month for the benefit of our paying customers.

Since the founding of our subsidiary Telco Billing, Inc. in 1998 and continued through its acquisition by the Company in June of 1999, we have been members of both the Yellow Pages Integrated Media Association (YPIMA) and the Association of Directory Publishers (ADP). These organizations are trade associations for yellow page publishers that promote quality of published content and advertising methods. One of the primary responsibilities of these organizations and of its members is to promote the growth of legitimate yellow page companies that provide real value to their advertisers and to the general public at large, while working to expose those companies that take advantage of consumers. The Company plans to take an even more active role in the year ahead.

In order to broaden YP.Net's user base, we have established cross-linking relationships with operators of commercial websites and Internet access providers. There are approximately 600 affiliated websites that link and direct 'traffic" to YP.Net. We believe these arrangements are important to the promotion of YP.Net, particularly among new Internet users who may access the Internet through these other websites. These co-promotional arrangements typically are terminable at will. We also utilize WebDialogs in a co-promotional effort to provide automatic dialing services to our website users to allow these users to place a call to one of our Preferred Listing customers by simply clicking a button.

We have also managed revenue sharing partnerships with Amazon.com, Buy.com, Stamps.com, and TheWallStreetJournal.com and others that allow YP.Net to generate revenue by purchases made through the link on our home page. We believe that this directly heightens our brand awareness.


WEBSITES

We control the domain names www.Yellow-Page.Net and www.YP.Net. We maintain one
                                                    ----------
site under the name www.YP.Net and direct the "traffic" from the other domain
                    ----------
name, www.Yellow-Page.Net to that site for Internet access. At this website,
      -------------------
consumers can search our listing database containing approximately 18 million United States businesses. To draw user's to our websites, we offer a number of free services including directories and maps to the business location, free e-mail accounts, nationwide 800 and 888 directory listings, white page searches, search engines for e-mail addresses of individual persons as well as stock quotes, job searches, travel services, news and weather information, movie reviews and listings, entertainment, restaurant and shopping information. In addition, currently there are approximately 600 other websites that direct traffic to our website. In order to provide extra value to our customers, the

Company expends money to various companies who provide "traffic" to our site by insuring that we will be easily found on the national search engines. The result is that our website has been recently ranked in the top 12% of all websites on the worldwide web in terms of popularity according to TrafficRanking.com. Through our own marketing of the website, as well as through cross marketing and cross placement agreement(s) with other websites, management believes that over 51 million page views are achieved on average each month for the benefit of our paying customers.

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

As previously mentioned, we currently derive almost all of our revenue from selling Preferred Listings for the search results on our website. We are developing banner advertisements and outside marketing efforts as additional sources of revenueThe Company has also recently added website design services and Internet access services to its customers.

MARKETING

Our primary marketing efforts are through direct mail solicitations that utilize a promotional incentive (ie. generally a $3.50 check) for listing. Once the potential customer cashes the check, they become a customer of the Company, subject to the confirmation process and cancellation period of 120 days. We market exclusively to businesses and focus on businesses that use traditional published yellow page services. We utilize our database as a source for our mailing list. We have also implemented a "customer satisfaction" program (outbound calling department). Through this program, we contact each of our customers to update the customer information regarding their business and links
to their Web page. The outbound calling department's   function is to
proactively obtain the 40-word description to be used in the Mini-Webpage(TM), as well as other information from each newly subscribing customer. This effort is expected to provide more information for potential customers searching our website to help them choose to do business with one of our Preferred Listing advertisers. Management believes that the information thus obtained is unavailable to consumers anywhere else in one location or website.

We intend to develop marketing strategies to increase the credibility and visibility of our Web page service to targeted markets. We also intend to promote value-added services and product areas. Our future success will depend on our ability to continue to integrate and distribute information services of broad appeal. Our ability to maintain and build new relationships with content providers will be critical to our success. These relationships will, in addition to increasing revenue, lower dilution by creating a source for businesses to find the services they need. If successful, our Preferred Listing customers will be able to obtain select services at discounted prices as a consequence of their listing with us.


TECHNOLOGY AND INFRASTRUCTURE

One of our principal strengths is our internally developed technology that we have designed specifically for handling our Internet-based data. Our technology architecture features specially designed capabilities to enhance performance, reliability and scalability of our listing data. These features consist of multiple proprietary software modules and processes that support the core internal functions of operations. The technologies include Website Design and Maintenance, Proprietary Search Engine Software, Customer Service Applications, Billing Applications, LEC Filtering Processes, Database Management and Custom List Generation.

WEBSITE DESIGN AND MAINTENANCE. Since the inception of Telco billing until November 1, 2002, we have relied upon outside vendors to design and maintain the infrastructure of our Website, while we retained the ability to direct how our website looked to end users. In the fourth quarter of 2002, we designed our own infrastructure to manage the customer searches, as well as the front-end look and feel that users see and use. The new site was launched on November 1, 2002 exactly four years to the day that Telco Billing launched its very first site. The new site provides quicker, more accurate searches and will allow the Company to add new features and compete in new areas such as the new generation of hand held devices ("Personal Digital Assistants", "PDA's" and "3rd generation Cell Phones"). This site relies upon our internal development of our own Proprietary Search Engine software.

PROPRIETARY SEARCH ENGINE SOFTWARE. The launch of our "in-house" Website required the development of our own Proprietary Search Engine software. This software is based on a relational database system (RDBS) premise which uses algorithms that accurately speeds the users search to completion. Our software provides a fast, flexible, reliable system that will operate on almost any platform including Sun, Microsoft Windows, Linux and any other Unix based operating programs. This not only allows the Company to easily add enhancements to its own offerings, it could also be used to develop entirely new revenue streams that could consist of; 1. Selling custom designed data lists, 2. Syndicating other yellow page companies, 3. Licensing its use for other types of search engines.

CUSTOMER SERVICE APPLICATIONS. While we have designed proprietary Customer Service Applications to enable rapid object-oriented development and management of information related to our Preferred Listing customers in a variety of formats, we are finding, as we continue to grow, that it might be advisable to purchase a third party software package from a reliable vendor that can be modified for our needs. Our own software, or any that is purchased, would need to incorporate an automated retrieval system that integrates with our other technologies. This integration enables real-time updates to our database as our customer service representatives interact with and obtain data from our Preferred Listing clientele. This application provides detailed notes on each account, as well as credit card and paper check payment processing. Customer Service Representatives (CSR's) quickly view all contact information for the subscriber, as well as Service description, pricing, LOA, and billing history. With these functions in place, CSR's have the ability to handle every aspect of the call.

BILLING APPLICATIONS. We bill primarily through local exchange carriers ("LECs") that are local telephone service providers (local phone companies). Our LEC billings are routed to the LEC's and appear on our Preferred Listing customers' telephone billing statements. To a lesser extent, we directly bill some of our Preferred Listing customers using invoices or directly bill them on the customers credit card (upon request) instead of directly on their phone bill. Our billing applications technology facilitates both our LEC and direct billing functions.

LEC FILTERING PROCESSES. The LEC Filtering Processes are core technologies developed to enhance the applications that support our systems. By using these processes, we are able to more accurately bill our Preferred Listings through the appropriate LEC. These processes are a vital component of our ability to aggregate content from multiple sources for our billing process. Information is sorted and updated with a method of maintaining and expanding a diverse database and allows different data sources to be combined and deployed through a single uniform interface, regardless of data structure or content. This allows a single database query to produce a single result set containing data extracted from multiple databases. Database clustering in this manner reduces the dependence on single data sources, facilitates data updates, and reduces non-conforming data submitted to the LECs.

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

CUSTOM LIST GENERATION. We license the database technology that consists of over 18 million business listings throughout the United States, updated quarterly. Under these licensing agreements, we are able to custom craft mailing lists that suit our customer's needs. Customers have the ability to filter their custom list against an array of attributes ranging from gross sales of the company listed, SIC code, whether or not the listing is a publicly traded company, or if the company listed is minority owned. These lists can be generated in various ODBC and text formats. Lists are priced by record and the criteria provided for the query.

BILLING SERVICE AGREEMENTS

In order to bill our Preferred Listing customers through their LECs, we are required to use one or more billing service integrators. These integrators have been approved by various LECs to provide billing, collection, and related services through the LECs. We have entered into customer billing service agreements with Integretel, Inc. ("IGT") and more recently with ACI Communications, Inc. (formally known as OAN Billing, Inc.) for these services. Under these agreements, our service providers bill and collect our charges to Preferred Listing customers through LEC billings. These amounts, net of reserves for bad debt, billing adjustments, telephone company fees and billing company fees, are remitted to us on a monthly basis. Presently, we are primarily billing though these integrators and credit card processing. The Company plans to contract with a third billing service integrator during the upcoming fiscal year to reduce its dependence upon IGT.

REGULATION

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

QUALITY ASSURANCE & INTERNAL SELF-REGULATION

The Company believes that the best customer care can be obtained for its customers through quality assurance initiatives. The Company believes that quality assurance should entail substantial steps to insure customer satisfaction.

Unlike several of our competitors that generally utilize larger marketing staffs than the Company, the Company has found that its direct mail marketing program, which generally utiliizes a $3.50 check, is the most economical way to obtain new customers. (See MARKETING ) This is important to the cost that we charge our customers for the product we deliver. Because we believe that our cost for obtaining new customers is lower than many of our competitors who sell yellow pages with personal visits and other more expensive methodologies, we believe we can offer our product to our customers at a cost that we believe is much lower than our competition. Theoretically, if one compares two different advertising methods, each of which delivers that same amount of viewers or readers then the one that costs less is the better value for the advertiser.

Our customer care and quality assurance begins well before a new customer is obtained. The Company goes to great lengths to insure that its direct mail marketing solicitations are the most effective, yet clear pieces we can create. The Company fully acknowledges that no one can write or prepare a solicitation that 100% of the people receiving it will fully understand. While the law only requires that your solicitation be understood by a majority of reasonable persons, the Company strives to have solicitations that everyone will understand. Before a solicitation is printed for general distribution, it is reviewed by various employees (Team Members) before being sent to the Company's Legal Counsel. Once approved by the Company's Legal Counsel it is sent to attorney Charles M. Stern who is also general counsel to the Yellow Pages Integrated Media Association (YPIMA), YPIMA deals with the Federal Trade Commission and various State and Local Agencies in their fight against "Bogus" Yellow Pages. Next, the potential solicitation is forwarded to our Billing integrators. After their legal review it is forwarded to the legal departments of the Local Exchange Carrier's (local phone companies) for their approval, which insures that it follows all Federal Communication Commission (FCC) guidelines as well.

Being a Yellow Page Publisher, the Company only mails to businesses in the United States, not the general public at large.

Generally, our paying customers contract for their listings with us by depositing a check (i.e. generally a $3.50 check). This is an easy and effective way to be sure that the business you are soliciting is the one that is contracting for the services. The customers bank provides a third-party verification of the potential customer sign-up for our Preferred Listing service. Once we receive the information that the check has been cashed we activate the new customer as a preferred listing on our website. We then attempt to contact that new advertiser via the phone to update their information and obtain the 40 -word description to be used in their Mini-Web Page. This follow-up allows the new customer to inform us about what is important about their business so that people searching our site would be able to find important information about the paying customers business.

While our settlement with the FTC (See "LEGAL PROCEEDINGS") provides that we send a confirmation card, which confirms with the new subscriber that they have indeed signed up for our service within 80 days of the check being cashed, the Company has elected to send the card in about 30 days or less from the date the check is cashed. We believe this process allows the new subscribers to evaluate the value of our offerings while still allowing those customers that are unhappy (for any reason) to cancel for a full refund within the 120 day cancellation period.

For ease of contact and at almost every point of contact with customers and prospective customers, we provide a toll free 800 number for our customers to have their questions answered and to cancel service if they are dissatisfied for any reason. The call center that answers that 800# is staffed Monday through Friday by the Company from 6 am to 5 pm M.S.T. Each Customer can receive a full refund of any monies paid to the Company within the first 120 days of signing up.

The Company has recently formed a Quality Assurance Department to monitor Team Members calls with our customers to further insure customer satisfaction. This new department is in addition to the monitoring done by the Team Members Supervisors. Recently, the Company has also created an outbound calling department ( "customer satisfaction program") whose function is to proactively obtain the 40-word description to be used in the Mini-Webpage(TM). Management expects this initiative will provide more information for potential customers searching our website to help them choose to do business with one of our Preferred Listing advertisers.


                                   COMPETITION

We operate in a highly competitive and rapidly expanding Internet services market, however our primary market sector is business-to-business services instead of a pure technology industry. We compete with online services, website operators, and advertising networks. We also compete with traditional offline media such as television, radio, and traditional yellow page directory publishers, and print share advertising. Our services also compete with numerous directory website production, and Internet information service providers. Our largest competitors are the Local Exchange Carriers (local phone companies" or "LEC's").

The principal competitive factors of these markets include personalization of service, ease and use of directories, quality and responsiveness of search results, availability of quality content, value-added products and services, and access to end-users. We compete with the suppliers of Internet navigational and informational services, high-traffic websites and Internet access providers, and with other media for advertising listings. This competition could result in significantly lower prices for advertising and reductions in advertising revenues. Increased competition could have a material adverse effect on our business.

Many of our competitors have greater capital resources than us. These capital resources could allow our competitors to engage in advertising and other promotional activities that will enhance their brand name recognition at levels we cannot match. The LECs have brand name recognition and access to potential customers since they have existing local access customers.

We believe that since most, if not all, of our debt is paid off , the Company is producing significant cash and our direct mail marketing program is proving to be effective that we can successfully compete in this market. Management believes that it can compete effectively by continuing to provide quality services at competitive prices and by actively developing new products for customers.

Management believes that our outbound calling department's ("customer satisfaction program") whereby we contact our customers to obtain information for their Mini Webpage(TM) and if partnered with other reputable companies, could be an additional source of revenue. Management is looking for products and services to sell as part of our outbound calling efforts

EMPLOYEES

As of January 7, 2002, we employed 23 full time personnel. Our employees are not covered by any collective bargaining agreements, and we believe our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are located in Mesa, Arizona. We lease a 16,772 square foot facility for approximately $120,000 annually on a long-term operating lease through June 2003. We recently negotiated a three year extension of that lease under the same terms and conditions. As part of the consideration related to our license of the Yellow-Page.Net URL, we sublease approximately 8,000 square feet of leased space to Business Executive Services, Inc. ("BESI"), for $1.00 annually. This agreement expires in June 2003. However, BESI has agreed to provide 80% of its space during the period January 2003 to June 2003 at no cost to the Company in exchange for the same 20% to be retained by BESI during the lease extension at no cost to BESI. This will allow the Company to more rapidly expand its outbound calling department ("customer satisfaction program"). See "Certain Relationships and Related Transactions," below.


ITEM 3. LEGAL PROCEEDINGS

We are party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not individually or collectively material to our business or financial condition.

The Federal Trade Commission ("FTC") has aggressively pursued what it perceives as deceptive practices related to direct mailer and other promotions involving the Internet and/or LEC billing type practices. We had been involved in a significant FTC enforcement action regarding these matters. On or about June 26th, 2000 the FTC filed suit, in separate actions, against not less than 10 Internet companies of which the Company was one. Almost immediately the Company reached a preliminary settlement with the FTC (on July 13th, 2000), which essentially allowed the Company to continue "business as before", pending a final resolution. However, the Board of Directors of the Company determined that since the matter in question related to the Company's direct mail solicitations that the Company would voluntarily not mail any solicitations until a final agreement was reached with the FTC.

With no findings of wrongdoing or admissions by us, on July 30, 2001 a Final settlement was reached. The Stipulated Final Judgment and Order for Permanent Injunction and other Equitable Relief (the "Order") was filed with the United States District Court wherein the FTC and the Company agreed to this stipulation, which states a claim upon which relief may be granted against the Company, should it be violated. The Order called for the following minor changes to our business practices; We have been restrained from using the word "rebate" on our solicitations and must state that the mailer is a solicitation of goods and services, We have voluntarily agreed not to use the "walking fingers" logo on our solicitation (unless accompanied by the language "not affiliated with any local or long distance phone company") and further have extended our refund policy to our new customers from 90 days to 120 days.

Once the settlement was reached the Company tested its solicitations using all
                                                                           ---
of the changes required under the agreement and upon determining that they had no material impact upon the results, resumed regular mailings in October 2001. As of this date the Company has complied with all ongoing requirements under the settlement, including the provision that all management personnel read and acknowledge the Final Order to ensure compliance.

Other than this one action, The Company and the United States Federal Trade Commission have had no other issues.


The Company is or was a Plaintiff in various legal actions:

The Company had initiated various legal actions to recover shares of stock that had been issued by former management to various consultants. In all of these cases, management has alleged that this stock was issued to these consultants for the promise of valuable services to be rendered that were never performed. The cases and their current status are summarized below;

-YP.Net v. Elrod Maricopa County Superior Court CV2000-021154 (154,284 shares of common stock) Elrod transferred the shares to a third party. All parties have agreed to enter into a tri-parte agreement whereby the shares will be returned to the Company.

-YP.Net v. Eriksson Maricopa County Superior Court CV2000-021151 (132,500 shares of common stock) Eriksson had transferred all of these shares to third parties. One of those third parties, Tiger Lewis, has returned the shares transferred to them (82,500 shares). McConkie, another third party recipient of 50,000 shares has sued the company so that he can further transfer the shares. A tri-parte agreement has been reached whereby the shares will be returned to the Company upon payment of $6,187.50. That payment and final settlement occurred prior to December 31, 2002.

-YP.Net v. Wolfson Maricopa County Superior Court CV2000-021152 (385,716 shares of common stock) Wolfson had also transferred these shares to an undisclosed third party. In settlement negotiations, Wolfson has agreed to provide the name of the third party and to negotiate the return of the shares to the Company.

-YP.Net v. Anderson Maricopa County Superior Court CV2000-021153 (250,000 shares of common stock) The Company has obtained judgment in its favor rescinding the original contract and all of the shares have been awarded to the Company.

On May 29th, 2002 the Company filed suit against Pamela J. Thompson, former CFO and related parties ("Thompson") in the Superior Court of Arizona alleging, among other things, that Thompson removed Company property without authorization and misappropriated Company funds. On July 10th, 2002, the Court issued a Temporary Restraining Order against Thompson enjoining them from disclosing or disseminating the Company's trade secrets, financial or confidential information and interfering in the Company's contractual obligations or contracts of the Company. Discovery in the case is ongoing.

The Company had made a demand for arbitration against a former billing Company for the return of funds that the Company alleged was wrongfully withheld from payments by them to us. The matter was settled by payment to the Company by the billing company of $200,000

The Company was named as a Defendant in a lawsuit filed by Joseph and Helen Van Sickle on May 24th, 2002 (CV2002-010296) demanding immediate repayment of a promissory note for monies loaned to the Company by The Van Sickles. The Van Sickles claimed the Company owed approximately $500,000, which amount the Company disputed. A settlement was reached and the case was dismissed with payment by the Company of $300,000 on October 17th, 2002.

All other matters have been settled or dismissed and no other matters are pending.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on September 20, 2002, and the following matters where submitted to our shareholders to vote.

1. Resolution for the reelection of directors.

2. Resolution for 2002 Employees', Officers', and Directors' Stock Option Plan.

3. The retention of Epstein, Weber & Conover, P.L.C.as independent public auditor.

4. The transaction of such other business as may properly come before the meeting.

The following individuals were elected to serve on our Board of Directors at our annual meeting of shareholders on September 20, 2002: Angelo Tullo, Gregory B. Crane, Daniel L.Coury Sr., DeVal Johnson, and Peter Bergmann. See "Directors and Executive Officers, Promoters, and Control Persons; Compliance with Section 16(A) of the Exchange Act," below.

The firm of Epstein, Weber & Conover, P.L.C. was elected to serve as our independent auditor for the year ended September 30, 2002.

No other business was brought before the shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

OUR COMMON STOCK

Our common stock is traded in the over-the-counter market under the symbol
"YPNT."

The following table sets forth the quarterly high and low bid prices per share for the common stock by the National Quotation Bureau for the last two Fiscal YearsThe quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.


       FISCAL YEAR  QUARTER ENDED             HIGH    LOW
       -----------  ------------------------  -----  -----
              2001  December 31, 2000         $.22   $.21

                    March 31, 2001            $.45   $.20

                    June 30, 2001             $.23   $.18

                    September 30, 2001        $.17   $.10

              2002  December 31, 2001         $.23   $.06

                    March 31, 2002            $.37   $.12

                    June 30, 2002             $.20   $.05

                    September 30, 2002        $.11   $.05


On January 7 , 2003, there were 525 shareholders of record of our common stock. The transfer agent for our common stock is Continental Stock Transfer and Trust in New York City, New York.

DIVIDEND POLICY

The Company has one class of outstanding Preferred Stock. The Series E preferred shares have a dividend of $0.015 per year, payable quarterly, and a liquidation preference of $0.30 per share. There are 131,840 shares of outstanding Series E preferred stock.

Under Nevada law, dividends on the Company's common stock may only be paid out of net profits. Prior to our acquisition of Telco, no significant revenue had been generated. We have not paid, cash dividends on our common stock. The current policy of the Board of Directors is to retain a substantial portion of earnings to provide funds for operation and expansion of our business. The declaration of dividends is subject to the discretion of the Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategies, among others.

SALES OF UNREGISTERED SECURITIES
During Fiscal 2002, we issued 50,000 shares of our common stock at a value of $0.09 per share to a marketing consultant for services rendered and 50,000 shares to Peter Bergmann for his services as a Director.

Subsequent to September 30,2002, the Company issued the following shares:

     - 4,000,000 shares to Sunbelt Financial Concepts, Inc. ("Sunbelt"), for services provided to the Company. Angelo Tullo, the Company's CEO, is president of Sunbelt;
     - 1,000,000 shares to Advertising Management and Consulting Services, Inc. ("AMCS") for services rendered to the Company. Greg Crane, Company's Vice President of Marketing and a Director, is President of AMCS;
     - 1,000,000 shares to Advanced Internet Marketing, Inc.("AIM") for services rendered to the Company. DeVal Johnson, the Company's Secretary and Director is President of AIM;and
     - 50,000 to David J. Iannini,the Company's CFO, for services rendered as such.

The restricted shares were issued based upon the average bid and ask prices at the time of issuance and were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.


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

OVERVIEW

We provide Internet-based yellow page listing services on our YP.Net website. We acquired Telco Billing, Inc. in June 1999 as a wholly owned subsidiary, and, as a result of this acquisition, changed our primary business focus to become an electronic yellow page directory service. Our website enables users to search for yellow page listings in the United States. We charge our customers for a Preferred Listing of their businesses on searches conducted by consumers on our website.

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

In order to ensure the accuracy and completeness of the Company's financial information in May, 2002, the independent members of the Company's Board of Directors engaged the services of Jerrold Pierce, the former Senior Special Agent of the Criminal Investigations Division of the Internal Revenue Service for seven western states. Mr. Pierce performs unannounced inspections of the Company's financial records at least once every quarter. Mr. Pierce reports his findings directly to the independent members of the Board, and to the Board in its entirety. To date, Mr. Pierce has found no irregularities with current management

RESULTS OF OPERATIONS

Fiscal Year End September 30, 2002 Compared to Fiscal Year End September 30,
2001.

Revenue for the year ended September 30, 2002 ("Fiscal 2002") was $13,232,743 compared to $15,084,917 for the year ended September 30, 2001 ("Fiscal 2001"). The decrease in revenue is principally the result of a change in revenue recognition on direct billings. In Fiscal 2002, revenue on direct billings was recognized only as cash was collected in order to be more conservative. In Fiscal 2001, direct revenue was recognized upon providing the Preferred Listing service and a reserve against such revenues was established in accordance with SAB #101. Management believes that recognizing direct billings as revenue upon cash collection is more conservative than its previous methodology. Comparing Fiscal 2002 to Fiscal 2001 revenues using the current revenue recognition policy, revenue for Fiscal 2002 increased by approximately $1,400,000 compared to Fiscal 2001 or approximately 12 % .

We utilize direct mailings as our primary marketing program and this program generates our principal revenue of the Company. Our subscribing customers increased to 113,565 at September 30, 2002, approximately a 24 % increase for the fiscal year.

Sales and marketing expenses for Fiscal 2002 were $963,868 compared to $688,349 for Fiscal 2001. The increase was principally the result of our re-instituting our marketing efforts in Fiscal 2002The marketing expenses are attributed to our direct response marketing, which is our primary source of attracting new customers. In Fiscal 2001, the Company's management decided to cease all direct mail marketing efforts until we had entered into a final settlement agreement with the FTC. In July 2001 we entered into a settlement agreement and voluntarily complied with the order set forth by the FTC. See our Form 10-QSB for the period ended June 30, 2001.

General and administrative expenses for Fiscal 2002 were $4,754,665 compared to $3,987,040 for Fiscal 2001. The increase was principally the result of increased customer base, added staff, and billing fees in connection with the operations of Telco.

Operating income in Fiscal 2002 was $3,121,526 compared to $2,073,066 in Fiscal 2001 representing an increase of approximately 50%. Income before income taxes was $3,450,489 in Fiscal 2002 and $3,042,728 in Fiscal 2001. Excluding gains on common shares received and retired under legal settlements (recorded as other income), income before income taxes in Fiscal 2002 was $3,182,814 compared to $1,317,698 in Fiscal 2001, an increase of over 140%.

The cost of the Yellow-Page.Net URL was capitalized at its cost of $5,000,000. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $399,833 for the year ended September 30, 2002. Annual amortization expense in future years related to the URL is anticipated to be approximately $200,000-300,000

Interest expense for Fiscal 2002 was $92,341 compared to $571,248 for Fiscal 2001. The decrease in interest expense was a result of decreased debt due to the repayment of approximately $800,000 of debt in Fiscal 2002.

During the year ended September 30, 2002, the Company structured certain transactions related to its merger with Telco that allowed the Company to utilize net operating losses that were previously believed to be unavailable or limited under the change of control rules of Internal Revenue Code 382. The deferred income tax asset of $1,471,000 related to these net operating losses recorded at September 30, 2001, was fully offset by a valuation allowance. That valuation allowance was eliminated and recognized as a benefit in the year ended September 30, 2002. Due to these changes, the Company recognized an income tax benefit of $1,614,716 for the year ended September 30, 2002. At September 30, 2002 the Company has utilized all of its federal and state net operating losses.

 Net profits for Fiscal 2002 were $3,696,463  , or $0.08  per share, compared to
$1,812,281, or $.04   per share for Fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance increased to $767,108 for Fiscal 2002 from $683,847 for Fiscal 2001. We funded working capital requirements primarily from cash generated from operating activities and utilized cash in investing activities and financing activities, primarily through repayments of debt.

Operating Activities. Cash provided by operating activities was $1,158,015 for Fiscal 2002 compared to $3,880,158 for Fiscal 2001. The principal source of our operations revenue is from sales of Internet yellow page advertising.

Investing Activities. Cash used by investing activities was $244,077 for Fiscal 2002 compared to $165,672 for Fiscal 2001. We purchased $77,632 of computer equipment in Fiscal 2002 compared to $28,520 of computer equipment in Fiscal 2001. Increased computer purchases in Fiscal 2002 resulted from growth in the customer base in Fiscal 2002 and in preparation for anticipated future growth in the customer base.

Financing Activities. Cash flows used from financing activities were $830,677 for Fiscal 2002 compared to $3,250,252 for Fiscal 2001. We had cash outflow of approximately $800,000 in Fiscal 2002 relating to the repayment of debt and cash outflow in Fiscal 2001 resulting from the repayment of our credit facility relating to Matthew Markson Ltd. of $3,199,452 . During Fiscal 2002, the Company established a Trade Acceptance Draft program with Actrade Financial Technologies which enables the Company to borrow up to $150,000 .

We incurred debt in the acquisition of the license right to the Yellow-Page.Net URL. A total of $4,000,000 was borrowed, $2,000,000 from Joseph and Helen VanSickle, $1,000,000 from shareholders of the Company and $2,000,000 as a carry-back from Matthew & Markson Ltd. Management which has dedicated payments in the amount of $100,000 per month for the payment of the VanSickle note. This note was paid in full subsequent to year end. Management had also dedicated payments to the Matthew & Markson note in the amount of $100,000 per month, with the provision that no payment be made if we have less than 30 days operating capital reserved, or if we are in an uncured default with any of our lenders. The original note has been paid in full while a balance of $115,866 remains on another note to Matthew & Markson. (see "Certain Relationships"). A total of 4,500,000 shares of our common stock were issued to secure these notes and are held in escrow.

Collections on accounts receivables are received primarily through the billing service integrators under contract to administer this billing and collection process. The billing service providers generally do not remit funds until they are collected. The billing companies maintain holdbacks for refunds and other uncertainties. Generally, cash is collected and remitted to us over a 90 to 120 day period subsequent to the billing dates. In August 2002, the Company enteered into a new agreement with its primary billing service provider, IGT, whereby cash is remitted to us on a sixty day timetable beginning November 2002.

We market our products primarily through the use of direct mailers to businesses throughout the United States. We generally pay for these marketing costs when incurred and amortize the costs of direct-response advertising on a straight-line basis over eighteen months. The amortization lives are based on estimated attrition rates. During Fiscal 2002 we paid $2,258,006 in advertising and marketing compared to $3,781,485 in Fiscal 2001. Management anticipates the outlays for direct-response advertising to remain consistent over the next year.

We do not intend to incur significant capital expenditures in the near future.

FUTURE OUTLOOK

For fiscal year 2003 we expect to continue our customer satisfaction program whereby we contact our existing customers for their many Mini-Webpage(TM) information and to develop and market new products. We also are generating a new revenue source to provide customer service and technical services to related and industry entities. We presently have agreements with Dial-Up Services, Inc. (dba Simple.Net) to provide both customer and technical services. Simple.Net is an Internet service provider ("ISP").

We have offered our customers Internet access services and are currently gaining customers weekly. Our dial-up ISP backbone provider is Simple.Net. Under our current provider's network, over 65 percent of the US's population has the ability to dial to a local point of presence. The remaining population will be allowed access through an 800 number solution. This revenue stream will prove vital in expanding our ability to reach various customer needs.

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

GROSS MARGINS MAY DECLINE OVER TIME: We expect that gross margins may be adversely affected because we have determined that profit margins from the electronic yellow pages offerings that we have profited from in the past have fluctuated. We have experienced a decrease in revenue from the LEC from the effects of the Competitive Local Exchange Carriers (CLEC) that are participating in providing local telephone services to customers. We have begun to address this problem and we are implementing data filters to reduce the effects of the CLEC's. We have also sought other billing methods to reduce the adverse effects of the CLEC billings. These other billing methods may be cheaper or more expensive than our current LEC billing and we have not yet determined if they will be less or more effective. We continue to look for profitable Internet opportunities; however there are no assurances that we will be successful, and presently we have no acquisitions in progress.

DEPENDENCE ON KEY PERSONNEL: Our performance is substantially dependant on the performance of our executive officers and other key employees and our ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of services of any executive officers or key employees could have a material adverse effect on our business, results of operations or financial condition. Competition for talented personnel is intense, and there is no assurance that we will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.

Since our Growth Rate may slow, operating results for a particular quarter are difficult to predict: We expect that in the future, our net sales may grow at a slower rate on a quarter-to-quarter basis than experienced in previous periods. This may be a direct cause of the projected changes to our direct marketing pieces as well as the fact that we have not been performing our direct marketing at this time. See "MARKETING," above. As a consequence, operating results for a particular quarter are extremely difficult to predict. Our ability to meet financial expectations could be hampered if we are unable to correct the billing through the CLEC markets seen in the fourth quarter continue in the future. Additionally, in response to customer demand, we continue to attempt develop new products to reduce our customer attrition rates.

REGULATORY ENVIRONMENT. Existing laws and regulations and any future regulation may have a material adverse effect on our business. These effects could include substantial liability including fines and criminal penalties, preclusion from offering certain products or services and the prevention or limitation of certain marketing practices. As a result of such changes, our ability to increase our business through Internet usage could also be substantially limited.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
YP.NET, INC.



TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT                                                 A-2

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet at September 30, 2002                        A-3

     Consolidated Statements of Operations for the years ended
          September 30, 2002 and September 30, 2001                          A-4

     Consolidated Statements of Stockholders' Equity for the
          years ended September 30, 2002 and September 30, 2001              A-5

     Consolidated Statements of Cash Flows for the
          years ended September 30, 2002 and September 30, 2001              A-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   A-9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Stockholders and Board of Directors of YP.Net, Inc.:

We have audited the accompanying consolidated balance sheet of YP.Net, Inc. as of September 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YP.Net, Inc. as of September 30, 2002, and the consolidated results of its operations and cash flows for each of the two years in the period ended September 30, 2002, in conformity with generally accepted accounting principles.



     /s/  EPSTEIN, WEBER & CONOVER, P.L.C.
          Scottsdale, Arizona
          December 2, 2002

YP.NET, INC.

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
--------------------------------------------------------------------------------------------
ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                                    $   767,108
   Accounts receivable, net                                                       3,561,808
   Prepaid expenses and other current assets                                         64,211
                                                                                ------------
      Total current assets                                                        4,393,127

ACCOUNTS RECEIVABLE - long term portion                                             513,485
CUSTOMER ACQUISITION COSTS, net of accumulated amortization
     of $718,594                                                                  1,418,227

PROPERTY AND EQUIPMENT, net                                                         274,459

DEPOSITS AND OTHER ASSETS                                                           150,725

INTELLECTUAL PROPERTY- URL, net of accumulated
  amortization of $1,481,148                                                      3,578,542

ADVANCES TO AFFILIATES                                                              233,073
                                                                                ------------
    TOTAL ASSETS                                                                $10,561,638
                                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                             $   195,396
   Accrued liabilities                                                              182,797
   Notes payable - current portion                                                  352,362
   Deferred income taxes                                                             87,221
   Income taxes payable                                                             486,243
                                                                                ------------
      Total current liabilities                                                   1,304,019

NOTES PAYABLE - long-term portion                                                   115,866

DEFERRED INCOME TAXES                                                                 5,921
                                                                                ------------
      Total liabilities                                                           1,425,806
                                                                                ------------

STOCKHOLDERS' EQUITY:
   Series E convertible preferred stock, $.001 par value, 200,000 shares
    authorized, 131,840 issued and outstanding, liquidation preference $39,552       11,206
   Common stock, $.001 par value, 50,000,000 shares authorized,
     43,531,840 issued and outstanding                                               43,532
   Paid in capital                                                                4,287,207
   Treasury stock at cost                                                          (171,422)
   Retained earnings                                                              4,965,309
                                                                                ------------
      Total stockholders' equity                                                  9,135,832
                                                                                ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $10,561,638
                                                                                ============

  The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
----------------------------------------------------------------------------


                                                      2002          2001
                                                  ------------  ------------
NET REVENUES                                      $13,232,743   $15,084,917
                                                  ------------  ------------

OPERATING EXPENSES:
  Cost of services                                  3,811,394     7,733,036
  General and administrative expenses               4,754,665     3,987,040
  Sales and marketing expenses                        963,868       688,349
  Depreciation and amortization                       581,290       603,426
                                                  ------------  ------------
     Total operating expenses                      10,111,217    13,011,851
                                                  ------------  ------------

OPERATING INCOME                                    3,121,526     2,073,066
                                                  ------------  ------------

OTHER (INCOME) AND EXPENSES
  Interest expense and other financing costs           92,341       571,248
  Interest income                                     (17,682)       (7,342)
  Other Income                                       (403,622)   (1,533,568)
                                                  ------------  ------------

  Total other expense                                (328,963)     (969,662)
                                                  ------------  ------------

INCOME BEFORE INCOME TAXES                          3,450,489     3,042,728

INCOME TAX  PROVISION (BENEFIT)                      (245,974)    1,230,447
                                                  ------------  ------------

NET INCOME                                        $ 3,696,463   $ 1,812,281
                                                  ============  ============

NET INCOME PER SHARE:
  Basic                                           $      0.08   $      0.04
                                                  ============  ============

  Diluted                                         $      0.08   $      0.04
                                                  ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                            43,745,045    40,623,126
                                                  ============  ============

  Diluted                                          43,745,045    40,623,126
                                                  ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

YP.NET,  INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
----------------------------------------------------------------------------------------------------------------------------

                                             COMMON STOCK       PREFERRED A             TREASURY     PAID-IN      RETAINED
                                           SHARES      AMOUNT     SHARES      AMOUNT     STOCK       CAPITAL      EARNINGS
                                         -----------  --------  -----------  --------  ----------  ------------  -----------
BALANCE OCTOBER 1, 2000                  40,560,464   $40,561    1,500,000   $ 1,500   $ (69,822)  $ 5,769,113   $ (542,941)

  Common stock issued for
    consulting services                     850,000       850                                          147,950

  Common stock received and retired
    under legal settlements              (1,596,784)   (1,597)                                      (1,723,433)

  Common stock issued for extension
    on debt                               4,000,000     4,000                                          356,000

  Cancellation of preferred stock                               (1,500,000)   (1,500)

  Purchase of treasury stock                                                            (101,600)

  Value of commom stock warrants issued                                                                  7,176

  Net income                                                                                                      1,812,281
                                         -----------  --------  -----------  --------  ----------  ------------  -----------
BALANCE
    SEPTEMBER 30, 2001                   43,813,680   $43,814            -   $     -   $(171,422)  $ 4,556,806   $1,269,340
                                         ===========  ========  ===========  ========  ==========  ============  ===========


                                            TOTAL
                                         ------------
BALANCE OCTOBER 1, 2000                  $ 5,198,411

  Common stock issued for
    consulting services                      148,800

  Common stock received and retired
    under legal settlements               (1,725,030)

  Common stock issued for extension
    on debt                                  360,000

  Cancellation of preferred stock             (1,500)

  Purchase of treasury stock                (101,600)

  Value of commom stock warrants issued        7,176

  Net income                               1,812,281

BALANCE
    SEPTEMBER 30, 2001                   $ 5,698,538
                                         ============

                                    (CONTINUED)


    The accompanying notes are an integral part of these consolidated financial statements

YP.NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001     (CONTINUED)
---------------------------------------------------------------------------------------------------------------------------------

                                           COMMON STOCK     PREFERRED E          TREASURY     PAID-IN     RETAINED
                                         SHARES      AMOUNT   SHARES   AMOUNT     STOCK       CAPITAL     EARNINGS       TOTAL
                                       -----------  --------  -------  -------  ----------  -----------  -----------  -----------
BALANCE OCTOBER 1, 2001                43,813,680   $43,814         -  $     -  $(171,422)  $4,556,806   $1,269,340   $5,698,538

   Common stock issued for
     services                             100,000       100                                      8,900                     9,000

   Common stock received and retired
     under legal settlements             (250,000)     (250)                                  (267,425)                 (267,675)

   Series E preferred stock issued
     in exchange for common shares       (131,840)     (132)  131,840   11,206                 (11,074)                        -

   Series E preferred stock dividends                                                                          (494)        (494)

   Net income                                                                                             3,696,463    3,696,463
                                       -----------  --------  -------  -------  ----------  -----------  -----------  -----------
BALANCE
    SEPTEMBER 30, 2002                 43,531,840   $43,532   131,840  $11,206  $(171,422)  $4,287,207   $4,965,309   $9,135,832
                                       ===========  ========  =======  =======  ==========  ===========  ===========  ===========

    The accompanying notes are an integral part of these consolidated financial statements

YP.NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                               2002          2001
                                                                ------------  ------------
  Net income                                                    $ 3,696,463   $ 1,812,281
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                     581,290       603,426
  Issuance of common stock as compensation for services               9,000       148,800
  Penalties related to acquisition debt paid
      by issuance of debt, warrants and stock                             -       917,967
  Non-cash income recognized on return of common stock related
      to legal settlements                                         (267,675)   (1,725,030)
  Deferred income taxes                                             490,101       268,556
  Provision for uncollectible accounts                            1,375,226      (760,859)
  Changes in assets and liabilities:
    Accounts receivable                                          (2,580,410)    1,617,467
    Customer acquisition costs                                   (1,224,983)       37,654
    Prepaid and other current assets                                (44,042)       79,060
    Deposits and other assets                                      (127,438)      (11,500)
    Accounts payable                                               (119,511)      161,089
    Accrued liabilities                                             106,069      (230,644)
    Income taxes payable                                           (736,075)      961,891
                                                                ------------  ------------
          Net cash  provided by operating activities              1,158,015     3,880,158
                                                                ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made to affiliate                                       (116,757)     (137,152)
  Expenditures for intellectual property                            (49,688)            -
  Purchases of  equipment                                           (77,632)      (28,520)
                                                                ------------  ------------
          Net cash used for investing activities                   (244,077)     (165,672)
                                                                ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on borrowings from line of credit                  -    (1,577,547)
  Principal repayments on notes payable                            (830,677)   (1,621,905)
  Purchase of treasury stock                                              -       (50,800)
                                                                ------------  ------------
          Net cash used for financing activities                   (830,677)   (3,250,252)
                                                                ------------  ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                83,261       464,234

CASH AND CASH EQUIVALENTS, beginning of year                        683,847       219,613
                                                                ------------  ------------

CASH AND CASH EQUIVALENTS, end of year                          $   767,108   $   683,847
                                                                ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
-----------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                       2002      2001
                                                      -------  --------

       Interest Paid                                  $99,541  $421,013
                                                      =======  ========

       Income taxes paid                              $   -0-  $    -0-
                                                      =======  ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                         2002      2001
                                                      -------  --------

Common stock issued for services                      $ 9,000  $148,800
                                                      =======  ========

Note payable issued in payment of debt extension fee  $   -0-  $550,791
                                                      =======  ========

Value of common stock issued as payment of debt
     extension fee                                    $   -0-  $360,000
                                                      =======  ========

Common stock exchanged for Series E Convertible
Preferred Stock                                       $11,206  $    -0-
                                                      =======  ========

Liability incurred for purchase of treasury stock     $   -0-  $ 50,800
                                                      =======  ========


    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

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

     Telco was formed in April 1998, to provide advertising and directory listings for businesses on its Internet web site in a "Yellow Page" format.
                                                            -----------
     Telco provides those services to its subscribers for a monthly fee. These services are provided primarily to businesses throughout the United States. Telco became a wholly owned subsidiary of YP.Net, Inc. after the June 16, 1999 acquisition.

     At the time that the transaction was agreed to, the Company had 12,567,770 common shares issued and outstanding. As a result of the merger transaction with Telco, there were 29,567,770 common shares outstanding, and the former Telco stockholders held approximately 57% of the Company's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Telco, under the purchase method of accounting, and was treated as a recapitalization with Telco as the acquirer. Consistent with reverse acquisition accounting: (i) all of Telco's assets, liabilities, and accumulated deficit were reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) were reflected at their net asset value as if issued on June 16, 1999.

     The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and Telco, its wholly owned subsidiary, for the years ended September 30, 2002 and September 30, 2001. Certain reclassifications have been made to the September 30, 2001 balances to conform to the 2002 presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents: This includes all short-term highly liquid
     --------------------------
     investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At September 30, 2002, cash deposits exceeded those insured limits by $563,000.

     Principles of Consolidation: The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its wholly owned subsidiary, Telco Billing, Inc. All significant intercompany accounts and transactions are eliminated.

     Customer Acquisition Costs: These costs represent the direct response
     --------------------------
     marketing costs that are incurred as the primary method by which customers subscribe to the Company's services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eighteen months, the estimated average period of retention for new customers. The Company capitalized costs of $1,941,000 and $575,000 during the years ended September 30, 2002 and 2001 respectively. The Company amortized $719,000 and $613,000, respectively, of these capitalized costs during the years ended September 30, 2002 and 2001.

     The Company also incurs advertising costs that are not considered direct-response advertising. These other advertising costs are expensed when incurred. These advertising expenses were $245,000 and $75,000 for the years ended September 30, 2002 and 2001 respectively.

     Property and Equipment: Property and equipment is stated at cost less
     -----------------------
     accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense was $178,058 and $156,343 for the years ended September 30, 2002 and 2001 respectively.

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

     Revenue for billings to certain customers whom are billed directly by the Company and not through the LEC's, is recognized based on estimated future collections. The Company continuously reviews this estimate for reasonableness based on its collection experience.

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

     Net Income Per Share: Net income per share is calculated using the weighted
     --------------------
     average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128, Earnings Per Share.

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

     Significant estimates made in connection with the accompanying financial statements include the estimate of dilution and fees associated with LEC billings and the estimated reserve for doubtful accounts receivable.

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

     Impairment of Long-lived Assets: The Company assesses long-lived assets for
     -------------------------------
     impairment in accordance with the provisions of SFAS 121,Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.SFAS 121 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. Recoverability of the asset is determined by comparing the forecasted undiscounted cash flows generated by said asset to its carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

     Recently Issued Accounting Pronouncements: In June 2001, the Financial
     -----------------------------------------
     Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The Company will be required to adopt SFAS No. 142 at the beginning of its 2003 fiscal year. The Company is currently reviewing the impact of adoption of SFAS 142, but does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. The Company is currently reviewing the impact of adoption of SFAS 143, but does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company will be required to adopt SFAS No. 144 at the beginning of its 2003 fiscal year. SFAS No. 144 supersedes SFAS 121, but carries over most of its general guidance. The Company is currently reviewing the impact of adoption of SFAS 144, but does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company. However, the provisions of SFAS will be applied to long-lived assets such as the URL.

3.   ACCOUNTS RECEIVABLE

     The Company provides billing information to third party billing companies for the majority of its monthly billings. Billings submitted are "filtered" by these billing companies and the LEC's. Net accepted billings are recognized as revenue and accounts receivable. The billing companies remit payments to the Company on the basis of cash ultimately received from the LEC's by those billing companies. The billing companies and LEC's charge fees for their services which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. These balances have been classified as long-term assets in the accompanying balance sheet.

     The Company experiences significant dilution of its gross billings by the billing companies. The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience. The Company's cash flow may be affected by holdbacks, fees, and other matters which are determined by the LEC's and the billing companies.

     The Company entered into a customer billing service agreement with Integretel, Inc. Integretel provides the majority of the Company's billings, collections, and related services. The net receivable due from Integretel at September 30, 2002 was $3,955,218, including an allowance for doubtful accounts of $1,695,093.

     At September 30, 2002, the Company still had certain amounts due from Enhanced Services Billing, Inc. (ESBI). In prior years, ESBI provided billing and collection services very similar to Integretel, discussed above, but was gradually phased out during the year. The receivable due from ESBI at September 30, 2002 of $154,037 has been fully reserved as collectibility of the remaining amount is doubtful.

     Subscription receivables that are directly billed by the Company are valued and reported at the estimated future collection amount. Determining the expected collections requires an estimation of both uncollectible accounts and returns and allowances. The net subscriptions receivable at September 30, 2002 was $108,659.

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

     The Company made a $3,000,000 cash payment and issued a note payable for $2,000,000 to acquire the licensing rights of the URL. The Company also issued 2,000,000 shares of its common stock to be held as collateral on the note. The note payable was originally due on July 15, 1999. The Company failed to make the $2,000,000 payment when due. The repayment terms were renegotiated to extend the due date to January 15, 2000. The Company was required to pay an extension fee of $200,000 at that time. The Company again renegotiated the repayment terms on April 26, 2000, to a demand note, with monthly installments of $100,000, subject to all operating requirements, which, management believes, have subsequently been met by the Company.

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

     The URL is recorded at its cost net of accumulated amortization. Management believes that the Company's business is dependent on its ability to utilize this URL given the recognition of the Yellow page term. Also, its current
                                           -----------
     customer base relies on the recognition of this term and URL as a basis for maintaining the subscriptions to the Company's service. Management believes that the current revenue and cash flow generated through use of Yellow-page.net supports the carrying of the asset. The Company
     ---------------
     periodically analyzes the carrying value of this asset to determine if impairment has occurred. No such impairments were identified during the year ended September 30, 2002. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $403,232 and $471,667 for the years ended September 30, 2002 and 2001 respectively.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at September 30, 2002:


           Leasehold improvements           $ 332,492
           Furnishings and fixtures           108,629
           Office and computer equipment      256,588
                                            ----------
             Total                            697,709
             Less accumulated depreciation   (423,250)
                                            ----------

               Property and equipment, net  $ 274,459
                                            ==========

     The Company has provided certain office equipment and leasehold improvements to an affiliated entity at no cost to that affiliated entity. This arrangement was made as part of the Company's original default settlement with the prior owners of the URL discussed in Note 4. The Company retains title and control of these assets; however, they are not being used by the Company. The net book value of the office equipment and leasehold improvements being utilized by the affiliated entity was approximately $60,000 at September 30, 2002.

6.   NOTES PAYABLE AND LINE OF CREDIT

     Notes payable at September 30, 2002 are comprised of the following:

          Note payable to stockholders, original balance of
          2,000,000, interest at 10% per annum.  Repayment
          terms require monthly installments of $100,000 plus
          interest.  Due January 11, 2002.  Collateralized by
          2,000,000 shares of the Company's common stock.
          Note was paid off subsequent to September 30, 2002.      $205,362

          Note payable to former Telco stockholders, original
          balance of $550,000, interest at 10.5% per annum.
          Repayment terms require monthly installments of
          principal and interest of $19,045 beginning December
          15, 2002.  Stated maturity September 25, 2004.
          Collateralized by all assets of the Company.              115,866

          Trade acceptance draft, interest at 12.25% per annum,
          due November 4, 2002.  Collateralized by certain trade
          accounts receivable.                                      147,000
                                                                    468,228
                                                                   --------

                   Less current portion                             352,362

             Totals                                                $115,866
                                                                   --------

     Subsequent to year-end, the Company settled the outstanding amount due on the note payable to stockholder resulting in an immaterial gain on extinguishment.

     The note payable to the former Telco stockholders totaled $550,000 at the beginning of the fiscal year. In accordance with instructions that the Company received from said stockholders, the Company has made payments to third parties on behalf of the stockholders and applied those payments as reductions to the note payable. Said stockholders are not a part of management or on the Board of Directors of the Company. Payments on the note were accelerated at the option of the Company. Although the note calls for monthly payments of $19,045, the Company would not be required to make another payment until February 2004 under the original repayment provisions of the note. The full remaining balance of $115,866 is due in the year ended September 30, 2004.

     The trade acceptance draft is effected similarly to factoring accounts receivable. The Company enters into separate financing agreements with the lender for specific accounts receivable.

7.   PROVISION FOR INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     During the year ended September 30, 2002, the Company structured certain transactions related to its merger with Telco that allowed the Company to utilize net operating losses that were previously believed to be unavailable or limited under the change of control rules of Internal Revenue Code 382. The deferred income tax asset of $1,471,000 related to these net operating losses recorded at September 30, 2001, was fully offset by a valuation allowance. That valuation allowance was eliminated and recognized as a benefit in the year ended September 30, 2002. Due to these changes, the Company recognized an income tax benefit of $1,614,716 for the year ended September 30, 2002. At September 30, 2002 the Company has utilized all of its federal and state net operating losses.

     Income taxes for years ended September 30, is summarized as follows:

                                      2002         2001
                                   ----------  ----------

     Current Provision             $ 486,243   $  961,891
     Deferred (Benefit) Provision   (732,217)     268,556
                                   ----------  ----------

     Net income tax provision      $(245,974)  $1,230,447
                                   ==========  ==========

     A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

                                        2002                 2001
                                        ----                 ----
Federal statutory rates             $ 1,173,166     34%  $1,034,527   34%
State income taxes                      241,534      7%     197,777    6%
Utilization of valuation allowance   (1,471,141)  (43)%           -    -
Change in estimate of NOL due to
  structuring changes                  (143,575)   (4)%           -    -
Other                                   (45,958)   (1)%      (1,857)   -
                                    -------------------------------------
Effective rate                      $  (245,974)   (7)%  $1,230,447   40%
                                    =====================================

     At September 30, 2002, deferred income tax assets totaling $593,984 were comprised of $494,252 and $99,733 related to differences in book and tax bases of accounts receivable and intangible assets respectively. During the year ended September 30, 2002 the valuation allowance was reduced by $1,471,000. There was no change in the valuation allowance in the year ended September 30, 2001.

     At September 30, 2002 deferred tax liabilities of $687,127 were comprised of $581,473 and $105,654 related to differences in book and tax bases of customer acquisition costs and property and equipment respectively.


8.   LEASES

     The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2005. Rent expense under these leases was $145,052 and $175,464 for the years ended September 30, 2002 and 2001, respectively.

     Future minimum annual lease payments under operating lease agreements for years ended September 30 are as follows:

             2003                            $138,015
             2004                              42,417
             2005                              28,278
                                             --------

             Total                           $208,710
                                             ========

9.   STOCKHOLDERS' EQUITY

     Common Stock Issued for Services
     --------------------------------

     The Company has historically granted shares of its common stock to officers, directors and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. During the year ended September 30, 2002, the Company issued 100,000 shares of common stock to officers and directors valued at $9,000.

     During the year ended September 30, 2001, the Company issued 850,000 shares of common stock to officers, directors and consultants valued at $148,800

     Common Shares Received and Retired Under Legal Settlements
     ----------------------------------------------------------

     The Company made claims against numerous parties for return of common shares issued to consultants by former management. Some of these claims resulted in litigation. During the years ended September 30, 2002 and 2001, the Company settled with seven of those parties resulting in 250,000 and 1,596,784 shares in 2002 and 2001, respectively, of the Company's common stock being returned and retired. These transactions have been recognized as other income of $267,675 and $1,725,030 in the accompanying statements of operations for the years ended September 30, 2002 and 2001, respectively. The rescission and return of the common stock was recorded at the value of the original transactions that were rescinded, that is, the recorded expense for the original issuance of the shares was, in effect, reversed in the years ended September 30, 2002 and 2001.

     Common Stock Issued for Debt Extension
     --------------------------------------

     The former holder of the Yellow-page.net.  URL made a claim against the
                              ---------------
     Company in the year ended September 30, 2001. The former URL holder claimed that it was owed $1,000,000 that represented a loan extension fee for an extension given in 1999. The Company disputed the claim but ultimately settled with the former URL holder. The settlement agreement required the Company to pay the former URL holder $550,000, 4,000,000 shares of the Company's common stock and warrants for and additional 500,000 shares of the Company's common stock. The Company recorded an expense of approximately $917,000 related to the settlement representing the principal amount of the note payable, $360,000 as the fair value of the 4,000,000 common shares and $7,176 as the fair value of the warrants. The value of the common stock was determined on the basis of the quoted trading price of the shares on the date of the agreement. The fair value of the warrants was determined on the using the Black-Scholes option pricing model.

     Series E Convertible Preferred Stock
     ------------------------------------

     During the year ended September 30, 2002, the Company created a new series of capital stock, the Series E Convertible Preferred Stock. The Company authorized 200,000, $0.001 par value shares. The shares carry a $0.30 per share liquidation preference and accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares shall be entitled, after two years from issuance, to convert them into common shares on a one-to-one basis together with payment of $0.45 per converted share.

     During the year ended September 30, 2002, pursuant to an existing tender offer, holders of 131,840 shares of the Company's common stock exchanged said shares for an equal number of the Series E Convertible Preferred shares, at the then $0.085 market value of the common stock. As of September 30, 2002, the liquidation preference value of the outstanding Series E Convertible Preferred Stock was $39,552, and dividends totaling $494 had been accrued and paid associated with said shares.


     Treasury Stock
     --------------

     During the year ended September 30, 2001, the Company acquired 254,000 shares of its common stock from a single stockholder for $101,600. At September 30, 2002, there were 3,858,500 shares of stock held in treasury.

     Other
     -----

     The Company granted 1,700,000 shares of Series B preferred stock to certain employees during the year ended September 30, 1999. The Series B preferred stock has no stated dividend. The Series B preferred shares were convertible to common stock at the option of the holder. The shares were convertible at varying rates depending upon the trading price of the common stock at the time of conversion. The initial conversion rate was one share of common for each share of preferred. Conversion may not occur until certain "trigger events" occur and all rights with respect to the preferred shares terminate on November 30, 2004. "Trigger events" are defined as trading prices of the Company's common stock reaching or exceeding $5 through $10 per share and net income reaching or exceeding $5,000,000. No value was assigned to the preferred shares in the accompanying balance sheet nor was any compensation expense recognized for the year ended September 30, 2001, because the preferred shares were not exercisable at the time of issuances because of the failure of the Company to meet the "trigger events". Subsequently, management has cancelled the Series B preferred stock and rescinded those issuances and all shares of the Series B preferred stock were returned as of September 30, 2001.


10.  COMMITMENTS AND CONTINGENCIES

     Telco Billing
     -------------

     The acquisition of Telco by the Company called for the issuance of 17,000,000 new shares of stock in exchange of the existing shares of Telco. As part of that agreement, the Company gave the former shareholders the right to "Put" back to the Company certain shares of stock at a minimum stock price of 80% of the current trading price with a minimum strike price of $1.00. The net effect of which was that each of the former Telco shareholders could require the Company to repurchase shares of stock of the Company at a minimum cost of $10,000,000. The agreement required the Company to attain certain market share levels.

     The "Puts" were renegotiated and retired. As part of the renegotiated settlement, the Company provided a credit facility of up to $10,000,000 to each of the former Telco shareholders, collateralized by the stock held by these shareholders, with interest at least 0.25 points higher than the Company's average cost of borrowing. Additional covenants warrant that no more that $1,000,000 can be advanced at any point in time and no advances can be made in excess with out allowing at least 30 days operating cash reserves or if the Company is in an uncured default with any of its lenders. At September 30, 2002, the Company had advanced $233,073 under this agreement.

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

     The Company has also entered into an agreement with ACI Billing Services, Inc. ACI provides billing and collection and related services associated to the telecommunications industry.

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

     United States Federal Trade Commission (FTC)
     --------------------------------------------

     The Company was a subject of an FTC investigation pertaining to claims made of deceptive marketing practices. The Company has reached an agreement with the FTC requiring the Company to make certain changes to mailing and promotional materials and notify certain customers that a refund of past paid service fees is available. The settlement requires the Company to notify approximately 11,000 customers. Each of those customers may receive a refund of up to $12.50. At September 30, 2001, the Company accrued $45,413 which was paid in the year ended September 30, 2002. Management does not believe that there will be any additional material refunds. The Company may also be required to pay certain expenses incurred in the FTC investigation. The Company intends to contest payment of these expenses but believes that if such is a requirement of any final settlement with the FTC, the amount could range from $50,000 to $70,000.

11.  NET INCOME PER SHARE

     Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were $494 and $ 0 preferred stock dividends in the years ended September 30, 2002 and 2001, respectively. Warrants to purchase 500,000 shares of common stock were excluded from the calculation for the year ended September 30, 2002. The exercise price of those warrants was greater than the trading value of the common stock and therefore inclusion of such would be anti-dilutive. Also excluded from the calculation were 131,840 shares of Series E Convertible Preferred Stock issued during the year ended September 30, 2002, which are considered anti-dilutive due to the cash payment required by the holders of the securities at the time of conversion.

     The following presents the computation of basic and diluted loss per share from continuing operations:

                                               2002                            2001
                                            ----------                      ----------
                                                         Per
                                 Income       Shares    Share     Income      Shares    Per share
                               -----------  ----------  ------  ----------  ----------  ----------
Net  Income                    $3,696,463                       $1,812,281
Preferred stock dividends            (494)                               -
                               -----------                      ----------

Income available to common
 Stockholders                  $3,695,969                       $1,812,281
                               ===========                      ==========
BASIC EARNINGS PER SHARE:

Income available to common
stockholders                   $3,695,969   43,745,045  $ 0.08  $1,812,281  40,623,126  $     0.04
                               ===========              ======  ==========              ==========

Effect of dilutive securities      N/A         N/A                 N/A        N/A

DILUTED EARNINGS PER SHARE     $3,695,969   43,745,045  $ 0.08  $1,812,281  40,623,126  $     0.04
                               ===========              ======  ==========              ==========

12.  RELATED PARTY TRANSACTIONS

     During the years ended September 30, 2002 and 2001, the Company entered into the related party transactions with Board members, officers and affiliated entities as described below:

     Directors & Officers
     --------------------

     Board of Director fees for the years ended September 30, 2002 and 2001 were $101,120 and $45,000 respectively. The Company also paid entities owned or controlled by certain board members $147,625 and $147,000 in 2002 and 2001, respectively, for consulting services other than routine Board duties. At September 30, 2002, $40,000 of the 2002 amount was accrued but unpaid. The Company also granted 100,000 shares of common stock to certain directors as part of their Board of Director fees for the year ended September 30, 2002.

     During the year ended September 30, 2002, the Company made loans to its Chief Executive Officer and its Chief Financial Officer. The Board of Directors approved the loans as part of the officers' respective compensation packages. The loans carried an 8% interest rate and were collateralized by shares of Company common stock owned by the officers' valued at the greater of $1.00 per share or the current market price of the shares. The loans to the CEO and CFO totaled approximately $200,000 and $17,000 respectively. At September 30, 2002, the loan to the CEO was repaid and a bonus of a similar amount was paid. In May 2002, the CFO resigned. The Company believes the value of the collateral may not be sufficient to cover the outstanding loan balance. Thus, the Company has fully reserved the balance due on the loan.

     At September 30, 2002, the Company had advanced $15,000 to its CEO related to his fiscal 2003 compensation and recorded a corresponding receivable. This amount will be amortized to compensation expense during the 2003 fiscal year. During the year ended September 30, 2001, the Company paid an entity controlled by its CEO approximately $158,000 for consulting services. During the years ended September 30, 2002 and 2001, the Company paid approximately $70,000 and $67,000, respectively, to an entity owned by its former CFO for other professional services. During the year ended September 30, 2002, the Company paid approximately $27,000 to an entity owned by its former COO for certain consulting services he provided to the Company subsequent to his June 2002 termination of employment.

     Simple.Net, Inc. ("SN")
     -----------------------

     The Company has contracted with Simple.Net, Inc. ("SN"), an internet service provider owned by a director of the Company, to provide internet dial-up and other services to its customers. SN has sold said services to the Company at below market rate prices from time to time. During the years ended September 30, 2002 and 2001, the Company paid SN approximately $55,000 and $68,000, respectively for said services. At September 30, 2002, $40,963 due SN was accrued in accounts payable.

     In addition, SN pays a monthly fee to the Company for technical support and customer service provided to SN's customers by the Company's employees. The Company charges SN for these services according to a per customer pricing formula:

     Customer Service & Management Agreement fees are calculated by number of customer records of SN multiplied by a base cost of $1.02.

     Technical Support fees are calculated by number of customer records of SN multiplied by a base cost of 60 cents.

     For the years ended September 30, 2002 and 2001, the Company recorded revenues of approximately $300,901 and $22,813, respectively, from SN for these services.

     Prior to July 2002, the Company provided accounting functions to SN for a $2,500 monthly fee. This arrangement was canceled in July 2002.

     The principal stockholders of the Company have provided significant financing to SN in the form of interest bearing loans. Said stockholders are not involved in the management of or represented on the boards of the Company or SN.

     Commercial Finance Services d/b/a/ HR Management ("CFS")
     --------------------------------------------------------

     The Company leases its employees from Commercial Finance Services, Inc. d/b/a HR Management (CFS). CFS provides factoring and financing services as well as act as a professional employer organization ("PEO") for small to mid-sized companies. CFS does not provide any services to the Company, other than those of a PEO. The majority of the Company's payroll is paid via CFS. This arrangement allows the Company to offer additional employee benefits by sharing those costs with other clients of CFS. The Company pays CFS a monthly fee of $2,800 for payroll and benefit administration.

     The majority owner of CFS is Central Account Services, Inc.(CAS). CAS is partially owned by the Company's primary legal counsel (3% ownership) and its former CFO (4% ownership). The remaining ownership of CAS is unrelated to the Company. The principal stockholders of the Company have provided significant financing to CFS in the form of an interest bearing loan. Said stockholders are not involved in the management of or represented on the boards of the Company or SN.

     Business Executive Services, Inc.
     --------------------------------

     The Company has contracted with Business Executive Services, Inc. ("BESI"), an entity affiliated through certain common management, for processing of direct mail solicitation, welcome letters, and other customer communications. BESI subleases a portion of the Company's office space.

     The Company pays a base fee of $15,750 per month plus a fee based on a per mail piece price of $0.015 based on the number of mail pieces prepared and sent. The floor amount is adjusted quarterly. During the year ended September 30, 2002, the Company paid $176,149 to BESI related to this agreement.

     A director of the Company is employed by BESI and receives a salary of approximately $2,000 per month from BESI and bonuses in an undetermined amount. BESI has no ownership in the Company. Additionally, an officer of the Company was employed through an employee leasing arrangement with BESI. The Company paid BESI $90,000 under this arrangement.

     Advertising Management & Consulting Services, Inc.
     --------------------------------------------------

     Advertising Management& Consulting Services Inc. ("AMCS"), is a marketing and advertising company experienced in designing Direct Marketing Pieces, insuring compliance with regulatory authorities for those pieces and designing new products that can be mass marketed through the mail. AMCS' president is a director of the Company.

     The Company outsources the design and testing of its many direct mail pieces to AMCS for a monthly fee of $20,000 per month. AMS is also solely responsible for the new products that have been added to the Company's website and is working on new mass-market products to offer the Company's customers.

     Other
     -----

     As part of the Company's original default settlement with the prior owners of the URL discussed in Note 4, the Company has provided certain equipment and improvements to an affiliated entity at no cost to that affiliated entity. The Company retains title and control of these assets. However, the assets are not being utilized by the Company. The net book value of the office equipment and leasehold improvements being utilized by the affiliated entity was approximately $60,000 at September 30, 2002. The Company is also providing office space to this entity for substantially below market rental rates. This entity is affiliated through commonality of certain management members.

     Advances to affiliates are summarized as follows at September 30, 2002:

       Sunbelt Financial    $ 197,640
                            ==========
       The Thompson Group      16,899
       Mathew & Markson       233,073
           Total              447,612
                            ----------
            Less allowance   (214,539)
       Total                $ 233,073
                            ----------

13.  CONCENTRATION OF CREDIT RISK

     The Company maintains cash balances at banks in Arizona. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2002, the Company had bank balances exceeding those insured limits of $580,000.

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by a single third party billing company. The Company is dependent upon this billing company for collection of its accounts receivable.


14.  STOCK BASED COMPENSATION

     From time to time, the Company issues stock options to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for stock options granted to employees. There were no options granted in the years ended September 30, 2002 and 2001 nor was there any additional vesting of options previously granted.

     During the year ended September 30, 2002, the Company's shareholders approved the 2002 Employees, Officers & Directors Stock Option Plan (the 2002 Plan). Under the 2002 Plan, the total number of shares of common stock that may be granted is 3,000,000. The Plan provides that shares granted come from the Corporation's authorized but unissued common stock. The price of the options granted under this plan shall not be less than 100% of the fair market value, or in the case of a grant to a principal shareholder, not less than 110% of the fair market value of such common shares at the date of grant. The options expire 10 years from the date of grant. At September 30, 2002, no stock options had been granted under the 2002 Plan.

     Under the Employee Incentive Stock Option Plan approved by the stockholders in 1998, the total number of shares of common stock that may be granted is 1,500,000. The plan provides that shares granted come from the Corporation's authorized but unissued common stock. The price of the options granted pursuant to this plan shall not be less than 100 percent of the fair market value of the shares on the date of grant. The options expire from five to ten years from date of grant. At September 30, 2002, the Company had granted an aggregate of 1,212,000 options under this plan, all of which had expired as of September 30, 2001.

     In addition to the Employee Incentive Stock Option Plan, the Company will occasionally grant options to consultants and members of the board of directors under specific stock option agreements. There were no such options granted in the years ended September 30, 2002 and 2001.

     At September 30, 2002, there were no options exercisable or outstanding. No options were granted in the years ended September 30, 2002 and 2001.

     The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

                                            2002                  2001
                                            ----                  ----
                                               Weighted              Weighted
                                                Average               Average
                                               Exercise              Exercise
                                                 Price                 Price
                                      -------  ---------  ---------  ---------
Warrants outstanding at beginning of
year                                  500,000  $    2.12   350,000   $    2.00
Granted                                   -0-              500,000   $    2.12
Expired                                   -0-             (350,000)  $    2.00
 Exercised                                -0-                  -0-
                                      ----------------------------------------
   Outstanding at September 30,       500,000  $    2.12   500,000   $    2.12
                                      ========================================

     The warrants granted in the year ended September 30, 2001 were issued in connection with the settlement with the former URL holder (NOTE 4). The exercise prices of the warrants range from $1.00 to $3.00. The fair values of these warrants were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                Dividend yield           None
                Volatility                   0.491
                Risk free interest rate       4.18%
                Expected asset life      2.5 years

     The 500,000 warrants outstanding at September 30, 2002, expire in September 2006.


15.  EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) profit sharing plan for its employees. Employees are eligible to participate in the plan upon reaching age 21 and completion of three months of service. The Company made contributions of $3,400 and $2,300 to the plan for the years ended September 30, 2002 and 2001.


16.  OTHER INCOME

     Other income for the year ended September 30, 2002, includes a gain of $267,000 related to the rescission of a consulting contract that was entered into in a prior year (NOTE 9). Also, included is a gain of $130,000, net of legal costs, resulting from the settlement of a dispute with one of the Company's former billing companies.

                                *  *  *  *  *  *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

On March 14, 2000, we reported that we replaced McGladry and Pullen LLP as our principal certified public accountants. McGladry and Pullen LLP had been engaged as the independent auditors, but had not issued any audited reports.

On March 30, 2000, we appointed King,Weber & Associates, P.C., as our independent auditors to conduct the audit of our September 30, 2000 fiscal year financial statements. On December 31, 2000 King, Weber & Associates, P.C. changed its corporate name to Marshall & Weber, CPA's, PLC and subsequently changed its corporate name to Weber and Company P.C. On September 18, 2001, the Company had appointed Weber & Company P. C. as our independent auditors to conduct the audit of our September 30, 2001 fiscal year financial statements. During Fiscal 2002, Weber & Company P. C. merged with Epstein & Connover P. C. to become Epstein, Weber & Connover P. L. C. On September 20, 2002 we appointed Epstein, Weber & Connover P. L. C. as our independent auditors to conduct the audit of our September 30, 2002 financial statements.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following biographical information is provided for each of the Company's Directors and Executive Officers:

     ANGELO TULLO. Mr. Tullo has served as the Chairman of the Board of YP.Net since February 2000. Mr. Tullo was hired as Chief Executive Officer and President on September 10, 2000. Mr. Tullo is the president of Sunbelt Financial Solutions, Inc., an investment banking and consultant firm in Scottsdale, Arizona. For over twenty years, Mr. Tullo has been active as a business consultant. Mr. Tullo has actively worked with commercial financing and factoring for the past ten years. He has owned and operated factoring companies, leasing companies, consulting companies, wholesale companies, professional employment organizations, insurance agencies, heating and air-conditioning contractors, retail oil companies, real estate companies and restaurants. He is a former member of the CEO Club in New York, and current a member of the Presidential Business Roundtable Committee.

     In February 2000, American Business Funding Corp. filed for protection under Chapter 11 of the Bankruptcy Code in the Federal District Court of Arizona. Mr. Tullo had previously been a director, officer and shareholder of American Business Funding prior to the time of its bankruptcy filing.

     GREGORY B. CRANE. Mr. Crane has been a director of YP.Net since February, 2000 and also served as its Director of Operations from February 2000 to September 2000. From September 1998 to June 1999, Mr. Crane was the General Manager of Telco Billing, Inc. ("Telco"). Mr. Crane owned and operated several businesses, including residential and commercial builders, multi-state mail order, and document-preparation companies, and was also the creator of the Yellow-Page.Net concept. Mr. Crane is a former member of the Young Entrepreneur's Organization ("YEO").

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

     DANIEL L. COURY. Mr. Coury has served as a director of YP.Net since February 2000. For the last twelve years, Mr. Coury's principal business has been Mesa Cold Storage, Inc., which owns and operates the largest cold storage facilities in Arizona. He is also involved in the ownership and operation of various real estate interests and business ventures.

     DEVAL JOHNSON. Mr. Johnson has served as a director since October 1999. Mr. Johnson was the graphics designer and director of Telco Billing from September 1998 until June 1999 when the Company acquired it. Mr. Johnson was responsible for the design of the in-house sales presentation and creation of the corporate logo and image for YP. Net. From 1995 through 1998, Mr. Johnson was a graphics designer for Print Pro, Inc. Mr. Johnson is actively involved with Website promotion, interactive design and Internet advertising. Mr.
Johnson also serves as an officer and board member of Simple.Net a national Internet service provider.

     PETER BERGMANN. Mr. Bergmann has served as a director of the Company since May 2002. Since January 1999, Mr. Bergmann has served as the President of Perfect Timing Media, Inc. ("Perfect Timing"), a television development and production company which he founded. Perfect Timing focuses primarily on family fare programming. From 1994 to1999, Mr. Bergmann was a member of the faculty at Fairleigh Dickinson University where he inaugurated the Electronic Filmmaking and Digital Video Design program which is a distinctive program in video and computer-generated graphics technologies offering students an opportunity to study commerce and art. In 1988, Mr. Bergmann joined Major Arts, Inc., a division of Paramount Communications, Inc., as the head of its television division where he was responsible for developing projects for television production. In 1987, Mr. Bergmann served as the President of Odyssey Entertainment, Inc. where he engineered the purchase of Coast Productions, Inc., which subsequently became Odyssey Filmmakers, Inc. where he served as President. From 1984 through 1987, Mr. Bergmann served as President of The Film Company where he had directorial and production responsibilities for theatrical releases and projects for television. During the 14 years prior to 1984, Mr. Bergmann was employed in various capacities by the American Broadcasting Company. These positions included line producer, division head, assistant to the President, Executive Vice President and Special Assistant to the Chairman of the Board.
Mr. Bergmann received his PhD from New York University.


David J. Iannini. Mr. Iannini has served as the Chief Financial Officer since August 2002. Mr. Iannini was employed by Viad Corp from July 1999 to June 2002. He was Viad Corp Treasurer and Vice President of Corporate Development . Mr. Iannini was an investment banker from August 1986 to July 1999 , primarily with Salomon Brothers, Inc. Mr. Iannini received his Masters in Business Administration, Summa Cum Laude, from the Anderson Graduate School of Management at U.C.L.A. Prior to his graduate studies, he worked with a Big Five accounting firm and is a C.P.A. Mr. Iannini received his Bachelors of Science degree, Magna Cum Laude, in Accounting from Boston College in 1981.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on review of reports under Section 16(a) of the Securities Exchange Act of 1934, as amended, that were filed by executive officers and directors and beneficial owners of 10% or more of our common stock during the fiscal year ended September 2002, to the best of the Company's knowledge, except as follows, all 16(a) filing requirements have been made through the fiscal year ended September 30, 2001, and September 30, 2002. This information is based on a review of Section 16(a) reports furnished to us and other information.

     Name                    # of Reports
     ----                    ------------

Angelo Tullo                 4
Greg Crane                   5
DeVal Johnson                3
Dan Coury                    1
Peter Bergmann               1
David Iannini                1

ITEM 10. EXECUTIVE COMPENSATION

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of YP.Net, their ages and positions are as follows:

NAME                  AGE                             POSITIONS HELD(1)
--------------------  ---  -----------------------------------------------------------------------
Angelo Tullo           47  Chairman of the Board, Director, Chief Executive Officer and President
Gregory B. Crane       38  Vice President and Director
DeVal Johnson          36  Vice President, Secretary and Director
David  J. Iannini,     43  Chief Financial Officer
Daniel L. Coury, Sr.   48  Director
Peter Bergmann         54  Director

(1) All current directors serve until the next annual shareholders meeting or their earlier resignation or removal.


OFFICER COMPENSATION

The following table reflects all forms of compensation for the fiscal years ended September 30, 2002, and September 30, 2001, for the Chief Executive Officer and the other two most highly compensated executive officers of YP.Net, Inc., whose salaries exceed $100,000 annually, for the years stated.

                           SUMMARY COMPENSATION TABLE

            Annual Compensation
                                        FISCAL      OTHER ANNUAL
NAME AND PRINCIPAL POSITION              YEAR    SALARY     COMPENSATION
---------------------------------------  ----  ----------  --------------

Angelo Tullo (1)                         2002  $$ 240,000  $     208,000
Chairman, Chief Executive                2001  $  210,000  $   44,000 (1)
Officer,
President
Pamela J Thompson                        2002  $  140,000  $          (2)
Former Chief Financial Officer           2001  $  125,000  $    4,500 (2)
Former Secretary, Former Treasurer

DeVal Johnson(3)                         2002  $  113,800  $      20,000
Vice President, Secretary and Director

Greg Crane(4)                            2002  $  237,000  $      35,000
Vice President and Director

(1) The amount shown herein as compensation to Mr. Tullo is the total amount paid by the Company to Sunbelt for services provided to the Company by Mr. Tullo and his staff, but may not reflect Mr. Tullo's actual compensation from Sunbelt, which may be greater or less. Mr. Tullo is not directly compensated by the Company. Includes a bonus of 200,000 shares of YP.Net stock valued at $.22 per share.

(2)     $16,898 issued as a Note Receivable, see legal proceedings
(3) The amount shown herein as compensation to Mr. Crane is the total amount paid by the Company to AMCS for services provided to the Company by Mr. Crane and his staff, but may not reflect Mr. Crane's actual compensation from AMCS, which may be greater or less. Mr. Crane is not directly compensated by the Company.
(4) The amount shown herein as compensation is the total amount paid by the Company for the services of AIM including Mr. Johnson and his staff but may not reflect Mr. Johnson's actual Compensation from AIM, which may be greater or less. Mr. Johnson is not compensated directly by the Company.

COMPENSATION PURSUANT TO STOCK OPTIONS

No stock options were granted to executive officers during the fiscal years ended September 30, 2001, and September 30, 2002.

DIRECTOR COMPENSATION

Upon appointment to the Board, Mr. Tullo was awarded 100,000 shares of our common stockAll other directors were awarded 50,000 shares. The shares awarded were earned monthly for director services performed. The 425,000 shares of common stock paid to the directors as compensation for their services were valued at $.22 per share for a total value of $93,500 and the value is considered based upon the average bid and ask price as of date of issuance by the Board of Directors and is in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Additionally, the directors receive $2,000 per meeting or per quarter for their service on the Board and may receive $250 per hour for services related to any Board Committee on which they serve.

1998 Stock Option Plan

In June 1998, our Board of Directors adopted, and our shareholders approved, the 1998 Stock Option Plan (the "Plan"). The purpose of the Plan was to provide incentives to employees, directors and service providers to promote our success. The Plan provides for the grant of both qualified and non-qualified options to purchase up to 1,500,000 shares of our common stock at prices determined by the Board of Directors, but in the case of incentive options, at a price not less than the fair market value of the stock on the date of the grant. The Plan is administered by the Board of Directors or by a committee appointed by the Board. areas of September 30, 2002 there were no options currently outstanding under this Plan which has been replaced by the 2002 Stock Option Plan discussed below.

2002 Stock Option Plan

The 2002 Stock Option Plan was adopted by the Board of Directors on April 10th, 2002, and provided for the issuance of up to 3,000,000 options. The Board of Directors has reserved 3,000,000 shares of Common Stock for issuance under the 2002 Option Plan. The 2002 Stock Option Plan replaces the 1998 Stock Option plan and was approved by the shareholders on September 20th, 2002.

The primary purpose of the 2002 Option Plan is to attract and retain the best available personnel for the Company in order to promote the success of the Company's business and to facilitate the ownership of the Company's stock by employees. The ability of a company to offer a generous stock option program has now become a standard feature in the industry in which the company operates.

All terms of the previous plan remain in force except as modified by the new plan. Some modifications include; options can only be made for a option price that is not less than 110% of the current stock price, and the options are not transferable. (see the Company's form 14-A as filed on August 31, 2002 for more details). As of September 30, 2002, there were no options outstanding under this Plan.

ITEM 11. SECURITY OWNERSHIP OF OWNERS AND MANAGEMENT

The following table sets forth, as of January 7, 2002, the ownership of each person known by us to be the beneficial owner of five percent or more of our common stock, each officer and director individually, and all officers and directors as a group. We have been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.


     NAME AND ADDRESS                      AMOUNT AND NATURE    PERCENT
     OF BENEFICIAL OWNER                     OF OWNERSHIP     OF CLASS(1)
     ------------------------------------  -----------------  -----------

     Angelo Tullo(2)                               4,300,000         8.7%
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     Gregory B. Crane (3)                          1,077,500         2.2%
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     DeVal Johnson  (4)                            1,125,000         2.3%
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     David Iannini                                    50,000           *
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     Daniel L. Coury, Sr.                             50,000           *
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     Peter Bergmann                                   50,000           *
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ 85205

     NAME AND ADDRESS                      AMOUNT AND NATURE    PERCENT
     OF BENEFICIAL OWNER                     OF OWNERSHIP     OF CLASS(1)
     ------------------------------------  -----------------  -----------

     Matthew & Markson Ltd. (5)                   11,566,032        23.4%
     Woods Centre, Frair's Road
     P.O. Box 1407
     St. John's
     Antigua, West Indies

     Morris & Miller Ltd.                         10,350,000        20.1%
     Woods Centre, Frair's Road
     P.O. Box 1407
     St. John's
     Antigua, West Indies

     Sunbelt Financial Concepts, Inc.              4,000,000         8.1%
     7579 East main Street
     #200
     Scottsdale, AZ 85251

     All Directors as a Group (7 persons)          6,652,500        13.4%

* Represents less than one percent (1%) of our issued and outstanding common stock.

(1) Based on shares outstanding as of January 7, 2003. This amount excludes 4,500,000 shares issued and held as collateral for obligations of YP.Net under two promissory notes. Upon timely payment of the notes, the shares will be returned to YP.Net for cancellation.
(2) Of which 4,000,000 shares are owned by Sunbelt Financial Concepts , Inc. ("Sunbelt"). While Mr. Tullo is the President of Sunbelt, he has no ownership interest in Sunbelt, he does, however, share disposative powers over the stock owned by Sunbelt.
(3) Of which 1,000,000 shares are owned by Advertising Management and Consulting Services, Inc.("AMCS"). While Mr. Crane is the President of AMCS, he has no ownership interest in AMCS, although, as President of AMCS, he shares disposative power over the stock owned by AMCS.
(4) Of which 1,000,000 shares owmed by Advanced Internet Marketing, Inc. ("AIM"). Mr Johnson is President of AIM and his minor children are the beneficiaries of the trust which owns AIM.
(5) The number of shares held by Matthew & Markson, Ltd. excludes 2,000,000 shares issued as collateral for a note payable issued by YP.Net. These shares will be returned to YP.Net and cancelled upon timely payment of the note.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of Telco. In June 1999, the Company's predecessor acquired all of the outstanding stock of Telco in exchange for 17,000,000 shares of our common stock. Matthew & Markson, Ltd. and Morrison & Miller, Ltd., as the shareholders of Telco, were issued 7,650,000 and 9,350,000 shares, respectively. As to these shares, the original acquisition agreement provided for certain Put rights that were later terminated. In exchange for cancellation of the Put rights, we agreed to provide each of the former Telco shareholders with a $10,000,000 credit facility. Loans made to these shareholders under this facility are to be secured by a pledge of our stock. Interest for borrowings under this facility is to be at least 0.25% higher than our average borrowing costs. No advances in excess of $1,000,000 may be made at any one time and no advances in excess of $1,000,000 are to be made unless we have available at least 30 days operating capital plus other reserves. No advances are permitted to be made if we are in default with respect to any of our lender obligations.

Gregory B. Crane and DeVal Johnson were employees of and primarily involved in the start-up of Telco. Mr. Crane continues to serve as a liaison for Matthew & Markson, Ltd. and Morrison & Miller, Ltd. and negotiated the acquisition of Telco by the Company's predecessor entity on behalf of the former Telco shareholders.

License of URL. In connection with the acquisition of Telco, the Company's predecessor entity also agreed to pay Matthew & Markson, Ltd. $5,000,000 as a discounted accelerated royalty payment for a 20-year license of the URL Yellow-Page. Net. The royalty was made under the terms of an Exclusive Licensing Agreement dated September 21, 1998, between Telco and Matthew & Markson, Ltd. The payment was originally to be paid in full upon the acquisition of Telco. The Company paid $3,000,000 as a down payment; however, the Company defaulted on payment of the $2,000,000 balance on August 15, 1999. To extend the payment obligations, we agreed to provide, for the benefit of Mathew & Markson, $250,000 in tenant improvements for approximately one-half of our Mesa facility. The premises were leased to Matthew & Markson's designee for $1.00 per year throughout the term of the 5-year lease. The annual fair rental value of the lease premises is $4,500 per monthOn November 15, 1999, we paid an extension fee of $200,000. The $200,000 extension fee was applied against the $5,000,000 accelerated royalty payment and an additional $2,000,000 was paid on the royalty payment in July 1999. Matthew & Markson, Ltd. also agreed to take a $2,000,000 note for the balance due that remains due and outstanding. A $2 million extension fee was also due if exercised.

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

On September 25, 2001, we agreed in settlement of the company's breach and noncompliance with the original acquisition agreement and extension agreements with Telco dated June 16, 1999 ( which settled the $2 million extension fee) to pay Matthew Markson, Ltd., $550,000 and issued 4,000,000 shares of our common stock at $0.09, and the value is considered based upon the average bid and ask price as of September 25, 2001 and is in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

The $550,000 will be paid over a thirty-six month term at a 10.5% annual interest rate. Matthew Markson Ltd. has agreed and waived any future payments for the original default of the and extension fee for the acquisition of Telco. Matthew Markson Ltd will continue its security interest in the company and collateral shares held by Matthew Markson. Ltd. The balance due at year end was $115,866.

SUNBELT FINANCIAL CONCEPTS , INC.

On September 20th, 2002, the Company and Sunbelt Financial Concepts, Inc. ("Sunbelt") entered into an Executive Consulting Agreement, which replaced a prior agreement, dated the previous September. The Sunbelt agreement has a term of 3 years. Angelo Tullo is the President of Sunbelt. The Sunbelt agreement provides that Mr. Tullo, through Sunbelt, will provide the Company with the services of Chief Executive Officer, Chairman and President among other administrative services and personnel. As part of the Sunbelt Agreement, Sunbelt will receive $32,000 per month with a 10% annual increase in each succeeding year, Board of Director fees and fees and reimbursements for certain ancillary items. In addition, the Sunbelt agreement also awarded Sunbelt 4 million shares of the Company's common stock, grossed-up for taxes, subject to achieving certain performance goals for the Company in Fiscal 2003. If such goals are not achieved, then part of the award is forfeited on a pro rata basis. The agreement also awarded a bonus of $208,000 to Sunbelt relating to performance in Fiscal 2002. As part of the agreement, Sunbelt's previous line of credit with the Company was cancelled and a Flex Compensation program was instituted which allows Sunbelt to draw up to $220,000 (increased by 10% on each anniversary date of this Agreement) as additional compensation, subject to sufficient cash on hand at the Company. In addition, the agreement contains a Due on Sale clause whereby if there is a change of control of the Company, as defined, then Sunbelt will receive the greater of 30% of the amounts due under the Agreement or 12 months worth of fees.

A previous separate agreement with Sunbelt, dated January 2002, wherein the Company leases two vehicles for Sunbelt in the Company's name, while Sunbelt pays the leases, remains in effect until the conclusion of the respective leases.

While Mr. Tullo is the President of Sunbelt, he has no ownership interest in Sunbelt. As president of Sunbelt, he does, however, maintain disposative powers over the shares of Company stock issued to Sunbelt.

ADVERTISING MANAGEMENT & CONSULTING SERVICES, INC.

On September 20th, 2002, the Company and Advertising Management & Consulting Services, Inc. ("AMCS") entered into an Executive Consulting Agreement. The AMCS agreement has a term of three years. Mr. Crane is the President of AMCS. The AMCS agreement provides that Mr. Crane, through AMCS will provide the Company with the services of Director and Vice President - Marketing, among other administrative services and personnel. As part of the AMCS agreement, AMCS will receive $32,000 per month with a 10% annual increase in each succeeding year, Board of Director fees and fees and reimbursements for certain ancillary items. In addition, the AMCS agreement also awarded AMCS with 1 million shares of the Company's common stock, grossed-up for taxes, subject to achieving certain performance goals for the Company in Fiscal 2003. If such goals are not achieved, then part of the award is forfeited on a pro rata basis. The Agreement also awarded a bonus of $35,000 to AMCS relating to performance in Fiscal 2002. As part of the agreement with AMCS, a Flex Compensation program was instituted which allows AMCS to draw up to $50,000 (increased by 10% on each anniversary date of this Agreement) as additional compensation, subject to sufficient cash on hand at the Company. In addition, the agreement contains a Due on Sale clause whereby if there is a change of control of the Company, as defined, then AMCS will receive the greater of 30% of the amounts due under the agreement or 12 months worth of fees.

ADVANCED INTERNET MARKETING, INC.

On September 20th, 2002, the Company and Advanced Internet Marketing, Inc. ("AIM") entered into an Executive Consulting Agreement.The AIM agreement has a term of three years. Mr. Johnson is the President of AIM, and AIM is wholly-owned by a trust for the benefit of Mr. Johnson's children. The AIM agreement provides that Mr. Johnson, through AIM, will provide the Company with the services of Director, Corporate Secretary and Vice President - Corporate Image, among other administrative services and personnel. As part of the AIM agreement, AIM will receive $18,000 per month with a 10% annual increase in each succeeding year, Board of Director fees, and fees and reimbursements for certain ancillary items. In addition, the agreement also awarded AIM with 1 million shares of Company common stock, grossed-up for taxes, subject to achieving certain performance goals for the Company in Fiscal 2003. If such goals are not achieved, then part of the award is forfeited on a pro rata basis. The agreement also awarded a bonus of $20,000 to AIM relating to performance in Fiscal 2002. As part of the agreement, a Flex Compensation program was instituted which allows AIM to draw up to $50,000 (increased by 10% on each anniversary date of this Agreement) as additional compensation, subject to sufficient cash on hand at the Company. In addition, the Agreement contains a Due on Sale clause whereby if there is a change of control of the Company, as defined, then AIM will receive the greater of 30% of the amounts due under the Agreement or 12 months worth of fees.

Simple. Net. ("SN")
-------------------

The Company has entered into mutual service agreements with Simple. Net ("SN"), for a term of 1 year, automatically renewable. Mr. DeVal Johnson, a director of YP.Net, Inc., is the beneficial owner of SN. SN is a national internet service provider that has from time to time sold those services to the Company at below market rate prices.

The Company has an agreement with Level 3, an unaffiliated entity, to provide internet services to the Company's customers. On May 1, 2002, the Company assigned its Level 3 contract to SN in exchange for a new contract from SN toprovide dial-up services for the Company's customers at a reduced rate of $2.50 per user, per month. The Company determined that it did not have a sufficient amount of internet service dialup customers to benefit from its Level 3 contract, while SN, as an internet service provider, had a sufficient number of customers to support the base payment structure agreed to in the Level 3 contract. As a result, during this period the Company paid $58,958 to SN instead of the $153,176 that would have been paid to Level 3 pursuant to the Level 3 agreement. If the Company's internet dial-up customers increases by a sufficient number, the Level 3 contract would be less expensive for us than our agreement with SN. Furthermore, the Level 3 contract is not assignable without the consent of Level 3, which the Company has not yet obtained. Consequently, the Company is still liable to Level 3 under the terms of the contract. SN has
agreed to assume and perform the terms of the Level 3 contract.    The
assignment of the Level 3 contract to SN resulted in savings to the Company of approximately $94,218. In addition, SN has contracts with other National providers such as Broadwing Communications and through the Company's contract with SN the Company has obtained access numbers under those contracts as well for the benefit of the Company's customers.

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

     Until July 1, 2002, the Company's staff performed the accounting functions for SN since SN utilizes a compatible accounting and billing process. SN paid us $2,500 a month for these accounting services. As of July 1, 2002, the Company no longer provides accounting services to SN as this arrangement has been canceled.

     Both Matthew & Markson and Morris & Miller ( The Company's two largest shareholders) have provided the primary financing for SN. Neither Matthew & Markson, nor Morris & Miller is a part of management or on the Board of Directors of the Company or SN.

Matthew Markson, Ltd.
---------------------

The Company has a note payable to Mathew Markson, Ltd. ("M&M"), which at the beginning of the fiscal year had a principal balance of $550,000. The outstanding balance on this note as of September 30, 2002, was $155,866 . In accordance with instructions that the Company has received from M&M, the Company has made payments to third parties on behalf of M&M, and applied those payments as reductions to this note, thereby reducing the outstanding balance on our books and records.

Matthew & Markson, Ltd. and Morris & Miller, Ltd. Advance Agreement.

The Company has made advances to Matthew & Markson, Ltd. and Morris & Miller, Ltd. (M&M) that are also collateralized by the Company's common stock owned by M&M. This loan agreement resulted from a settlement reached in September 2000 with M&M whereby the "put" agreements originated as part of the purchase of Telco billing was terminated. The "put" agreement would have allowed M&M to "put" back to the Company up to 10 million shares of common stock each at a price of $1.00 per share. Management negotiated a loan agreement with M&M in exchange for the termination of "put" agreement rights whereby M&M can each borrow up to $10 million dollars from the Company collateralized by M&M's YP.Net stock valued at a floor of $1.00 per share or 80% of the last trade of the stockprior to the advance request, whichever is greater. The interest rate charged on these advances is either an 8% annual rate or % higher than the Company's average borrowing cost from an institutional lender, whichever is greater. Currently M&M is charged an interest rate of 8% calculated as an annual rate as the Company has paid off its institutional lender. There are restrictions in the loan agreement that allow management to reject an advance request by M&M if the Company has insufficient cash, cash reserves and anticipated cash receipts and or borrowing availability to cover operating expenses over the next 30-day period. M& M is a 27% shareholder of the Company.

     The following schedule sets forth the balances of the Company's advances made on behalf of Matthew & Markson, Ltd. and Morris & Miller, Ltd. as part of this agreement as of September 30, 2002:

              Morris & Miller, Ltd.                $      0
              Matthew & Markson                     233,073
              Total Advances to the M&M's          $233,073


Matthew & Markson, Ltd. and Morris and Miller, Ltd. are the Company's two largest shareholders although neither is part of management or on the Board of Directors of the Company.

Business Executive Services, Inc.
---------------------------------

Greg Crane, an officer and Director of the Company was formerly an employee of Business Executive Services, Inc. ("BESI"). Mr. Crane is no longer affiliated with BESI. BESI, as the nominal rent sub-lessee, leases portions of the Company's Mesa facility to other businesses associated with other third parties. BESI obtained the sublease by purchasing it from Matthew & Markson, Ltd. who had obtained the lease from the Company by way of payment for an extension fee on funds due Matthew & Markson by the Company. The sublease required M&M or BESI to pay the Company $1.00 per year for the space that was not needed by the Company. The master lease and thus the sublease was to expire in June 2003.

In January 2003 the Company had expanded and was in immediate need of more space to house its operations. By triparte agreement between the Company, the landlord and BESI it was agreed that; 1) the Landlord would extend the lease for 3 additional years until June 2006 at the current rate, 2) BESI would provide 80% of its space to the Company at no charge to the Company until the conclusion of the current lease term and 3) in return would rent back to BESI 20% of the space for the new three year term at no cost to BESI.

In addition pursuant to an agreement the Company has with BESI, BESI processes all of the direct mail solicitation pieces, welcome letters and other communications with customers and prospective customers.

We pay a base fee of $10,000 per month and then a monthly fee to BESI based on a price of .015 cents per mail piece, based on the number of mail pieces prepared and sent, and not less than a floor of $15,000 per month. The floor amount is reviewed for possible adjustment quarterly. In addition, BESI is to receive 25% of any documented savings it obtains for the Company on the Company's mailings.


Related Party Transaction Policy. The Company's general policy requires adherence to Nevada corporate law regarding transactions between the Company and a director, officer or affiliate of the corporation. Transactions in which such persons have a financial interest are not void or voidable if the interest is disclosed and approved by disinterested directors or shareholders or if the transaction is otherwise fair to the corporation. It is our policy that transactions with related parties are conducted on terms no less favorable to us than if they were conducted with unaffiliated third parties. During fiscal year ended September 30, 2001, through September 31, 2002, there have been no related party transactions, except those noted herein, and quarterly 10Q filings and 10K filings for the periods indicated.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
                   NONE

           99.1    Certifications

1    Incorporated by reference from Form 10-QSB as filed May 6, 1998.
2    Incorporated by reference from Form S-8 as filed July 10, 1998.
3    Incorporated by reference from Form 10-QSB for the quarter ended June 30,
     2000.
4 Incorporated by reference from Form 10-KSB for the fiscal year ended September 30, 2000.
5 Incorporated by reference from Form 10-QSB for the quarter ended December 31, 2000
6    Incorporated by reference from Form 10-QSB for the quarter ended March 31,
     2001

7    Incorporated by reference from Form 10-QSB for the quarter ended June 30,
     2001
8 Incorporated by reference from Form 10-KSB for the fiscal year ended September 30, 2001
9 Incorporated by reference from Form 10-QSB for the quarter ended December 31, 2001
10   Incorporated by reference from Form 10-QSB for the quarter ended March 31,
     2002
11   Incorporated by reference from Form 10-QSB for the quarter ended June 30,
     2002
12   Incorporated by reference from Form 14C as filed on January 2, 2002
13   Incorporated by reference from Form SC TO as filed on January 30, 2002
14   Incorporated by reference from Form SC TO as amended and filed on March 7,
     2002
15   Incorporated by reference from Form SC TO as amended and filed on April 3,
     2002
16 Incorporated by reference from Form SC TO as amended and filed on April 18, 2002
17   Incorporated by reference from Form Def 14-A as filed August 30, 2002
18 Incorporated by reference from Three Reports on Form 8-K were filed in their Fiscal Year ended September 30, 2002:


REPORTS ON FORM 8-K

a Form 8-K was filed on May 17, 2002 which disclosed that Harold Roberts had resigned from the Board of Directors and that Peter Bergmann had joined the Board of Directors.

-A Form 8-K was filed on August 14, 2002 wherein Angelo Tullo, the Chairman, CEO and President of the Company certified the Company's financial records pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-A Form 8-K was filed on September 3, 2002 which disclosed the appointment of David J. Iannini as Chief Financial Officer.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  YP.NET, INC.



Dated: January 13, 2003           By  /s/  Angelo Tullo
                                     --------------------------------------
                                       Angelo Tullo, Chairman of the Board
                                       (Principal Executive Officer)

Dated:  January 13, 2003              /s/  David Iannini
                                     --------------------------------------
                                       Chief Financial Officer
                                       (Principal Accounting Officer)





                               BOARD OF DIRECTORS



Dated: January 13, 2003           By  /s/  Angelo Tullo
                                     --------------------------------------
                                       Angelo Tullo

Dated: January 13, 2003           By  /s/  Gregory B. Crane
                                     --------------------------------------
                                        Gregory B. Crane


Dated: January 13, 2003           By  /s/  Daniel L. Coury, Sr.
                                     --------------------------------------
                                        Daniel L. Coury, Sr.


Dated: January 13, 2003           By  /s/  Peter Bergmann
                                     --------------------------------------
                                        Peter Bergmann


Dated: January 13, 2003           By  /s/  DeVal Johnson
                                     --------------------------------------
                                        DeVal Johnson

                                 CERTIFICATIONS

I, Angelo Tullo, Chairman of YP.Net, Inc., certify that:

1.   I have reviewed this annual report an Form 10-KSB of YP.Net, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as pf the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 13, 2003               /s/ Angelo Tullo
                                      Angelo Tullo
                                      Chairman

                                 CERTIFICATIONS

I, David Iannini, Chief Financial Officer of YP.Net, Inc., certify that:

2.   I have reviewed this annual report an Form 10-KSB of YP.Net, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

7. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as pf the Evaluation Date;

8. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

9. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 13, 2003               /s/ David Iannini
                                      David Ianninil,
                                      Chief  Financial  Officer