Form 10QSB
period 2002-12-31
YP NET INC
filed 2003-02-13
CIK 1045742

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

          For the quarterly period ended December 31, 2002

          [ ] Transition Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act

          For the transition period from               to
                                         -------------     -------------

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

Yes   X       No
    -----        -----

          The number of shares of the issuer's common equity outstanding as of February 6, 2003 was 48,916,840 shares of common stock, par value $.001.

           Transitional Small Business Disclosure Format (check one):

Yes           No   X
    -----        -----

================================================================================

                                  YP.NET, INC.
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED DECEMBER  31, 2002

                                TABLE OF CONTENTS

                                     PART I

FINANCIAL INFORMATION                                                       PAGE

Item 1.   Financial  Statements

               Consolidated Balance Sheet
                    as of December 31, 2002 . . . . . . . . . . . . . . . .    3
               Consolidated Statements of Operations
                    for the Three-Month Periods
                    Ended December 31 , 2002 and December 31, 2001. . . . .    4
               Consolidated Statements of Cash Flows
                    for the Three-Month Periods Ended December 31, 2002
                    and December 31, 2001 . . . . . . . . . . . . . . . . .    5
               Notes to the Consolidated Financial Statements . . . . . . . 7-13

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . . .14-19

Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . . . . . .   20

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   20
Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . .   20
Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .   20


                                   SIGNATURES


CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER  31, 2002

ASSETS:
CURRENT ASSETS
   Cash and equivalents                                                               $   889,532
   Accounts receivable, net of allowance for doubtful accounts of $2,160,694            4,529,946
   Prepaid expenses and other current assets                                               99,822
                                                                                      ------------
      Total current assets                                                              5,519,300

ACCOUNTS RECEIVABLE, long term portion, net of allowance
      for doubtful accounts of $213,701                                                   488,853
CUSTOMER ACQUISITION COSTS, net of accumulated amortization of $483,054                 1,918,983
PROPERTY AND EQUIPMENT, net                                                               392,477
DEPOSITS AND OTHER ASSETS                                                                  88,631
INTELLECTUAL PROPERTY- URL, net of accumulated amortization of $1,481,148               3,492,271
ADVANCES TO AFFILIATES                                                                    342,720
                                                                                      ------------
     TOTAL ASSETS                                                                     $12,243,235
                                                                                      ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                                   $   171,412
   Accrued liabilities                                                                     81,976
   Deferred income taxes                                                                  127,527
   Income taxes payable                                                                 1,173,587
                                                                                      ------------
      Total current liabilities                                                         1,554,502

NOTES PAYABLE - long term portion                                                         115,868

DEFERRED INCOME TAXES                                                                       6,866
                                                                                      ------------
      Total liabilities                                                                 1,677,236
                                                                                      ------------
STOCKHOLDERS' EQUITY:
   Series E convertible preferred stock, $.001 par value, 200,000 shares authorized,
        131,840 issued and outstanding, liquidation preference $39,552                     11,206
   Common stock, $.001 par value, 50,000,000 shares authorized,
        49,499,340 issued and outstanding                                                  49,582
   Paid in capital                                                                      4,734,907
   Treasury stock at cost                                                                (287,401)
   Retained earnings                                                                    6,057,705
                                                                                      ------------
      Total stockholders' equity                                                       10,565,999
                                                                                      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $12,243,235
                                                                                      ============


       See the accompanying notes to these unaudited financial statements

                                  YP.NET, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001


NET REVENUES                                  $ 5,741,455   $ 2,992,993
                                              ------------  ------------

OPERATING EXPENSES:
   Cost of services                             1,822,150     1,184,277
   General and administrative expenses          1,376,078       865,801
   Sales and marketing expenses                   632,435        43,879
   Depreciation and amortization                  138,932       148,379
                                              ------------  ------------
      Total operating expenses                  3,969,595     2,242,336
                                              ------------  ------------

OPERATING INCOME                                1,771,860       750,657
                                              ------------  ------------

OTHER (INCOME) AND EXPENSES
   Interest (income) expense                         (720)       28,414
   Other (income) expense                         (48,906)       (4,291)
                                              ------------  ------------

      Total other (income)expense                 (49,626)       24,123
                                              ------------  ------------

INCOME BEFORE INCOME TAXES                      1,821,486       726,534

INCOME TAX  PROVISION (BENEFIT)                   728,594       420,185
                                              ------------  ------------

NET INCOME                                    $ 1,092,892   $   306,349
                                              ============  ============

NET INCOME PER SHARE:
  Basic                                       $      0.02   $      0.01
                                              ============  ============

  Diluted                                     $      0.02   $      0.01
                                              ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                        46,515,590    43,813,680
                                              ============  ============

  Diluted                                      46,515,590    43,813,680
                                              ============  ============

                                  YP.NET, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE -MONTH PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001


                                                                THREE MONTHS           THREE MONTHS
                                                             ENDED DECEMBER 31,     ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                               2002                   2001
                                                            ---------------------  ---------------------
  Net income                                                $          1,092,892   $            306,349
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                          138,933                148,379
  Income recognized on forgiveness of debt                               (45,362)                     -
  Deferred income taxes                                                   41,251                      -
  Officers & consultants paid common stock                               453,750                      -
  Common stock surrendered                                              (115,979)                     -
  Changes in assets and liabilities:
    Trade and other accounts receivable                                 (953,153)               (47,694)
    Customer acquisition costs                                          (500,756)              (190,750)
    Prepaid and other current assets                                     (35,611)              (126,107)
    Other assets                                                          62,094                (60,765)
    Accounts payable                                                     (23,982)                34,982
    Accrued liabilities                                                 (101,317)               (32,480)
    Income taxes payable                                                 687,344                420,185
    Deferred revenue                                                           -
                                                            ---------------------  ---------------------
          Net cash  provided by operating activities                     700,104                452,099
                                                            ---------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made to affiliates and related parties                       (100,000)                     -
  Purchases of  intellectual property                                     (6,761)                     -
  Purchases of  equipment                                               (163,919)               (29,800)
                                                            ---------------------  ---------------------
          Net cash (used in)  investing activities                      (270,680)               (29,800)
                                                            ---------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                     147,000                      -
  Purchase of Treasury Stock                                                   -                (13,480)
  Principal repayments on notes payable                                 (454,000)              (758,301)
                                                            ---------------------  ---------------------
          Net cash (used)/provided by financing activities              (307,000)              (771,781)
                                                            ---------------------  ---------------------

INCREASE (DECREASE) IN CASH                                              122,424               (349,482)

CASH, BEGINNING OF PERIOD                                                767,108                683,847
                                                            ---------------------  ---------------------

CASH, END OF PERIOD                                         $            889,532   $            334,365
                                                            =====================  =====================

                                  YP.NET, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001, continued

SUPPLEMENTAL CASH FLOW INFORMATION:

                                Three month         Three month
                                period ended        period ended
                             December 31, 2002   December 31, 2001
                             ------------------  ------------------
Interest Paid                $            6,000  $           28,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE-MONTH PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

1.   Basis of Presentation

The accompanying unaudited financial statements represent the consolidated financial position of YP.Net, Inc. ("the Company" or "YP.Net") for the three month periods ended December 31, 2002, and December 31, 2001, which includes results of operations of the Company and Telco Billing, Inc. ("Telco"), its wholly owned subsidiary, and statement of cash flows for the three periods ended December 31, 2002 and December 31, 2001. These statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made.

2.   Company Organization and Operations

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

As our primary source of revenue, we offer "preferred" listings to businesses for a monthly fee. The "preferred" listing provides a business with a priority placement listing over non-paying listings and is displayed in a bigger and bolder font at the beginning of, or in the first section of the user's search results, thus featuring our paying customers more prominently to user's of our website. In addition, our paying customers get a Mini-Webpage(TM) which includes a 40-word description of their business, their hours of operation and other useful information, a direct link to the paying customers website, (if they have one and it is provided by the advertiser), map, driving directions to the paying customers location and more. We market for advertisers of our "preferred" listing service under the name "Yellow-Page.Net, exclusively to businesses through a direct mail solicitation program. The solicitation includes a promotional incentive (i.e. generally a $3.50 check) which, if cashed by the business, automatically signs the business up for the Preferred Listing service for an initial twelve month period with automatic renewals thereafter. This easy subscription process provides a written confirmation (i.e. the check) of the subscription by the newly subscribing business, which is verified by an independent third party (i.e. the paying customers depositing bank). To additionally insure the intention of sign-up, the Company then mails a written confirmation card to the newly subscribing business generally within 30 days from activation. The Company also provides a 120-day cancellation period whereby the subscribing business may cancel and receive a full refund of any amounts paid to the Company.

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


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents: This includes all short-term highly liquid
     -------------------------
     investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At December 31, 2002, cash deposits exceeded those insured limits by $650,268.

     Principles of Consolidation: The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its wholly owned subsidiary, Telco Billing, Inc. All significant intercompany accounts and transactions are eliminated.

     Customer Acquisition Costs: These costs represent the direct response
     --------------------------
     marketing costs that are incurred as the primary method by which customers subscribe to the Company's services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eighteen months, the estimated average period of retention for new customers. The Company capitalized costs of $983,000 and $219,000 during the three months ended December 31, 2002 and 2001 respectively. The Company amortized $483,000 and $59,000 , respectively, of total capitalized costs during the three months ended December 31, 2002 and 2001.

     The Company also incurs sales and marketing costs that are not considered direct-response advertising. These other costs are expensed when incurred. These sales and marketing expenses were $149,381 and $37,612 for the three months ended December 31, 2002 and 2001 respectively.

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

     Use of Estimates: The preparation of financial statements in conformity
     -----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

4.   ACCOUNTS RECEIVABLE

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

5.   INTELLECTUAL PROPERTY

     The URL is recorded at its cost net of accumulated amortization. Management believes that the Company's business is dependent on its ability to utilize this URL given the recognition of the Yellow page term. Also, its current
                                           -----------
     customer base relies on the recognition of this term and URL as a basis for maintaining the subscriptions to the Company's service. Management believes that the current revenue and cash flow generated through use of Yellow-page.net supports the carrying of the asset. The Company
     ---------------
     periodically analyzes the carrying value of this asset to determine if impairment has occurred. No such impairments were identified during the year ended September 30, 2002 or the three months ended December 31, 2002. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $93,031 and $107,500 for the three months ended December 31, 2002 and 2001 respectively.

6.   PROVISION FOR INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     During the year ended September 30, 2002, the Company structured certain transactions related to its merger with Telco that allowed the Company to utilize net operating losses that were previously believed to be unavailable or limited under the change of control rules of Internal Revenue Code 382. The deferred income tax asset of $1,471,000 related to these net-operating losses recorded at September 30, 2001, was fully offset by a valuation allowance. That valuation allowance was eliminated and recognized as a benefit in the year ended September 30, 2002. Due to these changes, the Company recognized an income tax benefit of $1,614,716 for the year ended September 30, 2002. At September 30, 2002 the Company has utilized all of its federal and state net operating losses.

     Income taxes for three months ended December 31, is summarized as follows:

                                               2002           2001
                                               ----           ----

     Current Provision                      $  687,344    $  291,738
     Deferred (Benefit) Provision               41,250       128,447
                                            ------------------------
     Net income tax provision               $  728,594    $  420,185
                                            ========================


     At December 31, 2002, deferred income tax assets related to differences in book and tax bases of accounts receivable, direct marketing costs and intangible assets.

     At December 31, 2002 deferred tax liabilities were comprised of differences in book and tax bases of customer acquisition costs and property and equipment respectively.


7.   STOCKHOLDERS' EQUITY

     Series E Convertible Preferred Stock
     ------------------------------------

               During the year ended September 30, 2002, the Company created a new series of equity, the Series E Convertible Preferred Stock. The Company authorized 200,000, $0.001 par value shares. The shares carry a $0.30 per share liquidation preference and accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares shall be entitled, after two years from issuance, to convert them into common shares on a one-to-one basis together with payment of $0.45 per converted share.

               During the year ended September 30, 2002, pursuant to an existing tender offer, holders of 131,840 shares of the Company's common stock exchanged said shares for an equal number of the Series E Convertible Preferred shares, at the then $0.085 market value of the common stock. As of December 31, 2002, the liquidation preference value of the outstanding Series E Convertible Preferred Stock was $39,552, and dividends totaling $395 had been accrued associated with said shares.

Common Shares Received and Retired Under Legal Settlements-Treasury Stock
-------------------------------------------------------------------------

          During the three months ended December 31, 2002, the Company acquired 82,500 shares of its common stock in connection with a settlement with a former consultant to the Company. The shares were issued as consideration under the consulting agreement. The return of the shares was recorded as a gain in the three-month period ended December 31, 2002. The gain was determined at the value at which the shares were originally issued of $115,979. At December 31, 2002, there were 3,941,000 shares of stock held in treasury.

During January 2003, the Company acquired 582,500 shares of its common stock in connection with a settlement with two former consultants to the Company. The shares were issued as consideration under the consulting agreements. In consideration for the settlement agreements, the Company paid the former associates an aggregate of $135,000 and the parties granted mutual releases.


8.   NET INCOME PER SHARE

          Net income per share is calculated using the weighted average number of shares of common stock outstanding during the three months ended December 31, 2002 and 2001, respectively. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were $395 and $-0- preferred stock dividends in the three months ended December 31, 2002 and 2001, respectively. Warrants to purchase 500,000 shares of common stock were excluded from the calculation for the three months ended December 31, 2002. The exercise price of those warrants was greater than the trading value of the common stock and therefore inclusion of such would be anti-dilutive. Also excluded from the calculation were 131,840 shares of Series E Convertible Preferred Stock issued during the year ended September 30, 2002, which are considered anti-dilutive due to the cash payment required by the holders of the securities at the time of conversion. Neither the preferred stock or the warrants were outstanding during the three month period ended December 31, 2001.

The following presents the computation of basic and diluted loss per share from continuing operations for the three months ended December 31:

                                               2002                          2001
                                            ----------                    ---------
                                                         Per                           Per
                                 Income       Shares    Share    Income     Shares    share
                               -----------  ----------  ------  --------  ----------  ------
Net  Income                    $1,092,892                       $306,349
Preferred stock dividends            (395)                           -0-
                               -----------                      --------
Income available to common
 Stockholders                  $1,092,497                       $306,349
                               ===========                      ========
BASIC EARNINGS PER SHARE:

Income available to common
stockholders                   $1,092,497   46,515,590  $ 0.02  $306,349  43,813,680  $ 0.01
                               ===========              ======  ========              ======
Effect of dilutive securities

DILUTED EARNINGS PER SHARE     $1,092,497   46,515,590  $ 0.02  $306,349  43,816,680  $ 0.01
                               ===========              ======  ========              ======


9.   RELATED PARTY TRANSACTIONS

     During the three months ended December 31, 2002, the Company conducted transactions with entities affiliated with the Company because of commonality in members in management or direct or indirect control of the affiliate by a member or members of the Company's management. The following summarizes those transactions:

            Entity                                   Amount
      ------------                                  --------

      Dial-Up Services, Inc. DBA Simple.Net ("SN")  $ 56,102
      Advertising Management Specialists, Inc.        96,398
      Advanced Internet Marketing, Inc.               90,431
      DLC Consulting                                  30,000
      Sunbelt Financial Concepts, Inc.               164,250
                                                    --------
                                                    $437,181
                                                    ========

     The above amounts represent payments made to these entities during the period.

     In addition to these transactions the Company advanced an additional $100,000 to an entity that is a significant shareholder of the Company. The total balance due from this entity was $300,000 at December 31, 2002. See Liquidity and Capital Resources.

     All of the amounts explained above, except for Simple.Net, Inc., represent compensation to certain officers and directors of the Company and their related staff in exchange for the services they provide to the Company. These officers and directors are compensated by the Company only through these entities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for certain historical information contained herein, this Quarterly Report contains forward-looking statements that involve risks, assumptions and uncertainties, which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, or objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Certain Risk
                                                             ------------
Factors".  We do not assume, and specifically disclaim, any obligation to update
--------
any forward-looking statement contained in this Quarterly Report.


YP.Net, Inc., a Nevada corporation (the "Company," "we," "us," or "our"), is in the business of providing Internet-based yellow page advertising space on or through www.Yellow-Page.Net and www.YP.Net .

The Company's "yellow page" database lists approximately 18 million businesses throughout the United States. Our website enables internet users to search through these "yellow page" listings and is used by businesses and consumers attempting to locate a business and/or service provider in response to a user's specific search criteria. Through our own marketing of the website, as well as through cross marketing and cross placement agreement(s) with other websites, management estimates that an average of over 51 million page views are achieved on its websites each month for the benefit of our Preferred listing advertisers ("paying customers"). YP.Net has recently been ranked in the top 12% of all sites visited on the Internet according to TrafficRanking.com

As our primary source of revenue, we offer "Preferred" listings to businesses for a monthly fee. The "preferred" listing provides a business with a priority placement listing over non-paying listings and is displayed in a bigger and bolder font at the beginning of, or in the first section of the user's search results - thus featuring our paying customers more prominently to user's of our website. In addition, our paying customers get a Mini-Webpage(TM) which includes a 40-word description of their business, their hours of operation and other useful information, a direct link to the paying customers website, (if they have one and it is provided by the advertiser), map, driving directions to the paying customers location and more. As of December 31, 2002 we have approximately 180,111 "preferred" listing advertisers who have subscribed for this enhanced advertising service. This represents less than six tenths of 1% of the estimated available market for preferred listings. We market for advertisers of our "preferred" listing service, under the name "Yellow-Page.Net, exclusively to businesses through a direct mail solicitation program. The solicitation includes a promotional incentive (i.e. generally a $3.50 check) which, if cashed by the business, automatically signs the business up for the Preferred Listing service for an initial twelve month period with automatic renewals thereafter. This easy subscription process provides a written confirmation (i.e. the check) of the subscription by the newly subscribing business, which is verified by an independent third party (i.e the paying customers depositing bank). To additionally insure the intention of sign-up, the Company then mails a written confirmation card to the newly subscribing business generally within 30 days from activation. The Company also provides a 120-day cancellation period whereby the subscribing business may cancel and receive a full refund of any amounts paid to the Company.

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

                                GROWTH INITIATIVES

PRIMARY  GROWTH  STRATEGIES

PREFERRED LISTINGS-We currently derive almost all of our revenue from selling Preferred Listings for the search results on our website. A Preferred Listing is displayed at the beginning of search results in response to a user's specific questions. A Preferred Listing is enhanced on the display of search results and includes a "Mini-Webpage(TM)" listing where the paying customer can use up to 40 words to advertise; among other features. Our primary growth strategy is to obtain a significantly greater number of Preferred Listings given the large, estimated potential available market for such listings. As part of this strategy, the Company has re-instituted its marketing program and plans to regularly solicit its potential customer base of approximately 18 million businesses through its direct mail solicitation program. As a result of such program, the Company has increased its customer count from 88,799 at December 31, 2001 to 180,111 at December 31, 2002, an increase of over 100%

BRANDING-The Company also plans to further embark upon a substantial campaign to brand its product using the YP.Net and Yellow-Page.Net names. The Company seeks to become the "internet yellow pages of choice" to businesses and consumers performing searches.

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

RESULTS OF OPERATIONS

     Net Revenue for the three-month period ended December 31, 2002, was $5,741,455 compared to $2,992,993 for the three-month period ended December 31, 2001, an increase of over 90%. The increase in net revenue is primarily the result of an increase in preferred listing customers. Preferred listing customers increased to 180,111 at December 31, 2002 compared to 88,799 preferred listing customers at December 31, 2001. The increase in preferred listing customers is the result of our direct mail solicitation marketing efforts.

     Cost of services for the three- month periods ended December 31, 2002 and December 31, 2001 were $1,822,150 and $1,184,277, respectively. Cost of services is comprised of billing aggregator dilution expenses, certain direct mailer marketing costs and the amortization of such costs, allowances for bad debt and our billing costs including billing fees charged by our billing aggregators. Dilution expenses include customer credits and any other receivable write-downs. The primary reason our cost of services has continued to increase is due to the previously mentioned increase in preferred listing customers. Cost of services as a percent of net revenue fell to approximately 31% for the three months ended December 31, 2002 compared to approximately 39% for the same period in the prior fiscal year as a result of the leveraging of our fixed overhead due to the increased preferred listing customers. Also, previously implemented filtering procedures continue to assure the proper filtering of our customer base to the correct LEC for billing purposes to reduce dilution. Further, our customer contact program has allowed the Company to obtain current information on its customers who have moved or changed the names of their businesses further reducing dilution.

     General and administrative expense for the three-month periods ended December 31, 2002 and December 31, 2001 were $1,376,078 and $865,8013, respectively. General and Administrative expenses increased due to an increase in costs and employees relating to our growth in preferred listing customers, our Quality Assurance and Outbound marketing initiatives, as well as an increase in certain officers compensation relating to executive services contracts which provide the Company with the services of such officers. As a percent of net revenues, such expenses declined to approximately 24% from approximately 29% in the comparable prior year period.

     Sales and marketing expenses are primarily the costs associated with our marketing relating to our direct mail solicitations. Sales and marketing expenses for the three-month periods ended December 31, 2002 and December 31, 2001 were $632,435 and $43,879, respectively. The primary reason for the increase in sales and marketing is due to the Company re-instituting its marketing solicitation program and the implementation of new market strategies and modification of direct mail marketing pieces. We capitalize certain direct marketing expenses and amortize those costs over an 18-month period based on the customer attrition rates analyzed by the Company.

     The cost of our Yellow-Page.Net URL license was capitalized at $5,000,000.
                     ---------------
The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $91,125 and $148,379 for the three-month periods ended December 31, 2002 and December 31, 2002, respectively. Annual amortization expense in future years related to the URL is anticipated to be approximately $200,000 - 300,000.

Interest income, net of interest expense, for the three-month periods ended December 31, 2002 was $720 and interest expense, net of interest income for the three months ended December 31, 2001 was $28,414. The decrease in the interest expense portion was a result of the payment of a substantial portion of our debt.

We recorded other income of $48,906 and other expense of $4,291, respectively, for the three-month periods ended December 31, 2002 and December 31, 2001. The primary component of other income in the 2002 period was a gain of $115,979 resulting from a settlement with a former consultant to the Company.

     Net income before taxes for the three-month periods ended December 31, 2002 and December 31, 2001 were $1,821,486 and $726,534, respectively. Net income for the three-month periods ended December 31, 2002 and December 31, 2001 were $1,092,892 , or $0.02 per diluted share, and $306,349, or $0.01 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the three-month period ended December 31, 2002, was $700,104 compared to $452,099 for the three-month period ended December 31, 2001. The increase in cash generated from operations is primarily due to a significant increase in net income resulting from an increase in preferred listing customers offset by an increase in the accounts receivable balance from such growth, funds expended for mailings related to the Company's marketing efforts as well as payments to officers and consultants with common stock.

     We had working capital of $3,964,798 as of December 31, 2002 compared to $1,740,083 as of December 31, 2001. The increase is due to increases in accounts receivable of $1,612,142 and net capitalized direct marketing costs of $1,534,988 resulting from our growth in preferred listing customers.

     Cash used in investing activities was $270,680 for the three-month period ended December 31, 2002. The primary components of cash used, represents purchase of computer equipment and intellectual property of $170,680 and net advances to affiliates of $100,000. Compared to the three-month period ended December 31, 2001, cash used of $29,800 represented the purchase of computer equipment.

     Cash used by financing activities was $307,000 for the three-month period ended December 31, 2002, compared to $771,781 for the three -month period ended December 31, 2001. The cash used represents total payments made to reduce the principal balances of our outstanding debt reduced by financing of $147,000 under the Company's trade acceptance draft program with AcTrade Financial Technologies, Ltd.

     We have repaid almost all of our debt. We believe that we will continue to generate adequate cash flow from our operations to service our remaining debt. As part of our "Puts" settlement agreement, we have a commitment to provide up to $10,000,000 in loans to each of the M&M's (Morris & Miller, Ltd. and Matthew & Markson, Ltd.). Those funding commitments are contingent upon the Company having sufficient cash flow for its operations. Any amounts advanced to the M&M's are to be repaid to the Company and can be offset against amounts owed to the M&M's. We do not believe that the M&M's will make significant requests for funding under this commitment since the M&M's are our largest shareholders and any such advances would adversely affect our liquidity

CERTAIN RISK FACTORS

There are numerous factors that affect our business and the results of our operations. Sources of these factors include general economic and business conditions, federal and state regulation of our business activities, the level of demand for our services, the level and intensity of competition in the electronic yellow page industry and the pricing pressures that may result, our ability to develop new services based on new or evolving technology and the market's acceptance of those new services, our ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure (including personnel and technology systems) to keep pace with the growth in our overall business activities. Our operations can be adversely affected if we are unable to increase our customer base and revenue through our direct marketing efforts. We are also subject to intense competition from other providers of Internet "yellow page" type services, Yahoo and Microsoft, as well as competition from large telephone companies. Set forth below and elsewhere in this Form 10-QSB are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained herein.

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

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate with the result that there can be no assurance the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC, including our Form 10-KSB for the year ended September 30, 2002, may be accessed at the SEC's Web site, www.sec.gov.
                                                           ------------

ITEM 3 - CONTROLS AND PROCEDURES

     As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and peration of the Company's disclosure controls and procedures. This evaluation was carried on under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Principal Accounting Officer as appropriate, to allow timely decisions regarding disclosures.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     We are party to ordinary routine litigation in the course of our operations. See Footnote 7 to the Company's financial statements included herein.

     Previously, we have also been subject to certain state and federal regulatory proceedings which have been settled.

ITEM 2.   CHANGES IN SECURITIES

     During the three-months ended December 31, 2002, the Company issued an aggregate of approximately 6,050,000 shares in consideration of executive service agreements and compensation to an employee.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

REPORTS ON FORM 8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                    YP.NET, INC.



Dated:  February 12th, 2003         s/s Angelo Tullo
                                    ------------------
                                    Chairman, President, Chief Executive Officer
                                    --------------------------------------------
                                    (Principal Executive Officer)
                                    -----------------------------


                                    s/s David J. Iannini
                                    --------------------
                                    Chief Financial Officer
                                    -----------------------
                                    (Principal Accounting Officer)
                                    ------------------------------

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


     I, Angelo Tullo, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of YP.Net, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Dated:  February 12, 2003           By:  /s/  ANGELO TULLO
      -------------------                ---------------------------------------
                                         Angelo Tullo
                                         Chairman, President and Chief Executive
                                         Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, David Iannini, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of YP.Net, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Dated:  February 12, 2003                   By:  /s/ DAVID IANNINI
        -----------------                        -------------------
                                                 David Iannini
                                                 Chief Financial Officer