Form 10QSB/A
period 2002-06-30
YP NET INC
filed 2003-04-10
CIK 1045742

================================================================================

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              ____________________

                                   FORM 10-QSB/A
                              ____________________

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
                                                                 ============

     See the accompanying notes to these unaudited financial statements

                                             YP.NET, INC.
                            UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE-MONTH PERIOD AND NINE-MONTH PERIOD ENDED JUNE 30, 2002 AND
                                            JUNE 30, 2001


                                                Three Months      Nine Months       Three Months      Nine Months
                                               Ended June 30,    Ended June 30,    Ended June 30,    Ended June 30,
                                                    2002              2002              2001              2001
                                              ----------------  ----------------  ----------------  ----------------
NET REVENUES                                  $     3,416,953   $     9,249,792   $     3,466,635   $    13,098,596
                                              ----------------  ----------------  ----------------  ----------------

OPERATING EXPENSES:
     Cost of services                               1,168,396         3,086,075         1,918,532         7,811,691
     General and administrative expenses            1,186,777         3,075,448           667,216         2,188,773
     Sales and marketing expenses                      16,330           155,663            14,623            50,095
     Depreciation and amortization                    156,487           456,587           151,536           456,251
                                              ----------------  ----------------  ----------------  ----------------
         Total operating expenses                   2,527,990         6,773,773         2,751,907        10,506,810
                                              ----------------  ----------------  ----------------  ----------------

OPERATING INCOME                                      888,963         2,476,019           714,728         2,591,786
                                              ----------------  ----------------  ----------------  ----------------

OTHER (INCOME) AND EXPENSES
     Interest (income) expense                         33,808            70,802           (96,418)         (364,880)
     Other Income                                    (392,482)         (398,052)               57               121
                                              ----------------  ----------------  ----------------  ----------------

     Total other (income)expense                     (358,674)         (327,250)          (96,361)         (364,759)
                                              ----------------  ----------------  ----------------  ----------------

INCOME BEFORE INCOME TAXES                          1,247,637         2,803,269           618,367         2,227,027

INCOME TAX  PROVISION (BENEFIT)                       448,895         1,077,182           189,515           705,345
                                              ----------------  ----------------  ----------------  ----------------

NET INCOME                                    $       798,742   $     1,726,087   $       428,852   $     1,521,682
                                              ================  ================  ================  ================

NET INCOME PER SHARE:
  Basic                                       $          0.02   $          0.04   $          0.01   $          0.04
                                              ================  ================  ================  ================

  Diluted                                     $          0.02   $          0.04   $          0.01   $          0.04
                                              ================  ================  ================  ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                            43,810,933        43,812,299        40,615,464        40,362,083
                                              ================  ================  ================  ================

  Diluted                                          43,810,933        43,812,299        40,615,464        40,362,083
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     YP.Net, Inc., a Nevada corporation ("we," "our," "us" or the "Company") is in the business of providing to subscribers an Internet-based yellow page listing services on our Yellow-Page.Net and YP.Net Web sites. After acquiring
                        ---------------     ------
Telco Billing ("Telco") in June 1999, we changed our primary business focus to become an Internet-based yellow page listing service. Our websites serve as a search engine for yellow page listings in the United States and Canada. We charge our customers a monthly fee (currently $17.95) for a "preferred" listing of their businesses on searches conducted by Internet consumers on our websites.

     We were originally incorporated in 1969 as Nuclear Medicine of New Mexico, Inc., a New Mexico Corporation, and were subsequently reincorporated in Nevada in 1996 as Renaissance Center, Inc. Our Articles of Incorporation were restated in July 1997 and our name was changed to Renaissance International Group, Ltd. ("RIGL"). Effective July 1998, we changed our name to RIGL Corporation. In June 1999, we acquired Telco Billing, Inc. ("Telco") and commenced our current operations through this entity which is a wholly-owned subsidiary. In October 1999 we amended our Articles of Incorporation to change our corporate name to YP.Net, Inc. to better identify our company with our business focus.

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

     As of September 30th 2000 the customer count declined to 130,592, and as of December 31, 2000 the customer count was 123,408, as of March 2001 the customer count was 103,187, as of June 30th 2001 it was 99,862, as of September 30th, 2001 it was 91,348, as of December 31, 2001 it was 88,799 customers and finally as of March 31st 2002 we had 86,000 customers.

     In February 2002 after resolution of the matter with the Federal Trade Commission and after conducting tests using the guidelines that had been agreed to the Company resumed its direct mail marketing.

     Consequently, for the first time since June of 2000 the Company's customer counts actually increased to 112,330 customers for the period ended June 30th, 2002. In July 2002, we mailed one million solicitations to potential new customers and we expect to continue mailing one million mailers per month in the next quarter

     Additionally our customer counts declined as we monitored our collection percentage of our direct-billed customers. These are customers that are directly invoiced through regular mail instead of being billed through the use of a Local Exchange Carrier ("LEC"). Because of this low collection percentage, we have initiated a contact campaign to determine if these customers are still in business and if they want to continue to advertise on our websites. This resulted in customer cancellations exceeding our acquisitions of new customers. Some of this decline may be mitigated by the acquisition of new paying customers. However, for the three-month period ended June 30, 2002, our collection percentages have increased due to our contact program, and we expect that to continue as more customers are contacted.

     The increase in our customer count for the three-month period ending June 30, 2002, is a direct result of reinstituting our direct mail marketing program and continued efforts to increase customer satisfaction. We have contacted many of our customers in order to update each customer's account information. Our updated information has led to increased collections on outstanding invoices.

RESULTS OF OPERATIONS

     Internet yellow page services business is currently our sole source of revenue. Revenue for the three and nine-month periods ended June 30, 2002, was $3,416,953 and $9,249,792, respectively, compared to $3,466,635 and $11,932,345 for the three and nine-month periods ended June 30, 2001, respectively. The decline in revenue Is due substantially to the suspension of our direct mail marketing from June 2000 to October 2001. As this is the sole source of new subscribers, the Company experienced its normal attrition of subscribers without replacing them with new subscribers. The Company intends to implement new processes to reduce the attrition of subscribers and also intends to increase its marketing efforts During the 3-month period ended June 30 2002 we experienced an increase in paying customers of 26,330 above the prior 3 month period ended March 31, 2002. In November 2001, we resumed our direct mail marketing campaign that was voluntarily suspended in June 2000 while we negotiated a settlement with the FTC. Our increased marketing resulted in an increase in customers and revenues. With the continuation and expansion of our marketing program we hope to see an increase in our revenue and customer base in the future. Management has budgeted funds to mail one million mailers per month during the next quarter.

     Cost of services for the three and nine-month periods ended June 30, 2002, was $1,168,396 and $3,086,075, respectively, compared to $1,918,532 and
$6,645,440, respectively, for the three and nine month periods ended June 30, 2001. Cost of services is comprised of dilution expenses, direct mailer marketing costs, allowances for bad debt and our billing costs. Dilution expenses include customer credits and any other receivable write-downs. The primary reason our cost of services has continued to decline as of June 30, 2002, compared to June 30, 2001, is that we have implemented new filtering procedures that assure the proper filtering of our customer base to the correct LEC for billing. Further, our customer contact program has allowed the Company to obtain current information on its customers who have moved or changed the names of their businesses further reducing dilution. Further reductions in manpower and improvements in efficiencies have reduced our cost of services.

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

     We have repaid a significant amount of our debt. We believe that we will continue to generate adequate cash flow from our operations to service our remaining debt. We have a commitment to provide up to $10,000,000 in loans to each of the M&M's (Morris & Miller, Ltd. and Matthew & Markson, Ltd.). Those funding commitments are contingent upon our cash flow. Any amounts advanced to the M&M's are to be repaid to the Company and can be offset against amounts owed to the M&M's. See Footnote 7 to the financial statements. We do not believe that the M&M's will make requests for funding under this commitment, if such advances would adversely affect our liquidity since the M&M's are our largest shareholders.

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

     On May 29, 2002, we filed suit against Ms. Thompson and related parties in the Superior Court of Arizona alleging, among other things, that Ms. Thompson and certain other parties removed Company property without authorization and misappropriated Company funds. In this complaint, we also requested a temporary restraining order be issued against Ms. Thompson and others enjoining them from using certain of the Company's property, including trade secrets and proprietary information. Ms. Thompson responded to the Company's request for a temporary restraining order alleging the Company's allegations are unsubstantiated On July 10, 2002, the Superior Court of Arizona for Maricopa County issued a Temporary Restraining Order against Ms. Thompson and certain related parties enjoining them from disclosing or disseminating the Company's trade secrets, financial information or other confidential information, using the Company's computer equipment and disclosing any Company proprietary information for any purpose, or interfering with any of the contractual obligations or contracts of the Company. The Company is also seeking punitive and compensatory damages as well as attorney's fees.


ITEM 5. OTHER INFORMATION

     The Company's Chairman, President and Chief Executive Officer, Mr. Angelo Tullo, is involved in certain legal proceedings that are not adverse to the Company. In February 2000, American Business Funding Corp. ("ABF") filed for protection under Chapter 11 of the Bankruptcy Code in the Federal District Court of Arizona. Mr. Tullo had previously been a director, officer and shareholder of American Business Funding prior to the time of its bankruptcy filing. Mr. Tullo discovered a scheme of improprieties relating to the falsification of ABF's books and records designed to obfuscate that improper payments were being made to Mr. Tullo's partners in ABF, rather than to the vendors listed in the Company's book and records..

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