Form 10KSB/A
period 2002-09-30
YP NET INC
filed 2003-04-10
CIK 1045742

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

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on January 7, 2003 was approximately $1,677,062.

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

As our primary source of revenue, we offer "preferred" listings to businesses for a monthly fee (currently $17.95). The "preferred" listing provides a business with a priority placement listing over non-paying listings and is displayed in a bigger and bolder font at the beginning of, or in the first section of the user's search results - thus featuring our paying customers more prominently to user's of our website. In addition, our paying customers get a Mini-Webpage(TM) which includes a 40-word description of their business, their hours of operation and other useful information, a direct link to the paying customers website, (if they have one and it is provided by the advertiser), map, driving directions to the paying customers location and more. As of September 30th, 2002 we have approximately 106,439 "preferred" listing advertisers who have subscribed for this enhanced advertising service. This represents less than six tenths of 1% of the estimated available market for preferred listings. We market for advertisers of our "preferred" listing service ,under the name "Yellow-Page.Net, exclusively to businesses through a direct mail solicitation program. The solicitation includes a promotional incentive (ie. generally a $3.50 check) which, if cashed by the business, automatically signs the business up for the Preferred Listing service for an initial twelve month period with automatic renewals thereafter. This easy subscription process provides a written confirmation (ie. the check) of the subscription by the newly subscribing business, which is verified by an independent third party (i.e the paying customers depositing bank). To additionally insure the intention of sign-up, the Company then mails a written confirmation card to the newly subscribing business generally within 30 days from activation. The Company also provides a 120-day cancellation period whereby the subscribing business may cancel and receive a full refund of any amounts paid to the Company.

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

The Company uses Simple.Net, Inc. ("SN"), an internet service provider beneficially owned by a director (Deval Johnson) of the Company, to provide internet dial-up and other services to its customers (See Footnote 12 to the financial statements). SN charges the Company's customers $2.50 per month for such internet access.

We were originally incorporated as a New Mexico company in 1969 and the Company was re-incorporated in Nevada in 1996 as Renaissance Center, Inc. Our Articles of Incorporation were restated in July 1997 and our name was changed to Renaissance International Group, Ltd. Effective July 1998, we changed our name to RIGL Corporation. In June 1999, we acquired Telco Billing, Inc. ("Telco") and commenced our current operations through this wholly-owned subsidiary. . In October 1999, we amended our Articles of Incorporation to change our corporate name to YP.Net, Inc. to better identify our company with our business focus.

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

In addition to its cross marketing and cross placement agreement(s) with other websites, the Company has signed a contract for advertising relating to Baca Racing and National Hot Rod Association ("NHRA") events which provides us with advertising on the Baca Racing vehicles as well as public relations and advertising as a sponsor of NHRA. In addition, we are members of both the Yellow Pages Integrated Media Association (YPIMA) and the Association of Directory Publishers (ADP). As further described under "Strategic Alliances", these organizations are trade associations for yellow page publishers that promote quality of published content and advertising methods. The Company plans to take an even more active role in the year ahead

In the future, the Company also plans to substantially increase its advertising through print, media and fixed placement advertising in select markets.

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

-Resulting from our Proprietary Search Engine software, management believes this software now allows the Company to easily add enhancements to its own offerings, it could also be used to develop entirely new revenue streams that could consist of; 1. Selling custom designed data lists, 2. Syndicating other yellow page companies, 3. Licensing its use for other types of search engines. The Company is not currently pursuing these initiatives at this time, nor does the Company have any plans, arrangements or agreements to do so.

--The Company has begun to offer long-distance calling cards to certain of its direct billing customers as an inducement for such customers to pay their invoices. Management believes that this program will improve customer retention and cash receipts. This program does not and is not intended to generate revenue for the Company, but is used solely as a means to encourage prompt payment of invoices to the Company.


STRATEGIC ALLIANCES

In order to service users more effectively and to extend our Yellow-Page.Net brand to other Internet sources, we have entered into strategic relationships with business partners offering content, technology and distribution capabilities.

The Company has cross marketing and cross placement agreement(s) with other websites, including My Area Guides and Overture/Goto.com as well as others. These agreements allow the Company to increase the page views for its customers listings and also provides the customers of such cross placement websites the ability to also achieve additional page views by being listed on the YP.Net-related websites. The Company pays My Area Guides and Overture/Goto.com $6,000 per month and $24,000 per month respectively for such agreements.


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

We have also managed revenue sharing partnerships with Amazon.com, Buy.com, Stamps.com, and TheWallStreetJournal.com and others that allow YP.Net to generate revenue by purchases made through the link on our home page. To date,the amount of revenue generated from these partnerships is immaterial.


WEBSITES

We own the domain name www.YP.Net and license the www.Yellow-Page.Net domain name under a 20 year lease expiring on September 21, 2018 from Matthew & Markson, a related party (See "Certain Relationships and Related Transactions" for a complete discussion of the terms of this agreement. We maintain one site under the name www.YP.Net and direct the "traffic" from the other domain name,
               ----------
www.Yellow-Page.Net to that site for Internet access. At this website, consumers
-------------------
can search our listing database containing approximately 18 million United States businesses. To draw user's to our websites, we offer a number of free services including directories and maps to the business location, free e-mail accounts, nationwide 800 and 888 directory listings, white page searches, search engines for e-mail addresses of individual persons as well as stock quotes, job searches, travel services, news and weather information, movie reviews and listings, entertainment, restaurant and shopping information. In addition, currently there are approximately 600 other websites that direct traffic to our website. In order to provide extra value to our customers, the

Company expends money to various companies who provide "traffic" to our site by insuring that we will be easily found on the national search engines.

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

We intend to develop marketing strategies to increase the credibility and visibility of our Web page service to targeted markets. We also intend to promote value-added services and product areas. Our future success will depend on our ability to continue to integrate and distribute information services of broad appeal. Our ability to maintain and build new relationships with content providers will be critical to our success. These relationships will, in addition to increasing revenue, lower dilution by creating a source for businesses to find the services they need. If successful, our Preferred Listing customers will be able to obtain select services at discounted prices as a consequence of their listing with us. Such services may include discounts on hotels, rental cars, office supplies; among others. We are not currently offering these discounts to our customers.


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

PROPRIETARY SEARCH ENGINE SOFTWARE. The launch of our "in-house" Website required the development of our own Proprietary Search Engine software. This software is based on a relational database system (RDBS) premise which uses algorithms that accurately speeds the users search to completion. Our software provides a fast, flexible, reliable system that will operate on almost any platform including Sun, Microsoft Windows, Linux and any other Unix based operating programs. The Company has not yet pursued any patent or other protection to date on its Proprietary Search Engine software. This software not only allows the Company to easily add enhancements to its own offerings, it could also be used to develop entirely new revenue streams that could consist of; 1. Selling custom designed data lists, 2. Syndicating other yellow page companies, 3. Licensing its use for other types of search engines. The Company is not currently pursuing these additional potential revenue streams.

CUSTOMER SERVICE APPLICATIONS. We have designed proprietary Customer Service Applications to enable rapid object-oriented development and management of information related to our Preferred Listing customers in a variety of formats. This application, which is currently available to our customers, provides detailed notes on each account, as well as credit card and paper check payment processing. Customer Service Representatives ("CSR's") can quickly view all contact information for the subscriber, as well as Service description, pricing, letter of authorization ("LOA"), and billing history. With these functions in place, CSR's have the ability to handle every aspect of the call. However, we are finding, as we continue to grow, that it might be advisable to purchase a third party software package from a reliable vendor that can be modified for our needs. Our own software to be potentially developed, or any that is purchased, would need to incorporate an automated retrieval system that integrates with our other technologies. This integration would enable real-time updates to our database as our customer service representatives interact with and obtain data from our Preferred Listing clientele.

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

CUSTOM LIST GENERATION. We license the database technology that consists of over 18 million business listings throughout the United States, updated quarterly. Under these licensing agreements, we are able to custom craft mailing lists that suit our customer's needs. Customers have the ability to filter their custom list against an array of attributes ranging from gross sales of the company listed, Standard Industry Classification ("SIC") code, whether or not the listing is a publicly traded company, or if the company listed is minority owned. These lists can be generated in various Open Data Base Connectivity ("ODBC") and text formats. Lists are priced by record and the criteria provided for the query. The Company licenses data bases from Acxiom Corporation and Info USA for $80,000 and $75,000 annually. Effective February 1, 2003, the Company also entered an agreement to exchange data with Experian Information Solutions, Inc. ("Experian") with reciprocal annual payments of $150,000 between the Company and Experian.

BILLING SERVICE AGREEMENTS

In order to bill our Preferred Listing customers through their LECs, we are required to use one or more billing service integrators. These integrators have been approved by various LECs to provide billing, collection, and related services through the LECs. We have entered into customer billing service agreements with Integretel, Inc. ("IGT") and more recently with ACI Communications, Inc. (formally known as OAN Billing, Inc.) for these services. Under these agreements, our service providers bill and collect our charges to Preferred Listing customers through LEC billings. These amounts, net of reserves for bad debt, billing adjustments, telephone company fees (3-7% of billings, depending upon the number of records submitted) and billing company fees (approximately 3% of billings), are remitted to us on a monthly basis. Presently, we are primarily billing though these integrators and credit card processing. The Company plans to contract with a third billing service integrator during the upcoming fiscal year to reduce its dependence upon IGT.

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

Unlike several of our competitors that generally utilize larger marketing staffs than the Company, the Company has found that its direct mail marketing program, which generally utilizes a $3.50 check, is the most economical way to obtain new customers. (See MARKETING ) This is important to the cost that we charge our customers for the product we deliver. Because we believe that our cost for obtaining new customers is lower than many of our competitors who sell yellow pages with personal visits and other more expensive methodologies, we believe we can offer our product to our customers at a cost that we believe is much lower than our competition. Our customer care and quality assurance begins well before a new customer is obtained. The Company goes to great lengths to insure that its direct mail marketing solicitations are the most effective, yet clear pieces we can create. The Company fully acknowledges that no one can write or prepare a solicitation that 100% of the people receiving it will fully understand. While the law only requires that your solicitation be understood by a majority of reasonable persons, the Company strives to have solicitations that everyone will understand. Before a solicitation is printed for general distribution, it is reviewed by various employees (Team Members) before being sent to the Company's Legal Counsel. Once approved by the Company's Legal Counsel it is sent to attorney Charles M. Stern who is also general counsel to the Yellow Pages Integrated Media Association (YPIMA), YPIMA deals with the Federal Trade Commission and various State and Local Agencies in their fight against "Bogus" Yellow Pages. Next, the potential solicitation is forwarded to our Billing integrators. After their legal review it is forwarded to the legal departments of the Local Exchange Carrier's (local phone companies) for their approval, which insures that it follows all Federal Communication Commission (FCC) guidelines as well.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices are located in Mesa, Arizona. During Fiscal 2002, we leased a 16,772 square foot facility from Mr. Art Grandlich dba McKellips Corporate Square for approximately $120,000 annually on a long-term operating lease through June 2003. We recently negotiated a three year extension of that lease under the same terms and conditions with The Estate of Arthur G. Granlich dba McKellips Corporate Square. As part of the consideration related to our license of the Yellow-Page.Net URL, we sublease approximately 8,000 square feet of leased space to Business Executive Services, Inc. ("BESI"), for $1.00 annually. This agreement expires in June 2003. However, BESI has agreed to provide 80% of its space during the period January 2003 to June 2003 at no cost to the Company in exchange for the same 20% to be retained by BESI during the lease extension at no cost to BESI. This will allow the Company to more rapidly expand its outbound calling department ("customer satisfaction program"). BESI was a related party through certain common management with the Company. See "Certain Relationships and Related Transactions," below.


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

-YP.Net v. Elrod Maricopa County Superior Court CV2000-021154 (154,284 shares of common stock) On July 28, 1999, Elrod was hired as a consultant to the Company relating to financial and strategic matters. He was a consultant at the time the shares were transferred to him. The Company believes that Elrod did not perform in accordance with the consulting agreement. Subsequently, Elrod transferred the shares to a third party. Proceedings in this case began on November 27, 2000. All parties have agreed to enter into a tri-parte agreement whereby the shares will be returned to the Company. The shares have not yet been returned to the Company. -YP.Net v. Eriksson Maricopa County Superior Court CV2000-021151 (132,500 shares of common stock) On or about July 8, 1999, Eriksson was hired as a consultant to the Company relating to financial and strategic matters. He was a consultant at the time the shares were transferred to him. The Company believes that Eriksson did not perform in accordance with the consulting agreement. Subsequently, Eriksson had transferred all of these shares to third parties. Proceedings in this case began on November 27, 2000. One of those third parties, Tiger Lewis, has returned the shares transferred to them (82,500 shares). McConkie, another third party recipient of 50,000 shares had sued the Company so that he can further transfer the shares. A tri-parte agreement has been reached whereby the shares would be returned to the Company upon payment of $6,187.50. That payment and final settlement occurred on or about December 12, 2002.

-YP.Net v. Wolfson Maricopa County Superior Court CV2000-021152 (385,716 shares of common stock) On July 28, 1999, Wolfson was hired as a consultant to the Company relating to financial and strategic matters. He was a consultant at the time the shares were transferred to him. The Company believes that Wolfson did not perform in accordance with the consulting agreement. After agreeing to return the shares and filing a settlement agreement in court, Wolfson transferred these shares to an undisclosed third party. Proceedings in this case began on November 27, 2000. Presently,in settlement negotiations, Wolfson has agreed to provide the name of the third party and to negotiate the return of the shares to the Company. The shares have not yet been returned.

-YP.Net v. Anderson Maricopa County Superior Court CV2000-021153 (250,000 shares of common stock) On July 28, 1999, Anderson was hired as a consultant to the Company relating to financial and strategic matters. She was a consultant at the time the shares were transferred to her. The Company believes that Anderson did not perform in accordance with the consulting agreement. Proceedings in this case began on November 27, 2000. On June 10, 2002, the Company obtained judgment in its favor rescinding the original contract and all of the shares have been awarded to the Company. The shares are in the process of being transferred by the transfer agent.

-YP.Net v. Pamela J. Thompson et al. Maricopa County Superior Court CV2002-010117 On May 29th, 2002 the Company filed suit against Pamela J. Thompson, former CFO and related parties ("Thompson") in the Superior Court of Arizona alleging, among other things, that Thompson removed Company property without authorization and misappropriated Company funds. On July 10th, 2002, the Court issued a Temporary Restraining Order against Thompson enjoining them from disclosing or disseminating the Company's trade secrets, financial or confidential information and interfering in the Company's contractual obligations or contracts of the Company. The Company is also seeking punitive damages, attorney fees and compensatory damages. Discovery in the case is ongoing.

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

The tabulation of votes for the foregoing matters was as follows:

1.   Directors

Name              For            Against     Abstain
Angelo Tullo      31,220,721     603,534     193,975
Gregory Crane     31,220,721     603,534     193,975
Daniel Coury      31,695,721     138,534     193,575
Peter Bergman     31,445,821     378,484     193,975
DeVal Johnson     31,220,821     603,434     193,975

2.   2002 Stock Option Plan

                  For            Against     Abstain

                  24,187,154     1,022,305   6,811,271

3.   Retention of Epstein, Weber & Conover, P.L.C.

                  For            Against     Abstain

                  31,469,603     490,150     58,474


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

Our Preferred Stock

During the year ended September 30, 2002, the Company created a new series of capital stock, the Series E Convertible Preferred Stock (See Footnote 9 to the financial statements).

During the year ended September 30, 2002, pursuant to an existing tender offer, holders of 131,840 shares of the Company's common stock exchanged said shares for an equal number of the Series E Convertible Preferred shares, at the then $0.085 market value of the common stock. As of September 30, 2002, the liquidation preference value of the outstanding Series E Convertible Preferred Stock was $39,552, and dividends totaling $494 had been accrued and paid associated with said shares

DIVIDEND POLICY

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

During an offering period ending May 31, 2002, we exchanged an aggregate of 131,840 shares of series E preferred stock for an equal number of shares of common stock. An aggregate of 29 shareholders participated in the exchange offer which was exempt from registration pursuant to section 3(a)(9) under the Securities Act of 1933.

Subsequent to September 30,2002, the Company issued the following shares:

     - 4,000,000 shares (value of $300,000) to Sunbelt Financial Concepts, Inc. ("Sunbelt"), for services provided to the Company. Angelo Tullo, the Company's CEO and Chairman, is President of Sunbelt;
     - 1,000,000 shares (value of $75,000) to Advertising Management and Consulting Services, Inc. ("AMCS") for services rendered to the Company. Greg Crane, Company's Vice President of Marketing and a Director, is President of AMCS;
     - 1,000,000 shares (value of $75,000) to Advanced Internet Marketing, Inc.("AIM") for services rendered to the Company. DeVal Johnson, the Company's Secretary and Director is President of AIM;and
     - 50,000 shares (value of $3,750) to David J. Iannini, the Company's CFO, for services rendered as such.

The restricted shares were issued based upon the average bid and ask prices at the time of issuance ($0.075 per share) and were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act. Each of the foregoing parties was a sophisticated and accredited investor who had complete access to financial and other information related to the Company. The representative of each of the foregoing entities is either an officer or director of the Company.



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

Fiscal Year End September 30, 2002 Compared to Fiscal Year End September 30,
2001.

Revenue for the year ended September 30, 2002 ("Fiscal 2002") was $13,232,743 compared to $13,501,966 for the year ended September 30, 2001 ("Fiscal 2001"). The decrease in revenue is principally the result of a change in revenue recognition on direct billings. In Fiscal 2002, revenue on direct billings was recognized only as cash was collected in order to be more conservative. In Fiscal 2001, direct revenue was recognized upon providing the Preferred Listing service and a reserve against such revenues was established in accordance with SAB #101. Management believes that recognizing direct billings as revenue upon cash collection is more conservative than its previous methodology. Comparing Fiscal 2002 to Fiscal 2001 revenues using the current revenue recognition policy, revenue for Fiscal 2002 increased by approximately $1,400,000 compared to Fiscal 2001 or approximately 12 % .

We utilize direct mailings as our primary marketing program and this program generates our principal revenue of the Company. Our subscribing customers increased to 113,565 at September 30, 2002, approximately a 24 % increase for the fiscal year.

Cost of Services for Fiscal 2002 were $3,811,394 compared to $6,150,085. The decrease in cost of services is due to a decrease resulting from lower dilution in 2002 compared to 2001 resulting from the previously mentioned improvement in the Company's LEC billing filtering process. We have been able to reduce our dilution expenses with the third party billing companies, as the Company becomes better able to track its individual subscriber billings and collections, The Company ceased its relationship with a billing company due to the higher cost of doing business with this third party biller. The Company reduced its total billing related expenses by $3,826,000 in the year ended September 30, 2002 primarily due to its ability to challenge dilution charges made by these third party billers.

General and administrative expenses for Fiscal 2002 were $4,754,665 compared to $3,987,040 for Fiscal 2001. The increase was principally the result of increased staffing costs of $953,000 and legal and professional fees of approximately $182,000. These higher costs were partially offset by lower expense of consultants and rent expense. The Company added staff in anticipation of adding an outbound customer service group and to begin performing more of the billing process in-house.

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

Operating income in Fiscal 2002 was $3,121,526 compared to $2,073,066 in Fiscal 2001 representing an increase of approximately 50%. Income before income taxes was $3,450,489 in Fiscal 2002 and $3,042,728 in Fiscal 2001. Excluding gains on common shares received and retired under legal settlements (recorded as other income), income before income taxes in Fiscal 2002 was $3,182,814 compared to $1,317,698 in Fiscal 2001, an increase of over 140%. The exclusions of the settlement gains for comparison purposes is relevant because these matters are not expected to recur. The increases in both operating income and income before income taxes were the result of the substantial savings in the billing company and LEC dilution expenses and lower interest expense due to lower debt levels in Fiscal 2002. The Company is likely to continue to experience lower billing expenses as a percentage of revenue but not on the level of the gains experienced in Fiscal 2002. However, the Company intends to increase its marketing efforts in the short term resulting in higher marketing expenses.

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

Net profits for Fiscal 2002 were $3,696,463 , or $0.08 per share, compared to $1,812,281, or $.04 per share for Fiscal 2001. The increase in Net income resulted from the increased subscribing customer count and associated revenue cited above with a less than corresponding increase in expenses cited above as well as the usage by the Company of remaining net operating losses which reduced the income tax provision from the previous fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance increased to $767,108 for Fiscal 2002 from $683,847 for Fiscal 2001. We funded working capital requirements primarily from cash generated from operating activities and utilized cash in investing activities and financing activities, primarily through repayments of debt.

Operating Activities. Cash provided by operating activities was $1,158,015 for Fiscal 2002 compared to $3,880,158 for Fiscal 2001. The principal source of our operations revenue is from sales of Internet yellow page advertising. The decrease in cash provided from operations resulted from an increase in the Company's accounts receivable and customer acquisition costs due to the increased subscribing customer count resulting from our marketing solicitation program.

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

Financing Activities. Cash flows used from financing activities were $830,677 for Fiscal 2002 compared to $3,250,252 for Fiscal 2001. We had cash outflow of approximately $800,000 in Fiscal 2002 relating to the repayment of debt and cash outflow in Fiscal 2001 resulting from the repayment of our credit facility relating to Matthew Markson Ltd. of $3,199,452 . During Fiscal 2002, the Company established a Trade Acceptance Draft program with Actrade Financial Technologies which enables the Company to borrow up to $150,000 . A trade acceptance draft ("TAD") is a draft signed by the Company made payable to the order of a vendor providing services to the Company. AcTrade provides payment to the vendor and collects from the Company the amount advanced to the vendor (plus interest) under extended payment terms, generally 30,60 or 90 days.

We incurred debt in the acquisition of the license right to the Yellow-Page.Net URL. A total of $4,000,000 was borrowed, $2,000,000 from Joseph and Helen VanSickle, $1,000,000 from shareholders of the Company and $2,000,000 as a Note from Matthew & Markson Ltd. Management which has dedicated payments in the amount of $100,000 per month for the payment of the VanSickle note. This note was paid in full subsequent to year end. Management had also dedicated payments to the Matthew & Markson note in the amount of $100,000 per month, with the provision that no payment be made if we have less than 30 days operating capital reserved, or if we are in an uncured default with any of our lenders. The original note has been paid in full while a balance of $115,866 remains on another note to Matthew & Markson. (see "Certain Relationships"). A total of 4,500,000 shares of our common stock were issued to secure these notes and are held in escrow.

Collections on accounts receivables are received primarily through the billing service integrators under contract to administer this billing and collection process. The billing service providers generally do not remit funds until they are collected. The billing companies maintain holdbacks for refunds and other uncertainties. Generally, cash is collected and remitted to us over a 90 to 120 day period subsequent to the billing dates. In August 2002, the Company entered into a new agreement with its primary billing service provider, IGT, whereby cash is remitted to us on a sixty day timetable beginning November 2002.

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

On September 20, 2002, the Company entered into Executive Consulting Agreements with Sunbelt Financial Concepts Inc. ("Sunbelt"), Advertising Management and Consulting Services, Inc. ("AMCS") and Advanced Interent Marketing Inc. ("AIM") relating to the employment of three executive managers and their respective staffs. (See Certain Relationships and Related Transactions"). As part of these agreements a Flex Compensation program was instituted. Under these agreements, each of Sunbelt, AMCS and AIM may annually draw up to $220,000, $50,000 and $30,000 respectively subject to sufficient cash on hand at the Company. The amounts are increased by 10% annually and also contain a Due on Sale Clause, whereby if there is a change of control of the Company, as defined, then the respective agreements allows each to receive the greater of 30% of the amounts due under the respective agreements or 12 months worth of fees.

FUTURE OUTLOOK

For fiscal year 2003 we expect to continue our customer satisfaction program whereby we contact our existing customers for their many Mini-Webpage(TM) information and to develop and market new products. We also are generating a new revenue source to provide customer service and technical services to related and industry entities. We presently have agreements with Dial-Up Services, Inc. (dba Simple.Net) to provide both customer and technical services. Simple.Net is an Internet service provider ("ISP") beneficially owned by a director (Deval Johnson) of the Company. SN charges the Company's customers $2.50 per month for internet access. (See Footnote 12 to the financial statements).

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

Since our Growth Rate may slow, operating results for a particular quarter are difficult to predict: We expect that in the future, our net sales may grow at a slower rate on a quarter-to-quarter basis than experienced in previous periods. This may be a direct cause of the projected changes to our direct marketing Pieces. See "MARKETING," above. As a consequence, operating results for a particular quarter are extremely difficult to predict. Our ability to meet financial expectations could be hampered if we are unable to correct the billing through the CLEC markets seen in the fourth quarter continue in the future. Additionally, in response to customer demand, we continue to attempt develop new products to reduce our customer attrition rates.

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

YP.NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
----------------------------------------------------------------------------


                                                      2002          2001
                                                  ------------  ------------
NET REVENUES                                      $13,232,743   $13,501,966
                                                  ------------  ------------

OPERATING EXPENSES:
  Cost of services                                  3,811,394     6,150,085
  General and administrative expenses               4,754,665     3,987,040
  Sales and marketing expenses                        963,868       688,349
  Depreciation and amortization                       581,290       603,426
                                                  ------------  ------------
     Total operating expenses                      10,111,217    11,428,900
                                                  ------------  ------------

OPERATING INCOME                                    3,121,526     2,073,066
                                                  ------------  ------------

OTHER (INCOME) AND EXPENSES
  Interest expense and other financing costs           92,341       571,248
  Interest income                                     (17,682)       (7,342)
  Other Income                                       (403,622)   (1,533,568)
                                                  ------------  ------------

  Total other expense                                (328,963)     (969,662)
                                                  ------------  ------------

INCOME BEFORE INCOME TAXES                          3,450,489     3,042,728

INCOME TAX  PROVISION (BENEFIT)                      (245,974)    1,230,447
                                                  ------------  ------------

NET INCOME                                        $ 3,696,463   $ 1,812,281
                                                  ============  ============

NET INCOME PER SHARE:
  Basic                                           $      0.08   $      0.04
                                                  ============  ============

  Diluted                                         $      0.08   $      0.04
                                                  ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                            43,745,045    40,623,126
                                                  ============  ============

  Diluted                                          43,745,045    40,623,126
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

     Revenue Recognition: The Company's revenue is generated by customer
     -------------------
     subscriptions of directory and advertising services. Revenue is billed and recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers ("LEC's") that provide local telephone service. Monthly subscription billings are generally included on the telephone bills of the customers. Due to billings submitted by the Company being subject to adjustment by the billing companies and the LEC's, the Company recognizes revenue based on net billings accepted by the LEC's. Due to the periods of time for which adjustments may be reported by the LEC's and the billing companies, the Company estimates and accrues for dilution and fees reported subsequent to year-end for initial billings related to services provided for periods within the fiscal year. Revenues generated under billings through the LEC's were approximately $12,311,000 and $13,005,000 for the fiscal years ended September 30, 2002 and September 30, 2001 respectively.

     Revenue for billings to certain customers whom are billed directly by the Company and not through the LEC's, is recognized based on estimated future collections. Collections under this billing process have historically been poor. Monthly direct bill subscription fee revenue is recognized as earned within the month for which the service is provided. However, these monthly billings are adjusted to take into consideration the poor collection experience. The Company continuously reviews this estimate for reasonableness based on its collection experience. Revenues generated under direct billings were $651,000 and $529,000 for the years ended September 30, 2002 and 2001 respectively.

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

3.   ACCOUNTS RECEIVABLE

     The Company provides billing information to third party billing companies for the majority of its monthly billings. Billings submitted are sorted and analyzed for accuracy and completeness ("filtered") by these billing companies and the LEC's. Net accepted billings are recognized as revenue and accounts receivable. The billing companies remit payments to the Company on the basis of cash ultimately received from the LEC's by those billing companies. The billing companies and LEC's charge fees for their services which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. These balances have been classified as long-term assets in the accompanying balance sheet.

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

     Gross accounts receivable and the aggregate related allowance was $5,944,422 and $1,869,129 at September 30, 2002. The following allowances on accounts receivable existed at September 30, 2002:

               Allowance for doubtful accounts             $ 1,034,899
               Allowance for billing company holdbacks         545,608
               Allowance for LEC holdbacks                     288,622
                         Total                             $ 1,869,129

     The Company expensed billing fees to the LEC's and third party billing companies of $1,718,573 and $5,544,906 for the years ended September 30, 2002 and 2001 respectively.

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

     During the year ended September 30, 2001, the Company issued 850,000 shares of common stock to officers, directors and consultants valued at $148,800

     Common Shares Received and Retired Under Legal Settlements
     ----------------------------------------------------------

     The Company made claims against numerous parties for return of common shares issued in the fiscal year ended September 30, 1999 to consultants by former management. Some of these claims resulted in litigation. During the years ended September 30, 2002 and 2001, the Company settled with seven of those parties resulting in 250,000 and 1,596,784 shares in 2002 and 2001, respectively, of the Company's common stock being returned and retired. These transactions have been recognized as other income of $267,675 and $1,725,030 in the accompanying statements of operations for the years ended September 30, 2002 and 2001, respectively. The rescission and return of the common stock was recorded at the value of the original transactions that were rescinded, that is, the recorded expense for the original issuance of the shares was, in effect, reversed in the years ended September 30, 2002 and 2001.

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

     The "Puts" were renegotiated and retired. As part of the renegotiated settlement, the Company provided a credit facility of up to $10,000,000 to each of the former Telco shareholders, collateralized by the stock held by these shareholders, with interest at least 0.25 points higher than the Company's average cost of borrowing. Additional covenants warrant that no more that $1,000,000 can be advanced at any point in time and no advances can be made in excess with out allowing at least 30 days operating cash reserves or if the Company is in an uncured default with any of its lenders. The advance agreement has no stipulated expiration date. At September 30, 2002, the Company had advanced $233,073 underthis agreement. The interest rate on these advances was 8% at September 30,2002. Based on the requirement for 30 days cash reserve, the Company estimates that the maximum balance that could be drawn under this agreement at September 30, 2002 is approximately $525,000. At September 30, 2002 ,$233,073 was drawn on the advance agreement.


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

     A director (Greg Crane) of the Company was employed, through an employee leasing arrangement, by BESI and received a salary of approximately $2,000 per month from BESI and bonuses in an undetermined amount. Mr. Crane is no longer employed by BESI. BESI has no ownership in the Company. The Company paid BESI $90,000 under this arrangement.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following biographical information is provided for each of the Company's Directors and Executive Officers:

     ANGELO TULLO. Mr. Tullo has served as the Chairman of the Board of YP.Net since February 2000. Mr. Tullo was hired as Chief Executive Officer and President on September 10, 2000. Since December 1999, Mr. Tullo has also been the president of Sunbelt Financial Solutions, Inc., an investment banking and consultant firm in Scottsdale, Arizona. From Janaury 1997 to December 1999, Mr Tullo was an officer and director of American Business Funding Corp. Currently and for over twenty years, Mr. Tullo has been active as a business consultant. Mr. Tullo has actively worked with commercial financing and factoring for the past ten years. He has owned and operated factoring companies, leasing companies, consulting companies, wholesale companies, professional employment organizations, insurance agencies, heating and air-conditioning contractors, retail oil companies, real estate companies and restaurants. He is a former member of the CEO Club in New York, and current a member of the Presidential Business Roundtable Committee.

     In February 2000, American Business Funding Corp. filed for protection under Chapter 11 of the Bankruptcy Code in the Federal District Court of Arizona. Mr. Tullo had previously been a director, officer and shareholder of American Business Funding prior to the time of its bankruptcy filing.

     GREGORY B. CRANE. Mr. Crane has been a director of YP.Net since February, 2000 and also served as its Director of Operations from February 2000 to September 2000. From mid 1997 to December 2002, he was a marketing consultant to BESI, a related party to the Company (See "Certain Relationships and Related Transactions"). From September 1998 to June 1999, Mr. Crane was the General Manager of Telco Billing, Inc. ("Telco"). Mr. Crane has also owned and/or operated several businesses, including residential and commercial builders, multi-state mail order, and document-preparation companies (including State Recording Services, Inc.), and was also the creator of the Yellow-Page.Net concept. Mr. Crane is a former member of the Young Entrepreneur's Organization ("YEO").

     In connection with providing homestead declaration document preparation and filing services, Mr. Crane (personally) and one of these businesses (State Recording Services, Inc.) have been subject to injunctive actions brought by the states of Arizona, Florida, Texas and Washington. Mr. Crane was the President and a significant shareholder of State Recording Services, Inc. These actions generally raised legal questions concerning mailer solicitations for document preparation services. Mr. Crane and various of the state plaintiffs have entered into consent orders in connection with these actions that required the modification of mailers and the payment of civil penalties, restitution, and attorneys' fees. Regarding each injunctive action, the use of the mail solicitation for document preparation services was prohibited in the State of Washington and Mr. Crane satisfied a judgment rendered in December 1994 of $500,000. Mr. Crane voluntarily entered into an agreement with the State of Florida in connection with these matters and due to an error in type size made by the printing company; Mr. Crane technically violated that order. In connection with that violation of the Florida order, Mr. Crane was subject to a judgment, dated February 1998, in the amount of approximately $1.4 million, plus accrued interest. As of February 2003, this judgment is no longer binding on Mr. Crane and is in the process of being vacated. The injuctive actions in Arizona and Texas were both satisfied in April 1995 for primarily attorneys fees and refund offers to customers.

     Mr. Crane was also named in the action filed by the Federal Trade Commission ("FTC") against the Company and has been included in the stipulated preliminary order entered into by the FTC and us and approved by the FTC. The Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief by and between the FTC, Mr. Crane, Telco, us and others (the "Order") places certain restrictions on the way mail solicitations will appear. The Order has been approved by the U.S. District Court Judge and the matter is closed with no findings of wrong doing on the part of the company, its officers and directors or Mr. Crane.

     DANIEL L. COURY. Mr. Coury has served as a director of YP.Net since February 2000. For the last twelve years, Mr. Coury's principal business has been Mesa Cold Storage, Inc., which owns and operates the largest cold storage facilities in Arizona. He is also involved in the ownership and operation of various real estate interests and business ventures.

     DEVAL JOHNSON. Mr. Johnson has served as a director since October 1999. Mr. Johnson was the graphics designer and director of Telco Billing from September 1998 until June 1999 when the Company acquired it. Since that time, Mr. Johnson has been responsible for the design of the in-house sales presentations and creation of the corporate logo(s) and image for YP.Net. In 2001, Mr Johnson formed his own company called Advanced Internet Marketing, Inc. to provide design and marketing services to a variety of companies and has continued to offer these services to YP.Net. In 2002, Mr. Johnson accepted the position of Vice President of Corporate Image for YP.Net. From 1995 through 1998, Mr. Johnson was a graphics designer for Print Pro, Inc. Mr. Johnson is actively involved with Website promotion, interactive design and Internet advertising. Mr. Johnson also serves as an officer and board member and is the beneficial owner of Simple.Net a national Internet service provider, a related party. See "Certain Relationships and Related Transactions".

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


     David J. Iannini. Mr. Iannini has served as the Chief Financial Officer since August 2002. Mr. Iannini was employed by Viad Corp from July 1999 to June 2002. He was Viad Corp Treasurer and Vice President of Corporate Development . Viad Corp. is a diversified service business with operating companies involved in the financial services, convention, travel and other businesses. Viad Corp. is an SEC Reporting company. Mr.Iannini was an investment banker from August 1986 to July 1999 , primarily with Salomon Brothers, Inc. Mr. Iannini received his Masters in Business Administration, Summa Cum Laude, from the Anderson Graduate School of Management at U.C.L.A. Prior to his graduate studies, he worked with a Big Five accounting firm and is a C.P.A. Mr. Iannini received his Bachelors of Science degree, Magna Cum Laude, in Accounting from Boston College in 1981.


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

                           SUMMARY COMPENSATION TABLE

            Annual Compensation
                                        FISCAL                       OTHER
NAME AND PRINCIPAL POSITION              YEAR    SALARY    Bonus    COMPENSATION
---------------------------------------  ----  ----------  -------  ------------

Angelo Tullo (1)                         2002  $  240,000  $208,000
Chairman, Chief Executive                2001  $  210,000               $44,000
Officer,                                 2000  $  121,662               $21,000
President

Pamela J Thompson (2)                    2002  $  177,678                 (2)
Former Chief Financial Officer           2001  $  255,855    $4,500
Former Secretary, Former Treasurer       2000         -0-                    -0-

DeVal Johnson(3)                         2002  $  113,800   $20,000            -
Vice President, Secretary and Director   2001         -0-     5,618          -0-
                                         2000      10,000       -0-      $10,500

Greg Crane                               2002  $  237,000   $35,000            -
Vice President and Director              2001     114,000       -0-          -0-
                                         2000  $   34,500       -0-      $10,500


(1) The amount shown herein as compensation to Mr. Tullo is the total amount paid by the Company to Sunbelt for services provided to the Company by Mr. Tullo and his staff, but may not reflect Mr. Tullo's actual compensation from Sunbelt, which may be greater or less. Mr. Tullo is not directly compensated by the Company. Includes 200,000 shares of YP.Net stock valued at $.22 per Share in 2001 and 100,000 shares of YP.Net stock valued at $.21 per share in 2000. Subsequent to September 30, 2002, 4,000,000 shares of YP.Net stock valued at $.075 per share in 2002 were issued to Mr. Tullo. Such shares and related amounts are not included in the table. On September 20, 2002, the Company entered into an Executive Consulting Agreement with Sunbelt pursuant to which Mr Tullo provides services to the Company. See "Certain Relationships and Related Transactions".

(2) The amount shown herein as compensation to Ms. Thompson is the total amount paid by the Company to The Thompson Group P.C. for services provided to the Company by Ms. Thompson and her staff, but may not reflect Ms. Thompson's actual compensation from The Thompson Group P.C., which may be greater or less. Ms. Thompson was not directly compensated by the Company. Includes $16,898 issued as a Note Receivable in 2002 (see legal proceedings) and 50,000 shares of YP.Net stock valued at $.09 per share in 2001.

(3) The amount shown herein as compensation is the total amount paid by the Company for the services of AIM including Mr. Johnson and his staff but may not reflect Mr. Johnson's actual compensation from AIM, which may be greater or less. Mr. Johnson is not compensated directly by the Company. Includes 50,000 shares of YP.Net stock valued at $.21 per share in 2000. Subsequent to September 30, 2002, 1,000,000 shares of YP.Net stock valued at $.075 per share were issued to Mr. Johnson. On September 20, 2002, the Company entered into an Executive Consulting Agreement with AIM pursuant to which Mr. Johnson provides services to the Company. See "Certain Relationships and Related Transactions".

(4) The amount shown herein as compensation to Mr. Crane is the total amount paid by the Company to AMCS for services provided to the Company by Mr. Crane and his staff, but may not reflect Mr. Crane's actual compensation from AMCS, which may be greater or less. Mr. Crane is not directly compensated by the Company Includes 50,000 shares of YP.Net stock valued at $.21 per share in 2000. Subsequent to September 30, 2002, 1,000,000 shares of YP.Net stock valued at $.075 per share were issued to Mr. Crane. On September 20, 2002, the Company entered into an Executive Consulting Agreement with AMCS pursuant to which Mr. Crane provides services to the Company. See "Certain Relationships and Related Transactions".

COMPENSATION PURSUANT TO STOCK OPTIONS

No stock options were granted to executive officers during the fiscal years ended September 30, 2001, and September 30, 2002.

DIRECTOR COMPENSATION

Upon appointment to the Board, Mr. Tullo was awarded 100,000 shares of our common stock. All other directors were awarded 50,000 shares. The shares awarded were earned monthly for director services performed. The 425,000 shares of common stock paid to the directors as compensation for their services were valued at $.22 per share for a total value of $93,500 and the value is considered based upon the average bid and ask price as of date of issuance by the Board of Directors and is in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Additionally, the directors receive $2,000 per meeting or per quarter for their service on the Board and may receive $250 per hour for services related to any Board Committee on which they serve. Effective September 30, 2002, the Company pays $10,000 monthly to DLC Consulting. DLC Consulting is owned by Daniel Coury Sr., a director of the Company. The payments relate to various financial, strategic and administrative services performed for the Company's Board of Directors.
See Certain Relationships and Related Transactions.

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

2002 Stock Option Plan

The 2002 Stock Option Plan was adopted by the Board of Directors on April 10th, 2002, and provided for the issuance of up to 3,000,000 options. It was approved by our shareholders on September 20, 2002. The Board of Directors has reserved 3,000,000 shares of Common Stock for issuance under the 2002 Option Plan. The 2002 Stock Option Plan replaces the 1998 Stock Option plan and was approved by the shareholders on September 20th, 2002.

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

ITEM 11. SECURITY OWNERSHIP OF OWNERS AND MANAGEMENT

The following table sets forth, as of January 7, 2003, the ownership of each person known by us to be the beneficial owner of five percent or more of our common stock, each officer and director individually, and all officers and directors as a group. We have been advised that each person has sole voting and investment power over the shares listed below unless otherwise indicated.

     NAME AND ADDRESS                      AMOUNT AND NATURE    PERCENT
     OF BENEFICIAL OWNER                     OF OWNERSHIP     OF CLASS(1)
     ------------------------------------  -----------------  -----------

     Angelo Tullo(2)                               4,300,000         8.7%
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     Gregory B. Crane (3)                          1,077,500         2.2%
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     DeVal Johnson  (4)                            1,125,000         2.3%
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     David Iannini                                    50,000           *
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     Daniel L. Coury, Sr.                             50,000           *
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ  85205

     Peter Bergmann                                   50,000           *
     4840 East Jasmine Street
     Suite 105
     Mesa, AZ 85205

     NAME AND ADDRESS                      AMOUNT AND NATURE    PERCENT
     OF BENEFICIAL OWNER                     OF OWNERSHIP     OF CLASS(1)
     ------------------------------------  -----------------  -----------

     Matthew & Markson Ltd. (5)                   11,566,032        23.4%
     Woods Centre, Frair's Road
     P.O. Box 1407
     St. John's
     Antigua, West Indies

     Morris & Miller Ltd. (5)                     10,350,000        20.1%
     Woods Centre, Frair's Road
     P.O. Box 1407
     St. John's
     Antigua, West Indies

     Sunbelt Financial Concepts, Inc.              4,000,000         8.1%
     7579 East main Street
     #200
     Scottsdale, AZ 85251

     All Directors as a Group (7 persons)          6,652,500        13.4%

* Represents less than one percent (1%) of our issued and outstanding common stock.

(1) Based on shares outstanding as of January 7, 2003. This amount excludes 4,500,000 shares issued and held as collateral for obligations of YP.Net under two promissory notes. Upon timely payment of the notes, the shares will be returned to YP.Net for cancellation.
(2) Of which 4,000,000 shares are owned by Sunbelt Financial Concepts , Inc. ("Sunbelt") which are also shown separately in this table.. While Mr. Tullo is the President of Sunbelt, he has no ownership interest in Sunbelt, he does, however, share disposative powers over the stock owned by Sunbelt. Hickory Management is the owner of Sunbelt and Mr. Tullo is the control person of Hickory Management.
(3) Of which 1,000,000 shares are owned by Advertising Management and Consulting Services, Inc.("AMCS"). While Mr. Crane is the President of AMCS, he has no ownership interest in AMCS, although, as President of AMCS, he shares disposative power over the stock owned by AMCS. Adam Holding Trust is the owner of AMCS and Mr. Crane is the control person of Adam Holding Trust.
(4) Of which 1,000,000 shares owned by Advanced Internet Marketing, Inc. ("AIM"). Mr Johnson is President of AIM and his minor children are the beneficiaries of the trust which owns AIM.
(5) The number of shares held by Matthew & Markson, Ltd. ixcludes 2,000,000 shares issued as collateral for a note payable issued by YP.Net. Matthew & Markson has voting control of these shares. These shares will be returned to YP.Net and cancelled upon timely payment of the note. Ilse Cooper, AMT Director is the control person for both Matthew & Markson as well as Morris & Miller.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of Telco. In June 1999, the Company's predecessor acquired all of the outstanding stock of Telco in exchange for 17,000,000 shares of our common stock. Matthew & Markson, Ltd. and Morris & Miller, Ltd., as the shareholders of Telco, were issued 7,650,000 and 9,350,000 shares, respectively. As to these shares, the original acquisition agreement provided for certain Put rights that were later terminated. In exchange for cancellation of the Put rights, we agreed to provide each of the former Telco shareholders with a $10,000,000 credit facility. Loans made to these shareholders under this facility are to be secured by a pledge of our stock. Interest for borrowings under this facility is to be at least 0.25% higher than our average borrowing costs. No advances in excess of $1,000,000 may be made at any one time and no advances in excess of $1,000,000 are to be made unless we have available at least 30 days operating capital plus other reserves. No advances are permitted to be made if we are in default with respect to any of our lender obligations. As of September 30, 2002 $233,073 was advanced to Matthew & Markson.

Gregory B. Crane and DeVal Johnson were employees of and primarily involved in the start-up of Telco. Mr. Crane continues to serve as a liaison for the Company to Matthew & Markson, Ltd. and Morris & Miller, Ltd. and negotiated the acquisition of Telco by the Company's predecessor entity on behalf of the former Telco shareholders.

License of URL. In connection with the acquisition of Telco, the Company's predecessor entity also agreed to pay Matthew & Markson, Ltd. $5,000,000 as a discounted accelerated licensing payment for a 20-year license of the URL Yellow-Page. Net. The consideration was rendered under the terms of an Exclusive Licensing Agreement dated September 21, 1998, between Telco and Matthew & Markson, Ltd. The payment was originally to be paid in full upon the acquisition of Telco. However, the Company was unable to pay the entire consideration in cash. Therefore, the Company instead negotiated to pay the $5 million due in cash due at closing with a $3 million down payment and also executed a $2,000,000 Note (the "Note") to Matthew & Markson due on August 15, 1999.In addition, as a result of its failure to pay the entire $5 million in cash at closing, the Company incurred a $2 million penalty fee at this time although the Company was unaware of this obligation at that time because Matthew & Markson had not yet asserted its claim until July 2001.

On August 15, 1999The Company defaulted on the payment of the $2,000,000 Note . To extend this payment obligation to November 15, 1999, the Company agreed to provide, for the benefit of Matthew & Markson, $250,000 in tenant improvements for approximately one-half of our Mesa facility. The premises were leased to Matthew & Markson's designee ("BESI") for $1.00 per year throughout the term of the 5-year lease. The annual fair rental value of the lease premises is $4,500 per month. BESI purchased this lease from Matthew & Markson for a one-time payment of $75,000.

At the due date of the extension (November 15, 1999), the Company still had not paid the Note. Therefore, on November 15, 1999, we further extended the payment of the Note to January 15, 2000 by paying an extension fee of $200,000. On January 15, 2000, the Company again defaulted on the extention and the note was renegotiated to a demand note with monthly installments of $100,000 per month. Under the terms of the renegotiated Note, the payments may have been suspended if we did not have certain cash reserves or are otherwise in default under other obligations. The note was secured by 2,000,000 shares of our common stock held in escrow, to be returned for cancellation upon payment of the note. This Note has been paid in full but the collateral shares are still held by Matthew & Markson to secure payment of the penalty fee discussed below.

In July 2001, the Company was informed by Matthew & Markson that a $2,000,000 penalty fee was due on the original acquisition agreement as a result of the Company's failure to pay the entire $5 million due in cash at closing. On September 25, 2001, in settlement thereof, we agreed to pay Matthew Markson, Ltd., $550,000 and issued 4,000,000 shares of our common stock at $0.09, and the value is considered based upon the average bid and ask price as of September 25, 2001 and is in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

The $550,000 will be paid over a thirty-six month term at a 10.5% annual interest rate. Matthew Markson Ltd. has agreed and waived any future payments for the original default of the and extension fee for the acquisition of Telco. Matthew Markson Ltd will continue its security interest in the company and collateral shares held by Matthew Markson. Ltd. The balance due at year end was $115,866. See Footnote 12 to the Financial Statements.

SUNBELT FINANCIAL CONCEPTS, INC.

On September 20th, 2002, the Company and Sunbelt Financial Concepts, Inc. ("Sunbelt") entered into an Executive Consulting Agreement, which replaced a prior agreement, dated the previous September. The Sunbelt agreement has a term of 3 years. Angelo Tullo is the President of Sunbelt. The Sunbelt agreement provides that Mr. Tullo, through Sunbelt, will provide the Company with the services of Chief Executive Officer, Chairman and President among other administrative services and personnel. As part of the Sunbelt Agreement, Sunbelt will receive $32,000 per month with a 10% annual increase in each succeeding year, Board of Director fees and fees and reimbursements for certain ancillary items. In addition, the Sunbelt agreement also awarded Sunbelt 4 million shares of the Company's common stock, grossed-up for taxes, subject to achieving certain performance goals for the Company in Fiscal 2003. If such goals are not achieved, then part of the award is forfeited on a pro rata basis. The agreement also awarded a bonus of $208,000 to Sunbelt relating to performance in Fiscal 2002. As part of the agreement, Sunbelt's previous line of credit with the Company (on which $197,640 was outstanding at September 30, 2002 and repaid to the Company with interest subsequent to year end.) was cancelled and a Flex Compensation program was instituted which allows Sunbelt to draw up to $220,000 (increased by 10% on each anniversary date of this Agreement) as additional compensation, subject to sufficient cash on hand at the Company. In addition, the agreement contains a Due on Sale clause whereby if there is a change of control of the Company, as defined, then Sunbelt will receive the greater of 30% of the amounts due under the Agreement or 12 months worth of fees. As of March 31, 2003, Sunbelt had drawn approximately $200,000 under its Flex compensation agreement.

A previous separate agreement with Sunbelt, dated January 2002, wherein the Company leases two vehicles for Sunbelt in the Company's name, while Sunbelt pays the leases, remains in effect until the conclusion of the respective leases. The monthly amount of the leases for the vehicles are $1,079 and $1,111 respectively and the leases expire on January, 2005 and February, 2005 respectively.

While Mr. Tullo is the President of Sunbelt, he has no ownership interest in Sunbelt. As president of Sunbelt, he does, however, maintain disposative powers over the shares of Company stock issued to Sunbelt.

ADVERTISING MANAGEMENT & CONSULTING SERVICES, INC.

On September 20th, 2002, the Company and Advertising Management & Consulting Services, Inc. ("AMCS") entered into an Executive Consulting Agreement. The AMCS agreement has a term of three years. Mr. Crane is the President of AMCS. The AMCS agreement provides that Mr. Crane, through AMCS will provide the Company with the services of Director and Vice President - Marketing, among other administrative services and personnel. As part of the AMCS agreement, AMCS will receive $32,000 per month with a 10% annual increase in each succeeding year, Board of Director fees and fees and reimbursements for certain ancillary items. In addition, the AMCS agreement also awarded AMCS with 1 million shares of the Company's common stock, grossed-up for taxes, subject to achieving certain performance goals for the Company in Fiscal 2003. If such goals are not achieved, then part of the award is forfeited on a pro rata basis. The Agreement also awarded a bonus of $35,000 to AMCS relating to performance in Fiscal 2002. As part of the agreement with AMCS, a Flex Compensation program was instituted which allows AMCS to draw up to $50,000 (increased by 10% on each anniversary date of this Agreement) as additional compensation, subject to sufficient cash on hand at the Company. In addition, the agreement contains a Due on Sale clause whereby if there is a change of control of the Company, as defined, then AMCS will receive the greater of 30% of the amounts due under the agreement or 12 months worth of fees. As of March 31, 2003, AMCS had drawn $50,000 under its Flex compensation agreement.


ADVANCED INTERNET MARKETING, INC.

On September 20th, 2002, the Company and Advanced Internet Marketing, Inc. ("AIM") entered into an Executive Consulting Agreement.The AIM agreement has a term of three years. Mr. Johnson is the President of AIM, and AIM is wholly-owned by a trust for the benefit of Mr. Johnson's children. The AIM agreement provides that Mr. Johnson, through AIM, will provide the Company with the services of Director, Corporate Secretary and Vice President - Corporate Image, among other administrative services and personnel. As part of the AIM agreement, AIM will receive $18,000 per month with a 10% annual increase in each succeeding year, Board of Director fees, and fees and reimbursements for certain ancillary items. In addition, the agreement also awarded AIM with 1 million shares of Company common stock, grossed-up for taxes, subject to achieving certain performance goals for the Company in Fiscal 2003. If such goals are not achieved, then part of the award is forfeited on a pro rata basis. The agreement also awarded a bonus of $20,000 to AIM relating to performance in Fiscal 2002. As part of the agreement, a Flex Compensation program was instituted which allows AIM to draw up to $50,000 (increased by 10% on each anniversary date of this Agreement) as additional compensation, subject to sufficient cash on hand at the Company. In addition, the Agreement contains a Due on Sale clause whereby if there is a change of control of the Company, as defined, then AIM will receive the greater of 30% of the amounts due under the Agreement or 12 months worth of fees. As of March 31, 2003, AIM had drawn $30,000 under its Flex compensation agreement.


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

Subsequen to year end, the Company no longer leases its employees from CFS and has signed an agreement with An unrelated third party for such services.


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

Effective January 2002, we pay a base fee of $15,750 ,000 per month and then a monthly fee to BESI based on a price of .015 cents per mail piece, based on the number of mail pieces prepared and sent, and not less than a floor of $15,000 per month. The floor amount is reviewed for possible adjustment quarterly. In addition, BESI is to receive 25% of any documented savings it obtains for the Company on the Company's mailings. The Company paid BESI $231,750 in Fiscal 2002 and $23,000 in Fiscal 2001.

DLC Consulting

Effective September 30, 2002, the Company pays $10,000 monthly to DLC Consulting. DLC Consulting is owned by Daniel Coury Sr., a director of the Company. The payments relate to various financial, strategic and administrative services performed for the Company's Board of Directors.

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

     3.1 (1) Certificate of Restated Articles of Incorporation of Renaissance International, Inc.

     3.2 (4) Amended Articles - To change the name to YP.Net, Inc., and Authorized Capital Increase to 50,000,000 Form 8-K 7/6/98

     3.3 (4)   Amended  Articles - Name Change to YP.Net

     3.4 (4)   Certificate of Designation - Series B preferred shares

     3.5 (1)   By laws of Renaissance International Group, Ltd.

     3.6 (4)   Amended By-laws

     3.7       Certificate of Designation - Series E Preferred Stock

     10.1 (2)  1998 Stock Option Plan

     10.2      2002 Stock Option Plan

     10.3 (5) Agreement dated November 1, 2000 between Intelligenx, Inc. d/b/a i411.com and YP.Net

     10.4 (5) Forbearance Letter Agreement dated February 8, 2001 between Telco and Finova Capital Corporation

     10.5 (7)  Federal Trade Commission Settlement Agreement

     10.6 (7)  Hudson Consulting Group, Inc. Settlement Agreement

     10.7 (6)  S.G. Martin Securities LLC agreement with investment banker

     10.8 (8)  OAN contract with billing integrator

     10.9 (8)  Level 3, Inc. contract for ISP dial-up services

     10.10     Acxiom Licensing Agreement

     10.11     Info USA Master Database and Services Agreement

     10.12     Experian Database Extract License Agreement

     10.13(9) Lease between the Company and Art Grandlich dba McKellips Corporate Square

     10.14 Amendment to Lease between the Company and Art Grandlich dba McKellips Corporate Square and Addendum to Sublease Agreements

     10.15(10) Stock Purchase Agreement between the Company, Morris & Miller,
               Matthew & Markson and Telco Billing, dated September 21, 1998

     10.16 Amendment One to Stock Purchase Agreement between the Company, Morris & Miller,Matthew & Markson and Telco Billing

     10.17 Second Amendment to Stock Purchase Agreement between the Company, Morris & Miller, Matthew & Markson and Telco Billing

     10.18(10) License Agreement between the Company and Matthew & Markson

     10.19     Sunbelt Executive Consulting Agreement

     10.20     AMCS Executive Consulting Agreement

     10.21     AIM Executive Consulting Agreement

     10.22     BESI Mail Marketing Agreement

     10.23(9)  Agreement between the Company and Integretel, Inc.

     11        Statement Regarding Computation of Per Share Earnings:
               incorporated in Item 7 of the Audited Financial Statements for period ending September 30, 2000 and September 30, 2001

     21        Subsidiaries of YP.Net, Inc.

     99.1      Sarbanes-Oxley Certifications

1     Incorporated by reference from Form 10-QSB as filed May 6, 1998.
2     Incorporated by reference from Form S-8 as filed July 10, 1998.
3     Incorporated by reference from Form 10-QSB for the quarter ended June 30,
      2000.
4 Incorporated by reference from Form 10-QSB for the fiscal year ended September 30, 2000.
5 Incorporated by reference from Form 10-QSB for the quarter ended December 31, 2000
6     Incorporated by reference from Form 10-QSB for the quarter ended March 31,
      2001
7     Incorporated by reference from Form 10-QSB for the quarter ended June 30,
      2001
8     Incorporated by reference from Form 10-KSB for the year ended September
      30, 2001
9     Incorporated by reference from Form 10-KSB for the year ended September
      30, 1999
10    Incorporated by reference from Form 8-K/A, filed November 12, 1998



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

                                  YP.NET, INC.



Dated: March 31, 2003            By  /s/  Angelo Tullo
                                     --------------------------------------
                                       Angelo Tullo, Chairman of the Board
                                       (Principal Executive Officer)

Dated: March 31, 2003                /s/  David Iannini
                                     --------------------------------------
                                       Chief Financial Officer
                                       (Principal Accounting Officer)





                               BOARD OF DIRECTORS



Dated: March 31, 2003            By  /s/  Angelo Tullo
                                     --------------------------------------
                                       Angelo Tullo

Dated: March 31, 2003            By  /s/  Gregory B. Crane
                                     --------------------------------------
                                        Gregory B. Crane


Dated: March 31, 2003            By  /s/  Daniel L. Coury, Sr.
                                     --------------------------------------
                                        Daniel L. Coury, Sr.


Dated: March 31, 2003            By  /s/  Peter Bergmann
                                     --------------------------------------
                                        Peter Bergmann


Dated: March 31, 2003            By  /s/  DeVal Johnson
                                     --------------------------------------
                                        DeVal Johnson

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

Date:  March 31, 2003               /s/ Angelo Tullo
                                      Angelo Tullo
                                      Chairman

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

Date:  March 31, 2003               /s/ David Iannini
                                      David Ianninil,
                                      Chief  Financial  Officer