Form 10QSB/A
period 2002-12-31
YP NET INC
filed 2003-04-10
CIK 1045742

================================================================================

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              --------------------
                                  FORM 10-QSB/A
                              --------------------

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

The Company uses Simple.Net, Inc. ("SN"), an internet service provider beneficially owned by a director (DeVal Johnson) of the Company, to provide internet dial-up and other services to its customers (See Footnote 9 to the financial statements). SN charges the Company's customers $2.50 per month for such internet access.

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

4.   ACCOUNTS RECEIVABLE

     The Company provides billing information to third party billing companies for the majority of its monthly billings. Billings submitted are "filtered" (ie. Delete invalid phone numbers etc.) by these billing companies and the LEC's. Net accepted billings are recognized as revenue and accounts receivable. The billing companies remit payments to the Company on the basis of cash ultimately received from the LEC's by those billing companies. The billing companies and LEC's charge fees for their services which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. These balances have been classified as long-term assets in the accompanying balance sheet.

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

The Company uses Simple.Net, Inc. ("SN"), an internet service provider beneficially owned by a director (DeVal Johnson) of the Company, to provide internet dial-up and other services to its customers (See Footnote 9 to the financial statements). SN charges the Company's customers $2.50 per month for such internet access.

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

     Cost of services for the three- month periods ended December 31, 2002 and December 31, 2001 were $1,822,150 and $1,184,277, respectively. Cost of services is comprised of billing aggregator dilution expenses, certain direct mailer marketing costs and the amortization of such costs, allowances for bad debt and our billing costs including billing fees charged by our billing aggregators. Dilution expenses include customer credits and any other receivable write-downs. The primary reason our cost of services has continued to increase is due to the previously mentioned increase in preferred listing customers. Cost of services as a percent of net revenue fell to approximately 31% for the three months ended December 31, 2002 compared to approximately 39% for the same period in the prior fiscal year as a result of the leveraging of our fixed overhead due to the increased preferred listing customers. Also, previously implemented filtering procedures (ie. Delete wrong phone numbers, etc.) continue to assure the proper filtering of our customer base to the correct LEC for billing purposes to reduce dilution. Further, our customer contact program has allowed the Company to obtain current information on its customers who have moved or changed the names of their businesses further reducing dilution.

     General and administrative expense for the three-month periods ended December 31, 2002 and December 31, 2001 were $1,376,078 and $865,801, respectively. General and Administrative expenses increased due to an increase in costs and employees relating to our growth in preferred listing customers, our Quality Assurance and Outbound marketing initiatives, as well as an increase in certain officers compensation relating to executive services contracts which provide the Company with the services of such officers. As a percent of net revenues, such expenses declined to approximately 24% from approximately 29% in the comparable prior year period.

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

     Net income before taxes for the three-month periods ended December 31, 2002 and December 31, 2001 were $1,821,486 and $726,534, respectively. Net income for the three-month periods ended December 31, 2002 and December 31, 2001 were $1,092,892 , or $0.02 per diluted share, and $306,349, or $0.01 per diluted share, respectively. Net income increased due to the increase in preferred listing customers cited above with a less than corresponding increase in the expenses to service such customers due to nature of certain fixed infrastructure expenses which do not necessarily increase as revenues increase.

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

     We have repaid almost all of our debt. We believe that we will continue to generate adequate cash flow from our operations to service our remaining debt. As part of our "Puts" settlement agreement, we have a commitment to provide up to $10,000,000 in loans to each of the M&M's (Morris & Miller, Ltd. and Matthew & Markson, Ltd.). Those funding commitments are contingent upon the Company having sufficient cash flow for its operations. Any amounts advanced to the M&M's are to be repaid to the Company and can be offset against amounts owed to the M&M's. We do not believe that the M&M's will make significant requests for funding under this commitment since the M&M's are our largest shareholders and any such advances would adversely affect our liquidity

On September 20, 2002, the Company entered into Executive Consulting Agreements with Sunbelt Financial Concepts Inc. ("Sunbelt"), Advertising Management and Consulting Services, Inc. ("AMCS") and Advanced Internet Marketing Inc. ("AIM") relating to the employment of three executive managers and their respective staffs. As part of these agreements a Flex Compensation program was instituted. Under these agreements, each of Sunbelt, AMCS and AIM may annually draw up to $220,000, $50,000 and $50,000 respectively subject to sufficient cash on hand at the Company. The amounts are increased by 10% annually and also contain a Due on Sale Clause, whereby if there is a change of control of the Company, as defined, then the respective agreements allows each to receive the greater of 30% of the amounts due under the respective agreements or 12 months worth of fees. As of March 31, 2003, Sunbelt, AMCS and AIM had drawn approximately $200,000, $50,000 and $50,000 respectively under these Flex agreements.

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

ITEM 3 - CONTROLS AND PROCEDURES

     As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried on under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Principal Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

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

The Company issued the following shares:

     - 4,000,000 shares ( value of $300,000) to Sunbelt Financial Concepts, Inc. ("Sunbelt"), for services provided to the Company. Angelo Tullo, the Company's CEO and Chairman, is President of Sunbelt;
     - 1,000,000 shares (value of $75,000) to Advertising Management and Consulting Services, Inc. ("AMCS") for services rendered to the Company. Greg Crane, Company's Vice President of Marketing and a Director, is President of AMCS;
     - 1,000,000 shares (value of $75,000) to Advanced Internet Marketing, Inc.("AIM") for services rendered to the Company. DeVal Johnson, the Company's Secretary and Director is President of AIM;and
     - 50,000 shares (value of $3,750) to David J. Iannini,the Company's CFO, for services rendered as such.

The restricted shares were issued based upon the average bid and ask prices at the time of issuance ($0.075) and were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.

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