Form 10QSB
period 2003-03-31
YP NET INC
filed 2003-05-15
CIK 1045742

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

                  For the quarterly period ended March 31, 2003

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

Yes     X          No
    -----------       ------------

     The number of shares of the issuer's common equity outstanding as of May 6, 2003 was 42,680,722 shares of common stock, par value $.001.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes               No        X
    -----------       ------------

                                  YP.NET, INC.
                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED MARCH   31, 2003

                                TABLE OF CONTENTS

                                     PART I
FINANCIAL INFORMATION                                                       PAGE

Item 1.  Financial  Statements

               Consolidated Balance Sheet
                    as of March 31, 2003 . . . . . . . . . . . . . . . . . . . 4
               Consolidated Statements of Operations
                    for the Three and Six Month Periods
                    Ended March 31, 2003 and March 31, 2002 . . . . . . . . .  5
               Consolidated  Statements  of  Cash  Flows
                    for the Six Month Periods Ended March 31, 2003 and
                    March 31, 2002 . . . . . . . . . . . . . . . . . . . . . . 6
               Notes to the Consolidated Financial Statements . . . . . . . 8-14

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results  of  Operations. . . . . . . . . . . . . . . . . . .15-22

Item 3.  Controls  and  Procedures. . . . . . . . . . . . . . . . . . . . . . 23

                                     PART II
                                OTHER INFORMATION

Item  1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  23
Item  2.  Changes  in  Securities  . . . . . . . . . . . . . . . . . . . . .  23
Item  6.  Exhibits  and  Reports  on  Form  8-K  . . . . . . . . . . . . . .  24


                                   SIGNATURES


CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      UNAUDITED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2003
ASSETS:

CURRENT ASSETS
   Cash and equivalents                                                               $   839,062
   Accounts receivable, net of allowance for doubtful accounts of $2,531,937            5,663,712
   Prepaid expenses and other current assets                                              267,544
                                                                                      ------------
      Total current assets                                                              6,770,318

ACCOUNTS RECEIVABLE, long term portion, net of allowance
      for doubtful accounts of $259,423                                                   605,307

CUSTOMER ACQUISITION COSTS, net of accumulated amortization of $1,124,052               2,636,887

PROPERTY AND EQUIPMENT, net                                                               632,207

DEPOSITS AND OTHER ASSETS                                                                  98,631

INTELLECTUAL PROPERTY- URL, net of accumulated amortization of $1,667,586               3,398,864

ADVANCES TO AFFILIATES                                                                    743,194
                                                                                      ------------
    TOTAL ASSETS                                                                      $14,885,408
                                                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                                   $   344,080
   Accrued liabilities                                                                     78,184
   Due to Affiliates                                                                       14,017
   Deferred income taxes                                                                  238,932
   Income taxes payable                                                                 2,059,516
                                                                                      ------------
      Total current liabilities                                                         2,734,729

NOTES PAYABLE - long term portion                                                         115,868

DEFERRED INCOME TAXES                                                                       9,383
                                                                                      ------------

      Total liabilities                                                                 2,859,980
                                                                                      ------------

STOCKHOLDERS' EQUITY:
   Series E convertible preferred stock, $.001 par value, 200,000 shares authorized,
        131,840 issued and outstanding, liquidation preference $39,552                        132
   Common stock, $.001 par value, 50,000,000 shares authorized,
        48,999,340 issued                                                                  48,999
   Paid in capital                                                                      4,745,981
   Treasury stock at cost                                                                (331,818)
   Retained earnings                                                                    7,562,134
                                                                                      ------------
      Total stockholders' equity                                                       12,025,428
                                                                                      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $14,885,408
                                                                                      ============


       See the accompanying notes to these unaudited financial statements

                                                   YP.NET, INC.
                                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE AND SIX MONTH PERIODS  ENDED MARCH  31, 2003 AND MARCH 31, 2002


                                                Three Months         Six Months         Three Months          Six Months
                                                Ended March 31,     Ended March 31,    Ended March 31      Ended March 31,
                                                     2003                2003               2002                2002
                                              ------------------  ------------------  -----------------  ------------------
NET REVENUES                                  $       6,849,044   $      12,590,499   $       2,839,438  $       5,832,839
                                              ------------------  ------------------  -----------------  ------------------

OPERATING EXPENSES:
     Cost of services                                 1,848,966           3,671,116             733,402          1,917,679
     General and administrative expenses              1,666,108           3,042,186           1,030,889          1,888,671
     Sales and marketing expenses                       862,939           1,495,374              85,454            139,333
     Depreciation and amortization                      159,306             298,238             151,721            300,100
                                              ------------------  ------------------  -----------------  ------------------
         Total operating expenses                     4,537,319           8,506,914           2,001,466          4,245,783
                                              ------------------  ------------------  -----------------  ------------------

OPERATING INCOME                                      2,311,725           4,083,585             837,973          1,587,055
                                              ------------------  ------------------  -----------------  ------------------

OTHER (INCOME) AND EXPENSES
     Interest (income) expense                          (12,069)            (12,789)                  -             (5,570)
     Other (income) expense                            (180,980)           (229,886)              9,584             36,994
                                              ------------------  ------------------  -----------------  ------------------

     Total other (income)expense                       (193,049)           (242,675)              9,584             31,424
                                              ------------------  ------------------  -----------------  ------------------

INCOME BEFORE INCOME TAXES                            2,504,774           4,326,260             828,390          1,555,631

INCOME TAX  PROVISION (BENEFIT)                         999,853           1,728,447             208,102            628,287
                                              ------------------  ------------------  -----------------  ------------------

NET INCOME                                    $       1,504,921   $       2,597,813   $         620,288  $         927,344
                                              ==================  ==================  =================  ==================

NET INCOME PER SHARE:
  Basic                                       $            0.03   $            0.06   $            0.01  $            0.02
                                              ==================  ==================  =================  ==================

  Diluted                                     $            0.03   $            0.06   $            0.01  $            0.02
                                              ==================  ==================  =================  ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                              43,271,333          42,011,711          43,813,680         43,813,680
                                              ==================  ==================  =================  ==================

  Diluted                                            43,271,333          42,011,711          43,813,680         43,813,680
                                              ==================  ==================  =================  ==================

       See the accompanying notes to these unaudited financial statements

                                          YP.NET, INC.
                       UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX  MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH  31, 2002

                                                                SIX MONTHS          SIX MONTHS
                                                              ENDED MARCH 31,     ENDED MARCH 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                              2003                2002
                                                            ------------------  ------------------
  Net income                                                $       2,597,813   $         927,344
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                       298,239             300,099
  Income recognized on forgiveness of debt                            (45,362)                  -
  Deferred income taxes                                               155,175            (226,573)
  Officers & consultants paid common stock                            453,750                   -
  Common stock surrendered                                           (160,979)                  -
  Changes in assets and liabilities:
    Trade and other accounts receivable                            (2,283,431)           (346,037)
    Customer acquisition costs                                     (1,218,660)           (646,428)
    Prepaid and other current assets                                 (113,628)           (153,272)
    Other assets                                                       52,096                   -
    Receivable from affiliate                                        (110,121)                  -
    Accounts payable                                                  148,684             242,277
    Accrued liabilities                                              (105,603)            (36,454)
    Due to affiliates                                                  14,017                   -
    Income taxes payable                                            1,573,273             854,860
    Deferred revenue                                                        -                   -
                                                            ------------------  ------------------
          Net cash  provided by operating activities                1,255,263             915,816
                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made to affiliates and related parties                    (400,000)            (62,857)
  Acquisition Costs WPI                                                     -             (60,492)
  Purchases of  intellectual property                                  (6,761)            (14,078)
  Purchases of  equipment                                            (469,548)            (69,459)
                                                            ------------------  ------------------
          Net cash (used in)  investing activities                   (876,309)           (206,886)
                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                  147,000                   -
  Principal repayments on notes payable                              (454,000)         (1,051,743)
                                                            ------------------  ------------------
          Net cash (used)/provided by financing activities           (307,000)         (1,051,743)
                                                            ------------------  ------------------

INCREASE IN CASH                                                       71,954            (342,813)

CASH, BEGINNING OF PERIOD                                             767,108             683,847
                                                            ------------------  ------------------

CASH, END OF PERIOD                                         $         839,062   $         341,034
                                                            ==================  ==================

       See the accompanying notes to these unaudited financial statements

                  Six month        Six month
                period ended     period ended
               March 31, 2003   March 31, 2002
               ---------------  ---------------
Interest Paid  $         9,545  $        61,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2003 AND MARCH 31, 2002

1.   Basis of Presentation

     The accompanying unaudited financial statements represent the consolidated financial position of YP.Net, Inc. ("the Company") for the three and six month periods ended March 31, 2003, and March 31, 2002, which includes results of operations of the Company and Telco Billing, Inc. ("Telco"), its wholly owned subsidiary, and statement of cash flows for the six month periods ended March 31, 2003 and March 31, 2002. These statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made.

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

     As our primary source of revenue, we offer "preferred" listings to businesses for a monthly fee (generally $17.95). The "preferred" listing provides a business with a priority placement listing over non-paying listings and is displayed in a bigger and bolder font at the beginning of, or in the first section of the user's search results - thus featuring our paying customers more prominently to user's of our website. In addition, our paying customers get a Mini-Webpage(TM) which includes a 40-word description of their business, their hours of operation and other useful information, a direct link to the paying customers website, (if they have one and it is provided by the advertiser), map, driving directions to the paying customers location and more. We market for advertisers of our "preferred" listing service ,under the name "Yellow-Page.Net, exclusively to businesses through a direct mail solicitation program. The solicitation includes a promotional incentive (ie. generally a $3.50 check) which, if cashed by the business, automatically signs the business up for the Preferred Listing service for an initial twelve month period with automatic renewals thereafter. This easy subscription process provides a written confirmation (ie. the check) of the subscription by the newly subscribing business, which is verified by an independent third party (i.e the paying customers depositing bank). To additionally insure the intention of sign-up, the Company then mails a written confirmation card to the newly subscribing business generally within 30 days from activation. The Company also provides a 120-day cancellation period whereby the subscribing business may cancel and receive a full refund of any amounts paid to the Company.

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

     From August through March 1999, we abandoned all subsidiaries previously involved in the multi-media software and medical billing and practice management areas. With the acquisition of Telco, our business focus shifted to the Internet yellow page services business and this business is currently our main source of revenue. Telco is operated as our wholly owned subsidiary.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents: This includes all short-term highly liquid
     -------------------------
     investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At March 31, 2003, cash deposits exceeded those insured limits by $ 634,000

     Principles of Consolidation: The consolidated financial statements include
     ---------------------------
     the accounts of the Company and its wholly owned subsidiary, Telco Billing, Inc. All significant intercompany accounts and transactions are eliminated.

     Customer Acquisition Costs: These costs represent the direct response
     --------------------------
     marketing costs that are incurred as the primary method by which customers subscribe to the Company's services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eighteen months, the estimated average period of retention for new customers. The Company capitalized costs of $1,358,902 and $2,342,712 during the three and six months ended March 31, 2003 respectively. The Company amortized $640,996 and $1,124,049, respectively, of total capitalized costs during the three and six months ended March 31, 2003 .

     The Company also incurs advertising costs that are not considered direct-response advertising. These other advertising costs are expensed when incurred. These advertising expenses were $221,941 and $377,322 for the three and six months ended March 31, 2003, respectively.

     Revenue Recognition: The Company's revenue is generated by customer
     -------------------
     subscriptions of directory and advertising services. Revenue is billed and recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers ("LEC's") that provide local telephone service. Monthly subscription fees are generally included on the telephone bills of the customers. The Company recognizes revenue based on net billings accepted by the LEC's. Due to the periods of time for which adjustments may be reported by the LEC's and the billing companies, the Company estimates and accrues for dilution and fees reported subsequent to year-end for initial billings related to services provided for periods within the fiscal year. Refunds are estimated based upon historical experience and are recorded as a reduction in revenue .

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

     Net Income Per Share: Net income per share is calculated using the weighted
------------------------
     average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128, Earnings Per Share.

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

     The Company experiences significant dilution of its gross billings by the billing companies. The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience. The Company's cash flow may be affected by holdbacks, fees, and other matters which are determined by the LEC's and the billing companies as well as by refunds to customers.


5.   INTELLECTUAL PROPERTY

     The URL is recorded at its cost net of accumulated amortization. Management believes that the Company's business is dependent on its ability to utilize this URL given the recognition of the Yellow page term. Also, its current
                                             -----------
     customer base relies on the recognition of this term and URL as a basis for maintaining the subscriptions to the Company's service. Management believes that the current revenue and cash flow generated through use of Yellow-page.net supports the carrying of the asset. The Company
     ---------------
     periodically analyzes the carrying value of this asset to determine if impairment has occurred. No such impairments were identified during the year ended September 30, 2002 or the three months ended March 31, 2003. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $93,032 and $186,440 for the three and six months ended March 31, 2003, respectively.

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

          Income taxes for three and six months ended March 31, is summarized as follows:


                                             Three
                                            Months    Six Months
                                             Ended       Ended
                                           March,31    March 31,
                                           ---------  -----------
                                             2003        2003
                                           ---------  -----------
     Current Provision                     $ 888,889  $ 1,576,233
     Deferred (Benefit) Provision            110,964      152,214
                                           ---------  -----------

     Net income tax provision              $ 999,853  $ 1,728,447
                                           =========  ===========

     At March 31, 2003, deferred income tax assets related to differences in book and tax bases of accounts receivable, direct marketing costs and intangible assets.

     At March 31, 2003 deferred tax liabilities were comprised of differences in book and tax bases of customer acquisition costs and property and equipment respectively.


7.   STOCKHOLDERS' EQUITY

Series  E  Convertible  Preferred  Stock
----------------------------------------

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

     During the year ended September 30, 2002, pursuant to an existing tender offer, holders of 131,840 shares of the Company's common stock exchanged said shares for an equal number of the Series E Convertible Preferred shares, at the then $0.085 market value of the common stock. As of March 31, 2003, the liquidation preference value of the outstanding Series E Convertible Preferred Stock was $39,552, and dividends totaling $1,483 had been accrued associated with said shares.

Common  Shares  Received  and  Retired  Under  Legal  Settlements--
-------------------------------------------------------------------
Treasury  Stock
---------------

     During the three months ended March 31, 2003, the Company reacquired 500,000 shares of its common stock in connection with a settlement with an attorney formerly on retainer to the Company. The Company had issued these shares to the attorney as consideration for services. The portion of the settlement which includes the return of the shares is recorded at the market value of the shares at the settlement date. The Company recognized an expense on this settlement of approximately $90,000. At March 31, 2003, there were 6,318,618 shares of stock held in treasury.

8.   NET INCOME PER SHARE

          Net income per share is calculated using the weighted average number of shares of common stock outstanding during the three and six months ended March 31, 2003, respectively. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were $494 and $989 preferred stock dividends in the three and six months ended March 31, 2003, respectively. Warrants to purchase 500,000 shares of common stock were excluded from the calculation for the three months ended March 31, 2003. The exercise price of those warrants was greater than the trading value of the common stock and therefore inclusion of such would be anti-dilutive. Also excluded from the calculation were 131,840 shares of Series E Convertible Preferred Stock issued during the year ended September 30, 2002, which are considered anti-dilutive due to the cash payment required by the holders of the securities at the time of conversion. The following presents the computation of basic and diluted loss per share from continuing operations for the three and six months ended March 31,:

                                               2003                             2003
                                            ----------                       ----------
                                 Three                            Six
                                 Months                           Months
                                 Ended                            Ended
                                March 31,                        March 31,
                                  2003                             2003
                               -----------  ----------  ------  -----------  ----------  ------
                                                         Per                              Per
                                 Income       Shares    Share     Income       Shares    share
                               -----------  ----------  ------  -----------  ----------  ------
Net  Income                    $1,504,921                       $2,597,813
Preferred stock dividends            (494)                            (989)

Income available to common
 Stockholders                  $1,504,427                       $2,596,824
                               ===========                      ===========
BASIC EARNINGS PER SHARE:

Income available to common
 stockholders                  $1,504,427   43,271,333  $ 0.03  $2,596,824   42,011,711  $ 0.06
                               ===========              ======  ==========               ======
Effect of dilutive securities

DILUTED EARNINGS PER SHARE     $1,504,427   43,271,333  $ 0.03  $2,596,824    42,011,71  $ 0.06
                               ===========              ======  ==========               ======

9.   RELATED PARTY TRANSACTIONS

     During the three and six months ended March 31, 2003, the Company conducted transactions with entities affiliated with the Company because of commonality in members in management or direct or indirect control of the affiliate by a member or members of the Company's management. The following summarizes those transactions:

                                                                 Three        Six
                                                                 Months      Months
                                                                 Ended       Ended
                                                               March 31,   March 31,
                                                                  2003        2003
           Entity                                                Amount      Amount
           ------                                              ----------  ----------

     Simple.Net, Inc. ("SN")                                   $   80,523     136,626
     Commercial Finance Services d/b/a/ HR Management ("CFS")     162,579     528,630
     Business Executive Services, Inc.                             62,242     110,242
     Advertising Management Specialists, Inc.                     209,837     306,235
     Advanced Internet Marketing                                   71,901     162,331
     DLC Consulting                                                30,000      60,000
     Sunbelt                                                      232,520     604,851
                                                               ----------  ----------
                                                               $  849,602  $1,908,915
                                                               ==========  ==========

     These entities provide consulting, employee leasing and marketing services to the Company. The above amounts represent payments made to these entities during the period. CFS sold the payroll processing portion of its business during the quarter ended March 31, 2003 and the Company no longer does its payroll processing business with CFS.

     In addition to these transactions, the Company also provides customer and technical support to Simple.net for a fee. These fees are included in other income and amounted to $276,155 for the six months ended March 31, 2003.

     During the six months ended March 31, 2003, the Company advanced $400,000 to entities ($200,000 to Mathew & Markson and $200,000 to Morris & Miller) that are significant shareholders of the Company. In accordance with the instructions that the Company received from said shareholders, the Company has made payments ($100,000 in the first quarter of Fiscal 2003) to third parties (including related parties) on behalf of the stockholders and applied those payments as a reduction to the note payable The balance due from each of these entities was $447,415 from Mathew & Markson and $206,074 from Morris & Miller at March 31, 2003.

     During the three month period ended March 31, 2003, the Company's board of directors resolved to pay for the costs of defending a civil action filed against its CEO and Chairman. The action involves a business that the CEO was formerly involved inThe Board action includes any other officers and directors that may potentially become involved in this civil action. Through March 31, 2003, the Company has paid approximately $151,000 on behalf of its CEO relative to this matter. This civil action remains unresolved. At this time, the Company cannot estimate what additional costs may be incurred to continue covering the costs related to this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains certain forward-looking statements, including those regarding the Company and its subsidiaries' expectations, intentions, strategies and beliefs pertaining to future performance. All statements contained herein are based upon information available to the Company's management as of the date hereof, and actual results may vary based upon future events, both within and without management's control.

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

As our primary source of revenue, we offer "preferred" listings to businesses for a monthly fee (generally $17.95). The "preferred" listing provides a business with a priority placement listing over non-paying listings and is displayed in a bigger and bolder font at the beginning of, or in the first section of the user's search results - thus featuring our paying customers more prominently to user's of our website. In addition, our paying customers get a Mini-Webpage(TM) which includes a 40-word description of their business, their hours of operation and other useful information, a direct link to the paying customers website, (if they have one and it is provided by the advertiser), map, driving directions to the paying customers location and more. As of March 31,, 2003 we have approximately 279,071 "preferred" listing advertisers who have subscribed for this enhanced advertising service. This represents less than 2% of the estimated available market for preferred listings. We market for advertisers of our "preferred" listing service ,under the name "Yellow-Page.Net, exclusively to businesses through a direct mail solicitation program. The solicitation includes a promotional incentive (ie. generally a $3.50 check) which, if cashed by the business, automatically signs the business up for the Preferred Listing service for an initial twelve month period with automatic renewals thereafter. This easy subscription process provides a written confirmation (ie. the check) of the subscription by the newly subscribing business, which is verified by an independent third party (ie. the paying customers depositing bank). To additionally insure the intention of sign-up, the Company then mails a written confirmation card to the newly subscribing business generally within 30 days from activation. The Company also provides a 120-day cancellation period whereby the subscribing business may cancel and receive a full refund of any amounts paid to the Company.

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

From August through March 1999, we abandoned all subsidiaries previously involved in the multi-media software and medical billing and practice management areas. With the acquisition of Telco, our business focus shifted to the Internet yellow page services business and this business is currently our main source of revenue. Telco is operated as our wholly owned subsidiary.

                                GROWTH INITIATIVES

PRIMARY GROWTH STRATEGIES

PREFERRED LISTINGS-We currently derive almost all of our revenue from selling Preferred Listings for the search results on our website. A Preferred Listing is displayed at the beginning of search results in response to a user's specific search query. A Preferred Listing is enhanced on the display of search results and includes a "Mini-Webpage(TM)" listing where the paying customer can use up to 40 words to advertise; among other features. Our primary growth strategy is to obtain a significantly greater number of Preferred Listings given the large, estimated potential available market for such listings. As part of this strategy, the Company has re-instituted its marketing program and plans to regularly solicit its potential customer base of approximately 18 million businesses through its direct mail solicitation program. As a result of such program, the Company has increased its customer count from approximately 86,000 at March 31, 2002 to 279,071 at March 31, 2003.

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

RECENT EVENTS

During the quarter ended March 31, 2003 and prior to this filing, the Company entered into several contracts relating to its business. The Company signed a contract with Palm, Inc. to become a provider of "yellow page" information on Palm's PDA's (personal data assistant). The cost of this agreement was $20,000 up-front for two years. In addition, the Company also signed a cross marketing and cross placement agreement with Pike Street Industries for $20,000 per month. The Company also recently signed a contract with Switchboard Incorporated which allows preferred listing customers of YP.Net to be included in the "Featured Listing" section of Switchboard.com's internet "yellow pages". This agreement is for one year initially and is renewable unless either party terminates the agreement. The agreement involves a minimum monthly payment of $20,000 by the Company and the payment may increase depending upon the number of YP.Net preferred listing customers listed on the Swithboard.com. website. The Company believes each of these agreements will increase the number of page views for our customers and also provides the customers of such cross placement websites the ability to also achieve additional page views by being listed on the YP.Net-related websites.

During the quarter ended March 31, 2003 and prior to this filing, the Company's unsecured trade acceptance facility with AcTrade Financial Technologies, Ltd. was increased to $250,000 from $150,000. Such financings are conducted through the Company's wholly-owned subsidiary, Telco Billing, Inc., and in conjunction with the Company's vendors. Also, the Company signed an unsecured credit facility of $250,000 with Bank of the Southwest. The facility is for one year and interest on borrowings, if any, will be at an interest rate of 0.5% above the Prime Rate, as defined. Also, the Company signed a new service agreement with eBillit, Inc. (formally Integretel), a current provider of billing aggregator services to the Company,

RESULTS OF OPERATIONS

     Revenue for the three month period ended March 31, 2003, was $6,849,044 compared to $2,839,438 for the three month period ended March 31, 2002 an increase of over 140%. For the six month periods ended March 31, 2003 and 2002, revenue increased to $12,590,499 from $5,832,839, an increase of over 115%. The increase in revenue is primarily the result of an increase in preferred listing customers. Preferred listing customers increased to 279,071 at March 31, 2003 compared to approximately 86,000 preferred listing customers at March 31, 2002, an increase of over 220%. Compared to the 113,565 preferred listing customers at September 30, 2002, the beginning of this fiscal year, the number of preferred listing customer has grown by 145% thus far this fiscal yearThe increase in preferred listing customers is the result of our direct mail solicitation marketing efforts.

     Cost of services for the three month periods ended March 31, 2003 and March 31, 2002 were $1,848,966 and $733,402, respectively, an increase of approximately 150%. Cost of services for the six months ended March 31, 2003 and 2002 were $3,671,116 and $1,917,679, respectively, an increase of approximately 90%. Cost of services is comprised of billing aggregator dilution expenses, certain direct mailer marketing costs and the amortization of such costs, allowances for bad debt and our billing costs including billing fees charged by our billing aggregators. Dilution expenses include customer credits and any other receivable write-downs. The primary reason our cost of services has continued to increase is due primarily to the previously mentioned increase in preferred listing customers as well as increased dilution and billing fees resulting from our direct solicitation mailing efforts. Cost of services as a percent of net revenue was approximately 27% for the three months ended March 31, 2003 compared to approximately 26% for the same period in the prior fiscal year. Cost of services as a percent of net revenue was essentially flat comparing the three months ended March 31, 2003 with the comparable period in 2002 due the previously mentioned increased dilution and billing fees. These increased costs were offset by the leveraging of our fixed cost infrastructure over a larger customer base. For the six months ended March 31, 2003 and 2002, Cost of services as a percent of net revenue was 29% and 33%, respectively. This improvement is the result of the leveraging of our fixed infrastructure over a larger customer base compared to previous years period offset by the previously-mentioned increased costs relating to dilution and billing fee.

     General and administrative expense for the three month periods ended March 31, 2003 and March 31, 2002 were $1,666,108 and $1,030,889, respectively, an increase of approximately 62%. For the six months ended March 31, 2003 and 2002, such expenses were 3,042,186 and 1,888,671, respectively, an increase of approximately 61%. General and administrative expenses increased due to an increase in costs and employees relating to our growth in preferred listing customers, our Quality Assurance and Outbound marketing initiatives as well as an increase in certain officers compensation relating to employment contracts with such officers. In addition, during the three month period ended March 31, 2003, the Company's Board of Directors resolved to pay for the costs of defending a civil action filed against its CEO and Chairman. The action involves a business that the CEO was formerly involved in. The Company and at least one officer have received subpoenas in connection with this matter and the Board believes that it is important to help resolve this matter as soon as possible. The Board action includes the payment of legal and other fees for any other officers and directors that may become involved in this civil action. Through March 31, 2003, the Company has paid $150,930 on behalf of its CEO relative to this matter. This civil action remains unresolved. At this time, the Company cannot estimate what additional costs may be incurred to continue covering the costs related to this matter, but all such costs shall be deemed to be additional compensation to the CEO. As a percent of net revenue, general and administrative expenses were 24% for the three months ended March 31, 2003 compared to 36% for the comparable period in 2002. For the six months ended March 31, 2003, general and administrative expenses as a percent of net revenue were 24% compared to 32% for the comparable period in 2002. The reduction in general and administrative expenses as a percent of net revenue is the result of the leveraging our fixed cost infrastructure over a larger customer base.

     Sales and marketing expenses are primarily the costs associated with our marketing relating to our direct mail solicitations. Sales and marketing expenses for the three month periods ended March 31, 2003 and March 31, 2002 were $862,939 and $85,454, respectively, an increase of approximately 900%. For the six months ended March 31, 2003 and 2002, sales and marketing expenses were $1,495,374 and $139,333, respectively, an increase of almost 1000%. The primary reason for the increase in sales and marketing is due to the Company fully re-instituting its marketing solicitation program and the implementation of new market strategies and modification of direct mail marketing pieces. Such marketing has resulted in the increase in preferred listing customers cited previously. We capitalize certain direct marketing expenses and amortize those costs over an 18 month period based on the customer attrition rates analyzed by the Company. As a percent of net revenues, sales and marketing expenses were 13% and 3% for the three month periods ended March 31, 2003 and 2002, respectively. For the six month periods ended March 31, 2003 and 2002, sales and marketing expenses as a percent of net revenue were 12% and 2%, respectively. The increase in sales and marketing expenses as a percent of net revenue results from the full re-institution of our marketing program.

Depreciation and amortization primarily relates to the amortization of the Company's intellectual property and depreciation of equipment. Regarding the Company's intellectual property, the cost of our Yellow-Page.Net URL license was
                                                ---------------
capitalized at $5,000,000. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $93,032 and $101,250 for the three month periods ended March 31, 2003 and March 31, 2002, respectively. For the six months ended March 31, 2003 and 2002, amortization expense on the URL were $186,440 and $202,500, respectively. Annual amortization expense in future years related to the URL is anticipated to be approximately $200,000-$300,000. Depreciation and amortization for the three and six month periods ended March 31, 2003 did not change significantly compared to the comparable periods in 2002. However, with the significant equipment purchases relating to the Company's previously- mentioned infrastructure additions, depreciation expense is expected to increase in future periods.

     Interest income, net of interest expense for the three month periods ended
March 31, 2003 and March 31, 2002, were $12,069   and $-0-, respectively.   For
the six month periods ended March 31, 2003 and 2002, interest income increased to $12,789 from $5,570. The increase in the interest income portion results from the Company's increased cash position resulting from the Company's increased profitability. The decrease in the interest expense portion was a result of the payment of a substantial portion of our debt in Fiscal 2002.

     We recorded other income of $180,980 and other expense of $9,584, respectively, for the three month periods ended March 31, 2003 and March 31, 2002. The primary component of the increase in other income was an increase in revenue received from Simple.Net, a related party (See Footnote 9 to the Financial Statements) for customer and technical services provided by the Company to Simple.net offset by an expense of $90,000 resulting from a settlement with an attorney formerly on retainer to the Company (See Footnote 7 to the Financial Statements). For the six months ended March 31, 2003, we recorded other income of $229,886 compared to other expense of $36,994 for the comparable period in 2002 as a result of the previously- mentioned items as well as a gain on the settlement with a former consultant to the Company.

Net income before taxes for the three month periods ended March 31, 2003 and March 31, 2002 were $2,504,774 and $828,390 , respectively, an increase of over 200%. For the six month periods ended March 31, 2003 and 2002, net income before taxes were $4,326,260 and $1,555,631, respectively, an increase of approximately 178%.

Net income for the three month periods ended March 31, 2003 and March 31, 2002 were $1,504,921 , or $0.03per diluted share, and $620,288 , or $0.01 per diluted share, respectively, an increase in net income of over 140%. For the six months ended March 31, 2003 and 2002, net income was $2,597,813 or $0.06 per diluted share and $927,344, or $0.02 per diluted share, respectively, an increase in net income of 180%. In the three and six month periods ended March 31, 2003 compared to the comparable periods in 2002, net income increased due to the increase in preferred listing customers cited above with a less than corresponding increase in the expenses to service such customers due to nature of certain fixed infrastructure expenses which do not necessarily increase as revenues increase offset by costs incurred relating to the previously cited infrastructure additions

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six -month period ended March 31, 2003, was $1,255,263 compared to $915,816 for the six -month period ended March 31, 2002. The increase in cash generated from operations is primarily due to a significant increase in net income and corresponding income tax payable resulting from an increase in preferred listing customers offset by an increase in the accounts receivable balance from such growth and funds expended for mailings related to the Company's marketing efforts.

     We had working capital of $4,035,589 as of March 31, 2003 compared to $2,376,087 as of March 31, 2002. The increase is due to primarily to increases in accounts receivable of $2,448,346.

     Cash used in investing activities was $876,309 for the six -month period ended March 31, 2003. The primary components of cash used represents purchase of computer equipment (relating to the previously-mentioned infrastructure additions) and intellectual property of $476,309, as well as net advances to affiliates of $400,000. Compared to the six -month period ended March 31, 2002, where cash used of $206,886 consisted of significantly lower purchases of computer equipment of $69,459 and lower net advances to affiliates of $62,857.

     Cash used by financing activities was $307,000 for the six -month period ended March 31, 2003, compared to $$1,051,743 for the six -month period ended March 31, 2002. The cash used represents total payments made to reduce the principal balances of our outstanding debt reduced by financing of $147,000 under the Company's trade acceptance draft program with AcTrade Financial Technoligies, Ltd.

     We have repaid almost all of our debt. We believe that we will continue to generate adequate cash flow from our operations to service our remaining debt. We have a commitment to provide up to $10,000,000 in loans to each of the M&M's (Morris & Miller, Ltd. and Matthew & Markson, Ltd.). Those funding commitments are contingent upon the Company having sufficient cash flow for its
operations.   Any amounts advanced to the M&M's are to be repaid to the Company and can be offset against amounts owed to the M&M's. We do not believe that the M&M's will make significant requests for funding under this commitment, as such advances would adversely affect our liquidity since the M&M's are our largest shareholders.

On September 20, 2002, the Company entered into Executive Consulting Agreements with Sunbelt Financial Concepts Inc. ("Sunbelt"), Advertising Management and Consulting Services, Inc. ("AMCS") and Advanced Internet Marketing Inc. ("AIM") relating to the employment of three executive managers and their respective staffs. As part of these agreements, a Flex Compensation program was instituted. Under these agreements, each of Sunbelt, AMCS and AIM may annually draw up to $220,000, $50,000 and $30,000 respectively subject to sufficient cash on hand at the Company. The amounts are increased by 10% annually and also contain a Due on Sale Clause, whereby if there is a change of control of the Company, as defined, then the respective agreements allows each to receive the greater of 30% of the amounts due under the respective agreements or 12 months worth of fees. As of March 31, 2003, all amounts had been drawn except $18,841 remaining for Sunbelt

During the quarter ended March 31, 2003 and prior to this filing, the Company's unsecured trade acceptance facility with AcTrade Financial Technologies, Ltd. was increased to $250,000 from $150,000. Such financings are conducted through the Company's wholly-owned subsidiary, Telco Billing, Inc., and in conjunction with the Company's vendors. Also, the Company signed an unsecured credit facility of $250,000 with Bank of the Southwest. The facility is for one year and interest on borrowings, if any, will be an interest rate of 0.5% above the Prime Rate, as defined.

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

DEPENDENCE ON KEY PERSONNEL: Our performance is substantially dependant on the performance of our executive officers and other key employees and our ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of services of any executive officers or key employees could have a material adverse effect on our business, results of operations or financial condition. Competition for talented personnel is intense, and there is no assurance that we will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. Our Chief Executive Officer is involved in personal litigation, which may divert his attention from the management of the Company During the three month period ended March 31, 2003, the Company's Board of Directors resolved to pay for the costs of defending a civil action filed against its CEO and Chairman. The action involves a business that the CEO was formerly involved in. The Company and at least one officer have received subpoenas in connection with this matter and the Board believes that it is important to help resolve this matter as soon as possible. The Board action includes the payment of legal and other fees for any other officers and directors that may become involved in this civil action. Through March 31, 2003, the Company has paid $150,930 on behalf of its CEO relative to this matter. This civil action remains unresolved. At this time, the Company cannot estimate what additional costs may be incurred to continue covering the costs related to this matter, but all such costs shall be deemed to be additional compensation to the CEO.


 Since our Growth Rate may slow, operating results for a particular quarter are difficult to predict: We expect that in the future, our net sales may grow at a slower rate on a quarter-to-quarter basis than experienced in previous periods.
  This may be a direct cause of the projected changes to our direct marketing pieces or regulatory matters discussed below. See "MARKETING," above. As a consequence, operating results for a particular quarter are extremely difficult to predict. Our ability to meet financial expectations could be hampered if we are unable to correct the billing/dilution through the billing aggregators and
  CLEC markets seen recently. Additionally, in response to customer demand, we continue to attempt develop new products to reduce our attrition rates.

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

Item  3  -  Controls  and  Procedures
            -------------------------

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     We are party to ordinary routine litigation in the course of our operations. We have also been subject to certain state and federal regulatory proceedings. See Footnote 7 to the Company's financial statements included herein.

ITEM 2. CHANGES IN SECURITIES

     During the six-months ended March 31, 2003, the Company issued an aggregate of approximately 6,050,000 shares in consideration of executive service agreements and compensation to an employee.

 The Company issued the following shares:

- 4,000,000 shares (value of $300,000) to Sunbelt Financial Concepts, Inc. ("Sunbelt"), for services provided to the Company. Angelo Tullo, the Company's CEO and Chairman, is President of Sunbelt;

- 1,000,000 shares (value of $75,000) to Advertising Management and Consulting Services, Inc. ("AMCS") for services rendered to the Company. Greg Crane, Company's Vice President of Marketing and a Director, is President of AMCS;
- 1,000,000 shares (value of $75,000) to Advanced Internet Marketing, Inc.("AIM") for services rendered to the Company. DeVal Johnson, the Company's Secretary and Director is President of AIM;and
- 50,000 shares (value of $3,750) to David J. Iannini,the Company's CFO, for services rendered as such

The restricted shares were issued based upon the average bid and ask prices at the time of issuance ($0.075) and were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

10.24     eBillet,  Inc.  Master  Services  Agreement
10.25     Palm,  Inc.  License  Agreement
10.26     Pike  Street  Industries,  Inc.  Agreement
10.27     Bank  of  Southwest  Promissory  Note
10.28     Switchboard  Incorporated  Services  Agreement

REPORTS ON FORM 8-K None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                    YP.NET, INC.



Dated:  May  14th,  2003            /s/  Angelo  Tullo
                                    ------------------
                                    Chairman, President, Chief Executive Officer
                                    --------------------------------------------


                                    /s/  David  J.  Iannini
                                    -----------------------
                                    Chief  Financial  Officer
                                    -------------------------

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


Dated:  May 14, 2003           By:  /s/  ANGELO TULLO
      -------------------         ----------------------------------------------
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


Dated:  May 14, 2003                   By:  /s/ DAVID IANNINI
        -----------------                   -------------------
                                            David Iannini
                                            Chief Financial Officer