Form 10QSB/A
period 2002-06-30
YP NET INC
filed 2003-07-08
CIK 1045742

================================================================================

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              ____________________

                                FORM 10-QSB/A #2
                              ____________________

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

     The Company's Chairman and Chief Executive Officer, Mr. Tullo, is a party defendant in an adversary proceeding ancillary to the Bankruptcy proceedings under Chapter 11 of American Business Funding, Inc. ("ABF"). See United States Bankruptcy Court for the District of Arizona, Case #00-01782-ECF-RJH, and Case #00-00151-RJH American Business Funding Corporation (ABF) v. Tullo, et. al. The suit alleges that all of the former officers of ABF, including Mr. Tullo, and others and entities that may have been controlled by them, made fraudulent conveyances and breached their fiduciary duty to certain shareholders of ABF.

     Mr. Tullo has answered the complaints against him and has denied all the allegations and has been vigorously contesting the plaintiffs' claims. Mr. Tullo and his legal counsel have provided the following information:

     Mr. Tullo alleges that he discovered a scheme of financial improprieties by his partners and some employees, including misappropriation of funds from ABF. Further that after Mr. Tullo left his former partners and those appointed by them continued to raise funds without disclosure and to pay old obligations with this new money. Mr. Tullo states that it was through his intervention, by contacting many of the creditors, meeting with the Arizona Attorney General's Office, and moving for and obtaining the appointment of a Receiver, and later a court appointed examiner, that the activities stopped. Upon the appointment of the receiver, the directors appointed by Tullo's former partners authorized ABF to file for protection under the United States Bankruptcy Code and initiated the suit referenced above.

     There are several other suits related to ABF and its bankruptcy proceedings. In all of the cases not filed by the control persons of ABF, Mr. Tullo is not named as a defendant. The only findings of fact and conclusions of law that have been rendered in this series of cases is against one of the directors installed by Tullo's former partners, and that was by the Arizona Corporation Commission, docket number S-03443A-01-0000 Decision number 64079.

     The Company has conducted a limited investigation of these matters, but is not in a position to confirm or deny the truth of the various and conflicting allegations. The litigation does not presently name the Company as a defendant. The litigation could adversely affect the Company if the litigation diverts Mr. Tullo's attention from his duties as an officer and director of the Company. There can be no assurance that the Company may not be named a defendant in this action in the future.


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