Form 10KSB/A
period 2002-09-30
YP NET INC
filed 2003-07-08
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 2
                                       TO
                                  FORM 10-KSB

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

The number of shares outstanding of the registrant's classes of common stock, as of January 7 , 2003 was 43,963,222.

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


The Company uses Dial Up Services Inc. (d/b/a Simple.Net, Inc. ("SN")), an internet service provider beneficially owned by a director (Deval Johnson) of the Company, to provide internet dial-up and other services to our customers (See Item 12. Certain Relationships and Related Transactions). SN charges the Company $2.50 per customer per month for such internet access. The Company's monthly charge to its customers includes this internet access service. The Company and SN share the same building address but are located in different suite numbers.

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


In addition to its cross marketing and cross placement agreement(s) with other websites, the Company has signed a contract for advertising relating to Baca Racing and National Hot Rod Association ("NHRA") events which provides us with advertising on the Baca Racing vehicles as well as public relations and advertising as a sponsor of NHRA. The contract relating to Baca Racing and the National Hot Rod Association primarily involves the payment of approximately $20,000 as a one-time fee by the Company to gain additional exposure for the Company and its services through this mode of advertising for an 18 month period. In addition, we are members of both the Yellow Pages Integrated Media Association (YPIMA) and the Association of Directory Publishers (ADP). As further described under "Strategic Alliances", these organizations are trade associations for yellow page publishers that promote quality of published content and advertising methods. The Company plans to take an even more active role in the year ahead


In the future, the Company also plans to substantially increase its advertising through print, media and fixed placement advertising in select markets.

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

-The Company has begun to offer free long-distance calling cards to certain of its direct billing customers as an inducement for such customers to pay their invoices. Management believes that this program will improve customer retention and cash receipts. This program does not and is not intended to generate revenue for the Company, but is used solely as a means to encourage prompt payment of invoices to the Company.


STRATEGIC ALLIANCES

In order to service users more effectively and to extend our Yellow-Page.Net brand to other Internet sources, we have entered into strategic relationships with business partners offering content, technology and distribution capabilities.

The Company has cross marketing and cross placement agreement(s) with other websites, including My Area Guides and Overture/Goto.com as well as others. These agreements allow the Company to increase the page views for its customers listings and also provides the customers of such cross placement websites the ability to also achieve additional page views by being listed on the YP.Net-related websites. Generally, the nature of these agreements relate to the reciprocal hosting of each others websites without any compensation to either party. However, The Company pays My Area Guides and Overture/Goto.com $6,000 per month and $24,000 per month respectively for such agreements.


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


We have also managed revenue sharing partnerships with Amazon.com, Buy.com, Stamps.com, and TheWallStreetJournal.com and others that allow YP.Net to generate revenue by purchases made through the link on our home page. To date,the amount of revenue generated from these partnerships is immaterial, less than 1%.


WEBSITES

We own the domain name www.YP.Net and license the www.Yellow-Page.Net domain
                       ----------                 -------------------
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


TECHNOLOGY AND INFRASTRUCTURE

One of our principal strengths is our internally developed technology that we have designed specifically for handling our Internet-based data. Our technology architecture features specially designed capabilities to enhance performance, reliability and scalability of our listing data. These features consist of multiple proprietary software modules and processes that support the core internal functions of operations. The technologies include Website Design and Maintenance, Proprietary Search Engine Software, Customer Service Applications, Billing Applications, LEC Filtering Processes, Database Management and Custom List Generation. Other than the URL's previously discussed under "Websites", the Company has not pursued any patent, trademark, license or other protections on its technology and infrastructure, nor does the Company own any other intellectual property.



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


PROPRIETARY SEARCH ENGINE SOFTWARE. The launch of our "in-house" Website required the development of our own Proprietary Search Engine software. This software is based on a relational database system (RDBS) premise which uses algorithms that accurately speeds the users search to completion. Our software provides a fast, flexible, reliable system that will operate on almost any platform including Sun, Microsoft Windows, Linux and any other Unix based operating programs. The Company has not yet pursued any patent or other protection to date on its Proprietary Search Engine software. This software not only allows the Company to easily add enhancements to its own offerings, it could also be used to develop entirely new revenue streams that could consist of; 1. Selling custom designed data lists, 2. Syndicating other yellow page companies, 3. Licensing its use for other types of search engines. The Company is not currently pursuing these additional potential revenue streams. Prior to the development of our own Proprietary Search Engine software, the Company had a co-branded syndication agreement with Intelligenix Inc. d/b/a I411.com. This agreement was terminated in August 2002. Prior to the termination, I411.com hosted the Company's website and provided the search engine for the Company's website. The agreement involved monthly payments by the Company of $17,000.

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

CUSTOM LIST GENERATION. We license the database technology that consists of over 18 million business listings throughout the United States, updated quarterly. Under these licensing agreements, we are able to custom craft mailing lists that suit our customer's needs. Customers have the ability to filter their custom list against an array of attributes ranging from gross sales of the company listed, Standard Industry Classification ("SIC") code, whether or not the listing is a publicly traded company, or if the company listed is minority owned. These lists can be generated in various Open Data Base Connectivity ("ODBC") and text formats. Lists are priced by record and the criteria provided for the query. The Company licenses data bases from Acxiom Corporation and Info USA. The agreement with Acxiom Corporation involves payments of $30,000 per year for three years. The first two years payments totalling $60,000 were paid upon execution of the agreement. The agreement with Info USA involves a payment of $65,000 annually for three years as well as payments totaling $20,000 per year for quarterly updates. Effective February 1, 2003, the Company also entered into an agreement with Experian Information Solutions Inc. ("Experian") whereby the Company and Experian exchange data. Experian provides the Company with its current listings of businesses (names, addresses etc.) in the United States and the Company provides Experian with more updated current data (updated business names, addresses etc.) on such listings that the Company comes into the knowledge of as a result of its marketing and preferred customer listing solicitation efforts. There are no payments between the two companies regarding the exchange of such data.

BILLING SERVICE AGREEMENTS

In order to bill our Preferred Listing customers through their LECs, we are required to use one or more billing service integrators. These integrators have been approved by various LECs to provide billing, collection, and related services through the LECs. We have entered into customer billing service agreements with Integretel, Inc. ("IGT",formally "eBillit" and currently "PaymentOne") and more recently with ACI Communications, Inc. (formally known as OAN Billing, Inc.) for these services. Under these agreements, our service providers bill and collect our charges to Preferred Listing customers through LEC billings. These amounts, net of reserves for bad debt, billing adjustments, telephone company fees (3-7% of billings, depending upon the number of records submitted) and billing company fees (approximately 3% of billings), are remitted to us on a monthly basis. On August 1, 2002, the Company signed a three year agreement with IGT. This agreement automatically renews for successive terms of one year each unless either party provides 90 days written notice of its desire not to renew. The Company's agreement with ACI is effective through September 1, 2004 and automatically renews for successive one year periods unless either party notifies the other party in writing at least 90 days prior to the expiration date. Presently, we are primarily billing though these integrators and credit card processing. The Company plans to contract with a third billing service integrator during the upcoming fiscal year to reduce its dependence upon IGT.


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


-YP.Net v. Elrod Maricopa County Superior Court CV2000-021154 (154,284 shares of common stock) On July 28, 1999, Elrod was hired as a consultant to the Company relating to financial and strategic matters. He was a consultant at the time the shares were transferred to him. The Company believes that Elrod did not perform in accordance with the consulting agreement. Subsequently, Elrod transferred the shares to a third party. Proceedings in this case began on November 27, 2000. All parties have agreed to enter into a tri-parte agreement on May 8, 2002 whereby the shares would be returned to the Company. The shares have not yet been returned to the Company as Elrod is disputing the terms of the settlement agreement.

-YP.Net v. Eriksson Maricopa County Superior Court CV2000-021151 (132,500 shares of common stock) On or about July 8, 1999, Eriksson was hired as a consultant to the Company relating to financial and strategic matters. He was a consultant at the time the shares were transferred to him. The Company believes that Eriksson did not perform in accordance with the consulting agreement. Subsequently, Eriksson had transferred all of these shares to third parties. Proceedings in this case began on November 27, 2000. One of those third parties, Tiger Lewis, has returned the shares transferred to them (82,500 shares). McConkie, another third party recipient of 50,000 shares had sued the Company so that he can further transfer the shares. A tri-parte agreement has been reached whereby the shares would be returned to the Company upon payment of $6,187.50. That payment, final settlement and return of shares to the Company occurred on or about December 12, 2002.

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

-YP.Net v. Pamela J. Thompson et al. Maricopa County Superior Court CV2002-010117 On May 29th, 2002 the Company filed suit against Pamela J. Thompson, former CFO and related parties ("Thompson") in the Superior Court of Arizona alleging, among other things, that Thompson removed Company property without authorization and misappropriated Company funds. On July 10th, 2002, the Court issued a Temporary Restraining Order against Thompson enjoining them from disclosing or disseminating the Company's trade secrets, financial or confidential information and interfering in the Company's contractual obligations or contracts of the Company. The Company is seeking the return of the misappropriated funds and the Company property removed without authorization as well as the repayment of loans outstanding to the Company. The Company is also seeking punitive damages, attorney fees and compensatory damages. Discovery in the case is ongoing.

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

The tabulation of votes for the foregoing matters was as follows:


1.     DIRECTORS

NAME           FOR         AGAINST  ABSTAIN
----           ---         -------  -------
ANGELO TULLO   31,220,721  603,534  193,975
GREGORY CRANE  31,220,721  603,534  193,975
DANIEL COURY   31,695,721  138,534  193,575
PETER BERGMAN  31,445,821  378,484  193,975
DEVAL JOHNSON  31,220,821  603,434  193,975


2.     2002  STOCK  OPTION  PLAN

                 FOR            AGAINST       ABSTAIN
                 ---            -------       -------
                 24,187,154     1,022,305     6,811,271

3.     RETENTION  OF  EPSTEIN,  WEBER  &  CONOVER,  P.L.C.

                 FOR            AGAINST       ABSTAIN
                 ---            -------       -------
                 31,469,603     490,150       58,474


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

SALES OF UNREGISTERED SECURITIES
During Fiscal 2002, we issued 50,000 shares of our common stock at a value of $0.09 per share to a marketing consultant for services rendered and 50,000 shares to Peter Bergmann for his services as a Director. Each of these sales were made pursuant to Section 4(2) under the Securities Act of 1933, to accredited investors.

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


Cost of Services for Fiscal 2002 were $3,811,394 compared to $6,150,085. The decrease in cost of services is due to a decrease resulting from lower dilution (ie.unbillable customer phone numbers, customer credits, LEC charge-backs) in 2002 compared to 2001 resulting from the previously mentioned improvement in the Company's LEC billing filtering process. We have been able to reduce our dilution expenses with the third party billing companies, as the Company becomes better able to track its individual subscriber billings and collections, The Company ceased its relationship with a billing company due to the higher cost of doing business with this third party biller. The Company reduced its total billing related expenses by $3,826,000 in the year ended September 30, 2002 primarily due to its ability to challenge dilution charges made by these third party billers.

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

Financing Activities. Cash flows used from financing activities were $830,677 for Fiscal 2002 compared to $3,250,252 for Fiscal 2001. We had cash outflow of approximately $800,000 in Fiscal 2002 relating to the repayment of debt and cash outflow in Fiscal 2001 resulting from the repayment of our credit facility relating to Matthew Markson Ltd. of $3,199,452 . During Fiscal 2002, the Company established a Trade Acceptance Draft program with Actrade Financial Technologies which enables the Company to borrow up to $150,000 . A trade acceptance draft ("TAD") is a draft signed by the Company made payable to the order of a vendor providing services to the Company. AcTrade provides payment to the vendor and collects from the Company the amount advanced to the vendor (plus interest) under extended payment terms, generally 30,60 or 90 days. When used, the Company pays a rate of 1% per month of the amount of the TAD. There is no term to the agreement with Actrade and either party may terminate the agreement at any time.

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

     The "Puts" were renegotiated and retired. As part of the renegotiated settlement, the Company provided a credit facility of up to $10,000,000 to each of the former Telco shareholders (Mathew & Markson and Morris & Miller. See Item 11.), collateralized by the stock held by these shareholders, with interest at least 0.25 points higher than the Company's average cost of borrowing. Additional covenants warrant that no more that $1,000,000 can be advanced at any point in time and no advances can be made in excess with out allowing at least 30 days operating cash reserves or if the Company is in an uncured default with any of its lenders. At September 30, 2002, the Company had advanced $233,073 under this agreement.

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


     Gross accounts receivable and the aggregate related allowance was $5,944,422 and $1,869,129 at September 30, 2002. The following allowances on accounts receivable existed at September 30, 2002:

Allowance for doubtful accounts               $ 1,034,899
Allowance for billing company holdbacks           545,608
Allowance for LEC holdbacks                       288,622
Total                                         $ 1,869,129
                                              ===========

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

     The "Puts" were renegotiated and retired. As part of the renegotiated settlement, the Company provided a credit facility of up to $10,000,000 to each of the former Telco shareholders (Mathew & Markson and Morris & Miller), collateralized by the stock held by these shareholders, with interest at least 0.25 points higher than the Company's average cost of borrowing. Additional covenants warrant that no more that $1,000,000 can be advanced at any point in time and no advances can be made in excess with out allowing at least 30 days operating cash reserves or if the Company is in an uncured default with any of its lenders. The advance agreement has no stipulated expiration date. At September 30, 2002, the Company had advanced $233,073 underthis agreement. The interest rate on these advances was 8% at September 30,2002. Based on the requirement for 30 days cash reserve, the Company estimates that the maximum balance that could be drawn under this agreement at September 30, 2002 is approximately $525,000. At September 30, 2002 ,$233,073 was drawn on the advance agreement.



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

     GREGORY B. CRANE. Mr. Crane has been a director of YP.Net since February, 2000 and also served as its Director of Operations from February 2000 to September 2000. Mr. Crane is the President of AMCS. AMCS provides marketing and administrative services as well as personnel to the Company. From mid 1997 to December 2002, he was a marketing consultant to BESI, a related party to the Company (See "Certain Relationships and Related Transactions"). From September 1998 to June 1999, Mr. Crane was the General Manager of Telco Billing, Inc. ("Telco"). Mr. Crane has also owned and/or operated several businesses, including residential and commercial builders, multi-state mail order, and document-preparation companies (including State Recording Services, Inc.), and was also the creator of the Yellow-Page.Net concept. Mr. Crane is a former member of the Young Entrepreneur's Organization ("YEO").

     In connection with providing homestead declaration document preparation and filing services, Mr. Crane (personally) and one of these businesses (State Recording Services, Inc.) have been subject to injunctive actions brought by the states of Arizona, Florida, Texas and Washington. Mr. Crane was the President and a significant shareholder of State Recording Services, Inc. These actions generally raised legal questions concerning mailer solicitations for document preparation services. Mr. Crane and various of the state plaintiffs have entered into consent orders in connection with these actions that required the modification of mailers and the payment of civil penalties, restitution, and attorneys' fees. Regarding each injunctive action, the use of the mail solicitation for document preparation services was prohibited in the State of Washington and Mr. Crane satisfied a judgment rendered in December 1994 of $500,000. Mr. Crane voluntarily entered into an agreement with the State of Florida in connection with these matters and due to an error in type size made by the printing company; Mr. Crane technically violated that order. In connection with that violation of the Florida order, Mr. Crane was subject to a judgment, dated February 1998, in the amount of approximately $1.4 million, plus accrued interest. As of February 2003, this judgment has expired and is no longer binding on Mr. Crane under Florida law and is in the process of being vacated. The injuctive actions in Arizona and Texas were both satisfied in April 1995 for primarily attorneys fees and refund offers to customers.

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

ITEM 10. EXECUTIVE COMPENSATION

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of YP.Net, their ages and positions are as follows:

NAME                  AGE                             POSITIONS HELD(1)
--------------------  ---  ----------------------------------------------------------------------
Angelo Tullo           47  Chairman of the Board, Director, Chief Executive Officer and President
Gregory B. Crane       38  Vice President and Director
DeVal Johnson          36  Vice President, Secretary and Director
David  J. Iannini,     43  Chief Financial Officer
Daniel L. Coury, Sr.   48  Director
Peter Bergmann         54  Director

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


                           SUMMARY COMPENSATION TABLE

            Annual Compensation
                                        FISCAL                       OTHER
NAME AND PRINCIPAL POSITION              YEAR    SALARY   Bonus   COMPENSATION
---------------------------------------  ----  ----------         --------------

Angelo Tullo (1)                         2002  $ 240,000  $208,000
Chairman, Chief Executive                2001  $ 210,000               $44,000
Officer,                                 2000  $ 121,662               $21,000
President

Pamela J Thompson (2)                    2002  $ 177,678                    (2)
Former Chief Financial Officer           2001  $ 255,855                $4,500
Former Secretary, Former Treasurer       2000        -0-                   -0-

DeVal Johnson(3)                         2002  $ 113,800  $20,000            -
Vice President, Secretary and Director   2001        -0-    5,618          -0-
                                         2000     10,000      -0-      $10,500

Greg Crane(4)                            2002 $  237,000  $35,000            -
Vice President and Director              2001    114,000      -0-          -0-
                                         2000 $   34,500      -0-      $10,500


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

(4) The amount shown herein as compensation to Mr. Crane is the total amount paid by the Company to AMCS for services provided to the Company by Mr. Crane and his staff, but may not reflect Mr. Crane's actual compensation from AMCS, which may be greater or less. Mr. Crane is not directly compensated by the Company. Mr. Crane is the President of AMCS. AMCS provides marketing and administrative services and personnel to the Company. Includes 50,000 shares of YP.Net stock valued at $.21 per share in 2000. Subsequent to September 30, 2002, 1,000,000 shares of YP.Net stock valued at $.075 per share were issued to Mr. Crane. On September 20, 2002, the Company entered into an Executive Consulting Agreement with AMCS pursuant to which Mr. Crane provides services to the Company. See "Certain Relationships and Related Transactions".

COMPENSATION PURSUANT TO STOCK OPTIONS

No stock options were granted to executive officers during the fiscal years ended September 30, 2001, and September 30, 2002.

DIRECTOR COMPENSATION

Upon appointment to the Board, Mr. Tullo was awarded 100,000 shares of our common stock. All other directors were awarded 50,000 shares. The shares awarded were earned monthly for director services performed. The 425,000 shares of common stock paid to the directors as compensation for their services were valued at $.22 per share for a total value of $93,500 and the value is considered based upon the average bid and ask price as of date of issuance by the Board of Directors and is in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Additionally, the directors receive $2,000 per meeting or per quarter for their service on the Board and may receive $250 per hour for services related to any Board Committee on which they serve. Effective September 30, 2002, the Company pays $10,000 monthly to DLC Consulting pursuant to an oral agreement. DLC Consulting is owned by Daniel Coury Sr., a director of the Company. The payments relate to various financial, strategic and administrative services performed for the Company's Board of Directors. See Certain Relationships and Related Transactions.

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


(1) Based on shares outstanding as of January 7, 2003. This amount excludes 4,500,000 shares issued and held as collateral for obligations of YP.Net under two promissory notes. Upon timely payment of the notes, the shares will be returned to YP.Net for cancellation.
(2) Of which 4,000,000 shares are owned by Sunbelt Financial Concepts , Inc. ("Sunbelt") which are also shown separately in this table.. While Mr. Tullo is the President of Sunbelt, he has no ownership interest in Sunbelt, he does, however, share disposative powers over the stock owned by Sunbelt. Hickory Management is the owner of Sunbelt and Mr. Tullo is not the control person of Hickory Management.
(3) Of which 1,000,000 shares are owned by Advertising Management and Consulting Services, Inc.("AMCS"). While Mr. Crane is the President of AMCS, he has no ownership interest in AMCS, although, as President of AMCS, he shares disposative power over the stock owned by AMCS. Adam Holding Trust is the owner of AMCS and Mr. Crane is not a control person of Adam Holding Trust.
(4) Of which 1,000,000 shares owned by Advanced Internet Marketing, Inc. ("AIM"). Mr Johnson is President of AIM and his minor children are the beneficiaries of the trust which owns AIM.
(5) The number of shares held by Matthew & Markson, Ltd. includes 2,000,000 shares issued as collateral for a note payable issued by YP.Net. Matthew & Markson has voting control of these shares. These shares will be returned to YP.Net and cancelled upon timely payment of the note. Ilse Cooper, AMT Director is the control person for both Matthew & Markson as well as Morris & Miller. AMT is the trust company with whom Ilse Cooper is associated.

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


Effective January 2002, we pay a base fee of $15,750 per month and then a monthly fee to BESI based on a price of .015 cents per mail piece, based on the number of mail pieces prepared and sent, and not less than a floor of $15,000 per month. The floor amount is reviewed for possible adjustment quarterly. In addition, BESI is to receive 25% of any documented savings it obtains for the Company on the Company's mailings. The Company paid BESI $231,750 in Fiscal 2002 and $23,000 in Fiscal 2001.

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
                            ----------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS
3.1 Certificate of Restated Articles of Incorporation of Renaissance International, Inc. Incorporated by reference from Form 10-QSB as filed May 6, 1998
3.2 Amended Articles - Name Change to RIGL Corporation &, Authorized Capital Increase to 50,000,000 Incorporated by reference from Form S-8 as filed July 10, 1998
3.3 Amended Articles - Name Change to YP.Net, Inc.Incorporated by reference from Form10-KSB Exhibit # 3.3 for the fiscal year ended September 30, 1999
3.4 Certificate of Designation - Series B preferred shares. Incorporated by reference from Form 10-_KSB for the fiscal year ended September 30, 1999
3.5 Bylaws of Renaissance International Group, Ltd.Incorporated by reference from Form 10-QSB as filed May 6, 1998
3.6 Addendum to Bylaws to add office of Vice Chairman. Incorporated by reference from Form 10-KSB Exhibit #3.6 for the fiscal year ended September 30, 1999
3.7  Certificate of Designation - Series E Preferred Stock
10.1 1998 Stock Option Plan. Incorporated by reference from Form S-8 as filed August 17,1999
10.2 2002 Stock Option Plan

10.5 Federal Trade Commission Settlement Agreement. Incorporated by reference from form 10-QSB Exhibit #10.5 for the quarter ended June 30, 2001
10.6 Hudson Consulting Group, Inc. Settlement Agreement. Incorporated by reference from Form 10-QSB Exhibit #10.6 for the quarter ended June 30, 2001



10.10 Acxiom Licensing Agreement
10.11 Info USA Master Database and Services Agreement
10.12 Experian Database Extract License Agreement
10.13 Standard Industrial/Commercial Multi-Tenant Lease between the Company Art Grandlich dba McKellips Corporate Square. Incorporated by reference from Form 10-KSB Exhibit #10.5 for the fiscal year ended September 30, 1999
10.14 Amendment to the Lease between the Company and Art Grandlich dba McKellips Corporate Square and Addendum to Sublease Agreements
10.15 Stock Purchase Agreement between the Company, Morris & Miller, Mathew & Markson and Telco Billing dated September 21, 1998. Incorporated by reference from Form 8-K/A as filed March 29, 1999
10.16 Amendment One to Stock Purchase Agreement between the Company, Morris & Miller, Mathew & Markson and Telco Billing
10.17 Second Amendment to Stock Purchase Agreement between the Company, Morris & Miller, Mathew & Markson and Telco Billing
10.18 License Agreement between the Company and Mathew & Markson. Incorporated by reference from Form 8-K/A as filed March 29, 1999
10.19 Sunbelt  Executive  Consulting  Agreement
10.20 AMCS  Executive  Consulting  Agreement
10.21 AIM  Executive  Consulting  Agreement
10.22 BESI  Mail  Marketing  Agreement
10.23 Agreement between the Company and Integretel, Inc. Incorporated by reference from Form 10-KSB Exhibit # 10.23 for the fiscal year ended September 30, 2001
10.29 Level 3 Communications
10.30 Agreement dated November 1, 2000 between Intelligenx, Inc. d/b/a i411.com and YP.Net
10.31 Forebearance Letter Agreement dated February 8, 2001 between Telco and Finova Capital Corporation
10.32 S.G. Martin Securities LLC agreement with investment banker
10.33 ACI Communications, Inc.
10.34 InfoUSA, Inc. Database and Services Agreement-Annual Fee

11    Statement Regarding Computation of Per Share Earnings: Incorporated in
      Item 7 of the Audited Financial Statements for period ending September 30, 2000 and September 30, 2001

21   Subsidiaries of YP.Net, Inc.

99.1 Sarbannes-Oxley Certificaitons




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