Form 10QSB/A
period 2002-12-31
YP NET INC
filed 2003-07-08
CIK 1045742

================================================================================

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                              --------------------
                                Amendment No. 2
                                       to
                                  FORM 10-QSB/A
                              --------------------

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

          The number of shares of the issuer's common equity outstanding as of February 7, 2003 was 43,463,222 shares of common stock, par value $.001.

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

The Company issued the following shares:


     - 4,000,000 shares ( value of $300,000) to Sunbelt Financial Concepts, Inc. ("Sunbelt"), for services provided to the Company. Angelo Tullo, the Company's CEO and Chairman, is President of Sunbelt;
     - 1,000,000 shares (value of $75,000) to Advertising Management and Consulting Services, Inc. ("AMCS") for services rendered to the Company. Greg Crane, Company's Vice President of Marketing and a Director, is President of AMCS;
     - 1,000,000 shares (value of $75,000) to Advanced Internet Marketing, Inc.("AIM") for services rendered to the Company. DeVal Johnson, the Company's Secretary and Director is President of AIM; and
     - 50,000 shares (value of $3,750) to David J. Iannini, the Company's CFO, for services rendered as such.


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