Form 10QSB/A
period 2003-03-31
YP NET INC
filed 2003-07-08
CIK 1045742

================================================================================


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              ____________________
                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB
                              ____________________

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

     Customer Acquisition Costs: These costs represent the direct response
     --------------------------
     marketing costs that are incurred as the primary method by which customers subscribe to the Company's services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eighteen months, the estimated average period of retention for new customers. The Company capitalized costs of $1,358,902 and $2,342,712 during the three and six months ended March 31, 2003 respectively. The Company amortized $640,996 and $1,124,049, respectively, of total capitalized costs during the three and six months ended March 31, 2003.

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

RECENT  EVENTS


During the quarter ended March 31, 2003 and prior to this filing, the Company entered into several contracts relating to its business. The Company signed a license agreement with Palm, Inc. ("Palm") to become a provider of "yellow page" and "white page" content on PDA ("personal data assistant") devices using the Palm operating system. Such content will be provided by the Company to Palm through a hypertext link from the Palm operating system to the Company's website. The cost of this agreement was $20,000up-front for two years. This agreement is renewable for successive two year periods unless either party elects to terminate the agreement with no less than 60 days notice prior to the end of the then-current term.

In addition, the Company also signed an agreement with Pike Street Industries whereby the Company's online "yellow pages" will be added to the list of online "yellow page" sites on Pike Street Industries, Inc's websites. The cost of this agreement is $20,000 per month. This agreement may be terminated by either party at any time with 30 days notice.

The Company also recently signed a contract with Switchboard Incorporated ("Switchboard") Which allows preferred listing customers of YP.Net to be included in the "Featured Listing" section of Switchboard.com's internet "yellow pages". This agreement is for one year initially and is renewable unless either party terminates the agreement. The agreement involves a minimum monthly payment of $20,000 by the Company for up to 250,000 directory advertisements hosted by Switchboard. The payment would increase for additional directory advertisements exceeding 250,000 at the rate of $.08 per directory advertisement per month. This agreement is renewable for successive one year periods unless either party elects to terminate the agreement with no less than 30 days notice prior to the end of the then-current term.

The Company believes each of these agreements will increase the number of page views for our customers and ,in the case of the Switchboard agreement, also provides Switchboard's customers the ability to also achieve additional page views by being listed on the YP.Net-related websites.

During the quarter ended March 31, 2003 and prior to this filing, the Company's unsecured trade acceptance facility with AcTrade Financial Technologies, Ltd. was verbally increased to $250,000 from $150,000. Such financings are conducted through the Company's wholly-owned subsidiary, Telco Billing, Inc., and in conjunction with the Company's vendors. Also, the Company signed an unsecured credit facility of $250,000 with Bank of the Southwest on May 2, 2003. The facility is for one year and interest on borrowings, if any, will be at an interest rate of 0.5% above the Prime Rate, as defined.

The Company signed a new service agreement with eBillit, Inc. ("eBillit", formally Integretel), a current provider of billing aggregator services to the Company. The agreement requires the Company to pay processing fees of 2.75% of gross dollars deposited with eBillit per month plus other ancillary service fees. This agreement is for three years and is renewable for successive one year periods unless either party elects to terminate the agreement with no less than 90 days notice prior to the end of the then-current term.


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

On September 20, 2002, the Company entered into Executive Consulting Agreements with Sunbelt Financial Concepts Inc. ("Sunbelt"), Advertising Management and Consulting Services, Inc. ("AMCS") and Advanced Internet Marketing Inc. ("AIM") relating to the employment of three executive managers and their respective staffs. As part of these agreements, a Flex Compensation program was instituted. Under these agreements, each of Sunbelt, AMCS and AIM may annually draw up to $220,000, $50,000 and $30,000 respectively subject to sufficient cash on hand at the Company. The amounts are increased by 10% annually and also contain a Due on Sale Clause, whereby if there is a change of control of the Company, as defined, then the respective agreements allows each to receive the greater of 30% of the amounts due under the respective agreements or 12 months worth of fees. As of March 31, 2003, all amounts had been drawn except $18,841 remaining for Sunbelt


During the quarter ended March 31, 2003 and prior to this filing, the Company's unsecured trade acceptance facility with AcTrade Financial Technologies, Ltd. was increased to $250,000 from $150,000. Such financings are conducted through the Company's wholly-owned subsidiary, Telco Billing, Inc., and in conjunction with the Company's vendors. Also, the Company signed an unsecured credit facility of $250,000 with Bank of the Southwest on May 2, 2003. The facility is for one year and interest on borrowings, if any, will be an interest rate of 0.5% above the Prime Rate, as defined.


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

     The Company has conducted a limited investigation of these matters, but is not in a position to confirm or deny the truth of the various and conflicting allegations. The litigation does not presently name the Company as a defendant. The litigation could adversely affect the Company if the litigation diverts Mr. Tullo's attention from his duties as an officer and director of the Company. Recently, the parties have engaged in preliminary settlement discussions, some of which have included the possible payment of cash or equity by the Company. There can be no assurance that the Company may not be named a defendant in this action in the future.


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



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS

10.24     eBillit,  Inc.  Master  Services  Agreement
10.25     Palm,  Inc.  License  Agreement
10.26     Pike  Street  Industries,  Inc.  Agreement
10.27     Bank  of  the  Southwest  Promissory  Note
10.28     Switchboard  Incorporated  Services  Agreement
10.35     Actrade  TAD  Agreement


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


Dated:  May 14, 2003           By:  /s/  ANGELO  TULLO
      -----------------           ----------------------------------------------
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


Dated:  May 14, 2003                     By:  /s/  DAVID IANNINI
        ---------------                     --------------------
                                            David Iannini
                                            Chief Financial Officer