Form 10QSB
period 2003-06-30
YP NET INC
filed 2003-08-13
CIK 1045742

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              ____________________

                                   FORM 10-QSB
                              ____________________

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

     The number of shares of the issuer's common equity outstanding as of August 11, 2003 was 42,930,722 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (check one):

Yes               No        X
    -----------       ------------

                                  YP.NET, INC.
                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED June 30, 2003

                                TABLE OF CONTENTS

                                     PART I
FINANCIAL INFORMATION
PAGE

Item 1.  Financial  Statements

               Consolidated Balance Sheet
                    as of June 30, 2003 . . . . . . . . . . . . . . . . . . .  3
               Consolidated Statements of Operations
                    for the Three and Nine Month Periods
                    Ended June 30, 2003 and June 30, 2002 . . . . . . . . . .  4
               Consolidated  Statements  of  Cash  Flows
                    for the Nine Month Periods Ended June 30, 2003 and
                    June 30, 2002 . . . . . . . . . . . . . . . . . . . . . .  5

               Notes to the Consolidated Financial Statements . . . . . . . .  7

Item 2.  Management's Discussion and Analysis . . . . . . . . . . . . . . . . 14

Item 3.  Controls  and  Procedures. . . . . . . . . . . . . . . . . . . . . . 25

                                     PART II
                                OTHER INFORMATION

Item  1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 26

Item  2.  Changes  in  Securities . . . . . . . . . . . . . . . . . . . . . . 27

Item  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . . 27

          SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEET
                              AS OF JUNE  30, 2003

ASSETS:
CURRENT ASSETS
   Cash and equivalents                                                               $ 2,429,261
   Accounts receivable, net of allowance for doubtful accounts of $2,636,512            5,896,866
   Prepaid expenses and other current assets                                              213,709
                                                                                      ------------
      Total current assets                                                              8,539,836

ACCOUNTS RECEIVABLE, long term portion, net of allowance
      for doubtful accounts of $352,519                                                   822,543

CUSTOMER ACQUISITION COSTS, net of accumulated amortization of $1,953,457               2,953,432

PROPERTY AND EQUIPMENT, net                                                               624,418

DEPOSITS AND OTHER ASSETS                                                                  86,217

INTELLECTUAL PROPERTY- URL, net of accumulated amortization of $1,757,956               3,308,494

ADVANCES TO AFFILIATES                                                                  1,372,444
                                                                                      ------------
    TOTAL ASSETS                                                                      $17,707,384
                                                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                                   $   325,536
   Accrued liabilities                                                                    440,263
   Due to Affiliates                                                                      115,084
   Deferred income taxes                                                                  365,550
   Income taxes payable                                                                 2,608,937
                                                                                      ------------
      Total current liabilities                                                         3,855,370

NOTES PAYABLE - long term portion                                                         115,868

DEFERRED INCOME TAXES                                                                       9,383
                                                                                      ------------

      Total liabilities                                                                 3,980,621
                                                                                      ------------

STOCKHOLDERS' EQUITY:
   Series E convertible preferred stock, $.001 par value, 200,000 shares authorized,
      131,840 issued and outstanding, liquidation preference $39,552                          132
   Common stock, $.001 par value, 100,000,000 shares authorized,
      49,249,340 issued , 42,930,722 outstanding                                           49,249
   Paid in capital                                                                      4,770,731
   Treasury stock at cost                                                                (331,818)
   Retained earnings                                                                    9,238,469
                                                                                      ------------
      Total stockholders' equity                                                       13,726,763
                                                                                      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $17,707,384
                                                                                      ============

       See the accompanying notes to these unaudited financial statements

                                  YP.NET, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002

                                                Three Months      Nine Months       Three Months      Nine Months
                                               Ended June 30,    Ended June 30,    Ended June 30,    Ended June 30,
                                                    2003              2003              2002              2002
                                              ----------------  ----------------  ----------------  ----------------
NET REVENUES                                  $     8,013,845   $    20,604,344   $     3,416,953   $     9,249,792
                                              ----------------  ----------------  ----------------  ----------------
OPERATING EXPENSES:
   Cost of services                                 2,061,229         5,732,345         1,168,396         3,086,075
   General and administrative expenses              2,561,499         5,603,685         1,186,777         3,075,448
   Sales and marketing expenses                     1,069,576         2,564,950            16,330           155,663
   Depreciation and amortization                      166,523           464,761           156,487           456,587
                                              ----------------  ----------------  ----------------  ----------------
      Total operating expenses                      5,858,827        14,365,741         2,527,990         6,773,773
                                              ----------------  ----------------  ----------------  ----------------

OPERATING INCOME                                    2,155,018         6,238,603           888,963         2,476,019
                                              ----------------  ----------------  ----------------  ----------------

OTHER (INCOME) AND EXPENSES
   Interest (income) expense                          (27,994)          (40,783)           33,808            70,802
   Other (income) expense                            (169,857)         (399,652)         (392,482)         (398,052)
                                              ----------------  ----------------  ----------------  ----------------

     Total other (income)expense                     (197,851)         (440,435)         (358,674)         (327,250)
                                              ----------------  ----------------  ----------------  ----------------

INCOME BEFORE INCOME TAXES                          2,352,869         6,679,038         1,247,637         2,803,269

INCOME TAX  PROVISION (BENEFIT)                       676,039         2,404,486           448,895         1,077,182
                                              ----------------  ----------------  ----------------  ----------------

NET INCOME                                    $     1,676,830   $     4,274,552   $       798,742   $     1,726,087
                                              ================  ================  ================  ================

NET INCOME PER SHARE:
  Basic                                       $          0.04   $          0.10   $          0.02   $          0.04
                                              ================  ================  ================  ================
  Diluted                                     $          0.04   $          0.10   $          0.02   $          0.04
                                              ================  ================  ================  ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                            43,430,722        42,481,237        43,810,933        43,812,299
                                              ================  ================  ================  ================
  Diluted                                          43,438,588        42,481,237        43,810,933        43,812,299
                                              ================  ================  ================  ================

                                  YP.NET, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX  MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE  30, 2002

                                                              NINE MONTHS        NINE MONTHS
                                                             ENDED JUNE 30,    ENDED JUNE  30,
CASH FLOWS FROM OPERATING ACTIVITIES:                             2003              2002
                                                            ----------------  -----------------
  Net income                                                $     4,274,552   $      1,726,087
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                     464,762            456,609
  Loss on disposal of equipment                                                          7,715
  Non-cash income recognized on recapture of common stock                             (267,675)
  Receivable on legal settlement                                                      (126,466)
  Allowance on related party notes receivable                                          131,690
  Income recognized on forgiveness of debt                          (45,362)
  Deferred income taxes                                             281,793           (226,572)
  Officers & consultants paid common stock                          478,750
  Common stock surrendered                                         (160,979)
  Changes in assets and liabilities:
    Trade and other accounts receivable                          (2,644,116)          (658,429)
    Customer acquisition costs                                   (1,535,205)        (1,014,528)
    Prepaid and other current assets                               (149,498)           (81,245)
    Other assets                                                     64,508             (5,000)
    Receivable from affiliate                                      (139,371)
    Accounts payable                                                130,140           (219,069)
    Accrued liabilities                                             256,074            (76,234)
    Due to affiliates                                               115,084
    Income taxes payable                                          2,122,694          1,301,327
                                                            ----------------  -----------------
       Net cash  provided by operating activities                 3,513,826            948,210
                                                            ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made to affiliates and related parties                (1,000,000)          (458,987)
  Repayment of advances to affiliates and related parties                 -            153,750
  Purchases of  intellectual property                                (6,761)           (49,719)
  Purchases of  equipment                                          (537,912)          (118,979)
                                                            ----------------  -----------------
       Net cash (used in)  investing activities                  (1,544,673)          (473,935)
                                                            ----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                278,167
  Principal repayments on notes payable                            (585,167)          (836,653)
                                                            ----------------  -----------------
       Net cash (used)/provided by financing activities            (307,000)          (836,653)
                                                            ----------------  -----------------

INCREASE IN CASH                                                  1,662,153           (362,378)

CASH, BEGINNING OF PERIOD                                           767,108            683,847
                                                            ----------------  -----------------

CASH, END OF PERIOD                                         $     2,429,261   $        321,469
                                                            ================  =================

SUPPLEMENTAL CASH FLOW INFORMATION:

                      Nine month      Nine month
                     period ended    period ended
                    June 30, 2003   June 30, 2002
                    --------------  --------------
Interest Paid       $       10,857  $       61,414

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002

1.  Basis of Presentation

The accompanying unaudited financial statements represent the consolidated financial position of YP.Net, Inc. ("the Company") for the three and nine month periods ended June 30, 2003, and June 30, 2002, which includes results of operations of the Company and Telco Billing, Inc. ("Telco"), its wholly owned subsidiary, and statement of cash flows for the nine month periods ended June 30, 2003 and June 30, 2002. These statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made.

2. Company Organization and Operations

YP.Net, Inc., a Nevada corporation (the "Company," "we," "us," or "our"), is in the business of providing Internet-based yellow page advertising space on or through www.Yellow-Page.Net, www.YP.Net and www.YP.com .
        -------------------  ----------

 The Company's "yellow page" database lists approximately 18 million businesses throughout the United States. Our website enables internet users to search through these "yellow page" listings and is used by businesses and consumers attempting to locate a business and/or service provider in response to a user's specific search criteria.

As our primary source of revenue, we offer "preferred" listings to businesses for a monthly fee. The "preferred" listing provides a business with a priority placement listing over non-paying listings and is displayed in a bigger and bolder font at the beginning of, or in the first section of the user's search results - thus featuring our paying customers more prominently to user's of our website. In addition, our paying customers get a Mini-Webpage which includes a 40-word description of their business, their hours of operation and other useful information, a direct link to the paying customers website, (if they have one and it is provided by the advertiser), map, driving directions to the paying customers location and more. We market for advertisers of our "preferred" listing service, under the name "Yellow-Page.Net, exclusively to businesses through a direct mail solicitation program. The solicitation includes a promotional incentive (i.e. generally a $3.50 check) which, if cashed by the business, automatically signs the business up for the Preferred Listing service for an initial twelve month period with automatic renewals thereafter. This easy subscription process provides a written confirmation (ie. the check) of the subscription by the newly subscribing business, which is verified by an independent third party (i.e the paying customers depositing bank). To additionally insure the intention of sign-up, the Company then mails a written confirmation card to the newly subscribing business generally within 30 days from activation. The Company also provides a 120-day cancellation period whereby the subscribing business may cancel and receive a full refund of any amounts paid to the Company.

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


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents: This includes all short-term highly liquid
     --------------------------
     investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At June 30, 2003, cash deposits exceeded those insured limits by $ 2,200,000.

     Principles of Consolidation: The consolidated financial statements include
     ----------------------------
     the accounts of the Company and its wholly owned subsidiary, Telco Billing, Inc. All significant intercompany accounts and transactions are eliminated.

     Customer Acquisition Costs: These costs represent the direct response
     ---------------------------
     marketing costs that are incurred as the primary method by which customers subscribe to the Company's services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eighteen months, the estimated average period of retention for new customers. The Company capitalized costs of $1,145,950 and $3,488,662 during the three and nine months ended June 30, 2003 respectively. The Company amortized $829,405 and $1,953,457 , respectively, of total capitalized costs during the three and nine months ended June 30, 2003.

     The Company also incurs advertising costs that are not considered direct-response advertising. These other advertising costs are expensed when incurred. These advertising expenses were $240,171 and $617,494 for the three and nine months ended June 30, 2003, respectively.

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

     Net Income Per Share: Net income per share is calculated using the weighted
     ---------------------
     average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128, Earnings Per Share.

     Use  of  Estimates:  The  preparation of financial statements in conformity
     ------------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Significant estimates made in connection with the accompanying financial statements include the estimate of dilution and fees associated with LEC billings and the estimated reserve for doubtful accounts receivable.

     Stock-Based  Compensation: Statements of Financial Accounting Standards No.
     -------------------------
     123, Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

4.   ACCOUNTS RECEIVABLE

          The Company provides billing information to third party billing companies for the majority of its monthly billings. Billings submitted are "filtered" by these billing companies and the LEC's to determine if such customers fit the criteria to bill them on the telephone bill and are then accepted as Net Accepted billings. Net accepted billings are recognized as revenue and accounts receivable. The billing companies remit payments to the Company on the basis of cash ultimately received from the LEC's by those billing companies. The billing companies and LEC's charge fees for their services which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. These balances have been classified as long-term assets in the accompanying balance sheet.

     The Company experiences significant dilution of its gross billings by the billing companies. The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience. The Company's cash flow may be affected by holdbacks, fees, and other matters which are determined by the LEC's and the billing companies.

5.   INTELLECTUAL  PROPERTY

     The URL is recorded at its cost net of accumulated amortization. Management believes that the Company's business is dependent on its ability to utilize this URL given the recognition of the Yellow page term. Also, its current
                                             -----------
     customer base relies on the recognition of this term and URL as a basis for maintaining the subscriptions to the Company's service. Management believes that the current revenue and cash flow generated through use of Yellow-page.net supports the carrying of the asset. The Company
     ---------------
     periodically analyzes the carrying value of this asset to determine if impairment has occurred. No such impairments were identified during the year ended September 30, 2002 or the three months ended June 30, 2003. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $90,369 and $276,808 for the three and nine months ended June 30, 2003, respectively.

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

     Income taxes for three and nine months ended June 30, is summarized as follows:

                                    Three
                                    Months   Nine Months
                                    Ended       Ended
                                     2003        2003
                                   --------  ------------
Current Provision                  $546,461  $  2,122,694
Deferred (Benefit) Provision        129,578       281,792
                                  ------------------------
Net income tax provision           $676,039  $  2,404,486
                                  ========================

     At June 30, 2003, deferred income tax assets related to differences in book and tax bases of accounts receivable, direct marketing costs and intangible assets.

     At June 30, 2003 deferred tax liabilities were comprised of differences in book and tax bases of customer acquisition costs and property and equipment respectively.

7.   STOCKHOLDERS'  EQUITY

Series  E  Convertible  Preferred  Stock
----------------------------------------

          During the year ended September 30, 2002, the Company created a new series of equity, the Series E Convertible Preferred Stock, $0.001 par value per share, and authorized 200,000, shares. The shares carry a $0.30 per share liquidation preference and accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares shall be entitled, after two years from issuance, to convert them into common shares on a one-to-one basis together with payment of $0.45 per converted share.

          During the year ended September 30, 2002, pursuant to an existing tender offer, holders of 131,840 shares of the Company's common stock exchanged those shares for an equal number of the Series E Convertible Preferred shares, at the then $0.085 market value of the common stock. As of June 30, 2003, the liquidation preference value of the outstanding Series E Convertible Preferred Stock was $39,552, and dividends totaling $1,978 had been accrued associated with those shares.

Treasury Stock
--------------

          At June 30, 2003, there were 6,319,000 shares of stock held in treasury.

8.   NET INCOME PER SHARE

          Net income per share is calculated using the weighted average number of shares of common stock outstanding during the three and nine months ended June 30, 2003, respectively. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were $494 and $1,482 preferred stock dividends in the three and nine months ended June 30, 2003, respectively. Warrants to purchase 500,000 shares of common stock were excluded from the calculation for the three months ended June 30, 2003. The exercise price of those warrants was greater than the trading value of the common stock and therefore inclusion of such would be anti-dilutive. Also excluded from the calculation for the nine months ended June 30, 2003 were 131,840 shares of Series E Convertible Preferred Stock issued during the year ended September 30, 2002, which are considered anti-dilutive due to the cash payment required by the holders of the securities at the time of conversion. However, the Series E Convertible Preferred Stock was dilutive in the calculation for the three months ended June 30, 2003.The following presents the computation of basic and diluted loss per share from continuing operations for the three and nine months ended June 30,:

                                         Three Months                      Nine Months
                                          Ended June                           Ended
                                           30, 2003                          June 30,
                                                                               2003
                                                                    Per                                  Per
                                            Income       Shares    Share      Income        Shares      share
                                         ------------  ----------  ------  -------------  ----------  ----------
Net  Income                              $ 1,676,830                       $  4,274,552
Preferred stock dividends                       (494)                            (1,482)
                                         ------------                      -------------

Income available to common
 Stockholders                            $ 1,676,336                       $  4,273,070
                                         ============                      =============
Basic Earnings Per Share:


Income available to common stockholders  $ 1,676,336   43,430,722  $ 0.04  $  4,273,070   42,481,237  $     0.10
                                         ============              ======  =============              ==========

Effect of dilutive securities                               7,866

Diluted Earnings Per Share               $ 1,676,830   43,438,588  $ 0.04  $  4,273,070   42,481,237  $     0.10
                                         ============              ======  =============              ==========

9.   RELATED PARTY TRANSACTIONS

     During the three and nine months ended June 30, 2003, the Company conducted transactions with entities affiliated with the Company because of commonality in members in management or direct or indirect control of the affiliate by a member or members of the Company's management. The following summarizes those transactions:

                                                           Three Months    Nine Months
                                                              Ended           Ended
                                                          --------------  --------------
                                                          June 30, 2003   June 30, 2003
                                                          --------------  --------------
      Entity                                                  Amount          Amount
------------                                              --------------  --------------

Simple.Net, Inc. ("SN")                                   $       57,763  $      194,389
Commercial Finance Services d/b/a/ HR Management ("CFS")               -         528,630
Business Executive Services, Inc.                                 62,737         172,979
Advertising Management Specialists, Inc.                         102,901         409,136
Advanced Internet Marketing                                       59,570         221,901
DLC Consulting                                                    30,000          90,000
Sunbelt                                                          125,964         730,815
MAR & Associates                                                  52,000          52,000
                                                          ------------------------------
                                                          $      490,935  $    2,890,785
                                                          ==============================


     These entities provide consulting, employee leasing, marketing and management services to the Company. The above amounts represent payments made to these entities during the period.

     In addition to these transactions, the Company also provides customer and technical support to Simple.net for a fee. These fees are included in other income and amounted to $442,690 in the nine months ended June 30, 2003.

     During the three and nine month periods ended June 30, 2003, the Company loaned $600,000 and $1,000,000, respectively to two entities that are significant shareholders of the Company. Prior to this period and in accordance with the instructions that the Company received from said shareholders, the Company has made payments to third parties (including related parties) on behalf of the stockholders and applied those payments as an increase in Advances to Affiliates. The total balance due from these entities was $1,280,000 at June 30, 2003.

     During the nine month period ended June 30, 2003, the Company's board of directors resolved to pay for the costs of defending a civil action filed against the CEO and Chairman. The action involves a business in which the CEO was formerly involved. The Board action includes any officers and directors that may potentially become involved in this civil action. Through June 30, 2003, the Company has paid approximately $344,976 on behalf of its CEO relative to this matter. This civil action remains unresolved. At this time, the Company cannot estimate what additional costs may be incurred to continue covering the costs related this matter.

10.  Line  of  Credit

     The Company entered into an agreement with Bank of the Southwest for a $250,000 unsecured bank line of credit facility on May 2, 2003. The note requires monthly payments of all accrued interest. All principal and unpaid accrued interest are due on May 2, 2004. Interest accrues at prime rate plus 0.5%,or 4.25% at June 30, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This Quarterly Report contains certain forward-looking statements, including those regarding the Company's and its subsidiary's expectations, intentions, strategies and beliefs pertaining to future performance. All statements contained herein are based upon information available to the Company's management as of the date hereof, and actual results may vary based upon future events, both within and without management's control.

General

YP.Net, Inc., a Nevada corporation (the "Company," "we," "us," or "our"), is in the business of providing Internet-based yellow page advertising space on or through www.Yellow-Page.Net, www.YP.Net, and www.YP.com. Any information
        -------------------  ----------
contained on the foregoing web sites or any other websites referenced in this Report are not a part of this Report. Our common stock trades on the Over-the-Counter Bulletin Board under the symbol "YPNT" and is included as a component of the Dow Jones Internet Services Index.

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

As of June 30, 2003, we had approximately 157,731 "preferred" listing advertisers who have subscribed for this enhanced advertising service and are also billed monthly on their telephone bill. The Company also bills directly to certain customers via a monthly invoice. The amount and frequency of collections on invoice billed customers is significantly less than for customers billed on their telephone bill. The Company estimates that it has approximately 10,000 invoice bill customers that pay for the enhanced listing service on a regular basis. The Company's total customer count represents less than 1% of the estimated available market for preferred listings.

We market for advertisers of our "preferred" listing service ,under the name "Yellow-Page.Net, exclusively to businesses through a direct mail solicitation program. The solicitation includes a promotional incentive (i.e. generally a $3.50 check), which, if cashed by the business, automatically signs the business up for the Preferred Listing service for an initial twelve month period with automatic renewals thereafter. This easy subscription process provides a written confirmation (i.e. the check) of the subscription by the newly subscribing business, which is verified by an independent third party (i.e. the paying customers depositing bank). To additionally insure the intention of sign-up, the Company then mails a written confirmation card to the newly subscribing business generally within 30 days from activation. The Company also provides a 120-day cancellation period whereby the subscribing business may cancel and receive a full refund of any amounts paid to the Company.

In the second quarter of Fiscal 2003, we created an outbound calling department whose function is to proactively obtain the 40-word description to be used in the Mini-Webpage(TM), as well as other information from each newly subscribing customer. This effort is expected to provide more information for potential customers searching our website to help them choose to do business with one of our Preferred Listing advertisers. As of August 11,2003, we have obtained Mini-Webpage information on approximately 120,000 LEC and non-LEC customers.

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

We were originally incorporated as a New Mexico company in 1969. The Company was re-incorporated in Nevada in 1996 as Renaissance Center, Inc. Our Articles of Incorporation were restated in July 1997 and our name was changed to Renaissance International Group, Ltd. Effective July 1998, we changed our name to RIGL Corporation. In June 1999, we acquired Telco Billing, Inc. ("Telco") and commenced our current operations through this entity which is a wholly-owned subsidiary. In October 1999, we amended our Articles of Incorporation to change our corporate name to YP.Net, Inc. to better identify our company with our business focus.

From August through March 1999, we abandoned all subsidiaries previously involved in the multi-media software and medical billing and practice management areas. With the acquisition of Telco, our business focus shifted to the Internet yellow page services business and this business is currently our main source of revenue. Telco is operated as our wholly owned subsidiary.

                               GROWTH INITIATIVES

PRIMARY GROWTH STRATEGIES

PREFERRED LISTINGS-We currently derive almost all of our revenue from selling Preferred Listings for the search results on our website. A Preferred Listing is displayed at the beginning of search results in response to a user's specific search query. A Preferred Listing is enhanced on the display of search results and includes a "Mini-Webpage(TM)" listing where the paying customer can use up to 40 words to advertise; among other features. Our primary growth strategy is to obtain a significantly greater number of Preferred Listings given the large, estimated potential available market for such listings. As part of this strategy, the Company has re-instituted its marketing program and plans to regularly solicit its potential customer base of approximately 18 million businesses through its direct mail solicitation program. As a result of such program, the Company has increased its LEC-Billed (i.e. monthly telephone bill) customer count from approximately 47,147 at June 30, 2002 to 157,731 at June 30, 2003.

BRANDING-The Company also plans to further embark upon a substantial campaign to brand its product using the YP.Net, YP.com and Yellow-Page.Net names. The Company seeks to become the "internet yellow pages of choice" to businesses and consumers performing searches.

In addition to its cross marketing and cross placement agreement(s) with other websites, the Company has signed a contract for advertising relating to Baca Racing and National Hot Rod Association ("NHRA") events, which provides us with advertising on the Baca Racing vehicles as well as public relations and advertising as a sponsor of NHRA. The contract relating to Baca Racing and the National Hot Rod Association primarily involves the payment by the Company of approximately $20,000 as a one-time fee in an effort to gain additional exposure for the Company and its services through this mode of advertising for an 18 month period. In addition, we are members of both the Yellow Pages Integrated Media Association (YPIMA) and the Association of Directory Publishers (ADP). As further described under "Strategic Alliances", these organizations are trade associations for yellow page publishers that promote quality of published content and advertising methods. The Company plans to take an even more active role in the year ahead. In the future, the Company also plans to substantially increase its advertising through print, media and fixed placement advertising in select markets.

RECENT  EVENTS

     Contracts and Arrangements

During the quarter ended June 30, 2003 and prior to this filing, the Company entered into several contracts relating to its business. In April, 2003,the Company signed a contract with Switchboard Incorporated ("Switchboard") which allows preferred listing customers of YP.Net to be included in the "Featured Listing" section of Switchboard.com's internet "yellow pages." This agreement is for one year initially.

This agreement involves a minimum monthly payment of $20,000 by the Company for up to 250,000 directory advertisements hosted by Switchboard. The payment would increase for additional directory advertisements exceeding 250,000 at the rate of $.08 per directory advertisement per month. This agreement is renewable for successive one year periods unless either party elects to terminate the agreement with no less than 30 days notice prior to the end of the then-current term.

In May, 2003, the Company signed an agreement with Pike Street Industries whereby the Company's online "yellow pages" will be added to the list of online "yellow page" sites on Pike Street Industries, Inc's websites. The cost of this agreement is $20,000 per month. This agreement may be terminated by either party at any time with 30 days notice.

The Company previously disclosed that it had signed a license agreement with Palm, Inc. ("Palm") to become a provider of "yellow page" and "white page" content on PDA ("personal data assistant") devices using the Palm operating system. Such content will be provided by the Company to Palm through a hypertext link from the Palm operating system to the Company's website. The cost of this agreement was $20,000 up-front for two years. This agreement is renewable for successive two year periods unless either party elects to terminate the agreement with no less than 60 days notice prior to the end of the then-current term. The Company is currently undergoing the quality assurance process with Palm before linking with the Palm operating system. This process is expected to be completed on or before September 30, 2003.

The Company believes each of these agreements will increase the number of page views for our customers and, in the case of the Switchboard agreement, also provides Switchboard's customers the ability to also achieve additional page views by being listed on the YP.Net-related websites.

In July 2003, Overture/GoTo announced that it was being acquired by Yahoo! Inc. The Company has a cross-placement and cross-linking agreement with Overture/Goto which is on a month-to month basis. At this time, the Company is unable to determine the impact, if any, of this acquisition on the the agreement between the Company and Overture/Goto. Based upon preliminary discussions with Overture/GoTo and Yahoo, Company management is not aware of any impending changes to this arrangement.

On July 8, 2003, the Company, through its wholly-owned subsidiary Telco Billing, Inc., signed an Exclusive Domain License agreement with Onramp Access, Inc.
("Onramp"). This agreement provides   the Company the exclusive use of the
domain name www.yp.com. The Company paid $250,000 plus 100,000 shares of YP.Net
            ----------
common stock as consideration for this agreement. The term of the license agreement is three years. According to the agreement, there are certain circumstances whereby the Company would become the owner of the www.yp.com
                                                                ----------
domain name:

- If the price of YP.Net common stock maintains an open and close price above $3.00 per share for three consecutive trading days and all transfer restrictions have lapsed or been removed;

-    If OnRamp has sold all of its YP. Net shares;

- If the Company exercises its right to convert the license agreement into a purchase and sale agreement whereby the Company can exercise its right to call the outstanding YP.Net shares held by Onramp at a price that is the higher of $3.00 per share or the average closing price of YP.Net stock for the three days prior to the notice of the exercise of the call); or

- Onramp converts the license agreement to a purchase and sale agreement and exercises its right to put the stock to the Company at $3.00 per share. Onramp's put right exists only between June 1, 2006 and September 1, 2006.

In June, 2003, the Company signed a Co-location agreement with XO Communications ("XO"), whereby the Company will locate certain of its communications interconnection equipment and cabling on the premises of XO and will also interconnect with the XO telecommunications network. The purpose of this agreement is to provide for the back-up, safety and security of the Company's network and data. This agreement is for two years and is automatically renewed under similar terms unless either party provides forty-five day advance notice of its desire to terminate prior to expiration. The cost of this agreement is $750 per month per location.

     2003 Stock Plan

During the year ended September 30, 2002, the Company's shareholders approved the 2002 Employees, Officers & Directors Stock Option Plan (the "2002 Plan"). The 2002 Plan was never implemented, however, and no options, shares or any other securities were issued or granted under the 2002 Plan. There were 3,000,000 shares of the Company's common stock authorized under the 2002 Plan, which were to come from the Company's authorized but unissued common stock. On June 30, 2003 and July 21, 2003, respectively, the Company's Board of Directors and a majority of it shareholders terminated the 2002 Plan and approved the Company's 2003 Stock Plan ("2003 Plan"). The 3,000,000 shares of Company common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Plan. On August 12, 2003, 2,048,000 shares authorized under the 2003 Plan were granted in the form of Restricted Stock. These shares of Restricted Stock were granted to the Company's service providers as well as the Company's executives. Of the 2,048,000 shares of Restricted Stock granted, 1,049,000 shares vest at the end of three years, an additional 599,000 shares vest either at the end of ten years or upon the Company's common stock attaining an average bid and ask price of $10 per share for three consecutive trading days and an additional 400,000 shares vest upon the common stock attaining various average bid and ask prices with 80,000 shares vesting for each $1 price increase at prices beginning from $5 per share up to $9 per share. The vesting of all shares of Restricted Stock accelerates upon a Change of Control, as defined in the 2003 Plan.

RESULTS  OF  OPERATIONS

     Revenue for the three month period ended June 30, 2003, was $8,013,845 compared to $3,416,953 for the three month period ended June 30, 2002, an increase of over 134%. For the nine month periods ended June 30, 2003 and 2002, revenue increased to $20,604,344 from $9,249,792, an increase of over 122%. The increase in revenue is primarily the result of an increase in preferred listing customers. LEC-billed (i.e. monthly telephone bill) preferred listing customers increased to 157,731 at June 30, 2003 compared to approximately 47,147 preferred listing customers at June 30, 2002, an increase of over 234%. Compared to the 56,432 preferred listing customers at September 30, 2002, the beginning of this fiscal year, the number of preferred listing customer has grown by 179% thus far this fiscal year. The increase in preferred listing customers is the result of our direct mail solicitation marketing efforts. As previously mentioned, the Company also has approximately 10,000 customers that it bills directly through monthly invoice. The amount and frequency of collections on invoice billed customers is significantly less than for customers billed on their telephone bill. Therefore, revenue can be negatively impacted if the billing method used to bill a preferred listing customer converts from telephone bill invoicing to direct invoicing. Also, revenue can be negatively impacted by customer requests for refunds and/or cancellations.

     Cost of services for the three month periods ended June 30, 2003 and June 30, 2002 were $2,061,229 and $1,168,396, respectively, an increase of approximately 76%. Cost of services for the nine months ended June 30, 2003 and 2002 were $5,732,345 and $3,086,075, respectively, an increase of approximately 86%. Cost of services is comprised of billing aggregator dilution expenses, certain direct mailer marketing costs and the amortization of such costs, allowances for bad debt and our billing costs including billing fees charged by our billing aggregators. Dilution expenses include customer credits and any other receivable write-downs. The primary reason our cost of services has continued to increase is due primarily to the previously mentioned increase in preferred listing customers as well as increased dilution and billing fees resulting from our direct solicitation mailing efforts. Cost of services as a percent of net revenue was approximately 26% for the three months ended June 30, 2003 compared to approximately 34% for the same period in the prior fiscal year. Cost of services as a percent of net revenue was 28% for the nine months ended June 30, 2003 compared to 33% in the comparable prior year period. These increased costs were offset by the leveraging of our fixed cost infrastructure over a larger customer base which resulted in the reduction in the cost of services as a percent of net revenue.

     General and administrative expense for the three month periods ended June 30, 2003 and June 30, 2002 were $2,561,499 and $1,186,777, respectively, an increase of approximately 116%. For the nine months ended June 30, 2003 and 2002, such expenses were $5,603,685 and $3,075,448, respectively, an increase of approximately 82%. General and administrative expenses increased due to an increase in costs and employees relating to our growth in preferred listing customers, our Quality Assurance and Outbound marketing initiatives as well as an increase in certain officers compensation relating to employment contracts with such officers. In addition, during the three month period ended June 30, 2003, the Company paid for the costs of defending a civil action filed against its CEO and Chairman pursuant to a Board of Directors resolution. The action involves a business in which the CEO was formerly involved. The Company, and at least one officer, have received subpoenas in connection with this matter. The Board believes that it is important and in the best interests of the Company and its shareholders to resolve this matter as soon as possible. The Board action includes the payment of legal and other fees for any other officers and directors that may become involved in this civil action. Through June 30, 2003, the Company has paid $344,976 on behalf of its CEO relative to this matter. This civil action remains unresolved. At this time, the Company cannot estimate what additional costs may be incurred to continue covering the costs related to this matter, but all such costs shall be deemed to be additional compensation to the CEO. (See Part II-Other Information Item 1. Legal Proceedings) As a percent of net revenue, general and administrative expenses were 32% for the three months ended June 30, 2003 compared to 35% for the comparable period in 2002. For the nine months ended June 30, 2003, general and administrative expenses as a percent of net revenue were 27% compared to 33% for the comparable period in 2002. The reduction in general and administrative expenses as a percent of net revenue is the result of the leveraging our fixed cost infrastructure over a larger customer base.

     Sales and marketing expenses are primarily the costs associated with our marketing relating to our direct mail solicitations. Sales and marketing expenses for the three month periods ended June 30, 2003 and June 30, 2002 were $1,069,576 and $16,330, respectively, an increase of approximately 6400%. For the nine months ended June 30, 2003 and 2002, sales and marketing expenses were $2,564,950 and $155,663, respectively, an increase of almost 1500%. The primary reason for the increase in sales and marketing is due to the Company fully re-instituting its marketing solicitation program and the implementation of new market strategies and modification of direct mail marketing pieces. Such marketing has resulted in the increase in preferred listing customers cited previously. We capitalize certain direct marketing expenses and amortize those costs over an 18 month period based on the customer attrition rates analyzed by the Company. As a percent of net revenues, sales and marketing expenses were 13% and 0.4% for the three month periods ended June 30, 2003 and 2002, respectively. For the nine month periods ended June 30, 2003 and 2002, sales and marketing expenses as a percent of net revenue were 12% and 2%, respectively. The increase in sales and marketing expenses as a percent of net revenue results from the full re-institution of our marketing program.

Depreciation and amortization primarily relates to the amortization of the Company's intellectual property and depreciation of equipment. Regarding the Company's intellectual property, the cost of our Yellow-Page.Net URL license was capitalized at $5,000,000. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $88,088 and $107,500 for the three month periods ended June 30, 2003 and June 30, 2002, respectively. For the nine months ended June 30, 2003 and 2002, amortization expense on the URL were $210,195 and $322,500, respectively. Annual amortization expense in future years related to the URL is anticipated to be approximately $200,000-$300,000. Depreciation and amortization for the three and nine month periods ended June 30, 2003 increased slightly compared to the comparable periods in 2002 due to additional purchases of equipment. However, with the significant equipment purchases relating to the Company's previously-mentioned infrastructure additions, depreciation expense is expected to increase in future periods.

     Interest income , net of interest expense for the three month periods ended June 30, 2003 was $27,994. This compares to interest expense, net of interest income of $33,808 for the three months ended June 30, 2002. For the nine month periods ended June 30, 2003 and 2002, interest income, net of interest expense was $40,783 compared to interest expense, net of interest income of $70,802. The increase in the interest income portion results from the Company's increased cash position resulting from the Company's increased profitability. The decrease in the interest expense portion was a result of the payment of a substantial portion of our debt in Fiscal 2002.

     We recorded other income of $169,857 and other income of 392,482 respectively, for the three month periods ended June 30, 2003 and June 30, 2002. The primary components of other income in the current year period is revenue of $166,536 received from Simple.Net, a related party (See Footnote 9 to the Financial Statements) for customer and technical services provided by the Company to Simple.net. The primary components of other income in the prior year period was $195,772 recorded as a gain on the settlement with a former consultant to the Company and $200,000 received as a settlement from a former billing aggregator. For the nine months ended June 30, 2003, we recorded other income of $399,652 compared to other income of $398,052 for the comparable period in 2002. The primary components of other income in the current period were revenue of $442,691 received from Simple.Net, a related party (See Footnote 9 to the Financial Statements) for customer and technical services provided by the Company to Simple.net offset by a $90,000 loss on a settlement with a former consultant to the Company. The primary components for the prior year period were $195,772 recorded as a gain on the settlement with a former consultant to the Company and $200,000 received as a settlement from a former billing aggregator.

Net income before taxes for the three month periods ended June 30, 2003 and June 30, 2002 were $2,352,869 and $1,247,637 , respectively, an increase of over 88%. For the nine month periods ended June 30, 2003 and 2002, net income before taxes were $6,679,038 and $2,803,269, respectively, an increase of approximately 138%.

Net income for the three month periods ended June 30, 2003 and June 30, 2002 were $1,676,830 , or $0.04 per diluted share, and $798,742 , or $0.02 per diluted share, respectively, an increase in net income of over 109%. For the nine months ended June 30, 2003 and 2002, net income was $4,274,552 or $0.10 per diluted share and $1,726,087, or $0.04 per diluted share, respectively, an increase in net income of 148%. In the three and nine month periods ended June 30, 2003 compared to the comparable periods in 2002, net income increased due to the increase in preferred listing customers cited above with a less than corresponding increase in the expenses to service such customers due to nature of certain fixed infrastructure expenses which do not necessarily increase as revenues increase offset by costs incurred relating to the previously cited infrastructure additions. Net income as a percent of net revenues for the three months ended June 30, 2003 was 21% compared to 23% for the comparable prior period. For the nine months ended June 30, 2003, net income as a percent of net revenue was 21% compared to 19% for the comparable prior period.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Net cash provided by operating activities for the nine-month period ended June 30, 2003, was $3,513,826 compared to $948,210 for the nine -month period ended June 30, 2002. The increase in cash generated from operations is primarily due to a significant increase in net income and corresponding income tax payable resulting from an increase in preferred listing customers offset by an increase in the accounts receivable balance from such growth and funds expended for mailings related to the Company's marketing efforts.

     We had working capital of $4,684,466 as of June 30, 2003 compared to $1,115,741 as of June 30, 2002. The increase is due primarily to increases in cash of $2,107,792 and accounts receivable of $2,368,328 offset by increases in deferred income taxes of $365,550 and accrued liabilities of $440,263.

     Cash used in investing activities was $1,544,673 for the nine -month period ended June 30, 2003. The primary components of cash used represents purchase of computer equipment (relating to the previously-mentioned infrastructure additions) and intellectual property of $544,673, as well as net advances to affiliates of $1,000,000. Compared to the nine -month period ended June 30, 2002, where cash used of $473,935 consisted of significantly lower purchases of computer equipment of $118,979 and lower net advances to affiliates of $458,987 offset by repayments of advances to affiliates and related parties of $153,750.

     Cash used by financing activities was $307,000 for the nine -month period ended June 30, 2003, compared to $836,653 for the nine -month period ended June 30, 2002. The cash used represents total payments made to reduce the principal balances of our outstanding debt reduced by financing of $278,167 under the Company's trade acceptance draft program with AcTrade Financial Technoligies, Ltd.

     We have repaid almost all of our debt. However, we have a commitment to provide up to $10,000,000 in loans to each of Morris & Miller, Ltd. and Matthew & Markson, Ltd. (the "M&M's") Those funding commitments are contingent upon the Company having sufficient cash flow for its operations. Any amounts advanced to the M&M's are to be repaid to the Company and can be offset against amounts owed to the M&M's. We do not believe that the M&M's, as our largest shareholders, will make significant requests for funding under this commitment, as such advances would adversely affect our liquidity. During the three months ended June 30, 2003, the Company made $600,000 of advances under these commitments. The balance due from the M&M's under this commitment was $1,280,000 at June 30, 2003.

The Company previously entered into Executive Consulting Agreements with Sunbelt Financial Concepts Inc. ("Sunbelt"), Advertising Management and Consulting Services, Inc. ("AMCS") and Advanced Internet Marketing Inc. ("AIM") relating to the employment of three executive managers and their respective staffs. As part of these agreements, a Flex Compensation program was instituted. Under these agreements, each of Sunbelt, AMCS and AIM may annually draw up to $220,000, $50,000 and $30,000 respectively subject to sufficient cash on hand at the Company. The amounts are increased by 10% annually and also contain a Due on Sale Clause, whereby if there is a change of control of the Company, as defined, then the respective agreements allows each to receive the greater of 30% of the amounts due under the respective agreements or 12 months worth of fees. As of August , 2003, all amounts had been drawn under the agreements.

On May 1, 2003, the Company also entered into a similar Executive Consulting Agreement with Mar & Associates, Inc. ("MAR"). David Iannini, the Company's Chief Financial Officer, is the President of MAR, and MAR is wholly-owned by a family trust, of which Mr. Iannini is trustee. Similar to the agreements describe immediately above, the MAR agreement provides that Mr. Iannini, through MAR, will provide the Company with the services of Chief Financial Officer, among other administrative services and personnel. As part of the MAR agreement, MAR will receive $17,500 per month with a 10% annual increase in each succeeding year, and fees and reimbursements for certain ancillary items. In addition, the agreement also awarded MAR with 250,000 shares of Company common stock, grossed-up for taxes, subject to achieving certain performance goals for the Company in Fiscal 2003. If such goals are not achieved, then part of the award is forfeited on a pro rata basis. The agreement also awarded bonuses of $15,000 to MAR relating to performance in Fiscal 2003, $21,000 relating to performance for Fiscal 2004 and 10% of annual salary for each fiscal year thereafter for the term of the Agreement, which is December 31, 2007 unless otherwise extended by the parties. As part of the agreement, a Flex Compensation program was instituted which allows MAR to draw up to $15,000 (increased by 10% on each anniversary date of this Agreement) as additional compensation, subject to sufficient cash on hand at the Company. In addition, the Agreement contains a Due on Sale clause whereby if there is a change of control of the Company, as defined, then MAR will receive the greater of 30% of the amounts due under the Agreement or 12 months worth of fees. As of this filing, MAR had drawn the entire $15,000 under its Flex compensation agreement.

Our Chief Executive Officer is involved in personal litigation, which may divert his attention from the management of the Company. The Company's Board of Directors has resolved to pay for the costs of defending a civil action filed against its CEO and Chairman. The action involves a business that the CEO was formerly involved in. The Company and at least one officer have received subpoenas in connection with this matter and the Board believes that it is important to help resolve this matter as soon as possible. The Board action includes the payment of legal and other fees for any other officers and directors that may become involved in this civil action. Through June 30, 2003, the Company has paid $344,976 on behalf of its CEO relative to this matter. This civil action remains unresolved. At this time, the Company cannot estimate what additional costs may be incurred to continue covering the costs related to this matter, but all such costs shall be deemed to be additional compensation to the CEO. Recently, the parties have engaged in preliminary settlement discussions, some of which have included the possible payment of cash or equity by the Company. There can be no assurance that the Company may not be named a defendant in this action in the future.

During the quarter ended June 30, 2003, the Company signed an unsecured credit facility of $250,000 with Bank of the Southwest. The facility is for one year and interest on borrowings, if any, will be an interest rate of 0.5% above the Prime Rate, as defined. On July 2, 2003, the Company drew $100,000 of funds under this credit facility and repaid this borrowing on August 2, 2003.

We believe that cash and cash equivalents on hand, anticipated future cash receipts generated from operations and the availability of funds under our existing line of credit will be sufficient to service our remaining debt and meet our obligations as they become due over the next twelve months.

CERTAIN RISK FACTORS AFFECTING THE COMPANY'S BUSINESS

Our business is subject to numerous risks, including those discussed below. If any of the events described in these risks occurs, our business, financial condition and results of operations could be seriously harmed.

Our Gross Margins may decline over time. We expect that gross margins may be adversely affected because we have determined that profit margins from the electronic yellow pages offerings that we have profited from in the past have fluctuated. We have experienced a decrease in revenue from the LEC from the effects of the Competitive Local Exchange Carriers (CLEC) that are participating in providing local telephone services to customers. We have begun to address this problem and we are implementing data filters to reduce the effects of the CLEC's. We have also sought other billing methods to reduce the adverse effects of the CLEC billings. These other billing methods may be cheaper or more expensive than our current LEC billing and we have not yet determined if they will be less or more effective. We continue to look for profitable Internet opportunities; however there are no assurances that we will be successful, and presently we have no acquisitions in progress.

WE ARE DEPENDANT UPON KEY PERSONNEL: Our performance is substantially dependant on the performance of our executive officers and other key employees and our ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of services of any executive officers or key employees could have a material adverse effect on our business, results of operations or financial condition. Competition for talented personnel is intense, and there is no assurance that we will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. Our Chief Executive Officer is involved in personal litigation, which may divert his attention from the management of the Company. The Company's Board of Directors has resolved to pay for the costs of defending a civil action filed against its CEO and Chairman. The action involves a business that the CEO was formerly involved in. The Company and at least one officer have received subpoenas in connection with this matter and the Board believes that it is important to help resolve this matter as soon as possible. The Board action includes the payment of legal and other fees for any other officers and directors that may become involved in this civil action. Through June 30, 2003, the Company has paid $344,976 on behalf of its CEO relative to this matter. This civil action remains unresolved. At this time, the Company cannot estimate what additional costs may be incurred to continue covering the costs related to this matter, but all such costs shall be deemed to be additional compensation to the CEO.

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT

Since our Growth Rate may slow, operating results for a particular quarter are difficult to predict: We expect that in the future, our net sales may grow at a slower rate on a quarter-to-quarter basis than experienced in previous periods. This may be a direct cause of the projected changes to our direct marketing pieces or regulatory matters discussed below. See "MARKETING," above. As a consequence, operating results for a particular quarter are extremely difficult to predict. Our ability to meet financial expectations could be hampered if we are unable to correct the billing/dilution through the billing aggregators and CLEC markets seen recently or if direct mailing solicitations are not completed on a timely basis each month or if the timing whereby monthly billings are submitted to billing aggregators varies from month to month. Additionally, in response to customer demand, we continue to attempt develop new products to reduce our attrition rates.

WE ARE SUBJECT TO A STRICT REGULATORY ENVIRONMENT. Existing laws and regulations and any future regulation may have a material adverse effect on our business. These effects could include substantial liability including fines and criminal penalties, preclusion from offering certain products or services and the prevention or limitation of certain marketing practices. As a result of such changes, our ability to increase our business through Internet usage could also be substantially limited.

OUR QUARTERLY RESULTS OF OPERATIONS COULD FLUCTUATE DUE TO FACTORS OUTSIDE OF OUR CONTROL, WHICH MAY CAUSE FLUCTUATIONS AND A CORRESPONDING DECREASE TO THE PRICE OF OUR SECURITIES. Our quarterly operating results may fluctuate for reasons that are not within our control, including:

     - demand for our services, which may depend on a number of factors including economic conditions, customer response rates to our direct marketing, customer refunds/cancellations and our ability to continue to bill customers on their monthly telephone bills rather than through direct invoicing;

     - timing of new service or product introductions and market acceptance of new or enhanced versions of our services or products;

     - our ability to develop and implement new services and technologies in a timely fashion to meet market demand as well as our ability to execute the mailing of our monthly direct mail solicitations; and

     -    the actions of our competitors; and

     - the timing of billing and receipt of amounts from LEC's may vary, such that billing and revenues may fall into the subsequent fiscal quarter.

The fluctuation of our quarterly operating results, as well as other factors, could cause the market price of our securities to fluctuate and decrease. Some of these factors include:

     - the announcement of new customers or strategic alliances or the loss of significant customers or strategic alliances;

     -    announcements by our competitors;

     - sales or purchases of Company securities by officers, directors and insiders;

     -    government regulation;

     - announcements regarding restructuring, borrowing arrangements, technological innovations, departures of key officers, directors or employees, or the introduction of new products; and

     - general market conditions and other factors, including factors unrelated to our operating performance or that of our competitors.

Investors in our securities should be willing to incur the risk of such price fluctuations.

WE FACE INTENSE COMPETITION, INCLUDING FROM COMPANIES WITH GREATER RESOURCES. THIS COMPETITIVE PRESSURE COULD LEAD TO CONTINUED DECREASES IN OUR REVENUES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS. Several companies currently market yellow-page services that directly compete with our services and products, including Yahoo and Microsoft. For several reasons, we may not compete effectively with existing and potential competitors. These reasons may include:

     - Some competitors have greater financial resources and are in better financial condition than us.

     - Some competitors have more extensive marketing and customer service and support capabilities.

     - Some competitors may supply a broader range of services, enabling them to serve more or all of their customers' needs. This could limit sales for us and strengthen existing relationships that competitors have with customers, including our current and potential customers.

     - Some competitors may be able to better adapt to changing market conditions and customer demand; and

     - Other competitors not currently involved in the Internet-based yellow-page advertising business may enter the market or develop technology that reduces the need for our services.

Increased competitive pressure could lead to lower prices and reduced margins for our services. If we experience continued reductions in our revenue for any reason, our margins will continue to be reduced, which would adversely affect our results of operations. We cannot assure you that we will be able to compete successfully in the future.

STOCK PRICES OF TECHNOLOGY COMPANIES HAVE DECLINED PRECIPITOUSLY OVER THE LAST SEVERAL YEARS AND THE TRADING PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS. The trading price of our common stock has risen significantly over the past couple of months and could continue to be volatile in response to factors including the following, some of which are beyond our control:

     -    decreased demand in the Internet-services sector;

     -    variations in our operating results;

     - announcements of technological innovations or new services by us or our competitors;

     - changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

     - changes in operating and stock price performance of other technology companies similar to us;

     -    conditions or trends in the technology industry;

     -    additions or departures of key personnel; and

     -    future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

TERRORIST ATTACKS AND THREATS OR ACTUAL WAR MAY NEGATIVELY IMPACT ALL ASPECTS OF OUR OPERATIONS, REVENUES, COSTS AND STOCK PRICE. Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers of parts, components and subassemblies, may impact our operations, including, among other things, causing delays or losses in the delivery of supplies to us and decreased sales of our products. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and costs.

Item  3  -  Controls  and  Procedures
            -------------------------

    The Company's management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report (the "Evaluation Date"). Based on such evaluation, the Company's management has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and forms relating to the Company. The Company's management has also concluded that the Company's disclosure controls and procedures are designed to accumulate and communicate the information required to be disclosed by the Company to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     We are party to ordinary routine litigation in the course of our operations. We have also been subject to certain state and federal regulatory proceedings. See Footnote 9 to the Company's financial statements included herein.

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

     Mr. Tullo has answered the complaints against him and has denied all the allegations and has been vigorously contesting the plaintiffs' claims. Mr. Tullo and his legal counsel have provided the following information:

     Mr. Tullo alleges that he discovered a scheme of financial improprieties by his partners and some employees, including misappropriation of funds from ABF. Further that after Mr. Tullo left his former partners and those appointed by them continued to raise funds without disclosure and to pay old obligations with this new money. Mr. Tullo states that it was through his intervention, by contacting many of the creditors, meeting with the Arizona Attorney General's Office, and moving for and obtaining the appointment of a Receiver, and later a court appointed examiner, that the activities stopped. Upon the appointment of the receiver, the directors appointed by Mr. Tullo's former partners authorized ABF to file for protection under the United States Bankruptcy Code and initiated the suit referenced above.

     There are several other suits related to ABF and its bankruptcy proceedings. In all of the cases not filed by the control persons of ABF, Mr. Tullo is not named as a defendant. The only findings of fact and conclusions of law that have been rendered in this series of cases is against one of the directors installed by Mr. Tullo's former partners, and that was by the Arizona Corporation Commission, docket number S-03443A-01-0000 Decision number 64079. In addition, the suit filed by the American Support Foundation which is controlled by the individuals appointed by Mr. Tullo's former partners has been dismissed in Mr. Tullo's favor.

     The Company has conducted a limited investigation of these matters, but is not in a position to confirm or deny the truth of the various and conflicting allegations. The litigation does not presently name the Company as a defendant. The litigation could adversely affect the Company if the litigation diverts Mr. Tullo's attention from his duties as an officer and director of the Company. Recently, the parties have engaged in preliminary settlement discussions, some of which have included the possible payment of cash or equity by the Company. There can be no assurance that the Company may not be named a defendant in this action in the future. Closing arguments in this case were concluded in July, 2003 and a decision is expected on or before September 30, 2003. Any decision may be subject to appeal.

The Company has agreed to pay all of Mr. Tullo's legal expenses in connection with the foregoing action. To date, such expenses have aggregated $344,976.

ITEM  2.  CHANGES  IN  SECURITIES

     During the nine months ended June 30, 2003, the Company issued the following unregistered securities and on the following terms:

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

-    1,000,000 shares (value of $75,000) to Advanced Internet
     Marketing,Inc.("AIM") for services rendered to the Company. DeVal Johnson, the Company's Secretary and Director is President of AIM; and

- In December , 2003, the Company issued 50,000 shares (value of $3,750) to David J. Iannini, the Company's CFO. In addition, 250,000 shares (value of $25,000) were issued to Mar & Associates, Inc., an entity owned by a family trust, of which Mr. Iannini is the sole trustee. These shares were issued in consideration of services rendered to the Company through December 31, 2002.

The restricted shares were issued based upon the average bid and ask prices at the time of issuance and were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (b) (a) See Exhibit Index The Registrant filed the following Current Reports on Form 8-K during the three-month period covered by this report and ending June 30, 2003:

     - On May 30, 2003, the Company filed a Current Report on Form 8-K attaching a press release concerning the Company's earnings and results of operations for the Company's second fiscal quarter endied March 31, 2003.

     - On July 22, 2003, the Company filed a Current Report on Form 8-K to report the execution of an Exclusive Domain Name License Agreement whereby the Company obtained exclusive rights to the "YP.com" domain name.

Items 3-5 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                    YP.NET,  INC.



Dated:  August 14th, 2003             /s/  Angelo Tullo
                                    -------------------
                                    Chairman, President, Chief Executive Officer
                                    --------------------------------------------

                                    /s/  David  J.  Iannini
                                    -----------------------
                                    Chief  Financial  Officer
                                    -------------------------

                                  EXHIBIT INDEX


 Exhibit No.                   Exhibit
-------------   -------------------------------------------


    10.1 Colocation Agreement between the Registrant and XO Communications, Inc. dated June 10_, 2003
    10.2 Executive Consulting Agreement between the Registrant and Mar & Associates, Inc. dated May 1, 2003
    10.3       Private Label Agreement-Vista.com
    31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350 of Chapter 63 of Title18 of the United States Code

____________