Form 10KSB
period 2003-09-30
YP NET INC
filed 2003-12-31
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB

                                   (Mark one)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2003

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the Transition period from ________ to ____________

                        Commission File Number: 0-24217


                                  YP.NET, INC.
                 (Name of Small Business Issuer in its Charter)

                    NEVADA                               85-0206668
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
               or organization)

                    4840 EAST JASMINE STREET, SUITE           85205
                          105, MESA, ARIZONA
               (Address of principal executive offices)     (Zip Code)

                                 (480) 654-9646
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Registrant's revenues for its most recent fiscal year were $30,767,444.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on December 26, 2003 was approximately $29,600,000.

The number of shares outstanding of the registrant's classes of common stock, as of December 26, 2003 was 48,560,802.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2004 Annual Meeting of Shareholders to be held on April 2, 2004 are incorporated by reference in Part III of this Form 10-KSB.


                                     PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to: (i) our expected continued success in our direct mail marketing program; (ii) the expected success of our branding strategy; (iii) our anticipated entry into other countries; and (iv) our strategy to begin marketing to national accounts.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section below titled "Certain Risk Factors Affecting Our Business" in Part II, as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

General

YP.Net, Inc., a Nevada corporation (the Company, "we, "us," or "our") is a national Internet Yellow Page publisher. Through our wholly-owned subsidiary, Telco Billing, Inc. ("Telco"), we only publish our Yellow Pages online at or through the following URL's: www.Yellow-Page.Net, www.YP.Net and www.YP.Com.
                             -------------------------------     ----------
Any information contained on the foregoing websites or any other websites referenced in this Annual Report are not a part of this Annual Report.

We use a business model similar to print Yellow Page publishers. We publish basic directory listings ("Basic Listings"), free of charge. Like Yellow Page publishers, we generate revenues from those advertisers ("Advertisers") that desire increased exposure for their businesses. Our Basic Listings contain the business name, address and phone number for almost 18 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format.

As described below, Advertisers pay us monthly fees in the same manner that advertisers pay additional fees to traditional print Yellow Page providers for enhanced advertisement font, location or display. The users ("Users") of our website(s) are prospective customers for our Advertisers.

We offer several different upgrades to our advertising customers:

Internet Advertising Package(TM) ("IAP"). Under this package, the Advertiser pays for additional exposure by purchasing a Mini-WebPage(TM). This Mini-WebPage contains, among other useful information, a 40-word description of the business, hours of operation and detailed contact information. This product is easily searched by Users on their personal computers, as well as cellular phones and other hand-held devices. In order to provide search traffic to the Advertiser's Mini-WebPage, we elevate the Advertiser to a preferred listing ("Preferred Listing") status, at no additional charge. As such, the preferred Advertiser enjoys the benefit of having its advertisement displayed in a primary position before all Basic Listings in that particular category when Users perform searches on our site(s). The Mini-WebPage is easily accessed and modified by Advertisers. We also provide our Internet Advertising customers with enhanced presentation and additional unique products:

     -    larger font;
     -    bolded business name;
     -    map directions;
     - a Click2Call feature, whereby a User can place a telephone call to the Internet Advertising customer by clicking the icon that is displayed on the Mini-WebPage. This call is free of charge to both the User and the Internet Advertising customer;
     -    a link to the Internet Advertiser's own webpage; and

     - additional distribution network for Preferred Listings. This feature gives additional exposure to our Internet Advertising customers by placing their Preferred Listing on several online directory systems. This service is currently free of charge to our Advertisers.

The Internet Advertising Package currently costs the Advertiser $24.95 per month ($21.95 for new Advertisers). As of September 30, 2003, we had signed up approximately 250,000 Internet Advertising Packages. Currently, this product accounts for over 95% of our revenue.

Online QuickSite Package(TM) ("QuickSite(TM)"). For those IAP Advertisers that do not have their own website and that desire to provide more information than is offered through the IAP Mini-WebPage, we will design and create an eight page, template-driven, website for the Advertiser, a QuickSite. We charge the Advertiser a set-up fee of $200.00 and an additional $39.95 per month for hosting services for their QuickSite. Once set up, the Advertiser can access their new QuickSite online and make modifications at their discretion. This essentially serves the same function as do display advertisements in the print Yellow Page books, except that it can be changed more often to meet Advertisers' needs. Users can access these QuickSites on the World Wide Web or from the Advertisers Preferred Listing or Mini-WebPage. As of September 30, 2003, we had created and currently host approximately 265 QuickSites.

Internet Dial-Up Package(TM) ("IDP"). We offer our Internet Advertising customers a cost-effective and efficient Internet dial-up package to take advantage of the benefits offered by on-line access. This allows our Advertisers who do not have Internet access to take full advantage of the IAP and QuickSite packages that we offer. In certain geographical areas, we have offered a bundled product whereby the IAP Advertiser can either pay for the advertising or the IDP, in which case they will receive the other service free. To date, approximately 40,000 Internet Advertising customers utilize the service without
charge.   However, we intend to expand and market this package to new
Advertisers in the next fiscal year at a cost of $34.95 per month for a bundled product. Those Advertisers that already have the free service will retain their current bundled pricing.

Marketing. Unlike most print Yellow Page companies that sell advertising space by visiting or calling potential advertisers in their area, we solicit advertisers for our Internet Advertising Package exclusively by direct mail. We believe this enables us to offer our products and services at more affordable rates than our competitors. Moreover, we believe direct mail is a less expensive form of marketing than visiting or calling potential customers. Currently, our direct mail marketing program includes a promotional incentive, generally in the form of a $3.50 activation check that a solicited business simply deposits to activate the service and become an Internet Advertising customer on a month-by-month basis. As a method of third-party verification, the depositing bank verifies that the depositing party is in fact the solicited business. Upon notice of activation by a depositing bank, we immediately contact the business to confirm the order and obtain the information necessary to build their Mini-WebPage. Within 30 days of activation, we also send a confirmation card to the business. To ensure our goal of 100% customer satisfaction, we offer a cancellation period of 120 days and a full refund. Our direct mail marketing program complies with and, in many instances, exceeds the United States Federal Trade Commission ("FTC") requirements as established by agreement signed between the Company and the FTC in September 2001.

Billing. Similar to the local Regional Bell Operating Companies, we are approved to bill our products and services directly on most of our Advertisers' local phone bill. We believe that this is a significant competitive advantage as few independent Yellow Page companies are authorized to do business in this fashion.

Benefits to Advertisers. For advertisers, we believe that online Yellow Pages provide significant competitive advantages over existing print directories. For example, the ability of online advertisers to access and modify their displays and advertisements often results in more current information. Additionally, online advertisers can more readily advertise temporary or targeted specials or discounts. We provide added value to our Advertisers who have purchased our Internet Advertising Packages through promotion and branding of our website to bring customers to our Advertisers. We believe that the large number of Internet Advertising Packages, that includes the Mini-WebPages, provides Users with more information, which is more readily available on our sites, compared to our competitors. We believe that we provide Users with what they are looking for, more quickly and more efficiently. We believe the attraction of such Users will, over the long-term, result in more sales for our Internet Advertisers.

Moreover, we provide additional value through our relationships. We provide the vast majority of the Preferred Listings on a number of competitors' websites, including www.switchboard.com, www.myareaguide.com, as well as on www.go2.com.
          -------------------  -------------------                -----------
The go2 site has exclusive contracts with providers like Verizon Wireless, AT&T Wireless, ALLTEL, Nextel and Sprint to also provide this information to their cellular phone and hand-held device subscribers.

From a User's Standpoint. A national, online Yellow Pages allows the User to access information nationally rather than relying exclusively on local listings like those provided in print Yellow Page directories. In addition, our product offerings allow Users to find and take advantage of advertisers' current special offerings and discounts. We also provide easy access to such information through desktop or laptop computers, cellular phones or hand-held devices, such as personal digital assistants. We believe our offering of a national online Yellow Pages service meets the growing demand for immediate access and the increasing need and trend of Users who are more frequently traveling to areas outside the areas serviced by their local print directories.

Directory Service and Search Engine. We also believe that our products offer many competitive advantages over standard search engines. Our directory service and search engine format allows the User to search by location using either a business name or business category. Unlike popular commercial search engines, our search engine does not search the Internet to provide results. Instead, it searches our defined database, resulting in a more focused, refined and, oftentimes, quicker and more accurate search.


Growth Strategies and Initiatives

Internet Advertising Package. We currently derive almost all of our revenue from selling IAPs. During fiscal 2003, we continued our direct mail marketing program to acquire additional Internet Advertising customers. We regularly solicit potential advertisers from a database of approximately 18 million U.S. businesses. This database is continually updated to account for new or closed businesses, as well as updated contact information. As a result of this program, we have increased our IAP customer count from 113,565 at September 30,
2002 to 255,376 at September 30, 2003.   This total represents less than 2 % of
the total available market of 18 million U.S. businesses according to Acxiom USA. During fiscal 2004 and beyond, we plan to continue aggressively marketing additional IAPs using our direct mail marketing program.

Branding. We plan to further embark upon a substantial campaign to brand our YP.Com name and our products. We seek to become the "internet Yellow Pages of choice" to advertisers and Users performing searches. We plan to use various forms of media, which may include print, television, radio, billboard and movie-theater advertising in select markets or nationally. We believe such branding will help to attract Users to our websites, as well as advertisers to sign-up for our IAP and/or other service offerings. The goal of our branding is to obtain instant customer recognition of our offerings that, over time, may enhance the response rate of our direct mail marketing program.

Expansion of Service Offerings to Other Countries. We are currently exploring our ability to offer our services in other English-speaking countries, which we believe we could accomplish without hiring a significant number of additional people or incurring additional training costs.

Marketing of QuickSite. Until recently, we have not focused our marketing efforts on the QuickSite service offering. As a part of a test market, we maintained three full-time sales people and experimented with less traditional lines of selling, such as through third party agents like EZsitemaster, Inc. Through these efforts, we acquired 265 QuickSite customers during fiscal 2003. In fiscal 2004, we will continue these efforts, as well as test marketing the use of our direct mail marketing program tailored for this product. We believe that this marketing effort may produce additional revenues.

Internet Dial-Up Package. We will test market this product at $16.95 per month in fiscal 2004. We also plan to begin charging new Advertisers for our bundled product, consisting of the IAP and IDP, in certain geographical areas. Initially, this bundled product will cost the new Advertiser $34.95 per month, or $5 more per month than the IAP alone. This pricing will save the Advertiser approximately 40% over the individual stand alone prices. We believe this offering will enhance revenue by raising the price to the Advertiser for each ISP/IDP sold at very little additional cost to us.

National Accounts Marketing. Currently, we have limited our marketing efforts to individual business units, rather than national accounts such as hotel chains, automobile dealers, etc. We believe a significant opportunity exists to offer our IAP and other service offerings to such national accounts on a bulk basis, which, if successful, may result in additional revenues. We plan to hire or contract with a dedicated sales force, as well as customer account set-up/maintenance personnel.


The Internet Yellow Page Market

According to The Kelsey Group and the Yellow Pages Integrated Media Association (YPIMA), while there are approximately 200 major U.S. Yellow Page print publishers, an increasingly mobile and computer-sophisticated population is accessing the Yellow Pages by way of the Internet at a sharply increasing rate.

Approximately 13% of Yellow Page directory inquiries were conducted online in 2002 compared with 2% in 2000. According to a Kelsey Group report, the total Yellow Pages directory industry is expected to grow at an annual rate of seven percent through 2008, resulting in an increase in total spending from approximately $15 billion in 2003 to an estimated $21.3 billion in 2008. However, the vast majority of this anticipated growth is expected to be in the online Yellow Pages advertising industry rather than traditional print advertising. Specifically, the Kelsey Group forecast estimates the online Yellow Pages advertising market to grow at an annual rate of 59% per year through 2008 or from approximately $500 million in 2003 to an estimated $5.2 billion in 2008. This is compared to an expected 2.5% annual rate of growth in the traditional print Yellow Pages market from approximately $14.5 billion in 2003 to an estimated $16.1 billion in 2008. These anticipated rates of growth would result in the online Yellow Pages advertising industry achieving a market share of 25% of the total Yellow Pages advertising industry in 2008 compared to a current market share of just three percent.

Based upon our revenues of approximately $30 million of the currently estimated $500 million online Yellow Page market, we believe that we have approximately six percent of the fragmented online Yellow Page market and is therefore one of the leading online Yellow Page companies in terms of revenue.

Internet usage provides the User with the following major advantages over print Yellow Pages:

     -    More current and extensive listing information.
     - Immediate access to business listings across the nation from any location.
     - Broad accessibility via computers and hand-held devices, such as mobile phones and personal digital assistants.
     - Features such as mapping, direct calling to the advertiser and e-mail at the click of a button may also be available.

There are also a number of advantages that an Internet Yellow Pages listing offers to our Advertisers:

     -    Lower costs for a given level of content.
     - The ability to easily access and modify their displays and advertisements, which allows for temporary or targeted specials or discounts.

This market information is summarized in chart form below.

                       ADVERTISING REVENUE
                          $ BILLIONS (1)
==================================================================
        2003  MARKET SHARE   2008  % GROWTH PER YEAR  MARKET SHARE
======  ====  =============  ====  =================  ============
Print   14.5            97%  16.1              2.5%            75%
ONLINE   0.5             3%   5.2               59%            25%
======  ====  =============  ====  =================  ============
TOTAL     15           100%  21.3                7%           100%

     (1) Source: The Kelsey Group and the Yellow Pages Integrated Media Association (YPIMA)

Pricing

We currently price our Internet Advertising Package for new Advertisers at $21.95 per month, which includes all of the service benefits previously described. By comparison, our major Internet competitors are priced significantly higher. The table below sets forth the major direct online competitors, along with current monthly price estimates; the companies include independent Internet Yellow Page providers and the online versions made available by telephone companies.

     -    Switchboard- $35.00 per month
     -    Smartpages (offered by Southwestern Bell)- $39.00- $49.00 per month
     -    Super- Pages (offered by Verizon)- $55.00- $90.00 per month
     -    Dex-Media (offered by Qwest) - $60.00 per month

In addition to our lower price, we believe that our product offerings in many cases are superior. For example, Superpages charges their $55.00 per month price for a bolded-listing only. Our lower price includes the Mini-WebPage, which includes much more information, as well as the rest of the benefits of the IAP. Moreover, our pricing advantage is even more significant when compared with the printed Yellow Pages. For a Yellow Page listing with comparable information content, an advertiser would typically pay over $500 per year. This listing in the printed Yellow Pages would include a business description of comparable size to our Internet offering but would of necessity lack our click2call feature, mapping directions, and link to the Advertisers website. Moreover, as mentioned previously, our online Yellow Page advertisement offering has an almost unlimited degree of flexibility in terms of changing content and adding special informational items at any time throughout the year. This feature is only available to printed Yellow Page advertisers as the books are republished infrequently throughout the year.

Products and Services

We use a business model similar to print Yellow Page publishers. We publish basic directory listings ("Basic Listings"), free of charge. Like Yellow Page publishers, we generate revenues from those Advertisers that desire increased exposure for their businesses. Our Basic Listings contain the business name, address and phone number for almost 18 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format.

For those advertisers that want to get additional exposure for their businesses or to fully take advantage of connectivity to the World Wide Web, we offer additional products and services for a fee. We offer several different upgrades to our advertising customers:

Internet Advertising Package(TM) ("IAP"). Under this package, the Advertiser pays for additional exposure by purchasing a Mini-WebPage. This Mini-WebPage contains, among other useful information, a 40-word description of the business, hours of operation and detailed contact information. This product is easily searched by Users on their personal computers, as well as cellular phones and other hand-held devices. In order to provide search traffic to the Advertiser's Mini-WebPage, we elevate the Advertiser to a preferred listing ("Preferred Listing") status, at no additional charge. As such, the preferred Advertiser enjoys the benefit of having its advertisement displayed in a primary position before all Basic Listings in that particular category when Users perform searches on our site(s). The Mini-WebPage is easily accessed and modified by Advertisers. We also provide our Internet Advertising customers with enhanced presentation and additional unique products:

     -    larger font;
     -    bolded business name;
     -    map directions;
     - a Click2Call feature, whereby a User can place a telephone call to the Internet Advertising customer by clicking the icon that is displayed on the Mini-WebPage. This call is free of charge to both the User and the Internet Advertising customer;
     -    a link to the Internet Advertiser's own webpage; and
     - additional distribution network for Preferred Listings. This feature gives additional exposure to our Internet Advertising customers by placing their Preferred Listing on several online directory systems. This service is currently free of charge to our Advertisers.

The Internet Advertising Package currently costs the Advertiser $24.95 per month ($21.95 for new Advertisers). As of September 30, 2003, we had signed up approximately 250,000 Internet Advertising Packages. Currently, this product accounts for over 95% of our revenue.

We primarily market for IAP's through our direct mail marketing program. (See MARKETING)

We have developed various convenient billing methods for our IAP customers so that they can easily pay our fees each month and we do not need to support a large labor pool of personnel to bill customers and process payments. Our most common billing method is direct billing of our IAP services on the Advertisers local phone bill. (Local Exchange Carrier or "LEC" billing). We can also
                   -     -        -
process one-time and repetitive credit card payments and direct debits to the Advertisers bank account ("ACH" Billing). We also provide invoice billing for those Advertisers that prefer to pay by check. (For more information about our billing programs, see BILLING)

IAP Directory Service and Search Engine - Our directory service is built around four integrated components providing our Advertisers with a visible presence on the Internet and mobile devices, such as cellular phones and Personal Digital Assistants. YP.Com- The front end of our directory services and the showcase of our technology and marketing capabilities is our website YP.Com. The YP.Com website is currently in its fifth generation of development; enhancements are on going and on a recurring schedule to meet the increased demand for our services and products. The website provides several key and easy to use features:
timely information, simple search, search tips, reverse phone number lookup, mapping, and residential and business directory listings.

The Internet Advertising Package leverages the technologies associated with our YP.Com website, Search Engine distribution network, Directory and Search Engine technologies.

Online QuickSite Package(TM) ("QuickSite(TM)"). For those IAP customers that do not have their own website and that desire to provide more information than is offered through the IAP Mini-WebPage, we will design and create an eight page, template-driven, website for the customer, a QuickSite. We charge the Advertiser a set-up fee of $200.00 and an additional $39.95 per month for hosting services for their QuickSite. Once set up, the Advertiser can access their new QuickSite online and make modifications at their discretion. This essentially serves the same function as do display advertisements in the print Yellow Page books, except that it can be changed more often to meet Advertisers' needs. Users can access these QuickSites on the World Wide Web or from the Advertiser's Preferred Listing or Mini-WebPage. As of September 30, 2003, we had created and currently host approximately 265 QuickSites.

We outsource to Community IQ, d/b/a Vista.com, the work of producing usable templates for, as well as the hosting of, the QuickSites . Our agreement with Vista that was originally for three years and has automatic, successive renewal terms of one year each, unless either Vista or the Company gives the other party 90 days' prior advance notice of its intention not to renew. The initial three-year term expires on September 18, 2004. This agreement allows us to focus on marketing the sites for additional revenue without the need for additional hardware, software or technical support personnel.

In recent discussions, the parties have agreed to enhanced cooperation in the marketing and development of the QuickSites. Our cost for Vista's hosting of the QuickSites is $6.50 per QuickSite per month.

During fiscal 2003, we began test marketing the QuickSites through a variety of channels. One of the test markets we developed is the concept of working through other agents and selling into their networks. We hired an outside company to represent our products through their distribution channel. We have a three-year multilevel marketing agreement with EZsitemaster, Inc. to resell our QuickSites to small business owners and other website operators, who in turn may resell to their own small business owners. The original term of this agreement expires in January 2006. However, the agreement has automatic, successive one-year renewal terms unless either party gives the other party 90 days' prior advance notice of its intention not to renew. Under the agreement, EZsitemaster pays us $12.50 per website per month that it sells through its distribution channel.

In addition, EZsitemaster will develop additional website templates using the Vista platform for both the Company and EZsitemaster to sell. These templates are referred to as EZsites. These EZsites add to our suite of products and the variety of services we offer to our Advertisers without any additional work. When we sell these EZsites, we will pay EZsitemaster a sliding scale fee based on the hosting price we charge. Since we currently sell all template driven websites, including the EZsites, under the QuickSite nameplate for a monthly hosting fee of $39.95, we will pay EZsitemaster $1.00 per month for each EZsite used. A provision under the agreement allows us to outsource custom sites to EZsitemaster for those Advertisers desiring to provide even more information to Users than is currently provided by our QuickSites. Under that arrangement, we will evenly split with EZsitemaster any revenue created.

Currently, all set-up fees and monthly hosting fees are paid by the Advertisers by charging of their credit cards. Provisions under the Vista contract allow the Company to collect these credit card payments directly from the Advertisers if it should so chose. However, since this product is in its infancy, the Company has elected to have Vista collect those payments on its behalf. Once collected, Vista supplies a detailed billing statement to us with each payment. We then pay to EZsitemaster the portion they are due. However, once we begin our direct mail marketing program, we will also utilize LEC and/or ACH billing methods. (See BILLING for more detail).

We currently outsource to Vista the technologies supporting our QuickSite product offering. However, if it makes strategic sense to do so, we do have the capability and the capacity to easily convert from a Vista provided turn -key operation to an internally managed solution. However, we currently do not anticipate any changes to our relationship with Vista.

Internet Dial-Up Package(TM) ("IDP"). We offer our Internet Advertising customers a cost-effective and efficient Internet dial-up package to take advantage of the benefits offered by on-line access. This allows our Advertisers who do not have Internet access to take full advantage of the IAP and QuickSite packages that we offer. In certain geographical areas, we have offered a bundled product whereby the IAP customer can either pay for the advertising or the IDP, in which case they will receive the other service free. To date, approximately 40,000 Internet Advertising
customers utilize the service without charge.   However, we intend to expand and
market this package to new Advertisers in the next fiscal year at a cost of $34.95 per month for a bundled product. Those Advertisers that already have the free service will retain their current bundled pricing.

The technology for the Internet Dial Up Package is implemented as a combination of an outsourced service contract for the technologies and communications services with an internally developed and managed User management and access provisioning system. The telephone dial-up communications service will be provided by GlobalPOPs, a national wholesaler and provider of Internet dial-up access. Access to the dial-up service is managed by our customer service team. The customer service team communicates directly with the Advertiser to determine the closest local dial-up access number the Advertiser is to use and assists the Advertiser with the appropriate configuration necessary to effect a connection with GlobalPOPs nationwide network. If the user is mobile, we provide an option for nationwide toll free access to GlobalPOPs network. When an Advertiser dials into their local access number, GlobalPOPs connects with our customer database to authenticate the request for access. Upon successful authentication the Advertiser is granted access to the GlobalPOPs network and to the Internet.

We previously used Dial-Up Services, Inc., d/b/a Simple.Net, Inc., an
Internet service provider beneficially owned by one of our directors, to provide IDP and other services to our customers. Simple.Net charged us $2.50 per customer per month for such Internet access. Our monthly charge to some of our Advertisers includes this Internet access service. Effective January 31st, 2004, Simple. Net will no longer provide any services to us. Although the Separation Agreement between the parties provides for a 30-day extension until March 2nd 2004, neither Simple.Net nor we believe that this time period will be needed. Due to the growth of our IDP customer base, it has now become possible to buy wholesale Internet access from third party providers for less than Simple.Net could now provide. Accordingly, we have recently signed an agreement with GlobalPOPs to provide IDP service to our Advertisers. We had originally entered into the agreement with Simple.Net because it was uneconomical for us to incur the minimum charges for such an agreement with a third party provider when our Advertiser base was smaller.

Marketing

Unlike most print Yellow Page companies, which sell their advertising space by having sales representatives personally visit or call each potential advertiser in their area, we solicit advertisers for our Internet Advertising Package primarily through direct mail. This direct mail component is an essential element, which enables us to offer our products and services on a nationwide basis, which would not be economically possible or manageable through use of sales representatives making personal visits or calls to potential advertisers. In addition, we believe direct mail is a less expensive and more predictable form of marketing than physically visiting or calling potential advertisers and therefore allows us to offer potential advertisers quality products and services at much more affordable rates than our competitors.

Currently, our direct mail marketing program includes a direct mail solicitation, which is made up of several pages describing in detail our products, services, pricing, instructions on how to sign up for the service as well as how the potential advertiser will be billed. Included in this solicitation is a promotional sign-up incentive, generally in the form of a $3.50 activation check ("Sign Up Check"), made payable in the name of their business. If a potential advertiser is interested in, and wishes to order our service, all the advertiser needs to do in order to sign-up for our service is deposit the incentive Sign Up Check in the advertiser's bank account. Because a check made out to the name of a business can only be deposited in that businesses account, the advertiser's bank then acts as a third-party verifier, confirming that the solicited advertiser is in fact the advertiser ordering the service. This deposited check then acts as a written Letter of Authorization ("LOA") (authenticated by the advertiser's bank), which we obtain from each and every advertiser prior to activating any service or billing.

Once the Advertiser deposits the Sign Up Check, a series of events begins. Our staff then places a telephone call to the Advertiser to confirm the sale, update the business information to be listed, provide our toll free number and obtain additional information to build the Mini-WebPage(TM) for the Advertiser. During this call, our staff again asks if the Advertiser has any additional questions regarding our service and repeats our toll-free number for any future questions.

In addition to the written Letter of Authorization and telephone call, we also send each and every new Advertiser a written "Order Confirmation Card" within 30 days, thanking them for choosing to do business with us, informing them of our 120-day no risk money back policy, verifying the advertising information to be displayed, confirming their order and the monthly fee which they have agreed to. We also again at this time provide the Advertiser with our 800 number so that the Advertiser may call us at any time and ask any additional questions which they may have in the future or to simply cancel the service.

We have found that this form of solicitation is cost effective, quick and easy for the potential advertiser, efficiently and effectively provides third-party order verification, effectively eliminates potential slamming or cramming issues, complies with and, in many instances, exceeds the United States Federal Trade Commission ("FTC") requirements as established by the agreement that we signed with the FTC in September 2001, and helps ensure our goal of 100% advertiser satisfaction.

The target audience for our direct mail marketing program is every business in America. Currently, according to Acxiom, USA, that list is almost 18 million strong. We generally solicit in this fashion about 1 million businesses per month.

In September 2003, we signed a five-year agreement with CHG Allied, Inc.("CHG"). CHG is a marketer to various types of medical practitioners. We plan to use CHG's database of medical practitioners in our direct mail marketing solicitation efforts. We will pay all printing and other mailing costs associated with this effort. Also, we will additionally pay CHG $0.75 per month per CHG client subscribing and paying for our Preferred Listing service. We will pay such fee for a period of up to 36 months or for the time the CHG subscriber enlists and pays for the Preferred Listing service, whichever is shorter. CHG is affiliated with Vital Living, Inc., a public reporting company involved in the development and marketing of nutritional products to physicians.

As part of a test market, we currently have three full time sales people dedicated to selling our QuickSite service, as well as contacting Advertisers that have expressed interest in an Internet Advertising Package through our partners. We call this our Winback program.

Our sales department is a turnkey operation whereby the representatives are able to sell our QuickSite service, as well as develop the Advertiser's website in-house. Our sales representatives are also able to activate a new IAP for our customers. These representatives have received the same training as our Inbound Customer Service Representatives to ensure they are fully prepared to accommodate Advertiser requests. Once the test market is completed, the actual department will be expanded in our Las Vegas offices.

In order to provide more leads from different sources than our own customer base, we made an arrangement in the fourth quarter of fiscal 2003 with Pike Industries, a/k/a Yellow.com ("Yellow") relating to sales leads that Yellow sends to us and that actually result in new Advertisers signing up for both the IAP and the QuickSite. We will pay Yellow $35 a one- time fee for every such sale's lead that results in an advertiser sign-up for the Company. However, such payment will be made only after the second months' payment by such new advertiser. That fee is earned by Yellow on the second month of billing and there are no refunds to us if they later cancel. However, since we sell this as a bundle with the IAP and QuickSite, we will have obtained $329.80 before any fee is paid to Yellow. This agreement is on a month-to-month basis.

Mailing List Generation. To generate the leads for our mailing list operation, we purchase approximately 12-18 million business directory listings each from three of the largest information providers in the North American market. We refer to each information provider's list of business listings as a data set ("data set"). Our financial performance allows us to purchase business listing data from information providers such as Acxiom, InfoUSA and Experian on a monthly basis. Each data set consists of 12-18 million records with each record composed of several attributes such as company name, address, employment range, phone number, United States Standard Industrial Classification ("SIC") and Standard Yellow Page Heading ("SYHP") codes. While SYPH is proprietary to our information provider Acxiom,. we believe our fluency in multiple industrial classifications and the additional cost and effort of acquiring data from several sources gives us a competitive edge over companies that purchase data from only a single provider of information or a provider that does not verify the accuracy of the information for each business listing. We continue to evaluate the accuracy of data provided to us by our information providers and continuously expand our list of information providers as necessary in order to maintain a competitive advantage.

The technology for generating a mailing list is comprised of a proprietary application and five databases for generating a mailing list of leads. Data is sent to us monthly from each information provider in an electronic format for integration into a database. After data has been refreshed in each provider database, our proprietary application performs a comparison and merge process between data sets. The proprietary algorithm within our application improves the quality of the record by verifying the accuracy of the information for every business listing sent to us. We compare information from each information provider to determine matching records, unique records and the method employed to verify the information for each business listed to gauge the accuracy for each respective information provider.

Technology and Infrastructure

We believe that we have developed technologies to support the timely delivery of information requested by a user of the system. We believe the quality and timeliness of the content is unmatched by any print medium. A staff of senior engineers experienced in large-scale system design and computer operation develops and maintains the technology. We believe we are particularly adept at large-scale database management, design, data modeling, operations and content management. Technology is employed in all aspects of the business. To focus on a quality and timely product, we have divided the technology staff and technology base into a business operations unit and an advanced technologies group dedicated to our directory services product.

In the business operations element of the technology operation, we have developed several cornerstone technologies to support a sophisticated call center, automated billing of customers, customer relationship management and automated mailing campaign.

Billing Operation. Our billing process allows us to deliver high levels of service to our customers through convenient and timely options. The primary billing method leverages our relationships with Local Exchange Carriers (LECs) and/or Regional Bell Operated Companies (RBOCs), more commonly known to customers as their local phone company. By using this channel, we believe we experience increased collection percentages, reduced chances of internal theft due to direct fund transfers and higher trust with our customers because our fees ride a pre-existing bill they are already accustomed to receiving. Additionally, we decrease our costs by avoiding the need for a dedicated collections depart, utilizing the collection departments of the LECs and greatly reducing the number of paper invoice customers. In cases where this billing method is not available, we offer alternative paper-less billing methods, including recurring credit-card payments and direct bank account withdrawal ("ACH") options.

Internally, the billing process is executed using a two-tier architecture that consists of foundation and business platforms. Our foundation platform is anchored with Microsoft as the primary partner leveraging their SQL Server product line. This alliance aligns us technically with a stable industry standard with proven scaling ability to meet our aggressive growth needs. The option to have multiple processors ensures we will be able to handle our planned customer base growth. System stability is enabled through built-in design features like high availability, simplified database administration and security features. Our business applications tier rests on a program suite that consists of partner provided utilities and our own utilities developed specifically to our billing process. By having light-weight development abilities in-house, we have authority of our application, which allows us greater flexibility, greater security and reduced dependencies on an external entity. These programs also reduce LEC submittal fees by cleaning our customer billing submittals prior to formal submission, and optimizes which provider best suits our needs and maximizes profit potential.

Call Center Operation. We aspire to provide the best customer service in the industry. To aid in that effort, sophisticated call center technologies are employed to support teams dedicated to servicing customer needs, managing the provisioning of new customers and the sale of additional services to existing customers. The call center operation is composed of a high-volume telephone switch to manage the high volume of calls. Call volume is managed using sophisticated applications to manage, distribute and analyze workload across and between call center representatives. Since our call center is staffed six days a week, an automated call attendant is only employed after hours, Sunday or during holidays.

Database Management Systems. At the core of our infrastructure are several high-performance and proprietary database systems containing several terabytes of data or billions of records with hundreds of attributes each, such as business name, phone number, address, number of employees and our unique to the industry 40-word description of the business. We maintain the data for internal operations on thirty-one high performance servers and with large- scale storage systems at our Mesa, Arizona facility that is co-located with our call center operation and technology teams. To meet the demand for our products and services and to provide the highest level of reliability, we employ technologies and techniques providing data redundancy and clustering. Clustering is the use of several computers deployed in a manner to provide redundancy and additional computer processing power.

Site Design and Facilities. The site is implemented as set of fourteen large-scale, high-performance Unix servers with accompanying large-scale storage subsystems that are organized into layers and groups. Each layer and group provides different functionality across the site. The site is organized to allow the integration of new information and functionality without any interruption of service. To ensure our site is continuously available to our users, the site is housed at environmentally controlled co-location facilities geographically distributed and repeated between three locations in Arizona, Nevada and Florida. The co-location service is provided by XO Communications, a leader and national provider of telecommunications services and facilities. The sites are interconnected by a high-performance, scalable and highly-reliable state of the art fiber data network.

Directory Service and Search Engine. Our directory service is built around four integrated components providing our customers with a visible presence on the Internet and mobile devices such as cellular phones and Personal Digital Assistants.

High-Performance Database and Search Engine. We believe we provide the most complete and high performing directory service in the market today. Our proprietary database enables us to collect and merge data from multiple sources to provide extensive and accurate content for our users. With the release of our xDirectory(TM), YPbroker(TM), YPlookup(TM) and YPmatch(TM) technologies in 2004, we expect to be the first to market real-time search feedback on accuracy, search time, spellchecking, synonym matching, automated content delivery and multiple source data merging in a simple to use paradigm. We believe these technologies will simplify the search process and provide the most relevant content to suit our customers' and User's needs. Ultimately, these technologies are expected to increase recurrent use.

Extensible Record. While some of our competitors merge data from multiple sources, we not believe that any of them have acquired data from all of the major data providers in the North American market. Our financial performance, industry focus and market leadership allows us to purchase and merge data from the largest information providers in North America and to merge that data with our extensive in-house customer data set to form the largest and therefore most comprehensive content in the market. We believe this effort provides users of our directory services the greatest number of results per search. With the release of our xDirectory, we will be able to weigh the accuracy of a wide variety of attributes from the source record for inclusion into the merged record. xDirectory's proprietary algorithm for identifying accurate information and removing inaccuracies during the merge process is complemented by our customer service standard of call verifying the attributes of a given record to obtain a market and industry unique 40-word description of the business.

Search Engine-to-Search Engine Distribution. We add value by increasing our customer's visibility by providing automated conduits and content delivery to numerous search engines besides our own. We can deliver content both on the Internet and on mobile devices such as cell phones and Personal Digital Assistants. Our market position and volume allows us to provide content to any of our listed partnerships at a cost below what can be accomplished by direct negotiation. We will enhance further the capabilities of this global distribution network with the release of the YPbroker(TM) technology in 2004 by providing high volume automated updates of records at least weekly, and where possible, daily to our distribution partners.

YP.Com. The front end of our directory services and the showcase of our technology and marketing capabilities is our website, YP.Com. The YP.Com website is currently in its fifth generation of development; enhancements are on-going and on a recurring schedule to meet the increased demand for our services and products. The website provides several key and easy to use features: timely information, simple search, search tips, reverse phone number lookup, mapping, and residential and business directory listings.

Internet Advertising Package Technology. The Internet Advertising Package leverages the technologies associated with our YP.Com website, Search Engine distribution network, Directory and Search Engine technologies.

QuickSite Technology. We currently outsource to Vista the technologies supporting our QuickSite product offering. However, when it makes strategic sense to do so, we do have the capability and the capacity to easily convert from a Vista provided turn -key operation to an internally managed solution.

Internet Dial-Up Package Technology. The technology for the Internet Dial Up Package is implemented as a combination of an outsourced service contract for the technologies and communications services with an internally developed and managed User management and access provisioning system. The telephone dial-up communications service will now be provided by Global Pops, a national wholesaler and provider of Internet dial -up access. Access to the dial up service is managed by our customer service team. The customer service team communicates directly with the Advertiser to determine the closest local dial up access number the Advertiser is to use and assists the Advertiser with the appropriate configuration necessary to effect a connection with Global Pops nationwide network. If the user is mobile, we provide an option for nationwide toll free access to Global Pops network. When an Advertiser dials into their local access number, Global Pops connects with our customer database to authenticate the request for access. Upon successful authentication the Advertiser is granted access to the Global Pops network and to the Internet.

Mailing List Generation. To generate the leads for our mailing list operation, we purchase approximately 12-18 million business directory listings each from three of the largest information providers in the North American market. We refer to each information provider's list of business listings as a data set ("data set"). Our financial performance allows us to purchase business listing data from information providers such as Acxiom, InfoUSA and Experian on a monthly basis. Each data set consist of 12-18 million records with each record composed of several attributes such as company name, address, employment range, phone number, United States Standard Industrial Classification ("SIC") and Standard Yellow Page Heading ("SYHP") codes.
The SIC is numeric code established by the federal government to identify the type of business. It qualifies the industrial or commercial product or service into 99 primary categories, using a two-digit code from 01-99. Similar to SIC, the SYPH is also a numeric code to identify the type of business. SYPH differs by expanding the code to nine digits as opposed to SIC's two digit classification. The additional numeric digits in the code increases the number of classifications significantly to over 75,000 possible types of business. We are fluent in both SIC and SYPH classifications and our products reflect both standards when classifying a type of business by creating a business listing and therefore a lead record that is a composite of SIC and SYPH.

We believe our fluency in multiple industrial classifications and the additional cost and effort of acquiring data from several sources gives us a competitive edge over companies that purchase data from only a single provider of information or a provider that does not verify the accuracy of the information for each business listing. We continue to evaluate the accuracy of data provided to us by our information providers and continuously expand our list of information providers as necessary to maintain a competitive advantage.

We believe the quality of a lead from each information provider's data set
cannot be evaluated by business count alone.   Other factors including overall
quality, duplicates, out of business records and records without phone numbers must be considered. Each information provider verifies the information for each business listing differently, some will attempt to verify information for each business by phone while others will attempt to verify by using a United States Postal Service Certified Address Standardization ("CAS") process for converting addresses to a standard zipcode-4 format required to qualify for lower bulk mailing rates.

The technology for generating a mailing list is comprised of a proprietary application and five databases for generating a mailing list of leads. Data is sent to us monthly from each information provider in an electronic format for integration into a database. After data has been refreshed in each provider database, our proprietary application performs a comparison and merge process between data sets. The proprietary algorithm within our application improves the quality of the record by verifying the accuracy of the information for every business listing sent to us. We compare information from each information provider to determine matching records, unique records and the method employed to verify the information for each business listed to gauge the accuracy for each respective information provider. A unique record is one that exists only in a single providers data set. The number of unique records vary from month to month and is one of the reasons we purchase from multiple sources. Following the merge process, our proprietary mailing application employs sophisticated filtering process to determine address accuracy and facilitate the delivery of the solicitation check. An electronic file is finally generated of a list of leads. The generated list is then sent to our publisher with the name of the business, address of the lead and type of business.

Strategic Alliances

In order to service Users more effectively and to extend our brand to other Internet sources, we have entered into strategic relationships with business partners offering content, technology and distribution capabilities.

We have cross-marketing agreements with other Websites. Generally, the nature of these agreements relate to the reciprocal linking of websites without any compensation to either party. We have cross-marketing arrangements with approximately 600 Websites. These agreements allow us to increase the page views for our Advertisers' listings and also provides the Users of certain websites the ability to also achieve additional page views by being listed on our related websites. We believe these arrangements are important to the promotion of YP.Net and YP.Com, particularly among new Internet users who may access the Internet through these other Websites. These co-promotional arrangements typically are terminable at will.

In addition, we have distribution agreements with several websites, including My Area Guides, go2.com, Switchboard Incorporated ("Switchboard"), and Pike Street Industries, a/k/a, Yellow.com ("Pike"), as well as others. These agreements allow us to increase the page views for our Advertisers' listings. We pay My Area Guides, go2.com, Switchboard and Pike, $6,000, $24,000, $20,000 and $20,000 per month, respectively, for such agreements.

Our search engine placement agreement with Overture.Com is on a month-to month basis. Overture.com provides visibility to the Company's website so that we can provide traffic to our Advertisers. By the payment of monthly fees ranging from $15,000 to $20,000 Overture tries to insure that our site will be one of the highest placed sites when Yellow Page searches are done on major search engines such as MSN and Yahoo to name a few.

In fiscal 2003, we signed a license agreement with Palm, Inc. ("Palm") to become a provider of Yellow Page content on hand-held devices, including "personal data assistants," or "PDAs" using the Palm operating system. We will provide this content to Palm through a hypertext link from the Palm operating system to our website. The cost of this agreement was $20,000 up-front for two years , which has been paid. This agreement is renewable for successive two-year periods unless either party elects to terminate the agreement with no less than 60 days' notice prior to the end of the then-current term. We are currently undergoing the quality assurance process with Palm before linking with the Palm operating system. This process is expected to be completed on or before March 31, 2004.

We also utilize WebDialogs in a co-promotional effort to provide automatic dialing services to our website Users to allow these Users to place a call to one of our Preferred Listing customers by simply clicking a button. This function powers our click2call feature.

Subsequent to year-end, we signed an agreement with SurfNet Media Group, Inc. (SurfNet"), a digital media distribution technology company. SurfNet is a public reporting company. The agreement provides us the exclusive right to use SurfNet's patented Metaphor technology in Internet Yellow Pages applications. Such enhancements may include our ability to offer our Internet Advertising customers the opportunity to deliver streaming audio and video from their Mini-WebPage. The parties also plan to execute a more definitive agreement relating to a licensing and/or other business arrangement by March 31, 2004.

We have also managed revenue sharing partnerships with Amazon.com, Buy.com, Stamps.com, Vista.com, EZSitemaster, Inc. and TheWallStreetJournal.com ,among others, that allow us to generate revenue by purchases made through the link on our home page. To date, the amount of revenue generated from these partnerships is immaterial, or less than 1%.

Since the founding of our wholly-owned subsidiary, Telco, in 1998 and continued through our acquisition of Telco in June of 1999, we have been members of the Yellow Pages Integrated Media Association ("YPIMA"), the Association of Directory Publishers ("ADP") and the Direct Marketing Association ("DMA"). These organizations are trade associations for Yellow Page publishers or others that promote the quality of published content and advertising methods. One of the primary responsibilities of these organizations and of its members is to promote the growth of legitimate Yellow Page companies that provide real value to their advertisers and to the general public at large, while working to expose those companies that take advantage of consumers. We plan to take an even more active role in fiscal 2004.

Billing

Our billing process allows us to deliver high levels of service to our customers through convenient and timely billing/payment options. Our primary option is to bill our customers on their local telephone bill. A vast majority of our Advertisers are billed in this manner. By way of description, when the Regional Bell Operating Companies ("RBOC's") charge for inclusion in their Yellow Page Directories, they charge the business directly on their monthly business phone bill. This primary billing method leverages our relationships with the local telephone companies ("LECs") or as they are sometimes called RBOCs. By using this billing method, we believe we benefit from increased collection percentages, reduced chances of internal theft due to direct fund transfers and higher trust with our Advertisers because our fees appear on a pre-existing bill they are already accustomed to receiving. Additionally, we believe we decrease our costs by avoiding the need for a dedicated collections department, utilizing the collection departments of the LECs and greatly reducing the number of paper invoice customers. In cases where our primary billing method is not available, we offer alternative paper-less billing methods, including recurring credit-card payments and direct bank account withdrawal ("ACH") options. Our very last option and the least attractive for us is the use of direct bill invoices. We only use direct bill invoices in instances where the customer requests this service, or no other billing method is available.

During the fourth quarter of this fiscal year, we have concentrated on doing business with those customers that actually pay us as opposed to activated customers. By enhancing our filtering methods both at the point of marketing and on the billing process, we have been able to reduce the number of duplicate records that we mail and bill to. Additionally by being able to compare records from multiple list vendors, we have been able to have more up- to- date information so that we can remove those businesses that recently closed and add new and additional business information faster. With our changes to our internal controls, we are able to verify, more quickly and accurately which customers' area code has changed or which business has changed their phone number or closed. All of these improvements have added to the number of paying customers if not to the actual number of activated customers.

Internally, the billing process is executed using a two-tier architecture that consists of foundation and business platforms. Our foundation platform is anchored with Microsoft as the primary partner leveraging their SQL Server product line. This alliance aligns us technically with a stable industry standard with proven scaling ability to meet our aggressive growth needs. The option to have multiple processors ensures we will be able to handle our planned customer base growth. System stability is enabled through built-in design features like high availability, simplified database administration and security features. Our business applications tier rests on a program suite that consists of partner provided utilities and our own utilities developed specifically to our billing process. By having light-weight development abilities in-house, we have authority of our application, which allows us greater flexibility, greater security and reduced dependencies on an external entity. These programs also reduce LEC submittal fees by cleaning our customer billing submittals prior to formal submission, and optimizes which provider best suits our needs and maximizes profit potential.

Billing Service Agreements

In order to bill our Advertisers through their LECs, we are required to use one or more billing service integrators. These integrators have been approved by various LECs to provide billing, collection, and related services through the LECs. We have entered into customer billing service agreements with Integretel, Inc. ("IGT," f/k/a "eBillit" and currently "PaymentOne") and more recently with ACI Communications, Inc., f/k/a OAN Billing, Inc., for these services. Under these agreements, our service providers bill and collect our charges to our Advertisers through LEC billing. These amounts, net of reserves for bad debt, billing adjustments, telephone company fees (3-7% of billings, depending upon the number of records submitted) and billing company fees (approximately 3% of billings), are remitted to us on a monthly basis. Other costs associated with LEC billing Telco or LEC holdbacks and dilution , which ranges from 10-20% of billings. On August 1, 2002, we signed a three-year agreement with PaymentOne. This agreement automatically renews for successive terms of one year each unless either party provides 90 days' written notice of its desire not to renew. Our agreement with ACI Communications is effective through September 1, 2004 and automatically renews for successive one-year periods unless either party notifies the other party in writing at least 90 days prior to the expiration date. Presently, we are primarily billing though these integrators.

As previously mentioned, the Company also has the ability to charge Advertisers by charging their credit card and/or debiting their bank account ("ACH"). We currently execute our credit card charges through IAuthorizer, Inc. and our ACH debits are currently processed through PaymentOne.

Check Processing Agreements

As previously discussed, our primary marketing efforts are through direct mail solicitations. Currently, our direct mail marketing program includes a promotional incentive generally in the form of a $3.50 activation check that a solicited business simply deposits to activate the service and become an Internet Advertising customer on a month by month basis. As a method of third-party verification, the depositing bank, or another third-party verification service provider verifies that the depositing party is in fact the solicited business. Upon notice of activation by a depositing bank, we immediately contact the business to confirm the order and obtain the information necessary to build their Mini-WebPage. The Company uses two primary service-providers that serve as third-party verification of the Advertisers' order, as well as providing us with the relevant information necessary for us to bill the Advertisers.

For the fiscal year ended September 30, 2003, this third-party verification service was provided by FSMC, a unit of Travelers Express Company, Inc., which is a subsidiary of Viad Corp, a public reporting company, as well as by Bank of the Southwest. There are no written agreements with FSMC or Bank of the Southwest. The Bank of the Southwest has informed us that it plans to outsource its check processing services. As a result, we plan to decrease or eliminate our reliance upon and use of the Bank of the Southwest for this service.

On August 8, 2003, we signed a three-year agreement with Integrated Payment Systems, Inc., a unit of First Data Corporation, a public reporting company, which is expected to replace Bank of the Southwest as a service provider for check processing.

Customer  Service

Our customer service department is comprised of four main departments; Inbound, Outbound, Quality Assurance and Administration. Our goal is 100% customer satisfaction. We believe that our goal of providing the best customer service rests with our ability to assist our customers with every need in each and every contact with us. Whether the customer contacts us with billing questions, to order an IAP, QuickSite or IDP or even technical questions or complaints, we strive to satisfy each customer We believe this goal will, over time, set us apart from our competitors, We believe the success of customer service starts with the support and direction given to all employees. The call center is managed with a ratio of no more than 8 employees to 1 supervisor, with the teams of supervisors and employees remaining constant in order to provide effective on-going development. The supervisors report to a Department Managers who in turn report to the Call Center Manager.

In order for Senior Management to stay informed of employee and customer feedback, bi-weekly meetings and focus groups are held with the Call Center Manager and the employees to obtain and provide feedback. In addition, all Supervisors and Managers attend weekly development training to improve their management skills. In order to provide the best possible experience for our customers and advertisers we begin by hiring and training only those representatives that meet our stringent guidelines. Each Customer Service Representative ("CSR") goes through one week of training with daily coaching following graduation from training. The CSRs are monitored daily by the supervisors, Quality Assurance and management. Calls are documented with call details, strengths, and areas for improvement. The Supervisors and CSRs develop action plans to improve or to continue providing outstanding customer care.

Inbound Call Center. Our call center supports incoming calls from our Advertisers for all of our products. The Inbound customer service representatives are responsible for taking calls for billing, technical service, and general questions. The customer service representatives are empowered to activate new accounts, adjust accounts with credits, accept payments, change the billing method, and cancel accounts. Our proprietary customer service representative software is tiered in order to limit the actions taken with a Advertiser's account dependant on the employee's position. (See TECHNOLOGY for more information.) If a customer service representative is unable to accommodate the customer's request, a Supervisor is given the call to ensure the customer is satisfied. In addition, requests beyond those a Supervisor can handle are given to a Department Manager or our Quality Assurance group. The customer service representatives have the ability to update Advertiser's accounts, by adding or changing a Mini-WebPage containing the 40 word description, changing hours of operation, changing the business category, and adding the link to the customer's website and email. Once the customer service representative makes the requested changes, the new information will appear on our website the following business day. This ability allows the Advertiser to make timely changes to their listing. The Inbound Customer Care number is generally staffed 6 days a week.

Outbound Calling. In March 2003, our Outbound department met its goal of becoming fully staffed. This center was established to assist our IAP customers to get full benefit for the advertising they had purchased. The Outbound customer service representatives primarily call those Advertisers who recently signed up for our products. They confirm the sale and in the case of an
Advertiser who had purchased an IAP they obtain the information to build their Mini-Webpage. Once the Outbound customer service representative speaks with the Advertiser and obtains all the information for the Advertiser's listing, that listing is then sent to our proofreaders. Every listing that is updated is proofread prior to being placed on our site. This additional step ensures that our Advertisers are represented professionally and accurately to their customers. Since our Outbound customer service representatives only call existing or new Advertisers we are not affected by the "National Do Not Call" list recently enacted by the United States Congress.

Quality Assurance. The Quality Assurance group became fully staffed and operational February 3rd, 2003. The goal of the Quality Assurance group is to monitor Inbound and Outbound calls, take escalated calls, perform Customer Satisfaction Surveys, and make test calls into our Customer Care line on a random basis. The Quality Assurance department reports directly to the call center manager to ensure separation from Inbound and Outbound.

In addition to the Quality representatives, we have a Training & Process Development Supervisor that reports to the Quality Assurance manager. The supervisor's responsibility is to produce and distribute training material to the entire call center to ensure consistent information is provided to all departments.

Administration. The purpose of our administration department is to assist our customers with timely feedback when requested through the mail, e-mail or by facsimile. In addition to the customer service representatives answering incoming calls, we have individuals trained to assist customers via email. Our site and our incoming greeting on the telephone give our customers and our site users our email address. The emails are reviewed daily and generally answered within one business. We have found that many Advertisers prefer to email us with their changes and are very satisfied with our response time and ability to respond to their request. The Administration department receives, sorts, and distributes all incoming and outgoing mail. They are also responsible for filing the hard copies of the cashed incentive checks. All information that is sent to our Advertisers or potential customers that is sent by the call center is routed through the Administration department in order to ensure accurate and consistent information is sent.

Regulation & Self- Regulation

When our Quality Assurance Department was formed, one of its chief goals was to establish internal self- guidelines so that we could regulate ourselves. Management believes that by being proactive with our employees, we can ensure that our Advertisers, customers, prospective customers and former customers all get treated fairly and according to the law.

In our marketing, we believe that we have in all cases exceeded the requirements set with the United States Federal Trade Commission ("FTC").

Current law requires our solicitations to be understood by a simple majority of reasonable individuals. However, our goal is to create solicitations that are clearly understood by all recipients. Prior to each major revision of any solicitation being printed and distributed, it is reviewed by members of our Quality Assurance Team and Marketing teams. Once approved by the Quality Assurance Team, the draft solicitation must be approved by our internal legal compliance representative and outside legal counsel who assesses the solicitation relative to existing legal compliance requirements, as well as our own high standards of quality control, keeping in mind the goal of widespread comprehension stated above. The solicitation is then sent to the general counsel of the Yellow Pages Integrated Media Association (YPIMA) for a independent third party legal review. This general counsel was chosen by the Company for this review because, in fulfilling his duties for the YPIMA, he deals with the Federal Trade Commission and various State and Local Agencies in overseeing and detecting misleading Yellow Page solicitations. Upon approval at this level, the solicitation is provided to our Billing Integrators, where it must pass their legal review as well. Finally, it is sent to the Local Exchange Carriers' legal departments, which ensure that the solicitation complies with all Federal Communication Commission ("FCC") guidelines as well. The LEC also periodically sends the solicitation to the United States Postal Service for review to be sure it meets their guidelines.

All of our direct marketing sales are verified in writing by the endorsement of the activation check by our new Advertiser, the Advertiser's bank verifies that the correct entity is depositing the check and therefore taking advantage of our offer. Then we send confirmation cards to both the accounting and marketing departments of our new Advertisers. We attempt to contact each new Advertiser to confirm the sale and obtain additional information from them to use to build their Mini-WebPage. Lastly, to ensure 100% customer satisfaction, we offer a 120 cancellation period whereby each new Advertiser has 120 days to try our products and, if not completely delighted, they can cancel and receive a full refund.

The Federal Trade Commission requires us to send a confirmation card to a new
Advertiser within 80 days of the deposit of an activation check.   However, we
have elected to send the card in approximately 30 days or less from the date of deposit.

At almost every point of contact with Advertiser and prospective advertisers, we provide a toll free 800 number through which their questions are answered and they have simple method of cancellation if they are dissatisfied for any reason. The Inbound Customer Care number is generally staffed six days a week.

In order to ensure the accuracy and completeness of the Company's financial information, in May, 2002 the independent members of the Company's Board of Directors engaged the services of Jerrold Pierce, a former Senior Special Agent of the Criminal Investigations Division of the Internal Revenue Service for seven western states. Mr. Pierce performs unannounced inspections of the Company's financial records at least once every quarter. Mr. Pierce reports his findings directly to the independent members of the Board, and to the Board in its entirety. To date, Mr. Pierce has found no irregularities in the financial statements under current management.

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

Competition

We operate in a highly competitive and rapidly expanding Internet services market, however our primary market sector is business-to-business services, as opposed to a pure technology industry. We compete with online services, website operators, and advertising networks. We also compete with traditional offline media, such as television, radio, traditional Yellow Pages directory publishers and print share advertising. Our services also compete with many directory website production businesses and Internet information service providers. Our largest competitors are local exchange carriers, or local phone companies, which are generally referred to as LECs also known as local telephone companies. The principal competitive factors of the markets that we compete in include personalization of service, ease and use of directories, quality and responsiveness of search results, availability of quality content, value-added products and services and access to end-users. We compete for advertising listings with the suppliers of Internet navigational and informational services, high-traffic websites, Internet access providers and other media. This competition could result in significantly lower prices for advertising and reductions in advertising revenues. Increased competition could have a material adverse effect on our business.

Many of our competitors have greater capital resources than us. These capital resources could allow our competitors to engage in advertising and other promotional activities that will enhance their brand name recognition at levels we cannot match. The LECs, given their existing local access customers, have brand name recognition and access to potential customers.

We believe that we are in a position to successfully compete in these markets due to the lack of material debt on our books, our recent ability to produce significant cash and the effectiveness of our direct mail marketing program. We further believe that we can compete effectively by continuing to provide quality services at competitive prices and by actively developing new products for customers.

We believe that our Outbound Calling Center, which is utilized to obtain the information necessary to build the Mini-WebPages, is a competitive advantage. The information garnered is not available from any other single source and is unique to our website. We believe it allows Users to have readily available information that is easy to understand and from which they can make their buying decisions. Because of the brevity of the Mini-WebPage information it is easily assessable by Users on their mobile phones and other hand-held devices. We believe that our receipt of over 160,000 updates means that our site contains more useful information than our competitors and that over time Users will find our site more useful than competitor sites. We further believe that this, in turn, will translate into more page views and Advertisers.

Employees

As of December 26, 2003, we have 119 full time and four part- time team members engaged either directly by the Company, through employee leasing or through temporary help agencies. Such team members are not covered by any collective bargaining agreements, and we believe our relations with our team members are good.

Company History

We were originally incorporated as a New Mexico company in 1969 and the Company was re-incorporated in Nevada in 1996 as Renaissance Center, Inc. Our Articles of Incorporation were restated in July 1997 and our name was changed to Renaissance International Group, Ltd. Effective July 1998, we changed our name to RIGL Corporation. In June 1999, we acquired Telco Billing, Inc. ("Telco") and commenced our current operations through this wholly-owned subsidiary. In October 1999, we amended our Articles of Incorporation to change our corporate name to YP.Net, Inc. to better identify our company with our current business focus.

From August through December 1999, we abandoned all subsidiaries previously involved in the multi-media software and medical billing and practice management areas. With the acquisition of Telco, our business focus shifted to the Internet Yellow Page services business and this business is currently our main source of revenue. Telco is operated as our wholly owned subsidiary.

ITEM 2.   DESCRIPTION OF PROPERTY

During fiscal 2002, we renewed our long-term operating lease on the 16,772 square foot corporate office that is located in Mesa, Arizona for approximately $120,000 annually. This lease expires in June 2006. This facility contains both our corporate office and our customer service call center.

In October 2003, our wholly owned subsidiary, Telco, signed a three-year lease on a facility in Las Vegas, Nevada consisting of annual lease payments of approximately $201,000. This facility is approximately 3,500 square feet and is the primary operating facility of Telco. The lease is an operating lease for accounting purposes. This location will shortly replace Telco's facility in Boulder City, Nevada. This space was necessary to accommodate Telco's expanding sales and accounting staff.

We believe that these facilities are adequate for our current and anticipated future needs. Management further believes that both of these facilities and their contents are adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS

We are party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not material to our business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In July 2003, a proposal to approve our 2003 Stock Plan was submitted to a group of shareholders constituting approximately 65% of our outstanding capital stock entitled to vote. By written consent in lieu of a meeting, as provided for under Nevada corporate law and our bylaws, these shareholders approved the adoption of the 2003 Stock Plan. In connection with the submission of the proposal to the shareholders, we filed an Information Statement with the Securities and Exchange Commission and delivered a copy to all shareholders of the Company in accordance with the Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder. No other matters were submitted to the stockholders.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock

Our common stock trades publicly on the OTC Bulletin Board under the symbol "YPNT."

The following table sets forth the quarterly high and low bid prices per share of our common stock by the National Quotation Bureau during the last two fiscal years. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

FISCAL YEAR       QUARTER
                  ENDED                    HIGH         LOW

2002              December 31, 2001        $0.23       $0.06
                  March 31, 2002           $0.37       $0.12
                  June 30, 2002            $0.20       $0.05
                  September 30, 2002       $0.11       $0.05
2003              December 31, 2002        $0.13       $0.04
                  March 31, 2003           $0.24       $0.08
                  June 30, 2003            $1.25       $0.14
                  September 30, 2003       $2.41       $0.56

Holders of Record

On December 26, 2003, there were approximately 425 shareholders of record of our common stock according to our transfer agent. The Company has no record of the number of shareholders who hold their stock in "street" name with various brokers.

Dividend Policy

We have one class of outstanding preferred stock (Series E Preferred Stock), of which there are currently, 131,840 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year, payable in quarterly installments of $0.00375.

To date, we have not paid cash dividends on our common stock. However, subsequent to year end and during the quarter ending December 31, 2003 , we entered into an agreement with two of our significant shareholders, Morris & Miller, Ltd and Mathew and Markson, Ltd., whereby we agreed, subject to applicable laws, to declare and pay a cash dividend of at least $.01 per share to all of our common stock shareholders within 60 days of the end of each fiscal quarter commencing no later than April 30th, 2004 for our fiscal quarter ended March 31, 2004, and for each fiscal quarter thereafter based on the record date announced by our Board of Directors.

Sales of Unregistered Securities

During fiscal 2003, we issued the following shares as payment for legal services. These shares were issued to the following attorney's relating to the favorable resolution of several legal proceedings whereby the Company was the Plaintiff in recovering shares from various consultants who did not provide the agreed-upon services. All such shares were issued in reliance on the exemptions from registration afforded by Section 4(2) and Regulation D of the Securities Act of 1933, as amended.

Date               Recipient      Total Shares   Value

June 16, 2003  Peter Strojnik          261,750  $183,225
May 1, 2002    Dwight Flickenger       176,896    22,996
May 1, 2002    Kevin Flickenger         75,813     9,856
May 1, 2002    Joseph McDaniel         191,219    24,858

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended September 30, 2003, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 7 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to: (i) our expectation that legal costs relating to the litigation involving our CEO will not be significant after December 31, 2003; (ii) our projection that capital expenditures will not increase at the same rate in the future; (iii) our anticipation of the cessation of advances to affiliates and the beginning to pay a cash dividend on our common stock in fiscal 2004; (iv) our belief that our direct mail marketing costs in fiscal 2004 will be consistent with our expenditures in fiscal 2003; and (v) our expectation that initial costs incurred in our branding initiative will not immediately result in financial benefit to the Company .

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section below titled "Certain Risk Factors Affecting Our Business," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

YP.Net, Inc., a Nevada corporation (the Company, "we, "us," or "our") is a national Internet Yellow Page publisher. Through our wholly-owned subsidiary, Telco Billing, Inc. ("Telco"), we only publish our Yellow Pages online at or through the following URL's: www.Yellow-Page.Net, www.YP.Net and www.YP.Com.
                             -------------------  ----------     ----------
Any information contained on the foregoing websites or any other websites referenced in this Annual Report are not a part of this Annual Report.

Recent Developments

Litigation by others against our Chairman and CEO

By order of the Board of Directors, we have been funding the litigation defense of our Chairman and CEO, Angelo Tullo, as it related to claims made by New Horizon Capital, LLC ("New Horizon"), the successor in interest to American Business Funding Corp. These claims were not adverse to the Company. However, the Board of Directors determined that clearing Mr. Tullo's name was important to our future success because of the results he has achieved on behalf of our investors.

Mr. Tullo has been exonerated by the fact that, in December 2003, New Horizon agreed to have the litigation against Mr. Tullo dismissed. New Horizon was ordered by the judge to pay, and has paid, $10,000 to Mr. Tullo's lawyers as compensation for certain expert witness fees that were to be paid by Mr. Tullo. In contrast to the dismissal of claims against Mr. Tullo, New Horizon has obtained judgments against the other members of American Business Funding's former management.

The previous case, in which Mr. Tullo was involved concerning certain investors of American Business Funding Corp., was dismissed in July 2003 for failure to produce evidence.

Additionally, all prior cases involving Mr. Tullo and relating to the foregoing matters have been dismissed as to Mr. Tullo.

We will finish paying for the expenses relative to this case in the second quarter of fiscal 2004 and no further significant expenses are expected to be incurred after December 31, 2003.


Termination of the Revolving Loan Agreements With Our Major Shareholders-Mathew and Markson and Morris & Miller, LTD ("M&M's")

In December 2003, we entered into an agreement with the M&M's to terminate the revolving loan agreement previously provided to them.

As part of the original acquisition of Telco from the M&Ms, we provided them with the right to "put" back to us their shares of Company common stock under certain circumstances. We subsequently entered into a new arrangement with the M&Ms, whereby their "put" rights were terminated in exchange for the establishment of the revolving lines of credit. Under these lines of credit, we agreed to lend up to $10 million to each of the M&Ms, subject to certain limitations.

Our new agreement with the M&Ms, which is memorialized in a Third Amendment to the original Stock Purchase Agreement, cancels the revolving lines of credit effective

April 9, 2004, upon the payment of the following final specific advances to each of the M&Ms:

Morris & Miller, Ltd.

$275,000 on January 30, 2004
$300,000 on February 27, 2004
$500,000 on March 31, 2004
Sufficient funds to pay 3 years interest on April 9, 2004

Mathew and Markson, Ltd.

$50,000 on January 30, 2004
$100,000 on February 27, 2004
$75,000 on March 31, 2004
Sufficient funds to pay 3 years interest on April 9, 2004

Within ten days after April 9, 2004, the M&M's will prepay all of the interest on their loans for the next 36 months. We will continue to retain pledged stock as collateral for the repayment of all such loans, which, by agreement, mature December 2006.

As part of this new agreement, we have also agreed to pay a quarterly dividend of not less than $.01 per share beginning April 30, 2004 for the period ended March 31st, 2004. We believe this is in the best interests of all of our shareholders.

Termination of Our Relationship with Simple.Net.

On December 29, 2003, we entered into a separation agreement with Simple.Net, a company beneficially owned by our Director and Corporate Secretary DeVal Johnson, which becomes effective January 31, 2004.

Prior to this agreement, we purchased Internet Dial Up access from Simple.net and performed various services for Simple.Net for a fee. These services included Customer Service support for Simple.Net's customers and Technology Support and Billing assistance. At the time the contract(s) were entered into, this was beneficial to us because we did not have sufficient dial-up customers to avoid a minimum fee to the backbone providers, which are companies that own the cable and copper wire cables necessary to provide the service. As our customer base has grown, we are now able to economically enter into our own wholesale contract and in fact have with GlobalPOPs.

In addition, at this time, our revenues from the customer support and technology assistance was essentially the same as that currently paid to Simple.Net to provide the dial up service. We will not be affected by the loss in revenue from Simple.Net as the new contract from GlobalPOPs, which now has no minimum guarantees, is low enough to offset the difference.

Future Outlook

We intend to pursue the following growth strategies and initiatives in fiscal 2004:

Internet Advertising Package. We currently derive almost all of our revenue from selling IAPs. During fiscal 2003, we continued our direct mail marketing program to acquire additional Internet advertising customers. We regularly solicit potential advertisers from a database of approximately 18 million U.S. businesses. This database is continually updated to account for new or closed businesses, as well as updated contact information. As a result of this program, we have increased our IAP customer count from 113,565 at September 30,
2002 to 255,376 at September 30, 2003.   This total represents less than 2% of
the total available market of 18 million U.S. businesses according to Acxiom USA. During fiscal 2004 and beyond, we plan to continue aggressively marketing additional IAPs using our direct mail marketing program.

Branding. We plan to further embark upon a substantial campaign to brand our YP.Com name and our products. We seek to become the "internet yellow pages of choice" to advertisers and Users performing searches. We plan to use various forms of media, which may include print, television, radio, billboard and movie-theater advertising in select markets or nationally. We believe such branding will help to attract Users to our websites, as well as advertisers to sign-up for our IAP and/or other service offerings. The goal of our branding is to obtain instant customer recognition of our offerings that, over time, may enhance the response rate of our direct mail marketing program. However, we expect to incur significant costs relating to our branding prior to such benefits being realized which we expect to fund from our internal cash flow.

Expansion of Service Offerings to Other Countries. We are currently exploring our ability to offer our services in other English-speaking countries, which we believe we could accomplish without hiring a significant number of additional people or incurring additional training costs.

Marketing of QuickSite. Until recently, we have not focused our marketing efforts on the QuickSite service offering. As a part of a test market, we maintained three full time sales people and experimented with less traditional lines of selling, such as through third party agents like EZsitemaster, IncThrough these efforts, we acquired an immaterial number of QuickSite customers during fiscal 2003. In fiscal 2004, we will continue these efforts, as well as test marketing the use of our direct mail marketing program tailored for this product. We believe that this marketing effort may produce additional revenues.

Internet Dial-up Package. We may test market this product at $16.95 per month in fiscal 2004. We will, however, begin to charge new Advertisers for our bundled product, consisting of the IAP and IDP, in certain geographical areas. Initially, this bundled product will cost the new Advertiser $34.95 per month, or at least $5 more per month than the IAP alone. This pricing will save the Advertiser approximately 40% over the individual stand alone prices. We believe this offering will enhance revenue by raising the price to the Advertiser for each ISP/IDP sold at very little additional cost to us.

National Accounts Marketing. Currently, we have limited our marketing efforts to individual business units, rather than national accounts, such as hotel chains, automobile dealers, etc. We believe a significant opportunity exists to offer our IAP and other service offerings to such national accounts on a bulk basis, which, if successful, may result in additional revenues. We plan to hire or contract with a dedicated sales force, as well as customer account set-up/maintenance personnel.


Results of Operations

Fiscal Year End September 30, 2003 Compared to Fiscal Year End September 30,
2002.

Net revenue for the year ended September 30, 2003 ("Fiscal 2003") was $30,767,444 compared to $12,618,126 for the year ended September 30, 2002 ("Fiscal 2002") representing an increase of approximately 144%. This increase in net revenue is the result of three factors: an increase in the number of our IAP Advertisers, the conversion of certain Advertisers from direct bill invoice to monthly telephone billing and an increase in our monthly pricing. These three factors are discussed further below.

Our IAP Advertiser count increased to 255,376 at September 30, 2003 compared to 113,565 at September 30, 2002, an increase of approximately 125%. Relating to the conversion of certain Advertisers to monthly telephone billing, in August, 2003, we analyzed our database of IAP Advertisers that were being billed via direct monthly invoice to determine which of these Advertisers were eligible to be billed on their monthly telephone bill. As a result of this analysis, we determined that 46,717 Advertisers were eligible for monthly telephone billing. As previously described under "BILLING" and in the Financial Statement footnotes, our revenue recognition and collections are significantly higher when Advertisers are billed on their monthly telephone bills rather than through direct invoice. Relating to our price increase, we now charge $21.95 monthly versus $17.95 previously for new IAP Advertisers. In addition, the monthly charge to existing IAP Advertisers was increased to $24.95 monthly upon the first anniversary of their listing. This price increase was instituted on March 20, 2003.

We recently revised the method by which we count our customers. We believe that the new methodology is more accurate and can be more consistently applied to each period. We believe that the disclosure of customer counts including total Activated customers and paying customers provides the most insight into our business.

Activated customers include those Advertisers that are currently paying for the IAP service, as well as those Advertisers that have signed-up for the IAP service but have not necessarily been billed and begun their payment for the service. Based upon these revisions, we had 255,376 Activated IAP customers at September 30, 2003, 235,162 Activated IAP customers at June 30, 2003, 222,092, Activated IAP customers at March 31, 2003 and 168,980 Activated IAP customers at December 31, 2002.

Regarding Paying customers, the Company had 221,537 Paying customers at September 31, 2003, 167,000 Paying customers at June 30, 2003, 151,173 Paying customers at March 31, 2003 and 137,346 Paying customers at December 31, 2002.

Cost of services for Fiscal 2003 were $8,357,768 compared to $3,497,678, an increase of 139%. The increase in cost of services is due to the increased IAP customer count as well as the increase in our direct mail solicitation effort whereby we are currently mailing, on average, approximately 1 million mailers to businesses each month. Cost of services as a percent of net revenue was approximately 27% for Fiscal 2003 compared to 28% for Fiscal 2002. Gross margins improved to 73% in Fiscal 2003 compared to 72% in Fiscal 2002. The improvement in gross margin results from the leveraging of certain fixed costs, included in cost of services, over a larger customer base.

General and administrative expenses for Fiscal 2003 were $8,657,690 compared to $4,754,665 for Fiscal 2002, an increase of approximately 82%. General and administrative expenses increased due to an increase in costs and employees relating to our previously-described growth in IAP Advertisers, the establishment in Fiscal 2003 of our Quality Assurance and Outbound departments as well as an increase in certain officers compensation relating to employment contracts with such officers. In addition, during Fiscal 2003, the Company paid $410,054 for the costs of defending a civil action filed against its CEO and Chairman pursuant to a Board of Directors resolution. The action involved a business in which the CEO was formerly involved. The Board believed that it was important and in our best interests and in the best interests of our shareholders to resolve this matter as soon as possible. As described under "RECENT DEVELOPMENTS," this matter has now been resolved and we no longer expect to incur significant legal costs after December 31, 2003 relating to this matter. Excluding the previously described legal costs, general and administrative expenses increased approximately 67% in Fiscal 2003 over Fiscal 2003. As a percent of net revenue, general and administrative expenses were approximately 28% in Fiscal 2003 compared to approximately 38 % in Fiscal 2002. Excluding the previously-described legal costs, general and administrative expenses as a percent of net revenue was approximately 26% in Fiscal 2003 compared to 38% in Fiscal 2002.

Sales and marketing expenses for Fiscal 2003 were $3,868,643 compared to $963,868 for Fiscal 2002, an increase of approximately 300%. The increase was principally the result of our re-instituting our marketing efforts in the latter part of Fiscal 2002 with the full annual cost of such effort in Fiscal 2003. The marketing expenses are attributed to our direct response marketing, which is our primary source of attracting new Advertisers. As a percent of net revenue, sales and marketing expense was approximately 13% in Fiscal 2003 versus approximately 8% in Fiscal 2002.

Depreciation and amortization was $660,475 in Fiscal 2003 compared to $581,290 in Fiscal 2002, an increase of approximately 14%. This increase was primarily the result of a substantial upgrade of our information technology systems as well as hardware purchased relating to the establishment of our Quality Assurance and Outbound marketing departments. These efforts involved capital expenditures of $736,955 in Fiscal 2003 compared to 77,632 in Fiscal 2002. We do not anticipate capital expenditures to grow at this same rate in the future. In addition, amortization increased in Fiscal 2003 as a result of our agreement with OnRamp Access, Inc. to license the YP.Com Uniform Resource Locator ("URL").

The cost of the Yellow-Page.Net URL was capitalized at its cost of $5,000,000. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $351,933 for the year ended September 30, 2003. Annual amortization expense in future years related to this URL is anticipated to be approximately $350,000-450,000.

Operating income in Fiscal 2003 was $9,222,868 compared to $2,820,625 in Fiscal 2002 representing an increase of approximately 227%. As a percent of net revenue, operating income was approximately 30 % in Fiscal 2003 versus approximately 22% in Fiscal 2002. The increase in operating income resulted from the previously mentioned increases in net revenue as well as the leveraging of part of our fixed costs, included in cost of services and general and administrative expenses, over a larger customer base

Interest expense for Fiscal 2003 was $19,728 compared to $92,341 for Fiscal 2002. The decrease in interest expense was a result of decreased debt due to the repayment of approximately $800,000 of debt in Fiscal 2002.

Interest income was $108,995 in Fiscal 2003 compared to $17,682 in Fiscal 2002 resulting from our increased profitability and cash.

Other expense (income) was a net of $648,908 in income in Fiscal 2003 versus $704,523 of income in Fiscal 2002. In Fiscal 2003, other expense (income) consists of other income of $1,039,521 offset by other expense of $390,612 resulting in net other income of $648,908 In Fiscal 2002, other expense/(income) consists of other income of $704,523. The primary components of other income of $1,039,521 in Fiscal 2003 and $740,523 in Fiscal 2002, respectively, are technical and service income from Simple.net ($618,612 and $300,900, respectively) and gains related to stock settlements due to favorable outcomes in these settlements ($357,906 and $395,772,respectively). The primary components of other expense of $390,612 in Fiscal 2003 are legal expenses incurred relating to stock settlements of $240,935.

Income before income taxes was $9,961,043 in Fiscal 2003 and $3,345,489 in Fiscal 2002, representing an increase of approximately 189%. As a percent of net revenue, income before income taxes was 32% in Fiscal 2003 compared to 27% in Fiscal 2002.

The income tax provision was $2,037,152 in Fiscal 2003 compared to an income tax benefit of $245,974 in Fiscal 2002. The increase in the income tax provision is the result of our increased profitability in Fiscal 2003 offset by the use of our net operating loss carryforwards. During Fiscal 2003 and 2002, our structured certain transactions related to its merger with Telco that allowed the Company to utilize net operating losses that were previously believed to be unavailable or limited under the change of control rules of Internal Revenue Code 382.

Net income for Fiscal 2003 was $7,923,891 , or $0.18 per share, compared to $3,696,463 or $0.09 per share for Fiscal 2002, an increase in net profit of approximately 114% despite a much higher tax provision in Fiscal 2003. The increase in net income resulted from the increased IAP Advertiser count and associated revenue cited above with a less than corresponding increase in expenses cited above offset by the greater tax provision in Fiscal 2003. Net profit as a percent of revenue decreased to approximately 26% in Fiscal 2003 from 29%% in Fiscal 2002 due to the Company increased tax provision in Fiscal 2003 compared to Fiscal 2002 as well as the previously-mentioned legal costs.

Liquidity and Capital Resources

Our cash balance increased to $2,378,848 for Fiscal 2003 from $767,108 for Fiscal 2002. We funded working capital requirements primarily from cash generated from operating activities and utilized cash in investing activities and financing activities.

Operating Activities. Cash provided by operating activities was $4,855,369 for Fiscal 2003 compared to $1,158,015 for Fiscal 2002. The principal source of our operations revenue is from sales of Internet Yellow Page advertising. The increase in cash provided from operations resulted from an increase in net profit offset by an increase in our accounts receivable, deferred income taxes and customer acquisition costs which also increased as a result of our increased profitability and the continuation of our direct mail marketing solicitation effort.

Investing Activities. Cash used by investing activities was $2,891,631 for Fiscal 2003 compared to $244,077 for Fiscal 2002. Advances to affiliates increased to $1,893,131 in Fiscal 2003 compared to $116,757 in Fiscal 2002. As described under "RECENT DEVELOPMENTS," advances to affiliates are expected to cease in Fiscal 2004. We intend to institute a quarterly $0.01 per share dividend on our common stock at that time. In Fiscal 2003, we purchased $736,955 of equipment compared to $77,632 in Fiscal 2002. Increased computer purchases in Fiscal 2003 resulted from the previously described upgrade to our information technology systems as well as the establishment of our Quality Assurance and Outbound efforts. We do expect capital expenditures to increase at this same growth rate in the future. Expenditures for intellectual property increased to $261,545 in Fiscal 2003 compared to $49,688 in Fiscal 2002. This increase primarily resulted from the licensing of the YP.Com URL from OnRamp Access, Inc.

Financing Activities. Cash flows used from financing activities were $351,998 for Fiscal 2003 compared to $830,677 for Fiscal 2002. Regarding debt proceeds, we borrowed $378,169 in Fiscal 2003 from two credit facilities. These credit facilities are maintained primarily for safety and security back-up purposes as our cash flow is generally more than sufficient to maintain and grow the business. In Fiscal 2003, we established a Trade Acceptance Draft program with Actrade Financial Technologies ("Actrade"), which enables us to borrow up to $150,000. A trade acceptance draft ("TAD") is a draft signed by us and made payable to the order of a vendor providing us services. AcTrade provides payment to the vendor and collects from us the amount advanced to the vendor (plus interest) under extended payment terms, generally 30, 60 or 90 days. When used, we pay a rate of one percent per month of the amount of the TAD. There is no term to the agreement with Actrade and either party may terminate the agreement at any time.

We understand that AcTrade is currently in Chapter 11 bankruptcy. Therefore, the availability of this facility is uncertain. During Fiscal 2003, we signed an unsecured credit facility of $250,000 with Bank of the Southwest. The facility is for one year and interest on borrowings, if any, will be an interest rate of 0.5% above the Prime Rate, as defined. During recent discussions with the Bank of the Southwest, it was indicated to us that this credit facility will not be renewed as a result of their desire to focus on relationships with private rather than public companies. In Fiscal 2004, we expect to pursue other credit facilities to replace the aforementioned credit facilities.

We incurred debt in the acquisition of the license right to the Yellow-Page.Net URL. A total of $4,000,000 was borrowed, $2,000,000 from Joseph and Helen Van Sickle, $1,000,000 from our shareholders and $2,000,000 as a Note from Mathew & Markson Ltd. We had dedicated payments in the amount of $100,000 per month for the payment of the Van Sickle note, which was paid in full in early Fiscal 2003. The original note has been paid in full while a balance of $115,866 remains on another note to Mathew & Markson.

We had cash outflow of $685,167 in Fiscal 2003 relating to the repayment of borrowing on our credit facilities and the payment of $160,000 on the remaining Van Sickle note and cash outflow of $830,677 in Fiscal 2002 resulting from the repayment of our credit facility relating to Mathew & Markson Ltd.

As previously described, collections on accounts receivables are received primarily through the billing service aggregators under contract to administer this billing and collection process. The billing service aggregators generally do not remit funds until they are collected. The billing companies maintain holdbacks for refunds and other uncertainties. Generally, cash is collected and remitted to us over a 90 to 120 day period subsequent to the billing dates. In August 2002, we entered into a new agreement with its primary billing service provider, PaymentOne, whereby cash is remitted to us on a sixty day timetable beginning November 2002.

We market our products primarily through the use of direct mailers to businesses throughout the United States. We generally pay for these marketing costs when incurred and amortize the costs of direct-response advertising on a straight-line basis over eighteen months. The amortization lives are based on estimated attrition rates. During Fiscal 2003, we paid $4,738,790 in advertising and marketing compared to $1,941,037 in Fiscal 2002. We anticipate the outlays for direct-response advertising to remain consistent over the next year.

We have an agreement with two of our largest shareholders, Morris & miller, Ltd. and Mathew and Markson, Ltd., which is memorialized in a third Amendment to the original Stock Purchase Agreement. This agreement cancels the prior revolving lines of credit with these parties effective April 9, 2004 upon the payment of the following final specific advances to each of them:

Morris & Miller, Ltd.

$275,000 on January 30, 2004
$300,000 on February 27, 2004
$500,000 on March 31, 2004
Sufficient funds to pay 3 years interest on April 9, 2004

Mathew and Markson, Ltd.

$50,000 on January 30, 2004
$100,000 on February 27, 2004
$75,000 on March 31, 2004
Sufficient funds to pay 3 years interest on April 9, 2004

Prior to December 31, 2003, we created YP Charities, an Internal Revenue Code 501(c)(3) corporation, established to make charitable contributions to worthy causes on our behalf and to encourage other companies that are good corporate citizens to do the same. As of this filing, we have not remitted any amounts to YP Charities but plan to contribute $100,000 during fiscal 2004. At this time, the Board of Directors of YP Charities is identical to the Board of Directors of the Company.

Certain Risk Factors Affecting Our Business

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

WE ARE DEPENDANT UPON KEY PERSONNEL. Our performance is substantially dependant on the performance of our executive officers and other key employees and our ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of services of any executive officers or key employees could have a material adverse effect on our business, results of operations or financial condition. Competition for talented personnel is intense, and there is no assurance that we will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT. Since our growth rate may slow, operating results for a particular quarter are difficult to predict: We expect that in the future, our net sales may grow at a slower rate on a quarter-to-quarter basis than experienced in previous periods. This may be a direct cause of a lower response rate, changes to our direct marketing pieces or regulatory matters discussed below. As a consequence, operating results for a particular quarter are extremely difficult to predict. Our ability to meet financial expectations could also be hampered if we are unable to correct the billing/dilution through the billing aggregators and CLEC markets seen recently or if direct mailing solicitations are not completed on a timely basis each month or if the timing whereby monthly billings are submitted to billing aggregators varies from month to month.

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

OUR QUARTERLY RESULTS OF OPERATIONS COULD FLUCTUATE DUE TO FACTORS OUTSIDE OF OUR CONTROL, WHICH MAY CAUSE FLUCTUATIONS AND A CORRESPONDING DECREASE TO THE PRICE OF OUR SECURITIES. Our quarterly operating results may fluctuate for reasons that are not within our control, including:

     - demand for our services, which may depend on a number of factors including economic conditions, customer response rates to our direct marketing, customer refunds/cancellations and our ability to continue to bill customers on their monthly telephone bills, ACH or credit card rather than through direct invoicing;

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

     - the ability of our check processing service-providers to continue to process and provide billing information regarding our solicitation checks.

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

OUR ABILITY TO EFFICIENTLY PROCESS ADVERTISER SIGN-UP'S AND BILL OUR ADVERTISERS MONTHLY IS DEPENDENT UPON OUR CHECK PROCESSING SERVICE PROVIDERS AND BILLING AGGREGATORS, RESPECTIVELY. The Company currently uses three check processing companies to provide us with Advertiser information at the point of sign-up for our IAP. One of these processors has indicated that it will be outsourcing this function in the future. Our ability to gather information to bill our Advertisers at the point of sign-up could be adversely affected if one or more of these providers experienced a disruption in their operations or ceased to do business with us.

We also are dependent upon our billing aggregators to efficiently bill and collect monies from the LEC's relating to the LEC's billing and collection of our monthly charges from Advertisers. We currently have agreements with two billing aggregators and are currently in the process of negotiating an agreement with an additional billing aggregator. Any disruption in our billing aggregators ability to perform these functions could adversely affect our financial condition and results of operations

WE FACE INTENSE COMPETITION, INCLUDING FROM COMPANIES WITH GREATER RESOURCES. This Competitive Pressure Could Lead To Continued Decreases In Our Revenues, Which Would Adversely Affect Our Operating Results. Several companies currently market yellow-page services that directly compete with our services and products, including Yahoo and Microsoft. For several reasons, we may not compete effectively with existing and potential competitors. These reasons may include:

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

Increased competitive pressure could lead to lower prices and reduced margins for our services. If we experience reductions in our revenue for any reason, our margins may continue to be reduced, which would adversely affect our results of operations. We cannot assure you that we will be able to compete successfully in the future.

STOCK PRICES OF TECHNOLOGY COMPANIES HAVE DECLINED PRECIPITOUSLY OVER THE LAST SEVERAL YEARS AND THE TRADING PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS. The trading price of our common stock has risen significantly over the past six months and could continue to be volatile in response to factors including the following, some of which are beyond our control:

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YP.NET, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------


                                                                       PAGE

INDEPENDENT AUDITORS' REPORT                                              A-2

CONSOLIDATED FINANCIAL STATEMENTS:

     Consolidated Balance Sheet at September 30, 2003                     A-3

     Consolidated Statements of Operations for the years ended
          September 30, 2003 and September 30, 2002                       A-4

     Consolidated Statements of Stockholders' Equity for the
          years ended September 30, 2003 and September 30, 2002           A-5

     Consolidated Statements of Cash Flows for the
          years ended September 30, 2003 and September 30, 2002           A-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                A-9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders and Board of Directors of YP.Net, Inc.:

We have audited the accompanying consolidated balance sheet of YP.Net, Inc. as of September 30, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in The United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of YP.Net, Inc. as of September 30, 2003, and the consolidated results of its operations and cash flows for each of the two years in the period ended September 30, 2003, in conformity with accounting principles generally accepted United States of America.


  /s/ EPSTEIN, WEBER & CONOVER, P.L.C.
Scottsdale, Arizona
December 5, 2003

YP.NET, INC.

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003
-----------------------------------------------------------------------------
ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                                    $ 2,378,848
   Accounts receivable, net                                                       7,328,624
   Prepaid expenses and other current assets                                        154,276
   Deferred tax asset                                                             1,400,637
                                                                                ------------
      Total current assets                                                       11,262,385

ACCOUNTS RECEIVABLE - long term portion                                           1,123,505
CUSTOMER ACQUISITION COSTS,
    net of accumulated amortization of $2,913,776                                 3,243,241
PROPERTY AND EQUIPMENT, net                                                         731,142
DEPOSITS AND OTHER ASSETS                                                           148,310
INTELLECTUAL PROPERTY- URL, net of accumulated
  amortization of $1,868,283                                                      3,512,952
ADVANCES TO AFFILIATES                                                            2,126,204
                                                                                ------------
    TOTAL ASSETS                                                                $22,147,739
                                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts payable                                                             $   428,423
   Accrued liabilities                                                            1,413,245
   Notes payable - current portion                                                  115,868
   Income taxes payable                                                           2,689,312
                                                                                ------------
      Total current liabilities                                                   4,646,848

DEFERRED INCOME TAXES                                                                27,864
                                                                                ------------
      Total liabilities                                                           4,674,712
                                                                                ------------

STOCKHOLDERS' EQUITY:
   Series E convertible preferred stock, $.001 par value, 200,000 shares
    authorized, 131,840 issued and outstanding, liquidation preference $39,552       11,206
   Common stock, $.001 par value, 100,000,000 shares authorized,
     55,265,136 issued, 48,560,802 outstanding                                       48,561
   Paid in capital                                                                9,057,187
   Deferred stock compensation                                                   (3,840,843)
   Treasury stock at cost                                                          (690,306)
   Retained earnings                                                             12,887,222
                                                                                ------------
      Total stockholders' equity                                                 17,473,027
                                                                                ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $22,147,739
                                                                                ============

   The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
----------------------------------------------------------------------

                                                      2003          2002
                                                  ------------  ------------

NET REVENUES                                      $30,767,444   $12,618,126
                                                  ------------  ------------

OPERATING EXPENSES:
     Cost of services                               8,357,768     3,497,678
     General and administrative expenses            8,657,690     4,754,665
     Sales and marketing expenses                   3,868,643       963,868
     Depreciation and amortization                    660,475       581,290
                                                  ------------  ------------
         Total operating expenses                  21,544,576     9,797,501
                                                  ------------  ------------

OPERATING INCOME                                    9,222,868     2,820,625
                                                  ------------  ------------

OTHER (INCOME) AND EXPENSES
     Interest expense and other financing costs        19,728        92,341
     Interest income                                 (108,995)      (17,682)
     Other expense/(income)                          (648,908)     (704,523)
                                                  ------------  ------------

     Total other income                              (738,175)     (629,864)
                                                  ------------  ------------

INCOME BEFORE INCOME TAXES                          9,961,043     3,450,489

INCOME TAX  PROVISION (BENEFIT)                     2,037,152      (245,974)
                                                  ------------  ------------

NET INCOME                                        $ 7,923,891   $ 3,696,463
                                                  ============  ============

NET INCOME PER SHARE:
  Basic                                           $      0.18   $      0.09
                                                  ============  ============

  Diluted                                         $      0.18   $      0.09
                                                  ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                            45,090,877    41,474,180
                                                  ============  ============

  Diluted                                          45,090,877    41,474,180
                                                  ============  ============


        The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
-------------------------------------------------------------------------------------------------------


                                             COMMON STOCK      PREFERRED E               TREASURY     PAID-IN      RETAINED
                                          SHARES       AMOUNT    SHARES      AMOUNT       STOCK       CAPITAL      EARNINGS
                                          -----------  --------  -------  ------------  ----------  -----------  -----------

BALANCE OCTOBER 1, 2001                   40,732,180   $40,732         -  $          -  $(171,422)  $4,559,888   $1,269,340

   Common stock issued for
     services                                100,000       100                                           8,900

   Common stock received under legal
     settlements and placed in treasury     (250,000)     (250)                                       (267,425)

   Series E preferred stock issued
     in exchange for common shares          (131,840)     (132)  131,840        11,206                 (11,074)

   Series E preferred stock dividends                                                                                  (494)

   Net income                                                                                                     3,696,463
                                          -----------  --------  -------  ------------  ----------  -----------  -----------

BALANCE
    SEPTEMBER 30, 2002                    40,450,340   $40,450   131,840  $     11,206  $(171,422)  $4,290,289   $4,965,309
                                          ===========  ========  =======  ============  ==========  ===========  ===========



                                             TOTAL
                                          -----------

BALANCE OCTOBER 1, 2001                   $5,698,538

   Common stock issued for
     services                                  9,000

   Common stock received under legal
     settlements and placed in treasury     (267,675)

   Series E preferred stock issued
     in exchange for common shares                 -

   Series E preferred stock dividends           (494)

   Net income                              3,696,463
                                          -----------

BALANCE
   SEPTEMBER 30, 2002                     $9,135,832
                                          ===========


                                  (CONTINUED)



    The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002     (CONTINUED)
-------------------------------------------------------------------------------------------------------------------------


                                               COMMON STOCK     PREFERRED E              TREASURY    PAID-IN       DEFERRED
                                            SHARES      AMOUNT   SHARES      AMOUNT       STOCK      CAPITAL     COMPENSATION
                                          -----------  --------  -------  ------------  ----------  ----------  --------------

    BALANCE OCTOBER 1, 2002               40,450,340   $40,450   131,840  $     11,206  $(171,422)  $4,290,289  $           -

  Common stock issued for
    services                               7,005,678     7,006                                         712,678

   Common stock received under legal
      settlements and placed in treasury    (468,216)     (468)                          (473,884)         468

   Common stock issued for URL               100,000       100                                          59,900

  Purchase of treasury stock                (500,000)     (500)                           (45,000)         500

  Series E preferred stock dividends

  Common stock issued in restricted
      stock plan                           1,973,000     1,973                                       3,993,352     (3,995,325)

  Amortization of deferred stock
      compensation                                                                                                    154,482

  Net income
                                          -----------  --------  -------  ------------  ----------  ----------  --------------

BALANCE
    SEPTEMBER 30, 2003                    48,560,802   $48,561   131,840  $     11,206  $(690,306)  $9,057,187  $  (3,840,843)
                                          ===========  ========  =======  ============  ==========  ==========  ==============



                                            RETAINED
                                            EARNINGS       TOTAL
                                          ------------  ------------

    BALANCE OCTOBER 1, 2002               $ 4,965,309   $ 9,135,832

  Common stock issued for
    services                                                719,684

   Common stock received under legal
      settlements and placed in treasury                   (473,884)

   Common stock issued for URL                               60,000

  Purchase of treasury stock                                (45,000)

  Series E preferred stock dividends           (1,978)       (1,978)

  Common stock issued in restricted
      stock plan                                                  -

  Amortization of deferred stock
      compensation                                          154,482

  Net income                                7,923,891     7,923,891
                                          ------------  ------------

BALANCE
   SEPTEMBER 30, 2003                     $12,887,222   $17,473,027
                                          ============  ============


    The accompanying notes are an integral part of these consolidated financial statements

YP.NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002


CASH FLOWS FROM OPERATING ACTIVITIES:                               2003          2002
                                                                ------------  ------------

  Net income                                                    $ 7,923,891   $ 3,696,463
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                     660,475       581,290
  Amortization of deferred stock compensation                       154,482
  Issuance of common stock as compensation for services             719,684         9,000
  Gain on settlement of debt                                        (45,362)            -
  Non-cash income recognized on return of common stock related
      to legal settlements                                         (473,884)     (267,675)
  Deferred income taxes                                          (1,465,915)      490,101
  Loss on disposal of equipment                                       6,932
  Provision for uncollectible accounts                            1,688,058     1,375,226
  Changes in assets and liabilities:
    Accounts receivable                                          (6,064,894)   (2,580,410)
    Customer acquisition costs                                   (1,825,014)   (1,224,983)
    Prepaid and other current assets                               (183,196)      (44,042)
    Deposits and other assets                                         2,415      (127,438)
    Accounts payable                                                233,027      (119,511)
    Accrued liabilities                                           1,228,470       106,069
    Income taxes payable                                          2,203,069      (736,075)
                                                                ------------  ------------
          Net cash  provided by operating activities              4,762,238     1,158,015
                                                                ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made to affiliate                                     (1,800,000)     (116,757)
  Expenditures for intellectual property                           (261,545)      (49,688)
  Purchases of  equipment                                          (736,955)      (77,632)
                                                                ------------  ------------
          Net cash used for investing activities                 (2,798,500)     (244,077)
                                                                ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                378,169             -
  Principal repayments on notes payable                            (685,167)     (830,677)
  Purchase of treasury stock                                        (45,000)            -
                                                                ------------  ------------
          Net cash used for financing activities                   (351,998)     (830,677)
                                                                ------------  ------------

INCREASE IN CASH AND CASH EQUIVALENTS                             1,611,740        83,261

CASH AND CASH EQUIVALENTS, beginning of year                        767,108       683,847
                                                                ------------  ------------

CASH AND CASH EQUIVALENTS, end of year                          $ 2,378,848   $   767,108
                                                                ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2001
-------------------------------------------------------------------------



SUPPLEMENTAL CASH FLOW INFORMATION:

                                                     2003      2002
                                                  ----------  -------

       Interest Paid                              $   11,258  $99,541
                                                  ==========  =======

       Income taxes paid                          $1,300,000  $   -0-
                                                  ==========  =======



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                          2003     2002
                                                        --------  -------

Common stock issued for services                        $719,684  $ 9,000
                                                        ========  =======

Common stock  issued to purchase intellectual property  $ 60,000  $   -0-
                                                        ========  =======

Common stock exchanged for Series E Convertible
Preferred Stock                                         $  - 0 -  $11,206
                                                        ========  =======




    The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
-----------------------------------------------

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

Telco was formed in April 1998, to provide advertising and directory listings for businesses on its Internet website in a "Yellow Page" format. Telco
                                             -----------
provides those services to its subscribers for a monthly fee. These services are provided primarily to businesses throughout the United States. Telco became a wholly owned subsidiary of YP.Net, Inc. after the June 16, 1999 acquisition.

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

     The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and Telco, its wholly owned subsidiary, for the years ended September 30, 2003 and September 30, 2002. Certain reclassifications have been made to the September 30, 2002 balances to conform to the 2003 presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents:  This includes all short-term highly liquid
     --------------------------
     investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At September 30, 2003, cash deposits exceeded those insured limits by $2,255,000.

     Principles of Consolidation: The consolidated financial statements include
     ----------------------------
     the accounts of the Company and its wholly owned subsidiary, Telco Billing, Inc. All significant intercompany accounts and transactions are eliminated.

     Customer Acquisition Costs:  These costs represent the direct response
     ---------------------------
     marketing costs that are incurred as the primary method by which customers subscribe to the Company's services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials, which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eighteen months, the estimated average period of retention for new customers. The Company capitalized costs of $4,739,000 and $1,941,000 during the years ended September 30, 2003 and 2002 respectively. The Company amortized $2,914,000 and $719,000, respectively, of these capitalized costs during the years ended September 30, 2003 and 2002. The Company also analyzes these capitalized costs for impairment and believes that there was no impairment of the carrying cost at September 30, 2003 on the basis of customer retention and revenue generated per customer.

     The Company also incurs advertising costs that are not considered direct-response advertising. These other advertising costs are expensed when incurred. These advertising expenses were $955,000 and $248,000 for the years ended September 30, 2003 and 2002 respectively.

     Property and Equipment:  Property and equipment is stated at cost less
     -----------------------
     accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense was $273,340 and $178,058 for the years ended September 30, 2003 and 2002 respectively.

     Revenue Recognition: The Company's revenue is generated by customer
     -------------------
     subscriptions of directory and advertising services. Revenue is billed and recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers ("LEC's") that provide local telephone service. Monthly subscription fees are generally included on the telephone bills of the customers. The Company recognizes revenue based on net billings accepted by the LEC's. Due to the periods of time for which adjustments may be reported by the LEC's and the billing companies, the Company estimates and accrues for dilution and fees reported subsequent to year-end for initial billings related to services provided for periods within the fiscal year. Customer refunds are recorded as an offset to gross revenue.

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


     Financial Instruments: Financial instruments consist primarily of cash,
     ---------------------
     accounts receivable, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The carrying amount of the advances to affiliates approximates fair value because the Company charges what it believes are market rate interest rates for comparable credit risk instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 121 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. Recoverability of the asset is determined by comparing the forecasted undiscounted cash flows generated by said asset to its carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

     Recently Issued Accounting Pronouncements:  In July 2002, the FASB issued
     -----------------------------------------
     SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The Company estimates the impact of adopting these new rules will not be material.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial statements. See Note 10.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company is presently reviewing arrangements to determine if any variable interest entities exist but does not anticipate the adoption of FIN 46 will have a significant impact on the Company's financial statements.


3.   ACCOUNTS RECEIVABLE

The Company provides billing information to third party billing companies for the majority of its monthly billings. Billings submitted are "filtered" by these billing companies and the LEC's. Net accepted billings are recognized as revenue and accounts receivable. The billing companies remit payments to the Company on the basis of cash ultimately received from the LEC's by those billing companies. The billing companies and LEC's charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal.
The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. These balances have been classified as long-term assets in the accompanying balance sheet.

The Company experiences significant dilution of its gross billings by the billing companies. The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience. The Company's cash flow may be affected by holdbacks, fees, and other matters, which are determined by the LEC's and the billing companies. The Company processes its billings through two primary billing companies.

     EBillit, Inc. ("EBI") provides the majority of the Company's billings, collections, and related services. The net receivable due from EBillit at September 30, 2003 was $6,457,998 net of an allowance for doubtful accounts of $2,269,027. The net receivable from EBI at September 30, 2003, represents approximately 76% of the Company's total net accounts receivable at September 30, 2003.

Subscription receivables that are directly billed by the Company are valued and reported at the estimated future collection amount. Determining the expected collections requires an estimation of both uncollectible accounts and refunds. The net subscriptions receivable at September 30, 2003 was $214,994.

Accounts receivable at September 30, 2003 is summarized as follows:


                                   Current      Long-Term      Total
                                 ------------  -----------  ------------
Gross accounts receivable        $10,317,029   $1,518,251   $11,835,280
Allowance for doubtful accounts   (2,988,405)    (394,746)   (3,383,151)
                                 ---------------------------------------
    Net                          $ 7,328,624   $1,123,505   $ 8,452,129
                                 =======================================

Certain receivables have been classified as long-term because issues arise whereby the billing companies change holdback terms and collection experience is such that collection can extend beyond one year.

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

     In the year ended September 30, 2002, the former URL holder claimed that it was due additional amounts for the prior loan extensions. The Company reached a settlement with the former URL holder that required the Company to issue to the former URL holder, 4,000,000 shares of the Company's common stock, warrants to purchase 500,000 shares of the Company's common stock and a note payable for $550,000. The Company recorded an expense of approximately $917,000 related to the settlement representing the principal amount of the note payable, $360,000 as the fair value of the 4,000,000 common shares and $7,176 as the fair value of the warrants. The value of the common stock was determined on the basis of the quoted trading price of the shares on the date of the agreement. The fair value of the warrants was determined on the using the Black-Scholes option pricing model.

     The URL is recorded at its cost net of accumulated amortization. Management believes that the Company's business is dependent on its ability to utilize this URL given the recognition of the Yellow page term. Also, its current
                                           -----------
     customer base relies on the recognition of this term and URL as a basis for maintaining the subscriptions to the Company's service. Management believes that the current revenue and cash flow generated through use of Yellow-page.net supports the carrying of the asset. The Company
     ---------------
     periodically analyzes the carrying value of this asset to determine if impairment has occurred. No such impairments were identified during the year ended September 30, 2003. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $387,135 and $403,232 for the years ended September 30, 2003 and 2002 respectively.

     During the year ended September 30, 2003, the Company acquired a three year license for the domain name, "YP.com" for $250,000 cash and 100,000 shares of the Company's common stock valued at $60,000.

     The following summarizes the estimated future amortization expense related to intangible assets:


     Years ended September 30,
                       2004                       $  431,022
                       2005                          398,528
                       2006                          343,986
                       2007                          236,212
                       2008                          213,035
                 Thereafter                        1,890,169
                                                  ----------

                      Total                       $3,512,952
                                                  ==========

5.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2003:

         Leasehold improvements               $  376,287
         Furnishings and fixtures                167,706
         Office and computer equipment           857,869
                                              -----------
           Total                               1,401,862
           Less accumulated depreciation        (670,720)
                                              -----------

                 Property and equipment, net  $  731,142
                                              ===========



6.   NOTES PAYABLE AND LINE OF CREDIT

     Notes payable at September 30, 2003 are comprised of the following:

          Note payable to former Telco stockholders, original
          balance of $550,000, interest at 10.5% per annum.
          Repayment terms require monthly installments of
          principal and interest of $19,045 beginning December
          15, 2002. Stated maturity September 25, 2004.
          Collateralized by all assets of the Company.             $  115,868
                                                                   ==========


     The note payable to the former Telco stockholders totaled $550,000 at the beginning of the fiscal year ending September 30, 2002. In accordance with instructions that the Company received from said stockholders, the Company has made payments to third parties on behalf of the stockholders and applied those payments as reductions to the note payable. Said stockholders are not a part of management or on the Board of Directors of the Company. Payments on the note were accelerated at the option of the Company. Although the note calls for monthly payments of $19,045, the Company would not be required to make another payment until February 2004 under the original repayment provisions of the note. The full remaining balance of $115,868 is due in the year ended September 30, 2004.


7.   PROVISION FOR INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     During the years ended September 30, 2003 and 2002, the Company structured certain transactions related to its merger with Telco that allowed the Company to utilize net operating losses that were previously believed to be unavailable or limited under the change of control rules of Internal Revenue Code 382. The deferred income tax asset of $1,471,000 related to these net operating losses recorded at September 30, 2001, was fully offset by a valuation allowance. The Company also amended prior year tax returns reflecting a higher net operating loss carryforward that had initially been estimated. The additional net operating loss carryforwards previously not recognized resulted in an income tax benefit of $979,000 that was utilized to offset some of the income tax provision for the year ended September 30, 2003. Additionally, as a result of these changes and the elimination of the valuation allowance an income tax benefit of $1,614,716 was recognized for the year ended September 30, 2002. At September 30, 2003 the Company had a federal net operating loss carryforward of $2,880,000 and no state net operating losses. Those operating loss carryforwards expire in 2019 and 2020.

     Income taxes for years ended September 30, is summarized as follows:

                                  2003         2002
                              ------------  ----------

Current Provision             $ 3,503,067   $ 486,243
Deferred (Benefit) Provision   (1,465,915)   (732,217)
                              ------------------------

Net income tax provision      $ 2,037,152   $(245,974)
                              ========================


A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

                                          2003                 2002
                                          ----                 ----
Federal statutory rates             $ 3,387,140     34%  $ 1,173,166     34%
State income taxes                      119,546      1%      241,534      7%
Utilization of valuation allowance            -      -    (1,471,141)  (43)%
Change in estimate of NOL due to
  changes in structuring and state
  income tax rates used              (1,465,381)  (15)%     (143,575)   (4)%
Other                                    (4,153)     -       (45,958)   (1)%
                                    ----------------------------------------
Effective rate                      $ 2,037,152     20%  $  (245,974)   (7)%
                                    ========================================

At September 30, 2003, deferred income tax assets and liabilities were comprised of:

     Deferred Income Tax Assets:
      Book/tax differences in accounts receivable         $1,184,103
      Deferred compensation                                  372,532
      Book/tax differences in intangible assets               72,140
      Net operating loss carryforward                        979,138
                                                          ----------
         Total deferred income tax asset                   2,607,913
                                                          ----------

     Deferred Income Tax Liabilities:
      Book/tax differences in depreciation                   100,006
      Book/tax differences in customer acquisition costs   1,135,134
                                                          ----------
          Total deferred income tax liability              1,235,140
                                                          ----------

        Net income tax asset                              $1,372,773
                                                          ==========


During the year ended September 30, 2003, the Company moved certain operations and revenue generating assets to a state without corporate income taxes thereby reducing the statutory rate used for state income taxes.

During the year ended September 30, 2002, the valuation allowance was reduced by $1,471,000.

8.   LEASES

     The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2006. Rent expense under these leases was $222,418 and $145,052 for the years ended September 30, 2003 and 2002, respectively.

Future minimum annual lease payments under operating lease agreements for years ended September 30 are as follows:

               2004      $  427,597
               2005         383,679
               2006         292,125
                         ----------

               Total     $1,103,401
                         ==========

9.   STOCKHOLDERS' EQUITY

     Common Stock Issued for Services
     --------------------------------

The Company has historically granted shares of its common stock to officers, directors and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. During the year ended September 30, 2003, the Company issued 6,300,000 shares of common stock to officers and directors, or entities controlled by those individuals, valued at $478,750. Additionally, shares were granted under the Company's Restricted Stock Plan (see
Note 14).

During the year ended September 30, 2002, the Company issued 100,000 shares of common stock to officers, directors and consultants valued at $9,000

Common Shares Received and Retired Under Legal Settlements
----------------------------------------------------------

The Company made claims against numerous parties for return of common shares issued to consultants by former management. Some of these claims resulted in litigation. During the years ended September 30, 2003 and 2002, the Company settled with several of those parties resulting in 468,216 and 250,000 shares in 2003 and 2002, respectively, of the Company's common stock being returned and placed in treasury. These transactions have been recognized as other income of $473,884 and $267,675 in the accompanying statements of operations for the years ended September 30, 2003 and 2002, respectively. The rescissions of the underlying consulting agreements and return of the common stock were recorded at the value of the original transactions that were rescinded, that is, the recorded expense for the original issuance of the shares was, in effect, reversed in the years ended September 30, 2003 and 2002. The majority of the shares were originally issued as consideration under consulting agreements entered into in the years ended September 30, 1999 and 2000.

Common Stock Issued for URL
---------------------------

     During the year ended September 30, 2003, the Company acquired a three year license for the domain name, "YP.com" for $250,000 cash and 100,000 shares of the Company's common stock valued at $60,000.

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

During the year ended September 30, 2002, pursuant to an existing tender offer, holders of 131,840 shares of the Company's common stock exchanged said shares for an equal number of the Series E Convertible Preferred shares, at the then $0.085 market value of the common stock. As of September 30, 2003, the liquidation preference value of the outstanding Series E Convertible Preferred Stock was $39,552, and dividends totaling $2,472 had been accrued associated with said shares.


Treasury Stock
--------------

The Company typically retains the shares acquired in settlements and rescissions of the consulting agreements discussed above as treasury stock. During the year ended September 30, 2003, the Company acquired 468,216 shares of its common stock in rescissions of such agreements. Those shares are recorded at the value at which they were originally issued. Also, during the year ended September 30, 2003, the Company acquired 500,000 shares of its common stock from a former consultant to the Company for $45,000, which was the approximate trading value of those shares at the time the settlement was reached. At September 30, 2003, there were 6,704,334 shares of stock held in treasury.


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

The "Put" feature has renegotiated and retired. As part of the renegotiated settlement, the Company provided a credit facility of up to $20,000,000 to the former Telco shareholders, collateralized by the stock held by these shareholders, with interest at least 0.25 points higher than the Company's average cost of borrowing. Additional covenants warrant that no more that $1,000,000 can be advanced at any point in time and no advances can be made in excess with out allowing at least 30 days operating cash reserves or if the Company is in an uncured default with any of its lenders. At September 30, 2003, the Company had advanced $2,126,204 under this agreement. The former Telco shareholders have been making interest payments on the advances but, as allowed under the agreement, have not made any principal repayments.

Subsequent to September 30, 2003, the Company and the former Telco shareholders agreed to amend the arrangement whereby the Company will be required to advance only an additional $3,300,000 through April 2004 and the ability to draw on that facility will cease at that time. However, the Company made a commitment in connection with that amendment to begin paying dividends to all of its common stockholders in the fiscal year ended September 30, 2004.

     Billing Service Agreements
     --------------------------

The Company has entered into a customer billing service agreement with EBillit, Inc. (EBI). EBI provides billing and collection and related services associated to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. The agreement will automatically renew on September 1, 2005, unless either party gives notice of termination 90 days prior to that renewal date. Under the agreement, EBI bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and EBI fees. If either the Company's transaction volume decreases by 25% from the preceding month, less than 75% of the traffic is billable to major telephone companies, EBI may at its own discretion increase the reserves and holdbacks under this agreement. EBI handles all billing information and collection of receivables. The Company's cash receipts on trade accounts receivable are dependent upon estimates pertaining to holdbacks and other factors as determined by EBI. EBI may at its own discretion increase the reserves and holdbacks under this agreement.

The Company has also entered into an agreement with ACI Communications, Inc. ACI provides billing and collection and related services associated to the telecommunications industry.

These agreements with the billing companies provide significant control to the billing companies over cash receipts and ultimate remittances to the Company. The Company estimates the net realizable value of its accounts receivable on historical experience and information provided by the billing companies reflecting holdbacks and reserves taken by the billing companies and LEC's.

Line of Credit Facilities
-------------------------

The Company has a line of credit arrangement with a financial institution for a total of $250,000. Interest on borrowings is at the prime rate plus 0.5% The facility expires in May 2004. There were no outstanding borrowings under this arrangement at September 30, 2003.

The Company also has a facility to borrow from a financial institution that allows borrowings based on qualifying trade accounts receivable. The advances made under the arrangement are made on a basis of individually negotiated transactions. The advances are generally short-term, being repaid within 30 to 60 days. Advances are limited to $150,000 and accrued interest at an effective rate of 1% per month. There is no specified expiration date on the facility. There were no outstanding borrowings under this arrangement at September 30, 2003.

Other
-----

The Company's Board of Directors has committed the Company to pay for the costs of defending a civil action filed against its CEO and Chairman. The action involves a business that the CEO was formerly involved in. The Company and at least one officer have received subpoenas in connection with this matter and the Board believes that it is important to help resolve this matter as soon as possible. The Board action includes the payment of legal and other fees for any other officers and directors that may become involved in this civil action. Through September 30, 2003, the Company has paid $732,500 on behalf of its CEO relative to this matter. This amount is presented as compensation expense within general and administrative expenses in the accompanying statement of operations for the year ended September 30, 2003. The Company believes that all civil actions against the CEO related to this matter have been dismissed subsequent to September 30, 2003. However, additional legal costs will be incurred to address all matters in finalizing this issue and, at this time, the Company cannot estimate what additional costs may be incurred to continue covering the costs related to this matter, but all such costs shall be deemed to be additional compensation to the CEO. There can be no assurance that the Company may not be named a defendant in this action in the future.

The Company has entered into "Executive Consulting Agreements" with four entities controlled by four of the Company's officers individually. These agreements call for fees to be paid for the services provided by these individuals as officers of the Company as well as their respective staffs. These agreements are not personal service contracts of these officers individually. The agreements extend through 2007 and require annual performance bonuses that aggregate up to approximately $320,000 depending upon available cash and meeting of certain performance criteria.

The Company is named as a defendant in proceedings that including alleged wrongful discharge of certain former employees and a purported class action proceeding related to the Company's mailings of marketing materials. The Company intends to defend these actions and does not believe that these claims have merit nor will the resolution of such have a material adverse effect on the Company's financial condition and results of operations.

The Company has entered into several agreements with third parties to distribute and enhance the services its provides to its customers. These agreements have terms for up to three years and call for payments of approximately $110,000 per month. Generally these agreements are cancelable within 30 to 60 days upon written notice from either party.



11.  NET INCOME PER SHARE

     Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were $1,978 and $494 preferred stock dividends in the years ended September 30, 2003 and 2002, respectively. Warrants to purchase 500,000 shares of common stock were excluded from the calculation for the year ended September 30, 2002. The exercise price of those warrants was greater than the average trading value of the common stock and therefore inclusion of such would be anti-dilutive. Also excluded from the calculation were 131,840 shares of Series E Convertible Preferred Stock issued during the year ended September 30, 2002, which are considered anti-dilutive due to the cash payment required by the holders of the securities at the time of conversion.

     The following presents the computation of basic and diluted loss per share from continuing operations:

                                                   2003                             2002
                                                   ----                             ----
                                                              Per
                                      Income       Shares    Share     Income       Shares    Per share
                                    -----------  ----------  ------  -----------  ----------  ----------

     Net  Income                    $7,923,891                       $3,696,463
     Preferred stock dividends          (1,978)                            (494)
                                    -----------                      -----------

     Income available to common
      Stockholders                  $7,921,913                       $3,695,969
                                    ===========                      ===========
     BASIC EARNINGS PER SHARE:

     Income available to common
     stockholders                   $7,921,913   45,090,877  $ 0.18  $3,695,969   41,474,180  $     0.09
                                    ===========              ======  ===========              ==========

     Effect of dilutive securities      N/A                              N/A          N/A

     DILUTED EARNINGS PER SHARE     $7,921,913   45,090,877  $ 0.18  $3,695,969   41,474,180  $     0.09
                                    ===========              ======  ===========              ==========


12.  RELATED PARTY TRANSACTIONS

During the years ended September 30, 2003 and 2002, the Company entered into the related party transactions with Board members, officers and affiliated entities as described below:

Directors & Officers
--------------------

Board of Director fees for the years ended September 30, 2003 and 2002 were $160,000 and $101,120 respectively. These amounts are in addition to the amounts discussed below. At September 30, 2002, $40,000 of the 2002 amount was accrued but unpaid. The Company also granted 50,000 shares of common stock to a director as part of their Board of Director fees for the year ended September 30, 2002.

During the year ended September 30, 2002, the Company had made loans to its Chief Executive Officer and its former Chief Financial Officer. The Board of Directors approved the loans as part of the officers' respective compensation packages. The loans carried an 8% interest rate and were collateralized by shares of Company common stock owned by the officers' valued at the greater of $1.00 per share or the current market price of the shares. The loans to the CEO and former CFO totaled approximately $200,000 and $17,000 respectively. At September 30, 2002, the loan to the CEO was repaid. In May 2002, the former CFO resigned.

The CEO, Executive Vice President of Marketing, Corporate Secretary/Vice President of Corporate Image and CFO are paid for their services and those of their respective staffs through separate entities controlled by these individuals which pre-date their association with the Company. The following describes the compensation paid to these entities.

     Sunbelt Financial Concepts, Inc.
     --------------------------------

     Sunbelt Financial Concepts, Inc. ("Sunbelt") provides the services of the Chairman and CEO and his staff to the Company.

     Sunbelt provides the strategic and overall planning as well as the operations management to the Company. Sunbelt's team is experienced in all areas of management and administration.

     During the year ended September 30, 2003, the Company paid and accrued a total of approximately $1,925,000 to Sunbelt. That amount includes $410,054 as reimbursement of legal fees incurred by Sunbelt related to the personal legal matters discussed in Note 10. Also included in that amount is $589,000 in fees for services rendered by Sunbelt. Additionally, the CEO and Sunbelt were awarded grants of the Company's common stock valued at approximately $603,000. Approximately $443,322 (including the taxes on these amounts) of the total remains accrued at September 30, 2003.

     Advertising Management Specialists, Inc.
     ----------------------------------------

     Advertising Management Specialists, Inc. ("AMS") provides the services of the Executive Vice President of Marketing, a Director of the Company, and his staff to the Company. AMS is a marketing and advertising company experienced in designing Direct Marketing Pieces, insuring compliance with regulatory authorities for those pieces and designing new products that can be mass marketed through the mail. AMS' president is a director of the Company.

     The Company outsources the design and testing of its many direct mail pieces to AMS for a fee. AMS is also solely responsible for the new products that have been added to the Company's website and is working on new mass-market products to offer the Company's customers.

     Total amount paid and accrued to this director and AMS during the year ended September 30, 2003 was $957,000. Of that amount, $477,000 was compensation for services and a stock award valued at $480,000. Of the total, $125,816 is accrued at September 30, 2003.

     Advanced Internet Marketing, Inc.
     ---------------------------------

     Advanced Internet Marketing, Inc. ("AIM") provides the services of the Vice President of Corporate Image, a Director of the Company, and his staff to the Company.

     The Company outsources the design and marketing of it's website on the World Wide Web to AIM. AIM's team of designers are experienced in all areas of web design and has created all of the Company's logos and images for branding.

     The total amount paid and accrued to AIM during the year ended September 30, 2003 was $754,750. Of that amount, $274,750 was compensation for services and a stock award valued at $480,000. Of the total, $98,294 is accrued at September 30, 2003.

     MAR & Associates
     ----------------

     The services of the Company's Chief Financial Officer and his staff are paid to MAR & Associates ("MAR"). The total amount paid and accrued to MAR during the year ended September 30, 2003 was $851,000. Of that amount, $215,000 was compensation for services and a stock award valued at $636,000. Of the total, $46,198 is accrued at September 30, 2003.

     Other
     -----

     The Company made additional advances to former Telco shareholders of $1,800,000 during the year ended September 30, 2003. Interest earned on these advances was $92,245 for the year ended September 30, 2003. Advances to affiliates are summarized as follows at September 30, 2003:

          Morris & Miller        $1,089,485
          Mathew & Markson        1,036,719
                                 ----------
          Total                  $2,126,204
                                 ==========

     On December 22, 2003, the Company entered into an agreement with the former Telco shareholders that terminates the line of credit agreement effective April 9, 2004.

     Simple.Net, Inc. ("SN")
     -----------------------

     The Company has contracted with Simple.Net, Inc. ("SN"), an internet service provider owned by a director of the Company, to provide internet dial-up and other services to its customers. SN has sold said services to the Company at below market rate prices from time to time. During the years ended September 30, 2003 and 2002, the Company paid SN approximately $419,000 and $55,000, respectively for said services. At September 30, 2003, $80,000 due SN was accrued in accounts payable.

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

     For the years ended September 30, 2003 and 2002, the Company recorded revenues of approximately $618,611 and $300,901, respectively, from SN for these services.

     Prior to July 2002, the Company provided accounting functions to SN for a $2,500 monthly fee. This arrangement was canceled in July 2002.



13.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in Arizona. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2003, the Company had bank balances exceeding those insured limits of $2,255,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. As discussed in Note 3, the net receivable due from a single billing services provider at September 30, 2003 was $6,457,998, net of an allowance for doubtful accounts of $2,269,027. The net receivable from that billing services provider at September 30, 2003, represents approximately 76% of the Company's total net accounts receivable at September 30, 2003.


14.  STOCK BASED COMPENSATION

     From time to time, the Company issues stock options to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for stock options granted to employees. There were no options granted in the years ended September 30, 2003 and 2002 nor was there any additional vesting of options previously granted.

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

     During the year ended September 30, 2003, the Company's Board of Directors and a majority of it shareholders voted to terminate the 2002 Plan and approved the Company's 2003 Stock Plan ("2003 Plan"). The 3,000,000 shares of Company common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Plan. Substantially all Company employees are eligible to participate in the plan. On August 12, 2003, 2,048,000 shares authorized under the 2003 Plan were granted in the form of Restricted Stock. These shares of Restricted Stock were granted to the Company's service providers as well as the Company's executives. Of the 2,048,000 shares of Restricted Stock granted, 1,049,000 shares vest at the end of three years, an additional 599,000 shares vest either at the end of ten years or upon the Company's common stock attaining an average bid and ask price of $10 per share for three consecutive trading days and an additional 400,000 shares vest upon the common stock attaining various average bid and ask prices with 80,000 shares vesting for each $1 price increase at prices beginning from $5 per share up to $9 per share. The vesting of all shares of Restricted Stock accelerates upon a Change of Control, as defined in the 2003 Plan. The value of the shares granted was $2.02 per share, the trading value of the shares on the grant date. The Company deferred the expense and is recognizing the expense over the vesting periods. During the year ended September 30, 2003, the Company expensed $154,482 under the 2003 Plan. Of the 2,048,000 granted in August 2003, 75,000 of those shares were forfeited unvested as of September 30, 2003.

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

     In addition to the Employee Incentive Stock Option Plan, the Company will occasionally grant options to consultants and members of the board of directors under specific stock option agreements. There were no such options granted in the years ended September 30, 2003 and 2002.

     At September 30, 2003, there were no options exercisable or outstanding. No options were granted in the years ended September 30, 2003 and 2002.

     The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

                                               2003                2002
                                               ----                ----
                                                    Weighted            Weighted
                                                     Average             Average
                                                    Exercise            Exercise
                                                      Price               Price
                                                    ---------           ---------

     Warrants outstanding at beginning of
     year                                  500,000  $    2.12  500,000  $    2.12
     Granted                                   -0-                 -0-
     Expired                                   -0-                 -0-
     Exercised                                 -0-                 -0-
                                           --------------------------------------
        Outstanding at September 30,       500,000  $    2.12  500,000  $    2.12
                                           ======================================

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
                        Expected asset life          2.5 years

The 500,000 warrants outstanding at September 30, 2003, expire in September
2006.


15.  EMPLOYEE BENEFIT PLAN

     The Company maintains a 401(k) profit sharing plan for its employees. Employees are eligible to participate in the plan upon reaching age 21 and completion of three months of service. The Company made contributions of $5,427 and $3,400 to the plan for the years ended September 30, 2003 and 2002, respectively.


16.  OTHER INCOME

     Other income for the years ended September 30, 2003 and 2002, includes gains of $473,884 and $267,000, respectively related to the rescission of a consulting contracts. Additionally, other income for the year ended September 30, 2003 includes $618,000 of income earned from an affiliate for technical services provided to that affiliate. The total income is reduced by expenses incurred in other legal settlements. Also, in the year ended September 30, 2002, is a gain of $130,000, net of legal costs, resulting from the settlement of a dispute with one of the Company's former billing companies.


                                *  *  *  *  *  *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of a date within 90 days of the filing of this Form 10-KSB, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III


Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant will file its definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be held on April 2, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "2004 Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors and executive officers of the Company and the disclosure required by Item 405 of Regulation S-B concerning Section 16(a) Beneficial Ownership Reporting Compliance is set forth under the captions "Election of Directors," "Executive Officers and Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement incorporated by reference into this Form 10-KSB, which will be filed with the Commission within 120 days after the end of the Company's fiscal year covered by this Annual Report.

Code Of Ethics

We have not yet adopted a corporate code of ethics. Our board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code

ITEM 10.  EXECUTIVE COMPENSATION

Information regarding director and executive compensation is set forth under the captions "Election of Directors" and "Executive Officers and Compensation" in the 2004 Proxy Statement, which information is incorporated in this Form 10-KSB by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is set forth under the caption "Security Ownership of Principal Stockholders and Management" in the 2004 Proxy Statement, which information is incorporated in this Form 10-KSB by reference.

Equity Compensation Plan Information

We maintain the 2003 Stock Plan (the "2003 Plan") pursuant to which we may grant equity awards to eligible persons. The following table gives information about equity awards under the Company's 2003 Plan.

-------------------------------------------------------------------------------------------------
                                    (a)                    (b)                     (c)
-------------------------  ---------------------  ---------------------  ------------------------
Plan category              Number of securities     Weighted-average       Number of securities
-------------                to be issued upon      exercise price of    remaining available for
                                exercise of       outstanding options,    future issuance under
                           outstanding options,    warrants and rights     equity compensation
                            warrants and rights    -------------------       plans (excluding
                            -------------------                          securities reflected in
                                                                               column (a))
                                                                               -----------
-------------------------  ---------------------  ---------------------  ------------------------
Equity compensation plans          2,048,000 [2]  N/A                                     952,000
 approved by
 security holders [1]
-------------------------  ---------------------  ---------------------  ------------------------
Equity compensation plans                  0      N/A                                           0
 not approved by
 security holders
-------------------------  ---------------------  ---------------------  ------------------------
Total                              2,048,000      N/A                                     952,000
-------------------------------------------------------------------------------------------------

(1) The 2003 Stock Plan was approved by written consent of a majority of the Company's stockholders on July 21, 2003.

(2)  This  number  represents  the number of shares of restricted stock granted to eligible persons under  the  2003  Plan.

Our 2003 Stock Plan

During the year ended September 30, 2002, our shareholders approved the 2002 Employees, Officers & Directors Stock Option Plan (the "2002 Plan"). The 2002 Plan was never implemented, however, and no options, shares or any other securities were issued or granted under the 2002 Plan. There were 3,000,000 shares of our common stock authorized under the 2002 Plan, which were to come from our authorized but unissued common stock. On June 30, 2003 and July 21, 2003, respectively, our Board of Directors and a majority of our shareholders terminated the 2002 Plan and approved our 2003 Stock Plan. The 3,000,000 shares of common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions of management is set forth under the caption "Certain Relationships and Related Transactions" in the 2004 Proxy Statement, which information is incorporated in this Form 10-KSB by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit                 Description                    Previously Filed as Exhibit         File        Date
-------  -----------------------------------------  ----------------------------------  ----------  ----------
Number                                                                                    Number    Previously
-------                                                                                 ----------  ----------
                                                                                                      Filed
                                                                                                    ----------

3.1      Certificate of Restated Articles of        Exhibit 3.1 to the Registrant's      000-24217      5/6/98
         Incorporation of Renaissance               Registration Statement on Form
         International Group, Ltd.                  10SB12G

3.2      Certificate of Amendment to the            Exhibit 3.2 to the Registrant's      000-24217     9/19/00
         Articles of Incorporation of Renaissance   Annual Report on Form 10-KSB
         International Group, Ltd. changing the     for the fiscal year ended
         name of the corporation to RIGL            September 30, 1999
         Corporation and increasing the
         authorized shares of common stock, par
         value $.001 per share

3.3      Restated Articles of Incorporation of      Attached hereto
         RIGL Corporation creating Series B
         Convertible Preferred Stock

3.4      Certificate of Amendment to the            Attached hereto
         Articles of Incorporation of RIGL
         Corporation changing the name of the
         corporation to YP.Net, Inc.


         Certificate of Amendment to the
         Articles of Incorporation of YP.Net, Inc.
3.5      increasing the authorized shares of        Exhibit 4.1(a) to the Registrant's  333-107721      8/7/03
         capital stock, par value $.001 per share   Registration Statement on Form
         and creating the Series C and Series D     S-8
         Preferred Stock

3.6      Certificate of Designation creating the    Exhibit 3.7 to Amendment No.         000-24217      7/8/03
         Series E Convertible Preferred Stock       2 to the Registrant's Annual
                                                    Report on Form 10-KSB/A for
                                                    the fiscal year ended September
                                                    30, 2002

3.7      By-laws of Renaissance International       Exhibit 3.2 to the Registrant's      000-24217      5/6/98
         Group, Ltd.                                Registration Statement on Form
                                                    10SB12G

3.8      Amended By-laws                            Exhibit 3.6 to the Registrant's      000-24217     9/19/00
                                                    Annual Report on Form 10-KSB
                                                    for the fiscal year ended
                                                    September 30, 1999

10.1     YP.Net, Inc. 2003 Stock Plan               Exhibit 99.1 to the Registrant's    333-107721      8/7/03
                                                    Registration Statement on Form
                                                    S-8

10.2     Standard Industrial/Commercial Multi-      Exhibit 10.5 to the Registrant's     000-24217     9/19/00
         Tenant Lease for Mesa facility between     Annual Report on Form 10-KSB
         the Registrant and Art Grandlich, d/b/a    for the fiscal year ended
         McKellips Corporate Square                 September 30, 1999

10.3     Amendment No. 1 to Standard                Exhibit 10.14 to Amendment           000-24217      7/8/03
         Industrial/Commercial Multi-Tenant         No. 2 to the Registrant's Annual
         Lease for Mesa facility between the        Report on Form 10-KSB/A for
         Registrant and Art Grandlich, d/b/a        the fiscal year ended September
         McKellips Corporate Square                 30, 2002

10.4     Standard Industrial Lease for Nevada       Attached hereto
         facility between the Registrant and
         Tomorrow 33 Convention, LP dated
         August 13, 2003

10.5     Credit Facility between the Registrant     Exhibit 10.27 to Amendment           000-24217      7/8/03
         and Bank of the Southwest                  No. 1 to the Registrant's
                                                    Quarterly Report on Form 10-
                                                    QSB/A for the fiscal quarter
                                                    ended March 31, 2003


10.6     Trade Acceptance Draft Program             Exhibit 10.35 to Amendment           000-24217      7/8/03
         between the Registrant and Actrade         No. 1 to the Registrant's
         Capital, Inc., dated August 13, 2002       Quarterly Report on Form 10-
                                                    QSB/A for the fiscal quarter
                                                    ended March 31, 2003

10.7     Stock Purchase Agreement between the       Exhibit A to the Registrant's        000-24217   3/29/1999
         Registrant, Morris & Miller, Mathew        Current Report on Form 8-K
         and Markson and Telco Billing dated
         March 16, 1999.

10.8     Amendment No. 1 to Stock Purchase          Exhibit 10.16 to Amendment           000-24217      7/8/03
         Agreement between the Registrant,          No. 2 to the Registrant's Annual
         Morris & Miller, Mathew and Markson        Report on Form 10-KSB/A for
         and Telco Billing dated March 16, 1999.    the fiscal year ended September
                                                    30, 2002

10.9     Amendment No. 2 to Stock Purchase          Exhibit 10.17 to Amendment           000-24217      7/8/03
         Agreement between the Registrant,          No. 2 to the Registrant's Annual
         Morris & Miller, Mathew and Markson        Report on Form 10-KSB/A for
         and Telco Billing dated September 12,      the fiscal year ended September
         2000.                                      30, 2002

10.10    Amendment No. 3 to Stock Purchase          Attached hereto
         Agreement between the Registrant,
         Morris & Miller, Mathew and Markson
         and Telco Billing dated December 22,
         2003.

10.11    Exclusive Licensing Agreement              Attached hereto
         between the Registrant and Mathew and
         Markson, Ltd. Dated September 21,
         1998

10.12    Executive Consulting Agreement             Exhibit 10.19 to Amendment           000-24217      7/8/03
         between the Registrant and Sunbelt         No. 2 to the Registrant's Annual
         Financial Concepts, Inc. dated             Report on Form 10-KSB/A for
         September 20, 2002                         the fiscal year ended September
                                                    30, 2002

10.13    Executive Consulting Agreement             Exhibit 10.20 to Amendment           000-24217      7/8/03
         between the Registrant and Advertising     No. 2 to the Registrant's Annual
         Management & Consulting Services,          Report on Form 10-KSB/A for
         Inc. dated September 20, 2002              the fiscal year ended September
                                                    30, 2002


10.14    Executive Consulting Agreement             Exhibit 10.21 to Amendment           000-24217      7/8/03
         between the Registrant and Advanced        No. 2 to the Registrant's Annual
         Internet Marketing, Inc. dated             Report on Form 10-KSB/A for
         September 20, 2002                         the fiscal year ended September
                                                    30, 2002

10.15    Executive Consulting Agreement             Exhibit 10.2 to the Registrant's     000-24217   8/13/2003
         between the Registrant and Mar &           Quarterly Report on Form 10-
         Associates, Inc. dated May 1, 2003         QSB for the quarter ended June
                                                    30, 2003

10.16    Exclusive Domain Name Licensing            Exhibit 10.1 to the Registrant's     000-24217   7/22/2003
         Agreement between the Registrant and       Current Report on Form 8-K
         Onramp Access, Inc. dated July 8, 2003

10.17    Basic Listing Reseller Agreement           Exhibit 10.1 to the Registrant's     000-24217  10/24/2003
         between the Registrant and UDS             Current Report on Form 8-K
         Directory Corp., d/b/a go2 Directory
         Systems dated September 1, 2003

10.18    Processing Agreement between the           Exhibit 10.2 to the Registrant's     000-24217  10/24/2003
         Registrant and Integrated Payment          Current Report on Form 8-K
         Systems Inc., d/b/a First Data dated
         August 26, 2003

10.19    Master Database and Services               Exhibit 10.11 to Amendment           000-24217      7/8/03
         Agreement between the Registrant and       No. 2 to the Registrant's Annual
         InfoUSA, Inc. dated July 31, 2002          Report on Form 10-KSB/A for
                                                    the fiscal year ended September
                                                    30, 2002

10.20    Database Extract License Agreement         Exhibit 10.12 to Amendment           000-24217      7/8/03
         between the Registrant and Experian        No. 2 to the Registrant's Annual
         Information Solutions, Inc. dated          Report on Form 10-KSB/A for
         February 1, 2003                           the fiscal year ended September
                                                    30, 2002

10.21    Mail Marketing Management                  Exhibit 10.22 to Amendment           000-24217      7/8/03
         Agreement between the Registrant and       No. 2 to the Registrant's Annual
         Business Executive Service, Inc. dated     Report on Form 10-KSB/A for
         November 1, 2001                           the fiscal year ended September
                                                    30, 2002

10.22    Master Services Agreement between the      Exhibit 10.24 to Amendment           000-24217      7/8/03
         Registrant and eBillit, Inc dated August   No. 1 to the Registrant's
         1, 2002                                    Quarterly Report on Form 10-
                                                    QSB/A for the fiscal quarter
                                                    ended March 31, 2003


10.23    Co-branded Syndication Agreement           Exhibit 10.30 to Amendment           000-24217      7/8/03
         between the Registrant and Intelligenx,    No. 2 to the Registrant's Annual
         Inc dated November 1, 2000                 Report on Form 10-KSB/A for
                                                    the fiscal year ended September
                                                    30, 2002

10.24    Colocation Agreement between the           Exhibit 10.1 to the Registrant's     000-24217   8/13/2003
         Registrant and XO Communications, Inc.     Quarterly Report on Form 10-
         dated June 10, 2003                        QSB for the quarter ended June
                                                    30, 2002

10.25    Private Label Website and Cross            Exhibit 10.1 to the Registrant's     000-24217   8/13/2003
         Promotion Agreement between the            Quarterly Report on Form 10-
         Registrant and Community IQ, Inc., d/b/a   QSB for the quarter ended June
         Vista.com, dated September 18, 2001        30, 2003

10.26    Data Products License Agreement            Exhibit 10.10 to Amendment           000-24217      7/8/03
         between the Registrant and Acxiom          No. 2 to the Registrant's Annual
         Corporation dated March 30, 2001           Report on Form 10-KSB/A for
                                                    the fiscal year ended September
                                                    30, 2002

10.27    Billings and Related Services Agreement    Exhibit 10.33 to Amendment           000-24217      7/8/03
         between the Registrant and ACI             No. 2 to the Registrant's Annual
         Communications, Inc. dated September       Report on Form 10-KSB/A for
         1, 2001                                    the fiscal year ended September
                                                    30, 2002

10.28    License Agreement between the              Exhibit 10.25 to Amendment           000-24217      7/8/03
         Registrant and Palm, Inc. dated February   No. 1 to the Registrant's
         1, 2003                                    Quarterly Report on Form 10-
                                                    QSB/A for the fiscal quarter
                                                    ended March 31, 2003

10.29    Lease Agreement between the Registrant     Attached hereto
         and Inter-Tel Leasing dated May 17,
         2002

10.30    Private Label Website and Cross            Attached hereto
         Promotion Agreement between the
         Registrant and EZSitemaster, Inc., f/k/a
         ClientCare, Inc. dated February 20, 2002

10.31    Letter of Intent Agreement between the     Attached hereto
         Registrant and SurfNet, Inc. dated
         August 26, 2003

10.32    Solicitation Partnership Agreement         Attached hereto
         between the Registrant and CHG Allied,
         Inc. dated August 4, 2003,


10.33    Service Agreement between the              Attached hereto
         Registrant and GlobalPOPs dated
         December 5, 2003

21       Company Subsidiaries                       Attached hereto

23       Consent of Epstein, Weber and Conover      Attached hereto
         P.L.C

31       Certification pursuant to SEC Release      Attached hereto
         No. 33-8238, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act
         of 2002

32       Certification pursuant to 18 U.S.C.        Attached hereto
         Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act
         of 2002

(b) The Registrant filed the following Current Reports on Form 8-K during the final three-month period covered by this Annual Report:

     - On July 22, 2003, the Company filed a Current Report on Form 8-K to report the execution of an Exclusive Domain Name License Agreement whereby the Company obtained exclusive rights to the "YP.com" domain name.

     - On August 14, 2003, the Company filed a Current Report on Form 8-K attaching a press release concerning the Company's earnings and results of operations for the Company's third fiscal quarter ended June 30, 2003.

     - On October 14, 2003, the Company filed a Current Report on Form 8-K to disclose an Investor Fact Sheet under Regulation FD.

     - On October 24, 2003, the Company filed a Current Report on Form 8-K to report the execution of an agreement with Integrated Payment Systems Inc. for additional third-party verification services and the execution of another agreement with UDS Directory Corp, d/b/a go2 Directory Systems to allow for the prominent display of certain customers' advertisements on wireless and hand-held devices provided by leading manufacturers.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YP.NET, INC.


Dated:  December 30, 2003     /s/  Angelo Tullo
                              --------------------------
                              Angelo Tullo, Chairman of the Board and Chief
                              Executive Officer (Principal Executive Officer)

Dated:  December 30, 2003     /s/  David Iannini
                              --------------------------
                              Chief Financial Officer
                              (Principal Accounting Officer)

BOARD OF DIRECTORS



Dated: December 30, 2003      /s/  Angelo Tullo
                              --------------------------
                              Angelo Tullo

Dated: December 30, 2003      /s/  Gregory B. Crane
                              --------------------------
                              Gregory B. Crane


Dated: December 30, 2003      /s/  Daniel L. Coury, Sr.
                              --------------------------
                              Daniel L. Coury, Sr.

Dated: December 30, 2003      /s/  Peter Bergmann
                              --------------------------
                              Peter Bergmann

Dated: December 30, 2003      /s/  DeVal Johnson
                              --------------------------
                              DeVal Johnson