Form 10KSB/A
period 2002-09-30
YP NET INC
filed 2004-01-22
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 3
                                       TO
                                  FORM 10-KSB

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

                                EXPLANATORY NOTE:

This Amendment No. 3 to the Annual Report on Form 10-KSB for YP.Net, Inc., for the fiscal year ended September 30, 2003, as filed with the Securities and Exchange Commission on January 14, 2003, and as amended previously on April 10, 2003 and July 8, 2003, is being filed solely for the purpose of making the amendments set forth herein.

This Form 10-KSB/A does not, unless indicated, reflect events occurring after the filing of the original Form 10-KSB, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing or the amendments made thereto, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

                                     PART I

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

-YP.Net v. Pamela J. Thompson et al. Maricopa County Superior Court CV2002-010117 On May 29th, 2002 the Company filed suit against Pamela J. Thompson, former CFO and related parties ("Thompson") in the Superior Court of Arizona alleging, among other things, that Thompson removed Company property without authorization and misappropriated Company funds. On July 10th, 2002, the Court issued a Temporary Restraining Order against Thompson enjoining them from disclosing or disseminating the Company's trade secrets, financial or confidential information and interfering in the Company's contractual obligations or contracts of the Company. The Company is seeking the return of the misappropriated funds and the Company property removed without authorization as well as the repayment of loans outstanding to the Company. The Company is also seeking punitive damages, attorney fees and compensatory damages. Discovery in the case is ongoing. Currently, the Company is seeking approximately $95,000 as restitution.

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

     GREGORY B. CRANE. Mr. Crane has been a director of YP.Net since February, 2000 and also served as its Director of Operations from February 2000 to September 2000. Mr. Crane is the President of AMCS. He has been employed by AMCS since January 29, 2001. AMCS provides marketing and administrative services as well as personnel to the Company. From mid 1997 to December 2002, he was a marketing consultant to BESI, a related party to the Company (See "Certain Relationships and Related Transactions"). From September 1998 to June 1999, Mr. Crane was the General Manager of Telco Billing, Inc. ("Telco"). Mr. Crane has also owned and/or operated several businesses, including residential and commercial builders, multi-state mail order, and document-preparation companies (including State Recording Services, Inc.), and was also the creator of the Yellow-Page.Net concept. Mr. Crane is a former member of the Young Entrepreneur's Organization ("YEO").

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

                           SUMMARY COMPENSATION TABLE

            Annual Compensation
                                        FISCAL                           OTHER
NAME AND PRINCIPAL POSITION              YEAR    SALARY    Bonus     COMPENSATION
---------------------------------------  ----  ---------  --------  --------------
Angelo Tullo (1)                         2002  $ 240,000  $208,000
Chairman, Chief Executive                2001  $ 210,000               $44,000
Officer,                                 2000  $ 121,662               $21,000
President

Pamela J Thompson (2)                    2002  $ 177,678                    (2)
Former Chief Financial Officer           2001  $ 255,855                $4,500
Former Secretary, Former Treasurer       2000        -0-                   -0-

DeVal Johnson(3)                         2002  $ 113,800  $20,000            -
Vice President, Secretary and Director   2001        -0-    5,618          -0-
                                         2000     10,000      -0-      $10,500

Greg Crane(4)                            2002 $  237,000  $35,000            -
Vice President and Director              2001    114,000      -0-          -0-
                                         2000 $   34,500      -0-      $10,500


(1) The amount shown herein as compensation to Mr. Tullo is the total amount paid by the Company to Sunbelt for services provided to the Company by Mr. Tullo and his staff, but may not reflect Mr. Tullo's actual compensation from Sunbelt, which may be greater or less. Mr. Tullo is not directly compensated by the Company. Includes 200,000 shares of YP.Net stock valued at $.22 per Share in 2001 and 100,000 shares of YP.Net stock valued at $.21 per share in 2000. These shares and amounts are reflected in the respective reporting periods. Subsequent to September 30, 2002, 4,000,000 shares of YP.Net stock valued at $.075 per share were issued to Mr. Tullo, these shares and related amount are not included in the table since such shares were not issued during the reporting periods. On September 20, 2002, the Company entered into an Executive Consulting Agreement with Sunbelt pursuant to which Mr Tullo provides services to the Company. See "Certain Relationships and Related Transactions".

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

(3) The amount shown herein as compensation is the total amount paid by the Company for the services of AIM including Mr. Johnson and his staff but may not reflect Mr. Johnson's actual compensation from AIM, which may be greater or less. Mr. Johnson is not compensated directly by the Company. Includes 50,000 shares of YP.Net stock valued at $.21 per share in 2000, which is included in the specified reporting period. Subsequent to September 30, 2002, 1,000,000 shares of YP.Net stock valued at $.075 per share were issued to Mr. Johnson, these shares and related amount are not included in the table since such shares were not issued during the reporting periods. On September 20, 2002, the Company entered into an Executive Consulting Agreement with AIM pursuant to which Mr. Johnson provides services to the Company. See "Certain Relationships and Related Transactions".

(4) The amount shown herein as compensation to Mr. Crane is the total amount paid by the Company to AMCS for services provided to the Company by Mr. Crane and his staff, but may not reflect Mr. Crane's actual compensation from AMCS, which may be greater or less. Mr. Crane is not directly compensated by the Company. Mr. Crane is the President of AMCS. AMCS provides marketing and administrative services and personnel to the Company. Includes 50,000 shares of YP.Net stock valued at $.21 per share in 2000, which is included in the specified reporting period. Subsequent to September 30, 2002, 1,000,000 shares of YP.Net stock valued at $.075 per share were issued to Mr. Crane, these shares and related amount are not included in the table since such shares were not issued during the reporting periods. On September 20, 2002, the Company entered into an Executive Consulting Agreement with AMCS pursuant to which Mr. Crane provides services to the Company. See "Certain Relationships and Related Transactions".


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

(2) Of which 4,000,000 shares are owned by Sunbelt Financial Concepts , Inc. ("Sunbelt") which are also shown separately in this table. While Mr. Tullo is the President of Sunbelt, he has no ownership interest in Sunbelt. Mr. Tullo does, however, have dispositive powers over the shares of Common Stock owned by Sunbelt. Hickory Management is the owner of Sunbelt but does not exercise ownership over the Company's shares. Mr. Tullo disclaims beneficial ownership of the shares owned by Sunbelt except to the extent of any proportionate interest therein. Mr. J. C. McDaniel, Esq. Is the control person for Hickory Management.

(3) Of which 1,000,000 shares are owned by Advertising Management and Consulting Services, Inc.("AMCS"). While Mr. Crane is President of AMCS, he has no ownership interest in AMCS. As President of AMCS, however, he shares dispositive power over the stock owned by AMCS. Mr. Crane disclaims beneficial ownership of the shares owned by AMCS except to the extent of any proportionate interest therein.

(4) Of the number shown 1,000,000 shares owned by Advanced Internet Marketing, Inc. ("AIM"). Mr Johnson is President of AIM and his minor children are the beneficiaries of the trust that owns AIM. Mr. Johnson disclaims beneficial ownership of the shares owned by AIM except to the extent of any proportionate interest therein.

(5) The number of shares held by Matthew & Markson, Ltd. includes 2,000,000 shares issued as collateral for a note payable issued by YP.Net. Matthew & Markson has voting control of these shares. These shares will be returned to YP.Net and cancelled upon timely payment of the note. Ilse Cooper, is the control person for both Mathew & Markson Ltd. as well as Morris & Miller Ltd.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
3.1 Certificate of Restated Articles of Incorporation of Renaissance International, Inc. Incorporated by reference from Form 10-QSB as filed May 6, 1998
3.2 Amended Articles - Name Change to RIGL Corporation &, Authorized Capital Increase to 50,000,000 Incorporated by reference from Form S-8 as filed July 10, 1998
3.3 Amended Articles - Name Change to YP.Net, Inc.Incorporated by reference from Form10-KSB Exhibit # 3.3 for the fiscal year ended September 30, 1999
3.4 Certificate of Designation - Series B preferred shares. Incorporated by reference from Form 10-_KSB for the fiscal year ended September 30, 1999
3.5 Bylaws of Renaissance International Group, Ltd.Incorporated by reference from Form 10-QSB as filed May 6, 1998
3.6 Addendum to Bylaws to add office of Vice Chairman. Incorporated by reference from Form 10-KSB Exhibit #3.6 for the fiscal year ended September 30, 1999
3.7*   Certificate of Designation - Series E Preferred Stock
10.1 1998 Stock Option Plan. Incorporated by reference from Exhibit 99.1 to Form S-8 as filed July 10, 1998
10.2*  2002 Stock Option Plan
10.5 Federal Trade Commission Settlement Agreement. Incorporated by reference from form 10-QSB Exhibit #10.5 for the quarter ended June 30, 2001
10.6 Hudson Consulting Group, Inc. Settlement Agreement. Incorporated by reference from Form 10-QSB Exhibit #10.6 for the quarter ended June 30, 2001
10.10* Acxiom Licensing Agreement
10.11* Info USA Master Database and Services Agreement
10.12* Experian Database Extract License Agreement
10.13 Standard Industrial/Commercial Multi-Tenant Lease between the Company Art Grandlich dba McKellips Corporate Square. Incorporated by reference from Form 10-KSB Exhibit #10.5 for the fiscal year ended September 30, 1999
10.14* Amendment to the Lease between the Company and Art Grandlich dba
       McKellips Corporate Square and Addendum to Sublease Agreements
10.15 Stock Purchase Agreement between the Company, Morris & Miller, Mathew & Markson and Telco Billing dated September 21, 1998. Incorporated by reference from Form 8-K/A as filed March 29, 1999
10.16* Amendment One to Stock Purchase Agreement between the Company, Morris &
       Miller, Mathew & Markson and Telco Billing
10.17* Second Amendment to Stock Purchase Agreement between the Company, Morris
       & Miller, Mathew & Markson and Telco Billing
10.18 License Agreement between the Company and Mathew & Markson. Incorporated by reference from Form 8-K/A as filed March 29, 1999
10.19* Sunbelt  Executive  Consulting  Agreement
10.20* AMCS  Executive  Consulting  Agreement
10.21* AIM  Executive  Consulting  Agreement
10.22* BESI  Mail  Marketing  Agreement
10.23 Agreement between the Company and Integretel, Inc. Incorporated by reference from Form 10-KSB Exhibit # 10.23 for the fiscal year ended September 30, 2001
10.29* Level 3 Communications
10.30* Agreement dated November 1, 2000 between Intelligenx, Inc. d/b/a i411.com and YP.Net
10.31* Forebearance Letter Agreement dated February 8, 2001 between Telco and
       Finova Capital Corporation
10.32* S.G. Martin Securities LLC agreement with investment banker
10.33* ACI Communications, Inc.
10.34* InfoUSA, Inc. Database and Services Agreement-Annual Fee

11    Statement Regarding Computation of Per Share Earnings: Incorporated in
      Item 7 of the Audited Financial Statements for period ending September 30, 2000 and September 30, 2001

21*   Subsidiaries of YP.Net, Inc.
31    Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002.
_____________
*Previously filed.



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

                                 YP.NET, INC.



Dated:  January 22, 2004         By  /s/  Angelo Tullo
                                     --------------------------------------
                                       Angelo Tullo, Chairman of the Board
                                       (Principal Executive Officer)

Dated:  January 22, 2004             /s/  David Iannini
                                     --------------------------------------
                                       Chief Financial Officer
                                       (Principal Accounting Officer)





                               BOARD OF DIRECTORS



Dated: January 22, 2004          By  /s/  Angelo Tullo
                                     --------------------------------------
                                       Angelo Tullo


Dated: January 22, 2004          By  /s/  Gregory B. Crane
                                     --------------------------------------
                                        Gregory B. Crane


Dated: January 22, 2004          By  /s/  Daniel L. Coury, Sr.
                                     --------------------------------------
                                        Daniel L. Coury, Sr.


Dated: January 22, 2004          By  /s/  Peter Bergmann
                                     --------------------------------------
                                        Peter Bergmann


Dated: January 22, 2004          By  /s/  DeVal Johnson
                                     --------------------------------------
                                        DeVal Johnson