Form 10QSB/A
period 2003-06-30
YP NET INC
filed 2004-01-22
CIK 1045742

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


                                EXPLANATORY NOTE:

This Amendment to the Quarterly Report on Form 10-QSB for YP.Net, Inc., for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 13, 2003 is being filed solely for the purpose of making the amendments set forth herein.

This Form 10-QSB/A does not, unless indicated, reflect events occurring after the filing of the original Form 10-QSB, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below. The filing of this Form 10-QSB/A shall not be deemed an admission that the original filing or the amendments made thereto, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

In July 2003, Overture/GoTo announced that it was being acquired by Yahoo! Inc. The Company has a cross-placement and cross-linking agreement with Overture/Goto which is on a month-to month basis. At this time, the Company is unable to determine the impact, if any, of this acquisition on the agreement between the Company and Overture/Goto. Based upon preliminary discussions with Overture/GoTo and Yahoo, Company management is not aware of any impending changes to this arrangement.

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


In June, 2003, the Company signed a Co-location agreement with XO Communications ("XO"), whereby the Company will locate certain of its communications interconnection equipment and cabling on the premises of XO and will also interconnect with the XO telecommunications network. The purpose of this agreement is to provide for the back-up, safety and security of the Company's network and data. This agreement is for two years and is automatically renewed under similar terms unless either party provides forty-five day advance notice of its desire to terminate prior to expiration. The cost of this agreement is $750 per month per location. Currently, we have two co-locations with XO.

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

RESULTS  OF  OPERATIONS

     Net Revenue for the three month period ended June 30, 2003, was $8,013,845 compared to $3,416,953 for the three month period ended June 30, 2002, an increase of over 134%. For the nine month periods ended June 30, 2003 and 2002, net revenue increased to $20,604,344 from $9,249,792, an increase of over 122%. This increase in net revenue is the result of two factors: an increase in the number of our preferred listing customers and an increase in our monthly pricing. These two factors are discussed further below.

     Our Activated preferred listing customers count increased to 235,162 at June 30, 2003 compared to 95,345 at June 30, 2002, an increase of approximately 147%. Relating to our price increase, we now charge $21.95 monthly versus $17.95 previously for new preferred listing customers. In addition, the monthly charge to existing preferred listing customers was increased to $24.95 monthly upon the first anniversary of their listing. This price increase was instituted on March 20, 2003.

     We recently revised the method by which we count our customers. We believe that the new methodology is more accurate and can be more consistently applied to each period. We believe that the disclosure of customer counts including total Activated customers and paying customers provides the most insight into our business.

     Activated customers include those Advertisers that are currently paying for the IAP service, as well as those Advertisers that have signed-up for the preferred listing service but have not necessarily been billed and begun their payment for the service. Based upon these revisions, we had 235,162 Activated preferred listing customers at June 30, 2003, 222,092, Activated preferred listing customers at March 31, 2003 and 168,980 Activated preferred listing customers at December 31, 2002.

     Regarding Paying customers, the Company had 167,000 Paying customers at June 30, 2003, 151,173 Paying customers at March 31, 2003 and 137,346 Paying customers at December 31, 2002.

     The amount and frequency of collections on invoice billed customers is significantly less than for customers billed on their telephone bill. Therefore, revenue can be negatively impacted if the billing method used to bill a preferred listing customer converts from telephone bill invoicing to direct invoicing. Also, revenue can be negatively impacted by customer requests for refunds and/or cancellations.The Company is continuously exploring ways to obtain regular monthly payment from those direct bill customers that do not pay the Company on a regular monthly basis. Alternatives we are exploring include Automated Clearing House ("ACH") debits to customers bank accounts, credit card billing and billing such customers monthly on their telephone bills.

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

                          PART II - OTHER INFORMATION

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

- In December , 2002, the Company issued 50,000 shares (value of $3,750) to David J. Iannini, the Company's CFO. In addition, 250,000 shares (value of $25,000) were issued to Mar & Associates, Inc., an entity owned by a family trust, of which Mr. Iannini is the sole trustee. These shares were issued in consideration of services rendered to the Company through December 31, 2002.

The restricted shares were issued based upon the average bid and ask prices at the time of issuance and were issued in reliance on the exemption from registration provided by Section 4 (2) of the Securities Act.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (b) (a) See Exhibit Index. The Registrant filed the following Current Reports on Form 8-K during the three-month period covered by this report and ending June 30, 2003:

     - On May 30, 2003, the Company filed a Current Report on Form 8-K attaching a press release concerning the Company's earnings and results of operations for the Company's second fiscal quarter ended March 31, 2003.

     - On July 22, 2003, the Company filed a Current Report on Form 8-K to report the execution of an Exclusive Domain Name License Agreement with Onramp Access Inc. whereby the Company obtained exclusive rights to the "YP.com" domain name. Items 3-5 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                    YP.NET,  INC.



Dated:  January 22, 2004            /s/  Angelo Tullo
                                    -------------------
                                    Chairman, President, Chief Executive Officer
                                    --------------------------------------------

                                    /s/  David  J.  Iannini
                                    -----------------------
                                    Chief  Financial  Officer
                                    -------------------------

                                 EXHIBIT INDEX


 Exhibit No.                   Exhibit
-------------  ----------------------------------------------------

     4.1       2003 Stock Plan (1)
     10.1*     Colocation Agreement between the Registrant and XO
               Communications, Inc. dated June 10_, 2003
     10.2*     Executive Consulting Agreement between the Registrant and Mar &
               Associates, Inc. dated May 1, 2003
     10.3*     Private Label Agreement-Vista.com
     10.4      Exclusive Domain Name License Agreement between Onramp Access,
               Inc., And Telco Billing, Inc., dated as of July 8, 2003 (2)
     31        Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Previously filed.
1.   Filed as Exhibit 99.1 to Form S-8, dated as pf August 5, 2003.
2.   Filed as Exhibit 10.1 to Form 8-K, dated as of July 8, 2003