Form 10KSB/A
period 2003-09-30
YP NET INC
filed 2004-01-30
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

                                 Amendment No. 1

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

                        Commission File Number: 0-24217


                                  YP.NET, INC.
                 (Name of Small Business Issuer in its Charter)

                  NEVADA                               85-0206668
       (State or other jurisdiction                  (IRS Employer
     of incorporation or organization)             Identification No.)


    4840 EAST JASMINE STREET, SUITE 105, MESA, ARIZONA      85205
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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (this "Amendment") amends the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, originally filed on December 31, 2003 (the "Original Filing"). The Company is refiling a portion of Part III to include the information required by Items 9, 10, 11, and 12 to Part III because the Company's definitive proxy statement will not be filed within 120 days of the end of the Company's fiscal year ended September 30, 2003. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-KSB/A is not a representation that any statements contained in items of Form 10-KSB other than Part III Items 9 through 12 are true or complete as of any date subsequent to the date of the original filing of Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

The Company's Board of Directors currently consists of five members with each member serving for a one year term. In connection with an Annual Meeting of Stockholders scheduled for April 2, 2004, we are asking our stockholders to approve a proposal that would create a classified board consisting of three different classes of directors serving for staggered terms. There are no arrangements or understandings between any of the directors or any other persons pursuant to which any of the directors have been selected as directors, other than as described below. There are no "family relationships" among the directors, as that term is defined by the Securities and Exchange Commission ("SEC"). Set forth below is our current Board of Directors, including their age and positions with the Company, each as of September 30, 2003, as well as the anticipated class in which they would serve and the length of their term should the proposal be approved by the stockholders.

     NAME OF NOMINEE       CLASS  TERM  AGE            TITLE
     --------------------  -----  ----  ---            -----

     Angelo Tullo          I      2007   47  Chairman of the Board of Directors, Chief
                                             Executive Officer and President
     DeVal Johnson         I      2007   37  Director and Secretary
     Peter Bergmann        II     2006   54  Director
     Daniel L. Coury, Sr.  II     2006   49  Director
     Gregory B. Crane      III    2005   39  Director

ANGELO TULLO. Mr. Tullo has served as the Chairman of the Board of YP.Net since February 2000. Mr. Tullo was hired as Chief Executive Officer and President on September 10, 2000. Mr. Tullo is the president of Sunbelt Financial Solutions, Inc., an investment banking and consulting firm in Scottsdale, Arizona. From January 1997 to December 1999, Mr. Tullo was President and a director of American Business Funding Corp., which was in the business of accounts receivable factoring for small and medium sized businesses. For over twenty years, Mr. Tullo has been active as a business consultant. Mr. Tullo has actively worked in the areas of commercial financing and factoring for the past ten years. He has owned and operated factoring companies, leasing companies, consulting companies, wholesale companies, professional employment organizations, insurance agencies, heating and air conditioning contractors, retail oil companies, real estate companies and restaurants. He is a former member of the CEO Club in New York, and currently is a member and honorary Mesa Chairman of the Presidential Business Roundtable Committee and the Turnaround Management Association.

Mr. Tullo has been involved with a number of corporate turnaround situations in which the companies he was associated with faced difficult financial circumstances. He has been successful with most of these difficult situations. However, in February 2000, after Mr. Tullo had departed, American Business Funding Corp. filed for protection under Chapter 11 of the Bankruptcy Code in the Federal District Court of Arizona. Mr. Tullo had previously been a director, officer and shareholder of American Business Funding Corp. prior to the time of its bankruptcy filing. American Business Funding has successfully emerged from Chapter 11 bankruptcy with an approved plan that fully repays all creditors.

DEVAL JOHNSON. Mr. Johnson has served as a director since October 1999. Currently, Mr. Johnson serves as Corporate Secretary and Vice President. Prior to the acquisition of Telco Billing, Inc., our wholly owned subsidiary, Mr. Johnson was part of the team that created what is now the YP.Com concept. When Telco Billing was acquired in June 1999, Mr. Johnson left to create Simple.Net, an Internet service provider. In October 1999, Mr. Johnson was asked to return to serve as a Director of the Company, whereupon he was instrumental in refocusing the Company on its newly acquired business, which resulted in the corporate name change to YP.Net, Inc. Since that time, Mr. Johnson has been the art director responsible for the design of the in-house sales presentations, creation of the corporate logo(s) and image for YP.Net and directs the team that creates and manages our web presence. In 2001, Mr. Johnson consolidated his other business interests, GraffitiWorx, a graphic design firm and SiteForce, a web site design firm, into Advanced Internet Marketing, Inc. to provide design and marketing services to a variety of companies. Mr. Johnson continues to offer these services to the Company. Prior to 1997, Mr. Johnson created the PrintPro franchise concept for Design Concept Printing & Signs, Inc. and headed up their graphic design department. Mr. Johnson is actively involved with web site promotion, interactive design, Internet advertising and public relations. Mr. Johnson continues his business Simple.Net where he serves as an officer and director.

GREGORY B. CRANE. Mr. Crane has been a director of YP.Net since February 2000. He currently serves as Chief Operating Officer of Telco Billing, our wholly owned subsidiary and the entity out of which we conduct most of our operations. Mr. Crane served as the Company's Director of Operations from February 2000 to September 2000. Mr. Crane has served as President of Advertising Management and Consulting Services, Inc. ("AMCS") since January 29, 2001. AMCS provides marketing and administrative services, as well as personnel, to the Company. From mid-1997 to December 2002, Mr. Crane served as a marketing consultant to Business Executive Services, Inc. ("BESI"), a direct mail management and processing company. From September 1998 to June 1999, Mr. Crane was the General Manager of Telco Billing. Mr. Crane has owned and operated several businesses, including residential and commercial builders, multi-state mail order, and document-preparation companies, and also was the creator of the Yellow-Page.Net concept. Mr. Crane is a former member of the Young Entrepreneur's Organization.

In connection with a former business of Mr. Crane, which provided homestead declaration document preparation and filing services, Mr. Crane and that business were subject to injunctive actions brought by the state of Florida as a result of complaints relating to the presentation of solicitation mailers. Mr. Crane voluntarily entered into a consent order with the State of Florida that required him to supply a copy of the mailer to be printed within 14 days prior to its mailing, as well as the payment of civil penalties, restitution, and attorneys' fees if he were to violate the order in the future. The order was violated due to an error in type size made by a printing company hired by Mr. Crane's business. The printing company has admitted its responsibility for this error. Despite the printing company's admission, Mr. Crane was subject to a judgment, dated February 1998, in the amount of approximately $1.4 million, plus accrued interest. However, because of the printing company's admission, the State of Florida took no action on this matter, which was finally vacated in June 2003.

Because Mr. Crane had been an employee of Telco Billing, Inc. prior to its acquisition by the Company, Mr. Crane was named in an action filed by the United States Federal Trade Commission ("FTC") against the Company in June 2000 concerning actions taken by prior management of the Company. None of the Company's current management was either present for or involved with the actions that were the basis for the FTC's complaint. The actions of the prior management involved the presentation of direct mail solicitations. Mr. Crane has been included in the Stipulated Preliminary Order entered into by the FTC and the Company and approved by the FTC. The Stipulated Final Judgment and Order for Permanent Injunction and Other Equitable Relief by and between the FTC, Mr. Crane, Telco Billing, the Company and others (the "Order") places certain restrictions on the way mail solicitations will appear. The U.S. District Court has approved the Order and the matter is closed with no findings of wrong doing on the part of Mr. Crane, the Company, or its officers and directors.

DANIEL L. COURY, SR. Mr. Coury has served as a director of YP.Net since February 2000. For the last twelve years, Mr. Coury has served as President and Chairman of Mesa Cold Storage, Ltd., which owns and operates the largest cold storage facilities in Arizona. Between 1990 and the present, Mr. Coury has developed an additional 4.6 million cubic feet of modern, state of the art cold storage
facilities in Mesa and Tolleson, Arizona.   Before Mr. Coury purchased Mesa Cold
Storage, he had experience in international trade, real estate development, real estate exchanges and serving as a consultant to the family businesses, which include five General Motors dealerships, numerous commercial and residential developments and mortuary services.

PETER BERGMANN. Mr. Bergmann has served as a director of the Company since May 2002. Since January 1999, Mr. Bergmann has served as the President of Perfect Timing Media, Inc., a television development and production company, which he founded. From 1994 to 1999, Mr. Bergmann was a member of the faculty at Fairleigh Dickinson University, where he inaugurated the electronic Filmmaking and Digital Video Design program, which is a distinctive program in video and computer-generated graphics technologies offering students an opportunity to study commerce and art. In 1988, Mr. Bergmann joined Major Arts, Inc., a division of Paramount Communications, Inc., as the head of its television division where he was responsible for developing projects for television production. In 1987, Mr. Bergmann served as the President of Odyssey Entertainment, Inc. where he engineered the purchase of Coast Productions, Inc., which subsequently became Odyssey Filmmakers, Inc. From 1984 through 1987, Mr. Bergmann served as President of The Film Company, where he had directorial and production responsibilities for theatrical releases and projects for television. During the 14 years prior to 1984, Mr. Bergmann was employed in various capacities by the American Broadcasting Company. These positions included line producer, division head, and assistant to the President, Executive Vice President and Special Assistant to the Chairman of the Board. Mr. Bergmann received his PhD from New York University.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

Our management consists of the following personnel, in addition to Angelo Tullo, our Chief Executive Officer and President and DeVal Johnson, our Secretary, both of whom are named above as Directors.

NAME                         AGE  POSITION
----                         ---  --------

David J. Iannini              44  Chief Financial Officer
John Raven                    39  Chief Technology Officer

DAVID J. IANNINI. Mr. Iannini has served as our Chief Financial Officer since August 2002. Mr. Iannini was employed as Treasurer and Vice President of Corporate Development of Viad Corp, a publicly held company with over $1.5 billion in annual sales and over $7 billion in assets, from July 1999 to June 2002. Viad Corp. is a diversified service business with operating companies involved in the financial services, convention, travel and other businesses. Mr. Iannini was an investment banker from August 1986 to July 1999, primarily with Salomon Brothers, Inc. Mr. Iannini received his Masters in Business Administration, Summa Cum Laude, from the Anderson Graduate School of Management at U.C.L.A. Prior to his graduate studies, he worked with a Big Five accounting firm and is a certified public accountant. Mr. Iannini received his Bachelors of Science degree, Magna Cum Laude, in Accounting from Boston College in 1981.

JOHN RAVEN. Mr. Raven was appointed Chief Technology Officer for YP.Net, Inc. in September 2003. Mr. Raven has over ten years experience in the technology arena and 16 years of overall leadership experience working with companies such as Perot Systems (PER) where he managed 640 staff members and a $170 million annual IT budget, Read-Rite Corp (RDRT) where he oversaw a $30 million dollars IT budget with operations throughout Asia, as well as Cap Gemini Ernst & Young (CAPMF) where he managed accounts for this division of a Big 5 auditing firm maintaining $4.8 million in revenue. Mr. Raven also served as Director of Information Technology at Viacom's ENG Network division. Most recently, as a member of senior account management for Perot Systems he directed the development of information security strategy for its client Catholic Healthcare West. Mr. Raven has experience in software engineering, data and process architecture, systems development, and database management systems. At NASA's Jet Propulsion Laboratory, Mr. Raven was a team member and information systems engineer for the historic 1997 mission to Mars conducted with the Pathfinder space vehicle and the Sojourner surface rover. Mr. Raven received his Bachelors of Science in Computer Science from the California Institute of Technology in 1991. His certifications include; Cisco Internetwork Engineer, Project Management from the Project Management Institute, Certified Project Manager from Perot Management Methodology Institute, Microsoft Certified System Engineer, Certified Novel Engineer and others.


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by it during the year ended September 30, 2003, we believe that, during such year our executive officers, directors and ten percent stockholders complied with all such filing requirements except that Mr. Bergmann filed a late Form 4 relating to the purchase of 1,000 shares of the Company's common stock and the receipt of 150,000 shares of restricted stock pursuant to the 2003 Stock Plan and Mr. Coury filed a late Form 4 relating to the receipt of 150,000 shares of restricted stock pursuant to the 2003 Stock Plan. The required filings were eventually filed to reflect these transactions.

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

Executive Compensation Summary

The following table sets forth the total compensation for the fiscal years ended September 30, 2003, 2002 and 2001 paid to or accrued for our chief executive officer and our four other executive officers who provided services to us at September 30, 2003, excluding executive officers paid less than $100,000 annually. These executive officers are collectively referred to as the "Named Executive Officers."

                                                                                            LONG TERM
                                          ANNUAL COMPENSATION                              COMPENSATION
                                          -------------------                              ------------

   NAME AND PRINCIPAL
   ------------------                                          OTHER ANNUAL      RESTRICTED STOCK      ALL OTHER
       POSITION             YEAR  SALARY ($)(6)  BONUS ($)  COMPENSATION ($)(7)    AWARDS ($)(8)    COMPENSATION ($)
       --------             ----  -------------  ---------  -------------------    -------------    ----------------

Angelo Tullo (1)            2003        612,000    300,000              100,844            303,750        410,054(9)
Chairman, Chief Executive   2002        282,000    208,000                    -                  -                -
Officer, President          2001        218,000     48,000                    -                  -                -

David J. Iannini (2)        2003        199,808     43,750                    -            607,500                -
Chief Financial Officer     2002         11,538          -                    -                  -                -
                            2001              -          -                    -                  -                -

DeVal Johnson (3)           2003        269,750     95,000                    -            405,000                -
Director, Secretary         2002        125,800     20,000                    -                  -                -
and Subsidiary Officer      2001          8,000      5,618                    -                  -                -

Gregory Crane (4)           2003        442,000    110,000                    -            405,000                -
Director and Subsidiary     2002        249,000     35,000                    -                  -                -
Officer                     2001        122,000          -                    -                  -                -

John Raven (5)              2003          8,654          -                    -            150,000                -
Chief Technology Officer    2002              -          -                    -                  -                -
of Subsidiary               2001              -          -                    -                  -                -
_______________

(1)  Mr. Tullo is not directly compensated by the Company. The amounts shown herein as compensation to Mr. Tullo are the total amounts paid by the Company to Sunbelt Financial Concepts, Inc. ("Sunbelt") for services provided to the Company by Mr. Tullo and his staff, pursuant to an Executive Consulting Agreement dated September 20,
     2002. This agreement replaced a prior agreement between the Company and Sunbelt. These amounts may not reflect Mr. Tullo's actual compensation from Sunbelt, which may be greater or less than the amount shown. The amounts set forth under the Bonus column for Mr. Tullo include 200,000 shares of YP.Net stock valued by the Company at $.24 per share in fiscal 2001 and 4,000,000 shares valued by the Company at
     $.075 per share in fiscal 2003 issued to Sunbelt.

(2)  The amounts shown herein as compensation to Mr. Iannini are the total amounts paid by the Company either to
     Mr. Iannini directly or to Mar & Associates, Inc., an entity owned by Mr. Iannini, ("Mar") for services provided
     To the Company pursuant to an Executive Consulting Agreement dated May 1, 2003. These amounts may not reflect Mr.
     Iannini's actual compensation from Mar, which may be greater or less than what is shown. The amounts set forth
     Under the Bonus column include 50,000 shares of Common Stock valued by the Company at $.075 per share and 250,000 shares of Common Stock valued by the Company at $.10 per share issued to Mr. Iannini in fiscal 2003. Mr. Iannini joined the Company in August 2002.

(3)  Mr. Johnson is not compensated directly by the Company. The amounts shown herein as compensation are the total amounts paid by the Company to Advanced Internet Marketing, Inc. ("AIM"), for services provided to the
     Company by Mr. Johnson and his staff, pursuant to an Executive Consulting Agreement dated September 20, 2002.
     These amounts may not reflect Mr. Johnson's actual compensation from AIM, which may be greater or less than what is shown. The amounts set forth under the Bonus column include 1,000,000 shares of YP.Net stock valued by the
     Company at $.075 per share issued to Mr. Johnson in fiscal 2003.

(4)  Mr. Crane is not compensated directly by the Company. The amounts shown herein as compensation to Mr. Crane are the total amounts paid by the Company to Advertising Management and Consulting Services, Inc. ("AMCS") for
     services provided to the Company by Mr. Crane and his staff pursuant to an Executive Consulting Agreement dated
     September 20, 2002. These amounts may not reflect Mr. Crane's actual compensation from AMCS, which may be greater or less than what is shown. Mr. Crane is the President of AMCS, which provides marketing and administrative services and personnel to the Company. The amounts set forth under the Bonus column include 1,000,000 shares of
     YP.Net stock valued by the Company at $.075 per share issued to Mr. Crane in fiscal 2003.

(5)  Mr. Raven joined the Company in August, 2003.  His annual salary is $150,000.

(6)  The amounts set forth under the Salary column include base salary paid to the consulting entities with which the Named Executive Officers are associated, unless otherwise specified.  These amounts also include payments made under the Flex Compensation program pursuant to their Executive Consulting Agreements. The Named Executive
     Officers' relationships with these consulting firms and the descriptions of the Executive Consulting Agreements are more fully discussed under "Certain Relationships and Related Transactions - Agreements with Executive
     Officers."

(7)  The amounts set forth under this column include reimbursed taxes on bonus and other compensation paid pursuant to certain Executive Consulting Agreements between the Company and the Named Executive Officer.
     Those Executive Consulting Agreements are more fully described at "Certain Relationships and Related
     Transactions - Agreements with Executive Officers."

(8)  The amounts under the Restricted Stock Awards column include the dollar value of shares of restricted stock issued to the Named Executive Officers under our 2003 Stock Plan.

(9)  This amount reflects the reimbursement of legal fees in connection with a legal matter involving Mr. Tullo and a former business with which he was involved.  This matter has been settled and all claims against Mr.
     Tullo in connection with this matter have been dismissed.

COMPENSATION PURSUANT TO STOCK OPTIONS.

No options were granted to any of the Named Executive Officers during the fiscal year ended September 30, 2003.

During the fiscal year ended September 30, 2003, there were no outstanding stock options. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of the Company's officers, directors or employees.

COMPENSATION OF DIRECTORS.

The directors receive $2,000 per meeting or per quarter, whichever is greater, for their service on the Board and may receive $250 per hour for services related to any Board Committees, standing, temporary or otherwise, on which they serve. Upon appointment to the Board, Mr. Tullo was awarded 100,000 shares of our common stock. All other directors were awarded 50,000 shares upon their appointment to the Board. The shares awarded were earned monthly for director services performed.

The Company has an arrangement with one of its outside directors, Mr. Coury, whereby the Company has agreed to pay $10,000 per month for Board and Compensation committee services to DLC Consulting, Inc., an entity owned by Mr. Coury, instead of paying Mr. Coury directly.

In compliance with the new rules implemented by the Sarbanes-Oxley Act of 2002, the Company has established a hotline in order to receive anonymous calls and complaints concerning accounting, internal accounting controls, or auditing matters. Mr. Bergmann receives an additional monthly fee of $3,000 for monitoring this hotline.

In fiscal 2003, our directors received the following compensation for their service as directors:

           DIRECTOR                       CASH
           --------                       ----

           Angelo Tullo                 $  8,000
           DeVal Johnson                $  8,000
           Gregory B. Crane             $  8,000
           Daniel L. Coury, Sr.         $128,000
           Peter Bergmann               $ 21,000


For information concerning employment contracts involving the Named Executive Officers See "Item 12 - Certain Relationships and Related Transactions," below


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of February 1, 2004, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's common stock; (ii) each Named Executive Officer; (iii) each director of the Company; and (iv) all Named Executive Officers and directors of the Company as a group. The information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 4840 East Jasmine Street, Suite 105, Mesa, Arizona 85205.

                                               Shares            Percentage of
               Name                      Beneficially Owned  Shares Outstanding (1)
               ----                      ------------------  ----------------------

Angelo Tullo (2)                                  4,325,000                    8.9%
Gregory B. Crane (3)                              1,277,500                    2.6%
DeVal Johnson (4)                                 1,329,000                    2.7%
David J. Iannini (5)                                600,000                    1.2%
John Raven                                          100,000                      *
Daniel L. Coury, Sr.                                200,000                      *
Peter Bergmann                                      201,000                      *
Mathew and Markson Ltd. (6) (7)                  10,575,062                   21.8%
Morris & Miller Ltd. (6)                         10,350,000                   21.3%
Sunbelt Financial Concepts, Inc. (8)(9)           4,325,000                    8.9%

All executive officers and
directors as a group
(7 persons).                                      7,982,500                     16%

* Represents less than one percent (1%) of our issued and outstanding common stock.
_______________

(1) Based on approximately 48,860,802 shares outstanding as of February 1, 2004. This amount includes 2,000,000 shares issued and held as collateral for obligations of the Company under two promissory notes. Upon timely payment of the notes, the shares will be returned to the Company for cancellation.

(2)  Of the number shown, 3,875,000 shares are owned by Sunbelt Financial
     Concepts, Inc., which are also shown separately in this table. While Mr. Tullo
     Is the President of Sunbelt, he has no ownership interest in Sunbelt. Mr. Tullo does, however, have dispositive power over the shares of Common Stock owned by
     Sunbelt. Mr. Tullo disclaims beneficial ownership of the shares owned by Sunbelt except to the extent of any proportionate interest therein.

(3)  Of the number shown, 1,000,000 shares are owned by Advertising Management and Consulting Services, Inc. ("AMCS").  While Mr. Crane is the President of AMCS,
     he has no ownership interest in AMCS. As President of AMCS, however, he shares dispositive power over the stock owned by AMCS.  Mr. Crane disclaims beneficial ownership of the shares owned by AMCS except to the extent of any proportionate interest therein.

(4)  Of the number shown, 1,004,000 shares are owned by Advanced Internet
     Marketing, Inc. ("AIM") Mr. Johnson is President of AIM and his minor children
     Are the beneficiaries of the trust that owns AIM.  Mr. Johnson disclaims beneficial ownership of the shares owned by AIM except to the extent of any proportionate interest therein.

(5)  Of the number shown, 250,000 shares are owned by Mar & Associates ("Mar").

(6) Address is Woods Centre, Friar's Road, P.O. Box 1407, St. John's, Antigua, West Indies.

(7)  The number of shares held by Mathew and Markson, Ltd. includes 2,000,000 shares issued as collateral for a debt owed by the Company. Mathew and Markson has voting control of these shares. These shares will be returned to the Company and cancelled upon timely payment of the debt. Ilse Cooper, is the control person for Mathew and Markson.

(8)  Of the number shown, 3,875,000 are owned by Sunbelt and 450,000 shares are owned directly by Mr. Tullo.  Of the 450,000 shares owned directly by Mr. Tullo,
     150,000 shares were granted as restricted stock under our 2003 Stock Plan.
     Hickory Management is the owner of Sunbelt and J.C. McDaniel, Esq. is the control person.

(9)  Address is 4710 E. Falcon Drive, #204A, Mesa, Arizona, 85215.

EQUITY COMPENSATION PLAN INFORMATION

We maintain the 2003 Stock Plan pursuant to which we may grant equity awards to eligible persons. The following table gives information about equity awards under the Company's Plan.

                               (a)                    (b)                     (c)

                                                                      Number of securities
                                                                    remaining available for
                      Number of securities                           future issuance under
                        to be issued upon      Weighted-average       equity compensation
                           exercise of         exercise price of        plans (excluding
                      outstanding options,   outstanding options,   securities reflected in
                                                                               -------------
    Plan category      warrants and rights    warrants and rights         column (a))
    -------------      -------------------    -------------------         -----------

Equity
compensation plans
approved by
security holders (1)          2,269,000 (2)            N/A                   731,000

Equity
compensation plans
not approved by
security holders                         0             N/A                         0

Total                            2,269,000             N/A                   731,000

(1)  The 2003 Stock Plan was approved by written consent of a majority of the Company's stockholders on July 21, 2003.

(2)  This number represents the number of shares of restricted stock granted to eligible persons under the Plan.


Our 2003 Stock Plan

During the year ended September 30, 2002, our stockholders approved the 2002 Employees, Officers & Directors Stock Option Plan (the "2002 Plan"), which was intended to replace our 1998 Stock Option Plan (the "1998 Plan"). The 2002 Plan was never implemented, however, and no options, shares or any other securities were issued or granted under the 2002 Plan. There were 3,000,000 shares of our common stock authorized under the 2002 Plan, which were to come from our authorized but unissued common stock. On June 30, 2003 and July 21, 2003, respectively, our Board of Directors and a majority of our stockholders terminated both the 1998 Plan and the 2002 Plan and approved our 2003 Stock Plan. The 3,000,000 shares of common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Plan.

In December, 2003, our Board of Directors approved, subject to stockholder approval, an amendment to the Plan to increase the aggregate number of shares available thereunder by 2,000,000 shares in order to have an adequate number of shares available for future grants. As of February 1, 2004, a total of 2,259,000 shares of restricted stock had been issued under the Plan and were no longer available for grant, and a total of 741,000 shares remained available for additional grants, prior to giving effect to the proposed increase. The Board of Directors believes that it is in the Company's best interests to be able to continue to create equity incentives to assist in attracting, retaining, and motivating the key executives, service providers and consultants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH EXECUTIVE OFFICERS

We have entered into the following Executive Consulting Agreements with entities controlled or owned by Messrs. Tullo, Crane, Johnson and Iannini. Each of these agreements is dated as of September 20, 2002 and has a five year term, with the exception of the agreement entered into with Mar & Associates, Inc., the entity controlled by Mr. Iannini, which was dated as of May 1, 2003 and has a term of 55 months.

These agreements are not personal service contracts to the respective executive officers. The amounts paid to these entities support multiple personnel employed by the consulting entities, as well as costs associated with the provision of the specified services. The individuals deployed by the consulting entities include skilled support staff with many years of experience working as a team, both within their own entities, as well as between entities. The Named Executive Officers and their respective consulting entities provide a wealth of experience in turnaround and restructuring situations, as well as solid track records of operating successful companies. Our Board of Directors believes that these arrangements are beneficial to the Company and in the best interests of our stockholders given the breadth of support and depth of knowledge and expertise that each consulting entity brings to bear through its respective support teams.

Sunbelt Financial Concepts, Inc.

Mr. Tullo, our Chief Executive Officer, is the President of Sunbelt Financial Concepts, Inc. ("Sunbelt"). The Sunbelt agreement provides that Mr. Tullo, through Sunbelt, will provide us with the services of Chief Executive Officer, Chairman and President among other administrative services and personnel. Pursuant to the Sunbelt agreement, Sunbelt originally received $32,000 per month during the first year of the agreement with a 10% annual increase in each succeeding year, as well as Board of Director fees, an annual bonus, and fees and reimbursements for certain ancillary items. The Sunbelt agreement also awarded Sunbelt 4,000,000 shares of the Company's common stock, grossed-up for taxes, subject to achieving certain performance goals for the Company in fiscal 2003, which were achieved.

As part of the Sunbelt agreement, a Flex Compensation program was instituted. This program provides Sunbelt with the ability to be paid up to $220,000 annually (increased by 10% on each anniversary date of the agreement) as additional compensation, subject to sufficient cash on hand at the Company. The taxes on the Flex Compensation, bonus and stock that is not issued under our 2003 Stock Plan are paid by the Company. In addition, the agreement contains a Due on Sale clause whereby, if there is a change of control of the Company, as defined, Sunbelt will receive the greater of 30% of the amounts due under the agreement or 12 months' worth of fees.

In fiscal 2003, Sunbelt was paid approximately $384,000 in fees, $220,000 in Flex compensation under the Flex Compensation program, $8,000 in director fees and $300,000 in common stock for services rendered by it through Mr. Tullo and his support staff. The Company also reimbursed Sunbelt $100,844 for income taxes pursuant to the agreement.

Sunbelt also was compensated approximately $410,054 in fiscal 2003 as reimbursed legal fees in connection with certain legal matters involving Mr. Tullo, as more fully described in our Annual Report accompanying this Proxy Statement.

We have has also entered into an agreement with Sunbelt, dated January 2002, wherein we lease two vehicles in the Company's name for the benefit of Sunbelt. Sunbelt pays the lease payments on the vehicles, which are $1,079 and $1,111 respectively. This agreement remains in effect until the conclusion of the respective leases, which expire in January 2005 and February 2005 respectively. This arrangement was structured in this manner in an effort to assist the Company in establishing credit for future equipment purchases.

Advertising Management & Consulting Services, Inc.

Mr. Crane, our Executive Vice President of Marketing, Chief Operating Officer and a director, is the President of Advertising Management & Consulting Services, Inc. ("AMCS"). The AMCS agreement provides that Mr. Crane, through AMCS, will provide the Company with the services of director and Executive Vice President of Marketing, among other administrative services and personnel.
Under the AMCS agreement, we outsource the design and testing of our many direct mail pieces to AMCS. As part of the AMCS agreement, AMCS originally received $32,000 per month with a 10% annual increase in each succeeding year, as well as Board of Director fees, an annual bonus, and fees and reimbursements for certain ancillary items. In addition, the AMCS agreement also awarded AMCS with 1,000,000 shares of the Company's common stock, grossed-up for taxes, subject to achieving certain performance goals for the Company in fiscal 2003, which were achieved.

As part of the agreement with AMCS, a Flex Compensation program was instituted. This program provides AMCS with the ability to be paid up to $50,000 per year (increased by 10% on each anniversary date of the agreement) as additional compensation, subject to sufficient cash on hand at the Company. The taxes on the Flex Compensation, bonus and stock that is not issued under our 2003 Stock Plan are paid by the Company. In addition, the agreement contains a Due on Sale clause whereby, if there is a change of control of the Company, as defined, AMCS will receive the greater of 30% of the amounts due under the agreement or 12 months' worth of fees.

In fiscal 2003, AMCS was paid approximately $384,000 in fees, $35,000 as an annual bonus, $50,000 in Flex compensation under the Flex Compensation program, $8,000 in directors fees and $75,000 in common stock for services rendered by it through Mr. Crane and his support staff. AMCS was also granted approximately
$405,000  in  restricted  stock  in  fiscal  2003  as  additional  compensation.

Advanced Internet Marketing, Inc.

Mr. Johnson, our Executive Vice President of Corporate Image, is the President of Advanced Internet Marketing, Inc. ("AIM"). The AIM agreement provides that Mr. Johnson, through AIM, will provide the Company with the services of director, Corporate Secretary and Executive Vice President of Corporate Image, among other administrative and marketing services and personnel. In addition to the services discussed above, under the AIM agreement, we also outsource the design and some of the marketing of our website to AIM. All of these services are included under the agreement and for the fees described below. As part of the AIM agreement, AIM originally received $18,000 per month with a 10% annual increase in each succeeding year, as well as Board of Director fees, an annual bonus, and fees and reimbursements for certain ancillary items. In addition, the agreement also awarded AIM with 1,000,000 shares of Company common stock, grossed-up for taxes, subject to achieving certain performance goals for the Company in fiscal 2003, which were achieved.

As part of the agreement, a Flex Compensation program was instituted. This program provides AIM with the ability to be paid up to $30,000 annually (increased by 10% on each anniversary date of the agreement) as additional compensation, subject to sufficient cash on hand at the Company. The taxes on the Flex Compensation, bonus and stock that is not issued under our 2003 Stock Plan are paid by the Company. In addition, the agreement contains a Due on Sale clause whereby, if there is a change of control of the Company, as defined, AIM will receive the greater of 30% of the amounts due under the Agreement or 12 months' worth of fees.

In fiscal 2003, AIM was paid approximately $274,750 in fees, $35,000 as an annual bonus, $30,000 in Flex compensation under the Flex Compensation program, $8,000 in directors fees and $75,000 in common stock for services rendered by it through Mr. Johnson and his support staff. AIM was also granted approximately $405,000 in restricted stock in fiscal 2003 as additional compensation.

Mar & Associates, Inc.

Mr. Iannini, our Chief Financial Officer, is the President of Mar & Associates, Inc. ("MAR"). The MAR Agreement provides that Mr. Iannini, through MAR, will provide the Company with the services of Chief Financial Officer, among other administrative services. As part of the MAR Agreement, MAR originally received $17,500 per month with a 10% annual increase in each succeeding year, as well as fees and reimbursements for certain ancillary items. In addition, the agreement also awarded MAR with 250,000 shares of Company common stock, grossed-up for taxes, subject to achieving certain performance goals for the Company by January 1, 2004, which were achieved.

As part of the agreement, a Flex Compensation program was instituted. This program provides MAR with the ability to be paid up to $15,000 annually (increased by 10% on each anniversary date of the agreement) as additional compensation, subject to sufficient cash on hand at the Company. The taxes on the Flex Compensation, bonus and stock that is not issued under our 2003 Stock Plan are paid by the Company. In addition, the agreement contains a Due on Sale clause whereby, if there is a change of control of the Company, as defined, then MAR will receive the greater of 30% of the amounts due under the agreement or 12 months worth of fees.

The agreement also awards bonuses of $15,000 to MAR relating to performance in fiscal 2003, $21,000 relating to performance for fiscal 2004, and 10% of annual salary for each fiscal year thereafter for the term of the agreement.

In fiscal 2003, MAR was paid approximately $199,808 in fees, $15,000 in annual bonus, $15,000 in Flex compensation under the Flex Compensation program and $28,750 in common stock for services rendered by Mr. Iannini. MAR was also granted approximately $607,500 in restricted stock in fiscal 2003 as additional compensation.

OTHER RELATED TRANSACTIONS

Revolving Loan Agreements with Mathew and Markson Ltd. and Morris & Miller, Ltd.

In December 2003, we entered into an agreement with Mathew and Markson, Ltd. and Morris & Miller, Ltd. (the "M&Ms"), both Antiguan corporations and, currently, our two largest stockholders, to terminate the revolving loan agreement previously provided to them in connection with our original acquisition from them of Telco Billing.

Messrs. Crane and Johnson were employees of and primarily involved in the start-up of Telco Billing. Mr. Crane negotiated the acquisition of Telco Billing by the Company on behalf of the M&Ms and continues to serve as a liaison for the Company to the M&Ms.

As part of the original acquisition of Telco Billing from the M&Ms, we provided them with the right to "put" back to us, under certain circumstances, the shares of Company common stock that they received in exchange for the shares of Telco Billing. We subsequently entered into a new arrangement with the M&Ms, whereby their "put" rights were terminated in exchange for the establishment of the revolving lines of credit. Under these lines of credit, we agreed to lend up to $10,000,000 to each of the M&Ms, collateralized by the Company stock held by the M&Ms and subject to certain limitations. All advances made under these lines of credit carried an interest rate at least 0.25 points higher than the Company's average cost of borrowing but in no event lower than eight percent.

No more than $1 million could be advanced at any point in time and no advances could be made unless, after such advance, the Company had at least 30 days operating cash reserves or if the Company was in an uncured default with any of its lenders. At September 30, 2003, the Company had advanced an aggregate $2,126,204 to the M&Ms under this agreement. The M&Ms have been making interest payments on the advances but, as allowed under the agreement, have not made any principal repayments.

Under our new agreement with the M&Ms, dated December 22, 2003 and memorialized in a Third Amendment to the original Stock Purchase Agreement, the revolving lines of credit are terminated effective April 9, 2004, upon the payment of the following final specific advances to each of the M&Ms:

Morris & Miller, Ltd.

$275,000 on January 30, 2004
$300,000 on February 27, 2004
$500,000 on March 31, 2004
Sufficient funds to pay 3 years' interest on April 9, 2004

Mathew and Markson, Ltd.

$50,000 on January 30, 2004
$100,000 on February 27, 2004
$75,000 on March 31, 2004
Sufficient funds to pay 3 years' interest on April 9, 2004

Within ten days after April 9, 2004, the M&Ms will prepay all of the interest on their loans for the next 36 months. We will continue to retain pledged stock as collateral for the repayment of all such loans, which mature in December 2006.

As part of this new agreement, we have also agreed to pay a quarterly dividend of not less than $.01 per share to all holders of our Common Stock beginning April 30, 2004 for the period ended March 31, 2004.

Sale of URL and Lease Arrangements

In connection with the original acquisition of our wholly owned subsidiary, Telco Billing, from Morris & Miller, Ltd. and Mathew and Markson Ltd., both Antiguan corporations (the "M&Ms") and, currently, our largest stockholders, the Company agreed to pay Mathew and Markson $5,000,000 as a discounted accelerated royalty payment for a 20-year license of the URL "Yellow-Page.Net," which triggered the sale of this URL. The consideration was rendered under the terms of an Exclusive Licensing Agreement dated September 21, 1998, between Telco Billing and Mathew and Markson. The payment was originally to be paid in full upon the acquisition of Telco Billing. However, the Company was unable to pay the entire consideration in cash. As a result, the Company instead negotiated to pay the $5,000,000 due in cash at closing with a $3,000,000 down payment and also executed a $2,000,000 promissory note (the "Note") to Mathew and Markson, which was due on August 15, 1999. In addition, as a result of our failure to pay the entire $5,000,000 in cash at the original closing, we agreed to a $2,000,000 extension fee.

On August 15, 1999, we defaulted on the payment of the Note. To extend this payment obligation to November 15, 1999, we agreed to provide, for the benefit of Mathew and Markson, $250,000 in tenant improvements for approximately one-half of our Mesa facility. The premises were leased to Mathew and Markson for $1.00 per year throughout the term of the five-year lease. The annual fair rental value of the lease premises is $4,500 per month.

Business Executive Services, Inc. purchased this lease from Mathew and Markson for a one-time payment of $75,000.

At the due date of the extension (November 15, 1999), we still had not paid the Note. Therefore, on November 15, 1999, we further extended the payment of the Note to January 15, 2000 by paying an extension fee of $200,000. On January 15, 2000, we again defaulted on the extension and the Note was renegotiated to a demand note with monthly installments of $100,000 per month. Under the terms of the renegotiated Note, the payments may have been suspended if we had did not have certain cash reserves or were otherwise in default under other obligations. The renegotiated Note was secured by 2,000,000 shares of our common stock held in escrow, to be returned for cancellation upon payment of the Note. The Note has been paid in full but the collateral shares are still held by Mathew and Markson to secure payment of the penalty fee discussed below.

In July 2001, we were informed by Mathew and Markson that an additional $2,000,000 penalty fee was due on the original acquisition agreement as a result of the Company's failure to pay the entire $5,000,000 due in cash at the original closing. On September 25, 2001, in settlement thereof, we agreed to pay Mathew and Markson $550,000 and issued to Mathew and Markson 4,000,000 shares of our common stock valued at $0.09. The $550,000 is to be paid over a 36-month period at an annual interest rate of 10.5%. The balance as of September 30, 2002 was $115,868 due and payable September 25, 2004.

Simple.Net.

We previously used Dial-Up Services, Inc., d/b/a Simple.Net, Inc., an Internet service provider beneficially owned by DeVal Johnson, our Executive Vice President of Corporate Image and a director, to provide Internet dial up services and other services to our customers. These services included customer service support for Simple.Net's customers and technology support and billing assistance. At the time our agreement with Simple.Net was entered into, this was beneficial to us because we did not have sufficient dial-up customers to avoid a minimum fee to the backbone providers, which are companies that own the cable and copper wire cables necessary to provide the service. As our customer base has grown, we are now able to economically enter into our own wholesale contract and in fact have done so with GlobalPOPs, Inc., an unrelated third party.

On December 29, 2003, we entered into a separation agreement with Simple.Net, which becomes effective January 31, 2004. Under this agreement, Simple.Net will no longer provide any services to us. Although the Separation Agreement provides for a 30-day extension until March 2, 2004, neither Simple.Net nor we believe that this time period will be needed.

RELATED PARTY TRANSACTION POLICY.

Our general policy requires adherence to Nevada corporate law regarding transactions between the Company and a director, officer or affiliate of the Company. Transactions in which such persons have a financial interest are not void or voidable if the interest is disclosed and approved by disinterested directors or stockholders or if the transaction is otherwise fair to the Company. It is the policy of the Company that transactions with related parties are conducted on terms no less favorable to the Company than if they were conducted with unaffiliated third parties. During the fiscal year ended September 30, 2003, there have been no related party transactions except as shown above.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit                 Description
-------                 -----------
Number
------

  31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YP.NET, INC.


Dated:  January 30, 2004         /s/  Angelo Tullo
                                 -----------------------------------------------
                                 Angelo Tullo, Chairman of the Board and Chief
                                 Executive Officer (Principal Executive Officer)

Dated:  January 30, 2004         /s/  David Iannini
                                 -----------------------------------------------
                                 Chief Financial Officer
                                 (Principal Accounting Officer)