Form 10QSB
period 2003-12-31
YP NET INC
filed 2004-02-11
CIK 1045742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

     For the transition period from _____________ to _______________

     Commission File Number 0-24217

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the issuer's common equity outstanding as of February 10, 2003 was 48,794,302 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (check one):

Yes          No    X
      ---         ---

YP.NET, INC.
                          INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                    PART I.
                              FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEET
               AS OF DECEMBER 31, 2003 . . . . . . . . . . . . .              3
          CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTH PERIODS
               ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002 . .              4
          CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTH PERIODS ENDED DECEMBER 31,
               2003 AND DECEMBER 31, 2002. . . . . . . . . . . .              5
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS . . . .              7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . .              18

ITEM 3. CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . .              32


                                    PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .              33


                                   SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                               UNAUDITED CONSOLIDATED BALANCE SHEET
                                     AS OF DECEMBER 31, 2003


ASSETS:

CURRENT ASSETS
   Cash and equivalents                                                               $ 1,156,158
   Accounts receivable, net of allowance for doubtful accounts of $3,652,604           10,187,602
   Prepaid expenses and other current assets                                              489,804
   Deferred tax asset                                                                   1,382,867
                                                                                      ------------
      Total current assets                                                             13,216,431

ACCOUNTS RECEIVABLE, long term portion, net of allowance
      for doubtful accounts of $320,064                                                   910,951

CUSTOMER ACQUISITION COSTS, net of accumulated amortization of $1,065,864               3,574,629

PROPERTY AND EQUIPMENT, net                                                               735,373

DEPOSITS AND OTHER ASSETS                                                                 113,310

INTELLECTUAL PROPERTY- URL, net of accumulated amortization of $1,979,009               3,402,226

ADVANCES TO AFFILIATES                                                                  4,197,460

                                                                                      ------------
    TOTAL ASSETS                                                                      $26,150,380
                                                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                                   $   374,142
   Accrued liabilities                                                                  1,207,798
   Notes payable- current portion                                                         115,868
   Income taxes payable                                                                 3,431,333
                                                                                      ------------
      Total current liabilities                                                         5,129,141

DEFERRED INCOME TAXES                                                                      36,748
                                                                                      ------------

      Total liabilities                                                                 5,165,889
                                                                                      ------------

STOCKHOLDERS' EQUITY:
   Series E convertible preferred stock, $.001 par value, 200,000 shares authorized,
        131,840 issued and outstanding, liquidation preference $39,552                     11,206
   Common stock, $.001 par value, 100,000,000 shares authorized,
        55,373,636 issued, 48,794,302 outstanding                                          48,794
   Paid in capital                                                                      9,464,166
   Deferred stock compensation                                                         (4,021,276)
   Treasury stock at cost                                                                (690,306)
   Retained earnings                                                                   16,171,907
                                                                                      ------------
      Total stockholders' equity                                                       20,984,491
                                                                                      ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $26,150,380
                                                                                      ============

              See the accompanying notes to these unaudited financial statements

                                  YP.NET, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE MONTH PERIODS  ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002


                                                    2003              2002
                                              ----------------  ----------------

NET REVENUES                                  $    13,866,967   $     5,505,890
                                              ----------------  ----------------

OPERATING EXPENSES:
     Cost of services                               4,882,402         1,586,585
     General and administrative expenses            2,790,743         1,376,078
     Sales and marketing expenses                   1,290,180           632,435
     Depreciation and amortization                    196,193           138,932
                                              ----------------  ----------------
         Total operating expenses                   9,159,518         3,734,030
                                              ----------------  ----------------

OPERATING INCOME                                    4,707,449         1,771,860
                                              ----------------  ----------------

OTHER (INCOME) AND EXPENSES
     Interest (income) expense                        (71,153)             (720)
     Other (income) expense                          (274,758)          (48,906)
                                              ----------------  ----------------

     Total other (income)expense                     (345,911)          (49,626)
                                              ----------------  ----------------

INCOME BEFORE INCOME TAXES                          5,053,360         1,821,486

INCOME TAX  PROVISION (BENEFIT)                     1,768,675           728,594
                                              ----------------  ----------------

NET INCOME                                    $     3,284,685   $     1,092,892
                                              ================  ================

NET INCOME PER SHARE:
  Basic                                       $          0.07   $          0.02
                                              ================  ================

  Diluted                                     $          0.07   $          0.02
                                              ================  ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                            46,752,367        46,515,590
                                              ================  ================

  Diluted                                          46,862,804        46,515,590
                                              ================  ================



       See the accompanying notes to these unaudited financial statements

                                           YP.NET, INC.
                          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

                                                                THREE MONTHS          THREE MONTHS
                                                             ENDED DECEMBER 31,    ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                               2003                  2002
                                                            --------------------  --------------------
  Net income                                                $         3,284,685   $         1,092,892
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                         196,193               138,933
  Income recognized on forgiveness of debt                                    -               (45,362)
  Amortization of deferred stock compensation                           226,779                     -
  Deferred income taxes                                                 229,928                41,251
  Officers & consultants paid common stock                                    -               453,750
  Common stock surrendered                                                    -              (115,979)
  Changes in assets and liabilities:
    Trade and other accounts receivable                              (2,646,424)             (953,153)
    Customer acquisition costs                                         (331,388)             (500,756)
    Prepaid and other current assets                                   (335,528)              (35,611)
    Other assets                                                        (36,256)               62,094
    Accounts payable                                                    (54,281)              (23,982)
    Accrued liabilities                                                (205,447)             (101,317)
    Income taxes payable                                                538,747               687,344
                                                            --------------------  --------------------
          Net cash  provided by operating activities                    867,008               700,104
                                                            --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made to affiliates and related parties                    (2,000,000)             (100,000)
  Purchases of  intellectual property                                         -                (6,761)
  Purchases of  equipment                                               (89,698)             (163,919)
                                                            --------------------  --------------------
          Net cash (used in)  investing activities                   (2,089,698)             (270,680)
                                                            --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                          -               147,000
  Principal repayments on notes payable                                       -              (454,000)
                                                            --------------------  --------------------
          Net cash (used)/provided by financing activities                    -              (307,000)
                                                            --------------------  --------------------

(DECREASE) INCREASE IN CASH                                          (1,222,690)              122,424

CASH, BEGINNING OF PERIOD                                             2,378,848               767,108
                                                            --------------------  --------------------

CASH, END OF PERIOD                                         $         1,156,158   $           889,532
                                                            ====================  ====================

                   See the accompanying notes to these unaudited financial statements

                                  YP.NET, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002, continued

SUPPLEMENTAL CASH FLOW INFORMATION:

                                                      Three month         Three month
                                                      period ended        period ended
                                                   December 31, 2003   December 31, 2002
                                                   --------------------------------------
Interest Paid                                      $                -  $            6,000
                                                   ==================  ==================



           See the accompanying notes to these unaudited financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS  ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

1.  Basis of Presentation

The accompanying unaudited financial statements represent the consolidated financial position of YP.Net, Inc. ("the Company") for the three month periods ended December 31, 2003, and December 31, 2002, which includes results of operations of the Company and Telco Billing, Inc. ("Telco"), its wholly owned subsidiary, and statement of cash flows for the three month periods ended December 31, 2003 and December 31, 2002. These statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made.

2. Company Organization and Operations

YP.Net, Inc., a Nevada corporation (the "Company," "we," "us," or "our"), is in the business of providing Internet-based yellow page advertising space on or through www.Yellow-Page.Net, www.YP.Net and www.YP.com.
        -------------------  ----------

The Company's "yellow page" database lists approximately 18 million businesses throughout the United States. Our website enables internet users to search through these "yellow page" listings and is used by businesses and consumers attempting to locate a business and/or service provider in response to a user's specific search criteria.

As our primary source of revenue, we offer a Mini-Webpage(TM) to businesses for a monthly fee. The Mini-Webpage(TM) provides a business with a priority placement listing over non-paying listings and is displayed in a bigger and bolder font at the beginning of, or in the first section of the user's search results - thus featuring our paying customers more prominently to user's of our website. In addition, our paying customers get a Mini-Webpage(TM) which includes a 40-word description of their business, their hours of operation and other useful information, a direct link to the paying customers website, (if they have one and it is provided by the advertiser), map, driving directions to the paying customers location and more. We market for advertisers for this Internet Advertising Package ("IAP"), under the name "Yellow-Page.Net, exclusively to businesses through a direct mail solicitation program. The solicitation includes a promotional incentive (i.e. generally a $3.50 check) which, if cashed by the business, automatically signs the business up for the IAP service for an initial twelve month period with automatic renewals thereafter. This easy subscription process provides a written confirmation (i.e., the check) of the subscription by the newly subscribing business, which is verified by an independent third party (i.e., the paying customers depositing bank). To additionally insure the intention of sign-up, the Company then mails a written confirmation card to the newly subscribing business generally within 30 days from activation. The Company also provides a 120-day cancellation period whereby the subscribing business may cancel and receive a full refund of any amounts paid to the Company.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents:  This includes all short-term highly liquid
--------------------------
investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At December 31, 2003, cash deposits exceeded those insured limits by $899,000.

Principles of Consolidation: The consolidated financial statements include the
----------------------------
accounts of the Company and its wholly owned subsidiary, Telco Billing, Inc. All significant intercompany accounts and transactions are eliminated.

Customer Acquisition Costs:  These costs represent the direct response marketing
---------------------------
costs that are incurred as the primary method by which customers subscribe to the Company's services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eighteen months, the estimated average period of retention for new customers. The Company capitalized costs of $1,285,000 and $983,000 during the three months ended December 31, 2003 December 31, 2002, respectively. The Company amortized $1,066,000 and $483,000 of total capitalized costs during the three months ended December 31, 2003 and December 31, 2002, respectively.

The Company also incurs advertising costs that are not considered direct-response advertising. These other advertising costs are expensed when incurred. These advertising expenses were $224,316 and $149,381 for the three months ended December 31, 2003 and December 31, 2002, respectively.

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

Income Taxes: The Company provides for income taxes based on the provisions of
------------
Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Financial Instruments: Financial instruments consist primarily of cash, accounts
---------------------
receivable, advances to affiliates, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

Net  Income  Per  Share:  Net  income per share is calculated using the weighted
------------------------
average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128, Earnings Per Share.

Use  of  Estimates:  The  preparation of financial statements in conformity with
------------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying financial statements include the estimate of dilution and fees associated with LEC billings and the estimated reserve for doubtful accounts receivable.

Stock-Based Compensation: Statements of Financial Accounting Standards No. 123,
------------------------
Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Reclassifications:  Certain reclassifications have been made to the income
------------------
statement presented for the three months ended December 31, 2002 to conform to the presentation of the income statement presented for the three months ended December 31, 2003.

Impairment of Long-lived Assets: The Company assesses long-lived assets for
--------------------------------
impairment in accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 121 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. Recoverability of the asset is determined by comparing the forecasted undiscounted cash flows generated by said asset to its carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

Recently Issued Accounting Pronouncements:  In July 2002, the FASB issued SFAS
-----------------------------------------
No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The Company estimates the impact of adopting these new rules will not be material.

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

The Company experiences significant dilution of its gross billings by the billing companies. The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience. Holdbacks, fees, and other matters, which are determined by the LEC's and the billing companies, may affect the Company's cash flow. The Company processes its billings through two primary billing companies.

eBillit, Inc. ("EBI") provides the majority of the Company's billings, collections, and related services. The net receivable due from eBillit at December 31, 2003 was $8,501,002, net of an allowance for doubtful accounts of $2,986,421. The net receivable from EBI at December 31, 2003, represents approximately 77% of the Company's total net accounts receivable at December 31, 2003.

Subscription receivables that are directly billed by the Company are valued and reported at the estimated future collection amount. Determining the expected collections requires an estimation of both uncollectible accounts and refunds. The net subscriptions receivable at December 31, 2003 was $216,026.
Accounts receivable at December 31, 2003 is summarized as follows:

                                      -----------  ----------  -----------
                                        Current    Long-Term      Total
                                      -----------  ----------  -----------

     Gross accounts receivable        $13,840,206  $1,231,015  $15,071,221

          Allowance for doubtful        3,652,604     320,064    3,972,668
          accounts
                                      ------------------------------------
                                      $10,187,602  $  910,951  $11,098,553

                                      ====================================


Certain receivables have been classified as long-term because the Company's collection experience with those receivables has historically extended beyond one year.

5.   INTELLECTUAL PROPERTY

The URL is recorded at its cost net of accumulated amortization. Management believes that the Company's business is dependent on its ability to utilize this URL given the recognition of the Yellow page term. Also, its current customer
                                 -----------
base relies on the recognition of this term and URL as a basis for maintaining the subscriptions to the Company's service. Management believes that the current revenue and cash flow generated through use of Yellow-page.net supports the carrying of
                                       ---------------
the asset. The Company periodically analyzes the carrying value of this asset to determine if impairment has occurred. No such impairments were identified during the year ended September 30, 2003 or the three months ended December 31, 2003. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $109,926 and $93,031 for the three months ended December 31, 2003 and December 31, 2002, respectively.

6.   PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income  taxes  for  three  months  ended  December  31 is summarized as follows:

                                                2003        2002
                                            -----------  ---------

   Current Provision                        $ 1,538,747  $ 687,344
   Deferred (Benefit) Provision                 229,928     41,250
                                            ----------------------

   Net income tax provision                 $ 1,768,675  $ 728,594
                                            ======================

During the year ended September 30, 2003, the Company expanded certain operations and revenue generating assets in Nevada where there are no corporate income taxes thereby reducing the statutory rate used for state income taxes.

At December 31, 2003, deferred income tax assets related to differences in book and tax bases of accounts receivable, direct marketing costs and intangible assets.

At December 31, 2003 deferred tax liabilities were comprised of differences in book and tax bases of customer acquisition costs and property and equipment respectively.

7.   NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the three months ended December 31, 2003 and December 31, 2002, respectively. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were $494 and $395 in preferred stock dividends in the three months ended December 31, 2003 and December 31, 2002, respectively. Warrants to purchase 500,000 shares of common stock were excluded from the calculation for the three months ended December 31, 2002. The exercise price of those warrants was greater than the trading value of the common stock and therefore inclusion of such would be anti-dilutive. Also excluded from the calculation for the three months ended December 31, 2003 were 131,840 shares of Series E Convertible Preferred Stock issued during the year ended September 30, 2002, which are considered anti-dilutive due to the cash payment required by the holders of the securities at the time of conversion. The dilutive effect of unvested restricted awards and certain warrants are included in the calculation of diluted earnings per share for the three month period ended December 31, 2003. Excluded from the calculation of diluted earnings per share for the three month period ended December 31, 2003 are warrants to purchase 375,000 shares of common stock and unvested restricted stock awards totaling 1,873,572 shares. The securities are excluded from the calculation because their inclusion would be anti-dilutive.

The following presents the computation of basic and diluted loss per share from continuing operations for the three months ended December 31:

                                  Three
                                 Months                          Three Months
                                  Ended                             Ended
                                December                           December
                                31, 2003                           31, 2002
                                                         Per                                 Per
                                 Income       Shares    Share       Income        Shares    share

Net  Income                    $3,284,685                       $   1,092,892
Preferred stock dividends            (494)                               (395)
                               -----------                      --------------

Income available to common
 Stockholders                  $3,284,191                       $   1,092,497
                               ===========                      ==============
BASIC EARNINGS PER SHARE:

Income available to common
stockholders                   $3,284,191   46,752,367  $ 0.07  $   1,092,497   46,515,590  $ 0.02
                               ===========              ======  ==============              ======

Effect of dilutive securities                  110,437

DILUTED EARNINGS PER SHARE     $3,284,191   46,862,804  $ 0.07  $   1,092,497   46,515,590  $ 0.02
                               ===========              ======  ==============              ======

8.   COMMITMENTS AND CONTINGENCIES

Telco Billing

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

The "Put" feature has been renegotiated and retired. As part of the renegotiated settlement, the Company provided a credit facility of up to $20,000,000 to the former Telco shareholders, collateralized by the stock held by these shareholders, with interest at least 0.25 points higher than the Company's average cost of borrowing. Additional covenants warrant that no more that $1,000,000 can be advanced at any point in time and no advances can be made in excess without allowing at least 30 days operating cash reserves or if the Company is in an uncured default with any of its lenders. At December 31, 2003,
the Company had advanced $4,197,460 under this agreement.   The former Telco
shareholders have been making interest payments on the advances but, as allowed under the agreement, have not made any principal repayments.

In the three month period ended December 31, 2003, the Company and the former Telco shareholders agreed to amend the arrangement whereby the Company will be required to advance only an additional $1,300,000 through April 2004 and the ability to draw on that facility will cease at that time. However, the Company made a commitment in connection with that amendment to begin paying dividends to all of its common stockholders in the fiscal year ended September 30, 2004.

Billing Service Agreements
--------------------------

The Company has entered into a customer billing service agreement with eBillit, Inc. (EBI) also known as PaymentOne. EBI provides billing and collection and related services associated to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. The agreement will automatically renew on September 1, 2005, unless either party gives notice of termination 90 days prior to that renewal date. Under the agreement, EBI bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and EBI fees. If either the Company's transaction volume decreases by 25% from the preceding month, or less than 75% of the traffic is billable to major telephone companies, EBI may at its own
discretion increase the reserves and holdbacks under this agreement.    EBI
handles all billing information and collection of receivables. The Company's cash receipts on trade accounts receivable are dependent upon estimates pertaining to holdbacks and other factors as determined by EBI. EBI may at its own discretion increase the reserves and holdbacks under this agreement.

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

Other
-----

The Company's Board of Directors has committed the Company to pay for the costs of defending a civil action filed against its CEO and Chairman. The action involved a business that the CEO was formerly involved in. The Company and at least one officer had received subpoenas in connection with this matter and the Board believes that it is important to help resolve this matter as soon as possible. The Board action included the payment of legal and other fees for any other officers and directors that may have become involved in this civil action. During the three months ended December 31, 2003, the Company paid costs of approximately $54,000 on behalf of its CEO relative to this matter. The amounts expensed in the current period are presented as compensation expense within general and administrative expenses in the accompanying statement of operations for the three months ended December 31, 2003. The Company believes that all civil actions against the CEO related to this matter have been dismissed or are being dismissed. However, additional legal costs will be incurred to address all matters in finalizing this issue and, at this time, the Company cannot estimate what additional costs may be incurred to continue covering the costs related to this matter, but all such costs shall be deemed to be additional compensation to the CEO.

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

9.   RELATED PARTY TRANSACTIONS

During the three months periods ended December 31, 2003 and 2002, the Company entered into the related party transactions with Board members, officers and affiliated entities as described below:

Directors & Officers
--------------------

Board of Director fees for the three month periods ended December 31, 2003 and 2002 were $20,000 and $40,000 respectively. These amounts are in included in the amounts discussed below.

The CEO, a Subsidiary Officer, a Subsidiary Officer and Corporate Secretary as well as the CFO are paid for their services and those of their respective staffs through separate entities controlled by these individuals who pre-date their association with the Company. The following describes the compensation paid to these entities.

Sunbelt Financial Concepts, Inc.
--------------------------------


Sunbelt Financial Concepts, Inc. ("Sunbelt") provides the services of the Chairman and CEO and his staff to the Company.

Sunbelt provides the strategic and overall planning as well as the operations management to the Company. Sunbelt's team is experienced in all areas of management and administration.

During the three month period ended December 31, 2003, the Company paid a total of approximately $156,000 to Sunbelt. Included in that amount is $105,600 in fees for services rendered by Sunbelt. In addition, the Company paid approximately $54,000 on behalf of the CEO to attorneys for legal fees incurred by Sunbelt related to the personal legal matters discussed in Note 8. Approximately $532,000 of total amounts due Sunbelt remain accrued at December 31, 2003.

Advertising Management & Consulting Services, Inc.
--------------------------------------------------

Advertising Management & Consulting Services, Inc. ("AMCS") provides the services of a Subsidiary Officer, a Director of the Company, and his staff to the Company. AMCS is a marketing and advertising company experienced in designing Direct Marketing Pieces, insuring compliance with regulatory authorities for those pieces and designing new products that can be mass marketed through the mail. AMCS' president is a director of the Company.

The Company outsources the design and testing of its many direct mail pieces to AMCS for a fee. AMCS is also responsible for new products that have been added to the Company's website and is working on new mass-market products to offer the Company's customers.

Total amount paid to this director and AMCS during the three month period ended December 31, 2003 was approximately $187,000. At December 31, 2003, the total amount accrued to AMCS is $92,300.


Advanced Internet Marketing, Inc.
---------------------------------

Advanced Internet Marketing, Inc. ("AIM") provides the services of a Subsidiary Officer, Corporate Secretary and a Director of the Company, and his staff to the Company.

The Company outsources the design and marketing of it's website on the World Wide Web to AIM. AIM's team of designers is experienced in all areas of web design and has created all of the Company's logos and images for branding.

The total amount paid to AIM during the three month period ended December 31, 2003 was approximately $97,000. At December 31, 2003, the total amount accrued to AIM is approximately $81,000.

MAR & Associates
----------------

The services of the Company's Chief Financial Officer and his staff are paid to MAR & Associates ("MAR"). The total amount paid to MAR during the three month period ended December 31, 2003 was $81,400. At December 31, 2003, the total amount accrued to MAR is approximately $61,000.

Other
-----

The Company made additional advances to former Telco shareholders of $2,000,000 during the three month period ended December 31, 2003. Interest earned on these advances was $71,256 for the three months ended December 31, 2003.

Advances to affiliates are summarized as follows at December 31, 2003:

          Morris & Miller     $2,877,399

          Mathew & Markson     1,320,061

                              ----------
                              $4,197,460
                              ==========

On December 22, 2003, the Company entered into an agreement with the former Telco shareholders that terminates the line of credit agreement effective April 9, 2004.

Simple.Net, Inc. ("SN")
-----------------------

The Company had contracted with Simple.Net, Inc. ("SN"), an internet service provider owned by a director of the Company, to provide internet dial-up and
other services to its customers.   SN had sold said services to the Company at
below market rate prices from time to time. During the three month periods ended December 31, 2003 and 2002, the Company paid SN approximately $315,058 and $34,390, respectively for said services. At December 31, 2003, $73,000 due SN was accrued in accounts payable.

In addition, SN paid a monthly fee to the Company for technical support and customer service provided to SN's customers by the Company's employees. The Company charged SN for these services according to a per customer pricing formula:

Customer Service & Management Agreement fees are calculated by number of customer records of SN multiplied by a base cost of $1.02.

Technical Support fees are calculated by number of customer records of SN multiplied by a base cost of 60 cents.

For the three month periods ended December 31, 2003 and 2002, the Company recorded other income of $274,758 and $113,277, respectively, from SN for these services.

On December 29, 2003, we entered into a separation agreement with Simple.Net which becomes effective January 31, 2004. Under this agreement, Simple.Net will no longer provide any services to us. Although the Separation Agreement provides for a 30-day extension until March 2, 2004.

10.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in Arizona. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2003, the Company had bank balances exceeding those insured limits of $899,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. As discussed in Note 4, the net receivable due from a single billing services provider at December 31, 2003 was $8,501,002, net of an allowance for doubtful accounts of $2,986,421. The net receivable from that billing services provider at December 31, 2003, represents approximately 77% of the Company's total net accounts receivable at December 31, 2003.

                              *   *   *   *   *   *

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

     For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2003, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Annual Report.

Forward-Looking  Statements

     This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to: (i) our belief that dilution is not expected to increase at the same rate in the foreseeable future; (ii) our belief that capital expenditures are not expected to increase at the same rate for the foreseeable future (iii) our intention to increase the monthly price to our current customers after such customers have completed six months of advertising at their current monthly price and (iv) our expectation to begin paying a $0.01 per share quarterly dividend.

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
                             -------------------  ----------     ----------
Any information contained on the foregoing websites or any other websites referenced in this Quarterly Report are not a part of this Quarterly Report.

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

     The Internet Advertising Package currently costs the Advertiser $24.95 per month ($21.95 for new Advertisers). As of December 31, 2003, we had signed up approximately 283,064 Internet Advertising Packages and we have gathered Mini-WebPage information on 231,071 IAP's. Currently, this product accounts for over 95% of our revenue.

     Online QuickSite Package(TM) ("QuickSite(TM)"). For those IAP Advertisers that do not have their own website and that desire to provide more information than is offered through the IAP Mini-WebPage, we will design and create an eight page, template-driven, website for the Advertiser, a QuickSite. We charge the Advertiser a set-up fee of $200.00 and an additional $39.95 per month for hosting services for their QuickSite. Once set up, the Advertiser can access their new QuickSite online and make modifications at their discretion. This essentially serves the same function as do display advertisements in the print Yellow Page books, except that it can be changed more often to meet Advertisers' needs. Users can access these QuickSites on the World Wide Web or from the Advertisers Preferred Listing or Mini-WebPage. As of December 31, 2003, we had created and currently host approximately 272 QuickSites.

     Internet Dial-Up Package(TM) ("IDP"). We offer our Internet Advertising customers a cost-effective and efficient Internet dial-up package to take advantage of the benefits offered by on-line access. This allows our Advertisers who do not have Internet access to take full advantage of the IAP and QuickSite packages that we offer. In certain geographical areas, we have offered a bundled product whereby the IAP Advertiser can either pay for the advertising or the IDP, in which case they will receive the other service free. As of December 31, 2003, approximately 47,940 Internet Advertising customers utilize the service without charge. However, we intend to expand and market this package to new Advertisers in the next fiscal year at a cost of $34.95 per month for a bundled product. Those Advertisers that already have the free service will retain their current bundled pricing.

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

     Moreover, we provide additional value through our relationships. We provide the vast majority of the Preferred Listings on a number of competitors' websites, including www.switchboard.com, www.myareaguide.com, as well as on
                    -------------------  -------------------
www.go2.com.  The go2 site has exclusive contracts with providers like Verizon
-----------
Wireless, AT&T Wireless, ALLTEL, Nextel and Sprint to also provide this information to their cellular phone and hand-held device subscribers.

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

Recent Developments

Las Vegas Office

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

Termination of Credit Agreement with Former Telco Shareholders

     On December 22, 2003, the Company entered into an agreement with the former Telco shareholders that terminates the line of credit agreement effective April 9, 2004.

Separation Agreement with Simple.Net

     On December 29, 2003, we entered into a separation agreement with Simple.Net, which becomes effective January 31, 2004. Under this agreement, Simple.Net will no longer provide any services to us. Although the Separation Agreement provides for a 30-day extension until March 2, 2004.

Amendment to 2003 Stock Plan

     On December 31, 2003, The Board of Directors voted to approve an increase in the 2003 Plan from 3,000,000 to 5,000,000 shares. Our stockholders are being asked to approve the increase at the Company's 2004 Annual Meeting of Stockholders.

Future Outlook

     We intend to pursue the following growth strategies and initiatives in fiscal 2004:

     Internet Advertising Package. We currently derive almost all of our revenue from selling IAPs. During fiscal 2003, we continued our direct mail marketing program to acquire additional Internet advertising customers. We regularly solicit potential advertisers from a database of approximately 18 million U.S. businesses. This database is continually updated to account for new or closed businesses, as well as updated contact information. As a result of this program, we have increased our IAP customer count from 168,980 at December 31, 2002 to 283,064 at December 31, 2003. This total represents less than 2% of the total available market of approximately 18 million U.S. businesses according to Acxiom USA. During fiscal 2004 and beyond, we plan to continue aggressively marketing additional IAPs using our direct mail marketing program.

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

     Marketing of QuickSite. Until recently, we have not focused our marketing efforts on the QuickSite service offering. As a part of a test market, we maintained three full time sales people and experimented with less traditional lines of selling, such as through third party agents like EZsitemaster, Inc. Through these efforts, we acquired an immaterial number of QuickSite customers during fiscal 2003. In fiscal 2004, we will continue these efforts, as well as test marketing the use of our direct mail marketing program tailored for this product. We believe that this marketing effort may produce additional revenues.

     Internet Dial-up Package.    We will begin to charge new Advertisers for
our bundled product, consisting of the IAP and IDP, in certain geographical areas. Initially, this bundled product will cost the new Advertiser $34.95 per month, or at least $5 more per month than the IAP alone. This pricing will save the Advertiser approximately 40% over the individual stand alone prices. We believe this offering will enhance revenue by raising the price to the Advertiser for each ISP/IDP sold at very little additional cost to us.

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

Results  Of  Operations

     Net revenue for the three month period ended December 31, 2003, was $13,866,967 compared to $5,505,890 for the three month period ended December 31, 2002, an increase of approximately 152%. This increase in net revenue is primarily the result of two factors: an increase in the number of our IAP Advertisers and an increase in our monthly pricing. These two factors are discussed further below.

     Our IAP Advertiser count increased to 283,064 at December 31, 2003 compared to 168,980 at December 31, 2002, an increase of approximately 68%. Relating to our price increase, we charged $21.95 monthly versus $17.95 previously for new IAP Advertisers. In addition, the monthly charge to existing IAP Advertisers was increased to $24.95 per month upon the first anniversary of their listing. This price increase was instituted on March 20, 2003. As of January 1, 2004, we increased our monthly price for new IAP Advertisers to $29.95. For current customers, we intend to increase their monthly price to $29.95 from their current pricing after such customers have completed six months of advertising at their current monthly price.

     We recently revised the method by which we count our customers. We believe that the new methodology is more accurate and can be more consistently applied to each period. We believe that the disclosure of customer counts including total Activated customers and paying customers provides the most insight into our business.

     Activated customers include those Advertisers that are currently paying for the IAP service, as well as those Advertisers that have signed-up for the IAP service but have not necessarily been billed and begun their payment for the service. Based upon these revisions, we had 283,064 Activated IAP customers at December 31, 2003, 255,376 Activated IAP customers at September 30, 2003, 235,162 Activated IAP customers at June 30, 2003, 222,092, Activated IAP customers at March 31, 2003 and 168,980 Activated IAP customers at December 31, 2002.

     Regarding Paying customers, the Company had 252,915 Paying customers at December 31, 2003, 221,537 Paying customers at September 30, 2003, 167,000 Paying customers at June 30, 2003, 151,173 Paying customers at March 31, 2003 and 137,346 Paying customers at December 31, 2002. The amount and frequency of collections on invoice- billed customers is significantly less than for customers billed on their monthly telephone bill. Therefore, revenue can be negatively impacted if the billing method used to bill a preferred listing customer converts from monthly telephone bill invoicing to direct invoicing. Also, revenue can be negatively impacted by customer requests for refunds and/or cancellations.

     Cost of services for the three month periods ended December 31, 2003 and December 31, 2002 were $4,882,402 and $1,586,585 respectively, an increase of approximately 208%. Cost of services is comprised of billing aggregator dilution expenses, certain direct mailer marketing costs and the amortization of such costs, allowances for bad debt and our billing costs including billing fees charged by our billing aggregators. Dilution expenses include customer credits and any other receivable write-downs. The primary reason our cost of services has continued to increase is due primarily to the previously mentioned increase in IAP customers as well as increased dilution and billing fees resulting from our direct solicitation mailing efforts. Cost of services as a percent of net revenue was approximately 35% for the three months ended December 31, 2003 compared to approximately 29% for the same period in the prior fiscal year.

     These increased costs resulted from the previously mentioned increased customer counts, as well as increased dilution costs resulting from the conversion of direct invoice billed customers to monthly telephone billing. We do not expect such dilution costs to increase at this same rate in the future. Amortization of direct marketing costs included in cost of sales is $1,065,864 for the three months ended December 31, 2003 and $932,816 for the prior year period.

     Gross profits increased to $8,984,565 for the three months ended December 31, 2003 from $3,919,305 for the prior year period. Gross margins decreased to approximately 65% in the three months ended December 31, 2003 compared to approximately 71% in the prior year period.

     General and administrative expense for the three month periods ended December 31, 2003 and December 31, 2002 were $2,790,743 and $1,376,078, respectively, an increase of approximately 102%. General and administrative expenses increased due to an increase in costs and employees relating to our growth in IAP customers, our Quality Assurance and Outbound marketing initiatives as well as an increase in certain officers' compensation relating to employment contracts with such officers. As a percent of net revenue, general and administrative expenses were approximately 20% for the three months ended December 31, 2003 compared to 25% for the comparable period in 2002. The reduction in general and administrative expenses as a percent of net revenue is the result of the leveraging our fixed cost infrastructure over a larger customer base.

     Sales and marketing expenses are primarily the costs associated with our marketing relating to our direct mail solicitations. Sales and marketing expenses for the three month periods ended December 31, 2003 and December 31, 2002 were $1,290,180 and 632,435, respectively, an increase of approximately 104 %. The primary reason for the increase in sales and marketing is due to the Company fully re-instituting its marketing solicitation program and the implementation of new market strategies and modification of direct mail marketing pieces. Such marketing has resulted in the increase in IAP customers cited previously. As discussed in cost of services above, we capitalize certain direct marketing expenses and amortize those costs over an 18 month period based on the customer attrition rates analyzed by the Company. As a percent of net revenues, sales and marketing expenses were approximately 9% and approximately 11% for the three month periods ended December 31, 2003 and 2002, respectively.

     Depreciation and amortization primarily relates to the amortization of the Company's intellectual property and depreciation of equipment. Amortization relating to the capitalization of our direct mail marketing costs is included in cost of sales as discussed previously.

     Depreciation and amortization expense was $196,193 in the three months ended December 31, 2003 compared to $138,932 for the three months ended December 31, 2002. Depreciation and amortization for the three ended December 31, 2003 increased slightly compared to the comparable period in 2002 due to additional purchases of equipment relating to our upgrade in infrastructure in the information technology department, hardware purchased relating to our Quality Assurance and Outbound Marketing initiatives as well as a result of our agreement with OnRamp Access, Inc. to license the YP.Com Uniform Resource Locator ("URL"). Regarding the Company's other intellectual property, the cost of our Yellow-Page.Net URL license was capitalized at $5,000,000. The URL is amortized on an accelerated basis over the twenty-year term of the agreement. Amortization expense on the URL was $82,013 and $91,125 for the three month periods ended December 31, 2003 and December 31, 2002, respectively. Annual amortization expense in future years related to the URL is anticipated to be approximately $250,000-$350,000 As a result of the significant equipment purchases relating to the Company's previously-mentioned infrastructure additions, depreciation expense is expected to be greater in the current year periods compared to the prior year periods. However, we do not anticipate capital expenditures to grow at the same rate in the current fiscal year compared to the prior fiscal year.

     Operating income for the three month period ended December 31, 2003 was $4,707,449 compared to $1,771,860 in the prior year period, an increase of approximately 166%. Operating margins increased to approximately 34% from approximately 32% in the prior year period. The increase in operating income is the result of the increased revenue discussed above and the leveraging of certain fixed expenses over a larger customer base.

     Interest income , net of interest expense for the three month periods ended December 31, 2003 was $71,153. This compares to interest income, net of interest expense, of $720 for the three months ended December 31, 2002. The increase in the interest income, net of interest expense, primarily results from the Company's increased average cash position resulting from the Company's increased profitability as well as increased interest income resulting from the increase in advances to affiliates. We recorded other income of $ $274,758 and $48,906, respectively, for the three month periods ended December 31, 2003 and December 31, 2002.

     The primary components of other income in the current year period is revenue of $221,778 received from Simple.Net, a related party (See Footnote 9 to the Financial Statements) for customer and technical services provided by the Company to Simple.Net. The primary component of other income in the prior year period was $48,906 recorded as a gain on the previously disclosed Van Sickle settlement. Net income before taxes for the three month periods ended December 31, 2003 and December 31, 2002 were $5,053,360 and $1,821,486, respectively, an increase of over 177%. Pre-tax margins increased to approximately 36% in the current period compared to approximately 33% in the prior year period. The increase in pre-tax income is a result of those factors that resulted in the increase in operating income in addition to the increased interest income and other income discussed above.

     The income tax provision was $1,768,675 in the three months ended December 31, 2003 compared to 728,594 in the prior year period. The increase in the income tax provision is the result of our increased profitability in current year period compared to the previous year period.

     Net income for the three month periods ended December 31, 2003 and December 31, 2002 were $3,284,685, or $0.07 per diluted share, and $1,092,892, or $0.02 per diluted share, respectively, an increase in net income of over 200%. In the three month period ended December 31, 2003 compared to the comparable period in 2002, net income increased primarily due to the increase in IAP customers cited above with a less than corresponding increase in the expenses to service such customers due to nature of certain fixed infrastructure expenses which do not necessarily increase as revenues increase offset by costs incurred relating to the previously cited infrastructure additions. Net income as a percent of net revenues for the three months ended December 31, 2003 was approximately 24% compared to approximately 20% for the comparable prior year period. The increase in the net margin is the result of the leveraging of certain fixed expenses over a larger customer base in the current year period.

Liquidity And Capital Resources

     Net cash provided by operating activities for the three-month period ended December 31, 2003, was $867,008 compared to $700,104 for the three-month period ended December 31, 2002. The increase in cash generated from operations is primarily due to a significant increase in net income and corresponding income tax payable resulting from an increase in IAP customers offset by an increase in the accounts receivable balance from such growth and funds expended for mailings related to the Company's marketing efforts.

     We had working capital of $8,087,290 as of December 31, 2003 compared to $3,964,798 as of December 30, 2002. The increase is due primarily to increases in cash of $266,626, accounts receivable of $5,657,656 and deferred taxes of $1,382,867 offset by increases in accrued liabilities of $1,125,822 and income taxes payable of $2,257,746. Cash used in investing activities was $2,089,698 for the three-month period ended December 31, 2003. The primary component of cash used was advances to affiliates of $2,000,000. As previously disclosed and discussed below, advances to affiliates are expected to cease in Fiscal 2004. We intend to institute a quarterly $0.01 per share dividend on our common stock at that time. This compares to the three-month period ended December 31, 2002, where cash used of $270,680 consisted primarily of purchases of equipment of $163,919 and lower advances to affiliates of $100,000. There was no cash used or provided by financing activities for the three-month period ended December 31, 2003, compared to cash used in financing activities of $307,000 for the three-month period ended December 31, 2002. The cash used represents total payments of $454,000 to reduce the principal balances of our outstanding debt reduced by financing of $147,000 under the Company's trade acceptance draft program with AcTrade Financial Technologies, Ltd. ("AcTrade"). In the past, the Company has borrowed from two credit facilities. These credit facilities are maintained primarily for safety and security back-up purposes as our cash flow is generally more than sufficient to maintain and grow the business. In Fiscal 2003, we established a Trade Acceptance Draft program with AcTrade, which enables us to borrow up to $150,000. A trade acceptance draft ("TAD") is a draft signed by us and made payable to the order of a vendor providing us services. AcTrade provides payment to the vendor and collects from us the amount advanced to the vendor (plus interest) under extended payment terms, generally 30, 60 or 90 days. When used, we pay a rate of one percent per month of the amount of the TAD. There is no term to the agreement with AcTrade and either party may terminate the agreement at any time.

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

     We incurred debt in the acquisition of the license right to the Yellow-Page.Net URL. A total of $5,000,000 was borrowed, $2,000,000 from Joseph and Helen Van Sickle, $1,000,000 from our shareholders and $2,000,000 as a Note from Mathew & Markson Ltd. We had dedicated payments in the amount of $100,000 per month for the payment of the Van Sickle note, which was paid in full in early Fiscal 2003. The original note has been paid in full while a balance of $115,866 remains on another note to Mathew & Markson.

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

     We market our products primarily through the use of direct mailers to businesses throughout the United States. We generally pay for these marketing costs when incurred and amortize the costs of direct-response advertising on a straight-line basis over eighteen months. The amortization lives are based on estimated attrition rates. During the three months ended December 31, 2003, we paid $ 1,284,770 in advertising and marketing compared to $983,810 in the prior year period. We anticipate the outlays for direct-response advertising to remain consistent over the next year.

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

     $275,000 on January 30, 2004
     $300,000 on February 27, 2004
     $500,000 on March 31, 2004

     Sufficient funds to pay 3 years interest on April 9, 2004

     Mathew and Markson, Ltd.

     $50,000 on January 30, 2004
     $100,000 on February 27, 2004
     $75,000 on March 31, 2004
     Sufficient funds to pay 3 years interest on April 9, 2004

     The Company expects to begin paying a $0.01 per share dividend each quarter after the above-described advances have been fully paid.

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

     -    the actions of our competitors;

     - the timing of billing and receipt of amounts from LEC's may vary, such that billing and revenues may fall into the subsequent fiscal quarter;

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

     We also are dependent upon our billing aggregators to efficiently bill and collect monies from the LEC's relating to the LEC's billing and collection of our monthly charges from Advertisers. We currently have agreements with two billing aggregators and are currently in the process of negotiating an agreement with an additional billing aggregator. Any disruption in our billing aggregators' ability to perform these functions could adversely affect our financial condition and results of operations

     WE FACE INTENSE COMPETITION, INCLUDING FROM COMPANIES WITH GREATER RESOURCES. THIS COMPETITIVE PRESSURE COULD LEAD TO CONTINUED DECREASES IN OUR REVENUES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS. Several companies currently market yellow-page services that directly compete with our services and products, including Yahoo and Microsoft. For several reasons, we may not compete effectively with existing and potential competitors. These reasons may include:

     - Some competitors have greater financial resources and are in better financial condition than us;

     - Some competitors have more extensive marketing and customer service and support capabilities;

     - Some competitors may supply a broader range of services, enabling them to serve more or all of their customers' needs. This could limit sales for us and strengthen existing relationships that competitors have with customers, including our current and potential customers;

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

ITEM 3   CONTROLS AND PROCEDURES

     Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-QSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

     The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Based on their review and evaluation as of a date within 45 days of the filing of this Form 10-QSB, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

Items 1-5 are not applicable and have been omitted.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K UPDATE

(a) The following exhibits are either attached hereto or incorporated herein by reference as indicated:


Exhibit
-------
Number                 Description
-------                -----------

     10    Amended and Restated YP.Net, Inc.
           2003 Stock Plan

     31    Certification pursuant to SEC Release
           No. 33-8238, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act
           of 2002

     32    Certification pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act
           of 2002


(b) The Registrant filed the following Current Reports on Form 8-K during the three-month period covered by this Quarterly Report:

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

     - On December 31, 2003, the Company filed a Current Report on Form 8-K attaching a press release concerning the Company's earnings and results of operations for the Company's fiscal year ended September 30, 2003.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YP.NET, INC.

Dated:  February 11, 2004          /s/  Angelo Tullo
                                   -----------------

                                   Angelo Tullo, Chairman of the Board and
                                   Chief Executive Officer (Principal
                                   Executive Officer)


Dated:  February 11, 2004          /s/  David Iannini
                                   ------------------
                                   David Iannini, Chief Financial Officer
                                   (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
-------
Number                 Description
-------                -----------

     10    Amended and Restated YP.Net, Inc.
           2003 Stock Plan

     31    Certification pursuant to SEC Release
           No. 33-8238, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act
           of 2002

     32    Certification pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act
           of 2002