Form 10QSB
period 2004-03-31
YP CORP
filed 2004-05-13
CIK 1045742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

     For the transition period from _____________ to _______________

     Commission File Number 0-24217

                                    YP CORP.
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

                                  YP.NET, INC.
                                  (Former Name)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of the issuer's common equity outstanding as of May 11, 2004 was 48,874,302 shares of common stock, par value $.001.

     Transitional Small Business Disclosure Format (check one):

     Yes        No  X
         ---       ---

                           INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                     PART I.
                              FINANCIAL INFORMATION

                                                                       Page
Item 1.  Financial  Statements

         Consolidated Balance Sheet
           as of March 31, 2004 . . . . . . . . . . . . . . . . . . .     3
         Consolidated Statements of Operations
           for the Three and Six Month Periods
           Ended March 31, 2004 and March 31, 2003. . . . . . . . . .     4
         Consolidated  Statements  of  Cash  Flows
           for the Six month periods ended March 31,
           2004 and March 31, 2003. . . . . . . . . . . . . . . . . .     5
         Notes to the Consolidated Financial Statements . . . . . . .     7

Item 2.  Management's Discussion and Analysis . . . . . . . . . . . .    19

Item 3.  Controls  and  Procedures. . . . . . . . . . . . . . . . . .    43

                                     PART II
                                OTHER INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . .    44

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                           YP CORP.
                             UNAUDITED CONSOLIDATED BALANCE SHEET
                                      AS OF MARCH 31, 2004
ASSETS:

CURRENT ASSETS
   Cash and equivalents                                                               $ 2,242,002
   Accounts receivable, net of allowance for doubtful accounts of $5,193,394           13,231,132
   Prepaid expenses and other current assets                                              306,815
   Deferred tax asset                                                                   1,375,329
                                                                                      ------------
      Total current assets                                                             17,155,278

ACCOUNTS RECEIVABLE, long term portion, net of allowance
      for doubtful accounts of $359,203                                                 1,022,348

CUSTOMER ACQUISITION COSTS, net of accumulated amortization of $2,297,854               3,745,788

PROPERTY AND EQUIPMENT, net                                                               763,603

DEPOSITS AND OTHER ASSETS                                                                 113,310

INTELLECTUAL PROPERTY- URL, net of accumulated amortization of $2,100,460               3,432,638

ADVANCES TO AFFILIATES                                                                  5,003,962
                                                                                      ------------
    TOTAL ASSETS                                                                      $31,236,927
                                                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                                   $   822,474
   Accrued liabilities                                                                  1,994,232
   Notes payable- current portion                                                         115,868
   Income taxes payable                                                                 4,155,425
                                                                                      ------------
      Total current liabilities                                                         7,087,999

DEFERRED INCOME TAXES                                                                      40,518
                                                                                      ------------
      Total liabilities                                                                 7,128,517
                                                                                      ------------

STOCKHOLDERS' EQUITY:
   Series E convertible preferred stock, $.001 par value, 200,000 shares authorized,
        131,840 issued and outstanding, liquidation preference $39,552                     11,206
   Common stock, $.001 par value, 100,000,000 shares authorized,
        55,580,136 issued, 48,874,302 outstanding                                          48,874
   Paid in capital                                                                      9,751,126
   Deferred stock compensation                                                         (4,032,024)
   Treasury stock at cost                                                                (690,306)
   Retained earnings                                                                   19,019,534
                                                                                      ------------
      Total stockholders' equity                                                       24,108,410
                                                                                      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $31,236,927
                                                                                      ============

               See the accompanying notes to these unaudited financial statements


                                                   YP CORP.
                                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE AND SIX MONTH PERIODS  ENDED MARCH 31, 2004 AND MARCH 31, 2003

                                             Three Months       Six Months       Three Months       Six Months
                                                Ended             Ended             Ended             Ended
                                            March 31, 2004    March 31, 2004    March 31, 2003    March 31, 2003
                                           ----------------  ----------------  ----------------  ----------------

NET REVENUES                               $    16,394,853   $    30,261,820   $     6,849,044   $    12,590,499
                                           ----------------  ----------------  ----------------  ----------------

OPERATING EXPENSES:
     Cost of services                            6,618,537        11,500,939         1,848,966         3,671,116
     General and administrative expenses         3,134,522         5,925,265         1,666,108         3,042,186
     Sales and marketing expenses                1,428,210         2,718,390           862,939         1,495,374
     Depreciation and amortization                 199,719           395,912           159,306           298,238
                                                                                                 ----------------
         Total operating expenses               11,380,988        20,540,506         4,537,319         8,506,914
                                           ----------------  ----------------  ----------------  ----------------

OPERATING INCOME                                 5,013,865         9,721,314         2,311,725         4,083,585
                                           ----------------  ----------------  ----------------  ----------------

OTHER (INCOME) AND EXPENSES
     Interest (income) expense                     (78,545)         (149,698)          (12,069)          (12,789)
     Other (income) expense                        (71,395)         (346,153)         (180,980)         (229,886)
                                           ----------------  ----------------  ----------------  ----------------

     Total other (income)expense                  (149,940)         (495,851)         (193,049)         (242,675)
                                           ----------------  ----------------  ----------------  ----------------

INCOME BEFORE INCOME TAXES                       5,163,805        10,217,165         2,504,774         4,326,260

INCOME TAX  PROVISION (BENEFIT)                  1,815,206         3,583,881           999,853         1,728,447
                                           ----------------  ----------------  ----------------  ----------------

NET INCOME                                 $     3,348,599   $     6,633,284   $     1,504,921   $     2,597,813
                                           ================  ================  ================  ================

NET INCOME PER SHARE:
  Basic                                    $          0.07   $          0.14   $          0.03   $          0.06
                                           ================  ================  ================  ================

  Diluted                                  $          0.07   $          0.14   $          0.03   $          0.06
                                           ================  ================  ================  ================

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING:
  Basic                                         46,946,458        46,904,402        43,271,333        42,011,711
                                           ================  ================  ================  ================

  Diluted                                       48,145,140        47,640,118        43,271,333        42,011,711
                                           ================  ================  ================  ================

                       See the accompanying notes to these unaudited financial statements

                                           YP CORP.
                        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2004 AND MARCH 31, 2003

                                                               SIX MONTHS        SIX MONTHS
                                                                 ENDED             ENDED
CASH FLOWS FROM OPERATING ACTIVITIES:                        MARCH 31, 2004    MARCH 31, 2003
                                                            ----------------  ----------------
  Net income                                                $     6,633,284   $     2,597,813
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                     395,912           298,238
  Income recognized on forgiveness of debt                                -           (45,362)
  Loss on disposal of fixed assets                                   36,932                 -
  Amortization of deferred stock compensation                       503,071                 -
  Deferred income taxes                                              37,962           155,176
  Officers & consultants paid common stock                                -           453,750
  Common stock surrendered                                                -          (160,979)
  Changes in assets and liabilities:
    Trade and other accounts receivable                          (5,801,351)       (2,283,431)
    Customer acquisition costs                                     (502,547)       (1,218,660)
    Prepaid and other current assets                               (152,539)         (113,628)
    Other assets                                                     35,000            52,096
    Receivable from affiliate                                             -          (110,121)
    Accounts payable                                                394,051           148,684
    Accrued liabilities                                             (72,743)         (105,603)
    Due to affiliates                                                     -            14,017
    Income taxes payable                                          1,466,113         1,573,273
                                                            ----------------  ----------------
          Net cash  provided by operating activities              2,973,145         1,255,263
                                                            ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances made to affiliates and related parties                (2,725,000)         (400,000)
  Purchases of  intellectual property                              (151,863)           (6,761)
  Purchases of  equipment                                          (233,128)         (469,548)
                                                            ----------------  ----------------
          Net cash (used in)  investing activities               (3,109,991)         (876,309)
                                                            ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                      -           147,000
  Principal repayments on notes payable                                   -          (454,000)
                                                            ----------------  ----------------
          Net cash (used)/provided by financing activities                -          (307,000)
                                                            ----------------  ----------------

(DECREASE) INCREASE IN CASH                                        (136,846)           71,954

CASH, BEGINNING OF PERIOD                                         2,378,848           767,108
                                                            ----------------  ----------------

CASH, END OF PERIOD                                         $     2,242,002   $       839,062
                                                            ================  ================

               See the accompanying notes to these unaudited financial statements

                                    YP CORP.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE SIX MONTH PERIODS ENDED MARCH 31, 2004 AND MARCH 31, 2003, continued

SUPPLEMENTAL CASH FLOW INFORMATION:

                                 Six month        Six month
                               period ended     period ended
                              March 31, 2004   March 31, 2003
                              ---------------  ---------------
Interest Paid                 $             -  $         9,545
                              ===============  ===============

       See the accompanying notes to these unaudited financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIODS  ENDED MARCH 31, 2004 AND MARCH 31, 2003

1.   Basis of Presentation

The accompanying unaudited financial statements represent the consolidated financial position of YP Corp. f/k/a YP.Net, Inc. ("the Company") for the three and six month periods ended March 31, 2004, and March 31, 2003, which includes results of operations of the Company, Telco Billing, Inc. ("Telco") and Telco of Canada, Inc, its wholly owned subsidiaries, and statement of cash flows for the six month periods ended March 31, 2004 and March 31, 2003. These statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made.

2.   Company Organization and Operations

YP Corp. f/k/a YP.Net, Inc., a Nevada corporation (the "Company," "we," "us," or "our"), is in the business of providing Internet-based Yellow Page advertising space on or through www.Yellow-Page.Net, www.YP.Net and www.YP.com. Subsequent
                    -------------------  ----------
to March 31, 2004, the Company changed its name from "YP. Net, Inc." to "YP
Corp."

The Company's "yellow page" database lists approximately 18 million businesses throughout the United States. Our website enables internet users to search through these "yellow page" listings and is used by businesses and consumers attempting to locate a business and/or service provider in response to a user's specific search criteria.

As our primary source of revenue, we offer a Mini-Webpage(TM) to businesses for a monthly fee. The Mini-Webpage(TM) provides a business with a priority placement listing over non-paying listings and is displayed in a bigger and bolder font at the beginning of, or in the first section of the user's search results - thus featuring our paying customers more prominently to user's of our website. In addition, our paying customers get a Mini-Webpage(TM) which includes a 40-word description of their business, their hours of operation and other useful information, a direct link to the paying customers website, (if they have one and it is provided by the advertiser), map, driving directions to the paying customers location and more. We market for advertisers for this Internet Advertising Package ("IAP"), under the name "Yellow-Page.Net, exclusively to businesses through a direct mail solicitation program. The solicitation includes a promotional incentive (i.e. generally a $3.25 check) which, if cashed by the business, automatically signs the business up for the IAP service for an initial twelve month period with automatic renewals thereafter. This easy subscription process provides a written confirmation (i.e., the check) of the subscription by the newly subscribing business, which is verified by an independent third party (i.e., the paying customers depositing bank). To additionally insure the intention of sign-up, the Company then mails a written confirmation card to the newly subscribing business generally within 30 days from activation. The Company also provides a 120-day cancellation period whereby the subscribing business may cancel and receive a full refund of any amounts paid to the Company.

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

In April 2004, we again amended our Articles of Incorporation to change our name to YP Corp.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents:  This includes all short-term highly liquid
--------------------------
investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At March 31, 2004, cash deposits exceeded those insured limits by $1,964,000.

Principles of Consolidation: The consolidated financial statements include the
----------------------------
accounts of the Company and its wholly owned subsidiaries, Telco Billing, Inc. and Telco of Canada, Inc. All significant intercompany accounts and transactions are eliminated.

Customer Acquisition Costs:  These costs represent the direct response marketing
---------------------------
costs that are incurred as the primary method by which customers subscribe to the Company's services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eighteen months, the estimated average period of retention for new customers. The Company capitalized costs of $1,437,093 and $2,721,862 and $1,358,902 and $2,342,712 during the three and six months ended March 31, 2004 and March 31, 2003, respectively. The Company amortized $1,214,236 and $2,280,100 and $640,996 and 1,124,049 of total capitalized costs during the three and six months ended March 31, 2004 and March 31, 2003, respectively.

The Company also incurs advertising costs that are not considered direct-response advertising. These other advertising costs are expensed when incurred. These advertising expenses were $213,975 and $438,291 and $221,941 and $377,322 for the three and six months ended March 31, 2004 and March 31, 2003, respectively.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after March 31, 2003. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company's financial statements. See Note 10.

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

PaymentOne, Inc. f/k/a eBillit, Inc. ("PaymentOne") provides the majority of the Company's billings, collections, and related services. The net receivable due from PaymentOne at March 31, 2004 was $10,265,000, net of an allowance for doubtful accounts of $3,998,000. The net receivable from PaymentOne at March 31, 2004, represents approximately 72% of the Company's total net accounts receivable at March 31, 2004.

Subscription receivables that are directly billed by the Company are valued and reported at the estimated future collection amount. Determining the expected collections requires an estimation of both uncollectible accounts and refunds. Subscriptions receivable at March 31, 2004 was $133,451, net of allowance for doubtful accounts of $46,820.

Accounts receivable at March 31, 2004 is summarized as follows:

                                        Current    Long-Term      Total
                                      -----------  ----------  -----------
     Gross accounts receivable        $18,424,526  $1,381,551  $19,806,077
     Allowance for doubtful accounts    5,193,394     359,203    5,552,597
                                      -----------  ----------  -----------
                                      $13,231,132  $1,022,348  $14,253,480
                                      ===========  ==========  ===========

Certain receivables have been classified as long-term because the Company's collection experience with those receivables has historically extended beyond one year.

5.   INTELLECTUAL PROPERTY AND OTHER INTANGIBLE ASSETS

The URL is recorded at its cost net of accumulated amortization. Management believes that the Company's business is dependent on its ability to utilize this URL given the recognition of the Yellow page term. Also, its current customer
                                 -----------
base relies on the recognition of this term and URL as a basis for maintaining the subscriptions to the Company's service. Management believes that the current revenue and cash flow generated through use of Yellow-page.net supports
                                                       ---------------
the carrying of the asset.  The Company
periodically analyzes the carrying value of this asset to determine if impairment has occurred. No such impairments were identified during the year ended September 30, 2003 or the six months ended March 31, 2004. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $82,000 and $164,000 for the three and six months ended March 31, 2004, respectively.

Additionally, the Company has capitalized costs of other intangible assets such as web site development costs and other URL's. These assets are recorded at cost net of accumulated amortization. At March 31, 2004, the net recorded balance was approximately $414,000, net of accumulated amortization of approximately $110,000. Amortization expense on these assets was approximately $39,000 and $68,000 for the three and six months ended March 31, 2004.

6.   PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income  taxes  for three and six months ended March 31 is summarized as follows:

                                  Three                    Three
                                  Months    Six Months     Months    Six Months
                                  Ended        Ended       Ended        Ended
                                March 31,    March 31,   March 31,    March 31,
                                   2004        2004         2003        2003
                                ----------  -----------  ----------  -----------
     Current Provision          $1,563,074  $ 3,015,316  $  888,889  $ 1,576,233
     Deferred (Benefit)
     Provision                     252,132      568,565     110,964      152,214
                                ----------  -----------  ----------  -----------
     Net income tax provision   $1,815,206  $ 3,583,881  $  999,853  $ 1,728,447
                                ==========  ===========  ==========  ===========

During the year ended September 30, 2003, the Company expanded certain operations and revenue generating assets in Nevada where there are no corporate income taxes thereby reducing the statutory rate used for state income taxes.

At March 31, 2004, deferred income tax assets related to differences in book and tax bases of accounts receivable, direct marketing costs and intangible assets.

At March 31, 2004 deferred tax liabilities were comprised of differences in book and tax bases of customer acquisition costs and property and equipment respectively.

7.   NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the three and six months ended March 31, 2004 and March 31, 2003, respectively. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were $494 and $989 in preferred stock dividends the three and six months ended March 31, 2004. Warrants to purchase 500,000 shares of common stock were included in the calculation for the three and six months ended and March 31, 2003. The exercise price of those warrants was greater than the trading value of the common stock and therefore inclusion of such would be anti-dilutive. Also excluded from the calculation for the three and six months ended March 31, 2004 and 2003 were 131,840 shares of Series E Convertible Preferred Stock issued during the year ended September 30, 2002, which are considered anti-dilutive due to the cash payment required by the holders of the securities at the time of conversion. The dilutive effect of unvested restricted stock awards and certain warrants are included in the calculation of diluted earnings per share for the three and six month periods ended March 31, 2004. Excluded from the calculation of diluted earnings per share for the six month period ended March 31, 2004 are warrants to purchase 125,000 shares of common stock and unvested restricted stock awards totaling 240,000 shares. The securities are excluded from the calculation because their inclusion would be anti-dilutive.

The following presents the computation of basic and diluted loss per share from continuing operations for the three months and six months ended March 31, 2004:

                                           Three
                                           Months                          Six Months
                                           Ended                              Ended
                                          March 31,                        March 31,
                                            2004                              2004

                                                                   Per                               Per
                                           Income       Shares    Share      Income       Shares    share
                                         -----------  ----------  ------  ------------  ----------  ------
Net  Income                              $3,348,599                       $ 6,633,284
Preferred stock dividends                      (494)                             (989)
                                         -----------                      ------------
Income available to common
  Stockholders                           $3,348,105                       $ 6,632,295
                                         ===========                      ============
BASIC EARNINGS PER SHARE:

Income available to common stockholders
                                         $3,348,105   46,946,458  $ 0.07  $ 6,632,295   46,904,402  $ 0.14
                                         -----------  ----------  ------  ------------  ----------  ------
Effect of dilutive securities

  Warrants                                               207,796       -                   126,977
  Unvested restricted stock awards                       990,886       -                   608,739
  Preferred stock dividend                      494                               989
                                         -----------  ----------  ------  ------------  ----------  ------
DILUTED EARNINGS PER SHARE               $3,348,599   48,145,140  $ 0.07  $ 6,633,284   47,640,118  $ 0.14
                                         ===========  ==========  ======  ============  ==========  ======

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

The "Put" feature has been renegotiated and retired. As part of the renegotiated settlement, the Company provided a credit facility of up to $20,000,000 to the former Telco shareholders, collateralized by the stock held by these shareholders, with interest at least 0.25 points higher than the Company's average cost of borrowing. Additional covenants warrant that no more that $1,000,000 can be advanced at any point in time and no advances can be made in excess without allowing at least 30 days operating cash reserves or if the Company is in an uncured default with any of its lenders. At March 31, 2004,
the Company had advanced approximately $4,851,000 under this agreement.   The
former Telco shareholders have not made any interest or principal payments in the three months ended March 31, 2004.

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

Billing Service Agreements
--------------------------

The Company has entered into a customer billing service agreement with PaymentOne, Inc. f/k/a eBillit, Inc. ("PaymentOne"). PaymentOne provides billing and collection and related services associated to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. The agreement will automatically renew on September 1, 2005, unless either party gives notice of termination 90 days prior to that renewal date. Under the agreement, PaymentOne bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and PaymentOne fees. If either the Company's transaction volume decreases by 25% from the preceding month, or less than 75% of the traffic is billable to major telephone companies, PaymentOne may at its own discretion increase the reserves
and holdbacks under this agreement.    PaymentOne handles all billing
information and collection of receivables. The Company's cash receipts on trade accounts receivable are dependent upon estimates pertaining to holdbacks and other factors as determined by PaymentOne. PaymentOne may at its own discretion increase the reserves and holdbacks under this agreement.

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

Other
-----

The Company's Board of Directors has committed the Company to pay for the costs of defending a civil action filed against its CEO and Chairman. The action involved a business that the CEO was formerly involved in. The Company and at least one officer had received subpoenas in connection with this matter and the Board believes that it is important to help resolve this matter as soon as possible. The Board action included the payment of legal and other fees for any other officers and directors that may have become involved in this civil action. During the three and six months ended March 31, 2004, the Company paid costs of approximately $32,000 and $56,000, respectively, on behalf of its CEO relative to this matter. The amounts expensed in the current period are presented as compensation expense within general and administrative expenses in the accompanying statement of operations for the three and six months ended March 31, 2004. The Company believes that all civil actions against the CEO related to this matter have been dismissed or are being dismissed. However, additional legal costs will be incurred to address all matters in finalizing this issue and, at this time, the Company cannot estimate what additional costs may be incurred to continue covering the costs related to this matter, but all such costs shall be deemed to be additional compensation to the CEO.

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

Subsequent to March 31, 2004, the Company entered into a $1 million one year renewable revolving credit facility agreement with a lending institution. The terms of the agreement require interest only payments on the outstanding balance at the per annum rate of the one month LIBOR plus 3%. Outstanding advances are secured by all existing and acquired tangible and intangible assets of the Company located in the United States.

9.   RELATED PARTY TRANSACTIONS

During the three and six month periods ended March 31, 2004 and 2003, the Company entered into the related party transactions with Board members, officers and affiliated entities as described below:

Directors & Officers
--------------------

Board of Director fees for the three and six month periods ended March 31, 2004 were $40,000 and $60,000, respectively. These amounts are included in the amounts discussed below.

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

During the three and six month periods ended March 31, 2004, the Company paid a total of approximately $133,000 and $289,000 to Sunbelt. In addition, during the three and six month periods ended March 31, 2004, the Company paid approximately $32,000 and $86,000 on behalf of the CEO to attorneys for legal fees incurred by Sunbelt related to the personal legal matters discussed in
Note 8. Approximately $625,000 of total amounts due Sunbelt remain accrued at March 31, 2004.

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

Total amount paid to this director and AMCS during the three and six month periods ended March 31, 2004 was approximately $110,000 and $297,000, respectively. At March 31, 2004, the total amount accrued to AMCS was approximately $119,000.

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

The total amount paid to AIM during the three and six month periods ended March 31, 2004 was approximately $67,000 and $164,000, respectively. At March 31, 2004, the total amount accrued to AIM is approximately $96,000.

MAR & Associates
----------------

The compensation for services of the Company's Chief Financial Officer are paid to MAR & Associates ("MAR"). The total amount paid to MAR and the CFO during the three and six month periods ended March 31, 2004 was approximately $66,000 and $147,000, respectively. At March 31, 2004, the total amount accrued to MAR was approximately $29,000.

Other
-----

The Company made additional advances to former Telco shareholders of $2,725,000 and $4,725,000 during the three and six month periods ended March 31, 2004. Interest earned on these advances was approximately $82,000 and $153,000 for the three and six month periods ended March 31, 2004.

Advances to affiliates are summarized as follows at March 31, 2004:

            Morris & Miller           $3,511,108

           Mathew & Markson            1,492,854
                                      ----------
Total                                 $5,003,962
                                      ==========

On December 22, 2003, the Company entered into an agreement with the former Telco shareholders that terminated the line of credit agreement effective April 9, 2004 (Note 8).

Simple.Net, Inc. ("SN")
-----------------------

The Company had contracted with Simple.Net, Inc. ("SN"), an internet service provider owned by a director of the Company, to provide internet dial-up and
other services to its customers.   SN had sold said services to the Company at
below market rate prices from time to time. During the three and six month periods ended March 31, 2004, the Company recorded expense of approximately $107,000 and $422,000, respectively for said services. At March 31, 2004, $37,000 net due to SN was accrued in accounts payable.

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

For the three and six month periods ended March 31, 2004, the Company recorded other income of approximately $66,000 and $288,000, respectively, from SN for these services.

On December 29, 2003, we entered into a separation agreement with Simple.Net which becomes effective January 31, 2004. Under this agreement, Simple.Net will no longer provide any services to us, although the Separation Agreement provided for a 30-day extension until March 2, 2004.

10.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in Arizona. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2004, the Company had bank balances exceeding those insured limits of $899,000. Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. As discussed in Note 4, the net receivable due from a single billing services provider at March 31, 2004 was $10,265,000, net of an allowance for doubtful accounts of $3,998,000. The net receivable from that billing services provider at March 31, 2004, represents approximately 72% of the Company's total net accounts receivable at March 31, 2004.

As discussed in Note 9, the Company has advanced a net amount of $5,003,962 to an affiliate. That amount is receivable from the affiliate at March 31, 2004. The Company has a receivable for that amount which earns interest at 8% and is payable in April 2007. The receivable is collateralized by shares of the Company's common stock held by the affiliate.

                         *     *     *     *     *     *

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

     For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.

Forward-Looking  Statements

     This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's: (i) belief that the increase in ACH billing will continue and escalate; (ii) expectation that the recent increase in dilution will be reduced to more normal levels over the next few quarters; and (iii) anticipation that capital expenditures will not grow at the same rate in future fiscal periods compared to the prior fiscal year.

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

Executive  Overview

     Business Summary

     We use a business model similar to print Yellow Page publishers. We publish basic directory listings, free of charge, exclusively on the Internet. Like Yellow Page publishers, we generate virtually all of our revenues from those advertisers that desire increased exposure for their businesses by purchasing our Internet Advertising Package(TM), or IAP. Our basic listings contain the business name, address and phone number for almost 18 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format.

     To generate revenues, certain advertisers pay us a monthly fee for our IAP in the same manner that advertisers pay additional fees to traditional print Yellow Page providers for enhanced advertisement font, location or display. The IAP includes, Mini-Webpage(TM), map directions, a toll-free calling feature, a link to the advertiser's own webpage and, at no additional charge, a priority or preferred placement on our website. The users of our website(s) are prospective IAP advertisers for our advertisers.

     We also offer other ancillary services and products that currently account for less than 5% of our revenue. These ancillary services and products include website design and hosting, and dial-up Internet access.

     Sales and Marketing

     We employ a direct mail marketing program to solicit our IAP advertisers. Currently, our direct mail marketing program includes a promotional incentive in the form of a $3.25 activation check that a solicited business simply deposits with its bank to activate the service and become an IAP advertiser on a monthly basis. As a method of third-party verification, the potential IAP advertiser's bank verifies that the depositing party is in fact the solicited business. Upon notice of activation by the IAP advertiser's bank, we contact the business to confirm the order. Within 30 days of activation, we also send a confirmation card to the business. We offer a cancellation period of 120 days with a full refund. Our direct mail marketing program complies with and, in many instances, exceeds the United States Federal Trade Commission, or "FTC," requirements as established by an agreement between our company and the FTC.

     IAP advertisers

     In September 2003, we revised the method by which we count our IAP advertisers. We now differentiate between "paying IAP advertisers" and "activated IAP advertisers." Paying IAP advertisers, as the name implies, are those advertisers that are actually currently paying for the IAP service. The terms activated IAP advertisers or activated advertisers are broader and more inclusive terms. They include those advertisers that are currently paying for the IAP service, as well as those advertisers that either have signed-up for the IAP service but have not yet been billed or have been billed but have not yet remitted to us their fees.

     We believe that the new methodology is more accurate and can be more consistently applied to each period. We also believe that tracking and disclosing the numbers of our activated IAP advertisers, in addition to our paying IAP advertisers, provides greater clarity into our business by providing an indication or forecast of how many activated IAP advertisers may eventually become paying IAP advertisers. Our average retention rate for paying IAP advertisers is approximately 29 months, which, in turn, approaches the average operating life expectancy of 36 months for a small business in the U.S., according to the U.S. Small Business Administration.

     Methods of Billing

     We bill most of our IAP advertisers on their local telephone bill through their Local Exchange Carrier, or "LEC." We are one of only a few independent Internet advertisers that are permitted to utilize this unique and cost-efficient method of billing. By billing our IAP advertisers on their local telephone bill, we believe we are able to realize a greater average rate of collection than direct invoice-billing. The amount and frequency of collections on invoice-billed IAP advertisers historically has been significantly lower than for IAP advertisers billed on their monthly telephone bill. Accordingly, our revenues can be negatively impacted if the billing method used to bill a IAP advertiser converts from monthly telephone bill invoicing to direct invoicing.

     We are not permitted to bill our IAP advertisers through Competitive Local Exchange Carriers, or CLECs. Recently, the CLEC's have been participating in providing local telephone services to IAP advertisers at an increasing rate. We have begun to address this problem and we are implementing data filters to reduce the effects of the CLEC's. We have also sought other billing methods to reduce the adverse effects of the CLEC billings, including Automated Clearing House, or ACH, which is direct debit from the IAP advertiser's bank account. and credit cards. ACH billing now accounts for approximately 12% of our total billings and has reduced our dependency on LEC billing. We expect this trend to continue and escalate.

     Accounting Policies and Procedures

     We bill our services monthly and recognize revenue for services billed in that month. We utilize outside billing companies, or billing aggregators, to transmit billing data, much of which is forwarded to the LECs for inclusion on the IAP advertiser's monthly local telephone bill. Because we have a 120-day cancellation policy on new advertiser sign-ups, we accrue for such refunds as a liability and net such anticipated refunds against revenue to report a net revenue number in our financial statements.

     The billing aggregators and, subsequently, the LECs, filter all billings that we submit to them. We recognize as revenue and accounts receivable the net billings accepted by the LECs. The billing aggregators remit payments to us on the basis of cash that the billing aggregators ultimately receive from the LECs. The billing aggregators and LECs charge fees for their services, which generally are 3% to 7% each on a monthly basis. These fees, in turn, are netted against the gross accounts receivable balance. The billing aggregators and LECs also apply holdbacks to the remittances for potentially uncollectible accounts.
These holdbacks and fees result in significant dilution to our gross billings and, therefore, may significantly affect our cash flow.

     Due to the periods of time for which adjustments may be reported by the LECs and the billing aggregators, we estimate and accrue for dilution and fees reported subsequent to year-end for initial billings related to services provided for periods within the fiscal year. Dilution amounts will vary due to numerous factors. Accordingly, we may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal. We estimate the amount of these fees and holdbacks based on historical experience and subsequent information received from the billing aggregators. We also estimate uncollectible account balances and provide an allowance for such estimates.

     We process our billings through two primary billing aggregators-PaymentOne, Inc.and ACI Communications, Inc. PaymentOne provides the majority of our billings, collections, and related services. The receivable due from PaymentOne at March 31, 2004 was $10,265,000, net of an allowance for doubtful accounts of $3,998,000. The net receivable from PaymentOne at March 31, 2004 represented approximately 72% of our total net accounts receivable.

     With respect to our alternative billing methods, we recognize revenue for ACH billings when they are accepted. We recognize revenue for direct-invoice billings based on estimated future collections on such billings. We continuously review these estimates for reasonableness based on our collection experience.

     Subscription receivables that result from direct-invoice billing are valued and reported at the estimated future collection amount. Determining the expected collections requires an estimation of both uncollectible accounts and refunds. The net subscriptions receivable at March 31, 2004 was $133,451.

     Our cost of services is comprised, primarily, of variable costs, including the following:

     - allowances for bad debt, which are based upon historical experience and reevaluated monthly;

     - billing fees, such as the fees charged by our billing aggregators and the Local Exchange Carriers;

     - billing aggregator inquiry fees, which generally are 1% on a monthly basis;

     - dilution resulting from fees and holdbacks due to items such as wrong telephone numbers and other indications of uncollectibility;

     -    Internet expenses, such as dial-up expenses; and

     -    direct mailer marketing costs and the amortization of such costs.

     Our general and administrative expenses are comprised, primarily, of fixed costs, including compensation expenses, which generally equate to 5% to 10% of net We recognize revenue for direct-invoice billings based on estimated future collections on such billings. We continuously review these estimates for reasonableness based on our collection experience. revenue, as well as other expenses, such as lease payments, telephone, professional fees, and office supplies.

     We expect to make progress on a number of initiative over the next six to twelve months, including the following:

     -    attempt to get listed on a national exchange or quotation system;

     -    add additional independent directors to our Board of Directors;

     - establish of an audit committee that fully complies with the requirements of Sarbanes-Oxley and the exchanges;

     -    engage a national auditing firm;

     - obtain broader, more sophisticated and more reliable research coverage;

     - negotiate with our two largest shareholders, Morris & Miller, Ltd. and Mathew and Markson, Ltd. for an accelerated payment schedule on their existing outstanding loans that have a balloon maturity April 2007. On April 29, 2004, we received their first negotiated accelerated payment on these outstanding loans in the amount of $500,000; and

     - roll out our national branding campaign through various mediums of advertisement, including, Internet, billboard, radio and cable television in select markets to be determined. We have recently engaged a marketing firm. We expect to use approximately $2,000,000 on this campaign over the next twelve months. This may have a negative impact on our margins. However, to mitigate any adverse impact, management intends to attempt to incur these expenses gradually to be commensurate with anticipated increases in revenues resulting from the branding campaign.

Results  Of  Operations

     Net revenue for the three-month period ended March 31, 2004, was $16,394,853 compared to $6,849,044 for the three-month period ended March 31, 2003, an increase of approximately 139%. For the six-month period ended March 31, 2004, net revenue was $30,261,820 compared to $12,590,499 for the six-month period ended March 31, 2003, an increase of approximately 140%. This increase in net revenue is primarily the result of two factors: (1) an increase in the number of our IAP advertisers and (2) an increase in our monthly pricing. These two factors are discussed further below.

     Our activated IAP advertiser count increased to approximately 305,000 at March 31, 2004 compared to approximately 222,000 at March 31, 2003, an increase of approximately 37%. Our paying IAP advertiser count increased to approximately 265,000 at March 31, 2004 compared to approximately 151,000 at March 31, 2003, an increase of approximately 75%.

     The increase in activated IAP advertisers described above equates to average monthly growth of 7,000 activated IAP advertisers for the three-month period ended March 31, 2004. This remains within our targeted net growth of 5,000 to 10,000 new activated IAP advertisers per month.

     Relating to our price increases, in March 2003 we increased our monthly fees for the IAP product from $17.95 to $21.95 for new customers. At the same time, for existing customers, the monthly fee for the IAP product was increased to $24.95 upon their first twelve-month anniversary of paying the $17.95 service fee. In January 2004, we began charging new customers monthly fees of $29.95 for the IAP product. In addition, in March 2004, the monthly fee on the IAP product for existing customers was increased to $29.95 upon their first six-month anniversary of paying the previous fee.

     Regarding our cost of services, between August 2003 and March 31, 2004, we converted 45,000 direct-invoice IAP advertisers, out of an approximate target of 70,000, to telephone billing. However, in the fiscal quarter ended March 31, 2004, we continue to experience short-term dilution and chargebacks resulting from those direct-invoice IAP advertisers that we were unable to convert to LEC billing. Dilution is generally attributable to IAP advertiser credits and other receivable write-downs, such as unbillable telephone numbers. It does not necessarily mean that we have lost a customer. We merely seek alternative billing methods for these customers. This level of dilution has been higher in the quarter ended March 31, 2004 than in the prior quarter ended December 31, 2003 resulting in higher cost of services. However, we expect the dilution to be reduced to more normal levels over the next few quarters as this dilution runs its course through the billing system.

     Cost of services for the three-month periods ended March 31, 2004 and March 31, 2003 were $6,618,537 and $1,848,966, respectively, an increase of approximately 258%. Cost of services for the six-month periods ended March 31, 2004 and March 31, 2003 were $11,500,939 and $3,671,116, respectively, an increase of approximately 213%.

     Our cost of services as a percentage of net revenue was approximately 40% for the three months ended March 31, 2004 compared to approximately 27% for the same period in the prior fiscal year. Our cost of services as a percentage of net revenue was approximately 38% for the six months ended March 31, 2004 compared to approximately 29% for the same period in the prior fiscal year.

     These increased costs of services resulted from the previously mentioned increased IAP advertiser counts, as well as increased dilution discussed above.

     Amortization of direct marketing costs included in cost of sales is $1,214,236 for the three months ended March 31, 2004 and $640,996 for the prior-year period. Amortization of direct marketing costs included in cost of sales is $2,280,100 for the six months ended March 31, 2004 and $1,124,049 for the prior-year period.

     Gross profits increased to $9,776,316 for the three months ended March 31, 2004 from $5,000,078 for the prior-year period, an increase of 96%. Gross margins decreased to approximately 60% of net revenues in the three months ended March 31, 2004 compared to approximately 73% of net revenues in the prior-year period. Gross profits increased to $18,760,881 for the six months ended March 31, 2004 from $8,919,383 for the prior-year period, an increase of 110%. Gross margins decreased to approximately 62% of net revenues in the six months ended March 31, 2004 compared to approximately 71% of net revenues in the prior-year period. The increase in our gross profits was due to increased revenues resulting from the previously mentioned increased IAP advertiser counts and price increases, offset by increased dilution discussed above.

     Our general and administrative expense for the three-month periods ended March 31, 2004 and March 31, 2003 were $3,134,522 and $1,666,108, respectively, an increase of approximately 88%. Our general and administrative expense for the six-month periods ended March 31, 2004 and March 31, 2003 were $5,925,265 and $3,042,186, respectively, an increase of approximately 95%. These general and administrative expenses increased due to an increase in costs and employees relating to our growth in IAP advertisers, our Quality Assurance and Outbound marketing initiatives, as well as an increase in certain officers' compensation relating to employment contracts with such officers.

     As a percentage of net revenue, general and administrative expenses were approximately 19% for the three months ended March 31, 2004 compared to 24% for the same period in 2003. As a percentage of net revenue, general and administrative expenses were approximately 20% for the six months ended March 31, 2004 compared to 24% for the same period in 2003. The reduction in general and administrative expenses as a percentage of net revenue is the result of the leveraging of our fixed cost infrastructure over a larger IAP advertiser base.

     Sales and marketing expenses for the three-month periods ended March 31, 2004 and March 31, 2003 were $1,428,210 and $862,939, respectively, an increase of approximately 66%. Sales and marketing expenses for the six-month periods ended March 31, 2004 and March 31, 2003 were $2,718,390 and $1,495,374, respectively, an increase of approximately 82%. The primary reason for the increase in sales and marketing is due to the re-institution of our marketing solicitation program and the implementation of new market strategies and modification of direct mail marketing pieces. Such marketing has resulted in the increase in IAP advertisers cited previously. We expect these sales and marketing costs to continue to increase as our marketing efforts increase and as we continue to roll out our branding campaign. We capitalize certain direct marketing expenses and amortize those costs over an 18-month period based on the analyzed IAP advertiser attrition rates.

     As a percentage of net revenues, sales and marketing expenses were approximately 9% and 13% for the three-month periods ended March 31, 2004 and 2003, respectively. As a percentage of net revenues, sales and marketing expenses were approximately 9% and 12% for the six-month periods ended March 31, 2004 and 2003, respectively.

     Depreciation and amortization primarily relates to the amortization of our intellectual property and depreciation of equipment. Amortization relating to the capitalization of our direct mail marketing costs is included in cost of sales, as discussed previously.

     Our depreciation and amortization expense was $199,719 in the three months ended March 31, 2004 compared to $159,306 for the three months ended March 31, 2003. Our depreciation and amortization expense was $395,912 in the six months ended March 31, 2004 compared to $298,238 for the six months ended March 31, 2003. Depreciation and amortization increased slightly in the current periods compared to the comparable periods in 2003 due to additional purchases of equipment relating to our upgrade in infrastructure in the information technology department, hardware purchased relating to our Quality Assurance and Outbound Marketing initiatives, and a result of our agreement to license the "YP.Com" Uniform Resource Locator ("URL") from OnRamp Access, Inc.

     Regarding our other intellectual property, the cost of our "Yellow-Page.net" URL license was capitalized at $5,000,000. This URL is amortized on an accelerated basis over the twenty-year term of the agreement. Amortization expense on this URL was $82,000 and $93,032 for the three-month periods ended March 31, 2004 and March 31, 2003, respectively. Amortization expense on this URL was $164,000 and $186,440 for the six-month periods ended March 31, 2004 and March 31, 2003, respectively. Annual amortization expense in future years related to the "Yellow-Page.net" URL is anticipated to be approximately $250,000 to $350,000. As a result of the significant equipment purchases relating to the previously-mentioned infrastructure additions, depreciation expense is expected to be greater in the third and fourth quarters of fiscal 2004 compared to the prior-year periods. However, we do not anticipate capital expenditures to grow at the same rate in future fiscal periods compared to the prior fiscal year.

     Operating income for the three-month period ended March 31, 2004 was $5,013,865 compared to $2,311,725 in the prior-year period, an increase of approximately 117% of net revenue. Operating margins decreased to approximately 31% of net revenue from approximately 34% in the prior-year period. Operating income for the six-month period ended March 31, 2004 was $9,721,314 compared to $4,083,585 in the prior-year period, an increase of approximately 138%. Operating margins were approximately 32% of net revenue in both the current- and prior-year period. The increase in operating income is the result of the increased revenue discussed above. Operating margins remained steady in the comparative periods due to the leveraging of certain fixed expenses over a larger IAP advertiser base, offset by the short-term increase in dilution.

     Interest income, net of interest expense, for the three-month periods ended March 31, 2004 was $78,545. This compares to interest income, net of interest expense, of $12,069 for the three months ended March 31, 2003. Interest income, net of interest expense, for the six-month periods ended March 31, 2004 was $149,698. This compares to interest income, net of interest expense, of $12,789 for the six months ended March 31, 2003. The increase in interest income, net of interest expense, primarily results from our increased average cash position resulting, in turn, from our increased profitability, as well as increased interest income resulting from the increase in advances to affiliates.

     We recorded other income of $71,395 and $180,980, for the three-month periods ended March 31, 2004 and March 31, 2003, respectively. We recorded other income of $346,153 and $229,886, for the six-month periods ended March 31, 2004 and March 31, 2003, respectively. The primary components of other income in the three- and six-month periods ended March 31, 2004 is revenue of $65,549 and $287,326, respectively, received from Simple.Net, a related party, for IAP advertiser and technical services provided by the Company to Simple.Net. The primary component of other income in the three- and six-month periods ended March 31, 2003 was $276,155 and $0, respectively, received from Simple.Net, offset by a $90,000 legal settlement in the three-month period ended March 31, 2003. Our agreement with Simple.Net was terminated as of January 2004, with an extension of payment and services through March 2004.

     Net income before taxes for the three-month periods ended March 31, 2004 and March 31, 2003 was $5,163,805 and $2,504,774, respectively, an increase of approximately 106%. Pre-tax margins decreased to approximately 32% of net revenue in the current period compared to approximately 37% of net revenue in the prior-year period. The increase in pre-tax income is a result of those factors that resulted in the increase in operating income, offset by the decrease in total other income discussed above. Net income before taxes for the six-month periods ended March 31, 2004 and March 31, 2003 were $10,217,165 and $4,326,260, respectively, an increase of approximately 136%. Pre-tax margins were approximately 34% of net revenue in both the current- and prior-year period. The increase in pre-tax income is a result of those factors that resulted in the increase in operating income in addition to the increased interest income and other income discussed above.

     The income tax provision was $1,815,206 in the three months ended March 31, 2004 compared to $999,853 in the prior-year period. The income tax provision was $3,583,881 in the six months ended March 31, 2004 compared to $1,728,447 in the prior-year period. The increase in the income tax provision is the result of our increased profitability in current-year periods compared to the previous year periods, as well as the fact that we were able to utilize our net operating loss carryforwards for the prior-year periods that were unavailable in the three- and six-month periods ended March 31, 2004.

     Net income for the three-month periods ended March 31, 2004 and March 31, 2003 was $3,348,599, or $0.07 per diluted share, and $1,504,921, or $0.03 per diluted share, respectively, an increase in net income of approximately 123%. Net income as a percentage of net revenues for the three months ended March 31, 2004 was approximately 20%, compared to approximately 22% for the same prior-year period. Net income for the six-month periods ended March 31, 2004 and March 31, 2003 was $6,633,284, or $0.14 per diluted share, and $2,597,813, or $0.06 per diluted share, respectively, an increase in net income of over 155%. Net income as a percentage of net revenues for the six months ended March 31, 2004 was approximately 22% compared to approximately 21% for the same prior-year period.

Liquidity And Capital Resources

     Net cash provided by operating activities for the six-month period ended March 31, 2004, was $2,973,145 compared to $1,255,263 for the six-month period ended March 31, 2003. The increase in cash generated from operations is primarily due to a significant increase in net income resulting from an increase in IAP advertisers, as well as an increase in income tax payable, offset by an increase in the accounts receivable balance from such growth and funds expended for mailings related to our direct marketing efforts.

     Cash used in investing activities was $3,109,991 for the six-month period ended March 31, 2004. The primary component of cash used in investing activities was advances to affiliates of $2,725,000. All advances to affiliates have ceased as of April 9, 2004. In the six-month period ended March 31, 2003, cash used in investing activities was $876,309, which consisted primarily of purchases of equipment of $469,548 and lower advances to affiliates of $400,000.

     There was no cash used or provided by financing activities for the six-month period ended March 31, 2004, compared to cash used in financing activities of $307,000 for the six-month period ended March 31, 2003. The cash used in financing activities represents total payments of $454,000 to reduce the principal balances of our outstanding debt, offset by financing of $147,000 under our trade acceptance draft program with AcTrade Financial Technologies, Ltd. ("AcTrade").

     We had working capital of $10,067,279 as of March 31, 2004, compared to $4,035,589 as of March 31, 2003. The increase is due primarily to increases in cash of $1,402,940, accounts receivable of $7,567,420 offset by increases in accrued liabilities of $1,916,048 and income taxes payable of $2,095,909.

     In the past, we borrowed under two credit facilities. These credit facilities are maintained primarily for safety and security back-up purposes as our cash flow generally is more than sufficient to maintain and grow our business. In April, 2004, we established a $1,000,000 credit facility with Merrill Lynch Business Financial Services, Inc. This facility is for one year and is renewable. The applicable interest rate on borrowings, if any, will be a variable rate of 3%, plus one-month LIBOR (as published in the Wall Street Journal). The facility required an annual line fee of $10,000, payable whether or not we have drawn any funds on the line. We intend to terminate our existing credit facilities with Bank of the Southwest and AcTrade Financial Technologies, Ltd.

     We still owe $115,866 to Mathew & Markson Ltd. on a note related to the original acquisition of the "Yellow Page.net" URL.

     As previously described, collections on accounts receivable are received primarily through the billing service aggregators under contract to administer this billing and collection process. The billing service aggregators generally do not remit funds until they are collected. The billing companies maintain holdbacks for refunds and other uncertainties. Generally, cash is collected and remitted to us over a 60 to 120 day period subsequent to the billing dates. Under our current agreement with our primary billing service provider, PaymentOne, cash is remitted to us on a sixty day timetable.

     As of April 9, 2004, we terminated certain loan obligations that we owed to Morris & Miller, Ltd. and Mathew and Markson, Ltd., our two largest shareholders. Under this termination agreement, we were to make final advancements to these shareholders of approximately $1,300,000. The aggregate of all advances made by the Company to these shareholders is to be repaid to the Company at the end of three years, along with accrued interest. Subsequently, the shareholders have agreed to forego the final advancement of $250,000 under this termination agreement. Additionally, on April 29, 2004, we received their first negotiated accelerated payment on these outstanding loans in the amount of $500,000.

     In connection with our termination of those loan obligations, we have begun paying a $0.01 per share dividend each quarter, subject to available cash and compliance with applicable laws. The first dividend was paid on April 30, 2004 to holders of record on March 20, 2004.

Certain Risk Factors Affecting Our Business

     Our business is subject to numerous risks, including those discussed below. If any of the events described in these risks occurs, our business, financial condition and results of operations could be seriously harmed.

                          Risks Related to Our Business

WE HAVE A RELATIVELY LIMITED OPERATING HISTORY UPON WHICH INVESTORS CAN EVALUATE THE LIKELIHOOD OF OUR SUCCESS.

     We have been engaged in the Internet-based Yellow Pages industry through our subsidiary, Telco Billing, since 1997. As a result, an investor in our securities must consider the uncertainties, expenses, and difficulties frequently encountered by companies such as ours that are in the early stages of development. Investors should consider the likelihood of our future success to be highly speculative in light of our relatively limited operating history, as well as the challenges, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets such as Internet Yellow Pages. To address these risks and to sustain profitability, we must, among other things:

     -    maintain and increase our base of advertisers;

     - increase the number of users who visit our web sites for online directory services;

     - implement and successfully execute our business and marketing strategy;

     -    continue to develop and upgrade our technology;

     -    continually update and improve our service offerings and features;

     -    provide superior IAP advertiser service;

     -    respond to industry and competitive developments;

     -    successfully manage our growth while controlling expenses; and

     -    attract, retain, and motivate qualified personnel.

We may not be successful in addressing these risks. If we are unable to do so, our business, prospects, financial condition, and results of operations would be materially and adversely affected.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH OUR ADVERTISERS.

     Our ability to generate revenue depends upon our ability to maintain relationships with our existing advertisers, to attract new advertisers to sign up for revenue-generating services, and to generate traffic to our advertisers' websites. We primarily use direct marketing efforts to attract new advertisers. These direct marketing efforts may not produce satisfactory results in the future. We attempt to maintain relationships with our advertisers through IAP advertiser service and delivery of traffic to their businesses. An inability to either attract additional advertisers to use our service or to maintain relationships with our advertisers could have a material adverse effect on our business, prospects, financial condition, and results of operations.

IF WE DO NOT INTRODUCE NEW OR ENHANCED OFFERINGS TO OUR ADVERTISERS AND USERS, WE MAY BE UNABLE TO ATTRACT AND RETAIN THOSE ADVERTISERS AND USERS, WHICH WOULD SIGNIFICANTLY IMPEDE OUR ABILITY TO GENERATE REVENUE.

     We will need to introduce new or enhanced products and services in order to attract and retain advertisers and users and remain competitive. Our industry has been characterized by rapid technological change, changes in advertiser and user requirements and preferences, and frequent new product and service introductions embodying new technologies. These changes could render our technology, systems, and website obsolete. We may experience difficulties that could delay or prevent us from introducing new products and services. If we do not periodically enhance our existing products and services, develop new technologies that address our advertisers' and users' needs and preferences, or respond to emerging technological advances and industry standards and practices on a timely and cost-effective basis, our products and services may not be attractive to advertisers and users, which would significantly impede our revenue growth. In addition, our reputation and our brand could be damaged if any new product or service introduction is not favorably received.

OUR REVENUE MAY DECLINE OVER TIME.

     We have experienced a decrease in revenue from the Local Exchange Carriers
(LEC) from the effects of the Competitive Local Exchange Carriers (CLEC) that are participating in providing local telephone services to IAP advertisers. We have begun to address this problem and we are implementing data filters to reduce the effects of the CLECs. We have also sought other billing methods to reduce the adverse effects of the CLEC billings. These other billing methods may be cheaper or more expensive than our current LEC billing and we have not yet determined if they will be less or more effective. We cannot provide any assurances that our efforts will be successful and may experience future decreases in revenue.

OUR QUARTERLY RESULTS OF OPERATIONS COULD FLUCTUATE DUE TO FACTORS OUTSIDE OF OUR CONTROL, WHICH MAY CAUSE CORRESPONDING FLUCTUATIONS IN THE PRICE OF OUR SECURITIES.

     Our net sales may grow at a slower rate on a quarter-to-quarter basis than we have experienced in recent periods. Factors that could cause our results of operations to fluctuate in the future include the following:

     - fluctuating demand for our services, which may depend on a number of factors including:

          o changes in economic conditions and our IAP advertisers' profitability,

          o varying IAP advertiser response rates to our direct marketing efforts,

          o our ability to complete direct mailing solicitations on a timely basis each month,

          o    changes in our direct marketing efforts,

          o    IAP advertiser refunds or cancellations, and

          o our ability to continue to bill IAP advertisers on their monthly telephone bills, ACH or credit card rather than through direct invoicing;

     - timing of new service or product introductions and market acceptance of new or enhanced versions of our services or products;

     - our ability to develop and implement new services and technologies in a timely fashion to meet market demand;

     -    price competition or pricing changes by us or our competitors;

     -    new product offerings or other actions by our competitors;

     - month-to-month variations in the billing and receipt of amounts from Local Exchange Carriers (LEC), such that billing and revenues may fall into the subsequent fiscal quarter;

     - the ability of our check processing service providers to continue to process and provide billing information regarding our solicitation checks;

     - the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;

     - technical difficulties or failures affecting our systems or the Internet in general;

     -    a decline in Internet traffic at our website;

     - the cost of acquiring, and the availability of, information for our database of potential advertisers; and

     - the fact that our expenses are only partially based on our expectations regarding future revenue and are largely fixed in nature, particularly in the short term.

     The fluctuation of our quarterly operating results, as well as other factors, could cause the market price of our securities to fluctuate significantly in the future. Some of these factors include:

     - the announcement of new IAP advertisers or strategic alliances or the loss of significant IAP advertisers or strategic alliances;

     -    announcements by our competitors;

     - sales or purchases of our securities by officers, directors and insiders;

     -    government regulation;

     - announcements regarding restructuring, borrowing arrangements, technological innovations, departures of key officers, directors or employees, or the introduction of new products;

     - political or economic events and governmental actions affecting Internet operations or businesses; and

     - general market conditions and other factors, including factors unrelated to our operating performance or that of our competitors.

     Investors in our securities should be willing to incur the risk of such price fluctuations.

OUR ABILITY TO EFFICIENTLY PROCESS NEW ADVERTISER SIGN-UPS AND TO BILL OUR ADVERTISERS MONTHLY DEPENDS UPON OUR CHECK PROCESSING SERVICE PROVIDERS AND BILLING AGGREGATORS, RESPECTIVELY.

     We currently use three check processing companies to provide us with advertiser information at the point of sign-up for our Internet Advertising Package. One of these processors has indicated that it will be outsourcing this function in the future. Therefore, we have refrained from sending new business to this check processor. Our ability to gather information to bill our advertisers at the point of sign-up could be adversely affected if one or more of these providers experiences a disruption in its operations or ceases to do business with us.

     We also depend upon our billing aggregators to efficiently bill and collect monies from the Local Exchange Carriers (LEC) relating to the LEC's billing and collection of our monthly charges from advertisers. We currently have agreements with two billing aggregators. Any disruption in our billing aggregators' ability to perform these functions could adversely affect our financial condition and results of operations.

THE LOSS OF OUR ABILITY TO BILL IAP ADVERTISERS THROUGH LOCAL EXCHANGE CARRIERS ON THE IAP ADVERTISERS' TELEPHONE BILLS WOULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

     Our business model depends heavily upon our ability to bill advertisers on their telephone bills through their respective Local Exchange Carriers (LEC). The existence of the LECs is the result of Federal legislation. In the same manner, Congress could pass future legislation that obviates the existence of or the need for the LECs. Additionally, regulatory agencies could limit or prevent our ability to use the LECs to bill our advertisers. Finally, the introduction of and advancement of new technologies, such as WiFi technology or other wireless-related technologies, could render unnecessary the existence of fixed telecommunication lines, which, accordingly, would again obviate the need for and access to the LECs. Our inability to use the LECs to bill our advertisers through their monthly telephone bills would have a material adverse impact on our results of operations.

WE DEPEND UPON THIRD PARTIES TO PROVIDE CERTAIN SERVICES AND SOFTWARE, AND OUR BUSINESS MAY SUFFER IF THE RELATIONSHIPS UPON WHICH WE DEPEND FAIL TO PRODUCE THE EXPECTED BENEFITS OR ARE TERMINATED.

     We currently outsource to third parties certain of the services that we provide, including the work of producing usable templates for and hosting of the QuickSites, website templates known as Ezsites, and wholesale Internet access. These relationships may not provide us benefits that outweigh the costs of the relationships. If any strategic supplier demands a greater portion of revenue derived from the services it provides or increases charges for its services, we may decide to terminate or refuse to renew that relationship, even if it previously had been profitable or otherwise beneficial. If we lose a significant strategic supplier, we may be unable to replace that relationship with other strategic relationships with comparable revenue potential. The loss or termination of any strategic relationship with one of these third-party suppliers could significantly impair our ability to provide services to our advertisers and users.

     We depend upon third-party software to operate certain of our services.
The failure of this software to perform as expected would have a material adverse effect on our business. Additionally, although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software would have a material adverse effect on our business, prospects, financial condition and results of operations. We also depend upon third parties to provide services that allow us to connect to the Internet with sufficient capacity and bandwidth so that our business can function properly and our websites can handle current and anticipated traffic. Any restrictions or interruption in our connection to the Internet would have a material adverse effect on our business, prospects, financial condition, and results of operations.

THE MARKET FOR OUR SERVICES IS UNCERTAIN AND IS STILL EVOLVING.

     Internet Yellow Pages services are evolving rapidly and are characterized by an increasing number of market entrants. Our future revenues and profits will depend substantially upon the widespread acceptance and the use of the Internet and other online services as an effective medium of commerce by merchants and consumers. Rapid growth in the use of and interest in the Internet may not continue on a lasting basis, which may negatively impact Internet-based businesses such as ours. In addition, advertisers and users may not adopt or continue to use Internet-base Yellow Pages services and other online services that we may offer in the future. The demand and market acceptance for recently introduced services generally is subject to a high level of uncertainty.

     Most potential advertisers have only limited, if any, experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Advertisers may find Internet Yellow Pages advertising to be less effective for meeting their business needs than traditional methods of Yellow Pages or other advertising and marketing.
Our business, prospects, financial condition or results of operations will be materially and adversely affected if potential advertisers do not adopt Internet Yellow Pages as an important component of their advertising expenditures.

WE MAY NOT BE ABLE TO SECURE ADDITIONAL CAPITAL TO EXPAND OUR OPERATIONS.

     Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel. We currently anticipate that our cash on hand as of May 1, 2004, together with cash flows from operations, will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, however, we may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities. Our future liquidity and capital requirements will depend on numerous factors, including the following:

     -    the pace of expansion of our operations;

     -    our need to respond to competitive pressures; and

     - future acquisitions of complementary products, technologies or businesses.

     Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we may seek to sell additional equity or debt securities or draw on our existing bank line of credit. Debt financing must be repaid at maturity, regardless of whether or not we have sufficient cash resources available at that time to repay the debt. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. We cannot provide assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

WE MUST MANAGE OUR GROWTH AND MAINTAIN PROCEDURES AND CONTROLS ON OUR BUSINESS.

     We have rapidly and significantly expanded our operations and we anticipate further significant expansion to accommodate the expected growth in our IAP advertiser base and market opportunities. We have increased the number of our personnel from the inception of our operations to the present. This expansion has placed, and is expected to continue to place, a significant strain on our management and operational resources. As a result, we may not be able to effectively manage our resources, coordinate our efforts, supervise our personnel or otherwise successfully manage our resources. We have recently added a number of key managerial, technical, and operations personnel and we expect to add additional key personnel in the future. We also plan to continue to increase our personnel base. These additional personnel may further strain our management resources.

     The rapid growth of our business could in the future strain our ability to meet IAP advertiser demands and manage our IAP advertiser relationships. This could result in the loss of IAP advertisers and harm our business reputation.

     In order to manage the expected growth of our operations and personnel, we must continue maintaining and improving or replacing existing operational, accounting, and information systems, procedures, and controls. Further, we must manage effectively our relationships with our IAP advertisers, as well as other third parties necessary to our business. Our business could be adversely affected if we are unable to manage growth effectively.

WE DEPEND UPON OUR EXECUTIVE OFFICERS AND KEY PERSONNEL.

     Our performance depends substantially on the performance of our executive officers and other key personnel. The success of our business in the future will depend on our ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of services of any executive officers or key personnel could have a material adverse effect on our business, results of operations or financial condition. We do not maintain key person life insurance on the lives of any of our executive officers or key personnel.

     Competition for talented personnel is intense, and there is no assurance that we will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future. In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate. Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and results of operations.

OUR BUSINESS IS SUBJECT TO A STRICT REGULATORY ENVIRONMENT.

     Existing laws and regulations and any future regulation may have a material adverse effect on our business. For example, we believe that our direct marketing programs meet or exceed existing requirements of the United States Federal Trade Commission (FTC). Any changes to FTC requirements or changes in our direct or other marketing practices, however, could result in our marketing practices failing to comply with FTC regulations. As a result, we could be subject to substantial liability in the future, including fines and criminal penalties, preclusion from offering certain products or services, and the prevention or limitation of certain marketing practices.

WE FACE INTENSE COMPETITION, INCLUDING FROM COMPANIES WITH GREATER RESOURCES, WHICH COULD ADVERSELY AFFECT OUR GROWTH AND COULD LEAD TO DECREASED REVENUES.

     Several companies, including Verizon, Yahoo and Microsoft, currently market Internet Yellow Pages services that directly compete with our services and products. We may not compete effectively with existing and potential competitors for several reasons, including the following:

     - some competitors have longer operating histories and greater financial and other resources than we have and are in better financial condition than we are;

     - some competitors have better name recognition, as well as larger, more established, and more extensive marketing, IAP advertiser service, and IAP advertiser support capabilities than we have;

     - some competitors may supply a broader range of services, enabling them to serve more or all of their IAP advertisers' needs. This could limit our sales and strengthen our competitors' existing relationships with their IAP advertisers, including our current and potential IAP advertisers;

     - some competitors may be able to better adapt to changing market conditions and IAP advertiser demand; and

     - barriers to entry are not significant. As a result, other companies that are not currently involved in the Internet-based Yellow Pages advertising business may enter the market or develop technology that reduces the need for our services.

     Increased competitive pressure could lead to reduced market share, as well as lower prices and reduced margins for our services. If we experience reductions in our revenue for any reason, our margins may continue to decline, which would adversely affect our results of operations. We cannot assure you that we will be able to compete successfully in the future.

WE MAY FACE RISKS AS WE EXPAND OUR BUSINESS INTO INTERNATIONAL MARKETS.

     We currently are exploring opportunities to offer our services in other English-speaking countries. We have limited experience in developing and marketing our services internationally, and we may not be able to successfully execute our business model in markets outside the United States. We will face a number of risks inherent in doing business in international markets, including the following:

     - international markets typically experience lower levels of Internet usage and Internet advertising than the United States, which could result in lower-than-expected demand for our services;

     -    unexpected changes in regulatory requirements;

     -    potentially adverse tax consequences;

     -    difficulties in staffing and managing foreign operations;

     -    changing economic conditions;

     - exposures to different legal standards, particularly with respect to intellectual property and distribution of information over the Internet;

     -    burdens of complying with a variety of foreign laws; and

     -    fluctuations in currency exchange rates.

     To the extent that international operations represent a significant portion of our business in the future, our business could suffer if any of these risks occur.

WE MAY BE UNABLE TO PROMOTE AND MAINTAIN OUR BRANDS.

     We believe that establishing and maintaining the brand identities of our Internet Yellow Pages services is a critical aspect of attracting and expanding a base of advertisers and users. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality service. If advertisers and users do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by advertisers and users, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential IAP advertisers.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

     Our success depends both on our internally developed technology and our third party technology. We rely on a variety of trademarks, service marks, and designs to promote our brand names and identity. We also rely on a combination of contractual provisions, confidentiality procedures, and trademark, copyright, trade secrecy, unfair competition, and other intellectual property laws to protect the proprietary aspects of our products and services. Legal standards relating to the validity, enforceability, and scope of the protection of certain intellectual property rights in Internet-related industries are uncertain and still evolving. The steps we take to protect our intellectual property rights may not be adequate to protect our intellectual property and may not prevent our competitors from gaining access to our intellectual property and proprietary information. In addition, we cannot provide assurance that courts will always uphold our intellectual property rights or enforce the contractual arrangements that we have entered into to protect our proprietary technology.

     Third parties may infringe or misappropriate our copyrights, trademarks, service marks, trade dress, and other proprietary rights. Any such infringement or misappropriation could have a material adverse effect on our business, prospects, financial condition, and results of operations. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights, which may result in the dilution of the brand identity of our services.

     We may decide to initiate litigation in order to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of our proprietary rights. Any such litigation could result in substantial expense, may reduce our profits, and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products or services infringe their intellectual property rights. Any such claim or litigation against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, such claims or litigation could force us to do one or more of the following:

     - cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

     - obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and

     - redesign or, in the case of trademark claims, rename our products or services to avoid infringing the intellectual property rights of third parties, which may not be possible and in any event could be costly and time-consuming.

     Even if we were to prevail, such claims or litigation could be time-consuming and expensive to prosecute or defend, and could result in the diversion of our management's time and attention. These expenses and diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition, and results of operations.

CURRENT CAPACITY CONSTRAINTS MAY REQUIRE US TO EXPAND OUR INFRASTRUCTURE AND IAP ADVERTISER SUPPORT CAPABILITIES.

     Our ability to provide high-quality Internet Yellow Pages services largely depends upon the efficient and uninterrupted operation of our computer and communications systems. We may be required to expand our technology, infrastructure, and IAP advertiser support capabilities in order to accommodate any significant increases in the numbers of advertisers and users of our web sites. We may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. If we do not expand and upgrade our infrastructure in a timely manner, we could experience temporary capacity constraints that may cause unanticipated system disruptions, slower response times, and lower levels of IAP advertiser service. Our inability to upgrade and expand our infrastructure and IAP advertiser support capabilities as required could impair the reputation of our brand and our services, reduce the volume of users able to access our website, and diminish the attractiveness of our service offerings to our advertisers.

     Any expansion of our infrastructure may require us to make significant upfront expenditures for servers, routers, computer equipment, and additional Internet and intranet equipment, as well as to increase bandwidth for Internet connectivity. Any such expansion or enhancement will need to be completed and integrated without system disruptions. An inability to expand our infrastructure or IAP advertiser service capabilities either internally or through third parties, if and when necessary, would materially adversely affect our business, prospects, financial condition, and results of operations.

                          Risks Related to the Internet

WE MAY NOT BE ABLE TO ADAPT AS THE INTERNET, INTERNET YELLOW PAGES SERVICES, AND IAP ADVERTISER DEMANDS CONTINUE TO EVOLVE.

     Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations. The Internet, e-commerce, and the Internet Yellow Pages industry are characterized by:

     -    rapid technological change;

     -    changes in advertiser and user requirements and preferences;

     - frequent new product and service introductions embodying new technologies; and

     - the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

     In order to compete successfully in the future, we must

     - enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current IAP advertisers;

     - license, develop or acquire technologies useful in our business on a timely basis; and

     - respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

OUR FUTURE SUCCESS WILL DEPEND ON CONTINUED GROWTH IN THE USE OF THE INTERNET.

     Because Internet Yellow Pages is a new and rapidly evolving industry, the ultimate demand and market acceptance for our services will be subject to a high level of uncertainty. Significant issues concerning the commercial use of the Internet and online service technologies, including security, reliability, cost, ease of use, and quality of service, remain unresolved and may inhibit the growth of Internet business solutions that use these technologies. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Our business, prospects, financial condition, and results of operations would be materially and adversely affected if the use of Internet Yellow Pages and other online services does not continue to grow or grows more slowly than we expect.

WE WILL BE REQUIRED TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE IN THE INTERNET INDUSTRY.

     In order to remain competitive, we will be required continually to enhance and improve the functionality and features of our existing services, which could require us to invest significant capital. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technologies, and systems may become obsolete. We may not have the funds or technical know-how to upgrade our services, technology, and systems. If we face material delays in introducing new services, products, and enhancements, our advertisers and users, may forego the use of our services and select those of our competitors, in which event our business, prospects, financial condition and results of operations could be materially and adversely affected.

REGULATION OF THE INTERNET MAY ADVERSELY AFFECT OUR BUSINESS.

     Due to the increasing popularity and use of the Internet and online services such as online Yellow Pages, federal, state, local, and foreign governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet and other online services. These laws and regulations may affect issues such as user privacy, pricing, content, taxation, copyrights, distribution, and quality of products and services. The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, and taxation, apply to the Internet and Internet advertising and directory services. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Any new legislation could hinder the growth in use of the Internet generally or in our industry and could impose additional burdens on companies conducting business online, which could, in turn, decrease the demand for our services, increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations.

WE MAY NOT BE ABLE TO OBTAIN INTERNET DOMAIN NAMES THAT WE WOULD LIKE TO HAVE.

     We believe that our existing Internet domain names are an extremely important part of our business. We may desire, or it may be necessary in the future, to use these or other domain names in the United States and abroad. Various Internet regulatory bodies regulate the acquisition and maintenance of domain names in the United States and other countries. These regulations are subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we plan to conduct business in the future.

     The extent to which laws protecting trademarks and similar proprietary rights will be extended to protect domain names currently is not clear. We therefore may be unable to prevent competitors from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain names, trademarks, trade names, and other proprietary rights. We cannot provide assurance that potential users and advertisers will not confuse our domain names, trademarks, and trade names with other similar names and marks. If that confusion occurs, we may lose business to a competitor and some advertisers and users may have negative experiences with other companies that those advertisers and users erroneously associate with us. The inability to acquire and maintain domain names that we desire to use in our business, and the use of confusingly similar domain names by our competitors, could have a material adverse affect on our business, prospects, financial conditions, and results of operations in the future.

OUR BUSINESS COULD BE NEGATIVELY IMPACTED IF THE SECURITY OF THE INTERNET BECOMES COMPROMISED.

     To the extent that our activities involve the storage and transmission of proprietary information about our advertisers or users, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. Our security measures may not prevent security breaches. Our failure to prevent these security breaches or a misappropriation of proprietary information may have a material adverse effect on our business, prospects, financial condition, and results of operations.

OUR TECHNICAL SYSTEMS COULD BE VULNERABLE TO ONLINE SECURITY RISKS, SERVICE INTERRUPTIONS OR DAMAGE TO OUR SYSTEMS.

     Our systems and operations may be vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users and "hackers," natural disaster, and similar events. Preventing, alleviating, or eliminating computer viruses and other service-related or security problems may require interruptions, delays or cessation of service. We may need to expend significant resources protecting against the threat of security breaches or alleviating potential or actual service interruptions. The occurrence of such unanticipated problems or security breaches could cause material interruptions or delays in our business, loss of data, or misappropriation of proprietary or IAP advertiser-related information or could render us unable to provide services to our IAP advertisers for an indeterminate length of time. The occurrence of any or all of these events could materially and adversely affect our business, prospects, financial condition, and results of operations.

IF WE ARE SUED FOR CONTENT DISTRIBUTED THROUGH, OR LINKED TO BY, OUR WEBSITE OR THOSE OF OUR ADVERTISERS, WE MAY BE REQUIRED TO SPEND SUBSTANTIAL RESOURCES TO DEFEND OURSELVES AND COULD BE REQUIRED TO PAY MONETARY DAMAGES.

     We aggregate and distribute third-party data and other content over the Internet. In addition, third-party websites are accessible through our website or those of our advertisers. As a result, we could be subject to legal claims for defamation, negligence, intellectual property infringement, and product or service liability. Other claims may be based on errors or false or misleading information provided on or through our website or websites of our directory licensees. Other claims may be based on links to sexually explicit websites and sexually explicit advertisements. We may need to expend substantial resources to investigate and defend these claims, regardless of whether we successfully defend against them. While we carry general business insurance, the amount of coverage we maintain may not be adequate. In addition, implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our content to users.

                         Risks Related to Our Securities

STOCK PRICES OF TECHNOLOGY COMPANIES HAVE DECLINED PRECIPITOUSLY AT TIMES IN THE PAST AND THE TRADING PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES TO INVESTORS.

     The trading price of our common stock has risen significantly over the past twelve months and could continue to be volatile in response to factors including the following, many of which are beyond our control:

     -    decreased demand in the Internet services sector;

     -    variations in our operating results;

     - announcements of technological innovations or new services by us or our competitors;

     - changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

     -    our failure to meet analysts' expectations;

     - changes in operating and stock price performance of other technology companies similar to us;

     -    conditions or trends in the technology industry;

     -    additions or departures of key personnel; and

     -    future sales of our common stock.

     Domestic and international stock markets often experience significant price and volume fluctuations that are unrelated to the operating performance of companies with securities trading in those markets. These fluctuations, as well as political events, terrorist attacks, threatened or actual war, and general economic conditions unrelated to our performance, may adversely affect the price of our common stock. In the past, securities holders of other companies often have initiated securities class action litigation against those companies following periods of volatility in the market price of those companies' securities. If the market price of our stock fluctuates and our stockholders initiate this type of litigation, we could incur substantial costs and experience a diversion of our management's attention and resources, regardless of the outcome. This could materially and adversely affect our business, prospects, financial condition, and results of operations.

CERTAIN PROVISIONS OF NEVADA LAW AND IN OUR CHARTER MAY PREVENT OR DELAY A CHANGE OF CONTROL OF OUR COMPANY.

     We are subject to the Nevada anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Nevada corporations from engaging in a merger, consolidation, sales of its stock or assets, and certain other transactions with any stockholder, including all affiliates and associates of the stockholder, who owns 10% or more of the corporation's outstanding voting stock, for three years following the date that the stockholder acquired 10% or more of the corporation's voting stock except in certain situations. In addition, our amended and restated articles of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include the following:

     - our board is classified into three classes of directors as nearly equal in size as possible, with staggered three year-terms;

     - the authority of our board to issue up to 5,000,000 shares of serial preferred stock and to determine the price, rights, preferences, and privileges of these shares, without stockholder approval;

     - all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent unless such action or proposal is first approved by our board of directors;

     - special meetings of the stockholders may be called only by the Chairman of the Board, the Chief Executive Officer, or the President of our company; and

     -    cumulative voting is not allowed in the election of our directors.

     These provisions of Nevada law and our articles and bylaws could prohibit or delay mergers or other takeover or change of control of our company and may discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our stockholders.

OUR COMMON STOCK MAY BE SUBJECT TO THE "PENNY STOCK" RULES AS PROMULGATED UNDER THE EXCHANGE ACT.

     In the event that no exclusion from the definition of "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in our common stock will be required to provide its IAP advertisers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our securities held in the IAP advertiser's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the IAP advertiser's confirmation of sale. Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K UPDATE

(a) The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit
Number   Description
-------  -----------
3.1      Amended and Restated Articles of Incorporation

3.2      Amended and Restated Bylaws

14       Code of Ethics

31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Registrant filed the following Current Reports on Form 8-K during the three-month period covered by this Quarterly Report:

     - On January 8, 2004, the Company filed a Current Report on Form 8-K attaching a letter from the Company's Chief Executive Officer to the Company's shareholders concerning the status of the Company.

     - On January 9, 2004, the Company filed a Current Report on Form 8-K attaching a press release concerning possible manipulation of its stock price.

     - On January 12, 2004, the Company filed a Current Report on Form 8-K attaching a press release concerning a lawsuit filed by the Company against Stocklemon.com.

     - On January 14, 2004, the Company filed a Current Report on Form 8-K announcing an increase in its IAP advertiser counts.

     - On February 9, 2004, the Company filed a Current Report on Form 8-K to disclose an Investor Fact Sheet.

     - On March 3, 2004, the Company filed a Current Report on Form 8-K attaching a press release announcing the establishment of a Rule 10b5-1 purchase plan program.

     - On March 11, 2004, the Company filed a Current Report on Form 8-K attaching the presentation by the Company at the Red Chip Investor Conference.

     - On March 11, 2004, the Company filed a Current Report on Form 8-K attaching a press release announcing the initiation of a $.01 per share dividend on its common stock to be paid on April 30, 2004.

     - On March 11, 2004, the Company filed a Current Report on Form 8-K attaching a press release announcing the termination of its agreement with Simple.Net.

     - On March 11, 2004, the Company filed a Current Report on Form 8-K attaching a press release announcing that it would be hosting a meeting with research analysts and investors on April 23, 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YP.CORP.

Dated:  May 13, 2004                     /s/  Angelo Tullo
                                         ---------------------------------------
                                         Angelo Tullo, Chairman of the Board and
                                         Chief Executive Officer (Principal
                                         Executive Officer)

Dated:  May 13, 2004                     /s/  David Iannini
                                         --------------------------------------
                                         David Iannini, Chief Financial Officer
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number   Description
-------  -----------
3.1      Amended and Restated Articles of Incorporation

3.2      Amended and Restated Bylaws

14       Code of Ethics

31 Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002