Form 10QSB
period 2004-06-30
YP CORP
filed 2004-08-19
CIK 1045742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _____________ to _______________

Commission File Number 0-24217

YP CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	85-0206668
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4840 East Jasmine St. Suite 105
Mesa, Arizona 85205
(Address of principal executive offices)

(480) 654-9646
(Issuer’s telephone number)

YP.NET, INC.
(Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of August 1, 2004 was 50,336,802 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No   ☒

INDEX TO FORM 10-QSB FILING
FOR THE QUARTER ENDED JUNE 30, 2004

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION
Page
Item 1. Financial Statements

Consolidated Balance Sheet
as of June 30, 2004	3
Consolidated Statements of Operations
for the Three- and Nine-Month Periods
Ended June 30, 2004 and June 30, 2003	4
Consolidated Statements of Cash Flows
for the Nine-month periods ended June 30,
2004 and June 30, 2003	5
Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis	21

Item 3. Controls and Procedures	53

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 4. Submission of Matters to a vote of Security Holders	54
Item 6. Exhibits and Reports on Form 8-K	55

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YP CORP.
UNAUDITED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2004

ASSETS:
CURRENT ASSETS
Cash and equivalents	$2,546,131
Accounts receivable, net of allowance for doubtful accounts of $5,043,196	13,926,934
Prepaid expenses and other current assets	631,283
Deferred tax asset	1,311,749
Total current assets	18,416,097
ACCOUNTS RECEIVABLE, long term portion, net of allowance
for doubtful accounts of $499,412	1,421,402
CUSTOMER ACQUISITION COSTS, net of accumulated amortization of $3,634,782	4,206,909
PROPERTY AND EQUIPMENT, net	792,947
DEPOSITS AND OTHER ASSETS	113,410
INTANGIBLE ASSETS, net of accumulated amortization of $2,252,880	3,427,780
ADVANCES TO AFFILIATES	3,832,243
TOTAL ASSETS	$32,210,788
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable	$511,605
Accrued liabilities	1,304,322
Notes payable- current portion	115,868
Income taxes payable	3,839,169
Total current liabilities	5,770,964
DEFERRED INCOME TAXES	72,307
Total liabilities	5,843,271
STOCKHOLDERS' EQUITY:
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized,
131,840 issued and outstanding, liquidation preference $39,552	11,206
Common stock, $.001 par value, 100,000,000 shares authorized,
50,076,302 issued, 48,953,802 outstanding	43,386
Paid in capital	10,558,995
Deferred stock compensation	(4,752,314)
Treasury stock at cost	(652,403)
Retained earnings	21,158,647
Total stockholders' equity	26,367,517
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,210,788

See the accompanying notes to these unaudited financial statements

YP CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2004	June 30, 2003	June 30, 2003

NET REVENUES	$16,917,361	$47,179,181	$8,013,845	$20,604,344

OPERATING EXPENSES:
Cost of services	8,195,264	19,696,203	2,061,229	5,732,345
General and administrative expenses	3,298,624	9,223,889	2,561,499	5,603,685
Sales and marketing expenses	1,667,040	4,385,430	1,069,576	2,564,950
Depreciation and amortization	243,261	639,173	166,523	464,761
Total operating expenses	13,404,189	33,944,695	5,858,827	14,365,741

OPERATING INCOME	3,513,172	13,234,486	2,155,018	6,238,603

OTHER (INCOME) AND EXPENSES
Interest (income) expense	(103,897)	(253,595)	(27,994)	(40,783)
Other (income) expense	(431,464)	(777,617)	(169,857)	(399,652)

Total other (income)expense	(535,361)	(1,031,212)	(197,851)	(440,435)

INCOME BEFORE INCOME TAXES	4,048,533	14,265,698	2,352,869	6,679,038

INCOME TAX PROVISION (BENEFIT)	1,416,986	4,992,994	676,039	2,404,486

NET INCOME	$2,631,547	$9,272,704	$1,676,830	$4,274,552

NET INCOME PER SHARE:
Basic	$0.06	$0.20	$0.04	$0.10

Diluted	$0.05	$0.19	$0.04	$0.10

WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING:
Basic	47,294,551	47,033,977	43,430,722	42,481,237

Diluted	48,096,618	47,805,915	43,438,588	42,481,237

See the accompanying notes to these unaudited financial statements

YP CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003

	Nine Months	Nine Months
	Ended	Ended
CASH FLOWS FROM OPERATING ACTIVITIES:	June 30, 2004	June 30, 2003

Net income	$9,272,704	$4,274,552
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	639,171	464,762
Income recognized on forgiveness of debt	-	(45,362)
Amortization of deferred stock compensation	622,901	-
Deferred income taxes	172,897	281,793
Officers & consultants paid common stock	-	478,750
Common stock surrendered	-	(160,979)
Loss on disposal of equipment	36,932
Changes in assets and liabilities:
Trade and other accounts receivable	(6,896,403)	(2,644,116)
Customer acquisition costs	(963,668)	(1,535,205)
Prepaid and other current assets	(477,007)	(149,498)
Other assets	34,900	64,508
Receivable from affiliate	-	(139,371)
Accounts payable	83,182	130,140
Accrued liabilities	(805,464)	256,074
Due to affiliates	-	115,084
Income taxes payable	1,149,857	2,122,694
Net cash provided by operating activities	2,870,002	3,513,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made to affiliates and related parties	(2,725,000)	(1,000,000)
Repayments of amounts advanced to affiliates and related parties	1,175,000	-
Purchases of intellectual property	(299,425)	(6,761)
Purchases of equipment	(353,311)	(537,912)
Net cash (used in) investing activities	(2,202,736)	(1,544,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	-	278,167
Dividends paid	(499,983)
Principal repayments on notes payable	-	(585,167)
Net cash (used)/provided by financing activities	(499,983)	(307,000)

(DECREASE) INCREASE IN CASH	167,283	1,662,153

CASH, BEGINNING OF PERIOD	2,378,848	767,108

CASH, END OF PERIOD	$2,546,131	$2,429,261

See the accompanying notes to these unaudited financial statements

5

YP CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003, continued
SUPPLEMENTAL CASH FLOW INFORMATION:

	Nine month	Nine month
	period ended	period ended
	June 30, 2004	June 30, 2003
Interest Paid	$36,933	$10,857

Income Taxes Paid	$3,630,500	$10,857

See the accompanying notes to these unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE- AND NINE-MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003 (UNAUDITED)

1.        BASIS OF PRESENTATION

The accompanying unaudited financial statements represent the consolidated financial position of YP Corp. f/k/a YP.Net, Inc. (the "Company," "we," "us," or "our") and our wholly owned subsidiaries, Telco Billing, Inc. ("Telco") and Telco of Canada, Inc. ("Telco Canada"). They include all adjustments that management believes are necessary for a fair presentation of our financial position at June 30, 2004 and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with our audited financial statements and footnotes as of and for the year ended September 30, 2003, included in our Annual Report on Form 10-KSB.

2.    COMPANY ORGANIZATION AND OPERATIONS

YP Corp. is in the business of providing Internet-based Yellow Page advertising space on or through www.Yellow-Page.Net, www.yellow-page.com, www.YP.Net and www.YP.com. In April 2004, the Company changed its name from "YP.Net, Inc." to "YP Corp."

The Company’s "yellow page" database lists approximately 18 million businesses throughout the United States. Our website enables Internet users to search through these "yellow page" listings and is used by businesses and consumers attempting to locate a business and/or service provider in response to a user’s specific search criteria.

As our primary source of revenue, we offer a Mini-Webpage™ to businesses for a monthly fee. The Mini-Webpage provides a business with a priority placement listing over non-paying listings and is displayed in a bigger and bolder font at the beginning of, or in the first section of the user’s search results—thus featuring our paying customers more prominently to users of our website. In addition, our paying customers get a Mini-Webpage, which includes a 40-word description of their business, their hours of operation and other useful information, a direct link to the paying customer’s website (if they have one and it is provided by the advertiser), map, driving directions to the paying customer’s location and more. We market for advertisers for this Internet Advertising Package™ ("IAP"), under the name "Yellow-Page.Net" or "YP.Com" exclusively to businesses through a direct mail solicitation program. The solicitation includes a promotional incentive (i.e. currently a $3.25 check), which if cashed by the business automatically signs the business up for the IAP service for an initial twelve-month period with automatic renewals thereafter. This easy subscription process provides a written confirmation (i.e., the check) of the subscription by the newly subscribing business, which is verified by an independent third party (i.e., the paying customer’s depositing bank). To additionally insure the intention of sign-up, the Company then mails a written confirmation card to the newly subscribing business generally within 30 days from activation. Each advertiser is contacted by telephone by the Company’s outbound calling center to confirm the sale and obtain information the build the advertiser’s Mini-Webpage. The Company also provides a 120-day cancellation period whereby the subscribing business may cancel and receive a full refund of any amounts paid to the Company if they are dissatisfied for any reason.

Each paying customer is billed monthly for that month’s service. The vast majority of such monthly billings appear on the subscribing business’ local phone bill. Management believes this ability to bill the paying customer through the paying customer’s phone bill is a significant competitive advantage for the Company as few independent (not owned by a telephone company) yellow page companies are authorized to bill directly on the phone bill for services rendered. Further most businesses are accustomed to paying for yellow page advertising on their phone bill.

We were originally incorporated as a New Mexico company in 1969 and the Company was re-incorporated in Nevada in 1994 as Renaissance Center, Inc. Our Articles of Incorporation were restated in October 1997 and our name was changed to Renaissance International Group, Ltd. In June 1998, we changed our name to RIGL Corporation. In June 1999, we acquired Telco Billing, Inc. ("Telco") and commenced our current operations through this entity. In September 1999, we amended our Articles of Incorporation to change our corporate name to YP.Net, Inc. to better identify our company with our business focus. In April 2004, we again amended our Articles of Incorporation to change our name to YP Corp.

From August 1999 through February 2000, we abandoned all subsidiaries previously involved in the multi-media software and medical billing and practice management areas. With the acquisition of Telco, our business focus shifted to the Internet yellow page services business and this business is currently our main source of revenue. Telco is operated as our wholly owned subsidiary.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times, cash deposits may exceed government insured limits. At June 30, 2004, cash deposits exceeded those insured limits by approximately $2,285,000.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Telco Billing, Inc. and Telco of Canada, Inc. All significant inter-company accounts and transactions are eliminated.

Customer Acquisition Costs: These costs represent the direct response marketing costs that are incurred as the primary method by which customers subscribe to the Company’s services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eighteen months, the estimated average period of retention for new customers. The Company capitalized costs of $1,798,432 and $1,145,950 during the three months ended June 30, 2004 and June 30, 2003, respectively and $4,598,832 and $3,488,662 during the nine months ended June 30, 2004 and June 30, 2003, respectively. The Company amortized $1,336,927 and $829,405 during the three months ended June 30, 2004 and June 30, 2003, respectively and $3,617,027 and $1,953,457 during the nine months ended June 30, 2004 and June 30, 2003, respectively.

The Company also incurs advertising costs that are not considered direct-response advertising. These other advertising costs are expensed when incurred. These advertising expenses were $66,536 and $240,171 for the three months ended June 30, 2004 and June 30, 2003, respectively and $504,827 and $617,494 for the nine months ended June 30, 2004 and June 30, 2003, respectively.

Revenue Recognition: The Company’s revenue is generated by customer subscriptions of directory and advertising services. Revenue is billed and recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers, or LECs, that provide local telephone service. Monthly subscription fees are generally included on the telephone bills of the customers. The Company recognizes revenue based on net billings accepted by the LECs. Due to the periods of time for which adjustments may be reported by the LECs and the billing companies, the Company estimates and accrues for dilution of its gross billings and fees reported subsequent to quarter-end for initial billings related to services provided for periods within the fiscal quarter. The terms "dilution" and "dilution expense" refer to the reduction in our gross billings resulting from fees, holdbacks and charges by our outside billing companies due to items such as wrong telephone numbers and other indications of uncollectibility through telephone or LEC billing which we also call unbills.

The Company recognizes revenue from those customers billed by Direct Debit or "ACH" as that revenue is accepted by the banking system through its billing aggregator, PaymentOne, Inc., f/k/a eBillit, Inc. Since customer credits are deducted from the Company’s bank account before the new billings are deposited these sales are "net" of most customer credits.

For billings to certain customers that are billed directly by the Company and not through the LECs, the Company recognizes revenue based on estimated future collections. The Company continuously reviews this estimate for reasonableness based on its collection experience. Generally this revenue equals those customers from whom the Company has received payment.

Income Taxes: The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Financial Instruments: Financial instruments consist primarily of cash, accounts receivable, advances to affiliates, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Significant estimates made in connection with the accompanying financial statements include the estimate of dilution of our gross billings and fees associated with LEC billings and the estimated reserve for doubtful accounts receivable.

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

Recently Issued Accounting Pronouncements: In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The Company estimates the impact of adopting these new rules will not be material.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after March 31, 2003. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company’s financial statements. See Note 10.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company is presently reviewing arrangements to determine if any variable interest entities exist but does not anticipate the adoption of FIN 46 will have a significant impact on the Company’s financial statements.

4.    ACCOUNTS RECEIVABLE

The Company provides billing information to third party billing companies for the majority of its monthly billings. Billings submitted are "filtered" by these billing companies and the LECs. Net accepted billings are recognized as revenue and accounts receivable. The billing companies remit payments to the Company on the basis of cash ultimately received from the LECs by those billing companies. The billing companies and LECs charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. The amounts attributable to this dilution of our gross billings will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. These balances have been classified as long-term assets in the accompanying balance sheet.

The Company experiences significant dilution of its gross billings by the billing companies resulting from fees and holdbacks by our outside billing companies due to items such as wrong telephone numbers and other indications of uncollectibility through telephone or LEC billing, which we also call "unbills". The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience. Holdbacks, fees, and other matters, which are determined by the LECs and the billing companies, may affect the Company’s cash flow. The Company processes its billings through two primary billing companies.

Our largest billing company, PaymentOne, Inc. f/k/a eBillit, Inc., provides the majority of our billings, collections, and related services. The net receivable due from PaymentOne for LEC billing at June 30, 2004 was $11,234,069, net of an allowance for doubtful accounts of $4,120,383. The net receivable from PaymentOne at June 30, 2004, represents approximately 73% of the Company’s total net accounts receivable at June 30, 2004.

Direct debit receivables or ACH receivables are billed through PaymentOne. The net receivable due from PaymentOne for ACH billing at June 30, 2004 was $614,826, net of an allowance for doubtful accounts of $-0-. The net receivable from PaymentOne at June 30, 2004 for ACH billing represents all of the Company’s total net accounts receivable for ACH billing at June 30, 2004.

Subscription receivables that are directly billed by the Company are valued and reported at the estimated future collection amount. Determining the expected collections requires an estimation of both uncollectible accounts and refunds. Subscriptions receivable for direct invoice billing at June 30, 2004 was $157,300, net of allowance for doubtful accounts of $55,267.

Total accounts receivable at June 30, 2004 is summarized as follows:

	Current	Long-Term	Total
Gross accounts receivable	$18,970,130	$1,920,814	$20,890,944
Allowance for doubtful accounts	5,043,196	499,412	5,542,608
Net	$13,926,934	$1,421,402	$15,348,336

Certain receivables have been classified as long-term because the Company’s collection experience with those receivables has historically extended beyond one year. These receivables, which range from 5% to 10% of gross billings, are essentially reserves held by either the LECs or the billing aggregators that are "trued up" over either 12 or 18 months as they occur, depending on the LEC or aggregator.

5.  INTELLECTUAL PROPERTY AND OTHER INTANGIBLE ASSETS

Our "www.yellow-page.net" URL is recorded at its cost, net of accumulated amortization. Management believes that our business depends on our ability to utilize this URL given the recognition of the "Yellow Page" term. Also, our current customer base relies on the recognition of this term and URL as a basis for maintaining the subscriptions to the Company’s service. Management believes that the current revenue and cash flow generated through use of "www.yellow-page.net" supports the carrying of the asset. We periodically analyze the carrying value of this asset to determine if impairment has occurred. No such impairments were identified during the year ended September 30, 2003 or the nine months ended June 30, 2004. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $79,276 and $243,276 for the three and nine months ended June 30, 2004, respectively.

Additionally, the Company has capitalized costs of other intangible assets, such as web site development costs and other URL’s. These assets are recorded at cost, net of accumulated amortization. At June 30, 2004, the net recorded balance was approximately $327,155, net of accumulated amortization of approximately $353,634. Amortization expense on these assets was approximately $78,093 and $146,093 for the three and nine months ended June 30, 2004, respectively.

6.   PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for three and nine months ended June 30 is summarized as follows:

	Three months ended June 30 2004	Nine months ended June 30, 2004	Three months ended June 30 2003	Nine months ended June 30, 2003

Current Provision	$1,812,656	$4,820,097	$546,461	$2,122,694
Deferred (Benefit) Provision	(395,668)	172,897	129,578	281,792

Net income tax provision	$1,416,988	$4,992,994	$676,039	$2,404,59+

During the year ended September 30, 2003, the Company expanded certain operations and revenue generating assets in Nevada where there are no corporate income taxes thereby reducing the statutory rate used for state income taxes.

At June 30, 2004, deferred income tax assets related to differences in book and tax bases of accounts receivable, direct marketing costs and intangible assets.

At June 30, 2004 deferred tax liabilities were comprised of differences in book and tax bases of customer acquisition costs and property and equipment respectively.

7.    NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the three months ended June 30, 2004 and June 30, 2003, respectively. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. There were $488 and $1,477 in preferred stock dividends in the three and nine months ended June 30, 2004 respectively. Warrants to purchase 500,000 shares of common stock were excluded from the calculation for the three months ended June 30, 2003. The exercise price of those warrants was greater than the trading value of the common stock and therefore inclusion of such would be anti-dilutive. Also, excluded from the calculation for the three months ended and nine month periods ended June 30, 2004 and June 30, 2003 were 131,840 shares of Series E Convertible Preferred Stock issued during the year ended September 30, 2002, which are considered anti-dilutive due to the cash payment required by the holders of the securities at the time of conversion. The dilutive effect of unvested restricted awards and certain warrants are included in the calculation of diluted earnings per share for the three month and nine month periods ended June 30, 2004. Excluded from the calculation of diluted earnings per share for the three and six month periods ended June 30, 2004 are warrants to purchase 125,000 shares of common stock and unvested restricted stock awards totaling 377,500 shares. The securities are excluded from the calculation because their inclusion would be anti-dilutive.

The following presents the computation of basic and diluted loss per share from continuing operations for the three months ended June 30:

	Three Months Ended June 30, 2004			Nine Months Ended June 30, 2004
	Income	Shares	Per Share	Income	Shares	Per Share

Net Income	$2,631,547			$9,272,704
Preferred stock dividends	(488)			(1,477)
Income available to common stockholders	$2,631,059			$9,271,227
Basic Earnings Per Share:

Income available to common stockholders	$2,631,059	47,294,551	$0.06	$9,271,227	47,033,977	$0.20

Effect of dilutive securities		802,067			771,938

Diluted Earnings Per Share	$2,940,626	48,096,618	$0.05	$9,123,895	47,805,915	$0.19

8.  COMMITMENTS AND CONTINGENCIES

Loan Commitments to Stockholders

As part of the original acquisition of our subsidiary, Telco Billing, from Morris & Miller, Ltd. and Mathew and Markson, Ltd., our two largest stockholders, we provided them with the right to "put" back to us their shares of Company common stock under certain circumstances. In September 2000, we entered into a new arrangement with these stockholders, whereby their "put" rights were terminated in exchange for the establishment of revolving lines of credit. Under these lines of credit, we agreed to lend up to $10 million to each of Morris & Miller and Mathew and Markson, subject to certain limitations. The amounts loaned to Morris & Miller and Mathew and Markson carried an annual interest rate of 8%.

In December 2003, we entered into an agreement with Morris & Miller and Mathew and Markson to terminate the revolving lines of credit previously provided to them. Under this termination agreement, we were required to advance an additional $1,300,000 to Morris & Miller and Mathew and Markson through April 2004 at an annual interest rate of 8%, after which their ability to draw any additional amounts terminated. We continue to retain pledged stock as collateral for the repayment of all such loans, which, by agreement, mature December 2007.

Of the negotiated $1,300,000 final payments, Morris & Miller and Mathew and Markson only drew down $1,050,000 through April 9, 2004. Although the loans to Morris & Miller and Mathew and Markson do not mature and require repayment until April 2007, they made accelerated prepayments totaling $1,600,000 in the three months ended June 30, 2004. As of June 30, 2004, Morris & Miller and Mathew and Markson owe our company an aggregate of $3,832,243 and we have no further obligation to make advances to those stockholders.

As part of the December 2003 agreement, we also agreed to pay recurring quarterly dividends of not less than $.01 per share to all of our common stockholders, subject to applicable law.

Billing Service Agreements

The Company has entered into a customer billing service agreement with PaymentOne, Inc. f/k/a eBillit, Inc. PaymentOne provides billing and collection and related services associated to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. The agreement will automatically renew on September 1, 2005, unless either party gives notice of termination 90 days prior to that renewal date. Under the agreement, PaymentOne bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and PaymentOne fees. If either the Company’s transaction volume decreases by 25% from the preceding month, or less than 75% of the traffic is billable to major telephone companies, PaymentOne may at its own discretion increase the reserves and holdbacks under this agreement. PaymentOne handles all billing information and collection of receivables. The Company’s cash receipts on trade accounts receivable depend upon estimates pertaining to holdbacks and other factors as determined by PaymentOne. PaymentOne may at its own discretion increase the reserves and holdbacks under this agreement.

The Company has also entered into an agreement with ACI Communications, Inc. ACI provides billing and collection and related services associated to the telecommunications industry.

These agreements with the billing companies provide significant control to the billing companies over cash receipts and ultimate remittances to the Company. The Company estimates the net realizable value of its accounts receivable on historical experience and information provided by the billing companies reflecting holdbacks and reserves taken by the billing companies and LECs. During the three months ended June 30, 2004, ACI merged with Billing Concepts, Inc., or ESBI, and transferred the management of its contract with the Company to ESBI personnel.

Other

Prior to the Company’s fiscal year ended September 30, 2003, the Board of Directors had committed the Company to pay for the costs of defending a civil action filed against its former CEO and Chairman. The action involved a business in which the CEO was formerly involved. The Company and at least one officer had received subpoenas in connection with this matter and the Board believed that it was important to help resolve the matter as soon as possible to allow the CEO to refocus his attention on the business. The Board action included the payment of legal and other fees for any other officers and directors that may have become involved in this civil action. During the nine months ended June 30, 2004, the Company paid final legal costs of approximately $56,500 on behalf of our former CEO relative to this matter. There were no legal costs paid on behalf of our former CEO in the three-month period ended June 30, 2004. The amounts expensed in the current period are presented as compensation expense within general and administrative expenses in the accompanying statement of operations for the three and nine months ended June 30, 2004. The civil case against the former CEO was settled in December 2003. No additional legal costs will be advanced to the former CEO.

Prior to the Company’s fiscal year ended September 30, 2002, we had entered into "Executive Consulting Agreements" with four entities, each of which was controlled by one of the Company’s four executive officers. These agreements had called for fees to be paid for the services provided by these individuals as officers of the Company as well as their respective staffs. These agreements were not personal service contracts of these officers individually. The agreements ran through 2007 and required annual performance bonuses that aggregated up to approximately $320,000 depending upon available cash and meeting of certain performance criteria. However, subsequent to June 30, 2004 all but one of these contracts have been terminated, subject, in the case of the former CEO and the Vice President of Marketing, to payments over the next two years. In the case of the former CEO, we will pay Sunbelt Financial Concepts, Inc. $960,000 over two years in lieu of the amounts due under the original contract, which called for approximately $2.6 million in payments over three years. In the case of the former Executive Vice President of Marketing, we will pay Advertising Management & Consulting Services, Inc. $667,005 over two years in lieu of the amounts due under the original contract, which called for approximately $1.9 million in payments over three years. In the case of the former CFO, we will pay MAR & Associates, Inc. $120,000 over six months in lieu of the amounts due under the original contract, which called for approximately $750,000 in payments over three years.

On April 13, 2004, the Company entered into a $1.0 million, one year renewable revolving credit facility agreement with a lending institution. The terms of the agreement require interest only payments on the outstanding balance at the per annum rate of the one month LIBOR rate, plus 3%. Outstanding advances are secured by all existing and acquired tangible and intangible assets of the Company located in the United States. We utilized our new credit facility and repaid the balance during the quarter ended June 30, 2004 in order to test its functioning and reporting requirements. There was no balance outstanding on June 30, 2004.

9.  RELATED PARTY TRANSACTIONS

During the three- and nine-month periods ended June 30, 2004 and 2003, the Company entered into related party transactions with Board members, officers and affiliated entities as described below:

Directors & Officers

Board of Director fees for the three- and nine-month periods ended June 30, 2004 were $25,200 and 85,200, respectively. These amounts are included in the amounts discussed below.

The former CEO, CFO, Executive Vice President and current Corporate Secretary were paid for their services and those of their respective staffs through separate entities controlled by these individuals. The following describes the compensation paid to these entities. Subsequent to June 30, 2004, all of these contracts have been terminated.

Sunbelt Financial Concepts, Inc.

Sunbelt Financial Concepts, Inc. ("Sunbelt") provided the services of the Chairman and CEO and his staff to the Company, as well as the strategic and overall planning and operations management and administration for the Company. Sunbelt’s team is experienced in all areas of management and administration. Sunbelt’s president was the Company’s CEO and Chairman until May 28, 2004.

During the three- and nine-month periods ended June 30, 2004, the Company paid a total of approximately $324,823 and $613,823 to Sunbelt. In addition, during the nine months ended June 30, 2004, the Company paid final legal costs of approximately $56,500 on behalf of our former CEO incurred by Sunbelt related to the personal legal matters discussed in Note 8. There were no legal costs paid on behalf of our former CEO in the three-month period ended June 30, 2004. However, this contract was terminated subsequent to June 30, 2004 and the termination agreement calls for the payment of $960,000 over two years in lieu of the approximately $2.6 million in payments that would have been due under the original contract. See Note 11.

Advertising Management & Consulting Services, Inc.

Advertising Management & Consulting Services, Inc. ("AMCS") provided the Company with the services of Executive Vice President and Director through its officers and employees. AMCS is a marketing and advertising company experienced in designing direct marketing pieces, ensuring compliance with regulatory authorities for those pieces and designing new products that can be mass marketed through the mail. AMCS’ president was Executive Vice President of Marketing and a director of the Company until June 9, 2004.

The Company outsourced the design and testing of its many direct mail pieces to AMCS for a fee. AMCS was also responsible for new products that have been added to the Company’s website and was working on new mass-market products to offer the Company’s customers.

The total amount paid to this director and AMCS during the three- and nine-month periods ended June 30, 2004 was approximately $117,507 and $414,507, respectively. However, this contract was terminated subsequent to June 30, 2004 and the termination agreement calls for the payment of $697,010 over two years in lieu of the approximately $1.9 million in payments that would have been due under the original contract. See Note 11.

Advanced Internet Marketing, Inc.

Advanced Internet Marketing, Inc. ("AIM") provides the Company with the services of a subsidiary officer, Corporate Secretary and a Director through its officers and employees.

The Company outsourced the design and marketing of its website on the World Wide Web to AIM. AIM’s team of designers is experienced in all areas of web design and has created all of the Company’s logos and images for branding.

The total amount paid to AIM during the three- and nine-month periods ended June 30, 2004 was approximately $66,959 and $230,959, respectively. No amounts remained accrued at June 30, 2004.

MAR & Associates

The compensation for services of the Company’s Chief Financial Officer was paid to MAR & Associates ("MAR"). MAR’s president was our CFO until June 21, 2004. The total amount paid to MAR and the CFO during the three- and nine-month periods ended June 30, 2004 was approximately $81,648 and $228,648, respectively. No amounts were accrued at June 30, 2004. However, this contract was terminated subsequent to June 30, 2004 and the termination agreement calls for the payment of $120,000 over six months in lieu of the approximately $750,000 in payments that would have been due under the original contract.
Other

The Company made a final advance of $75,000 to its two largest stockholders, Morris & Miller and Mathew and Markson, during the three months ended June 30, 2004 on April 9th. Additionally, the Company made advances of $4,725,00 during the first six months of the fiscal year, which are included in the nine-month period ended June 30, 2004. Interest earned on these advances was at an 8% annual rate and was approximately $103,000 and $256,000 for the three- and nine-month periods ended June 30, 2004. On December 22, 2003, we entered into an agreement with Morris & Miller and Mathew and Markson that terminated the line of credit agreement effective April 9, 2004 (Note 8). During the three months ended June 30, 2004, Morris & Miller and Mathew and Markson made accelerated principal reductions of $1.6 million almost three years in advance of their maturity.

Advances to affiliates are summarized as follows at June 30, 2004:

Morris & Miller	$2,360,230
Mathew & Markson	$1,472,013
Total	$3,832,243

Simple.Net, Inc. ("SN")

The Company had contracted with Simple.Net, Inc., or SN, an Internet service provider owned by a director of the Company, to provide Internet dial-up and other services to its customers. SN had provided services to the Company at below market rate prices from time to time. During the three-month and nine month periods ended June 30, 2004, the Company recorded expenses related to SN of $0 and $511,283, respectively.

In addition, prior to the quarter ended March 31, 2004, SN paid a monthly fee to the Company for technical support and customer service provided to SN’s customers by the Company’s employees. The Company charged SN for these services according to a per customer pricing formula:

Customer Service & Management Agreement fees are calculated by number of customer records of SN multiplied by a base cost of $1.02.

Technical Support fees are calculated by number of customer records of SN multiplied by a base cost of 60 cents.

For the nine-month period ended June 30, 2004, the Company recorded other income of approximately $288,000 from SN for these services. There was no other income from SN during the three-month period ended June 30, 2004.

On December 29, 2003, we entered into a separation agreement with Simple.Net, which became effective January 31, 2004. Under this agreement, Simple.Net no longer provides any services to us, although the Separation Agreement provided for a 30-day extension until March 2, 2004. No services were provided during the three-month period ended June 30, 2004.

10.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in Arizona. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2004, the Company had bank balances exceeding those insured limits of $2,285,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution of its gross billings and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third-party billing companies. The Company depends upon these billing companies for collection of its accounts receivable. As discussed in Note 4, the net receivable due from a single billing services provider at June 30, 2004 was $11,234,069, net of an allowance for doubtful accounts of $4,120,383. The net receivable from that billing services provider at June 30, 2004, represents approximately 73% of the Company’s total net accounts receivable at June 30, 2004.

Also, as noted above, the Company holds advances receivable from certain affiliates. The balance due from affiliates at June 30, 2003 was $3,832,243. The Company believes that these advances are adequately collateralized by the value of the Company’s stock held by the affiliates.

11.    SEPARATION AGREEMENTS WITH FORMER OFFICERS

Certain officers terminated the provision of services to the Company during the three-month period ended June 30, 2004. The Company later entered into termination agreements with these officers or through the entities by which they provided services to the Company. These agreements call for payments totaling approximately $1,780,000 over six to 24 months. Approximately $1,360,000 of this amount will be allocated to non-compete agreements, as paid, based on values determined by an independent third party valuation firm. The non-compete agreements extend for six years. The balance of the payments will be expensed as incurred as the agreements call for ongoing services to be provided over a two year period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2004, this "Management’s Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company’s: (i) belief that the new methodology of counting IAP advertisers is more accurate and can be more consistently applied to each period; (ii) belief that tracking and disclosing the numbers of its activated customers provides greater clarity into its business; (iii) belief that its ability to bill customers on their local telephone bill enables it to realize a greater average rate of collections than direct invoice-billing; (iv) expectation that the trend of increasing ACH as a billing method relative to LEC billing will continue and escalate; (v) expectation that LEC billing will become a smaller component of the Company’s overall billing methodology; (vi) expectation that the dilution and costs to implement its new billing method will be reduced to more normal levels over the next few quarters; (vii) belief that its recent attempts at addressing corporate governance issues will help it to preserve the financial and operational integrity that the Company and its stockholders have experienced in the past; (viii) belief that Mr. Bergmann’s background in the management of advertising businesses and marketing will be helpful to the Company; (ix) expectation that management will focus significant attention on dealing with the issue of increased dilution; (x) expectation that sales and marketing costs will continue to increase; (xi) expectation that capital expenditures will not grow at the same rate in future fiscal periods.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section below titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview

Business Summary

We use a business model similar to print Yellow Page publishers. We publish basic directory listings, free of charge, exclusively on the Internet. Like Yellow Page publishers, we generate virtually all of our revenues from those advertisers that desire increased exposure for their businesses by purchasing our Internet Advertising Package’, or IAP. Our basic listings contain the business name, address and phone number for almost 18 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format.

To generate revenues, certain advertisers pay us a monthly fee for our IAP in the same manner that advertisers pay additional fees to traditional print Yellow Page providers for enhanced advertisement font, location or display. The IAP includes, Mini-Webpage’, map directions, a toll-free calling feature, a link to the advertiser’s own webpage and, at no additional charge, a priority or preferred placement on our website. The users of our website(s) are prospective IAP advertisers for our advertisers.

We also offer other ancillary services and products that currently account for less than 5% of our revenue. These ancillary services and products include website design and hosting, and dial-up Internet access.

Sales and Marketing

We employ a direct mail marketing program to solicit our IAP advertisers. Currently, our direct mail marketing program includes a promotional incentive currently in the form of a $3.25 activation check that a solicited business simply deposits with its bank to activate the service and become an IAP advertiser on a monthly basis. As a method of third-party verification, the potential IAP advertiser’s bank verifies that the depositing party is in fact the solicited business. Upon notice of activation by the IAP advertiser’s bank, we contact the business to confirm the order. Within 30 days of activation, we also send a confirmation card to the business. We offer a cancellation period of 120 days with a full refund. Our direct mail marketing program complies with and, in many instances, exceeds the United States Federal Trade Commission, or FTC, requirements as established by an agreement between our company and the FTC.

In June 2004, we implemented our National Accounts Program. Unlike other IAP advertisers, these accounts are not obtained through our direct mail program. These accounts represent large national organizations that purchase their advertising in "bulk" for their many locations. These are sophisticated advertisers for whom a "per click" revenue model is effective, desired and expected. We have built a software model that allows us to implement and bill these customers on a per click basis. We host their information on a separate spot on our search results page (beside the standard IAP listings) to give them high priority while allowing our smaller advertisers to compete directly when consumers are searching for products.

IAP advertisers

In September 2003, we revised the method by which we count our IAP advertisers. We now differentiate between "paying IAP advertisers" and "activated IAP advertisers." Paying IAP advertisers, as the name implies, are those advertisers that are actually currently paying for the IAP service. The terms activated IAP advertisers or activated advertisers are broader and more inclusive terms. They include those advertisers that are currently paying for the IAP service, as well as those advertisers that either have signed-up for the IAP service but have not yet been billed or have been billed but have not yet remitted to us their fees. We include National Accounts as paying IAP advertisers.

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

Methods of Billing

We bill most of our IAP advertisers on their local telephone bill through their Local Exchange Carrier, or "LEC." We are one of only a few independent Internet advertisers that are permitted to utilize this unique and cost-efficient method of billing. By billing our IAP advertisers on their local telephone bill, we believe we are able to realize a greater average rate of collection than direct invoice-billing. The amount and frequency of collections on invoice-billed IAP advertisers historically has been significantly lower than for IAP advertisers billed on their monthly telephone bill. Accordingly, our revenues can be negatively impacted if the billing method used to bill an IAP advertiser converts from monthly telephone bill invoicing to direct invoicing.

We are not permitted to bill our IAP advertisers through Competitive Local Exchange Carriers, or CLECs. Recently, the CLECs have been participating in providing local telephone services to IAP advertisers at an increasing rate. We have begun to address this problem and we are implementing data filters to reduce the effects of the CLECs. We have also sought other billing methods to reduce the adverse effects of the CLEC billings, including credit cards and Automated Clearing House, or ACH, which is direct debit from the IAP advertiser’s bank account. ACH billing now accounts for approximately 12% of our total billings and is our second highest billing method. ACH billing has reduced some of our dependency on LEC billing. We expect this trend to continue and escalate.

Accounting Policies and Procedures

We bill our services monthly and recognize revenue for services billed in that month. We utilize outside billing companies, or billing aggregators, to transmit billing data, much of which is forwarded to the LECs for inclusion on the IAP advertiser’s monthly local telephone bill. Because we have a 120-day cancellation policy on new advertiser sign-ups, we accrue for such refunds as a liability and net such anticipated refunds against revenue to report a net revenue number in our financial statements.

The billing aggregators and, subsequently, the LECs, filter all billings that we submit to them. We recognize as revenue and accounts receivable the net billings accepted by the LECs. The billing aggregators remit payments to us on the basis of cash that the billing aggregators ultimately receive from the LECs. The billing aggregators and LECs charge fees for their services, which generally are 3% to 7% each on a monthly basis. These fees, in turn, are netted against the gross accounts receivable balance. The billing aggregators and LECs also apply holdbacks to the remittances for potentially uncollectible accounts due to bad telephone numbers and other indications of uncollectibility. We account for these holdbacks and fees as a dilution expense on our financial statements because they significantly "dilute" or reduce our gross billings and, therefore, may significantly affect our cash flow.

Due to the periods of time for which adjustments may be reported by the LECs and the billing aggregators, we estimate and accrue for dilution of our gross billings and fees reported subsequent to year-end for initial billings related to services provided for periods within the fiscal year. The amounts attributable to the dilution of our gross billings will vary due to numerous factors. Accordingly, we may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal. We estimate the amount of these fees and holdbacks based on historical experience and subsequent information received from the billing aggregators. We also estimate uncollectible account balances and provide an allowance for such estimates.

We process our billings through two primary billing aggregators—PaymentOne, Inc. and ACI Communications, Inc. PaymentOne provides the majority of our billings, collections, and related services. The receivable due from PaymentOne at June 30, 2004 was $10,249,831, net of an allowance for doubtful accounts of $3,581,737. The net receivable from PaymentOne for billing at June 30, 2004 represented approximately 73% of our total net accounts receivable.

With respect to our alternative billing methods, we recognize revenue for ACH billings when they are accepted. We recognize revenue for direct-invoice billings based on estimated future collections on such billings. We continuously review these estimates for reasonableness based on our collection experience. At June 30, 2004, the receivable due from PaymentOne for ACH revenue was $614,825

Our cost of services increased dramatically during the period ended June 30, 2004. Specifically, our cost of services increased 344% for the three-month period ended June 30, 2004 compared to the same period in the prior fiscal year, 236% for the nine-month period ended June 30, 2004 compared to the same period in the prior fiscal year, and 38% compared to our prior quarterly fiscal period ended March 31, 2004. While our net revenues have also increased significantly in the corresponding periods, our cost of services as a percentage of our net revenues in each period have also increased significantly.

The increase in our cost of services is directly attributable to an increase in our dilution expense. This dilution expense has escalated from $2,573,490 for our first fiscal quarter ended November 30, 2003, and $3,826,875 for our second fiscal quarter ended March 31, 2004, to $6,154,908 in our third fiscal quarter ended June 30, 2004.

The telephony industry as a whole is changing with more and more competition being experienced by the local exchange carriers, or LECs, also known as the Regional Bell Operating Companies. We bill most of our customers through the LECs. However, the LECs are losing market share at a substantial rate due to the existence of competitive Local Exchange Carriers, or CLECs, which, in turn, has an adverse effect on our business. When one of our IPA customers changes their telephone carrier to a CLEC, we do not count this customer as a paying subscriber until we receive direct payment. When that phone number is returned by the LEC because they are no longer customers of that LEC we count it as dilution. Recent large price increases by the LECs have caused business customers to look for alternative telephony suppliers. This has resulted in significant short-term dilution for us. Recent management changes at the Company have reduced our ability, in the short-run, to address these matters. However, as we emerge from our recent challenges we expect to focus significant attention in this area. This dilution is also a direct result of our attempt to modify and enhance our LEC billing processes so that more accounts would be accepted by the LECs. Many accounts have been accepted. However, this has reached its culmination during the quarter ended June 30, 2004 and these dilution costs have begun to drop in the fiscal fourth quarter beginning July 1, 2004.

For those accounts that could not be billed though the LEC during the above process we have expanded our ACH billing. This means we have taken significant steps to reduce our dependence on LEC billing during the most recent quarter and will continue to do so in future quarters. We have purchased new software that more quickly identifies the phone numbers that are active with the LECs so that we are able to more efficiently bill our clients by omitting accounts that have switched to a CLEC. We have begun to acquire direct debit information from at least 40% of new accounts as we acquire them so that if they switch phone companies we are able to seamlessly switch billing methods. We are processing all of our invoice customers to obtain more direct billing information in an effort to switch them to ACH billing. This process will take most of the fourth quarter. While LEC billing will remain our dominant billing method for the foreseeable future, it will eventually become a smaller component because our advertisers do not expect to pay for yellow page advertising on their phone bill. ACH billing has higher initial dilution but the dilution drops to insignificant levels after two months and then is less expensive to process than LEC billing.

However, while we expect this dilution and the costs to implement our new billing method to be reduced to more normal levels over the next few quarters as this process runs its course through the billing system it has significantly increased our costs in the near term.

Subscription receivables that result from direct-invoice billing are valued and reported at the estimated future collection amount. Generally these receivables are what we expect to collect (based on prior experience) in one to two months. Determining the expected collections requires an estimation of both uncollectible accounts and refunds. The net subscriptions receivable at June 30, 2004 was $157,299.

Our cost of services is comprised, primarily, of variable costs, including the following:

•  allowances for bad debt, which are based upon historical experience and reevaluated monthly;

•  billing fees, such as the fees charged by our billing aggregators and the Local Exchange Carriers;

•  billing aggregator inquiry fees, which generally are 1% on a monthly basis;

•  dilution resulting from fees and holdbacks due to items such as wrong telephone numbers and other indications of uncollectibility;

•  Internet expenses, such as dial-up expenses; and

•  direct mailer marketing costs and the amortization of such costs.

Our general and administrative expenses are comprised, primarily, of fixed costs, including compensation expenses, which generally equate to 5% to 10% of net. We recognize revenue for direct-invoice billings based on estimated future collections on such billings. We continuously review these estimates for reasonableness based on our collection experience. revenue, as well as other expenses, such as lease payments, telephone, professional fees, and office supplies.

Recent Developments

Challenges and Solutions

We have faced a number of significant challenges over the past few months and have recently experienced substantial turnover in our management and Board of Directors. However, we believe that the progress the Company has made in addressing these challenges and adopting enhanced corporate governance practices will help us to preserve the financial and operational integrity that the Company and our stockholders have experienced in the past. This progress is marked by the following examples:

•  In keeping with our goal to end all related party transactions, we have terminated the Company’s Executive Consulting Agreements pursuant to which the offices of Chief Executive Officer, Chief Financial Officer and other executive positions were provided through consulting companies.

•  We have revamped our management team and have filled the positions of Chief Executive Officer and Chief Financial Officer with highly qualified individuals, as described in greater detail below.

•  We have recomposed our Board of Directors to include more independent directors, as described in greater detail below, and we continue to seek qualified independent candidates.

•  We have formed an audit committee, adopted its charter and appointed its chairman.

•  We have adopted a comprehensive code of ethics.

•  We have revisited and updated our insider trading policies.

•  We have identified and designated the Board of Directors’ qualified financial expert.

•  We have terminated our previous loan obligations to our two largest stockholders, Morris & Miller, Ltd. and Mathew and Markson, Ltd., which came about as a byproduct of the acquisition of our wholly-owned subsidiary (Telco Billing) and operating unit through which virtually all our revenue is generated. Moreover, we have negotiated the acceleration of three repayments, totaling an aggregate of $1,600,000, from these stockholders on their existing debt to the Company, which is well ahead of their scheduled repayment dates.

•  We have obtained and publicly shared the beneficial ownership of Morris & Miller, Ltd. and Mathew and Markson, Ltd. as provided to us in sworn affidavits by their managing director, the Swiss Consul to Antigua.

•  We have recently paid our second consecutive quarterly cash dividend to our stockholders.

•  We have established a new credit facility.

•  We have adopted a Stockholder Rights Plan to protect the Company from unsolicited offers and to provide the Board with the leverage and ample opportunity to negotiate the greatest value for the stockholders if another person wishes to acquire the Company.

•  We have entered into or extended vital corporate agreements.

•  We have begun paying dividends to our common shareholders.

Management and Board Changes

On May 28, 2004, our Chief Executive Officer, Angelo Tullo, resigned as an officer and director of the Company. Our Board of Directors appointed Peter J. Bergmann to succeed Mr. Tullo as Chairman, President and Chief Executive Officer. Mr. Bergmann had previously been an independent director of the Company since May 2002. Mr. Tullo’s resignation was prompted in part by the fact that on May 27, 2004, federal indictments were handed down alleging that the former management of American Business Funding Corp., including Mr. Tullo, had engaged in fraud and conspiracy in connection with the factoring of receivables. American Business Funding Corp. is not and has never been affiliated with or related to the Company. Neither YP Corp., nor any of its other officers, directors, employees or stockholders were named in the indictment or are in any way involved with American Business Funding Corp.

When the indictments were handed down, the Board of Directors realized that the time and effort that Mr. Tullo must commit to his defense would detract from his ability to focus his full attention and energy on the Company and our business. In addition, our Board of Directors believed that even though the indictments against Mr. Tullo were in no way related to the Company or our business, so long as Mr. Tullo remained an officer and director of the Company the indictments against him would adversely impact our business reputation and perception in the public markets and detract from our ability to expand our business. Accordingly, Mr. Tullo and the Board determined that at such a critical time for the Company it was in the best interests of the stockholders for Mr. Tullo to resign as an officer and director of the Company. As described under "Termination Agreements," below, we also later terminated the Executive Consulting Agreement with Mr. Tullo’s company, Sunbelt Financial Concepts, Inc., or Sunbelt.

Upon Mr. Tullo’s resignation as Chairman and CEO, our Board of Directors determined that Mr. Bergmann was the most qualified candidate to replace him because of Mr. Bergmann’s familiarity with our business and his wealth of business expertise and public company experience. We believe that Mr. Bergmann’s background in the management of advertising and marketing companies will be helpful to the Company, given our advertising focus.

Since January 1999, Mr. Bergmann has served as the President of Perfect Timing Media, Inc., a television development and production company that he founded. Mr. Bergmann received his PhD from New York University and has served as head of a number of companies and divisions, including:

•  principal of Century Media Inc, a Santa Monica based DR Advertising Agency and Media Buying Company;

•  the innovator of the first digital filmmaking and web design program at a major University in the United States;

•  head of the television division of Major Arts, Inc.;

•  president of Coast Productions, where he engineered the merger of Coast Productions, Inc., with Odyssey Entertainment, Inc., which subsequently became Odyssey Filmmakers, Inc.;

•  president of The Film Company, Inc.; and

•  various capacities with the American Broadcasting Company (ABC), including Executive Vice President and Special Assistant to the Chairman of the Board.

On June 9, 2004, Gregory Crane, Vice President of Marketing, resigned as an officer and director in an effort to assist the Company in recomposing management and the Board. As described under "Termination Agreements," below, we also later terminated the Executive Consulting Agreement with Mr. Crane’s company, Advertising Management & Consulting Services, Inc., or AMCS.

The Company also recently concluded its relationship with MAR & Associates, Inc., or MAR, the entity that provided us with services associated with the position of Chief Financial Officer through MAR’s President, David Iannini. The Company originally decided to transition MAR into an investment banking or strategic advisory role. Ultimately, however, in keeping with the goal of eliminating all related party transactions, the Board determined that this was not in the best interests of the stockholders. As described under "Termination Agreements," below, we also terminated the Executive Consulting Agreement with MAR.

On August 3, 2004, we hired W. Chris Broquist as our new Chief Financial Officer. Mr. Broquist brings 23 years of business experience including 14 years of a business banking background to YP Corp. Most recently, he served as Vice President & CFO of Gold Graphics Manufacturing Co., a medium-sized, Los Angeles-based manufacturer. Prior to Gold Graphics, Mr. Broquist held the senior financial position at Century Media Group where he was a key member of the team that successfully negotiated its acquisition to a public entity. Mr. Broquist was also with The Summit Group for five years, where he lead the Businesses Services Group, which was responsible for providing business and financial planning services as well as developing access to capital for small and medium sized businesses. He holds a BA in Business Administration with a concentration in finance from California State University, Fullerton. He completed his graduate work at The University of Washington, Pacific Coast Banking School in 1990.

On July 30, 2004, John Langdon stepped down as a director of the Company. Mr. Langdon cited the growing demands as a director of the Company resulting from the many changes we are undertaking and his inability to meet those time commitments.

As part of our continuing effort to recompose our Board of Directors, however, John T. Kurtzweil and Paul Gottlieb have been appointed as independent members of the Board. Messrs. Kurtzweil and Gottlieb have also accepted appointment to the Audit and Compensation Committees. Mr. Kurtzweil has agreed to serve as the Chairman of the Audit Committee and its qualified financial expert.

Mr. Kurtzweil brings more than 25 years of high-level corporate management background to our Board. Mr. Kurtzweil currently serves as the Senior Vice-President and Chief Financial Officer of Cirrus Logic, Inc., a publicly-held corporation that is a premier supplier of high-performance analog, mixed-signal and digital processing solutions for consumer entertainment electronics, automotive entertainment and industrial product applications. He possesses a strong financial background, including public company experience with such industry leaders as ON Semiconductor and Honeywell, Inc. Mr. Kurtzweil maintains active CPA and CMA licenses and earned his MBA from the University of St. Thomas in St. Paul, MN and his Accounting Degree from Arizona State University in Tempe, AZ.

Mr. Gottlieb is an attorney with Pomeranz, Gottlieb & Mushkin in New York City. His practice involves estate planning, tax, corporate and securities matters. Mr. Gottlieb received his undergraduate degree from Queens College of City University of New York, after which he served as a journalist in the United States Army. Upon completion of his military service, Mr. Gottlieb attended New York Law School, where he received his law degree. Mr. Gottlieb worked as a senior attorney with the Internal Revenue Service before entering private practice.

Termination Agreements

After Messrs. Tullo’s and Crane’s personal resignations, the Company entered into Termination Agreements with respect to (i) the termination of the Executive Consulting Agreement between the Company and Sunbelt, of which Mr. Tullo is President, and (ii) the Executive Consulting Agreement between the Company and AMCS, of which Mr. Crane is President. Each of these Termination Agreements provide for payments payable over two years in amounts that are well below the amounts that the Company otherwise would have been required to pay under the Executive Consulting Agreements. The required amounts that would have been payable under the Executive Consulting Agreement with Sunbelt and AMCS were approximately $2.6 million and $1.9 million, respectively. However, under the Termination Agreements, these payouts were reduced to $960,000 and $697,010, respectively.

Specifically, the amounts owed under the Termination Agreement with Sunbelt are payable as follows:

a.  $150,000 upon signing of the Termination Agreement with Sunbelt;

b.  $17,500 payable at the beginning of each month for 24 months commencing August 1, 2004;

c.  $120,000 on October 1, 2004;

d.  $150,000 on the one-year anniversary of the signing of the agreement; and

e.  $120,000 no later than October 1, 2005. This payment must be made upon Sunbelt’s written request at any time between the July 1, 2005 and the October 1, 2005 payment. The Company will be obligated to make such early payment so long as it retains 30 days operating capital after making the payment, which is defined as a current ratio of 1-to-1.

The amounts owed under the Termination Agreement with AMCS are payable as follows:

a.	$130,000 upon signing of Termination Agreement with AMCS;

b.     $10,709 payable at the beginning of each month for 24 months commencing August 1, 2004;

c.	$110,000 on October 1, 2004;

d.	$110,000 on the one-year anniversary of the signing of the agreement; and

e.  $90,000 no later than October 1, 2005. This payment must be made upon AMCS’ written request at any time between the July 1, 2005 and the October 1, 2005 payment. Company will be obligated to make such early payment so long as it retains 30 days operating capital after making said payment, which is defined as a current ratio of 1-to-1.

Upon a change of control or the sale of all or substantially all of the assets of the Company, all the foregoing payments to Sunbelt and AMCS will be immediately due and payable.

Additionally, pursuant to the Termination Agreements, each of Sunbelt and AMCS, and their respective officers, directors and affiliates have agreed not to compete with or solicit customers or employees of the Company for a period of six years. Finally, the Termination Agreements require Messrs. Tullo, Crane, and other officers and employees of Sunbelt and AMCS to make themselves available to the Company and our officers, directors and employees for consultation as needed.

In connection with the conclusion of our relationship with MAR, we entered into a Separation and Settlement Agreement with MAR, whereby the Executive Consulting Agreement between the Company and MAR was terminated. Under the arrangement, we will pay MAR $120,000 in equal monthly payments over the six months commencing August 1, 2004. This amount is well below the approximately $750,000 that would have been payable under the Executive Consulting Agreement with MAR.

Termination of M&M Credit Facility

As of April 9, 2004, we terminated certain loan obligations that we owed to Morris & Miller, Ltd. and Mathew and Markson, Ltd., our two largest stockholders. Under this termination agreement, we made final advances to these stockholders totaling an aggregate of $1,050,000 at an annual interest rate of 8%. The stockholders agreed to forego the final advance of $250,000. The aggregate of all advances made by the Company to these stockholders is to be repaid to the Company at the end of three years, along with accrued interest. To date, however, we have received $1,600,000 in negotiated accelerated repayments.

Cash Dividends

In connection with our termination of the loan obligations to Morris & Miller and Mathew and Markson, we have begun paying a $0.01 per share dividend each quarter, subject to compliance with applicable laws. We paid the first dividend on April 30, 2004 and the second dividend on August 6, 2004.

Disclosure of M&M Beneficial Ownership

On May 27, 2004, we issued a press release disclosing the beneficial ownership of Morris & Miller and Mathew and Markson, as provided to us in sworn affidavits by Ms. Ilse Cooper, the Managing Director of these entities. Ms. Cooper also serves as the Swiss Consul to Antigua. She has recently been promoted by the Swiss Ambassador to the role of General Consul and is awaiting confirmation of that appointment from the Queen of England as Antigua is part of the Commonwealth. Specifically, it was disclosed that Ms. Cooper herself, as well as her sister, are the beneficial owners of these entities. It was further disclosed that both Ms. Cooper and her sister are cancer survivors and that any assets of Morris & Miller and Mathew and Markson remaining after their deaths will be bequeathed to the Swiss Institute for Experimental Cancer Research, a large not-profit-organization partially funded by the Swiss government.

New Credit Facility

On April 13, 2004, we entered into a one year, renewable revolving credit facility agreement with Merrill Lynch Business Financial Services, Inc. for a maximum principal amount of $1,000,000. We may request advances under the credit facility up to the full amount of the line. Interest on outstanding advances is payable monthly in arrears at the per annum rate of the one-month LIBOR as published in The Wall Street Journal, plus 3.0%. Outstanding advances are secured by all of our existing and after-acquired tangible and intangible assets located in the United States.

We paid Merrill Lynch a $10,000 fee in connection with the initiation of the credit facility. A $10,000 line maintenance fee is payable to Merrill Lynch upon each annual renewal. At this time, we do not have any current plans or need to draw down any funds under the credit facility.

The credit facility requires us to maintain a "Leverage Ratio" (total liabilities to tangible net worth) that does not exceed 1.5-to-1 and a "Fixed Charge Ratio" (earnings before interest, taxes, depreciation, amortization and other non-cash charges minus any internally financed capital expenditures divided by the sum of debt service, rent under capital leases, income taxes and dividends) that is not less that 1.5-to-1 as determined quarterly on a 12-month trailing basis. The credit facility includes additional covenants governing permitted indebtedness, liens, and protection of collateral.

Results of Operations

Net revenue for the three-month period ended June 30, 2004, was $16,917,361 compared to $8,013,845 for the three-month period ended June 30, 2003, an increase of approximately 111%. For the nine-month period ended June 30, 2004, net revenue was $47,179,181 compared to $20,268,779 for the nine-month period ended June 30, 2003, an increase of approximately 129%. This increase in net revenue is primarily the result of two factors: (1) an increase in the number of our IAP advertisers and (2) an increase in our monthly pricing. These two factors are discussed further below

Our activated IAP advertiser count increased to approximately 320,296 at June 30, 2004 compared to approximately 235,162 at June 30, 2003, an increase of approximately 36%. Our paying IAP advertiser count increased to approximately 224,474 at June 30, 2004 compared to approximately 161,000 at June 30, 2003, an increase of approximately 34%.

Our paying subscriber base actually declined in the three month period ended June 30, 2004 from the period ended March 31, 2004. This is due in large part to the increased competition in the telephony market and the targeting by CLEC’s of small and mid-sized companies (our primary market) to switch their services from the long-established LEC’s to themselves. When that switch occurs the company the company is unable immediately bill that customer and so deducts their number as a paying subscriber while retaining them as a customer until they pay an invoice or an alternative billing method is found. To combat this the company is transferring many of these CLEC customers to alternative billing methods such as ACH billing. While subsequent to the quarters end, the company has seen a decline in CLEC conversions, the company is progressing strongly with its ACH conversion that will take at least another 90 days.

The increase in activated IAP advertisers described above equates to average monthly growth of 5,100 activated IAP advertisers for the three-month period ended June 30, 2004. This remains within our targeted net growth of 5,000 to 10,000 new activated IAP advertisers per month.

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

Regarding our cost of services, between August 2003 and June 30, 2004, we converted approximately 45,000 direct-invoice IAP advertisers, out of an approximate target of 70,000, to telephone billing. However, in the fiscal quarter ended June 30, 2004, we continued to experience short-term dilution of our gross billings and chargebacks resulting from those direct-invoice IAP advertisers that we were unable to convert to LEC billing. Dilution is generally attributable to IAP advertiser credits and other receivable write-downs, such as unbillable telephone numbers. It does not necessarily mean that we have lost a customer. We merely seek alternative billing methods for these customers. This level of dilution has been higher in the quarter ended June 30, 2004 than in the prior quarter ended June 30, 2003 resulting in higher cost of services. During July 2004 we have seen a marked drop in this dilution as it relates to "unbills." Unbills are phone numbers, or BTNs, that due to any number of variables can not be billed to a customer’s phone bill. We expect this downward trend to continue and more customers to pay us as more invoice customers are converted to ACH billing. This increase in dilution accounts for virtually all of the change in our cost of services.

Cost of services for the three-month periods ended June 30, 2004 and June 30, 2003 was $8,195,264 and $2,061,229, respectively, an increase of approximately 298%. Cost of services for the nine-month periods ended June 30, 2004 and June 30, 2003 was $19,696,203 and $5,496,780, respectively, an increase of approximately 244%.

Our cost of services as a percentage of net revenue was approximately 48% for the three months ended June 30, 2004 compared to approximately 26% for the same period in the prior fiscal year. Our cost of services as a percentage of net revenue was approximately 42% for the nine months ended June 30, 2004 compared to approximately 27% for the same period in the prior fiscal year.

As explained in greater detail above under "Executive Overview - Accounting Policies and Procedures," these increased costs of services resulted, primarily, from increased dilution expense, as well as increased IAP advertiser counts.

Amortization of direct marketing costs included in cost of sales is $1,356,927 for the three months ended June 30, 2004 and $829,405 for the prior-year period. Amortization of direct marketing costs included in cost of sales is $3,566,122 for the nine months ended June 30, 2004 and $1,953,457 for the prior-year period.

Gross profits increased to $8,722,097 for the three months ended June 30, 2004 from $5,952,616 for the prior-year period, an increase of approximately 47%. Gross margins decreased to approximately 52% of net revenues in the three months ended June 30, 2004 compared to approximately 74% of net revenues in the prior-year period. Gross profits increased to $27,482,978 for the nine months ended June 30, 2004 from $14,771,999 for the prior-year period, an increase of approximately 86%. Gross margins decreased to approximately 58% of net revenues in the nine months ended June 30, 2004 compared to approximately 73% of net revenues in the prior-year period. The increase in our gross profits was due to increased revenues resulting from the previously mentioned increased IAP advertiser counts and price increases, offset by increased dilution discussed above.

Our general and administrative expense for the three-month periods ended June 30, 2004 and June 30, 2003 were $3,298,626 and $2,561,499, respectively, an increase of approximately 29%. Our general and administrative expense for the nine-month periods ended June 30, 2004 and June 30, 2003 were $9,223,891 and $5,603,685, respectively, an increase of approximately 65%. These general and administrative expenses increased due to an increase in employees and other expenses relating to our growth in IAP advertisers, our Quality Assurance and Outbound marketing initiatives, as well as an increase in certain officers’ compensation relating to employment contracts with such officers.

As a percentage of net revenue, general and administrative expenses were approximately 20% for the three months ended June 30, 2004 compared to 32% for the same period in 2003. As a percentage of net revenue, general and administrative expenses were approximately 20% for the nine months ended June 30, 2004 compared to 28% for the same period in 2003. The reduction in general and administrative expenses as a percentage of net revenue is the result of increasing revenue associated with the leveraging of our fixed cost infrastructure over a larger IAP advertiser base.

Sales and marketing expenses for the three-month periods ended June 30, 2004 and June 30, 2003 were $1,667,040 and $1,069,576, respectively, an increase of approximately 56%. Sales and marketing expenses for the nine-month periods ended June 30, 2004 and June 30, 2003 were $4,385,430 and $2,564,950, respectively, an increase of approximately 71%. The primary reason for the increase in sales and marketing is due to the re-institution of our marketing solicitation program and the implementation of new market strategies and modification of direct mail marketing pieces. Such marketing has resulted in the increase in IAP advertisers cited previously. We expect these sales and marketing costs to continue to increase as our marketing efforts increase and as we continue to roll out our branding campaign. We capitalize certain direct marketing expenses and amortize those costs over an 18-month period based on the analyzed IAP advertiser attrition rates.

As a percentage of net revenues, sales and marketing expenses were approximately 10% and 13% for the three-month periods ended June 30, 2004 and 2003, respectively. As a percentage of net revenues, sales and marketing expenses were approximately 9% and 13% for the nine-month periods ended June 30, 2004 and 2003, respectively.

Depreciation and amortization primarily relates to the amortization of our intellectual property and depreciation of equipment. Amortization relating to the capitalization of our direct mail marketing costs is included in cost of sales, as discussed previously.

Our depreciation and amortization expense was $243,261 in the three months ended June 30, 2004 compared to $166,523 for the three months ended June 30, 2003. Our depreciation and amortization expense was $639,173 in the nine months ended June 30, 2004 compared to $464,761 for the six months ended June 30, 2003. Depreciation and amortization increased in the current periods compared to the comparable periods in 2003 due to additional purchases of equipment relating to our upgrade in infrastructure in the information technology department, hardware purchased relating to our Quality Assurance and Outbound Marketing initiatives, as well as our agreement to license the "YP.Com" Uniform Resource Locator, or URL, from OnRamp Access, Inc.

Regarding our other intellectual property, the cost of our "Yellow-Page.net" URL license was capitalized at $5,000,000. This URL is amortized on an accelerated basis over the twenty-year term of the agreement. Amortization expense on this URL was $79,277 and $88,088 for the three-month periods ended June 30, 2004 and June 30, 2003, respectively. Amortization expense on this URL was $243,302 and $210,195 for the nine-month periods ended June 30, 2004 and June 30, 2003, respectively. As a result of the significant equipment purchases relating to the previously-mentioned infrastructure additions, depreciation expense is expected to be greater in the fourth quarter of fiscal 2004 compared to the prior-year periods. However, we do not anticipate capital expenditures to grow at the same rate in future fiscal periods compared to the prior fiscal year.

Operating income for the three-month period ended June 30, 2004 was $3,513,172 compared to $2,155,018 in the prior-year period, an increase of approximately 63%. Operating margins decreased to approximately 21% of net revenue from approximately 27% in the prior-year period. Operating income for the nine-month period ended June 30, 2004 was $13,604,485 compared to $6,138,602 in the prior-year period, an increase of approximately 112%. Operating margins decreased to approximately 28% of net revenue from approximately 30% in the prior-year period. The increase in operating income is the result of the increased revenue discussed above. Operating margins decreased slightly due to the significant increase in our cost of services resulting from increased dilution expense, partially offset by increased revenues and the leveraging of certain fixed expenses over a larger IAP advertiser base.

Interest income, net of interest expense, for the three-month period ended June 30, 2004 was $103,897. This compares to interest income, net of interest expense, of $27,994 for the three months ended June 30, 2003. Interest income, net of interest expense, for the nine-month periods ended June 30, 2004 was $253,595. This compares to interest income, net of interest expense, of $40,783 for the nine months ended June 30, 2003. The increase in interest income, net of interest expense, primarily results from our increased average cash position resulting, in turn, from our increased profitability, as well as increased interest income resulting from the increase in advances to affiliates.

Net income before taxes for the three-month periods ended June 30, 2004 and June 30, 2003 was $4,048,533 and $2,352,869, respectively, an increase of approximately 72%. Pre-tax margins decreased to approximately 24% of net revenue in the current period compared to approximately 29% of net revenue in the prior-year period. Net income before taxes for the nine-month periods ended June 30, 2004 and June 30, 2003 were $14,265,698 and $6,579,129, respectively, an increase of approximately 114%. Pre-tax margins decreased to approximately 30% of net revenues in the current period compared to approximately 32% of nest revenues in the prior-year period. The increase in pre-tax income is a result of those factors that resulted in the increase in operating income in addition to the increased interest income and other income discussed above.

The income tax provision was $1,416,986 in the three months ended June 30, 2004 compared to $676,039 in the prior-year period. The income tax provision was $4,992,994 in the nine months ended June 30, 2004 compared to $1,052,408 in the prior-year period. The increase in the income tax provision is the result of our increased profitability in current-year periods compared to the previous year periods, as well as the fact that we were able to utilize our net operating loss carry-forwards for the prior-year periods that were unavailable in the three- and nine-month periods ended June 30, 2004.

Net income for the three-month periods ended June 30, 2004 and June 30, 2003 was $2,631,547, or $.05 per diluted share, and $1,676,830, or $.04 per diluted share, respectively, an increase in net income of approximately 57%. Net income as a percentage of net revenues for the three months ended June 30, 2004 was approximately 17%, compared to approximately 21% for the same prior-year period. Net income for the nine-month periods ended June 30, 2004 and June 30, 2003 was $9,272,704, or $.19 per diluted share, and $5,526,721, or $.13 per diluted share, respectively, an increase in net income of approximately 117%. Net income as a percentage of net revenues for the nine months ended June 30, 2004 was approximately 20% compared to approximately 27% for the same prior-year period.

Liquidity And Capital Resources

Net cash provided by operating activities for the nine-month period ended June 30, 2004, was $2,870,002 compared to $3,513,826 for the nine-month period ended June 30, 2003. The increase in cash generated from operations is primarily due to a significant increase in net income resulting from an increase in IAP advertisers, as well as an increase in income tax payable, offset by an increase in the accounts receivable balance from such growth and funds expended for mailings related to our direct marketing efforts.

Cash used in investing activities was $2,202,736 for the nine-month period ended June 30, 2004. The primary component of cash used in investing activities was advances to affiliates of $2,725,000 All advances to affiliates have ceased as of April 9, 2004 and these affiliates have begun early repayment of those advances. In the nine-month period ended June 30, 2003, cash used in investing activities was $1,544,673 which consisted primarily of purchases of equipment of $537,912 and lower advances to affiliates of $1,000,000.

Cash used or provided by financing activities for the nine-month period ended June 30, 2004 was $499,983 of dividends paid, compared to cash used in financing activities of $307,000 for the nine-month period ended June 30, 2003. The cash used in financing activities represents total payments of $585,167 to reduce the principal balances of our outstanding debt, offset by financing of $278,167 under our trade acceptance draft program with AcTrade Financial Technologies, Ltd., or AcTrade.

We had working capital of $12,645,133 as of June 30, 2004, compared to $4,684,466 as of June 30, 2003. The increase is due primarily to increases in cash to $2,546,130, and accounts receivable to $13,926,934 offset by increases in accrued liabilities and income taxes payable.

In the past, we had borrowed under two credit facilities. These credit facilities were maintained primarily for safety and security back-up purposes as our cash flow generally is more than sufficient to maintain and grow our business. In April 2004, we established a $1,000,000 credit facility with Merrill Lynch Business Financial Services, Inc. This facility is for one year and is renewable. The applicable interest rate on borrowings, if any, will be a variable rate of the one-month LIBOR rate (as published in the Wall Street Journal), plus 3%. The facility required an annual line fee of $10,000, payable whether or not we have drawn any funds on the line. We have terminated our previous credit facilities with the Bank of the Southwest and AcTrade Financial Technologies, Ltd. We utilized our new credit facility with Merrill Lynch and repaid the balance during the quarter ended June 30, 2004 in order to test its functioning and reporting requirements. There was no balance outstanding on June 30, 2004.

We owed $115,868 to Mathew & Markson Ltd. on a note related to the original acquisition of the "Yellow Page.net" URL.

As previously described, collections on accounts receivable are received primarily through the billing service aggregators under contracts to administer this billing and collection process. The billing service aggregators generally do not remit funds until they are collected. The billing companies maintain holdbacks for refunds and other uncertainties. Generally, cash is collected and remitted to us over a 60 to 120 day period subsequent to the billing dates. Under our current agreement with our primary billing service provider, PaymentOne, cash is remitted to us on a sixty day timetable.

Effective as of April 9, 2004, per the December 22, 2003, agreement, we terminated certain loan agreements whereby we were obligated to loan or advance money to Morris & Miller, Ltd. and Mathew and Markson, Ltd., our two largest stockholders, secured by Company stock held by these stockholders. Under this termination agreement, we made final advancements to these stockholders of approximately $1,050,000. An additional final advance of $250,000 was not paid as the stockholders decided to forego this payment. The aggregate of all advances made by the Company to these stockholders is to be repaid to the Company at the end of three years, along with accrued interest. During the quarter ended June 30, 2004, however, these stockholders began advanced repayments of those loans. The stockholders were not obligated to begin repayments until April 2007 but during this quarter they repaid $1,600,000.

In connection with our termination of the loan obligations, we have begun paying a $0.01 per share dividend each quarter, subject to available cash and compliance with applicable laws. The first dividend was paid on April 30, 2004 to holders of record on March 20, 2004. The second dividend of $0.01 per common share was paid on August 6, 2004 to holders of record on June 21, 2004.

Risk Factors

   An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report. The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock only if you can afford to lose your entire investment.

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

        We have been engaged in the Internet-based Yellow Pages industry through our subsidiary, Telco Billing, since 1997. As a result, an investor in our securities must consider the uncertainties, expenses, and difficulties frequently encountered by companies such as ours that are in the early stages of development. Investors should consider the likelihood of our future success to be highly speculative in light of our relatively limited operating history, as well as the challenges, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets such as Internet Yellow Pages. To address these risks and to sustain profitability, we must, among other things:

•	maintain and increase our base of advertisers;

•	increase the number of users who visit our web sites for online directory services;

•	implement and successfully execute our business and marketing strategy;

•	continue to develop and upgrade our technology;

•	continually update and improve our service offerings and features;

•	provide superior IAP advertiser service;

•	respond to industry and competitive developments;

•	successfully manage our growth while controlling expenses; and

•	attract, retain, and motivate qualified personnel.

We may not be successful in addressing these risks. If we are unable to do so, our business, prospects, financial condition, and results of operations would be materially and adversely affected.

Our success depends upon our ability to establish and maintain relationships with our advertisers.

        Our ability to generate revenue depends upon our ability to maintain relationships with our existing advertisers, to attract new advertisers to sign up for revenue-generating services, and to generate traffic to our advertisers’ websites. We primarily use direct marketing efforts to attract new advertisers. These direct marketing efforts may not produce satisfactory results in the future. We attempt to maintain relationships with our advertisers through IAP advertiser service and delivery of traffic to their businesses. An inability to either attract additional advertisers to use our service or to maintain relationships with our advertisers could have a material adverse effect on our business, prospects, financial condition, and results of operations.

If we do not introduce new or enhanced offerings to our advertisers and users, we may be unable to attract and retain those advertisers and users, which would significantly impede our ability to generate revenue.

        We will need to introduce new or enhanced products and services in order to attract and retain advertisers and users and remain competitive. Our industry has been characterized by rapid technological change, changes in advertiser and user requirements and preferences, and frequent new product and service introductions embodying new technologies. These changes could render our technology, systems, and website obsolete. We may experience difficulties that could delay or prevent us from introducing new products and services. If we do not periodically enhance our existing products and services, develop new technologies that address our advertisers’ and users’ needs and preferences, or respond to emerging technological advances and industry standards and practices on a timely and cost-effective basis, our products and services may not be attractive to advertisers and users, which would significantly impede our revenue growth. In addition, our reputation and our brand could be damaged if any new product or service introduction is not favorably received.

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

We may continue to experience dilution of LEC billable customers because of changes in the telephony industry.

        We have experienced dilution of advertisers that we are able to successfully bill on their business phone bills. Because we only count revenue from customers whose billings are accepted by the Local Exchange Carriers, or LECs, or from those customers that have paid their direct invoice we can experience substantial changes in revenue when a customer’s billing is not accepted by the LEC and we wait for payment of the direct billing invoice, which can take as long as 90 days or more. With the competition in the telephony industry, many business customers are finding alternative telephony suppliers, such as Competitive Local Exchange Carriers, or CLECs, that offer less expensive alternatives to the LECs. This shrinking of the LECs business affects us because we are unable to bill these customers on their phone bills. When the LECs effectuate a price increase this causes a rush of LEC customers looking for an alternative phone company, which may be a CLEC.

Our quarterly results of operations could fluctuate due to factors outside of our control, which may cause corresponding fluctuations in the price of our securities.

        Our net sales may grow at a slower rate on a quarter-to-quarter basis than we have experienced in recent periods. Factors that could cause our results of operations to fluctuate in the future include the following:

•	fluctuating demand for our services, which may depend on a number of factors including

o	changes in economic conditions and our IAP advertisers’ profitability,

o	varying IAP advertiser response rates to our direct marketing efforts,

o	our ability to complete direct mailing solicitations on a timely basis each month,

o	changes in our direct marketing efforts,

o	IAP advertiser refunds or cancellations, and

o	our ability to continue to bill IAP advertisers on their monthly telephone bills, ACH or credit card rather than through direct invoicing;

•	timing of new service or product introductions and market acceptance of new or enhanced versions of our services or products;

•	our ability to develop and implement new services and technologies in a timely fashion to meet market demand;

•	price competition or pricing changes by us or our competitors;

•	new product offerings or other actions by our competitors;

•	month-to-month variations in the billing and receipt of amounts from Local Exchange Carriers (LECs), such that billing and revenues may fall into the subsequent fiscal quarter;

•	the ability of our check processing service providers to continue to process and provide billing information regarding our solicitation checks;

•	the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;

•	technical difficulties or failures affecting our systems or the Internet in general;

•	a decline in Internet traffic at our website;

•	the cost of acquiring, and the availability of, information for our database of potential advertisers; and

•	the fact that our expenses are only partially based on our expectations regarding future revenue and are largely fixed in nature, particularly in the short term.

        The fluctuation of our quarterly operating results, as well as other factors, could cause the market price of our securities to fluctuate significantly in the future. Some of these factors include the following:

•	the announcement of new IAP advertisers or strategic alliances or the loss of significant IAP advertisers or strategic alliances;

•	announcements by our competitors;

•	sales or purchases of our securities by officers, directors and insiders;

•	government regulation;

•	announcements regarding restructuring, borrowing arrangements, technological innovations, departures of key officers, directors or employees, or the introduction of new products;

•	political or economic events and governmental actions affecting Internet operations or businesses; and

•	general market conditions and other factors, including factors unrelated to our operating performance or that of our competitors.

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

        We also depend upon our billing aggregators to efficiently bill and collect monies from the Local Exchange Carriers, or LECs, relating to the LECs’ billing and collection of our monthly charges from advertisers. We currently have agreements with two billing aggregators. Any disruption in our billing aggregators’ ability to perform these functions could adversely affect our financial condition and results of operations.

The loss of our ability to bill IAP advertisers through Local Exchange Carriers on the IAP advertisers’ telephone bills would adversely impact our results of operations.

        Our business model depends heavily upon our ability to bill advertisers on their telephone bills through their respective Local Exchange Carriers (LEC). The existence of the LECs is the result of Federal legislation. In the same manner, Congress could pass future legislation that obviates the existence of or the need for the LECs. Additionally, regulatory agencies could limit or prevent our ability to use the LECs to bill our advertisers. Finally, the introduction of and advancement of new technologies, such as WiFi technology or other wireless-related technologies, could render unnecessary the existence of fixed telecommunication lines, which also could obviate the need for and access to the LECs. Our inability to use the LECs to bill our advertisers through their monthly telephone bills would have a material adverse impact on our results of operations.

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

        We depend upon third-party software to operate certain of our services. The failure of this software to perform as expected would have a material adverse effect on our business. Additionally, although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software would have a material adverse effect on our business, prospects, financial condition, and results of operations. We also depend upon third parties to provide services that allow us to connect to the Internet with sufficient capacity and bandwidth so that our business can function properly and our websites can handle current and anticipated traffic. Any restrictions or interruption in our connection to the Internet would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

        Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel. We currently anticipate that our cash on hand as of August 1, 2004, together with cash flows from operations, will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, however, we may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities. Our future liquidity and capital requirements will depend on numerous factors, including the following:

•	the pace of expansion of our operations;

•	our need to respond to competitive pressures; and

•	future acquisitions of complementary products, technologies or businesses.

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

        Several companies, including Verizon, Yahoo and Microsoft, currently market Internet Yellow Pages services that directly compete with our services and products. We may not compete effectively with existing and potential competitors for several reasons, including the following:

•	some competitors have longer operating histories and greater financial and other resources than we have and are in better financial condition than we are;

•	some competitors have better name recognition, as well as larger, more established, and more extensive marketing, IAP advertiser service, and IAP advertiser support capabilities than we have;

•	some competitors may supply a broader range of services, enabling them to serve more or all of their IAP advertisers’ needs. This could limit our sales and strengthen our competitors’ existing relationships with their IAP advertisers, including our current and potential IAP advertisers;

•	some competitors may be able to better adapt to changing market conditions and IAP advertiser demand; and

•	barriers to entry are not significant. As a result, other companies that are not currently involved in the Internet-based Yellow Pages advertising business may enter the market or develop technology that reduces the need for our services.

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

        We currently are exploring opportunities to offer our services in other English-speaking countries. We have limited experience in developing and marketing our services internationally, and we may not be able to successfully execute our business model in markets outside the United States. We will face a number of risks inherent in doing business in international markets, including the following:

•	international markets typically experience lower levels of Internet usage and Internet advertising than the United States, which could result in lower-than-expected demand for our services;

•	unexpected changes in regulatory requirements;

•	potentially adverse tax consequences;

•	difficulties in staffing and managing foreign operations;

•	changing economic conditions;

•	exposure to different legal standards, particularly with respect to intellectual property and distribution of information over the Internet;

•	burdens of complying with a variety of foreign laws; and

•	fluctuations in currency exchange rates.

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

        We may decide to initiate litigation in order to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of our proprietary rights. Any such litigation could result in substantial expense, may reduce our profits, and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products or services infringe their intellectual property rights. Any such claim or litigation against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, such claims or litigation could force us to do one or more of the following:

•	cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

•	obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and

•	redesign or, in the case of trademark claims, rename our products or services to avoid infringing the intellectual property rights of third parties, which may not be possible and in any event could be costly and time-consuming.

        Even if we were to prevail, such claims or litigation could be time-consuming and expensive to prosecute or defend, and could result in the diversion of our management’s time and attention. These expenses and diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

        Any expansion of our infrastructure may require us to make significant upfront expenditures for servers, routers, computer equipment, and additional Internet and intranet equipment, as well as to increase bandwidth for Internet connectivity. Any such expansion or enhancement will need to be completed and integrated without system disruptions. An inability to expand our infrastructure or IAP advertiser service capabilities either internally or through third parties, if and when necessary, would materially and adversely affect our business, prospects, financial condition, and results of operations.

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

        Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations. The Internet, e-commerce, and the Internet Yellow Pages industry are characterized by:

•	rapid technological change;

•	changes in advertiser and user requirements and preferences;

•	frequent new product and service introductions embodying new technologies; and

•	the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

        In order to compete successfully in the future, we must

•	enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current IAP advertisers;

•	license, develop or acquire technologies useful in our business on a timely basis; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Our future success may depend on continued growth in the use of the Internet.

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

We may be required to keep pace with rapid technological change in the Internet industry.

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

        The trading price of our common stock has risen and fallen significantly over the past twelve months and could continue to be volatile in response to factors including the following, many of which are beyond our control:

•	decreased demand in the Internet services sector;

•	variations in our operating results;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•	our failure to meet analysts’ expectations;

•	changes in operating and stock price performance of other technology companies similar to us;

•	conditions or trends in the technology industry;

•	additions or departures of key personnel; and

•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations that are unrelated to the operating performance of companies with securities trading in those markets. These fluctuations, as well as political events, terrorist attacks, threatened or actual war, and general economic conditions unrelated to our performance, may adversely affect the price of our common stock. In the past, securities holders of other companies often have initiated securities class action litigation against those companies following periods of volatility in the market price of those companies’ securities. If the market price of our stock fluctuates and our stockholders initiate this type of litigation, we could incur substantial costs and experience a diversion of our management’s attention and resources, regardless of the outcome. This could materially and adversely affect our business, prospects, financial condition, and results of operations.

Certain provisions of Nevada law and in our charter may prevent or delay a change of control of our company.

We are subject to the Nevada anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Nevada corporations from engaging in a merger, consolidation, sales of its stock or assets, and certain other transactions with any stockholder, including all affiliates and associates of the stockholder, who owns 10% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 10% or more of the corporation’s voting stock except in certain situations. In addition, our amended and restated articles of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include the following:

•	our board is classified into three classes of directors as nearly equal in size as possible, with staggered three year-terms;

•	the authority of our board to issue up to 5,000,000 shares of serial preferred stock and to determine the price, rights, preferences, and privileges of these shares, without stockholder approval;

•	all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent unless such action or proposal is first approved by our board of directors;

•	special meetings of the stockholders may be called only by the Chairman of the Board, the Chief Executive Officer, or the President of our company; and

•	cumulative voting is not allowed in the election of our directors.

These provisions of Nevada law and our articles and bylaws could prohibit or delay mergers or other takeover or change of control of our company and may discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our stockholders.

Our common stock may be subject to the "penny stock" rules as promulgated under the Exchange Act.

In the event that no exclusion from the definition of "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in our common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our securities held in the customer’s accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation of sale. Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

ITEM 3.  CONTROLS AND PROCEDURES

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

The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Our management, including our chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of the end of the period covered by this Form 10-QSB, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-QSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On June 6, 2004, we issued 1,000,000 shares of our common stock, $.001 par value per share, to our new Chief Executive Officer, Peter Bergmann, as part of his compensation package. These shares were not issued under our 2003 Stock Plan but, rather, were issued pursuant to a Restricted Stock Agreement. Accordingly, the shares remain subject to restrictions on transfer and sale, which lapse in accordance with a vesting schedule depending on the achievement of certain time and performance goals.

These shares were offered and sold in a private placement, pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. Mr. Bergmann, as an officer and director of the issuer, is deemed to be an "accredited investor," as that term is defined in Rule 501 of Regulation D. Moreover, no form of general solicitation or general advertising was used in connection with the transaction and we obtained representations and warranties from Mr. Bergmann that he had access to complete information concerning the Company, was acquiring the shares of common stock for investment and not with a view to the distribution thereof, and otherwise was not an underwriter within the meaning of Section 2(11) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2004 Annual Meeting of Stockholders on April 2, 2004. The following nominees were elected to the Company’s Board of Directors to serve for the terms indicated or until the earlier of their resignation or election and qualification of their successors:

Nominee	Class	Term Ending	Votes in Favor	Votes Withheld

Angelo Tullo	I	2007	44,613,527	847,580
DeVal Johnson	I	2007	44,612,327	848,780
Peter Bergmann	II	2006	44,807,722	653,385
Daniel L. Coury, Sr.	II	2006	44,609,427	851,680
Gregory B. Crane	III	2005	42,963,477	2,497,630

The following additional items were voted upon by the Company’s stockholders:

(a)	Proposal to amend the Company’s 2003 Stock Plan to increase the shares available for issuance under the plan from 3,000,000 to 5,000,000 shares of common stock.

Votes in Favor	Opposed	Abstained	Broker Non-Vote
32,841,775	2,598,335	486,300	9,534,697

(b)	Proposal to amend and restate the Articles of Incorporation to accomplish the following:

•  change the Company’s name to "YP Corp."

•  provide for the classification of the Board of Directors into three classes of directors with staggered three-year terms;

•  generally update the existing Articles of Incorporation to (a) eliminate the designation of the Series A, Series B, Series C, and Series D Preferred Stock since no shares of such Series have ever been issued and the Board of Directors has recently retired such series, (b) decrease the authorized Preferred Stock; (c) add language concerning the indemnification of the Company’s officers and directors; (d) add language that upon dissolution of the Company, the Company’s remaining net assets are to be paid to holders of Common Stock after any liquidation preference has been paid to Preferred Stockholders; (e) clarify that the number of directors of the Company may be increased or decreased as provided in the Company’s Bylaws; (f) limit the ability of stockholders to act by written consent; and (g) require a supermajority vote of the stockholders to amend or repeal some of the foregoing amendments; and

•  restate the Articles of Incorporation by incorporating in a single document the new amendments, to the extent that they are approved by the stockholders at the Annual Meeting, as well as prior amendments and restatements.

Votes in Favor	Opposed	Abstained	Broker Non-Vote
32,856,380	2,577,845	492,185	9,534,697

ITEM 5.  OTHER INFORMATION.

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K UPDATE

(a)   The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

4.1	Specimen Stock Certificate with New Rights Legend

4.2	Shareholder Rights Agreement, dated as of May 6, 2004, between the Registrant and Registrar and Transfer Company

4.3	Amendment No. 1 to Shareholder Rights Agreement, dated as of May 31, 2004, between the Registrant and Registrar and Transfer Company

10.1	Employment Agreement, dated as of June 6, 2004, between the Registrant and Peter Bergmann concerning his employment as President, Chief Executive Officer and Chairman

10.2	Restricted Stock Agreement, dated as of June 6, 2004, between the Registrant and Peter Bergmann

10.3	Indemnification Agreement, dated as of June 6, 2004, between the Registrant and Peter Bergmann

10.4	Development Agreement, dated June 8, 2004, between the Registrant and SurfNet Media Group, Inc.

10.5	First Amendment to Services Agreement, dated as of April 1, 2004, between the Registrant and SwitchBoard Incorporated

10.6	Loan and Security Agreement, dated April 13, 2004, between the Registrant and Merrill Lynch Business Financial Services, Inc.

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   The Registrant filed the following Current Reports on Form 8-K during the three-month period covered by this Quarterly Report:

-   On May 18, 2004, the Company filed a Current Report on Form 8-K attaching a press release announcing that its Board of Directors had adopted a Stockholders Rights Plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YP.CORP.

Dated: August 18, 2004	/s/ Peter J. Bergman
Peter J. Bergmann, Chairman of the Board
Chief Executive Officer (Principal Executive Officer and acting Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Specimen Stock Certificate with New Rights Legend

4.2	Shareholder Rights Agreement, dated as of May 6, 2004, between the Registrant and Registrar and Transfer Company

4.3	Amendment No. 1 to Shareholder Rights Agreement, dated as of May 31, 2004, between the Registrant and Registrar and Transfer Company

10.1	Employment Agreement, dated as of June 6, 2004, between the Registrant and Peter Bergmann concerning his employment as President, Chief Executive Officer and Chairman

10.2	Restricted Stock Agreement, dated as of June 6, 2004, between the Registrant and Peter Bergmann

10.3	Indemnification Agreement, dated as of June 6, 2004, between the Registrant and Peter Bergmann

10.4	Development Agreement, dated June 8, 2004, between the Registrant and SurfNet Media Group, Inc.

10.5	First Amendment to Services Agreement, dated as of April 1, 2004, between the Registrant and SwitchBoard Incorporated

10.6	Loan and Security Agreement, dated April 13, 2004, between the Registrant and Merrill Lynch Business Financial Services, Inc.

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002