Form 10KSB/A
period 2003-09-30
YP CORP
filed 2004-09-23
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A

                                Amendment No. 2

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

                                    YP CORP.
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A (this "Amendment") amends the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003, originally filed on December 31, 2003 ("Original Filing") and as amended previously on January 30, 2004 solely for the purpose of making the amendments set forth herein. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-KSB/A is not a representation that any statements contained in items of the Original Filing other than that information being amended are true or complete as of any date subsequent to the date of the Original Filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the original filing or the amendments made thereto, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

We offer several different upgrades to our advertising customers:

Internet Advertising Package(TM) ("IAP"). Under this package, the Advertiser pays for additional exposure by purchasing a Mini-WebPage(TM). This Mini-WebPage contains, among other useful information, a 40-word description of the business, hours of operation and detailed contact information. This product is easily searched by Users on their personal computers, as well as cellular phones and other hand-held devices. In order to provide search traffic to the Advertiser's Mini-WebPage, we elevate the Advertiser to a preferred listing ("Preferred Listing") status, at no additional charge. As such, the preferred Advertiser enjoys the benefit of having its advertisement displayed in a primary position before all Basic Listings in that particular category when Users perform searches on our site(s). The Mini-WebPage is easily accessed and modified by Advertisers. We also provide our Internet Advertising customers with enhanced presentation and additional unique products:

     -    larger font;
     -    bolded business name;
     -    map directions;
     - a Click2Call feature, whereby a User can place a telephone call to the Internet Advertising customer by clicking the icon that is displayed on the Mini-WebPage. This initiates a telephone call by the Advertiser to the user, in a conference call type format. Once both are connected it functions as a regular phone call. Because we cover all charges for this telephone call, it is free of charge to both the User and the Internet Advertising customer. We have an agreement with WebDialogs, Inc. to provide this service;
     -    a link to the Internet Advertiser's own webpage; and
     - additional distribution network for Preferred Listings. This feature gives additional exposure to our Internet Advertising customers by placing their Preferred Listing on several online directory systems. This service is currently free of charge to our Advertisers.

The Internet Advertising Package currently costs the Advertiser $24.95 per month ($21.95 for new Advertisers). As of September 30, 2003, we had signed up approximately 250,000 Internet Advertising Packages. Currently, this product accounts for over 95% of our revenue.

Online QuickSite Package(TM) ("QuickSite(TM)"). For those IAP Advertisers that do not have their own website and that desire to provide more information than is offered through the IAP Mini-WebPage, we will design and create an eight page, template-driven, website for the Advertiser, a QuickSite. We charge the Advertiser a set-up fee of $200.00 and an additional $39.95 per month for hosting services for their QuickSite. We receive $12.50 per QuickSite sold through our distribution chain rather than the full $39.95. We receive the $200.00 set-up fee for all QuickSite customers, provided that we handle the set-up, even from those customers obtained through third-party agents, such as EZSitemaster. Once set up, the Advertiser can access their new QuickSite online and make modifications at their discretion. This essentially serves the same function as do display advertisements in the print Yellow Page books, except that it can be changed more often to meet Advertisers' needs. Users can access these QuickSites on the World Wide Web or from the Advertisers Preferred Listing or Mini-WebPage. As of September 30, 2003, we had created and currently host approximately 265 QuickSites.

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

Marketing of QuickSite. Until recently, we have not focused our marketing efforts on the QuickSite service offering. As a part of a test market, we maintained three full-time sales people and experimented with less traditional lines of selling, such as through third party agents like EZsitemaster, Inc. Through these efforts, we acquired an aggregate of 265 QuickSite customers during fiscal 2003. Of this number, none were acquired through EZsitemaster. In fiscal 2004, we will continue these efforts, as well as test marketing the use of our direct mail marketing program tailored for this product. We believe that this marketing effort may produce additional revenues.

Internet Dial-Up Package. We will test market this product at $16.95 per month in fiscal 2004. We also plan to begin charging new Advertisers for our bundled product, consisting of the IAP and IDP, in certain geographical areas. Initially, this bundled product will cost the new Advertiser $34.95 per month. This pricing will save the Advertiser approximately 8% over the individual stand alone prices. We believe this offering will enhance revenue by raising the price to the Advertiser for each ISP/IDP sold at very little additional cost to us.

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

------------------------------------------------------------------
                      ADVERTISING REVENUE
                         $ BILLIONS (1)
===================================================================
        2003  MARKET SHARE   2008%  GROWTH PER YEAR  MARKET SHARE
======  ====  =============  =====  ===============  =============
PRINT.  14.5            97%   16.1             2.5%             75%
------  ----  -------------  -----  ----------------  -------------
ONLINE   0.5             3%    5.2              59%             25%
======  ====  =============  =====  ================  =============
TOTAL.    15           100%   21.3               7%            100%
-------------------------------------------------------------------

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

Products and Services

We use a business model similar to print Yellow Page publishers. We publish basic directory listings ("Basic Listings"), free of charge, on our Internet business directory. Like Yellow Page publishers, we generate revenues from those Advertisers that desire increased exposure for their businesses. Our Basic Listings contain the business name, address and phone number for almost 18 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format.

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

Internet Advertising Package(TM) ("IAP"). Under this package, the Advertiser pays for additional exposure by purchasing a Mini-WebPage. This Mini-WebPage contains, among other useful information, a 40-word description of the business, hours of operation and detailed contact information. This product is easily searched by Users on their personal computers, as well as cellular phones and other hand-held devices. In order to provide search traffic to the Advertiser's Mini-WebPage, we elevate the Advertiser to a preferred listing ("Preferred Listing") status, at no additional charge. As such, the preferred Advertiser enjoys the benefit of having its advertisement displayed in a primary position before all Basic Listings in that particular category when Users perform searches on our site(s). The Mini-WebPage is easily accessed and modified by Advertisers. We also provide our Internet Advertising customers with enhanced presentation and additional unique products:

     -    larger font;
     -    bolded business name;
     -    map directions;
     - a Click2Call feature, whereby a User can place a telephone call to the Internet Advertising customer by clicking the icon that is displayed on the Mini-WebPage. This initiates a telephone call by the Advertiser to the user, in a conference call type format. Once both are connected it functions as a regular phone call. Because we cover all charges for this telephone call, it is free of charge to both the User and the Internet Advertising customer. We have an agreement with WebDialogs, Inc. to provide this service;
     -    a link to the Internet Advertiser's own webpage; and
     - additional distribution network for Preferred Listings. This feature gives additional exposure to our Internet Advertising customers by placing their Preferred Listing on several online directory systems. This service is currently free of charge to our Advertisers.

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

Online QuickSite Package(TM) ("QuickSite(TM)"). For those IAP customers that do not have their own website and that desire to provide more information than is offered through the IAP Mini-WebPage, we will design and create an eight page, template-driven, website for the customer, a QuickSite. We charge the Advertiser a set-up fee of $200.00 and an additional $39.95 per month for hosting services for their QuickSite. We receive $12.50 per QuickSite sold through our distribution chain rather than the full $39.95. We receive the $200.00 set-up fee for all QuickSite customers, provided that we handle the set-up, even from those customers obtained through third-party agents, such as EZSitemaster. Once set up, the Advertiser can access their new QuickSite online and make modifications at their discretion. This essentially serves the same function as do display advertisements in the print Yellow Page books, except that it can be changed more often to meet Advertisers' needs. Users can access these QuickSites on the World Wide Web or from the Advertiser's Preferred Listing or Mini-WebPage. As of September 30, 2003, we had created and currently host approximately 265 QuickSites.

We outsource to Community IQ, d/b/a Vista.com, the work of producing usable templates for, as well as the hosting of, the QuickSites. Our agreement with Vista that was originally for three years and has automatic, successive renewal terms of one year each, unless either Vista or the Company gives the other party 90 days' prior advance notice of its intention not to renew. The initial three-year term expires on September 18, 2004. This agreement allows us to focus on marketing the sites for additional revenue without the need for additional hardware, software or technical support personnel. In recent discussions, the parties have agreed to enhanced cooperation in the marketing and development of the QuickSites. Our cost for Vista's hosting of the QuickSites is $6.50 per QuickSite per month.

During fiscal 2003, we began test marketing the QuickSites through a variety of channels. One of the test markets we developed is the concept of working through other agents and selling into their networks. We hired an outside company to represent our products through their distribution channel. We have a three-year multilevel marketing agreement with EZsitemaster, Inc. to resell our QuickSites to small business owners and other website operators, who in turn may resell to their own small business owners. Of our 265 QuickSite customers, none were obtained through EZSitemaster. The original term of this agreement expires in January 2006. However, the agreement has automatic, successive one-year renewal terms unless either party gives the other party 90 days' prior advance notice of its intention not to renew. Under the agreement, EZsitemaster pays us $12.50 per website per month that it sells through its distribution channel.

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

The technology for the Internet Dial Up Package is implemented as a combination of an outsourced service contract for the technologies and communications services with an internally developed and managed User management and access provisioning system. The telephone dial-up communications service will be provided by GlobalPOPs, a national wholesaler and provider of Internet dial-up access. Access to the dial-up service is managed by our customer service team. The customer service team communicates directly with the Advertiser to determine the closest local dial-up access number the Advertiser is to use and assists the Advertiser with the appropriate configuration necessary to effect a connection with GlobalPOPs nationwide network. If the user is mobile, we provide an option for nationwide toll free access to GlobalPOPs network. When an Advertiser dials into their local access number, GlobalPOPs connects with our customer database to authenticate the request for access. Upon successful authentication the Advertiser is granted access to the GlobalPOPs network and to the Internet. Under our agreement with GlobalPOPS, we pay $.15 per hour of service used with a minimum of $450 per month.

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

Once the Advertiser deposits the Sign Up Check, a series of events begins. Our staff then places a telephone call to the Advertiser to confirm the sale, update the business information to be listed, provide our toll free number and obtain additional information to build the Mini-WebPage for the Advertiser. During this call, our staff again asks if the Advertiser has any additional questions regarding our service and repeats our toll-free number for any future questions.

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

Mailing List Generation. To generate the leads for our mailing list operation, we purchase approximately 12-18 million business directory listings each from three of the largest information providers in the North American market. We refer to each information provider's list of business listings as a data set ("data set"). Our financial performance allows us to purchase business listing data from information providers such as Acxiom, InfoUSA and Experian on a monthly basis. Each data set consists of 12-18 million records with each record composed of several attributes such as company name, address, employment range, phone number, United States Standard Industrial Classification ("SIC") and Standard Yellow Page Heading ("SYHP") codes. While SYPH is proprietary to our information provider Acxiom, we believe our fluency in multiple industrial classifications and the additional cost and effort of acquiring data from several sources gives us a competitive edge over companies that purchase data from only a single provider of information or a provider that does not verify the accuracy of the information for each business listing. We continue to evaluate the accuracy of data provided to us by our information providers and continuously expand our list of information providers as necessary in order to maintain a competitive advantage.

Our agreement with InfoUSA became effective as of July 2002. It was for an initial term of one year with automatic renewal for one year terms unless either party provides 90 days' written notice prior to the end of a term of its intention to terminate. We paid an original license fee of $20,000, plus $6,665.67 for each quarterly update of the data set in the first year and now pay $5,000 per each quarterly update.

Our agreement with Experian became effective as of February 2003. It has an indefinite term until either party notifies the other of its intention to terminate. The only consideration exchanged for the data set was the Company's agreement to perform televerification and data set analysis.

Our agreement with Acxiom became effective as of March 2001. It was for an initial term of two years with automatic renewal for one year terms unless either party provides notice prior to the end of a term of its intention to terminate. There is a $30,000 annual license fee for the data sets under this agreement. Initially we paid $60,000 upon execution of the contract as advance payment for the first two years of license fees.

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

xDirectory(TM) - The platform for our High-Performance Database and Search Engine - We believe we provide the most complete and high performing directory service in the market today. xDirectory is a proprietary content management system and repository for extensible data merged from multiple sources of North American listing data. While some of our competitors merge data from multiple sources, we believe the scale of their operations and financial performance prohibits the acquisition of data from all of the data providers in the North America. xDirectory also serves as a platform for several proprietary features: real-time search feedback on accuracy, search time, spellchecking, synonym matching, geographical positioning, automated content syndication and the proprietary algorithms to perform listing data match up and merging into a uniquely accurized record.

Extensible Record - Our financial performance, industry focus and market leadership allows us to purchase and merge data from the largest information providers in North America and to merge that data with our extensive in-house customer data set to form the largest and therefore most comprehensive content in the market. This effort provides users of our directory services the greatest number of results per search. With the release of our xDirectory, we will be able to weigh the accuracy of a wide variety of attributes from the source record for inclusion into the merged record. xDirectory's proprietary algorithm for identifying accurate information and removing inaccuracies during the merge process is complemented by our customer service standard of call verifying the attributes of a given record to obtain a market and industry unique 40-word description of the business.

DirectXML(TM) - The technology supporting our content syndication program and distribution network. DirectXML(TM) integrates between our proprietary content management system and distribution network to deliver up-to-date syndicated content. DirectXML(TM) leverages the XML standard for the definition, interoperability, transmission, validation and interpretation of data between systems and organizations.

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

Mailing List Generation. To generate the leads for our mailing list operation, we purchase approximately 12-18 million business directory listings each from three of the largest information providers in the North American market. We refer to each information provider's list of business listings as a data set ("data set"). Our financial performance allows us to purchase business listing data from information providers such as Acxiom, InfoUSA and Experian on a monthly basis. Each data set consist of 12-18 million records with each record composed of several attributes such as company name, address, employment range, phone number, United States Standard Industrial Classification ("SIC") and Standard Yellow Page Heading ("SYHP") codes. The SIC is numeric code established by the federal government to identify the type of business. It qualifies the industrial or commercial product or service into 99 primary categories, using a two-digit code from 01-99. Similar to SIC, the SYPH is also a numeric code to identify the type of business. SYPH differs by expanding the code to nine digits as opposed to SIC's two digit classification. The additional numeric digits in the code increase the number of classifications significantly to over 75,000 possible types of business. We are fluent in both SIC and SYPH classifications and our products reflect both standards when classifying a type of business by creating a business listing and therefore a lead record that is a composite of SIC and SYPH.

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

The technology for generating a mailing list is comprised of a proprietary application and five databases for generating a mailing list of leads. Data is sent to us monthly from each information provider in an electronic format for integration into a database. After data has been refreshed in each provider database, our proprietary application performs a comparison and merge process between data sets. The proprietary algorithm within our application improves the quality of the record by verifying the accuracy of the information for every business listing sent to us. We compare information from each information provider to determine matching records, unique records and the method employed to verify the information for each business listed to gauge the accuracy for each respective information provider. A unique record is one that exists only in a single provider's data set. The number of unique records varies from month to month and is one of the reasons we purchase from multiple sources. Following the merge process, our proprietary mailing application employs sophisticated filtering process to determine address accuracy and facilitate the delivery of the solicitation check. An electronic file is finally generated of a list of leads. The generated list is then sent to our publisher with the name of the business, address of the lead and type of business.

Strategic Alliances

In order to service Users more effectively and to extend our brand to other Internet sources, we have entered into strategic relationships with business partners offering content, technology and distribution capabilities.

We have cross-marketing agreements with other Websites. Generally, the nature of these agreements relate to the reciprocal linking of websites without any compensation to either party. We have cross-marketing arrangements with approximately 600 Websites. These agreements allow us to increase the page views for our Advertisers' listings and also provide the Users of certain websites the ability to also achieve additional page views by being listed on our related websites. We believe these arrangements are important to the promotion of YP.Net and YP.Com, particularly among new Internet users who may access the Internet through these other Websites. These co-promotional arrangements typically are terminable at will.

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

In fiscal 2003, we signed a license agreement with Palm, Inc. ("Palm") to become a provider of Yellow Page content on hand-held devices, including "personal data assistants," or "PDAs" using the Palm operating system. We will provide this content to Palm through a hypertext link from the Palm operating system to our website. The cost of this agreement was $20,000 up-front for two years, which has been paid. This agreement is renewable for successive two-year periods unless either party elects to terminate the agreement with no less than 60 days' notice prior to the end of the then-current term. We are currently undergoing the quality assurance process with Palm before linking with the Palm operating system. This process is expected to be completed on or before March 31, 2004.

We also utilize WebDialogs in a co-promotional effort to provide automatic dialing services to our website Users to allow these Users to place a call to one of our Preferred Listing customers by simply clicking a button. This function powers our click2call feature.

Subsequent to year-end, we signed a letter of intent with SurfNet Media Group, Inc. ("SurfNet"), a digital media distribution technology company. SurfNet is a public reporting company. The letter of intent discusses the parties' intention, upon negotiation and preparation of a definitive agreement, to provide the Company the exclusive right to use SurfNet's patented Metaphor technology in Internet Yellow Pages applications. Such enhancements may include our ability to offer our Internet Advertising customers the opportunity to deliver streaming audio and video from their Mini-WebPage. The parties also plan to execute a more definitive agreement relating to a licensing and/or other business arrangement by March 31, 2004.

We have also managed revenue sharing partnerships with Amazon.com, Buy.com, Stamps.com, Vista.com, EZSitemaster, Inc. and TheWallStreetJournal.com, among others, that allow us to generate revenue by purchases made through the link on our home page. To date, the amount of revenue generated from these partnerships is immaterial, or less than 1%.

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

Billing

Our billing process allows us to deliver high levels of service to our customers through convenient and timely billing/payment options. Our primary option is to bill our customers on their local telephone bill. A vast majority of our Advertisers are billed in this manner. By way of description, when the Regional Bell Operating Companies ("RBOC's") charge for inclusion in their Yellow Page Directories, they charge the business directly on their monthly business phone bill. This primary billing method leverages our relationships with the local telephone companies ("LECs") or, as they are sometimes called, RBOCs. By using this billing method, we believe we benefit from increased collection percentages, reduced chances of internal theft due to direct fund transfers and higher trust with our Advertisers because our fees appear on a pre-existing bill they are already accustomed to receiving. Additionally, we believe we decrease our costs by avoiding the need for a dedicated collections department, utilizing the collection departments of the LECs and greatly reducing the number of paper invoice customers. In cases where our primary billing method is not available, we offer alternative paper-less billing methods, including recurring credit-card payments and direct bank account withdrawal ("ACH") options. Our very last option and the least attractive for us is the use of direct bill invoices. We only use direct bill invoices in instances where the customer requests this service, or no other billing method is available.

During the fourth quarter of this fiscal year, we have concentrated on doing business with paying customers as opposed to activated customers. In September 2003, we revised the method by which we count our IAP advertisers. We now differentiate between "paying IAP advertisers" and "activated IAP advertisers." Paying IAP advertisers, as the name implies, are those advertisers that are actually currently paying for the IAP service. The terms activated IAP advertisers or activated advertisers are broader and more inclusive terms. They include those advertisers that are currently paying for the IAP service, as well as those advertisers that either have signed-up for the IAP service but have not yet been billed or have been billed but have not yet remitted to us their fees.

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

By enhancing our filtering methods both at the point of marketing and on the billing process, we have been able to reduce the number of duplicate records that we mail and bill to. Additionally by being able to compare records from multiple list vendors, we have been able to have more up-to-date information so that we can remove those businesses that recently closed and add new and additional business information faster. With our changes to our internal controls, we are able to verify, more quickly and accurately which customers' area code has changed or which business has changed their phone number or closed. All of these improvements have added to the number of paying customers if not to the actual number of activated customers.

Internally, the billing process is executed using a two-tier architecture that consists of foundation and business platforms. Our foundation platform is anchored with Microsoft as the primary partner leveraging their SQL Server product line. This alliance aligns us technically with a stable industry standard with proven scaling ability to meet our aggressive growth needs. The option to have multiple processors ensures we will be able to handle our planned customer base growth. System stability is enabled through built-in design features like high availability, simplified database administration and security features. Our business applications tier rests on a program suite that consists of partner provided utilities and our own utilities developed specifically to our billing process. By having light-weight development abilities in-house, we have authority of our application, which allows us greater flexibility, greater security and reduced dependencies on an external entity. These programs also reduce LEC submittal fees by cleaning our customer billing submittals prior to formal submission, and optimize which provider best suits our needs and maximizes profit potential.

Billing Service Agreements

In order to bill our Advertisers through their LECs, we are required to use one or more billing service integrators. These integrators have been approved by various LECs to provide billing, collection, and related services through the LECs. We have entered into customer billing service agreements with Integretel, Inc. ("IGT," f/k/a "eBillit" and currently "PaymentOne") and more recently with ACI Communications, Inc., f/k/a OAN Billing, Inc., for these services. Under these agreements, our service providers bill and collect our charges to our Advertisers through LEC billing. These amounts, net of reserves for bad debt, billing adjustments, telephone company fees (3-7% of billings, depending upon the number of records submitted) and billing company fees (approximately 3% of billings), are remitted to us on a monthly basis. Other costs associated with LEC billing Telco or LEC holdbacks and dilution, which ranges from 10-20% of billings. On August 1, 2002, we signed a three-year agreement with PaymentOne. This agreement automatically renews for successive terms of one year each unless either party provides 90 days' written notice of its desire not to renew. Our agreement with ACI Communications is effective through September 1, 2004 and automatically renews for successive one-year periods unless either party notifies the other party in writing at least 90 days prior to the expiration date. Presently, we are primarily billing though these integrators.

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

Inbound Call Center. Our call center supports incoming calls from our Advertisers for all of our products. The Inbound customer service representatives are responsible for taking calls for billing, technical service, and general questions. The customer service representatives are empowered to activate new accounts, adjust accounts with credits, accept payments, change the billing method, and cancel accounts. Our proprietary customer service representative software is tiered in order to limit the actions taken with an Advertiser's account dependant on the employee's position. (See Technology for more information.) If a customer service representative is unable to accommodate the customer's request, a Supervisor is given the call to ensure the customer is satisfied. In addition, requests beyond those a Supervisor can handle are given to a Department Manager or our Quality Assurance group. The customer service representatives have the ability to update Advertiser's accounts, by adding or changing a Mini-WebPage containing the 40 word description, changing hours of operation, changing the business category, and adding the link to the customer's website and email. Once the customer service representative makes the requested changes, the new information will appear on our website the following business day. This ability allows the Advertiser to make timely changes to their listing. The Inbound Customer Care number is generally staffed 6 days a week.

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

In order to ensure the accuracy and completeness of the Company's financial information, in May, 2002 the independent members of the Company's Board of Directors engaged the services of Jerrold Pierce, a former Senior Special Agent of the Criminal Investigations Division of the Internal Revenue Service for seven western states. Mr. Pierce performs unannounced inspections of the Company's financial records at least once every quarter. Mr. Pierce reports his findings directly to the independent members of the Board and to the Board in its entirety. To date, Mr. Pierce has found no irregularities in the financial statements under current management.

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

Employees

As of December 26, 2003, we do not have any employees. However, we do have 119 full time and four part- time independent contractors engaged either directly by the Company, through employee leasing or through temporary help agencies. Such team members are not covered by any collective bargaining agreements, and we believe our relations with our team members are good.

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


ITEM 2. DESCRIPTION OF PROPERTY

During fiscal 2002, we renewed our long-term operating lease with Art Grandlich d/b/a McKellips Corporate Square on the 16,772 square foot corporate office that is located in Mesa, Arizona for approximately $120,000 annually. This lease expires in June 2006. This facility contains our customer service call center, as well as certain administrative resources.

In October 2003, our wholly owned subsidiary, Telco, signed a three-year lease with Tomorrow 33 Convention, LP on a facility in Las Vegas, Nevada consisting of annual lease payments of approximately $201,000. This facility is approximately 3,500 square feet and is our corporate headquarters and the primary operating facility of Telco. The lease is an operating lease for accounting purposes. This location will shortly replace Telco's facility in Boulder City, Nevada. This space was necessary to accommodate Telco's expanding sales and accounting staff.

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

FISCAL YEAR  QUARTER ENDED        HIGH    LOW
-----------  -------------------  -----  -----
2002         December 31, 2001    $0.23  $0.06
             March 31, 2002       $0.37  $0.12
             June 30, 2002        $0.20  $0.05
             September 30, 2002   $0.11  $0.05
2003         December 31, 2002    $0.13  $0.04
             March 31, 2003       $0.24  $0.08
             June 30, 2003        $1.25  $0.14
             September 30, 2003   $2.41  $0.56


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

Sales of Unregistered Securities

During fiscal 2003, we issued the following shares as payment for legal services. These shares were issued to the following attorneys relating to the favorable resolution of several legal proceedings whereby the Company was the Plaintiff in recovering shares from various consultants who did not provide the agreed-upon services. The issuances of these shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of that act as a transaction not involving a public offering. This exemption was available in connection with the issuances because (i) the shares were issued only to persons or parties who the Company believed were "accredited investors" within the meaning of Regulation D under that act; (ii) no form of general solicitation or general advertising was used in connection with the transactions; and (iii) the parties receiving the shares had access to complete information concerning our company, acquired the shares for investment and not with a view to the distribution thereof, and otherwise were not underwriters within the meaning of Section 2(11) of the Securities Act. There were no underwriters involved in these transactions.

Date              Recipient     Total Shares   Value

June 16, 2003  Peter Strojnik        261,750  $183,225
May 1, 2002 .  Dwight Flickeng       176,896    22,996
May 1, 2002 .  Kevin Flickenge        75,813     9,856
May 1, 2002 .  Joseph McDaniel       191,219    24,858



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

Forward-Looking Statements

This portion of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to: (i) our expectation that legal costs relating to the litigation involving our CEO will not be significant after December 31, 2003; (ii) our projection that capital expenditures will not increase at the same rate in the future; (iii) our anticipation of the cessation of advances to affiliates and the beginning to pay a cash dividend on our common stock in fiscal 2004; (iv) our belief that our direct mail marketing costs in fiscal 2004 will be consistent with our expenditures in fiscal 2003; and (v) our expectation that initial costs incurred in our branding initiative will not immediately result in financial benefit to the Company.

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

Executive Overview

     Business Summary

     We use a business model similar to print Yellow Page publishers. We publish basic directory listings, free of charge, exclusively on the Internet. Like Yellow Page publishers, we generate virtually all of our revenues from those advertisers that desire increased exposure for their businesses by purchasing our Internet Advertising Package, or IAP. Our basic listings contain the business name, address and phone number for almost 18 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format.

     To generate revenues, certain advertisers pay us a monthly fee for our IAP in the same manner that advertisers pay additional fees to traditional print Yellow Page providers for enhanced advertisement font, location or display. The IAP includes a Mini-Webpage, map directions, a toll-free calling feature, a link to the advertiser's own webpage and, at no additional charge, a priority or preferred placement on our website. The users of our website(s) are prospective customers for our advertisers.

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

     IAP advertisers

     In September 2003, we revised the method by which we count our IAP advertisers. We now differentiate between "paying IAP advertisers" and "activated IAP advertisers." Paying IAP advertisers, as the name implies, are those advertisers that are actually currently paying for the IAP service. The terms activated IAP advertisers or activated advertisers are broader and more inclusive terms. They include those advertisers that currently are paying for the IAP service, as well as those advertisers that either have signed-up for the IAP service but have not yet been billed or have been billed but have not yet remitted to us their fees.

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

     We are not permitted to bill our IAP advertisers through Competitive Local Exchange Carriers, or CLECs. Recently, the CLEC's have been participating in providing local telephone services to IAP advertisers at an increasing rate. We have begun to address this problem and we are implementing data filters to reduce the effects of the CLEC's. We have also sought other billing methods to reduce the adverse effects of the CLEC billings, including Automated Clearing House, or ACH, which is direct debit from the IAP advertiser's bank account and credit cards. ACH billing now accounts for approximately 12% of our total billings and has reduced our dependency on LEC billing. We expect this trend to continue and escalate.

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

     The billing aggregators and, subsequently, the LECs filter all billings that we submit to them. We recognize as revenue and accounts receivable the net billings accepted by the LECs. The billing aggregators remit payments to us on the basis of cash that the billing aggregators ultimately receive from the LECs. The billing aggregators and LECs charge fees for their services, which generally are 3% to 7% each on a monthly basis. These fees, in turn, are netted against the gross accounts receivable balance. The billing aggregators and LECs also apply holdbacks to the remittances for potentially uncollectible accounts. These holdbacks and fees result in significant dilution to our gross billings and, therefore, may significantly affect our cash flow.

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

     We process our billings through two primary billing aggregators-PaymentOne, Inc. and ACI Communications, Inc. PaymentOne provides the majority of our billings, collections, and related services.

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

     Our cost of services is comprised, primarily, of variable costs and expenses, including the following, which are reported in both cost of services and sales and marketing expenses:

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

     Our general and administrative expenses are comprised, primarily, of fixed costs, including compensation expenses, which generally equate to 5% to 10% of net revenue, as well as other expenses, such as lease payments, telephone, professional fees, and office supplies. We recognize revenue for direct-invoice billings based on estimated future collections on such billings. We continuously review these estimates for reasonableness based on our collection experience.

     Critical Accounting Estimates and Assumptions

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

     The following summarizes critical estimates made by management in the preparation of the financial statements:

     -    REVENUE RECOGNITION:

     Our revenue is generated by customer subscriptions for directory and advertising services. Our billing and collection procedures include significant involvement of outside parties. We obtain customers through direct mail advertising. When a customer subscribes to our service we create an electronic customer file, which is the basis for the billing. We submit gross billings electronically to third party billing aggregators. These billing aggregators compile and format the information submitted to us and forward the billing records to appropriate LECs. The billing for our service flows through to monthly bills of the individual LEC customers. The LECs collect our billing and remit amounts to the billing aggregators who in turn remit funds to us. Within this process, there are numerous adjustments, charges and holdbacks implemented by the billing aggregators and LEC's.

     o    Customer refunds. We have a customer refund policy that allows the
          -----------------
          customer to request a refund if they are not satisfied with the service within the first 120 days of the subscription. We accrue for refunds based on historical experience of refunds as a percentage of new billings in that 120-day period. Estimated refunds are reserved and charged to net revenue.

          Additionally, there are customers who may not pay the fee for our services even though we believe they are valid subscribers. We review the trend of non-paying customers and include a reserve as a charge to revenue for estimated non-paying customers.

     o    Unbillable records. We recognize revenue during the month for which
          -------------------
          the service is provided based on net billings accepted by the billing aggregators. The billing aggregators may reject and return billing records to us if there is no immediate match in their database as a valid "Billing Telephone Number" ("BTN"). We analyze the trend of accepted vs. rejected billing records. Only accepted records are recognized as revenue. We then analyze the reasons for a record being rejected and then attempt to correct the record for resubmittal. Because there may be a period of 30-60 days to obtain information from the billing aggregators that identify BTNs, we estimate that amount when billed and those billings are excluded from revenue.

     o    Direct bill customers. We bill many subscribers directly. Our
          ---------------------
          collection rate on these billings is significantly lower than those processed through the LECs. We track collections on direct billed customers and recognize revenue from those customers based on the historical collection rates. Our recent collection experience on these billings is approximately 10% to 12%.

     o    Dilution and Related Reserves. We reserve for future fees, chargebacks
          --------------------------------
          and holdbacks charged by the LECs and third party billing aggregators that are related. Because there may be a period of time from when the billings are initiated and fees and holdbacks are adjusted and processed by the billing aggregators, we estimate those fees based on contractual agreements with the billing aggregators and historical experience. Fees and expenses charged by the LECs and billing aggregators are charged to cost of services and netted against gross accounts receivable. Total dilution has approximated 25% to 30% of gross billings.

     -    ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Cash is received through the process discussed above. We have contractual advance rates with our third party billing aggregators. The billing aggregators report to us their holdbacks. These holdbacks include those submitted by the LECs. Some of these holdbacks may take 12-18 months to collect and "true-up" with the billing aggregators. We estimate an allowance for doubtful accounts on the basis of information provided by the billing aggregators. This information is an indicator of timely payments made by our subscribers. At September 30, 2003, the allowance for doubtful accounts was approximately 30% of gross accounts receivable.

     -    CARRYING VALUE OF INTELLECTUAL PROPERTY:

     The carrying value of our intellectual property at September 30, 2003, relates primarily to the purchase of the Yellow-Page.Net Universal Resource Locator ("URL") from Telco Billing. The URL is recorded at its $5,000,000 purchase price less accumulated amortization of $1,820,517. We have estimated the useful life of this asset to be 20 years.

     We believe that based on our current income and cash flow, the carrying value of the URL is not impaired at September 30, 2003. We believe our customers use this URL for maintaining their subscriptions to the Company's service. The Company has had an unaffiliated, independent third party appraiser perform a valuation of the URL. That valuation also supports the conclusion that the value is not impaired at September 30, 2003.

     -    CAPITALIZATION OF DIRECT RESPONSE ADVERTISING COSTS AND AMORTIZATION
          THEREOF:

     The Company purchases mailing lists and sends advertising materials to prospective subscribers from those mailing lists. Customers subscribe to the services by positively responding to those advertising materials, which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eighteen months, the estimated average period of retention for new customers. We believe that when a customer is retained through the 120-day refund period, long term retention is longer than the 18 month amortization period. However, due to attrition in the first months of a new subscription, the amortization period has been determined to be 18 months. The carrying value of $3,243,241 includes the gross cost of approximately $6,157,017 less amortization of $2,913,776.

     -    INCOME TAXES:

     Management evaluates the probability of the utilization of the deferred income tax assets. The Company has estimated a $1,373,000 deferred income tax asset at September 30, 2003. Of that amount, $979,000 related to net operating loss carryforwards at September 30, 2003. Management determined that because the Company has been generating taxable income it was appropriate to recognize the deferred income tax asset related to the net operating loss carryforward. Management is required to make judgments and estimates related to the timing and utilization of net operating loss carryforwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

     Future Outlook

     We expect to make progress on a number of initiatives over the next six to twelve months, including the following:

     -    attempt  to  get  listed  on  a national exchange or quotation system;

     -    add  additional  independent  directors  to  our  Board  of Directors;

     - establish an audit committee that fully complies with the requirements of Sarbanes-Oxley and the exchanges;

     -    engage  a  national  auditing  firm;

     - obtain broader, more sophisticated and more reliable research coverage; and

     - roll out our national branding campaign through various mediums of advertisement, including, Internet, billboard, radio and cable television in select markets to be determined. We have recently engaged a marketing firm. We expect to use approximately $2,000,000 on this campaign over the next 18 months. This may have a negative impact on our margins. However, to mitigate any adverse impact, management intends to attempt to incur these expenses gradually to be commensurate with anticipated increases in revenues resulting from the branding campaign.

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

Termination of the Revolving Loan Agreements With Our Major Shareholders-Mathew and Markson and Morris & Miller, LTD ("M&M's")

As part of the original acquisition of our subsidiary, Telco Billing, from the M&Ms, we provided them with the right to "put" back to us their shares of Company common stock under certain circumstances. We subsequently entered into a new arrangement with the M&Ms, whereby their "put" rights were terminated in exchange for the establishment of revolving lines of credit. Under these lines of credit, we agreed to lend up to $10 million to each of the M&Ms, subject to certain limitations.

In December 2003, we entered into an agreement with the M&M's to terminate the revolving lines of credit previously provided to them. Under this termination agreement, which is effective as of April 9, 2004, we are to make final advancements to the M&Ms of approximately $1,300,000. The aggregate of all advances made by the Company to these shareholders is to be repaid to the Company at the end of three years, along with accrued interest.

The schedule of final advances that we are to make to the M&Ms under the termination agreement are as follows:

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

As part of this new agreement, we have also agreed to pay a quarterly dividend of not less than $.01 per share beginning April 30, 2004 for the period ended March 31, 2004. We believe this is in the best interests of all of our shareholders.

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

Results of Operations

Fiscal  Year  End  September  30,  2003  Compared  to  Fiscal Year End September
30,2002.

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

Cost of services for Fiscal 2003 was $8,357,768 compared to $3,497,678, an increase of 139%. The increase in cost of services is due to the increased IAP customer count, as well as the increase in our direct mail solicitation effort whereby we are currently mailing, on average, approximately 1 million mailers to businesses each month. Cost of services as a percent of net revenue was approximately 27% for Fiscal 2003 compared to 28% for Fiscal 2002. Gross margins improved to 73% in Fiscal 2003 compared to 72% in Fiscal 2002. The improvement in gross margin results from the leveraging of certain fixed costs, included in cost of services, over a larger customer base.

General and administrative expenses for Fiscal 2003 were $8,657,690 compared to $4,754,665 for Fiscal 2002, an increase of approximately 82%. General and administrative expenses increased due to an increase in costs and employees relating to our previously-described growth in IAP Advertisers, the establishment in Fiscal 2003 of our Quality Assurance and Outbound departments as well as an increase in certain officers' compensation relating to employment contracts with such officers. In addition, during Fiscal 2003, the Company paid $410,054 for the costs of defending a civil action filed against its CEO and Chairman pursuant to a Board of Directors resolution. The action involved a business in which the CEO was formerly involved. The Board believed that it was important and in our best interests and in the best interests of our shareholders to resolve this matter as soon as possible. As described under "Recent Developments," this matter has now been resolved and we no longer expect to incur significant legal costs after December 31, 2003 relating to this matter. Excluding the previously described legal costs, general and administrative expenses increased approximately 67% in Fiscal 2003 over Fiscal 2003. As a percent of net revenue, general and administrative expenses were approximately 28% in Fiscal 2003 compared to approximately 38 % in Fiscal 2002. Excluding the previously-described legal costs, general and administrative expenses as a percent of net revenue was approximately 26% in Fiscal 2003 compared to 38% in Fiscal 2002.

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

Income before income taxes was $9,961,043 in Fiscal 2003 and $3,450,489 in Fiscal 2002, representing an increase of approximately 189%. As a percent of net revenue, income before income taxes was 32% in Fiscal 2003 compared to 27% in Fiscal 2002.

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

Net income for Fiscal 2003 was $7,923,891, or $0.18 per share, compared to $3,696,463 or $0.09 per share for Fiscal 2002, an increase in net profit of approximately 114% despite a much higher tax provision in Fiscal 2003. The increase in net income resulted from the increased IAP Advertiser count and associated revenue cited above with a less than corresponding increase in expenses cited above offset by the greater tax provision in Fiscal 2003. Net profit as a percent of revenue decreased to approximately 26% in Fiscal 2003 from 29%% in Fiscal 2002 due to the Company increased tax provision in Fiscal 2003 compared to Fiscal 2002 as well as the previously-mentioned legal costs.

Liquidity and Capital Resources

Our cash balance increased to $2,378,848 for Fiscal 2003 from $767,108 for Fiscal 2002. We funded working capital requirements primarily from cash generated from operating activities and utilized cash in investing activities and financing activities.

Operating Activities. Cash provided by operating activities was $4,762,238 for Fiscal 2003 compared to $1,158,015 for Fiscal 2002. The principal source of our operations revenue is from sales of Internet Yellow Page advertising. The increase in cash provided from operations resulted from an increase in net profit offset by an increase in our accounts receivable, deferred income taxes and customer acquisition costs which also increased as a result of our increased profitability and the continuation of our direct mail marketing solicitation effort.

Investing Activities. Cash used by investing activities was $2,798,500 for Fiscal 2003 compared to $244,077 for Fiscal 2002. Advances to affiliates increased to $1,893,131 in Fiscal 2003 compared to $116,757 in Fiscal 2002. As described under "Recent Developments," advances to affiliates are expected to cease in Fiscal 2004. We intend to institute a quarterly $0.01 per share dividend on our common stock at that time. In Fiscal

2003, we purchased $736,955 of equipment compared to $77,632 in Fiscal 2002. Increased computer purchases in Fiscal 2003 resulted from the previously described upgrade to our information technology systems as well as the establishment of our Quality Assurance and Outbound efforts. We do expect capital expenditures to increase at this same growth rate in the future. Expenditures for intellectual property increased to $261,545 in Fiscal 2003 compared to $49,688 in Fiscal 2002. This increase primarily resulted from the licensing of the YP.Com URL from OnRamp Access, Inc.

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

Morris & Miller, Ltd.

$275,000 on January 30, 2004
$300,000 on February 27, 2004
$500,000 on March 31, 2004
Sufficient funds to pay 3 years interest on April 9, 2004

Mathew and Markson, Ltd.

$50,000 on January 30, 2004
$100,000 on February 27, 2004
$75,000 on March 31, 2004
Sufficient funds to pay 3 years interest on April 9, 2004

Prior to December 31, 2003, our Board of Directors created YP Charities, an Internal Revenue Code 501(c)(3) corporation, established to make charitable contributions to worthy causes on our behalf and to encourage other companies that are good corporate citizens to do the same. YP Charities is not a subsidiary of the Company. It is a non-member, non-profit entity controlled and run exclusively by the board of directors of YP Charities, which is currently comprised of certain officers and directors of the Company. As of this filing, we have not remitted any amounts to YP Charities but plan to contribute $100,000 during fiscal 2004.

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

WE MAY NOT BE ABLE TO SECURE ADDITIONAL CAPITAL TO EXPAND OUR OPERATIONS.

     Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel. We currently anticipate that our cash on hand, together with cash flows from operations, will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, however, we may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities. Our future liquidity and capital requirements will depend on numerous factors, including the following:

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

ITEM  7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YP.NET,  INC.

TABLE OF CONTENTS                                              PAGE
===================================================================

INDEPENDENT AUDITORS' REPORT                                     64

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheet at September 30, 2003             65

    Consolidated Statements of Operations for the years ended    66
      September 30, 2003 and September 30, 2002

    Consolidated Statements of Stockholders' Equity for the      67
      years ended September 30, 2003 and September 30, 2002

    Consolidated Statements of Cash Flows for the                69
      years ended September 30, 2003 and September 30, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       71

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

As discussed in Note 1 to the financial statements, the Company's consolidated statement of operations for the year ended September 30, 2002, had previously reported net revenues of $13,232,743 which has been decreased by $614,617 due to reclassifications of certain customer refunds of $313,716 previously reported in cost of services and $300,901 of revenue generated for services performed for an affiliate being reclassified as other income. These changes had no effect on net income for the year ended September 30, 2002. It was also noted that 3,081,500 shares of issued common stock had been improperly included in the outstanding shares. These shares were actually treasury shares and therefore should be excluded form the number of shares outstanding. The Company corrected the error by reclassifying the par value of those shares of $3,082 from the common stock account to the paid in capital account. This matter had the effect of overstating the weighted average shares outstanding and the basic and diluted earnings per share for the year ended September 30, 2002 was therefore increased from $0.08 to $0.09. These matters were discovered subsequent to the issuance of the financial statements for the year ended September 30, 2002.

/s/  EPSTEIN,  WEBER  &  CONOVER,  P.L.C.
     Scottsdale,  Arizona
     December  5,  2003


YP.NET,  INC.

CONSOLIDATED  BALANCE  SHEET
SEPTEMBER  30,  2003
--------------------------------------------------------------------------



ASSETS:
CURRENT ASSETS
   Cash and cash equivalents                                                    $ 2,378,848
   Accounts receivable, net                                                       7,328,624
   Prepaid expenses and other current assets                                        154,276
   Deferred tax asset                                                             1,400,637
                                                                                ------------
      Total current assets                                                       11,262,385

ACCOUNTS RECEIVABLE - long term portion                                           1,123,505
CUSTOMER ACQUISITION COSTS,
    net of accumulated amortization of $2,913,776                                 3,243,241
PROPERTY AND EQUIPMENT, net                                                         731,142
DEPOSITS AND OTHER ASSETS                                                           148,310
INTELLECTUAL PROPERTY- URL, net of accumulated
  amortization of $1,868,283                                                      3,512,952
ADVANCES TO AFFILIATES                                                            2,126,204
                                                                                ------------
    TOTAL ASSETS                                                                $22,147,739
                                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                             $   428,423
   Accrued liabilities                                                            1,413,245
   Notes payable - current portion                                                  115,868
   Income taxes payable                                                           2,689,312
                                                                                ------------
      Total current liabilities                                                   4,646,848

DEFERRED INCOME TAXES                                                                27,864
                                                                                ------------

      Total liabilities                                                           4,674,712
                                                                                ------------

STOCKHOLDERS' EQUITY:
   Series E convertible preferred stock, $.001 par value, 200,000 shares
    authorized, 131,840 issued and outstanding, liquidation preference $39,552       11,206
   Common stock, $.001 par value, 100,000,000 shares authorized,
     55,265,136 issued, 48,560,802 outstanding                                       48,561
   Paid in capital                                                                9,057,187
   Deferred stock compensation                                                   (3,840,843)
   Treasury stock at cost                                                          (690,306)
   Retained earnings                                                             12,887,222
                                                                                ------------
      Total stockholders' equity                                                 17,473,027
                                                                                ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $22,147,739
                                                                                ============

   The accompanying notes are an integral part of these consolidated financial statements.

YP.NET,  INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
-------------------------------------------------------------


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


YP.NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
---------------------------------------------------------------------------------------


                                                COMMON STOCK       PREFERRED E            TREASURY     PAID-IN     RETAINED
                                             SHARES       AMOUNT     SHARES     AMOUNT     STOCK       CAPITAL     EARNINGS
                                          -------------  --------  -----------  -------  ----------  -----------  -----------

BALANCE OCTOBER 1, 2001                     40,732,180   $40,732             -  $     -  $(171,422)  $4,559,888   $1,269,340

   Common stock issued for
     services                                  100,000       100                                          8,900

   Common stock received under legal
      settlements and placed in treasury      (250,000)     (250)                                      (267,425)

   Series E preferred stock issued
      in exchange for common shares           (131,840)     (132)      131,840   11,206                 (11,074)

   Series E preferred stock dividends                                                                                   (494)

   Net income                                                                                                      3,696,463

                                          -------------  --------  -----------  -------  ----------  -----------  -----------
BALANCE
    SEPTEMBER 30, 2002                      40,450,340   $40,450       131,840  $11,206  $(171,422)  $4,290,289   $4,965,309
                                          =============  ========  ===========  =======  ==========  ===========  ===========


                                             TOTAL
                                          -----------

BALANCE OCTOBER 1, 2001                   $5,698,538

   Common stock issued for
     services                                  9,000

   Common stock received under legal
      settlements and placed in treasury    (267,675)

   Series E preferred stock issued
      in exchange for common shares                -

   Series E preferred stock dividends           (494)

   Net income                              3,696,463

                                          -----------
BALANCE
    SEPTEMBER 30, 2002                    $9,135,832
                                          ===========

                                   (CONTINUED)

    The accompanying notes are an integral part of these consolidated financial statements

YP.NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
-------------------------------------------------------------------------------------------------


                                                 COMMON STOCK      PREFERRED E            TREASURY    PAID-IN       DEFERRED
                                             SHARES       AMOUNT     SHARES     AMOUNT     STOCK      CAPITAL     COMPENSATION
                                          -------------  --------  -----------  -------  ----------  ----------  --------------

    BALANCE OCTOBER 1, 2002                 40,450,340   $40,450       131,840  $11,206  $(171,422)  $4,290,289  $           -

  Common stock issued for
    services                                 7,005,678     7,006                                        712,678

   Common stock received under legal
      settlements and placed in treasury      (468,216)     (468)                         (473,884)         468

   Common stock issued for URL                 100,000       100                                         59,900

  Purchase of treasury stock                  (500,000)     (500)                          (45,000)         500

  Series E preferred stock dividends

  Common stock issued in restricted
       stock plan                            1,973,000     1,973                                      3,993,352     (3,995,325)

  Amortization of deferred stock
       compensation                                                                                                    154,482

  Net income

                                          -------------  --------  -----------  -------  ----------  ----------  --------------
BALANCE
    SEPTEMBER 30, 2003                      48,560,802   $48,561       131,840  $11,206  $(690,306)  $9,057,187  $  (3,840,843)
                                          =============  ========  ===========  =======  ==========  ==========  ==============


                                            RETAINED
                                            EARNINGS       TOTAL
                                          ------------  ------------
    BALANCE OCTOBER 1, 2002               $ 4,965,309   $ 9,135,832

  Common stock issued for
    services                                                719,684

   Common stock received under legal
      settlements and placed in treasury                   (473,884)

   Common stock issued for URL                               60,000

  Purchase of treasury stock                                (45,000)

  Series E preferred stock dividends           (1,978)       (1,978)

  Common stock issued in restricted
       stock plan                                                 -

  Amortization of deferred stock
       compensation                                         154,482

  Net income                                7,923,891     7,923,891

BALANCE
    SEPTEMBER 30, 2003                    $12,887,222   $17,473,027
                                          ============  ============

    The accompanying notes are an integral part of these consolidated financial statements


YP.NET,  INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
-------------------------------------------------------------

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


YP.NET,  INC.

CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2001
-------------------------------------------------------


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

YP.NET,  INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002
-------------------------------------------------------

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

     The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and Telco, its wholly owned subsidiary, for the years ended September 30, 2003 and September 30, 2002. Certain reclassifications have been made to the September 30, 2002 balances to conform to the 2003 presentation. These reclassifications to the 2002 financial statements include:

     - Customer refunds of $313,716 in 2002 have been reclassified by moving them from cost of services to netting them in revenue. As a result of better reporting by the third party billing aggregator, these refunds were specifically identified when they were previously included as a general charge back by the billing aggregator.

     - It was determined that $300,901 of revenue generated by providing services to an affiliate, Simple.net, which encompassed loaning personnel to the affiliate on a contract basis, did not represent customer revenue in the Company's product line and that those related billings should therefore be excluded from customer revenue. The Company reduced revenue as previously reported by $300,901 and reclassified that amount in other income.

     - It was discovered in the year ended September 30, 2003, that 3,081,500 shares of issued common stock had been improperly included in the outstanding shares. These shares were actually treasury shares and therefore should be excluded from the number of shares outstanding. The Company corrected the error by reclassifying the par value of those shares of $3,082 from the common stock account to the paid in capital account. The incorrect number of treasury shares also had the effect of incorrectly reporting the weighted average shares outstanding for purposes of the earnings per share calculation. The weighted average shares outstanding was previously reported as 43,745,045 and has been corrected to 41,474,180. The effect of the corrected weighted average shares outstanding on the basic and diluted earnings per share for the year ended September 30, 2002 was an increase from $0.08 to $0.09.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Cash and Cash Equivalents: This includes all short-term highly liquid
     -----------------------------
     investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At September 30, 2003, cash deposits exceeded those insured limits by $2,255,000.

     Principles of Consolidation: The consolidated financial statements include
     ------------------------------
     the accounts of the Company and its wholly owned subsidiary, Telco Billing, Inc. All significant intercompany accounts and transactions are eliminated.

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

     Property and Equipment: Property and equipment is stated at cost less
     -------------------------
     accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense was $273,340 and $178,058 for the years ended September 30, 2003 and 2002 respectively.

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

     Income Taxes: The Company provides for income taxes based on the provisions
     -------------
     of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

     Net  Income Per Share: Net income per share is calculated using the
     ------------------------
     weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128, Earnings Per Share.


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

     From time to time, the Company issues stock options to executives, key employees and members of the Board of Directors. Generally, when the Company grants stock options to employees, there is no intrinsic value of those options on the date of grant. Accordingly, no compensation cost has been recognized for stock options granted to employees. There were no options granted in the years ended September 30, 2003 and 2002 nor was there any additional vesting of options previously granted. Because no options were granted during the years ended September 30, 2003 and 2002, there is no presentation of pro forma information regarding net income.

     The Company accounts for stock awards issued to nonemployees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

     Impairment of Long-lived Assets: The Company assesses long-lived assets for
     ----------------------------------
     impairment in accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 121 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. Recoverability of the asset is determined by comparing the forecasted undiscounted cash flows generated by said asset to its carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value.

     Recently  Issued  Accounting  Pronouncements: In July 2002, the FASB issued
     -------------------------------------------
     SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". This Standard requires costs associated with exit or disposal activities to be recognized when they are incurred. The Company estimates the impact of adopting these new rules will not be material.

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

     EBillit, Inc. ("EBI") provides the majority of the Company's billings, collections, and related services. The net receivable due from EBillit at September 30, 2003 was $6,457,998, net of an allowance for doubtful accounts of $2,269,027. The net receivable from EBI at September 30, 2003, represents approximately 76% of the Company's total net accounts receivable at September 30, 2003.

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

The allowance for doubtful accounts is attributable to the following categories at September 30, 2003:

Holdback reserves of Local Exchange Carriers              $2,221,441

Reserves held by active third party billing aggregators      757,673

Reserves held by inactive third party billing aggregator     154,037

Reserve for refunds                                          250,000
                                                          ----------
                                                          $3,383,151
                                                          ==========


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

     The following summarizes the estimated future amortization expense related to intangible assets:

     Years ended September 30,
                          2004       $  431,022
                          2005          398,528
                          2006          343,986
                          2007          236,212
                          2008          213,035
                          Thereafter  1,890,169
                                     ----------

                          Total      $3,512,952
                                     ==========

5.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2003:

    Leasehold improvements              376,287
    Furnishings and fixtures            167,706
    Office and computer equipment       857,869
                                     -----------
      Total                           1,401,862
      Less accumulated depreciation    (670,720)
                                     -----------

        Property and equipment, net   $  731,142
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
Collateralized by all assets of the Company.          $115,868
                                                      ========


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



          Income taxes for years ended September 30, is summarized as follows:

                                  2003         2002
                              ------------  ----------

Current Provision             $ 3,503,067   $ 486,243
Deferred (Beefit) Provision   (1,465,915)   (732,217)
                              ------------------------
Net income tax provision      $ 2,037,152   $(245,974)
                              ========================


     A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

                                        2003                 2002
                                    ------------         ------------

Federal statutory rates             $ 3,387,140     34%  $ 1,173,166     34%
State income taxes                      119,546      1%      241,534      7%
Utilization of valuation allowance            -      -    (1,471,141)  (43)%
Change in estimate of NOL due to
  changes in structuring and state
  income tax rates used              (1,465,381)  (15)%     (143,575)   (4)%
Other                                    (4,153)     -       (45,958)   (1)%
                                    ----------------------------------------
Effective rate                      $ 2,037,152     20%  $  (245,974)   (7)%
                                    ========================================


At September 30, 2003, deferred income tax assets and liabilities were comprised of:

Deferred Income Tax Assets:
 Book/tax differences in accounts receivable         $1,184,103
 Deferred compensation                                  372,532
 Book/tax differences in intangible assets               72,140
 Net operating loss carryforward                        979,138
                                                     ----------
    Total deferred income tax asset                   2,607,913
                                                     ----------

Deferred Income Tax Liabilities:
 Book/tax differences in depreciation                    10,006
 Book/tax differences in customer acquisition costs   1,135,134
                                                     ----------
     Total deferred income tax liability              1,145,140
                                                     ----------

   Net income tax asset                              $1,462,773
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

     Future minimum annual lease payments under operating lease agreements for years ended September 30 are as follows:

          2004   $  427,597
          2005      383,679
          2006      292,125
          -----  ----------

          Total  $1,103,401
          -----  ==========

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

     Line of Credit Facilities
     -------------------------

     The Company has a line of credit arrangement with a financial institution for a total of $250,000. Interest on borrowings is at the prime rate plus 0.5%. The facility expires in May 2004. There were no outstanding borrowings under this arrangement at September 30, 2003.

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

     The following presents the computation of basic and diluted loss per share from continuing operations:

                                                         2003                               2002
                                                      ------------                        ---------
                                                                      Per                               Per
                                           Income       Shares       Share     Income      Shares      share
                                         -----------  ------------  -------  -----------  ---------  ---------

Net  Income                              $7,923,891                          $ 3,696,463
Preferred stock dividends                    (1,978)                                (494)
                                         -----------                         ------------
Income available to common
 Stockholders                            $7,921,913                          $ 3,695,969
                                         ===========                         ============
BASIC EARNINGS PER SHARE:


Income available to common stockholders  $7,921,913    45,090,877   $  0.18  $3,695,969  41,474,180  $0.09
                                         ===========                =======  ===========

Effect of dilutive securities                N/A                                 N/A        N/A

DILUTED EARNINGS PER SHARE               $7,921,913    45,090,877   $  0.18  $3,695,969  41,474,180  $0.09
                                         ===========                =======  ===========             =====

12.  RELATED  PARTY  TRANSACTIONS

     During the years ended September 30, 2003 and 2002, the Company entered into the related party transactions with Board members, officers and affiliated entities as described below:

     Directors & Officers
     ----------------------

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

     During the year ended September 30, 2003, the Company paid a total of approximately $1,933,000 to Sunbelt. That amount includes $410,054 as reimbursement of legal fees incurred by Sunbelt related to the personal legal matters discussed in Note 10. Also included in that amount is $597,000 in fees for services rendered by Sunbelt. Additionally, the CEO and Sunbelt were awarded grants of the Company's common stock valued at approximately $603,000. Approximately $443,322 (including the taxes on these amounts) of the total remains accrued at September 30, 2003.

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

     The total amount paid and accrued to AIM during the year ended September 30, 2003 was $754,750. Of that amount, $74,750 was compensation for services and a stock award valued at $480,000. Of the total, $98,294 is accrued at September 30, 2003.

     MAR & Associates
     ------------------

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

     At September 30, 2003, there were no options exercisable or outstanding. No options were granted in the years ended September 30, 2003 and 2002.

     The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

                                             2003            2002
                                           --------         --------
                                                    Weighted        Weighted
                                                     Average        Average
                                                    Exercise        Exercise
                                                     Price           Price
                                                     -----           -----

Warrants outstanding at beginning of year   500,000  $2.12  500,000  $2.12
Granted                                         -0-    -0-
Expired                                         -0-    -0-
 Exercised                                      -0-    -0-
                                           -------------------------------
   Outstanding at September 30,             500,000  $2.12  500,000  $2.12
                                           ===============================

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

16.  OTHER INCOME

     Other income for the years ended September 30, 2003 and 2002, includes gains of $473,884 and $267,000, respectively related to the rescission of consulting contracts. Additionally, other income for the year ended September 30, 2003 includes $618,000 of income earned from an affiliate for technical services provided to that affiliate. The total income is reduced by expenses incurred in other legal settlements. Also, in the year ended September 30, 2002, is a gain of $130,000, net of legal costs, resulting from the settlement of a dispute with one of the Company's former billing companies.

                                    PART III

ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

The Company's Board of Directors currently consists of five members with each member serving for a one year term. In connection with an Annual Meeting of Stockholders scheduled for April 2, 2004, we are asking our stockholders to approve a proposal that would create a classified board consisting of three different classes of directors serving for staggered terms. There are no arrangements or understandings between any of the directors or any other persons pursuant to which any of the directors have been selected as directors, other than as described below. There are no "family relationships" among the directors, as that term is defined by the Securities and Exchange Commission ("SEC"). Set forth below is our current Board of Directors, including their age and positions with the Company, each as of September 30, 2003, as well as the anticipated class in which they would serve and the length of their term should they be elected.

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

ANGELO TULLO. Mr. Tullo has served as the Chairman of the Board of YP.Net since February 2000. Mr. Tullo was hired as Chief Executive Officer and President on September 10, 2000. Mr. Tullo has been the president of Sunbelt Financial Concepts, Inc., an investment banking and consulting firm in Scottsdale, Arizona, since December 14, 1999. From January 1997 to December 1999, Mr. Tullo was President and a director of American Business Funding Corp., which was in the business of accounts receivable factoring for small and medium sized businesses. For over twenty years, Mr. Tullo has been active as a business consultant. Mr. Tullo has actively worked in the areas of commercial financing and factoring for the past ten years. He has owned and operated factoring companies, leasing companies, consulting companies, wholesale companies, professional employment organizations, insurance agencies, heating and air conditioning contractors, retail oil companies, real estate companies and restaurants. He is a former member of the CEO Club in New York, and currently is a member and honorary Mesa Chairman of the Presidential Business Roundtable Committee and the Turnaround Management Association.

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

DEVAL JOHNSON. Mr. Johnson has served as a director since October 1999. Currently, Mr. Johnson serves as Corporate Secretary and Vice President and has served in those capacities since January 2002 and June 2002, respectively. Prior to the acquisition of Telco Billing, Inc., our wholly owned subsidiary, Mr. Johnson was part of the team that created what is now the YP.Com concept. Mr. Johnson started with Telco in 1997. When Telco

Billing was acquired in June 1999, Mr. Johnson left to create Simple.Net, an Internet service provider. In October 1999, Mr. Johnson was asked to return to serve as a Director of the Company, whereupon he was instrumental in refocusing the Company on its newly acquired business, which resulted in the corporate name change to YP.Net, Inc. Since that time, Mr. Johnson has been the art director responsible for the design of the in-house sales presentations, creation of the corporate logo(s) and image for YP.Net and directs the team that creates and manages our web presence. In 2001, Mr. Johnson consolidated his other business interests, GraffitiWorx, a graphic design firm and SiteForce, a web site design firm, into Advanced Internet Marketing, Inc. to provide design and marketing services to a variety of companies. Mr. Johnson continues to offer these services to the Company. Prior to 1997, Mr. Johnson created the PrintPro franchise concept for Design Concept Printing & Signs, Inc. and headed up their graphic design department. Mr. Johnson is actively involved with web site promotion, interactive design, Internet advertising and public relations. Mr. Johnson continues his business Simple.Net where he serves as an officer and director.

GREGORY B. CRANE. Mr. Crane has been a director of YP.Net since February 2000. Since September 2003 he had served as Chief Operating Officer of Telco Billing, our wholly owned subsidiary and the entity out of which we conduct most of our operations. Mr. Crane served as the Company's Director of Operations from February 2000 to September 2000. Mr. Crane has served as President of Advertising Management and Consulting Services, Inc. ("AMCS") since January 29, 2001. AMCS provides marketing and administrative services, as well as personnel, to the Company. From mid-1997 to December 2002, Mr. Crane served as a marketing consultant to Business Executive Services, Inc. ("BESI"), a direct mail management and processing company. From September 1998 to June 1999, Mr. Crane was the General Manager of Telco Billing. Mr. Crane has owned and operated several businesses, including residential and commercial builders, multi-state mail order, and document-preparation companies, and also was the creator of the Yellow-Page.Net concept. Mr. Crane is a former member of the Young Entrepreneur's Organization.

In connection with a former business of Mr. Crane, State Recording Services, Inc., which provided homestead declaration document preparation and filing services, Mr. Crane and that business were subject to injunctive actions brought by the state of Florida as a result of complaints relating to the presentation of solicitation mailers. Mr. Crane voluntarily entered into a consent order with the State of Florida that required him to supply a copy of the mailer to be printed within 14 days prior to its mailing, as well as the payment of civil penalties, restitution, and attorneys' fees if he were to violate the order in the future. The order was violated due to an error in type size made by a printing company hired by Mr. Crane's business. The printing company has admitted its responsibility for this error. Despite the printing company's admission, Mr. Crane was subject to a judgment, dated February 1998, in the amount of approximately $1.4 million, plus accrued interest. However, because of the printing company's admission, the State of Florida took no action on this matter, which was finally vacated in June 2003.

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

NAME                AGE     POSITION
----------------  --------  --------

David J. Iannini        44  Chief Financial Officer
John Raven              39  Chief Technology Officer

DAVID J. IANNINI. Mr. Iannini has served as our Chief Financial Officer since August 2002. Mr. Iannini was employed as Treasurer and Vice President of Corporate Development of Viad Corp, a publicly held company, from July 1999 to June 2002. Viad Corp. is a diversified service business with operating companies involved in the financial services, convention, travel and other businesses. Mr. Iannini was an investment banker from August 1986 to July 1999, primarily with Salomon Brothers, Inc. Mr. Iannini received his Masters in Business Administration, Summa Cum Laude, from the Anderson Graduate School of Management at U.C.L.A. Prior to his graduate studies, he worked with a Big Five accounting firm and is a certified public accountant. Mr. Iannini received his Bachelors of Science degree, Magna Cum Laude, in Accounting from Boston College in 1981.

JOHN RAVEN. Mr. Raven was appointed Chief Technology Officer for YP.Net, Inc. in September 2003. Mr. Raven has over ten years experience in the technology arena and 16 years of overall leadership experience working with companies such as Perot Systems (PER) where he worked in 2003 and managed 640 staff members, Read-Rite Corp (RDRT) where he worked from 2000 to 2003, as well as Cap Gemini Ernst & Young (CAPMF) where he worked from 2000 to 2002. Mr. Raven also served as Director of Information Technology at Viacom's ENG Network division where he worked from 1996 to 1999. Mr. Raven has experience in software engineering, data and process architecture, systems development, and database management systems. At NASA's Jet Propulsion Laboratory, where he worked from 1993 to 1996, Mr. Raven was a team member and information systems engineer for the historic 1997 mission to Mars conducted with the Pathfinder space vehicle and the Sojourner surface rover. Mr. Raven received his Bachelors of Science in Computer Science from the California Institute of Technology in 1991. His certifications include Cisco Internetwork Engineer, Project Management from the

Project Management Institute, Certified Project Manager from Perot Management Methodology Institute, Microsoft Certified System Engineer, and Certified Novel Engineer.


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

CODE OF ETHICS

We have not yet adopted a corporate code of ethics due to the substantial number of other items we are currently addressing in an effort to fully comply with the provisions imposed by Sarbanes-Oxley. Our board of directors is considering, over the next year, establishing a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

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

                                               Shares            Percentage of
Name                                     Beneficially Owned  Shares Outstanding (1)
---------------------------------------  ------------------  ----------------------

Angelo Tullo (2)                                  4,325,000                    8.9%
Gregory B. Crane (3)                              1,277,500                    2.6%
DeVal Johnson (4)                                 1,329,000                    2.7%
David J. Iannini (5)                                600,000                    1.2%
John Raven                                          100,000                      *
Daniel L. Coury, Sr.                                200,000                      *
Peter Bergmann                                      201,000                      *
Mathew and Markson Ltd. (6) (7)                  10,575,062                   21.8%
Morris & Miller Ltd. (6)                         10,350,000                   21.3%
Sunbelt Financial Concepts, Inc. (8)(9)           4,325,000                    8.9%

All executive officers and
directors as a group
(7 persons).                                      7,982,500                     16%

* Represents less than one percent (1%) of our issued and outstanding common stock.
________________

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


(6) Address is Woods Centre, Friar's Road, P.O. Box 1407, St. John's, Antigua, West Indies.

(7) The number of shares held by Mathew and Markson, Ltd. includes 2,000,000 shares issued as collateral for a debt owed by the Company. Mathew and Markson has voting control of these shares. These shares will be returned to the Company and cancelled upon timely payment of the debt. Ilse Cooper, is the control person for both Mathew and Markson and Morris & Miller.

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

                                (a)                      (b)                      (c)
                      Number of securities
                      remaining available for
                      Number of securities      future issuance under
                      to be issued upon         Weighted-average        equity compensation
                      exercise of               exercise price of       plans (excluding
                      outstanding options,      outstanding options,    securities reflected in
                                                                                   -------------
Plan category         warrants and rights       warrants and rights     column (a))
--------------------  ------------------------  ----------------------  ------------------------

Equity
compensation plans
approved by
security holders (1)             2,269,000 (2)  N/A                                      731,000

Equity
compensation plans
not approved by
security holders                            0   N/A                                            0

     Total                          2,269,000   N/A                                      731,000

1 The 2003 Stock Plan was approved by written consent of a majority of the Company's stockholders on July 21, 2003.

2 This number represents the number of shares of restricted stock granted to eligible persons under the Plan.


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

In fiscal 2002, Sunbelt was paid approximately $240,000 in fees, $15,000 in Flex compensation under the Flex Compensation program and $12,000 in director fees.

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

In fiscal 2002, AMCS was paid approximately $237,000 in fees, $35,000 as an annual bonus, and $12,000 in director's fees. AMCS was also granted approximately $75,000 in restricted stock in fiscal 2002 as additional compensation.

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

In fiscal 2002, AIM was paid approximately $113,800 in fees, $20,000 as an annual bonus, and $12,000 in director's fees. AIM was also granted approximately $75,000 in restricted stock in fiscal 2002 as additional compensation.

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

In fiscal 2002, MAR was paid approximately $11,538 in fees. MAR was also granted approximately $28,750 in restricted stock in fiscal 2003 as additional compensation.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM  8-K

(a) The following exhibits are either attached hereto or incorporated herein by reference as indicated:


                                                                                              Date
                                                                                              ----
Exhibit                                                                                    Previously
                                                                                           ----------
Number   Description                              Previously Filed as Exhibit  File Number   Filed
-------  ---------------------------------------  ---------------------------  -----------  --------

   10.1    Agreement with Switchboard             Exhibit 10.28 to Amendment   000-24217    7/8/2003
                                                  No. 1 to the Registrant's
                                                  Quarterly Report on Form 10-
                                                  QSB/A for the period ended
                                                  March 31, 2003

   10.2    Agreement with Pike Industries (a/k/a  Exhibit 10.26 to Amendment   000-24217    7/8/2003
           Yellow.com)                            No. 1 to the Registrant's
                                                  Quarterly Report on Form 10-
                                                  QSB/A for the period ended
                                                  March 31, 2003

   10.3    Solicitation Partnership Agreement     Attached hereto
           between the Registrant and CHG Allied,
           Inc. dated August 4, 2003,

     23    Consent of Epstein, Weber and          Attached hereto
           Conover P.L.C.

     31    Certification pursuant to SEC Release  Attached hereto
           No. 33-8238, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act
           of 2002

     32    Certification pursuant to 18 U.S.C.    Attached hereto
           Section 1350, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act
           of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 23, 2004    /s/ Peter J. Bergmann
                             -----------------------
                             Peter  Bergmann,  Chairman  of  the  Board  and
                             Chief  Executive  Officer