Form 10QSB/A
period 2004-06-30
YP CORP
filed 2004-12-29
CIK 1045742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A

Amendment No. 1
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _____________ to _______________

Commission File Number 0-24217

YP CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	85-0206668
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's common equity outstanding as of August 1, 2004 was 50,336,802 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

EXPLANATORY NOTE

This Amendment on Form 10-QSB/A (this "Amendment") amends the Company's Quarterly Report on Form 10-QSB for the three-month period ended June 30, 2004, originally filed on August 19, 2004 ("Original Filing"), solely for the purpose of making the amendments set forth herein, which include (i) deletion of language concerning certain parties' relationship to American Business Funding Corp. to make it consistent with the Company's disclosure in a Current Report on Form 8-K filed subsequent to the Original Filing to clarify the statements made and these relationships; (ii) additional disclosure concerning the Company's Stockholder Rights Plan; (iii) a reconciliation of the amounts disclosed under Results of Operations with the Company's unaudited financial statements to correct inconsistencies; (iv) the refiling of certain exhibits to include a conformed signature to demonstrate that these agreements had been validly executed; and (v) refiling the Exhibit 32 certification listing the CEO as the acting CFO at the time of the filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

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
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-QSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's: (i) belief that the new methodology of counting IAP advertisers is more accurate and can be more consistently applied to each period; (ii) belief that tracking and disclosing the numbers of its activated customers provides greater clarity into its business; (iii) belief that its ability to bill customers on their local telephone bill enables it to realize a greater average rate of collections than direct invoice-billing; (iv) expectation that the trend of increasing ACH as a billing method relative to LEC billing will continue and escalate; (v) expectation that LEC billing will become a smaller component of the Company's overall billing methodology; (vi) expectation that the dilution and costs to implement its new billing method will be reduced to more normal levels over the next few quarters; (vii) belief that its recent attempts at addressing corporate governance issues will help it to preserve the financial and operational integrity that the Company and its stockholders have experienced in the past; (viii) belief that Mr. Bergmann's background in the management of advertising businesses and marketing will be helpful to the Company; (ix) expectation that management will focus significant attention on dealing with the issue of increased dilution; (x) expectation that sales and marketing costs will continue to increase; (xi) expectation that capital expenditures will not grow at the same rate in future fiscal periods.

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

Executive Overview

Business Summary

We use a business model similar to print Yellow Page publishers. We publish basic directory listings, free of charge, exclusively on the Internet. Like Yellow Page publishers, we generate virtually all of our revenues from those advertisers that desire increased exposure for their businesses by purchasing our Internet Advertising Package™, or IAP. Our basic listings contain the business name, address and phone number for almost 18 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format.

To generate revenues, certain advertisers pay us a monthly fee for our IAP in the same manner that advertisers pay additional fees to traditional print Yellow Page providers for enhanced advertisement font, location or display. The IAP includes, Mini-Webpage™, map directions, a toll-free calling feature, a link to the advertiser's own webpage and, at no additional charge, a priority or preferred placement on our website. The users of our website(s) are prospective IAP advertisers for our advertisers.

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

Recent Developments

Challenges and Solutions

We have faced a number of significant challenges over the past few months and have recently experienced substantial turnover in our management and Board of Directors. However, we believe that the progress the Company has made in addressing these challenges and adopting enhanced corporate governance practices will help us to preserve the financial and operational integrity that the Company and our stockholders have experienced in the past. This progress is marked by the following examples:

•	In keeping with our goal to end all related party transactions, we have terminated the Company's Executive Consulting Agreements pursuant to which the offices of Chief Executive Officer, Chief Financial Officer and other executive positions were provided through consulting companies.

•	We have revamped our management team and have filled the positions of Chief Executive Officer and Chief Financial Officer with highly qualified individuals, as described in greater detail below.

•	We have recomposed our Board of Directors to include more independent directors, as described in greater detail below, and we continue to seek qualified independent candidates.

•	We have formed an audit committee, adopted its charter and appointed its chairman.

•	We have adopted a comprehensive code of ethics.

•	We have revisited and updated our insider trading policies.

•	We have identified and designated the Board of Directors' qualified financial expert.

•	We have terminated our previous loan obligations to our two largest stockholders, Morris & Miller, Ltd. and Mathew and Markson, Ltd., which came about as a byproduct of the acquisition of our wholly-owned subsidiary (Telco Billing) and operating unit through which virtually all our revenue is generated. Moreover, we have negotiated the acceleration of three repayments, totaling an aggregate of $1,600,000, from these stockholders on their existing debt to the Company, which is well ahead of their scheduled repayment dates.

•	We have obtained and publicly shared the beneficial ownership of Morris & Miller, Ltd. and Mathew and Markson, Ltd. as provided to us in sworn affidavits by their managing director, the Swiss Consul to Antigua.

•	We have recently paid our second consecutive quarterly cash dividend to our stockholders.

•	We have established a new credit facility.
•	We have adopted a Stockholder Rights Plan, which is described in greater detail below, to protect the Company from unsolicited offers and to provide the Board with the leverage and ample opportunity to negotiate the greatest value for the stockholders if another person wishes to acquire the Company.

•	We have begun paying dividends to our common shareholders.

Management and Board Changes
On May 28, 2004, our Chief Executive Officer, Angelo Tullo, resigned as an officer and director of our company. Our board of directors appointed Peter J. Bergmann to succeed Mr. Tullo as Chairman, President and Chief Executive Officer. Mr. Bergmann had previously been an independent director of our company since May 2002. Mr. Tullo's resignation was prompted by the fact that on May 27, 2004, federal indictments were handed down alleging that the former management of American Business Funding Corp., including Mr. Tullo, had engaged in fraud and conspiracy in connection with the factoring of receivables. American Business Funding Corp. is not and has never been affiliated with or related to our company.

Our board of directors believed that even though the indictments against Mr. Tullo were not related to our company or its business, so long as Mr. Tullo remained an officer and director of our company the indictments against him would adversely impact our business reputation and perception in the public markets and detract from our ability to expand our business. Accordingly, Mr. Tullo and the board of directors determined that it was in the best interests of our stockholders for Mr. Tullo to resign as an officer and director of our company. As described below under Termination Agreements, we also later terminated the executive consulting agreement with Mr. Tullo's company, Sunbelt Financial Concepts, Inc., or Sunbelt.

Upon Mr. Tullo's resignation as Chairman and CEO, the board of directors determined that Mr. Bergmann was the most qualified candidate to replace him because of Mr. Bergmann's familiarity with our business, his business expertise, and his public company experience. We believe that Mr. Bergmann's background in the management of advertising and marketing companies will be helpful to our company, given our advertising focus.

Since January 1999, Mr. Bergmann has served as the President of Perfect Timing Media, Inc., a television development and production company that he founded. Mr. Bergmann received his PhD from New York University and has served as head of a number of companies and divisions, including:

•	principal of Century Media Inc, a Santa Monica, California, based direct-response advertising agency and media buying company;

•	head of the television division of Major Arts, Inc.;

•	president of Coast Productions, where he engineered the merger of Coast Productions, Inc., with Odyssey Entertainment, Inc., which subsequently became Odyssey Filmmakers, Inc.;

•	president of The Film Company, Inc.; and

•	various capacities with the American Broadcasting Company (ABC), including Executive Vice President and Special Assistant to the Chairman of the Board.

On June 9, 2004, Gregory Crane, Vice President of Marketing, resigned as an officer and director in an effort to assist the Company in recomposing management and the Board. As described under "Termination Agreements," below, we also later terminated the Executive Consulting Agreement with Mr. Crane's company, Advertising Management & Consulting Services, Inc., or AMCS.

The Company also recently concluded its relationship with MAR & Associates, Inc., or MAR, the entity that provided us with services associated with the position of Chief Financial Officer through MAR's President, David Iannini. The Company originally decided to transition MAR into an investment banking or strategic advisory role. Ultimately, however, in keeping with the goal of eliminating all related party transactions, the Board determined that this was not in the best interests of the stockholders. As described under "Termination Agreements," below, we also terminated the Executive Consulting Agreement with MAR.

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

Termination Agreements

After Messrs. Tullo's and Crane's personal resignations, the Company entered into Termination Agreements with respect to (i) the termination of the Executive Consulting Agreement between the Company and Sunbelt, of which Mr. Tullo is President, and (ii) the Executive Consulting Agreement between the Company and AMCS, of which Mr. Crane is President. Each of these Termination Agreements provide for payments payable over two years in amounts that are well below the amounts that the Company otherwise would have been required to pay under the Executive Consulting Agreements. The required amounts that would have been payable under the Executive Consulting Agreement with Sunbelt and AMCS were approximately $2.6 million and $1.9 million, respectively. However, under the Termination Agreements, these payouts were reduced to $960,000 and $697,010, respectively.

Specifically, the amounts owed under the Termination Agreement with Sunbelt are payable as follows:

a.    $150,000 upon signing of the Termination Agreement with Sunbelt;

b.    $17,500 payable at the beginning of each month for 24 months commencing August 1, 2004;

c.    $120,000 on October 1, 2004;

d.    $150,000 on the one-year anniversary of the signing of the agreement; and

e.    $120,000 no later than October 1, 2005. This payment must be made upon Sunbelt's written request at any time between the July 1, 2005 and the October 1, 2005 payment. The Company will be obligated to make such early payment so long as it retains 30 days operating capital after making the payment, which is defined as a current ratio of 1-to-1.

The amounts owed under the Termination Agreement with AMCS are payable as follows:

a.	$130,000 upon signing of Termination Agreement with AMCS;

b.	$10,709 payable at the beginning of each month for 24 months commencing August 1, 2004;

c.	$110,000 on October 1, 2004;

d.	$110,000 on the one-year anniversary of the signing of the agreement; and

e.    $90,000 no later than October 1, 2005. This payment must be made upon AMCS' written request at any time between the July 1, 2005 and the October 1, 2005 payment. Company will be obligated to make such early payment so long as it retains 30 days operating capital after making said payment, which is defined as a current ratio of 1-to-1.

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
In connection with the conclusion of our relationship with MAR, we entered into a Separation and Settlement Agreement with MAR, whereby the Executive Consulting Agreement between the Company and MAR was terminated. Under the arrangement, we will pay MAR $120,000 in equal monthly payments over the six months commencing August 1, 2004. This amount is well below the approximately $750,000 that would have been payable under the Executive Consulting Agreement with MAR. Despite the conclusion of our relationship with MAR, we will continue to explore various strategic alternatives, including the possible sale of the Company.
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
Stockholder Rights Plan

In May 2004, our board of directors declared a dividend distribution of one right on each outstanding share of our common stock. Each right will entitle stockholders to buy one one-thousandth of a share of our newly created Series A Junior Participating Preferred Stock at an initial exercise price of $36.50 per one one-thousandth share.

The rights will enable our board of directors to control the terms and timing of its response if a third party makes an unsolicited bid to acquire control of the Company. The rights are designed to protect the interests of our stockholders, to ensure that all stockholders of the Company receive fair and equal treatment in the event of any proposed takeover of the Company, and to guard against partial tender offers, open market accumulations and other tactics designed to gain control of the Company without paying all stockholders a fair price. The rights accomplish these goals by creating the potential for an unacceptable level of dilution if an acquirer takes certain actions without the board of directors' approval. The bidder will therefore be more likely to negotiate with the board of directors, which has the ability to redeem the rights or exempt the bidder from the rights' dilutive effect if the bidder's proposal is acceptable to the board. The rights were not distributed in response to any specific effort to acquire the Company.

In general, the rights become exercisable if a person or group becomes an "Acquiring Person," or commences or announces a tender or exchange offer to acquire 15% or more of the outstanding Common Stock, at which time each right will entitle its holder to purchase, at the right's exercise price, a number of shares of common stock having a market value at that time of twice the right's exercise price. Rights held by an Acquiring Person will become void. In general, a person will become an Acquiring Person by acquiring 15% or more of the Company's outstanding Common Stock. Certain other shareholders that already own in excess of 15% will be come an Acquiring Person if they exceed higher thresholds.

Results of Operations

Net revenue for the three-month period ended June 30, 2004, was $16,917,361 compared to $8,013,845 for the three-month period ended June 30, 2003, an increase of approximately 111%. For the nine-month period ended June 30, 2004, net revenue was $47,179,181 compared to $20,604,344 for the nine-month period ended June 30, 2003, an increase of approximately 129%. This increase in net revenue is primarily the result of two factors: (1) an increase in the number of our IAP advertisers and (2) an increase in our monthly pricing. These two factors are discussed further below

Our activated IAP advertiser count increased to approximately 320,296 at June 30, 2004 compared to approximately 235,162 at June 30, 2003, an increase of approximately 36%. Our paying IAP advertiser count increased to approximately 224,474 at June 30, 2004 compared to approximately 161,000 at June 30, 2003, an increase of approximately 39%.
Our paying subscriber base actually declined in the three month period ended June 30, 2004 from the period ended March 31, 2004. This is due in large part to the increased competition in the telephony market and the targeting by CLEC's of small and mid-sized companies (our primary market) to switch their services from the long-established LEC's to themselves. When that switch occurs the company is unable immediately bill that customer and so deducts their number as a paying subscriber while retaining them as a customer until they pay an invoice or an alternative billing method is found. To combat this the company is transferring many of these CLEC customers to alternative billing methods such as ACH billing. While subsequent to the quarters end, the company has seen a decline in CLEC conversions, the company is progressing strongly with its ACH conversion that will take at least another 90 days.

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

Regarding our cost of services, between August 2003 and June 30, 2004, we converted approximately 45,000 direct-invoice IAP advertisers, out of an approximate target of 70,000, to telephone billing. However, in the fiscal quarter ended June 30, 2004, we continued to experience short-term dilution of our gross billings and chargebacks resulting from those direct-invoice IAP advertisers that we were unable to convert to LEC billing. Dilution is generally attributable to IAP advertiser credits and other receivable write-downs, such as unbillable telephone numbers. It does not necessarily mean that we have lost a customer. We merely seek alternative billing methods for these customers. This level of dilution has been higher in the quarter ended June 30, 2004 than in the prior quarter ended June 30, 2003 resulting in higher cost of services. During July 2004 we have seen a marked drop in this dilution as it relates to "unbills." Unbills are phone numbers, or BTNs, that due to any number of variables can not be billed to a customer's phone bill. We expect this downward trend to continue and more customers to pay us as more invoice customers are converted to ACH billing. This increase in dilution accounts for virtually all of the change in our cost of services.
Cost of services for the three-month periods ended June 30, 2004 and June 30, 2003 was $8,195,264 and $2,061,229, respectively, an increase of approximately 298%. Cost of services for the nine-month periods ended June 30, 2004 and June 30, 2003 was $19,696,203 and $5,732,345, respectively, an increase of approximately 244%.

Our cost of services as a percentage of net revenue was approximately 48% for the three months ended June 30, 2004 compared to approximately 26% for the same period in the prior fiscal year. Our cost of services as a percentage of net revenue was approximately 42% for the nine months ended June 30, 2004 compared to approximately 28% for the same period in the prior fiscal year.
As explained in greater detail above under "Executive Overview - Accounting Policies and Procedures," these increased costs of services resulted, primarily, from increased dilution expense, as well as increased IAP advertiser counts.
Amortization of direct marketing costs included in sales and marketing costs is $1,336,927 for the three months ended June 30, 2004 and $829,405 for the prior-year period. Amortization of direct marketing costs included in cost of sales is $3,566,122 for the nine months ended June 30, 2004 and $1,953,457 for the prior-year period.

Gross profits increased to $8,722,097 for the three months ended June 30, 2004 from $5,952,616 for the prior-year period, an increase of approximately 47%. Gross margins decreased to approximately 52% of net revenues in the three months ended June 30, 2004 compared to approximately 74% of net revenues in the prior-year period. Gross profits increased to $27,482,978 for the nine months ended June 30, 2004 from $14,771,999 for the prior-year period, an increase of approximately 86%. Gross margins decreased to approximately 58% of net revenues in the nine months ended June 30, 2004 compared to approximately 72% of net revenues in the prior-year period. The increase in our gross profits was due to increased revenues resulting from the previously mentioned increased IAP advertiser counts and price increases, offset by increased dilution discussed above.

Our general and administrative expense for the three-month periods ended June 30, 2004 and June 30, 2003 were $3,298,624 and $2,561,499, respectively, an increase of approximately 29%. Our general and administrative expense for the nine-month periods ended June 30, 2004 and June 30, 2003 were $9,223,889 and $5,603,685, respectively, an increase of approximately 65%. These general and administrative expenses increased due to an increase in employees and other expenses relating to our growth in IAP advertisers, our Quality Assurance and Outbound marketing initiatives, as well as an increase in certain officers' compensation relating to employment contracts with such officers.

As a percentage of net revenue, general and administrative expenses were approximately 20% for the three months ended June 30, 2004 compared to 32% for the same period in 2003. As a percentage of net revenue, general and administrative expenses were approximately 20% for the nine months ended June 30, 2004 compared to 27% for the same period in 2003. The reduction in general and administrative expenses as a percentage of net revenue is the result of increasing revenue associated with the leveraging of our fixed cost infrastructure over a larger IAP advertiser base.
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
As a percentage of net revenues, sales and marketing expenses were approximately 10% and 13% for the three-month periods ended June 30, 2004 and 2003, respectively. As a percentage of net revenues, sales and marketing expenses were approximately 9% and 12% for the nine-month periods ended June 30, 2004 and 2003, respectively.
Depreciation and amortization primarily relates to the amortization of our intellectual property and depreciation of equipment. Amortization relating to the capitalization of our direct mail marketing costs is included in cost of sales, as discussed previously.
Our depreciation and amortization expense was $243,261 in the three months ended June 30, 2004 compared to $166,523 for the three months ended June 30, 2003. Our depreciation and amortization expense was $639,173 in the nine months ended June 30, 2004 compared to $464,761 for the nine months ended June 30, 2003. Depreciation and amortization increased in the current periods compared to the comparable periods in 2003 due to additional purchases of equipment relating to our upgrade in infrastructure in the information technology department, hardware purchased relating to our Quality Assurance and Outbound Marketing initiatives, as well as our agreement to license the "YP.Com" Uniform Resource Locator, or URL, from OnRamp Access, Inc.

Regarding our other intellectual property, the cost of our "Yellow-Page.net" URL license was capitalized at $5,000,000. This URL is amortized on an accelerated basis over the twenty-year term of the agreement. Amortization expense on this URL was $79,276 and $90,369 for the three-month periods ended June 30, 2004 and June 30, 2003, respectively. Amortization expense on this URL was $243,276 and $76,808 for the nine-month periods ended June 30, 2004 and June 30, 2003, respectively. As a result of the significant equipment purchases relating to the previously-mentioned infrastructure additions, depreciation expense is expected to be greater in the fourth quarter of fiscal 2004 compared to the prior-year periods. However, we do not anticipate capital expenditures to grow at the same rate in future fiscal periods compared to the prior fiscal year.

Operating income for the three-month period ended June 30, 2004 was $3,513,172 compared to $2,155,018 in the prior-year period, an increase of approximately 63%. Operating margins decreased to approximately 21% of net revenue from approximately 27% in the prior-year period. Operating income for the nine-month period ended June 30, 2004 was $13,234,486 compared to $6,238,603 in the prior-year period, an increase of approximately 112%. Operating margins decreased to approximately 28% of net revenue from approximately 30% in the prior-year period. The increase in operating income is the result of the increased revenue discussed above. Operating margins decreased slightly due to the significant increase in our cost of services resulting from increased dilution expense, partially offset by increased revenues and the leveraging of certain fixed expenses over a larger IAP advertiser base.

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
Net income before taxes for the three-month periods ended June 30, 2004 and June 30, 2003 was $4,048,533 and $2,352,869, respectively, an increase of approximately 72%. Pre-tax margins decreased to approximately 24% of net revenue in the current period compared to approximately 29% of net revenue in the prior-year period. Net income before taxes for the nine-month periods ended June 30, 2004 and June 30, 2003 were $14,265,698 and $6,679,038, respectively, an increase of approximately 114%. Pre-tax margins decreased to approximately 30% of net revenues in the current period compared to approximately 32% of nest revenues in the prior-year period. The increase in pre-tax income is a result of those factors that resulted in the increase in operating income in addition to the increased interest income and other income discussed above.

The income tax provision was $1,416,986 in the three months ended June 30, 2004 compared to $676,039 in the prior-year period. The income tax provision was $4,992,994 in the nine months ended June 30, 2004 compared to $2,404,486 in the prior-year period. The increase in the income tax provision is the result of our increased profitability in current-year periods compared to the previous year periods, as well as the fact that we were able to utilize our net operating loss carry-forwards for the prior-year periods that were unavailable in the three- and nine-month periods ended June 30, 2004.

Net income for the three-month periods ended June 30, 2004 and June 30, 2003 was $2,631,547, or $.05 per diluted share, and $1,676,830, or $.04 per diluted share, respectively, an increase in net income of approximately 57%. Net income as a percentage of net revenues for the three months ended June 30, 2004 was approximately 16%, compared to approximately 21% for the same prior-year period. Net income for the nine-month periods ended June 30, 2004 and June 30, 2003 was $9,272,704, or $.19 per diluted share, and $4,274,552, or $.10 per diluted share, respectively, an increase in net income of approximately 117%. Net income as a percentage of net revenues for the nine months ended June 30, 2004 was approximately 20% compared to approximately 21% for the same prior-year period.

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
The new credit facility requires us to maintain a "Leverage Ratio" (total liabilities to tangible net worth) that does not exceed 1.5-to-1 and a "Fixed Charge Ratio" (earnings before interest, taxes, depreciation, amortization and other non-cash charges minus any internally financed capital expenditures divided by the sum of debt service, rent under capital leases, income taxes and dividends) that is not less that 1.5-to-1 as determined quarterly on a 12-month trailing basis. The credit facility includes additional covenants governing permitted indebtedness, liens, and protection of collateral.
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

Effective as of April 9, 2004, per the December 22, 2003 agreement, we terminated certain loan agreements whereby we were obligated to loan or advance money to Morris & Miller, Ltd. and Mathew and Markson, Ltd., our two largest stockholders, secured by Company stock held by these stockholders. Under this termination agreement, we made final advancements to these stockholders of approximately $1,050,000. An additional final advance of $250,000 was not paid as the stockholders decided to forego this payment. The aggregate of all advances made by the Company to these stockholders is to be repaid to the Company at the end of three years, along with accrued interest. During the quarter ended June 30, 2004, however, these stockholders began advanced repayments of those loans. The stockholders were not obligated to begin repayments until April 2007 but during this quarter they repaid $1,600,000.

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

We have experienced dilution of advertisers that we are able to successfully bill on their business phone bills. Because we only count revenue from customers whose billings are accepted by the Local Exchange Carriers, or LECs, or from those customers that have paid their direct invoice we can experience substantial changes in revenue when a customer's billing is not accepted by the LEC and we wait for payment of the direct billing invoice, which can take as long as 90 days or more. With the competition in the telephony industry, many business customers are finding alternative telephony suppliers, such as Competitive Local Exchange Carriers, or CLECs, that offer less expensive alternatives to the LECs. This shrinking of the LECs business affects us because we are unable to bill these customers on their phone bills. When the LECs effectuate a price increase this causes a rush of LEC customers looking for an alternative phone company, which may be a CLEC.

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

We also depend upon our billing aggregators to efficiently bill and collect monies from the Local Exchange Carriers, or LECs, relating to the LECs' billing and collection of our monthly charges from advertisers. We currently have agreements with two billing aggregators. Any disruption in our billing aggregators' ability to perform these functions could adversely affect our financial condition and results of operations.

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

The trading price of our common stock has risen and fallen significantly over the past twelve months and could continue to be volatile in response to factors including the following, many of which are beyond our control:

•	decreased demand in the Internet services sector;

•	variations in our operating results;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•	our failure to meet analysts' expectations;

•	changes in operating and stock price performance of other technology companies similar to us;

•	conditions or trends in the technology industry;

•	additions or departures of key personnel; and

•	future sales of our common stock.

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

In the event that no exclusion from the definition of "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in our common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our securities held in the customer's accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation of sale. Certain brokers are less willing to engage in transactions involving "penny stocks" as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K UPDATE

(a)    The following exhibits are attached hereto.

Exhibit Number	Description

4.1	Shareholder Rights Agreement, dated as of May 6, 2004, between the Registrant and Registrar and Transfer Company

4.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of May 31, 2004, between the Registrant and Registrar and Transfer Company

10.1	Loan and Security Agreement, dated April 13, 2004, between the Registrant and Merrill Lynch Business Financial Services, Inc.

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    The Registrant filed the following Current Reports on Form 8-K during the three-month period covered by this Quarterly Report:

-	On May 18, 2004, the Company filed a Current Report on Form 8-K attaching a press release announcing that its Board of Directors had adopted a Stockholders Rights Plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YP.CORP.

Dated: December 29, 2004	/s/ Peter J. Bergman
Peter J. Bergmann, Chairman of the Board
Chief Executive Officer (Principal Executive Officer and Acting Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1	Shareholder Rights Agreement, dated as of May 6, 2004, between the Registrant and Registrar and Transfer Company

4.2	Amendment No. 1 to Shareholder Rights Agreement, dated as of May 31, 2004, between the Registrant and Registrar and Transfer Company

10.1	Loan and Security Agreement, dated April 13, 2004, between the Registrant and Merrill Lynch Business Financial Services, Inc.

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002