Form 10KSB
period 2004-09-30
YP CORP
filed 2004-12-29
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
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

COMMON STOCK, $.001 PAR VALUE
(Title of Class)

YP.NET, INC.
(Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Registrant's revenues for its most recent fiscal year were $57,168,105.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on December 1, 2004 was approximately $19,482,743

The number of shares outstanding of the registrant's classes of common stock, as of December 1, 2004 was 50,891,302.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2005 Annual Meeting of Shareholders to be held in March 2005 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to the Company's (i) belief that ACH billing will prove to be a viable alternative to LEC billing and is more effective and cost-efficient than direct billing; (ii) belief that the attraction of users to the Company's website will be successful and result in more sales for IAP advertisers; (iii) plan to offer services in Canada; (iv) plan to continue to solicit new business through direct mail campaigns; (v) plan to use various forms of media in its branding campaign, including Internet, print, television, radio, billboard and movie-theater advertising in selected markets, as well as nationally; (vi) belief that its branding efforts will help to attract users to its website and IAP subscribers; (vii) expectation that it will be the first to market real-time search feedback on accuracy, search time, spellchecking, synonym matching, automated content delivery, and multiple source data merging in a simple to use paradigm; (viii) belief that its technologies will simplify the search process and provide the most relevant content to suit its customers' and users' needs and that its technologies will increase recurrent use of its system by users of directory services; (ix) belief that merchants will continue to shift marketing expenditures away from print Yellow Pages toward Internet Yellow Pages providers; and (x) expectation that the national accounts program will begin generating revenue in the second quarter of fiscal 2005.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in Part II, as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

YP Corp., a Nevada corporation (the "Company," "we," "us," or "our") is a national Internet Yellow Pages publisher, headquartered in Mesa, Arizona. Through our wholly-owned subsidiary, Telco Billing, Inc., or Telco,  located in Las Vegas, Nevada, we publish our Yellow Pages online at or through the following URL's: www.Yellow-Page.Net, www.YP.Net and www.YP.Com. Any information contained on the foregoing websites or any other websites referenced in this Annual Report are not a part of this Annual Report.

We were originally incorporated as a New Mexico company in 1969 and we re-incorporated in Nevada in 1996 as Renaissance Center, Inc. Our Articles of Incorporation were restated in July 1997 and our name was changed to Renaissance International Group, Ltd. Effective July 1998, we changed our name to RIGL Corporation. In June 1999, we acquired Telco Billing, Inc., or Telco, and commenced our current operations through this wholly-owned subsidiary. In October 1999, we amended our Articles of Incorporation to change our corporate name to YP.Net, Inc. to better identify our company with our current business focus. In April 2004, we again changed our name from YP.Net, Inc. to YP Corp. to strengthen the YP.com brand.

Summary Business Description

We use a business model similar to print Yellow Pages publishers. We publish basic directory listings on the Internet free of charge. Our basic listings contain the business name, address and telephone number for over 17 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format.

We generate revenues from advertisers that desire increased exposure for their businesses. As described below, advertisers pay us monthly fees in the same manner that advertisers pay additional fees to traditional print Yellow Pages providers for enhanced advertisement font, location or display. The users of our website are prospective customers for our advertisers, as well as the other businesses for which we publish basic listings.

Products. Our primary product is our Internet Advertising Package(TM), or IAP. Under this package, the advertiser pays for additional exposure by purchasing a Mini-WebPage(TM). In order to provide search traffic to our advertiser's Mini-WebPage, we elevate the advertiser to a preferred listing status, at no additional charge. We also provide our IAP advertisers with enhanced presentation and additional unique products, such as larger font, bolded business name, map directions, ease of communication between our advertisers and users of our website, a link to the advertiser's webpage, as well as other benefits.

We also offer our customers other products and services to enhance their use of the Internet, including a simple, effective, website development tool and a cost effective Internet dial-up package. These products are described in greater detail below under Products and Services.

Marketing. Unlike most print Yellow Pages companies that sell advertising space by visiting or calling potential advertisers in their area, we solicit advertisers for our IAP product almost exclusively by direct mail. We believe direct mail is a less expensive form of marketing than visiting or calling potential customers. As a result, we believe this enables us to offer our products and services at more affordable rates than our competitors.

Our direct mail marketing program historically has included a promotional incentive, generally in the form of a $3.25 activation check that a solicited business simply deposits to activate the service and become an IAP advertiser on a month-by-month basis. We have rigorous third-party verification and confirmation procedures to confirm the order and obtain the information necessary to build the IAP advertiser's Mini-WebPage. Within 30 days of activation, we also send a confirmation letter to the business. Additionally, we offer a full refund within the first 120 days of service. Our direct mail marketing program complies with and, in many instances, exceeds United States Federal Trade Commission, or FTC, requirements as established by an agreement signed between our company and the FTC in September 2001.

During the fourth quarter of 2004, certain changes in practices by our third-party billing providers limited the effectiveness of our activation checks as a direct means of activating accounts. As a result of these changes and other business reasons, we have discontinued the use of the check mailer as our primary letter of authorization or LOA in some LEC billing areas. See Item 6: Management's Discussion and Analysis - Executive Overview for a more detailed description of these changes and the impact they have had on our business and operations.

Billing. Similar to the local Regional Bell Operating Companies, we are approved to bill our products and services directly on most of our advertisers' local telephone bill through their local exchange carrier, or LEC, commonly referred to as their local telephone company. We believe that this is an efficient and cost-effective billing method as compared to direct billing methods. However, during the fourth quarter of fiscal 2004, several of these LECs changed their internal policies regarding the use of activation checks as the letter of authorization that allows us to bill our products and services directly on our advertisers' local telephone bill. During fiscal 2004, we had been in the process of converting many of our advertisers to billing via recurring direct bank account withdrawal options through an Automated Clearing House, or ACH billing, which is an efficient and cost-effective billing alternative to LEC billing. We have accelerated this process of converting advertisers to ACH billing in light of the change in the LEC internal policies described above. See Item 6: Management's Discussion and Analysis - Executive Overview for a more detailed description of these changes and the impact they have had on our business and operations..

Benefits to Advertisers. RH Donnelley indicated in its 2004 report that the Internet is the future of the Yellow Pages. YP.Com is a significant player in this arena. For advertisers, we believe that online Yellow Pages provide significant competitive advantages over existing print directories. For example, the ability of online advertisers to access and modify their displays and advertisements often results in more current information. Additionally, online advertisers can more readily advertise temporary or targeted specials or discounts. We provide added value to advertisers that have purchased our IAP through promotion and branding of our website to bring customers to our advertisers. We believe that the large number of IAPs, which include the Mini-WebPages, provide users of our website with more information about our advertisers and that this feature is more readily available on our website than that of our competitors. We believe that we provide users of our website with the information they are looking for, more quickly and more efficiently. We believe our call center provides the highest level of customer service providing IAP advertisers with the necessary resources to fully utilize the benefits of the IAP. We also believe the attraction of these users will, over the long-term, result in more sales for our IAP advertisers.

Moreover, we provide additional value through our relationships. We provide the majority of our preferred listings on a number of competitors' websites, including www.switchboard.com, www.myareaguide.com,, and www.go2.com. go2 has exclusive contracts with Verizon Wireless(R), AT&T Wireless(R), ALLTEL(R), Nextel(R) and Sprint(R) to provide listings to their cellular telephone and hand-held device subscribers.

Benefits to Users of our Website. A national, online Yellow Pages allows users of our website to access information nationally rather than relying exclusively on local listings such as those provided in print Yellow Pages directories. In addition, our product offerings allow users to find and take advantage of our advertisers' current special offerings and discounts. We also provide easy access to such information through desktop or laptop computers, cellular telephones or hand-held devices, such as personal digital assistants. We believe our offering of a national online Yellow Pages service meets the growing demand for immediate access and the increasing need and trend of Internet users who are more frequently traveling to areas outside the areas serviced by their local print directories.

Directory Service and Search Engine. We believe that our products offer many competitive advantages over standard search engines. Our directory service and search engine format allows a user of our website to search by location using either a business name or business category. Unlike popular commercial search engines, our search engine does not search the Internet to provide results. Instead, it searches our defined database, resulting in a more focused, refined and, typically, quicker and more accurate search.

Products and Services

For those advertisers that want to get additional exposure for their businesses or to take full advantage of connectivity to the World Wide Web, we offer several products and services for a fee.

Internet Advertising Package. Our primary product is our Internet Advertising Package, or IAP. Under this package, the advertiser pays for additional exposure by purchasing a Mini-WebPage. This Mini-WebPage contains, among other useful information, a 40-word description of the business, hours of operation and detailed contact information. The advertiser can easily access and modify its Mini-WebPage. This product is easily searched by users of our website on their personal computers, as well as cellular telephones and other hand-held devices. In order to provide search traffic to our advertiser's Mini-WebPage, we elevate the advertiser to a preferred listing status at no additional charge. As such, the preferred advertiser enjoys the benefit of having its advertisement displayed in a primary position before all of the basic listings in that particular category when users of our website perform searches on our website. We also provide our IAP advertisers with enhanced presentation and additional unique products:

•	Larger font.
•	Bolded business name.
•	A "tagline" whereby the advertiser can differentiate itself from its competitors.
•	An audio advertisement.
•	Map directions.

•	A Click2Call(TM) feature, whereby a user of our website can place a telephone call to one of our advertising customers by clicking the icon that is displayed on the Mini-WebPage. This initiates a telephone call by the advertiser to the user, in a conference call type format. Once both are connected, it functions as a regular telephone call. Because we cover all charges for this telephone call, it is free of charge to both the user and the IAP advertiser. We have an agreement with WebDialogs, Inc. to provide this service.
•	A link to the advertiser's own webpage and email address.
•	Additional distribution network for preferred listings. This feature gives additional exposure to our IAP advertisers by placing their preferred listing on several online directory systems. There is currently no charge to the IAP advertiser for these additional channels of distribution.

The majority of our IAP advertisers pay $29.95 per month; however, we have recently lowered our price to $27.50 per month for new advertisers. When combined with our Internet Dial-Up Package described below, these products account for over 99% of our revenue.

Internet Dial-Up Package(TM). We also offer all of our IAP advertisers a cost-effective and efficient Internet dial-up package to take advantage of the benefits offered by on-line access. This allows our advertisers that do not have Internet access to take full advantage of the IAP and QuickSite packages that we offer. In most instances, we offer this service bundled with our IAP service for between $29.95 and $34.95 per month. In some regions, we only offer the bundled product and not an IAP standalone product.

Online QuickSite Package(TM). For those IAP advertisers that do not have their own website and that desire to provide more information than is offered through the IAP Mini-WebPage, we will design and create an eight page, template-driven website for the advertiser. This is known as a QuickSite(TM). Once set up, the advertiser can access its new QuickSite online and make modifications at its discretion. This essentially serves the same function as display advertisements in print Yellow Pages books, except that it can be changed more often to meet our advertisers' needs. Users of our website can access these QuickSites on the World Wide Web or from the advertiser's preferred listing or Mini-WebPage. Currently, this product accounts for less than 1% of our revenues.

Expansion of Service Offerings to Other Countries. We currently are exploring our ability to offer our services in other English-speaking countries, which we believe we could accomplish without hiring a significant number of additional people or incurring additional training costs. We have an initiative pending with the Competition Bureau of Canada for approval to direct market in the Canadian Provinces. The YP trademark of Canada has been registered and we are merely awaiting government sanction. Additionally, we are exploring the possibility of translating our listings for the French speaking population in Canada.

Billing

Our billing process allows us to deliver high levels of service to our customers through convenient and timely billing and payment options. We currently bill our advertisers through (i) their LEC, (ii) ACH billing, (iii) their credit card or (iv) direct bill invoices.

We historically have billed the majority of our advertisers via their LEC. As compared to the direct invoice billing method, we have benefited from increased collection percentages, reduced chances of internal theft due to direct fund transfers, and higher trust with our advertisers because our fees appear on a pre-existing bill they already are accustomed to receiving.

During the fourth quarter of fiscal 2004, several of the LECs changed their internal policies regarding the use of activation checks as the letter of authorization that would allow us to bill our products and services directly on our advertisers' local telephone bill. See Item 6: Management's Discussion and Analysis - Executive Overview for a detailed description of these changes and the effects they have had and will continue to have on our financial condition and results of operations.

During fiscal 2004, due to advertisers changing from LECs to their Competitive Local Exchange Carriers, or CLECs, for their local telephone service, we began converting many of our advertisers to ACH billing. We accelerated this process of converting advertisers to ACH billing in light of the change in the LEC internal policies described above. We believe that ACH billing is an efficient and cost-effective billing method and has a faster collection time than LEC billing. However, it is time-consuming and labor-intensive to convert customers from one billing channel to another and can result in missed billings or customer cancellations.

In cases where other billing methods are unavailable or instances where the customer requests that we bill them directly, we utilize direct bill invoices. Direct billing has a higher percentage of uncollectible accounts than other billing methods and, therefore, is our least attractive billing option.

By enhancing our filtering methods both at the point of marketing and on the billing process, we have been able to reduce the number of duplicate records to which we mail and bill. Additionally by being able to compare records from multiple list vendors, we have been able to have more up-to-date information so that we can remove those businesses that recently closed and add information about new and additional businesses faster. With our changes to our internal controls, we are able to verify more quickly and accurately which customers' area codes have changed or which businesses have changed their telephone number or closed. All of these improvements have added to the number of paying customers and, we believe, to the actual number of activated customers.

Billing Service Agreements. In order to bill our advertisers through their LECs, we are required to use one or more billing service aggregators. These aggregators have been approved by various LECs to provide billing, collection, and related services through the LECs. We have entered into customer billing service agreements with PaymentOne, Inc (formerly eBillit, Inc.) a wholly owned subsidiary of Integretel, Inc..and, more recently, with Billing Concepts, Inc. (which acquired ACI Communications, Inc., a former vendor, in April 2004). Under these agreements, our service aggregators bill (net of upfront rejects) and collect our charges to our advertisers through LEC billing and remit to us the proceeds, net of fees, bad debt expense, customer returns, and unbillable accounts, typically within 90 days of submission.

We also use billing service providers to process our ACH billings. These service providers process direct bank withdrawals through an Automated Clearing House (net of upfront rejects) and remit the proceeds, net of fees and customer refunds, typically within 15 days of settlement.

Under our contractual agreements with our LEC billing service aggregators and our ACH service providers, these third-parties are entitled to withhold certain amounts from our net proceeds to serve as a security deposit or "holdbacks" or "reserves." In the case of LEC billing aggregators, such amounts are generally remitted to us over a 12-18 month period, depending on the terms of the respective agreements. ACH processors maintain a rolling reserve based on average monthly volume.

On August 1, 2002, we signed a three-year agreement with PaymentOne. This agreement automatically renews for successive terms of one year each unless either party provides 90 days' written notice of its desire not to renew. Our agreement with Billing Concepts, Inc. is effective until February 2005 and automatically renews for successive one-year periods unless either party notifies the other party in writing at least 90 days prior to the expiration date.

Check Processing Agreements. Our primary marketing efforts are through direct mail solicitations. Our direct mail marketing program historically has utilized a promotional incentive generally in the form of a $3.25 activation check that a solicited business simply deposits to activate the service and become an IAP advertiser on a month-to-month basis. While we utilized the activation check as our primary promotional incentive during fiscal 2004, we have modified this marketing strategy in certain LEC regions due to the fact that the activation check can no longer serve as the letter of authorization with certain LECs.  For a more detailed discussion, see Item 6: Management's Discussion and Analysis - Executive Overview.

Pricing

We currently price our IAP product for new advertisers at $27.50 per month, which includes all of the service benefits previously described. By comparison, our major Internet competitors provide their products and services at monthly prices ranging from $25.00 to $35.00. While prices are comparable, we believe that we provide superior product offerings and services in many cases. For example, YP.com is the only site to provide the Click2Call feature. Superpages charges its customers $35.00 per month for a bolded-listing only. Our lower price includes the Mini-WebPage, which includes much more information, as well as the other features of the IAP product. Currently, only Yahoo Yellow Pages provides the website development services that we do. We believe that none of our major competitors in the Internet Yellow Pages space provide the full breadth of tools and customer service we do. The competing companies include independent Internet Yellow Pages providers and the online versions made available by telephone companies.

Our pricing advantage is significant when compared with printed Yellow Pages. For a Yellow Pages listing with comparable information content, an advertiser would typically pay over $200 per month. This listing in the printed Yellow Pages would include a business description of comparable size to our IAP offering but would lack our Click2Call feature, mapping directions, and link to the advertiser's website. Our online Yellow Pages provide significant flexibility in terms of changing content and adding special informational items at any time throughout the year. Printed Yellow Pages advertisers are subject to an infrequent re-publication schedule if they desire to change their advertisement.

Marketing

Unlike most print Yellow Pages companies that sell their advertising by having sales representatives personally visit or call each potential advertiser in their area, we solicit advertisers for our IAP product primarily through direct mail. This direct mail component enables us to offer our products and services on a nationwide basis. This would not be economically possible or manageable through the use of sales representatives making personal visits or calls to potential advertisers. In addition, we believe direct mail is a less expensive and more predictable form of marketing than physically visiting or calling potential advertisers and, therefore, allows us to offer potential advertisers quality products and services at much more affordable rates than our competitors.

Direct Mail Solicitation. Our direct mail marketing solicitation is made up of several pages that describe in detail our products, services, pricing, sign-up instructions and billing alternatives. We include in this solicitation a promotional sign-up incentive; generally in the form of a $3.25 activation check made payable to the name of the solicited business. If a potential advertiser wishes to order our service, the advertiser deposits the incentive check in its bank account. Because a check made out to the name of a business can only be deposited into an account of that business, the advertiser's bank acts as a third-party verifier, confirming that the solicited advertiser is in fact the advertiser ordering the service. This deposited check then acts as a written letter of authorization, which is authenticated by the advertiser's bank. We obtain this letter of authorization from each and every advertiser prior to activating any service or billing. We have rigorous third-party verification and confirmation procedures to confirm the order and obtain the information necessary to build the advertiser's Mini-WebPage. Within 30 days of activation, we send a confirmation letter to the business. We also offer a 120 day cancellation period during which an advertiser may receive a full refund. Our direct mail marketing program complies with and, in many instances, exceeds United States Federal Trade Commission, or FTC, requirements as established by an agreement signed between our company and the FTC in September 2001.

As discussed in greater detail in Item 6: Management's Discussion and Analysis - Executive Overview, the LECs have modified their internal policies regarding the use of activation checks as accepted letters of authorization. In some regions we are no longer able to use this check as the letter of authorization for LEC billing. Instead, we must obtain written or verbal authorization. This has diminished the effectiveness of the activation check as a simple and inexpensive means of attracting new business. Additionally, certain of our competitors have copied our strategy of utilizing activation checks as a sign-up incentive, which we believe has also decreased the effectiveness of our activation checks. Accordingly, by the end of fiscal 2004, we had transitioned the majority of our customers to direct debit and continue to bill some of our customers through the LECs.

We plan to continue to solicit new business through direct mail campaigns. Our current marketing strategy includes a tri-fold mailer in addition to the continued use of the check mailer in some regions. However, we are moving away from the use of activation checks as the primary letter of authorization. We will continue to use activation checks to identify potential new customers and as an LOA in certain areas.

The target audience for our direct mail marketing program is every business in America. According to the U.S. Census Bureau, there are approximately 21 million businesses in the United States. We generally solicit approximately 1.3 million businesses per month. In areas where we no longer utilize LEC billing this allows use to expand the number of businesses to whom we may solicit.

We also have entered into various marketing arrangements with other businesses whereby we pay commissions based on sales leads and revenue generated from these businesses. To date, such commissions have not been material.

Mailing List Generation. To generate the leads for our mailing list operation, we purchase business directory listings on a monthly basis from three of the largest information providers in the North American market - Acxiom, InfoUSA and Experian. We refer to each information provider's list of business listings as a data set. Each data set consists of 10-19 million records with each record composed of several attributes, such as company name, address, employment range, telephone number, United States Standard Industrial Classification, or SIC code, and Standard Yellow Pages Heading, or SYPH code. While SYPH codes are proprietary to our information provider Acxiom, we believe our fluency in multiple industrial classifications and the additional cost and effort of acquiring data from several sources gives us a competitive edge over companies that purchase data from only a single provider of information or a provider that does not verify the accuracy of the information for each business listing. We continue to evaluate the accuracy of data provided to us by our information providers and continuously expand our list of information providers as necessary in order to maintain a competitive advantage.

We believe the quality of a lead from each information provider's data set cannot be evaluated by business count alone. We consider other factors including overall quality, duplicates, out of business records, and records without telephone numbers. Each information provider verifies the information for each business listing differently. For example, some will attempt to verify information for each business by telephone while others will attempt to verify by using a United States Postal Service Certified Address Standardization process for converting addresses to a standard zipcode-4 format required to qualify for lower bulk mailing rates.

Our agreement with InfoUSA became effective as of July 2002. The agreement had an initial term of one year and renews automatically for one-year terms unless either party provides written notice of its intention to terminate at least 90 days prior to the end of a term.

Our agreement with Experian became effective as of February 2003. The agreement has an indefinite term until either party notifies the other of its intention to terminate. The only consideration exchanged for the data set was our agreement to perform televerification and data set analysis.

Our agreement with Acxiom became effective as of March 2001. The agreement had an initial term of two years and renews automatically for one-year terms unless either party provides notice prior to the end of a term of its intention to terminate.

National Accounts Marketing. In June 2004, we initiated our National Accounts Program. Unlike other IAP advertisers, we do not obtain these accounts through our direct mail program. These accounts represent large national organizations that purchase their advertising in bulk for their many locations. These are sophisticated advertisers for whom a "per click" revenue model is effective, desired and expected. We have built a software model that allows us to implement and bill these customers on a per click basis. We host their information on a separate spot on our search results page (beside the standard IAP listings) to give them high priority while allowing our smaller advertisers to compete directly when consumers are searching for products.

We are actively pursuing national accounts that will appear on a "skyscraper" ad on the right side of the screen, with a hypertext link, when the related category is opened. This capability is currently undergoing needed enhancements, particularly to improve accuracy in counting click-throughs and other reports. We currently anticipate that these enhancements will be completed and the capability operational during the first half of fiscal 2005. At present, we are cultivating relationships with Certified Marketing Representatives, or CMRs, who are experienced in selling advertising to national accounts. We also are pursuing individual nationwide businesses and advertising agencies that in-call. Some existing national accounts include Red Lobster(R), CitiFinancial(R), Holiday Inn(R), Holiday Inn Express(R), and LifeWay Christian Stores. Thirteen other national advertising contracts are being finalized. Because the national accounts are "cost-per-click," we are developing an additional revenue stream by distributing these ads through our affiliate network to other local search sites and will be charging the advertisers accordingly. As this program was under development in 2004, no revenues have been generated from this program in fiscal 2004. We currently anticipate this program will begin generating revenue in the second quarter of fiscal 2005.

Branding

We have embarked on a substantial campaign to brand our YP.Com name and our products. We seek to become the "Internet Yellow Pages of choice" to advertisers and Internet users. We plan to use various forms of media, which may include Internet, print, television, radio, billboard and movie-theater advertising in selected markets as well as nationally. We believe such branding will help to attract users to our websites, as well as advertisers to sign-up for our IAP and other service offerings. The goal of our branding is to obtain instant customer recognition of our offerings that, over time, may enhance the response rate of our direct mail marketing program. Currently, we are increasing traffic to our website by the use of banner ads and skyscrapers on selected internet sites. This heightened traffic is an added benefit to our subscribers as well as an increased awareness of what we offer to potential advertisers.

We acquired the rights to the YP.com URL from Onramp Access Inc. pursuant to a three-year license agreement executed in 2003. We received this license in exchange for $250,000 cash and 100,000 shares of our common stock. Under the terms of this agreement, there are certain events, including the performance of our stock price, that trigger the automatic transfer of ownership to us. If such events do not occur, we have the option to purchase the rights to this URL. Because of the importance of this URL to our branding strategy, we intend to purchase the rights to this URL if ownership has not already transferred by the end of the three-year license agreement.

Technology and Infrastructure

We have developed technologies to support the timely delivery of information requested by a user of our online Yellow Pages system. A staff of senior engineers experienced in large-scale system design and computer operation develops and maintains the technology. We believe we are particularly adept at large-scale database management, design, data modeling, operations and content management.

To focus on a quality and timely product, we have divided our technology staff and technology base into a business operations unit and an advanced technologies group dedicated to our directory services product. Our business operations support a sophisticated call center, automated billing of our customers, customer relationship management, and automated mailing campaign. Our advanced technologies group supports all programming and other systems enhancements to the YP website and internal systems. These operations are described in the following paragraphs.

YP.Com. The front end of our directory services and the showcase of our technology and marketing capabilities is our website, YP.Com. The YP.Com website currently is in its fifth generation of development. We develop ongoing enhancements to our website on a recurring schedule to meet the increased demand for our services and products. Our YP.com website provides several key and easy to use features, including timely information, simple search, search tips, reverse telephone number lookup, mapping, and residential and business directory listings.

Database Management Systems. At the core of our infrastructure are several high-performance and proprietary database systems containing several terabytes of data representing billions of records with hundreds of attributes each, such as business name, telephone number, address, number of employees, and our unique-to-the-industry 40-word description of the business. We maintain the data for internal operations on high-performance servers and with large-scale storage systems at our Mesa, Arizona facility, which is co-located with our call center operation and technology teams. To meet the demand for our products and services and to provide the highest level of reliability, we employ technologies and techniques providing data redundancy and clustering. Clustering is the use of several computers deployed in a manner that provides redundancy and additional computer processing power.

High-Performance Database and Search Engine. We believe we provide the most complete and high-performing directory service in the market today. Our proprietary database enables us to collect and merge data from multiple sources to provide extensive and accurate content for our users. With the release of our xDirectory(TM) and DirectXML(TM) technologies in 2004, we expect to be the first to market real-time search feedback on accuracy, search time, spellchecking, synonym matching, automated content delivery, and multiple source data merging in a simple to use paradigm. We believe these technologies will simplify the search process and provide the most relevant content to suit our customers' and users' needs. Ultimately, we expect that these technologies will increase recurrent use of our system by users of our directory services.

xDirectory. xDirectory is the platform for our high-performance database and search engine. xDirectory is a proprietary content management system and repository for extensible data merged from multiple sources of North American listing data. xDirectory also serves as a platform for several proprietary features, including real-time search feedback on accuracy, search time, spellchecking, synonym matching, geographical positioning, automated content syndication, and the proprietary algorithms to perform listing data match-up and merging into a uniquely accurate record.

DirectXML. DirectXML is the technology that supports our content syndication program and distribution network. DirectXML integrates our proprietary content management system with our distribution network to deliver up-to-date syndicated content. DirectXML leverages the XML standard for the definition, interoperability, transmission, validation, and interpretation of data between systems and organizations.

Extensible Record. We purchase data from the largest information providers in North America and merge that data with our extensive in-house customer data set to form what we believe is the largest and most comprehensive content in the market. This effort provides users of our directory services the greatest number of results per search. With the release of our xDirectory, we now have the unique ability to weigh the accuracy of a wide variety of attributes from the source record for inclusion into the merged record. xDirectory's proprietary algorithm for identifying accurate information and removing inaccuracies during the merge process is complemented by our customer verification process that confirms the attributes of a given customer record.

Content Syndication, Distribution, and Private Label Networks. We add value by increasing our IAP advertisers' visibility by providing automated conduits and content delivery to numerous search engines besides our own. We can deliver content both on the Internet and on mobile devices such as cell phones and personal digital assistants. Our market position and volume allows us to provide content to any of our strategic alliances, as discussed elsewhere in this Annual Report, at a cost below what would be accomplished if one were to attempt to duplicate our content and distribution network. We have further enhanced the capabilities of this global distribution network with the release of our DirectXML technology which provides high-volume automated record updates at least weekly and, where possible, daily to our distribution partners and private-label customers.

Billing Operation. Our billing process is executed using a two-tier architecture that consists of foundation and business platforms. Our foundation platform is anchored with Microsoft(R) as the primary partner leveraging their SQL Server product line. This alliance aligns us technically with a stable industry standard with proven scaling ability to meet our aggressive growth needs. The option to have multiple processors ensures we will be able to handle our planned customer base growth. System stability is enabled through built-in design features like high availability, simplified database administration and security features. Our business applications tier rests on a program suite that consists of partner provided utilities and our own utilities developed specifically to our billing process. By having development abilities in-house, we have control over our application, which allows us greater flexibility, greater security and reduced dependencies on an external entity. These programs also reduce LEC submittal fees by cleaning our customer billing submittals prior to formal submission. They also optimize which provider best suits our needs and maximizes profit potential.

Call Center Operation. We use sophisticated call center technologies to support teams dedicated to servicing customer needs, managing the provisioning of new customers and the sale of additional services to existing customers. The call center operation is built around a high-volume telephone switch and sophisticated applications to manage, distribute and analyze workload across and between call center representatives. Since our call center is staffed six days a week, an automated call attendant is only employed after hours, on Sundays or during holidays.

Site Design and Facilities. We implement our website on a set of large-scale, high-performance Unix servers with accompanying large-scale storage subsystems that are organized into layers and groups. Each layer and group provides different functionality across the site. We organize the site to allow the integration of new information and functionality without any interruption of service. To ensure our site is continuously available to our users, we house the site at environmentally controlled co-location facilities geographically distributed and repeated between three locations in Arizona, Nevada, and Florida. XO Communications, a leader and national provider of telecommunications services and facilities, provides the co-location services. The co-location facilities are interconnected by a high-performance, scalable and highly-reliable state-of-the-art fiber data network.

Mailing List Generation. The technology for generating a mailing list is comprised of a proprietary application and five databases for generating a mailing list of leads. On a monthly basis our information providers send us leads in an electronic format for integration into a database. After data has been refreshed in each provider database, our proprietary application performs a comparison-and-merge process between data sets. The proprietary algorithm within our application improves the quality of the record by verifying the accuracy of the information for every business listing sent to us. We compare information from each information provider to determine matching records, unique records, and the method employed to verify the information for each business listed in order to gauge the accuracy for each respective information provider. A unique record is one that exists only in a single provider's data set. The number of unique records varies from month to month and is one of the reasons we purchase from multiple sources. Following the merge process, our proprietary mailing application employs a sophisticated filtering process to determine address accuracy and facilitate the delivery of the solicitation mailer. Ultimately, the application generates an electronic file containing a list of leads with the name, address of the lead and type of business of each lead. We then send the list to our service provider for printing and mass mailing.

The Internet Yellow Pages Market

According to The Kelsey Group and the Yellow Pages Integrated Media Association, or YPIMA, while there are approximately 200 major U.S. Yellow Pages print publishers, an increasingly mobile and computer-sophisticated population is accessing the Yellow Pages by way of the Internet at a sharply increasing rate.

Internet access at home is now a reality for 67% of Americans according to Nielsen / NetRatings. Similarly, approximately 52% of small and medium-sized business (SMB) owners have embraced Websites or home pages as a marketing tool. According to the Kelsey Group, 24% of SMBs are using Internet Yellow Pages as part of their advertising and promotion mix. This equates to a 60% increase over last year. Moreover, approximately 33% of total local business searches in both print and online media were interactive in 2003 compared to approximately 9% in 2000. The Kelsey Group expects that this trend will continue and projects that interactive searches will account for more than half of usage by 2007. As the volume of directory references made online continues to grow. We believe merchants will continue to shift marketing expenditures away from print Yellow Pages toward Internet Yellow Pages providers.

The Kelsey Group has published the following market information regarding the growth of the U.S. online and print Yellow Pages advertising revenue market. While print advertising is expected to be largely flat in the next five years, the Kelsey Group expects Yellow Pages online advertising to experience tremendous growth, as evidenced by an estimated 29% annual growth rate from 2003 to 2008.

Advertising Revenue (in Billions)
	2003	Market Share	2008	% Growth Per Year	Market Share
Print	$15.0	97%	$15.3	0.4%	90%
Online	$0.45	3%	$1.6	29%	10%
Total	$15.45	100%	$16.9	1.2%	100%
Source: the Kelsey Group

Based upon our revenues in fiscal 2004, we believe that we have approximately 10% of the fragmented online Yellow Pages market, assuming an estimated online Yellow Pages advertising market of approximately $580 million in 2004 (calculated based on 2003 market data and estimated future growth percentages per the Kelsey Group). Accordingly, we believe that we are one of the leading online Yellow Pages companies in terms of revenue.

Internet Yellow Pages provide the following advantages over print Yellow Pages:

•	More current and extensive listing information.
•	Immediate access to business listings across the nation from any location.
•	Broad accessibility via computers and hand-held devices, such as mobile phones and personal digital assistants.

•	Features such as mapping, direct calling to the advertiser, and e-mail at the click of a button also may be available.

Internet Yellow Pages also offer lower costs for a given level of content and the ability to easily access and modify displays and advertisements, which allows for opportunistic or targeted specials or discounts.

Strategic Alliances

In order to service users of our website more effectively and to extend our brand to other Internet sources, we have entered into strategic relationships with business partners that offer content, technology, and distribution capabilities. The following are descriptions of our most significant strategic relationships:

•	We have cross-marketing arrangements with reciprocal linking of websites without any compensation to either party. These arrangements increase the page views for our advertisers' listings by being listed on the linked websites. During 2004, the number of websites providing such links to YP.com fluctuated between 30 and 100 websites. These co-promotional arrangements typically are terminable at will.

•	We have distribution agreements with several websites, including My Area Guides, go2.com, Switchboard Incorporated, Yellow.com, Interchange and others. These agreements allow us to increase the page views for our advertisers' listings by displaying our advertisers' information on these sites. These contracts require monthly payments that are either fixed or variable, depending on website traffic.

•	We have a license agreement with Palm, Inc. whereby we pay a fee to be a provider of Yellow Pages content on hand-held devices using the Palm operating system. We provide this content to Palm through a hypertext link from the Palm operating system to our website.

•	We have an agreement with Overture.com to provide visibility to our website so that we can provide traffic to our advertisers. In exchange for monthly fees, Overture tries to ensure that our website will be one of the highest placed sites when Yellow Pages searches are done on major search engines, such as MSN(R) and Yahoo(R).

•	We utilize WebDialogs in a co-promotional effort to provide automatic dialing services to our website users. These services allow these users to place a call to one of our IAP advertisers by simply clicking a button. This function powers our Click2Call feature.

We have been members of the Yellow Pages Integrated Media Association, the Association of Directory Publishers, and the Direct Marketing Association since 1998. These organizations are trade associations for Yellow Pages publishers or others that promote the quality of published content and advertising methods.

Customer Service

We believe that superior customer service is an important factor in differentiating ourselves from our competitors. To meet this objective, our customer service department is comprised of four main departments - inbound, outbound, quality assurance and administration.

Inbound Call Center. Our call center supports incoming calls from our advertisers for all of our products. The inbound customer service representatives, or CSRs, are responsible for taking calls, billing, technical service and general questions. The CSRs are empowered to activate new accounts, adjust accounts with credits, accept payments, change the billing method, and cancel accounts. Our proprietary CSR software is tiered in order to limit the actions taken with an advertiser's account, depending on the CSR's position. If a CSR is unable to accommodate the advertiser's request, the CSR transfers the call to a supervisor to ensure the customer is satisfied. Requests beyond those a supervisor can handle are given to a department manager or our quality assurance group. The CSRs have the ability to update advertiser's accounts by adding or changing a Mini-WebPage, changing hours of operation, changing the business category, and adding the link to the advertiser's website and email. After the CSR makes the requested changes, the new information will appear on our website within two business days, enabling the advertiser to make timely changes to their listing. The inbound customer call center is generally staffed six days a week.

Outbound Calling. We established the outbound call center to help our IAP advertisers receive the full benefit for the advertising they purchased. The outbound CSRs primarily call new advertisers. They confirm the sale and, in the case of a new advertiser, they obtain the information to build the advertiser's Mini-Webpage. After the outbound CSR speaks with the advertiser and obtains all the information for the advertiser's listing, that listing is then sent to our proofreaders. Every listing that is updated is proofread prior to being placed on our site. This additional step ensures that our advertisers are represented professionally and accurately to their customers. Since our outbound CSRs only call existing or new advertisers, we are not affected by the "National Do Not Call" list.

Quality Assurance. The goal of the Quality Assurance group is to monitor inbound and outbound calls, take calls transferred from CSRs, perform customer satisfaction surveys, and make test calls into our customer care line on a random basis. The quality assurance department reports directly to the Chief Operating Officer to ensure separation from the inbound and outbound departments.

In addition to the quality assurance representatives, we have a Training & Process Development supervisor that reports to the Quality Assurance manager. This supervisor's responsibility is to produce and distribute training material to the entire call center to ensure consistent information is provided to all departments.

Administration. The purpose of our administration department is to assist our customers with timely feedback when requested through the mail, e-mail or by facsimile. In addition to the CSRs answering incoming calls, we have individuals trained to assist customers via email. Our website and our incoming greeting on the telephone give our customers and our website users our email address. We review these emails daily and generally reply within two business days. We have found that many advertisers prefer to email us with their changes and are very satisfied with our response time and ability to respond to their request. The administration department receives, sorts, and distributes all incoming and outgoing mail. They also are responsible for filing the hard copies of the cashed incentive checks. All information that is sent to our advertisers or potential customers by the call center is routed through the administration department in order to ensure that accurate and consistent information is sent.

Competition

We operate in the highly competitive and rapidly expanding business-to-business Internet services market. Our largest competitors are LECs, which are generally known as local telephone companies. We compete with other online Yellow Pages services, website operators, advertising networks, and traditional offline media, such as traditional Yellow Pages directory publishers, television, radio, and print share advertising. Our services also compete with many directory website production businesses and Internet information service providers.

The principal competitive factors of the markets that we compete in include personalization of service, ease and use of directories, quality and responsiveness of search results, availability of quality content, value-added products and services, and access to end-users. We compete for advertising listings with the suppliers of Internet navigational and informational services, high-traffic websites, Internet access providers, and other media. This competition could result in significantly lower prices for advertising and reductions in advertising revenues. Increased competition could have a material adverse effect on our business.

Many of our competitors have greater capital resources than we have. These capital resources could allow our competitors to engage in advertising and other promotional activities that will enhance their brand name recognition at levels we cannot match. The LECs, given their existing local access customers, have brand name recognition and access to potential customers.

We believe that we are in a position to successfully compete in these markets due to the lack of material debt on our books, our recent ability to generate cash, and the effectiveness of our direct mail marketing program. Furthermore, we have begun testing various branding campaigns using web banners and radio. We believe this will increase market awareness of the YP.com brand, which will enhance the value of YP.com to our IAP advertiser base. We further believe that we can compete effectively by continuing to provide quality services at competitive prices and by actively developing new products and services for customers.

We believe our listings and our Mini-WebPages provide users of our website with readily available information that is easy to understand and from which they can make their buying decisions. We believe that our calling center is a competitive advantage. Through our calling centers, we continually receive and process requests to update customer information on our website and, accordingly, we believe our site contains more useful and timely information than that of our competitors. We further believe that this, in turn, will translate into more page views and advertisers.

Employees

As of September 30, 2004, our only direct employees are our four executive officers. As of September 30, 2004, we also engaged 125 full-time and 26 part-time independent contractors through employee leasing or temporary help agencies. Such team members are not covered by any collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY

We have a long-term operating lease with Art Grandlich d/b/a McKellips Corporate Square for the 16,772 square foot corporate office that is located in Mesa, Arizona. We pay rent of approximately $120,000 annually under this lease, which expires in June 2006. This facility contains our customer service call center and certain administrative resources.

In October 2003, our wholly owned subsidiary, Telco, signed a three-year lease with Tomorrow 33 Convention, LP on a facility in Las Vegas, Nevada with annual lease payments of approximately $201,000. This facility is approximately 3,500 square feet and is our corporate headquarters and the primary operating facility of Telco.

We believe that these facilities are adequate for our current and anticipated future needs and that both of these facilities and their contents are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

We are party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not material to our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock

Our common stock trades publicly on the OTC Bulletin Board under the symbol "YPNT." The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

The following table sets forth the quarterly high and low bid prices per share of our common stock by the OTCBB during the last two fiscal years. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year	Quarter Ended	High	Low

2003	December 31, 2002	$0.13	$0.04
	March 31, 2003	$0.24	$0.08
	June 30, 2003	$1.25	$0.14
	September 30, 2003	$2.41	$0.56
2004	December 31, 2003	$2.90	$1.21
	March 31, 2004	$5.58	$2.05
	June 30, 2004	$5.12	$1.03
	September 30, 2004	$2.37	$0.95

Holders of Record

On December 1, 2004, there were approximately 447 holders of record of our common stock according to our transfer agent. The Company has no record of the number of shareholders who hold their stock in "street" name with various brokers.

Dividend Policy

We have one class of outstanding preferred stock (Series E Preferred Stock), of which there are currently 128,340 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year, payable in quarterly installments of $0.00375.

At the beginning of fiscal 2004, we entered into an agreement with two of our significant shareholders, Morris & Miller, Ltd and Mathew and Markson, Ltd., whereby we agreed, subject to applicable laws, to declare and pay a cash dividend of at least $.01 per share to all of our common stockholders within 60 days of the end of each fiscal quarter. As of September 30, 2004, we had paid three consecutive quarterly dividends of $.01 per share per quarter to holders of our common stock.

Sales of Unregistered Securities

On October 8, 2004, pursuant to the terms of a Letter Agreement with Jefferies & Company, Inc. we issued a total of 925,000 shares of our common stock, $.001 par value per share, to Jefferies. These shares were issued in lieu of cash fees for Jefferies' investment banking services. These shares were not issued under our 2003 Stock Plan. Of the total shares issued to Jefferies, 100,000 shares were issued without restrictions on transfer other than those imposed by Rule 144 under the Securities Act of 1933, as amended. The remaining 825,000 shares were issued pursuant to a Restricted Stock Agreement. Accordingly, these shares remain subject to restrictions on transfer and sale, which lapse in accordance with a vesting schedule depending on the achievement of certain performance goals.

The common stock was offered and sold pursuant to the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D. The common stock was offered and sold to a party that the Company or its authorized agents believe is an "accredited investor," as that term is defined in Rule 501 of Regulation D in reliance upon an exemption from the registration requirements of the Securities Act in a transaction not involving any public offering. Jefferies represented to the Company that:

•	Jefferies is an "accredited investor";
•	the shares of common stock were acquired by Jefferies for its own account, for investment and without any view to the distribution, assignment or resale to others other than pursuant to a registered offering;
•	Jefferies understood that the shares of common stock issued to it have not been registered under the Securities Act or any state securities laws; and
•	Jefferies acknowledged that it may not transfer the shares unless the shares are registered under Federal and applicable state securities laws or unless, in the opinion of counsel satisfactory to the Company, an exemption from such laws is available.

The Company will arrange for a legend to be placed on certificates representing such securities, making them subject to stop transfer restrictions. The Company did not engage in any form of general solicitation or general advertising in connection with these issuances.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended September 30, 2004, this "Management's Discussion and Analysis" should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 7 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-KSB, includes statements that constitute "forward-looking statements." These forward-looking statements are often characterized by the terms "may," "believes," "projects," "expects," or "anticipates," and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company's (i) belief that any progress it has made in addressing the various challenges it faced during the past year will help preserve its financial and operational integrity; (ii) belief that Mr. Bergmann's background in the management of advertising and marketing companies will be helpful to the Company; (iii) expectation that the trend away from billing through LECs will continue in the future; (iv) belief that the fragmented online Yellow Pages market will experience some consolidation in the future; (v) expectation that it will keep its prices stable for the near future; (vi) plan to continue to take active measures to reconfirm its existing subscriber base and to convert customers from LEC billing to ACH billing; (vii) expectation that near-term revenues may continue to decline; and (viii) expectation that dilution may continue to decrease as the Company continues to convert more customers to ACH billing.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors," as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Challenges and Solutions

Overview

We confronted a number of significant challenges during fiscal 2004 and continue to face recent issues related to our billing methods, which is described in greater detail below under Recent Developments. However, we believe that the progress we have made in addressing these challenges and adopting enhanced corporate governance practices will help us to preserve the financial and operational integrity that we and our stockholders have experienced in the past. This progress is marked by the following examples:

•	In keeping with our goal to end all related party transactions, we terminated the executive consulting agreements pursuant to which the offices of Chief Executive Officer, Chief Financial Officer and other executive positions were provided through consulting companies.

•	We revamped our management team and filled the positions of Chief Executive Officer and Chief Financial Officer, as described in greater detail below.

•	We recomposed our Board of Directors to include more independent directors, as described in greater detail below.

•	We formed an audit committee, adopted its charter and appointed its chairman.

•	We identified and designated the Board of Directors' qualified financial expert.

•	We adopted a comprehensive code of ethics.

•	We revisited and updated our insider trading policies.

•	We terminated our previous loan obligations to our two largest stockholders, Morris & Miller, Ltd. and Mathew and Markson, Ltd. Moreover, we negotiated the acceleration of three repayments, totaling an aggregate of $1,600,000, from these stockholders on their existing debt to us, which is well ahead of their April 2007 maturity dates.

•	We obtained and publicly disclosed the beneficial ownership of Morris & Miller, Ltd. and Mathew and Markson, Ltd. as provided to us in sworn affidavits by their managing director, Ilse Cooper.

•	We recently paid our third consecutive quarterly cash dividend to our stockholders.

•	We established a new $1 million credit facility.

•	We adopted a Stockholder Rights Plan to protect the Company and our stockholders from unsolicited offers and to provide our board of directors with the leverage and ample opportunity to negotiate the greatest value for the stockholders if another person wishes to acquire the Company.

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

On June 9, 2004, Gregory Crane, Vice President of Marketing, resigned as an officer and director in an effort to assist our company in recomposing management and the Board of Directors. As described below under Termination Agreements, we also later terminated the executive consulting agreement with Mr. Crane's company, Advertising Management & Consulting Services, Inc., or AMCS.

In November 2004, DeVal Johnson also resigned as an officer. As described below under Termination Agreements, we also later terminated the Executive Consulting Agreement with Mr. Johnson's company, Advanced Internet Marketing, Inc., or AIM. Mr. Johnson will continue to serve as a director.

We also concluded our relationship with MAR & Associates, Inc., or MAR, during fiscal 2004. MAR was the entity that provided us with services associated with the position of Chief Financial Officer through MAR's President, David Iannini. As described below under Termination Agreements, we also terminated the executive consulting agreement with MAR.

On August 3, 2004, we hired W. Chris Broquist as our new Chief Financial Officer. Mr. Broquist brings 23 years of business experience to our company, including 14 years in business banking. Most recently, he served as Vice President and Chief Financial Officer of Gold Graphics Manufacturing Co., a medium-sized Los Angeles-based manufacturer. Prior to Gold Graphics, Mr. Broquist held the senior financial position at Century Media Group, where he was a key member of the team that successfully negotiated its acquisition by a public entity. Mr. Broquist also was with The Summit Group for four years, where he led the Businesses Services Group, which was responsible for providing business and financial planning services as well as developing access to capital for small and medium sized businesses.

As part of our continuing effort to recompose our board of directors, John T. Kurtzweil and Paul Gottlieb became independent members of the board of directors during fiscal 2004. Messrs. Kurtzweil and Gottlieb also were appointed to our Audit and Compensation Committees. Mr. Kurtzweil has agreed to serve as the Chairman of the Audit Committee and as qualified financial expert.

Mr. Kurtzweil brings more than 25 years of high-level corporate management background to our board of directors. Mr. Kurtzweil currently serves as the Senior Vice President and Chief Financial Officer of Cirrus Logic, Inc., a publicly-held corporation that is a premier supplier of high-performance analog, mixed-signal, and digital processing solutions for consumer entertainment electronics, automotive entertainment, and industrial product applications. He possesses a strong financial background, including public company experience with industry leaders such as ON Semiconductor and Honeywell, Inc. Mr. Kurtzweil maintains active CPA and CMA licenses.

Mr. Gottlieb is an attorney with Snow Becker Krauss, PC in New York City. His practice involves estate planning, tax, corporate and securities matters. Mr. Gottlieb received his undergraduate degree from Queens College of City University of New York, after which he served as a journalist in the United States Army. Upon completion of his military service, Mr. Gottlieb attended New York Law School, where he received his law degree. Mr. Gottlieb worked as a senior attorney with the Internal Revenue Service before entering private practice.

Termination Agreements

Following the personal resignations of Messrs. Tullo, Crane and Johnson, we entered into Termination Agreements with these individuals' respective entities concerning the termination of their Executive Consulting Agreements. The Termination Agreements with Messrs. Tullo and Crane provide for payments over two years and, in the case of Mr. Johnson, over 18 months. Had the Executive Consulting Agreements not been terminated, we would have been obligated to pay Sunbelt, AMCS and AIM, over the remaining life of the agreements, approximately $2.6 million, $1.9 million, and $1 million, respectively. However, under the Termination Agreements, these payouts were reduced to $960,000, $697,010, and $367,570, respectively, or approximately 36% of the full payouts. The Executive Consulting Agreements had allowed us to terminate those agreements and pay a one-time lump sum payment of 30% of the total payouts. However, we were able to negotiate extended payment periods and receive certain favorable consulting and non-compete covenants from these former officers, as described below in greater detail.

Specifically, the amounts owed under the Termination Agreement with Sunbelt are payable as follows:
a.    $150,000 upon signing of the Termination Agreement;
b.    $17,500 payable at the beginning of each month for 24 months commencing August 1, 2004;
c.    $120,000 on October 1, 2004;
d.    $150,000 on the one-year anniversary of the signing of the agreement; and
e.    $120,000 no later than October 1, 2005. This payment must be made upon Sunbelt's written request at any time between the July 1, 2005 and the October 1, 2005 payment. We will be obligated to make such early payment so long as we retain 30 days' operating capital after making the payment, which is defined as a current ratio of 1-to-1.

The amounts owed under the Termination Agreement with AMCS are payable as follows:
a.	$130,000 upon signing of the Termination Agreement;
b.	$10,709 payable at the beginning of each month for 24 months commencing August 1, 2004;
c.	$110,000 on October 1, 2004;
d.	$110,000 on the one-year anniversary of the signing of the agreement; and
e.	$90,000 no later than October 1, 2005. This payment must be made upon AMCS' written request at any time between the July 1, 2005 and the October 1, 2005 payment. We will be obligated to make such early payment so long as we retain 30 days' operating capital after making said payment, which is defined as a current ratio of 1-to-1.

The amounts owed under the Termination Agreement with AIM are payable as follows:
a.	$50,000 upon signing of the Termination Agreement;
b.	$14,865 payable at the beginning of each month for 18 months commencing December 1, 2004; and
c.	$50,000 on January 1, 2005.

Upon a change of control or the sale of all or substantially all of the assets of our Company, all the foregoing payments to Sunbelt, AMCS, and AIM will be immediately due and payable.

Additionally, pursuant to the Termination Agreements, each of Sunbelt, AMCS, and AIM, and their respective officers, directors, and affiliates have agreed not to compete with or solicit our customers or employees for a period of six years. Finally, the Termination Agreements require Messrs. Tullo, Crane, Johnson and other officers and employees of their respective entities to make themselves available to our company and our officers, directors, and employees for consultation as needed.

In connection with the conclusion of our relationship with MAR, we entered into a Separation and Settlement Agreement with MAR, whereby the Executive Consulting Agreement between our company and MAR was terminated. Under the arrangement, we will pay MAR $120,000 in equal monthly payments over the six months commencing August 1, 2004. This amount is well below the approximately $750,000 that would have been payable under the Executive Consulting Agreement with MAR over the remaining life of that agreement.

Recent Developments

Developments with LEC Billing and Resulting Impacts on the Business. Historically, we have been highly dependent on our ability to bill our IAP advertisers directly through their monthly telephone bill. We refer to this method as LEC billing. Our ability to use this billing method has been severely curtailed as a result of new internal policies adopted by many of the LECs and changes in the telephony industry generally. This has forced us to explore alternative billing methods.

New Internal LEC Policies. During the fourth quarter of fiscal 2004, several of the LECs changed their internal policies regarding the use of activation checks as an acceptable letter of authorization that allows us to bill our products and services directly on our advertisers' local telephone bill. These LECs are requiring additional confirmation procedures to allow new customers to be billed. Further, these LECs are requiring us to reconfirm our existing customer base before allowing such customers to be billed.

The LECs modified policies have impacted us by decreasing the effectiveness of the activation check. We are no longer able to use this check as the letter of authorization for LEC billing in certain regions. Instead, we must obtain written or verbal authorization, thereby reducing the effectiveness of the LECs as an efficient and cost-effective means of billing our customers.

Developments with CLECs. An additional contributing factor to the trend away from LEC billing is the increasing presence of Competitive Local Exchange Carriers, or CLECs, in local markets. Recently, the CLECs have been participating in providing local telephone services to IAP advertisers at an increasing rate. We are not permitted to bill our IAP advertisers through CLECs at the present time. If an advertiser changes their telephone carrier from a LEC to a CLEC, we must change our billing method from billing through the LEC to an alternative billing method.

Increasing Dependence on ACH Billing. Prior to fiscal 2004, virtually all of the Company's revenues were billed via LECs. Our ACH billings were immaterial. During 2004, to address the billing problems posed by the CLECs, we began to convert our customers to ACH billing, as we believe this is an efficient and cost effective means of billing. With the decline in LEC billings and to address the LECs internal policy changes described above, we accelerated the conversion of a substantial amount of our customers to ACH billing by year-end. By September 2004, ACH billing accounted for 57% of total net billings and LEC billings dropped to approximately 43% of net billings.

The majority of our advertisers that switched billing channels during the fourth quarter of fiscal 2004 went from LEC billing to ACH billing. We believe ACH billing is less expensive, has a faster collection time than LEC billing and presents minimal dilution. Therefore, we believe it is a desirable means of billing. However, it is time-consuming and labor-intensive to convert customers from one billing channel to another and can result in missed billings or customer cancellations.

Because the announcement of the change in LEC billing practices came suddenly and unexpectedly in the fourth quarter of 2004, we were not able to transition all impacted customers to ACH billing in a timely fashion. Accordingly, we have not been able to bill all of our customers for services performed during the fourth quarter of 2004 and, with respect to certain customers, it is unlikely that this revenue will ever be effectively billed and collected. We estimate that this change has caused a decrease in revenue in the fourth quarter of 2004 of approximately $6 to $7 million as compared to our prior two quarters. We currently are in the process of determining an effective means of billing these customers for future service. We expect that this trend away from billing through LECs will continue in the future.

Revenue and Billing Concentration

We process our billings through two primary billing aggregators; PaymentOne, Inc. and Billing Concepts, Inc. PaymentOne provides the majority of our billings, collections, and related services. Total amounts due from PaymentOne (for both LEC and ACH billing) at September 30, 2004 were $8,565,408, net of an allowance for doubtful accounts of $2,230,279. The net receivable from PaymentOne for billing at September 30, 2004 represented approximately 80% of our total net accounts receivable.

Termination of M&M Credit Facility

As of April 9, 2004, we terminated certain loan obligations that we owed to Morris & Miller, Ltd. and Mathew and Markson, Ltd., our two largest stockholders. Under this termination agreement, we made final advances to these stockholders totaling an aggregate of $1,050,000 at an annual interest rate of 8%. The stockholders agreed to forego the final advance of $250,000. The aggregate of all advances made by our company to these stockholders is to be repaid by April 2007, along with accrued interest. To date, we have received $1,600,000 in negotiated accelerated repayments.

Cash Dividends

In connection with our termination of the loan obligations to Morris & Miller and Mathew and Markson, we began paying a $0.01 per share dividend each quarter, subject to compliance with applicable laws. We have paid three consecutive quarterly dividends to date.

Disclosure of M&M Beneficial Ownership

On May 27, 2004, we issued a press release disclosing the beneficial ownership of Morris & Miller and Mathew and Markson, as provided to us in sworn affidavits by Ms. Ilse Cooper, the Managing Director of these entities. Specifically, it was disclosed that Ms. Cooper herself, as well as her sister, are the beneficial owners of these entities. It was further disclosed that any assets of Morris & Miller and Mathew and Markson remaining after their deaths will be bequeathed to the Swiss Institute for Experimental Cancer Research, a large not-profit-organization partially funded by the Swiss government.

New Credit Facility

On April 13, 2004, we entered into a one year, renewable revolving credit facility agreement with Merrill Lynch Business Financial Services, Inc. for a maximum principal amount of $1,000,000. We may request advances under the credit facility up to the full amount of the line. Interest on outstanding advances is payable monthly in arrears at the per annum rate of the one-month LIBOR as published in The Wall Street Journal, plus 3.0%. Outstanding advances are secured by all of our existing and -acquired tangible and intangible assets located in the United States.

We paid Merrill Lynch a $10,000 fee in connection with the initiation of the credit facility. A $10,000 line maintenance fee is payable to Merrill Lynch upon each annual renewal. As of September 30, 2004, we had no outstanding obligations. At this time, we do not have any current plans or need to draw down any funds under the credit facility.

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

Strategic Alternatives

We believe that the fragmented online Yellow Pages market will experience some consolidation in the future. Accordingly, we have engaged Jefferies & Company, Inc. as our financial advisor to assist us in exploring strategic alternatives to enhance shareholder value, including a possible sale or merger of our company. There can be no assurance that any transaction will result from this engagement.

Critical Accounting Estimates and Assumptions

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management's initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements, which are an integral component of this filing.

The following summarizes critical estimates made by management in the preparation of the financial statements.

Revenue Recognition. We generate revenue from customer subscriptions for directory and advertising services. Our billing and collection procedures include significant involvement of outside parties, referred to as aggregators for LEC billing and service providers for ACH billing. Such processes are described below.

LEC Billing - When a customer subscribes to our service we create an electronic customer file, which is the basis for the billing. We submit gross billings electronically to third party billing aggregators. These billing aggregators compile and format our electronic customer files and forward the billing records to the appropriate LECs. The billing for our service flows through to monthly bills of the individual LEC customers. The LECs collect our billing and remit amounts to the billing aggregators, which in turn remit funds to us. The following are significant accounting estimates and assumptions used in the revenue recognition process with respect to these billings.

•	Customer refunds. We have a customer refund policy that allows the customer to request a refund if they are not satisfied with the service within the first 120 days of the subscription. We accrue for refunds based on historical experience of refunds as a percentage of new billings in that 120-day period. Customer refunds are reserved and charged against gross revenue.

•	Non-paying customers. There are customers who may not pay the fee for our services even though we believe they are valid subscribers. Included in cost of services is an accrual for estimated non-paying customers that is recorded at the time of billing.

•	Dilution. We recognize revenue during the month for which the service is provided based on net billings accepted by the billing aggregators. We recognize revenue only for accepted records. However, subsequent to this acceptance, there are instances in the LEC billing process where a customer cannot be billed due to changes in telephone numbers, telephone carriers, data synchronization issues, etc. These amounts that ultimately cannot be billed, as well as certain minor billing adjustments by the LECs are commonly referred to as "dilution." Dilution is estimated at the time of billing and charged to cost of services.

•	Fees. Processing fees are charged by both the aggregator and the LEC. Additionally, the LEC charges fees for responding to billing inquiries by its customers, processing refunds, and other customer-related services. Such fees are estimated at the time of billing and charged to cost of services.

ACH Billing - For ACH billing, we submit electronic billing information to our service providers, who in turn use this information as a basis for processing direct bank withdrawals through an Automated Clearing House. We receive information regarding records that are rejected or cannot otherwise be processed on a timely basis, and we recognize revenue only for those items that are processed.

Direct bill customers - If we are unable to bill via any other means, we bill subscribers directly via paper invoices. Our collection rate on these billings is significantly lower than those processed through the LECs. We track collections on direct billed customers and recognize revenue from those customers based on the historical collection rates..

Allowance for Doubtful Accounts.  We receive cash through the processes discussed above. Under our contractual arrangements with our third party aggregators and service providers, the LECs and aggregators/service providers deduct from our gross billings amounts for returns, nonpaying customers, dilution and fees to arrive at net proceeds remitted to us. We estimate an allowance for doubtful accounts on the basis of information provided by the billing aggregators and service providers. This information is an indicator of timely payments made by our subscribers. At September 30, 2004, the allowance for doubtful accounts was approximately 26% of gross accounts receivable.

Carrying Value of Intellectual Property. The carrying value of our intellectual property at September 30, 2004, relates primarily to the purchase of the Yellow-Page.Net Universal Resource Locator, or URL, from Telco. The URL is recorded at its $5,000,000 purchase price, less accumulated amortization of $2,137,205. We have estimated the useful life of this asset to be 20 years.

We evaluate the recoverability of the carrying amount of this intangible asset whenever events or changes in circumstances indicate that the carrying amount of this asset may not be fully recoverable. In 2004, there have been no events that indicate that this asset may be impaired and, accordingly, no such impairment tests are warranted. In the event of such changes, impairment would be assessed if the undiscounted expected cash flows derived for the asset are less than its carrying amount. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows would impact the outcome of such impairment tests.

Capitalization of Direct Response Advertising Costs and Amortization of those Costs. We purchase mailing lists and send advertising materials to prospective subscribers from those mailing lists. Customers subscribe to the services by affirmatively responding to those advertising materials, which serve as the contract for the subscription. We capitalize and amortize the costs of direct-response advertising on a straight-line basis over 18 months, which is the estimated average period of retention for new customers. We believe that when a customer is retained through the 120-day refund period, long term retention is longer than the 18 month amortization period. However, due to attrition in the first months of a new subscription, the amortization period has been determined to be 18 months. As of September 30, 2004, the carrying value of our direct response advertising costs was $4,482,173, which includes the gross cost of approximately $9,578,842, less amortization of $5,096,669.

Income Taxes. Management evaluates the probability of the utilization of the deferred income tax assets. We have estimated deferred income tax assets of $1,048,000 at September 30, 2004, which relates to various timing differences between book and tax expense recognition. We are required to make judgments and estimates related to the timing and utilization of deferred income tax assets, applicable tax rates, and feasible tax planning strategies.

Results of Operations

Net revenue increased 85.8%, or $26,400,661, to $57,168,105 for fiscal 2004 from $30,767,444 for fiscal 2003. This increase in net revenue is primarily the result of an increase in the average number of our IAP advertisers and an increase in our monthly pricing. These two factors are discussed further below.

Our net revenue decreased in the fourth quarter ended September 30, 2004 to $10,069,924 compared to $16,890,361 for the previous quarter ended June 30, 2004 and compared to $16,367,893 for the three-month period ended March 31, 2004. This decline in revenue resulted in a net loss of $311,721 for the quarter. The decrease in revenues for the fourth quarter was due, largely, to declines in our paying subscriber base, which is described in more detail below.

We differentiate between "paying" advertisers and "activated" advertisers. Paying advertisers, as the name implies, are those advertisers that are actually currently paying for the IAP product. The term activated advertiser is broader and more inclusive. Activated includes those advertisers that currently are paying for the IAP service, as well as those advertisers that either have signed-up for the IAP service but have not yet been billed or have been invoiced (via direct bill method) but have not yet remitted to us their fees.

We believe that our methodology of classifying advertisers as activated and paying is more accurate and can be more consistently applied to each period. We also believe that tracking and disclosing the numbers of our activated advertisers, in addition to our paying advertisers, provides greater clarity into our business by providing an indication of how many activated advertisers may eventually become paying advertisers.

Our activated IAP advertiser count increased to 327,512 at September 30, 2004 compared to 255,376 at September 30, 2003, an increase of approximately 28%. The increase in activated advertisers equates to average monthly growth of approximately 6,000 activated advertisers for the year ended September 30, 2004. This remains within our targeted net growth of 5,000 to 10,000 new activated advertisers per month.

Our average paying IAP advertiser count increased during fiscal 2004 as compared to fiscal 2003, accounting for a substantial portion of our revenue growth. However, we began to experience declines in our paying subscriber base in the second half of 2004. By year-end, our paying IAP advertiser count decreased by 11.7% to approximately 196,000 at September 30, 2004 compared to approximately 222,000 at September 30, 2003. Our paying subscriber base declined in the second half of 2004 due in large part to advertisers changing from LECs to CLECs for their local telephone service and changes in billing practices by LECs, both of which are described in greater detail above under Recent Developments.

Within the last two years, the prices for our IAP product have fluctuated between $17.95 and $29.95 per month. Currently, the majority of our customers are charged $29.95 per month, though recently we dropped our price to $27.50 per month.

Looking forward, we continue to take active measures to reconfirm our existing subscriber base and to convert customers from LEC billing to ACH billing. However, because these are time-consuming projects and result in an increase in customer cancellations, we expect that near-term revenues may continue to decline.

Cost of services increased 196.2%, or $16,400,112, to $24,757,880 for fiscal 2004 from $8,357,768 for fiscal 2003. As a percentage of net revenue, our cost of services increased to 43.3% in fiscal 2004 from 27.2% in fiscal 2003. The increase in our cost of services is directly attributable to an increase in our dilution expense as a percentage of revenues. The following table sets forth our quarterly dilution expense for fiscal year 2004 as compared to fiscal year 2003:

		% of Net		% of Net
	2004	Revenues	2003	Revenues
First Quarter	3,493,394	25.2%	1,336,091	23.3%
Second Quarter	5,329,811	32.6%	1,243,151	18.2%
Third Quarter	6,260,633	37.1%	1,120,826	14.0%
Fourth Quarter	3,384,676	33.6%	1,403,641	13.8%

The increase in dilution is primarily the result of the increasing trend towards advertisers switching from LECs to other telephone carriers for their local telephone service and the change in LEC billing practices with respect to customers whose activation check served as the letter of authorization. Each of these factors is described above in Item 6: Management's Discussion and Analysis - Executive Overview.

Our dilution peaked during the third quarter of 2004, both as a dollar amount and as a percentage of revenue and started to decline in the fourth quarter of 2004 as we converted many of our customers to ACH billing. We expect that this dilution may continue to decrease as we continue to convert more customers to ACH billing.

We are taking active measures to reduce our dilution. We have purchased new software that more quickly identifies the telephone numbers that are active with the LECs so that we are able to more efficiently bill our clients by omitting accounts that have switched to a CLEC. We have begun to acquire direct debit information from at least 40% of new accounts as we acquire them. We are contacting all of our direct invoice customers to obtain more direct billing information in an effort to switch them to ACH billing. While we expect this dilution and the costs to implement our new billing method to be reduced to more normal levels over the next few quarters as this process runs its course through the billing system, it has significantly increased our costs in the near term.

Gross profits increased 44.6%, or $10,000,549, to $32,410,225 for fiscal 2004 from $22,409,676 for fiscal 2003. The increase in our gross profits was due to increased revenues resulting from the previously mentioned increased average IAP advertiser counts and price increases, offset by increased dilution discussed above. Gross margins decreased to 56.7% of net revenues in fiscal 2004 compared to 72.8% of net revenues in fiscal 2003 due to increased dilution as a percentage of revenues in fiscal 2004. As previously discussed, we expect that this dilution will decrease in the first half of 2005.

Our general and administrative expense increased 46.5%, or $4,028,646, to $12,686,336 for fiscal 2004 from $8,657,690 for fiscal 2003. General and administrative expenses increased due to an increase in personnel and other expenses relating to our growth in IAP advertisers, our Quality Assurance and outbound marketing initiatives, as well as an increase in certain officers' compensation relating to employment contracts with such officers and termination agreements with former officers.

As a percentage of net revenue, general and administrative expenses were approximately 22.2% and 28.1% for fiscal 2004 and 2003, respectively. The reduction in general and administrative expenses as a percentage of net revenue is the result of increasing revenue and the leveraging of our fixed cost infrastructure over a larger IAP advertiser base.

Sales and marketing expenses increased 57.4%, or $2,219,971, to $6,088,614 for fiscal 2004 from $3,868,643 for fiscal 2003. The main reasons for the increase in sales and marketing expenses is due to the increased effort in our marketing solicitation program, the implementation of new market strategies, and modifications to our direct mail marketing pieces. We expect these sales and marketing costs to continue to increase as our marketing efforts increase and as we continue to roll out our branding campaign. We capitalize certain direct marketing expenses and amortize those costs over an 18-month period based on the estimated IAP advertiser attrition rates. As a percentage of net revenues, sales and marketing expenses were approximately 10.7% and 12.6% for fiscal 2004 and fiscal 2003, respectively.

Depreciation and amortization, consisting of depreciation of property and equipment and amortization of intangible assets, increased 40.9%, or $269,918, to $930,393 for fiscal 2004 from $660,475 for fiscal 2003. This increase is attributable to increased depreciation due to additional purchases of equipment related to our upgrade in infrastructure in the information technology department and hardware purchased relating to our Quality Assurance and Outbound Marketing initiatives and increased amortization of intangible assets associated with website development costs that were capitalized during 2004.. Amortization relating to the capitalization of our direct mail marketing costs is included in marketing expenses, as discussed previously.

Operating income increased 37.8%, or $3,482,014, to $12,704,882 for fiscal 2004 from $9,222,868 for fiscal 2003. Operating margins decreased to 22.2% of net revenue in fiscal 2004 from 30.0% in fiscal 2003. The increase in operating income is the result of the increased revenue discussed above. Operating margins decreased due to the significant increase in our cost of services resulting from increased dilution expense, partially offset by increased revenues and the leveraging of certain fixed expenses over a larger IAP advertiser base.

Interest income increased $218,150 to $327,145 for fiscal 2004 from $108,995 for fiscal 2003. The increase in interest income primarily results from our increased average cash position that resulted from our increased profitability, as well as increased interest income that resulted from the increase in advances to affiliates.

Other income increased $139,267 to $788,175 for fiscal 2004 from $648,908 for fiscal year 2003 due to a nonrecurring reversal of previously accrued compensation costs for former executives for which payment is no longer expected.

Net income before taxes increased 38.6% or $3,840,036 to $13,801,079 for fiscal 2004 from $9,961,043 for fiscal year 2003. The increase in pre-tax income is a result of those factors that resulted in the increase in operating income in addition to the increased interest income and other income discussed above. Pre-tax margins decreased to 24.1% of net revenue in fiscal 2004 compared to approximately 32.4% of net revenue in fiscal 2003 primarily due to decreases in operating margins.

The income tax provision was $4,840,096 for fiscal 2004 compared to $2,037,152 in the fiscal 2003. The increase in the income tax provision is the result of our increased profitability in 2004 compared to 2003, as well as the fact that we were able to recognize a net operating loss carry-forward in fiscal 2003 that was previously thought to be unavailable to us. As of September 30, 2004, we had fully utilized all of our net operating loss carry-forwards.

Net income increased 13.1% to $8,960,983, or $0.19 per diluted share for the fiscal year ended September 30, 2004, up from $7,923,891 or $0.18 per diluted share for fiscal year 2003. Net income as a percentage of net revenues for the fiscal year ended September 30, 2004 was 15.7%, compared to 25.8% for fiscal 2003.

Liquidity and Capital Resources

Net cash provided by operating activities increased $55,965, or 1%, to $4,818,203 for the fiscal year ended September 30, 2004 compared to $4,762,238 for fiscal 2003. The increase in cash generated from operations is due to a 13% increase in net income, offset by changes in working capital.

Our primary source of cash inflows is net remittances from our billing channels, including LEC billings and ACH billings. For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process. The billing service aggregators generally do not remit funds until they are collected. Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60 to 120 day period subsequent to the billing dates. Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or "holdback reserves," to cover potential future dilution and bad debt expense. These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12 to 18-month period of time. We classify these holdback reserves as current or long-term receivables on our balance sheet, depending on when they are scheduled to be remitted to us. For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission.

Our most significant cash outflows include payments for marketing expenses and general operating expenses. Cash outflows for direct response advertising, our primary marketing strategy, typically occur in advance of expense recognition as these costs are capitalized and amortized over 18 months, the average estimated retention period for new customers. General operating cash outflows consist of payroll costs, income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used for investing activities totaled $2,192,500 for the fiscal year ended September 30, 2004. The primary component of cash used for investing activities was net advances to affiliates of $1,450,000. We ceased making advances to affiliates as of April 9, 2004 and these affiliates have begun repayment of those advances. In the fiscal year ended September 30, 2003, cash used for investing activities was $2,798,500, of which the primary component was advances to affiliates of $1,800,000.

Net cash used for financing activities for the fiscal year ended September 30, 2004 was $1,428,022, consisting primarily of dividends paid, compared to net cash used for financing activities of $351,998 for fiscal 2003. The net cash used in financing activities in fiscal 2003 relates to proceeds and repayments on our two credit facilities and the repayment of $160,000 on a note payable.

We had working capital of $12,484,833 as of September 30, 2004, compared to $6,615,537 as of September 30, 2003. The increase is due primarily to increases in cash and accounts receivable and reductions in accrued liabilities and income taxes payable.

In the past, we borrowed under two credit facilities. These credit facilities were maintained primarily for safety and security back-up purposes as our cash flow generally is more than sufficient to maintain and grow our business. We have terminated our previous credit facilities with the Bank of the Southwest and AcTrade Financial Technologies, Ltd. In April 2004, we established a $1,000,000 credit facility with Merrill Lynch Business Financial Services, Inc. This facility is for one year and is renewable. The applicable interest rate on borrowings, if any, will be a variable rate of the one-month LIBOR rate (as published in the Wall Street Journal), plus 3%. The facility requires an annual line fee of $10,000, payable whether or not we have drawn any funds on the line. We utilized our new credit facility with Merrill Lynch and repaid the balance during the quarter ended June 30, 2004 in order to test its functioning and reporting requirements. There was no balance outstanding on September 30, 2004.

We owe $115,868 to Mathew & Markson Ltd. on a note related to the original acquisition of the "Yellow Page.net" URL. This note is technically past due. We have not repaid the balance, however, as we have amounts owed to us from Mathew & Markson in excess of the amount due. As we have no legal right of offset, we have not netted this amount due with the amounts owed to us in our consolidated balance sheet filed as part of this Annual Report. We currently are negotiating the settlement of this balance.

Effective as of April 9, 2004, we terminated certain loan agreements whereby we were obligated to loan or advance money to Morris & Miller and Mathew and Markson, our two largest stockholders. These outstanding loans are secured by shares of our common stock held by these stockholders. Under the termination agreement, we made final advances to these stockholders totaling approximately $1,050,000 at 8% interest. We did not make an additional final advance of $250,000 as the stockholders decided to forego this payment. The aggregate of all advances made by the Company to these stockholders is to be repaid to the Company at the end of three years, along with accrued interest. As of September 30, 2004, however, these stockholders had made advance repayments totaling $1,600,000.

In connection with our termination of the loan obligations, we began paying a $0.01 per share dividend each quarter, subject to compliance with applicable laws. As of September 30, 2004, we had paid three consecutive quarterly dividends to all common stockholders, including those who hold unvested restricted stock.

Risk Factors

An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report. The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock. Accordingly, you should only consider investing in our common stock if you can afford to lose your entire investment.

Risks Related to Our Business

The loss of our ability to bill IAP advertisers through Local Exchange Carriers on the IAP advertisers' telephone bills will adversely impact our results of operations.

Our business model historically has depended heavily upon our ability to bill advertisers on their telephone bills through their respective Local Exchange Carriers, or LECs. We have recently faced challenges and impediments to our ability to bill certain advertisers in this manner. This has forced us to convert these advertisers to alternative methods of billing, which has resulted in dilution and decreased revenues. We continue, however, to rely on our ability to use the LEC billing method for our other advertisers.

The existence of the LECs is the result of Federal legislation. In the same manner, Congress could pass future legislation that obviates the existence of or the need for the LECs. Additionally, regulatory agencies could limit or prevent our ability to use the LECs to bill our advertisers. The introduction of and advancement of new technologies, such as WiFi technology or other wireless-related technologies, could render unnecessary the existence of fixed telecommunication lines, which also could obviate the need for and access to the LECs. Finally, if the recent trend of certain LECs to change their policies concerning an ability to use an incentive check as a letter of authorization and to adopt more onerous reconfirmation requirements becomes more widespread, our ability to use the LECs to bill our advertisers could be jeopardized altogether. Our inability to use the LECs to bill our advertisers through their monthly telephone bills would result in increased dilution and decreased revenues and would have a material adverse impact on our financial condition and results of operations.

We may experience increased dilution and our revenue may decline over time due to the involvement of the CLECs.

We have experienced a decrease in revenue from the LECs from the effects of the Competitive Local Exchange Carriers, or CLECs, that are providing local telephone services to IAP advertisers. With the competition in the telephony industry, many business customers are finding alternative telephony suppliers, such as CLECs, that offer less expensive alternatives to the LECs. When the LECs effectuate a price increase this causes a rush of LEC customers looking for an alternative telephone company, which may be a CLEC. When our advertising customers switch service providers from the LECs to a CLEC, we are precluded from billing these customers on their monthly telephone bill and must instead convert them to alternative billing methods such as ACH billing or direct invoicing. This conversion process can be disruptive to our operations and result in lost revenue. These other billing methods may be cheaper or more expensive than our current LEC billing and we have not yet determined if they will be less or more effective. We cannot provide any assurances that our efforts will be successful. We may experience future increases in dilution of our customer base that we are able to bill on their monthly telephone bills, which, in turn, may result in decreases in our revenue.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending September 30, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, beginning in our next fiscal year, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors', conclusions at September 30, 2005 with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at September 30, 2005 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

We will need to introduce new or enhanced products and services in order to attract and retain advertisers and users and to remain competitive. Our industry has been characterized by rapid technological change, changes in advertiser and user requirements and preferences, and frequent new product and service introductions embodying new technologies. These changes could render our technology, systems, and website obsolete. We may experience difficulties that could delay or prevent us from introducing new products and services. If we do not periodically enhance our existing products and services, develop new technologies that address our advertisers' and users' needs and preferences, or respond to emerging technological advances and industry standards and practices on a timely and cost-effective basis, our products and services may not be attractive to advertisers and users, which would significantly impede our revenue growth. In addition, our reputation and our brand could be damaged if any new product or service introduction is not favorably received.

Our quarterly results of operations could fluctuate due to factors outside of our control.

Our net revenues may grow at a slower rate on a quarter-to-quarter basis than we have experienced in recent periods. Factors that could cause our results of operations to fluctuate in the future include the following:

•	fluctuating demand for our services, which may depend on a number of factors including
o	changes in economic conditions and our IAP advertisers' profitability,
o	varying IAP advertiser response rates to our direct marketing efforts,
o	our ability to complete direct mailing solicitations on a timely basis each month,
o	changes in our direct marketing efforts,
o	IAP advertiser refunds or cancellations, and
o	our ability to continue to bill IAP advertisers on their monthly telephone bills, ACH or credit card rather than through direct invoicing;

•	timing of new service or product introductions and market acceptance of new or enhanced versions of our services or products;
•	our ability to develop and implement new services and technologies in a timely fashion in order to meet market demand;
•	price competition or pricing changes by us or our competitors;
•	new product offerings or other actions by our competitors;
•	month-to-month variations in the billing and receipt of amounts from LECs, such that billing and revenues may fall into the subsequent fiscal quarter;
•	the ability of our check processing service providers to continue to process and provide billing information regarding our solicitation checks;
•	the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;
•	technical difficulties or failures affecting our systems or the Internet in general;
•	a decline in Internet traffic at our website;
•	the cost of acquiring, and the availability of, information for our database of potential advertisers; and
•	our expenses are only partially based on our expectations regarding future revenue and are largely fixed in nature, particularly in the short term.

Our ability to efficiently process new advertiser sign-ups and to bill our advertisers monthly depends upon our check processing service providers and billing aggregators, respectively.

We currently use check processing companies to provide us with advertiser information at the point of sign-up for our Internet Advertising Package. Our ability to gather information to bill our advertisers at the point of sign-up could be adversely affected if one or more of these providers experiences a disruption in its operations or ceases to do business with us.

We also depend upon our billing aggregators to efficiently bill and collect monies from the LECs relating to the LECs' billing and collection of our monthly charges from advertisers, as well as collecting from those advertisers on ACH billing. We currently have agreements with two billing aggregators and two ACH service providers. Any disruption in our billing aggregators' ability to perform these functions could adversely affect our financial condition and results of operations.

We depend upon third parties to provide certain services and software, and our business may suffer if the relationships upon which we depend fail to produce the expected benefits or are terminated.

We currently outsource to third parties certain of the services that we provide, including the work of producing usable templates for and hosting of the QuickSites, website templates known as Ezsites, and wholesale Internet access. These relationships may not provide us with benefits that outweigh the costs of the relationships. If any strategic supplier demands a greater portion of revenue derived from the services it provides or increases its charges for its services, we may decide to terminate or refuse to renew that relationship, even if it previously had been profitable or otherwise beneficial. If we lose a significant strategic supplier, we may be unable to replace that relationship with other strategic relationships with comparable revenue potential. The loss or termination of any strategic relationship with one of these third-party suppliers could significantly impair our ability to provide services to our advertisers and users.

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

Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel. We currently anticipate that our cash on hand as of September 30, 2004, together with cash flows from operations, will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, however, we may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities. Our future liquidity and capital requirements will depend on numerous factors, including the following:

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

We have rapidly and significantly expanded our operations and we anticipate further significant expansion to accommodate the expected growth in our IAP advertiser base and market opportunities. We have increased the number of our personnel from the inception of our operations to the present. This expansion has placed, and is expected to continue to place, a significant strain on our management and operational resources. As a result, we may not be able to effectively manage our resources, coordinate our efforts, supervise our personnel or otherwise successfully manage our resources. We have added a number of key managerial, technical, and operations personnel and we may add additional key personnel in the future. These additional personnel may further strain our management resources.

The rapid growth of our business could in the future strain our ability to meet IAP advertiser demands and manage our IAP advertiser relationships. This could result in the loss of IAP advertisers and harm our business reputation.

In order to manage the expected growth of our operations and personnel, we must continue maintaining and improving or replacing existing operational, accounting, and information systems, procedures, and controls. Further, we must manage effectively our relationships with our IAP advertisers, as well as other third parties necessary to our business. Our business could be adversely affected if we are unable to manage our growth effectively.

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

Existing laws and regulations and any future regulation may have a material adverse effect on our business. For example, we believe that our direct marketing programs meet or exceed existing requirements of the United States Federal Trade Commission. Any changes to FTC requirements or changes in our direct or other marketing practices, however, could result in our marketing practices failing to comply with FTC regulations. Our increasing dependence on ACH billing has exposed us to greater scrutiny by the National Automated Clearing House Association, or NACHA. As a result, we could be subject to substantial liability in the future, including fines and criminal penalties, preclusion from offering certain products or services, and the prevention or limitation of certain marketing practices.

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

Our ability to provide high-quality Internet Yellow Pages services largely depends upon the efficient and uninterrupted operation of our computer and communications systems. We may be required to expand our technology, infrastructure, and IAP advertiser support capabilities in order to accommodate any significant increases in the numbers of advertisers and users of our websites. We may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner. If we do not expand and upgrade our infrastructure in a timely manner, we could experience temporary capacity constraints that may cause unanticipated system disruptions, slower response times, and lower levels of IAP advertiser service. Our inability to upgrade and expand our infrastructure and IAP advertiser support capabilities as required could impair the reputation of our brand and our services, reduce the volume of users able to access our website, and diminish the attractiveness of our service offerings to our advertisers.

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

Certain provisions of Nevada law and in our charter, as well as our Shareholder Rights Plan, may prevent or delay a change of control of our company.

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

We also recently adopted a Shareholder Rights Plan, commonly referred to as a poison pill. This Plan serves as a strong deterrent to any unsolicited or hostile takeover attempts and, effectively, requires an interested acquirer to negotiate with our board of directors.

These provisions of Nevada law and our articles and bylaws, as well as our poison pill, could prohibit or delay mergers or other takeover or change of control of our company and may discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our stockholders.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YP CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board
of Directors of YP Corp.:

We have audited the accompanying consolidated balance sheet of YP Corp. and subsidiaries as of September 30, 2004 and the related statements of operations, stockholders' equity and cash flows for the each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of YP Corp. and subsidiaries as of September 30, 2004, and the consolidated results of its operations and cash flows for each of the two years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/	Epstein, Weber & Conover, PLC
Scottsdale, Arizona
December 9, 2004

YP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004

Assets
Cash and equivalents	$3,576,529
Accounts receivable, net of allowance for doubtful accounts of $3,400,575	8,362,283
Prepaid expenses and other current assets	822,919
Income tax refund receivable	1,239,436
Deferred tax asset	352,379
Total current assets	14,353,546
Accounts receivable, long term portion, net of allowance for doubtful accounts of $269,662	2,075,334
Customer acquisition costs, net of accumulated amortization of $5,096,669	4,482,173
Property and equipment, net	725,936
Deposits and other assets	239,060
Intangible assets, net of accumulated amortization of $2,446,403	3,326,274
Advances to affiliates	3,894,862
Total assets	$29,097,185

Liabilities and Stockholders' Equity

Accounts payable	$1,210,364
Accrued liabilities	542,481
Notes payable- current portion	115,868
Total current liabilities	1,868,713
Deferred income taxes	1,116,314
Total liabilities	2,985,027
Commitments and contingencies	-
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized, 128,340 issued and outstanding, liquidation preference $38,502	10,909
Common stock, $.001 par value, 100,000,000 shares authorized, 50,071,302 issued and outstanding	50,071
Paid in capital	11,375,384
Deferred stock compensation	(5,742,814)
Retained earnings	20,418,608
Total stockholders' equity	26,112,158

Total liabilities and stockholders' equity	$29,097,185

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended September 30,
	2004	2003

Net revenues	$57,168,105	$30,767,444
Cost of services	24,757,880	8,357,768
Gross profit	32,410,225	22,409,676

Operating expenses:
General and administrative expenses	12,686,336	8,657,690
Sales and marketing expenses	6,088,614	3,868,643
Depreciation and amortization	930,393	660,475
Total operating expenses	19,705,343	13,186,808
Operating income	12,704,882	9,222,868
Other income (expense):
Interest expense and other financing costs	(19,123)	(19,728)
Interest income	327,145	108,995
Other income	788,175	648,908
Total other income (expense)	1,096,197	738,175

Income before income taxes	13,801,079	9,961,043
Income tax provision	(4,840,096)	(2,037,152)
Net income	$8,960,983	$7,923,891

Net income per share:
Basic	$0.19	$0.18
Diluted	$0.19	$0.18

Weighted average common shares outstanding:
Basic	46,588,442	44,826,008
Diluted	47,288,214	45,090,877

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Treasury	Paid-In	Deferred	Retained
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Earnings	Total

Balance, October 1, 2002	40,450,340	$40,450	131,840	$11,206	$(171,422)	$4,290,289	$-	$4,965,309	$9,135,832
Common stock issued for services	7,005,678	7,006				712,678			719,684
Common stock received under legal settlements and placed in treasury	(468,216)	(468)			(473,884)	468			(473,884)
Common stock issued for URL	100,000	100				59,900			60,000
Purchase of treasury stock	(500,000)	(500)			(45,000)	500			(45,000)
Series E preferred stock dividends								(1,978)	(1,978)
Common stock issued in restricted stock plan	1,973,000	1,973				3,993,352	(3,995,325)		-
Amortization of deferred stock compensation							154,482		154,482
Net income								7,923,891	7,923,891
Balance, September 30, 2003	48,560,802	48,561	131,840	11,206	(690,306)	9,057,187	(3,840,843)	12,887,222	17,473,027

Balance, October 1, 2003	48,560,802	$48,561	131,840	$11,206	$(690,306)	$9,057,187	$(3,840,843)	$12,887,222	$17,473,027
Common stock issued for services	1,010,000	1,010				1,540,430	(1,541,440)		-
Series E preferred stock dividends								(1,957)	(1,957)
Common stock issued in restricted stock plan	515,000	515				1,520,636	(1,521,151)		-
Amortization of deferred stock compensation							1,160,620		1,160,620
Net income								8,960,983	8,960,983
Preferred shares converted to common	3,500	3	(3,500)	(297)		1,869			1,575
Common stock dividends								(1,427,640)	(1,427,640)
Treasury stock retired					690,306	(690,306)			-
Canceled stock	(18,000)	(18)				(54,432)			(54,450)
Balance, September 30, 2004	50,071,302	$50,071	128,340	$10,909	$-	$11,375,384	$(5,742,814)	$20,418,608	$26,112,158

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,960,983	$7,923,891
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	930,392	660,475
Amortization of deferred stock compensation	1,160,620	154,482
Issuance of common stock as compensation for services	-	719,684
Gain on settlement of debt	-	(45,362)
Non-cash income recognized on return of common stock related
to legal settlements	(54,450)	(473,884)
Deferred income taxes	2,136,708	(1,465,915)
Loss on disposal of equipment	3,992	6,932
Provision for uncollectible accounts	285,070	1,688,058
Changes in assets and liabilities:
Accounts receivable	(2,270,558)	(6,064,894)
Customer acquisition costs	(1,238,932)	(1,825,014)
Prepaid and other current assets	(668,643)	(183,196)
Deposits and other assets	(90,750)	2,415
Accounts payable	781,941	233,027
Accrued liabilities	(870,764)	1,320,735
Income taxes payable	(3,928,748)	2,203,069
Advances to affiliates	(318,658)	(92,265)

Net cash provided by operating activities	4,818,203	4,762,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made to affiliates and related parties	(3,050,000)	(1,800,000)
Repayments of advances made to affiliates and related parties	1,600,000	-
Expenditures for intangible assets	(391,442)	(261,545)
Proceeds from sale of equipment	34,320	-
Purchases of equipment	(385,378)	(736,955)

Net cash used for investing activities	(2,192,500)	(2,798,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(1,957)	-
Common stock dividends	(1,427,640)	-
Proceeds from conversion of preferred stock	1,575	-
Proceeds from debt	-	378,169
Principal repayments on notes payable	-	(685,167)
Purchase of treasury stock	-	(45,000)

Net cash used for financing activities	(1,428,022)	(351,998)

INCREASE IN CASH AND CASH EQUIVALENTS	1,197,681	1,611,740

CASH AND CASH EQUIVALENTS, beginning of year	2,378,848	767,108

CASH AND CASH EQUIVALENTS, end of year	$3,576,529	$2,378,848

See accompanying notes to consolidated financial statements

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

1.	ORGANIZATION AND BASIS OF PRESENTATION

YP Corp. (the "Company"), formally YP.Net, Inc. and RIGL Corporation, had previously attempted to develop software solutions for medical practice billing and administration. The Company had made acquisitions of companies performing medical practice billing services as test sites for its software and as business opportunities. The Company was not successful in implementing its medical practice billing and administration software products and looked to other business opportunities. The Company acquired Telco Billing, Inc. or Telco in June 1999, through the issuance of 17,000,000 shares of the Company's common stock. Prior to its acquisition of Telco, the Company had not generated significant or sufficient revenue from planned operations.

Telco was formed in April 1998, to provide advertising and directory listings for businesses on its Internet website in a "Yellow Pages" format. Telco provides those services to its subscribers for a monthly fee. These services are provided primarily to businesses throughout the United States. Telco became a wholly owned subsidiary of YP Corp. after the June 1999 acquisition.

At the time that the transaction was agreed to, the Company had 12,567,770 common shares issued and outstanding. As a result of the merger transaction with Telco, there were 29,567,770 common shares outstanding, and the former Telco stockholders held approximately 57% of the Company's voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Telco, under the purchase method of accounting, and was treated as a recapitalization with Telco as the acquirer. Consistent with reverse acquisition accounting, (i) all of Telco's assets, liabilities, and accumulated deficit were reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) were reflected at their net asset value as if issued on June 16, 1999.

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, Telco and Telco of Canada, Inc, the Company's wholly owned subsidiaries, for the years ended September 30, 2004 and September 30, 2003. All amounts, except share and per share amounts, are rounded to the nearest thousand dollars.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times, cash deposits may exceed government insured limits. At September 30, 2004, cash deposits exceeded those insured limits by $3,443,000.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Telco Billing, Inc and Telco of Canada, Inc. All significant intercompany accounts and transactions are eliminated.

Customer Acquisition Costs: These costs represent the direct response marketing costs that are incurred as the primary method by which customers subscribe to the Company's services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials, which serves as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over 18 months, the estimated average period of retention for new customers. The Company capitalized costs of $6,336,000 and $4,739,000 during the years ended September 30, 2004 and 2003 respectively. The Company amortized $5,097,000 and $2,914,000, respectively, of these capitalized costs during the years ended September 30, 2004 and 2003. The Company also analyzes these capitalized costs for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as further discussed herein.

The Company also incurs advertising costs that are not considered direct-response advertising. These other advertising costs are expensed when incurred. These advertising expenses were $992,000 and $955,000 for the years ended September 30, 2004 and 2003 respectively.

Property and Equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense was $352,000 and $273,000 for the years ended September 30, 2004 and 2003 respectively.

Revenue Recognition: The Company's revenue is generated by customer subscriptions of directory and advertising services. Revenue is billed and recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to perform billing services through two primary channels:

•	direct ACH withdrawals; and
•	inclusion on the customer's local telephone bill provided by their Local Exchange Carriers, or LECs.

For billings via ACH withdrawals, revenue is recognized when such billings are accepted. For billings via LECs, the Company recognizes revenue based on net billings accepted by the LECs. Due to the periods of time for which adjustments may be reported by the LECs and the billing companies, the Company estimates and accrues for dilution and fees reported subsequent to year-end for initial billings related to services provided for periods within the fiscal year. Such dilution and fees are reported in cost of services in the accompanying Consolidated Statement of Operations. Customer refunds are recorded as an offset to gross revenue.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenue for billings to certain customers that are billed directly by the Company and not through the outside billing companies is recognized based on estimated future collections. The Company continuously reviews this estimate for reasonableness based on its collection experience.

Income Taxes: The Company provides for income taxes based on the provisions of SFAS No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements.

Net Income Per Share: Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128, Earnings Per Share.

Financial Instruments: Financial instruments consist primarily of cash, accounts receivable, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The carrying amount of the advances to affiliates approximates fair value because the Company charges what it believes are market rate interest rates for comparable credit risk instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Stock-Based Compensation: SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

There were no options granted in the years ended September 30, 2004 and 2003 nor was there any additional vesting of options previously granted. Because no options were granted during the years ended September 30, 2004 and 2003, there is no presentation of pro forma information regarding net income.

The Company from time-to-time grants restricted stock awards to employees and executives. Such awards are recorded as an increase to common stock and paid in capital on the grant date with an offsetting amount of deferred compensation in stockholders' equity. This deferred compensation cost is amortized on a straight-line basis over the vesting period.

The Company accounts for stock awards issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS 123 and EITF 96-18, stock awards to non-employees are accounted for at their fair value at their respective measurement date.

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the years ended September 30, 2004 and 2003.

Recently Issued Accounting Pronouncements:

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company's financial statements.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature and therefore, the adoption of SFAS 150 did not have a material effect on the Company's financial statements.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN 46 did not have a significant impact on the Company's financial statements.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.	ACCOUNTS RECEIVABLE

The Company provides billing information to third party billing companies for the majority of its monthly billings. Two billing channels account for the majority of the Company's accounts receivable. Billings submitted are "filtered" by these billing companies and the LECs. Net accepted billings are recognized as revenue and accounts receivable. The billing companies remit payments to the Company on the basis of cash ultimately received from the LECs by those billing companies. The billing companies and LECs charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. These balances have been classified as long-term assets in the accompanying balance sheet.

The Company experiences significant dilution of its gross billings by the billing companies. The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience. The Company's cash flow may be affected by holdbacks, fees, and other matters, which are determined by the LECs and the billing companies.

The Company processes its billings through two primary billing aggregators: PaymentOne, Inc. and Billing Concepts, Inc. (acquirer of ACI Communications, Inc.). PaymentOne provides the majority of the Company's billings, collections, and related services. The receivable due from PaymentOne at September 30, 2004 was $8,565,000, net of an allowance for doubtful accounts of $2,230,000. The net receivable from PaymentOne for billing at September 30, 2004 represented approximately 80% of the Company's total net accounts receivable.

Subscription receivables that are directly billed by the Company are valued and reported at the estimated future collection amount. Determining the expected collections requires an estimation of both uncollectible accounts and refunds. The net direct-billed subscriptions receivable at September 30, 2004 was $60,000.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accounts receivable at September 30, 2004 is summarized as follows:

	Current	Long-Term	Total
Gross accounts receivable	$11,763,000	$2,345,000	$14,108,000
Allowance for doubtful accounts	(3,401,000)	(270,000)	(3,671,000)
Net	$8,362,000	$2,075,000	$10,437,000

Certain receivables have been classified as long-term because issues arise whereby the billing companies change holdback terms and collection experience is such that collection can extend beyond one year.

The allowance for doubtful accounts is attributable to the following categories at September 30, 2004:

Components of allowance
Allowance for dilution and fees on amounts due from billing aggregators	$2,978,000
Allowance for customer refunds	638,000
Other allowances	55,000
$3,671,000

4.	INTANGIBLE ASSETS

The Company's intangible assets consist of licenses for the use of Internet domain names or Universal Resource Locators, or URLs, capitalized website development costs and other information technology licenses. All such licenses are capitalized at their original cost and amortized over their estimated useful lives.

In connection with the Company's acquisition of Telco, the Company was required to provide an accelerated payment of license fees for the use of the URL Yellow-page.net. The URL is recorded at its cost of $5,000,000 net of accumulated amortization. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $317,000 and $352,000 for the years ended September 30, 2004 and 2003, respectively.

During the year ended September 30, 2003, the Company acquired a three-year license for the domain name "YP.com" for $250,000 cash and 100,000 shares of the Company's common stock valued at $60,000. Under the terms of this agreement, there are certain events, including the performance of the Company's common stock, that trigger the automatic transfer of ownership to the Company. If such events do not occur, the Company has the option to purchase the rights to this URL for consideration not to exceed $300,000. Because of the importance of this URL to the Company's branding strategy, it intends to purchase the rights to this URL if ownership has not already transferred by the end of the three-year license agreement.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following summarizes the estimated future amortization expense related to intangible assets:

Years ended September 30,
2005	642,000
2006	319,000
2007	171,000
2008	171,000
2009	171,000
Thereafter	1,852,000

Total	$ 3,326,000

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2004:

Leasehold improvements	$439,000
Furnishings and fixtures	298,000
Office and computer equipment	993,000
Total	1,730,000
Less accumulated depreciation	(1,004,000)
Property and equipment, net	$726,000

6.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable at September 30, 2004 are comprised of the following:

Note payable to former Telco stockholders, original balance of $550,000, interest at 10.5% per annum. Repayment terms require monthly installments of principal and interest of $19,045 beginning December 15, 2002. Stated maturity September 25, 2004. Collateralized by all assets of the Company.
$ 116,000

The note payable to the former Telco stockholders totaled $550,000 at the beginning of the fiscal year ending September 30, 2002. In accordance with instructions that the Company received from these stockholders, the Company has made payments to third parties on behalf of the stockholders and applied those payments as reductions to the note payable. The stockholders are not a part of management or on the Company's board of directors. This note is currently past due and the Company is technically in default. The note holder, however, has not issued a demand for payment or a notice of default. The Company has elected not to pay the remaining balance as the holder of the note owes the Company amounts far in excess of this remaining balance. As there is no legal right of offset, these amounts have not been netted in the accompanying consolidated balance sheet.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.	PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

During the years ended September 30, 2003 and 2002, the Company structured certain transactions related to its merger with Telco that allowed the Company to utilize net operating losses that were previously believed to be unavailable or limited under the change of control rules of Internal Revenue Code 382. The deferred income tax asset of $1,471,000 related to these net operating losses recorded at September 30, 2001, was fully offset by a valuation allowance. The Company also amended prior year tax returns reflecting a higher net operating loss carryforward than had initially been estimated. The additional net operating loss carryforwards previously not recognized resulted in an income tax benefit of $979,000 that was utilized to offset some of the income tax provision for the year ended September 30, 2003. Additionally, as a result of these changes and the elimination of the valuation allowance an income tax benefit of $1,614,716 was recognized for the year ended September 30, 2002. As of September 30, 2004, all net operating loss carryforwards had been fully utilized.

Income taxes for years ended September 30, is summarized as follows:

	2004	2003
Current provision	$3,682,000	$3,503,000
Deferred (benefit) provision	1,158,000	(1,466,000)
Net income tax provision	$4,840,000	$2,037,000

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

	2004		2003
	Amount%		Amount%
Federal statutory rates	$4,692,000	34%	$3,387,000	34%
State income taxes	343,000	2%	119,000	1%
Change in estimate of NOL due to
changes in structuring and state
income tax rates used			(1,465,000)	-15%
Other	(195,000)	-1%	(4,000)	0%
Effective rate	$4,840,000	35%	$2,037,000	20%

At September 30, 2004, deferred income tax assets and liabilities were comprised of:

Deferred income tax assets:
Book/tax differences in accounts receivable	$474,000
Book/tax differences for compensation expense associated with restricted stock	460,000
Book/tax differences in intangible assets	114,000
Total deferred income tax asset	1,048,000

Deferred income tax liabilities:
Book/tax differences in depreciation	122,000
Book/tax differences in prepaid assets	122,000
Book/tax differences in customer acquisition costs	1,568,000
Total deferred income tax liability	1,812,000

Net deferred income tax liability	$(764,000)

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.	LEASES

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2006. Rent expense under these leases was $344,000 and $222,000 for the years ended September 30, 2004 and 2003, respectively.

Future minimum annual lease payments under operating lease agreements for years ended September 30 are as follows:

Years ended September 30,
2005	$379,000
2006	326,000
2007	19,000
2008	-
2009	-
Thereafter	-
Total	$724,000

9.	STOCKHOLDERS' EQUITY

Common Stock Issued for Services

The Company historically has granted shares of its common stock to officers, directors and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. During the year ended September 30, 2004, the Company issued 1,010,000 shares of common stock to an officer/director, and contractor valued at $1,541,000.

During the year ended September 30, 2003, the Company issued 6,300,000 shares of common stock to officers, directors and consultants valued at $479,000.

Common Shares Received and Retired Under Legal Settlements

During the year ended September 30, 2004, the Company settled litigation with a former officer which involved, among other things, the return of 18,000 shares of the Company's common stock. This transaction resulted in a net gain of $54,000 included in other income in the accompanying consolidated statement of operations. These shares were canceled when received.

The Company made claims against numerous parties for return of common shares issued to consultants by former management. The majority of the shares were originally issued as consideration under consulting agreements entered into in the years ended September 30, 1999 and 2000. Some of these claims resulted in litigation. During the year ended September 30, 2003, the Company settled with several of those parties resulting in 468,216 shares of the Company's common stock being returned and placed in treasury. These transactions have been recognized as other income of $474,000 in the accompanying statement of operations for the year ended September 30, 2003. The rescissions of the underlying consulting agreements and return of the common stock were recorded at the value of the original transactions that were rescinded. The recorded expense for the original issuance of the shares was, in effect, reversed in the year ended September 30, 2003.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Common Stock Issued for URL

During the year ended September 30, 2003, the Company acquired a three-year license for the domain name, "YP.com" for $250,000 cash and 100,000 shares of the Company's common stock valued at $60,000. (See Note 4)

Series E Convertible Preferred Stock

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

Treasury Stock

The Company historically has retained the shares acquired in settlements and rescissions of the consulting agreements discussed above as treasury stock. During the year ended September 30, 2003, the Company acquired 468,216 shares of its common stock in rescissions of such agreements. Those shares are recorded at the value at which they were originally issued. Also, during the year ended September 30, 2003, the Company acquired 500,000 shares of its common stock from a former consultant to the Company for $45,000, which was the approximate trading value of those shares at the time the settlement was reached. During the year ended September 30, 2004, all outstanding treasury shares, consisting of 6,812,698 shares of common stock, were retired.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Dividends

During the years ended September 30, 2004 and 2003, the Company paid dividends of $1,428,000 and $0, respectively, to holders of common stock, including restricted stock, and $2,000 and $2,000, respectively, to holders of Series E preferred stock. Dividends paid on unvested shares of common stock are charged to compensation expense. The amount of dividends charged to compensation expense in fiscal 2004 and 2003 were $86,000 and $0, respectively.

10.	COMMITMENTS AND CONTINGENCIES

Loan Commitments to Stockholders

As part of the original acquisition of Telco, from Morris & Miller, Ltd. and Mathew and Markson, Ltd., our two largest stockholders, the Company provided them with the right to "put" back to the Company their shares of Company common stock under certain circumstances. In September 2000, the Company entered into a new arrangement with these stockholders, whereby their "put" rights were terminated in exchange for the establishment of revolving lines of credit. Under these lines of credit, the Company agreed to lend up to $10 million to each of Morris & Miller and Mathew and Markson, subject to certain limitations. The amounts loaned to Morris & Miller and Mathew and Markson carried an annual interest rate of 8%.

In December 2003, the Company entered into an agreement with Morris & Miller and Mathew and Markson to terminate the revolving lines of credit previously provided to them. Under this termination agreement, the Company was required to advance an additional $1,300,000 to Morris & Miller and Mathew and Markson through April 2004 at an annual interest rate of 8%, after which their ability to draw any additional amounts terminated. The Company continues to retain pledged stock as collateral for the repayment of all such loans, which, by agreement, mature December 2007.

Of the negotiated $1,300,000 final payments, Morris & Miller and Mathew and Markson only drew down $1,050,000 through April 9, 2004. Although the loans to Morris & Miller and Mathew and Markson do not mature and require repayment until April 2007, they made accelerated prepayments totaling $1,600,000 in the fiscal year ended September 30, 2004. As of September 30, 2004, Morris & Miller and Mathew and Markson owe the Company an aggregate of $3,895,000 and the Company has no further obligation to make advances to those stockholders.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As part of the December 2003 agreement, the Company also agreed to pay recurring quarterly dividends of not less than $.01 per share to all of our common stockholders, subject to applicable law.

Billing Service Agreements

The Company has entered into a customer billing service agreement with PaymentOne, Inc. (formerly eBillit, Inc.) under which PaymentOne provides billing and collection and related services to the Company. The agreement term is for three years, automatically renewable in one-year increments unless appropriate notice to terminate is given by either party. The agreement will automatically renew on September 1, 2005, unless either party gives notice of termination 90 days prior to that renewal date. Under the agreement, PaymentOne bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and PaymentOne fees. If either the Company's transaction volume decreases by 25% from the preceding month or less than 75% of the traffic is billable to major telephone companies PaymentOne may, at its own discretion, increase the reserves and holdbacks under this agreement. The Company's cash receipts on trade accounts receivable are dependent upon estimates pertaining to holdbacks and other factors as determined by PaymentOne.

The Company has also entered into an agreement with Billing Concepts, Inc. Billing Concepts provides billing and collection and related services associated to the telecommunications industry.

These agreements with the billing companies provide significant control to the billing companies over cash receipts and ultimate remittances to the Company. The Company estimates the net realizable value of its accounts receivable on historical experience and information provided by the billing companies reflecting holdbacks and reserves taken by the billing companies and LECs.

Other

Prior to the Company's fiscal year ended September 30, 2003, the board of directors had committed the Company to pay for the costs of defending a civil action filed against its former CEO and Chairman. The action involved a business in which the CEO was formerly involved. The Company and at least one officer had received subpoenas in connection with this matter and the board believed that it was important to help resolve the matter as soon as possible to allow the CEO to refocus his attention on the Company's business. The board action included the payment of legal and other fees for any other officers and directors that may have become involved in this civil action. During the year ended September 30, 2004, the Company paid final legal costs of approximately $58,000 on behalf of our former CEO relative to this matter. The amounts expensed in the current period are presented as compensation expense within general and administrative expenses in the accompanying consolidated statement of operations for the year ended September 30, 2004. The civil case against the former CEO was settled in December 2003. No additional legal costs will be advanced to the former CEO.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Prior to fiscal 2004, the Company entered into Executive Consulting Agreements with four entities, each of which was controlled by one of the Company's four executive officers. These agreements called for fees to be paid for the services provided by these individuals as officers of the Company, as well as their respective staffs. These agreements were not personal service contracts of these officers. The agreements ran through 2007 and required annual performance bonuses that aggregated up to approximately $320,000, depending upon available cash and meeting of certain performance criteria. During the fiscal year ended September 30, 2004, the Company terminated the Executive Consulting Agreements with the entities controlled by its former CEO, former Executive Vice President of Marketing, and former CFO. In the case of the former CEO, the Company will pay Sunbelt Financial Concepts, Inc. $960,000 over two years in lieu of the amounts due under the original contract, which called for approximately $2.6 million in payments over three years. In the case of the former Executive Vice President of Marketing, the Company will pay Advertising Management & Consulting Services, Inc. $697,000 over two years in lieu of the amounts due under the original contract, which called for approximately $1.9 million in payments over three years. In the case of the former CFO, the Company will pay MAR & Associates, Inc. $120,000 over six months in lieu of the amounts due under the original contract, which called for approximately $750,000 in payments over three years. With respect to these agreements, approximately $1,360,000 of this amount will be allocated to non-compete agreements, as paid, based on values determined by an independent third party valuation firm. The non-compete agreements extend for six years. The balance of the payments will be expensed as incurred as two of the agreements call for ongoing services to be provided over a two year period. The fourth Executive Consulting Agreement with Advance Internet Marketing was terminated subsequent to September 30, 2004. (See Note 17).

On April 13, 2004, the Company entered into a $1 million, one year, renewable revolving credit facility agreement with a lending institution. The terms of the agreement require interest only payments on the outstanding balance at the per annum rate of the one month LIBOR rate, plus 3%. Outstanding advances are secured by all existing and acquired tangible and intangible assets of the Company located in the United States. The Company utilized the new credit facility and repaid the balance during the quarter ended June 30, 2004 in order to test its functioning and reporting requirements. There was no balance outstanding on September 30, 2004.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

11.	NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common stockholders. There were $2,000 of preferred stock dividends in the years ended September 30, 2004 and 2003, respectively. Warrants to purchase 500,000 shares of common stock were excluded from the calculation of net income per share for the year ended September 30, 2003 as the exercise price of those warrants was greater than the average trading value of the common stock and, therefore, inclusion of such would be anti-dilutive. Also excluded from the calculation for the year ended September 30, 2003 were 131,840 shares of Series E Convertible Preferred Stock as such shares were considered anti-dilutive due to the cash payment required by the holders of the securities at the time of conversion.

The following presents the computation of basic and diluted loss per share from continuing operations:

		2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share

Net income	$8,961,000			$7,924,000
Preferred stock dividends	(2,000)			(2,000)
Income available to common
stockholders	$8,959,000			$7,922,000

Basic earnings per share:
Income available to common
stockholders	$8,959,000	46,588,442	$0.19	$7,922,000	44,826,008	$0.18

Effect of dilutive securities:
Unvested restricted stock		510,745			264,869
Series E convertible preferred stock		104,032			-
Outstanding warrants		84,995			-

Diluted earnings per share:	$8,959,000	47,288,214	$0.19	$7,922,000	45,090,877	$0.18

12.	RELATED PARTY TRANSACTIONS

During the years ended September 30, 2004 and 2003, the Company entered into the related party transactions with current and former board members, officers and affiliated entities as described below.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Directors & Officers

Board of director fees for the fiscal year ended September 30, 2004 and 2003 were $209,000 and $160,000, respectively. These amounts are included in the amounts discussed below.

The former CEO, CFO, Executive Vice President and Corporate Secretary were paid for their services and those of their respective staffs through separate entities controlled by these individuals. The following describes the compensation paid to these entities. Three of these contracts were terminated prior to September 30, 2004 and the fourth contract was terminated subsequent to September 30, 2004. (See Notes 10 and 17)

Sunbelt Financial Concepts, Inc.

Sunbelt Financial Concepts, Inc. provided the services of the Chairman and CEO and his staff to the Company, as well as the strategic and overall planning and operations management and administration for the Company. Sunbelt's president was the Company's CEO and Chairman until May 28, 2004.

During fiscal years ended 2004 and 2003, the Company paid a total of approximately $838,000 and $1,933,000, respectively, to Sunbelt. In addition, during the year ended September 30, 2004, the Company paid final legal costs of approximately $58,000 on behalf of our former CEO incurred by Sunbelt related to his personal legal matters. However, this contract was terminated as of July 2004 and the termination agreement calls for the payment of $960,000 over two years in lieu of the approximately $2.6 million in payments that would have been due over the remaining three years of the original contract (See Note 10).

Advertising Management & Consulting Services, Inc.

Advertising Management & Consulting Services, Inc., or AMCS, provided the Company with the services of Executive Vice President and Director through its officers and employees. AMCS' president was Executive Vice President of Marketing and a director of the Company until June 9, 2004.

The Company outsourced the design and testing of its many direct mail pieces to AMCS for a fee. AMCS also was responsible for new products that have been added to the Company's website and was working on new mass-market products to offer the Company's customers.

The total amount paid to AMCS during the fiscal years ended September 30, 2004 and 2003 was approximately $614,000 and $957,000, respectively. However, this contract was terminated as of July 12, 2004 and the termination agreement calls for the payment of $697,000 over two years in lieu of the approximately $1.9 million in payments that would have been due over the remaining three years of the original contract (See Note 10)

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Advanced Internet Marketing, Inc.

Advanced Internet Marketing, Inc., or AIM, provided the Company with the services of a subsidiary officer, Corporate Secretary and a Director through its officers and employees. The Company outsourced the design and marketing of its website on the World Wide Web to AIM.

The total amount paid to AIM during the fiscal years ended September 30, 2004 and 2003 was approximately $296,000 and $755,000, respectively. The Company's agreement with AIM was terminated subsequent to September 30, 2004 (See Note 10).

MAR & Associates

The compensation for services of the Company's Chief Financial Officer was paid to MAR & Associates ("MAR"). MAR's president was our CFO until June 21, 2004. The total amount paid to MAR during the fiscal years ended September 30, 2004 and 2003 was approximately $262,000 and $851,000, respectively. However, this contract was terminated as of July 16, 2004 and the termination agreement calls for the payment of $120,000 over six months in lieu of the approximately $750,000 in payments that would have been due over the remaining term of the original contract. (See Note 10)

Other

The Company made final advances totaling $3,050,000 to its two largest stockholders, Morris & Miller and Mathew and Markson, during the fiscal year ended September 30, 2004. Interest earned on these advances was at an 8% annual rate and was approximately $321,000 and $94,000 for the fiscal years ended September 30, 2004 and 2003, respectively. On December 22, 2003, the Company entered into an agreement with Morris & Miller and Mathew and Markson that terminated the line of credit agreement effective April 9, 2004. (See Note 10). During the fiscal year ended September 30, 2004, Morris & Miller and Mathew and Markson made accelerated principal reductions of $1.6 million almost three years in advance of their maturity.

Advances to affiliates are summarized as follows at September 30, 2004:

Mathew & Markson	$1,632,000
Morris & Miller	2,263,000
$3,895,000

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Simple.Net, Inc.

The Company had contracted with Simple.Net, Inc., or SN, an Internet service provider owned by a director of the Company, to provide Internet dial-up and other services to its customers. During the fiscal years ended September 30, 2004 and 2003, the Company recorded expenses related to SN of $422,000 and $559,000, respectively.

In addition, prior to the quarter ended March 31, 2004, SN paid a monthly fee to the Company for technical support and customer service provided to SN's customers by the Company's personnel. The Company charged SN for these services according to a per customer pricing formula.

Customer Service & Management Agreement fees were calculated by number of customer records of SN multiplied by a base cost of $1.02.

Technical Support fees were calculated by number of customer records of SN multiplied by a base cost of $0.60.

For the fiscal year ended September 30, 2004, the Company recorded other income of approximately $278,000 from SN for these services.

On December 29, 2003, the Company entered into a separation agreement with Simple.Net, which became effective January 31, 2004. Under this agreement, as extended, Simple.Net ceased providing any services to the Company as of March 2, 2004.

13.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in Arizona and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2004, the Company had bank balances exceeding those insured limits of $3,443,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. As discussed in Note 3, the net receivable due from a single billing services provider at September 30, 2004 was $8,565,000, net of an allowance for doubtful accounts of $2,230,000. The net receivable from that billing services provider at September 30, 2004, represents approximately 80% of the Company's total net accounts receivable at September 30, 2004.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.	STOCK BASED COMPENSATION

During the year ended September 30, 2003, the Company's board of directors and a majority of it shareholders voted to terminate the Company's 2002 Employees, Officers & Directors Stock Option Plan and approved the Company's 2003 Stock Plan. The 3,000,000 shares of Company common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Plan. During the year ended September 30, 2004, an additional 2,000,000 shares were authorized by the board of directors and approved by the Company's stockholders to be issued under the 2003 Plan. All Company personnel and contractors are eligible to participate in the plan.

As of September 30, 2004, 2,488,000 shares authorized under the 2003 Plan were granted and remain outstanding in the form of restricted stock. These shares of restricted stock were granted to the Company's service providers, executives and directors. These 2,488,000 shares of restricted stock granted are subject to the following vesting schedules:

•	1,039,000 shares vest at the end of three years from the date of grant;
•	576,500 shares vest either at the end of ten years or upon the Company's common stock attaining an average bid and ask price of $10.00 per share for three consecutive trading days;
•	687,500 shares vest either at the end of ten years or in increments based on the common stock attaining various average bid and ask prices between $5.00 per share and $9.00 per share;
•	185,000 shares vest either at the end of three years or in increments based on the common stock attaining various average bid and ask prices between $5.00 per share and $8.00 per share.

The vesting of substantially all shares of restricted stock accelerates upon a change of control, as defined in the 2003 Plan. Compensation expense is determined at the date of grant, is equal to the stock price at the date of grant, and is deferred and recognized on a straight-line basis over the vesting period. The weighted-average grant-date fair value of the shares outstanding is $2.22 per share.

During the year ended September 30, 2004, additional restricted stock issuances of 1,010,000 were granted outside of the 2003 Plan to two employees, including the CEO. The weighted average grant-date fair value of these shares were $1,541,000.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the years ended September 30, 2004 and 2003, the Company recognized compensation expense of $1,161,000 and $155,000, respectively, under the 2003 Plan and other restricted stock issuances. As of September 30, 2004, all outstanding shares of restricted stock are unvested.

At September 30, 2004, there were no options exercisable or outstanding. No options were granted in the years ended September 30, 2004 and 2003.
The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

	2004		2003

	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of year	500,000	$2.12	500,000	$2.12
Granted	-0-		-0-
Expired	-0-		-0-
Exercised	-0-		-0-
Outstanding at September 30,	500,000	$2.12	500,000	$2.12

The warrants were granted in the year ended September 30, 2001 in connection with the settlement with the former URL holder (See Note 4.). The exercise prices of the warrants range from $1.00 to $3.00. The fair value of these options at the date of grant was negligible, estimated using the Black-Scholes option-pricing model. The 500,000 warrants outstanding at September 30, 2004, expire in September 2006.

15.	EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) profit sharing plan for its employees and service providers who are eligible to participate in the plan upon reaching age 21 and completion of three months of service. The Company made contributions of $7,000 and $5,000 to the plan for the years ended September 30, 2004 and 2003, respectively.

16.	OTHER INCOME

For the year ended September 30, 2004, other income included $288,000 for technical services provided to an affiliate, $54,000 from the receipt of stock in accordance with the settlement of a dispute, and $600,000 relating to the reversal of previously accrued compensation cost for former executives for which payment is no longer expected, offset by other miscellaneous amounts. For the year ended September 30, 2003, other income included $474,000 related to the rescission of consulting contracts and $618,000 for technical services provided to an affiliate, offset by expenses incurred in other legal settlements.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

17.	SUBSEQUENT EVENTS

On October 8, 2004, pursuant to the terms of a Letter Agreement with Jefferies & Company, Inc. the Company issued a total of 925,000 shares of common stock to Jefferies. These shares were issued in lieu of cash fees for Jefferies' investment banking services. These shares were not issued under the Company's 2003 Stock Plan. Of the total shares issued to Jefferies, 100,000 shares were issued without restrictions on transfer other than those imposed by Rule 144 under the Securities Act of 1933, as amended. The remaining 825,000 shares were issued pursuant to a Restricted Stock Agreement. Accordingly, these shares remain subject to restrictions on transfer and sale, which lapse in accordance with a vesting schedule depending on the achievement of certain performance goals.

On November 4, 2004, the Company terminated its agreement with Advanced Internet Marketing, the entity through which our director, DeVal Johnson, provided the services of Executive Vice President and corporate Secretary. Under the terms of this termination agreement, the Company will pay $368,000 over an 18-month period of time. Approximately $302,000 of this amount will be allocated to non-compete agreements.

* * *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-KSB, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our chief executive officer and chief financial officer included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of the end of the period covered by this Form 10-KSB, and subject to the inherent limitations all as described above, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-KSB, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-KSB because we will file our definitive Proxy Statement for our 2005 Annual Meeting of Shareholders to be held in March 2005 (the "2005 Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report. Certain information included in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors and executive officers of our company and the disclosure required by Item 405 of Regulation S-B concerning Section 16(a) Beneficial Ownership Reporting Compliance will be set forth under the captions "Election of Directors," "Executive Officers and Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2005 Proxy Statement. Such information is incorporated by reference into this Form 10-KSB.

Code of Ethics

We have adopted a corporate code of ethics that applies to all of our employees and independent contractors, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Our Code of Ethics fully complies with the requirements of Sarbanes-Oxley Act of 2002. Specifically, our Code of Ethics is reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in public reports; (iii) compliance with applicable governmental laws rules and regulations; (iv) prompt internal reporting of code violations to an appropriate person identified in the code; and (v) accountability for adherence to the code.

Audit Committee Financial Expert

Our Board of Directors has determined that we have at least one audit committee financial expert. John T. Kurtzweil is the designated financial expert of the audit committee.

ITEM 10. EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be set forth under the captions "Election of Directors" and "Executive Officers and Compensation" in the 2005 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management will be set forth under the caption "Security Ownership of Principal Stockholders and Management" in the 2005 Proxy Statement.

Equity Compensation Plan Information

We maintain the 2003 Stock Plan pursuant to which we may grant equity awards to eligible persons. The following table sets forth certain information about equity awards under our 2003 Stock Plan, as well as an individual equity compensation arrangement with our Chief Executive Officer.

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,488,000 (2)	N/A	2,512,000

Equity compensation plans not approved by security holders	1,000,000(3)	N/A	0

Total	3,488,000	N/A	2,512,000

[1]	The 2003 Stock Plan was approved by written consent of a majority of the Company's stockholders on July 21, 2003.

[2]	This number represents the number of shares of restricted stock granted to eligible persons under the 2003 Stock Plan.

[3]	This number represents shares of restricted stock that were granted to Peter J. Bergmann, our Chairman and Chief Executive Officer, pursuant to a restricted stock agreement dated June 6, 2004. These shares were not granted under our 2003 Stock Plan. These shares of restricted stock vest in accordance with a performance-based vesting schedule. As of September 30, 2004, none of these shares is vested. For a description of this equity compensation arrangement, see Note 14 in the notes to our financial statements in Item 7 of this Form 10-KSB.

Our 2003 Stock Plan

During the year ended September 30, 2002, our stockholders approved the 2002 Employees, Officers & Directors Stock Option Plan (the "2002 Plan"), which was intended to replace our 1998 Stock Option Plan (the "1998 Plan"). The 2002 Plan was never implemented, however, and no options, shares or any other securities were issued or granted under the 2002 Plan. There were 3,000,000 shares of our common stock authorized under the 2002 Plan. On June 30, 2003 and July 21, 2003, respectively, our Board of Directors and a majority of our stockholders terminated both the 1998 Plan and the 2002 Plan and approved our 2003 Stock Plan. The 3,000,000 shares of common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Stock Plan.

In April 2004, our stockholders and our Board of Directors approved an amendment to the 2003 Stock Plan to increase the aggregate number of shares available thereunder by 2,000,000 shares in order to have an adequate number of shares available for future grants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions of management will be set forth under the caption "Certain Relationships and Related Transactions" in the 2005 Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are either attached hereto or incorporated herein by reference as indicated.

Exhibit Number	Description	Previously Filed as Exhibit	File Number	Date Previously Filed

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-QSB	000-24217	5/13/04

3.2	Amended and Restated Bylaws	Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-QSB	000-24217	5/13/04

4.1	Specimen Stock Certificate with New Rights Legend	Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004	000-24217	8/19/04

4.2	Shareholder Rights Agreement, dated as of May 6, 2004, between the Registrant and Registrar and Transfer Company	Exhibit 4.1 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB/A for the fiscal quarter ended June 30, 2004	000-24217	12/29/04

4.3	Amendment No. 1 to Shareholder Rights Agreement, dated as of May 31, 2004, between the Registrant and Registrar and Transfer Company	Exhibit 4.2 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB/A for the fiscal quarter ended June 30, 2004	000-24217	12/29/04

10.1	YP Corp. Amended and Restated 2003 Stock Plan	Exhibit 10 to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003	000-24217	2/11/04

10.2	Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility between the Registrant and Art Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.5 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999	000-24217	9/19/00

10.3	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility between the Registrant and Art Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.14 to Amendment No. 2 to the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

10.4	Standard Industrial Lease for Nevada facility between the Registrant and Tomorrow 33 Convention, LP dated August 13, 2003	Exhibit 10.4 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003	000-24217	12/31/03

10.5	Loan and Security Agreement, dated April 13, 2004, between the Registrant and Merrill Lynch Business Financial Services, Inc.	Exhibit 10.1 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004	000-24217	12/29/04

10.6	Stock Purchase Agreement between the Registrant, Morris & Miller, Mathew and Markson and Telco Billing dated March 16, 1999.	Exhibit A to the Registrant's Current Report on Form 8-K	000-24217	3/29/1999

10.7	Amendment No. 1 to Stock Purchase Agreement between the Registrant, Morris & Miller, Mathew and Markson and Telco Billing dated March 16, 1999.	Exhibit 10.16 to Amendment No. 2 to the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

10.8	Amendment No. 2 to Stock Purchase Agreement between the Registrant, Morris & Miller, Mathew and Markson and Telco Billing dated September 12, 2000.	Exhibit 10.17 to Amendment No. 2 to the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

10.9	Amendment No. 3 to Stock Purchase Agreement between the Registrant, Morris & Miller, Mathew and Markson and Telco Billing dated December 22, 2003.	Exhibit 10.10 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003	000-24217	12/31/03

10.10	Exclusive Licensing Agreement between the Registrant and Mathew and Markson, Ltd. dated September 21, 1998	Exhibit 10.11 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003	000-24217	12/31/03

10.11	Binding Term Sheet Agreement between the Registrant and Mathew and Markson, Ltd. dated September 25, 2001	Attached hereto

10.12	Employment Agreement, dated as of June 6, 2004, between the Registrant and Peter Bergmann	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004	000-24217	8/19/04

10.13	Restricted Stock Agreement, dated as of June 6, 2004, between the Registrant and Peter Bergmann	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004	000-24217	8/19/04

10.14	Indemnification Agreement, dated as of June 6, 2004, between the Registrant and Peter Bergmann	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004	000-24217	8/19/04

10.15	Termination Agreement between the Registrant and Sunbelt Financial Concepts, Inc. dated July 12, 2004	Attached hereto

10.16	Termination Agreement between the Registrant and Advertising Management & Consulting Services, Inc. dated July 12, 2004	Attached hereto

10.17	Termination Agreement between the Registrant and Mar & Associates, Inc. dated July 16, 2004	Attached hereto

10.18	Employment Agreement, dated as of August 3, 2004, between the Registrant and W. Chris Broquist	Attached hereto

10.19	Employment Agreement, dated as of September 21, 2004, between the Registrant and John Raven	Attached hereto

10.20	Exclusive Domain Name Licensing Agreement between the Registrant and Onramp Access, Inc. dated July 8, 2003	Exhibit 10.1 to the Registrant's Current Report on Form 8-K	000-24217	7/22/2003

10.21	Processing Agreement between the Registrant and Integrated Payment Systems Inc., d/b/a First Data dated August 26, 2003	Exhibit 10.2 to the Registrant's Current Report on Form 8-K	000-24217	10/24/2003

10.22	Master Services Agreement between the Registrant and eBillit, Inc dated August 1, 2002	Exhibit 10.24 to Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2003	000-24217	7/8/03

10.23	Billings and Related Services Agreement between the Registrant and ACI Communications, Inc. dated September 1, 2001	Exhibit 10.33 to Amendment No. 2 to the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

14	Code of Ethics	Exhibit 14 to the Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2004	000-24217	5/13/2004

21	Company Subsidiaries	Attached hereto

23	Consent of Epstein, Weber and Conover P.L.C	Attached hereto

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

(b) We filed the following Current Reports on Form 8-K during the final three-month period covered by this Annual Report:

-	On September 17, 2004, we filed a Current Report on Form 8-K to clarify prior disclosures made in a previously-filed Quarterly Report on Form 10-QSB.

The Registrant furnished additional Current Reports on Form 8-K pursuant to Regulation FD.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding this item will be set forth under the caption "Principal Accountant Fees and Services" in the 2005 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 2004	/s/ Peter J. Bergmann
Peter Bergmann, Chairman of the Board and Chief Executive Officer

BOARD OF DIRECTORS

Signature	Title	Date

/s/ Peter J. Bergmann	Chairman, President and Chief Executive Officer	December 29, 2004
Peter J. Bergmann	(Principal Executive Officer)

/s/ W. Chris Broquist	Chief Financial Officer	December 29, 2004
W. Chris Broquist	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel L. Coury, Sr.	Director	December 29, 2004
Daniel L. Coury, Sr.

/s/ Paul Gottlieb	Director	December 29, 2004
Paul Gottlieb

/s/ DeVal Johnson	Director	December 29, 2004
DeVal Johnson

/s/ John T. Kurtzweil	Director	December 29, 2004
John T. Kurtzweil

