Form 10-Q
period 2004-12-31
YP CORP
filed 2005-02-14
CIK 1045742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _____________ to _______________

Commission File Number 0-24217

YP CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	85-0206668 (IRS Employer Identification No.)

4840 East Jasmine St. Suite 105 Mesa, Arizona (Address of Principal Executive Offices)	85205 (Zip Code)

(480) 654-9646
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of February 1, 2005 was 50,986,302 shares of common stock, par value $.001.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements

	Consolidated Balance Sheet as of December 31, 2004 and September 30, 2004	3
	Consolidated Statement of Operations for the Three-Month Periods Ended December 31, 2004 and December 31, 2003	4
	Consolidated Statement of Cash Flows for the Three-Month Periods Ended December 31, 2004 and December 31, 2003	5
	Notes to the Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II
OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	36

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2004	2004
	(unaudited)

Assets
Cash and equivalents	$6,155,684	$3,576,529
Accounts receivable, net of allowance for doubtful accounts of $1,865,961 and $3,400,575	6,373,196	8,362,283
Prepaid expenses and other current assets	1,040,774	822,919
Income tax refund receivable	1,091,505	1,239,436
Deferred tax asset	63,833	352,379
Total current assets	14,724,992	14,353,546
Accounts receivable, long term portion, net of allowance for doubtful accounts of $167,573 and $269,662	1,989,709	2,075,334
Customer acquisition costs, net of accumulated amortization of $3,913,243 and $3,600,146	3,505,973	4,482,173
Property and equipment, net	639,109	725,936
Deposits and other assets	285,859	239,060
Intangible assets, net of accumulated amortization of $2,646,533 and $2,446,403	3,126,146	3,326,274
Advances to affiliates	3,973,928	3,894,862
Total assets	$28,245,716	$29,097,185

Liabilities and Stockholders' Equity

Accounts payable	$694,485	$1,210,364
Accrued liabilities	391,331	542,481
Notes payable- current portion	115,868	115,868
Total current liabilities	1,201,684	1,868,713
Deferred income taxes	716,231	1,116,314
Total liabilities	1,917,915	2,985,027
Commitments and contingencies	-	-
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized, 128,340 issued and outstanding, liquidation preference $38,502	10,909	10,909
Common stock, $.001 par value, 100,000,000 shares authorized, 50,152,802 and 50,071,302 issued and outstanding	50,153	50,071
Paid in capital	10,095,944	11,375,384
Deferred stock compensation	(4,296,404)	(5,742,814)
Retained earnings	20,467,199	20,418,608
Total stockholders' equity	26,327,801	26,112,158

Total liabilities and stockholders' equity	$28,245,716	$29,097,185

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months ended December 31,
	2004	2003

Net revenues	$6,190,155	$13,839,967
Cost of services	1,134,584	4,882,402
Gross profit	5,055,571	8,957,565

Operating expenses:
General and administrative expenses	3,384,851	2,763,743
Sales and marketing expenses	1,610,493	1,290,180
Depreciation and amortization	295,687	196,193
Total operating expenses	5,291,031	4,250,116
Operating income (loss)	(235,460)	4,707,449
Other income (expense):
Interest expense and other financing costs	(4,163)	-
Interest income	85,112	71,153
Other income	86,365	274,758
Total other income (expense)	167,314	345,911

Income (loss) before income taxes and cumulative effect of accounting change	(68,146)	5,053,360
Income tax benefit (provision)	17,370	(1,768,675)
Income (loss) before cumulative effect of accounting change	(50,776)	3,284,685
Cumulative effect of accounting change (net of income taxes of $53,764 in 2004)	99,848	-
Net income	$49,072	$3,284,685

Net income (loss) per common share:
Basic:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.00)	$0.07
Cumulative effect of accounting change	$0.00	$-
Net income applicable to common stock	$0.00	$0.07

Diluted:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.00)	$0.07
Cumulative effect of accounting change	$0.00	$-
Net income applicable to common stock	$0.00	$0.07

Weighted average common shares outstanding:
Basic	46,572,106	46,595,302
Diluted	46,572,106	46,694,879

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,072	$3,284,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295,687	196,193
Amortization of deferred stock compensation	201,164	226,779
Issuance of common stock as compensation for services	119,500	-
Cumulative effect of accounting change	(99,848)	-
Deferred income taxes	(165,301)	229,928
Provision for uncollectible accounts	(156,301)	-
Changes in assets and liabilities:
Accounts receivable	2,231,013	(2,646,424)
Customer acquisition costs	976,200	(331,388)
Prepaid and other current assets	(217,855)	(335,528)
Deposits and other assets	(46,799)	(36,256)
Accounts payable	(515,879)	(54,281)
Accrued liabilities	(151,150)	(146,729)
Income taxes payable	147,931	538,747
Advances to affiliates (accrued interest)	(79,066)	(58,718)

Net cash provided by operating activities	2,588,368	867,008

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made to affiliates and related parties	-	(2,000,000)
Purchases of equipment	(8,732)	(89,698)

Net cash used for investing activities	(8,732)	(2,089,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(481)	-

Net cash used for financing activities	(481)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,579,155	(1,222,690)

CASH AND CASH EQUIVALENTS, beginning of period	3,576,529	2,378,848

CASH AND CASH EQUIVALENTS, end of period	$6,155,684	$1,156,158

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of YP Corp., a Nevada Corporation, and its wholly owned subsidiaries (collectively the “Company”), an Internet-based provider of yellow page directories and advertising space on or through www.YP.com, www.YP.net and www.Yellow-Page.net. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited financial statements as of December 31, 2004 and for the three months ended December 31, 2004 and 2003 respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2004 and for the year then ended included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2004.

All amounts, except share and per share amounts, are rounded to the nearest thousand dollars.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been used by management in conjunction with establishing allowances for customer refunds, non-paying customers, dilution and fees, analyzing the recoverability of the carrying amount of intangible assets, estimating amortization periods for direct response advertising costs, estimating forfeitures of restricted stock and evaluating the recoverability of deferred tax assets. Actual results could differ from these estimates. Certain prior period amounts have been revised to conform to the current period presentation. These changes had no impact on previously reported net income or stockholders’ equity.

2.	ACCOUNTING CHANGES

Effective October 1, 2004, the Company changed its method of accounting for forfeitures of restricted stock granted to employees, executives and consultants. Prior to this date, the Company recognized forfeitures as they occurred. Upon occurrence, the Company reversed the previously recognized expense associated with such grant. Effective October 1, 2004, the Company changed to an expense recognition method that is based on an estimate of the number of shares for which the service is expected to be rendered. The Company believes that this is a preferable method as it provides less volatility in expense recognition. Additionally, while both methods of accounting for forfeitures are acceptable under current guidance, the implementation of FAS 123R (effective during the Company’s fourth quarter of fiscal 2005) will no longer permit companies to recognize forfeitures as they occur. See Note 8. As this new guidance will require the Company to change its method of accounting for restricted stock forfeitures, the Company has decided to adopt such change as of the beginning of its fiscal year. The Company is not adopting the provisions of FAS 123R prior to its effective date. Rather, the Company is changing its accounting for forfeitures under the allowed options prescribed in FAS 123.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The impact of this change for periods prior to October 1, 2004 was an increase to income of $100,000 (less than $0.01 per share), net of taxes of $54,000, and has been reflected as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the three months ended December 31, 2004. Because stock grants are now recorded net of estimated forfeitures, the cumulative effect of this change also reduced Additional Paid in Capital and Deferred Compensation by $1,013,000 and $1,166,000, respectively, at October 1, 2004. The effect of the change during the three months ended December 31, 2004 was to decrease the net loss by $31,000, net of income taxes of $16,000.

The estimated pro forma effects of the accounting change on the Company’s results of operations for the three months ended December 31, 2003 are as follows:

Three Months Ended December 31, 2003
As reported:
Net income	3,285,000
Basic net income per share	0.07
Diluted net income per share	0.07
Pro forma amounts reflecting the accounting change applied retroactively:
Net income	3,322,000
Basic net income per share	0.07
Diluted net income per share	0.07
Weighted average common shares outstanding:
Basic	46,595,302
Diluted	46,694,879

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	December 31, 2004
	Current	Long-Term	Total
Gross accounts receivable	$8,239,000	$2,158,000	$10,397,000
Allowance for doubtful accounts	(1,866,000)	(168,000)	(2,034,000)
Net	$6,373,000	$1,990,000	$8,363,000

	September 30, 2004
	Current	Long-Term	Total
Gross accounts receivable	$11,763,000	$2,345,000	$14,108,000
Allowance for doubtful accounts	(3,401,000)	(270,000)	(3,671,000)
Net	$8,362,000	$2,075,000	$10,437,000

Components of allowance for doubtful accounts are as follows:

	December 31, 2004	September 30, 2004
Allowance for dilution and fees on amounts due from billing aggregators	$1,726,000	$2,978,000
Allowance for customer refunds	308,000	638,000
Other allowances	-	55,000
	$2,034,000	$3,671,000

Property and equipment consists of the following:

	December 31, 2004	September 30, 2004
Leasehold improvements	$439,000	$439,000
Furnishings and fixtures	298,000	298,000
Office and computer equipment	1,002,000	993,000
Total	1,739,000	1,730,000
Less accumulated depreciation	(1,100,000)	(1,004,000)
Property and equipment, net	$639,000	$726,000

4.	COMMITMENTS AND CONTINGENCIES

At December 31, 2004, future minimum annual lease payments under operating lease agreements for fiscal years ended September 30 are as follows:

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Remainder of Fiscal 2005	$284,000
Fiscal 2006	326,000
Fiscal 2007	19,000
Fiscal 2008	-
Fiscal 2009	-
Thereafter	-
Total	$629,000

Commitments to Investment Banking Firm

On October 8, 2004, pursuant to the terms of a Letter Agreement with Jefferies & Company, Inc. the Company issued a total of 925,000 shares of common stock to Jefferies. These shares were issued in lieu of cash fees for Jefferies’ investment banking services. These shares were not issued under the Company’s 2003 Stock Plan. Of the total shares issued to Jefferies, 100,000 shares were issued without restrictions on transfer other than those imposed by Rule 144 under the Securities Act of 1933, as amended. The remaining 825,000 shares were issued pursuant to a Restricted Stock Agreement. Accordingly, these shares remain subject to restrictions on transfer and sale, which lapse in accordance with a vesting schedule depending on the achievement of certain performance goals.

In accordance with the provisions of EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, because the Company has a right to receive future services in exchange for unvested, forfeitable equity instruments, the 825,000 shares are treated as unissued for accounting purposes until such time that the performance goals are achieved. However, they are entitled to voting rights and payment of dividends when declared and paid.

Commitments to Stockholders

As part of the December 2003 agreement between the Company and two of its largest stockholders, Morris & Miller, Ltd. and Mathew & Markson, Ltd., the Company terminated all prior obligations to make advances to these stockholders. Accrued interest on outstanding balances are reflected in the Due from Affiliates line item of the accompanying balance sheet.

As part of this agreement, the Company agreed to pay recurring quarterly dividends of not less than $0.01 per share to all of our common stockholders, subject to applicable law and certain restrictions with respect to the Company’s liquidity. The quarterly dividend associated with the first quarter of fiscal 2005 was declared and paid in January 2005 and, therefore, was not accounted for in the three months ended December 31, 2004.

Termination Agreements with Related Parties

Prior to fiscal 2004, the Company entered into Executive Consulting Agreements with four entities, each of which was controlled by one of the Company’s four executive officers. During the fiscal year ended September 30, 2004, the Company terminated the Executive Consulting Agreements with the entities controlled by its former CEO, former Executive Vice President of Marketing, and former CFO. In the case of the former CEO, the Company will pay Sunbelt Financial Concepts, Inc. $960,000 over two years in lieu of the amounts due under the original contract, which called for approximately $2.6 million in payments over three years. In the case of the former Executive Vice President of Marketing, the Company will pay Advertising Management & Consulting Services, Inc. $697,000 over two years in lieu of the amounts due under the original contract, which called for approximately $1.9 million in payments over three years. In the case of the former CFO, the Company will pay MAR & Associates, Inc. $120,000 over six months in lieu of the amounts due under the original contract, which called for approximately $750,000 in payments over three years. With respect to these agreements, approximately $1,360,000 of the settlement payments described above will be allocated to non-compete agreements, as paid, based on values determined by an independent third party valuation firm. The non-compete agreements extend for six years. The balance of the payments will be expensed as incurred as two of the agreements call for ongoing services to be provided over a two-year period.  See Note 6.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the three months ended December 31, 2004, the Company terminated the remaining Executive Consulting Agreement with Advance Internet Marketing, an entity controlled by DeVal Johnson, a director and former Executive Vice President. Under the terms of this termination agreement, the Company will pay $368,000 over an 18-month period of time. Approximately $281,000 of this amount will be allocated to non-compete agreements, as paid. See Note 6.

5.	NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common stockholders. As the Company incurred a net loss before cumulative effect of accounting change for the three months ended December 31, 2004, all dilutive securities have been excluded from the calculation of net income per share as the effects are anti-dilutive. Warrants to purchase 500,000 shares of common stock and 1,563,000 shares of restricted stock were excluded from the calculation of net income per share for the three months ended December 31, 2003 as the impact of those instruments were anti-dilutive.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the computation of basic and diluted income per share :

	Three Months Ended December 31,
	2004	2003

Income (loss) before cumulative effect of accounting change	$(51,000)	$3,285,000
Less: preferred stock dividends	-	-
Income (loss) applicable to common stock before cumulative effect of accounting change	(51,000)	3,285,000
Cumulative effect of accounting change	100,000	-
Net income applicable to common stock	$49,000	$3,285,000

Basic weighted average common shares outstanding	46,572,106	46,595,302
Add incremental shares for:
Unvested restricted stock	-	335
Series E convertible preferred stock	-	99,242

Diluted weighted average common shares outstanding	46,572,106	46,694,879

Net income per share:
Basic:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.00)	$0.07
Cumulative effect of accounting change	$0.00	$-
Net income applicable to common stock	$0.00	$0.07

Diluted:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.00)	$0.07
Cumulative effect of accounting change	$0.00	$-
Net income applicable to common stock	$0.00	$0.07

6.	RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2004, the Company entered into the related party transactions with current and former board members, officers and affiliated entities as described below.

Directors & Officers

Cash paid to directors as fees for service for the three months ended December 31, 2004 was $40,000. These amounts are included in the amounts discussed below.

As described in Note 4, the former CEO, CFO, Executive Vice President and Corporate Secretary provided their services and those of their respective staffs through separate entities controlled by these individuals. All of these contracts were terminated prior to December 31, 2004. The following describes the compensation paid to these entities during the three months ended December 31, 2004.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Sunbelt Financial Concepts, Inc.

Sunbelt Financial Concepts, Inc. provided the services of the Chairman and CEO and his staff to the Company, as well as the strategic and overall planning and operations management and administration for the Company. Sunbelt’s president was the Company’s CEO and Chairman until May 28, 2004.

During the three months ended December 31, 2004, the Company paid a total of approximately $173,000 to Sunbelt. At December 31, 2004, approximately $603,000 remains payable under the termination agreement with Sunbelt.

Advertising Management & Consulting Services, Inc.

Advertising Management & Consulting Services, Inc., or AMCS, provided the Company with the services of Executive Vice President and Director through its officers and employees. AMCS’ president was Executive Vice President of Marketing and a director of the Company until June 9, 2004.

During the three months ended December 31, 2004, the Company paid a total of approximately $142,000 to AMCS. At December 31, 2004, approximately $403,000 remains payable under the termination agreement with AMCS.

Advanced Internet Marketing, Inc.

Advanced Internet Marketing, Inc., or AIM, provided the Company with the services of a subsidiary officer, Corporate Secretary and a Director through its officers and employees. The Company outsourced the design and marketing of its website on the World Wide Web to AIM.

During the three months ended December 31, 2004, the Company paid a total of approximately $67,000 to AIM. At December 31, 2004, approximately $303,000 remains payable under the termination agreement with AIM.

MAR & Associates

The compensation for services of the Company’s Chief Financial Officer was paid to MAR & Associates (“MAR”). MAR’s president was our CFO until June 21, 2004.

During the three months ended December 31, 2004, the Company paid a total of approximately $61,000 to MAR. At December 31, 2004, approximately $20,000 remains payable under the termination agreement with MAR.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in Arizona and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004, the Company had bank balances exceeding those insured limits of $5,938,000

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third-party billing companies. The net receivable due from a single billing services provider at December 31, 2004 was $7,141,000, net of an allowance for doubtful accounts of $783,000. The net receivable from that billing services provider at December 31, 2004, represents approximately 85% of the Company’s total net accounts receivable at December 31, 2004.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. This new standard also changes the way in which companies account for forfeitures of share-based compensation instruments. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows for several alternative transition methods. In light of this upcoming change, the Company decided to change its method of accounting for forfeitures of restricted stock, under current GAAP rules effective October 1, 2004. See Note 2. The Company expects to adopt the provisions of SFAS 123R in the fourth quarter of fiscal 2005 on a prospective basis and does not expect this to have a material effect on its financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2004, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2004.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to the Company’s (i) assertion that there is an expectation of tremendous growth in online advertising; (ii) expectation that its adoption of the provisions of SFAS 123R in the fourth quarter of fiscal 2005 on a prospective basis will not have a material effect on its financial condition or results of operations; (iii) expectation that the negative effects of the LEC policy changes will decline during the second half of fiscal 2005; (iv) expectation that its net paying customer count will increase; (v) expectation that its new direct mail campaigns will attract additional paying customers in the second quarter of fiscal 2005; (vi) expectation that its revenues and profitability will improve in the second quarter of fiscal 2005 as compared to the first quarter of fiscal 2005; (vii) expectation that near-term revenues may continue to decline; (viii) expectation that cost of services will continue to decrease as the Company converts additional customers from LEC billing to alternative means such as ACH billing; (ix) expectation that the trend of decreased dilution will continue; (x) expectation that sales and marketing costs will continue to increase as the Company’s marketing efforts increase and as it continues to roll out its branding campaign; and (xi) general anticipation that its current marketing and billing efforts will result in an increase in paying customers during the second quarter of fiscal 2005.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview

This section presents summary information regarding our industry and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

The Kelsey Group has published the following market information regarding the growth of the online and print Yellow Pages advertising revenue market. While print advertising is expected to be largely flat in the next five years, the Kelsey Group expects online advertising to experience tremendous growth, as evidenced by an estimated 29% annual growth rate from 2003 to 2008.

Advertising Revenue (in Billions)
	2003	Market Share	2008	% Growth Per Year	Market Share
Print	$15.0	97.0%	$15.3	0.4%	90.0%
Online	$ 0.45	3.0%	$ 1.6	29.0%	10.0%
Total	$15.45	100.0%	$16.9	1.2%	100.0%

Source: Kelsey Group, September 2004

Business and Company Overview

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

Our primary product is our Internet Advertising Package™, or IAP. Under this package, advertisers pay for additional exposure by purchasing a Mini-WebPage™. In order to provide search traffic to our advertiser’s Mini-WebPage, we elevate the advertiser to a preferred listing status, at no additional charge. We also provide our IAP advertisers with enhanced presentation and additional unique products, such as larger font, bolded business name, map directions, ease of communication between our advertisers and users of our website, a link to the advertiser’s webpage, as well as other benefits.

Recent Developments

Historically, we have been highly dependent on our ability to bill our IAP advertisers directly through their monthly telephone bill. We refer to this method as LEC billing.  During the fourth quarter of fiscal 2004, changes in LEC billing practices and an increasing presence of Competitive Local Exchange Carriers, or CLECs, reduced the effectiveness of the Local Exchange Carriers, or LECs, as an efficient and cost-effective means of billing our customers.

Several LECs changed their internal policies regarding the use of activation checks as an acceptable letter of authorization that allows us to bill our products and services directly on our advertisers’ local telephone bill. These LECs have required additional confirmation procedures to allow new customers to be billed and are requiring us to reconfirm our existing customer base before allowing such customers to be billed. Additionally, CLECs have been participating in providing local telephone services to IAP advertisers at an increasing rate. We are not permitted to bill our IAP advertisers through CLECs at the present time although we are exploring billing channels that would provide for CLEC billing. If an advertiser changes their telephone carrier from a LEC to a CLEC, we must change the advertiser’s billing method to an alternative billing method.

To address the LEC internal policy changes and the billing problems posed by CLECs, we began accelerating our conversion of a substantial amount of our customers to automated clearing house, or ACH, billing in the fourth quarter of fiscal 2004, and we continue to transition customers to ACH billing. ACH billing is less expensive, has a faster collection time than LEC billing and presents minimal dilution. However, it is time-consuming and labor-intensive to convert customers from one billing channel to another and can result in missed billings or customer cancellations. In situations where we cannot bill a customer via LEC billing or ACH billing, or in instances where the customer requests that we bill them directly, we utilize direct invoices. Direct billing has a higher percentage of uncollectible accounts than other billing methods and, therefore, is our least attractive billing option.

The following represents the breakdown of net billings by channel during the first quarter of fiscal 2005:
	Q1 2005	Q4 2004
LEC billing	49%	67%
ACH billing	42%	30%
Direct billing	9%	3%

Because the announcement of the change in LEC billing practices came suddenly and unexpectedly in the fourth quarter of 2004, we were not able to transition all impacted customers to ACH billing in a timely fashion. Accordingly, we have not been able to bill all of our customers for services performed during the fourth quarter of fiscal 2004 and the first quarter of fiscal 2005. With respect to certain customers, it is unlikely that this revenue will ever be effectively billed and collected. We currently are in the process of determining an effective means of billing these customers for future service and expect that the negative effects of this change on future revenues will decline during the second half of fiscal 2005.

As further discussed in Results of Operations below, our paying customer base has declined by 51.6% in the past quarter. While some of this decline is attributable to permanent customer loss, a larger portion is attributable to:

•	customers that are not currently being billed due to the changes previously described;

•	customers that are billed via direct bill methods but are not counted in our paying customer base as they have not demonstrated a sufficient payment history to be considered a paying customer.

Looking forward to the second quarter of fiscal 2005, although we continue to experience some customer cancellations, we expect our net paying customer count to increase as a result of the following:

•
We have finalized agreements with an ACH billing service provider that allowed us to bill approximately 32,000 customers effective January 2005 that are not included in our paying customer base at December 31, 2004;

•	Continued collections on our direct bill activity will increase our paying customer count; and

•	We have initiated new direct mail campaigns for which we expect to attract additional paying customers in the second quarter of fiscal 2005.

For these reasons, we expect our revenues and profitability to improve in the second quarter of fiscal 2005 as compared to the first quarter of fiscal 2005.

Results of Operations

Net revenue decreased 55.3%, or $7,649,812, to $6,190,155 for the first quarter of fiscal 2005 from $13,839,967 for the first fiscal quarter of 2004. The decrease in revenues for the first quarter was due, largely, to declines in our paying subscriber base, which is described in more detail below.

"We had approximately 95,000 paying customers at December 31, 2004. This is down from approximately 196K at September 30, 2004 and approximately 253,000 at December 31, 2003." Paying customers at September 30, 2003. This reduction in our paying customer base is due primarily to the effects of CLECs and changes in billing practices as previously described above in Recent Developments. Although we experienced a decline in paying customers, we have over 100,000 additional active customers that are excluded from our paying customer count. These customers are excluded from our paying customer count primarily because they are either (i) customers that are not currently being billed due to the changes previously described or (ii) customers that are billed via direct bill methods but are not counted in our paying customer base as they have not demonstrated a sufficient payment history to be considered a paying customer. We anticipate that current marketing and billing efforts will result in an increase in our paying customer count during the second quarter of fiscal 2005.

Within the last two years, the prices for our IAP product have fluctuated between $17.95 and $29.95 per month. Currently, the majority of our customers are charged $29.95 per month, though recently we dropped our price to $27.50 per month.

We continue to take active measures to reconfirm our existing subscriber base and to convert customers from LEC billing to ACH billing. This is a time-consuming project and has resulted in an increase in customer cancellations. However, we believe we have appropriately addressed the problem and we expect to begin seeing increased paying customer counts during our second fiscal quarter ..

Cost of services decreased 76.8%, or $3,747,818, to $1,134,584 for the first quarter of fiscal 2005 from $4,882,402 for the first quarter of fiscal 2004. As a percentage of net revenue, our cost of services decreased to 18.3% in the first quarter of fiscal 2005 from 35.3% in the first quarter of fiscal 2004. The decrease in our cost of services is directly attributable to a decrease in our dilution expense as a result of our decreasing usage of LEC billing. Billings through LEC channels, which drives a substantial majority of our dilution expense, decreased to 49% of total billings in the first quarter of fiscal 2005 from over 95% of total billings in the first quarter of fiscal 2004. A significant portion of these customers were converted to ACH billing, which has minimal dilution. We expect cost of services to continue to decrease as we convert additional customers from LEC billing to alternative means such as ACH billing.

Gross profits decreased 43.6%, or $3,901,994, to $5,055,571 for the first quarter of fiscal 2005 from $8,957,565 for the first quarter of fiscal 2004. The decrease in our gross profits was due to decreased revenues resulting from the previously mentioned decrease in paying IAP advertisers, offset by decreased dilution discussed above. Gross margins increased to 81.7% of net revenues in the first quarter of fiscal 2005 compared to 64.7% of net revenues in the first quarter of fiscal 2004 due to decreased dilution in fiscal 2005. As previously discussed, we expect that this trend of decreased dilution will continue.

Our general and administrative expense increased 22.5%, or $621,108, to $3,384,851 for the first quarter of fiscal 2005 from $2,763,743 for the first quarter of fiscal 2004. General and administrative expenses increased due to an increase in compensation expense of approximately $200,000, increased mailing and customer-related expenses of approximately $250,000 and other miscellaneous expense increases. Compensation expense increased due to an increase in officers’ compensation relating to employment contracts with such officers and termination agreements with former officers. Mailing and customer related expenses increased as we incurred costs for ACH notices, paper invoices and other customer mailings associated with the conversion of many of our customers from LEC billing to alternate billing methods.

Our general and administrative expenses consist primarily of fixed expenses such as compensation, rent, utilities, etc. Therefore, revenue declines caused our general and administrative expenses to increase as a percentage of revenues to 54.7% for the first quarter of fiscal 2005 compared to 20.0% for the first quarter of fiscal 2004.

Sales and marketing expenses increased 24.8%, or $320,313, to $1,610,493 for the first quarter of fiscal 2005 from $1,290,180 for the first quarter of fiscal 2004. The main reasons for the increase in sales and marketing expenses are due to the increased effort in our marketing solicitation program, the implementation of new market strategies, and modifications to our direct mail marketing pieces. We expect these sales and marketing costs to continue to increase as our marketing efforts increase and as we continue to implement our branding campaign. We capitalize certain direct marketing expenses and amortize those costs over an 18-month period based on the estimated IAP advertiser attrition rates. A substantial portion of the current period expense relates to the amortization of costs previously incurred, thereby creating a significant fixed component of this expense. Accordingly, revenue declines caused our sales and marketing expenses to increase as a percentage of revenues to 26.0% for the first quarter of fiscal 2005 compared to 9.3% for the first quarter of fiscal 2004.

Depreciation and amortization, consisting of depreciation of property and equipment and amortization of intangible assets, increased 50.7%, or $99,494, to $295,687 for the first quarter of fiscal 2005 from $196,193 for the first quarter of fiscal 2004. This increase is attributable to (i) increased depreciation due to additional purchases of equipment related to our upgrade in infrastructure in the information technology department and hardware purchased relating to our Quality Assurance and Outbound Marketing initiatives and (ii) increased amortization of intangible assets associated with website development costs that were capitalized during 2004. Amortization relating to the capitalization of our direct mail marketing costs is included in marketing expenses, as discussed previously.

We recorded an operating loss of $235,460 for the first quarter of fiscal 2005 compared to operating income of $4,707,449 for the first quarter of fiscal 2004. Operating margins decreased to (3.8%) of net revenue in the first quarter of fiscal 2005 from 34.0% in the first quarter of fiscal 2004. The decrease in operating income is the result of the decreased revenue discussed above. Operating margins decreased due primarily to the decrease in revenues and changes in expenses previously described.

Other income decreased $188,393 to $86,365 for the first quarter of fiscal 2005 from $274,758 for the first quarter of fiscal 2004 due to the termination of a service agreement with Simple.Net, an entity owned by a former director of the Company. Prior to the termination of this agreement on March 2, 2004, we provided technical and customer service support to Simple.Net.

We recorded a net loss before taxes and cumulative effect of accounting change of $68,146 for the first quarter of 2005 as compared with net income before taxes and cumulative effect of accounting change of $5,053,360 for the first quarter of fiscal 2004.

The income tax benefit was $17,370 for the first quarter of fiscal 2005 compared to an income tax provision of $1,768,675 in the first quarter of fiscal 2004, resulting from our decrease in profitability.

During the first fiscal quarter of 2005, we changed our method of accounting for forfeitures of restricted stock awards to employees, officers and directors. Prior to October 1, 2004, we recognized forfeitures as they occurred. Upon occurrence, we reversed the previously recognized expense associated with such grant. Effective October 1, 2004 we changed to an expense recognition method that is based on an estimate of the number of shares for which the expected service is expected to be rendered. We believe that this is a preferable method as it provides less volatility in expense recognition. Additionally, while both methods of accounting for forfeitures are acceptable under current guidance, the implementation of FAS 123R (effective during the fourth quarter of fiscal 2005) will no longer permit us to recognize forfeitures as they occur. This change resulted in an increase to net income of $99,848, net of income taxes of $53,764 during the first quarter of fiscal 2005.

Net income decreased to $49,072, or $0.00 per diluted share, for the first fiscal quarter of 2005, down from net income of $3,284,685 or $0.07 per diluted share, for the first fiscal quarter of 2004. Net income as a percentage of net revenues was 0.8% and 23.7% for the first fiscal quarters of 2005 and 2004, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities increased $1,721,360, or 199%, to $2,588,368 for the first quarter of fiscal 2005 compared to $867,008 for the first quarter of fiscal 2004. The increase in cash generated from operations is primarily due to a conversion of many of our customers from LEC billing to alternate billing channels that have a shorter collection time and the fact we did not actively market for new customer acquisition during the quarter as we worked to resolve the previously discussed billing issues.

Our primary source of cash inflows is net remittances from our billing channels, including LEC billings and ACH billings. For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process. The billing service aggregators generally do not remit funds until they are collected. Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60 to 120 day period subsequent to the billing dates. Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense. These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12 to 18-month period of time. We classify these holdback reserves as current or long-term receivables on our balance sheet, depending on when they are scheduled to be remitted to us. For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission.

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

Net cash used for investing activities totaled $8,732 for the first quarter of fiscal 2005 and consisted of minor purchases of equipment. During the first quarter of fiscal 2004, cash used for investing activities was $2,089,698, of which the primary component was advances to affiliates of $2,000,000.

The only net cash flows from financing activities were payments of preferred stock dividends of $481 and $0 for the first quarter of fiscal 2005 and 2004, respectively.

We had working capital of $13,523,308 as of December 31, 2004, compared to $12,484,833 as of September 30, 2004. Despite our near breakeven performance during the first fiscal quarter of 2005, our operating expenses consist of a substantial amount of noncash expenses, such as amortization of customer acquisition costs and deferred stock compensation, which allows us to continue to grow our cash and working capital.

In April 2004, we established a $1,000,000 credit facility with Merrill Lynch Business Financial Services, Inc. This facility is for one year and is renewable. The applicable interest rate on borrowings, if any, will be a variable rate of the one-month LIBOR rate (as published in the Wall Street Journal), plus 3%. The facility requires an annual line fee of $10,000 payable whether or not we have drawn any funds on the line. Outstanding advances are secured by all of our existing and acquired tangible and intangible assets located in the United States. There was no balance outstanding at December 31, 2004.

The credit facility requires us to maintain a "Leverage Ratio" (total liabilities to tangible net worth) that does not exceed 1.5-to-1 and a "Fixed Charge Ratio" (earnings before interest, taxes, depreciation, amortization and other non-cash charges minus any internally financed capital expenditures divided by the sum of debt service, rent under capital leases, income taxes and dividends) that is not less that 1.5-to-1 as determined quarterly on a 12-month trailing basis. The credit facility includes additional covenants governing permitted indebtedness, liens, and protection of collateral. As of the period ended 12/31/04, we were in compliance with the covenants and are able to fully draw on the credit facility.

We owe $115,868 to Mathew & Markson Ltd. on a note related to the original acquisition of the “Yellow Page.net” URL. This note is technically past due. We have not repaid the balance, however, as we have amounts owed to us from Mathew & Markson in excess of the amount due. As we have no legal right of offset, we have not netted this amount due with the amounts owed to us in our consolidated balance sheet filed as part of this Quarterly Report. We currently are negotiating the settlement of this balance.

In connection with our termination of the loan obligations, we began paying a $0.01 per share dividend each quarter, subject to compliance with applicable laws, to all common stockholders, including those who hold unvested restricted stock. The quarterly dividend associated with the first fiscal quarter of 2005 was declared and paid in January 2005 and, therefore, was not accounted for in the three months ended December 31, 2004.

Although our revenues have recently declined and we generated an operating loss for the first quarter of fiscal 2005, we believe that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

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

Risks Related to Our Business

The loss of our ability to bill IAP advertisers through Local Exchange Carriers on the IAP advertisers’ telephone bills will adversely impact our results of operations.

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

In order to achieve compliance with Section 404 of the Act within the prescribed period, beginning in our next fiscal year, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors’, conclusions at September 30, 2005 with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at September 30, 2005 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

We also depend upon our billing aggregators to efficiently bill and collect monies from the LECs relating to the LECs’ billing and collection of our monthly charges from advertisers, as well as collecting from those advertisers on ACH billing. We currently have agreements with two billing aggregators and two ACH service providers. Any disruption in our billing aggregators’ ability to perform these functions could adversely affect our financial condition and results of operations.

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

Our systems and operations may be vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users and “hackers,” natural disaster, and similar events. Preventing, alleviating, or eliminating computer viruses and other service-related or security problems may require interruptions, delays or cessation of service. We may need to expend significant resources protecting against the threat of security breaches or alleviating potential or actual service interruptions. The occurrence of such unanticipated problems or security breaches could cause material interruptions or delays in our business, loss of data, or misappropriation of proprietary or IAP advertiser-related information or could render us unable to provide services to our IAP advertisers for an indeterminate length of time. The occurrence of any or all of these events could materially and adversely affect our business, prospects, financial condition, and results of operations.

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

Our common stock may be subject to the “penny stock” rules as promulgated under the Exchange Act.

In the event that no exclusion from the definition of “penny stock” under the Exchange Act is available, then any broker engaging in a transaction in our common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our securities held in the customer’s accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation of sale. Certain brokers are less willing to engage in transactions involving “penny stocks” as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2004, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the first three months of fiscal 2005 or in any of 2004) or commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

From time to time, we are party to certain legal proceedings incidental to the conduct of our business. We believe that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, cash flows or liquidity.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K UPDATE

(a)	The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

10.1	Termination Agreement between the Registrant and Advanced Internet Marketing, Inc. dated November 4, 2004

10.2	Employment Agreement between the Registrant and Penny Spaeth dated November 1, 2004

10.3	Employment Agreement between the Registrant and John Raven dated September 21, 2004

18	Auditors’ Letter Regarding Change in Accounting Principles

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) The Registrant filed the following Current Reports on Form 8-K during the three-month period covered by this Quarterly Report:

-
On November 9, 2004, the Company filed a Current Report on Form 8-K in connection with the execution of a Termination Agreement with Advanced Internet Marketing, Inc. and the termination of an Executive Consulting Agreement with the same entity.

-
On November 12, 2004, the Company filed a Current Report on Form 8-K in connection with the execution of an Employment Agreement with Penny Spaeth for services as the Company’s Chief Operating Officer.

-	On December 30, 2004, the Company filed a Current Report on Form 8-K attaching a press release and reporting its results of operations for the Company’s fiscal year ended September 30, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YP.CORP.

Dated: February 10, 2005	/s/ W. Chris Broquist
W. Chris Broquist
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Termination Agreement between the Registrant and Advanced Internet Marketing, Inc. dated November 4, 2004

10.2	Employment Agreement between the Registrant and Penny Spaeth dated November 1, 2004

10.3	Employment Agreement between the Registrant and John Raven dated September 21, 2004

18	Auditors’ Letter Regarding Change in Accounting Principles

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002