Form 10-Q
period 2005-03-31
YP CORP
filed 2005-05-16
CIK 1045742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of May 1, 2005 was 50,869,294 shares of common stock, par value $.001.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2005

PART I.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004
	(unaudited)

Assets

Cash and equivalents	$8,201,559	$3,576,529
Accounts receivable, net of allowance for doubtful accounts of $1,273,045
and $3,400,575	6,271,276	8,362,283
Prepaid expenses and other current assets	1,180,870	822,919
Income tax refund receivable	-	1,239,436
Deferred tax asset	-	352,379
Total current assets	15,653,705	14,353,546
Accounts receivable, long term portion, net of allowance
for doubtful accounts of $85,523 and $269,662	1,836,596	2,075,334
Customer acquisition costs, net of accumulated amortization of $3,977,694
and $5,096,669	2,980,972	4,482,173
Property and equipment, net	579,468	725,936
Deposits and other assets	60,919	239,060
Intangible assets, net of accumulated amortization of $2,849,428 and $2,446,403	3,139,018	3,326,274
Advances to affiliates	4,052,834	3,894,862
Total assets	$28,303,512	$29,097,185

Liabilities and Stockholders' Equity

Accounts payable	$584,211	$1,210,364
Accrued liabilities	413,416	542,481
Income taxes payable	243,497	-
Deferred tax liability	14,988	-
Notes payable- current portion	115,868	115,868
Total current liabilities	1,371,980	1,868,713
Deferred income taxes	408,220	1,116,314
Total liabilities	1,780,200	2,985,027
Commitments and contingencies	-	-
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized,
127,840 and 128,340 issued and outstanding, liquidation preference $38,202	10,866	10,909
Common stock, $.001 par value, 100,000,000 shares authorized,
50,254,294 and 50,071,302 issued and outstanding	50,254	50,071
Paid in capital	10,131,250	11,375,384
Deferred stock compensation	(3,965,108)	(5,742,814)
Retained earnings	20,296,050	20,418,608
Total stockholders' equity	26,523,312	26,112,158

Total liabilities and stockholders' equity	$28,303,512	$29,097,185

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Net revenues	$6,444,609	$16,367,853	$12,634,764	$30,207,820
Cost of services	860,933	6,600,782	1,995,517	11,482,984
Gross profit	5,583,676	9,767,071	10,639,247	18,724,836

Operating expenses:
General and administrative expenses	3,181,644	3,107,522	6,566,495	5,871,265
Sales and marketing expenses	1,720,034	1,445,965	3,330,527	2,736,345
Depreciation and amortization	298,192	199,719	593,879	395,912
Total operating expenses	5,199,870	4,753,206	10,490,901	9,003,522
Operating income	383,806	5,013,865	148,346	9,721,314
Other income (expense):
Interest expense and other financing costs	(4,447)	(3,795)	(8,610)	(7,667)
Interest income	91,650	82,340	176,762	157,365
Other income	21,088	71,395	107,453	346,153
Total other income (expense)	108,291	149,940	275,605	495,851

Income before income taxes and cumulative
effect of accounting change	492,097	5,163,805	423,951	10,217,165
Income tax benefit (provision)	(193,817)	(1,815,206)	(176,447)	(3,583,881)
Income before cumulative effect of
accounting change	298,280	3,348,599	247,504	6,633,284
Cumulative effect of accounting change (net of
income taxes of $53,764 in 2004)	-	-	99,848	-
Net income	$298,280	$3,348,599	$347,352	$6,633,284

Net income per common share:
Basic:
Income applicable to common stock before cumulative effect of accounting change	$0.01	$0.07	$0.01	$0.14
Cumulative effect of accounting change	$-	$-	$0.00	$-
Net income applicable to common stock	$0.01	$0.07	$0.01	$0.14

Diluted:
Income applicable to common stock before cumulative effect of accounting change	$0.01	$0.07	$0.01	$0.14
Cumulative effect of accounting change	$-	$-	$0.00	$-
Net income applicable to common stock	$0.01	$0.07	$0.01	$0.14

Weighted average common shares outstanding:
Basic	46,749,794	46,946,458	46,749,544	46,904,402
Diluted	46,825,577	48,145,140	46,901,954	47,640,118

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$347,352	$6,633,284
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	593,878	395,912
Amortization of deferred stock compensation	567,599	503,071
Issuance of common stock as compensation for services	119,500	-
Cumulative effect of accounting change	(99,848)	-
Deferred income taxes	(394,491)	37,962
Loss on disposal of equipment	-	36,932
Provision for uncollectible accounts	(16,220)	-
Changes in assets and liabilities:
Accounts receivable	2,345,965	(5,801,351)
Customer acquisition costs	1,501,201	(502,547)
Prepaid and other current assets	(357,951)	(152,539)
Deposits and other assets	178,141	35,000
Accounts payable	(626,153)	394,051
Accrued liabilities	(129,065)	(72,743)
Income taxes payable	1,482,933	1,466,113
Advances to affiliates (accrued interest)	(157,972)	-

Net cash provided by operating activities	5,354,869	2,973,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made to affiliates and related parties	-	(2,725,000)
Expenditures for intangible assets	(215,767)	-
Purchases of equipment	(44,387)	(384,991)

Net cash used for investing activities	(260,154)	(3,109,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(960)	-
Common stock dividends	(468,950)	-
Proceeds from conversion of preferred stock	225	-

Net cash used for financing activities	(469,685)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,625,030	(136,846)

CASH AND CASH EQUIVALENTS, beginning of period	3,576,529	2,378,848

CASH AND CASH EQUIVALENTS, end of period	$8,201,559	$2,242,002
See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of YP Corp., a Nevada Corporation, and its wholly owned subsidiaries (collectively the “Company”). The Company is an Internet-based provider of yellow page directories and advertising space on or through www.YP.com, www.YP.net and www.Yellow-Page.net. No material or information contained on these websites is a part of the notes or the quarterly report to which notes are attached. All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited financial statements as of March 31, 2005 and for the three and six months ended March 31, 2005 and 2004, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2004 and for the year then ended included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2004.

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

Additionally, while both methods of accounting for forfeitures are acceptable under current guidance, the implementation of FAS 123R (effective during the Company’s first quarter of fiscal 2006) will no longer permit companies to recognize forfeitures as they occur. See Note 8. As this new guidance will require the Company to change its method of accounting for restricted stock forfeitures, the Company has decided to adopt such change as of the beginning of its fiscal year. The Company is not adopting the provisions of FAS 123R prior to its effective date. Rather, the Company is changing its accounting for forfeitures under the allowed options prescribed in FAS 123.

The impact of this change for periods prior to October 1, 2004 was an increase to income of $100,000 (less than $0.01 per share), net of taxes of $54,000, and has been reflected as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the six months ended March 31, 2005. Because stock grants are now recorded net of estimated forfeitures, the cumulative effect of this change also reduced Additional Paid in Capital and Deferred Compensation by $1,013,000 and $1,166,000, respectively, at October 1, 2004. The effect of the change during the three and six months ended March 31, 2005 was to increase net income by $22,000 and $53,000 (net of income taxes of $13,000 and $31,000), respectively.

The estimated pro forma effects of the accounting change on the Company’s results of operations for the three and six months ended March 31, 2004 are as follows:

	Three Months Ended March 31, 2004	Six Months Ended March 31, 2004
As reported:
Net income	$3,349,000	$6,633,000
Basic net income per share	$0.07	$0.14
Diluted net income per share	$0.07	$0.14
Pro forma amounts reflecting the accounting change applied retroactively:
Net income	$3,393,000	$6,715,000
Basic net income per share	$0.07	$0.14
Diluted net income per share	$0.07	$0.14

3.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	March 31, 2005
	Current	Long-Term	Total
Gross accounts receivable	$7,544,000	$1,922,000	$9,466,000
Allowance for doubtful accounts	(1,273,000)	(85,000)	(1,358,000)
Net	$6,271,000	$1,837,000	$8,108,000

	September 30, 2004
	Current	Long-Term	Total
Gross accounts receivable	$11,763,000	$2,345,000	$14,108,000
Allowance for doubtful accounts	(3,401,000)	(270,000)	(3,671,000)
Net	$8,362,000	$2,075,000	$10,437,000

Components of allowance for doubtful accounts are as follows:

	March 31, 2005		September 30, 2004
Allowance for dilution and fees on amounts due from billing aggregators	$1,067,000		$2,978,000
Allowance for customer refunds	291,000		638,000
Other allowances	-		55,000
	$1,358,000		$3,671,000

Property and equipment consists of the following:

	March 31, 2005		September 30, 2004
Leasehold improvements	$439,000		$439,000
Furnishings and fixtures	298,000		298,000
Office, computer equipment and other	1,038,000		993,000
Total	1,775,000		1,730,000
Less accumulated depreciation	(1,195,000)		(1,004,000)
Property and equipment, net	$580,000		$726,000

4.	COMMITMENTS AND CONTINGENCIES

At March 31, 2005, future minimum annual lease payments under operating lease agreements for fiscal years ended September 30 are as follows:

Remainder of Fiscal 2005	$220,000
Fiscal 2006	326,000
Fiscal 2007	19,000
Thereafter	-
Total	$565,000

Commitments to Investment Banking Firm

On October 8, 2004, pursuant to the terms of a Letter Agreement with Jefferies & Company, Inc., the Company issued a total of 925,000 shares of common stock to Jefferies. These shares were issued in lieu of cash fees for Jefferies’ investment banking services. These shares were not issued under the Company’s 2003 Stock Plan. Of the total shares issued to Jefferies, 100,000 shares were issued without restrictions on transfer other than those imposed by Rule 144 under the Securities Act of 1933, as amended. The remaining 825,000 shares were granted pursuant to a Restricted Stock Agreement. Accordingly, these shares remain subject to restrictions on transfer and sale, which lapse in accordance with a vesting schedule depending on the achievement of certain performance goals.

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

As part of this agreement, the Company agreed to pay recurring quarterly dividends of not less than $0.01 per share to all of its common stockholders, subject to applicable law and certain restrictions with respect to the Company’s liquidity. The quarterly dividend associated with the second quarter of fiscal 2005 was declared and paid in April 2005 and, therefore, was not accounted for in the three months ended March 31, 2005.

Termination Agreements with Related Parties

Prior to fiscal 2004, the Company entered into Executive Consulting Agreements with four entities, each of which was controlled by one of the Company’s four executive officers at that time and through which each entities’ support staff provided executive management services to the Company. During the fiscal year ended September 30, 2004, the Company terminated the Executive Consulting Agreements with the entities controlled by its former CEO, former Executive Vice President of Marketing, and former CFO. In the case of the former CEO, the Company will pay Sunbelt Financial Concepts, Inc. $960,000 over two years in lieu of the amounts due under the original contract, which called for approximately $2.6 million in payments over three years. In the case of the former Executive Vice President of Marketing, the Company will pay Advertising Management & Consulting Services, Inc. $697,000 over two years in lieu of the amounts due under the original contract, which called for approximately $1.9 million in payments over three years. In the case of the former CFO, the Company paid MAR & Associates, Inc. $120,000 over six months in lieu of the amounts due under the original contract, which called for approximately $750,000 in payments over three years. With respect to these agreements, approximately $1,360,000 of the settlement payments described above has been allocated to non-compete agreements, as paid, based on values determined by an independent third party valuation firm. The non-compete agreements extend for six years. The balance of the payments will be expensed as incurred as two of the agreements call for ongoing services to be provided over a two-year period.  See Note 6.

During the three months ended December 31, 2004, the Company terminated the remaining Executive Consulting Agreement with Advanced Internet Marketing, Inc., an entity controlled by DeVal Johnson, a director and former Executive Vice President. Under the terms of this termination agreement, the Company will pay $368,000 over an 18-month period of time. Approximately $281,000 of this amount has been allocated to non-compete agreements, as paid. See Note 6.

5.	NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Income before cumulative effect of accounting change	$298,000	$3,349,000	$248,000	$6,633,000
Less: preferred stock dividends	-	-	(1,000)	(1,000)
Income applicable to common stock before cumulative effect of accounting change	298,000	3,349,000	247,000	6,632,000
Cumulative effect of accounting change	-	-	100,000	-
Net income applicable to common stock	$298,000	$3,349,000	$347,000	$6,632,000

Basic weighted average common shares outstanding	46,749,794	46,946,458	46,749,544	46,904,402
Add incremental shares for:
Unvested restricted stock	3,795	990,886	73,021	608,739
Series E convertible preferred stock	71,988	-	79,389	-
Outstanding warrants	-	207,796	-	126,977
Diluted weighted average common shares outstanding	46,825,577	48,145,140	46,901,954	47,640,118

Net income per share:
Basic:
Income applicable to common stock before cumulative effect of accounting change	$0.01	$0.07	$0.01	$0.14
Cumulative effect of accounting change	$0.00	$0.00	$0.00	$0.00
Net income applicable to common stock	$0.01	$0.07	$0.01	$0.14

Diluted:
Income applicable to common stock before cumulative effect of accounting change	$0.01	$0.07	$0.01	$0.14
Cumulative effect of accounting change	$0.00	$0.00	$0.00	$0.00
Net income applicable to common stock	$0.01	$0.07	$0.01	$0.14

The following potentially dilutive securities were excluded from the calculation of net income per share because the effects are antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004

Warrants to purchase shares of common stock	500,000	500,000	500,000	500,000
Shares of non-vested restricted stock	2,920,831	-	1,978,591	5,011
	3,420,831	500,000	2,478,591	505,011

6.	RELATED PARTY TRANSACTIONS

As described in Note 4, the former CEO, CFO, Executive Vice President and Corporate Secretary provided their services and those of their respective staffs through separate entities controlled by these individuals. All of these contracts were terminated prior to March 31, 2005. The following table includes the compensation paid to these entities during the three months ended March 31, 2005 and the amounts remaining to be paid as of March 31, 2005, pursuant to the termination agreements between the Company and the former officers’ respective entities.

	Payments Under Termination Agreements for the Quarter Ended March 31, 2005	Remaining Termination Payments as of March 31, 2005
Sunbelt Financial Concepts	$53,000	$550,000
Advertising Management & Consulting Services, Inc.	32,000	371,000
Advanced Internet Marketing, Inc.	95,000	208,000
MAR & Associates	20,000	-
	$200,000	$1,129,000

7.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at major nationwide institutions in Arizona and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2005, the Company had bank balances exceeding those insured limits of approximately $7,897,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third-party billing companies. The net receivable due from a single billing services provider at March 31, 2005 was $6,508,000, net of an allowance for doubtful accounts of $698,000. The net receivable from that billing services provider at March 31, 2005, represents approximately 80% of the Company’s total net accounts receivable at March 31, 2005.

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

9.	SUBSEQUENT EVENTS

On April 1, 2005, the Company and Morris & Miller, Ltd. and Matthew and Markson, Ltd., (together, the “Shareholders”) entered into a Transfer and Repayment Agreement (the “Agreement”). Under the Agreement, the Shareholders satisfied their outstanding debt obligations to the Company (reflected as Advances to Affiliates in the accompanying Consolidated Balance Sheet) as follows:

•	The Shareholders agreed to surrender and deliver to the Company 1,889,566 shares of its common stock previously owned by the Shareholders;

•	The Shareholders forgave $115,865 of debt owed by the Company to the Shareholders;

•	The Shareholders released any liens they previously had on any shares of the Company’s common stock;

•	The Shareholders assigned certain intellectual property to the Company; and

•
The Shareholders agreed to a non-compete and non-solicitation agreement whereby the Shareholders and their affiliates agree not to compete with the Company or solicit any customers for a period of five years.

The Company expects this transaction to result in a non-cash charge to its earnings for the third fiscal quarter ended June 30, 2005 equal to the difference between the $3,895,000 of debt forgiven and the value of the consideration received. As the fair value of the intellectual property and non-compete and non-solicitation agreement has not been determined, the exact amount of the charge is currently unknown. However, the Company expects the charge to be between $1.7 million and $2.2 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2005, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2004.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to our (i) assertion that there is an expectation of tremendous growth in online advertising; (ii) expectation that our adoption of the provisions of SFAS 123R in the first quarter of fiscal 2006 on a prospective basis will not have a material effect on its financial condition or results of operations; (iii) expectation that our revenues, paying customer count and profitability will continue to grow in the second half of fiscal 2005 as we continue to migrate customers to alternative billing channels, attract new customers through marketing initiatives and engage in cost containment activities; and (iv) expectation that cost of services to continue to be directly correlated to our usage of LEC billing channel

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors,” as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Advertising Revenue (in Billions)
	2003	Market Share	2008	% Growth Per Year	Market Share
Print	$ 15.0	97.0%	$15.3	0.4%	90.0%
Online	$ 0.45	3.0%	$ 1.6	29.0%	10.0%
Total	$15.45	100.0%	$16.9	1.2%	100.0%

Source: Kelsey Group, September 2004

Business and Company Overview

We use a business model similar to print Yellow Pages publishers. We publish basic directory listings on the Internet free of charge. Our basic listings contain the business name, address, and telephone number for over 17 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format.

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

Recent Developments

Changes in Billing Practices

Until late 2004, we billed most of our customers directly through their monthly phone bill (referred to as LEC billing). As discussed in recent SEC filings, our revenues have been negatively impacted by recent changes in LEC billing practices, which require us to perform additional procedures to confirm new and existing customers before we are allowed to bill via certain local telephone companies. There has also been an increasing presence of Competitive Local Exchange Carriers, or CLECs, in the local telephone market. If an advertiser changes its telephone service from a LEC to a CLEC, we are no longer able to utilize LEC billing channels to bill for services. Therefore we must discontinue revenue recognition until an acceptable alternate billing method can be implemented.

During the fiscal quarter ended March 31, 2005, we continued to deal with the impacts of the billing issues. As a result, we have made strides to reduce our dependence on LEC billing and have identified effective alternative methods of billing our customers. We have migrated a substantial portion of our customers to automated clearing house, or ACH, billing, which is less expensive, has a faster collection time than LEC billing, and presents minimal dilution. However, it is time-consuming and labor-intensive to convert customers from one billing channel to another and can result in missed billings or customer cancellations. In situations where we cannot bill a customer via LEC or ACH billing, or in instances where the customer requests that we bill them directly, we utilize direct invoices. Direct billing has a higher percentage of uncollectible accounts than other billing methods and, therefore, is our least attractive billing option.

The following represents the breakdown of net billings by channel during recent fiscal quarters:

	Q2 2005	Q1 2005	Q4 2004	Q3 2004	Q2 2004
LEC billing	26%	49%	67%	92%	98%
ACH billing	56%	42%	30%	6%	1%
Direct billing	18%	9%	3%	2%	1%

Recent Financial Results

The following represents a summary of recent financial results:

	Q2 2005	Q1 2005	Q4 2004	Q3 2004	Q2 2004
Revenues	$6,444,609	$6,190,155	$10,069,924	$16,890,361	$16,367,853
Gross margin	5,583,676	5,055,571	4,990,492	8,695,098	9,874,452
Operating expenses	(5,199,870)	(5,291,031)	(5,518,453)	(5,213,413)	(4,773,053)
Operating income (loss)	383,806	(235,459)	(527,961)	3,481,685	5,101,399
Net income (loss)	298,280	49,072	(311,721)	2,639,420	3,348,599

Our revenues have been adversely affected as we transition from LEC billing to other billing methods. During this transitional period, we have experienced increased customer cancellations and missed billings as we continue to gather the information necessary to convert customers to more desirable billing methods such as ACH billing.

Despite the effects of the transition from LEC billing, we have experienced the following recent positive operating trends:

•	Increased revenues by approximately 4% in the second quarter of fiscal 2005.

•
Decreased operating expenses over the last two quarters despite incurring an estimated $550,000 of incremental expenses over the last six months associated with the transition from LEC billing to other billing methods. This is a result of proactive measures taken to reduce operating expenses, including personnel reductions, contract renegotiations, and other cost containment measures

•	Increased operating income and net income by over $900,000 and $600,000, respectively, over the last two quarters despite a 40% reduction in revenues over the same period.

We expect that our revenues and paying customer count will continue to grow in the second half of fiscal 2005 as we continue to migrate customers to alternative billing channels and to attract new customers through marketing initiatives. We also expect to increase profitability in the second half of fiscal 2005 through revenue growth and continued cost containment activities.

Other

On April 1, 2005, we entered into a Transfer and Repayment Agreement (the “Agreement”) with Morris & Miller, Ltd. and Matthew and Markson, Ltd., (together, the “Shareholders”). Under the Agreement, the Shareholders satisfied their outstanding debt obligations to us (reflected as Advances to Affiliates in the accompanying Consolidated Balance Sheet included elsewhere in this report). See the more detailed discussion of this matter in note 9 in the Notes to Unaudited Consolidated Financial Statements.

Results of Operations

Net Revenues

	Net Revenues
	2005	2004	Change	Percent

Three Months Ended March 31,	$6,444,609	$16,367,853	$(9,923,244)	(61)%
Six Months Ended March 31,	$12,634,764	$30,207,820	$(17,600,056)	(58)%

The decrease in revenues for the three and six months ended March 31, 2005, as compared to the corresponding periods ending March 31, 2004 was largely due to declines in our paying subscriber base resulting from our LEC billing issues. The following table sets forth our quarter-end paying customer counts:

Q2 2005	Q1 2005	Q4 2004	Q3 2004	Q2 2004	Q1 2004

105,000	95,000	196,000	224,000	265,000	253,000

We have experienced significant customer count declines from the second quarter of 2004 to the first quarter of 2005 as a result of our transition from LEC billing to other billing channels as described in the “Recent Developments” section above. Despite our continued transition away from LEC billing, we increased our paying customer count during the second quarter of 2005 as compared to the first quarter of 2005, resulting in increased revenues.

The price for our IAP product ranges from $17.95 to $29.95 per month.

Cost of Services

	Cost of Services
	2005	2004	Change	Percent

Three Months Ended March 31,	$860,933	$6,600,782	$(5,739,849)	(87)%
Six Months Ended March 31,	$1,995,517	$11,482,984	$(9,487,467)	(83)%

The decrease in our cost of services is directly attributable to a reduction in our dilution expense as a result of our transition from LEC billing to alternative billing methods. Billings through LEC channels, which drives a substantial majority of our dilution expense, decreased to 26% of total billings in the second quarter of fiscal 2005 from over 97% of total billings in the second quarter of fiscal 2004. A significant portion of these customers were converted to ACH and direct billing methods, which have minimal dilution. We expect cost of services to continue to be directly correlated to our usage of LEC billing channels.

Gross Profit

	Gross Profit
	2005	2004	Change	Percent
Three Months Ended March 31,	$5,583,676	$9,767,071	$(4,183,395)	(43)%
Six Months Ended March 31,	$10,639,247	$18,724,836	$(8,085,589)	(43)%

The decrease in our gross profits was due to decreased revenues resulting from the previously mentioned decrease in paying IAP advertisers, offset in part by the decreased dilution as discussed above. Gross margins increased to 86.6% and 84.2% of net revenues in the second quarter and first half of fiscal 2005, respectively, compared to 59.7% and 62.0% of net revenues in the second quarter and first half of fiscal 2004, respectively, due to decreased dilution in fiscal 2005.

General and Administrative Expenses

	General and Administrative Expenses
	2005	2004	Change	Percent
Three Months Ended March 31,	$3,181,644	$3,107,522	$74,122	2%
Six Months Ended March 31,	$6,566,495	$5,871,265	$695,230	12%

General and administrative expenses were largely consistent for the second quarter of fiscal years 2005 and 2004; however, there were changes to certain components of such expenses. During the second quarter of fiscal 2005, as compared to the second quarter of fiscal 2004, we experienced increased costs of approximately $230,000 associated with our efforts to reconfirm our existing subscriber base, and increased mailing and customer-related expenses of approximately $335,000 for expenses related to ACH notices, paper invoices, and other customer mailings associated with the conversion of many of our customers from LEC billing to other billing methods. These increases were offset by decreased legal costs associated with the conclusion of several outstanding legal matters in fiscal 2004, and general expense reductions associated with cost-containment initiatives. General and administrative expenses for the first six months of fiscal 2005 were higher than the first six months of fiscal 2004 due to costs associated with reconfirming existing customers and increased mailing and customer-related expense previously described.

Our general and administrative expenses consist largely of fixed expenses such as compensation, rent, utilities, etc. Therefore, we do not consider short-term trends of general and administrative expenses as a percent of revenues to be meaningful indicators for evaluating operational performance.

We have been successful in reducing our general and administrative expenses, despite incurring significant costs associated with the transition from LEC billing to acceptable alternate billing methods. The following table sets forth our recent operating performance for general and administrative expenses:

	Q2 2005	Q1 2005	Q4 2004	Q3 2004	Q2 2004
Reconfirmation, mailing, billing and other customer-related costs	$635,624	$309,592	$ 132,390	$244,324	$ 67,511
Compensation for employees, consultants, officers and directors	1,937,592	2,265,863	2,458,735	2,029,536	2,006,719
Other G&A costs	608,428	809,396	950,677	1,029,252	945,758

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2005	2004	Change	Percent
Three Months Ended March 31,	$1,720,034	$1,445,965	$274,069	19%
Six Months Ended March 31,	$3,330,527	$2,736,345	$594,182	22%

The primary reason for the increase in sales and marketing expenses is increased expenditures for brand awareness as we attempt to increase traffic to our website. Branding expenses include radio and Internet advertising and fees paid to redirect traffic from other websites.

We capitalize certain direct marketing expenses and amortize those costs over an 18-month period based on the estimated IAP advertiser attrition rates. A substantial portion of the current period expense relates to the amortization of costs previously incurred, thereby creating a significant fixed component of this expense. Accordingly, revenue declines resulted in our sales and marketing expenses increasing as a percentage of revenues to 26.7% for the second quarter of fiscal 2005 compared to 8.8% for the second quarter of fiscal 2004.

Depreciation and Amortization

	Depreciation and Amortization
	2005	2004	Change	Percent
Three Months Ended March 31,	$298,192	$199,719	$98,473	49%
Six Months Ended March 31,	$593,879	$395,912	$197,967	50%

The increase in depreciation and amortization expense is attributable to (i) increased depreciation due to additional purchases of equipment related to our upgrade in infrastructure in the information technology department and hardware purchased relating to our quality assurance and outbound marketing initiatives, and (ii) increased amortization of intangible assets associated with website development costs that were capitalized during 2004 and 2005. Amortization relating to the capitalization of our direct mail marketing costs is included in marketing expenses, as discussed previously.

Operating Income

	Operating Income
	2005	2004	Change	Percent
Three Months Ended March 31,	$383,806	$5,013,865	$(4,630,059)	(92)%
Six Months Ended March 31,	$148,346	$9,721,314	$(9,572,968)	(98)%

Operating income experienced substantial decline due primarily to revenue declines previously described. However, we have returned to profitability in the second quarter of fiscal 2005 and we expect to continue increasing our operating income in the second half of fiscal 2005.

Other Income

	Other Income
	2005	2004	Change	Percent
Three Months Ended March 31,	$21,088	$71,395	$(50,307)	(70)%
Six Months Ended March 31,	$107,453	$346,153	$(238,700)	(69)%

Other income decreased due to the termination of a service agreement with Simple.Net, an entity owned by a former director of the Company. Prior to the termination of this agreement on March 2, 2004, we provided technical and customer service support to Simple.Net.

Income Tax Provision

	Income Tax Provision
	2005	2004	Change	Percent
Three Months Ended March 31,	$(193,817)	$(1,815,206)	$1,621,389	(89)%
Six Months Ended March 31,	$(176,447)	$(3,583,881)	$3,407,434	(95)%

The decrease in our income tax provision for the second quarter and first half of fiscal 2005 as compared to fiscal 2004 is due almost entirely to our decrease in profitability.

Cumulative Effect of Accounting Change

	Cumulative Effect of Accounting Change
	2005	2004	Change	Percent
Three Months Ended March 31,	$-	$-	$-	0%
Six Months Ended March 31,	$99,848	$-	$99,848	100%

During the first fiscal quarter of 2005, we changed our method of accounting for forfeitures of restricted stock awards to employees, officers, and directors. Prior to October 1, 2004, we recognized forfeitures as they occurred. Upon occurrence, we reversed the previously recognized expense associated with such grant. Effective October 1, 2004 we changed to an expense recognition method that is based on an estimate of the number of shares that are ultimately expected to vest. We believe that this is a preferable method as it provides less volatility in expense recognition. Additionally, while both methods of accounting for forfeitures are acceptable under current guidance, the implementation of FAS 123R (effective during the first quarter of fiscal 2006) will no longer permit us to recognize forfeitures as they occur. This change resulted in an increase to net income of $99,848, net of income taxes of $53,764 during the first quarter of fiscal 2005.

Net Income

	Net Income
	2005	2004	Change	Percent
Three Months Ended March 31,	$298,280	$3,348,599	$(3,050,319)	(91)%
Six Months Ended March 31,	$347,352	$6,633,284	$(6,285,932)	(95)%

Net income for the second quarter and first half of fiscal 2005, as compared to the corresponding periods for fiscal 2004, decreased due primarily to decreased revenues. As a percentage of revenues, net income was 4.6% and 2.8% for the second quarter and first half of fiscal 2005, respectively, as compared to 20.4% and 21.9% for the second quarter and first half of fiscal 2004, respectively. As a significant portion of our expenses are fixed, our profitability margins are negatively impacted by declines in revenue.

Liquidity and Capital Resources

Net cash provided by operating activities increased $2,381,724 or 80.1%, to $5,354,869 for the six months ended March 31, 2005 compared to $2,973,145 for the six months ended March 31, 2004. The increase in cash generated from operations is primarily due to a conversion of many of our customers from LEC billing to alternate billing channels that have a shorter collection time and the fact we did not actively market for new customer acquisition during the first half of 2005 as we worked to resolve the previously discussed billing issues.

Our primary source of cash inflows is net remittances from our billing channels, including LEC billings and ACH billings. For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process. The billing service aggregators generally do not remit funds until they are collected. Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates. Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense. These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12 to 18-month period of time. We classify these holdback reserves as current or long-term receivables on our balance sheet, depending on when they are scheduled to be remitted to us. For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission. Additionally, approximately 80% of our accounts receivable are due from one of the Company’s aggregators.

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

Net cash used for investing activities totaled $260,154 for the first half of fiscal 2005 and consisted of minor purchases of equipment and expenditures for intangible assets. During the first half of fiscal 2004, cash used for investing activities was $3,109,991, of which the primary component was advances to affiliates of $2,725,000.

Net cash flows from financing activities for the first half of fiscal 2005 consisted primarily of payments of common stock dividends of $468,950. There were no financing cash flows for the first half of fiscal 2004.

We had working capital of $14,281,725 as of March 31, 2005, compared to $12,484,833 as of September 30, 2004. Despite our near breakeven performance during the first fiscal quarter of 2005, our operating expenses consist of a substantial amount of non-cash expenses, such as amortization of customer acquisition costs and deferred stock compensation, which allows us to continue to grow our cash and working capital.

We maintain a $1,000,000 credit facility with Merrill Lynch Business Financial Services, Inc. The applicable interest rate on borrowings, if any, will be a variable rate of the one-month LIBOR rate (as published in the Wall Street Journal), plus 3%. The facility requires an annual line fee of 1% of the committed amount. Outstanding advances are secured by all of our existing and acquired tangible and intangible assets located in the United States. There was no balance outstanding at March 31, 2005. The line is in process of being renewed for an additional one-year period. The Company has received verbal approval of the renewal and is awaiting updated documentation.

The credit facility requires us to maintain a “Leverage Ratio” (total liabilities to tangible net worth) that does not exceed 1.5-to-1 and a “Fixed Charge Ratio” (earnings before interest, taxes, depreciation, amortization and other non-cash charges minus any internally financed capital expenditures divided by the sum of debt service, rent under capital leases, income taxes and dividends) that is not less that 1.5-to-1 as determined quarterly on a 12-month trailing basis. The credit facility includes additional covenants governing permitted indebtedness, liens, and protection of collateral. As of March 31, 2005, we were in compliance with the covenants and are able to fully draw on the credit facility.

We are contractually obligated to pay a $0.01 per share dividend each quarter, subject to compliance with applicable laws, to all common stockholders, including those who hold unvested restricted stock. The quarterly dividend associated with the second fiscal quarter of 2005 was declared and paid in April 2005 and, therefore, was not accounted for in the three months ended March 31, 2005.

Although our revenues have recently declined and we have only been slightly profitable for the first half of fiscal 2005, we believe that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

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

Risks Related to Our Business

The loss of our ability to use existing billing methods would adversely impact our results of operations.

Our business model historically has depended heavily upon our ability to bill advertisers on their telephone bills through their respective Local Exchange Carriers, or LECs. We have recently faced challenges and impediments to our ability to bill certain advertisers in this manner, causing significant revenue declines from the third quarter of fiscal 2004 to the first quarter of fiscal 2005. While we have transitioned most of our existing customers to alternative billing methods, such as ACH billing, we continue to utilize LEC billing for approximately 26% of our customers. We bill the majority of our customers through ACH billing.

The existence of the LECs is the result of Federal legislation. In the same manner, Congress could pass future legislation that obviates the existence of or the need for the LECs. Additionally, regulatory agencies could limit or prevent our ability to use the LECs to bill our advertisers. The introduction of and advancement of new technologies, such as WiFi technology or other wireless-related technologies, could render unnecessary the existence of fixed telecommunication lines, which also could obviate the need for and access to the LECs. Additionally, if the restrictions imposed on us by certain LECs become more widespread, we could further lose the ability to utilize LEC billing. If any of these events occur or, alternatively, if changes in regulations regarding ACH billing limit our use of that billing method, our revenues and would have a material adverse impact on our financial condition and results of operations.

We may experience increased dilution and our revenue may decline over time due to the involvement of the CLECs.

We have experienced a decrease in revenue from the LECs from the effects of the Competitive Local Exchange Carriers, or CLECs, that are providing local telephone services to IAP advertisers. With the competition in the telephony industry, many business customers are finding alternative telephony suppliers, such as CLECs, that offer less expensive alternatives to the LECs. When the LECs effectuate a price increase this causes a rush of LEC customers looking for an alternative telephone company, which may be a CLEC. When our advertising customers switch service providers from the LECs to a CLEC, we are precluded from billing these customers on their monthly telephone bill and must instead convert them to alternative billing methods such as ACH billing or direct invoicing. This conversion process can be disruptive to our operations and result in lost revenue. We cannot provide any assurances that our efforts to transition such customers to alternative billing methods will be successful. We may experience future increases in dilution of our customer base that we are able to bill on their monthly telephone bills, which, in turn, may result in decreases in our revenue.

We face a concentration of credit risk with respect to our billing service providers.

Currently, we utilize multiple vendors for both LEC and ACH billing; however, one service provider handles a substantial majority of our LEC billing activity. If this vendor discontinued providing services to us, we could face missed billings and lost revenue which would adversely affect our ability to meet our existing financial obligations. Moreover, over 80% of our existing outstanding receivables are due from this service provider. If this vendor were to face financial difficulty, our financial position would be materially impacted.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending September 30, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors’, conclusions at September 30, 2006 with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at September 30, 2006 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

In order to compete successfully in the future, we must:

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

As of March 31, 2005, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the first six months of fiscal 2005 or in any of 2004) or commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

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

Based on their review and evaluation as of the end of the period covered by this Form 10-Q, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-Q, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to certain legal proceedings incidental to the conduct of our business. We believe that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations, cash flows or liquidity.

ITEM 6. EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

10	Form of Restricted Stock Agreement under 2003 Stock Plan

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YP.CORP.
Dated: May 16, 2005	/s/ W. Chris Broquist
W. Chris Broquist
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10	Form of Restricted Stock Agreement under 2003 Stock Plan

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002