Form 10-Q
period 2005-06-30
YP CORP
filed 2005-08-15
CIK 1045742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from _____________ to _______________

Commission File Number 0-24217

YP CORP.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	85-0206668
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4840 East Jasmine St. Suite 105	85205
Mesa, Arizona	(Zip Code)
(Address of Principal Executive Offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of August 1, 2005 was 49,219,736 shares of common stock, par value $.001.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2005

PART I.
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

YP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2004
	(unaudited)

Assets
Cash and equivalents	$9,004,290	$3,576,529
Restricted cash	365,000	-
Accounts receivable, net of allowance for doubtful accounts of $963,654 and $3,400,575	6,217,833	8,362,283
Prepaid expenses and other current assets	1,187,910	822,919
Income tax refund receivable	-	1,239,436
Deferred tax asset	148,362	352,379
Total current assets	16,923,395	14,353,546
Accounts receivable, long term portion, net of allowance for doubtful accounts of $85,522 and $269,662	1,317,970	2,075,334
Customer acquisition costs, net of accumulated amortization of $3,821,547 and $5,096,669	3,022,645	4,482,173
Property and equipment, net	485,865	725,936
Deposits and other assets	60,919	239,060
Intangible assets, net of accumulated amortization of $3,139,328 and $2,446,403	4,981,102	3,326,274
Advances to affiliates	-	3,894,862
Total assets	$26,791,896	$29,097,185

Liabilities and Stockholders' Equity

Accounts payable	$501,539	$1,210,364
Accrued liabilities	767,644	542,481
Income taxes payable	505,458	-
Notes payable- current portion	-	115,868
Total current liabilities	1,774,641	1,868,713
Deferred income taxes	183,099	1,116,314
Total liabilities	1,957,740	2,985,027
Commitments and contingencies	-	-
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized, 127,840 and 128,340 issued and outstanding, liquidation preference $38,202	10,866	10,909
Common stock, $.001 par value, 100,000,000 shares authorized,48,964,728 and 50,071,302 issued and outstanding	48,965	50,071
Paid in capital	10,577,670	11,375,384
Treasury stock	(1,606,131)	-
Deferred stock compensation	(3,872,075)	(5,742,814)
Retained earnings	19,674,861	20,418,608
Total stockholders' equity	24,834,156	26,112,158

Total liabilities and stockholders' equity	$26,791,896	$29,097,185

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Net revenues	$6,517,158	$16,890,361	$19,151,922	$47,098,181
Cost of services	925,805	8,195,264	2,921,322	19,678,248
Gross profit	5,591,353	8,695,097	16,230,600	27,419,933

Operating expenses:
General and administrative expenses	3,320,434	3,271,624	9,886,929	9,142,889
Sales and marketing expenses	1,565,536	1,667,040	4,896,063	4,403,385
Depreciation and amortization	383,503	243,261	977,382	639,173
Total operating expenses	5,269,473	5,181,925	15,760,374	14,185,447
Operating income	321,880	3,513,172	470,226	13,234,486
Other income (expense):
Interest expense and other financing costs	-	(5,643)	(8,610)	(13,310)
Interest income	29,859	104,540	206,621	261,905
Other income (expense)	(584,988)	436,464	(477,535)	782,617
Total other income (expense)	(555,129)	535,361	(279,524)	1,031,212

Income before income taxes and cumulative effect of accounting change	(233,249)	4,048,533	190,702	14,265,698
Income tax benefit (provision)	83,465	(1,409,113)	(92,982)	(4,992,994)

Income before cumulative effect of accounting change	(149,784)	2,639,420	97,720	9,272,704
			-	-
Cumulative effect of accounting change (net of income taxes of $53,764 in 2005)	-	-	99,848	-
Net income (loss)	$(149,784)	$2,639,420	$197,568	$9,272,704

Net income (loss) per common share:
Basic:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.00)	$0.06	$0.00	$0.20
Cumulative effect of accounting change	$-	$-	$0.00	$-
Net income (loss) applicable to common stock	$(0.00)	$0.06	$0.00	$0.20

Diluted:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.00)	$0.05	$0.00	$0.19
Cumulative effect of accounting change	$-	$-	$0.00	$-
Net income (loss) applicable to common stock	$(0.00)	$0.05	$0.00	$0.19

Weighted average common shares outstanding:
Basic	44,860,228	47,294,551	46,060,709	47,033,977
Diluted	44,860,228	48,096,618	46,296,626	47,805,915

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$197,568	$9,272,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	977,381	639,171
Amortization of deferred stock compensation	1,105,763	622,901
Issuance of common stock as compensation for services	119,500	-
Non-cash gain on transaction with affiliates	171,865	-
Cumulative effect of accounting change	(99,848)	-
Deferred income taxes	(782,962)	172,897
Loss on disposal of equipment	-	36,932
Provision for uncollectible accounts	(54,492)	-
Changes in assets and liabilities:
Accounts receivable	2,956,306	(6,896,403)
Customer acquisition costs	1,459,528	(963,668)
Prepaid and other current assets	(207,201)	(477,007)
Restricted cash	(365,000)	-
Deposits and other assets	178,141	34,900
Accounts payable	(708,825)	83,182
Accrued liabilities	225,163	(805,464)
Income taxes payable	1,744,894	1,149,857
Advances to affiliates (accrued interest)	(157,972)	-

Net cash provided by operating activities	6,759,809	2,870,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made to affiliates and related parties	-	(2,725,000)
Repayments of advances made to affiliates and related parties	-	1,175,000
Expenditures for intangible assets	(346,751)	(299,425)
Purchases of equipment	(44,387)	(353,311)

Net cash used for investing activities	(391,138)	(2,202,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(780)	-
Common stock dividends	(940,355)	(499,983)
Proceeds from conversion of preferred stock	225	-

Net cash used for financing activities	(940,910)	(499,983)

INCREASE IN CASH AND CASH EQUIVALENTS	5,427,761	167,283

CASH AND CASH EQUIVALENTS, beginning of period	3,576,529	2,378,848

CASH AND CASH EQUIVALENTS, end of period	$9,004,290	$2,546,131

See accompanying notes to consolidated financial statements

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited financial statements as of June 30, 2005 and for the three and nine months ended June 30, 2005 and 2004, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2004 and for the year then ended included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2004.

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

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The impact of this change for periods prior to October 1, 2004 was an increase to income of $100,000 (less than $0.01 per share), net of taxes of $54,000, and has been reflected as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the nine months ended June 30, 2005. Because stock grants are now recorded net of estimated forfeitures, the cumulative effect of this change also reduced Additional Paid in Capital and Deferred Compensation by $1,013,000 and $1,166,000, respectively, at October 1, 2004. The effect of the change was to decrease net income by $1,000 (net of income taxes of $1,000) for the three months ended June 30, 2005 and increase net income by $72,000 (net of income taxes of $43,000) for the nine months ended June 30, 2005.

The estimated pro forma effects of the accounting change on the Company’s results of operations for the three and nine months ended June 30, 2004 are as follows:

	Three Months Ended June 30, 2004	Nine Months Ended June 30, 2004
As reported:
Net income	$2,639,000	$9,273,000
Basic net income per share	$0.06	$0.20
Diluted net income per share	$0.05	$0.19
Pro forma amounts reflecting the accounting change applied retroactively:
Net income	$2,606,000	$9,325,000
Basic net income per share	$0.06	$0.20
Diluted net income per share	$0.05	$0.20
Weighted average common shares outstanding:
Basic	47,294,551	47,033,977
Diluted	48,096,618	47,805,915

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	June 30, 2005
	Current	Long-Term	Total
Gross accounts receivable	$7,182,000	$1,404,000	$8,586,000
Allowance for doubtful accounts	(964,000)	(86,000)	(1,050,000)
Net	$6,218,000	$1,318,000	$7,536,000

	September 30, 2004
	Current	Long-Term	Total
Gross accounts receivable	$11,763,000	$2,345,000	$14,108,000
Allowance for doubtful accounts	(3,401,000)	(270,000)	(3,671,000)
Net	$8,362,000	$2,075,000	$10,437,000

Components of allowance for doubtful accounts are as follows:

	June 30, 2005	September 30, 2004
Allowance for dilution and fees on amounts due from billing aggregators	$765,000	$2,978,000
Allowance for customer refunds	285,000	638,000
Other allowances	-	55,000
	$1,050,000	$3,671,000

Property and equipment consists of the following:

	June 30, 2005	September 30, 2004
Leasehold improvements	$439,000	$439,000
Furnishings and fixtures	298,000	298,000
Office, computer equipment and other	1,038,000	993,000
Total	1,775,000	1,730,000
Less accumulated depreciation	(1,289,000)	(1,004,000)
Property and equipment, net	$486,000	$726,000

4.	COMMITMENTS AND CONTINGENCIES

At June 30, 2005, future minimum annual lease payments under operating lease agreements for fiscal years ended September 30 are as follows:

Remainder of Fiscal 2005	$74,000
Fiscal 2006	336,000
Fiscal 2007	29,000
Fiscal 2008	5,000
Thereafter	-
Total	$444,000

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Commitments to Investment Banking Firm

On October 8, 2004, pursuant to the terms of a Letter Agreement with Jefferies & Company, Inc., the Company issued a total of 925,000 shares of common stock to Jefferies. These shares were issued in lieu of cash fees for Jefferies’ investment banking services. These shares were not issued under the Company’s 2003 Stock Plan. Of the total shares issued to Jefferies, 100,000 shares were issued without restrictions on transfer other than those imposed by Rule 144 under the Securities Act of 1933, as amended. The remaining 825,000 shares were granted pursuant to a Restricted Stock Agreement. Accordingly, these shares remain subject to restrictions on transfer and sale, which lapse in accordance with a vesting schedule depending on the achievement of certain performance goals, none of which were achieved as of June 30, 2005.

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

Commitments to Stockholders

As part of the December 2003 agreement between the Company and two of its largest stockholders, Morris & Miller, Ltd. and Mathew & Markson, Ltd., the Company terminated all prior obligations to make advances to these stockholders. Accrued interest on outstanding balances are reflected in the Advances to Affiliates line item of the accompanying balance sheet.

As part of this agreement, the Company agreed to pay recurring quarterly dividends of not less than $0.01 per share to all of its common stockholders, subject to applicable law and certain restrictions with respect to the Company’s liquidity. The quarterly dividend associated with the third quarter of fiscal 2005 was declared and paid in July 2005 and, therefore, was not accounted for in the three months ended June 30, 2005. In connection with the Transfer and Repayment Agreement described in Note 6, as of April 1,2005, the Company is no longer required to pay quarterly dividends. Future dividend payments will be evaluated by the Board of Directors based upon earnings, capital requirements and financial position, general economic conditions, alternative uses of capital and other pertinent factors.

Termination Agreements with Related Parties

Prior to fiscal 2004, the Company entered into Executive Consulting Agreements with four entities, each of which was controlled by one of the Company’s four executive officers at that time and through which each entities’ support staff provided executive management services to the Company. During the fiscal year ended September 30, 2004, the Company terminated the Executive Consulting Agreements with the entities controlled by its former CEO, former Executive Vice President of Marketing, and former CFO. In the case of the former CEO, the Company agreed to pay Sunbelt Financial Concepts, Inc. $960,000 over two years in lieu of the amounts due under the original contract, which called for approximately $2.6 million in payments over three years. In the case of the former Executive Vice President of Marketing, the Company agreed to pay Advertising Management & Consulting Services, Inc. $697,000 over two years in lieu of the amounts due under the original contract, which called for approximately $1.9 million in payments over three years. In the case of the former CFO, the Company paid MAR & Associates, Inc. $120,000 over six months in lieu of the amounts due under the original contract, which called for approximately $750,000 in payments over three years. With respect to these agreements, approximately $1,360,000 of the settlement payments described above has been allocated to non-compete agreements, as paid, based on values determined by an independent third party valuation firm. The non-compete agreements extend for six years. The balance of the payments were to be expensed as incurred as two of the agreements called for ongoing services to be provided over a two-year period.  See Note 6.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended December 31, 2004, the Company terminated the remaining Executive Consulting Agreement with Advanced Internet Marketing, Inc., an entity controlled by DeVal Johnson, a director and former Executive Vice President. Under the terms of this termination agreement, the Company agreed to pay $368,000 over an 18-month period of time. Approximately $281,000 of this amount has been allocated to non-compete agreements, as paid. See Note 6.

Subsequent to June 30, 2005, the Company has terminated each of the termination agreements and paid all remaining amounts owed thereunder. See Note 9.

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations, cash flows or liquidity.

During the third fiscal quarter of 2005, the Company received an arbitration judgment involving disputed fees associated with a former public relations firm. Under the terms of this judgment, the Company is obligated to pay $328,000, inclusive of legal fees and associated expenses. The loss associated with this judgment was accrued in the third fiscal quarter of 2005 and is reflected in other income and expense in the accompanying consolidated statement of operations. In accordance with the terms of the judgment, the Company has established a bond in the amount of $365,000 which is reflected as restricted cash in the accompanying balance sheet. The Company is currently appealing the arbitrator’s decision.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Income (loss) before cumulative effect of accounting change	$(150,000)	$2,639,000	$98,000	$9,273,000
Less: preferred stock dividends	-	-	(1,000)	(1,000)
Income (loss) applicable to common stock before cumulative effect of accounting change	(150,000)	2,639,000	97,000	9,272,000
Cumulative effect of accounting change	-	-	100,000	-
Net income (loss) applicable to common stock	$(150,000)	$2,639,000	$197,000	$9,272,000

Basic weighted average common shares outstanding	44,860,228	47,294,551	46,060,709	47,033,977
Add incremental shares for:
Unvested restricted stock	-	562,529	136,636	560,547
Series E convertible preferred stock	-	111,240	75,565	108,689

Outstanding warrants	-	127,698	23,716	102,701
Diluted weighted average common shares outstanding	44,860,228	48,096,018	46,296,626	47,805,915

Net income (loss) per share:
Basic:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.00)	$0.06	$0.00	$0.20
Cumulative effect of accounting change	$0.00	$0.00	$0.00	$0.00
Net income (loss) applicable to common stock	$(0.00)	$0.06	$0.00	$0.20

Diluted:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.00)	$0.05	$0.00	$0.19
Cumulative effect of accounting change	$0.00	$0.00	$0.00	$0.00
Net income (loss) applicable to common stock	$(0.00)	$0.05	$0.00	$0.19

The following potentially dilutive securities were excluded from the calculation of net income per share because the effects are antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004

Warrants to purchase shares of common stock	500,000	125,000	375,000	125,000
Series E convertible preferred stock	127,840	-	-	-
Shares of non-vested restricted stock	3,523,400	377,500	2,964,744	377,500
	4,151,240	502,500	3,339,744	502,500

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS

As described in Note 4, the former CEO, CFO, Executive Vice President and Corporate Secretary provided their services and those of their respective staffs through separate entities controlled by these individuals. All of these contracts were terminated prior to June 30, 2005. The following table includes the compensation paid to these entities during the three months ended June 30, 2005 and the amounts remaining to be paid as of June 30, 2005, pursuant to the termination agreements between the Company and the former officers’ respective entities.

	Payments Under Termination Agreements for the Quarter Ended	Remaining Termination Payments as of
	June 30, 2005	June 30, 2005
Sunbelt Financial Concepts	$53,000	$497,000
Advertising Management & Consulting Services, Inc.	32,000	$339,000
Advanced Internet Marketing, Inc.	44,000	$164,000
	$129,000	$1,000,000

On April 1, 2005, the Company and Morris & Miller, Ltd. and Matthew and Markson, Ltd., (together, the “Shareholders”) entered into a Transfer and Repayment Agreement (the “Agreement”). Under the Agreement, the Shareholders satisfied all of their outstanding debt obligations to the Company (previously reflected as Advances to Affiliates in the accompanying Consolidated Balance Sheet) as follows:

•	The Shareholders agreed to surrender and deliver to the Company 1,889,566 shares of its common stock previously owned by the Shareholders (included in Treasury Stock at June 30, 2005);

•	The Shareholders forgave $115,865 of debt owed by the Company to the Shareholders and all related accrued interest;

•	The Shareholders released any liens they previously had on any shares of the Company’s common stock;

•	The Shareholders assigned certain intellectual property to the Company; and

•
The Shareholders agreed to a non-compete and non-solicitation agreement whereby the Shareholders and their affiliates agree not to compete with the Company or solicit any customers for a period of five years.

This transaction resulted in a non-cash charge of $282,000 for the quarter ended June 30, 2005 equal to the difference between the carrying value of the Advances to Affiliates and the value of the consideration received. The fair value of the common stock received was $1,606,000 and was based on the market value of the common stock as of the date of the agreement. The fair values of the intellectual property and non-compete and non-solicitation agreement were $180,000 and $1,821,000 and were determined based on independent appraisals. The intellectual property and non-compete and non-solicitation agreement are included in intangible assets in the consolidated balance sheet and will be amortized over their estimated useful lives of 36 and 60 months, respectively.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at major nationwide institutions in Arizona and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2005, the Company had bank balances exceeding those insured limits by approximately $8,679,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the Local Exchange Carrier (“LEC”) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third-party billing companies. The net receivable due from a single billing services provider at June 30, 2005 was $5,203,000, net of an allowance for doubtful accounts of $509,000. The net receivable from that billing services provider at June 30, 2005, represents approximately 69% of the Company’s total net accounts receivable at June 30, 2005.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. This new standard also changes the way in which companies account for forfeitures of share-based compensation instruments. SFAS 123R will be effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. In light of this upcoming change, the Company decided to change its method of accounting for forfeitures of restricted stock, under current GAAP rules effective October 1, 2004. See Note 2. The Company expects to adopt the provisions of SFAS 123R in the first quarter of fiscal 2006 on a prospective basis and does not expect this to have a material effect on its financial condition or results of operations.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	SUBSEQUENT EVENT

As discussed in Note 6, the Company had obligations as of June 30, 2005 to pay approximately $1,000,000 to former executives and officers under three termination agreements in exchange for consulting services and non-compete agreements. In August, 2005, the Company decided to accelerate these payments and conclude all related consulting activities. As the portion of the termination payments attributable to consulting services are amortized over the contractual period of service, the remaining unamortized balance of approximately $212,000 at June 30, 2005 will be charged to expense in the fourth quarter of fiscal 2005. The non-compete portion of the termination agreements remain unchanged and will continue to be expensed over the life of the non-compete agreements.

*  *  *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2005, this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2004.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,”“believes,”“projects,”“expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to our (i) assertion that there is an expectation of tremendous growth in online advertising; (ii) expectation that our adoption of the provisions of SFAS 123R in the first quarter of fiscal 2006 on a prospective basis will not have a material effect on its financial condition or results of operations; (iii) expectation that our revenues, customer count and operating income will continue to grow in the fourth quarter of fiscal 2005 as we continue to migrate customers to alternative billing channels, attract new customers through marketing initiatives and engage in cost containment activities; and (iv) expectation that cost of services will continue to be directly correlated to our usage of LEC billing channel.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2004, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview

This section presents a discussion of recent developments and summary information regarding our industry and operating trends only. For further information regarding the events summarized herein, you should read this MD&A in its entirety.

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

Definition and Explanation of Customer Counts

In an effort to bring clarity and transparency to our operations, we believe it is important to provide a concise but detailed explanation of how we arrive at our customer count set forth in the “Results of Operations - Net Revenues” section of this MD&A and elsewhere in this Quarterly Report.

Our customer count metric includes those who were successfully billed for the month in which they received a listing, but only includes customers that are not more than 30 days past due in paying on their account. Once an account exceeds the 30-day past due period, the account is no longer considered to be a customer and is removed from our customer count. It is important to recognize that activation alone does not constitute inclusion in our customer count. The customer must have also been billed through one of our billing channels - LEC, ACH or direct invoice.

Changes in Billing Practices

Until late 2004, we billed most of our customers directly through their monthly phone bill (referred to as LEC billing). As discussed in recent SEC filings, our revenues have been negatively impacted by recent changes in LEC billing practices, which require us to perform additional procedures to confirm new and existing customers before we are allowed to bill via certain local telephone companies. There has also been an increasing presence of Competitive Local Exchange Carriers, or CLECs, in the local telephone market. If an advertiser changes its telephone service from a LEC to a CLEC, we are no longer able to utilize LEC billing channels to bill for services, which may adversely impact our revenues.

During the fiscal quarter ended June 30, 2005, we continued to deal with the impacts of the billing issues. As a result, we have made strides to reduce our dependence on LEC billing and have identified effective alternative methods of billing our customers. We have migrated a substantial portion of our customers to automated clearing house, or ACH, billing, which is less expensive, has a faster collection time than LEC billing, and presents minimal dilution. However, it is time-consuming and labor-intensive to convert customers from one billing channel to another and can result in missed billings or customer cancellations. In situations where we cannot bill a customer via LEC or ACH billing, or in instances where the customer requests that we bill them directly, we utilize direct invoices. Direct billing has a higher percentage of uncollectible accounts than other billing methods and, therefore, is our least attractive billing option.

The following represents the breakdown of net billings by channel during recent fiscal quarters:

	Q3 2005	Q2 2005	Q1 2005	Q4 2004	Q3 2004
LEC billing	23%	26%	49%	67%	92%
ACH billing	64%	56%	42%	30%	6%
Direct billing	13%	18%	9%	3%	2%

Recent Financial Results

The following represents a summary of recent financial results:

	Q3 2005	Q2 2005	Q1 2005	Q4 2004	Q3 2004
Revenues	$ 6,517,158	$6,444,609	$6,190,155	$10,069,924	$16,890,361
Gross margin	5,591,353	5,583,676	5,055,571	4,990,492	8,695,098
Operating expenses	(5,269,473)	(5,199,870)	(5,291,031)	(5,518,453)	(5,213,413)
Operating income (loss)	321,880	383,806	(235,459)	(527,961)	3,481,685
Net income (loss)[1]	(149,784)	298,280	49,072	(311,721)	2,639,420

1 Net loss for the third quarter of 2005 includes losses totaling approximately $610,000 relating to non-recurring events as described in the “Other” section of this Executive Overview

Our revenues have been adversely affected as we transition from LEC billing to other billing methods. During this transitional period, we have experienced increased customer cancellations and missed billings as we continue to gather the information necessary to convert customers to more desirable billing methods such as ACH billing.

Despite the effects of the transition from LEC billing, we have experienced the following recent operating trends:

•	Increased our quarterly net revenues by approximately 5% during the last two quarters

•
Stabilized our operating expenses over the last three quarters despite incurring an estimated $1.1 million of incremental expenses over the last nine months associated with the transition from LEC billing to other billing methods. This is a result of proactive measures taken to reduce operating expenses, including personnel reductions, contract renegotiations, and other cost containment measures

•
Increased quarterly operating income by almost $850,000 since the fourth quarter of fiscal 2004 despite a 35% reduction in our quarterly net revenues during the same period. This increase is due largely to our use of less-expensive billing channels and reduced operating expenses as described above.

We expect that our revenues and customer count will continue to grow in the fourth quarter of fiscal 2005 as we continue to migrate customers to alternative billing channels and to attract new customers through marketing initiatives. We also expect to increase operating income in the fourth quarter of fiscal 2005 through revenue growth and continued cost containment activities.

We utilize significant estimates and judgments in preparing our financial statements. These estimates and judgments are evaluated and updated on a periodic basis. During the fourth quarter of 2005, we will be reevaluating estimates and judgments pertaining to, among other things, estimated forfeitures of restricted stock awards used to determine compensation expense and the estimated average period of retention for new customers used to determine the amortization period for customer acquisition costs. Any changes to such estimates will be recorded using the prospective method, whereby the effect of the change is allocated ratably over the remaining periods. Such changes could impact our expectation of increasing operating income in the fourth quarter of fiscal 2005.

Recent Developments

On August 11, 2005, we decided to accelerate all remaining payments and conclude all related consulting activities associated with the termination agreements with former executives and officers outlined in Note 6 in the Notes to Unaudited Consolidated Financial Statements. As the portion of the termination payments attributable to consulting services are amortized over the contractual period of service, the remaining unamortized balance of approximately $212,000 at June 30, 2005 will be charged to expense in the fourth quarter of fiscal 2005. The non-compete portion of the termination agreements remain unchanged and will continue to be expensed over the life of the non-compete agreements.

On August 11, 2005, Alistair Johnson-Clague was appointed to our board of directors as an independent director. Mr. Johnson-Clague, President and Chief Executive Officer of Hard Dollar Corporation, replaces Deval Johnson, who concurrently resigned as a director.

Mr. Johnson-Clague brings to YP Corp. close to 30 years of experience working in the information technology industry. At Hard Dollar, Mr. Johnson-Clague’s team is the leading provider of integrated estimating and job control software for the construction management industry. Before joining Hard Dollar, Mr. Johnson-Clague was the President and General Manager of USinternetworking, Inc. where he led the Siebel Business Unit in application, consulting, engineering, partnering and marketing decisions. Prior to joining USinternetworking, he served as General Manager and Vice President of the Software and IBM division of Avnet, Inc. (NYSE:AVT), a Fortune 500 company specializing in the distribution of electronics, computers and software. Before Avnet, Mr. Johnson-Clague worked for 12 years at JBA Holdings Plc, the sixth largest ERP software firm in the world. He held numerous positions during his tenure at JBA, including President of JBA’s Computer and Software Solutions Divisions. In these roles, he was responsible for the overall direction of the divisions' financial earnings and business plans, customer services, engineering, marketing and human resources functions. Mr. Johnson-Clague earned a Bachelor of Arts degree in Business Administration from Napier University in Edinburgh, Scotland.

On June 23, 2005, John Raven, who has most recently served as our Chief Technology Officer, was named the Company’s new Chief Operating Officer. Mr. Raven replaces Penny Spaeth who previously served as Chief Operating Officer.

On June 8, 2005, we announced that five new national accounts had signed an agreement to advertise on our Web site, YP.Com. 1-800-Flowers, DentalPlans.com, 3 Geeks and a Mouse, Gurus2Go, and Bids4Rides.com have all chosen to advertise on the site. They will receive “National-Preferred” status which gives them a preferred listing in all cities, as well as sending users directly to their Web sites. If a user chooses “florists,” for instance, 1-800-Flowers will appear in a featured box on the screen. Beyond the contextual advertising, 1-800-Flowers will also receive run-of-site advertising (appearing under additional categories) during key holiday periods. To date, these national accounts have not resulted in significant revenues or operating income. However, they are important to our overall strategy.

On May 19, 2005, we renewed our $1,000,000 revolving line of credit with Merrill Lynch Business Financial Services Inc., extending the maturity date from April 30, 2005 to April 30, 2006. All other terms and conditions of the original line of credit remain unchanged.

On May 18, 2005, we announced the adoption of a $3 million stock repurchase program. To date, we have not made any repurchases of our stock under the program. For additional information on repurchases made during the third quarter of fiscal 2005, see Part II, Item 2 below.

During the third fiscal quarter of 2005, we received an arbitration judgment involving disputed fees associated with a former public relations firm. Under the terms of this judgment, we are obligated to pay $328,000, inclusive of legal fees and associated expenses. The loss associated with this judgment was accrued in the third fiscal quarter of 2005 and is reflected in other income and expense in the accompanying consolidated statement of operations. In accordance with the terms of the judgment, we have established a bond in the amount of $365,000 which is reflected as restricted cash in the accompanying balance sheet. We are currently appealing the arbitrator’s decision.

On April 1, 2005, we entered into a Transfer and Repayment Agreement (the “Agreement”) with Morris & Miller, Ltd. and Matthew and Markson, Ltd. (together, the “Shareholders”). Under the Agreement, the Shareholders satisfied all of their outstanding debt obligations to us (previously reflected as Advances to Affiliates in the accompanying Consolidated Balance Sheet included elsewhere in this report). This transaction resulted in a non-cash charge of $282,000 for the quarter ended June 30, 2005 equal to the difference between the fair value of debt forgiven and the value of the consideration received. This loss is reflected in Other Income (Expense) in the accompanying Statement of Operations included elsewhere in this report. See the more detailed discussion of this matter in note 6 in the Notes to Unaudited Consolidated Financial Statements.

In connection with the Transfer and Repayment Agreement, we are no longer required to pay quarterly dividends. Future dividend payments will be evaluated by the Board of Directors based upon earnings, capital requirements and financial position, general economic conditions, alternative uses of capital and other pertinent factors.

Results of Operations

Net Revenues

	Net Revenues
	2005	2004	Change	Percent

Three Months Ended June 30,	$6,517,158	$16,890,361	$(10,373,203)	(61)%
Nine Months Ended June 30,	$19,151,922	$47,098,181	$(27,946,259)	(59)%

The decrease in revenues for the three and nine months ended June 30, 2005, as compared to the corresponding periods ending June 30, 2004, was largely due to declines in our paying subscriber base resulting from our LEC billing issues. The following table sets forth our quarter-end customer counts:

Q3 2005	Q2 2005	Q1 2005	Q4 2004	Q3 2004	Q2 2004	Q1 2004

108,000	105,000	95,000	196,000	224,000	265,000	253,000

We experienced significant customer count declines from the third quarter of 2004 to the first quarter of 2005 as a result of our transition from LEC billing to other billing channels as described in the “Executive Overview” section above. Since reaching a quarterly low of 95,000 in the first quarter of fiscal 2005, we have increased our customer count in each of the last two quarters.

During the third quarter of fiscal 2005, we were unable to bill approximately 12,000 of our customers via our LEC channel due to a significant change in the billing practices of one of our LECs similar to those described in “Executive Overview” above. While we took measures to transition these customers to alternative billing channels, our revenues were negatively impacted by this event. Despite these negative impacts, however, we were still able to increase our customer count during the third quarter of fiscal 2005. See “Executive Overview - Explanation of Customer Counts” in this MD&A for an explanation of our customer count.

Although we have concentrations of risk with our billing aggregators (as described in the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report) these aggregators bill via many underlying LECs. As we no longer have any significant concentrations of customers with any single LEC, we do not expect any future changes in billing practices with our remaining LECs to have a material adverse impact on our net revenues.

The price for our IAP product ranges from $17.95 to $29.95 per month.

Cost of Services

	Cost of Services
	2005	2004	Change	Percent

Three Months Ended June 30,	$925,805	$8,195,264	$(7,269,459)	(89)%
Nine Months Ended June 30,	$2,921,322	$19,678,248	$(16,756,926)	(85)%

The decrease in our cost of services is directly attributable to a reduction in our dilution expense as a result of our transition from LEC billing to alternative billing methods. Billings through LEC channels, which drives a substantial majority of our dilution expense, decreased to 23% of total billings in the third quarter of fiscal 2005 from over 95% of total billings in the third quarter of fiscal 2004. A significant portion of these customers were converted to ACH and direct billing methods, which have minimal dilution. We expect cost of services to continue to be directly correlated to our usage of LEC billing channels.

Gross Profit

	Gross Profit
	2005	2004	Change	Percent

Three Months Ended June 30,	$5,591,353	$8,695,097	$(3,103,744)	(36)%
Nine Months Ended June 30,	$16,230,600	$27,419,933	$(11,189,333)	(41)%

The decrease in our gross profits was due to decreased revenues resulting from the previously mentioned decrease in IAP advertisers, offset in part by the decreased dilution as discussed above. Gross margins increased to 85.8% of net revenues in the third quarter of fiscal 2005 compared to 51.5% of net revenues in the third quarter of fiscal 2004 due to decreased dilution in fiscal 2005.

General and Administrative Expenses

	General and Administrative Expenses
	2005	2004	Change	Percent

Three Months Ended June 30,	$3,320,434	$3,271,624	$48,810	1%
Nine Months Ended June 30,	$9,886,929	$9,142,889	$744,040	8%

General and administrative expenses were largely consistent for the third quarter of fiscal years 2005 and 2004. However, there were changes to certain components of such expenses. During the third quarter of fiscal 2005, as compared to the third quarter of fiscal 2004, we experienced increased costs of approximately $293,000 associated with our efforts to reconfirm our existing subscriber base and increased non-cash compensation costs of approximately $350,000 associated with restricted stock awards to employees. These increases were offset by decreased legal costs associated with the conclusion of several outstanding legal matters in fiscal 2004, and general expense reductions associated with cost-containment initiatives. General and administrative expenses for the first nine months of fiscal 2005 were higher than the first nine months of fiscal 2004 due primarily to increased costs of approximately $527,000 associated with reconfirming existing customers and $582,000 for expenses related to ACH notices, paper invoices and other customer mailings associated with the conversion of many of our customers from LEC billing to other billing methods. This was partially offset by reduced legal costs.

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

We have been successful in reducing our general and administrative expenses, despite incurring significant costs associated with the transition from LEC billing to acceptable alternate billing methods. The following table sets forth our recent operating performance for general and administrative expenses:

	Q3 2005	Q2 2005	Q1 2005	Q4 2004	Q3 2004
Reconfirmation, mailing, billing and other customer-related costs	$535,861	$635,624	$309,592	$132,390	$244,324
Compensation for employees, consultants, officers and directors	2,184,131	1,937,592	2,265,863	2,458,735	2,029,536
Other G&A costs	600,442	608,428	809,396	950,677	1,029,252

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2005	2004	Change	Percent

Three Months Ended June 30,	$1,565,536	$1,667,040	$(101,504)	(6)%
Nine Months Ended June 30,	$4,896,063	$4,403,385	$492,678	11%

Sales and marketing expense decreased in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 due to decreased amortization of capitalized direct marketing expenses. We temporarily suspended a portion of our direct marketing activities as we transitioned a substantial amount of our customers to different billing channels over the last few quarters. We resumed our normal levels of direct marketing activity in January 2005.

During the first nine months of 2005, as compared to 2004, we experienced approximately $360,000 of increased expenditures for brand awareness as we attempt to increase traffic to our website (prior to September of 2004, page views were below 54,000,000 per month; current page views exceed 134,000,000 per month or a nearly 150% increase in monthly page views). Branding expenses include radio and Internet advertising and fees paid to redirect traffic from other websites. The remaining increase was primarily due to increased amortization expense in 2005 as compared to 2004 as there was a substantial increase in mailings during the second and third fiscal quarters of 2004 (i.e., there was less amortization in the first quarter of 2004 as compared to the first quarter of 2005).

We capitalize certain direct marketing expenses and amortize those costs over an 18-month period based on the estimated IAP advertiser attrition rates. A substantial portion of the current period expense relates to the amortization of costs previously incurred, thereby creating a significant fixed component of this expense. Accordingly, revenue declines resulted in our sales and marketing expenses increasing as a percentage of revenues to 24.0% for the third quarter of fiscal 2005 compared to 9.9% for the third quarter of fiscal 2004.

Depreciation and Amortization

	Depreciation and Amortization
	2005	2004	Change	Percent

Three Months Ended June 30,	$383,503	$243,261	$140,242	58%
Nine Months Ended June 30,	$977,382	$639,173	$338,209	53%

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

Operating Income

	Operating Income
	2005	2004	Change	Percent

Three Months Ended June 30,	$321,880	$3,513,172	$(3,191,292)	(91)%
Nine Months Ended June 30,	$470,226	$13,234,486	$(12,764,260)	(96)%

Our operating income declined substantially due primarily to revenue declines as previously described.

Other Income (Expense)

	Other Income (Expense)
	2005	2004	Change	Percent

Three Months Ended June 30,	$(584,988)	$436,464	$(1,021,452)	(234)%
Nine Months Ended June 30,	$(477,535)	$782,617	$(1,260,152)	(161)%

Other income (expense) in the third quarter of fiscal 2005 consisted primarily of the following:

•
A loss of $282,000 from the Transfer and Repayment Agreement as described above in the Executive Overview section of this MD&A and in Note 6 in the Notes to Unaudited Consolidated Financial Statements. This amount is equal to the difference between the carrying value of Advances to Affiliates and the value of the consideration received.

•	A loss of $328,000 from an arbitration judgment involving disputed fees associated with a former public relations firm described above in the Executive Overview section of this MD&A.

Income Tax Benefit (Provision)

	Income Tax Benefit (Provision)
	2005	2004	Change	Percent

Three Months Ended June 30,	$83,465	$(1,409,113)	$1,492,578	(106)%
Nine Months Ended June 30,	$(92,982)	$(4,992,994)	$4,900,012	(98)%

The change in our income tax benefit (provision) for the third quarter of fiscal 2005 as compared to fiscal 2004 is due almost entirely to our decrease in profitability.

Cumulative Effect of Accounting Change

	Cumulative Effect of Accounting Change
	2005	2004	Change	Percent

Three Months Ended June 30,	$-	$-	$-	0%
Nine Months Ended June 30,	$99,848	$-	$99,848	100%

During the first fiscal quarter of 2005, we changed our method of accounting for forfeitures of restricted stock awards to employees, officers, and directors. Prior to October 1, 2004, we recognized forfeitures as they occurred. Upon occurrence, we reversed the previously recognized expense associated with such grant. Effective October 1, 2004, we changed to an expense recognition method that is based on an estimate of the number of shares that are ultimately expected to vest. We believe that this is a preferable method as it provides less volatility in expense recognition. Additionally, while both methods of accounting for forfeitures are acceptable under current guidance, the implementation of FAS 123R (effective during the first quarter of fiscal 2006) will no longer permit us to recognize forfeitures as they occur. This change resulted in an increase to net income of $99,848, net of income taxes of $53,764, during the first quarter of fiscal 2005.

Net Income (Loss)

	Net Income (Loss)
	2005	2004	Change	Percent

Three Months Ended June 30,	$(149,784)	$2,639,420	$(2,789,204)	(106)%
Nine Months Ended June 30,	$197,568	$9,272,704	$(9,075,136)	(98)%

We reported a net loss for the third quarter of fiscal 2005, as compared to a net profit for the corresponding period of fiscal 2004. The substantial decrease in net income for the three and nine months ended June 30, 3005 is due primarily to decreased revenues. As a percentage of revenues, net income was (2.3)% for the third quarter of fiscal 2005 as compared to 15.6% for the third quarter of fiscal 2004. As a significant portion of our expenses are fixed, our profitability margins are negatively impacted by declines in revenue. The reported loss also includes one-time charges of $282,000 related to the M&M agreement and the $328,000 charge for the judgment related to the aforementioned legal matter.

Liquidity and Capital Resources

Net cash provided by operating activities increased $3,889,807, or 135.5%, to $6,759,809 for the nine months ended June 30, 2005, compared to $2,870,002 for the nine months ended June 30, 2004. The increase in cash generated from operations is primarily due to a) the conversion of many of our customers from LEC billing to alternate billing channels that have a shorter collection time and b) lower marketing expenditures during the first nine months of 2005 as we worked to resolve the previously discussed billing issues.

Our primary source of cash inflows is net remittances from our billing channels, including LEC billings and ACH billings. For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process. The billing service aggregators generally do not remit funds until they are collected. Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates. Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense. These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time. We classify these holdback reserves as current or long-term receivables on our balance sheet, depending on when they are scheduled to be remitted to us. For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission. Additionally, approximately 69% of our accounts receivable are due from a single aggregator.

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

Net cash used for investing activities totaled $391,138 for the first nine months of fiscal 2005 and consisted of expenditures for intangible assets and minor purchases of equipment. During the first nine months of fiscal 2004, cash used for investing activities was $2,202,736 of which the primary component was advances to affiliates of $2,725,000.

Net cash used for financing activities was $940,910 for the first nine months of fiscal 2005 and consisted primarily of payments of common stock dividends of $940,355. Cash used for financing activities for the nine months ended June 30, 2004 were $499,983 and consisted solely of payments of common stock dividends.

We had working capital of $15,148,754 as of June 30, 2005, compared to $12,484,833 as of September 30, 2004. Our cash position increased during the past nine months to over $9,000,000 at June 30, 2005 from approximately $3,500,000 at the end of fiscal 2004. Despite our near breakeven performance during the first nine months of fiscal 2005, our operating expenses consist of a substantial amount of non-cash expenses, such as amortization of customer acquisition costs and deferred stock compensation, which allows us to continue to grow our cash and working capital.

We do not expect the foregoing trend of significantly increasing our cash position to continue at the current rate. Our future cash flows may be impacted by a number of factors, including the following:

•	The payment of approximately $1,000,000 for termination of various consulting agreements

•	Potential repurchases of up to $3 million our common stock from time to time on the open market or in privately negotiated transactions as authorized by our Board of Directors

•	Increased marketing expenditures

We maintain a $1,000,000 credit facility with Merrill Lynch Business Financial Services Inc., The applicable interest rate on borrowings, if any, will be a variable rate of the one-month LIBOR rate (as published in the Wall Street Journal), plus 3%. The facility requires an annual line fee of 1% of the committed amount. Outstanding advances are secured by all of our existing and acquired tangible and intangible assets located in the United States. There was no balance outstanding at June 30, 2005. The line has been renewed for an additional one-year period, extending the maturity date to April 30, 2006.

The credit facility requires us to maintain a “Leverage Ratio” (total liabilities to tangible net worth) that does not exceed 1.5-to-1 and a “Fixed Charge Ratio” (earnings before interest, taxes, depreciation, amortization and other non-cash charges minus any internally financed capital expenditures divided by the sum of debt service, rent under capital leases, income taxes and dividends) that is not less that 1.5-to-1 as determined quarterly on a 12-month trailing basis. The credit facility includes additional covenants governing permitted indebtedness, liens, and protection of collateral. As of June 30, 2005, we were in compliance with the covenants and are able to fully draw on the credit facility.

Until April 1, 2005, we were contractually obligated to pay a $0.01 per share dividend each quarter, subject to compliance with applicable laws, to all common stockholders, including those who hold unvested restricted stock. The quarterly dividend associated with the third fiscal quarter of 2005 was declared and paid in July 2005 and, therefore, was not accounted for in the three months ended June 30, 2005.

In connection with the Transfer and Repayment Agreement described in the Executive Overview section of this MD&A, we are no longer required to pay quarterly dividends. Future dividend payments will be evaluated by the Board of Directors based upon earnings, capital requirements and financial position, general economic conditions, alternative uses of capital and other pertinent factors.

During the third quarter of fiscal 2005, our Board of Directors authorized the repurchase of up to $3 million of our common stock from time to time on the open market or in privately negotiated transactions. To date, we have not made any repurchases of our stock under the program.

The following table summarizes our contractual obligations at June 30, 2005 and the effect such obligation are expected to have on our future liquidity and cash flows:

	Payments Due by Period
	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Contractual obligations
Lease commitments	$444,000	$74,000	$336,000	$29,000	$5,000	$-	$-
Termination agreements	1,000,000	1,000,000	-	-	-	-	-
	$1,444,000	$1,074,000	$336,000	$29,000	$5,000	$-	$-

Although our revenues have recently declined and we have only been slightly profitable for the first nine months of fiscal 2005, we believe that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

*  *  *

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2005, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the first nine months of fiscal 2005 or in any of 2004) or commodity price risk.

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

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2005	1,889,566(1)	0.85	0	N/A
May 2005	0	N/A	0	N/A
June 2005	0	N/A	0	N/A
Total	1,889,566	0.85	0	$3,000,000(2)

(1) On April 1, 2005, YP Corp. and Morris & Miller, Ltd. and Matthew and Markson, Ltd. (together, the “Shareholders”) entered into a Transfer and Repayment Agreement (the “Agreement”). Under the Agreement, the Shareholders satisfied all of their outstanding debt obligations to the Company in part by agreeing to surrender and deliver to the Company 1,889,566 shares of the Company’s common stock previously owned by the Shareholders. The fair value of the shares were determined based on the market value at the date of the transaction.

(2) On May 18, 2005, we announced the adoption of a $3 million stock repurchase program. To date, we have not made any repurchases of our stock under the program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our 2005 Annual Meeting of Stockholders on April 6, 2005. The following nominees were elected to the Company’s Board of Directors to serve for the terms indicated or until the earlier of their resignation or election and qualification of their successors:

Nominee	Class	Term Ending	Votes in Favor	Votes Withheld
John T. Kurtzweil	III	2008	46,519,183	380,031
Paul Gottlieb	III	2008	46,518,443	380,771

In addition to the foregoing directors, the following individuals continued to serve as directors. The following individuals are not due for reelection until the date specified:

Name	Class	Current Term
Peter Bergmann	I	2006
DeVal Johnson	II	2007
Daniel L. Coury, Sr.	II	2007

Additionally, the Company’s stockholders voted upon a proposal to ratify the appointment of Epstein, Weber & Conover, P.L.C., as our independent auditors for the fiscal year ending September 30, 2005.

Votes in Favor	Opposed	Abstained	Broker Non-Vote
46,401,908	491,406	-	-

ITEM 6.	EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

10.1	Transfer and Repayment Agreement, dated April 1, 2005, by and among YP Corp., Morris & Miller, Ltd. and Matthew and Markson, Ltd.

10.2	YP Corp. Line of Credit Renewal Letter from Merrill Lynch Business Financial Services Inc., dated May 19, 2005

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YP.CORP.

Dated: August 15, 2005	/s/ W. Chris Broquist
W. Chris Broquist
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Transfer and Repayment Agreement, dated April 1, 2005, by and among YP Corp., Morris & Miller, Ltd. and Matthew and Markson, Ltd.

10.2	YP Corp. Line of Credit Renewal Letter from Merrill Lynch Business Financial Services Inc., dated May 19, 2005

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002