Form 10KSB/A
period 1999-09-30
YP CORP
filed 2005-12-01
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1999

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant’s revenues for its most recent fiscal year were $8,572,185.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on August 14, 2000 was approximately $12,189,406.

The number of shares outstanding of the registrant’s classes of common stock, as of August 14, 2000 was 40,900,798.

Documents incorporated by reference: [NONE]

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A (this “Amendment”) amends the Annual Report on Form 10-KSB for the year ended September 30, 1999, as originally filed by YP Corp. on September 19, 2000 (the “Original Filing”), solely for the purpose of revising Part II, Items 6 and 7, to amend and restate the disclosure with respect to our accounting for shares issued to, and subsequently recovered from, certain non-performing consultants during 1999 and 2000. The historical financial statements generated by predecessor management reflected an expense upon issuance of the shares and a reversal of this expense when it was deemed (through a settlement agreement or judgment) that these shares would be returned. However, after further analysis and consultation with the Securities and Exchange Commission, it was determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. The net decrease to cumulative after-tax income of approximately $510,000 relates to shares issued in 1999 that were expected to be returned but, for various reasons, cannot be obtained. Such amounts will continue to be reflected as expense in the year granted and our revised statements will no longer reflect the reversal of this expense.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment a currently dated consent of our independent public accountants and certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and, except a specifically stated herein, we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-KSB/A is not a representation that any statements contained in items of the Original Filing other than that information being amended are true or complete as of any date subsequent to the date of the Original Filing. The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Filing or the amendments made thereto, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Management Changes. In March, 1999, Tennessee Webb resigned as the Chairman of the Board and in April, 1999, Eugene Starr resigned as a director of YP.Net. In September of 1999, the resignations of Kevin Jones (Chief Executive Officer, Chairman of the Board, Chief Financial Officer, Treasurer and President), James Jones (Chief Technology Officer, President of RIGL Technologies, Inc.), Peter DeKray (Secretary and Chief Operating Officer), and Michael McKay (President of Renaissance Center Ltd.) were accepted to be effective October 1999. In February 2000, William O’Neal resigned as a director, General Counsel and Interim President effective March 1, 2000.

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

Acquisition of Telco Billing, Inc. On June 16, 1999, we exchanged 17,000,000 shares of common stock for all of the outstanding common stock of Telco. We also licensed the right to use the URL Yellow-Page.Net for a 20-year period for $5,000,000. Our prior operations had not produced any meaningful results and it was doubtful if any material results would materialize from these operations. For financial accounting purposes, the acquisition was accounted for as a reverse merger and was treated as a recapitalization with Telco as the acquirer. The accompanying financial statements present the historical cost bases of assets and liabilities and results of operations of Telco. Subsequent to the merger, YP.Net ceased the previous operations and abandoned the assets related to those operations. The assets which were not abandoned are recorded at their historical cost. The recapitalization of Telco reflects the book value of the net assets of RIGL as of the date of the acquisition, June 16, 1999, of $1,722,563.

Discontinued Operations. From September to December 1999, YP.Net closed down and ceased all operations conducted by its five subsidiaries engaged in multi-media software and medical billing and practice management operations. These included:

Renaissance Center, Ltd. This subsidiary was engaged in the design and implementation of asset management software for the multimedia and entertainment industry. The primary technology utilized by Renaissance Center, Ltd. was the Asset Management and Information Retrieval Environment (AMIRE). Management determined that the capital resources of YP.Net would no longer support the viability of the AMIRE system.

RIGL Technologies, Inc. RIGL Technologies, Inc. was responsible for the design and implementation of AMIRE. This research and development stage subsidiary was divested because management had misgivings regarding the heavy research and development expenditures incurred, and consequently, would no longer support any further capital funding for these concepts.

RIGL Medical Systems, Inc. RIGL Medical Systems, Inc. was to be responsible for creating the interface between the Medical AMIRE development team and the ultimate end users. This development stage subsidiary was divested because AMIRE and Medical AMIRE systems were deemed to be unprofitable resulting in this subsidiary no longer having business purpose and management would no longer support any further capital funding from YP.Net.

Medical Resource Systems, Inc. Medical Resource Systems, Inc., a subsidiary of RIGL Medical Systems, Inc. provided billing and collection services to physician groups, primarily in the Phoenix, Arizona metropolitan area. The subsidiary was acquired as a beta test site for the Medical AMIRE system. This development stage subsidiary was divested because Medical AMIRE system was deemed to be unprofitable.

Mountain Office Management Systems, Inc. Mountain Office Management Systems, Inc., a subsidiary of RIGL Medical Systems, Inc., was expected to provide administrative support to physician practices. This development stage subsidiary was divested because the Medical AMIRE systems were deemed to be unprofitable and this line of business was abandoned.

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

During the fiscal year ended September 30, 1999, significant shares of stock were issued to prior officers and consultants for services. The value of those shares was determined based on the trading value of the shares at the dates on which the agreements were made for the services. The value recorded for that consideration is equal to 90% of the trading value of the shares as a discount for the regulatory restrictions on trading of those shares. During the year ended September 30, 1999, YP.Net issued 769,500 shares to consultants valued at $1,044,089. These amounts exclude 925,000 shares valued at $1,101,089 that were issued to non-performing consultants for which such shares are expected to be retrieved. The Company has reflected the value of these shares as temporary equity outside of permanent stockholders’ equity, together with a corresponding receivable in the balance sheet included elsewhere in this Annual Report.

The cost of the Yellow-Page.Net URL was capitalized at its cost of $5,000,000. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $149,166 for the year ended September 30, 1999. Annual amortization expense in future years related to the URL is anticipated to be approximately $250,000.

Fiscal Year End September 30, 1999 Compared to Fiscal Year End September 30, 1998.

Revenues for the year ended September 30, 1999 increased 1,019% to $8,572,185 from $841,045 during the year ended September 30, 1998. The increase in revenue is principally the result of the acquisition of Telco’s operations. Prior to the acquisition, no material operations had been commenced.

Sales and marketing expenses for the year ended September 30, 1999 increased to $2,613,338. No sales and marketing expenses had been incurred during the year ended September 30, 1998. The increase was principally the result of expended marketing due to the operations of Telco. The marketing expenses are attributed to our direct response marketing, which is our primary source of attracting new customers.

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

At September 30, 1999, YP.Net had unused available federal net operating losses of $6,703,346 which expire from 2011 through 2014. YP.Net also has available net operating loss carry forward of $1,643,711 and has unavailable net operating loss carry forward of $5,059,634. YP.Net may only utilize the unavailable net operating loss of $5,059,634 upon generating taxable income at the parent company level.

At September 30, 1999, YP.Net had unused state net operating losses of $4,649,284 expiring 2003. YP.Net had available net operating loss carry forward of $1,643,711 and an unavailable net operating loss carry forward of $3,005,572. YP.Net may only utilize the unavailable net operating loss of $3,005,572 upon generating taxable income at the parent company level.

Net losses for the year ended September 30, 1999 were $3,262,598, or $.15 per share, compared to losses of $1,941,202, or $.17 per share the year ended September 30, 1998.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board
of Directors of YP Corp.:

We have audited the accompanying consolidated balance sheet of YP Corp. and subsidiaries as of September 30, 1999 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of YP Corp. and subsidiaries as of September 30, 1999, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, the Company restated its financial statements for the year ended September 30, 1999.

/s/   Epstein, Weber & Conover, PLC
Scottsdale, Arizona
June 12, 2000
(except for the restatement of financial statements
described in Note 1, for which the date is November 18, 2005)

YP.NET,INC.

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1999

ASSETS:
CURRENT ASSETS
Cash	$255,323
Accounts receivable, net of allowance of $206,012	951,177
Customer acquisition costs, net of accumulated amortization of $1,395,675	633,900
Other receivable	77,182
Prepaid expenses and other assets	14,650
Deferred income taxes	91,172
Total current assets	2,023,404
PROPERTY AND EQUIPMENT, net	435,898
DEPOSITS	13,287
INTELLECTUAL PROPERTY- URL, net of accumulated amortization of $159,166	4,850,834
DEFERRED FINANCING COSTS	123,750
RECEIVABLE - COMMON STOCK TO BE RETURNED	1,101,089
TOTAL ASSETS	$8,548,262
LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$55,000
Accrued liabilities	447,360
Line of credit	788,306
Notes payable - current portion	4,020,559
Deferred revenue	324,760
Income taxes payable	260,427
Total current liabilities	5,896,412
DEFERRED INCOME TAXES	70,865
NOTES PAYABLE - long-term portion	7,241
Total liabilities	5,974,518
COMMITMENTS AND CONTINGENCIES	-

TEMPORARY EQUITY - Common stock to be returned, 925,000 shares issued and outstanding	1,101,089

STOCKHOLDERS’ EQUITY:
Series B preferred stock, $.001par value, 2,500,000 shares designated, 1,700,000 issued	1,700
Common stock, $.001 par value, 50,000,000 shares authorized, 38,231,853 issued and outstanding	38,232
Paid in capital	3,792,374
Treasury stock at cost	(69,822)
Accumulated deficit	(2,289,829)
Total stockholders’ equity	1,472,655
TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ EQUITY	$8,548,262

The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 1999

NET REVENUES	$8,572,185
OPERATING EXPENSES:
Cost of services	4,760,026
General and administrative expenses	1,731,209
Sales and marketing expenses	2,613,338
Depreciation and amortization	192,469
Total operating expenses	9,297,042
OPERATING LOSS	(724,857)
OTHER (INCOME) AND EXPENSES
Interest expense	410,319
Interest income	(5,401)
Total other expense	404,918
LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES	(1,129,755)
INCOME TAX PROVISION	240,119
LOSS FROM CONTINUING OPERATIONS	(1,369,894)
LOSS FROM DISCONTINUED OPERATIONS
Loss from operations of medical billing services segment (no effect for income taxes)	(221,194)
Loss from abandonment of medical billing services segment (no effect for income taxes)	(1,671,510)
Total	(1,892,704)
NET LOSS	$(3,262,598)
NET LOSS PER SHARE:
Basic:
Continuing operations	$(0.06)
Discontinued operations	(0.09)
Total Basic	$(0.15)
Diluted:
Continuing operations	$(0.06)
Discontinued operations	(0.09)
Total Diluted	$(0.15)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,223,757
Diluted	22,223,757

The accompanying notes are an integral part of these consolidated financial statements. Per share amounts may not total due to rounding of individual components.

YP.NET, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE
FOR THE YEAR ENDED SEPTEMBER 30, 1999

	COMMON STOCK		PREFERRED A		TREASURY	PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	STOCK	CAPITAL	DEFICIT	TOTAL
BALANCE OCTOBER 1, 1998	17,000,000	$17,000	-	$-	$-	$-	$972,769	$989,769

Reverse merger	14,714,603	14,715			(69,822)	1,777,670		1,722,563

Common stock issued for service rendered (1)	769,500	770				1,043,319		1,044,089

Common stock issued for cash	847,750	848				627,985		628,833

Common stock issued as collateral for on note payable	2,000,000	2,000				(2,000)		0

Common stock placed in escrow as collateral on debt	2,500,000	2,500				(2,500)		0

Employee preferred stock grants			1,700	1,700		(1,700)		0

Conversion of debt	400,000	400				349,600		350,000

Net loss							(3,262,598)	(3,262,598)

BALANCE SEPTEMBER 30, 1999	38,231,853	$38,232	1,700	$1,700	$(69,822)	$3,792,374	$(2,289,829)	$1,472,655

The accompanying notes are an integral part of these consolidated financial statements

1 Excludes 925,000 shares issued to nonperforming consultants for which shares are expected to be returned.

YP.NET, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
YEAR ENDED SEPTEMBER 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(3,262,598)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	221,194
Loss on abandonment of net assets of discontinued operations	1,671,510
Depreciation and amortization	30,338
Issuance of common stock as compensation for services	1,045,783
Loss on disposal of equipment	89,319
Deferred income taxes	(20,478)
Conversion of accrued interest to common stock	100,000
Amortization of intellectual property	149,166
Changes in assets and liabilities (net of business acquisitions and divestures):
Trade and other accounts receivable	(124,826)
Customer acquisition costs	(264,981)
Other receivables	(32,671)
Prepaid and other current assets	(9,616)
Other assets	49,525
Accounts payable	(71,348)
Accrued liabilities	202,289
Income taxes payable	260,427
Deferred revenue	324,760
Cash provided by continuing operations	357,793
Cash used by discontinued operations	(1,049,574)
Net cash (used in) operating activities	(691,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(230,662)
Purchase of intellectual property	(3,000,000)
Cash acquired in business acquisition	3,124,150
Net cash (used in) investing activities	(106,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	788,306
Principal repayments on notes payable	(394,623)
Proceeds from sale of common stock	629,681
Net cash provided by financing activities	1,023,364

INCREASE IN CASH	225,071

CASH, BEGINNING OF YEAR	30,252

CASH, END OF YEAR	$255,323

The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE YEAR ENDED SEPTEMBER 30, 1999

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$64,677
Income taxes paid	$-0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to common stock	$250,000
Note payable issued for purchase of intellectual property	$2,000,000
Common stock issued for business acquisition	$1,722,563

The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED SEPTEMBER 30, 1999

1.	ORGANIZATION AND BASIS OF PRESENTATION

YP.Net, Inc. (the "Company"), formally RIGL Corporation, had previously attempted to develop software solutions for medical practice billing and administration. The Company had made acquisitions of companies performing medical practice billing services as test sites for its software and as business opportunities. The Company was not successful in implementing its medical practice billing and administration software products and looked to other business opportunities. The Company acquired Telco Billing Inc. ("Telco") in June 1999, through the issuance of 17,000,000 shares of the Company’s common stock. Prior to its acquisition of Telco, RIGL had not generated significant or sufficient revenue from planned operations. Telco was formed in April 1998, to provide advertising and directory listings for businesses on its Internet Web site in a "Yellow Page" format. Telco provides those services to its subscribers for a monthly fee. These services are provided primarily to all business throughout the United States. Telco became a wholly owned subsidiary of YP.Net, Inc. after the June 16, 1999 acquisition.

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and includes the accounts and results of operations of the Company and Telco, its wholly owned subsidiary, for the year ended September 30, 1999. The consolidated results of operations and cash flows for the year ended September 30, 1999 include that of Telco for the year ended September 30, 1999, and the Company from the June 16, 1999 acquisition date through September 30, 1999. At the time that the transaction was agreed to, the Company had 12,567,770 common shares issued and outstanding. As a result of the merger transaction with Telco, there was 29,567,770 common shares outstanding, and the former Telco stockholders held approximately 57% of the Company’s voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Telco, under the purchase method of accounting, and was treated as a recapitalization with Telco as the acquirer. Accordingly, the historical financial statements have been restated after giving effect to the June 16, 1999, acquisition of the Company. The financial statements have been prepared to give retroactive effect to October 1, 1998, of the reverse acquisition completed on June 16, 1999, and represent the operations of Telco. Consistent with reverse acquisition accounting: (i) all of Telco’s assets, liabilities, and accumulated deficit, are reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) are reflected at their net asset value as if issued on June 16, 1999.

Restatement of Financial Statements

Subsequent to the issuance of the Company’s financial statements as of September 30, 1999, and the year then ended, the Company determined that the accounting for its common stock issued to, and subsequently recovered from, certain non-performing consultants during 1999 should not have been expensed when originally issued as had been previously reported. The subsequent recovery of these shares was recorded as an item in other income at the same value at which they were originally issued. It has been determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. The change in accounting has the effect in the year ended September 30, 1999 of a net decrease to the net loss of approximately $1,101,000 from $4,364,000 to $3,263,000 and a decrease in the net loss per share from $0.20 to $0.15. The change in accounting had no effect on cash flows or on the net equity at September 30, 1999.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash: Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At September 30, 1999, cash deposits exceeded those insured limits by $89,000.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Telco Billing Company. All significant intercompany accounts and transactions are eliminated.

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

Property and equipment: These assets are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the year ended September 30, 1999 was $30,338.

Revenue recognition: The Company’s revenue is generated by customer subscription of directory and advertising services. Revenue is billed and recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers ("LECs") that provide local telephone service. Monthly subscription fees are generally included on the telephone bills of the customers. The Company recognizes revenue based on net billings accepted by the LEC’s.

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

Financial Instruments: Financial instruments consist primarily of cash, accounts receivable, and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Temporary Equity: During fiscal 1999, the Company issued 925,000 shares to consultants whereupon it was subsequently determined that the consultants did not perform under the terms of the related agreements. The Company has pursued legal action against the consultants and expect the shares to be retrieved. The value of such shares, totaling $1,101,089, was not recorded as expense but rather is reflected as temporary equity, together with a related receivable, in the accompanying consolidated balance sheet until such times that the shares are retrieved.

Impairment Loss: Impairment of long-lived assets is assessed by the Company for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

3.	ACCOUNTS RECEIVABLE

The Company provides billing information to third party billing companies for the majority of its monthly billings. Billings submitted are "filtered" by these billing companies and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable. The billing companies remit payments to the Company on the basis of cash ultimately received from the LEC’s by those billing companies. The billing companies and LEC’s charge fees for their services which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks for the remittances for potentially uncollectible accounts. The Company estimates uncollectible account balances and provides an allowance for such estimates.

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

In connection with the Company’s acquisition of Telco, the Company was required to provide accelerated payment of license fees for the use of the Internet domain name or Universal Resource Locator (URL) Yellow-Page.Net. Telco had previously entered into a 20-year license agreement for the use of the URL with one of its two 50% stockholders. The original license agreement required annual payments of $400,000. However, the agreement stated that upon a change in control of Telco, a $5,000,000 accelerated payment is required to maintain the rights under the licensing agreement. The URL holder agreed to discount the accelerated payments from $8,000,000 to $5,000,000 at the time of the acquisition. The Company agreed to make that payment upon effecting the acquisition of Telco.

The Company made a $3,000,000 cash payment and issued a note payable for $2,000,000 to acquire the licensing rights of the URL. The Company also issued 2,000,000 shares of its common stock to be held as collateral on the note. The note payable was originally due on July 15, 1999. The Company failed to make the $2,000,000 payment when due. The repayment terms were renegotiated to extend the due date to January 15, 2000. An extension fee of $200,000 was paid by the Company at that time. The Company again renegotiated the repayment terms on April 26, 2000, to a demand note, with monthly installments of $100,000 subject to all operating requirements, which have been met by the Company. The URL is recorded at its cost net of accumulated amortization. Management believes that the Company’s business is dependent on its ability to utilize this URL given the recognition of the yellow page term. Management believes that the current revenue and cash flow generated through use of Yellow-Page.Net substantiates the net book value of the asset. The Company will periodically analyze the net book value of this asset and determine if an impairment has been incurred. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $149,166 for the year ended September 30, 1999.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1999:
Leasehold improvements	$287,507
Furnishings and fixtures	105,333
Office and computer equipment	159,891
Total	552,731
Less accumulated depreciation	(116,833)
Property and equipment, net	$435,898

6.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable at September 30, 1999 are comprised of the following: 3,000,000 Revolving line of credit, interest at the prime rate plus 3% (11.25% at September 30, 1999). The facility is limited to 80% of eligible accounts receivable. Assets of the Company collateralize the credit facility. The credit facility expires on August 31, 2003. The institution may withdraw the line with a notification within 90 days	$788,306

Term loan from bank. Original balance of $40,525. Repayment terms require monthly installments of principal and interest of $1,844. Interest at 8.5% per annum. Due January 1, 2001. Collateralized by equipment	27,800

Note payable to stockholders, original balance of 2,000,000, interest at 8% per annum. Interest payments due monthly through due date of November 11, 1999 Collateralized by 2,000,000 shares of the Company’s common stock. Subsequent to September 30, 1999, the repayment terms were subsequently renegotiated extending the due date to January 11, 2001 with monthly payments of $100,000 plus interest	2,000,000

Note payable to former Telco shareholder for balance of URL purchase price (Note 4). Repayment terms have been extended requiring monthly installments of principal and interest at 20% per annum of $100,000 and due upon demand. Collateralized by 2,000,000 shares of the Company’s common stock	2,000,000
Totals	4,816,106
Less current portion	(4,808,865)
Long-term portion	$7,241
Principal payments due as follows:

Years ended September 30: 2000	$4,808,865
2001	7,241
Total	$4,816,106

7.	BUSINESS COMBINATION

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

Capitalized software costs	$673,000
Goodwill	152,000
Security deposits	62,000
Receivables	436,000
Other	323,000
Total	$1,646,000

9.	PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss period. The Company has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

At September 30, 1999 the Company has unused federal net operating losses of $6,703,346 available under Internal Revenue Code 382 - change in control rules expiring from 2011 through 2014. The Company has available net operating loss carry forward under the separate return limitation year of $1,643,711 and has unavailable net operating loss carry forward of $5,059,634. The Company may utilize the unavailable net operating loss of $5,059,634 upon generating taxable income in that operating entity.

At September 30, 1999 the Company has unused state net operating losses of $4,649,284 available under the change in control rules expiring 2003. The Company has available net operating loss carry forward under the separate return limitation year of $1,643,711 and has unavailable net operating loss carry forward of $3,005,572. The Company may utilize the unavailable net operating loss of $3,005,572 upon generating taxable income in that operating entity.

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

Income taxes for year ended September 30, 1999 is summarized as follows:
Current (Benefit)	$(1,246,486)
Deferred Benefit (Provision)	1,486,177

Net income tax provision	$240,119

The net income tax provision of $240,119 incurred for the year ended September 30, 1999, was allocated to continuing operations. This provision amount relates primarily to taxable income of Telco prior to the acquisition. The loss from discontinued operations generated additional net operating loss carryforwards which were fully offset by a valuation allowance resulting in no tax effect.

A reconciliation for the differences between the effective and statutory income tax rates is as follows:

Federal statutory rates	$(1,027,643)	(34)%
State income taxes	(241,798)	(8)%
Provision due to income generated prior to merger	260,597	6%
Valuation allowance for operating loss carryforwards	1,232,077	42%
Other	16,886	-
Effective rate	$240,119	6%

Deferred tax assets totaling approximately $2,099,000 are substantially offset by a valuation allowance of approximately $2,079,000 resulting in a net deferred income tax asset of $20,307. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $2,079,000 of the deferred tax asset. The balance of the deferred tax asset relates to differences in book and tax accounting relative to the previous allowances on accounts receivable and compensation. The valuation allowance increased $1,232,077 in the year ended September 30, 1999, due to uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards because of the change in control matters discussed above.

10.	LEASES

The Company leases its office space under long-term operating leases expiring through 2003. Rent expense under these leases was $87,250 for the year ended September 30, 1999. The Company consolidated office space from a variety of locations to a single facility. The Company has subleased the former Telco office space.

Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended September 30, 1999: Sublease

	Rents	Rentals

2000	$351,095	$202,571
2001	407,676	280,212
2002	392,862	265,398
2003	95,598	-

	$1,247,231	$748,181

11.	STOCKHOLDERS’ EQUITY

Telco Acquisition

The Company issued 17,000,000 shares of its Common Stock in connection with the Telco acquisition. The transaction was valued at the book value of the net assets of RIGL as of the date of the transaction.

Actions of the Board

Significant blocks of stock have been issued to prior officers and consultants for services rendered. It is not possible to determine the effect, if any, of bringing current the required Exchange Act of 1934 (the "1934 Act") filings and the financial statements and disclosures contained therein, may have on the actions of current or former shareholders of the Company affected by these transactions. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. The expense for that consideration is 90% of the trading value of the shares to factor in a discount for the regulatory restrictions on trading of those shares. During the year ended September 30, 1999, the Company issued 769,500 shares to officers and consultants valued at $1,044,089. These amounts exclude 925,000 shares valued at $1,101,089 that were issued to non-performing consultants for which such shares are expected to be retrieved. The Company has reflected the value of these shares as temporary equity outside of permanent stockholders’ equity, together with a corresponding receivable in the accompanying consolidated balance sheet.

Other

During the year ended September 30, 1999, the Company issued 4,500,000 shares of its common stock as collateral on two notes payable. The shares are held in escrow pending repayments of the obligations. Both notes have been restructured, extending the due dates. The shares are non-voting as long as they are held in escrow. These shares are not included in the weighted average shares outstanding for purposes of calculating the Company’s basic net loss per common share for the year ended September 30, 1999.

During the year ended September 30, 1999, the Company issued 400,000 shares of its common stock as conversion of the remaining balance of a note payable. The unpaid principal balance of the note converted was $250,000 and accrued interest of $100,000 was also converted.

The Company granted 1,700,000 shares of Series B preferred stock to certain employees during the year ended September 30, 1999. The Series B preferred stock has no stated dividend. The preferred shares are convertible to common stock at the option of the holder. The shares are convertible at varying rates depending upon the trading price of the common stock at the time of conversion. The initial conversion rate is one share of common for each share of preferred. Conversion may not occur until certain "trigger events" occur and all rights with respect to the preferred shares terminate on November 30, 2004. "Trigger events" are defined as trading prices of the Company’s common stock reaching or exceeding $5 through $10 per share and net income reaching or exceeding $5,000,000. No value was assigned to the preferred shares in the accompanying balance sheet nor was any compensation expense recognized for the year ended September 30, 1999, because the preferred shares were not exercisable at the time of issuances because of the failure of the Company to meet the "trigger events". Subsequently, new management has cancelled the Series B preferred stock and rescinded those issuances

Effects of Delinquent Filings on Market Activity

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

New management has renegotiated the "Puts," by which the "Puts" were retired and the Company provided a credit facility of up to $5,000,000 to the former Telco shareholders, collateralized by the stock held by the shareholders, with interest at least 0.25 points higher than the Company’s average cost of borrowing. Additional covenants warrant that no more that $1,000,000 can be advanced at any point in time and no advances can be made in excess with out allowing at least 30 days operating capital plus reserve or if the company is in an uncured default with any of its lenders.

Billing Service Agreements

The Company has entered into a customer billing service agreement with Integretel, Inc. (IGT) on January 6, 1998, which was amended on April 2, 1998 and again on September 1, 1999. IGT provides billing and collection and related services associated to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. Under the agreement, IGT bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and IGT fees. If either the Company’s transaction volume decreases by 25% from preceding month, less than 75% of the traffic is billable to major telephone companies, IGT may at its own discretion increase the reserves and holdbacks under this agreement.

The Company has also entered into a customer billing service agreement with Enhanced Services Billing, Inc. (ESBI) on February 1, 1999, which was renewed on December 3, 1999. ESBI provides billing and collection and related services associated to the telecommunications industry. The agreement term is for two years, automatically renewable in one-year increments unless appropriate notice to terminate is given by either party. Under the agreement, ESBI bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and ESBI fees. If either the Company’s transaction volume decreases by 25% from the preceding month, less than 75% of the traffic is billable to major telephone companies, ESBI may at its own discretion increase the reserves and holdbacks under this agreement.

The Company has also entered into a customer billing service agreement with Olympic Telecommunications, Inc. (OLY) on June 2, 1998, and as a customer Olympic provides billing and collection and related services associated to the telecommunications industry. The agreement term is for one year, automatically renewable in one-year increments unless appropriate notice to terminate is given by either party. Under the agreement, OLY bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and OLY fees. If either the Company’s transaction volume decreases by 25% from the preceding month, less than 75% of the traffic is billable to major telephone companies, OLY may at its own discretion increase the reserves and holdbacks under this agreement. Both parties mutually terminated the agreement before September 30, 1999.

Pending Litigation:

A Women’s Place

The Company in the course of pursing the promotion of medical practices entered into an agreement to provide practice management services to the Flagstaff Arizona and Cottonwood Arizona offices of A Women’s Place. The Company advanced operating expenses of A Women’s’ Place during the negotiations. No agreement was reached and A Women’s’ Place refused to return the interim funding. The Company is presently pursuing litigation for return of the advances in the amount of $236,000. A Woman’s Place has counter-claimed for unspecified damages for alleged breach of contract.

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

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from the net income to determine the amount available to common shareholders. Preferred stock convertible to 1,700,000 common shares were not considered in the calculation for diluted earnings per share for the year ended September 30, 1999 because the effect of their inclusion would be antidilutive. There were no preferred stock dividends in the year ended September 30, 1999. The following presents the computation of basic and diluted loss per share (per share amounts may not total due to rounding of individual components):

	(Loss)	Shares	Per share
BASIC & DILUTED LOSS PER SHARE:
Net (Loss)	$(3,262,598)	22,223,757	($0.15)
Discontinued operations	1,892,704	22,223,757	(0.09)
Loss from continuing operations	(1,369,894)	22,223,757	$(0.06)

14.	RELATED PARTY TRANSACTIONS

During the year ended September 30, 1999, the Company borrowed $500,000 from one of its shareholders, who later became a member of the board of directors effective February 3, 2000. The Company repaid $250,000 of the balance in cash and the board member converted the remaining $250,000 plus $100,000 in accrued interest to 400,000 shares of the Company’s common stock. (Also see Note 4).

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

The Company issues stock options to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant date for awards in 1999, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	1999
Net Loss - as reported	$	(3,262,598)
Net Loss - pro forma	$	(4,291,586)
Loss per share - as reported		$(0.15)
Loss per share - pro forma		$(0.19)

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

Under the Employee Incentive Stock Option Plan approved by the stockholders in 1998, the total number of shares of common stock that may be granted is 1,500,000. The plan provides that shares granted come from the Corporation’s authorized but unissued common stock. The price of the options granted pursuant to this plan shall not be less than 100 percent of the fair market value of the shares on the date of grant. The options expire from five to ten years from date of grant. At September 30, 1999, the Company had granted an aggregate of 1,212,000 options under this plan.

In addition to the Employee Incentive Stock Option Plan, the Company will occasionally grant options to consultants and members of the board of directors under specific stock option agreements. There were no such options granted in the year ended September 30, 1999.

During the year ended September 30, 1999, the Company granted 1,212,000 options to certain key employees. These options all were immediately vested. These options were granted at exercise prices of $1.00 to $2.50 the fair market value of the underlying shares on the date of grant. The options expire five years from date of grant. The summary of activity for the Company’s stock options is presented below:

	1999	Weighted Average Exercise Price
Options outstanding at beginning of year	1,374,474	$2.27
Granted	1,212,000	$1.31
Exercised	(105,000)	$1.00
Terminated/Expired	(1,374,474)	$2.27
Options outstanding at end of year	1,107,000	$1.34
Options exercisable at end of year	1,107,000
Options available for grant at end of year	288,000
Price per share of options outstanding	$1.00-$2.50
Weighted average remaining contractual lives	4.3 years
Weighted Average fair value of options granted during the year	$0.85

The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

		Weighted Average Exercise Price
Warrants outstanding at beginning of year	3,416,920	$2.07
Granted	1,555,250	$2.00
Expired	(3,417,170)	$2.05
Exercised	(200,000)
Outstanding at September 30, 1999	1,355,000	$2.00

The 1,355,000 warrants outstanding at September 30, 1999, expire as follows:
June 3, 2000	20,000
June 7, 2000	200,000
July 23,2000	635,000
September 9, 2000	150,000
October 22, 2000	250,000
March 23, 2001	100,000

17.	EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) profit sharing plan for its employees. Employees are eligible to participate in the plan upon reaching age 21 and completion of three months of service. The Company made no contributions to the plan for the year ended September 30, 1999.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Subsequent to filing the interim financial statements included on Form 10-QSB for the periods ending December 31, 1998, March 31, 1999 and June 30, 1999, the Company has changed its accounting treatment of shares issued to non-performing consultants. The previously filed interim statements reflected an expense upon issuance of the shares and a reversal of this expense when it was deemed (through a settlement agreement or judgment) that these shares would be returned. However, after further analysis and consultation with the Securities and Exchange Commission, it was determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. Such treatment is described in Notes 2 and 11.

The following table sets forth the impact of this change on the following three month periods:

	Quarter Ended
	December 31, 1998	March 30, 1999	June 30, 1999	September 30, 1999

Quarterly Data Per 10-Q Filings:
Net revenues	$290,087	$344,515	$1,439,760	na
Gross profit	290,087	341,709	950,660	na
Income (loss) before discontinued operations	(616,641)	(653,697)	(238,953)	na
Net income	(616,641)	(653,697)	(738,953)	na

Earnings per share information:
Basic:
Income (loss) per share before discontinued operations	$(0.05)	$(0.05)	$(0.04)	na
Net loss per share	$(0.05)	$(0.05)	$(0.04)	na
Diluted:
Income (loss) per share before discontinued operations	$(0.05)	$(0.05)	$(0.03)	na
Net loss per share	$(0.05)	$(0.05)	$(0.03)	na

Revised Quarterly Data:
Net revenues	$290,087	$344,515	$1,439,760	$6,497,823
Gross profit	290,087	341,709	950,660	3,177,570
Income (loss) before discontinued operations	(506,641)	(653,697)	(238,953)	29,397
Net loss	(506,641)	(653,697)	(738,953)	(1,363,307)

Earnings per share information:
Basic:
Income (loss) per share before discontinued operations	$(0.04)	$(0.05)	$(0.04)	$0.00
Net loss per share	$(0.04)	$(0.05)	$(0.04)	$(0.04)
Diluted:
Income (loss) per share before discontinued operations	$(0.04)	$(0.05)	$(0.03)	$0.00
Net loss per share	$(0.04)	$(0.05)	$(0.03)	$(0.04)

PART III

ITEM 13.	EXHIBITS

The following exhibits are attached hereto.

Exhibit Number	Description

23	Consent of Epstein, Weber and Conover P.L.C

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 30, 2005	/s/ Peter J. Bergmann
Peter J. Bergmann, Chief Executive Officer