Form 10KSB/A
period 2000-09-30
YP CORP
filed 2005-12-01
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2000

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition period from ____________ to ____________

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

Registrant’s revenues for its most recent fiscal year were $15,836,422.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on December 31, 2000 was approximately $8,704,667.

The number of shares outstanding of the registrant’s classes of common stock, as of December 31, 2000 was 41,450,798.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed with the Commission in connection with registrant’s annual meeting to be held in May 1, 2001 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A (this “Amendment”), amends the Annual Report on Form 10-KSB for the year ended September 30, 2000, as originally filed by YP Corp. on January 16, 2001 (the “Original Filing”), and as amended by Amendment No. 1 on Form 10-KSB/A filed on August 16, 2001, solely for the purpose of revising Part II, Items 6 and 7, to amend and restate the disclosure with respect to our accounting for shares issued to, and subsequently recovered from, certain non-performing consultants during 1999 and 2000. The historical financial statements generated by predecessor management reflected an expense upon issuance of the shares and a reversal of this expense when it was deemed (through a settlement agreement or judgment) that these shares would be returned. However, after further analysis and consultation with the Securities and Exchange Commission, it was determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. The net decrease to cumulative after-tax income of approximately $510,000 relates to shares issued in 1999 that were expected to be returned but, for various reasons, cannot be obtained. Such amounts will continue to be reflected as expense in the year granted and our revised statements will no longer reflect the reversal of this expense.

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

OVERVIEW

We provide Internet-based yellow page listing services on our Yellow-Page.Net and yp.net Web sites. We acquired Telco Billing, Inc. in June 1999, and as a result of this acquisition changed our primary business focus to become an electronic yellow page listing service. Our Web sites serve as a search engine for yellow page listings in the United States and Canada. We charge our customers for a preferred listing of their businesses on searches conducted by consumers through our Web sites.

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

From March 1999 to February 2000, all former officers resigned or were removed. During this same period, all but one of the former directors resigned. On February 3, 2000 a new Board of Directors was constituted. The current Board members are Angelo Tullo, Walter Vogel, Daniel L. Coury, Sr., Wallace Olsen, Jr., DeVal Johnson, Gregory B. Crane and Harold A. Roberts. This change was initiated in part by changes in core business endeavors and strategies resulting from the acquisition of Telco and our focus on the Internet electronic yellow page advertising business and due to a lack of confidence in former management’s ability to successfully operate this business.

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

FISCAL 2000 OPERATIONS

We utilized direct mailings as our primary marketing program. At October 1, 1999, we had 103,133 customers subscribing to our services. Our subscribing customers increased to 114,409 at December 31, 1999, 129,457 at March 31, 2000, 143,292 at June 30, 2000 and 130,592 at September 30, 2000, a 21% increase for the fiscal year. We believe the increase in our customer base for these periods was primarily a result of our marketing efforts. The FTC filed a temporary restraining order on YP.Net and 12 days later the order was lifted and we began our negotiations with the FTC to settle the matter. The FTC did not ban us from sending any direct mail solicitations however, it was managements’ decision to not send any new direct mailers to new customers until the mail solicitation piece had been reviewed and approved by the FTC. We have been in negotiations on the design and contents of the mailer piece and we anticipate that a final order from the FTC is possible within the next 60 days. In Fiscal 2001 we intend to send out direct mail solicitations designed and approved by the FTC and will continue our marketing efforts and growth of our customer base. In March 2000, we implemented a customer contact program to attempt to increase our customer satisfaction and decrease customer attrition. We believe that this program has and will continue to provide these results. In the upcoming fiscal year we will continue our customer contact program to develop and market new products to our existing customer base.

On December 6, 1999, prior management entered into an engagement with McGladry & Pullen, LLP (“M&P”) to conduct the audit of our financial statements for the fiscal year ended September 30, 1999. M&P estimated the cost to prepare the fiscal year end audit to be from $75,000 to $150,000 with an estimated completion date of January 28, 2000. We incurred and paid audit fees of $150,000 in the three months ended March 31, 2000 in addition to the $150,000 incurred and paid in the previous three month period. In January 2000, M&P informed management that the estimated cost to complete the audit would be an additional $200,000. In February 2000, after the new Board of Directors was appointed, M&P was dismissed as our auditors. The Board of Directors appointed a new independent auditor, King, Weber & Associates, P.C.

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

RESULTS OF OPERATIONS

The acquisition of Telco was treated as a reverse merger for financial accounting purposes. As a result of being treated as a reverse merger, Telco was deemed to be the acquiring entity. For financial accounting purposes, Telco was considered to have engaged in a recapitalization and acquired the assets of RIGL as of June, 1999. As a result of this treatment, the financial statements for the year ended September 30, 1999 are the historic statements of Telco with the operations of “old” RIGL being included from June, 1999 forward. The financial statements for the fiscal year ended September 30, 2000 include operations of both YP.Net and Telco for the entire period.

Fiscal Year End September 30, 2000 Compared to Fiscal Year End September 30, 1999.

Revenues for the year ended September 30, 2000 (“Fiscal 2000”) increased 84% to $15,836,422 from $8,572,185 during the year ended September 30, 1999 (“Fiscal 1999”). The increase in revenue is principally the result of Telco’s operations for the full fiscal period. Prior to the acquisition, no material operations had been commenced.

Sales and marketing expenses for Fiscal 2000 were $1,619,113 as compared to $2,613,338 for the Fiscal 1999. The increase was principally the result of expended marketing due to the operations of Telco. The marketing expenses are attributed to our direct response marketing, which is our primary source of attracting new customers.

General and administrative expenses for Fiscal 2000 was $4,804,710 as compared to $1,731,209 for Fiscal 1999. The increase was principally the result of billing fees due to the operations of Telco and the increase in consulting fees, legal fees, and accounting fees. The general expenses are attributed to the additional costs to become current on our SEC filings and substantial legal fees to negotiate with the FTC.

Interest expense for Fiscal 2000 was $853,761 compared to $410,319 for Fiscal 1999. The increase in interest expense was a result of increased debt due to the acquisition of Telco and the acquisition of the URL Yellow-Page.Net.

At Fiscal 2000 we had unused Federal net operating losses of $2,296,723 available under Internal Revenue Code 382 - change in control rules expiring from 2011 through 2014. The Company has no available net operating loss carryforwards under the separate return limitation year and has unavailable net operating loss carryforwards of $2,296,723. The Company may utilize the unavailable net operating loss carryforwards of $2,296,723 upon generating taxable income in YP.Net, Inc rather than in the company’s wholly owned subsidiary Telco Billing, Inc.

Net profits for Fiscal 2000 were $3,436,127, or $.09 per share, compared to losses of $3,262,598, or ($.15) per share for Fiscal 1999.

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

Investing Activities. Cash used by investing activities was $211,803 for Fiscal 2000 compared to $106,512 for Fiscal 1999. We purchased $211,803 of additional computer equipment to upgrade and replace incompatible equipment for Fiscal 2000 compared to $203,662 for Fiscal 1999. We used $3,000,000 for partial payment of the purchase of the 20-year license right to the URL Yellow-Page.Net, the domain name for our Web site. We obtained cash in the amount of $3,124,150, which was utilized in the business combination.

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

YP.NET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board
of Directors of YP Corp.:

We have audited the accompanying consolidated balance sheet of YP Corp. and subsidiaries as of September 30, 2000 and the related statements of operations, stockholders’ equity and cash flows for the each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of YP Corp. and subsidiaries as of September 30, 2000, and the consolidated results of its operations and cash flows for each of the two years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, the Company restated its financial statements for the years ended September 30, 2000 and 1999.

/s/ Epstein, Weber & Conover, PLC
Scottsdale, Arizona
December 20, 2000
(except for the restatement of financial statements
described in Note 1, for which the date is November 18, 2005)

YP.NET, INC.

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000

ASSETS:

CURRENT ASSETS
Cash	$219,613
Accounts receivable, net of allowance of $1,796,852	3,705,881
Customer acquisition costs, net of accumulated amortization of $2,975,678	230,898
Prepaid expenses and other assets	99,229
Deferred income taxes	771,382
Total current assets	5,027,003

PROPERTY AND EQUIPMENT, net	502,708

DEPOSITS	13,287

INTELLECTUAL PROPERTY- URL, net of accumulated amortization of $630,833	4,379,167

DEFERRED FINANCING COSTS	21,250
RECEIVABLE - COMMON STOCK TO BE RETURNED	1,689,239
TOTAL ASSETS	$11,632,654

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$103,015
Accrued liabilities	328,128
Line of credit	1,577,547
Notes payable - current portion	2,370,019
Income taxes payable	260,427
Total current liabilities	4,639,136

DEFERRED INCOME TAXES	105,868

Total liabilities	4,745,004
COMMITMENTS AND CONTINGENCIES	-

TEMPORARY EQUITY - Common stock to be returned, 1,525,000 shares issued and outstanding	1,689,239

STOCKHOLDERS’ EQUITY:
Series B preferred stock, $.001 par value, 2,500,000 shares designated, 1,500,000 issued	1,500
Common stock, $.001 par value, 50,000,000 shares authorized, 39,035,464 issued and outstanding	39,036
Paid in capital	4,081,399
Treasury stock at cost	(69,822)
Retained earnings	1,146,298
Total stockholders’ equity	5,198,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,632,654

The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

	2000	1999

NET REVENUES	$15,836,422	$8,572,185

OPERATING EXPENSES:
Cost of services	5,234,906	4,760,026
General and administrative expenses	4,804,710	1,731,209
Sales and marketing expenses	1,619,113	2,345,873
Depreciation and amortization	616,660	192,469
Total operating expenses	12,275,539	9,029,577
OPERATING INCOME/(LOSS)	3,561,033	(457,392)

OTHER (INCOME) AND EXPENSES
Interest expense	853,761	410,319
Interest income	(802)	(5,401)
Other Income	(82,846)	-

Total other expense	770,113	404,918

INCOME/(LOSS) BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES	2,790,920	(862,310)

INCOME TAX (BENEFIT) PROVISION	(645,207)	240,119

INCOME/(LOSS) FROM CONTINUING OPERATIONS	3,436,127	(1,102,429)

LOSS FROM DISCONTINUED OPERATIONS
Loss from operations of medical billing services segment (no effect for income taxes)	-	(221,194)
Loss from abandonment of medical billing services segment (no effect for income taxes)	-	(1,671,510)
Total	-	(1,892,704)
NET INCOME/(LOSS)	$3,436,127	$(2,995,133)

NET INCOME/(LOSS) PER SHARE:
Basic:
Continuing operations	$0.09	$(0.05)
Discontinued operations	-	(0.09)
Total Basic	$0.09	$(0.13)

Diluted:
Continuing operations	$0.09	$(0.05)
Discontinued operations	-	(0.09)
Total Diluted	$0.09	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	40,120,829	22,223,757

Diluted	40,120,829	22,223,757

The accompanying notes are an integral part of these consolidated financial statements. Per share amounts may not total due to rounding of individual components.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

	COMMON STOCK		PREFERRED A		TREASURY	PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	STOCK	CAPITAL	DEFICIT	TOTAL

BALANCE OCTOBER 1, 1998	17,000,000	$17,000	-	$-	$-	$-	$972,769	$989,769

Reverse merger	14,714,603	14,715			(69,822)	1,777,670		1,722,563

Common stock issued for service rendered	769,500	770				1,043,319		1,044,089

Common stock issued for cash	847,750	848				627,985		628,833

Common stock issued as collateral for on note payable	2,000,000	2,000				(2,000)		0

Common stock placed in escrow as collateral on debt	2,500,000	2,500				(2,500)		0

Employee preferred stock grants			1,700,000	1,700		(1,700)		0

Conversion of debt	400,000	400				349,600		350,000

Net loss							(3,262,598)	(3,262,598)

BALANCE SEPTEMBER 30, 1999	38,231,853	$38,232,	1,700,000	$1,700	$(69,822)	$3,792,374	$(2,289,829)	1,472,655

(CONTINUED)

The accompanying notes are an integral part of these consolidated financial statements

YP.NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (CONTINUED)

	COMMON STOCK		PREFERRED A		TREASURY	PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	STOCK	CAPITAL	DEFICIT	TOTAL

BALANCE OCTOBER 1, 1999	38,231,853	$38,232	1,700,000	$1,700	$(69,822)	$3,792,374	$(2,289,829)	$1,472,655

Common stock issued for exercised options	53,611	54				84,275		84,329

Common stock issued as board of directors’ fees	550,000	550				114,950		115,500

Common stock issued to former officer to convert preferred shares and as final compensation settlement	200,000	200	(200,000)	(200)		89,800		89,800

Net income							3,436,127	3,436,127

BALANCE SEPTEMBER 30, 2000	39,035,464	$39,036	1,500,000	$1,500	$(69,822)	$4,081,399	$1,146,298	$5,198,411

The accompanying notes are an integral part of these consolidated financial statements

YP.NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:	2000	1999

Net income/(loss)	$3,436,127	$(3,262,598)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations	-	221,194
Loss on abandonment of net assets of discontinued operations	-	1,671,510
Depreciation and amortization	144,993	30,338
Issuance of common stock as compensation for services	205,300	1,045,783
Loss on disposal of equipment	-	89,319
Deferred income taxes	(645,207)	(20,307)
Conversion of accrued interest to common stock	-	100,000
Provision for Uncollectible Accounts	1,590,840	-
Amortization of intellectual property	471,667	149,166
Changes in assets and liabilities (net of business acquisitions and divestures):
Trade and other accounts receivable	(4,345,544)	(124,826)
Customer acquisition costs	403,002	(264,981)
Other receivables	77,182	(32,671)
Prepaid and other current assets	(84,579)	(9,616)
Other assets	-	49,525
Accounts payable	48,014	(71,348)
Accrued liabilities	(119,232)	202,118
Deferred Financing Costs	102,500	-
Income taxes payable	-	260,427
Deferred revenue	(324,760)	324,760
Cash provided by continuing operations	960,303	357,793
Cash used by discontinued operations	-	(1,049,573)
Net cash provided/(used) by operating activities	960,303	(691,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(211,803)	(230,662)
Purchase of intellectual property	-	(3,000,000)
Cash acquired in business acquisition	-	3,124,150
Net cash (used in) investing activities	(211,803)	(106,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings on line of credit	789,241	788,306
Principal repayments on notes payable	(1,657,781)	(394,623)
Proceeds from sale of common stock	84,329	629,681
Net cash (used)/provided by financing activities	(784,211)	1,023,364

(DECREASE)/INCREASE IN CASH	(35,711)	225,072

CASH, BEGINNING OF YEAR	255,324	30,252
CASH, END OF YEAR	$219,613	$255,324

The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

SUPPLEMENTAL CASH FLOW INFORMATION:

	2000	1999

Interest Paid	$833,993	$64,677
Income taxes paid	$-0-	$-0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	2000	1999

Conversion of debt to common stock	$-0-	$250,000
Note payable issued for purchase of intellectual property	$-0-	$2,000,000
Common stock issued for business acquisition	$-0-	$1,722,563

YP.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Restatement of Financial Statements

Subsequent to the issuance of the Company’s financial statements as of September 30, 2000, and the year then ended, the Company determined that the accounting for its common stock issued to, and subsequently recovered from, certain non-performing consultants during 2000 should not have been expensed when originally issued as had been previously reported. The subsequent recovery of these shares was recorded as an item in other income at the same value at which they were originally issued. It has been determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. The change in accounting has the effect in the year ended September 30, 2000 of an increase in net income of $588,150 from $2,847,977 to $3,436,127 and an increase in the net income per share from per share from $0.07 to $0.09. The change in accounting had no effect on cash flows or on the net equity at September 30, 2000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At September 30, 2000, cash deposits exceeded those insured limits by $110,000.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Telco Billing, Inc. All significant inter-company accounts and transactions are eliminated.

Customer acquisition costs represent the direct response marketing costs that are incurred as the primary method by which customers subscribe to the Company’s services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eight months. The amortization lives are based on estimated attrition rates. The Company capitalized expenditures of $1,177,000 and $1,464,000 during the years ended September 30, 2000 and 1999 respectively. The Company amortized those capitalized amounts at $1,580,000 and $1,237,000 during the years ended September 30, 2000 and 1999 respectively.

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

Revenue recognition: The Company’s revenue is generated by customer subscriptions of directory and advertising services. Revenue is billed and recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers ("LEC’s") that provide local telephone service. Monthly subscription fees are generally included on the telephone bills of the customers. The Company recognizes revenue based on net billings accepted by the LEC’s. Due to the periods of time for which adjustments may be reported by the LEC’s and the billing companies, the Company estimates and accrues for dilution and fees reported subsequent to year-end for initial billings related to services provided for periods within the fiscal year.

Revenue for billings to certain customers whom are billed directly by the Company and not through the LEC’s, is recognized on the basis of cash received due to poor experience associated with the collection of such billings.

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

Temporary Equity: During fiscal 1999 and 2000, the Company issued 925,000 shares and 600,000 shares, respectively, to consultants and other third parties whereupon it was subsequently determined that the consultants did not perform under the terms of the related agreements. The Company has pursued legal action against the consultants and third parties and expect the shares to be retrieved. The value of such shares, totaling $1,689,239, was not recorded as expense but rather is reflected as temporary equity, together with a related receivable, in the accompanying consolidated balance sheet until such times that the shares are retrieved.

Impairment of Long-Lived Assets: Impairment of long-lived assets is assessed by the Company for impairment whenever there is an indication that the carrying amount of the asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows generated by those assets to the assets’ net carrying value. The amount of impairment loss, if any, is measured as the difference between the net book value of the assets and the estimated fair value of the related assets.

Recently Issued Accounting Pronouncements: In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that the Company’s revenue recognition policies have complied with the those prescribed in SAB 101 and therefore, the adoption of SAB No. 101 did not have a material effect on the Company’s revenues or revenue recognition policy.

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

Trade subscription receivables, which are directly administered and carried by the Company, are valued and reported at net realizable value, the net amount expected to be received. This amount may or may not be necessarily the amount received. Determining the net realizable value requires an estimation of both uncollectible accounts or any returns and allowances. The net trade subscriptions receivable at September 30, 2000 was $32,247. The Company experienced significant dilution from the billing companies during the year ended September 30, 2000. The billing companies began increasing their holdbacks on billing submittals because of submittals being rejected by the LEC’s due to incompatible billing information. The Company has attempted to resolve these matters with the billing companies. The Company has resubmitted billing company rejections of $862,000 subsequent to September 30, 2000, that relate to services provided prior to September 30, 2000. This amount is included in the gross accounts receivable balances at September 30, 2000. The Company’s management believes that problems associated with the billing information have been resolved and that the collection of these receivables, net of applicable reserves, will occur in the normal course of the Company’s operations

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

The Company made a $3,000,000 cash payment and issued a note payable for $2,000,000 to acquire the licensing rights of the URL. The Company also issued 2,000,000 shares of its common stock to be held as collateral on the note. The note payable was originally due on July 15, 1999. The Company failed to make the $2,000,000 payment when due. The repayment terms were renegotiated to extend the due date to January 15, 2000. An extension fee of $200,000 was paid by the Company at that time. The Company again renegotiated the repayment terms on April 26, 2000, to a demand note, with monthly installments of $100,000 subject to all operating requirements, which, management believes, have subsequently been met by the Company. The URL is recorded at its cost net of accumulated amortization. Management believes that the Company’s business is dependent on its ability to utilize this URL given the recognition of the Yellow page term. Also, its current customer base relies on the recognition of this term and URL as a basis for maintaining the subscriptions to the Company’s service. Management believes that the current revenue and cash flow generated through use of Yellow-page.net substantiates the net book value of the asset. The Company will periodically analyze the net book value of this asset and determine if an impairment has occurred. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $471,667 and $149,166 for the years ended September 30, 2000 and 1999 respectively.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2000:

Leasehold improvements	$317,507
Furnishings and fixtures	197,261
Office and computer equipment	248,487
Total	763,255
Less accumulated depreciation	(260,547)
Property and equipment, net	$502,708

The Company has provided certain equipment and improvements to an affiliated entity at no cost to that affiliated entity. This arrangement was made as part of the Company’s original default settlement with the prior owners of the URL discussed in Note 4. The Company retains title and control of these assets. However, they are not being utilized by the Company. The gross cost of the office equipment and leasehold improvements being utilized by the affiliated entity was approximately $250,000 at September 30, 2000.

6.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable at September 30, 2000 are comprised of the following:

1,7000,000 Revolving line of credit, interest at the prime rate plus 6% (15.5% at September 30, 2000). The facility is limited to 70% of eligible accounts receivable. All assets of the Company collateralize the credit facility. The credit facility expires on February 4, 2001 under the amended forbearance agreement.	$1,577,547
Term loan from bank. Original balance of $40,525. Repayment terms require monthly installments of principal and interest of $1,844. Interest at 8.5% per annum. Due January 13, 2001. Collateralized by equipment.	5,503
Note payable to stockholders, original balance of 2,000,000, interest at 10% per annum. Repayment terms require monthly installments of $100,000 plus interest. Due January 11, 2001. Collateralized by 2,000,000 shares of the Company’s common stock.	600,000
Note payable to former Telco shareholder for balance of URL purchase price (Note 4). Repayment terms require monthly installments of principal and interest at 20% per annum of $100,000 and due upon demand. Collateralized by 2,000,000 shares of the Company’s common stock	1,764,516
Totals	3,947,566
Less current portion	(3,947,566)
Long-term portion	$-0-

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

At September 30, 2000 the Company has unused Federal net operating losses of $3,985,962 available under Internal Revenue Code 382 - change in control rules expiring from 2011 through 2014. The Company has no available net operating loss carryforwards under the separate return limitation year and has unavailable net operating loss carryforwards of $2,029,258. The Company may utilize the unavailable net operating loss carryforwards of $2,029,258 upon generating taxable income in that operating entity.

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

Income taxes for years ended September 30, is summarized as follows:

	2000	1999
Current Provision (Benefit)	$1,762,649	$(1,246,486)
Deferred Benefit (Provision)	(2,407,856)	1,486,177
Net income tax (benefit) provision	$(645,207)	$240,119

The net income tax provision of $240,119 incurred for the year ended September 30, 1999, was allocated to continuing operations. This provision amount relates primarily to taxable income of Telco prior to the acquisition. The loss from discontinued operations generated additional net operating loss carryforwards, which were fully offset by a valuation allowance resulting in no tax effect.

A reconciliation for the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

	2000		1999
Federal statutory rates	$948,913	34%	$1,027,643)	(34)%
State income taxes	167,455	6%	(241,798)	(8)%
Utilization of valuation allowance	(1,762,649)	(63)%	-
Provision due to income generated prior to merger	-		260,597	6%
Valuation allowance for operating loss carryforwards			1,232,077	42%
Other	1,074	-	16,886	-
Effective rate	$(645,207)	(23)%	$240,119	6%

Deferred tax assets totaling $1,438,797 are comprised of $665,514 for differences in book and tax bases of accounts receivable and intangible assets and approximately $773,283 relates to net operating loss carryforwards which is offset by a an equal valuation allowance resulting in a net deferred income tax asset of $665,514. The valuation allowance was provided due to the uncertainty of future realization of federal and state net operating loss carryforwards that give rise to approximately $773,283 of the deferred tax asset because of restrictions on the utilization of such carryforwards due to the change in control rules under Internal Revenue Code Section 382. The valuation allowance decreased $1,305,260 in the year ended September 30, 2000, due to resolution of uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards that could be utilized.

10.	LEASES

The Company leases its office space under long-term operating leases expiring through 2003. Rent expense under these leases was $176,637 and $87,250 for the years ended September 30, 2000 and 2001. However, as part of an agreement with the sub lessee of one of the properties, the Company paid $124,000 in the form of shares of the Company’s common stock to that sub lessee. That amount was capitalized and is being amortized over the remaining term of the lease. Rent expense for the year ended September 30, 2000 includes $40,000 for the amortization of that capitalized amount. The Company consolidated office space from a variety of locations to a single facility in the year ended September 30, 1999. The Company has subleased the former Telco office space.

Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended September 30, 2000:

	Rents	Sublease Rentals

2000	$351,095	$202,571
2001	407,676	280,212
2002	392,862	265,398
2003	95,598	-

	$1,247,231	$748,181

11.	STOCKHOLDERS’ EQUITY

Telco Acquisition

The Company issued 17,000,000 shares of its Common Stock in connection with the Telco acquisition. The transaction was valued at the book value of the net assets of RIGL as of the date of the transaction.

Actions of the Board

Significant blocks of stock have been issued to former officers and consultants for services rendered. It is not possible to determine the effect, if any, of bringing current the required Exchange Act of 1934 ("the 1934 Act") filings and the financial statements and disclosures contained therein, may have on the actions of current or former shareholders of the Company affected by these transactions. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. The expense for that consideration is 90% of the trading value of the shares to factor in a discount for the regulatory restrictions on trading of those shares. During the year ended September 30, 2000, the Company issued 500,000 shares of common stock to consultants valued at $463,950. During the year ended September 30, 1999, the Company issued 769,500 shares to former officers and consultants valued at $1,044,089. These amounts exclude 1,525,000 shares valued at $1,689,239 that were issued to non-performing consultants and third parties in 1999 and 2000 for which such shares are expected to be retrieved. The Company has reflected the value of these shares as temporary equity outside of permanent stockholders’ equity, together with a corresponding receivable in the accompanying consolidated balance sheet.

Also in the year ended September 30, 2000, the Company issued 550,000 shares of its common stock valued at $115,500 to members of the board of directors as consideration and payment for directors’ fees.

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

Other

During the year ended September 30, 1999, the Company issued 4,500,000 shares of its common stock as collateral on two notes payable. The shares are held in escrow pending repayments of the obligations. Both notes have been restructured, extending the due dates. The shares are non-voting as long as they are held in escrow. These shares are not included in the weighted average shares outstanding for purposes of calculating the Company’s basic and diluted net income or loss per common share for the years ended September 30, 2000 and 1999.

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

Billing Service Agreements

The Company has entered into a customer billing service agreement with Integretel, Inc. (IGT). IGT provides billing and collection and related services associated to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. The agreement will automatically renew on September 1, 2001, unless either party gives notice of termination 90 days prior to that renewal date. Under the agreement, IGT bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and IGT fees. If either the Company’s transaction volume decreases by 25% from the preceding month, less than 75% of the traffic is billable to major telephone companies, IGT may at its own discretion increase the reserves and holdbacks under this agreement. IGT handles all billing information and collection of receivables. The Company’s cash receipts on trade accounts receivable are dependent upon estimates pertaining to holdbacks and other factors as determined by IGT. IGT may at its own discretion increase the reserves and holdbacks under this agreement.

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

Preferred stock convertible to 1,700,000 common shares and warrants to purchase 1,355,000 shares of common stock were not considered in the calculation for diluted earnings per share for the year ended September 30, 1999 because the effect of their inclusion would be antidilutive. The following presents the computation of basic and diluted loss per share from continuing operations:

	2000			1999
	Income	Shares	Per Share	(Loss)	Shares	Per share
BASIC AND DILUTED EARNINGS PER SHARE:
Net Income (Loss)	$3,436,127	30,120,829	$0.09	$(3,262,598)	22,223,757	$(0.15)
Discontinued operations	-	-	-	1,892,704	22,223,757	$(0.09)
Income Loss from continuing operations	$3,436,127	30,120,829	$0.09	(1,369,894)	22,223,757	$(0.06)

14.	RELATED PARTY TRANSACTIONS

The Company compensated certain members of the Board of Directors for services other than routine duties of the Board. Fees paid to Board members in the year ended September 30, 2000 were $150,000. The Company also granted 550,000 shares of common stock to members of the Board of Directors as directors’ fees.

As part of the Company’s original default settlement with the prior owners of the URL discussed in Note 4, the Company has provided certain equipment and improvements to an affiliated entity at no cost to that affiliated entity. The Company retains title and control of these assets. However, the assets are not being utilized by the Company. The gross cost of the office equipment and leasehold improvements being utilized by the affiliated entity was approximately $250,000 at September 30, 2000. The Company is also providing office space to this entity for substantially below market rental rates. This entity is affiliated through commonality of certain management members

During the year ended September 30, 1999, the Company borrowed $500,000 from one of its shareholders, whom later became a member of the board of directors effective February 3, 2000. The Company repaid $250,000 of the balance in cash and the board member converted the remaining $250,000 plus $100,000 in accrued interest to 400,000 shares of the Company’s common stock. (Also see Note 4).

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

The Company issues stock options to executives, key employees and members of the Board of Directors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted to employees. There were no options granted in the year ended September 30, 2000 nor was there any additional vesting of options previously granted. Had compensation cost for the Company’s stock options been determined based on the fair value at the grant date for awards in 1999, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share for the year ended September 30, 1999, would have been increased to the pro forma amounts indicated below:

1999
Net Loss - as reported	$(3,262,598)
Net Loss - pro forma	$(4,291,586)
Loss per share - as reported	$(0.15)
Loss per share - pro forma	$(0.19)

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

	2000		1999	Weighted Average Exercise Price

Options outstanding at beginning of year	1,107,000	$1.34	1,374,474	$2.27
Granted	-0-		1,212,000	$1.31
Exercised	(53,611)	$1.00	(105,000)	$1.00
Terminated/Expired	(1,053,389)		(1,374,474)	$2.27
Options outstanding at end of year	-0-		1,107,000	$1.34
Options exercisable at end of year	-0-		1,107,000
Options available for grant at end of year	1,341,389		288,000

			$1.00-
Price per share of options outstanding	N/A		2.50

Weighted average remaining contractual lives	N/A		4.3 years

Weighted Average fair value of options granted during the year	N/A		$0.85

The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

	2000		1999
		Weighted Average Exercise Price		Weighted Average Exercise Price

Warrants outstanding at beginning of year	1,355,000	$2.00	3,416,920	$2.07
Granted	-0-	1,555,250	$2.00
Expired	(1,005,00)	$2.00	(3,417,170)	$2.05
Exercised	-0-		(200,000)
Outstanding at September 30,	350,000	$2.00	1,355,000	$2.00

The 350,000 warrants outstanding at September 30, 2000, expire as follows:

October 22, 2000	250,000
March 23, 2001	100,000

17.	EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) profit sharing plan for its employees. Employees are eligible to participate in the plan upon reaching age 21 and completion of three months of service. The Company made no contributions to the plan for the year ended September 30, 2000.

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Subsequent to filing the interim financial statements included on Form 10-QSB for the periods ending December 31, 1998, March 31, 1999, June 30, 1999, December 31, 1999, March 31, 2000, and June 30, 2000, the Company has changed its accounting treatment of shares issued to non-performing consultants. The previously filed interim statements reflected an expense upon issuance of the shares and a reversal of this expense when it was deemed (through a settlement agreement or judgment) that these shares would be returned. However, after further analysis and consultation with the Securities and Exchange Commission, it was determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. Such treatment is described in Notes 2 and 11.

The following table sets forth the impact of this change on the following three month periods:

	Quarter Ended
	December 31, 1999	March 30, 2000	June 30, 2000	September 30, 2000

Quarterly Data Per 10-Q Filings
Net revenues	$2,297,480	$3,826,077	$4,247,263	na
Gross profit	1,221,995	2,172,961	2,008,425	na
Net income (loss)	(637,515)	1,151,920	1,032,809	na

Earnings (loss) per share information:
Basic	$(0.02)	$0.03	$0.03	na
Diluted	$(0.02)	$0.03	$0.03	na

Revised Quarterly Data
Net revenues	$2,297,480	$3,826,077	$4,247,263	$5,465,602
Gross profit	1,221,995	2,172,961	2,008,425	5,198,135
Net income (loss)	(49,366)	1,151,921	1,032,809	1,300,764

Earnings (loss) per share information:
Basic	(0.00)	$0.03	$0.03	$0.03
Diluted	(0.00)	$0.03	$0.03	$0.03

	Quarter Ended
	December 31, 1998	March 30, 1999	June 30, 1999	September 30, 1999

Quarterly Data Per 10-Q Filings:
Net revenues	$290,087	$344,515	$1,439,760	na
Gross profit	290,087	341,709	950,660	na
Income (loss) before discontinued operations	(616,641)	(653,697)	(238,953)	na
Net income	(616,641)	(653,697)	(738,953)	na

Earnings per share information:
Basic:
Income (loss) per share before discontinued operations	$(0.05)	$(0.05)	$(0.04)	na
Net loss per share	$(0.05)	$(0.05)	$(0.04)	na
Diluted:
Income (loss) per share before discontinued operations	$(0.05)	$(0.05)	$(0.03)	na
Net loss per share	$(0.05)	$(0.05)	$(0.03)	na

Revised Quarterly Data:
Net revenues	$290,087	$344,515	$1,439,760	$6,497,823
Gross profit	290,087	341,709	950,660	3,177,570
Income (loss) before discontinued operations	(506,641)	(653,697)	(238,953)	29,397
Net loss	(506,641)	(653,697)	(738,953)	(1,363,307)

Earnings per share information:
Basic:
Income (loss) per share before discontinued operations	$(0.04)	$(0.05)	$(0.04)	$0.00
Net loss per share	$(0.04)	$(0.05)	$(0.04)	$(0.04)
Diluted:
Income (loss) per share before discontinued operations	$(0.04)	$(0.05)	$(0.03)	$0.00
Net loss per share	$(0.04)	$(0.05)	$(0.03)	$(0.04)

* * * * * *

PART III

ITEM 13.	EXHIBITS

The following exhibits are attached hereto.

Exhibit Number	Description

23	Consent of Epstein, Weber and Conover P.L.C

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 30, 2005	/s/ Peter J. Bergmann
Peter J. Bergmann, Chief Executive Officer