Form 10KSB/A
period 2001-09-30
YP CORP
filed 2005-12-01
CIK 1045742

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Registrant’s revenues for its most recent fiscal year were $15,084,917.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on November 23, 2001 was approximately $3,110,714.

The number of shares outstanding of the registrant’s classes of common stock, as of November 23, 2001 was 43,813,680.

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A (this “Amendment”) amends the Annual Report on Form 10-KSB for the year ended September 30, 2001, as originally filed by YP Corp. on December 31, 2001 (the “Original Filing”), solely for the purpose of revising Part II, Items 6 and 7, to amend and restate the disclosure with respect to our accounting for shares issued to, and subsequently recovered from, certain non-performing consultants during 1999 and 2000. The historical financial statements generated by predecessor management reflected an expense upon issuance of the shares and a reversal of this expense when it was deemed (through a settlement agreement or judgment) that these shares would be returned. However, after further analysis and consultation with the Securities and Exchange Commission, it was determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. The net decrease to cumulative after-tax income of approximately $510,000 relates to shares issued in 1999 that were expected to be returned but, for various reasons, cannot be obtained. Such amounts will continue to be reflected as expense in the year granted and our revised statements will no longer reflect the reversal of this expense.

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

OVERVIEW

We provide Internet-based yellow page listing services on our Yellow-Page.Net and yp.net websites. We acquired Telco in June 1999 as a wholly owned subsidiary, and, as a result of this acquisition, changed our primary business focus to become an electronic yellow page listing service. Our websites serve as a search engine for yellow page listings in the United States and Canada. We charge our customers for a preferred listing of their businesses on searches conducted by consumers on our websites.

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

RESULTS OF OPERATIONS

Fiscal Year End September 30, 2001 Compared to Fiscal Year End September 30, 2000.

Revenue for the year ended September 30, 2001 ("Fiscal 2001") was $13,501,966 compared to $15,836,422 for the year ended September 30, 2000 ("Fiscal 2000"). Our revenue decreased primarily due to the application of Staff Accounting Bulletin #101 ("SAB 101") to our subscription revenue. Under SAB #101, revenue generally is realized or realizable and earned when all of the following criteria are met:

1.	Pervasive evidence of an arrangement exits
2.	Delivery has occurred or services have been rendered
3.	The seller’s price to the buyer is fixed or determinable AND
4.	Collectibility is reasonably assured.

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

We utilize direct mailings as our primary marketing program and this program generates our principal revenue of the Company. Our subscribing customers increased to 114,409 at December 31, 1999, 129,457 at March 31, 2000, 143,292 at June 30, 2000 and 130,592 at September 30, 2000, a 21% increase for the fiscal year. Our subscribing customers decreased to 123,408 at December 31, 2000, 103,187 at March 31, 2001, 99,862 at June 30, 2001 and 91,348 at September 30, 2001. The decrease in our customers for Fiscal 2001 is primarily due to management’s decision to stop all direct mail marketing efforts until we had entered into a final settlement agreement with the FTC. In August 2001 we entered into a settlement agreement and voluntarily complied with the order set forth by the FTC. See our Form 10-QSB for the period ended June 30, 2001.

Sales and marketing expenses for Fiscal 2001 was $688,349 compared to $1,619,113 for Fiscal 2000. The decrease was principally the result of our decreased or ceasing of all marketing efforts. The marketing expenses are attributed to our direct response marketing, which is our primary source of attracting new customers. The decrease in our marketing expenses for Fiscal 2001 is primarily due to management’s decision to cease all direct mail marketing efforts until we had entered into a final settlement agreement with the FTC. In July 2001 we entered into a settlement agreement and voluntarily complied with the order set forth by the FTC. See our Form 10-QSB for the period ended June 30, 2001.

General and administrative expenses for Fiscal 2001 were $3,987,040 compared to $5,392,860 for Fiscal 2000, due primarily to the application of SAB #101 discussed above, causing a reduction in bad debt expense of approximately $1.3 million in Fiscal 2001.

The cost of the Yellow-Page.Net URL was capitalized at its cost of $5,000,000. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $447,087 for the year ended September 30, 2001. Annual amortization expense in future years related to the URL is anticipated to be approximately $300,000.

Interest expense for Fiscal 2001 was $571,248 compared to $853,761 for Fiscal 2000. The decrease in interest expense was a result of decreased debt due to the acquisition of Telco and the acquisition of the URL Yellow-Page.Net. The reduction in interest expense is also related to the payoff of Finovia Financial credit facility in June 2001.

During Fiscal 2001, we have no available federal net operating loss carryforwards relating to Telco and federal net operating loss carryforwards of $4,021,753 relating to YP.Net. During Fiscal 2001, we had no state net operating loss carryforwards relating to Telco and state net operating loss carryforwards of $1,967,691 relating to YP.Net. Separate return limitations may limit our abilities to utilize these net operating loss carryforwards.

Net profits for Fiscal 2001 were $777,264, or $.02 per share, compared to $3,436,127, or $.09 per share for Fiscal 2000.

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

We have offered our customers a dial-up ISP and are currently gaining customers weekly. Our dial-up ISP backbone provider is Level 3 and is providing a Tier 1 network that will ultimately provide the dial-up service for YP.net dial-up customers and Simple. Net, Inc. through our joint venture arrangement. Under our current provider’s network, over 65 percent of the US’s population has the ability to dial to a local point of presence. The remaining population will be allowed access through an 800 number solution. This revenue stream will prove vital in expanding our ability to reach various customer needs.

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

Gross Margins May Decline Over Time: We expect that gross margins may be adversely affected because we have determined that profit margins from the electronic yellow pages offerings that we have profited from in the past have fluctuated. We have experienced a decrease in revenue from the LEC from the effects of the Competitive Local Exchange Carriers (CLEC) that are participating in providing local telephone services to customers. We have begun to address this problem and we are implementing data filters to reduce the effects of the CLEC’s. We have also sought other billing methods to reduce the adverse effects of the CLEC billings. These other billing methods may be cheaper or more expensive than our current LEC billing and we have not yet determined if they will be less or more effective. We continue to look for profitable Internet opportunities; however there are no assurances that we will be successful, and presently we have no acquisitions in progress.

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

We expect to make Future Acquisitions where Advisable and Acquisitions involve Numerous Risks: The Internet business is highly competitive, and as such, our growth is dependent upon market growth, our ability to enhance our existing products and our ability to introduce new products on a timely basis. One of the ways we will address the need to develop new products through the acquisition of other companies. Acquisitions involve numerous risks, including difficulties in integrating the operations, technologies, and products of the acquired companies; the risk of diverting management’s attention from normal daily operations of the business; risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions; insufficient revenue to offset increased expenses associated with acquisitions; and the potential loss of key employees of the acquired companies. Mergers and acquisitions of high-technology companies are inherently risky, and there is no assurance that our previous or future acquisitions will be successful and not have a material adverse affect on our business, operating results, or financial condition. We must also manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we may make could have a material adverse effect on our business and operating results.

Regulatory Environment Existing laws and regulations and any future regulation may have a material adverse effect on our business: These effects could include substantial liability including fines and criminal penalties, preclusion from offering certain products or services and the prevention or limitation of certain marketing practices. As a result of such changes, our ability to increase our business through Internet usage could also be substantially limited.

ITEM 7.	FINANCIAL STATEMENTS

YP.NET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board
of Directors of YP Corp.:

We have audited the accompanying consolidated balance sheet of YP Corp. and subsidiaries as of September 30, 2001 and the related statements of operations, stockholders’ equity and cash flows for the each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of YP Corp. and subsidiaries as of September 30, 2001, and the consolidated results of its operations and cash flows for each of the two years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

As described Note 1, the Company restated its financial statements for the years ended September 30, 2001 and 2000.

/s/   Epstein, Weber & Conover, PLC
Scottsdale, Arizona
December 20, 2001
(except for the restatement of financial statements
described in Note 1, for which the date in November 18, 2005)

YP.NET, INC.

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001

ASSETS:
CURRENT ASSETS
Cash	$683,847
Accounts receivable, net of allowance of $1,035,993	2,870,109
Customer acquisition costs, net of accumulated amortization of $3,588,242
Prepaid expenses and other assets	20,169
Deferred income taxes	414,397
Total current assets	4,181,766

PROPERTY AND EQUIPMENT, net	374,885

DEPOSITS	23,287

INTELLECTUAL PROPERTY- URL, net of accumulated amortization of $1,077,916	3,932,084

ADVANCES TO AFFILIATE	116,316
DEFERRED INCOME TAXES	672,574
RECEIVABLE - COMMON STOCK TO BE RETURNED	115,978
TOTAL ASSETS	$9,416,890

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$314,904
Accrued liabilities	76,234
Notes payable - current portion	888,236
Income taxes payable	1,222,318
Total current liabilities	2,501,692

NOTES PAYABLE - long term portion	410,669
Total liabilities	2,912,361
TEMPORARY EQUITY - Common stock to be returned, 82,500 shares issued and outstanding	115,978

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 50,000,000 shares authorized, 43,885,464 issued and outstanding	43,886
Paid in capital	4,592,525
Treasury stock at cost	(171,422)
Retained earnings	1,923,562
Total stockholders’ equity	6,388,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,416,890

The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

	2001	2000

NET REVENUES	$13,501,966	$15,836,422

OPERATING EXPENSES:
Cost of services	6,150,085	5,234,906
General and administrative expenses	3,987,040	4,804,710
Sales and marketing expenses	688,349	1,619,113
Franchising expense
Depreciation and amortization	603,426	616,660
Total operating expenses	11,428,900	12,275,539

OPERATING INCOME	2,073,066	3,561,033

OTHER (INCOME) AND EXPENSES
Interest expense and other financing costs	571,248	853,761
Interest income	(7,342)	(802)
Other Income	191,462	(82,846)

Total other expense	755,368	770,113

INCOME BEFORE INCOME TAXES	1,317,698	2,790,920

INCOME TAX PROVISION (BENEFIT)	540,434	(645,207)

NET INCOME	$777,264	$3,436,127

NET INCOME PER SHARE:
Basic	$0.02	$0.09

Diluted	$0.02	$0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	40,738,839	40,120,829

Diluted	40,738,839	40,120,829

The accompanying notes are an integral part of these consolidated financial statements. Per share amounts may not total due to rounding of individual components.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

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

YP.NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 (CONTINUED)

	COMMON STOCK		PREFERRED A		TREASURY	PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	STOCK	CAPITAL	DEFICIT	TOTAL

BALANCE OCTOBER 1, 2000	39,035,464	$39,036	1,500,000	$1,500	$(69,822)	$4,081,399	$1,146,298	$5,198,411

Common stock issued for consulting services	850,000	850				147,950		148,800

Common stock issued for extension on debt	4,000,000	4,000				356,000		360,000

Cancellation of preferred stock			(1,500,000)	(1,500)				(1,500)

Purchase of treasury stock					(101,600)			(101,600)

Value of common stock warrants issued						7,176		7,176

Net income							777,264	777,264

BALANCE SEPTEMBER 30, 2001	43,885,464	$43,885	-	$-	$(171,422)	$4,592,525	$1,923,562	$6,388,551

The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:	2001	2000

Net income	$777,264	$3,436,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	156,343	144,993
Issuance of common stock as compensation for services	148,800	205,300
Penalties related to acquisition debt paid by issuance of debt, warrants and stock	917,967	-
Deferred income taxes	(421,457)	(645,207)
Provision for uncollectible accounts	(760,859)	1,590,840
Amortization of intellectual property	447,083	471,667
Changes in assets and liabilities:
Trade and other accounts receivable	1,617,467	(4,345,544)
Customer acquisition costs	37,654	403,002
Other receivables	-	77,182
Prepaid and other current assets	79,060	39,621
Other assets	(11,500)	-
Accounts payable	161,089	48,014
Accrued liabilities	(251,894)	(243,432)
Deferred Financing Costs	21,250	102,500
Income taxes payable	961,891	-
Deferred revenue	-	(324,760)
Net cash provided by operating activities	3,880,158	960,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made to affiliate	(137,152)	-
Purchases of equipment	(28,520)	(211,803)
Net cash (used in) investing activities	(165,672)	(211,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on borrowings from line of credit	(1,577,547)	789,241
Principal repayments on notes payable	(1,621,905)	(1,657,781)
Purchase of treasury stock	(50,800)
Proceeds from sale of common stock	-	84,329
Net cash (used)/provided by financing activities	(3,250,252)	(784,211)

(DECREASE)/INCREASE IN CASH	464,234	(35,711)

CASH, BEGINNING OF YEAR	219,613	255,324

CASH, END OF YEAR	$683,847	$219,613

The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

SUPPLEMENTAL CASH FLOW INFORMATION:

	2001	2000

Interest Paid	$421,013	$833,993

Income taxes paid	$-0-	$-0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	2001	2000

Note payable issued in payment of debt extension fee	$550,791	$-0-

Value of common stock issued as payment of debt extension fee	$360,000	$-0-

Liability incurred for purchase of treasury stock	$50,800	$-0-

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

Restatement of Financial Statements

Subsequent to the issuance of the Company’s financial statements as of September 30, 2001, and the year then ended, the Company determined that the accounting for its common stock issued to, and subsequently recovered from, certain non-performing consultants during 1999 and 2000 should not have been expensed when originally issued as had been previously reported. The subsequent recovery of these shares was recorded as an item in other income at the same value at which they were originally issued. It has been determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. The change in accounting for the recovery of the shares has the effect in the year ended September 30, 2001 of a decrease in net income of $1,035,017 from $1,812,281 to $777,264 and a decrease in the net income per share from per share from $0.04 to $0.02. The change in accounting had no effect on cash flows or on the net equity at September 30, 2001.

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

Temporary Equity: During fiscal 1999 and 2000, the Company issued
925,000 shares and 600,000 shares, respectively, to consultants and other third parties whereupon it was subsequently determined that the consultants did not perform under the terms of the related agreements. The Company has pursued legal action against the consultants and third parties and expect the shares to be retrieved. The value of such shares, totaling $1,689,239, was not recorded as expense but rather was reflected as temporary equity, together with a related receivable until such times that the shares are retrieved. During fiscal 2001, 1,442,500 of these shares were returned.

Recently Issued Accounting Pronouncements: In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Management believes that the Company’s revenue recognition policies have complied with those prescribed in SAB 101 and therefore, the adoption of SAB No. 101 did not have a material effect on the Company’s revenues or revenue recognition policy. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.’s 141 Business Combinations and 142 Goodwill and Other Intangible Assets. The Company has reviewed the provisions of the new accounting pronouncements and does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company. However, the Company will likely be required to review its process of analyzing the carrying value of its intangible assets.

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

Trade subscription receivables, which are directly administered and carried by the Company, are valued and reported at net realizable value, the net amount expected to be received. This amount may or may not be necessarily the amount received. Determining the net realizable value requires an estimation of both uncollectible accounts or any returns and allowances. The net trade subscriptions receivable at September 30, 2001 was $395,000. The Company experiences significant dilution from the billing companies. The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience. The Company’s cash flow can be affected by holdbacks, fees and other matters that are determined by the LEC’s and the billing companies.

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

The Company made a $3,000,000 cash payment and issued a note payable for $2,000,000 to acquire the licensing rights of the URL. The Company also issued 2,000,000 shares of its common stock to be held as collateral on the note. The note payable was originally due on July 15, 1999. The Company failed to make the $2,000,000 payment when due. The repayment terms were renegotiated to extend the due date to January 15, 2000. An extension fee of $200,000 was paid by the Company at that time. The Company again renegotiated the repayment terms on April 26, 2000, to a demand note, with monthly installments of $100,000 subject to all operating requirements, which, management believes, have subsequently been met by the Company. In the year ended September 30, 2001, the former URL holder claimed that it was due additional amounts for the prior loan extensions. The Company reached a settlement with the former URL holder that required the Company to issue to the former URL holder, 4,000,000 shares of the Company’s common stock, warrants to purchase 500,000 shares of the Company’s common stock and a note payable for $550,000. The Company recorded an expense of approximately $917,000 related to the settlement representing the principal amount of the note payable, $360,000 as the fair value of the 4,000,000 common shares and $7,176 as the fair value of the warrants. The value of the common stock was determined on the basis of the quoted trading price of the shares on the date of the agreement. The fair value of the warrants was determined on the using the Black-Scholes option pricing model. The URL is recorded at its cost net of accumulated amortization. Management believes that the Company’s business is dependent on its ability to utilize this URL given the recognition of the Yellow page term. Also, its current customer base relies on the recognition of this term and URL as a basis for maintaining the subscriptions to the Company’s service. Management believes that the current revenue and cash flow generated through use of Yellow-page.net substantiates the net book value of the asset. The Company will periodically analyze the net book value of this asset and determine if impairment has occurred. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $447,083 and $471,667 for the years ended September 30, 2001 and 2000 respectively.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2001:
Leasehold improvements	$319,150
Furnishings and fixtures	197,261
Office and computer equipment	275,364
Total	791,775
Less accumulated depreciation	(416,889)

Property and equipment, net	$374,886

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

6.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable at September 30, 2001 are comprised of the following:

Term loan from bank. Original balance of $40,525. Repayment terms require monthly installments of principal and interest of $1,844. Interest at 8.5% per annum. Due January 13, 2001. Collateralized by equipment.	$1,805

Note payable to stockholders, original balance of 2,000,000, interest at 10% per annum. Repayment terms require monthly installments of $100,000 plus interest. Due January 11, 2001. Collateralized by 2,000,000 shares of the Company’s common stock. Note is currently in default.	400,000

Note payable to former Telco shareholder for balance of URL purchase price (Note 4). Repayment terms require monthly installments of principal and interest at 20% per annum of $100,000 and due upon demand. Collateralized by 2,000,000 shares of the Company’s common stock. Note is currently in default.	346,309

Note payable to former Telco shareholder, original balance of $550,000, interest at 10.5% per annum. Repayment terms require monthly installments of principal and interest of $19,045 beginning December 15, 2001. Due September 25, 2004. Collateralized by all assets of the Company.	550,791

Totals	1,298,905
Less current portion	(888,236)
Long-term portion	$410,669

7.	PROVISION FOR INCOME TAXES

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

At September 30, 2001 the Company has unused federal net operating losses of $4,021,753 that may be unavailable under Internal Revenue Code 382 - change in control rules - expiring from 2011 through 2014. The Company may utilize the unavailable net operating loss carryforwards upon generating taxable income in that operating entity. At September 30, 2001 the Company had unused state net operating losses of $1,967,691 that may be unavailable under the change in control rules expiring 2003.

Income taxes for years ended September 30, is summarized as follows:

	2001	2000

Current Provision	$271,878	$1,762,649
Deferred Provision (Benefit)	268,556	(2,407,856)

Net income tax (benefit) provision	$540,434	$(645,207))

A reconciliation for the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

	2001		2000

Federal statutory rates	$448,017	34%	$948,913	34%
State income taxes	94,275	6%	167,455	6%
Utilization of valuation allowance			(1,762,649)	(63)%
Other	(1,858)	-	1,074	-
Effective rate	$540,434	40%	$(645,207)	(23)%

Deferred tax assets totaling approximately $1,975,000 at September 30, 2001 are comprised of $512,000 for differences in book and tax bases of accounts receivable and intangible assets and approximately $1,463,000 relates to net operating loss carryforwards which is partially offset by a valuation allowance of $773,000, resulting in a net deferred tax asset of approximately $1,202,000. The valuation allowance was provided due to the uncertainty of future realization of certain federal and state net operating loss carryforwards because of restrictions on the utilization of such carryforwards due to the change in control rules under Internal Revenue Code Section 382. The valuation allowance decreased $1,305,260 in the year ended September 30, 2000, due to resolution of uncertainties as to the Company’s ability to generate sufficient taxable income to utilize the net operating loss carryforwards that could be utilized. There was no change in the valuation allowance in the year ended September 30, 2001. At September 30, 2001, there was a deferred tax liability of approximately $115,000 related to the differences in book and taxes bases of property and equipment.

8.	LEASES

The Company leases its office space under long-term operating leases expiring through 2003. Rent expense under these leases was $175,464 and $176,637 for the years ended September 30, 2001 and 2000. The Company consolidated office space from a variety of locations to a single facility effective with the Telco merger. The Company has subleased the former Telco office space.

Future minimum annual lease payments and sublease rentals under operating lease agreements for years ended September 30:

	Rents	Sublease Rentals

2002	$392,862	$203,500
2003	95,598	-

	$488,460	$203,500

9.	STOCKHOLDERS’ EQUITY

Telco Acquisition

The Company issued 17,000,000 shares of its Common Stock in connection with the Telco acquisition. The transaction was valued at the book value of the net assets of RIGL as of the date of the transaction.

Common Stock Issued for Services

The Company has historically granted shares of its common stock to officers, directors and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. During the year ended September 30, 2001, the Company issued 850,000 shares of common stock to officers, directors and consultants valued at $148,800. During the year ended September 30, 2000, the Company issued 550,000 shares of its common stock valued at $115,500 to members of the board of directors as consideration and payment for directors’ fees. These amounts exclude the shares issued to nonperforming consultants described in Note 2 “Summary of Significant Accounting Policies - Temporary Equity”.

Common Stock Issued for Debt Extension

The former holder of the Yellow-page. net. URL made a claim against the Company in the year ended September 30, 2001. The former URL holder claimed that it was owed $1,000,000 that represented a loan extension fee for an extension given in 1999. The Company disputed the claim but ultimately settled with the former URL holder. The settlement agreement required the Company to pay the former URL holder $550,000, 4,000,000 shares of the Company’s common stock and warrants for and additional 500,000 shares of the Company’s common stock. The Company recorded an expense of approximately $917,000 related to the settlement representing the principal amount of the note payable, $360,000 as the fair value of the 4,000,000 common shares and $7,176 as the fair value of the warrants. The value of the common stock was determined on the basis of the quoted trading price of the shares on the date of the agreement. The fair value of the warrants was determined on the using the Black-Scholes option pricing model.

Treasury Stock

During the year ended September 30, 2001, the Company acquired 254,000 shares of its common stock from a single stockholder. The Company agreed to purchase the common stock for $101,600. The Company paid cash of $50,800 prior to September 30, 2001 and accrued the remaining $50,800 due at September 30, 2001

Other

During the year ended September 30, 2000, the Company agreed to settle all outstanding issues with a former officer by agreeing to convert 200,000 shares of Series B preferred stock held by this individual to 200,000, shares of common stock. The conversion was set at the original conversion rate for the preferred shares. However, under the original terms, the preferred shares were not convertible until the occurrence of certain "trigger events". Those "trigger events" had not occurred but the former officer was allowed to convert as part of the settlement agreement. The conversion was recorded at the estimated value of the common stock on the date of the conversion.

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

The Company has also entered into a customer billing service agreement with Enhanced Services Billing, Inc. (ESBI). ESBI provides billing and collection and related services associated to the telecommunications industry. The agreement term is for two years, automatically renewable in one-year increments unless appropriate notice to terminate is given by either party. The agreement automatically renews on December 3, 2001, unless either party gives notice of termination 91 days prior to that renewal date. Under the agreement, ESBI bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and ESBI fees. If either the Company’s transaction volume decreases by 25% from the preceding month, less than 75% of the traffic is billable to major telephone companies, ESBI may at its own discretion increase the reserves and holdbacks under this agreement. These agreements with the billing companies provide significant control to the billing companies over cash receipts and ultimate remittances to the Company. The Company estimates the net realizable value of its accounts receivable on historical experience and information provided by the billing companies reflecting holdbacks and reserves taken by the billing companies and LEC’s.

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

The following presents the computation of basic and diluted loss per share from continuing operations:

	2001			2000
	Income	Shares	Per Share	Income	Shares	Per share

Net income	$777,264		$3,436,127
Preferred stock dividends
Income from continuing operations	777,264			3,436,127

BASIC EARNINGS PER SHARE:

Income Loss available to common stockholders	$777,264	40,738,839	$0.02	$3,436,127	40,120,829	$0.09

Effect of dilutive securities	N/A			N/A

DILUTED EARNINGS PER SHARE	$777,264	40,738,839	$0.02	$3,436,127	40,120,829	$0.09

12.	RELATED PARTY TRANSACTIONS

The Company from time to time advances and borrows funds from Board members and other related entities. At September 30, 2001, the Company was owed approximately $116,000 along with $6,190 in accrued interest and also owed $10,386 to such entities.

The Company engaged an entity owned by the Chief Executive Officer for consulting services. The costs related to this engagement for the year ended September 30, 2001 were approximately $158,000. The Company’s Chief Financial Officer also provided other professional services to the Company through an entity wholly owned by this officer. The costs related to these services for the year ended September 30, 2001 were approximately $67,000. The Board of Directors’ fees for the year ended September 30, 2001 were approximately $45,000. The Company also compensated certain members of the Board of Directors for services other than routine duties of the Board. Fees paid to Board members for other services in the year ended September 30, 2001 were approximately $147,000. Fees paid to Board members in the year ended September 30, 2000 were $150,000. The Company also granted 550,000 shares of common stock to members of the Board of Directors as directors’ fees in the year ended September 30, 2000.

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

The Company has contracted the services of several related entities in its daily operations. The Company leases its employees from an entity in which certain officers have financial interests. The Company also has a contract with a related entity to provide dial-up services to the Company’s customers. This affiliated entity’s president is on the Company’s Board of Directors. For the year ended September 30, 2001, the Company had recorded $10,000 in deposits due from this entity. Another affiliated entity provides customer service and technical support to the Company’s customers, and this entity’s president is also on the Company’s Board of Directors. The Company has recorded revenues of $22,813 and costs of sales of $67,948 related to the activities contracted for form this entity for the year ended September 30, 2001.

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

The summary of activity for the Company’s stock options is presented below:

	2001		2000	Weighted Average Exercise Price

Options outstanding at beginning of year	-0-	N/A
			1,107,000	$1.34
Granted	-0-		-0-
Exercised	-0-	N/A	(53,611)	$1.00
Terminated/Expired	-0-		(1,053,389)
Options outstanding at end of year	-0-		-0-
Options exercisable at end of year	-0-		-0-
Options available for grant at end of year	1,341,389		1,341,389

Price per share of options outstanding	N/A		N/A

Weighted average remaining contractual lives	N/A

Weighted Average fair value of options granted during the year	N/A

The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

	2001		2000
		Weighted Average Exercise Price		Weighted Average Exercise Price

Warrants outstanding at beginning of year	350,000	$2.00	1,355,000	$2.00
Granted	500,000	$2.12	-0-
Expired	(350,000)	$2.00	(1,005,000)	$2.00
Exercised	-0-		-0-
Outstanding at September 30,	500,000	$2.12	350,000	$2.00

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

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Subsequent to filing the interim financial statements included on Form 10-QSB for the periods ending December 31, 1999, March 31, 2000, June 30, 2000, December 31, 2000, March 31, 2001, and June 30, 2001, the Company has changed its accounting treatment of shares issued to non-performing consultants. The previously filed interim statements reflected an expense upon issuance of the shares and a reversal of this expense when it was deemed (through a settlement agreement or judgment) that these shares would be returned. However, after further analysis and consultation with the Securities and Exchange Commission, it was determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. Such treatment is described in Note 2.

The following table sets forth the impact of this change on the following three month periods:

	Quarter Ended
	December 31, 2000	March 30, 2001	June 30, 2001	September 30, 2001

Quarterly Data Per 10-Q Filings
Net revenues	$4,526,623	$4,138,223	$4,033,088	na
Gross profit	1,640,271	1,697,869	1,548,103	na
Net income	518,396	578,984	428,852	na

Earnings per share information:
Basic	$0.01	$0.01	$0.01	na
Diluted	$0.01	$0.01	$0.01	na

Revised Quarterly Data
Net revenues	$4,526,623	$4,138,223	$4,033,088	$804,032
Gross profit	1,640,271	1,697,869	1,548,103	2,465,638
Net income	452,396	343,817	428,852	(447,801)

Earnings per share information:
Basic	$0.01	$0.01	$0.01	$(0.01)
Diluted	$0.01	$0.01	$0.01	$(0.01)

	Quarter Ended
	December 31, 1999	March 30, 2000	June 30, 2000	September 30, 2000

Quarterly Data Per 10-Q Filings
Net revenues	$2,297,480	$3,826,077	$4,247,263	na
Gross profit	1,221,995	2,172,961	2,008,425	na
Net income (loss)	(637,515)	1,151,920	1,032,809	na

Earnings (loss) per share information:
Basic	$(0.02)	$0.03	$0.03	na
Diluted	$(0.02)	$0.03	$0.03	na

Revised Quarterly Data
Net revenues	$2,297,480	$3,826,077	$4,247,263	$5,465,602
Gross profit	1,221,995	2,172,961	2,008,425	5,198,135
Net income (loss)	(49,366)	1,151,921	1,032,809	1,300,764

Earnings (loss) per share information:
Basic	(0.00)	$0.03	$0.03	$0.03
Diluted	(0.00)	$0.03	$0.03	$0.03

* * * * * *

PART III

ITEM 13.	EXHIBITS

The following exhibits are attached hereto.

Exhibit Number	Description

23	Consent of Epstein, Weber and Conover P.L.C

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 30, 2005	/s/ Peter J. Bergmann
Peter J. Bergmann, Chief Executive Officer