Form 10KSB/A
period 2002-09-30
YP CORP
filed 2005-12-01
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 4)

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

Registrant’s revenues for its most recent fiscal year were $12,618,126.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on January 7, 2003 was approximately $1,677,062.

The number of shares outstanding of the registrant’s classes of common stock, as of January 7, 2003 was 43,963,222.

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A (this “Amendment”) amends the Annual Report on Form 10-KSB for the year ended September 30, 2002, as originally filed by YP Corp. on January 14, 2003 (the “Original Filing”), and as amended by Amendment No. 1 on Form 10-KSB/A filed on April 10, 2003, and further amended by Amendment No. 2 on Form 10-KSB/A filed on July 8, 2003, and further amended by Amendment No. 3 on Form 10-KSB/A filed on January 22, 2004, solely for the purpose of revising Part II, Items 6 and 7, to amend and restate the disclosure with respect to our accounting for shares issued to, and subsequently recovered from, certain non-performing consultants during 1999 and 2000. The historical financial statements generated by predecessor management reflected an expense upon issuance of the shares and a reversal of this expense when it was deemed (through a settlement agreement or judgment) that these shares would be returned. However, after further analysis and consultation with the Securities and Exchange Commission, it was determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. The net decrease to cumulative after-tax income of approximately $510,000 relates to shares issued in 1999 that were expected to be returned but, for various reasons, cannot be obtained. Such amounts will continue to be reflected as expense in the year granted and our revised statements will no longer reflect the reversal of this expense.

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

In order to ensure the accuracy and completeness of the Company’s financial information in May, 2002, the independent members of the Company’s Board of Directors engaged the services of Jerrold Pierce, the former Senior Special Agent of the Criminal Investigations Division of the Internal Revenue Service for seven western states. Mr. Pierce performs unannounced inspections of the Company’s financial records at least once every quarter. Mr. Pierce reports his findings directly to the independent members of the Board, and to the Board in its entirety. To date, Mr. Pierce has found no irregularities with current management

RESULTS OF OPERATIONS

Fiscal Year End September 30, 2002 Compared to Fiscal Year End September 30, 2001.

Revenue for the year ended September 30, 2002 ("Fiscal 2002") was $12,618,126 compared to $13,501,966 for the year ended September 30, 2001 ("Fiscal 2001"). The decrease in revenue is principally the result of a change in revenue recognition on direct billings. In Fiscal 2002, revenue on direct billings was recognized only as cash was collected in order to be more conservative. In Fiscal 2001, direct revenue was recognized upon providing the Preferred Listing service and a reserve against such revenues was established in accordance with SAB #101. Management believes that recognizing direct billings as revenue upon cash collection is more conservative than its previous methodology.

We utilize direct mailings as our primary marketing program and this program generates our principal revenue of the Company. Our subscribing customers increased to 113,565 at September 30, 2002, approximately a 24 % increase for the fiscal year.

Cost of Services for Fiscal 2002 were $3,497,678 compared to $6,150,085. The decrease in cost of services is due to a decrease resulting from lower dilution (i.e., unbillable customer phone numbers, customer credits, LEC charge-backs) in 2002 compared to 2001 resulting from the previously mentioned improvement in the Company’s LEC billing filtering process. We have been able to reduce our dilution expenses with the third party billing companies, as the Company becomes better able to track its individual subscriber billings and collections, The Company ceased its relationship with a billing company due to the higher cost of doing business with this third party biller. The Company reduced its total billing related expenses by $3,826,000 in the year ended September 30, 2002 primarily due to its ability to challenge dilution charges made by these third party billers.

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

Sales and marketing expenses for Fiscal 2002 were $963,868 compared to $688,349 for Fiscal 2001. The increase was principally the result of our re-instituting our marketing efforts in Fiscal 2002. The marketing expenses are attributed to our direct response marketing, which is our primary source of attracting new customers. In Fiscal 2001, the Company’s management decided to cease all direct mail marketing efforts until we had entered into a final settlement agreement with the FTC. In July 2001 we entered into a settlement agreement and voluntarily complied with the order set forth by the FTC. See our Form 10-QSB for the period ended June 30, 2001.

Operating income in Fiscal 2002 was $2,820,625 compared to $2,073,066 in Fiscal 2001 representing an increase of approximately 36%. Income before income taxes was $3,182,814 in Fiscal 2002 and $1,317,698 in Fiscal 2001, an increase of over 140%. The increases in both operating income and income before income taxes were the result of the substantial savings in the billing company and LEC dilution expenses and lower interest expense due to lower debt levels in Fiscal 2002. The Company is likely to continue to experience lower billing expenses as a percentage of revenue but not on the level of the gains experienced in Fiscal 2002. However, the Company intends to increase its marketing efforts in the short term resulting in higher marketing expenses.

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

During the year ended September 30, 2002, the Company structured certain transactions related to its merger with Telco that allowed the Company to utilize net operating losses that were previously believed to be unavailable or limited under the change of control rules of Internal Revenue Code 382. The deferred income tax asset related to these net operating losses recorded at September 30, 2001, was partially offset by a valuation allowance of approximately $773,000. That valuation allowance was eliminated and recognized as a benefit in the year ended September 30, 2002. Due to these changes, the Company recognized income tax benefits of $917,000 that are included as part of the overall tax provision for the year ended September 30, 2002. At September 30, 2002 the Company has utilized all of its federal and state net operating losses.

Net profits for Fiscal 2002 were $2,840,731, or $0.06 per share, compared to $777,264, or $.02 per share for Fiscal 2001. The increase in net income resulted from the increased subscribing customer count and associated revenue cited above with a less than corresponding increase in expenses cited above as well as the usage by the Company of remaining net operating losses which reduced the income tax provision from the previous fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance increased to $767,108 for Fiscal 2002 from $683,847 for Fiscal 2001. We funded working capital requirements primarily from cash generated from operating activities and utilized cash in investing activities and financing activities, primarily through repayments of debt.

Operating Activities. Cash provided by operating activities was $1,158,015 for Fiscal 2002 compared to $3,880,158 for Fiscal 2001. The principal source of our operations revenue is from sales of Internet yellow page advertising. The decrease in cash provided from operations resulted from an increase in the Company’s accounts receivable and customer acquisition costs due to the increased subscribing customer count resulting from our marketing solicitation program.

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

Financing Activities. Cash flows used from financing activities were $830,677 for Fiscal 2002 compared to $3,250,252 for Fiscal 2001. We had cash outflow of approximately $800,000 in Fiscal 2002 relating to the repayment of debt and cash outflow in Fiscal 2001 resulting from the repayment of our credit facility relating to Matthew Markson Ltd. of $3,199,452. During Fiscal 2002, the Company established a Trade Acceptance Draft program with Actrade Financial Technologies which enables the Company to borrow up to $150,000. A trade acceptance draft ("TAD") is a draft signed by the Company made payable to the order of a vendor providing services to the Company. AcTrade provides payment to the vendor and collects from the Company the amount advanced to the vendor (plus interest) under extended payment terms, generally 30, 60 or 90 days. When used, the Company pays a rate of 1% per month of the amount of the TAD. There is no term to the agreement with Actrade and either party may terminate the agreement at any time.

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

The "Puts" were renegotiated and retired. As part of the renegotiated settlement, the Company provided a credit facility of up to $10,000,000 to each of the former Telco shareholders (Mathew & Markson and Morris & Miller. See Item 11.), collateralized by the stock held by these shareholders, with interest at least 0.25 points higher than the Company’s average cost of borrowing. Additional covenants warrant that no more that $1,000,000 can be advanced at any point in time and no advances can be made in excess with out allowing at least 30 days operating cash reserves or if the Company is in an uncured default with any of its lenders. At September 30, 2002, the Company had advanced $233,073 under this agreement.

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

FUTURE OUTLOOK

For fiscal year 2003 we expect to continue our customer satisfaction program whereby we contact our existing customers for their many Mini-Webpage(TM) information and to develop and market new products. We also are generating a new revenue source to provide customer service and technical services to related and industry entities. We presently have agreements with Dial-Up Services, Inc. (dba Simple.Net) to provide both customer and technical services. Simple.Net is an Internet service provider ("ISP") beneficially owned by a director (Deval Johnson) of the Company. SN charges the Company’s customers $2.50 per month for internet access. (See Footnote 12 to the financial statements).

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

REGULATORY ENVIRONMENT: Existing laws and regulations and any future regulation may have a material adverse effect on our business. These effects could include substantial liability including fines and criminal penalties, preclusion from offering certain products or services and the prevention or limitation of certain marketing practices. As a result of such changes, our ability to increase our business through Internet usage could also be substantially limited.

ITEM 7. FINANCIAL STATEMENTS

YP.NET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board
of Directors of YP Corp.:

We have audited the accompanying consolidated balance sheet of YP Corp. and subsidiaries as of September 30, 2002 and the related statements of operations, stockholders’ equity and cash flows for the each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of YP Corp. and subsidiaries as of September 30, 2002, and the consolidated results of its operations and cash flows for each of the two years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, the Company restated its financial statements for the years ended September 30, 2002 and 2001.

/s/    Epstein, Weber & Conover, PLC
Scottsdale, Arizona
December 2, 2002
(except for the restatement of financial statements
described in Note 1, for which the date is November 18, 2005)

YP.NET, INC.

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002

ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$767,108
Accounts receivable, net	3,561,808
Prepaid expenses and other current assets	64,211
Total current assets	4,393,127

ACCOUNTS RECEIVABLE - long term portion	513,485
CUSTOMER ACQUISITION COSTS, net of accumulated amortization of $718,594	1,418,227

PROPERTY AND EQUIPMENT, net	274,459

DEPOSITS AND OTHER ASSETS	150,725

INTELLECTUAL PROPERTY- URL, net of accumulated amortization of $1,481,148	3,578,542

ADVANCES TO AFFILIATES	233,073
RECEIVABLE - COMMON STOCK TO BE RETURNED	115,978
DEFERRED INCOME TAXES	96,036
TOTAL ASSETS	$10,773,652

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable	$195,396
Accrued liabilities	182,797
Notes payable - current portion	352,362
Deferred income taxes	87,221
Income taxes payable	486,243
Total current liabilities	1,304,019

NOTES PAYABLE - long-term portion	115,866
Total liabilities	1,419,885
TEMPORARY EQUITY - Common stock to be returned, 82,500 shares issued and outstanding	115,978

STOCKHOLDERS’ EQUITY:
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized, 131,840 issued and outstanding, liquidation preference $39,552	11,206
Common stock, $.001 par value, 50,000,000 shares authorized, 43,853,624 issued and outstanding	43,854
Paid in capital	4,590,351
Treasury stock at cost	(171,422)
Retained earnings	4,763,800
Total stockholders’ equity	9,237,789
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,773,652

The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

	2002	2001

NET REVENUES	$12,618,126	$13,501,966

OPERATING EXPENSES:
Cost of services	3,497,678	6,150,085
General and administrative expenses	4,754,665	3,987,040
Sales and marketing expenses	963,868	688,349
Depreciation and amortization	581,290	603,426
Total operating expenses	9,797,501	11,428,900

OPERATING INCOME	2,820,625	2,073,066

OTHER (INCOME) AND EXPENSES
Interest expense and other financing costs	92,341	571,248
Interest income	(17,682)	(7,342)
Other Income	(436,848)	191,462

Total other expense	(362,189)	755,368

INCOME BEFORE INCOME TAXES	3,182,814	1,317,698

INCOME TAX PROVISION (BENEFIT)	342,082	540,434

NET INCOME	$2,840,732	$777,264

NET INCOME PER SHARE:
Basic	$0.06	$0.02

Diluted	$0.06	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,024,329	40,738,839

Diluted	44,024,329	40,738,839

The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

	COMMON STOCK		PREFERRED A		TREASURY	PAID-IN	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	STOCK	CAPITAL	EARNINGS	TOTAL

BALANCE OCTOBER 1, 2000	39,035,464	$39,036	1,500,000	$1,500	$(69,822)	$4,081,399	$1,146,298	$5,198,411

Common stock issued for consulting services	850,000	850				147,950		148,800

Common stock issued for extension on debt	4,000,000	4,000				356,000		360,000

Cancellation of preferred stock			(1,500,000)	(1,500)				(1,500)

Purchase of treasury stock					(101,600)			(101,600)

Value of common stock warrants issued						7,176		7,176

Net income							777,264	777,264

BALANCE SEPTEMBER 30, 2001	43,885,464	$43,886	-	$-	$(171,422)	$4,592,525	$1,923,562	$6,388,551

The accompanying notes are an integral part of these consolidated financial statements

YP.NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001 (CONTINUED)

	COMMON STOCK		PREFERRED E		TREASURY	PAID-IN	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	STOCK	CAPITAL	EARNINGS	TOTAL

BALANCE OCTOBER 1, 2001	43,885,464	$43,886	-	$-	$(171,422)	$4,592,525	$1,923,562	$6,388,551

Common stock issued for services	100,000	100				8,900		9,000

Series E preferred stock issued in exchange for common shares	(131,840)	(132)	131,840	11,206		(11,074)		-

Series E preferred stock dividends							(494)	(494)

Net income							2,840,732	2,840,732

BALANCE SEPTEMBER 30, 2002	43,853,624	$43,854	131,840	$11,206	$(171,422)	$4,590,351	$4,763,800	$9,237,789

The accompanying notes are an integral part of these consolidated financial statements

YP.NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:	2002	2001

Net income	$2,840,732	$777,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	581,290	603,426
Issuance of common stock as compensation for services	9,000	148,800
Penalties related to acquisition debt paid by issuance of debt, warrants and stock	-	917,967
Deferred income taxes	1,078,157	(421,457)
Provision for uncollectible accounts	1,375,226	(760,859)
Changes in assets and liabilities:
Accounts receivable	(2,580,410)	1,617,467
Customer acquisition costs	(1,224,983)	37,654
Prepaid and other current assets	(44,042)	79,060
Deposits and other assets	(127,438)	(11,500)
Accounts payable	(119,511)	161,089
Accrued liabilities	106,069	(230,644)
Income taxes payable	(736,075)	961,891
Net cash provided by operating activities	1,158,015	3,880,158

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made to affiliate	(116,757)	(137,152)
Expenditures for intellectual property	(49,688)	-
Purchases of equipment	(77,632)	(28,520)
Net cash used for investing activities	(244,077)	(165,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on borrowings from line of credit	-	(1,577,547)
Principal repayments on notes payable	(830,677)	(1,621,905)
Purchase of treasury stock	-	(50,800)
Net cash used for financing activities	(830,677)	(3,250,252)

INCREASE IN CASH AND CASH EQUIVALENTS	83,261	464,234

CASH AND CASH EQUIVALENTS, beginning of year	683,847	219,613

CASH AND CASH EQUIVALENTS, end of year	$767,108	$683,847

The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS, (CONTINUED)
FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001

SUPPLEMENTAL CASH FLOW INFORMATION:

	2002	2001
Interest Paid	$99,541	$421,013
Income taxes paid	$-0-	$-0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	2002	2001
Common stock issued for services	$9,000	$148,800
Note payable issued in payment of debt extension fee	$-0-	$550,791
Value of common stock issued as payment of debt extension fee	$-0-	$360,000
Common stock exchanged for Series E Convertible
Preferred Stock	$11,206	$-0-
Liability incurred for purchase of treasury stock	$-0-	$50,800

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

At the time that the transaction was agreed to, the Company had 12,567,770 common shares issued and outstanding. As a result of the merger transaction with Telco, there were 29,567,770 common shares outstanding, and the former Telco stockholders held approximately 57% of the Company’s voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Telco, under the purchase method of accounting, and was treated as a recapitalization with Telco as the acquirer. Consistent with reverse acquisition accounting: (i) all of Telco’s assets, liabilities, and accumulated deficit were reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) were reflected at their net asset value as if issued on June 16, 1999. The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company and Telco, its wholly owned subsidiary, for the years ended September 30, 2002 and September 30, 2001. Certain reclassifications have been made to the September 30, 2001 balances to conform to the 2002 presentation.

Restatement of Financial Statements

Subsequent to the issuance of the Company’s financial statements as of September 30, 2002, and the year then ended, the Company determined that the accounting for its common stock issued to, and subsequently recovered from, certain non-performing consultants during 1999 and 2000 should not have been expensed when originally issued as had been previously reported. The subsequent recovery of these shares was recorded as an item in other income at the same value at which they were originally issued. It has been determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. The change in accounting for the recovery of the shares has the effect in the year ended September 30, 2002 of a decrease in net income of $1,035,017 from $3,696,463 to $2,840,732 and a decrease in the net income per share from per share from $0.08 to $0.06.

Additionally, the Company’s consolidated statement of operations for the year ended September 30, 2002, had previously reported net revenues of $13,232,743 which has been decreased by $614,617 due to reclassifications of certain customer refunds of $313,716 previously reported in cost of services and $300,901 of revenue generated for services performed for an affiliate being reclassified as other income. These changes had no effect on net income for the year ended September 30, 2002. It was also noted that 3,081,500 shares of issued common stock had been improperly included in the outstanding shares. These shares were actually treasury shares and therefore should be excluded from the number of shares outstanding. The Company corrected the error by reclassifying the par value of those shares of $3,082 from the common stock account to the paid in capital account. This matter had the effect of overstating the weighted average shares outstanding.

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

Revenue Recognition: The Company’s revenue is generated by customer subscriptions of directory and advertising services. Revenue is billed and recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers ("LEC’s") that provide local telephone service. Monthly subscription billings are generally included on the telephone bills of the customers. Due to billings submitted by the Company being subject to adjustment by the billing companies and the LEC’s, the Company recognizes revenue based on net billings accepted by the LEC’s. Due to the periods of time for which adjustments may be reported by the LEC’s and the billing companies, the Company estimates and accrues for dilution and fees reported subsequent to year-end for initial billings related to services provided for periods within the fiscal year. Revenues generated under billings through the LEC’s were approximately $12,311,000 and $13,005,000 for the fiscal years ended September 30, 2002 and September 30, 2001 respectively.

Revenue for billings to certain customers whom are billed directly by the Company and not through the LEC’s, is recognized based on estimated future collections. Collections under this billing process have historically been poor. Monthly direct bill subscription fee revenue is recognized as earned within the month for which the service is provided. However, these monthly billings are adjusted to take into consideration the poor collection experience. The Company continuously reviews this estimate for reasonableness based on its collection experience. Revenues generated under direct billings were $651,000 and $529,000 for the years ended September 30, 2002 and 2001 respectively.

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

Recently Issued Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The Company will be required to adopt SFAS No. 142 at the beginning of its 2003 fiscal year. The Company is currently reviewing the impact of adoption of SFAS 142, but does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company.

In June 2001, the FASB issued Statement of Financial Accounting Standards No.43, Accounting for Asset Retirement Obligations. The Company is currently reviewing the impact of adoption of SFAS 143, but does not believe the adoption of such will have a material effect on the financial position and results of operations of the Company.

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

The Company provides billing information to third party billing companies for the majority of its monthly billings. Billings submitted are sorted and analyzed for accuracy and completeness ("filtered") by these billing companies and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable. The billing companies remit payments to the Company on the basis of cash ultimately received from the LEC’s by those billing companies. The billing companies and LEC’s charge fees for their services which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. These balances have been classified as long-term assets in the accompanying balance sheet.

The Company experiences significant dilution of its gross billings by the billing companies. The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience. The Company’s cash flow may be affected by holdbacks, fees, and other matters which are determined by the LEC’s and the billing companies. The Company entered into a customer billing service agreement with Integretel, Inc. Integretel provides the majority of the Company’s billings, collections, and related services. The net receivable due from Integretel at September 30, 2002 was $3,955,218, including an allowance for doubtful accounts of $1,695,093.

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

Gross accounts receivable and the aggregate related allowance was $5,944,422 and $1,869,129 at September 30, 2002. The following allowances on accounts receivable existed at September 30, 2002:

Allowance for doubtful accounts	$1,034,899
Allowance for billing company holdbacks	545,608
Allowance for LEC holdbacks	288,622
Total	$1,869,129

The Company expensed billing fees to the LEC’s and third party billing companies of $1,718,573 and $5,544,906 for the years ended September 30, 2002 and 2001 respectively.

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

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2002:

Leasehold improvements	$332,492
Furnishings and fixtures	108,629
Office and computer equipment	256,588
Total	697,709
Less accumulated depreciation	(423,250)

Property and equipment, net	$274,459

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

6.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable at September 30, 2002 are comprised of the following:
Note payable to stockholders, original balance of 2,000,000, interest at 10% per annum. Repayment terms require monthly installments of $100,000 plus interest. Due January 11, 2002. Collateralized by 2,000,000 shares of the Company’s common stock. Note was paid off subsequent to September 30, 2002.	$205,362
Note payable to former Telco stockholders, original balance of $550,000, interest at 10.5% per annum. Repayment terms require monthly installments of principal and interest of $19,045 beginning December 15, 2002. Stated maturity September 25, 2004. Collateralized by all assets of the Company.	115,866
Trade acceptance draft, interest at 12.25% per annum, due November 4, 2002. Collateralized by certain trade accounts receivable.	147,000
468,228
Less current portion	352,362
Totals	$115,866

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During the year ended September 30, 2002, the Company structured certain transactions related to its merger with Telco that allowed the Company to utilize net operating losses that were previously believed to be unavailable or limited under the change of control rules of Internal Revenue Code 382. The deferred income tax asset of approximately $1,463,000 related to these net operating losses recorded at September 30, 2001, was partially offset by a valuation allowance of approximately $773,000. That valuation allowance was eliminated and recognized as a benefit in the year ended September 30, 2002. Due to these changes, the Company recognized an income tax benefit of approximately $917,000 included as part of the tax benefit for the year ended September 30, 2002. At September 30, 2002 the Company has utilized all of its federal and state net operating losses.

Income taxes for years ended September 30, is summarized as follows:

	2002	2001

Current Provision	$376,582	$271,878
Deferred Provision	(34,500)	268,556

Net income tax provision	$342,082	$540,434

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

	2002		2001
Federal statutory rates	$1,082,228	34%	$448,017	34%
State income taxes	222,811	7%	94,275	6%
Utilization of valuation allowance	(773,424)	(43)%	-	-
Change in estimate of NOL due to structuring changes	(143,575)	(4)%	-	-
Other	(45,958)	(1)%	(1,858)	-
Effective rate	$342,082	(7)%	$540,434	40%

At September 30, 2002, deferred income tax assets totaling $695,940 were comprised of $494,252, $101,956, and $99,733 related to differences in book and tax bases of accounts receivable, stock based compensation and intangible assets respectively. During the year ended September 30, 2002 the valuation allowance was reduced by approximately $773,000. There was no change in the valuation allowance in the year ended September 30, 2001.

At September 30, 2002 deferred tax liabilities of $687,127 were comprised of $581,473 and $105,654 related to differences in book and tax bases of customer acquisition costs and property and equipment, respectively.

8.	LEASES

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2005. Rent expense under these leases was $145,052 and $175,464 for the years ended September 30, 2002 and 2001, respectively.

Future minimum annual lease payments under operating lease agreements for years ended September 30 are as follows:

2003	$138,015
2004	42,417
2005	28,278

Total	$208,710

9.	STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

The Company has historically granted shares of its common stock to officers, directors and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. During the year ended September 30, 2002, the Company issued 100,000 shares of common stock to officers and directors valued at $9,000. During the year ended September 30, 2001, the Company issued 850,000 shares of common stock to officers, directors and consultants valued at $148,800

Common Stock Issued for Debt Extension

The former holder of the Yellow-page.net. URL made a claim against the Company in the year ended September 30, 2001. The former URL holder claimed that it was owed $1,000,000 that represented a loan extension fee for an extension given in 1999. The Company disputed the claim but ultimately settled with the former URL holder. The settlement agreement required the Company to pay the former URL holder $550,000, 4,000,000 shares of the Company’s common stock and warrants for and additional 500,000 shares of the Company’s common stock. The Company recorded an expense of approximately $917,000 related to the settlement representing the principal amount of the note payable, $360,000 as the fair value of the 4,000,000 common shares and $7,176 as the fair value of the warrants. The value of the common stock was determined on the basis of the quoted trading price of the shares on the date of the agreement. The fair value of the warrants was determined on the using the Black-Scholes option pricing model.

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

During the year ended September 30, 2002, pursuant to an existing tender offer, holders of 131,840 shares of the Company’s common stock exchanged said shares for an equal number of the Series E Convertible Preferred shares, at the then $0.085 market value of the common stock. As of September 30, 2002, the liquidation preference value of the outstanding Series E Convertible Preferred Stock was $39,552, and dividends totaling $494 had been accrued and paid associated with said shares.

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

The "Puts" were renegotiated and retired. As part of the renegotiated settlement, the Company provided a credit facility of up to $10,000,000 to each of the former Telco shareholders (Mathew & Markson and Morris & Miller), collateralized by the stock held by these shareholders, with interest at least 0.25 points higher than the Company’s average cost of borrowing. Additional covenants warrant that no more that $1,000,000 can be advanced at any point in time and no advances can be made in excess with out allowing at least 30 days operating cash reserves or if the Company is in an uncured default with any of its lenders. The advance agreement has no stipulated expiration date. At September 30, 2002, the Company had advanced $233,073 under this agreement. The interest rate on these advances was 8% at September 30,2002. Based on the requirement for 30 days cash reserve, the Company estimates that the maximum balance that could be drawn under this agreement at September 30, 2002 is approximately $525,000. At September 30, 2002 ,$233,073 was drawn on the advance agreement.

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

The following presents the computation of basic and diluted loss per share from continuing operations:

	2002			2001
	Income	Shares	Per Share	Income	Shares	Per share

Net Income	$2,840,731			$777,264
Preferred stock dividends	(494)			-

Income available to common Stockholders	$2,840,237			$777,264

BASIC EARNINGS PER SHARE:

Income available to common stockholders	$2,840,237	44,024,329	$0.06	$777,264	40,738,839	$0.02

Effect of dilutive securities	N/A	N/A		N/A	N/A

DILUTED EARNINGS PER SHARE	$2,840,237	44,024,329	$0.06	$777,264	40,738,839	$0.02

12.	RELATED PARTY TRANSACTIONS

During the years ended September 30, 2002 and 2001, the Company entered into the related party transactions with Board members, officers and affiliated entities as described below:

Directors & Officers

Board of Director fees for the years ended September 30, 2002 and 2001 were $101,120 and $45,000 respectively. The Company also paid entities owned or controlled by certain board members $147,625 and $147,000 in 2002 and 2001, respectively, for consulting services other than routine Board duties. At September 30, 2002, $40,000 of the 2002 amount was accrued but unpaid. The Company also granted 100,000 shares of common stock to certain directors as part of their Board of Director fees for the year ended September 30, 2002. During the year ended September 30, 2002, the Company made loans to its Chief Executive Officer and its Chief Financial Officer. The Board of Directors approved the loans as part of the officers’ respective compensation packages. The loans carried an 8% interest rate and were collateralized by shares of Company common stock owned by the officers’ valued at the greater of $1.00 per share or the current market price of the shares. The loans to the CEO and CFO totaled approximately $200,000 and $17,000 respectively. At September 30, 2002, the loan to the CEO was repaid and a bonus of a similar amount was paid. In May 2002, the CFO resigned. The Company believes the value of the collateral may not be sufficient to cover the outstanding loan balance. Thus, the Company has fully reserved the balance due on the loan.

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

Commercial Finance Services d/b/a/ HR Management ("CFS")

The Company leases its employees from Commercial Finance Services, Inc. d/b/a HR Management (CFS). CFS provides factoring and financing services as well as act as a professional employer organization ("PEO") for small to mid-sized companies. CFS does not provide any services to the Company, other than those of a PEO. The majority of the Company’s payroll is paid via CFS. This arrangement allows the Company to offer additional employee benefits by sharing those costs with other clients of CFS. The Company pays CFS a monthly fee of $2,800 for payroll and benefit administration. The majority owner of CFS is Central Account Services, Inc.(CAS). CAS is partially owned by the Company’s primary legal counsel (3% ownership) and its former CFO (4% ownership). The remaining ownership of CAS is unrelated to the Company. The principal stockholders of the Company have provided significant financing to CFS in the form of an interest bearing loan. Said stockholders are not involved in the management of or represented on the boards of the Company or SN.

Business Executive Services, Inc.

The Company has contracted with Business Executive Services, Inc. ("BESI"), an entity affiliated through certain common management, for processing of direct mail solicitation, welcome letters, and other customer communications. BESI subleases a portion of the Company’s office space. The Company pays a base fee of $15,750 per month plus a fee based on a per mail piece price of $0.015 based on the number of mail pieces prepared and sent. The floor amount is adjusted quarterly. During the year ended September 30, 2002, the Company paid $176,149 to BESI related to this agreement.

A director (Greg Crane) of the Company was employed, through an employee leasing arrangement, by BESI and received a salary of approximately $2,000 per month from BESI and bonuses in an undetermined amount. Mr. Crane is no longer employed by BESI. BESI has no ownership in the Company. The Company paid BESI $90,000 under this arrangement.

Advertising Management & Consulting Services, Inc.

Advertising Management& Consulting Services Inc. ("AMCS"), is a marketing and advertising company experienced in designing Direct Marketing Pieces, insuring compliance with regulatory authorities for those pieces and designing new products that can be mass marketed through the mail. AMCS’ president is a director of the Company.

The Company outsources the design and testing of its many direct mail pieces to AMCS for a monthly fee of $20,000 per month. AMS is also solely responsible for the new products that have been added to the Company’s website and is working on new mass-market products to offer the Company’s customers.

Other

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

Advances to affiliates are summarized as follows at September 30, 2002:

Sunbelt Financial	$197,640
The Thompson Group	16,899
Mathew & Markson	233,073
Total	447,612
Less allowance	(214,539)
Total	$233,073

13.	CONCENTRATION OF CREDIT RISK

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

During the year ended September 30, 2002, the Company’s shareholders approved the 2002 Employees, Officers & Directors Stock Option Plan (the 2002 Plan). Under the 2002 Plan, the total number of shares of common stock that may be granted is 3,000,000. The Plan provides that shares granted come from the Corporation’s authorized but unissued common stock. The price of the options granted under this plan shall not be less than 100% of the fair market value, or in the case of a grant to a principal shareholder, not less than 110% of the fair market value of such common shares at the date of grant. The options expire 10 years from the date of grant. At September 30, 2002, no stock options had been granted under the 2002 Plan. Under the Employee Incentive Stock Option Plan approved by the stockholders in 1998, the total number of shares of common stock that may be granted is 1,500,000. The plan provides that shares granted come from the Corporation’s authorized but unissued common stock. The price of the options granted pursuant to this plan shall not be less than 100 percent of the fair market value of the shares on the date of grant. The options expire from five to ten years from date of grant. At September 30, 2002, the Company had granted an aggregate of 1,212,000 options under this plan, all of which had expired as of September 30, 2001.

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

At September 30, 2002, there were no options exercisable or outstanding. No options were granted in the years ended September 30, 2002 and 2001. The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

	2002		2001
		Weighted Average Exercise Price		Weighted Average Exercise Price
Warrants outstanding at beginning of year	500,000	$2.12	350,000	$2.00
Granted	-0-		500,000	$2.12
Expired	-0-		(350,000)	$2.00
Exercised	-0-		-0-
Outstanding at September 30,	500,000	$2.12	500,000	$2.12

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

Other income for the year ended September 30, 2002, includes a gain of $267,000 related to the rescission of a consulting contract that was entered into in a prior year (NOTE 9). Also, included is a gain of $130,000, net of legal costs, resulting from the settlement of a dispute with one of the Company’s former billing companies.

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Subsequent to filing the interim financial statements included on Form 10-QSB for the periods ending December 31, 2000, March 31, 2001, June 30, 2001, December 31, 2001, March 31, 2002, and June 30, 2002, the Company has changed its accounting treatment of shares issued to non-performing consultants. The previously filed interim statements reflected an expense upon issuance of the shares and a reversal of this expense when it was deemed (through a settlement agreement or judgment) that these shares would be returned. However, after further analysis and consultation with the Securities and Exchange Commission, it was determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. Such treatment is described in Note 2.

The following table sets forth the impact of this change on the following three month periods:

	Quarter Ended
	December 31, 2001	March 30, 2002	June 30, 2002	September 30, 2002

Quarterly Data Per 10-Q Filings
Net revenues	$2,992,993	$2,839,438	$3,416,953	na
Gross profit	1,808,716	2,106,037	2,248,557	na
Net income	306,349	620,288	798,742	na

Earnings per share information:
Basic	$0.01	$0.01	$0.02	na
Diluted	$0.01	$0.01	$0.02	na

Revised Quarterly Data
Net revenues	$2,992,993	$2,839,438	$3,416,953	$3,368,742
Gross profit	1,808,716	2,106,036	2,248,557	2,957,139
Net income	306,349	620,286	640,728	1,273,369

Earnings per share information:
Basic	$0.01	$0.01	$0.01	$0.03
Diluted	$0.01	$0.01	$0.01	$0.03

	Quarter Ended
	December 31, 2000	March 30, 2001	June 30, 2001	September 30, 2001

Quarterly Data Per 10-Q Filings
Net revenues	$4,526,623	$4,138,223	$4,033,088	na
Gross profit	1,640,271	1,697,869	1,548,103	na
Net income	518,396	578,984	428,852	na

Earnings per share information:
Basic	$0.01	$0.01	$0.01	na
Diluted	$0.01	$0.01	$0.01	na

Revised Quarterly Data
Net revenues	$4,526,623	$4,138,223	$4,033,088	$804,032
Gross profit	1,640,271	1,697,869	1,548,103	2,465,638
Net income	452,396	343,817	428,852	(447,801)

Earnings per share information:
Basic	$0.01	$0.01	$0.01	$(0.01)
Diluted	$0.01	$0.01	$0.01	$(0.01)

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