Form 10KSB/A
period 2003-09-30
YP CORP
filed 2005-12-01
CIK 1045742

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 3)

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

Registrant’s revenues for its most recent fiscal year were $30,767,444.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on December 26, 2003 was approximately $29,600,000.

The number of shares outstanding of the registrant’s classes of common stock, as of December 26, 2003 was 48,560,802.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A (this “Amendment”) amends the Annual Report on Form 10-KSB for the year ended September 30, 2003, as originally filed by YP Corp. on December 31, 2003 (the “Original Filing”), and as amended by Amendment No. 1 on Form 10-KSB/A filed on January 30, 2004, and further amended by Amendment No. 2 on Form 10-KSB/A filed on September 23, 2004, solely for the purpose of revising Part II, Items 6, 7 and 8A to amend and restate the disclosure with respect to our accounting for shares issued to, and subsequently recovered from, certain non-performing consultants during 1999 and 2000. The historical financial statements generated by predecessor management reflected an expense upon issuance of the shares and a reversal of this expense when it was deemed (through a settlement agreement or judgment) that these shares would be returned. However, after further analysis and consultation with the Securities and Exchange Commission, it was determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. The net decrease to cumulative after-tax income of approximately $510,000 relates to shares issued in 1999 that were expected to be returned but, for various reasons, cannot be obtained. Such amounts will continue to be reflected as expense in the year granted and our revised statements will no longer reflect the reversal of this expense.

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

PART II

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended September 30, 2003, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 7 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-KSB, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to: (i) our expectation that legal costs relating to the litigation involving our CEO will not be significant after December 31, 2003; (ii) our projection that capital expenditures will not increase at the same rate in the future; (iii) our anticipation of the cessation of advances to affiliates and the beginning to pay a cash dividend on our common stock in fiscal 2004; (iv) our belief that our direct mail marketing costs in fiscal 2004 will be consistent with our expenditures in fiscal 2003; and (v) our expectation that initial costs incurred in our branding initiative will not immediately result in financial benefit to the Company.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section below titled “Certain Risk Factors Affecting Our Business,” as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

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

To generate revenues, certain advertisers pay us a monthly fee for our IAP in the same manner that advertisers pay additional fees to traditional print Yellow Page providers for enhanced advertisement font, location or display. The IAP includes a Mini-Webpage’, map directions, a toll-free calling feature, a link to the advertiser’s own webpage and, at no additional charge, a priority or preferred placement on our website. The users of our website(s) are prospective customers for our advertisers.

We also offer other ancillary services and products that currently account for less than 5% of our revenue. These ancillary services and products include website design and hosting, and dial-up Internet access.

Sales and Marketing

We employ a direct mail marketing program to solicit our IAP advertisers. Currently, our direct mail marketing program includes a promotional incentive in the form of a $3.25 activation check that a solicited business simply deposits with its bank to activate the service and become an IAP advertiser on a monthly basis. As a method of third-party verification, the potential IAP advertiser’s bank verifies that the depositing party is in fact the solicited business. Upon notice of activation by the IAP advertiser’s bank, we contact the business to confirm the order. Within 30 days of activation, we also send a confirmation card to the business. We offer a cancellation period of 120 days with a full refund. Our direct mail marketing program complies with and, in many instances, exceeds the United States Federal Trade Commission, or “FTC,” requirements as established by an agreement between our company and the FTC.

IAP advertisers

In September 2003, we revised the method by which we count our IAP advertisers. We now differentiate between “paying IAP advertisers” and “activated IAP advertisers.” Paying IAP advertisers, as the name implies, are those advertisers that are actually currently paying for the IAP service. The terms activated IAP advertisers or activated advertisers are broader and more inclusive terms. They include those advertisers that currently are paying for the IAP service, as well as those advertisers that either have signed-up for the IAP service but have not yet been billed or have been billed but have not yet remitted to us their fees.

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

Methods of Billing

We bill most of our IAP advertisers on their local telephone bill through their Local Exchange Carrier, or “LEC.” We are one of only a few independent Internet advertisers that are permitted to utilize this unique and cost-efficient method of billing. By billing our IAP advertisers on their local telephone bill, we believe we are able to realize a greater average rate of collection than direct invoice-billing. The amount and frequency of collections on invoice-billed IAP advertisers historically has been significantly lower than for IAP advertisers billed on their monthly telephone bill. Accordingly, our revenues can be negatively impacted if the billing method used to bill a IAP advertiser converts from monthly telephone bill invoicing to direct invoicing.

We are not permitted to bill our IAP advertisers through Competitive Local Exchange Carriers, or CLECs. Recently, the CLEC’s have been participating in providing local telephone services to IAP advertisers at an increasing rate. We have begun to address this problem and we are implementing data filters to reduce the effects of the CLEC’s. We have also sought other billing methods to reduce the adverse effects of the CLEC billings, including Automated Clearing House, or ACH, which is direct debit from the IAP advertiser’s bank account and credit cards. ACH billing now accounts for approximately 12% of our total billings and has reduced our dependency on LEC billing. We expect this trend to continue and escalate.

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

Critical Accounting Estimates and Assumptions

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported. A summary of our significant accounting policies are detailed in the notes to the financial statements which are an integral component of this filing.

The following summarizes critical estimates made by management in the preparation of the financial statements:

•	Revenue Recognition:

Our revenue is generated by customer subscriptions for directory and advertising services. Our billing and collection procedures include significant involvement of outside parties. We obtain customers through direct mail advertising. When a customer subscribes to our service we create an electronic customer file, which is the basis for the billing. We submit gross billings electronically to third party billing aggregators. These billing aggregators compile and format the information submitted to us and forward the billing records to appropriate LECs. The billing for our service flows through to monthly bills of the individual LEC customers. The LECs collect our billing and remit amounts to the billing aggregators who in turn remit funds to us. Within this process, there are numerous adjustments, charges and holdbacks implemented by the billing aggregators and LEC’s.

o
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

o
Unbillable records. We recognize revenue during the month for which the service is provided based on net billings accepted by the billing aggregators. The billing aggregators may reject and return billing records to us if there is no immediate match in their database as a valid “Billing Telephone Number” (“BTN”). We analyze the trend of accepted vs. rejected billing records. Only accepted records are recognized as revenue. We then analyze the reasons for a record being rejected and then attempt to correct the record for resubmittal. Because there may be a period of 30-60 days to obtain information from the billing aggregators that identify BTNs, we estimate that amount when billed and those billings are excluded from revenue.

o
Direct bill customers. We bill many subscribers directly. Our collection rate on these billings is significantly lower than those processed through the LECs. We track collections on direct billed customers and recognize revenue from those customers based on the historical collection rates. Our recent collection experience on these billings is approximately 10% to 12%.

o
Dilution and Related Reserves. We reserve for future fees, chargebacks and holdbacks charged by the LECs and third party billing aggregators that are related. Because there may be a period of time from when the billings are initiated and fees and holdbacks are adjusted and processed by the billing aggregators, we estimate those fees based on contractual agreements with the billing aggregators and historical experience. Fees and expenses charged by the LECs and billing aggregators are charged to cost of services and netted against gross accounts receivable. Total dilution has approximated 25% to 30% of gross billings.

•	Allowance for Doubtful Accounts:

Cash is received through the process discussed above. We have contractual advance rates with our third party billing aggregators. The billing aggregators report to us their holdbacks. These holdbacks include those submitted by the LECs. Some of these holdbacks may take 12-18 months to collect and “true-up” with the billing aggregators. We estimate an allowance for doubtful accounts on the basis of information provided by the billing aggregators. This information is an indicator of timely payments made by our subscribers. At September 30, 2003, the allowance for doubtful accounts was approximately 30% of gross accounts receivable.

•	Carrying Value of Intellectual Property:

The carrying value of our intellectual property at September 30, 2003, relates primarily to the purchase of the Yellow-Page.Net Universal Resource Locator (“URL”) from Telco Billing. The URL is recorded at its $5,000,000 purchase price less accumulated amortization of $1,820,517. We have estimated the useful life of this asset to be 20 years.

We believe that based on our current income and cash flow, the carrying value of the URL is not impaired at September 30, 2003. We believe our customers use this URL for maintaining their subscriptions to the Company’s service. The Company has had an unaffiliated, independent third party appraiser perform a valuation of the URL. That valuation also supports the conclusion that the value is not impaired at September 30, 2003.

•	Capitalization of Direct Response Advertising Costs and Amortization Thereof:

The Company purchases mailing lists and sends advertising materials to prospective subscribers from those mailing lists. Customers subscribe to the services by positively responding to those advertising materials, which serve as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eighteen months, the estimated average period of retention for new customers. We believe that when a customer is retained through the 120-day refund period, long term retention is longer than be 18 month amortization period. However, due to attrition in the first months of a new subscription, the amortization period has been determined to the 18 months. The carrying value of $3,243,241 includes the gross cost of approximately $6,157,017 less amortization of $2,913,776.

•	Income Taxes:

Management evaluates the probability of the utilization of the deferred income tax assets. The Company has estimated a $1,641,000 deferred income tax asset at September 30, 2003. Of that amount, $979,000 related to net operating loss carryforwards at September 30, 2003. Management determined that because the Company has been generating taxable income it was appropriate to recognize the deferred income tax asset related to the net operating loss carryforward. Management is required to make judgments and estimates related to the timing and utilization of net operating loss carryforwards, utilization of other deferred income tax assets, applicable tax rates and feasible tax planning strategies.

Future Outlook

We expect to make progress on a number of initiatives over the next six to twelve months, including the following:

•	attempt to get listed on a national exchange or quotation system;

•	add additional independent directors to our Board of Directors;

•	establish an audit committee that fully complies with the requirements of Sarbanes-Oxley and the exchanges;

•	engage a national auditing firm;

•	obtain broader, more sophisticated and more reliable research coverage; and

•
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

Recent Developments

Litigation by others against our Chairman and CEO

By order of the Board of Directors, we have been funding the litigation defense of our Chairman and CEO, Angelo Tullo, as it related to claims made by New Horizon Capital, LLC (“New Horizon”), the successor in interest to American Business Funding Corp. These claims were not adverse to the Company. However, the Board of Directors determined that clearing Mr. Tullo’s name was important to our future success because of the results he has achieved on behalf of our investors.

In December 2003, New Horizon agreed to have the litigation against Mr. Tullo dismissed. New Horizon was ordered by the judge to pay, and has paid, $10,000 to Mr. Tullo’s lawyers as compensation for certain expert witness fees that were to be paid by Mr. Tullo.

We will finish paying for the expenses relative to this case in the second quarter of fiscal 2004 and no further significant expenses are expected to be incurred after December 31, 2003.

Termination of the Revolving Loan Agreements With Our Major Shareholders—Mathew and Markson and Morris & Miller, LTD (“M&M’s”)

As part of the original acquisition of our subsidiary, Telco Billing, from the M&Ms, we provided them with the right to “put” back to us their shares of Company common stock under certain circumstances. We subsequently entered into a new arrangement with the M&Ms, whereby their “put” rights were terminated in exchange for the establishment of revolving lines of credit. Under these lines of credit, we agreed to lend up to $10 million to each of the M&Ms, subject to certain limitations.

In December 2003, we entered into an agreement with the M&M’s to terminate the revolving lines of credit previously provided to them. Under this termination agreement, which is effective as of April 9, 2004, we are to make final advancements to the M&Ms of approximately $1,300,000. The aggregate of all advances made by the Company to these shareholders is to be repaid to the Company at the end of three years, along with accrued interest.

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

$50,000 on January 30, 2004
$100,000 on February 27, 2004
$75,000 on March 31, 2004
Sufficient funds to pay 3 years interest on April 9, 2004

Within ten days after April 9, 2004, the M&M’s will prepay all of the interest on their loans for the next 36 months. We will continue to retain pledged stock as collateral for the repayment of all such loans, which, by agreement, mature December 2006.

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

Prior to this agreement, we purchased Internet Dial Up access from Simple.net and performed various services for Simple.Net for a fee. These services included Customer Service support for Simple.Net’s customers and Technology Support and Billing assistance. At the time the contract(s) were entered into, this was beneficial to us because we did not have sufficient dial-up customers to avoid a minimum fee to the backbone providers, which are companies that own the cable and copper wire cables necessary to provide the service. As our customer base has grown, we are now able to economically enter into our own wholesale contract and in fact have with GlobalPOPs.

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

Results of Operations

Fiscal Year End September 30, 2003 Compared to Fiscal Year End September 30,
2002.

Net revenue for the year ended September 30, 2003 (“Fiscal 2003”) was $30,767,444 compared to $12,618,126 for the year ended September 30, 2002 (“Fiscal 2002”) representing an increase of approximately 144%. This increase in net revenue is the result of three factors: an increase in the number of our IAP Advertisers, the conversion of certain Advertisers from direct bill invoice to monthly telephone billing and an increase in our monthly pricing. These three factors are discussed further below.

Our IAP Advertiser count increased to 255,376 at September 30, 2003 compared to 113,565 at September 30, 2002, an increase of approximately 125%. Relating to the conversion of certain Advertisers to monthly telephone billing, in August, 2003, we analyzed our database of IAP Advertisers that were being billed via direct monthly invoice to determine which of these Advertisers were eligible to be billed on their monthly telephone bill. As a result of this analysis, we determined that 46,717 Advertisers were eligible for monthly telephone billing. As previously described under “Billing” and in the Financial Statement footnotes, our revenue recognition and collections are significantly higher when Advertisers are billed on their monthly telephone bills rather than through direct invoice. Relating to our price increase, we now charge $21.95 monthly versus $17.95 previously for new IAP Advertisers. In addition, the monthly charge to existing IAP Advertisers was increased to $24.95 monthly upon the first anniversary of their listing. This price increase was instituted on March 20, 2003.

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

Cost of services for Fiscal 2003 was $8,473,768 compared to $3,497,678, an increase of 142%. The increase in cost of services is due to the increased IAP customer count, as well as the increase in our direct mail solicitation effort whereby we are currently mailing, on average, approximately 1 million mailers to businesses each month. Cost of services as a percent of net revenue was approximately 27% for Fiscal 2003 compared to 28% for Fiscal 2002. Gross margins improved to 73% in Fiscal 2003 compared to 72% in Fiscal 2002. The improvement in gross margin results from the leveraging of certain fixed costs, included in cost of services, over a larger customer base.

General and administrative expenses for Fiscal 2003 were $8,657,690 compared to $4,754,665 for Fiscal 2002, an increase of approximately 82%. General and administrative expenses increased due to an increase in costs and employees relating to our previously-described growth in IAP Advertisers, the establishment in Fiscal 2003 of our Quality Assurance and Outbound departments as well as an increase in certain officers’ compensation relating to employment contracts with such officers. In addition, during Fiscal 2003, the Company paid $410,054 for the costs of defending a civil action filed against its CEO and Chairman pursuant to a Board of Directors resolution. The action involved a business in which the CEO was formerly involved. The Board believed that it was important and in our best interests and in the best interests of our shareholders to resolve this matter as soon as possible. As described under “Recent Developments,” this matter has now been resolved and we no longer expect to incur significant legal costs after December 31, 2003 relating to this matter. Excluding the previously described legal costs, general and administrative expenses increased approximately 67% in Fiscal 2003 over Fiscal 2003. As a percent of net revenue, general and administrative expenses were approximately 28% in Fiscal 2003 compared to approximately 38 % in Fiscal 2002. Excluding the previously-described legal costs, general and administrative expenses as a percent of net revenue was approximately 26% in Fiscal 2003 compared to 38% in Fiscal 2002.

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

Depreciation and amortization was $660,475 in Fiscal 2003 compared to $581,290 in Fiscal 2002, an increase of approximately 14%. This increase was primarily the result of a substantial upgrade of our information technology systems as well as hardware purchased relating to the establishment of our Quality Assurance and Outbound marketing departments. These efforts involved capital expenditures of $736,955 in Fiscal 2003 compared to 77,632 in Fiscal 2002. We do not anticipate capital expenditures to grow at this same rate in the future. In addition, amortization increased in Fiscal 2003 as a result of our agreement with OnRamp Access, Inc. to license the YP.Com Uniform Resource Locator (“URL”).

The cost of the Yellow-Page.Net URL was capitalized at its cost of $5,000,000.
The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $351,933 for the year ended September 30, 2003. Annual amortization expense in future years related to this URL is anticipated to be approximately $350,000-450,000.

Operating income in Fiscal 2003 was $9,106,890 compared to $2,820,625 in fiscal 2002 representing an increase of approximately 223%. As a percent of net revenue, operating income was approximately 30 % in Fiscal 2003 versus approximately 22% in Fiscal 2002. The increase in operating income resulted from the previously mentioned increases in net revenue as well as the leveraging of part of our fixed costs, included in cost of services and general and administrative expenses, over a larger customer base

Interest expense for Fiscal 2003 was $19,728 compared to $92,341 for Fiscal 2002. The decrease in interest expense was a result of decreased debt due to the repayment of approximately $800,000 of debt in Fiscal 2002.

Interest income was $108,995 in Fiscal 2003 compared to $17,682 in Fiscal 2002 resulting from our increased profitability and cash.

Other expense (income) was a net of $291,002 in income in Fiscal 2003 versus $436,848 of income in Fiscal 2002. The primary components of other income are technical and service income from Simple.net ($618,612 and $300,900, in Fiscal 2003 and 2002, respectively), offset by legal expenses incurred relating to stock settlements of $240,935 in Fiscal 2003.

Income before income taxes was $9,487,159 in Fiscal 2003 and $3,182,814 in Fiscal 2002, representing an increase of approximately 198%. As a percent of net revenue, income before income taxes was 31% in Fiscal 2003 compared to 25% in Fiscal 2002.

The income tax provision was $1,871,293 in Fiscal 2003 compared to an income tax benefit of $342,082 in Fiscal 2002. The increase in the income tax provision is the result of our increased profitability in Fiscal 2003 offset by the use of our net operating loss carryforwards. During Fiscal 2003 and 2002, our structured certain transactions related to its merger with Telco that allowed the Company to utilize net operating losses that were previously believed to be unavailable or limited under the change of control rules of Internal Revenue Code 382.

Net income for Fiscal 2003 was $7,615,866, or $0.17 per share, compared to $2,840,732 or $0.06 per share for Fiscal 2002, an increase in net profit of approximately 114% despite a much higher tax provision in Fiscal 2003. The increase in net income resulted from the increased IAP Advertiser count and associated revenue cited above with a less than corresponding increase in expenses cited above offset by the greater tax provision in Fiscal 2003. Net profit as a percent of revenue increased to approximately 25% in Fiscal 2003 from 23%% in Fiscal 2002.

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

Investing Activities. Cash used by investing activities was $2,798,500 for Fiscal 2003 compared to $244,077 for Fiscal 2002. Advances to affiliates increased to $1,893,131 in Fiscal 2003 compared to $116,757 in Fiscal 2002. As described under “Recent Developments,” advances to affiliates are expected to cease in Fiscal 2004. We intend to institute a quarterly $0.01 per share dividend on our common stock at that time. In Fiscal 2003, we purchased $736,955 of equipment compared to $77,632 in Fiscal 2002. Increased computer purchases in Fiscal 2003 resulted from the previously described upgrade to our information technology systems as well as the establishment of our Quality Assurance and Outbound efforts. We do expect capital expenditures to increase at this same growth rate in the future. Expenditures for intellectual property increased to $261,545 in Fiscal 2003 compared to $49,688 in Fiscal 2002. This increase primarily resulted from the licensing of the YP.Com URL from OnRamp Access, Inc.

Financing Activities. Cash flows used from financing activities were $351,998 for Fiscal 2003 compared to $830,677 for Fiscal 2002. Regarding debt proceeds, we borrowed $378,169 in Fiscal 2003 from two credit facilities. These credit facilities are maintained primarily for safety and security back-up purposes as our cash flow is generally more than sufficient to maintain and grow the business. In Fiscal 2003, we established a Trade Acceptance Draft program with Actrade Financial Technologies (“Actrade”), which enables us to borrow up to $150,000. A trade acceptance draft (“TAD”) is a draft signed by us and made payable to the order of a vendor providing us services. AcTrade provides payment to the vendor and collects from us the amount advanced to the vendor (plus interest) under extended payment terms, generally 30, 60 or 90 days. When used, we pay a rate of one percent per month of the amount of the TAD. There is no term to the agreement with Actrade and either party may terminate the agreement at any time.

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

We also depend upon our billing aggregators to efficiently bill and collect monies from the Local Exchange Carriers (LEC) relating to the LEC’s billing and collection of our monthly charges from advertisers. We currently have agreements with two billing aggregators. Any disruption in our billing aggregators’ ability to perform these functions could adversely affect our financial condition and results of operations.

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

We currently are exploring opportunities to offer our services in other English-speaking countries. We have limited experience in developing and marketing our services internationally, and we may not be able to successfully execute our business model in markets outside the United States. We will face a number of risks inherent in doing business in international markets, including the following:

•	international markets typically experience lower levels of Internet usage and Internet advertising than the United States, which could result in lower-than-expected demand for our services;

•	unexpected changes in regulatory requirements;

•	potentially adverse tax consequences;

•	difficulties in staffing and managing foreign operations;

•	changing economic conditions;

•	exposures to different legal standards, particularly with respect to intellectual property and distribution of information over the Internet;

•	burdens of complying with a variety of foreign laws; and

•	fluctuations in currency exchange rates.

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

In the event that no exclusion from the definition of “penny stock” under the Exchange Act is available, then any broker engaging in a transaction in our common stock will be required to provide its IAP advertisers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our securities held in the IAP advertiser’s accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the IAP advertiser’s confirmation of sale. Certain brokers are less willing to engage in transactions involving “penny stocks” as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

YP.NET, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board
of Directors of YP Corp.:

We have audited the accompanying consolidated balance sheet of YP Corp. and subsidiaries as of September 30, 2003 and the related statements of operations, stockholders’ equity and cash flows for the each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of YP Corp. and subsidiaries as of September 30, 2003, and the consolidated results of its operations and cash flows for each of the two years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, the Company restated its financial statements for the years ended September 30, 2003 and 2002.

/s/ Epstein, Weber & Conover, PLC
Scottsdale, Arizona
December 5, 2003
(except for the restatement of financial statements
described in Note 1, for which the date is November 18, 2005)

YP.NET, INC.

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2003

ASSETS:
CURRENT ASSETS
Cash and cash equivalents	$2,378,848
Accounts receivable, net	7,328,624
Prepaid expenses and other current assets	154,276
Deferred tax asset	1,400,637
Total current assets	11,262,385

ACCOUNTS RECEIVABLE - long term portion	1,123,505
CUSTOMER ACQUISITION COSTS, net of accumulated amortization of $2,913,776	3,243,241
PROPERTY AND EQUIPMENT, net	731,142
DEPOSITS AND OTHER ASSETS	148,310
INTELLECTUAL PROPERTY- URL, net of accumulated amortization of $1,868,283	3,512,952
ADVANCES TO AFFILIATES	2,126,204
DEFERRED INCOME TAXES	239,952
TOTAL ASSETS	$22,387,691

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable	$428,423
Accrued liabilities	1,413,245
Notes payable - current portion	115,868
Income taxes payable	2,689,312
Total current liabilities	4,646,848
Total liabilities	4,646,848

STOCKHOLDERS' EQUITY:
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized, 131,840 issued and outstanding, liquidation preference $39,552	11,206
Common stock, $.001 par value, 100,000,000 shares authorized, 55,265,136 issued, 49,348,287 outstanding	49,348
Paid in capital	9,359,866
Deferred stock compensation	(3,840,843)
Treasury stock at cost	(216,422)
Retained earnings	12,377,688
Total stockholders' equity	17,740,843
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,387,691

 The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

	2003	2002

NET REVENUES	$30,767,444	$12,618,126

OPERATING EXPENSES:
Cost of services	8,473,746	3,497,678
General and administrative expenses	8,657,690	4,754,665
Sales and marketing expenses	3,868,643	963,868
Depreciation and amortization	660,475	581,290
Total operating expenses	21,660,554	9,797,501

OPERATING INCOME	9,106,890	2,820,625

OTHER (INCOME) AND EXPENSES
Interest expense and other financing costs	19,728	92,341
Interest income	(108,995)	(17,682)
Other expense/(income)	(291,002)	(436,848)

Total other income	(380,269)	(362,189)

INCOME BEFORE INCOME TAXES	9,487,159	3,182,814

INCOME TAX PROVISION (BENEFIT)	1,871,293	342,082

NET INCOME	$7,615,866	$2,840,732

NET INCOME PER SHARE:
Basic	$0.17	$0.06
Diluted	$0.17	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,591,590	41,753,464
Diluted	45,591,590	41,753,464

The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

	Common Stock		Preferred E		Treasury	Paid-in	Retained
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Total
			___________
BALANCE OCTOBER 1, 2001	40,801,449	$40,802	-	$-	$(171,422)	$4,595,609	$1,923,562	$6,388,551

Common stock issued for services	100,000	100				8,900		9,000

Series E preferred stock issued in exchange for common shares	(131,840)	(132)	131,840	11,206		(11,074)		-

Series E preferred stock dividends							(494)	(494)

Net income							2,840,732	2,840,732

BALANCE SEPTEMBER 30, 2002	40,769,609	$40,770	131,840	$11,206	$(171,422)	$4,593,435	$4,763,800	$9,237,789

(CONTINUED)

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002            (continued)

	Common Stock		Preferred E		Treasury	Paid-in	Deferred	Retained
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Earnings	Total
			___________
BALANCE OCTOBER 1, 2002	40,769,609	$40,770	131,840	$11,206	$(171,422)	$4,593,435	$-	$4,763,800	$9,237,789

Common stock issued for services	7,005,678	7,006				712,678			719,684

Common stock issued for URL	100,000	100				59,900			60,000

Purchase of treasury stock	(500,000)	(500)			(45,000)	500			(45,000)

Series E preferred stock dividends								(1,978)	(1,978)

Common stock issued in restricted stock plan	1,973,000	1,973				3,993,352	(3,995,325)		-

Amortization of deferred stock compensation							154,482		154,482

Net income								7,615,866	7,615,866

BALANCE SEPTEMBER 30, 2003	49,348,287	$49,349	131,840	$11,206	$(216,422)	$9,359,865	$(3,840,843)	$12,377,688	$17,740,843

(CONTINUED)

The accompanying notes are an integral part of these consolidated financial statements

YP.NET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
YEARS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002

Net income	$7,615,866	$2,840,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	660,475	581,290
Amortization of deferred stock compensation	154,482
Issuance of common stock as compensation for services	719,684	9,000
Gain on settlement of debt	(45,362)	-
Deferred income taxes	(1,631,774)	1,078,157
Loss on disposal of equipment	6,932
Provision for uncollectible accounts	1,688,058	1,375,226
Changes in assets and liabilities:
Accounts receivable	(6,064,894)	(2,580,410)
Customer acquisition costs	(1,825,014)	(1,224,983)
Prepaid and other current assets	(183,196)	(44,042)
Deposits and other assets	2,415	(127,438)
Accounts payable	233,027	(119,511)
Accrued liabilities	1,228,470	106,069
Income taxes payable	2,203,069	(736,075)
Net cash provided by operating activities	4,762,238	1,158,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made to affiliate	(1,800,000)	(116,757)
Expenditures for intellectual property	(261,545)	(49,688)
Purchases of equipment	(736,955)	(77,632)
Net cash used for investing activities	(2,798,500)	(244,077)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	378,169	-
Principal repayments on notes payable	(685,167)	(830,677)
Purchase of treasury stock	(45,000)	-
Net cash used for financing activities	(351,998)	(830,677)

INCREASE IN CASH AND CASH EQUIVALENTS	1,611,740	83,261

CASH AND CASH EQUIVALENTS, beginning of year	767,108	683,847

CASH AND CASH EQUIVALENTS, end of year	$2,378,848	$767,108

The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS, (continued)
FOR THE YEARS ENDED SEPTEMBER 30, 2003 and 2001

SUPPLEMENTAL CASH FLOW INFORMATION:
	2003	2002

Interest Paid	$11,258	$99,541

Income taxes paid	$1,300,000	$-0-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

	2003		2002

Common stock issued for services		$719,684	$9,000

Common stock issued to purchase intellectual property		$60,000	$-0-

Common stock exchanged for Series E Convertible Preferred Stock	$	- 0 -	$11,206

The accompanying notes are an integral part of these consolidated financial statements.

YP.NET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

1.	ORGANIZATION AND BASIS OF PRESENTATION

YP.Net, Inc. (the “Company”), formally RIGL Corporation, had previously attempted to develop software solutions for medical practice billing and administration. The Company had made acquisitions of companies performing medical practice billing services as test sites for its software and as business opportunities. The Company was not successful in implementing its medical practice billing and administration software products and looked to other business opportunities. The Company acquired Telco Billing Inc. (“Telco”) in June 1999, through the issuance of 17,000,000 shares of the Company’s common stock. Prior to its acquisition of Telco, RIGL had not generated significant or sufficient revenue from planned operations.

Telco was formed in April 1998, to provide advertising and directory listings for businesses on its Internet website in a “Yellow Page” format. Telco provides those services to its subscribers for a monthly fee. These services are provided primarily to businesses throughout the United States. Telco became a wholly owned subsidiary of YP.Net, Inc. after the June 16, 1999 acquisition.

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

•
Customer refunds of $313,716 in 2002 have been reclassified by moving them from cost of services to netting them in revenue. As a result of better reporting by the third party billing aggregator, these refunds were specifically identified when they were previously included as a general charge back by the billing aggregator.

•
It was determined that $300,901 of revenue generated by providing services to an affiliate, Simple.net, which encompassed loaning personnel to the affiliate on a contract basis, did not represent customer revenue in the Company’s product line and that those related billings should therefore be excluded from customer revenue. The Company reduced revenue as previously reported by $300,901 and reclassified that amount in other income.

•
It was discovered in the year ended September 30, 2003, that 3,081,500 shares of issued common stock had been improperly included in the outstanding shares. These shares were actually treasury shares and therefore should be excluded from the number of shares outstanding. The Company corrected the error by reclassifying the par value of those shares of $3,082 from the common stock account to the paid in capital account. The incorrect number of treasury shares also had the effect of incorrectly reporting the weighted average shares outstanding for purposes of the earnings per share calculation. The weighted average shares outstanding was previously reported as 44,024,329 and has been corrected to 41,753,464. The effect of the corrected weighted average shares outstanding on the basic and diluted earnings per share for the year ended September 30, 2002 was an increase from $0.06 to $0.07.

Restatement of Financial Statements

Subsequent to the issuance of the Company’s financial statements as of September 30, 2003, and the year then ended, the Company determined that the accounting for its common stock issued to, and subsequently recovered from, certain non-performing consultants during 1999 and 2000 should not have been expensed when originally issued as had been previously reported. The subsequent recovery of these shares was recorded as an item in other income at the same value at which they were originally issued. It has been determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. The change in accounting for the recovery of the shares has the effect in the year ended September 30, 2003 of a decrease in net income of $308,025 from $7,923,891 to $7,615,866 and a decrease in the net income per share from per share from $0.18 to $0.17.

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

Revenue Recognition: The Company’s revenue is generated by customer subscriptions of directory and advertising services. Revenue is billed and recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to transmit billing data, much of which is forwarded to Local Exchange Carriers (“LEC’s”) that provide local telephone service. Monthly subscription fees are generally included on the telephone bills of the customers. The Company recognizes revenue based on net billings accepted by the LEC’s. Due to the periods of time for which adjustments may be reported by the LEC’s and the billing companies, the Company estimates and accrues for dilution and fees reported subsequent to year-end for initial billings related to services provided for periods within the fiscal year. Customer refunds are recorded as an offset to gross revenue.

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

Stock-Based Compensation: Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

The Company accounts for stock awards issued to nonemployees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS 123 and EITF 96-18, stock awards to nonemployees are accounted for at their fair value as determined under Black-Scholes option pricing model.

Temporary Equity: During fiscal 1999 and 2000, the Company issued 925,000 shares and 600,000 shares, respectively, to consultants and other third parties whereupon it was subsequently determined that the consultants did not perform under the terms of the related agreements. The Company has pursued legal action against the consultants and third parties and ultimately such shares were retrieved. The value of such shares, totaling $1,689,239, was not recorded as expense but rather was reflected as temporary equity, together with a related receivable until such times that the shares were retrieved. No such shares were outstanding at September 30, 2003.

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

The Company provides billing information to third party billing companies for the majority of its monthly billings. Billings submitted are “filtered” by these billing companies and the LEC’s. Net accepted billings are recognized as revenue and accounts receivable. The billing companies remit payments to the Company on the basis of cash ultimately received from the LEC’s by those billing companies. The billing companies and LEC’s charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These dilution amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts of dilution on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. These balances have been classified as long-term assets in the accompanying balance sheet.

The Company experiences significant dilution of its gross billings by the billing companies. The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience. The Company’s cash flow may be affected by holdbacks, fees, and other matters, which are determined by the LEC’s and the billing companies. The Company processes its billings through two primary billing companies.

EBillit, Inc. (“EBI”) provides the majority of the Company’s billings, collections, and related services. The net receivable due from EBillit at September 30, 2003 was $6,457,998, net of an allowance for doubtful accounts of $2,269,027. The net receivable from EBI at September 30, 2003, represents approximately 76% of the Company’s total net accounts receivable at September 30, 2003.

Subscription receivables that are directly billed by the Company are valued and reported at the estimated future collection amount. Determining the expected collections requires an estimation of both uncollectible accounts and refunds. The net subscriptions receivable at September 30, 2003 was $214,994.

Accounts receivable at September 30, 2003 is summarized as follows:

	Current	Long-Term	Total
Gross accounts receivable	$10,317,029	$1,518,251	$11,835,280
Allowance for doubtful accounts	(2,988,405)	(394,746)	(3,383,151)
Net	$7,328,624	$1,123,505	$8,452,129

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
$3,383,151

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

During the year ended September 30, 2003, the Company acquired a three year license for the domain name, “YP.com” for $250,000 cash and 100,000 shares of the Company’s common stock valued at $60,000.

The following summarizes the estimated future amortization expense related to intangible assets:

Years ended September 30,
2004	$431,022
2005	398,528
2006	343,986
2007	236,212
2008	213,035
Thereafter	1,890,169

Total	$3,512,952

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2003:

Leasehold improvements	$376,287
Furnishings and fixtures	167,706
Office and computer equipment	857,869
Total	1,401,862
Less accumulated depreciation	(670,720)

Property and equipment, net	$731,142

6.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable at September 30, 2003 are comprised of the following:

Note payable to former Telco stockholders, original balance of $550,000, interest at 10.5% per annum. Repayment terms require monthly installments of principal and interest of $19,045 beginning December 15, 2002. Stated maturity September 25, 2004. Collateralized by all assets of the Company.	$115,868

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

During the years ended September 30, 2003 and 2002, the Company structured certain transactions related to its merger with Telco that allowed the Company to utilize net operating losses that were previously believed to be unavailable or limited under the change of control rules of Internal Revenue Code 382. The deferred income tax asset of approximately $1,463,000 related to these net operating losses recorded at September 30, 2001, was partially offset by a valuation allowance of approximately $773,000. The Company also amended prior year tax returns reflecting a higher net operating loss carryforward that had initially been estimated. The additional net operating loss carryforwards previously not recognized resulted in an income tax benefit of $979,000 that was utilized to offset some of the income tax provision for the year ended September 30, 2003. Additionally, as a result of these changes and the elimination of the valuation allowance an income tax benefit of approximately $917,000 was recognized during the year ended September 30, 2002. At September 30, 2003 the Company had a federal net operating loss carryforward of $2,880,000 and no state net operating losses. Those operating loss carryforwards expire in 2019 and 2020.

Income taxes for years ended September 30, is summarized as follows:

	2003	2002

Current Provision	$3,337,208	$376,582
Deferred (Benefit) Provision	(1,465,915)	77,836

Net income tax provision	$1,871,293	$454,418

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

	2003		2002

Federal statutory rates	$3,226,019	34%	$1,082,228	34%
State income taxes	114,807	1%	222,811	7%
Utilization of valuation allowance	-	-	(661,088)	(43)%
Change in estimate of NOL due to changes in structuring and state income tax rates used	(1,465,381)	(15)%	(143,575)	(4)%
Other	(4,153)	-	(45,958)	(1)%
Effective rate	$1,871,293	20%	$(454,418)	(7)%

At September 30, 2003, deferred income tax assets and liabilities were comprised of:

Deferred Income Tax Assets:
Book/tax differences in accounts receivable	$1,184,103
Deferred and stock-based compensation	640,347
Book/tax differences in intangible assets	72,140
Net operating loss carryforward	979,138
Total deferred income tax asset	2,875,728

Deferred Income Tax Liabilities:
Book/tax differences in depreciation	100,006
Book/tax differences in customer acquisition costs	1,135,134
Total deferred income tax liability	1,235,140

Net income tax asset	$1,640,588

During the year ended September 30, 2003, the Company moved certain operations and revenue generating assets to a state without corporate income taxes thereby reducing the statutory rate used for state income taxes.

During the year ended September 30, 2002, the valuation allowance was reduced by approximately $773,000.

8.	LEASES

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2006. Rent expense under these leases was $222,418 and $145,052 for the years ended September 30, 2003 and 2002, respectively.

Future minimum annual lease payments under operating lease agreements for years ended September 30 are as follows:

2004	$427,597
2005	383,679
2006	292,125

Total	$1,103,401

9.	STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

The Company has historically granted shares of its common stock to officers, directors and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. During the year ended September 30, 2003, the Company issued 6,300,000 shares of common stock to officers and directors, or entities controlled by those individuals, valued at $478,750. Additionally, shares were granted under the Company’s Restricted Stock Plan (see Note 14).

During the year ended September 30, 2002, the Company issued 100,000 shares of common stock to officers, directors and consultants valued at $9,000

Common Stock Issued for URL

During the year ended September 30, 2003, the Company acquired a three year license for the domain name, “YP.com” for $250,000 cash and 100,000 shares of the Company’s common stock valued at $60,000.

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

Telco Billing

The acquisition of Telco by the Company called for the issuance of 17,000,000 new shares of stock in exchange of the existing shares of Telco. As part of that agreement, the Company gave the former shareholders the right to “Put” back to the Company certain shares of stock at a minimum stock price of 80% of the current trading price with a minimum strike price of $1.00. The net effect of which was that the former Telco shareholders could require the Company to repurchase shares of stock of the Company at a minimum cost of $10,000,000. The agreement required the Company to attain certain market share levels.

The “Put” feature has renegotiated and retired. As part of the renegotiated settlement, the Company provided a credit facility of up to $20,000,000 to the former Telco shareholders, collateralized by the stock held by these shareholders, with interest at least 0.25 points higher than the Company’s average cost of borrowing. Additional covenants warrant that no more that $1,000,000 can be advanced at any point in time and no advances can be made in excess with out allowing at least 30 days operating cash reserves or if the Company is in an uncured default with any of its lenders. At September 30, 2003, the Company had advanced $2,126,204 under this agreement. The former Telco shareholders have been making interest payments on the advances but, as allowed under the agreement, have not made any principal repayments.

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

Line of Credit Facilities

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

Other

The Company’s Board of Directors has committed the Company to pay for the costs of defending a civil action filed against its CEO and Chairman. The action involves a business that the CEO was formerly involved in. The Company and at least one officer have received subpoenas in connection with this matter and the Board believes that it is important to help resolve this matter as soon as possible. The Board action includes the payment of legal and other fees for any other officers and directors that may become involved in this civil action. Through September 30, 2003, the Company has paid $732,500 on behalf of its CEO relative to this matter. This amount is presented as compensation expense within general and administrative expenses in the accompanying statement of operations for the year ended September 30, 2003. The Company believes that all civil actions against the CEO related to this matter have been dismissed subsequent to September 30, 2003. However, additional legal costs will be incurred to address all matters in finalizing this issue and, at this time, the Company cannot estimate what additional costs may be incurred to continue covering the costs related to this matter, but all such costs shall be deemed to be additional compensation to the CEO. There can be no assurance that the Company may not be named a defendant in this action in the future.

The Company has entered into “Executive Consulting Agreements” with four entities controlled by four of the Company’s officers individually. These agreements call for fees to be paid for the services provided by these individuals as officers of the Company as well as their respective staffs. These agreements are not personal service contracts of these officers individually. The agreements extend through 2007 and require annual performance bonuses that aggregate up to approximately $320,000 depending upon available cash and meeting of certain performance criteria.

The Company is named as a defendant in proceedings that including alleged wrongful discharge of certain former employees and a purported class action proceeding related to the Company’s mailings of marketing materials. The Company intends to defend these actions and does not believe that these claims have merit nor will the resolution of such have a material adverse effect on the Company’s financial condition and results of operations.

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

The following presents the computation of basic and diluted loss per share from continuing operations:

	2003			2002
	Income	Shares	Per Share	Income	Shares	Per share

Net Income	$7,615,866			$2,840,731
Preferred stock dividends	(1,978)			(494)

Income available to common Stockholders	$7,613,888			$2,840,237
Basic Earnings Per Share:

Income available to common stockholders	$7,613,888	45,591,590	$0.17	$2,840,237	41,753,464	$0.07

Effect of dilutive securities	N/A			N/A	N/A

Diluted Earnings Per Share	$7,613,888	45,591,590	$0.17	$2,840,237	41,753,464	$0.07

12.	RELATED PARTY TRANSACTIONS

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

Sunbelt Financial Concepts, Inc.

Sunbelt Financial Concepts, Inc. (“Sunbelt”) provides the services of the Chairman and CEO and his staff to the Company.

Sunbelt provides the strategic and overall planning as well as the operations management to the Company. Sunbelt’s team is experienced in all areas of management and administration.

During the year ended September 30, 2003, the Company paid a total of approximately $1,933,000 to Sunbelt. That amount includes $410,054 as reimbursement of legal fees incurred by Sunbelt related to the personal legal matters discussed in Note 10. Also included in that amount is $597,000 in fees for services rendered by Sunbelt. Additionally, the CEO and Sunbelt were awarded grants of the Company’s common stock valued at approximately $603,000. Approximately $443,322 (including the taxes on these amounts) of the total remains accrued at September 30, 2003.

Advertising Management Specialists, Inc.

Advertising Management Specialists, Inc. (“AMS”) provides the services of the Executive Vice President of Marketing, a Director of the Company, and his staff to the Company. AMS is a marketing and advertising company experienced in designing Direct Marketing Pieces, insuring compliance with regulatory authorities for those pieces and designing new products that can be mass marketed through the mail. AMS’ president is a director of the Company.

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

Advanced Internet Marketing, Inc.

Advanced Internet Marketing, Inc. (“AIM”) provides the services of the Vice President of Corporate Image, a Director of the Company, and his staff to the Company. The Company outsources the design and marketing of it’s website on the World Wide Web to AIM. AIM’s team of designers are experienced in all areas of web design and has created all of the Company’s logos and images for branding.

The total amount paid and accrued to AIM during the year ended September 30, 2003 was $754,750. Of that amount, $74,750 was compensation for services and a stock award valued at $480,000. Of the total, $98,294 is accrued at September 30, 2003.

MAR & Associates

The services of the Company’s Chief Financial Officer and his staff are paid to MAR & Associates (“MAR”). The total amount paid and accrued to MAR during the year ended September 30, 2003 was $851,000. Of that amount, $215,000 was compensation for services and a stock award valued at $636,000. Of the total, $46,198 is accrued at September 30, 2003.

Other

The Company made additional advances to former Telco shareholders of $1,800,000 during the year ended September 30, 2003. Interest earned on these advances was $92,245 for the year ended September 30, 2003. Advances to affiliates are summarized as follows at September 30, 2003:

Morris & Miller	$1,089,485
Mathew & Markson	1,036,719
Total	$2,126,204

On December 22, 2003, the Company entered into an agreement with the former Telco shareholders that terminates the line of credit agreement effective April 9, 2004.

Simple.Net, Inc. (“SN”)

The Company has contracted with Simple.Net, Inc. (“SN”), an internet service provider owned by a director of the Company, to provide internet dial-up and other services to its customers. SN has sold said services to the Company at below market rate prices from time to time. During the years ended September 30, 2003 and 2002, the Company paid SN approximately $419,000 and $55,000, respectively for said services. At September 30, 2003, $80,000 due SN was accrued in accounts payable.

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

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. As discussed in Note 3, the net receivable due from a single billing services provider at September 30, 2003 was $6,457,998, net of an allowance for doubtful accounts of $2,269,027. The net receivable from that billing services provider at September 30, 2003, represents approximately 76% of the Company’s total net accounts receivable at September 30, 2003.

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

During the year ended September 30, 2003, the Company’s Board of Directors and a majority of it shareholders voted to terminate the 2002 Plan and approved the Company’s 2003 Stock Plan ("2003 Plan"). The 3,000,000 shares of Company common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Plan. Substantially all Company employees are eligible to participate in the plan. On August 12, 2003, 2,048,000 shares authorized under the 2003 Plan were granted in the form of Restricted Stock. These shares of Restricted Stock were granted to the Company’s service providers as well as the Company’s executives. Of the 2,048,000 shares of Restricted Stock granted, 1,049,000 shares vest at the end of three years, an additional 599,000 shares vest either at the end of ten years or upon the Company’s common stock attaining an average bid and ask price of $10 per share for three consecutive trading days and an additional 400,000 shares vest upon the common stock attaining various average bid and ask prices with 80,000 shares vesting for each $1 price increase at prices beginning from $5 per share up to $9 per share. The vesting of all shares of Restricted Stock accelerates upon a Change of Control, as defined in the 2003 Plan. The value of the shares granted was $2.02 per share, the trading value of the shares on the grant date. The Company deferred the expense and is recognizing the expense over the vesting periods. During the year ended September 30, 2003, the Company expensed $154,482 under the 2003 Plan. Of the 2,048,000 granted in August 2003, 75,000 of those shares were forfeited unvested as of September 30, 2003.

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

Subsequent to filing the interim financial statements included on Form 10-QSB for the periods ending December 31, 2001, March 31, 2002, June 30, 2002, December 31, 2002, March 31, 2003, and June 30, 2003, the Company has changed its accounting treatment of shares issued to non-performing consultants. The previously filed interim statements reflected an expense upon issuance of the shares and a reversal of this expense when it was deemed (through a settlement agreement or judgment) that these shares would be returned. However, after further analysis and consultation with the Securities and Exchange Commission, it was determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. Such treatment is described in Note 2.

The following table sets forth the impact of this change on the following three month periods:

	Quarter Ended
	December 31, 2002	March 30, 2003	June 30, 2003	September 30, 2003

Quarterly Data Per 10-Q Filings
Net revenues	$5,741,455	$6,849,044	$8,013,845	na
Gross profit	3,919,305	5,000,078	5,952,616	na
Net income	1,092,892	1,504,921	1,676,830	na

Earnings per share information:
Basic	$0.02	$0.03	$0.04	na
Diluted	$0.02	$0.03	$0.04	na

Revised Quarterly Data
Net revenues	$5,741,455	$6,849,044	$8,013,845	$10,163,100
Gross profit	3,803,327	5,000,078	5,952,616	7,537,677
Net income	1,017,506	1,504,921	1,676,830	3,416,609

Earnings per share information:
Basic	$0.02	$0.03	$0.04	$0.07
Diluted	$0.02	$0.03	$0.04	$0.07

	Quarter Ended
	December 31, 2001	March 30, 2002	June 30, 2002	September 30, 2002

Quarterly Data Per 10-Q Filings
Net revenues	$2,992,993	$2,839,438	$3,416,953	na
Gross profit	1,808,716	2,106,037	2,248,557	na
Net income	306,349	620,288	798,742	na

Earnings per share information:
Basic	$0.01	$0.01	$0.02	na
Diluted	$0.01	$0.01	$0.02	na

Revised Quarterly Data
Net revenues	$2,992,993	$2,839,438	$3,416,953	$3,368,742
Gross profit	1,808,716	2,106,036	2,248,557	2,957,139
Net income	306,349	620,286	640,728	1,273,369

Earnings per share information:
Basic	$0.01	$0.01	$0.01	$0.03
Diluted	$0.01	$0.01	$0.01	$0.03

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

Subsequent Review of Disclosure Controls

Subsequent to the foregoing conclusions, we concluded that shares granted to consultants in 1999 and 2000, most of which were subsequently recovered for nonperformance of services from 2001 to 2003, required different accounting treatment than was previously applied. This discovery has lead us to amend and restate our previously issued financial statements and other financial information for the fiscal year and quarter to date periods for the fiscal years ended September 30, 1999 through September 30, 2004.

At the time of filing the Original Filing, which was filed on December 31, 2003, our management was not aware of the internal control weaknesses relating to the accounting for shares issued to non-performing consultants. Subsequent to the filing of the Original Filing and after considering these internal control weaknesses, our chief executive officer and chief financial officer reevaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003 for this Form 10-KSB/A. Based upon this reevaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2003.

The historical financial statements generated by predecessor management reflected an expense upon issuance of the non-performing consultant shares and a reversal of this expense when it was deemed (through a settlement agreement or judgment) that these shares would be returned. However, after further analysis, it was determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. Such amounts will continue to be reflected as expense in the year granted and our revised statements will no longer reflect the reversal of this expense.

PART III

ITEM 13. EXHIBITS

The following exhibits are either attached hereto.

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