Form 10KSB/A
period 2004-09-30
YP CORP
filed 2005-12-01
CIK 1045742

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

Registrant’s revenues for its most recent fiscal year were $57,168,105.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on December 1, 2004 was approximately $19,482,743

The number of shares outstanding of the registrant’s classes of common stock, as of December 1, 2004 was 50,891,302.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders to be held in March 2005 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A (this “Amendment”) amends the Annual Report on Form 10-KSB for the year ended September 30, 2004, as originally filed by YP Corp. on December 29, 2004 (the “Original Filing”), solely for the purpose of revising Part II, Items 6, 7 and 8A to amend and restate the disclosure with respect to our accounting for shares issued to, and subsequently recovered from, certain non-performing consultants during 1999 and 2000. The historical financial statements generated by predecessor management reflected an expense upon issuance of the shares and a reversal of this expense when it was deemed (through a settlement agreement or judgment) that these shares would be returned. However, after further analysis and consultation with the Securities and Exchange Commission, it was determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. The net decrease to cumulative after-tax income of approximately $510,000 relates to shares issued in 1999 that were expected to be returned but, for various reasons, cannot be obtained. Such amounts will continue to be reflected as expense in the year granted and our revised statements will no longer reflect the reversal of this expense.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated consents and certifications.

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

PART II

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended September 30, 2004, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 7 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-KSB, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to the Company’s (i) belief that any progress it has made in addressing the various challenges it faced during the past year will help preserve its financial and operational integrity; (ii) belief that Mr. Bergmann’s background in the management of advertising and marketing companies will be helpful to the Company; (iii) expectation that the trend away from billing through LECs will continue in the future; (iv) belief that the fragmented online Yellow Pages market will experience some consolidation in the future; (v) expectation that it will keep its prices stable for the near future; (vi) plan to continue to take active measures to reconfirm its existing subscriber base and to convert customers from LEC billing to ACH billing; (vii) expectation that near-term revenues may continue to decline; and (viii) expectation that dilution may continue to decrease as the Company continues to convert more customers to ACH billing.

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

•	We revamped our management team and filled the positions of Chief Executive Officer and Chief Financial Officer, as described in greater detail below.

•	We recomposed our Board of Directors to include more independent directors, as described in greater detail below.

•	We formed an audit committee, adopted its charter and appointed its chairman.

•	We identified and designated the Board of Directors’ qualified financial expert.

•	We adopted a comprehensive code of ethics.

•	We revisited and updated our insider trading policies.

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

Management and Board Changes

On May 28, 2004, our Chief Executive Officer, Angelo Tullo, resigned as an officer and director of our company. Our board of directors appointed Peter J. Bergmann to succeed Mr. Tullo as Chairman, President and Chief Executive Officer. Mr. Bergmann had previously been an independent director of our company since May 2002. Mr. Tullo’s resignation was prompted by the fact that on May 27, 2004, federal indictments were handed down alleging that the former management of American Business Funding Corp., including Mr. Tullo, had engaged in fraud and conspiracy in connection with the factoring of receivables. American Business Funding Corp. is not and has never been affiliated with or related to our company.

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

Upon Mr. Tullo’s resignation as Chairman and CEO, the board of directors determined that Mr. Bergmann was the most qualified candidate to replace him because of Mr. Bergmann’s familiarity with our business, his business expertise, and his public company experience. We believe that Mr. Bergmann’s background in the management of advertising and marketing companies will be helpful to our company, given our advertising focus.

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

In November 2004, DeVal Johnson also resigned as an officer. As described below under Termination Agreements, we also later terminated the Executive Consulting Agreement with Mr. Johnson’s company, Advanced Internet Marketing, Inc., or AIM. Mr. Johnson will continue to serve as a director.

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

Termination Agreements

Following the personal resignations of Messrs. Tullo, Crane and Johnson, we entered into Termination Agreements with these individuals’ respective entities concerning the termination of their Executive Consulting Agreements. The Termination Agreements with Messrs. Tullo and Crane provide for payments over two years and, in the case of Mr. Johnson, over 18 months. Had the Executive Consulting Agreements not been terminated, we would have been obligated to pay Sunbelt, AMCS and AIM, over the remaining life of the agreements, approximately $2.6 million, $1.9 million, and $1 million, respectively. However, under the Termination Agreements, these payouts were reduced to $960,000, $697,010, and $367,570, respectively, or approximately 36% of the full payouts. The Executive Consulting Agreements had allowed us to terminate those agreements and pay a one-time lump sum payment of 30% of the total payouts. However, we were able to negotiate extended payment periods and receive certain favorable consulting and non-compete covenants from these former officers, as described below in greater detail.

Specifically, the amounts owed under the Termination Agreement with Sunbelt are payable as follows:

a.    $150,000 upon signing of the Termination Agreement;

b.    $17,500 payable at the beginning of each month for 24 months commencing August 1, 2004;

c.    $120,000 on October 1, 2004;

d.    $150,000 on the one-year anniversary of the signing of the agreement; and

e.    $120,000 no later than October 1, 2005. This payment must be made upon Sunbelt’s written request at any time between the July 1, 2005 and the October 1, 2005 payment. We will be obligated to make such early payment so long as we retain 30 days’ operating capital after making the payment, which is defined as a current ratio of 1-to-1.

The amounts owed under the Termination Agreement with AMCS are payable as follows:

a.    $130,000 upon signing of the Termination Agreement;

b.    $10,709 payable at the beginning of each month for 24 months commencing August 1, 2004;

c.    $110,000 on October 1, 2004;

d.    $110,000 on the one-year anniversary of the signing of the agreement; and

e.    $90,000 no later than October 1, 2005. This payment must be made upon AMCS’ written request at any time between the July 1, 2005 and the October 1, 2005 payment. We will be obligated to make such early payment so long as we retain 30 days’ operating capital after making said payment, which is defined as a current ratio of 1-to-1.

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

Increasing Dependence on ACH Billing.

Prior to fiscal 2004, virtually all of the Company’s revenues were billed via LECs. Our ACH billings were immaterial. During 2004, to address the billing problems posed by the CLECs, we began to convert our customers to ACH billing, as we believe this is an efficient and cost effective means of billing. With the decline in LEC billings and to address the LECs internal policy changes described above, we accelerated the conversion of a substantial amount of our customers to ACH billing by year-end. By September 2004, ACH billing accounted for 57% of total net billings and LEC billings dropped to approximately 43% of net billings.

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

The rights will enable our board of directors to control the terms and timing of its response if a third party makes an unsolicited bid to acquire control of the Company. The rights are designed to protect the interests of our stockholders, to ensure that all stockholders of the Company receive fair and equal treatment in the event of any proposed takeover of the Company, and to guard against partial tender offers, open market accumulations and other tactics designed to gain control of the Company without paying all stockholders a fair price. The rights accomplish these goals by creating the potential for an unacceptable level of dilution if an acquirer takes certain actions without the board of directors’ approval. The bidder will therefore be more likely to negotiate with the board of directors, which has the ability to redeem the rights or exempt the bidder from the rights’ dilutive effect if the bidder’s proposal is acceptable to the board. The rights were not distributed in response to any specific effort to acquire the Company.

In general, the rights become exercisable if a person or group becomes an “Acquiring Person,” or commences or announces a tender or exchange offer to acquire 15% or more of the outstanding Common Stock, at which time each right will entitle its holder to purchase, at the right’s exercise price, a number of shares of common stock having a market value at that time of twice the right’s exercise price. Rights held by an Acquiring Person will become void. In general, a person will become an Acquiring Person by acquiring 15% or more of the Company’s outstanding Common Stock. Certain other shareholders that already own in excess of 15% will be come an Acquiring Person if they exceed higher thresholds.

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

•
Dilution. We recognize revenue during the month for which the service is provided based on net billings accepted by the billing aggregators. We recognize revenue only for accepted records. However, subsequent to this acceptance, there are instances in the LEC billing process where a customer cannot be billed due to changes in telephone numbers, telephone carriers, data synchronization issues, etc. These amounts that ultimately cannot be billed, as well as certain minor billing adjustments by the LECs are commonly referred to as “dilution.” Dilution is estimated at the time of billing and charged to cost of services.

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

We differentiate between “paying” advertisers and “activated” advertisers. Paying advertisers, as the name implies, are those advertisers that are actually currently paying for the IAP product. The term activated advertiser is broader and more inclusive. Activated includes those advertisers that currently are paying for the IAP service, as well as those advertisers that either have signed-up for the IAP service but have not yet been billed or have been invoiced (via direct bill method) but have not yet remitted to us their fees.

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

Cost of services increased 192.2%, or $16,284,134, to $24,757,880 for fiscal 2004 from $8,473,768 for fiscal 2003. As a percentage of net revenue, our cost of services increased to 43.3% in fiscal 2004 from 27.5% in fiscal 2003. The increase in our cost of services is directly attributable to an increase in our dilution expense as a percentage of revenues. The following table sets forth our quarterly dilution expense for fiscal year 2004 as compared to fiscal year 2003:

	2004	% of Net Revenues	2003	% of Net Revenues
First Quarter	3,493,394	25.2%	1,336,091	23.3%
Second Quarter	5,329,811	32.6%	1,243,151	18.2%
Third Quarter	6,260,633	37.1%	1,120,826	14.0%
Fourth Quarter	3,384,676	33.6%	1,403,641	13.8%

The increase in dilution is primarily the result of the increasing trend towards advertisers switching from LECs to other telephone carriers for their local telephone service and the change in LEC billing practices with respect to customers whose activation check served as the letter of authorization. Each of these factors is described above in Item 6: Management’s Discussion and Analysis - Executive Overview.

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

Gross profits increased 45.4%, or $10,116,527, to $32,410,225 for fiscal 2004 from $22,293,698 for fiscal 2003. The increase in our gross profits was due to increased revenues resulting from the previously mentioned increased average IAP advertiser counts and price increases, offset by increased dilution discussed above. Gross margins decreased to 56.7% of net revenues in fiscal 2004 compared to 72.5% of net revenues in fiscal 2003 due to increased dilution as a percentage of revenues in fiscal 2004. As previously discussed, we expect that this dilution will decrease in the first half of 2005.

Our general and administrative expense increased 46.5%, or $4,028,646, to $12,686,336 for fiscal 2004 from $8,657,690 for fiscal 2003. General and administrative expenses increased due to an increase in personnel and other expenses relating to our growth in IAP advertisers, our Quality Assurance and outbound marketing initiatives, as well as an increase in certain officers’ compensation relating to employment contracts with such officers and termination agreements with former officers.

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

Operating income increased 39.5%, or $3,597,992, to $12,704,882 for fiscal 2004 from $9,106,890 for fiscal 2003. Operating margins decreased to 22.2% of net revenue in fiscal 2004 from 29.6% in fiscal 2003. The increase in operating income is the result of the increased revenue discussed above. Operating margins decreased due to the significant increase in our cost of services resulting from increased dilution expense, partially offset by increased revenues and the leveraging of certain fixed expenses over a larger IAP advertiser base.

Interest income increased $218,150 to $327,145 for fiscal 2004 from $108,995 for fiscal 2003. The increase in interest income primarily results from our increased average cash position that resulted from our increased profitability, as well as increased interest income that resulted from the increase in advances to affiliates.

Other income increased $497,173 to $788,175 for fiscal 2004 from $291,002 for fiscal year 2003 due to a nonrecurring reversal of previously accrued compensation costs for former executives for which payment is no longer expected.

Net income before taxes increased 45.5% or $4,313,920 to $13,801,079 for fiscal 2004 from $9,487,159 for fiscal year 2003. The increase in pre-tax income is a result of those factors that resulted in the increase in operating income in addition to the increased interest income and other income discussed above. Pre-tax margins decreased to 24.1% of net revenue in fiscal 2004 compared to approximately 30.8% of net revenue in fiscal 2003 primarily due to decreases in operating margins.

The income tax provision was $4,840,096 for fiscal 2004 compared to $1,871,293 in the fiscal 2003. The increase in the income tax provision is the result of our increased profitability in 2004 compared to 2003, as well as the fact that we were able to recognize a net operating loss carry-forward in fiscal 2003 that was previously thought to be unavailable to us. As of September 30, 2004, we had fully utilized all of our net operating loss carry-forwards.

Net income increased 17.7% to $8,960,983, or $0.19 per diluted share for the fiscal year ended September 30, 2004, up from $7,615,866 or $0.17 per diluted share for fiscal year 2003. Net income as a percentage of net revenues for the fiscal year ended September 30, 2004 was 15.7%, compared to 24.8% for fiscal 2003.

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

ITEM 7. FINANCIAL STATEMENTS

YP CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board
of Directors of YP Corp.:

We have audited the accompanying consolidated balance sheet of YP Corp. and subsidiaries as of September 30, 2004 and the related statements of operations, stockholders’ equity and cash flows for the each of the two years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1, the Company restated its financial statements for the years ended September 30, 2004 and 2003.

/s/   Epstein, Weber & Conover, PLC
Scottsdale, Arizona
December 9, 2004
(except for the restatement of financial statements
described in Note 1, for which the date is November 18, 2005)

YP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004

Assets
Cash and equivalents	$3,576,529
Accounts receivable, net of allowance for doubtful accounts of $3,400,575	8,362,283
Prepaid expenses and other current assets	822,919
Income tax refund receivable	1,239,436
Deferred tax asset	352,379
Total current assets	14,353,546
Accounts receivable, long term portion, net of allowance for doubtful accounts of $269,662	2,075,334
Customer acquisition costs, net of accumulated amortization of $5,096,669	4,482,173
Property and equipment, net	725,936
Deposits and other assets	239,060
Intangible assets, net of accumulated amortization of $2,446,403	3,326,274
Advances to affiliates	3,894,862
Total assets	$29,097,185

Liabilities and Stockholders' Equity

Accounts payable	$1,210,364
Accrued liabilities	542,481
Notes payable- current portion	115,868
Total current liabilities	1,868,713
Deferred income taxes	848,498
Total liabilities	2,717,211
Commitments and contingencies	-
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized, 128,340 issued and outstanding, liquidation preference $38,502	10,909
Common stock, $.001 par value, 100,000,000 shares authorized, 50,071,302 issued and outstanding	50,858
Paid in capital	12,151,947
Deferred stock compensation	(5,742,814)
Retained earnings	19,909,074
Total stockholders' equity	26,379,974

Total liabilities and stockholders' equity	$29,097,185

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended September 30,
	2004	2003

Net revenues	$57,168,105	$30,767,444
Cost of services	24,757,880	8,473,746
Gross profit	32,410,225	22,293,698

Operating expenses:
General and administrative expenses	12,686,336	8,657,690
Sales and marketing expenses	6,088,614	3,868,643
Depreciation and amortization	930,393	660,475
Total operating expenses	19,705,343	13,186,808
Operating income	12,704,882	9,106,890
Other income (expense):
Interest expense and other financing costs	(19,123)	(19,728)
Interest income	327,145	108,995
Other income	788,175	291,002
Total other income (expense)	1,096,197	380,269

Income before income taxes	13,801,079	9,487,159
Income tax provision	(4,840,096)	(1,871,293)
Net income	$8,960,983	$7,615,866

Net income per share:
Basic	$0.19	$0.17
Diluted	$0.19	$0.17

Weighted average common shares outstanding:
Basic	47,375,927	45,326,721
Diluted	48,075,699	45,591,590

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Treasury	Paid-In	Deferred	Retained
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Earnings	Total

Balance, October 1, 2002	40,769,609	$40,770	131,840	$11,206	$(171,422)	$4,593,435	$-	$4,763,800	$9,237,789
Common stock issued for services	7,005,678	7,006				712,678			719,684
Common stock issued for URL	100,000	100				59,900			60,000
Purchase of treasury stock	(500,000)	(500)			(45,000)	500			(45,000)
Series E preferred stock dividends								(1,978)	(1,978)
Common stock issued in restricted stock plan	1,973,000	1,973				3,993,352	(3,995,325)		-
Amortization of deferred stock compensation							154,482		154,482
Net income								7,615,866	7,615,866
Balance, September 30, 2003	49,348,287	$49,349	131,840	$11,206	$(216,422)	$9,359,865	$(3,840,843)	$12,377,688	$17,740,843

Balance, October 1, 2003	49,348,287	$49,349	131,840	$11,206	$(216,422)	$9,359,865	$(3,840,843)	$12,377,688	$17,740,843
Common stock issued for services	1,010,000	1,010				1,540,430	(1,541,440)		-
Series E preferred stock dividends								(1,957)	(1,957)
Common stock issued in restricted stock plan	515,000	515				1,520,636	(1,521,151)		-
Amortization of deferred stock compensation							1,160,620		1,160,620
Net income								8,960,983	8,960,983
Preferred shares converted to common	3,500	3	(3,500)	(297)		1,869			1,575
Common stock dividends								(1,427,640)	(1,427,640)
Treasury stock retired					216,422	(216,422)			-
Canceled stock	(18,000)	(18)				(54,432)			(54,450)
Balance, September 30, 2004	50,858,787	$50,859	128,340	$10,909	$-	$12,151,947	$(5,742,814)	$19,909,074	$26,379,974

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,960,983	$7,615,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	930,392	660,475
Amortization of deferred stock compensation	1,160,620	154,482
Issuance of common stock as compensation for services	-	719,684
Gain on settlement of debt	-	(45,362)
Non-cash income recognized on return of common stock related to legal settlements	(54,450)	-
Deferred income taxes	2,136,708	(1,631,774)
Loss on disposal of equipment	3,992	6,932
Provision for uncollectible accounts	285,070	1,688,058
Changes in assets and liabilities:
Accounts receivable	(2,270,558)	(6,064,894)
Customer acquisition costs	(1,238,932)	(1,825,014)
Prepaid and other current assets	(668,643)	(183,196)
Deposits and other assets	(90,750)	2,415
Accounts payable	781,941	233,027
Accrued liabilities	(870,764)	1,320,735
Income taxes payable	(3,928,748)	2,203,069
Advances to affiliates	(318,658)	(92,265)

Net cash provided by operating activities	4,818,203	4,762,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made to affiliates and related parties	(3,050,000)	(1,800,000)
Repayments of advances made to affiliates and related parties	1,600,000	-
Expenditures for intangible assets	(391,442)	(261,545)
Proceeds from sale of equipment	34,320	-
Purchases of equipment	(385,378)	(736,955)

Net cash used for investing activities	(2,192,500)	(2,798,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(1,957)	-
Common stock dividends	(1,427,640)	-
Proceeds from conversion of preferred stock	1,575	-
Proceeds from debt	-	378,169
Principal repayments on notes payable	-	(685,167)
Purchase of treasury stock	-	(45,000)

Net cash used for financing activities	(1,428,022)	(351,998)

INCREASE IN CASH AND CASH EQUIVALENTS	1,197,681	1,611,740

CASH AND CASH EQUIVALENTS, beginning of year	2,378,848	767,108

CASH AND CASH EQUIVALENTS, end of year	$3,576,529	$2,378,848

See accompanying notes to consolidated financial statements

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

YP Corp. (the “Company”), formally YP.Net, Inc. and RIGL Corporation, had previously attempted to develop software solutions for medical practice billing and administration. The Company had made acquisitions of companies performing medical practice billing services as test sites for its software and as business opportunities. The Company was not successful in implementing its medical practice billing and administration software products and looked to other business opportunities. The Company acquired Telco Billing, Inc. or Telco in June 1999, through the issuance of 17,000,000 shares of the Company’s common stock. Prior to its acquisition of Telco, the Company had not generated significant or sufficient revenue from planned operations.

Telco was formed in April 1998, to provide advertising and directory listings for businesses on its Internet website in a “Yellow Pages” format. Telco provides those services to its subscribers for a monthly fee. These services are provided primarily to businesses throughout the United States. Telco became a wholly owned subsidiary of YP Corp. after the June 1999 acquisition.

At the time that the transaction was agreed to, the Company had 12,567,770 common shares issued and outstanding. As a result of the merger transaction with Telco, there were 29,567,770 common shares outstanding, and the former Telco stockholders held approximately 57% of the Company’s voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Telco, under the purchase method of accounting, and was treated as a recapitalization with Telco as the acquirer. Consistent with reverse acquisition accounting, (i) all of Telco’s assets, liabilities, and accumulated deficit were reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) were reflected at their net asset value as if issued on June 16, 1999.

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, Telco and Telco of Canada, Inc, the Company’s wholly owned subsidiaries, for the years ended September 30, 2004 and September 30, 2003. All amounts, except share and per share amounts, are rounded to the nearest thousand dollars.

Restatement of Financial Statements

Subsequent to the issuance of the Company’s financial statements as of September 30, 2004, and the year then ended, the Company determined that the accounting for its common stock issued to, and subsequently recovered from, certain non-performing consultants during 1999 and 2000 should not have been expensed when originally issued as had been previously reported. The subsequent recovery of these shares was recorded as an item in other income at the same value at which they were originally issued. It has been determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. The change in accounting for the recovery of the shares corrected in previous years’ restated financial statements resulting only in the carryforward effect of a net decrease of $267,816 on stockholders’ equity at September 30, 2005.

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

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Customer Acquisition Costs: These costs represent the direct response marketing costs that are incurred as the primary method by which customers subscribe to the Company’s services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials, which serves as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over 18 months, the estimated average period of retention for new customers. The Company capitalized costs of $6,336,000 and $4,739,000 during the years ended September 30, 2004 and 2003 respectively. The Company amortized $5,097,000 and $2,914,000, respectively, of these capitalized costs during the years ended September 30, 2004 and 2003. The Company also analyzes these capitalized costs for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as further discussed herein.

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

Revenue Recognition: The Company’s revenue is generated by customer subscriptions of directory and advertising services. Revenue is billed and recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to perform billing services through two primary channels:

•	direct ACH withdrawals; and
•	inclusion on the customer’s local telephone bill provided by their Local Exchange Carriers, or LECs.

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

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Stock-Based Compensation: SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

There were no options granted in the years ended September 30, 2004 and 2003 nor was there any additional vesting of options previously granted. Because no options were granted during the years ended September 30, 2004 and 2003, there is no presentation of pro forma information regarding net income.

The Company from time-to-time grants restricted stock awards to employees and executives. Such awards are recorded as an increase to common stock and paid in capital on the grant date with an offsetting amount of deferred compensation in stockholders’ equity. This deferred compensation cost is amortized on a straight-line basis over the vesting period.

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

Recently Issued Accounting Pronouncements:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments with a mandatory redemption feature and therefore, the adoption of SFAS 150 did not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The adoption of FIN 46 did not have a significant impact on the Company’s financial statements.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.	ACCOUNTS RECEIVABLE

The Company provides billing information to third party billing companies for the majority of its monthly billings. Two billing channels account for the majority of the Company’s accounts receivable. Billings submitted are “filtered” by these billing companies and the LECs. Net accepted billings are recognized as revenue and accounts receivable. The billing companies remit payments to the Company on the basis of cash ultimately received from the LECs by those billing companies. The billing companies and LECs charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. These balances have been classified as long-term assets in the accompanying balance sheet.

The Company experiences significant dilution of its gross billings by the billing companies. The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience. The Company’s cash flow may be affected by holdbacks, fees, and other matters, which are determined by the LECs and the billing companies.

The Company processes its billings through two primary billing aggregators: PaymentOne, Inc. and Billing Concepts, Inc. (acquirer of ACI Communications, Inc.). PaymentOne provides the majority of the Company’s billings, collections, and related services. The receivable due from PaymentOne at September 30, 2004 was $8,565,000, net of an allowance for doubtful accounts of $2,230,000. The net receivable from PaymentOne for billing at September 30, 2004 represented approximately 80% of the Company’s total net accounts receivable.

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

The Company’s intangible assets consist of licenses for the use of Internet domain names or Universal Resource Locators, or URLs, capitalized website development costs and other information technology licenses. All such licenses are capitalized at their original cost and amortized over their estimated useful lives.

In connection with the Company’s acquisition of Telco, the Company was required to provide an accelerated payment of license fees for the use of the URL Yellow-page.net. The URL is recorded at its cost of $5,000,000 net of accumulated amortization. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $317,000 and $352,000 for the years ended September 30, 2004 and 2003, respectively.

During the year ended September 30, 2003, the Company acquired a three-year license for the domain name “YP.com” for $250,000 cash and 100,000 shares of the Company’s common stock valued at $60,000. Under the terms of this agreement, there are certain events, including the performance of the Company’s common stock, that trigger the automatic transfer of ownership to the Company. If such events do not occur, the Company has the option to purchase the rights to this URL for consideration not to exceed $300,000. Because of the importance of this URL to the Company’s branding strategy, it intends to purchase the rights to this URL if ownership has not already transferred by the end of the three-year license agreement.

The following summarizes the estimated future amortization expense related to intangible assets:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Years ended September 30,
2005	642,000
2006	319,000
2007	171,000
2008	171,000
2009	171,000
Thereafter	1,852,000

Total	$3,326,000

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2004:

Leasehold improvements	$439,000
Furnishings and fixtures	298,000
Office and computer equipment	993,000
Total	1,730,000
Less accumulated depreciation	(1,004,000)
Property and equipment, net	$726,000

6.	NOTES PAYABLE AND LINE OF CREDIT

Notes payable at September 30, 2004 are comprised of the following:

Note payable to former Telco stockholders, original balance of $550,000, interest at 10.5% per annum. Repayment terms require monthly installments of principal and interest of $19,045 beginning December 15, 2002. Stated maturity September 25, 2004. Collateralized by all assets of the Company.	$116,000

The note payable to the former Telco stockholders totaled $550,000 at the beginning of the fiscal year ending September 30, 2002. In accordance with instructions that the Company received from these stockholders, the Company has made payments to third parties on behalf of the stockholders and applied those payments as reductions to the note payable. The stockholders are not a part of management or on the Company’s board of directors. This note is currently past due and the Company is technically in default. The note holder, however, has not issued a demand for payment or a notice of default. The Company has elected not to pay the remaining balance as the holder of the note owes the Company amounts far in excess of this remaining balance. As there is no legal right of offset, these amounts have not been netted in the accompanying consolidated balance sheet.

7.	PROVISION FOR INCOME TAXES

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

During the years ended September 30, 2003 and 2002, the Company structured certain transactions related to its merger with Telco that allowed the Company to utilize net operating losses that were previously believed to be unavailable or limited under the change of control rules of Internal Revenue Code 382. The deferred income tax asset of approximately $1,463,000 related to these net operating losses recorded at September 30, 2001, was partially offset by a valuation allowance of approximately $773,000. The Company also amended prior year tax returns reflecting a higher net operating loss carryforward than had initially been estimated. The additional net operating loss carryforwards previously not recognized resulted in an income tax benefit of $979,000 that was utilized to offset some of the income tax provision for the year ended September 30, 2003. Additionally, as a result of these changes and the elimination of the valuation allowance an income tax benefit of approximately $917,000 was recognized for the year ended September 30, 2002. As of September 30, 2004, all net operating loss carryforwards had been fully utilized.

Income taxes for years ended September 30, is summarized as follows:

	2004	2003
Current provision	$3,682,000	$3,337,000
Deferred (benefit) provision	1,158,000	(1,466,000)
Net income tax provision	$4,840,000	$1,871,000

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

	2004		2003
	Amount	%	Amount	%
Federal statutory rates	$4,692,000	34%	$3,226,000	34%
State income taxes	343,000	2%	115,000	1%
Change in estimate of NOL due to
changes in structuring and state
income tax rates used			(1,465,000)	-15%
Other	(195,000)	-1%	(5,000)	0%
Effective rate	$4,840,000	35%	$1,871,000	20%

At September 30, 2004, deferred income tax assets and liabilities were comprised of:

Deferred income tax assets:
Book/tax differences in accounts receivable	$474,000
Book/tax differences for compensation expense associated with restricted stock	728,000
Book/tax differences in intangible assets	114,000
Total deferred income tax asset	1,316,000

Deferred income tax liabilities:
Book/tax differences in depreciation	122,000
Book/tax differences in prepaid assets	122,000
Book/tax differences in customer acquisition costs	1,568,000
Total deferred income tax liability	1,812,000

Net deferred income tax liability	$(496,000)

8.	LEASES

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2006. Rent expense under these leases was $344,000 and $222,000 for the years ended September 30, 2004 and 2003, respectively.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Future minimum annual lease payments under operating lease agreements for years ended September 30 are as follows:

Years ended September 30,
2005	$379,000
2006	326,000
2007	19,000
2008	-
2009	-
Thereafter	-
Total	$724,000

9.	STOCKHOLDERS’ EQUITY

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

Common Shares Received and Retired Under Legal Settlements

During the year ended September 30, 2004, the Company settled litigation with a former officer which involved, among other things, the return of 18,000 shares of the Company’s common stock. This transaction resulted in a net gain of $54,000 included in other income in the accompanying consolidated statement of operations. These shares were canceled when received.

Common Stock Issued for URL

During the year ended September 30, 2003, the Company acquired a three-year license for the domain name, “YP.com” for $250,000 cash and 100,000 shares of the Company’s common stock valued at $60,000. (See Note 4)

Series E Convertible Preferred Stock

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

Treasury Stock

During the year ended September 30, 2003, the Company acquired 500,000 shares of its common stock from a former consultant to the Company for $45,000, which was the approximate trading value of those shares at the time the settlement was reached. During the year ended September 30, 2004, all outstanding treasury shares were retired.

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

Loan Commitments to Stockholders

As part of the original acquisition of Telco, from Morris & Miller, Ltd. and Mathew and Markson, Ltd., our two largest stockholders, the Company provided them with the right to “put” back to the Company their shares of Company common stock under certain circumstances. In September 2000, the Company entered into a new arrangement with these stockholders, whereby their “put” rights were terminated in exchange for the establishment of revolving lines of credit. Under these lines of credit, the Company agreed to lend up to $10 million to each of Morris & Miller and Mathew and Markson, subject to certain limitations. The amounts loaned to Morris & Miller and Mathew and Markson carried an annual interest rate of 8%.

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

Billing Service Agreements

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company has entered into a customer billing service agreement with PaymentOne, Inc. (formerly eBillit, Inc.) under which PaymentOne provides billing and collection and related services to the Company. The agreement term is for three years, automatically renewable in one-year increments unless appropriate notice to terminate is given by either party. The agreement will automatically renew on September 1, 2005, unless either party gives notice of termination 90 days prior to that renewal date. Under the agreement, PaymentOne bills, collects and remits the proceeds to Telco net of reserves for bad debts, billing adjustments, telephone company fees and PaymentOne fees. If either the Company’s transaction volume decreases by 25% from the preceding month or less than 75% of the traffic is billable to major telephone companies PaymentOne may, at its own discretion, increase the reserves and holdbacks under this agreement. The Company’s cash receipts on trade accounts receivable are dependent upon estimates pertaining to holdbacks and other factors as determined by PaymentOne.

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

Other

Prior to the Company’s fiscal year ended September 30, 2003, the board of directors had committed the Company to pay for the costs of defending a civil action filed against its former CEO and Chairman. The action involved a business in which the CEO was formerly involved. The Company and at least one officer had received subpoenas in connection with this matter and the board believed that it was important to help resolve the matter as soon as possible to allow the CEO to refocus his attention on the Company’s business. The board action included the payment of legal and other fees for any other officers and directors that may have become involved in this civil action. During the year ended September 30, 2004, the Company paid final legal costs of approximately $58,000 on behalf of our former CEO relative to this matter. The amounts expensed in the current period are presented as compensation expense within general and administrative expenses in the accompanying consolidated statement of operations for the year ended September 30, 2004. The civil case against the former CEO was settled in December 2003. No additional legal costs will be advanced to the former CEO.

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

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following presents the computation of basic and diluted loss per share from continuing operations:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	2004			2003
	Income	Shares	Per Share	Income	Shares	Per Share

Net income	$8,961,000			$7,616,000
Preferred stock dividends	(2,000)			(2,000)
Income available to common stockholders	$8,959,000			$7,614,000

Basic earnings per share:
Income available to common stockholders	$8,959,000	47,375,927	$0.19	$7,614,000	45,326,721	$0.17

Effect of dilutive securities:
Unvested restricted stock		510,745			264,869
Series E convertible preferred stock		104,032			-
Outstanding warrants		84,995			-

Diluted earnings per share:	$8,959,000	48,075,699	$0.19	$7,614,000	45,591,590	$0.17

12.	RELATED PARTY TRANSACTIONS

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

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Advertising Management & Consulting Services, Inc.

Advertising Management & Consulting Services, Inc., or AMCS, provided the Company with the services of Executive Vice President and Director through its officers and employees. AMCS’ president was Executive Vice President of Marketing and a director of the Company until June 9, 2004.

The Company outsourced the design and testing of its many direct mail pieces to AMCS for a fee. AMCS also was responsible for new products that have been added to the Company’s website and was working on new mass-market products to offer the Company’s customers.

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

The total amount paid to AIM during the fiscal years ended September 30, 2004 and 2003 was approximately $296,000 and $755,000, respectively. The Company’s agreement with AIM was terminated subsequent to September 30, 2004 (See Note 10).

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

Advances to affiliates are summarized as follows at September 30, 2004:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Mathew & Markson	$1,632,000
Morris & Miller	2,263,000
$3,895,000

Simple.Net, Inc.

The Company had contracted with Simple.Net, Inc., or SN, an Internet service provider owned by a director of the Company, to provide Internet dial-up and other services to its customers. During the fiscal years ended September 30, 2004 and 2003, the Company recorded expenses related to SN of $422,000 and $559,000, respectively.

In addition, prior to the quarter ended March 31, 2004, SN paid a monthly fee to the Company for technical support and customer service provided to SN’s customers by the Company’s personnel. The Company charged SN for these services according to a per customer pricing formula.

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

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. As discussed in Note 3, the net receivable due from a single billing services provider at September 30, 2004 was $8,565,000, net of an allowance for doubtful accounts of $2,230,000. The net receivable from that billing services provider at September 30, 2004, represents approximately 80% of the Company’s total net accounts receivable at September 30, 2004.

14.	STOCK BASED COMPENSATION

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the year ended September 30, 2003, the Company’s board of directors and a majority of it shareholders voted to terminate the Company’s 2002 Employees, Officers & Directors Stock Option Plan and approved the Company’s 2003 Stock Plan. The 3,000,000 shares of Company common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Plan. During the year ended September 30, 2004, an additional 2,000,000 shares were authorized by the board of directors and approved by the Company’s stockholders to be issued under the 2003 Plan. All Company personnel and contractors are eligible to participate in the plan.

As of September 30, 2004, 2,488,000 shares authorized under the 2003 Plan were granted and remain outstanding in the form of restricted stock. These shares of restricted stock were granted to the Company’s service providers, executives and directors. These 2,488,000 shares of restricted stock granted are subject to the following vesting schedules:

•	1,039,000 shares vest at the end of three years from the date of grant;
•	576,500 shares vest either at the end of ten years or upon the Company’s common stock attaining an average bid and ask price of $10.00 per share for three consecutive trading days;
•	687,500 shares vest either at the end of ten years or in increments based on the common stock attaining various average bid and ask prices between $5.00 per share and $9.00 per share;
•	185,000 shares vest either at the end of three years or in increments based on the common stock attaining various average bid and ask prices between $5.00 per share and $8.00 per share.

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

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Subsequent to filing the interim financial statements included on Form 10-QSB for the periods ending December 31, 2002, March 31, 2003, June 30, 2003, December 31, 2003, March 31, 2004, and June 30, 2004, the Company has changed its accounting treatment of shares issued to non-performing consultants. The previously filed interim statements reflected an expense upon issuance of the shares and a reversal of this expense when it was deemed (through a settlement agreement or judgment) that these shares would be returned. However, after further analysis and consultation with the Securities and Exchange Commission, it was determined to be inappropriate to recognize the initial expense and its subsequent reversal as no services were rendered by these consultants. Instead, the issuance of these shares will be reflected as temporary equity, together with a related receivable, until the shares were returned. Such treatment is described in Note 2.

The following table sets forth the impact of this change on the following three month periods (there were no impacts on fiscal 2004 periods):

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Quarter Ended
	December 31, 2002	March 30, 2003	June 30, 2003	September 30, 2003

Quarterly Data Per 10-Q Filings
Net revenues	$5,741,455	$6,849,044	$8,013,845	na
Gross profit	3,919,305	5,000,078	5,952,616	na
Net income	1,092,892	1,504,921	1,676,830	na

Earnings per share information:
Basic	$0.02	$0.03	$0.04	na
Diluted	$0.02	$0.03	$0.04	na

Revised Quarterly Data
Net revenues	$5,741,455	$6,849,044	$8,013,845	$10,163,100
Gross profit	3,803,327	5,000,078	5,952,616	7,537,677
Net income	1,017,506	1,504,921	1,676,830	3,416,609

Earnings per share information:
Basic	$0.02	$0.03	$0.04	$0.07
Diluted	$0.02	$0.03	$0.04	$0.07

18.	SUBSEQUENT EVENTS

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

The evaluation of our disclosure controls by our chief executive officer and chief financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including our chief executive officer and chief financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

At the time of filing the Original Filing, which was filed on December 29, 2004, our management was not aware of the internal control weaknesses relating to the accounting for shares issued to non-performing consultants. Subsequent to the filing of the Original Filing and after considering these internal control weaknesses, our chief executive officer and chief financial officer reevaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004 for this Form 10-KSB/A. Based upon this reevaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2004.

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