Form 10-K
period 2005-09-30
YP CORP
filed 2005-12-19
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

Registrant’s telephone number, including area code: (480) 654-9646

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2005 was approximately $17,306,846

The number of shares outstanding of the registrant’s classes of common stock, as of December 1, 2005, was 48,874,194 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

YP CORP.

FORM 10-K
For the year ended September 30, 2005

i

PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-K, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to our company’s (i) belief that LEC billing will continue to be a significant billing channel in the future; (ii) expectation that its concentration of credit risk with any single third-party will diminish in fiscal 2006; (iii) plan to use various forms of media in its branding campaign, which may include Internet, print, radio, and other advertising mediums; (iv) expectation that its technologies will increase recurrent use of its system by users of its directory services; (v) belief in the growth of Internet usage and the Internet Yellow Page market as set forth in recent press releases by The Kelsey Group; (vi) belief that its branding efforts will help to attract users to its website and IAP subscribers; and (vii) belief that existing facilities are adequate for its current and anticipated future needs and that its facilities and their contents are adequately covered by insurance.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

ITEM 1.	Business

Our Company

YP Corp., a Nevada corporation (the “Company,” “we,” “us,” or “our”) is a national Internet Yellow Pages publisher, headquartered in Mesa, Arizona. Through our wholly-owned subsidiary, Telco Billing, Inc., or Telco, located in Las Vegas, Nevada, we publish our Yellow Pages online at or through the following URL’s: www.Yellow-Page.Net, www.YP.Net and www.YP.Com. Any information contained on the foregoing websites or any other websites referenced in this Annual Report are not a part of this Annual Report.

Summary Business Description

We use a business model similar to print Yellow Pages publishers. We publish basic directory listings on the Internet free of charge. Our basic listings contain the business name, address and telephone number for almost 17 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format.

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

Products. Our primary product is our Internet Advertising Package™, or IAP. Under this package, the advertiser pays for additional exposure by purchasing a Mini-WebPage™. In order to provide search traffic to our advertiser’s Mini-WebPage, we elevate the advertiser to a preferred listing status, at no additional charge. We also provide our IAP advertisers with enhanced presentation and additional unique products, such as larger font, bolded business name, map directions, ease of communication between our advertisers and users of our website, a link to the advertiser’s webpage, as well as other benefits.

We also offer our customers other products and services to enhance their use of the Internet, including a simple, effective, website development tool and a cost-effective Internet dial-up package. These products are described in greater detail below under Products and Services.

Marketing. Unlike most print Yellow Pages companies that sell advertising space by visiting or calling potential advertisers in their area, we solicit advertisers for our IAP product by direct mail and telemarketing. We believe direct mail is a less expensive form of marketing than visiting potential customers. As a result, we believe this enables us to offer our products and services at more affordable rates than our competitors. While telemarketing is more expensive than direct mail, we believe it is a very effective means of marketing and remains less expensive than visiting potential customers.

Our direct mail marketing program historically has included a promotional incentive, generally in the form of a $3.25 activation check that a solicited business simply deposits to activate the service and become an IAP advertiser on a month-by-month basis. We have third-party verification and confirmation procedures to confirm the order and obtain the information necessary to build the IAP advertiser’s Mini-WebPage. Within 30 days of activation, we also send a confirmation letter to the business. Additionally, we offer a full refund within the first 120 days of service. Our direct mail marketing program complies with United States Federal Trade Commission, or FTC, requirements as established by an agreement signed between our company and the FTC in September 2001.

During the fourth quarter of fiscal 2004, certain changes in practices by our third-party billing providers limited the effectiveness of our activation checks as a direct means of activating accounts. As a result of these changes and other business reasons, we have discontinued the use of the check mailer as our primary letter of authorization or LOA in some LEC billing areas. See Item 7: Management’s Discussion and Analysis of Financial Condition and Operating Results - Executive Overview for a more detailed description of these changes and the impact they have had on our business and operations.

Billing. Similar to the local Regional Bell Operating Companies, we are approved to bill our products and services directly on some of our advertisers’ local telephone bill through their local exchange carrier, or LEC, commonly referred to as their local telephone company. We believe that this is an efficient and cost-effective billing method as compared to direct billing methods. However, during the fourth quarter of fiscal 2004, several of these LECs changed their internal policies regarding the use of activation checks as the letter of authorization that allows us to bill our products and services directly on our advertisers’ local telephone bill. We therefore began to convert many of our advertisers to billing via recurring direct bank account withdrawal options through an Automated Clearing House, or ACH billing, which is an efficient and cost-effective billing alternative to LEC billing. This transition to ACH billing continued through fiscal 2005. See Item 7: Management’s Discussion and Analysis of Financial Condition and Operating Results - Executive Overview for a more detailed description of these changes and the impact they have had on our business and operations.

Benefits to Advertisers. RH Donnelley indicated in its 2004 report that the Internet is the future of the Yellow Pages. For advertisers, we believe that online Yellow Pages provide significant competitive advantages over existing print directories. For example, the ability of online advertisers to access and modify their displays and advertisements often results in more current information. Additionally, online advertisers can more readily advertise temporary or targeted specials or discounts. We provide added value to advertisers that have purchased our IAP through promotion and branding of our website to bring customers to our advertisers. We believe that the large number of IAPs, which include the Mini-WebPages, provide users of our website with more information about our advertisers and that this feature is more readily available on our website than that of our competitors. We believe that we provide users of our website with the information they are looking for, more quickly and more efficiently. We believe our call center provides the highest level of customer service and therefore provides IAP advertisers with the necessary resources to fully utilize the benefits of the IAP. We also believe the attraction of these users will, over the long-term, result in more sales for our IAP advertisers.

Moreover, we provide additional value through our relationships. We provide the majority of our IAP advertisers additional exposure by circulating their listings to other search engines.   The circulated listing competes for appearance in search results across the Internet through paid advertising agreements with www.epilot.com and searchmarketing.yahoo.com, formerly known as www.overture.com.  Epilot has agreements with approximately 300 search partners with over 3 billion searches per month to display advertising.  Yahoo! Search Engine Marketing lists sites and content in search results at several high-profile sites including www.msn.com, www.altavista.com, www.cnn.com and www.infospace.com.  In addition to our paid advertising programs, our preferred listings are syndicated to community portals at www.mycity.com.   MyCity.com has a national network of online city guides, focused on delivering local search results.

Benefits to Users of our Website. We are a national online Yellow Pages. Users of our website can access information nationally rather than relying exclusively on local listings such as those provided in print Yellow Pages directories. In addition, our product offerings allow users to find and take advantage of our advertisers’ current special offerings and discounts. Users can access such information easily through their desktop or laptop computers, cellular telephones or hand-held devices, such as personal digital assistants. We believe our offering of a national online Yellow Pages service meets the growing demand for immediate access and the increasing need and trend of Internet users who are more frequently traveling to areas outside the areas serviced by their local print directories. We also believe that our website meets or exceeds the local yellow page search capabilities of our major competitors.

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

Products and Services

For those advertisers that want additional exposure for their businesses or desire to take full advantage of connectivity to the World Wide Web, we offer several products and services for a fee.

Internet Advertising Package. Our primary product is our Internet Advertising Package, or IAP. Under this package, the advertiser pays for additional exposure by purchasing a Mini-WebPage. This Mini-WebPage contains, among other useful information, a 40-word description of the business, hours of operation, and detailed contact information. The advertiser can easily access and modify its Mini-WebPage. This product is easily searched by users of our website on their personal computers, as well as cellular telephones and other hand-held devices. In order to provide search traffic to an advertiser’s Mini-WebPage, we elevate the advertiser to a preferred listing status at no additional charge. As such, the preferred advertiser enjoys the benefit of having its advertisement displayed in a primary position before all of the basic listings in that particular category when users of our website perform searches on our website. We also provide our IAP advertisers with enhanced presentation and additional unique products, including:

•	Larger font.
•	Bolded business name.
•	A “tagline” whereby the advertiser can differentiate itself from its competitors.
•	An audio advertisement.
•	Map directions.
•
A Click2Call™ feature, whereby a user of our website can place a telephone call to one of our advertising customers by clicking the icon that is displayed on the Mini-WebPage. This initiates a telephone call by the advertiser to the user, in a conference call type format. Once both are connected, it functions as a regular telephone call. Because we cover all charges for this telephone call, it is free of charge to both the user and the IAP advertiser. We have an agreement with WebDialogs, Inc. to provide this service.

•	A link to the advertiser’s own webpage and email address.
•
Additional distribution network for preferred listings. This feature gives additional exposure to our IAP advertisers by placing their preferred listing on several online directory systems. There currently is no charge to the IAP advertiser for these additional channels of distribution.

Our IAP advertisers pay between $27.50 and $39.95 per month. Our IAP and the Internet Dial-Up Package described below account for over 99% of our net revenues.

Internet Dial-Up Package™. We also offer all of our IAP advertisers a cost-effective and efficient Internet dial-up package to take advantage of the benefits offered by on-line access. This allows our advertisers that do not have Internet access to take full advantage of the IAP and QuickSite packages that we offer. In most instances, we offer this service bundled with our IAP service for between $29.95 and $39.95 per month. In some regions, we only offer the bundled product and not an IAP standalone product.

Online QuickSite Package™. For those IAP advertisers that do not have their own website and that desire to provide more information than is offered through the IAP Mini-WebPage, we will design and create an eight page, template-driven website for the advertiser. This is known as a QuickSite™. Once set up, the advertiser can access its new QuickSite online and make modifications at its discretion. This essentially serves the same function as display advertisements in print Yellow Pages books, except that it can be changed more often to meet the advertiser’s needs. Users of our website can access these QuickSites on the World Wide Web or from the advertiser’s preferred listing or Mini-WebPage. Currently, this product accounts for less than 1% of our net revenues.

Billing

Our billing process allows us to deliver high levels of service to our customers through convenient and timely billing and payment options. We currently bill our advertisers through (i) their LEC, (ii) ACH billing, (iii) their credit card or (iv) direct bill invoices.

Until the end of fiscal 2004, we historically billed the majority of our advertisers via their LEC. However, during the fourth quarter of fiscal 2004, several of the LECs changed their internal policies regarding the use of activation checks as the letter of authorization that would allow us to bill our products and services directly on our advertisers’ local telephone bill. See Item 7: Management’s Discussion and Analysis of Financial Condition and Operating Results - Executive Overview for a detailed description of these changes and the effects they have had and will continue to have on our financial condition and results of operations.

During fiscal 2004, we began converting many of our advertisers to ACH billing, which is an efficient and cost-effective billing method and has a faster collection time than LEC billing. However, it is time-consuming and labor-intensive to convert customers from one billing channel to another and has resulted in missed billings and customer cancellations. While ACH billing is a cost-effective billing method, many of our customers prefer LEC billing. Therefore, many of our existing marketing programs, including our telemarketing campaign, are focused on generating new customers that will be serviced through our LEC billing channel. We expect that LEC billing will continue to be a significant billing channel in the future.

In cases where other billing methods, including LEC billing, ACH billing and recurring credit card charges, are unavailable or instances where the customer requests that we bill them directly, we utilize direct bill invoices. Direct billing has a higher percentage of uncollectible accounts than other billing methods and, therefore, is our least attractive billing option.

Billing Service Agreements. In order to bill our advertisers through their LECs, we are required to use one or more billing service aggregators. These aggregators have been approved by various LECs to provide billing, collection, and related services through the LECs. Under these agreements, our service aggregators bill and collect our charges to our advertisers through LEC billing and remit to us the proceeds, net of fees, bad debt expense, customer returns, and unbillable accounts, typically within 90 days of submission.

We also use billing service providers to process our ACH billings. These service providers process direct bank withdrawals through an Automated Clearing House and remit the proceeds, net of fees and refunds to advertisers that cancel their service, typically within 15 days of settlement.

Under our contractual agreements with our LEC billing service aggregators and our ACH service providers, these third-parties are entitled to withhold certain amounts from our net proceeds to serve as a security deposit or “holdbacks” or “reserves.” In the case of LEC billing aggregators, such amounts are generally remitted to us over a 12-18 month period, depending on the terms of the respective agreements. ACH processors maintain a rolling reserve based on average monthly volume.

During 2005, in an effort to reduce our concentration of credit risk with any single third-party, we engaged the services of additional service providers. We currently utilize three LEC billing aggregators and two ACH service providers. This reduced our concentration of gross accounts receivable with any single vendor from approximately 80% at the end of fiscal 2004 to approximately 65% at the end of fiscal 2005. A significant portion of the fiscal 2005 concentration consists of holdbacks and reserves that will be collected over their contractual period. Thus, we expect that this concentration will continue to diminish in fiscal 2006.

Check Processing Agreements. We conduct our primary marketing efforts are through direct mail solicitations. Our direct mail marketing program historically has utilized a promotional incentive generally in the form of a $3.25 activation check that a solicited business simply deposits to activate the service and become an IAP advertiser on a month-to-month basis. We continue to utilize the activation check as our primary promotional incentive. However, rather than our past practice of utilizing this activation check as the exclusive letter of authorization, we now follow up with each advertiser that has deposited the activation check to ensure that they understand our services and our terms and conditions. While this confirmation process requires additional costs, we believe it results in a more satisfied advertiser base and reduced cancellations as we eliminate a significant portion of advertisers that sign up without a full understanding of our services. For a more detailed discussion, see Item 7: Management’s Discussion and Analysis of Financial Condition and Operating Results - Executive Overview.

Pricing

We currently price our IAP product between $27.50 and $39.95 per month, which includes all of the service benefits previously described. We believe that these prices are comparable to the prices of our competitors and we believe that our site provides superior value to our advertisers when considering the many benefits that they receive, including the Click2Call feature, the Mini-WebPage, mapping directions, links to the advertiser websites, and the speed and ease of use of our website.

Our pricing advantage is significant when compared with printed Yellow Pages. For a Yellow Pages listing with comparable information content, an advertiser would typically pay over $200 per month. This listing in the printed Yellow Pages would include a business description of comparable size to our IAP offering but would lack our Click2Call feature, mapping directions, and link to the advertiser’s website. Our online Yellow Pages provide significant flexibility in terms of changing content and adding special informational items at any time throughout the year. Advertisers in printed Yellow Pages are limited by the publishers’ infrequent re-publication schedule if they desire to change their advertisement.

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

Direct Mail Solicitation. Our direct mail marketing solicitation is made up of several pages that describe in detail our products, services, pricing, sign-up instructions, and billing alternatives. We include in this solicitation a promotional sign-up incentive, generally in the form of a $3.25 activation check made payable to the name of the solicited business. If a potential advertiser wishes to order our service, the advertiser deposits the incentive check in its bank account. Because a check made out to the name of a business can only be deposited into an account of that business, the advertiser’s bank acts as a third-party verifier, confirming that the solicited advertiser is in fact the advertiser ordering the service. We have third-party verification and confirmation procedures to confirm the order and obtain the information necessary to build the advertiser’s Mini-WebPage. Within 30 days of activation, we send a confirmation letter to the business. We also offer a 120-day cancellation period during which an advertiser may receive a full refund. Our direct mail marketing program complies with FTC requirements as established by an agreement signed between our company and the FTC in September 2001.

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

Telemarketing. During the fourth quarter of fiscal 2005, we began testing our telemarketing sales campaign. This campaign went into full production subsequent to the end of fiscal 2005. We outsource this function to a third party that makes outbound calls to potential customers using a marketing list we provide. The company is compensated on a per-sale basis.

Mailing List Generation. To generate the leads for our mailing list operation, we purchase business directory listings on a monthly basis from three of the largest information providers in the North American market: Acxiom, InfoUSA, and Experian. We refer to each information provider’s list of business listings as a data set. Each data set consists of 10-19 million records with each record composed of several attributes, such as company name, address, employment range, telephone number, United States Standard Industrial Classification, or SIC code, and Standard Yellow Pages Heading, or SYPH code. While SYPH codes are proprietary to Acxiom, we believe our fluency in multiple industrial classifications and the additional cost and effort of acquiring data from several sources gives us a competitive edge over companies that purchase data from only a single provider of information or a provider that does not verify the accuracy of the information for each business listing.

We continue to evaluate the accuracy of data provided to us by our information providers and continuously expand our list of information providers as necessary in order to generate an accurate database of potential customers. We believe the quality of a lead from each information provider’s data set cannot be evaluated by business count alone. We consider other factors including overall quality, duplicates, out of business records, and records without telephone numbers. Each information provider verifies the information for each business listing differently. For example, some will attempt to verify information for each business by telephone while others will attempt to verify by using a United States Postal Service Certified Address Standardization process for converting addresses to a standard zipcode-4 format required to qualify for lower bulk mailing rates.

National Accounts Marketing. In June 2004, we initiated our National Accounts Program. Unlike other IAP advertisers, we do not obtain these accounts through our direct mail program. These accounts represent large national organizations that purchase their advertising in bulk for their many locations. These are sophisticated advertisers for whom a “per click” revenue model is effective, desired, and expected. We have built a software model that allows us to implement and bill these customers on a per click basis. We host their information on a separate spot on our search results page (beside the standard IAP listings) to give them high priority while allowing our smaller advertisers to compete directly when consumers are searching for products. We also are actively pursuing national accounts that will appear on a “skyscraper” ad on the right side of the screen, with a hypertext link, when the related category is opened.

Although we have yet to generate significant revenue from our national accounts, we have attracted some well-known customers including 1-800-Flowers, American World Van Lines, and GEICO.

Branding

The goal of our branding is to obtain instant customer recognition of our offerings that, over time, may enhance the response rate of our direct mail marketing program. We have recently sought to increase traffic to our website by the use of banner ads and skyscrapers on selected internet sites and selected radio advertisements. Prior to September 2004, page views were below 54,000,000 per month; current page views exceed 134,000,000 per month, which represents a nearly 150% increase in monthly page views. This heightened traffic is an added benefit to our subscribers as well as an increased awareness of what we offer to potential advertisers.  We expect to utilize various forms of media in the future to increase our brand awareness, which may include Internet, print, radio, and other advertising mediums.

We acquired the rights to the YP.com URL from Onramp Access Inc. pursuant to a three-year license agreement executed in 2003. We received this license in exchange for $250,000 cash and 100,000 shares of our common stock. Under the terms of this agreement, there are certain events, including the performance of our stock price, that trigger the automatic transfer of ownership to us. If such events do not occur, we have the option to purchase the rights to this URL for $300,000. Because of the importance of this URL to our branding strategy, we intend to purchase the rights to this URL if ownership has not already transferred by the end of the three-year license agreement in the fourth quarter of fiscal 2006.

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

YP.Com. The front end of our directory services and the showcase of our technology and marketing capabilities is our website, YP.Com. The YP.Com website currently is in its sixth generation of development. We develop ongoing enhancements to our website on a recurring schedule to meet the increased demand for our services and products. Our YP.com website provides several key and easy to use features, including timely information, simple search, search tips, reverse telephone number lookup, mapping, and residential and business directory listings.

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

High-Performance Database and Search Engine. We believe we provide one of the most complete and high-performing directory services in the market today. Our proprietary database enables us to collect and merge data from multiple sources to provide extensive and accurate content for our users. With our xDirectory™ and DirectXML™ technologies, we provide spellchecking, synonym matching, automated content delivery, and multiple source data merging in a simple to use paradigm. We believe these technologies simplify the search process and provide the most relevant content to suit our customers’ and users’ needs. Ultimately, we expect these technologies to increase recurrent use of our system by users of our directory services.

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

Extensible Record. We purchase data from some of the largest information providers in North America and merge that data with our extensive in-house customer data set to form what we believe is the largest and most comprehensive content in the market. This effort provides users of our directory services the greatest number of results per search. Our xDirectory platform has the unique ability to weigh the accuracy of a wide variety of attributes from the source record for inclusion into the merged record. xDirectory’s proprietary algorithm for identifying accurate information and removing inaccuracies during the merge process is complemented by our customer verification process that confirms the attributes of a given customer record.

Content Syndication, Distribution, and Private Label Networks. We add value by increasing our IAP advertisers’ visibility by providing automated conduits and content delivery to numerous search engines besides our own. We can deliver content both on the Internet and on mobile devices such as cell phones and personal digital assistants. Our market position and volume allows us to provide content to any of our strategic alliances, as discussed elsewhere in this Annual Report, at a cost below what would be accomplished if one were to attempt to duplicate our content and distribution network. We have further enhanced the capabilities of this global distribution network with our DirectXML technology, which provides high-volume automated record updates daily to our distribution partners and private-label customers.

Billing Operation. Our billing process is executed using a two-tier architecture that consists of foundation and business platforms. Our foundation platform is anchored with Microsoft® as the primary partner leveraging their SQL Server product line. This alliance aligns us technically with a stable industry standard with proven scaling ability to meet our growth needs. System stability is enabled through built-in design features including high availability, simplified database administration and security features. Our business applications tier rests on a program suite that consists of partner-provided utilities and our own utilities developed specifically to our billing process. By having development abilities in-house, we have control over our application, which allows us greater flexibility, greater security and reduced dependency on an external entity. These programs also reduce LEC submittal fees by cleaning our customer billing submittals prior to formal submission. They also optimize which provider best suits our needs in order to maximize profit potential.

Call Center Operation. We use sophisticated call center technologies to support teams dedicated to servicing customer needs, managing the provisioning of new customers and selling additional services to existing customers. The call center operation is built around a high-volume telephone switch and sophisticated applications that manage, distribute, and analyze workload across and between call center representatives. Since our call center is staffed five days a week, an automated call attendant is employed only after hours, on weekends or during holidays.

Site Design and Facilities. We implement our website on a set of large-scale, high-performance Unix servers with accompanying large-scale storage subsystems that are organized into layers and groups. Each layer and group provides different functionality across the site. We organize the site to allow the integration of new information and functionality without any interruption of service. To ensure our site remains continuously available to our users, we house the site at environmentally controlled co-location facilities geographically distributed and repeated between three locations in Arizona, Nevada, and Florida. XO Communications, a leader and national provider of telecommunications services and facilities, provides the co-location services. The co-location facilities are interconnected by a high-performance, scalable and highly-reliable state-of-the-art fiber data network.

Mailing List Generation. The technology for generating a mailing list is comprised of a proprietary application and three primary databases for generating a mailing list of leads. On a monthly basis our information providers send us leads in an electronic format for integration into a database. After data has been refreshed in each provider database, our proprietary application performs a comparison-and-merge process between data sets. The proprietary algorithm within our application improves the quality of the record by verifying the accuracy of the information for every business listing sent to us. We compare information from each information provider to determine matching records, unique records, and the method employed to verify the information for each business listed in order to gauge the accuracy for each respective information provider. A unique record is one that exists only in a single provider’s data set. The number of unique records varies from month to month and is one of the reasons we purchase from multiple sources. Following the merge process, our proprietary mailing application employs a sophisticated filtering process to determine address accuracy and facilitate the delivery of the solicitation mailer. Ultimately, the application generates an electronic file containing a list of leads with the name, address of the lead and type of business of each lead. We then send the list to our service provider for printing and mass mailing.

The Internet Yellow Pages Market

According to The Kelsey Group and the Yellow Pages Integrated Media Association, or YPIMA, while there are approximately 200 major U.S. Yellow Pages print publishers, an increasingly mobile and computer-sophisticated population is accessing the Yellow Pages by way of the Internet at a sharply increasing rate.

Per The Kelsey Group, annual Web search usage and volume are projected to cross the 100 billion threshold during the next 12 months, driven by a range of advances and new developments in general and vertical search as well as video and multimedia search. In parallel with those larger trends, local commercial searches could surpass 20 billion (or 20% of total Web searches) during 2006, according to The Kelsey Group. With increasing user awareness and the introduction of dynamic new local products, including maps, user-generated content, mobile local search and local targeting via IPTV, The Kelsey Group believes local searches could potentially exceed 30 billion by 2009.

According to a July 2005 press release from The Kelsey Group, 8% of advertisers indicated that they were likely to spend more money on Internet Yellow Pages this year, up from 2% one year ago. Among the media tracked by this study—print and Internet Yellow Pages, newspapers, direct mail, magazines, radio, outdoor, coupons, local TV, Web site, search engine key word optimization, e-mail, online city guides, pay-per-click—only Internet Yellow Pages showed a statistically significant jump. Internet Yellow Pages advertising is expected to grow to an estimated $1.3 billion by 2009, an estimated annual growth rate of 19% from 2003.

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

Strategic Alliances

In order to service users of our website more effectively and to extend our brand to other Internet sources, we have entered into strategic relationships with business partners that offer content, technology, and distribution capabilities. The following are descriptions of our most significant strategic relationships:

•
We have cross-marketing arrangements with reciprocal linking of websites without any compensation to either party. These arrangements increase the page views for our advertisers’ listings by being listed on the linked websites. During 2005, the number of websites providing such links to YP.com fluctuated between 30 and 100 websites. These co-promotional arrangements typically are terminable at will.

•
We have distribution agreements with several traffic generators, including Interchange, Marchex Inc. subsidiaries GoClick.com and Enhance Interactive, as well as others. These agreements allow us to increase the page views for our advertisers’ listings by displaying our advertisers’ information in the search results of their affiliate sites. These contracts require monthly payments that are either fixed or variable, depending on website traffic.

•
We have a license agreement with Palm, Inc. whereby we pay a fee to be a provider of Yellow Pages content on hand-held devices using the Palm operating system. We provide this content to Palm through a hypertext link from the Palm operating system to our website.

•
We have an agreement with Overture.com to provide visibility to our website so that we can provide traffic to our advertisers. In exchange for monthly fees, Overture tries to ensure that our website will be one of the highest placed sites when Yellow Pages searches are done on major search engines, such as MSN® and Yahoo®.

•
We utilize WebDialogs in a co-promotional effort to provide automatic dialing services to our website users. These services allow these users to place a call to one of our IAP advertisers by simply clicking a button. This function powers our Click2Call feature.

We are members of the Yellow Pages Association (fka Yellow Pages Integrated Media Association) and the Association of Directory Publishers and have been since 1998. These organizations are trade associations for Yellow Pages publishers or others that promote the quality of published content and advertising methods.

Customer Service

We believe that superior customer service is an important factor in differentiating ourselves from our competitors. To meet this objective, our customer service department is comprised of four main departments - inbound, outbound, quality assurance and administration.

Inbound Call Center. Our call center supports incoming calls from our advertisers for all of our products. The inbound customer service representatives, or CSRs, are responsible for taking calls regarding billing, technical service and general questions. The CSRs are empowered to activate new accounts, adjust accounts with credits, accept payments, change the billing method, and cancel accounts. Our proprietary CSR software is tiered in order to limit the actions taken with an advertiser’s account, depending on the CSR’s position. If a CSR is unable to accommodate the advertiser’s request, the CSR transfers the call to a supervisor to ensure the customer is satisfied. Requests beyond those a supervisor can handle are given to a department manager or our quality assurance personnel. The CSRs have the ability to update advertiser’s accounts by adding or changing a Mini-WebPage, changing hours of operation, changing the business category, and adding the link to the advertiser’s website and email. After the CSR makes the requested changes, the new information will appear on our website within two business days, enabling the advertiser to make timely changes to their listing. The inbound customer call center is generally staffed five days a week.

Outbound Calling. We established the outbound call center to help our IAP advertisers receive the full benefit for the advertising they purchased. The outbound CSRs primarily call new advertisers. They confirm the sale and, in the case of a new advertiser, they obtain the information to build the advertiser’s Mini-Webpage. After the outbound CSR speaks with the advertiser and obtains all the information for the advertiser’s listing, that listing is then sent to our proofreaders. Every listing that is updated is proofread prior to being placed on our site. This additional step ensures that our advertisers are represented professionally and accurately to their customers. Since our outbound CSRs only call existing or new advertisers, we are not affected by the “National Do Not Call” list.

Quality Assurance. The goal of our quality assurance personnel is to monitor inbound and outbound calls, take calls transferred from CSRs, perform customer satisfaction surveys, and make test calls into our customer care line on a random basis.

In addition to the quality assurance representatives, we have a training supervisor whose responsibility is to produce and distribute training material to the entire call center to ensure consistent information is provided to all departments.

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

Competition

We operate in the highly competitive and rapidly expanding and evolving business-to-business Internet services market. Our largest competitors are LECs, which are generally known as local telephone companies, and national search engines such as Yahoo! and Google that have recently expanded their presence in the local search market. We compete with other online Yellow Pages services, website operators, advertising networks, and traditional offline media, such as traditional Yellow Pages directory publishers, television, radio, and print share advertising. Our services also compete with many directory website production businesses and Internet information service providers.

The principal competitive factors of the markets in which we compete include personalization of service, ease of use of directories, quality and responsiveness of search results, availability of quality content, value-added products and services, and access to end-users. We compete for advertising listings with the suppliers of Internet navigational and informational services, high-traffic websites, Internet access providers, and other media. This competition could result in significantly lower prices for advertising and reductions in advertising revenues. Increased competition could have a material adverse effect on our business.

Many of our competitors have greater capital resources than we have. These capital resources could allow our competitors to engage in advertising and other promotional activities that will enhance their brand name recognition at levels we cannot match. The LECs and national search engines have advantages in terms of brand name recognition.

We believe that we are in a position to successfully compete in these markets due to the speed of our local search engine, the comprehensiveness of our database, and the effectiveness of our direct mail, telemarketing and other marketing programs. Furthermore, we have begun testing various branding campaigns using web banners and radio. We believe this will increase market awareness of the YP.com brand, which will enhance the value of YP.com to our IAP advertiser base. We further believe that we can compete effectively by continuing to provide quality services at competitive prices and by actively developing new products and services for customers.

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

Executive Officers

The following persons currently serve as our executive officers:

Name	Age	Position
Peter Bergmann	56	Chief Executive Officer and Director
W. Chris Broquist	48	Chief Financial Officer and Corporate Secretary
John Raven	41	Chief Operating Officer

PeterBergmann has served as a director of our company since May 2002. In May 2004, Mr. Bergmann was appointed Chairman, President, and Chief Executive Officer. On November 3, 2005, Mr. Bergmann resigned as Chairman and President of our company. Bergmann has agreed to continue to serve as a director of our company until our next annual meeting of the stockholders and will resign as chief executive officer immediately upon the filing of this Annual Report to pursue other interests. Since January 1999, Mr. Bergmann has served as the President of Perfect Timing Media, Inc., a television development and production company that he founded. From 1994 to 1999, Mr. Bergmann was a member of the faculty at Fairleigh Dickinson University, where he inaugurated the electronic Filmmaking and Digital Video Design program, which is a distinctive program in video and computer-generated graphics technologies offering students an opportunity to study commerce and art. In 1988, Mr. Bergmann joined Major Arts, Inc., a division of Paramount Communications, Inc., as the head of its television division where he was responsible for developing projects for television production. In 1987, Mr. Bergmann served as the President of Odyssey Entertainment, Inc. where he engineered the purchase of Coast Productions, Inc., which subsequently became Odyssey Filmmakers, Inc. From 1984 through 1987, Mr. Bergmann served as President of The Film Company, where he had directorial and production responsibilities for theatrical releases and projects for television. During the 14 years prior to 1984, Mr. Bergmann was employed in various capacities by the American Broadcasting Company. These positions included line producer, division head, and assistant to the President, Executive Vice President and Special Assistant to the Chairman of the Board. Mr. Bergmann received his PhD from New York University.

W. Chris. Broquist has served as our Chief Financial Officer since August 2004 and as our Corporate Secretary since November 2004. Prior to joining our company, Mr. Broquist served as Vice President and Chief Financial Officer of GBD Graphics, Inc. from May 2003 to August 2004. Prior to May 2003, Mr. Broquist served as Corporate Treasurer of Century Media, Inc. from February 2000 to December 2002. Between December 2002 and May 2003, Mr. Broquist was an independent consultant.

John Raven has served as our Chief Operating Officer since June 2005. Mr. Raven served as our Chief Technology Officer from September 2003 until June 2005. Mr. Raven has over ten years experience in the technology arena and 16 years of overall leadership experience working with companies such as Perot Systems (PER), where he worked in 2003 and managed 640 staff members, Read-Rite Corp,, where he worked from 2000 to 2003, and as Cap Gemini Ernst & Young (CAPMF), where he worked from 2000 to 2002. Mr. Raven also served as Director of Information Technology at Viacom's ENG Network division, where he worked from 1996 to 1999. Mr. Raven has experience in software engineering, data and process architecture, systems development, and database management systems. At NASA's Jet Propulsion Laboratory, where he worked from 1993 to 1996, Mr. Raven was a team member and information systems engineer for the historic 1997 mission to Mars conducted with the Pathfinder space vehicle and the Sojourner surface rover. Mr. Raven received his Bachelors of Science in Computer Science from the California Institute of Technology in 1991. His certifications include Cisco Internetwork Engineer, Project Management from the Project Management Institute, Certified Project Manager from Perot Management Methodology Institute, Microsoft Certified System Engineer, and Certified Novel Engineer.

Employees

As of September 30, 2005, our only direct employees are our three executive officers and our direct marketing executive. As of September 30, 2005, we also engaged 93 full-time and 32 part-time independent contractors through employee leasing or temporary help agencies. Such team members are not covered by any collective bargaining agreements.

ITEM 1A.	Risk Factors

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

Several companies, including Google, Microsoft, Verizon, and Yahoo, currently market Internet Yellow Pages or local search services that directly compete with our services and products. We may not compete effectively with existing and potential competitors for several reasons, including the following:

•	some competitors have longer operating histories and greater financial and other resources than we have and are in better financial condition than we are;

•	some competitors have better name recognition, as well as larger, more established, and more extensive marketing, customer service, and customer support capabilities than we have;

•
some competitors may supply a broader range of services, enabling them to serve more or all of their customers’ needs. This could limit our sales and strengthen our competitors’ existing relationships with their customers, including our current and potential IAP advertisers;

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

Our ability to generate revenue depends upon our ability to maintain relationships with our existing advertisers, to attract new advertisers to sign up for revenue-generating services, and to generate traffic to our advertisers’ websites. We primarily use direct marketing efforts to attract new advertisers. These direct marketing efforts may not produce satisfactory results in the future. We attempt to maintain relationships with our advertisers through customer service and delivery of traffic to their businesses. An inability to either attract additional advertisers to use our service or to maintain relationships with our advertisers could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Our operating results have historically fluctuated significantly and we have experienced recent declines in net revenues and operating profits. We could continue to experience fluctuations or continued declining operating results due to factors that may or may not be within our control. Such factors include the following:

•	fluctuating demand for our services, which may depend on a number of factors including

o	changes in economic conditions and our IAP advertisers’ profitability,

o	varying IAP advertiser response rates to our direct marketing efforts,

o	our ability to complete direct mailing solicitations on a timely basis each month,

o	changes in our direct marketing efforts,

o	IAP advertiser refunds or cancellations, and

o	our ability to continue to bill through LEC billing, ACH billing or credit card channels rather than through direct invoicing;

•	timing of new service or product introductions and market acceptance of new or enhanced versions of our services or products;

•	our ability to develop and implement new services and technologies in a timely fashion in order to meet market demand;

•	price competition or pricing changes by us or our competitors;

•	new product offerings or other actions by our competitors;

•	the ability of our check processing service providers to continue to process and provide billing information regarding our solicitation checks;

•	the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;

•	technical difficulties or failures affecting our systems or the Internet in general;

•	a decline in Internet traffic at our website;

•	the cost of acquiring, and the availability of, information for our database of potential advertisers; and

•	the fixed nature of a significant amount of our operating expenses.

The loss of our ability to bill IAP advertisers through our remaining Local Exchange Carriers on the IAP advertisers’ telephone bills would adversely impact our results of operations.

Prior to 2004, our business model depended heavily upon our ability to bill advertisers on their telephone bills through their respective Local Exchange Carriers, or LECs. In 2004 and 2005, we faced challenges and impediments to our ability to bill certain advertisers in this manner. These challenges forced us to convert many of these advertisers to alternative methods of billing, resulting in decreased revenues. We continue, however, to rely on our ability to use the LEC billing method for between one-fourth and one-third of our net revenues.

The existence of the LECs is the result of Federal legislation. In the same manner, Congress could pass future legislation that obviates the existence of or the need for the LECs. Additionally, regulatory agencies could limit or prevent our ability to use the LECs to bill our advertisers. The introduction of and advancement of new technologies, such as WiFi technology or other wireless-related technologies, could render unnecessary the existence of fixed telecommunication lines, which also could obviate the need for and access to the LECs. Finally, if the recent trend of certain LECs to change their policies concerning our ability to use an incentive check as a letter of authorization and to adopt more onerous reconfirmation requirements becomes more widespread, our ability to use the LECs to bill our advertisers could be jeopardized altogether. Our inability to use the LECs to bill our advertisers through their monthly telephone bills would result in increased dilution and decreased revenues and would have a material adverse impact on our financial condition and results of operations.

Our revenue may decline over time due to the involvement of the CLECs in the local telephone markets.

Due to competition in the telephony industry, many business customers are finding alternative telephony suppliers, such as Competitive Local Exchange Carriers, or CLECs, that offer less expensive alternatives to the LECs. When the LECs effectuate a price increase, many business customers look for an alternative telephone company, which may be a CLEC. When our advertising customers switch service providers from the LECs to a CLEC, we are precluded from billing these customers on their monthly telephone bill and must instead convert them to alternative billing methods such as ACH billing or direct invoicing. This conversion process can be disruptive to our operations and result in lost revenue. We cannot provide any assurances that our efforts will be successful. We may experience future increases in dilution of our customer base that we are able to bill on their monthly telephone bills, which, in turn, may result in decreases in our revenue.

The loss of our ability to bill IAP advertisers through our ACH billing channel would adversely impact our results of operations.

We bill a significant number of our IAP advertisers through our ACH billing channel. ACH transactions are closely regulated by NACHA - The Electronic Payments Association, which develops operating rules and business practices for the Automated Clearing House (ACH) Network and for electronic payments in the areas of Internet commerce and other electronic payment means. Changes in these rules and business practices could compromise our ability to bill a significant number of our advertisers through ACH billing, and we would have to transition these advertisers to other billing channels. Such changes would be disruptive and result in lost revenue.

We depend upon our executive officers and key personnel.

Our performance depends substantially on the performance of our executive officers and other key personnel. The success of our business in the future will depend on our ability to attract, train, retain, and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of services of any executive officers or key personnel could have a material adverse effect on our business, results of operations or financial condition. We do not maintain key person life insurance on the lives of any of our executive officers or key personnel.

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

Subsequent to September 30, 2005, we entered into a separation agreement with our CEO. To the extent that we cannot find a competent replacement on a timely basis, our operating results may be adversely affected.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending September 30, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors’, conclusions at September 30, 2007 with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at September 30, 2007 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

During the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Our ability to efficiently process new advertiser sign-ups and to bill our advertisers monthly depends upon our check processing service providers and billing aggregators and processors, respectively.

We currently use check processing companies to provide us with advertiser information at the point of sign-up for our Internet Advertising Package. Our ability to gather information to bill our advertisers at the point of sign-up could be adversely affected if one or more of these providers experiences a disruption in its operations or ceases to do business with us.

We also depend upon our billing aggregators and service providers to efficiently bill and collect monies through our LEC billing and ACH billing channels. We currently have agreements with three billing aggregators and two ACH service providers. Any disruption in these third parties’ ability to perform these functions could adversely affect our financial condition and results of operations.

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

The market for our services is uncertain.

The demand and market acceptance for our services may be subject to a high level of uncertainty. Advertisers and users may not adopt or continue to use Internet-base Yellow Pages services and other online services that we may offer in the future. Advertisers may find Internet Yellow Pages advertising to be less effective for meeting their business needs than traditional methods of Yellow Pages or other advertising and marketing. Our business, prospects, financial condition or results of operations will be materially and adversely affected if potential advertisers do not adopt Internet Yellow Pages as an important component of their advertising expenditures.

We may not be able to secure additional capital to expand our operations.

Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel. We currently anticipate that our cash on hand as of September 30, 2005, together with cash flows from operations, will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, however, we may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities. Our future liquidity and capital requirements will depend on numerous factors, including the following:

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

Existing laws and regulations and any future regulation may have a material adverse effect on our business. For example, we believe that our direct marketing programs meet existing requirements of the United States Federal Trade Commission. Any changes to FTC requirements or changes in our direct or other marketing practices, however, could result in our marketing practices failing to comply with FTC regulations. Our increasing dependence on ACH billing has exposed us to greater scrutiny by the National Automated Clearing House Association, or NACHA. As a result, we could be subject to substantial liability in the future, including fines and criminal penalties, preclusion from offering certain products or services, and the prevention or limitation of certain marketing practices.

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

Because Internet Yellow Pages is a relatively new and rapidly evolving industry, the ultimate demand and market acceptance for our services will be subject to a high level of uncertainty. Significant issues concerning the commercial use of the Internet and online service technologies, including security, reliability, cost, ease of use, and quality of service, remain unresolved and may inhibit the growth of Internet business solutions that use these technologies. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Our business, prospects, financial condition, and results of operations would be materially and adversely affected if the use of Internet Yellow Pages and other online services does not continue to grow or grows more slowly than we expect.

We may be required to keep pace with rapid technological change in the Internet industry.

In order to remain competitive, we will be required continually to enhance and improve the functionality and features of our existing services, which could require us to invest significant capital. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technologies, and systems may become obsolete. We may not have the funds or technical know-how to upgrade our services, technology, and systems. If we face material delays in introducing new services, products, and enhancements, our advertisers and users may forego the use of our services and select those of our competitors, in which event our business, prospects, financial condition, and results of operations could be materially and adversely affected.

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

Our systems and operations may be vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users or “hackers,” natural disaster, and similar events. Preventing, alleviating, or eliminating computer viruses and other service-related or security problems may require interruptions, delays or cessation of service. We may need to expend significant resources protecting against the threat of security breaches or alleviating potential or actual service interruptions. The occurrence of such unanticipated problems or security breaches could cause material interruptions or delays in our business, loss of data, or misappropriation of proprietary or IAP advertiser-related information or could render us unable to provide services to our IAP advertisers for an indeterminate length of time. The occurrence of any or all of these events could materially and adversely affect our business, prospects, financial condition, and results of operations.

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

The trading price of our common stock has fallen significantly over the past twelve months and investors could continue to experience losses in response to factors including the following, many of which are beyond our control:

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

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We have a long-term operating lease with Art Grandlich d/b/a McKellips Corporate Square for the 16,772 square foot corporate office that is located in Mesa, Arizona. We pay rent of approximately $120,000 annually under this lease, which expires in June 2006. This facility contains our customer service call center and certain administrative resources.

In October 2003, our wholly owned subsidiary, Telco, signed a three-year lease with Tomorrow 33 Convention, LP on a facility in Las Vegas, Nevada with annual lease payments of approximately $203,000. This facility is approximately 3,500 square feet and is our corporate headquarters and the primary operating facility of Telco.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our Common Stock

Our common stock trades publicly on the OTC Bulletin Board under the symbol “YPNT.” The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

The following table sets forth the quarterly high and low bid prices per share of our common stock by the OTCBB during the last two fiscal years. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year	Quarter Ended	High	Low

2004	December 31, 2003	$2.90	$1.21

	March 31, 2004	$5.58	$2.05

	June 30, 2004	$5.12	$1.03

	September 30, 2004	$2.37	$0.95

2005	December 31, 2005	$1.70	$0.93

	March 31, 2005	$1.31	$0.78

	June 30, 2005	$1.14	$0.69

	September 30, 2005	$1.12	$0.77

Holders of Record

On December 1, 2005, there were approximately 446 holders of record of our common stock according to our transfer agent. The Company has no record of the number of shareholders who hold their stock in “street” name with various brokers.

Dividend Policy

We have one class of outstanding preferred stock (Series E Preferred Stock), of which there are currently 127,840 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year, payable in quarterly installments of $0.00375.

In April 2004, we terminated certain loan agreements with two significant stockholders. In connection with the termination of those loan obligations, we agreed to pay a $0.01 per share dividend each quarter, subject to compliance with applicable laws. As a result of that agreement, we paid quarterly dividends of $0.01 per share to all common stockholders during the last three quarters of fiscal 2004 and for the first three quarters of fiscal 2005. In April 2005, we entered into another agreement with the same two significant stockholders that, among other things, terminated our obligation to pay dividends after the third quarter of fiscal 2005. The timing and amount of future dividend payments by our company, if any, will be determined by our Board of Directors based upon our earnings, capital requirements and financial position, general economic conditions, alternative uses of capital, and other pertinent factors.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 2005	171,250	$0.95	171,250	N/A

September 2005	430,000	$0.94	430,000	N/A

Total	601,250	$0.94	601,250	$2,434,391	(1)

(1) On May 18, 2005, we announced the adoption of a $3,000,000 stock repurchase program. To date, we have purchased 601,250 shares at an aggregate price of $565,609.

ITEM 6.	Selected Financial Data

The selected financial data presented below are derived from our historical consolidated financial statements for the years indicated, which have been audited by Epstein, Weber & Conover, P.L.C., our independent registered public accounting firm. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended September 30,
	2005 (1)	2004	2003	2002	2001
Statement of Operations Data
Net revenues	$25,204,858	$57,168,105	$30,767,444	$12,618,126	$13,501,966
Cost of services	3,980,619	24,757,880	8,473,746	3,497,678	6,150,085
Gross profit	21,224,239	32,410,225	22,293,698	9,120,448	7,351,881
Operating income	(831,134)	12,704,882	9,106,890	2,820,625	2,073,066
Net income	(618,158)	8,960,983	7,615,866	2,840,732	777,264
Net income (loss) per common share:
Basic	$(0.02)	$0.19	$0.17	$0.06	$0.02
Diluted	$0.00	$-	$-	$0.06	$0.02
Weighted average common shares outstanding:
Basic	46,390,356	47,375,927	45,326,721	44,024,329	40,738,839
Diluted	46,390,356	48,075,699	45,591,590	44,024,329	40,738,839
Cash dividends declared per common share	$1,444,763	$1,427,640	$-	$-	$-

Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$6,990,162	$4,818,203	$4,762,238	$1,158,015	$3,880,158
Net cash provided by (used in) investing activities	(435,805)	(2,192,500)	(2,798,500)	(244,077)	(165,672)
Net cash provided by (used in) financing activities	(2,010,148)	(1,428,022)	(351,998)	(830,677)	(3,250,252)

Balance Sheet Data
Cash and cash equivalents	$8,119,298	$3,576,529	$2,378,848	$767,108	$683,847
Working capital	14,690,911	12,484,833	6,615,537	3,089,108	1,680,074
Property and equipment, net	396,862	725,936	731,142	274,459	374,885
Intangible assets, net	4,792,084	3,326,274	3,512,952	3,578,542	3,932,084
Total assets	25,097,192	29,097,185	22,387,691	10,773,652	9,416,890
Total long term liabilities	-	848,498	-	115,866	410,669
Total stockholders equity	23,529,543	26,379,974	17,740,843	9,237,789	6,388,551

(1) Includes an increase to income of approximately $100,000 (net of income taxes of approximately $54,000) resulting from a cumulative effect of an accounting change for forfeitures of restricted stock granted to employees, executives and consultants.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended September 30, 2005, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 8 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-K, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to our (i) assertion that there is an expectation of tremendous growth in online advertising; (ii) expectation that our adoption of the provisions of SFAS 123R in the first quarter of fiscal 2006 on a prospective basis will not have a material effect on its financial condition or results of operations; (iii) expectation that cost of services will continue to be directly correlated to our usage of LEC billing channel; (iv) expectation that the foregoing trend of significantly increasing our cash position will not continue at the current rate; and (v) the belief that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview

This section presents a discussion of recent developments and summary information regarding our industry and operating trends only. For further information regarding the events summarized herein, you should read this MD&A in its entirety.

Business and Company Overview

We use a business model similar to print Yellow Pages publishers. We publish basic directory listings on the Internet free of charge. Our basic listings contain the business name, address, and telephone number for almost 17 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format.

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

Definition and Explanation of Customer Counts

Our customer count metric includes those customers that were successfully billed for the month in which they received a listing, but only includes customers that are not more than 30 days past due in paying on their account. Once an account exceeds the 30-day past due period, the account is no longer considered to be a customer and is removed from our customer count. It is important to recognize that activation alone does not constitute inclusion in our customer count. The customer must have also been billed through one of our billing channels - LEC, ACH, recurring credit card or direct invoice.

Changes in Billing Practices

Our revenues have been adversely affected as we transition from LEC billing to other billing methods. During this transitional period, we have experienced increased customer cancellations and missed billings as we continue to gather the information necessary to convert customers to more desirable billing methods such as ACH billing.

Until late 2004, we billed most of our customers directly through their monthly phone bill (referred to as LEC billing). As discussed in Item 1: Business, our revenues have been negatively impacted by recent changes in LEC billing practices, which require us to perform additional procedures to confirm new and existing customers before we are allowed to bill via certain local telephone companies. There also has been an increasing presence of Competitive Local Exchange Carriers, or CLECs, in the local telephone market. If an advertiser changes its telephone service from a LEC to a CLEC , we often are not able to utilize LEC billing channels to bill for services, which adversely impacts our revenues.

We continued to deal with the impacts of these billing issues during fiscal 2005. As a result, we have made strides to reduce our dependence on LEC billing and have identified effective alternative methods of billing our customers. We have migrated a substantial portion of our customers to automated clearing house, or ACH, billing. ACH billing is less expensive, has a faster collection time than LEC billing, and presents minimal dilution. However, it is time-consuming and labor-intensive to convert customers from one billing channel to another and the conversion process can result in missed billings or customer cancellations. In situations where we cannot bill a customer via LEC or ACH billing, or in instances where the customer requests that we bill them directly, we utilize direct invoices. Direct billing has a higher percentage of uncollectible accounts than other billing methods and, therefore, is our least attractive billing option.

The following represents the breakdown of net billings by channel during recent fiscal quarters:

	Q4 2005	Q3 2005	Q2 2005	Q1 2005	Q4 2004	Q3 2004	Q2 2004	Q1 2004
LEC billing	32%	23%	26%	49%	64%	91%	98%	97%
ACH billing	54%	64%	56%	42%	32%	7%	1%	0%
Direct billing	14%	13%	18%	9%	4%	2%	1%	3%

Recent Financial Results

The following represents a summary of recent financial results:

	Q4 2005	Q3 2005	Q2 2005	Q1 2005	Q4 2004	Q3 2004	Q2 2004	Q1 2004
Net Revenues	$6,052,936	$6,517,158	$6,444,609	$6,190,155	$10,069,924	$16,890,361	$16,367,853	$13,839,967
Gross margin	4,993,639	5,591,353	5,583,676	5,055,571	4,990,492	8,695,098	9,767,071	8,957,765
Operating expenses	6,295,000	5,269,473	5,199,870	5,291,031	5,518,453	5,213,413	4,665,672	4,250,316
Operating income (loss)	(1,301,361)	321,880	383,806	(235,459)	(527,961)	3,481,685	5,101,399	4,707,449
Net income (loss) (1)	(815,727)	(149,784)	298,280	49,072	(311,721)	2,639,420	3,348,599	3,284,685

(1) The following non-recurring items are relevant to our fiscal 2005 quarterly operating results, each of which are further described in this Executive Overview:

•
Fourth quarter of fiscal 2005 - includes an increase of general and administrative expenses totaling approximately $212,000 relating to the termination of consulting agreements with certain of our former officers and an increase in sales and marketing expense of $921,000 associated with a change in the amortization period of our customer acquisition costs, offset by a reduction of general and administrative expenses of approximately $295,000 associated with the true-up of estimates of forfeitures of restricted stock grants.

•
Third quarter of fiscal 2005 - includes losses of $328,000 associated with a litigation settlement and approximately $282,000 associated with our agreement to settle outstanding amounts due from two of our largest stockholders (with the loss being equal to the difference between the fair value of debt forgiven and the value of the consideration received).

•	First quarter of fiscal 2005 - includes a gain of approximately $100,000 (net of tax effects) associated with the cumulative effect of an accounting change with respect to our restricted stock grants.

Attorneys General Complaints Concerning Direct Marketing Mail Solicitation

We have received a number of notices from the Attorney General offices of the States of Nevada, Nebraska, and Oregon concerning consumer complaints about the use of our direct mail solicitation. In Nebraska, the notice required us to cease and desist the use of our check mail program in that State immediately. The notices generally claim that the promotional check mailer practice engaged in by the Company violates state consumer protection statutes and deceptive trade practices acts.

We believe that the language in the various state statutes referenced is very vague as to what constitutes a deceptive trade practice or misleading practice, such that they are subject to wide-ranging constructions. Moreover, we do not believe that we are in violation of the referenced statutes. To this end, we are maintaining an ongoing dialogue with the various states in an effort to dispel such concerns, explain the non-deceptive nature of our business solicitations, and, if practicable, tailor our marketing practices so as to comply with the various states’ interpretation of what conduct would not violate the applicable consumer protection statutes.

Our current cooperative posture, however, does not obviate the possibility of a particular State Attorney General instituting formal action against us in a wider attempt to curb solicitations for business utilizing check promotions. We hope to continue our good faith discussions with these various States Attorney General offices in an effort to formulate a uniform set of standards to be used to determine if any specific check solicitation violates consumer protection laws. However, to the extent future standards are deemed too onerous, we may consider pursuing a legal course of action challenging those standards.

Recent Developments

On November 3, 2005, we entered into a Separation Agreement with Peter J. Bergmann in connection with his resignation as Chairman and President of our company. In connection with the Separation Agreement, on November 3, 2005, our company and Mr. Bergmann terminated his Employment Agreement, dated June 6, 2004, and his Restricted Stock Agreement, dated June 6, 2004. Pursuant to the Separation Agreement, Mr. Bergmann will continue to serve as a director of our company until the next annual meeting of the stockholders and will be resigning as Chief Executive Officer immediately upon the filing of this Annual Report.

In consideration of a waiver of all rights to severance and certain other covenants and a general release of all claims by Mr. Bergmann, the agreement provides for the continued payment of the monthly salary Mr. Bergmann was receiving immediately prior to the Agreement until his resignation as CEO. He also is entitled to the payment of 18 months of his current salary in one payment of $337,500 on or before January 2, 2006. We also will continue to provide Mr. Bergmann with health insurance for 12 months or until he is employed elsewhere with a company that offers an insurance program.

Pursuant to the agreement, Mr. Bergmann forfeited all shares of our common stock and any other unvested capital stock or options to purchase such stock received by Mr. Bergmann, or an affiliated party, while employed by our company except for (i) 50,000 shares granted to Mr. Bergmann in 2002 that were fully vested, (ii) 600,000 shares of the total 1,000,000 shares granted to Mr. Bergmann in a Restricted Stock Agreement dated June 6, 2004, and (iii) 100,000 shares granted to Mr. Bergmann in April 2005. The parties agreed that the shares set forth in (ii) and (iii) above will remain subject to contractual restrictions on transfer for 18 months, or until a change of control or our stock price achieving certain sustained levels.

On August 11, 2005, we elected to accelerate all remaining payments and conclude all related consulting activities associated with the termination agreements with former executives and officers outlined in Note 11 in the Notes to Unaudited Consolidated Financial Statements. As the portion of the termination payments attributable to consulting services are amortized over the contractual period of service, the remaining unamortized balance of approximately $212,000 at June 30, 2005 was charged to expense in the fourth quarter of fiscal 2005. The non-compete portion of the termination agreements remain unchanged and will continue to be expensed over the life of the non-compete agreements.

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

•
Non-paying customers. There are customers who may not pay the fee for our services even though we believe they are valid subscribers. Included in cost of services is an accrual for estimated non-paying customers that are recorded at the time of billing.

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

Allowance for Doubtful Accounts.  We receive cash through the processes discussed above. Under our contractual arrangements with our third party aggregators and service providers, the LECs and aggregators/service providers deduct from our gross billings amounts for returns, nonpaying customers, dilution and fees to arrive at net proceeds remitted to us. We estimate an allowance for doubtful accounts on the basis of information provided by the billing aggregators and service providers. This information is an indicator of timely payments made by our subscribers. At September 30, 2005 and 2004, the allowance for doubtful accounts was approximately 16% and 26% of gross accounts receivable, respectively.

Carrying Value of Intellectual Property. The carrying value of our intellectual property at September 30, 2005, relates primarily to the purchase of the Yellow-Page.Net Universal Resource Locator, or URL, from Telco. The URL is recorded at its $5,000,000 purchase price, less accumulated amortization of $2,423,000. We have estimated the useful life of this asset to be 20 years.

We evaluate the recoverability of the carrying amount of this and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of this asset may not be fully recoverable. In 2005, there have been no events that indicate that this asset may be impaired and, accordingly, no such impairment tests are warranted. In the event of such changes, impairment would be assessed if the undiscounted expected cash flows derived for the asset are less than its carrying amount. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows would impact the outcome of such impairment tests.

Capitalization of Direct Response Advertising Costs and Amortization of those Costs. We purchase mailing lists and send advertising materials to prospective subscribers from those mailing lists as well as outbound call campaigns. Customers subscribe to the services by affirmatively responding to those advertising materials and calling campaigns, which serve as the contract for the subscription. We capitalize these direct response advertising costs and amortize them on a straight-line basis over the average expected life of our customers based on historical IAP advertiser attrition rates and other factors. Due to increased turnover, in part due to changes in billing practices previously described, effective July 1, 2005, we decreased our amortization period for these costs from 18 months to 12 months. The change in this estimate resulted in an increase in sales and marketing costs of approximately $921,000 during the fourth quarter of fiscal 2005, bringing the total amortization expense of these costs to $5,924,000 for fiscal 2005 as compared to $5,097,000 for fiscal 2004. As of September 30, 2005, the carrying value of our direct response advertising costs was $2,338,000, which includes the gross cost of approximately $3,779,000, less amortization of $1,441,000.

Income Taxes. Management evaluates the probability of the utilization of the deferred income tax assets. We have estimated net deferred income tax assets of $759,000 and net deferred tax liabilities of $764,000 at September 30, 2005 and 2004, respectively, which relate to various timing differences between book and tax expense recognition. We are required to make judgments and estimates related to the timing and utilization of deferred income tax assets, applicable tax rates, and feasible tax planning strategies.

Stock-Based Compensation. From time-to-time, we grant restricted stock awards to employees, directors, executives, and consultants. Such awards are recorded as an increase to common stock and paid in capital on the grant date with an offsetting amount of deferred compensation in stockholders’ equity. This deferred compensation cost is amortized on a straight-line basis over the vesting period. Prior to October 1, 2004, we recognized forfeitures as they occurred. Upon occurrence, we reversed the previously recognized expense associated with such grant. Effective October 1, 2004, we changed to an expense recognition method that is based on an estimate of the number of shares that are ultimately expected to vest (see discussion below in “Results of Operations - Cumulative Effect of Accounting Change”). The impact of changes in such estimates on unamortized deferred compensation cost are recorded as an adjustment to compensation expense in the period in which such estimates are revised. During the fourth quarter of 2005, the Company changed its estimate of forfeitures on stock grants to key employees, officers and directors based on historical experience. This change caused a decrease in compensation expense of approximately $295,000 in the fourth quarter of fiscal 2005.

Results of Operations

Net Revenues

Year Ended September 30,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2005	$25,204,858	$(31,963,247)	(56)%
2004	$57,168,105	$26,400,661	86%
2003	$30,767,444

The decrease in revenues for the year ended September 30, 2005, as compared to the year ended September 30, 2004, was largely due to declines in our paying subscriber base resulting from our LEC billing issues. The following table sets forth recent quarter-end customer counts:

Q4 2005	Q3 2005	Q2 2005	Q1 2005	Q4 2004	Q3 2004

92,000	108,000	105,000	95,000	196,000	224,000

We experienced significant customer count declines from the third quarter of 2004 to the first quarter of 2005 as a result of our transition from LEC billing to other billing channels as described in the “Executive Overview” section above. We increased our customer count in the second and third quarters of fiscal 2005. However during the third and fourth quarter of 2005, we experienced continued changes in the billing practices of certain of our LECs which required us to transition such customers to alternative billing channels. As of the end of fiscal 2005, we have yet to transition a significant number of these customers to an acceptable alternative billing channel that would allow us to include these customers in our customer count. See “Executive Overview - Explanation of Customer Counts” in this MD&A for an explanation of our customer count.

Although we have concentrations of risk with our billing aggregators (as described in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report), these aggregators bill via many underlying LECs, thus reducing our risk. As we no longer have any significant concentrations of customers with any single LEC, we do not expect any future changes in billing practices with our remaining LECs to have a material adverse impact on our net revenues.

Our net revenues increased substantially in fiscal 2004 as compared to fiscal 2003 due to significant increases in our customer count and increases in our monthly pricing. During fiscal 2004, we significantly increased the number of activated customers through increased marketing efforts consisting primarily of direct mail advertising. The prices for our IAP product fluctuated between $17.95 and $29.95 per month during 2003. In 2004, the majority of our customers paid between $27.50 and $29.95 per month.

The price for our IAP product currently ranges from $27.50 to $39.95 per month.

Cost of Services

Year Ended September 30,	Cost of Services	Change from Prior Year	Percent Change from Prior Year

2005	$3,980,619	$(20,777,261)	(83.9)%
2004	$24,757,880	$16,284,134	192.2%
2003	$8,473,746

The decrease in our cost of services from fiscal 2004 to fiscal 2005 is directly attributable to a reduction in our dilution expense as a result of our transition from LEC billing to alternative billing methods. Billings through LEC channels, which drives a substantial majority of our dilution expense, decreased to 32% of total billings during fiscal 2005 from over 90% of total billings during fiscal 2004. A significant portion of these customers were converted to ACH and direct billing methods, which have minimal dilution. We expect cost of services to continue to be directly correlated to our usage of LEC billing channels.

Cost of services increased from fiscal 2003 to fiscal 2004 due primarily to an increase in dilution as a percentage of revenues. The increase in dilution is primarily the result of advertisers switching from LECs to other telephone carriers for their local telephone service and the change in LEC billing practices with respect to customers whose activation check served as the letter of authorization. Each of these factors is described above in Item 6: Management’s Discussion and Analysis - Changes in Billing Practices.

Gross Profit

Year Ended September 30,	Gross Profit	Change from Prior Year	Percent Change from Prior Year

2005	$21,224,239	$(11,185,986)	(34.5)%
2004	$32,410,225	$10,116,527	45.4%
2003	$22,293,698

The decrease in our gross profits from fiscal 2004 to fiscal 2005 was due to decreased revenues resulting from the previously mentioned decrease in IAP advertisers, offset in part by the decreased dilution as discussed above. Gross margins increased to 84.2% of net revenues in fiscal 2005 compared to 56.7% of net revenues in fiscal 2004 due to decreased dilution in fiscal 2005.

The increase in gross profits from fiscal 2003 to fiscal 2004 is due to increased revenues resulting from the previously mentioned increased average IAP advertiser counts and price increases, offset by increased dilution discussed above. Gross margins decreased to 56.7% of net revenues in fiscal 2004 compared to 72.5% of net revenues in fiscal 2003 due to increased dilution as a percentage of revenues in fiscal 2004.

General and Administrative Expenses

Year Ended September 30,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2005	$13,300,544	$614,208	4.8%
2004	$12,686,336	$4,028,646	46.5%
2003	$8,657,690

General and administrative expenses increased 4.8 % during fiscal year 2005 compared to a 46.5% increase in fiscal 2004. The increase in costs for the year ended September 30, 2005 was comprised of approximately $828,000 related to our efforts to reconfirm our existing subscriber base and $584,000 associated with increased customer mailing costs attributable to an increase in customers that are invoiced directly and other customer mailing efforts that took place during fiscal 2005. These increases were offset by the combination of $498,000 of decreased legal costs in fiscal 2005 and general expense reductions associated with cost-containment initiatives.

General and administrative expenses in fiscal 2004 increased significantly over fiscal 2003 due to an increase in personnel and other expenses relating to our growth in IAP advertisers, our Quality Assurance and outbound marketing initiatives, as well as an increase in certain officers’ compensation relating to employment contracts with such officers and termination agreements with former officers.

Our general and administrative expenses consist largely of fixed and semi-fixed expenses such as compensation, rent, utilities, etc. Therefore, we do not consider short-term trends of general and administrative expenses as a percentage of revenues to be meaningful indicators for evaluating operational performance.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q4 2005	Q3 2005	Q2 2005	Q1 2005	Q4 2004	Q3 2004	Q2 2004	Q1 2004
Compensation for employees, consultants, officers and directors	2,283,733	2,184,131	1,937,592	2,265,863	2,458,735	2,029,536	2,006,719	2,054,271

Other G&A costs	697,436	600,442	608,428	809,396	950,677	1,029,252	945,758	649,608

Reconfirmation, mailing, billing and other customer-related costs	$432,447	$535,861	$635,624	$309,592	$132,390	$244,324	$67,511	$59,865

Sales and Marketing Expenses

Year Ended September 30,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2005	$7,454,760	$1,366,146	22.4%
2004	$6,088,614	$2,219,971	57.4%
2003	$3,868,643

Sales and marketing expense increased in fiscal 2005 as compared to fiscal 2004 due to an increase in amortization of direct response advertising costs and an increase of $504,000 for branding, offset by a decrease in other miscellaneous promotional expenses. As previously described, effective July 1, 2005, we decreased our amortization period for capitalized direct response advertising costs from 18 months to 12 months in light of recent trends related to customer attrition. The change in this estimate resulted in an increase in sales and marketing costs of approximately $921,000 during the fourth quarter of fiscal 2005, bringing the total amortization expense of these costs to $5,924,000 fiscal 2005 as compared to $5,097,000 for fiscal 2004. We will continue to analyze our amortization periods in the future.

Branding expenses include radio and Internet advertising and fees paid to redirect traffic from other websites. Prior to September 2004, page views were below 54,000,000 per month. Current page views exceed 134,000,000 per month, which represents a nearly 150% increase in monthly page views.

A substantial portion of sales and marketing expense relates to the amortization of costs previously incurred, thereby creating a significant fixed component of this expense. Accordingly, revenue declines resulted in our sales and marketing expenses increasing as a percentage of revenues to 29.6% for fiscal 2005 compared to 10.7% for fiscal 2004.

Sales and marketing costs increased significantly between fiscal 2003 and fiscal 2004 due to the increased effort in our marketing solicitation program, the implementation of new market strategies, and modifications to our direct mail marketing pieces. As a percentage of revenues, sales and marketing expenses were 10.7% in fiscal 2004 as compared to 12.6% for fiscal 2003.

Depreciation and Amortization

Year Ended September 30,	Depreciation & Amortization	Change from Prior Year	Percent Change from Prior Year

2005	$1,300,069	$369,676	39.7%
2004	$930,393	$269,918	40.9%
2003	$660,475

The increase in depreciation and amortization expense from fiscal 2004 to fiscal 2005 is attributable to (i) amortization of a $1,821,000 non-compete agreement acquired in April 2005 as part of the Transfer and Repayment Agreement described in “Recent Developments” above and in Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this report, and (ii) increased amortization of intangible assets associated with website development costs that were capitalized during 2005.

The increase in depreciation and amortization expense from fiscal 2003 to fiscal 2004 is attributable to (i) increased depreciation due to additional purchases of equipment related to our upgrade in infrastructure in the information technology department and hardware purchased relating to our quality assurance and outbound marketing initiatives, and (ii) increased amortization of intangible assets associated with website development costs that were capitalized during 2004. Amortization relating to the capitalization of our direct mail marketing costs is included in marketing expenses, as discussed previously.

Operating Income

Year Ended September 30,	Operating Income	Change from Prior Year	Percent Change from Prior Year

2005	$(831,134)	$(13,536,016)	(106.5)%
2004	$12,704,882	$3,597,992	39.5%
2003	$9,106,890

Our operating income declined in fiscal 2005 as compared to fiscal 2004 due primarily to revenue declines as previously described. Likewise, revenue increases were a predominate factor in our increase in operating income in fiscal 2004 as compared to fiscal 2003.

Other Income (Expense)

Year Ended September 30,	Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2005	$(550,409)	$(1,338,584)	(169.8)%
2004	$788,175	$497,173	170.8%
2003	$291,002

Other income (expense) in fiscal 2005 includes the following:

•
A loss of $282,000 from the Transfer and Repayment Agreement as described in Note 11 in the Notes to Unaudited Consolidated Financial Statements. This amount is equal to the difference between the carrying value of Advances to Affiliates and the value of the consideration received.

•	A loss of $328,000 from an arbitration judgment involving disputed fees associated with a former public relations firm described above in the Executive Overview section of this MD&A.

Other income in fiscal 2004 consisted of technical and service income from Simple.net of $287,000, a nonrecurring reversal of $525,000 of previously accrued compensation costs for former executives for which payment is no longer required, and other miscellaneous items.

Other income in fiscal 2003 consisted of technical and service income from Simple.net of $619,000, offset by legal expenses incurred relating to stock settlements of $241,000 and other miscellaneous items.

Income Tax Benefit (Provision)

Year Ended September 30,	Income Tax Benefit (Provision)	Change from Prior Year	Percent Change from Prior Year

2005	$429,182	$5,269,278	(108.9)%
2004	$(4,840,096)	$(2,968,803)	158.6%
2003	$(1,871,293)

The change in our income tax benefit (provision) in each of the above years is due primarily to changes in our pre-tax income. However, fiscal 2003’s tax provision was reduced by approximately $1,465,000 due to changes in our estimate of net operating loss carryforwards. As of September 30, 2005, we have utilized all of our net operating loss carryforwards.

Cumulative Effect of Accounting Change

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

Net Income (Loss)

Year Ended September 30,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2005	$(618,158)	$(9,579,141)	(106.9)%
2004	$8,960,983	$1,345,117	17.7%
2003	$7,615,866

We reported a net loss for fiscal 2005 of $618,000, as compared to net income for fiscal 2004 of $8,961,000, a decrease of $9,579,000. The substantial decrease in net income for the year ended September 30, 2005 is due primarily to decreased revenues. Net income (loss) as a percent of revenues was (2.5)% for fiscal 2005 as compared to 15.7% for fiscal 2004. As a significant portion of our expenses are fixed, our profitability margins are negatively impacted by declines in revenue.

Net income increased from fiscal 2003 to fiscal 2004 due primarily to increases in our gross profit, offset by increased sales and marketing and general and administrative expenses needed to attract and service our growing customer base and to expand our website functionality.

Liquidity and Capital Resources

Net cash provided by operating activities increased $2,172,000, or 45%, to $6,990,000 for the year September 30, 2005, compared to $4,818,000 for the year ended September 30, 2004. The increase in cash generated from operations in fiscal 2005 is primarily due to the conversion of many of our customers from LEC billing to alternate billing channels that have a shorter collection time. Net cash provided by operating activities was $4,762,000 for the year ended September 30, 2003.

Our primary source of cash inflows is net remittances from our billing channels, including ACH billings and LEC billings. For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission. For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process. The billing service aggregators generally do not remit funds until they are collected. Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates. Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense. These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time. We classify these holdback reserves as current or long-term receivables on our balance sheet, depending on when they are scheduled to be remitted to us. As of September 30, 2005, approximately 65% of our accounts receivable are due from a single aggregator.

Our most significant cash outflows include payments for marketing expenses and general operating expenses. Cash outflows for direct response advertising, our primary marketing strategy, typically occur in advance of expense recognition as these costs are capitalized and amortized over 12 months, the average estimated retention period for new customers. General operating cash outflows consist of payroll costs, income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used in investing activities totaled $436,000 during fiscal 2005 and consisted of expenditures for intangible assets and minor purchases of equipment. During fiscal 2004, cash used for investing activities was $2,193,000, of which the primary components were net advances to affiliates of $1,450,000, expenditures for intangible assets of $391,000 and $385,000 for purchases of equipment. During fiscal 2003, cash used for investing activities was $2,798,000, consisting of net advances to affiliates of $1,800,000, expenditures for intangible assets of $262,000 and $737,000 for purchases of equipment.

Net cash used for financing activities was $2,012,000 during fiscal 2005 and consisted primarily of payments of common stock dividends of $1,445,000 and purchases of treasury stock totaling $566,000. Cash used for financing activities during fiscal 2004 were $1,428,000 and consisted predominantly of payments of common stock dividends. Cash used for financing activities during fiscal 2003 were $352,000 and consisted of $307,000 of net debt repayments and $45,000 for the purchase of treasury stock.

We had working capital of $14,691,000 as of September 30, 2005, compared to $12,485,000 as of September 30, 2004. Our cash position increased to over $8,119,000 at September 30, 2005 from approximately $3,600,000 at the end of fiscal 2004. Despite our near breakeven performance during 2005, our operating expenses consist of a substantial amount of non-cash expenses, such as amortization of customer acquisition costs and deferred stock compensation, which allow us to continue to grow our cash and working capital.

We do not expect the foregoing trend of significantly increasing our cash position to continue at the current rate. Our future cash flows may be impacted by a number of factors, including the following:

•	Potential repurchases of our common stock from time to time on the open market or in privately negotiated transactions as authorized by our Board of Directors

•	Increased marketing expenditures

We maintain a $1,000,000 credit facility with Merrill Lynch Business Financial Services Inc., The applicable interest rate on borrowings, if any, will be a variable rate of the one-month LIBOR rate (as published in the Wall Street Journal), plus 3%. The facility requires an annual line fee of 1% of the committed amount. Outstanding advances are secured by all of our existing and acquired tangible and intangible assets located in the United States. There was no balance outstanding at September 30, 2005. On May 19, 2005, we renewed this line of credit, extending the maturity date from April 30, 2005 to April 30, 2006. All other terms and conditions of the original line of credit remain unchanged.

The credit facility requires us to maintain a “Leverage Ratio” (total liabilities to tangible net worth) that does not exceed 1.5-to-1 and a “Fixed Charge Ratio” (earnings before interest, taxes, depreciation, amortization and other non-cash charges minus any internally financed capital expenditures divided by the sum of debt service, rent under capital leases, income taxes and dividends) that is not less that 1.5-to-1 as determined quarterly on a 12-month trailing basis. The credit facility includes additional covenants governing permitted indebtedness, liens, and protection of collateral. As of September 30, 2005, we were in compliance with the covenants and are able to fully draw on the credit facility.

Until April 1, 2005, we were contractually obligated to pay a $0.01 per share dividend each quarter, subject to compliance with applicable laws, to all common stockholders, including those who hold unvested restricted stock. However, in connection with the Transfer and Repayment Agreement dated April 1,2005, we are no longer required to pay quarterly dividends. Future dividend payments will be evaluated by the Board of Directors based upon earnings, capital requirements and financial position, general economic conditions, alternative uses of capital and other pertinent factors.

During 2005, our Board of Directors authorized the repurchase of up to $3,000,000 of our common stock from time to time on the open market or in privately negotiated transactions. To date, we have purchased 601,250 shares at a weighted-average price of $0.94 per share for a total of $566,000.

The following table summarizes our contractual obligations at September 30, 2005 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Period
Contractual obligations	Total	2006	2007	2008	2009	Thereafter
Lease commitments	$405,000	$369,000	$28,000	$8,000	--	--

At September 30, 2005, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

Although our revenues declined significantly and we incurred a net loss in fiscal 2005, we believe that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

ITEM 7A.	Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2005, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2005 or 2004) or commodity price risk.

ITEM 8.	Financial Statements and Supplementary Data

YP CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board
of Directors of YP Corp.:

We have audited the accompanying consolidated balance sheets of YP Corp. and subsidiaries as of September 30, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the each of the three years in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of YP Corp. and subsidiaries as of September 30, 2005 and 2004, and the consolidated results of its operations and cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/   Epstein, Weber & Conover, PLC
Scottsdale, Arizona
December 9, 2005

YP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
Assets	2005	2004

Cash and equivalents	$8,119,298	$3,576,529
Restricted cash	500,000	-
Accounts receivable, net	5,338,533	8,362,283
Prepaid expenses and other current assets	1,918,842	822,919
Income tax refund receivable	-	1,239,436
Deferred tax asset	381,887	352,379
Total current assets	16,258,560	14,353,546
Accounts receivable, long term portion, net	873,299	2,075,334
Customer acquisition costs, net	2,337,650	4,482,173
Property and equipment, net	396,862	725,936
Deposits and other assets	62,029	239,060
Intangible assets, net	4,792,084	3,326,274
Deferred tax asset, long term	376,708	-
Advances to affiliates	-	3,894,862
Total assets	$25,097,192	$29,097,185

Liabilities and Stockholders' Equity

Accounts payable	$655,526	$1,210,364
Accrued liabilities	803,268	542,481
Income taxes payable	108,855	-
Notes payable - current portion	-	115,868
Total current liabilities	1,567,649	1,868,713
Deferred income taxes	-	848,498
Total liabilities	1,567,649	2,717,211
Commitments and contingencies	-	-
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized, 127,840 and 128,340 issued and outstanding, liquidation preference $38,202 and $38,502	10,866	10,909
Common stock, $.001 par value, 100,000,000 shares authorized, 48,837,694 and 50,858,787 issued and outstanding	48,838	50,858
Treasury Stock	(2,171,740)	-
Paid in capital	11,044,400	12,151,947
Deferred stock compensation	(3,247,535)	(5,742,814)
Retained earnings	17,844,714	19,909,074
Total stockholders' equity	23,529,543	26,379,974

Total liabilities and stockholders' equity	$25,097,192	$29,097,185

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended September 30,
	2005	2004	2003

Net revenues	$25,204,858	$57,168,105	$30,767,444
Cost of services	3,980,619	24,757,880	8,473,746
Gross profit	21,224,239	32,410,225	22,293,698
Operating expenses:
General and administrative expenses	13,300,544	12,686,336	8,657,690
Sales and marketing expenses	7,454,760	6,088,614	3,868,643
Depreciation and amortization	1,300,069	930,393	660,475
Total operating expenses	22,055,373	19,705,343	13,186,808
Operating income	(831,134)	12,704,882	9,106,890
Other income (expense):
Interest expense and other financing costs	(8,610)	(19,123)	(19,728)
Interest income	242,965	327,145	108,995
Other income (expense)	(550,409)	788,175	291,002
Total other income (expense)	(316,054)	1,096,197	380,269

Income (loss) before income taxes and cumulative effect of accounting change	(1,147,188)	13,801,079	9,487,159
Income tax benefit (provision)	429,182	(4,840,096)	(1,871,293)
Cumulative effect of accounting change (net of income taxes of $53,764 in 2005)	99,848	-	-
Net income (loss)	$(618,158)	$8,960,983	$7,615,866

Net income (loss) per common share:
Basic:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.02)	$0.19	$0.17
Cumulative effect of accounting change	$0.00	$-	$-
Net income applicable to common stock	$(0.01)	$0.19	$0.17

Diluted:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.02)	$0.19	$0.17
Cumulative effect of accounting change	$0.00	$-	$-
Net income (loss) applicable to common stock	$(0.01)	$0.19	$0.17

Weighted average common shares outstanding:
Basic	46,390,356	47,375,927	45,326,721
Diluted	46,390,356	48,075,699	45,591,590

Certain amounts may not total due to rounding of individual components.
See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Treasury	Paid-In	Deferred	Retained
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Earnings	Total

Balance, October 1, 2002	40,769,609	$40,770	131,840	$11,206	$(171,422)	$4,593,435	$-	$4,763,800	$9,237,789
Common stock issued for services	7,005,678	7,006				712,678			719,684
Common stock issued for URL	100,000	100				59,900			60,000
Purchase of treasury stock	(500,000)	(500)			(45,000)	500			(45,000)
Series E preferred stock dividends								(1,978)	(1,978)
Common stock issued in restricted stock plan	1,973,000	1,973				3,993,352	(3,995,325)		-
Amortization of deferred stock compensation							154,482		154,482
Net income								7,615,866	7,615,866
Balance, September 30, 2003	49,348,287	$49,349	131,840	$11,206	$(216,422)	$9,359,865	$(3,840,843)	$12,377,688	$17,740,843

Balance, October 1, 2003	49,348,287	$49,349	131,840	$11,206	$(216,422)	$9,359,865	$(3,840,843)	$12,377,688	$17,740,843
Common stock issued for services	1,010,000	1,010				1,540,430	(1,541,440)		-
Series E preferred stock dividends								(1,957)	(1,957)
Common stock issued in restricted stock plan	515,000	515				1,520,636	(1,521,151)		-
Amortization of deferred stock compensation							1,160,620		1,160,620
Net income								8,960,983	8,960,983
Preferred shares converted to common	3,500	3	(3,500)	(297)		1,869			1,575
Common stock dividends								(1,427,640)	(1,427,640)
Treasury stock retired					216,422	(216,422)			-
Canceled stock	(18,000)	(18)				(54,432)			(54,450)
Balance, September 30, 2004	50,858,787	$50,859	128,340	$10,909	$-	$12,151,946	$(5,742,814)	$19,909,074	$26,379,974

Balance, October 1, 2004	50,858,787	$50,859	128,340	$10,909	$-	$12,151,946	$(5,742,814)	$19,909,074	$26,379,974
Common stock issued for services	100,000	100				119,400			119,500
Treasury stock received as partial settlement of amounts due from affiliates	(1,889,566)	(1,889)			(1,606,131)	1,889			(1,606,131)
Treasury stock acquired as part of stock repurchase program	(601,250)	(601)			(565,609)	601			(565,609)
Series E preferred stock dividends								(1,439)	(1,439)
Conversion of Series E preferred stock	500		(500)	(43)		267			224
Common stock issued in restricted stock plan	885,723	886				529,490	(530,376)		-
Amortization of deferred stock compensation							1,419,557		1,419,557
Net income								(618,158)	(618,158)
Preferred shares converted to common									-
Common stock dividends								(1,444,763)	(1,444,763)
Cumulative effect of accounting change						(1,166,426)	1,012,814		(153,612)
Effect of change in estimated forfeiture rate for restricted stock plan						(593,284)	593,284
Canceled stock	(516,500)	(517)		0		517			-
Balance, September 30, 2005	48,837,694	$48,838	127,840	$10,866	$(2,171,740)	$11,044,400	$(3,247,535)	$17,844,714	$23,529,543

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended September 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(618,158)	$8,960,983	$7,615,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,300,069	930,392	660,475
Amortization of deferred stock compensation	1,419,557	1,160,620	154,482
Issuance of common stock as compensation for services	119,500	-	719,684
Non-cash interest income on advances to affiliates	(110,019)	-	-
Non-cash loss on transaction with affiliates	281,884	-	-
Cumulative effect of accounting change	(99,848)	-	-
Gain on settlement of debt	-	-	(45,362)
Non-cash income recognized on return of common stock related to legal settlements	-	(54,450)	-
Deferred income taxes	(1,308,478)	2,136,708	(1,631,774)
Loss on disposal of equipment	-	3,992	6,932
Provision for uncollectible accounts	442,775	285,070	1,688,058
Changes in assets and liabilities:
Restricted cash	(500,000)	-	-
Accounts receivable	3,783,010	(2,270,558)	(6,064,894)
Customer acquisition costs	2,144,523	(1,238,932)	(1,825,014)
Prepaid and other current assets	(1,095,923)	(668,643)	(183,196)
Deposits and other assets	177,031	(90,750)	2,415
Accounts payable	(554,838)	781,941	233,027
Accrued liabilities	260,786	(870,764)	1,320,735
Income taxes payable	1,348,290	(3,928,748)	2,203,069
Advances to affiliates	-	(318,658)	(92,265)

Net cash provided by operating activities	6,990,161	4,818,203	4,762,238

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made to affiliates and related parties	-	(3,050,000)	(1,800,000)
Repayments of advances made to affiliates and related parties	-	1,600,000	-
Expenditures for intangible assets	(391,077)	(391,442)	(261,545)
Proceeds from sale of equipment	-	34,320	-
Purchases of equipment	(44,728)	(385,378)	(736,955)

Net cash used in investing activities	(435,805)	(2,192,500)	(2,798,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(1,939)	(1,957)	-
Common stock dividends	(1,444,763)	(1,427,640)	-
Proceeds from conversion of preferred stock	224	1,575	-
Proceeds from debt	-	-	378,169
Principal repayments on notes payable	-	-	(685,167)
Purchase of treasury stock	(565,609)	-	(45,000)

Net cash used in financing activities	(2,011,587)	(1,428,022)	(351,998)

INCREASE IN CASH AND CASH EQUIVALENTS	4,542,769	1,197,681	1,611,740

CASH AND CASH EQUIVALENTS, beginning of year	3,576,529	2,378,848	767,108

CASH AND CASH EQUIVALENTS, end of year	$8,119,298	$3,576,529	$2,378,848

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, Telco and Telco of Canada, Inc, the Company’s wholly owned subsidiaries, for the years ended September 30, 2005, 2004, and 2003. All amounts, except share and per share amounts, are rounded to the nearest thousand dollars.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times, cash deposits may exceed government insured limits. At September 30, 2005 and 2004, cash deposits exceeded those insured limits by $7,888,000 and $3,443,000, respectively.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Telco Billing, Inc and Telco of Canada, Inc. All significant intercompany accounts and transactions are eliminated.

Customer Acquisition Costs: These costs represent the direct response marketing costs that are incurred as the primary method by which customers subscribe to the Company’s services. The Company purchases mailing lists and sends advertising materials to prospective subscribers from those lists. Customers subscribe to the services by positively responding to those advertising materials, which serves as the contract for the subscription. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over the average expected life of its customers based on historical IAP advertiser attrition rates and other factors. Due to increased turnover, effective July 1, 2005, the Company decreased its amortization period for these costs from 18 months to 12 months. The change in this estimate resulted in an increase in sales and marketing costs of approximately $921,000 during the fourth quarter of fiscal 2005. The Company capitalized costs of $3,779,000, $6,336,000, and $4,739,000 during the years ended September 30, 2005, 2004, and 2003, respectively. The Company amortized $5,924,000, $5,097,000, and $2,914,000, respectively, of capitalized costs during the years ended September 30, 2005, 2004, and 2003. The Company also analyzes these capitalized costs for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as further discussed herein.
The Company also incurs advertising costs that are not considered direct-response advertising. These other advertising costs are expensed when incurred. These advertising expenses were $1,531,000, $992,000, and $955,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense was $374,000, $352,000, and $273,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

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

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant estimates made in connection with the accompanying financial statements include the estimate of dilution and fees associated with LEC billings, the estimated reserve for doubtful accounts receivable, estimated customer retention period used for the amortization of customer acquisition costs, estimated forfeiture rates for stock-based compensation, and estimated useful lives for intangible assets and property and equipment.

Stock-Based Compensation: The Company from time-to-time grants restricted stock awards to employees and executives. Such awards are recorded as an increase to common stock and paid in capital on the grant date with an offsetting amount of deferred compensation in stockholders’ equity. This deferred compensation cost is amortized on a straight-line basis over the vesting period.

The Company accounts for stock awards issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Under SFAS 123 and EITF 96-18, stock awards to non-employees are accounted for at fair value at their respective measurement date.

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the years ended September 30, 2005, 2004, and 2003.

Recently Issued Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board (“APB”) No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. This new standard also changes the way in which companies account for forfeitures of share-based compensation instruments. SFAS 123R will be effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. In light of this upcoming change, the Company decided to change its method of accounting for forfeitures of restricted stock, under current GAAP rules effective October 1, 2004. See Note 3. The Company expects to adopt the provisions of SFAS 123R in the first quarter of fiscal 2006 on a prospective basis and does not expect this to have a material effect on its financial condition or results of operations.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACCOUNTING CHANGES

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

Additionally, while both methods of accounting for forfeitures are acceptable under current guidance, the implementation of FAS 123R (effective during the Company’s first quarter of fiscal 2006) will no longer permit companies to recognize forfeitures as they occur. See Note 2. As this new guidance will require the Company to change its method of accounting for restricted stock forfeitures, the Company has decided to adopt such change as of the beginning of fiscal 2005. The Company is not adopting the provisions of FAS 123R prior to its effective date. Rather, the Company is changing its accounting for forfeitures under the allowed options prescribed in FAS 123.

The impact of this change for periods prior to October 1, 2004 was an increase to income of $100,000 (less than $0.01 per share), net of taxes of $54,000, and has been reflected as a cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations for the year ended September 30, 2005. Because stock grants are now recorded net of estimated forfeitures, the cumulative effect of this change also reduced Additional Paid in Capital and Deferred Compensation by $1,013,000 and $1,166,000, respectively, at October 1, 2004. The effect of the change was to increase net income by $108,000 (net of income taxes of $64,000) for the year ended September 30, 2005.

The estimated pro forma effects of the accounting change on the Company’s results of operations for the year ended September 30, 2004 is as follows:

Year Ended September 30, 2004
As reported:
Net income	$8,961,000
Basic net income per share	$0.19
Diluted net income per share	$0.19
Pro forma amounts reflecting the accounting change applied retroactively:
Net income	$9,077,000
Basic net income per share	$0.19
Diluted net income per share	$0.19
Weighted average common shares outstanding:
Basic	47,375,927
Diluted	48,075,699

4.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2005	2004
Receivables, current, net
Accounts receivable, current	$6,451,000	$11,763,000
Less: Allowance for doubtful accounts	(1,112,000)	(3,401,000)
	$5,339,000	$8,362,000
Receivables, long term, net
Accounts receivable, long term	$982,000	$2,345,000
Less: Allowance for doubtful accounts	(109,000)	(270,000)
	$873,000	$2,075,000

Total receivables, net
Gross receivables	$7,433,000	$14,108,000
Gross allowance for doubtful accounts	(1,221,000)	(3,671,000)
	$6,212,000	$10,437,000

Components of allowance for doubtful accounts are as follows:
Allowance for dilution and fees on amounts due from billing aggregators	$923,000	$2,978,000
Allowance for customer refunds	298,000	638,000
Other allowances	-	55,000
	$1,221,000	$3,671,000

Prepaid expenses and other current assets
Prepaid set-up fees	$-	$12,000
Prepaid expenses and other	602,000	556,000
Prepaid non-compete agreement	1,317,000	255,000
	$1,919,000	$823,000

Customer acquisition costs, net
Customer acquisition costs	$3,622,000	$9,579,000
Less: Accumulated amortization	(1,284,000)	(5,097,000)
	$2,338,000	$4,482,000

Property and equipment, net
Leasehold improvements	$439,000	$439,000
Furnishings and fixtures	295,000	298,000
Office, computer equipment and other	1,040,000	993,000
	1,774,000	1,730,000
Less: Accumulated depreciation	(1,377,000)	(1,004,000)
	$397,000	$726,000

Intangible assets, net
Domain name	$5,510,000	$5,329,000
Non-compete agreement	1,821,000	-
Website development	781,000	390,000
Software licenses	53,000	53,000
	8,165,000	5,772,000
Less: Accumulated amortization of intangible	(3,373,000)	(2,446,000)
	$4,792,000	$3,326,000

Accrued liabilities
Litigation accrual	$382,000	$-
Deferred revenue	291,000	81,000
Accrued expenses - other	130,000	461,000
	$803,000	$542,000

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	ACCOUNTS RECEIVABLE

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

The Company processes its billings through two primary billing aggregators: PaymentOne, Inc. and Billing Concepts, Inc. (acquirer of ACI Communications, Inc.). PaymentOne provides the majority of the Company’s billings, collections, and related services. The receivables due from PaymentOne at September 30, 2005 and 2004, respectively, were $4,046,000 and $8,565,000, net of allowances for doubtful accounts of $650,000 and $2,230,000. The net receivables from PaymentOne for billing at September 30, 2005 and 2004 represented approximately 65% and 82%, respectively, of the Company’s total net accounts receivable.

Subscription receivables that are directly billed by the Company are valued and reported at the estimated future collection amount. Determining the expected collections requires an estimation of both uncollectible accounts and refunds. The net direct-billed subscriptions receivable at September 30, 2005 and 2004, respectively, were $372,000 and $60,000.

Certain receivables have been classified as long-term because issues arise whereby the billing companies change holdback terms and collection experience is such that collection can extend beyond one year. The breakdown of current and long-term receivables and their respective allowances is in Note 4 above.

6.	INTANGIBLE ASSETS

The Company’s intangible assets consist of licenses for the use of Internet domain names or Universal Resource Locators, or URLs, capitalized website development costs, and other information technology licenses. All such licenses are capitalized at their original cost and amortized over their estimated useful lives.

In connection with the Company’s acquisition of Telco, the Company was required to provide an accelerated payment of license fees for the use of the URL Yellow-page.net. The URL is recorded at its cost of $5,000,000, net of accumulated amortization. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $285,000, $317,000, and $352,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

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

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because of the importance of this URL to the Company’s branding strategy, it intends to purchase the rights to this URL if ownership has not already transferred by the end of the three-year license agreement.

The following summarizes the estimated future amortization expense related to intangible assets:

Years ended September 30,
2006	$819,000
2007	737,000
2008	643,000
2009	551,000
2010	338,000
Thereafter	1,704,000
Total	$4,792,000

7.	STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

The Company historically has granted shares of its common stock to officers, directors and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. During the year ended September 30, 2005, the Company issued 100,000 shares to a consulting firm valued at $119,500, During the year ended September 30, 2004, the Company issued 1,010,000 shares of common stock to officers and directors, or entities controlled by those individuals, valued at $1,541,000. During the year ended September 30, 2003, 7,005,678 shares were issued to various parties with an aggregate value of $719,684.

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

Common Stock Issued for URL

During the year ended September 30, 2003, the Company acquired a three-year license for the domain name, “YP.com” for $250,000 cash and 100,000 shares of the Company’s common stock valued at $60,000. (See Note 6)

Series E Convertible Preferred Stock

During the year ended September 30, 2002, pursuant to an existing tender offer, holders of 131,840 shares of the Company’s common stock exchanged said shares for an equal number of the Series E Convertible Preferred shares, at the then $0.085 market value of the common stock. The shares carry a $0.30 per share liquidation preference and accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into common shares on a one-to-one basis together with payment of $0.45 per converted share.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock

The Company’s treasury stock consists of shares repurchased on the open market or shares received through various agreements with shareholders. The value of such shares is determined based on cash paid or quoted market prices. During the year ended September 30, 2003, the Company acquired 500,000 shares of its common stock from a former consultant to the Company for $45,000, which was the approximate trading value of those shares at the time the settlement was reached. During fiscal 2004, all then-outstanding treasury shares, valued at $216,000 were retired. On April 1, 2005, the Company acquired 1,889,566 shares valued at $1,606,000 as partial settlement of amounts due from affiliates as described in Note 11. On May 18, 2005, the Company’s Board of Directors authorized a plan to repurchase up to $3,000,000 of common stock from time to time on the open market or in privately negotiated transactions. In fiscal 2005, the Company acquired 601,250 shares for $566,000 under this plan.

Dividends

During the years ended September 30, 2005 and 2004, the Company paid dividends of $1,445,000 and $1,428,000, respectively, to holders of common stock, including restricted stock, and $1,400 and $2,000, respectively, to holders of Series E preferred stock. Dividends paid on unvested shares of common stock are charged to compensation expense. The amount of dividends charged to compensation expense in fiscal 2005 and 2004 were $76,000 and $86,000, respectively.

8.	NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted loss per share from continuing operations:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended September 30, 2005	Year Ended September 30, 2004	Year Ended September 30, 2003

Income (loss) before cumulative effect of accounting change	$(718,000)	$8,961,000	$7,616,000
Less: preferred stock dividends	(1,000)	(2,000)	(2,000)
Income (loss) applicable to common stock beforecumulative effect of accounting change	(719,000)	8,959,000	7,614,000
Cumulative effect of accounting change	100,000	-	-
Net income (loss) applicable to common stock	$(619,000)	$8,959,000	$7,614,000

Basic weighted average common shares outstanding:	46,390,356	47,375,927	45,326,721
Add incremental shares for:
Unvested restricted stock	-	510,745	264,869
Series E convertible preferred stock	-	104,032	-
Outstanding warrants	-	84,995	-

Diluted weighted average common shares outstanding:	46,390,356	48,075,699	45,591,590

Net income (loss) per share:
Basic:
Income (loss) applicable to common stock beforecumulative effect of accounting change	$(0.02)	$0.19	$0.17
Cumulative effect of accounting change	$0.00	$-	$-
Net income (loss) applicable to common stock	$(0.01)	$0.19	$0.17

Diluted:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.02)	$0.19	$0.17
Cumulative effect of accounting change	$0.00	$-	$-
Net income (loss) applicable to common stock	$(0.01)	$0.19	$0.17

The following potentially dilutive securities were excluded from the calculation of net income (loss) per share because the effects are antidilutive:

	September 30,
	2005	2004	2003

Warrants to purchase shares of common stock	500,000	-	500,000
Series E convertible preferred stock	127,840	-	131,840
Shares of non-vested restricted stock	3,195,900	-	-
	3,823,740	-	631,840

9.	COMMITMENTS AND CONTINGENCIES

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2008. Rent expense under these leases was $365,000, $370,000, and $222,000 for the years ended September 30, 2005, 2004 and 2003, respectively.

At September 30, 2005, future minimum annual lease payments under operating lease agreements for fiscal years ended September 30 are as follows:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2006	$369,000
Fiscal 2007	28,000
Fiscal 2008	8,000
Thereafter	-
Total	$405,000

Commitments to Investment Banking Firm

On October 8, 2004, pursuant to the terms of a Letter Agreement with Jefferies & Company, Inc., the Company issued a total of 925,000 shares of common stock to Jefferies. These shares were issued in lieu of cash fees for Jefferies’ investment banking services. These shares were not issued under the Company’s 2003 Stock Plan. Of the total shares issued to Jefferies, 100,000 shares were issued without restrictions on transfer other than those imposed by Rule 144 under the Securities Act of 1933, as amended. The remaining 825,000 shares were granted pursuant to a Restricted Stock Agreement. Accordingly, these shares remain subject to restrictions on transfer and sale, which lapse in accordance with a vesting schedule depending on the achievement of certain performance goals, none of which were achieved as of September 30, 2005.

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

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, and results of operations, cash flows or liquidity.

During fiscal 2005, the Company received an arbitration judgment involving disputed fees associated with a former public relations firm. Under the terms of this judgment, the Company is obligated to pay $328,000, inclusive of legal fees and associated expenses. The loss associated with this judgment was accrued in 2005 and is reflected in other income and expense in the accompanying consolidated statement of operations. In accordance with the terms of the judgment, the Company has established a bond in the amount of $500,000, which is reflected as restricted cash in the accompanying September 30, 2005 balance sheet. The Company currently is appealing the arbitrator’s decision.

Credit Facility

The Company maintains a $1,000,000 credit facility with Merrill Lynch Business Financial Services Inc., The applicable interest rate on borrowings, if any, will be a variable rate of the one-month LIBOR rate (as published in the Wall Street Journal), plus 3%. The facility requires an annual line fee of 1% of the committed amount. Outstanding advances are secured by all of the Company’s existing and acquired tangible and intangible assets located in the United States. There was no balance outstanding at September 30, 2005. The credit facility matures on April 30, 2006.

10.	PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income taxes for years ended September 30, is summarized as follows:

	2005	2004	2003

Current provision	$880,000	$3,682,000	$3,337,000
Deferred (benefit) provision	(1,309,000)	1,158,000	(1,466,000)
Net income tax (benefit) provision	$(429,000)	$4,840,000	$1,871,000

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent

Federal statutory rates	$(390,000)	34%	$4,692,000	34%	$3,226,000	34%
State income taxes	(39,000)	3%	343,000	2%	115,000	1%
Change in estimate of NOL due to changes in structuring and state income tax rates used	-	0%	-	0%	(1,465,000)	(15)%
Other	-	0%	(195,000)	(1)%	(5,000)	(0)%
Effective rate	$(429,000)	37%	$4,840,000	35%	$1,871,000	20%

At September 30, deferred income tax assets and liabilities were comprised of:

	2005	2004
Deferred income tax assets:
Book to tax differences in accounts receivable	$263,000	$474,000
Book to tax differences in accrued expenses	119,000	-
Book to tax differences for stock based compensation	1,235,000	460,000
Book to tax differences in intangible assets	118,000	114,000
Total deferred income tax asset	1,735,000	1,048,000

Deferred income tax liabilities:
Book to tax differences in depreciation	126,000	122,000
Book to tax differences in prepaid assets	-	122,000
Book to tax differences in customer acquisition costs	850,000	1,568,000
Total deferred income tax liability	976,000	1,812,000

Net deferred income tax asset (liability)	$759,000	$(764,000)

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	RELATED PARTY TRANSACTIONS

Termination Agreements with Executive Officers

Prior to fiscal 2004, the Company entered into Executive Consulting Agreements with four entities, each of which was controlled by one of the Company’s four executive officers. These agreements called for fees to be paid for the services provided by these individuals as officers of the Company, as well as their respective staffs. During fiscal 2004, the Company terminated the Executive Consulting Agreements with the entities controlled by its former CEO, former Executive Vice President of Marketing, and former CFO. In fiscal 2005, the Company terminated the remaining Executive Consulting Agreement with the entity controlled by a former Executive Vice President. These termination agreements provided for cash payments totaling $2,145,000 in exchange for consulting services and non-compete agreements. Approximately $1,643,000 of the settlement payments described above has been allocated to non-compete agreements, as paid, based on values determined by an independent third party valuation firm. The values attributed to the non-compete agreements are being amortized on a straight line basis over the six-year life of the non-compete agreements. The remaining $502,000 was allocated to the consulting service portion of the termination agreements, which were originally expected to be rendered over a two-year period, In the fourth quarter of fiscal 2005, however, the Company concluded all matters with respect to these parties, made all remaining payments owed under the termination agreements, and expensed the remaining unamortized amount of $212,000 attributed to the consulting services.

The following table includes the compensation paid to these entities during the years ended September 30, 2005 and 2004, respectively, pursuant to the termination agreements between the Company and the former officers’ respective entities. There were no amounts remaining to be paid under any of these agreements as of September 30, 2005:

	Payments under termination agreements for the year ended September 30, 2005	Payments under termination agreements for the year ended September 30, 2005
Sunbelt Financial Concepts	$775,000	$185,000
Advertising Management & Consulting Services, Inc.	546,000	151,000
Advanced Internet Marketing, Inc.	368,000	-
MAR & Associates	80,000	40,000
	$1,769,000	$376,000

During the fourth quarter of fiscal 2005, the Company entered into a separation agreement with its Chief Operating Officer. Under the agreement, the Company made a cash payment of $80,000. No further amounts are owed under this agreement.

Shareholder Agreements

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

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2005, the Company and Morris & Miller, Ltd. and Matthew and Markson, Ltd., (together, the “Shareholders”) entered into a Transfer and Repayment Agreement (the “Agreement”). Under the Agreement, the Shareholders satisfied all of their outstanding debt obligations to the Company (previously reflected as Advances to Affiliates in the accompanying Consolidated Balance Sheet) as follows:

•	The Shareholders agreed to surrender and deliver to the Company 1,889,566 shares of its common stock previously owned by the Shareholders (included in Treasury Stock at September 30, 2005);

•	The Shareholders forgave $115,865 of debt owed by the Company to the Shareholders and all related accrued interest;

•	The Shareholders released any liens they previously had on any shares of the Company’s common stock;

•	The Shareholders assigned certain intellectual property to the Company; and

•
The Shareholders agreed to a non-compete and non-solicitation agreement whereby the Shareholders and their affiliates agree not to compete with the Company or solicit any customers for a period of five years.

This transaction resulted in a non-cash charge of $282,000 for the year ended September 30, 2005 equal to the difference between the carrying value of the Advances to Affiliates and the value of the consideration received. The fair value of the common stock received was $1,606,000 and was based on the market value of the common stock as of the date of the agreement. The fair values of the intellectual property and non-compete and non-solicitation agreement were $180,000 and $1,821,000 and were determined based on independent appraisals. The intellectual property and non-compete and non-solicitation agreement are included in intangible assets in the consolidated balance sheet and will be amortized over their estimated useful lives of 36 and 60 months, respectively.

Other

Prior to the Company’s fiscal year ended September 30, 2003, the board of directors had committed the Company to pay for the costs of defending a civil action filed against its former CEO and Chairman. The action involved a business in which the CEO was formerly involved. The Company and at least one officer had received subpoenas in connection with this matter and the board believed that it was important to help resolve the matter as soon as possible to allow the CEO to refocus his attention on the Company’s business. The board action included the payment of legal and other fees for any other officers and directors that may have become involved in this civil action. During the year ended September 30, 2004, the Company paid final legal costs of approximately $58,000 on behalf of the former CEO in connection with this matter. These amounts are presented as compensation expense within general and administrative expenses in the accompanying consolidated statement of operations for the year ended September 30, 2004. The civil case against the former CEO was settled in December 2003. No additional legal costs will be advanced to the former CEO.

Simple.Net, Inc.

The Company had contracted with Simple.Net, Inc., or SN, an Internet service provider owned by a former director of the Company, to provide Internet dial-up and other services to its customers. On December 29, 2003, the Company entered into a separation agreement with Simple.Net, which became effective January 31, 2004. Under this agreement, Simple.Net ceased providing any services to the Company as of March 2, 2004.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended September 30, 2005, the Company recorded no expenses and no other income from Simple.Net, Inc. For the fiscal year ended September 30, 2004 the Company recorded expenses of $422,000 and other income of $287,000 from Simple.Net, Inc. for these services.

12.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in Arizona and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2005 and 2004, the Company had bank balances exceeding those insured limits of $7,888,000 and $3,443,000, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. Net receivables due from a single billing services provider at September 30, 2005 and 2004 was $4,046,000 and $8,565,000, respectively, net of an allowances for doubtful accounts of $650,000 and $2,230,000. The net receivables from this billing services provider at September 30, 2005 and 2004 represent approximately 65% and 82%, respectively of the Company’s total net accounts receivable.

13.	STOCK BASED COMPENSATION

During the year ended September 30, 2003, the Company’s board of directors and a majority of it stockholders voted to terminate the Company’s 2002 Employees, Officers & Directors Stock Option Plan and approved the Company’s 2003 Stock Plan. The 3,000,000 shares of Company common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Plan. During the year ended September 30, 2004, an additional 2,000,000 shares were authorized by the board of directors and approved by the Company’s stockholders to be issued under the 2003 Plan. All Company personnel and contractors are eligible to participate in the plan.

As of September 30, 2005, 2,943,000 shares authorized under the 2003 Plan were granted and remain outstanding in the form of restricted stock. These shares of restricted stock were granted to the Company’s service providers, executives and directors. These 2,943,000 shares of restricted stock granted are subject to the following vesting schedules:

•	400,000 shares vest at the end of twelve months from the date of grant;
•	1,191,500 shares vest at the end of three years from the date of grant;
•	479,000 shares vest either at the end of ten years or upon the Company’s common stock attaining an average bid and ask price of $10.00 per share for three consecutive trading days;
•	687,500 shares vest either at the end of ten years or in increments based on the common stock attaining various average bid and ask prices between $5.00 per share and $9.00 per share;
•	185,000 shares vest either at the end of three years or in increments based on the common stock attaining various average bid and ask prices between $5.00 per share and $8.00 per share.

The vesting of substantially all shares of restricted stock accelerates upon a change of control, as defined in the 2003 Plan. Compensation expense is determined at the date of grant, is equal to the stock price at the date of grant, and is deferred and recognized on a straight-line basis over the vesting period. The weighted-average grant-date fair value of the shares outstanding is $1.86 per share.

During the year ended September 30, 2004, the Company issued an additional 1,000,000 shares of restricted common stock outside of the 2003 Plan to an officer of the Company valued at $1,540,000. These shares remain outstanding at September 30, 2005. During the year ended September 30, 2004 the Company issued 10,000 shares to an employee valued at $1,000 that were not subject to any vesting provisions.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended September 30, 2005, 2004, and 2003, the Company recognized compensation expense of $1,420,000,$1,161,000, and $154,000, respectively, under the 2003 Plan and other restricted stock issuances. As of September 30, 2005, all outstanding shares of restricted stock are unvested.

At September 30, 2005, there were no options exercisable or outstanding. No options were granted in the years ended September 30, 2005 and 2004.

The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

	2005		2004		2003
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of year	500,000	$2.12	500,000	$2.12	500,000	$2.12
Granted	-	-	-	-	-	-
Expired	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Warrants outstanding at September 30,	500,000	$2.12	500,000	$2.12	500,000	$2.12

The warrants were granted in the year ended September 30, 2001 in connection with the settlement with the former URL holder (See Note 6). The exercise prices of the warrants range from $1.00 to $3.00. The fair value of these options at the date of grant was negligible, estimated using the Black-Scholes option-pricing model. The 500,000 warrants outstanding at September 30, 2005, expire in September 2006.

14.	EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) profit sharing plan for its employees and service providers who are eligible to participate in the plan upon reaching age 21 and completion of three months of service. The Company made contributions of $7,000, $7,000, and $5,000 to the plan for the years ended September 30, 2005, 2004, and 2003, respectively.

15.	OTHER INCOME

For the year ended September 30, 2005, other income included the following:

•
A loss of $282,000 from the Transfer and Repayment Agreement as described above in Note 11 above. This amount is equal to the difference between the carrying value of Advances to Affiliates and the value of the consideration received;

•	A loss of $328,000 from an arbitration judgment involving disputed fees associated with a former public relations firm described in Note 9 above; and

•	The elimination of $287,000 in other income in fiscal 2005 as the result of a termination agreement with Simple.Net, Inc. See Note 11 above for further discussion.

For the year ended September 30, 2004, other income included the following:

•	Other income of $287,000 from an agreement with Simple.Net, Inc. for technical services provided to an affiliate;

•	$54,000 from the receipt of stock in accordance with the settlement of a dispute; and

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	$600,000 relating to the reversal of previously accrued compensation cost for former executives, for which payment is no longer expected, offset by other miscellaneous amounts.

For the year ended September 30, 2003, other income included the following:

•	$474,000 related to the rescission of consulting contracts; and

•	$618,000 for technical services provided to an affiliate, offset by expenses incurred in other legal settlements.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for 2005 and 2004 follows:

	Quarter Ended
	December 31,	March 30,	June 30,	September 30,
	2004	2005	2005	2005

Net revenues	$6,190,155	$6,444,609	$6,517,158	$6,052,936
Gross profit	5,055,571	5,583,676	5,591,353	4,993,639
Net income (loss) before cumulative effect of accounting change	(50,776)	298,280	(149,784)	(815,727)
Net income (loss)	49,072	298,280	(149,784)	(815,727)

Earnings (loss) per share information:
Basic before cumulative effect of accounting change	$(0.00)	$0.01	$(0.00)	$(0.02)
Diluted before cumulative effect of accounting change	$(0.00)	$0.01	$(0.00)	$(0.02)
Basic income (loss) per share	$0.00	$0.01	$(0.00)	$(0.02)
Diluted income (loss) per share	$0.00	$0.01	$(0.00)	$(0.02)

	Quarter Ended
	December 31,	March 30,	June 30,	September 30,
	2003	2004	2004	2004

Net revenues	$13,839,967	$16,367,853	$16,890,361	$10,069,924
Gross profit	8,957,565	9,767,071	8,695,097	4,990,492
Net income (loss)	3,284,685	3,348,599	2,639,420	(311,721)

Earnings (loss) per share information:
Basic:	$0.07	$0.07	$0.06	$(0.01)
Diluted:	$0.07	$0.07	$0.05	$(0.01)

17.	SUBSEQUENT EVENTS

On November 3, 2005, the Company entered into a Separation Agreement (“Separation Agreement”) with Peter J. Bergmann in connection with his resignation as Chairman and President of the Company. In connection with the Separation Agreement, on November 3, 2005, the Company and Mr. Bergmann terminated his Employment Agreement, dated June 6, 2004, and his Restricted Stock Agreement, dated June 6, 2004. Pursuant to the Separation Agreement, Mr. Bergmann will continue to serve as a director of the Company until the next annual meeting of the shareholders and has agreed to resign as Chief Executive Officer immediately upon the filing of the Company’s Annual Report.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In consideration of a waiver of all rights to severance and certain other covenants and a general release of all claims by Mr. Bergmann, the Separation Agreement provides for (i) the continued payment of the monthly salary Mr. Bergmann was receiving immediately prior to the Separation Agreement until his resignation as CEO and (ii) the payment of 18 months of Mr. Bergmann’s current salary in one payment of $337,500 on or before January 2, 2006. The Company also will continue to provide Mr. Bergmann with health insurance for 12 months or until he is employed elsewhere with a company that offers an insurance program.

Pursuant to the Agreement, Mr. Bergmann forfeited all shares of the Company’s common stock and any other unvested capital stock or options to purchase such stock received by Mr. Bergmann, or an affiliated party, while employed by the Company except for (i) 50,000 shares granted to Mr. Bergmann in 2002 that were fully vested, (ii) 600,000 shares of the total 1,000,000 shares granted to Mr. Bergmann in a Restricted Stock Agreement dated June 6, 2004, and (iii) 100,000 shares granted to Mr. Bergmann in April 2005. The parties agreed that the shares set forth in (ii) and (iii) above will remain subject to contractual restrictions on transfer for 18 months, or until a change of control or the Company’s stock price achieving certain sustained levels.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

ITEM 9A.	Controls and Procedures

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

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

Based on their review and evaluation as of the end of the period covered by this Form 10-K, and subject to the inherent limitations all as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report. They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. During the period covered by this Form 10-K, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act (the “2006 Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report. Certain information included in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 10.	Directors and Executive Officers

The information required by this Item relating to our executive officers is included in Item 1, “Business - Executive Officers.” The information required by this Item relating to directors of our company and the disclosure required by Item 405 of Regulation SK concerning Section 16(a) Beneficial Ownership Reporting Compliance will be set forth under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement.

ITEM 11.	Executive Compensation

Information regarding director and executive compensation will be set forth under the captions “Election of Directors” and “Executive Officers and Compensation” in our 2006 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under the caption “Security Ownership of Principal Stockholders and Management” in our 2006 Proxy Statement.

Equity Compensation Plan Information

We maintain the 2003 Stock Plan pursuant to which we may grant equity awards to eligible persons. The following table sets forth certain information about equity awards under our 2003 Stock Plan, as well as an individual equity compensation arrangement with our Chief Executive Officer.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,943,000 (2)	N/A	2,057,000
Equity compensation plans not approved by security holders	1,000,000 (3)	N/A	0
Total	3,943,000	N/A	2,057,000

[1]	The 2003 Stock Plan was approved by written consent of a majority of the Company’s stockholders on July 21, 2003.

[2]	This number represents the number of shares of restricted stock granted to eligible persons under the 2003 Stock Plan.

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

Our 2003 Stock Plan

During the year ended September 30, 2002, our stockholders approved the 2002 Employees, Officers & Directors Stock Option Plan (the “2002 Plan”), which was intended to replace our 1998 Stock Option Plan (the “1998 Plan”). The 2002 Plan was never implemented, however, and no options, shares or any other securities were issued or granted under the 2002 Plan. There were 3,000,000 shares of our common stock authorized under the 2002 Plan. On June 30, 2003 and July 21, 2003, respectively, our Board of Directors and a majority of our stockholders terminated both the 1998 Plan and the 2002 Plan and approved our 2003 Stock Plan. The 3,000,000 shares of common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Stock Plan.

In April 2004, our stockholders and our Board of Directors approved an amendment to the 2003 Stock Plan to increase the aggregate number of shares available thereunder by 2,000,000 shares in order to have an adequate number of shares available for future grants.

ITEM 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions of management will be set forth under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement.

ITEM 14.	Principal Accountant Fees and Services

Information regarding this item will be set forth under the caption “Principal Accountant Fees and Services” in the 2006 Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements are listed on the Index to Consolidated Financial Statements on page 40 of this Annual Report.
(2)	There are no financial statement schedules required to be filed with this Annual Report.
(3)	The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description	Previously Filed as Exhibit	File Number	Date Previously Filed

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB	000-24217	5/13/04

3.2	Amended and Restated Bylaws	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB	000-24217	5/13/04

4.1	Specimen Stock Certificate with New Rights Legend	Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004	000-24217	8/19/04

4.2	Shareholder Rights Agreement, dated as of May 6, 2004, between the Registrant and Registrar and Transfer Company	Exhibit 4.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended June 30, 2004	000-24217	12/29/04

4.3	Amendment No. 1 to Shareholder Rights Agreement, dated as of May 31, 2004, between the Registrant and Registrar and Transfer Company	Exhibit 4.2 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended June 30, 2004	000-24217	12/29/04

4.4	Amendment No. 2 to Shareholder Rights Agreement, dated October 13, 2005, between the Registrant and Registrar and Transfer Company	Exhibit 10 to the Registrant’s Current Report on Form 8-K	000-24217	10/12/05

10.1	YP Corp. Amended and Restated 2003 Stock Plan	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003	000-24217	2/11/04

10.2	Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility between the Registrant and Art Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999	000-24217	9/19/00

10.3	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility between the Registrant and Art Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.14 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

10.4	Standard Industrial Lease for Nevada facility between the Registrant and Tomorrow 33 Convention, LP dated August 13, 2003	Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003	000-24217	12/31/03

10.5	Loan and Security Agreement, dated April 13, 2004, between the Registrant and Merrill Lynch Business Financial Services, Inc.	Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004	000-24217	12/29/04

10.6	Stock Purchase Agreement between the Registrant, Morris & Miller, Mathew and Markson and Telco Billing dated March 16, 1999.	Exhibit A to the Registrant’s Current Report on Form 8-K	000-24217	3/29/1999

10.7	Amendment No. 1 to Stock Purchase Agreement between the Registrant, Morris & Miller, Mathew and Markson and Telco Billing dated March 16, 1999.	Exhibit 10.16 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

10.8	Amendment No. 2 to Stock Purchase Agreement between the Registrant, Morris & Miller, Mathew and Markson and Telco Billing dated September 12, 2000.	Exhibit 10.17 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

10.9	Amendment No. 3 to Stock Purchase Agreement between the Registrant, Morris & Miller, Mathew and Markson and Telco Billing dated December 22, 2003.	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003	000-24217	12/31/03

10.10	Exclusive Licensing Agreement between the Registrant and Mathew and Markson, Ltd. dated September 21, 1998	Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003	000-24217	12/31/03

10.11	Binding Term Sheet Agreement between the Registrant and Mathew and Markson, Ltd. dated September 25, 2001	Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004	000-24217	12/29/04

10.12	Employment Agreement, dated as of June 6, 2004, between the Registrant and Peter Bergmann	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004	000-24217	8/19/04

10.13	Restricted Stock Agreement, dated as of June 6, 2004, between the Registrant and Peter Bergmann	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004	000-24217	8/19/04

10.14	Indemnification Agreement, dated as of June 6, 2004, between the Registrant and Peter Bergmann	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004	000-24217	8/19/04

10.15	Termination Agreement between the Registrant and Sunbelt Financial Concepts, Inc. dated July 12, 2004	Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004	000-24217	12/29/04

10.16	Termination Agreement between the Registrant and Advertising Management & Consulting Services, Inc. dated July 12, 2004	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004	000-24217	12/29/04

10.17	Termination Agreement between the Registrant and Mar & Associates, Inc. dated July 16, 2004	Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004	000-24217	12/29/04

10.18	Employment Agreement, dated as of August 3, 2004, between the Registrant and W. Chris Broquist	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004	000-24217	12/29/04

10.19	Employment Agreement, dated as of September 21, 2004, between the Registrant and John Raven	Exhibit 10.19 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004	000-24217	12/29/04

10.20	Exclusive Domain Name Licensing Agreement between the Registrant and Onramp Access, Inc. dated July 8, 2003	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K	000-24217	7/22/2003

10.21	Processing Agreement between the Registrant and Integrated Payment Systems Inc., d/b/a First Data dated August 26, 2003	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K	000-24217	10/24/2003

10.22	Master Services Agreement between the Registrant and eBillit, Inc dated August 1, 2002	Exhibit 10.24 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2003	000-24217	7/8/03

10.23	Billings and Related Services Agreement between the Registrant and ACI Communications, Inc. dated September 1, 2001	Exhibit 10.33 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

14	Code of Ethics	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	000-24217	5/13/2004

21	Company Subsidiaries	Attached hereto

23	Consent of Epstein, Weber and Conover P.L.C	Attached hereto

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 16, 2005	/s/ Peter J. Bergmann
Peter Bergmann
Chief Executive Officer

BOARD OF DIRECTORS

Signature	Title	Date

/s/ Peter J. Bergmann	Chief Executive Officer and Director )	December 16, 2005
Peter J. Bergmann	(Principal Executive Officer

/s/ W. Chris Broquist	Chief Financial Officer	December 16, 2005
W. Chris Broquist	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alistair Johnson-Clague	Chairman of the Board	December 16, 2005
Alistair Johnson-Clague

/s/ Daniel L. Coury, Sr.	Director	December 16, 2005
Daniel L. Coury, Sr.

/s/ Paul Gottlieb	Director	December 16, 2005
Paul Gottlieb

/s/ John T. Kurtzweil	Director	December 16, 2005
John T. Kurtzweil