Form 10-K/A
period 2005-09-30
YP CORP
filed 2006-01-30
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2005 was approximately $17,306,846

The number of shares outstanding of the registrant’s classes of common stock, as of January 25, 2006, was 48,106,594 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

YP CORP.

FORM 10-K/A
For the year ended September 30, 2005

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, which we originally filed on December 19, 2005 (the “Original Report”). We are filing this Amendment to include the information required by Part III of Form 10-K because we will not file the definitive proxy statement for our 2006 Annual Meeting of Stockholders within 120 days of the end of our fiscal year ended September 30, 2005. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Report. This Amendment continues to speak as of the date of the Original Report, and our company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Report. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III are true or complete as of any date subsequent to the filing date of the Original Report.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Board of Directors

Our board of directors currently consists of the following persons:

Name	Class (1)	Current Term (1)	Age	Position
Daniel L. Coury, Sr.	II	2007	52	Chairman of the Board
Joseph Cunningham	I	2006	57	Director
Elizabeth Demarse	I	2006	51	Director
____________________
(1) Mr. Bergmann will not stand for re-election at our 2006 annual meeting of stockholders.

Daniel L. Coury, Sr. has served as a director of our company since February 2000 and as our Acting Chief Executive Officer since January 2006. Since 1990, Mr. Coury has served as President and Chairman of Mesa Cold Storage, Ltd., which owns and operates the largest cold storage facilities in Arizona. Before Mr. Coury purchased Mesa Cold Storage, he had experience in international trade, real estate development, real estate exchanges and serving as a consultant to various family businesses, including General Motors dealerships, numerous commercial and residential developments and mortuary services.

Joseph Cunningham. Mr. Cunningham has served as a director of our company since January 2006 and as Chairman of the Audit Committee since January 8, 2006. Mr. Cunningham founded and has been the President and Chief Executive Officer of Liberty Mortgage Acceptance Corporation since 1992. Liberty Mortgage Acceptance Corporation is a nationwide mortgage lender. From March 1985 to 1992, Mr. Cunningham was the Chief Executive Officer of Socal Mortgage Corporation. From March 1984 to February 1985, Mr. Cunningham was the Chief Operating Officer of Colwell Financial Corporation and from January 1980 to February 1984, was the Executive Vice President and Chief Financial Officer of Granite Financial Corporation. Mr. Cunningham received a B.S. in Accounting from Boston College in 1969.

Elizabeth Demarse. Ms. Demarse has served as a directory of our company since January 8, 2006. Ms. Demarse was the Chief Executive Officer and President of Bankrate, Inc. from April 2000 until July 2004. From January 1999 to May 2000 Ms. Demarse was an Executive Vice President at Hoover’s Inc. From October 1998 to January 1999 Ms. Demarse was President of Newco, a private equity firm. Ms. Demarse received a degree in History from Wellesley College in 1976 and an M.B.A. from Harvard Business School in 1980.

Executive Officers

The following persons currently serve as executive officers of our company:

Name	Age	Position
Daniel L. Coury Jr.	52	Acting Chief Executive Officer
W. Chris Broquist	48	Chief Financial Officer and Corporate Secretary
John Raven	41	Chief Operating Officer

Daniel L. Coury Jr. Mr. Coury, has served as a director of our company since February 2000 and as our Acting Chief Executive Officer since January 2006. Since 1990, Mr. Coury has served as President and Chairman of Mesa Cold Storage, Ltd., which owns and operates the largest cold storage facilities in Arizona. Before Mr. Coury purchased Mesa Cold Storage, he had experience in international trade, real estate development, real estate exchanges and serving as a consultant to various family businesses, including General Motors dealerships, numerous commercial and residential developments and mortuary services.

W. Chris Broquist has served as our Chief Financial Officer since August 2004 and as our Corporate Secretary since November 2004. Prior to joining our company, Mr. Broquist was employed as Vice President and CFO of GBD Graphics, Inc. from May 2003 to August 2004. Prior to May 2003, Mr. Broquist served as Corporate Treasurer of Century Media, Inc. from February 2000 to December 2002. Between December 2002 and May 2003, Mr. Broquist was an independent consultant.

John Raven has served as our Chief Operating Officer since June 2005. Mr. Raven served as our Chief Technology Officer from September 2003 until June 2005. Mr. Raven has over ten years experience in the technology arena and 16 years of overall leadership experience working with companies such as Perot Systems (PER), where he worked in 2003 and managed 640 staff members, Read-Rite Corp (RDRT), where he worked from 2000 to 2003, and as Cap Gemini Ernst & Young (CAPMF), where he worked from 2000 to 2002. Mr. Raven also served as Director of Information Technology at Viacom’s ENG Network division, where he worked from 1996 to 1999. Mr. Raven has experience in software engineering, data and process architecture, systems development, and database management systems. At NASA’s Jet Propulsion Laboratory, where he worked from 1993 to 1996, Mr. Raven was a team member and information systems engineer for the historic 1997 mission to Mars conducted with the Pathfinder space vehicle and the Sojourner surface rover. Mr. Raven received his Bachelors of Science in Computer Science from the California Institute of Technology in 1991. His certifications include Cisco Internetwork Engineer, Project Management from the Project Management Institute, Certified Project Manager from Perot Management Methodology Institute, Microsoft Certified System Engineer, and Certified Novel Engineer.

Audit Committee

The purpose of the Audit Committee is to assist our board of directors in overseeing (i) the integrity of our company’s accounting and financial reporting processes, the audits of our financial statements, as well as our systems of internal controls regarding finance, accounting, and legal compliance; (ii) our company’s compliance with legal and regulatory requirements; (iii) the qualifications, independence and performance of our independent public accountants; (iv) our company’s financial risk; and (v) our company’s internal audit function. In carrying out this purpose, the Audit Committee maintains and facilitates free and open communication between the board, the independent public accountants, and our management. Mr. Cunningham currently is the sole member of our Audit Committee. Mr. Cunningham. The Chairman of the Audit Committee is independent in accordance with Section 121A of the Amercian Stock Exchange Company Guide. Mr. Cunningham serves as the committee’s chairman and is the “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. Our Audit Committee reports its findings directly to the full board. The board of directors has adopted a charter for the Audit Committee, a copy of which was attached as Appendix A to the proxy statement for our 2005 annual meeting of stockholders.

Policies and Procedures with Respect to Securityholder Nominations of Candidates to serve as Directors

Our board of directors has adopted a policy that the Governance and Nominating Committee will consider director candidates who are nominated by stockholders of our company. The Governance and Nominating Committee is currently discussing what the appropriate procedures are to be for the nomination of directors by stockholders.

Code of Ethics

We have adopted a code of ethics that applies to all directors, officers, and employees of our company, including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chief Technical Officer. We have filed our code of ethics as an exhibit to our annual report on Form 10-K for the year ended September 30, 2005. In addition, our code of ethics is posted under “Investor Relations” on our Internet website at www.yp.com. We will mail a copy of our code of ethics at no charge upon request submitted to YP Corp., Attention: Investor Relations, 4840 East Jasmine Street, Suite 105, Mesa, Arizona, 85205-3321. If we make any amendment to, or grant any waivers of, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on Form 8-K or on our Internet website at www.yp.com.

Section 16(a) Beneficial Ownership ReportingCompliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Based solely on our review of the copies of such forms filed under the SEC during the year ended September 30, 2005, we believe that during such year our executive officers, directors and ten percent stockholders complied with all such filing requirements except for Matthew and Markson Ltd. and Morris & Miller Ltd., who filed several reports late.

ITEM 11. Executive Compensation

Executive Compensation Summary

The following table sets forth the total compensation for the fiscal years ended September 30, 2005, 2004, and 2003 paid to or accrued for our Chief Executive Officer and our other executive officers who earned more than $100,000 in salary and bonus during fiscal 2005. Additionally, we have included the compensation for one former executive officer who departed during the last fiscal year and whose compensation actually paid would have placed her among our executive officers who earned more than $100,000 in salary and bonus during fiscal 2005. These executive officers are collectively referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

			Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)	Restricted Stock Awards($)(1)	All Other Compensation($)(2)

Peter J. Bergmann (3)	2005	$220,833	$130,000	-	$85,000	$18,500
Chairman, Chief Executive	2004	50,000	181,796	-	1,777,250	37,800
Officer, President	2003	-	-	-	-	-

W. Chris Broquist (4)	2005	$156,867	-	-	$42,500	-
Chief Financial Officer	2004	18,000	-	-	153,500	-
and Secretary	2003	-	-	-	-	-

John Raven (5)	2005	$211,500	$30,000	-	$21,250	-
Chief Technology Officer	2004	151,888	-	-	-	-
	2003	8,654	-	-	150,000	-

Penny Spaeth (6)	2005	$102,083	$1,000	-	$21,250	-
Chief Operating Officer	2004	114,245	-	-		-
	2003	-	-	-	-	-
___________________

(1)
The amounts under the Restricted Stock Awards column represent the dollar value of shares of restricted stock issued to the Named Executive Officers under our 2003 Stock Plan. The holders of these shares of restricted stock receive dividends on such shares when and if declared and paid on shares of our common stock. At September 30, 2005, the number of shares of restricted stock held by each of the Named Executive Officers and the value of such shares, based on a closing price of $0.880 per share on that date, was as follows: Mr. Bergmann: 1,300,000 shares ($1,144,000); Mr. Broquist: 150,000 shares ($132,000); Mr. Raven: 125,000 shares ($110,000); and Ms. Spaeth: 0 shares ($0.).

(2)	The amounts shown for fiscal 2005 reflect Directors fees paid to Mr. Bergmann during the year.
(3)
Mr. Bergmann served as our President, Chief Executive Officer and Chairman from May 2004 until December 2005. Mr. Bergmann’s compensation arrangements are described below under “Certain Relationships and Related Transactions - Agreements with Executive Officers.”

(4)
Mr. Broquist was appointed Chief Financial Officer in August 2004. Mr. Broquist’s compensation arrangements are described below under “Certain Relationships and Related Transactions - Agreements with Executive Officers.”

(5)	Mr. Raven joined our company in August 2003. Mr. Raven’s compensation arrangements are described below under “Certain Relationships and Related Transactions - Agreements with Executive Officers.”
(6)
Ms. Spaeth served as our Chief Operating Officer from April 2004 until July 2005. Ms. Spaeth’s compensation arrangements are described below under “Certain Relationships and Related Transactions - Agreements with Executive Officers.”

Compensation Pursuant to Stock Options

Our company did not grant any options to any of the Named Executive Officers during the fiscal year ended September 30, 2005. As of September 30, 2005, there were no outstanding stock options. Also during such fiscal year, no long-term incentive plans or pension plans were in effect with respect to any of our officers, directors or employees.

Compensation Committee Interlocks and Insider Participation

There were no interlocking relationships between our company and other entities that might affect the determination of the compensation of our executive officers.

Compensation of Directors

The directors receive $2,500 per meeting for their service on the board. All directors were awarded 50,000 shares of common stock upon their appointment to the board. The shares awarded were earned monthly for director services performed.

In addition to regular compensation provided our directors, we have an arrangement with one of our outside directors, Mr. Coury, whereby we have agreed to pay an additional $10,000 per month for board and committee services to DLC Consulting, Inc., an entity owned by Mr. Coury, instead of paying Mr. Coury directly.

In fiscal 2005, our directors received the following compensation for their service as directors:

Director	Cash
Alistair Johnson-Clague	0
Paul Gottlieb	23,500
DeVal Johnson	18,500
John T. Kurtzweil	34,500
Daniel L. Coury, Sr.	140,000
Peter Bergmann	18,500

Compare 5-Year Cumulative Total Return
Among YP Corp., Wilshire 5000 Index
And Dow Jones Internet Index

Assumes $100 Invested on September 30, 2000
Assumes Dividends, if any, Reinvested
Fiscal Year Ended September 30, 2005

	9/30/2000	9/30/2001	9/30/2002	9/30/2003	9/30/2004	9/30/2005
YP Corp	$100.00	$34.38	$23.44	$518.75	$346.03	$287.41
Wilshire 5000 Index	$100.00	$70.25	$57.10	$70.88	$80.04	$90.27
Dow Jones Internet Services Index	$100.00	$9.33	$4.40	$9.37	$9.22	$11.82

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of January 25, 2006, with respect to (i) each Named Executive Officer and each director of our company; (ii) all Named Executive Officers and directors of our company as a group; and (iii) each person known to our company to be the beneficial owner of more than 5% of our company’s common stock. The information as to beneficial ownership was furnished to us by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 4840 East Jasmine Street, Suite 105, Mesa, Arizona 85205.

Name	Shares Beneficially Owned	Percentage of Shares Outstanding (1)

W. Chris Broquist	150,000	*
John Raven	125,000	*
Daniel L. Coury, Sr. (2)	350,000	*
Joseph Cunningham	0	0
Elizabeth Demarse	0	0
Costa Brava Partnership III, L.P. (7)	2,469,200	5.1%
Ewing & Partners (8)	2,801,943	5.8%
Grand Slam Asset Management (6)	3,745,880	7.8%
Mathew and Markson Ltd. (3)	4,060,062	8.4%
Morris & Miller Ltd. (3)	3,711,434	7.7%
Angelo Tullo (4)	4,066,580	8.4%
Sunbelt Financial Concepts, Inc.(5)	4,066,580	8.4%

All executive officers and directors as a group (5 persons).	1,725,000	3.6%
_________________________

* Represents less than one percent of our issued and outstanding common stock.

(1)	Based on 48,106,594 shares outstanding as of January 25, 2006.
(2)
Of the number shown, (i) 55,000 shares are owned by Children’s Management Trust (the “Coury Trust”), of which Mr. Coury is a co-trustee, and (ii) 10.093 shares are owned by DLC & Associates Business Consulting, Inc. (“DLC”), of which Mr. Coury is the President. Mr. Coury disclaims beneficial ownership of the shares owned by the Coury Trust and DLC except to the extent of any of his proportionate interest therein, if any.

(3)	Address is Woods Centre, Friar’s Road, P.O. Box 1407, St. John’s, Antigua, West Indies. Ilse Cooper is the control person for both Mathew and Markson and Morris & Miller.
(4)
Of the number shown, 3,616,580 shares are owned by Sunbelt Financial Concepts, Inc., See footnote 5. Mr. Tullo is the President of Sunbelt and has dispositive power over the shares of Common Stock owned by Sunbelt. Mr. Tullo disclaims beneficial ownership of the shares owned by Sunbelt except to the extent of any proportionate interest therein. Mr. Tullo’s address is 4710 E. Falcon Drive, #209, Mesa, Arizona 85215.

(5)	Hickory Management is the owner of Sunbelt and J.C. McDaniel, Esq. is the control person of Hickory Management. Sunbelt’s address is 4710 E. Falcon Drive, #209, Mesa, Arizona 85215.
(6)	Address is One Bridge Plaza, Ft. Lee, New Jersey 07024
(7)	Address is 420 Boylston St., Boston Massachusetts 02116
(8)
Address is 4514 Cole Avenue, Suite 808, Dallas Texas 75205 (Cayman) Limited, 36C Bermuda House, British American Center, Dr. Roy’s Drive, P.O. Box 513GT, George Town, Grand Cayman, Cayman Islands, B.W.I. The address of Asset Management is One Bridge Plaza, Fort Lee, New Jersey 07024. The information set forth above is based upon the Schedule 13D/A filed by Master Fund and Asset Management on December 23, 2005.

Equity Compensation Plan Information as of Fiscal Year End

We maintain the 2003 Stock Plan pursuant to which we may grant equity awards to eligible persons. The following table sets forth certain information about equity awards under our 2003 Stock Plan, as well as an individual equity compensation arrangement with our Chief Executive Officer, as of September 30, 2005:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,943,000 (2)	N/A	2,057,000
Equity compensation plans not approved by security holders	1,000,000 (3)	N/A	0
Total	3,943,000	N/A	2,057,000
___________________
(1)	The 2003 Stock Plan was approved by written consent of a majority of our company’s stockholders on July 21, 2003.
(2)	This number represents the number of shares of restricted stock granted to eligible persons under the 2003 Stock Plan.
(3)
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

ITEM 13. Certain Relationships and Related Transactions

Agreements with Executive Officers

Mr. Bergmann was appointed our President, Chief Executive Office, and Chairman of the Board in May 2004. Mr. Bergmann previously had been an independent director of our company since May 2002. In connection with Mr. Bergmann’s appointment, we entered into an employment agreement with him. The employment agreement had a three year term. Under the employment agreement, Mr. Bergmann was entitled to an annual base salary of $200,000, subject to annual increases to $225,000 during the second year and $275,000 during the third year of the employment agreement, in addition to performance bonuses of our company’s common stock issued out of our 2003 Stock Plan. In connection with the execution of the employment agreement, Mr. Bergmann received 1,000,000 shares of restricted common stock of our company. Mr. Bergmann also was entitled to housing and automobile allowances and reimbursement for all business expenses incurred by him in connection with his employment.

On November 3, 2005, Mr. Bergmann resigned as Chairman and President of our company and we entered into a separation agreement with Mr. Bergmann. In connection with the separation agreement, on November 3, 2005, our company and Mr. Bergmann terminated his employment agreement and his restricted stock agreement. Pursuant to the separation agreement, Mr. Bergmann resigned as our Chief Executive Officer immediately upon the filing of our Annual Report on Form 10-K and Mr. Bergmann will continue to serve as a director of our company until the 2006 Annual Meeting of Stockholders.

In consideration of a waiver of all rights to severance and certain other covenants and a general release of all claims by Mr. Bergmann, the separation agreement provided for the continued payment of Mr. Bergmann’s monthly salary until his resignation as CEO. We also paid to Mr. Bergmann 18 months of his current salary in one payment of $337,500 on or before January 2, 2006. We also will continue to provide Mr. Bergmann with health insurance for 12 months or until he is employed elsewhere with a company that offers an insurance program.

Pursuant to the separation agreement, Mr. Bergmann forfeited all shares of our common stock and any other unvested capital stock or options to purchase such stock received by Mr. Bergmann, or an affiliated party, while employed by our company except for (i) 50,000 shares granted to Mr. Bergmann in 2002 that were fully vested, (ii) 600,000 shares of the total 1,000,000 shares granted to Mr. Bergmann under a restricted stock agreement and (iii) 100,000 shares granted to Mr. Bergmann in April 2005. The parties agreed that the shares set forth in (ii) and (iii) above will remain subject to contractual restrictions on transfer for 18 months, or until a change of control or our stock price achieving certain sustained levels.

On August 3, 2004, we hired W. Chris Broquist as our Chief Financial Officer and entered into an employment agreement with him. The employment agreement has a three year term. Under the employment agreement, Mr. Broquist is entitled to an annual base salary of $144,000, subject to annual increases to $160,000 in the second year and $176,000 in the third year, in addition to performance bonuses of our company’s common stock issued out of our 2003 Stock Plan. In connection with the execution of the employment agreement, Mr. Broquist received 100,000 shares of restricted common stock. Mr. Broquist also is entitled to housing and automobile allowances and reimbursement for all business expenses incurred by him in connection with his employment.

On September 21, 2004, we entered into a two-year employment agreement with John Raven, who now serves as our Chief Operating Officer. Under the employment agreement, Mr. Raven is entitled to an annual base salary of $165,000, subject to an increase to $185,000 in the second year, in addition to a $35,000 signing bonus and performance bonuses of restricted stock. This agreement was amended August 10, 2005 resulting in an immediate increase in Mr. Raven’s salary to $181,500 effective July 1, 2005, an additional $30,000 cash performance bonus and 25,000 shares under the 2003 Employee Stock Plan.

On November 1, 2004, we entered into a two-year employment agreement with Penny Spaeth, who served as our Chief Operating Officer from April 2004 until July 2005. Under the agreement, Ms. Spaeth was entitled to an annual base salary of $137,500, subject to an increase to $151,020, in addition to performance bonuses of 25,000 shares of restricted stock. Ms. Spaeth was entitled to receive $400 per month allowance for automobile usage and $100 per month allowance for cellular phone charges. Under the terms of Ms. Spaeth’s separation agreement, she received severance payments totaling $80,000 and received health benefits for six months.

Other Relationships and Related Transactions

Termination Agreements with Former Executive Officers

Prior to fiscal 2004, our company entered into executive consulting agreements with (i) an entity controlled by Angelo Tullo, our then-President, Chief Executive Officer, and Chairman of the Board; (ii) an entity controlled by David Iannini, our then-Chief Financial Officer; (iii) an entity controlled by Gregory Crane, a former director of our company; and (iv) an entity controlled by DeVal Johnson, our then-Vice President, Secretary, and a director of our company. The agreements called for fees to be paid to those entities for the services provided by those individuals as officers of our company, as well as their respective staffs. During fiscal 2004, our company terminated the executive consulting agreements with the entities controlled by Messrs. Tullo, Iannini and Crane. In fiscal 2005, our company terminated the remaining executive consulting agreement with Mr. Johnson. The termination agreements provided for cash payments totaling $2,145,000 in exchange for consulting services and non-compete agreements. In the fourth quarter of fiscal 2005, however, we concluded all matters with respect to these parties and made all remaining payments owed under the termination agreements.

Shareholder Agreements

Prior to and during fiscal 2004 we advanced funds to our two largest stockholders, Morris & Miller, Ltd. and Mathew and Markson, Ltd. (together, the “Stockholders’). We terminated the line of credit agreement with the Stockholders effective April 9, 2004. During the fiscal year ended September 30, 2004, the Stockholders made accelerated principal reductions of $1.6 million almost three years in advance of their maturity.

On April 1, 2005, our company and the Stockholders entered into a Transfer and Repayment Agreement. Under the agreement, the Stockholders satisfied all of their outstanding debt obligations to our company as follows:

•	The Stockholders agreed to surrender and deliver to our company 1,889,566 shares of common stock previously owned by the Stockholders;

•	The Stockholders forgave $115,865 of debt and all related accrued interest owed by our company to the Stockholders;

•	The Stockholders released any liens they previously had on any shares of our company’s common stock;

•	The Stockholders assigned certain intellectual property to our company; and

•
The Stockholders agreed to a non-compete and non-solicitation agreement whereby the Stockholders and their affiliates agree not to compete with our company or solicit any customers for a period of five years.

Related Party Transaction Policy

Our general policy requires adherence to Nevada corporate law regarding transactions between our company and a director, officer or affiliate of our company. Transactions in which such persons have a financial interest are not void or voidable if the interest is disclosed and approved by disinterested directors or stockholders or if the transaction is otherwise fair to our company. It is our policy that transactions with related parties are conducted on terms no less favorable to our company than if they were conducted with unaffiliated third parties. During the fiscal year ended September 30, 2005, there were no related party transactions except as described above.

ITEM 14. Principal Accountant Fees and Services
Epstein, Weber & Conover, P.L.C., certified public accountants, examined our annual consolidated financial statements for our fiscal year ending September 30, 2005. We have paid or expect to pay the following fees to Epstein, Weber & Conover, P.L.C. for work performed in 2004 and 2005 or attributable to Epstein, Weber & Conover, P.L.C.’s audit of our 2004 and 2005 consolidated financial statements:

	2004	2005
Audit Fees	$70,574	$75,842
Audit-Related Fees	10,840	573
Tax Fees	0	0
All Other Fees	0	0

In January 2003, the SEC released final rules to implement Title II of the Sarbanes-Oxley Act of 2003 (the “Sarbanes-Oxley Act”). The rules address auditor independence and have modified the proxy fee disclosure requirements. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for an audit or review in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC. Audit-related fees are assurance-related services that traditionally are performed by the independent accountant, such as employee benefit plan audits, due diligence related to mergers and acquisitions, internal control reviews, attest services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

The audit committee has reviewed the fees paid to Epstein, Weber & Conover, P.L.C. and has considered whether the fees paid for non-audit services are compatible with maintaining Epstein, Weber & Conover, P.L.C.’s independence. The audit committee also adopted policies and procedures to approve audit and non-audit services provided in fiscal 2005 by Epstein, Weber & Conover, P.L.C. in accordance with the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder. These policies and procedures involve annual pre-approval by the audit committee of the types of services to be provided by our independent auditor and fee limits for each type of service on both a per-engagement and aggregate level. Additional service engagements that exceed these pre-approved limits must be submitted to the audit committee for further pre-approval. The audit committee may additionally ratify certain de minimis services provided by the independent auditor without prior audit committee approval, as permitted by the Sarbanes-Oxley Act and rules of the SEC promulgated thereunder.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements are listed on the Index to Consolidated Financial Statements on page 40 of this Annual Report.
(2)	There are no financial statement schedules required to be filed with this Annual Report.
(3)	The following exhibits are filed with or incorporated by reference into this Amendment.

Exhibit Number	Description	Previously Filed as Exhibit

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 30, 2006	/s/ W. Chris Broquis
W. Chris Broquist
Chief Financial Officer

Signature	Title	Date

/s/ W. Chris Broquist	Chief Financial Officer	January 30, 2006
W. Chris Broquist	(Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel L. Coury, Sr.	Acting Chief Executive Officer	January 30, 2006
Daniel L. Coury, Sr.	(Principal Executive Officer) & Director

/s/ Joseph Cunningham	Director	January 30, 2006
Joseph Cunningham

/s/ Elizabeth Demarse	Director	January 30, 2006
Elizabeth Demarse