Form 10-Q
period 2005-12-31
YP CORP
filed 2006-02-14
CIK 1045742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of February 1, 2006 was 48,106,594 shares of common stock, par value $.001.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED DECEMBER 31, 2005

PART I.
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2005	2005
	(unaudited)

Assets
Cash and equivalents	$9,038,570	$8,119,298
Restricted cash	500,000	500,000
Accounts receivable, net	5,653,323	5,338,533
Prepaid expenses and other current assets	627,650	602,103
Deferred tax asset	396,336	381,887
Total current assets	16,215,879	14,941,821
Accounts receivable, long term portion, net	616,358	873,299
Customer acquisition costs, net	3,554,345	2,337,650
Property and equipment, net	311,656	396,862
Deposits and other assets	101,002	62,029
Intangible assets, net	5,836,602	6,108,823
Deferred tax asset, long term	91,820	376,708
Total assets	$26,727,662	$25,097,192

Liabilities and Stockholders' Equity

Accounts payable	$889,362	$655,526
Accrued liabilities	1,403,219	803,268
Income taxes payable	114,059	108,855
Total current liabilities	2,406,640	1,567,649
Total liabilities	2,406,640	1,567,649
Commitments and contingencies	-	-
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $.001 par value, 100,000,000 shares authorized, 48,164,594 and 48,837,694 issued and outstanding	48,165	48,838
Treasury stock	(2,261,766)	(2,171,740)
Paid in capital	11,075,081	11,044,400
Deferred stock compensation	(2,831,069)	(3,247,535)
Retained earnings	18,279,745	17,844,714
Total stockholders' equity	24,321,022	23,529,543

Total liabilities and stockholders' equity	$26,727,662	$25,097,192

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months ended December 31,
	2005	2004

Net revenues	$7,626,776	$6,190,155
Cost of services	1,116,346	1,134,584
Gross profit	6,510,430	5,055,571

Operating expenses:
General and administrative expenses	3,758,849	3,320,296
Sales and marketing expenses	1,533,791	1,610,493
Depreciation and amortization	397,004	360,242
Total operating expenses	5,689,644	5,291,031
Operating income (loss)	820,786	(235,460)
Other income (expense):
Interest expense and other financing costs	-	(4,163)
Interest income	39,636	85,112
Other income (expense)	(188,545)	86,365
Total other income (expense)	(148,909)	167,314

Income (loss) before income taxes and cumulative effect of accounting change	671,877	(68,146)
Income tax benefit (provision)	(236,846)	17,370
Income (loss) before cumulative effect of accounting change	435,031	(50,776)
Cumulative effect of accounting change (net of income taxes of $53,764 in 2004)	-	99,848
Net income	$435,031	$49,072

Net income (loss) per common share:
Basic:
Income (loss) applicable to common stock before cumulative effect of accounting change	$0.01	$(0.00)
Cumulative effect of accounting change	$-	$-
Net income applicable to common stock	$0.01	$0.00

Diluted:
Income (loss) applicable to common stock before cumulative effect of accounting change	$0.01	$(0.00)
Cumulative effect of accounting change	$-	$0.00
Net income applicable to common stock	$0.01	$0.00

Weighted average common shares outstanding:
Basic	44,885,425	46,572,106
Diluted	45,143,006	46,572,106

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$435,031	$49,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	397,004	360,242
Amortization of deferred stock compensation	446,474	201,164
Issuance of common stock as compensation for services	-	119,500
Cumulative effect of accounting change	-	(99,848)
Deferred income taxes	270,439	(165,301)
Provision for uncollectible accounts	339,446	(156,301)
Changes in assets and liabilities:
Accounts receivable	(397,295)	2,231,013
Customer acquisition costs	(1,216,695)	976,200
Prepaid and other current assets	(25,547)	(282,410)
Intellectual property	(39,577)	-
Deposits and other assets	(38,973)	(46,799)
Accounts payable	233,836	(515,879)
Accrued liabilities	599,951	(151,150)
Income taxes payable	5,204	147,931
Advances to affiliates (accrued interest)	-	(79,066)

Net cash provided by operating activities	1,009,298	2,588,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	-	(8,732)

Net cash used for investing activities	-	(8,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	-	(481)
Repurchases of common stock	(90,026)	-

Net cash used for financing activities	(90,026)	(481)

INCREASE IN CASH AND CASH EQUIVALENTS	919,272	2,579,155

CASH AND CASH EQUIVALENTS, beginning of period	8,119,298	3,576,529

CASH AND CASH EQUIVALENTS, end of period	$9,038,570	$6,155,684

See accompanying notes to consolidated financial statements

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited financial statements as of December 31, 2005 and for the three months ended December 31, 2005 and 2004, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2005 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended September 30, 2005.

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

Additionally, while both methods of accounting for forfeitures are acceptable under current guidance, the implementation of FAS 123R (effective during the Company’s first quarter of fiscal 2006) will no longer permit companies to recognize forfeitures as they occur. See Note 8. As this new guidance will require the Company to change its method of accounting for restricted stock forfeitures, the Company has decided to adopt such change as of the beginning of its fiscal year. The Company did not adopt the provisions of FAS 123R prior to its effective date. Rather, the Company changed its accounting for forfeitures under the allowed options prescribed in FAS 123.

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

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

3.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	December 31, 2005
	Current	Long-Term	Total
Gross accounts receivable	$7,136,000	$694,000	$7,830,000
Allowance for doubtful accounts	(1,483,000)	(78,000)	(1,561,000)
Net	$5,653,000	$616,000	$6,269,000

	September 30, 2005
	Current	Long-Term	Total
Gross accounts receivable	$6,451,000	$982,000	$7,433,000
Allowance for doubtful accounts	(1,112,000)	(109,000)	(1,221,000)
Net	$5,339,000	$873,000	$6,212,000

Components of allowance for doubtful accounts are as follows:
	December 31, 2005	September 30, 2005
Allowance for dilution and fees on amounts due from billing aggregators	$1,103,000	$923,000
Allowance for customer refunds	458,000	298,000
Other allowances	-	-
	$1,561,000	$1,221,000

Customer acquisition costs:	December 31, 2005	September 30, 2005
Customer acquisition costs	5,758,000	3,622,000
Less: Accumulated amortization	(2,203,000)	(1,284,000)
Customer acquisition costs, net	3,555,000	$2,338,000

Property and equipment:	December 31, 2005	September 30, 2005
Leasehold improvements	$439,000	$439,000
Furnishings and fixtures	295,000	295,000
Office and computer equipment	1,040,000	1,040,000
Total	1,774,000	1,774,000
Less: Accumulated depreciation	(1,462,000)	(1,377,000)
Property and equipment, net	$312,000	$397,000

Intangible assets:	December 31, 2005	September 30, 2005
Domain name	$5,510,000	$5,510,000
Non-compete agreements	3,465,000	3,465,000
Website development	820,000	781,000
Software licenses	53,000	53,000
Total	9,848,000	9,809,000
Less: Accumulated amortization	(4,011,000)	(3,700,000)
Intangible assets, net	$5,837,000	$6,109,000

Accrued liabilities:	December 31, 2005	September 30, 2005
Litigation accrual	500,000	328,000
Severance accrual	338,000	-
Deferred revenue	333,000	291,000
Accrued expenses - other	232,000	184,000
Accrued liabilities	$1,403,000	$803,000

4.	COMMITMENTS AND CONTINGENCIES

At December 31, 2005, future minimum annual lease payments under operating lease agreements for fiscal years ended September 30 are as follows:

Fiscal_2006	$277,000
Fiscal_2007	28,000
Fiscal_2008	8,000
Thereafter	-
Total	$313,000

Commitments to Investment Banking Firm

On October 8, 2004, pursuant to the terms of a Letter Agreement with Jefferies & Company, Inc., the Company issued a total of 925,000 shares of common stock to Jefferies. These shares were issued in lieu of cash fees for Jefferies’ investment banking services. These shares were not issued under the Company’s 2003 Stock Plan. Of the total shares issued to Jefferies, 100,000 shares were issued without restrictions on transfer other than those imposed by Rule 144 under the Securities Act of 1933, as amended. The remaining 825,000 shares were granted pursuant to a Restricted Stock Agreement. Accordingly, these shares remain subject to restrictions on transfer and sale, which lapse in accordance with a vesting schedule depending on the achievement of certain performance goals, none of which were achieved as of December 31, 2005.

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

Termination Agreements with Related Parties

Prior to fiscal 2004, the Company entered into Executive Consulting Agreements with four entities, each of which was controlled by one of the Company’s four executive officers. These agreements called for fees to be paid for the services provided by these individuals as officers of the Company, as well as their respective staffs. During fiscal 2004, the Company terminated the Executive Consulting Agreements with the entities controlled by its former CEO, former Executive Vice President of Marketing, and former CFO. In fiscal 2005, the Company terminated the remaining Executive Consulting Agreement with the entity controlled by a former Executive Vice President. These termination agreements provided for cash payments totaling $2,145,000 in exchange for consulting services and non-compete agreements. Approximately $1,643,000 of the settlement payments described above has been allocated to non-compete agreements. The values attributed to the non-compete agreements are being amortized on a straight line basis over the six-year life of the non-compete agreements. The remaining $502,000 was allocated to the consulting service portion of the termination agreements, which were originally expected to be rendered over a two-year period, In the fourth quarter of fiscal 2005, however, the Company concluded all matters with respect to these parties, made all remaining payments owed under the termination agreements, and expensed the remaining unamortized amount of $212,000 attributed to the consulting services. All amounts related to these agreements were paid by September 30, 2005.

During the fourth quarter of fiscal 2005, the Company entered into a separation agreement with its Chief Operating Officer. Under the agreement, the Company made a cash payment of $80,000. No further amounts are owed under this agreement.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

On November 3, 2005, the Company entered into a Separation Agreement with its Chief Executive Officer. Under the terms of the agreement, the Company is required to make a cash payment of $337,500 in the second quarter of fiscal 2006. The agreement also provides for the continued vesting of 700,000 shares of the Chief Executive Officers’ restricted stock awards that were granted in fiscal 2004 and 2005. The entire amount owed under the agreement has been accrued as of December 31, 2005.

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations, cash flows or liquidity.

During the third fiscal quarter of 2005, the Company recorded an accrual of $328,000 relating to a legal dispute with a former service provider. Based upon recent developments in this matter, YP Corp has increased the accrual by an additional $172,000 which has been reported in Other Income(Expense). The Company continues to pursue all legal means in defending itself in this matter

5.	NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted income (loss) per share:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Three Months Ended December 31,
	2005	2004

Income (loss) before cumulative effect of accounting change	$435,000	$(51,000)
Less: preferred stock dividends	-	-
Income (loss) applicable to common stock before cumulative effect of accounting change	435,000	(51,000)
Cumulative effect of accounting change	-	100,000
Net income applicable to common stock	$435,000	$49,000

Basic weighted average common shares outstanding	44,885,425	46,572,106
Add incremental shares for:
Unvested restricted stock	223,918	-
Series E convertible preferred stock	33,663	-

Diluted weighted average common shares outstanding	45,143,006	46,572,106

Net income per share:
Basic:
Income (loss) applicable to common stock before cumulative effect of accounting change	$0.01	$(0.00)
Cumulative effect of accounting change	$-	$-
Net income applicable to common stock	$0.01	$0.00

Diluted:
Income (loss) applicable to common stock before cumulative effect of accounting change	$0.01	$(0.00)
Cumulative effect of accounting change	$-	$0.00
Net income applicable to common stock	$0.01	$0.00

The following potentially dilutive securities were excluded from the calculation of net income per share because the effects are antidilutive:

	Three Months Ended December 31,
	2005	2004

Warrants to purchase shares of common stock	500,000	500,000
Series E convertible preferred stock	-	128,340
Shares of non-vested restricted stock	2,837,364	2,965,400
	3,337,364	3,593,740

6.	RELATED PARTY TRANSACTIONS

The Company’s related party transactions occurring during fiscal 2005 and the first quarter of fiscal 2006 consisted exclusively of payments under termination agreements with former executives as described in Note 4.

7.	CONCENTRATION OF CREDIT RISK

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The Company maintains cash balances at major nationwide institutions in Arizona and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2005, the Company had bank balances exceeding those insured limits by approximately $6,808,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the Local Exchange Carrier (“LEC”) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third-party billing companies. The net receivable due from a single billing services provider at December 31, 2005 was 3,191,000, net of an allowance for doubtful accounts of $715,000. The net receivable from that billing services provider at December 31 2005, represents approximately 51% of the Company’s total net accounts receivable at December 31, 2005.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. This new standard also changes the way in which companies account for forfeitures of share-based compensation instruments. SFAS 123R will be effective for fiscal years beginning after June 15, 2005 and allows for several alternative transition methods. In light of this upcoming change, the Company decided to change its method of accounting for forfeitures of restricted stock, under current GAAP rules effective October 1, 2004. See Note 2. The Company has adopted the provisions of SFAS 123R in the first quarter of fiscal 2006 on a prospective basis. This adoption did not have a material effect on its financial condition or results of operations.

9.	SUBSEQUENT EVENTS

On January 19, 2006, the Company entered into a Separation Agreement & General Release with Chris Broquist, its Chief Financial Officer, pursuant to which Mr. Broquist and the Company have agreed to terminate their employment relationship effective February 28, 2006. Pursuant to the terms of the Separation Agreement & General Release, among other items, Mr. Broquist will receive a severance package consisting of six months of compensation and health benefits and the continued vesting of his restricted stock and Mr. Broquist has agreed not to compete with the Company or solicit any of the employees of the Company for a period of two years.

At a meeting of the Board of Directors of the Company, held on January 8, 2006, John T. Kurtzweil, R.A. Johnson-Clague, Peter J. Bergmann and Paul Gottlieb each resigned from the Board of Directors of the Company and the respective committees of the Board of Directors on which they were serving. Subsequent to the foregoing resignations, Joseph F. Cunningham, Jr. and Elisabeth Demarse were elected to the Board of Directors of the Company. In addition, Daniel L. Coury, Sr., a current member of the Board of Directors, was elected Chairman of the Board and Mr. Cunningham was appointed to serve as the Chairman of the Audit Committee of the Board of Directors.

*  *  *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2005, this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

Forward-Looking Statements

This portion of this Annual Report on Form 10-Q, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to our (i) our expectation to continue to expand our telemarketing campaigns in the future; (ii) our expectation that any future changes in billing practices with our remaining LECs will not have a material adverse impact on our net revenues; (iii) our belief that cost of services will continue to be directly correlated to our usage of LEC billing channel; (iv) our belief that sales and marketing expenses will increase if we continue to our strategy of significant mailing and telemarketing activities; and (v) the belief that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

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

Customer Counts

The success of our business model is based on our ability to retain, add and efficiently bill our subscribers.

There have been different methodologies employed in the reporting of customer count. To more properly reflect customer count we now only count billed listings. A billed listing is defined by management as any listing that has successfully been submitted through one of our billing channels or in the case of listings billed by direct invoice only those listings that have paid for their listing at the end of the reporting period.

Management believes that this change when coupled with the knowledge of our average price and percentage of returns and allowances will provide greater insight into our business model for the public.

When this change is applied to the last 5 Quarters our key disclosures would look as follows:

Quarter Ended	Previously Reported Quarter-End Customer Count	Billed Listings at Quarter-End	Average Billed Listings During Quarter	Gross Revenue	Returns and Allowance (% of Gross Revenue)	Net Revenues	Average Monthly Gross Revenue per Average Billed Listing
December 31st, 2005	N/A	95,876	90,809	8,328,583	8.43%	7,626,776	$30.57
September 30th, 2005	92,000	84,879	81,342	6,856,082	11.71%	6,052,936	$28.10
June 30th, 2005	108,000	92,600	83,096	7,419,827	12.17%	6,517,158	$29.76
March 31st, 2005	105,000	76,774	76,633	7,527,086	14.38%	6,444,609	$32.74
December 31st, 2004	95,000	64,616	82,579	7,502,125	17.49%	6,190,155	$30.28

Recent Operating Results

We bill our customers through four primary channels: LEC billing, ACH billing, recurring credit card and direct invoice. During the end of 2004 and throughout 2005, we had been reducing our use of LEC billing channels as the LEC’s policies regarding the use of our check mailer as our primary letter of authorization prevented us from billing many existing customers through this particular billing channel. Additionally, the major LECs (i.e. Regional Bell Operating Companies or RBOCs) prevented us from billing any new customers acquired via check mailers. As such, we transitioned a significant number of our customers to alternate billing means, the most significant of which was ACH billing. ACH billing is less expensive than LEC billing; however, many of our customers view this as a less desirable billing method, leading to increased cancellations..

In fiscal 2006, we began acquiring new customers via telemarketing campaigns, which are allowed to be billed via LECs. These telemarketing campaigns have reopened the LEC billing channel as a viable billing channel Additionally, our monthly billing rates are higher for customers acquired via telemarketing campaigns. For these reasons, we expect to continue to expand our telemarketing campaigns in the future. Check mailings remain a component of our marketing efforts and a significant increase in the volume of our mailings have contributed to our recent revenue growth.

The following represents a summary of recent financial results:

	Q1 2006	Q4 2005	Q3 2005	Q2 2005	Q1 2005
Net Revenues	$7,626,776	$6,052,936	$6,517,158	$6,444,609	$6,190,155
Gross margin	6,510,430	4,993,639	5,591,353	5,583,676	5,055,571
Operating expenses	5,689,644	6,295,000	5,269,473	5,199,870	5,291,031
Operating income (loss)	820,786	(1,301,361)	321,880	383,806	(235,460)
Net income (loss) (1)(1)	435,031	(815,727)	(149,784)	298,280	49,072

(1) The following non-recurring items are relevant to our recent quarterly operating results, each of which are further described herein:

____	• ______
First quarter of fiscal 2006 - includes an increase of general and administrative expenses totaling approximately $338,000 related to separation costs with our former Chief Executive Officer and in increase in other expenses associated with an additional accrual of $172,000 relating to an outstanding legal matter .
_____

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

	•	First quarter of fiscal 2005 - includes a gain of approximately $100,000 (net of tax effects) associated with the cumulative effect of an accounting change with respect to our restricted stock grants.

The following represents the breakdown of net billings by channel during recent fiscal quarters:

	Q1 2006	Q4 2005	Q3 2005	Q2 2005	Q1 2005	Q4 2004
LEC billing	35%	32%	23%	26%	49%	64%
ACH billing	54%	54%	64%	56%	42%	32%
Direct billing and other	11%	14%	13%	18%	9%	4%

Recent Developments

On January 19, 2006, we entered into a Separation Agreement with Chris Broquist, our Chief Financial Officer, pursuant to which Mr. Broquist and the Company have agreed to terminate their employment relationship effective February 28, 2006. Pursuant to the terms of the Separation Agreement & General Release, among other items, Mr. Broquist will receive a severance package consisting of six months of compensation and health benefits and the continued vesting of his restricted stock and Mr. Broquist has agreed not to compete with the Company or solicit any of the employees of the Company for a period of two years.

At a meeting of our Board of Directors, held on January 8, 2006, John T. Kurtzweil, R.A. Johnson-Clague, Peter J. Bergmann and Paul Gottlieb each resigned from our Board of Directors and their respective committees on which they were serving. Subsequent to the foregoing resignations, Joseph F. Cunningham, Jr. and Elisabeth Demarse were elected to the Board of Directors of the Company. In addition, Daniel L. Coury, Sr., a current member of our Board of Directors, was elected Chairman of the Board and Mr. Cunningham was appointed to serve as the Chairman of the Audit Committee of our Board of Directors.

On November 3, 2005, we entered into a Separation Agreement with Peter J. Bergmann in connection with his resignation as Chairman and President of our company. Under the terms of this agreement, Mr. Bergmann resigned as Chief Executive Officer during the second quarter of fiscal 2006. Mr. Bergmann will receive a cash payment of $337,500 and will continue to vest in a portion of his stock-based compensation earned during his tenure, in accordance with the terms of this agreement.

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

Results of Operations

Net Revenues

	Net Revenues
	2005	2004	Change	Percent

Three Months Ended December 31,	$7,626,776	$6,190,155	$1,436,621	23%

The increase in revenues for the three months ended December 31, 2005, as compared to December 31, 2004, was largely due to an increased customer count attributable to expanded marketing efforts. As discussed in “Executive Overview - Recent Operating Results” above, we increased our number of monthly check mailers and introduced telemarketing campaigns. Our use of telemarketing campaigns has reopened LEC billing as an effective means of billing new customers. Additionally, our monthly billing rates are higher for customers acquired through telemarketing efforts, which has also contributed to our revenue growth.

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

The price for our IAP product ranges from $17.95 to $39.95 per month.

Cost of Services

	Cost of Services
	2005	2004	Change	Percent

Three Months Ended December 31,	$1,116,346	$1,134,584	$(18,238)	(2)%

While our cost of services has remained largely consistent in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, it has declined as a percentage of net revenues. This decrease is directly attributable to a reduction in our dilution expense as a result of our transition from LEC billing to alternative billing methods during fiscal 2005. Billings through LEC channels, which drives a substantial majority of our dilution expense, was 35% of total billings in the first quarter of fiscal 2006 from 49% of total billings in the first quarter of fiscal 2005. A significant portion of these customers were converted to ACH and direct billing methods, which have minimal dilution. Additionally, we have engaged the services of an additional third-party service provider that has resulted in decreased fees for a portion of our LEC-billed customers.

We have recently begun acquiring new customers serviced through our LEC billing channels. To the extent we increase our use of LEC billing channels, our future cost of services as a percentage of net revenues is likely to increase.

Gross Profit

	Gross Profit
	2005	2004	Change	Percent

Three Months Ended December 31,	$6,510,430	$5,055,571	$1,454,859	29%

The increase in our gross profits was due primarily to increased revenues as discussed above. Gross margins increased to 85.4% of net revenues in the first quarter of fiscal 2006 compared to 81.7% of net revenues in the first quarter of fiscal 2005 due to decreased dilution in fiscal 2006.

General and Administrative Expenses

	General and Administrative Expenses
	2005	2004	Change	Percent

Three Months Ended December 31,	$3,758,849	$3,320,296	$438,553	13%

General and administrative expenses increased primarily due to approximately $338,000 of one-time settlement costs associated with the separation agreement with our former Chief Executive Officer that was incurred during the first quarter of fiscal 2006. We also experienced increased costs of approximately $208,000 associated with reconfirmation, mailing, billing and other customer-related expenses and increased non-cash compensation costs of approximately $245,000 associated with restricted stock awards to employees. These increases were offset by decreased cash compensation costs stemming from staffing reductions and other cost containment initiatives that took place during fiscal 2005.

Our general and administrative expenses consist largely of fixed expenses such as compensation, rent, utilities, etc. Therefore, we do not consider short-term trends of general and administrative expenses as a percent of revenues to be meaningful indicators for evaluating operational performance.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q1 2006	Q4 2005	Q3 2005	Q2 2005	Q1 2005
Compensation for employees, consultants, officers and directors	$2,423,537	$2,215,276	$2,115,674	$1,869,135	$2,201,308

Other G&A costs	$817,826	$697,436	$600,442	$608,428	$809,396

Reconfirmation, mailing, billing and other customer-related costs	$517,486	$432,447	$535,861	$635,624	$309,592

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2005	2004	Change	Percent

Three Months Ended December 31,	$1,533,791	$1,610,493	$(76,702)	(5)%

Sales and marketing expense decreased in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 due to a decrease in amortization expense and decreased advertising and promotional expenditures. We capitalize certain direct marketing expenses and amortize those costs over a period of time that approximates the estimated life of the customer. In the fourth quarter of fiscal 2005, this amortization period was reduced from 18 months to 12 months. Because the amount of capitalized costs that were subject to amortization was smaller during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, we incurred less amortization expense, despite the fact that the amortization period has been reduced.

We have recently expanded our direct mailings and telemarketing efforts, resulting in a recent increase in capitalized customer acquisition costs. To the extent that we continue to expand these efforts, we will experience future increases in sales and marketing expense related to this amortization.

Depreciation and Amortization

	Depreciation and Amortization
	2005	2004	Change	Percent

Three Months Ended December 31,	$397,004	$360,242	$36,762	10%

The increase in depreciation and amortization expense is attributable to increased amortization of intangible assets associated with website development costs put in place during fiscal 2005 and amortization of a non-compete agreement that was acquired during the third quarter of fiscal 2005. Amortization relating to the capitalization of our direct mail marketing costs is included in marketing expenses, as discussed previously.

Operating Income

	Operating Income (Loss)
	2005	2004	Change	Percent

Three Months Ended December 31,	$820,786	$(235,460)	$1,056,246	(449)%

Our operating income increased substantially due primarily to revenue increases as previously described.

Other Income (Expense)

	Other Income (Expense)
	2005	2004	Change	Percent

Three Months Ended December 31,	$(188,545)	$86,365	$(274,910)	(318)%

The change in other income (expense) for the first quarter of fiscal 2006 as compared to fiscal 2005 is due primarily to an increase in a legal accrual related to an ongoing dispute with a former service provider. Based upon recent developments in this matter, we have increased the $328,000 accrual previously recorded in the third quarter of fiscal 2005 by an additional $172,000 in the first quarter of fiscal 2006. We continue to pursue all legal means in defending this matter.

Income Tax Benefit (Provision)

	Income Tax Benefit (Provision)
	2005	2004	Change	Percent

Three Months Ended December 31,	$(236,846)	$17,370	$(254,216)	(1464)%

The change in our income tax benefit (provision) for the first quarter of fiscal 2006 as compared to fiscal 2005 is due almost entirely to our increase in profitability. We have not experienced a significant change in our effective tax rates during these periods.

Cumulative Effect of Accounting Change

	Cumulative Effect of Accounting Change
	2005	2004	Change	Percent

Three Months Ended December 31,	$-	$99,848	$(99,848)	0%

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

Net Income (Loss)

	Net Income (Loss)
	2005	2004	Change	Percent

Three Months Ended December 31,	$435,031	$49,072	$385,959	787%

The substantial increase in net income for the three months ended December 31, 2005 is due primarily to increased revenues, offset by increased income tax expense and the effects of the cumulative effect of accounting change in fiscal 2005, each of which is described above.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $1,579,070, or 61%, to $1,009,298 for the three months ended December 31, 2005, compared to $2,588,368 for the three months ended December 31, 2004. During the first quarter of fiscal 2005, we generated a significant portion of our operating cash flow from the conversion of many of our customers from LEC billing to alternate billing channels that have a shorter collection time. During the first quarter of fiscal 2006, we did not have a significant amount of such conversions. Additionally, during the first quarter of fiscal 2006, we made substantial investments in direct customer acquisition costs as compared to the first quarter of fiscal 2005, where we had no such investments.

Our primary source of cash inflows is net remittances from our billing channels, including LEC billings and ACH billings. For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process. The billing service aggregators generally do not remit funds until they are collected. Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates. Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense. These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time. We classify these holdback reserves as current or long-term receivables on our balance sheet, depending on when they are scheduled to be remitted to us. For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission. Additionally, approximately 51% of our accounts receivable are due from a single aggregator.

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

There was no net cash used for investing activities for the first three months of fiscal 2006. During the first three months of fiscal 2005, cash used for investing activities was $8,732 which consisted of purchases of equipment.

Net cash used for financing activities was $90,026 for the first three months of fiscal 2006 and consisted exclusively of acquisitions of our common stock through our stock repurchase program.

We had working capital of $ 13,809,239 as of December 31, 2005, compared to $13,374,172 as of September 30, 2005. Our cash position increased during the past three months to over $9,000,000 at December 31, 2005 from approximately $8,100,000 at the end of fiscal 2005.

We maintain a $1,000,000 credit facility with Merrill Lynch Business Financial Services Inc., The applicable interest rate on borrowings, if any, will be a variable rate of the one-month LIBOR rate (as published in the Wall Street Journal), plus 3%. The facility requires an annual line fee of 1% of the committed amount. Outstanding advances are secured by all of our existing and acquired tangible and intangible assets located in the United States. There was no balance outstanding at December 31, 2005. The line has been renewed for an additional one-year period, extending the maturity date to April 30, 2006.

The credit facility requires us to maintain a “Leverage Ratio” (total liabilities to tangible net worth) that does not exceed 1.5-to-1 and a “Fixed Charge Ratio” (earnings before interest, taxes, depreciation, amortization and other non-cash charges minus any internally financed capital expenditures divided by the sum of debt service, rent under capital leases, income taxes and dividends) that is not less that 1.5-to-1 as determined quarterly on a 12-month trailing basis. The credit facility includes additional covenants governing permitted indebtedness, liens, and protection of collateral. As of December 31, 2005, we were in compliance with the covenants and are able to fully draw on the credit facility.

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

During the third quarter of fiscal 2005, our Board of Directors initiated the repurchase of up to $3 million of our common stock from time to time on the open market or in privately negotiated transactions. To date, we have reacquired 775,850 shares at an aggregate cost of $655,635 under the program.

The following table summarizes our contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our future liquidity and cash flows: .

	Payments due by Period
	Total	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter
Contractual Obligations
Lease commitments	$313,000	$277,000	$28,000	$8,000	$-
Termination agreements	$337,500	$337,500	$-	$-	$-

We believe that our existing cash on hand and cash flow from operations will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

*  *  *

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2005, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the first three months of fiscal 2006 or in any of 2005) or commodity price risk.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2005	0	N/A	0	N/A
November 2005	0	N/A	0	N/A
December 2005	174,600	0.52	0	N/A
Total	174,600	0.52	0	$2,344,365(1)

(1) On May 18, 2005, we announced the adoption of a $3 million stock repurchase program. To date, we have purchased 775,850 shares at an aggregate price of $655,635.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

10.1	Separation Agreement, dated November 3, 2005, by and between Peter J. Bergmann and YP Corp.

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YP.CORP.

Dated: February 14, 2006	/s/ W. Chris Broquist
W. Chris Broquist
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement, dated November 3, 2005, by and between Peter J. Bergmann and YP Corp.

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002