Form 10-Q
period 2006-03-31
YP CORP
filed 2006-05-12
CIK 1045742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of May 1, 2006 was 48,726,594 shares of common stock, par value $.001.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31,	September 30,
	2006	2005
	(unaudited)

Assets
Cash and equivalents	$8,712,777	$8,119,298
Restricted cash	—	500,000
Accounts receivable, net	6,334,130	5,338,533
Prepaid expenses and other current assets	438,469	602,103
Deferred tax asset	566,253	381,887
Total current assets	16,051,629	14,941,821
Accounts receivable, long term portion, net	580,431	873,299
Customer acquisition costs, net	4,646,546	2,337,650
Property and equipment, net	262,198	396,862
Deposits and other assets	96,838	62,029
Intangible assets, net	5,605,113	6,108,823
Deferred tax asset, long term	—	376,708
Total assets	$27,242,755	$25,097,192

Liabilities and Stockholders' Equity

Accounts payable	$777,966	$655,526
Accrued liabilities	775,960	803,268
Income taxes payable	18,559	108,855
Total current liabilities	1,572,485	1,567,649
Deferred income taxes	108,958	—
Total liabilities	1,681,443	1,567,649
Commitments and contingencies	—	—
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized,
127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $.001 par value, 100,000,000 shares authorized,
48,751,594 and 48,837,694 issued and outstanding	48,752	48,838
Treasury stock	(2,306,158)	(2,171,740)
Paid in capital	11,483,934	11,044,400
Deferred stock compensation	(2,769,967)	(3,247,535)
Retained earnings	19,093,885	17,844,714
Total stockholders' equity	25,561,312	23,529,543

Total liabilities and stockholders' equity	$27,242,755	$25,097,192

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Net revenues	$8,999,196	$6,444,609	$16,625,972	$12,634,764
Cost of services	1,588,463	860,933	2,704,809	1,995,517
Gross profit	7,410,733	5,583,676	13,921,163	10,639,247

Operating expenses:
General and administrative expenses	3,712,099	3,113,186	7,470,948	6,433,482
Sales and marketing expenses	2,115,113	1,720,034	3,648,904	3,330,527
Depreciation and amortization	369,519	366,650	766,523	726,892
Total operating expenses	6,196,731	5,199,870	11,886,375	10,490,901
Operating income	1,214,002	383,806	2,034,788	148,346
Other income (expense):
Interest expense and other financing costs	—	(4,447)	—	(8,610)
Interest income	50,878	91,650	90,514	176,762
Other income (expense)	14,622	21,088	(173,923)	107,453
Total other income (expense)	65,500	108,291	(83,409)	275,605

Income before income taxes and cumulative
effect of accounting change	1,279,502	492,097	1,951,379	423,951
Income tax benefit (provision)	(465,362)	(193,817)	(702,208)	(176,447)
Income before cumulative effect of
accounting change	814,140	298,280	1,249,171	247,504
Cumulative effect of accounting change (net of
income taxes of $53,764 in fiscal 2005)		—	—	99,848
Net income	$814,140	$298,280	$1,249,171	$347,352

Net income per common share:
Basic:
Income applicable to common stock before cumulative effect of accounting change	$0.02	$0.01	$0.03	$0.01
Cumulative effect of accounting change	$—	$—	$—	$—
Net income applicable to common stock	$0.02	$0.01	$0.03	$0.01

Diluted:
Income applicable to common stock before cumulative effect of accounting change	$0.02	$0.01	$0.03	$0.01
Cumulative effect of accounting change	$—	$—	$—	$—
Net income applicable to common stock	$0.02	$0.01	$0.03	$0.01

Weighted average common shares outstanding:
Basic	44,716,622	46,749,794	44,801,024	46,749,544
Diluted	45,403,761	46,825,577	45,273,319	46,901,954

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,249,171	$347,352
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	766,523	719,086
Amortization of deferred stock compensation	917,016	567,599
Issuance of common stock as compensation for services	—	119,500
Cumulative effect of accounting change	—	(99,848)
Deferred income taxes	301,300	(394,491)
Provision for uncollectible accounts	794,241	(16,220)
Changes in assets and liabilities:
Restricted cash	500,000	—
Accounts receivable	(1,496,970)	2,345,965
Customer acquisition costs	(2,308,896)	1,501,201
Prepaid and other current assets	163,634	(483,159)
Deposits and other assets	(34,809)	178,141
Accounts payable	122,440	(626,153)
Accrued liabilities	(27,308)	(129,065)
Income taxes payable	(90,296)	1,482,933
Advances to affiliates (accrued interest)	—	(157,972)

Net cash provided by operating activities	856,046	5,354,869

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for intangible assets	(113,403)	(215,767)
Purchases of equipment	(14,746)	(44,387)

Net cash used for investing activities	(128,149)	(260,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	—	(960)
Repurchases of common stock	(134,418)	—
Proceeds from conversion of preferred stock	—	225
Common stock dividends	—	(468,950)

Net cash used for financing activities	(134,418)	(469,685)

INCREASE IN CASH AND CASH EQUIVALENTS	593,479	4,625,030

CASH AND CASH EQUIVALENTS, beginning of period	8,119,298	3,576,529

CASH AND CASH EQUIVALENTS, end of period	$8,712,777	$8,201,559

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

The accompanying unaudited financial statements as of March 31, 2006 and for the three and six months ended March 31, 2006 and 2005, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2005 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended September 30, 2005.

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

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

3. BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	March 31, 2006
	Current	Long-Term	Total
Gross accounts receivable	$8,267,000	$663,000	$8,930,000
Allowance for doubtful accounts	(1,933,000)	(83,000)	(2,016,000)
Net	$6,334,000	$580,000	$6,914,000

	September 30, 2005
	Current	Long-Term	Total
Gross accounts receivable	$6,451,000	$982,000	$7,433,000
Allowance for doubtful accounts	(1,112,000)	(109,000)	(1,221,000)
Net	$5,339,000	$873,000	$6,212,000

Components of allowance for doubtful accounts are as follows:

	March 31, 2006		September 30, 2005
Allowance for dilution and fees on amounts due from billing aggregators	$1,398,000		$923,000
Allowance for customer refunds	618,000		298,000
Other allowances	—		—
	$2,016,000		$1,221,000

Customer acquisition costs:	March 31, 2006		September 30, 2005
Customer acquisition costs	7,600,000		3,622,000
Less: Accumulated amortization	(2,953,000)		(1,284,000)
Customer acquisition costs, net	4,647,000		$2,338,000

Property and equipment:	March 31, 2006		September 30, 2005
Leasehold improvements	$447,000		$439,000
Furnishings and fixtures	295,000		295,000
Office and computer equipment	1,046,000		1,040,000
Total	1,788,000		1,774,000
Less: Accumulated depreciation	(1,526,000)		(1,377,000)
Property and equipment, net	$262,000		$397,000

Intangible assets:	March 31, 2006		September 30, 2005
Domain name	$5,510,000		$5,510,000
Non-compete agreements	3,465,000		3,465,000
Website development	894,000		781,000
Software licenses	53,000		53,000
Total	9,922,000		9,809,000
Less: Accumulated amortization	(4,317,000)		(3,700,000)
Intangible assets, net	$5,605,000		$6,109,000

Accrued liabilities:	March 31, 2006		September 30, 2005
Litigation accrual	$—		$328,000.00
Commissions payable	127,000		—
Deferred revenue	282,000		291,000
Accrued expenses - other	367,000		184,000
Accrued liabilities	$776,000		$803,000

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

4. COMMITMENTS AND CONTINGENCIES

At March 31, 2006, future minimum annual lease payments under operating lease agreements for fiscal years ended September 30 are as follows:

Fiscal 2006	$184,000
Fiscal 2007	28,000
Fiscal 2008	8,000
Thereafter	—
Total	$220,000

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

On November 3, 2005, the Company entered into a Separation Agreement with its Chief Executive Officer. Under the terms of the agreement, the Company made a cash payment of $337,500 in the second quarter of fiscal 2006. The agreement also provides for the continued vesting of 700,000 shares of the Chief Executive Officers’ restricted stock awards that were granted in fiscal 2004 and 2005.

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

On January 19, 2006, YP Corp. (the Company) entered into a Separation Agreement & General Release with its Chief Financial Officer. Under the terms of the agreement, the Company made a cash payment of approximately $95,000 in the second quarter of fiscal 2006. The agreement also provides for the continued vesting of the Chief Financial Officers’ restricted stock awards (totaling 150,000 shares) that were granted in fiscal 2004 and 2005.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations, cash flows or liquidity.

During the second quarter of fiscal 2005, the Company settled a legal dispute with a former service provider, resulting in a cash payment of $490,000. As the full amount of the settlement was previously accrued, there was no expense incurred in the current quarter associated with this settlement. In connection with this payment, the Company was no longer required to maintain its bond that was previously reflected as restricted cash in the accompanying balance sheet included elsewhere in this report. Accordingly, the bond has been released and this amount has been reclassified from restricted cash to cash in our balance sheet as of March 31, 2006.,

Commitments to Investment Banking Firm

On October 8, 2004, pursuant to the terms of a Letter Agreement with Jefferies & Company, Inc., the Company issued a total of 925,000 shares of common stock to Jefferies. These shares were issued in lieu of cash fees for Jefferies’ investment banking services. These shares were not issued under the Company’s 2003 Stock Plan. Of the total shares issued to Jefferies, 100,000 shares were issued without restrictions on transfer other than those imposed by Rule 144 under the Securities Act of 1933, as amended. The remaining 825,000 shares were granted pursuant to a Restricted Stock Agreement. Accordingly, these shares remain subject to restrictions on transfer and sale, which lapse in accordance with a vesting schedule depending on the achievement of certain performance goals, none of which were achieved as of March 31, 2006.

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

The Company has terminated this agreement in January 2006. However, under the terms of the agreement, the vesting provisions are in effect for any performance goals that are achieved within six months of the termination date.

Other Contractual Commitments

During the second quarter of fiscal 2006, we entered into a contractual arrangement with an attorney to settle previous claims and to engage the future services of this attorney. Under the terms of the arrangement, we made cash payments during the quarter totaling $55,000 and granted 100,000 shares of restricted stock. We are obligated to make future payments over the next two years totaling $339,750 in exchange for future services. Such amounts have not been accrued in the accompanying financial statements as such payments are for future services.

5. NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted income per share:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Income before cumulative effect of accounting change	$814,000	$298,000	$1,249,000	$248,000
Less: preferred stock dividends	—	—	—	(1,000)
Income applicable to common stock before cumulative effect of accounting change	814,000	298,000	1,249,000	247,000
Cumulative effect of accounting change	—	—	—	100,000
Net income applicable to common stock	$814,000	$298,000	$1,249,000	$347,000

Basic weighted average common shares outstanding	44,716,622	46,749,794	44,801,024	46,749,544
Add incremental shares for:
Unvested restricted stock	636,003	3,795	429,961	73,021
Series E convertible preferred stock	51,136	71,988	42,334	79,389
Diluted weighted average common shares outstanding	45,403,761	46,825,577	45,273,319	46,901,954

Net income per share:
Basic:
Income applicable to common stock before cumulative effect of accounting change	$0.02	$0.01	$0.03	$0.01
Cumulative effect of accounting change	$—	$—	$—	$—
Net income applicable to common stock	$0.02	$0.01	$0.03	$0.01

Diluted:
Income applicable to common stock before cumulative effect of accounting change	$0.02	$0.01	$0.03	$0.01
Cumulative effect of accounting change	$—	$—	$—	$—
Net income applicable to common stock	$0.02	$0.01	$0.03	$0.01

The following potentially dilutive securities were excluded from the calculation of net income per share because the effects are antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005

Warrants to purchase shares of common stock	500,000	500,000	500,000	500,000
Shares of non-vested restricted stock	839,152	2,920,831	1,838,258	1,978,591
	1,339,152	3,420,831	2,338,258	2,478,591

6. RELATED PARTY TRANSACTIONS

The Company’s related party transactions occurring during fiscal 2005 and the six months of fiscal 2006 consisted exclusively of payments under termination agreements with former executives as described in Note 4.

7. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at major nationwide institutions in Arizona and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2006, the Company had bank balances exceeding those insured limits by approximately $6,348,000.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the Local Exchange Carrier (“LEC”) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The net receivable due from such billing services providers represented 42%, 26% and 13%, respectively, of the Company’s total net accounts receivable at March 31, 2006. Additionally, the Company’s receivable portfolio includes amounts due from two service providers that handle and process our ACH billings. One such service provider represented approximately 16% of the Company’s total net accounts receivable at March 31, 2006.

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

*  *  *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2006, this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended September 30, 2005.

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

There have been different methodologies employed in the reporting of customer count. To more properly reflect customer count we changed our methodology in the first quarter of fiscal 2006 to count billed listings. A billed listing is defined by management as any listing that has successfully been submitted through one of our billing channels or in the case of listings billed by direct invoice only those listings that have paid for their listing at the end of the reporting period.

Management believes that this change when coupled with the knowledge of our average price and percentage of returns and allowances will provide greater insight into our business model for the public.

The following represent our counts for billed listings over the last six quarters. Where applicable, we have included our previously reported customer count data for comparative purposes:

Quarter Ended	Previously Reported Quarter-End Customer Count	Billed Listings at Quarter-End	Average Billed Listings During Quarter	Gross Revenue	Returns and Allowances (% of Gross Revenue)	Net Revenues	Average Monthly Gross Revenue per Average Billed Listing
March 31st, 2006	N/A	131,394	116,622	9,823,664	8.39%	8,999,196	$28.08
December 31st, 2005	N/A	95,876	90,809	8,328,583	8.43%	7,626,776	$30.57
September 30th, 2005	92,000	84,879	81,342	6,856,082	11.71%	6,052,936	$28.10
June 30th, 2005	108,000	92,600	83,096	7,419,827	12.17%	6,517,158	$29.76
March 31st, 2005	105,000	76,774	76,633	7,527,086	14.38%	6,444,609	$32.74
December 31st, 2004	95,000	64,616	82,579	7,502,125	17.49%	6,190,155	$30.28

Our average monthly gross revenue per average billed listing declined in the current quarter, as a significant amount of our increase in billed listings was via a new fulfillment contract with a new LEC billing vendor. Under the terms of this new contract, our gross revenues are, on average, approximately $3 lower than those of our other LEC billing channels.

Recent Operating Results

We bill our customers through four primary channels: LEC billing, ACH billing, recurring credit card and direct invoice. During the end of 2004 and throughout 2005, we had been reducing our use of LEC billing channels as the LEC’s policies regarding the use of our check mailer as our primary letter of authorization prevented us from billing many existing customers through this particular billing channel. Additionally, the major LECs (i.e. Regional Bell Operating Companies or RBOCs) prevented us from billing any new customers acquired via check mailers. As such, we transitioned a significant number of our customers to alternate billing means, the most significant of which was ACH billing. ACH billing is less expensive than LEC billing; however, many of our customers view this as a less desirable billing method, leading to increased cancellations.

In fiscal 2006, we began acquiring new customers via telemarketing campaigns, which are allowed to be billed via LECs. These telemarketing campaigns have reopened certain LEC billing channels as a viable billing channel. Additionally, our monthly billing rates are higher for customers acquired via telemarketing campaigns. For these reasons, we expect to continue to expand our telemarketing campaigns in the future. Check mailings remain a component of our marketing efforts and a significant increase in the volume of our mailings have contributed to our recent revenue growth. Although LEC channels includes fees and other costs that exceed those of other channels, the growth in LEC billings has contributed to a significant increase in our gross profit. We are in the process of petitioning other LECs to reopen these billing channels as well.

The following represents a summary of recent financial results:

	Q2 2006	Q1 2006	Q4 2005	Q3 2005	Q2 2005
Net Revenues	$8,999,196	$7,626,776	$6,052,936	$6,517,158	$6,444,609
Gross margin	7,410,733	6,510,430	4,993,639	5,591,353	5,583,676
Operating expenses	6,196,731	5,689,644	6,295,000	5,269,473	5,199,870
Operating income (loss)	1,214,002	820,786	(1,301,361)	321,880	383,806
Net income (loss)(1)	814,140	435,031	(815,727)	(149,784)	298,280

_________________

(1) The following non-recurring items are relevant to our recent quarterly operating results, each of which are further described herein:

•
Second quarter of fiscal 2006 - includes an increase of general and administrative expenses of approximately $80,000 related to separation costs with our former Chief Financial Officer and $39,000 related to separation costs with other employees.

•
First quarter of fiscal 2006 - includes an increase of general and administrative expenses totaling approximately $338,000 related to separation costs with our former Chief Executive Officer and an increase in other expenses associated with an additional expense of $162,000 relating to an outstanding legal matter .

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

•	First quarter of fiscal 2005 - includes a gain of approximately $100,000 (net of tax effects) associated with the cumulative effect of an accounting change with respect to our restricted stock grants.

The following represents the breakdown of net billings by channel during recent fiscal quarters:

	Q2 2006	Q1 2006	Q4 2005	Q3 2005	Q2 2005
LEC billing	49%	35%	32%	23%	26%
ACH billing	43%	54%	54%	64%	56%
Direct billing and other	8%	11%	14%	13%	18%

Other Recent Developments

During the second quarter of fiscal 2006, we began engaging the services of a consulting firm that has expertise with LEC billing channels, with the intent of improving operational efficiencies and cash collection cycle times and reducing the costs associated with fees, chargebacks and dilution. Such services have been expensed as incurred.

During the second quarter of fiscal 2006, we settled our outstanding litigation with a former vendor, resulting in a cash payment of $490,000. As the full amount of the settlement was previously accrued, there was no expense incurred in the current quarter associated with this settlement. In connection with this payment, we are no longer required to maintain our bond that was previously reflected as restricted cash in the accompanying balance sheet included elsewhere in this report. Accordingly, the bond has been released and this amount has been reclassified from restricted cash to cash in our balance sheet as of March 31, 2006.

During the second quarter of fiscal 2006, we entered into a contractual arrangement with an attorney to settle previous claims and to engage the future services of this attorney. Under the terms of the arrangement, we made cash payments during the quarter totaling $55,000 and granted 100,000 shares of restricted stock. We are obligated to make future payments over the next two years totaling $339,750 in exchange for future services. Such amounts have not been accrued in the accompanying financial statements as such payments are for future services. This contract is terminated immediately upon the sale of the Company.

We bill a significant number of our IAP advertisers through our ACH billing channel. ACH transactions are closely regulated by NACHA - The Electronic Payments Association, which develops operating rules and business practices for the Automated Clearing House (ACH) Network and for electronic payments in the areas of Internet commerce and other electronic payment means. In February 2006, NACHA issued an Operating Bulletin concerning the use of the back of a check to obtain authorization for an ACH transaction. In this Operating Bulletin, NACHA indicated that, while this practice of authorizing ACH debits by relying on the endorsement of a check is not expressly prohibited by the NACHA operating rules, it does contain inherent risks that the underlying transaction was not properly authorized or understood. Therefore, service providers in the electronic payments network are encouraged to adopt appropriate policies to mitigate such risks. We have yet to see any changes in the business practices of our service providers as a result of this announcement. However, to the extent that such business practices change, it could have an adverse impact on our ability to bill a significant number of our clients and result in lost revenues

On January 19, 2006, we entered into a Separation Agreement with Chris Broquist, our Chief Financial Officer, pursuant to which Mr. Broquist and the Company have agreed to terminate their employment relationship effective February 28, 2006. Pursuant to the terms of the Separation Agreement & General Release, among other items, Mr. Broquist will receive a severance package consisting of six months of compensation and health benefits and the continued vesting of his restricted stock and Mr. Broquist has agreed not to compete with the Company or solicit any of the employees of the Company for a period of two years.

At a meeting of our Board of Directors, held on January 8, 2006, John T. Kurtzweil, R.A. Johnson-Clague, Peter J. Bergmann and Paul Gottlieb each resigned from our Board of Directors and their respective committees on which they were serving. Subsequent to the foregoing resignations, Joseph F. Cunningham, Jr. and Elisabeth Demarse were appointed to the Board of Directors of the Company. In addition, Daniel L. Coury, Sr., a current member of our Board of Directors, was elected Chairman of the Board and Mr. Cunningham was appointed to serve as the Chairman of the Audit Committee of our Board of Directors.

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

Attorneys General Complaints Concerning Direct Marketing Mail Solicitation

We have received a number of notices from the Attorney General offices or other regulatory agencies of the States of Montana, Nevada, Nebraska, and Oregon concerning consumer complaints about the use of our direct mail solicitation. In Nebraska, the notice required us to cease and desist the use of our check mail program in that State immediately. The notices generally claim that the promotional check mailer practice engaged in by the Company violates state consumer protection statutes and deceptive trade practices acts.

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

Our current cooperative posture, however, does not obviate the possibility of an agency instituting formal action against us in a wider attempt to curb solicitations for business utilizing check promotions. We hope to continue our good faith discussions with these various agencies in an effort to formulate a uniform set of standards to be used to determine if any specific check solicitation violates consumer protection laws. However, to the extent future standards are deemed too onerous, we may consider pursuing a legal course of action challenging those standards.

Results of Operations

Net Revenues

	Net Revenues
	2006	2005	Change	Percent

Three Months Ended March 31,	$8,999,196	$6,444,609	$2,554,587	40%
Six Months Ended March 31,	$16,625,972	$12,634,764	$3,991,208	32%

The increase in revenues for the three and six months ended March 31, 2006, as compared to March 31, 2005, was largely due to an increased customer count attributable to expanded marketing efforts, the reintroduction of the LEC billing channel for new customers and higher average monthly revenue attributable to the use of telemarketing campaigns.. As discussed in “Executive Overview - Recent Operating Results” above, we increased our number of monthly check mailers and introduced telemarketing campaigns. Our use of telemarketing campaigns has reopened LEC billing as an effective means of billing new customers. Additionally, our monthly billing rates are higher for customers acquired through telemarketing efforts, which has also contributed to our revenue growth.

Although we have concentrations of risk with our billing aggregators (as described in the Notes to Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report) these aggregators bill via many underlying LECs, thereby reducing our risk associated with credit concentrations. However, there are a few LECs that service a significant number of our customers. To the extent that future changes in their billing practices cause a disruption in our ability to bill through these channels, our revenues could be adversely affected.

The majority of our IAP customers pay between $27.50 and $39.95 per month.

Cost of Services

	Cost of Services
	2006	2005	Change	Percent

Three Months Ended March 31,	$1,588,463	$860,933	$727,530	85%
Six Months Ended March 31,	$2,704,809	$1,995,517	$709,292	36%

The increase in cost of services for the three months ended March 31, 2006, as compared to March 31, 2005, is largely due to an increase in LEC billings, which have higher costs than other billing channels Billings through LEC channels, comprised 49% and 34% of total billings in the second and first quarter of fiscal 2006, respectively, as compared to 25% and 49% of total billings in the second and first quarter of fiscal 2005. The increase in cost of sales was less dramatic when comparing the six months ended March 31, 2006 as compared to March 31, 2005 due to the fact that LEC billing was a smaller component of total billings in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

Gross Profit

	Gross Profit
	2006	2005	Change	Percent

Three Months Ended March 31,	$7,410,733	$5,583,676	$1,827,057	33%
Six Months Ended March 31,	$13,921,163	$10,639,247	$3,281,916	31%

The increase in our gross profits was due primarily to increased revenues as discussed above. Gross margins decreased to 82% of net revenues in the second quarter of fiscal 2006 compared to 87% of net revenues in the second quarter of fiscal 2005 due to increased dilution in fiscal 2006 resulting from the increase in LEC billings. Gross margins remained constant at 84% for the first six months of fiscal 2006 and fiscal 2005.

General and Administrative Expenses

	General and Administrative Expenses
	2006	2005	Change	Percent

Three Months Ended March 31,	$3,712,099	$3,113,186	$598,913	19%
Six Months Ended March 31,	$7,470,948	$6,433,482	$1,037,466	16%

The increase in general and administrative expenses for the three months ended March 31, 2006, as compared to March 31, 2005, is largely due to the following:

•
An increase in compensation expense of $545,000 stemming from: a) increased wages, bonuses and benefits expense of approximately $322,000, b) approximately $119,000 of severance costs associated with the termination of our CFO and other personnel during the second quarter of fiscal 2006, and c) increased non-cash compensation costs of approximately $104,000 associated with restricted stock awards;

•
An increase in consulting expenditures of approximately $213,000 with the intent of improving operational efficiencies and cash collection cycle times and reducing the costs associated with fees, chargebacks and dilution; and

•
A decrease in mailing and other customer costs of approximately $218,000 associated with the reduction of paper invoices and other methods of correspondence with customers for which payment is unlikely to be received.

The increase in general administrative expenses for the six months ended March 31, 2006, as compared to March 31, 2006, is due to the reasons mentioned above as well as an increase of approximately $338,000 of one-time settlement costs associated with the separation agreement with our former Chief Executive Officer that was incurred during the first quarter of fiscal 2006.

Our general and administrative expenses consist largely of fixed expenses such as compensation, rent, utilities, etc. Therefore, we do not consider short-term trends of general and administrative expenses as a percent of revenues to be meaningful indicators for evaluating operational performance.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q2 2006	Q1 2006	Q4 2005	Q3 2005	Q2 2005
Compensation for employees, consultants, officers and directors	$2,414,777	$2,423,537	$2,215,276	$2,115,674	$1,869,135
Other G&A costs	900,439	817,826	697,436	600,442	608,428
Reconfirmation, mailing, billing and other customer-related costs	396,883	517,486	432,447	535,861	635,624

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2006	2005	Change	Percent

Three Months Ended March 31,	$2,115,113	$1,720,034	$395,079	23%
Six Months Ended March 31,	$3,648,904	$3,330,527	$318,377	10%

Sales and marketing expense increased in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 due to an increase in the amortization of capitalized costs associated with telemarketing and direct mail campaigns. We capitalize certain direct marketing expenses and amortize those costs over a period of time that approximates the estimated life of the customer. In the fourth quarter of fiscal 2005, this amortization period was reduced from 18 months to 12 months. This decrease in amortization period, coupled with a larger base of capitalizable costs, accounted for the increase in amortization expense.

The increase in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 was slightly less than that of second quarter of fiscal 2006 as compared to fiscal 2005. Prior to the second quarter of fiscal 2006, we had a smaller base of capitalized costs in fiscal 2006 compared to fiscal 2005, resulting in less amortization in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

We have recently expanded our direct mailings and telemarketing efforts, resulting in a recent increase in capitalized customer acquisition costs. To the extent that we continue to expand these efforts, we will experience future increases in sales and marketing expense related to this amortization.

Depreciation and Amortization

	Depreciation and Amortization
	2006	2005	Change	Percent

Three Months Ended March 31,	$369,519	$366,650	$2,869	1%
Six Months Ended March 31,	$766,523	$726,892	$39,631	5%

Depreciation and amortization remained largely consistent between the three and six months ended March 31, 2006 as compared to the three and six months ended March 31, 2005. Depreciation and amortization consists of amortization of fixed assets, capitalized website costs, intangible assets and non-compete agreements. Amortization relating to the capitalization of our direct mail marketing costs is included in marketing expenses, as discussed previously.

 Operating Income

	Operating Income (Loss)
	2006	2005	Change	Percent

Three Months Ended March 31,	$1,214,002	$383,806	$830,196	216%
Six Months Ended March 31,	$2,034,788	$148,346	$1,886,442	1272%

 Our operating income increased substantially due primarily to revenue increases as previously described.

Other Income (Expense)

	Other Income (Expense)
	2006	2005	Change	Percent

Three Months Ended March 31,	$14,622	$21,088	$(6,466)	(31)%
Six Months Ended March 31,	$(173,923)	$107,453	$(281,376)	(262)%

There were no significant changes between other income (expense) for the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. The change in other income (expense) for the first six months of fiscal 2006 as compared to fiscal 2005 is due primarily to a $162,000 net increase in a legal expense related to a dispute with a former service provider. This matter was settled in the second quarter of fiscal 2005.

Income Tax Benefit (Provision)

	Income Tax Benefit (Provision)
	2006	2005	Change	Percent

Three Months Ended March 31,	$(465,362)	$(193,817)	$(271,545)	140%
Six Months Ended March 31,	$(702,208)	$(176,447)	$(525,761)	298%

The changes in our income tax benefit (provision) for the three and six months ended March 31, 2006 as compared to the three and six months ended March 31, 2005 is due almost entirely to our increase in profitability. We have not experienced a significant change in our effective tax rates during these periods.

Cumulative Effect of Accounting Change

	Cumulative Effect of Accounting Change
	2006	2005	Change	Percent

Three Months Ended March 31,	$—	$—	$—	0%
Six Months Ended March 31,	$—	$99,848	$(99,848)	0%

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

Net Income (Loss)

	Net Income (Loss)
	2006	2005	Change	Percent

Three Months Ended March 31,	$814,140	$298,280	$515,860	173%
Six Months Ended March 31,	$1,249,171	$347,352	$901,819	260%

The increase in net income for the three and six months ended March 31, 2006 as compared to the three months ended March 31, 2005 is due primarily to increased revenues, offset by increased cost of sales, general and administrative, sales and marketing and income tax expense and the effects of the cumulative effect of accounting change in fiscal 2005, each of which is described above.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $4,498,823 or 84%, to $856,046 for the first six months of fiscal 2006, compared to $5,354,869 for the first six months of 2005. During the first six months of fiscal 2005, we generated a significant portion of our operating cash flow from the conversion of many of our customers from LEC billing to alternate billing channels that have a shorter collection time. During the first six months of fiscal 2006, the opposite occurred - a substantial amount of new and existing customers were billed via LEC billing channels which have a longer collection time. Additionally, during the first six months of fiscal 2006, we made substantial investments in direct customer acquisition costs as compared to the first six months of fiscal 2006, where we had limited investments. The net changes in these two balance sheet items caused a net decrease in our cash flows of over $7.5 million in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005. This decrease was offset by an increase in net income of over $900,000 and an increase in noncash expenses of approximately $1,768,000. The remaining differences were due to other changes in assets and liabilities.

Our primary source of cash inflows is net remittances from our billing channels, including LEC billings and ACH billings. For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process. The billing service aggregators generally do not remit funds until they are collected. Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates. Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense. These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time. We classify these holdback reserves as current or long-term receivables on our balance sheet, depending on when they are scheduled to be remitted to us. For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission. Additionally, three LEC aggregators and one ACH service provider accounted for 42%, 26%, 13% and 16%, respectively, of our net accounts receivable at March 31, 2006.

Our most significant cash outflows include payments for marketing expenses and general operating expenses. Cash outflows for direct response advertising and telemarketing, our primary marketing strategies, typically occur in advance of expense recognition as these costs are capitalized and amortized over 12 months, the average estimated retention period for new customers. General operating cash outflows consist of payroll costs, income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Cash used for investing activities was $128,149 for the first six months of 2006, consisting of $113,403 of expenditures for intangible assets and $14,746 of equipment purchases. During the first six months of fiscal 2005, cash used for investing was $260,154 for the first six months of 2006, consisting of $215,767 of expenditures for intangible assets and $44,387 of equipment purchases.

Net cash used for financing activities was $134,418 for the first six months of fiscal 2006, consisting of acquisitions of our common stock through our stock repurchase program. During the first six months of fiscal 2005, cash used for financing activities totaled $468,950, consisting primarily of common stock dividends. We have recently suspended all payments of common stock dividends.

We had working capital of $14,479,144 as of March 31, 2006, compared to $13,374,172 as of September 30, 2005. Our cash position increased during the past three months to over $8,700,000 at March 31, 2006 from approximately $8,100,000 at the end of fiscal 2005.

We maintain a $1,000,000 credit facility with Merrill Lynch Business Financial Services Inc., The applicable interest rate on borrowings, if any, will be a variable rate of the one-month LIBOR rate (as published in the Wall Street Journal), plus 3%. The facility requires an annual line fee of 1% of the committed amount. Outstanding advances are secured by all of our existing and acquired tangible and intangible assets located in the United States. There was no balance outstanding at March 31, 2006. The line has been renewed for an additional one-year period, extending the maturity date to April 30, 2007.

The credit facility requires us to maintain a “Leverage Ratio” (total liabilities to tangible net worth) that does not exceed 1.5-to-1 and a “Fixed Charge Ratio” (earnings before interest, taxes, depreciation, amortization and other non-cash charges minus any internally financed capital expenditures divided by the sum of debt service, rent under capital leases, income taxes and dividends) that is not less that 1.5-to-1 as determined quarterly on a 12-month trailing basis. The credit facility includes additional covenants governing permitted indebtedness, liens, and protection of collateral. As of March 31, 2006, we were in compliance with the ratios and the covenants and are able to fully draw on the credit facility.

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

During the third quarter of fiscal 2005, our Board of Directors initiated the repurchase of up to $3 million of our common stock from time to time on the open market or in privately negotiated transactions. To date, we have reacquired 853,850 shares at an aggregate cost of $700,027 under the program.

During the second quarter of fiscal 2006, we entered into a contractual arrangement with an attorney to settle previous claims and to engage the future services of this attorney. Under the terms of the arrangement, we made cash payments during the quarter totaling $55,000 and granted 100,000 shares of restricted stock. We are obligated to make future payments over the next two years totaling $339,750 in exchange for future services. Such amounts have not been accrued in the accompanying financial statements as such payments are for future services.

The following table summarizes our contractual obligations at March 31, 2006 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments due by Period
Contractual Obligations	Total	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter

Lease commitments	$220,000	$184,000	$28,000	$8,000	$—
Contractual commitments	$339,750	$90,000	$186,750	$63,000	$—

We believe that our existing cash on hand and cash flow from operations will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

*  *  *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2006, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the first six months of fiscal 2006 or in any of 2005) or commodity price risk.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The following sets forth additional risk factors that represent material changes from those previously disclosed in our Form 10-K for the year ended September 30, 2005.

Changes in recent operating guidelines from regulatory agencies could impact our ability to bill via our ACH channels.

In February 2006, NACHA - The Electronic Payments Association (which develops operating rules and business practices for the Automated Clearing House (ACH) Network and for other electronic payments), issued an Operating Bulletin concerning the use of the back of a check to obtain authorization for an ACH transaction. In this Operating Bulletin, NACHA indicated that, while this practice of authorizing ACH debits by relying on the endorsement of a check is not expressly prohibited by the NACHA operating rules, it does contain inherent risks that the underlying transaction was not properly authorized or understood. Therefore, service providers in the electronic payments network are encouraged to adopt appropriate policies to mitigate such risks.

We have yet to see any changes in the business practices of our service providers as a result of this announcement. However, to the extent that such business practices change, it could have an adverse impact on our ability to bill a significant number of our clients and result in lost revenues. To date, we have not yet formulated policies or procedures to address any future potential changes in our billing partners’ business practices.

We acquire new customers via telemarketing activities performed by third-parties. Changes in regulations concerning telemarketing activities, or a failure of our third-party vendors to comply with existing regulations, could result in a loss of customers and our ability to attract new customers via this marketing channel.

We currently utilize telemarketing activities as a significant means of attracting new customers. Such telemarketing activities are regulated by the Federal Communication Commission and statewide regulations. We outsource such telemarketing activities to experienced third-party vendors. To the extent that these vendors fail to understand or comply with these regulations, our business could be adversely affected. Likewise, changes in existing regulations could impact our future ability to utilize telemarketing activities as a viable marketing strategy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 2006	78,000	$0.57	78,000	N/A
February 2006	0	N/A	0	N/A
March 2006	0	N/A	0	N/A
Total	78,000	$0.57	78,000	$_2,299,973(1)

(1) On May 18, 2005, we announced the adoption of a $3 million stock repurchase program. To date, we have purchased 853,850 shares at an aggregate price of $700,027.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of YP Corp. (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 12, 2006).

10.1
Separation Agreement & General Release, dated as of January 19, 2006, by and between Chris Broquist and YP Corp. (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2006).

10.2
Employment Agreement, dated as of February 6, 2006, by and between John Raven and YP Corp. (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on February 21, 2006).

10.3
Employment Agreement, by and between YP Corp. and Gary Perschbacher, dated as of March 31, 2006. (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 3, 2006).

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

YP.CORP.

Date: May 12, 2006	By:	/s/ Gary L. Perschbacher
Gary L. Perschbacher
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of YP Corp. (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 12, 2006).

10.1
Separation Agreement & General Release, dated as of January 19, 2006, by and between Chris Broquist and YP Corp. (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on January 25, 2006).

10.2
Employment Agreement, dated as of February 6, 2006, by and between John Raven and YP Corp. (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on February 21, 2006).

10.3
Employment Agreement, by and between YP Corp. and Gary Perschbacher, dated as of March 31, 2006. (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on April 3, 2006).

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002