Form 10-Q
period 2006-06-30
YP CORP
filed 2006-08-08
CIK 1045742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of August 1, 2006 was 48,731,594 shares of common stock, par value $.001.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2006

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

Page
Item 1. Financial Statements

Consolidated Balance Sheets
as of June 30, 2006 and September 30, 2005	3
Unaudited Consolidated Statements of Operations
for the Three- and Nine-Month Periods Ended June 30, 2006 and
June 30, 2005	4
Unaudited Consolidated Statement of Cash Flows
for the Nine-Month Periods Ended June 30, 2006 and
June 30, 2005	5
Notes to the Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

YP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30, 2006	September 30, 2005
	(unaudited)
Assets
Cash and equivalents	$8,516,985	$8,119,298
Restricted cash	—	500,000
Accounts receivable, net	8,228,308	5,338,533
Prepaid expenses and other current assets	559,008	602,103
Customer acquisition costs, net	5,293,333	2,337,650
Deferred tax asset	674,171	381,887
Total current assets	23,271,805	17,279,471
Accounts receivable, long term portion, net	585,850	873,299
Property and equipment, net	209,245	396,862
Deposits and other assets	95,438	62,029
Intangible assets, net	5,363,065	6,108,823
Deferred tax asset, long term	—	376,708
Total assets	$29,525,403	$25,097,192

Liabilities and Stockholders' Equity

Accounts payable	$1,100,950	$655,526
Accrued liabilities	635,236	803,268
Income taxes payable	409,222	108,855
Total current liabilities	2,145,408	1,567,649
Deferred income taxes	178,203	—
Total liabilities	2,323,611	1,567,649
Commitments and contingencies	—	—
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized,
127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $.001 par value, 100,000,000 shares authorized,
48,751,594 and 48,837,694 issued and outstanding	48,742	48,838
Treasury stock	(2,306,158)	(2,171,740)
Paid in capital	11,506,544	11,044,400
Deferred stock compensation	(2,384,074)	(3,247,535)
Retained earnings	20,325,872	17,844,714
Total stockholders' equity	27,201,792	23,529,543

Total liabilities and stockholders' equity	$29,525,403	$25,097,192

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Net revenues	$10,172,705	$6,517,158	$26,798,677	$19,151,922
Cost of services	2,329,584	925,805	5,034,393	2,921,322
Gross profit	7,843,121	5,591,353	21,764,284	16,230,600

Operating expenses:
General and administrative expenses	3,129,807	3,251,975	10,600,755	9,685,457
Sales and marketing expenses	2,485,950	1,565,536	6,134,854	4,896,063
Depreciation and amortization	351,342	451,962	1,117,865	1,178,854
Total operating expenses	5,967,099	5,269,473	17,853,474	15,760,374
Operating income	1,876,022	321,880	3,910,810	470,226
Other income (expense):
Interest expense and other financing costs		—	—	(8,610)
Interest income	67,127	29,859	157,641	206,621
Other income (expense)	(9,172)	(584,988)	(183,095)	(477,535)
Total other income (expense)	57,955	(555,129)	(25,454)	(279,524)

Income before income taxes and cumulative
effect of accounting change	1,933,977	(233,249)	3,885,356	190,702
Income tax benefit (provision)	(701,990)	83,465	(1,404,198)	(92,982)
Income before cumulative effect of
accounting change	1,231,987	(149,784)	2,481,158	97,720
Cumulative effect of accounting change (net of
income taxes of $53,764 in fiscal 2005)	—	—	—	99,848
Net income	$1,231,987	$(149,784)	$2,481,158	$197,568

Net income per common share:
Basic:
Income applicable to common stock before cumulative effect of accounting change	$0.03	$(0.00)	$0.06	$0.00
Cumulative effect of accounting change	$—	$—	$—	$—
Net income applicable to common stock	$0.03	$(0.00)	$0.06	$0.00

Diluted:
Income applicable to common stock before cumulative effect of accounting change	$0.03	$(0.00)	$0.05	$0.00
Cumulative effect of accounting change	$—	$—	$—	$—
Net income applicable to common stock	$0.03	$(0.00)	$0.05	$0.00

Weighted average common shares outstanding:
Basic	44,642,094	44,860,228	44,748,047	46,060,709
Diluted	46,536,736	44,860,228	45,694,457	46,296,626

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,481,158	$197,568
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,117,865	1,178,854
Amortization of deferred stock compensation	1,325,509	1,105,763
Issuance of common stock as compensation for services	—	119,500
Gain on settlement of debt	—	171,865
Cumulative effect of accounting change	—	(99,848)
Deferred income taxes	262,627	(782,962)
Provision for uncollectible accounts	1,559,569	(54,492)
Changes in assets and liabilities:
Restricted cash	500,000	(365,000)
Accounts receivable	(4,161,895)	2,956,306
Customer acquisition costs	(2,955,683)	1,459,528
Prepaid and other current assets	43,095	(408,674)
Deposits and other assets	(33,409)	178,141
Accounts payable	445,424	(708,825)
Accrued liabilities	(168,032)	225,163
Income taxes payable	300,367	1,744,894
Advances to affiliates (accrued interest)	—	(157,972)

Net cash provided by operating activities	716,595	6,759,809

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for intangible assets	(166,804)	(346,751)
Purchases of equipment	(17,686)	(44,387)

Net cash used for investing activities	(184,490)	(391,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	—	(780)
Repurchases of common stock	(134,418)	—
Proceeds from conversion of preferred stock	—	225
Common stock dividends	—	(940,355)

Net cash used for financing activities	(134,418)	(940,910)

INCREASE IN CASH AND CASH EQUIVALENTS	397,687	5,427,761

CASH AND CASH EQUIVALENTS, beginning of period	8,119,298	3,576,529

CASH AND CASH EQUIVALENTS, end of period	$8,516,985	$9,004,290

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

The accompanying unaudited financial statements as of June 30, 2006 and for the three and nine months ended June 30, 2006 and 2005, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2005 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended September 30, 2005.

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

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

3.    BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	June, 2006
	Current	Long-Term	Total
Gross accounts receivable	$10,938,000	$681,000	$11,619,000
Allowance for doubtful accounts	(2,710,000)	(95,000)	(2,805,000)
Net	$8,228,000	$586,000	$8,814,000

	September 30, 2005
	Current	Long-Term	Total
Gross accounts receivable	$6,451,000	$982,000	$7,433,000
Allowance for doubtful accounts	(1,112,000)	(109,000)	(1,221,000)
Net	$5,339,000	$873,000	$6,212,000

Components of allowance for doubtful accounts are as follows:

	June 30, 2006	September 30, 2005
Allowance for dilution and fees on amounts due from billing aggregators	$2,075,000	$923,000
Allowance for customer refunds	730,000	298,000
Other allowances	—	—
	$2,805,000	$1,221,000

	June 30, 2006	September 30, 2005
Customer acquisition costs:
Customer acquisition costs	9,437,000	3,622,000
Less: Accumulated amortization	(4,144,000)	(1,284,000)
Customer acquisition costs, net	5,293,000	$2,338,000

	June 30, 2006	September 30, 2005
Property and equipment:
Leasehold improvements	$448,000	$439,000
Furnishings and fixtures	296,000	295,000
Office and computer equipment	1,047,000	1,040,000
Total	1,791,000	1,774,000
Less: Accumulated depreciation	(1,582,000)	(1,377,000)
Property and equipment, net	$209,000	$397,000

	June 30, 2006	September 30, 2005
Intangible assets:
Domain name	$5,510,000	$5,510,000
Non-compete agreements	3,465,000	3,465,000
Website development	948,000	781,000
Software licenses	53,000	53,000
Total	9,976,000	9,809,000
Less: Accumulated amortization	(4,613,000)	(3,700,000)
Intangible assets, net	$5,363,000	$6,109,000

	June 30, 2006	September 30, 2005
Accrued liabilities:
Litigation accrual	$—	$328,000
Deferred revenue	219,000	291,000
Accrued expenses - other	416,000	184,000
Accrued liabilities	$635,000	$803,000

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

4.    COMMITMENTS AND CONTINGENCIES

At June 30, 2006, future minimum annual lease payments under operating lease agreements for fiscal years ended September 30 are as follows:

Fiscal 2006	$100,000
Fiscal 2007	145,000
Fiscal 2008	128,000
Fiscal 2009	124,000
Fiscal 2010	127,000
Thereafter	97,000
Total	$721,000

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

During the second quarter of fiscal 2006, the Company settled a legal dispute with a former service provider, resulting in a cash payment of $490,000. As the full amount of the settlement was previously accrued, there was no expense incurred in the current quarter associated with this settlement. In connection with this payment, the Company was no longer required to maintain its bond that was previously reflected as restricted cash in the accompanying balance sheet included elsewhere in this report. Accordingly, the bond has been released and this amount has been reclassified from restricted cash to cash in our balance sheet as of June 30, 2006.

Other Contractual Commitments

During the second quarter of fiscal 2006, the Company entered into a contractual arrangement with an attorney to settle previous claims and to engage the future services of this attorney. Under the terms of the arrangement, the Company made cash payments during the quarter totaling $55,000 and granted 100,000 shares of restricted stock. Under the terms of the agreement, the Company is obligated to make future payments over the next two years totaling $294,750 in exchange for future services. Such amounts have not been accrued in the accompanying financial statements as such payments are for future services.

During the second quarter of fiscal 2006, we entered into a contractual arrangement with a consulting firm to provide strategic and operational related consulting services. Under the terms of the agreement and a subsequent amendment, we are obligated to make future payments through February 2010 that vary based on the Company’s billed customer count subject to a minimum of $20,000 per month. Current payments are approximately $100,000 per month. Such amounts have not been accrued in the accompanying financial statements as such payments are for future services.

5.    NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

The following table presents the computation of basic and diluted income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Income before cumulative effect of accounting change	$1,232,000	$(150,000)	$2,481,000	$98,000
Less: preferred stock dividends	—	—	—	(1,000)
Income applicable to common stock before cumulative effect of accounting change	1,232,000	(150,000)	2,481,000	97,000
Cumulative effect of accounting change	—	—	—	100,000
Net income applicable to common stock	$1,232,000	$(150,000)	$2,481,000	$197,000

Basic weighted average common shares outstanding	44,642,094	44,860,228	44,748,047	46,060,709
Add incremental shares for:
Unvested restricted stock	1,810,810	—	890,244	136,636
Series E convertible preferred stock	74,573	—	53,080	75,565
Outstanding warrants	9,259	—	3,086	23,716
Diluted weighted average common shares outstanding	46,536,736	44,860,228	45,694,457	46,296,626

Net income per share:
Basic:
Income applicable to common stock before cumulative effect of accounting change	$0.03	$(0.00)	$0.06	$0.00
Cumulative effect of accounting change	$—	$—	$—	$—
Net income applicable to common stock	$0.03	$(0.00)	$0.06	$0.00

Diluted:
Income applicable to common stock before cumulative effect of accounting change	$0.03	$(0.00)	$0.05	$0.00
Cumulative effect of accounting change	$—	$—	$—	$—
Net income applicable to common stock	$0.03	$(0.00)	$0.05	$0.00

The following potentially dilutive securities were excluded from the calculation of net income per share because the effects are antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Warrants to purchase shares of common stock	375,000	500,000	458,333	375,000
Series E convertible preferred stock	—	127,840	—	—
Shares of non-vested restricted stock	171,000	3,523,400	1,282,505	2,964,744
	546,000	4,151,240	1,740,838	3,339,744

6.    RELATED PARTY TRANSACTIONS

The Company’s related party transactions occurring during fiscal 2005 and the nine months of fiscal 2006 consisted exclusively of payments under termination agreements with former executives as described in Note 4.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

7.    CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at major nationwide institutions in Arizona and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2006, the Company had bank balances exceeding those insured limits by approximately $5,136,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the Local Exchange Carrier (“LEC”) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The net receivable due from such billing services providers represented 29%, 23% and 34%, respectively, of the Company’s total net accounts receivable at June 30, 2006. Additionally, the Company’s receivable portfolio includes amounts due from two service providers that handle and process our ACH billings. One such service provider represented approximately 12% of the Company’s total net accounts receivable at June 30, 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

9.    SUBSEQUENT EVENT

In July 2003, the Company entered into a licensing agreement with a vendor to license the use of the URL www.yp.com in exchange for cash and restricted shares of the Company’s common stock. Under the terms of this agreement, the licensor had the option of transferring the rights to the URL and the restricted shares to the Company in exchange for $300,000. In July 2006, the licensor exercised this option, and transferred ownership of the URL and the restricted shares to the Company. As this option was deemed to be a purchase commitment, no liability was reflected in the Company’s financial statements prior to the exercise of the option. The Company will capitalize the URL at its net acquisition price, computed as the $300,000 cash payment less the fair market value of the shares acquired (determined based on the stock price on the date of reacquisition) and will amortize this asset on a straight-line basis over its estimated useful life.

*  *  *

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2006, this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended September 30, 2005.

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

The following represent our counts for billed listings over the last six quarters. Where applicable, we have included our previously reported customer count data for comparative purposes:

Quarter Ended	Average Billed Listings During Quarter	Gross Revenue	Returns & Allowances (% of Gross Revenue)	Net Revenues	Average Monthly Gross Revenue per Average Billed Listing
June 30th, 2006	134,264	$10,869,020	6.41%	$10,172,705	$26.98
March 31st, 2006	116,622	9,823,664	8.39%	8,999,196	$28.08
December 31st, 2005	90,809	8,328,583	8.43%	7,626,776	$30.57
September 30th, 2005	81,342	6,856,082	11.71%	6,052,936	$28.10
June 30th, 2005	83,096	7,419,827	12.17%	6,517,158	$29.76
March 31st, 2005	76,633	7,527,086	14.38%	6,444,609	$32.74
December 31st, 2004	82,579	7,502,125	17.49%	6,190,155	$30.28

Our average monthly gross revenue per average billed listing declined in the last two quarters, as a significant amount of our increase in billed listings was via a new fulfillment contract with a new LEC billing vendor. Under the terms of this new contract, our gross revenues are, on average, approximately $3 lower than those of our other LEC billing channels.

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

In fiscal 2006, we began acquiring new customers via telemarketing campaigns, which are allowed to be billed via LECs. These telemarketing campaigns have reopened certain LEC billing channels as a viable billing channel. Additionally, our monthly billing rates are higher for customers acquired via telemarketing campaigns. For these reasons, we expect to continue to expand our telemarketing campaigns in the future, though check mailings remain a significant component of our marketing efforts. Although LEC channels include fees and other costs that exceed those of other channels, the growth in LEC billings has contributed to a significant increase in our gross profit. We are in the process of petitioning other LECs to reopen these billing channels as well.

The following represents a summary of recent financial results:

	Q3 2006	Q2 2006	Q1 2006	Q4 2005	Q3 2005
Net Revenues	$10,172,705	$8,999,196	$7,626,776	$6,052,936	$6,517,158
Gross margin	7,843,121	7,410,733	6,510,430	4,993,639	5,591,353
Operating expenses	5,967,099	6,196,731	5,689,644	6,295,000	5,269,473
Operating income (loss)	1,876,022	1,214,002	820,786	(1,301,361)	321,880
Net income (loss)(1)	1,231,987	814,140	435,031	(815,727)	(149,784)

(1) The following non-recurring items are relevant to our recent quarterly operating results, each of which are further described herein:

•	Third quarter of fiscal 2006 - no significant non-recurring expenses were incurred.

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

The following represents the breakdown of net billings by channel during recent fiscal quarters:

	Q3 2006	Q2 2006	Q1 2006	Q4 2005	Q3 2005
LEC billing	62%	49%	35%	32%	23%
ACH billing	33%	43%	54%	54%	64%
Direct billing and other	5%	8%	11%	14%	13%

Other Recent Developments

During the second quarter of fiscal 2006, we began engaging the services of a consulting firm that has expertise with LEC billing channels, with the intent of improving operational efficiencies and cash collection cycle times and reducing the costs associated with fees, chargebacks and dilution. We have since expanded their role to include consulting on various strategic initiatives and have extended our contract with this firm through February 2010. Such services have been expensed as incurred.

During the second quarter of fiscal 2006, we settled our outstanding litigation with a former vendor, resulting in a cash payment of $490,000. As the full amount of the settlement was previously accrued, there was no expense incurred in the current quarter associated with this settlement. In connection with this payment, we are no longer required to maintain our bond that was previously reflected as restricted cash in the accompanying balance sheet included elsewhere in this report. Accordingly, the bond has been released and this amount has been reclassified from restricted cash to cash in our balance sheet as of June 30, 2006.

During the second quarter of fiscal 2006, we entered into a contractual arrangement with an attorney to settle previous claims and to engage the future services of this attorney. Under the terms of the arrangement an a subsequent amendment, we made cash payments during the quarter totaling $55,000 and granted 100,000 shares of restricted stock. We are obligated to make future payments over the next two years totaling $294,750 in exchange for future services. Such amounts have not been accrued in the accompanying financial statements as such payments are for future services. This contract is terminated immediately upon the sale of the Company.

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

Attorneys General Complaints Concerning Direct Marketing Mail Solicitation

We have received a number of inquiries from the Attorney General offices or other regulatory agencies of several states, including a 20-state consortium, investigating our promotional activities. In Nebraska, the notice required us to cease and desist the use of our check mail program in that State immediately. These inquiries are in response to business complaints and seek to determine whether the promotional check mailer practice engaged in by the Company violates state consumer protection statutes and deceptive trade practices acts.

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

Results of Operations

Net Revenues

	Net Revenues
	2006	2005	Change	Percent

Three Months Ended June 30,	$10,172,705	$6,517,158	$3,655,547	56%
Nine Months Ended June 30,	$26,798,677	$19,151,922	$7,646,755	40%

The increase in revenues for the three and nine months ended June 30, 2006, as compared to June 30, 2005, was largely due to an increased customer count attributable to expanded marketing efforts, the reintroduction of the LEC billing channel for new customers, and a new fulfillment contract with OneSource Network.

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

The majority of our IAP customers pay between $27.50 and $39.95 per month.

Cost of Services

	Cost of Services
	2006	2005	Change	Percent

Three Months Ended June 30,	$2,329,584	$925,805	$1,403,779	152%
Nine Months Ended June 30,	$5,034,393	$2,921,322	$2,113,071	72%

The increase in cost of services for the three months ended June 30, 2006, as compared to June 30, 2005, is largely due to an increase in LEC billings, which have higher costs than other billing channels Billings through LEC channels, comprised 62%, 49% and 36% of total billings in the first three fiscal quarters of 2006, respectively, as compared to 23%, 25% and 49% of total billings in the first three fiscal quarters of 2005. The increase in cost of sales was less dramatic when comparing the nine months ended June 30, 2006 as compared to June 30, 2005 due to the fact that LEC billing was a smaller component of total billings in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.

Gross Profit

	Gross Profit
	2006	2005	Change	Percent

Three Months Ended June 30,	$7,843,121	$5,591,353	$2,251,768	40%
Nine Months Ended June 30,	$21,764,284	$16,230,600	$5,533,684	34%

The increase in our gross profits was due primarily to increased revenues as discussed above. Gross margins decreased to 77% of net revenues in the third quarter of fiscal 2006 compared to 86% of net revenues in the third quarter of fiscal 2005 due to increased dilution in fiscal 2006 resulting from the increase in LEC billings. Gross margins decreased to 81% for the first nine months of fiscal 2006 compared to 85% for the first nine months of fiscal 2005, primarily as a result of the increase in LEC billings previously discussed.

General and Administrative Expenses

	General and Administrative Expenses
	2006	2005	Change	Percent

Three Months Ended June 30,	$3,129,807	$3,251,975	$(122,168)	(4)%
Nine Months Ended June 30,	$10,600,755	$9,685,457	$915,298	9%

General and administrative expenses decreased for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. In the quarter ended June 30, 2006 there was a decrease in customer expenses associated with reconfirmation activities that took place during the same period in 2005, as well as a decrease in compensation costs associated with headcount reductions, which was partially offset by increased operational and strategic consulting services.

The increase in general and administrative expenses for the nine months ended June 30, 2006, as compared to June 30, 2005, is largely due to the following:

•
An increase in compensation expense of $513,000 stemming from: a) approximately $433,000 of severance costs associated with the termination of former officers and other personnel and b) increased non-cash compensation costs of approximately $220,000 associated with restricted stock awards. These costs were partially offset by general headcount reductions in our customer service workforce.

•	An increase in consulting and professional fees of approximately $748,000 associated with operational and strategic consulting and director and officer turnover (temporary and placement services).

•
A decrease in mailing and other customer costs of approximately $293,000 associated with the reduction of paper invoices and other methods of correspondence with customers for which payment is unlikely to be received.

•	General cost reductions of $121,000.

Our general and administrative expenses consist largely of fixed expenses such as compensation, rent, utilities, etc. Therefore, we do not consider short-term trends of general and administrative expenses as a percent of revenues to be meaningful indicators for evaluating operational performance.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q3 2006	Q2 2006	Q1 2006	Q4 2005	Q3 2005
Compensation for employees, leased employees, officers and directors	$1,860,102	$2,414,777	$2,423,537	$2,265,275	$2,115,672
Professional fees and other G&A costs	1,024,108	900,439	843,366	672,328	618,738
Reconfirmation, mailing, billing and other customer-related costs	245,597	396,883	491,947	407,554	517,565

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2006	2005	Change	Percent

Three Months Ended June 30,	$2,485,950	$1,565,536	$920,414	59%
Nine Months Ended June 30,	$6,134,854	$4,896,063	$1,238,791	25%

Sales and marketing expense increased in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 due to an increase in the amortization of capitalized costs associated with telemarketing and direct mail campaigns. We capitalize certain direct marketing expenses and amortize those costs over a period of time that approximates the estimated life of the customer. In the fourth quarter of fiscal 2005, this amortization period was reduced from 18 months to 12 months. Additionally, fiscal 2006 capitalized costs include telemarketing and direct mail campaigns whereas fiscal 2005 capitalizable costs only included direct marketing expenses. The decrease in amortization period, coupled with a larger base of capitalizable costs, accounted for the increase in amortization expense.

The increase in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 was slightly less than that of third quarter of fiscal 2006 as compared to fiscal 2005. We had a smaller base of capitalized costs in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005, resulting in less amortization in the corresponding periods.

Depreciation and Amortization

	Depreciation and Amortization
	2006	2005	Change	Percent

Three Months Ended June 30,	$351,342	$451,962	$(100,620)	(22)%
Nine Months Ended June 30,	$1,117,865	$1,178,854	$(60,989)	(5)%

Depreciation and amortization remained largely consistent between the three and nine months ended June 30, 2006 as compared to the three and nine months ended June 30, 2005. Depreciation and amortization consists of amortization of fixed assets, capitalized website costs, intangible assets and non-compete agreements. Amortization relating to the capitalization of our direct mail marketing costs is included in marketing expenses, as discussed previously.

 Operating Income

	Operating Income (Loss)
	2006	2005	Change	Percent

Three Months Ended June 30,	$1,876,022	$321,880	$1,554,142	483%
Nine Months Ended June 30,	$3,910,810	$470,226	$3,440,584	732%

 Our operating income increased substantially due primarily to revenue increases as previously described.

Other Income (Expense)

	Other Income (Expense)
	2006	2005	Change	Percent

Three Months Ended June 30,	$(9,172)	$(584,988)	$575,816	(98)%
Nine Months Ended June 30,	$(183,095)	$(477,535)	$294,440	(62)%

Other expenses decreased in the quarter and nine months ended June 30, 2006 compared to the quarter and nine months ended June 30, 2005 primarily as the result of losses incurred during the third quarter of fiscal 2005 consisting of $328,000 associated with a litigation settlement and approximately $282,000 associated with our agreement to settle outstanding amounts due from two of our largest stockholders.

Income Tax Benefit (Provision)

	Income Tax Benefit (Provision)
	2006	2005	Change	Percent

Three Months Ended June 30,	$(701,990)	$83,465	$(785,455)	(941)%
Nine Months Ended June 30,	$(1,404,198)	$(92,982)	$(1,311,216)	1410%

The changes in our income tax benefit (provision) for the three and nine months ended June 30, 2006 as compared to the three and nine months ended June 30, 2005 is due almost entirely to our increase in profitability. We have not experienced a significant change in our effective tax rates during these periods.

Cumulative Effect of Accounting Change

	Cumulative Effect of Accounting Change
	2006	2005	Change	Percent

Three Months Ended June 30,	$—	$—	$—	0%
Nine Months Ended June 30,	$—	$99,848	$(99,848)	0%

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

Net Income (Loss)

	Net Income (Loss)
	2006	2005	Change	Percent

Three Months Ended June 30,	$1,231,987	$(149,784)	$1,381,771	(923)%
Nine Months Ended June 30,	$2,481,158	$197,568	$2,283,590	1156%

The increase in net income for the three and nine months ended June 30, 2006 as compared to the three and nine months ended June 30, 2005 is due primarily to increased revenues, offset by increased cost of sales, general and administrative, sales and marketing and income tax expense and the effects of the cumulative effect of accounting change in fiscal 2005, each of which is described above.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $6,043,214 or 89%, to $716,595 for the first nine months of fiscal 2006, compared to $6,759,809 for the first nine months of 2005. During the first nine months of fiscal 2005, we generated a significant portion of our operating cash flow from the conversion of many of our customers from LEC billing to alternate billing channels that have a shorter collection time. During the first nine months of fiscal 2006, the opposite occurred - a substantial amount of new and existing customers were billed via LEC billing channels which have a longer collection time. Additionally, during the first nine months of fiscal 2006, we made substantial investments in direct customer acquisition costs as compared to the first nine months of fiscal 2006, where we had limited investments. The net changes in these two balance sheet items caused a net decrease in our cash flows of over $11.5 million in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005. This decrease was offset by an increase in net income of over $2.2 million and an increase in noncash expenses of approximately $2,627,000. The remaining differences were due to other changes in assets and liabilities.

Our primary source of cash inflows is net remittances from our billing channels, including LEC billings and ACH billings. For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process. The billing service aggregators generally do not remit funds until they are collected. Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates. Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense. These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time. We classify these holdback reserves as current or long-term receivables on our balance sheet, depending on when they are scheduled to be remitted to us. For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission. Additionally, three LEC aggregators and one ACH service provider accounted for 29%, 23%, 34% and 12%, respectively, of our net accounts receivable at June 30, 2006.

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

Cash used for investing activities was $184,490 for the first nine months of 2006, consisting of $166,804 of expenditures for intangible assets and $17,686 of equipment purchases. During the first nine months of fiscal 2005, cash used for investing was $391,138, consisting of $346,751 of expenditures for intangible assets and $44,387 of equipment purchases.

Net cash used for financing activities was $134,418 for the first nine months of fiscal 2006, consisting of acquisitions of our common stock through our stock repurchase program. During the first nine months of fiscal 2005, cash used for financing activities totaled $940,910, consisting primarily of common stock dividends. We have recently suspended all payments of common stock dividends.

We had working capital of $21,126,397 as of June 30, 2006, compared to $15,711,822 as of September 30, 2005. Our cash position increased during the past three months to over $8,500,000 at June 30, 2006 from approximately $8,100,000 at the end of fiscal 2005.

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

During the second quarter of fiscal 2006, we entered into a contractual arrangement with an attorney to settle previous claims and to engage the future services of this attorney. Under the terms of the arrangement, we made cash payments during the quarter totaling $55,000 and granted 100,000 shares of restricted stock. We are obligated to make future payments over the next two years totaling $294,750 in exchange for future services. Such amounts have not been accrued in the accompanying financial statements as such payments are for future services.

The following table summarizes our contractual obligations at June 30, 2006 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments due by Period
Contractual Obligations	Total	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Thereafter

Lease commitments	$721,000	$100,000	$145,000	$128,000	124,000	127,000	$97,000
Contractual commitments	$1,414,750	$105,000	$426,750	$303,000	$240,000	$100,000	$240,000

We believe that our existing cash on hand and cash flow from operations will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

*  *  *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2006, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the first nine months of fiscal 2006 or in any of 2005) or commodity price risk.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2006	0	N/A	0	N/A
May 2006	0	N/A	0	N/A
June 2006	0	N/A	0	N/A
Total	0	N/A	0	$_2,299,973(1)

(1)	On May 18, 2005, we announced the adoption of a $3 million stock repurchase program. To date, we have purchased 853,850 shares at an aggregate price of $700,027.

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

YP.CORP.

Dated: August 8, 2006	/s/ Gary L. Perschbacher
Gary L. Perschbacher Chief Financial Officer