Form 10-K
period 2006-09-30
YP CORP
filed 2006-12-29
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2006 was approximately $29,007,749

The number of shares outstanding of the registrant’s classes of common stock, as of December 15, 2006, was 50,020,094 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

YP CORP.

FORM 10-K
For the year ended September 30, 2006

i

PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-K, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to our company’s (i) belief that local exchange carrier, or LEC billing, will continue to be a significant billing channel in the future; (ii) with the discontinuance of activation checks, the expectation of increasing our future telemarketing efforts to generate new business; (iii) expectation of increasing revenues through the national accounts programs, fulfillment contracts, web hosting and other arrangements; (iv) expectation that its technologies will increase recurrent use of its system by users of its directory services; (v) belief in the growth of Internet usage and the Internet Yellow Page market as set forth in recent press releases by The Kelsey Group; (vi) belief that existing cash on hand will be sufficient to meet our needs for the next twelve months; and (vii) belief that existing facilities are adequate for its current and anticipated future needs and that its facilities and their contents are adequately covered by insurance.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in Item 1A. Risk Factors, as well as other factors that we are currently unable to identify or quantify, but may exist in the future.

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

We generate revenues from advertisers that desire increased exposure for their businesses. As described below, advertisers pay us monthly fees in the same manner that advertisers pay additional fees to traditional print Yellow Pages providers for enhanced advertisement font, location or display. The users of our website are prospective customers for our advertisers, as well as the other businesses for which we publish basic listings. We also have arrangements with third parties to distribute our advertisers’ information to other search engines, thereby enhancing our advertisers’ presence on the Internet.

Products. Our primary product is our Internet Advertising Package™, or IAP. Under this package, the advertiser pays for additional exposure by purchasing a Mini-WebPage™. In order to provide search traffic to our advertiser’s Mini-WebPage, we elevate the advertiser to a preferred listing status, at no additional charge. We provide our IAP advertisers with enhanced presentation and additional unique products, such as larger font, bolded business name, map directions, ease of communication between our advertisers and users of our website, a link to the advertiser’s webpage, as well as other benefits.

We also offer our customers other products and services to enhance their use of the Internet, including a simple, effective, website development tool and a cost-effective Internet dial-up package. These products are described in greater detail below under Products and Services.

In fiscal 2006, we began providing fulfillment services for certain third parties. Under the terms of these agreements, we provide hosting and administrative services under a revenue sharing agreement with the related third party.

Marketing. Unlike most print Yellow Pages companies that sell advertising space by visiting or calling potential advertisers in their area, we solicit advertisers for our IAP product by direct mail and telemarketing.

Our direct mail marketing program historically has included a promotional incentive, generally in the form of a $3.25 activation check that a solicited business simply deposits to activate the service and become an IAP advertiser on a month-by-month basis. In response to a number of inquiries from state regulatory agencies, we voluntarily entered into an agreement to cease the use of these activation checks.

In fiscal 2006, we began acquiring new customers via telemarketing campaigns, for whom our monthly billing rates are higher than for those acquired through other means. With the discontinuance of activation checks, we expect to increase our future telemarketing efforts to generate new business. Additionally, we are testing other marketing channels, developing new product offerings and exploring other strategic partnerships to generate future revenues.

Billing. Similar to the local Regional Bell Operating Companies, we are approved to bill our products and services directly on some of our advertisers’ local telephone bill through their local exchange carrier, or LEC, commonly referred to as their local telephone company. We believe that this is an efficient and cost-effective billing method as compared to direct billing methods. However, during the fourth quarter of fiscal 2004, several of these LECs changed their internal policies regarding the use of activation checks as the letter of authorization that allows us to bill our products and services directly on our advertisers’ local telephone bill. We therefore began to convert many of our advertisers to billing via recurring direct bank account withdrawal options through an Automated Clearing House, or ACH billing, which is an efficient and cost-effective billing alternative to LEC billing. This transition to ACH billing continued through fiscal 2005. In fiscal 2006, we began acquiring new customers via telemarketing campaigns, which are allowed to be billed via LECs. These telemarketing campaigns have revitalized certain LEC billing channels. See Item 7: Management’s Discussion and Analysis of Financial Condition and Operating Results - Executive Overview for a more detailed description of these changes and the impact they have had on our business and operations.

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

Moreover, we provide additional value through our relationships. We provide the majority of our IAP advertisers additional exposure by circulating their listings to other search engines.   The circulated listing competes for appearance in search results across the Internet through a paid advertising agreement with Interchange Corp, who in turn circulates listings to destinations such as epilot.com and local.com. Interchange has agreements with approximately 300 search partners with over 3 billion searches per month to display advertising.  We also have an agreement with Yahoo! Search Services to improve our IAP advertisers’ appearance in search results at several high-profile sites including www.msn.com, www.altavista.com, www.cnn.com and www.infospace.com.  In addition to our paid advertising programs, our preferred listings are syndicated to community portals at www.mycity.com.   MyCity.com has a national network of online city guides, focused on delivering local search results.

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

Our IAP advertisers generally pay between $27.50 and $39.95 per month. Our IAP and the Internet Dial-Up Package described below account for over 99% of our net revenues.

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

Fulfillment Services. Beginning in fiscal 2006, we began entering into contracts with several third parties whereby we provide hosting, customer service and certain administrative functions under a revenue sharing agreement. We believe these agreements allow us to increase operational efficiencies and expand our customer base.

Billing

Our billing process allows us to deliver high levels of service to our customers through convenient and timely billing and payment options. We currently bill our advertisers through (i) their LEC, (ii) ACH billing, (iii) their credit card or (iv) direct bill invoices.

Until the end of fiscal 2004, we historically billed the majority of our advertisers via their LEC. However, during the fourth quarter of fiscal 2004, several of the LECs changed their internal policies regarding the use of activation checks as the letter of authorization that would allow us to bill our products and services directly on our advertisers’ local telephone bill. In fiscal 2006, we began acquiring new customers via telemarketing campaigns, which are allowed to be billed via LECs. These telemarketing campaigns, together with our fulfillment contracts, have revitalized certain LEC billing channels. See Item 7: Management’s Discussion and Analysis of Financial Condition and Operating Results - Executive Overview for a detailed description of these changes and the effects they have had and will continue to have on our financial condition and results of operations.

During fiscal 2004, we began converting many of our advertisers to ACH billing, which is an efficient and cost-effective billing method and has a faster collection time than LEC billing. However, it was time-consuming and labor-intensive to convert customers from one billing channel to another and resulted in missed billings and customer cancellations. While ACH billing is a cost-effective billing method, many of our customers prefer LEC billing. Therefore, many of our existing marketing programs, including our telemarketing campaign, offer LEC billing as a payment option. We expect that LEC billing will continue to be a significant billing channel in the future.

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

During 2005, in an effort to reduce our concentration of credit risk with any single third-party, we engaged the services of additional service providers. We currently utilize three LEC billing aggregators and two ACH service providers. This reduced our concentration of gross accounts receivable with any single vendor from approximately 65% at the end of fiscal 2005 to approximately 31% at the end of fiscal 2006.

Pricing

We generally price our IAP product between $27.50 and $39.95 per month, which includes all of the service benefits previously described. We believe that these prices are comparable to the prices of our competitors and we believe that our site provides superior value to our advertisers when considering the many benefits that they receive, including the Click2Call feature, the Mini-WebPage, mapping directions, links to the advertiser websites, and the speed and ease of use of our website.

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

Direct Mail Solicitation. Our direct mail marketing solicitation is made up of several pages that describe in detail our products, services, pricing, sign-up instructions, and billing alternatives. Until recently, we included in this solicitation a promotional sign-up incentive, generally in the form of a $3.25 activation check made payable to the name of the solicited business.

We have received numerous inquiries from the attorney general offices of several states investigating our promotional activities, specifically, the use of our check mailer for customer activation. In December 2006, we voluntarily entered into a settlement with thirty-four states’ attorneys general to address their inquiries and bring finality to the process. Under this settlement, we have voluntarily agreed to the following:

•	We will pay a settlement fee of $2,000,000 to the state consortium, which they may distribute among themselves;
•	We will discontinue the use of activation checks as a promotional incentive;
•
We will suspend billing of any active customer that was acquired in connection with the use of an activation check until a letter is mailed notifying the customer of their legal rights to cancel the service and providing them a 60-day opportunity to receive a refund equivalent to the customer’s last two payments; and

•	We will not employ any collection efforts with respect to past-due accounts of customers that were secured through the use of an activation check, nor will we represent our ability to do so.

This settlement limits our exposure to significant legal fees and costs that may have been otherwise incurred had we decided to dispute these inquiries. Further, we had been transitioning a significant amount of our marketing efforts away from the use of activation checks toward the use of telemarketing and other marketing channels during 2005 and 2006. This settlement accelerates this transition away from the use of activation checks and focuses our marketing efforts toward improving the effectiveness and efficiency of our telemarketing campaigns and other marketing efforts.

Telemarketing. During the fourth quarter of fiscal 2005, we began testing our telemarketing sales campaign. In fiscal 2006, this campaign went into full production and we utilized multiple third parties to make outbound calls to potential customers using a marketing list that we provide. We pay these third parties a combination of hourly rates and commissions.

When soliciting a new customer, we offer a variety of payment options, including LEC billing, ACH billing, and credit card prepayments.

Marketing List Generation. To generate the leads for our telemarketing efforts and to continually update our billing records, we purchase business directory information from some of the largest information providers in the North American market: Qsent, InfoUSA, and Amacai. We refer to each information provider’s list of business listings as a data set. Each data set consists of 10-19 million records with each record composed of several attributes, such as company name, address, employment range, telephone number, United States Standard Industrial Classification, or SIC code, and Standard Yellow Pages Heading, or SYPH code. While SYPH codes are proprietary to many vendors, we believe our fluency in multiple industrial classifications and the additional cost and effort of acquiring data from several sources gives us a competitive edge over companies that purchase data from only a single provider of information or a provider that does not verify the accuracy of the information for each business listing.

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

Other Marketing Efforts. We utilize our expertise and experience as an Internet Yellow Page company to identify other marketing opportunities. Through our referral networks, we have generated revenue from national accounts programs (whereby revenues are generated on a “per click” basis), fulfillment contracts, web hosting and other arrangements. We also have entered into various marketing arrangements with other businesses whereby we pay commissions based on sales leads and revenue generated from these businesses. To date, such commissions have not been material. We evaluate such business opportunities on a case-by-case basis and expect to expand future revenues from such marketing efforts.
During fiscal 2006, we suspended the majority of our branding activities. Whereas in the past we have tried to drive traffic to our site, YP.com, changes in the competitive landscape have made it difficult to compete with local search engines that are significantly larger than us. We now focus on driving high quality traffic to our IAP advertisers through our agreements with local search engines and affiliates. For example, through our agreements with Yahoo! Search Services and Interchange, a searcher can find our advertisers in the results of their search at destinations other than YP.com. We believe that this distribution strategy provides greater value to our IAP advertisers than merely branding the YP.com site as a search destination.

In July 2003, we entered into a licensing agreement with a vendor to license the use of the URL www.yp.com in exchange for cash and restricted shares of our common stock. Under the terms of this agreement, the licensor had the option of transferring the rights to the URL and the restricted shares to us in exchange for $300,000. In July 2006, the licensor exercised this option, and transferred ownership of the URL and the restricted shares to us. As this option was deemed to be a purchase commitment, no liability was reflected in our financial statements prior to the exercise of the option. We capitalized the URL at its net acquisition price, computed as the $300,000 cash payment less the fair market value of the shares acquired (determined based on the stock price on the date of reacquisition) and we are amortizing this asset on a straight-line basis over its estimated useful life.

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

Site Design and Facilities. We implement our website on a set of large-scale, high-performance Unix servers with accompanying large-scale storage subsystems that are organized into layers and groups. Each layer and group provides different functionality across the site. We organize the site to allow the integration of new information and functionality without any interruption of service. To ensure our site remains continuously available to our users, we house the site at environmentally controlled co-location facilities geographically distributed and repeated between three locations in Arizona and Nevada. XO Communications, a leader and national provider of telecommunications services and facilities, provides the co-location services. The co-location facilities are interconnected by a high-performance, scalable and highly-reliable state-of-the-art fiber data network.

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

Internet usage, in general, has increased dramatically in recent years. According to Internet World Stats, 69.3% of the United States population uses the Internet, a growth of 117.3% from 2000 to 2006. Search engines are a common method by which these users navigate the Internet. Our expanding distribution network seeks to allow our advertisers to benefit from this growth by receiving prominent placement in search engine results.

Strategic Alliances

In order to service users of our website more effectively and to extend our brand to other Internet sources, we have entered into strategic relationships with business partners that offer content, technology, and distribution capabilities. The following are descriptions of our most significant strategic relationships:

•
We have cross-marketing arrangements with reciprocal linking of websites without any compensation to either party. These arrangements increase the page views for our advertisers’ listings by being listed on the linked websites. During 2006, the number of websites providing such links to YP.com fluctuated between 300 and 400 websites. These co-promotional arrangements typically are terminable on a monthly basis.

•	We have a distribution agreement with Interchange to increase the page views for our advertisers’ listings by displaying our advertisers’ information in the search results of their affiliate sites.

•
We have a license agreement with Palm, Inc. whereby we pay a fee to be a provider of Yellow Pages content on hand-held devices using the Palm operating system. We provide this content to Palm through a hypertext link from the Palm operating system to our website.

•
We have an agreement with Yahoo! Search Services to provide visibility to our website so that we can provide traffic to our advertisers. In exchange for monthly fees, Yahoo! Search Services tries to ensure that our website will be one of the highest placed sites when Yellow Pages searches are done on major search engines, such as MSN® and Yahoo®.

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

Administration. The purpose of our administration department is to provide our customers with timely feedback when requested through the mail, e-mail or by facsimile. In addition to the CSRs answering incoming calls, we have individuals trained to assist customers via email. Our website and our incoming greeting on the telephone give our customers and our website users our email address. We review these emails daily and generally reply within two business days. We have found that many advertisers prefer to email us with their changes and are very satisfied with our response time and ability to respond to their request. The administration department receives, sorts, and distributes all incoming and outgoing mail. They also are responsible for filing the hard copies of the cashed incentive checks. All information that is sent to our advertisers or potential customers by the call center is routed through the administration department in order to ensure that accurate and consistent information is sent.

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

We believe that we are in a position to successfully compete in these markets due to the speed of our local search engine, the comprehensiveness of our database, the effectiveness of marketing programs and the effectiveness of our distribution network. We further believe that we can compete effectively by continuing to provide quality services at competitive prices and by actively developing new products and services for customers.

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

Employees

As of September 30, 2006, we engaged 76 full-time and 3 part-time employees. Such employees are not covered by any collective bargaining agreements.

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

Our operating results have historically fluctuated significantly and we have experienced recent declines in net revenues and operating profits. We could continue to experience fluctuations or continued declining operating results due to factors that may or may not be within our control. Such factors include the following:

•	fluctuating demand for our services, which may depend on a number of factors including

o	changes in economic conditions and our IAP advertisers’ profitability,

o	varying IAP advertiser response rates to our direct marketing efforts,

o	our ability to complete direct mailing solicitations on a timely basis each month,

o	changes in our direct marketing efforts,

o	IAP advertiser refunds or cancellations, and

o	our ability to continue to bill through LEC billing, ACH billing or credit card channels rather than through direct invoicing;

•	market acceptance of new or enhanced versions of our services or products;

•	price competition or pricing changes by us or our competitors;

•	new product offerings or other actions by our competitors;

•	the ability of our check processing service providers to continue to process and provide billing information regarding our solicitation checks;

•	the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;

•	technical difficulties or failures affecting our systems or the Internet in general;

•	a decline in Internet traffic at our website;

•	the cost of acquiring, and the availability of, information for our database of potential advertisers; and

•	the fixed nature of a significant amount of our operating expenses.

The loss of our ability to bill IAP advertisers through our Local Exchange Carriers on the IAP advertisers’ telephone bills would adversely impact our results of operations.

We rely heavily on our ability to bill advertisers on their telephone bills through their respective Local Exchange Carriers, or “LECs.” LEC billing has steadily increased in recent quarters and accounted for 64% of net billings in the fourth quarter of 2006.

The existence of the LECs is the result of Federal legislation. In the same manner, Congress could pass future legislation that obviates the existence of or the need for the LECs. Additionally, regulatory agencies could limit or prevent our ability to use the LECs to bill our advertisers. The introduction of and advancement of new technologies, such as WiFi technology or other wireless-related technologies, could render unnecessary the existence of fixed telecommunication lines, which also could obviate the need for and access to the LECs. Finally, we have historically been affected by the LECs’ internal policies. With respect to certain LECs, such policies are becoming more stringent. Our inability to use the LECs to bill our advertisers through their monthly telephone bills would result in increased dilution and decreased revenues and would have a material adverse impact on our financial condition and results of operations.

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

Our ability to efficiently process new advertiser sign-ups and to bill our advertisers monthly depends upon our third party service providers and billing aggregators and processors, respectively.

We currently use third party service providers to provide us with advertiser information at the point of sign-up for our Internet Advertising Package. Our ability to gather information to bill our advertisers at the point of sign-up could be adversely affected if one or more of these providers experiences a disruption in its operations or ceases to do business with us.

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

Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel. We currently anticipate that our cash on hand as of September 30, 2006, together with cash flows from operations, will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, however, we may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities. Our future liquidity and capital requirements will depend on numerous factors, including the following:

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

We have received numerous inquiries from the attorney general offices of several states investigating our promotional activities, specifically, the use of our check mailer for customer activation. In December 2006, we voluntarily entered into a settlement with thirty-four states’ attorneys general to address their inquiries and bring finality to the process. We have voluntarily agreed to the following:

•	We will pay a settlement fee of $2,000,000 to the state consortium, which they may distribute among themselves;
•	We will discontinue the use of activation checks as a promotional incentive;
•
We will suspend billing of any active customer that was acquired in connection with the use of an activation check until a letter is mailed notifying the customer of their legal rights to cancel the service and providing them a 60-day opportunity to receive a refund equivalent to the customer’s last two payments; and

•	We will not employ any collection efforts with respect to past-due accounts of customers that were secured through the use of an activation check, nor will we represent our ability to do so.

This settlement could have an adverse affect on future revenues. Furthermore, there can be no absolute assurance that the other states, which were not part of the above-mentioned state consortium, would not attempt to file similar claims against us in the future. However, we believe this risk is somewhat mitigated by the fact that those states did not join the states in filing complaints against us and the fact that we are discontinuing the use of our check activators. Finally, our utilization of ACH billing has exposed us to greater scrutiny by the National Automated Clearing House Association, or NACHA. Future actions from these and other regulatory agencies could expose us to substantial liability in the future, including fines and criminal penalties, preclusion from offering certain products or services, and the prevention or limitation of certain marketing practices.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending September 30, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

In order to achieve compliance with Section 404 of the Act within the prescribed period, we will need to engage in a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. In this regard, management will need to dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We can provide no assurance as to our, or our independent auditors’, conclusions at September 30, 2008 with respect to the effectiveness of our internal control over financial reporting under Section 404 of the Act. There is a risk that neither we nor our independent auditors will be able to conclude at September 30, 2008 that our internal controls over financial reporting are effective as required by Section 404 of the Act.

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

The trading price of our common stock has been volatile over the past few years and investors could experience losses in response to factors including the following, many of which are beyond our control:

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We have a long-term operating lease with Arthur Grandlich d/b/a McKellips Corporate Square for the 16,772 square foot corporate office that is located in Mesa, Arizona. We pay rent of approximately $120,000 annually under this lease, which expires in June 2011. This facility contains our customer service call center and certain administrative resources.

We lease a 3,500 square foot facility in Las Vegas, Nevada that functions as the primary operating facility of Telco. In October 2006, we renewed this lease with Tomorrow 33 Convention, LP for a one year period with lease payments of $8,000 per month. We have an option to extend the lease another year.

We lease office space in Las Vegas, Nevada for our telemarketing activities under a month-to-month lease. Payments under this lease vary depending upon the amount of space utilized.

We believe that these facilities are adequate for our current and anticipated future needs and that both of these facilities and their contents are adequately covered by insurance.

ITEM 3. Legal Proceedings

Previously, we disclosed that we had received numerous inquiries from the Attorney General offices of several states investigating our promotional activities, specifically, the use of our check mailer for customer activation. On December 14, 2006, we voluntarily entered into a settlement with thirty-four states’ attorneys general to address their inquiries and bring finality to the process. We have voluntarily agreed to the following:

•	We will pay a settlement fee of $2,000,000 to the state consortium, which they may distribute among themselves;
•	We will discontinue the use of activation checks as a promotional incentive;
•
We will suspend billing of any active customer that was acquired in connection with the use of an activation check until a letter is mailed notifying the customer of their legal rights to cancel the service and providing them a 60-day opportunity to receive a refund equivalent to the customer’s last two payments; and

•	We will not employ any collection efforts with respect to past-due accounts of customers that were secured through the use of an activation check, nor will we represent our ability to do so.

We are party to certain other legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not material to our business or financial condition.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Fiscal Year	Quarter Ended	High	Low
2005	December 31, 2005	$1.70	$0.93
	March 31, 2005	$1.31	$0.78
	June 30, 2005	$1.14	$0.69
	September 30, 2005	$1.12	$0.77
2006	December 31, 2005	$0.94	$0.40
	March 31, 2006	$1.03	$0.51
	June 30, 2006	$1.30	$0.95
	September 30, 2006	$1.08	$0.79

Holders of Record

On December 15, 2006, there were approximately 446 holders of record of our common stock according to our transfer agent. The Company has no record of the number of shareholders who hold their stock in “street” name with various brokers.

Dividend Policy

We have one class of outstanding preferred stock (Series E Preferred Stock), of which there are currently 127,840 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year, payable in quarterly installments of $0.00375.

Presently, we do not pay dividends on our common stock. The timing and amount of future dividend payments by our company, if any, will be determined by our Board of Directors based upon our earnings, capital requirements and financial position, general economic conditions, alternative uses of capital, and other pertinent factors.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2006	100,000[1]	$1.01	-	$2,313,207
August 2006	-	N/A	-	$2,313,207
September 2006	-	N/A	-	$2,313,207
Total	100,000	$1.01	-	$2,313,207

1     In July 2003, we entered into a licensing agreement with a vendor to license the use of the URL www.yp.com in exchange for cash and restricted shares of the Company’s common stock. Under the terms of this agreement, the licensor had the option of transferring the rights to the URL and the restricted shares to the Company in exchange for $300,000. In July 2006, the licensor exercised this option, and transferred ownership of the URL and the restricted shares to the Company. The portion of the proceeds allocated to the shares was based on the fair market value of the stock at the transaction date.

2     On May 18, 2005, we announced the adoption of a $3,000,000 stock repurchase program. To date, we have purchased 853,850 shares at an aggregate price of $686,793.

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

	Year Ended September 30,
	2006	2005 (1)	2004	2003	2002
Statement of Operations Data
Net revenues	$36,881,164	$25,204,858	$57,168,105	$30,767,444	$12,618,126
Cost of services	8,069,239	3,980,619	24,757,880	8,473,746	3,497,678
Gross profit	28,811,925	21,224,239	32,410,225	22,293,698	9,120,448
Operating income	2,124,450	1,313,389	11,465,946	7,281,886	1,595,642
Net income	(1,050,920)	725,146	8,184,930	6,472,705	2,073,417
Net income (loss) per common share:
Basic	$(0.02)	$0.02	$0.17	$0.14	$0.05
Diluted	$(0.02)	$0.02	$0.17	$0.14	$0.05
Weighted average common shares outstanding:
Basic	44,958,683	46,390,356	47,375,927	45,326,721	44,024,329
Diluted	44,958,683	46,659,918	48,075,699	45,591,590	44,024,329
Cash dividends declared per common share	$-	$1,444,763	$1,427,640	$-	$-

Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$2,420,083	$6,990,161	$4,818,203	$4,762,238	$1,158,015
Net cash provided by (used in) investing activities	(1,088,416)	(2,440,092)	(2,192,500)	(2,798,500)	(244,077)
Net cash provided by (used in) financing activities	(235,418)	(2,011,587)	(1,428,022)	(351,998)	(830,677)

Balance Sheet Data
Cash and cash equivalents	$7,210,560	$6,114,311	$3,576,529	$2,378,848	$767,108
Working capital	13,908,560	13,374,171	12,484,833	6,615,537	3,089,108
Property and equipment, net	178,883	396,862	725,936	731,142	274,459
Intangible assets, net	5,722,604	6,108,823	3,326,274	3,512,952	3,578,542
Total assets	26,727,227	23,632,916	26,289,604	20,356,163	9,922,716
Total long term liabilities	-	-	848,498	-	115,866
Total stockholders equity	22,376,373	22,065,266	23,572,393	15,709,315	8,386,853

(1)
Includes an increase to income of approximately $100,000 (net of income taxes of approximately $54,000) resulting from the cumulative effect of an accounting change for forfeitures of restricted stock granted to employees, executives and consultants

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended September 30, 2006, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 8 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-K, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to our (i) expectation that our billing cycles will not be disrupted; (ii) expectation that the number of refund requests will not exceed 40% of customers receiving notifications; (iii) expectations that we can quickly ramp our telemarketing efforts to continue to attract new customers; (iv) expectation that our telemarketing efforts will yield positive customer growth throughout the remainder of fiscal 2007; (v) our projected revenues, operating income and net income for fiscal 2007; (vi) expectation that we can expand our telemarketing campaigns in the future; and (vii) belief that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in Item 1A. Risk Factors, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations, and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview

This section presents a discussion of recent developments and summary information regarding our industry and operating trends only. For further information regarding the events summarized herein, you should read this Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

Recent Developments and Outlook

From 2001 to the fourth quarter of fiscal 2005, our primary source of marketing was through the use of activation checks mailed to prospective customers. During this period, we tracked the effectiveness of these activation checks and noticed a decline in their effectiveness from year-to-year. The response rate with the activation check declined from 2.2% in fiscal 2003 to 0.9% in fiscal 2005, causing this to become a more expensive means of attracting customers. Therefore, during the fourth quarter of fiscal 2005, we began utilizing telemarketing as a supplement to our direct mail activities. In fiscal 2006, our response rate to the activation check further dropped to 0.7%. Accordingly, we began a transition to telemarketing as our primary means of sales and marketing efforts. We increased our telemarketing efforts such that it accounted for approximately 50% of total customer acquisition expenditures during fiscal 2006.

During fiscal 2006, we received numerous inquiries from the Attorney General offices of several states investigating our promotional activities, specifically, the use of our check mailer for customer activation. On December 14, 2006, we voluntarily entered into a settlement with thirty-four states’ attorneys general to address their inquiries and bring finality to the process. We have voluntarily agreed to the following:

•	We will pay a settlement fee of $2,000,000 to the state consortium, which they may distribute among themselves;
•	We will discontinue the use of activation checks as a promotional incentive;
•
We will suspend billing of any active customer that was acquired in connection with the use of an activation check until a letter is mailed notifying the customer of their legal rights to cancel the service and providing them a 60-day opportunity to receive a refund equivalent to the customer’s last two payments; and

•	We will not employ any collection efforts with respect to past-due accounts of customers that were secured through the use of an activation check, nor will we represent our ability to do so.

This settlement limits our exposure to significant legal fees and costs that may have been otherwise incurred had we decided to dispute these inquiries. Further, we have been transitioning a significant amount of our marketing efforts away from the use of activation checks toward the use of telemarketing and other marketing channels during 2005 and 2006. With this settlement, we will be able to accelerate this transition away from the use of activation checks and focus our marketing efforts toward improving the effectiveness and efficiency of our telemarketing campaigns and other marketing efforts.

The mailings related to the settlement listed above affects approximately 41,000 customers. However, we have commenced such mailings and do not expect our billing cycles to be disrupted. Our maximum exposure on refunds under this settlement is $2,500,000, although we do not expect the number of refund requests to exceed 40% of such customers.  Our inability to utilize activation checks will cause a near term disruption in our marketing efforts. However, as we have been transitioning toward telemarketing campaigns, we expect that we can quickly ramp up our telemarketing efforts to continue to attract new customers.

We expect that the mailings related to the attorneys general settlement will result in a decline in revenue in the first quarter of fiscal 2007. However, we also expect our telemarketing efforts to yield positive customer growth throughout the remainder of fiscal 2007. Although there are many variables that impact our future results, including the number of customer cancellations resulting from the attorneys general settlement and the success of our future telemarketing campaigns, we expect that our gross annual revenues for fiscal 2007 will be between $45,000,000 and $49,000,000, with our operating income between $11,000,000 and $12,000,000 and net income between $6,000,000 and $7,000,000.

Changes in Billing Practices

During the end of 2004 and throughout 2005, we had been reducing our use of LEC billing channels as the LECs’ policies regarding the use of our check mailer as our primary letter of authorization prevented us from billing many existing customers through this particular billing channel. Additionally, the major LECs (i.e. Regional Bell Operating Companies or RBOCs) prevented us from billing any new customers acquired via check mailers. As such, we transitioned a significant number of our customers to alternate billing means, the most significant of which was ACH billing. ACH billing is less expensive than LEC billing; however, many of our customers view this as a less desirable billing method, leading to increased cancellations. In situations where we cannot bill a customer via LEC or ACH billing, or in instances where the customer requests that we bill them directly, we utilize direct invoices. Direct billing has a higher percentage of uncollectible accounts than other billing methods and, therefore, is our least attractive billing option.

In fiscal 2006, we began acquiring new customers via telemarketing campaigns, which are allowed to be billed via LECs. These telemarketing campaigns have reopened certain LEC billing channels. Additionally, our monthly billing rates are higher for customers acquired via telemarketing campaigns. For these reasons, as well as the cessation of the use of our check activator, we expect to continue to expand our telemarketing campaigns in the future.

The following represents the breakdown of net billings by channel during recent fiscal quarters:

	Q4 2006	Q3 2006	Q2 2006	Q1 2006	Q4 2005	Q3 2005	Q2 2005	Q1 2005
LEC billing	63%	62%	49%	35%	32%	23%	26%	49%
ACH billing	33%	33%	43%	54%	54%	64%	56%	42%
Direct billing	4%	5%	8%	11%	14%	13%	18%	9%

Recent Financial Results
The following represents a summary of recent financial results:

	Q4 2006	Q3 2006	Q2 2006	Q1 2006	Q4 2005	Q3 2005	Q2 2005	Q1 2005
Net Revenues	$10,082,487	$10,172,705	$8,999,196	$7,626,776	$6,052,936	$6,517,158	$6,444,609	$6,190,155
Gross margin	7,047,642	7,843,120	7,410,732	6,510,430	4,993,639	5,591,353	5,583,676	5,055,571
Operating expenses	5,878,319	6,613,886	7,288,932	6,906,338	5,610,005	5,311,145	4,674,869	4,314,831
Operating income (loss)	1,169,322	1,229,234	121,800	(395,908)	(616,366)	280,208	908,807	740,740
Net income (loss)	(1,680,673)	826,847	129,998	(327,092)	(386,653)	(175,887)	627,135	660,551

During fiscal 2006, we generated net loss of approximately $1,051,000, or ($0.02) per share on a diluted basis (which includes non-recurring expenses totaling approximately $4,144,000 or $0.09 per share consisting of approximately $3,687,000 of settlement related matters with attorneys general and with a former vendor and approximately $457,000 of severance costs, further described below). During fiscal 2005, we generated net income of approximately $725,000, or $0.02 per share on a diluted basis (which includes non-recurring expenses totaling approximately $527,000 or $0.01 per share, further described below).

The following non-recurring items are relevant to our fiscal 2006 and 2005 quarterly operating results, each of which are further described in this Executive Overview:

▪
Fourth quarter of fiscal 2006 - includes the following charges associated with the voluntary agreement with various regulatory agencies surrounding the use of activation checks (described in Recent Developments and Outlook above):

o	$2,000,000 payment to cover regulatory and related expenses
o	$1,250,000 of accrued refunds and processing fees for existing customers that wish to cancel their service in response to the correspondence to be sent per the terms of the agreement
o	$275,000 of legal and professional fees

▪	Third quarter of fiscal 2006 - no significant non-recurring expenses were incurred.

▪
Second quarter of fiscal 2006 - includes an increase of general and administrative expenses of approximately $80,000 related to separation costs with our former Chief Financial Officer and $39,000 related to separation costs with other employees.

▪
First quarter of fiscal 2006 - includes an increase of general and administrative expenses totaling approximately $338,000 related to separation costs with our former Chief Executive Officer and an increase in other expenses associated with an additional expense of $162,000 relating to an outstanding legal matter.

▪
Fourth quarter of fiscal 2005 - includes an increase of general and administrative expenses totaling approximately $212,000 relating to the termination of consulting agreements with certain of our former officers offset by a reduction of general and administrative expenses of approximately $295,000 associated with the true-up of estimates of forfeitures of restricted stock grants.

▪
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

Fulfillment contracts - Beginning in fiscal 2006, we began entering into contracts with several third parties whereby we provide hosting, customer service and certain administrative functions under a revenue sharing agreements. We recognize revenues only for those revenues for which we are entitled to when the related services are performed.

Allowance for Doubtful Accounts.  We receive cash through the processes discussed above. Under our contractual arrangements with our third party aggregators and service providers, the LECs and aggregators/service providers deduct from our gross billings amounts for returns, nonpaying customers, dilution and fees to arrive at net proceeds remitted to us. We estimate an allowance for doubtful accounts on the basis of information provided by the billing aggregators and service providers. This information is an indicator of timely payments made by our subscribers. At September 30, 2006 and 2005, the allowance for doubtful accounts was approximately 36% and 16% of gross accounts receivable, respectively.

Carrying Value of Intellectual Property. The carrying value of our intellectual property at September 30, 2006, relates primarily to the purchase of the Yellow-Page.Net Universal Resource Locator, or URL, from Telco. The URL is recorded at its $5,000,000 purchase price, less accumulated amortization of $2,661,000. We have estimated the useful life of this asset to be 20 years.

We evaluate the recoverability of the carrying amount of this and other intangible assets whenever events or changes in circumstances indicate that the carrying amount of this asset may not be fully recoverable. In 2006, there have been no events that indicate that this asset may be impaired and, accordingly, no such impairment tests are warranted. In the event of such changes, impairment would be assessed if the undiscounted expected cash flows derived for the asset are less than its carrying amount. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows would impact the outcome of such impairment tests.

Change in Accounting Principle - Capitalization of Customer Acquisition Costs and Amortization of those Costs. We purchase mailing lists and send advertising materials to prospective subscribers from those mailing lists as well as outbound call campaigns. Customers subscribe to the services by affirmatively responding to those advertising materials and calling campaigns, which serve as the contract for the subscription. Previously, we capitalized these customer acquisition costs and amortized them on a straight-line basis over the average expected life of our customers based on historical IAP advertiser attrition rates and other factors.

Prior to fiscal 2006, the majority of our capitalized customer acquisition costs related to our mailing campaigns for which we amortized the costs based on historical IAP advertiser attrition rates attributable to our entire customer base. During fiscal 2006, we began increasing our expenditures for telemarketing campaigns. The capitalization of such costs requires that we amortize over the average expected life of acquired customers, as determined on a cost-pool by cost-pool basis. Our systems do not allow us to efficiently and accurately monitor customer lives by method of acquisition. Therefore, we are unable to determine the average expected life of those customers acquired via telemarketing versus those acquired via mailing campaigns. As we cannot effectively evaluate such costs on a cost-pool by cost-pool basis, we determined in fiscal 2006 that the more preferable method of accounting for these costs is to expense them when incurred. We enacted this change in accounting principle during the fourth quarter of fiscal 2006 and, in accordance with FAS 154, we have restated all periods presented to reflect this new method of accounting for such costs.

Income Taxes. Management evaluates the probability of the utilization of the deferred income tax assets. We have estimated net deferred income tax assets of $3,117,000 and net deferred tax assets of $1,632,000 at September 30, 2006 and 2005, respectively, which relate to various timing differences between book and tax expense recognition. We are required to make judgments and estimates related to the timing and utilization of deferred income tax assets, applicable tax rates, and feasible tax planning strategies.

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

Results of Operations

Net Revenues

Year Ended September 30,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2006	$36,881,164	$11,676,306	46.3%
2005	$25,204,858	$(31,963,247)	(55.9)%
2004	$57,168,105

The increase in revenues for fiscal 2006, as compared to 2005, was largely due to an increased customer count attributable to expanded marketing efforts, the reintroduction of the LEC billing channel for new customers, and new fulfillment contracts.

Through the settlement with the attorneys general described above, we will discontinue the use of activation checks in fiscal 2007. During fiscal 2006, such efforts constituted roughly half of our marketing expenditures.

Although we have concentrations of risk with our billing aggregators (as described in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report) these aggregators bill via many underlying LECs, thereby reducing our risk associated with credit concentrations. However, there are a few LECs that service a significant number of our customers. To the extent that future changes in their billing practices cause a disruption in our ability to bill through these channels, our revenues could be adversely affected.

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

The following represent our counts for billed listings over the last eight quarters:

Quarter Ended	Average Billed Listings During Quarter	Gross Revenue	Returns & Allowances (% of Gross Revenue)	Net Revenues	Average Monthly Gross Revenue per Average Billed Listing
September 30th, 2006	130,627	$10,672,074	5.52%	$10,082,487	$27.23
June 30th, 2006	134,264	10,869,020	6.41%	10,172,705	$26.98
March 31st, 2006	116,622	9,823,664	8.39%	8,999,196	$28.08
December 31st, 2005	90,809	8,328,583	8.43%	7,626,776	$30.57
September 30th, 2005	81,342	6,856,082	11.71%	6,052,936	$28.10
June 30th, 2005	83,096	7,419,827	12.17%	6,517,158	$29.76
March 31st, 2005	76,633	7,527,086	14.38%	6,444,609	$32.74
December 31st, 2004	82,579	7,502,125	17.49%	6,190,155	$30.28

Our average monthly gross revenue per average billed listing declined recently, as a significant amount of our increase in billed listings was via a new fulfillment contract. Under the terms of this new contract, our gross revenues are, on average, approximately $3 lower than comparable billed customers.

Cost of Services

Year Ended September 30,	Cost of Services	Change from Prior Year	Percent Change from Prior Year

2006	$8,069,239	$4,088,620	102.7%
2005	$3,980,619	$(20,777,261)	(83.9)%
2004	$24,757,880

The increase in cost of services for the year ended September 30, 2006, as compared to September 30, 2005, is largely due to an increase in LEC billings, which have higher costs than other billing channels Billings through LEC channels, comprised 64% of total billings during fiscal 2006 as compared to 32% in fiscal 2005. Increases in dilution expense and adjustments to dilution reserves were the primary components of the increase in cost of sales from fiscal 2005 to fiscal 2006.

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

Gross Profit

Year Ended September 30,	Gross Profit	Change from Prior Year	Percent Change from Prior Year

2006	$28,811,925	$7,587,686	35.8%
2005	$21,224,239	$(11,185,986)	(34.5)%
2004	$32,410,225

The increase in our gross profits was due primarily to increased revenues partially offset by increased cost of sales associated with higher utilization of LEC billing channels. Gross margins decreased to 78% of net revenues in fiscal 2006 compared to 84% of net revenues in fiscal 2005 due to increased dilution in fiscal 2006 resulting from the increase in LEC billings as previously discussed.

The decrease in our gross profits from fiscal 2004 to fiscal 2005 was due to decreased revenues resulting from a decrease in IAP advertisers, offset in part by the decreased dilution as discussed above.

General and Administrative Expenses

Year Ended September 30,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2006	$13,800,456	$769,842	5.9%
2005	$13,030,614	$344,278	2.7%
2004	$12,686,336

General and administrative expenses increased approximately $770,000 for the fiscal year ended September 30, 2006 compared to the fiscal year ended September 30, 2005. The increase in general and administrative expenses for fiscal 2006, as compared to fiscal 2005, is largely due to the following:

•
An increase in consulting and professional fees of approximately $1,117,000 associated with (i) increased consulting expenses of $957,000, associated with operational and strategic consulting, and (ii) $162,000 of executive search and placement services and other miscellaneous activities.

•
An increase in compensation expense of approximately $476,000 associated with the general increase in revenues and business activity in fiscal 2006. This increase was comprised of increases of approximately (i) $352,000 of severance costs associated with the termination of former officers and other personnel, (ii) non-cash compensation costs of $179,000 associated with restricted stock awards, (iii) $307,000 for Directors’ compensation and Executive bonuses, and (iv) increases in leased and contract employees and other miscellaneous compensation expenses of $131,000. These costs were partially offset by a decrease in executive consulting fees of approximately $493,000.

•
A decrease in mailing and other customer costs of approximately $662,000 associated with the reduction of paper invoices and other methods of correspondence with customers for which payment is unlikely to be received.

•	General cost reductions of $161,000.

General and administrative expenses increased 2.7 % during fiscal year 2005 compared to fiscal 2004. The increase in costs for the year ended September 30, 2005 was comprised of approximately $828,000 related to our efforts to reconfirm our existing subscriber base and $584,000 associated with increased customer mailing costs attributable to an increase in customers that are invoiced directly and other customer mailing efforts that took place during fiscal 2005. These increases were offset by the combination of $498,000 of decreased legal costs in fiscal 2005 and general expense reductions associated with cost-containment initiatives.

Our general and administrative expenses consist largely of fixed and semi-fixed expenses such as compensation, rent, utilities, etc. Therefore, we do not consider short-term trends of general and administrative expenses as a percentage of revenues to be meaningful indicators for evaluating operational performance.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q4 2006	Q3 2006	Q2 2006	Q1 2006	Q4 2005	Q3 2005	Q2 2005	Q1 2005
Compensation for employees, leased employees, officers and directors	$2,073,646	$1,908,099	$2,475,244	$2,476,713	$2,272,287	$2,115,672	$1,869,134	$2,201,308
Professional fees and other G&A costs	1,086,877	976,111	839,972	790,187	665,316	618,738	629,461	823,172
Reconfirmation, mailing, billing and other customer-related costs	39,180	245,597	396,883	491,947	407,554	517,565	614,591	295,816

Sales and Marketing Expenses

Year Ended September 30,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2006	$11,452,465	$6,142,228	115.7%
2005	$5,310,237	$(2,017,313)	(27.5)%
2004	$7,327,550

As discussed elsewhere in this section , we enacted a change in accounting principle in the fourth quarter of fiscal 2006 to expense such costs when they are incurred and have retroactively restated all period presented to reflect such a change.

Sales and marketing expense increased in fiscal 2006 as compared to fiscal 2005 primarily due to an increase in telemarketing expenditures from $153,000 in fiscal 2005 to $5,245,000 in fiscal 2006. The remaining increase is due to increased mailing campaigns partially offset by a decrease in branding activities. As previously discussed, in connection with the attorneys general campaign, we have ceased utilizing activation checks in early fiscal 2007. We expect telemarketing campaigns to be our primary source of sales and marketing expenditures in fiscal 2007.

Sales and marketing expenses as a percentage of revenues were 31.1% for fiscal 2006 compared to 21.1% for fiscal 2005 as we have increased our telemarketing and other sales efforts to fuel revenue growth.

Depreciation and Amortization

Year Ended September 30,	Depreciation & Amortization	Change from Prior Year	Percent Change from Prior Year

2006	$1,434,554	$(135,445)	(8.6)%
2005	$1,569,999	$639,606	68.7%
2004	$930,393

Depreciation and amortization remained largely consistent between the fiscal years ended September 30, 2006 and 2005. Expenses for depreciation and amortization consist of amortization of fixed assets, capitalized website costs, intangible assets and our non-compete agreements.

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

Operating Income

Year Ended September 30,	Operating Income	Change from Prior Year	Percent Change from Prior Year

2006	$2,124,450	$811,061	61.8%
2005	$1,313,389	$(10,152,557)	(88.5)%
2004	$11,465,946

Our operating income increased in fiscal 2006 from fiscal 2005 due primarily to revenue increases, offset primarily by increased dilution in our LEC billing channel and increased sales and marketing activities, as previously described. Revenues decreases as previously described in fiscal 2005 as compared to fiscal 2004 were the predominant factor in our decrease in operating income for the year ended September 30, 2005 compared with the year ended September 30, 2004.

Loss on Attorneys General Settlement

The loss on attorneys general settlement, unique to fiscal 2006, relates to the settlement of matters described in “Executive Overview - Recent Developments and Outlook” above. This loss includes a settlement fee of $2,000,000, $1,250,000 of accrued refunds and related expenses and $275,000 of legal fees. Such matters have been concluded and we do not expect any additional future charges relating to these events.

Other Income (Expense)

Year Ended September 30,	Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2006	$(186,325)	$364,084	(66.1)%
2005	$(550,409)	$(1,338,584)	(169.8)%
2004	$788,175

Other income (expense) in each of the years presented consist primarily of non-related matters. Other income (expense) for the year ended September 30, 2006 consists primarily of a $162,000 expense related to the settlement of an outstanding matter with a vendor.

Other income (expense) for the year ended September 30, 2005 includes losses of $328,000 associated with a litigation settlement and approximately $282,000 associated with our agreement to settle outstanding amounts due from two of our largest stockholders. These agreements were reached in fiscal 2005.

Other income in fiscal 2004 consisted of technical and service income from Simple.net of $287,000, a nonrecurring reversal of $525,000 of previously accrued compensation costs for former executives for which payment is no longer required, and other miscellaneous items.

Income Tax Benefit (Provision)

Year Ended September 30,	Income Tax Benefit (Provision)	Change from Prior Year	Percent Change from Prior Year

2006	$311,779	$683,816	(183.8)%
2005	$(372,037)	$4,005,176	(91.5)%
2004	$(4,377,213)

The change in our income tax benefit (provision) in each of the above years is due primarily to changes in our pre-tax income. As of September 30, 2006, we have utilized all of our net operating loss carryforwards.

Cumulative Effect of Accounting Change

During the first fiscal quarter of 2005, we changed our method of accounting for forfeitures of restricted stock awards to employees, officers, and directors. Prior to October 1, 2004, we recognized forfeitures as they occurred. Upon occurrence, we reversed the previously recognized expense associated with such grant. Effective October 1, 2004, we changed to an expense recognition method that is based on an estimate of the number of shares that are ultimately expected to vest. We believe that this is a preferable method as it provides less volatility in expense recognition. Additionally, while both methods of accounting for forfeitures are acceptable under current guidance, the implementation of FAS 123R (effective during the first quarter of fiscal 2006) no longer permits us to recognize forfeitures as they occur. This change resulted in an increase to net income of $99,848, net of income taxes of $53,764, during the first quarter of fiscal 2005. Note that this change in accounting principle was enacted prior to the adoption of FAS 154, which requires the retroactive application of changes in accounting principles to all periods presented.

Net Income (Loss)

Year Ended September 30,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2006	$(1,050,920)	$(1,776,066)	244.9%
2005	$725,146	$(7,459,784)	(91.1)%
2004	$8,184,930

We reported a net loss for fiscal 2006 of $1,051,000 as compared to net income for fiscal 2005 of $725,000, a decrease of $1,776,000. The substantial decrease in net income in fiscal 2006 is primarily the result of non-recurring expenses totaling approximately $4,144,000 consisting of approximately $3,687,000 of settlement related expenditures with attorneys general and with a former vendor and approximately $457,000 of severance costs and increased sales and marketing expenditures, which were partially offset by increased gross margins due to our ability to utilize the LEC billing channel as previously discussed. The substantial decrease in net income for the year ended September 30, 2005 is due primarily to decreased revenues.

Liquidity and Capital Resources

Net cash provided by operating activities decreased approximately $4,570,000, or 65%, to $2,420,000 for the year ended September 30, 2006, compared to $6,990,000 for the year ended September 30, 2005. The decrease in cash generated from operations in fiscal 2006 is primarily due to an increase in accounts receivable and the related provisions resulting from an increased reliance on the LEC billing channel. Net cash provided by operating activities was $4,818,000 for the year ended September 30, 2004.

Our primary source of cash inflows is net remittances from our billing channels, including ACH billings and LEC billings. For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission. For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process. The billing service aggregators generally do not remit funds until they are collected. Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates. Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense. These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time. We classify these holdback reserves as current or long-term receivables on our balance sheet, depending on when they are scheduled to be remitted to us. As of September 30, 2006, approximately 31% of our accounts receivable are due from a single aggregator.

Our most significant cash outflows include payments for marketing expenses and general operating expenses. General operating cash outflows consist of payroll costs, income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used in investing activities totaled $1,088,000 during fiscal 2006 and consisted of investments of excess cash in certificates of deposit and other investments, expenditures for intangible assets and minor purchases of equipment. During fiscal 2005, cash used for investing activities was $2,441,000, and also consisted of investments of excess cash in certificates of deposit and other investments, expenditures for intangible assets and minor purchases of equipment. During fiscal 2004, cash used for investing activities was $2,193,000.

Net cash used for financing activities was $235,000 during fiscal 2006 and consisted of the repurchase of our treasury stock. Cash used for financing activities during fiscal 2005 were $2,012,000 and consisted predominantly of payments of common stock dividends of $1,445,000 and purchases of treasury stock totaling $566,000. Cash used for financing activities during fiscal 2004 were $1,428,000.

We had working capital of $13,705,000 as of September 30, 2006, compared to $13,374,000 as of September 30, 2005. Our cash position increased to over $7,211,000 at September 30, 2006 from approximately $6,114,000 at the end of fiscal 2005.

During 2005, our Board of Directors authorized the repurchase of up to $3,000,000 of our common stock from time to time on the open market or in privately negotiated transactions. To date, we have purchased 853,850 shares at an aggregate cost of $686,793 under the program.

During fiscal 2006, we entered into a contractual arrangement with an attorney to settle previous claims and to engage the future services of this attorney. Under the terms of the arrangement, we made cash payments during the year totaling $145,000 and granted 100,000 shares of restricted stock. We are obligated to make future payments over the next two years totaling $234,750 in exchange for future services. Such amounts have not been accrued in the accompanying financial statements as such payments are for future services.

During fiscal 2006, we entered into a contractual arrangement with a consulting firm to provide strategic and operational related consulting services. Under the terms of the agreement, we are obligated to make future payments through July 2009 that vary based on the Company’s billed customer count subject to a minimum of $20,000 per month. Current payments are approximately $100,000 per month. Such amounts have not been accrued in the accompanying financial statements as such payments are for future services.

The following table summarizes our contractual obligations at September 30, 2006 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
Contractual obligations	Total	2007	2008	2009	2010	2011	Thereafter
Lease commitments	$777,125	$296,209	$159,899	$116,733	$116,733	$87,550	$-
Noncanceleable service contracts	894,750	427,500	287,250	180,000	-	-	-
	$1,671,875	$723,709	$447,149	$296,733	$116,733	$87,550	$-

We believe that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

At September 30, 2006, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2006, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2006 or 2005) or commodity price risk.

ITEM 8. Financial Statements and Supplementary Data

YP CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board
of Directors of YP Corp.:

We have audited the accompanying consolidated balance sheets of YP Corp. and subsidiaries as of September 30, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of YP Corp. and subsidiaries as of September 30, 2006 and 2005, and the consolidated results of its operations and cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/	Epstein, Weber & Conover, PLC
Scottsdale, Arizona
December 18, 2006

YP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
Assets	2006	2005

Cash and equivalents	$7,210,560	$6,114,311
Restricted cash	-	500,000
Certificates of deposit and other investments	2,266,268	2,004,987
Accounts receivable, net	6,741,781	5,338,533
Prepaid expenses and other current assets	259,069	602,103
Deferred tax asset	1,781,736	381,887
Total current assets	18,259,414	14,941,821
Accounts receivable, long term portion, net	1,140,179	873,299
Property and equipment, net	178,883	396,862
Deposits and other assets	91,360	62,029
Intangible assets, net	5,722,604	6,108,823
Deferred tax asset, long term	1,334,787	1,250,082
Total assets	$26,727,227	$23,632,916

Liabilities and Stockholders' Equity

Accounts payable	$773,653	$655,527
Accrued liabilities	3,315,439	803,268
Income taxes payable	261,762	108,855
Total current liabilities	4,350,854	1,567,650
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $.001 par value, 100,000,000 shares authorized, 50,021,594 and 48,837,694 issued and outstanding	50,022	48,838
Treasury stock	(2,407,158)	(2,171,740)
Paid in capital	12,249,166	11,044,400
Deferred stock compensation	(2,854,122)	(3,247,535)
Retained earnings	15,327,599	16,380,437
Total stockholders' equity	22,376,373	22,065,266

Total liabilities and stockholders' equity	$26,727,227	$23,632,916
See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended September 30,
	2006	2005	2004

Net revenues	$36,881,164	$25,204,858	$57,168,105
Cost of services	8,069,239	3,980,619	24,757,880
Gross profit	28,811,925	21,224,239	32,410,225

Operating expenses:
General and administrative expenses	13,800,456	13,030,614	12,686,336
Sales and marketing expenses	11,452,465	5,310,237	7,327,550
Depreciation and amortization	1,434,554	1,569,999	930,393
Total operating expenses	26,687,475	19,910,850	20,944,279
Operating income	2,124,450	1,313,389	11,465,946
Other income (expense):
Interest expense and other financing costs	-	(8,610)	(19,123)
Interest income	224,176	242,965	327,145
Loss on attorneys general settlement	(3,525,000)	-	-
Other income (expense)	(186,325)	(550,409)	788,175
Total other income (expense)	(3,487,149)	(316,054)	1,096,197

Income (loss) before income taxes and cumulative effect of accounting change	(1,362,699)	997,335	12,562,143
Income tax benefit (provision)	311,779	(372,037)	(4,377,213)
Cumulative effect of accounting change (net of income taxes of $53,764 in 2005)	-	99,848	-
Net income (loss)	$(1,050,920)	$725,146	$8,184,930

Net income (loss) per common share:
Basic:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.02)	$0.01	$0.17
Cumulative effect of accounting change	$-	$0.00	$-
Net income applicable to common stock	$(0.02)	$0.02	$0.17

Diluted:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.02)	$0.01	$0.17
Cumulative effect of accounting change	$-	$0.00	$-
Net income (loss) applicable to common stock	$(0.02)	$0.02	$0.17

Weighted average common shares outstanding:
Basic	44,958,683	46,390,356	47,375,927
Diluted	44,958,683	46,659,918	48,075,699

Certain amounts may not total due to rounding of individual components.
See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Treasury	Paid-In	Deferred	Retained
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Earnings	Total

Balance, September 30, 2003	49,348,287	$49,349	131,840	$11,206	$(216,422)	$9,359,865	$(3,840,843)	$10,346,160	$15,709,315
Common stock issued for services	1,010,000	1,010				1,540,430	(1,541,440)		-
Series E preferred stock dividends								(1,957)	(1,957)
Common stock issued in restricted stock plan	515,000	515				1,520,636	(1,521,151)		-
Amortization of deferred stock compensation							1,160,620		1,160,620
Net income								8,184,930	8,184,930
Preferred shares converted to common	3,500	3	(3,500)	(297)		1,869			1,575
Common stock dividends								(1,427,640)	(1,427,640)
Treasury stock retired					216,422	(216,422)			-
Canceled stock	(18,000)	(18)				(54,432)			(54,450)
Balance, September 30, 2004	50,858,787	$50,859	128,340	$10,909	$-	$12,151,946	$(5,742,814)	$17,101,493	$23,572,393

Common stock issued for services	100,000	100				119,400			119,500
Treasury stock received as partial settlement of amounts due from affiliates	(1,889,566)	(1,889)			(1,606,131)	1,889			(1,606,131)
Treasury stock acquited as part of stock repurchase program	(601,250)	(601)			(565,609)	601			(565,609)
Series E preferred stock dividends								(1,439)	(1,439)
Conversion of Series E preferred stock	500		(500)	(43)		267			224
Common stock issued in restricted stock plan	885,723	886				529,490	(530,376)		-
Amortization of deferred stock compensation							1,419,557		1,419,557
Net income								725,146	725,146
Common stock dividends								(1,444,763)	(1,444,763)
Cumulative effect of accounting change						(1,166,426)	1,012,814		(153,612)
Effect of change in estimated forteiture rate for restricted stock plan						(593,284)	593,284		-
Canceled stock	(516,500)	(517)				517			(0)
Balance, September 30, 2005	48,837,694	$48,838	127,840	$10,866	$(2,171,740)	$11,044,400	$(3,247,535)	$16,380,437	$22,065,266

Treasury stock acquired as part of stock repurchase program	(252,600)	(253)			(134,418)	253			(134,418)
Treasury stock acquired in connection with URL purchase	(100,000)	(100)			(101,000)	100			(101,000)
Series E preferred stock dividends								(1,918)	(1,918)
Common stock issued in restricted stock plan	2,396,500	2,397				1,288,021	(1,290,418)		-
Amortization of deferred stock compensation							1,599,363		1,599,363
Net income								(1,050,920)	(1,050,920)
Effect of change in estimated forfeiture rate for restricted stock plan		-				(84,468)	84,468		-
Canceled stock	(860,000)	(860)				860			-
Balance, September 30, 2006	50,021,594	$50,022	127,840	$10,866	$(2,407,158)	$12,249,166	$(2,854,122)	$15,327,599	$22,376,373

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended September 30,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(1,050,920)	$725,146	$8,184,930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,434,554	1,569,999	930,392
Amortization of deferred stock compensation	1,599,363	1,419,557	1,160,620
Issuance of common stock as compensation for services	-	119,500	-
Non-cash interest income on advances to affiliates	-	(110,019)	-
Non-cash loss on transaction with affiliates	-	281,884	-
Cumulative effect of accounting change	-	(99,848)	-
Non-cash income recognized on return of common stock related to legal settlements	-	-	(54,450)
Deferred income taxes	(1,484,554)	(507,259)	1,673,829
(Gain) loss on disposal of equipment	(3,221)	-	3,992
Provision for uncollectible accounts	348,789	442,775	285,070
Changes in assets and liabilities:
Restricted cash	500,000	(500,000)	-
Accounts receivable	(2,018,917)	3,783,010	(2,270,558)
Prepaid and other current assets	343,034	(1,365,853)	(668,643)
Deposits and other assets	(29,331)	177,031	(90,750)
Accounts payable	118,126	(554,838)	781,941
Accrued liabilities	2,510,253	260,786	(870,764)
Income taxes payable	(152,807)	1,348,290	(3,928,748)
Advances to affiliates	-	-	(318,658)

Net cash provided by operating activities	2,420,083	6,990,161	4,818,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made to affiliates and related parties	-	-	(3,050,000)
Repayments of advances made to affiliates and related parties	-	-	1,600,000
Investments in certificates of deposit and other investments	(261,281)	(2,004,987)	-
Expenditures for intangible assets	(801,416)	(391,077)	(391,442)
Proceeds from sale of equipment	-	-	34,320
Purchases of equipment	(25,719)	(44,728)	(385,378)

Net cash used in investing activities	(1,088,416)	(2,440,792)	(2,192,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	-	(1,439)	(1,957)
Common stock dividends	-	(1,444,763)	(1,427,640)
Proceeds from conversion of preferred stock	-	224	1,575
Purchase of treasury stock	(235,418)	(565,609)	-

Net cash used in financing activities	(235,418)	(2,011,587)	(1,428,022)

INCREASE IN CASH AND CASH EQUIVALENTS	1,096,249	2,537,782	1,197,681

CASH AND CASH EQUIVALENTS, beginning of year	6,114,311	3,576,529	2,378,848

CASH AND CASH EQUIVALENTS, end of year	$7,210,560	$6,114,311	$3,576,529

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, Telco and Telco of Canada, Inc, the Company’s wholly owned subsidiaries, for the years ended September 30, 2006, 2005, and 2004. All amounts, except share and per share amounts, are rounded to the nearest thousand dollars.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times, cash deposits may exceed government insured limits. At September 30, 2006 and 2005, cash deposits exceeded those insured limits by $6,699,000 and $5,883,000, respectively.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Telco Billing, Inc and Telco of Canada, Inc. All significant intercompany accounts and transactions are eliminated.

Customer Acquisition Costs. In the fourth quarter of fiscal 2006, the Company enacted a change in accounting principle to expense customer acquisition costs when incurred. Prior periods have been restated to reflect the retroactive application of this change. See Note 3.

Property and Equipment: Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense was $247,000, $374,000, and $352,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

Revenue Recognition: The Company’s revenue is generated by customer subscriptions of directory and advertising services. Revenue is billed and recognized monthly for services subscribed in that specific month. The Company utilizes outside billing companies to perform billing services through two primary channels:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net (Loss) / Income Per Share: Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of SFAS No. 128, Earnings Per Share.

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

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that the Company assess the value of a long-lived asset whenever there is an indication that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. No long-lived assets were impaired during the years ended September 30, 2006, 2005, and 2004.

Recently Issued Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. This new standard also changes the way in which companies account for forfeitures of share-based compensation instruments. SFAS 123R became effective for fiscal years beginning after June 15, 2005 and allowed for several alternative transition methods. In light of this new standard, the Company decided to change its method of accounting for forfeitures of restricted stock, under current GAAP rules effective October 1, 2004. See Note 3. The Company adopted the provisions of SFAS 123R in the first quarter of fiscal 2006 on a prospective basis and does not have a material effect on its financial condition or results of operations.

In September of 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 to its financial position and result of operations.

In September of 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 suggests that a registrant’s materiality evaluation of an identified unadjusted error should quantify the effects of the identified unadjusted error on each financial statement and related financial statement disclosure. SAB 108 was issued on September 13, 2006. The Company’s adoption of SAB No. 108 is not expected to impact its financial position and results of operations.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	ACCOUNTING CHANGES

Change in Accounting Principle Subsequent to Adoption of FAS 154 - Accounting for Customer Acquisition Costs

Historically, the Company has capitalized customer acquisition costs consisting of mailing lists and check mailers and amortized them on a straight-line basis over the average expected life of the related customers based on historical IAP advertiser attrition rates and other factors.

Prior to fiscal 2006, the majority of the capitalized customer acquisition costs related to the Company’s mailing campaigns for which the Company amortized the costs based on historical IAP advertiser attrition rates attributable to its entire customer base. During fiscal 2006, the Company began increasing its expenditures for telemarketing campaigns. The capitalization of such costs requires that the Company amortize them over the average expected life of acquired customers, as determined on a cost-pool by cost-pool basis. The Company’s systems do not allow us to efficiently and accurately monitor customer lives by method of acquisition. Therefore, the Company is unable to determine the average expected life of those customers acquired via telemarketing versus those acquired via mailing campaigns and cannot assess the value of the future benefits. As it cannot effectively evaluate such costs on a cost-pool by cost-pool basis, the Company determined in fiscal 2006 that the more preferable method of accounting for these costs is to expense them when incurred. The Company enacted this change in accounting principle during the fourth quarter of fiscal 2006 and, in accordance with FAS 154, it has restated all periods presented to reflect this new method of accounting for such costs.

The following tables set forth the impact of such a change on the Company’s financial statements:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Statement	Year Ended September 30, 2006
	As computed prior to change	As reported after change	Effect of change
Sales and marketing expense	$8,959,000	$11,452,000	$2,493,000
Income tax expense (benefit)	$620,000	$(312,000)	$(932,000)
Net income (loss)	$511,000	$(1,051,000)	$(1,562,000)
Net income (loss) per common share:
Basic	$0.01	$(0.02)	$(0.03)
Diluted	$0.01	$(0.02)	$(0.03)

	Year Ended September 30, 2005
	As Originally Reported	As Adjusted	Effect of change
Sales and marketing expense	$7,455,000	$5,310,000	$(2,145,000)
Income tax expense (benefit)	$(429,000)	$372,000	$801,000
Net income (loss)	$(618,000)	$725,000	$1,343,000
Net income (loss) per common share:
Basic	$(0.01)	$0.02	$0.03
Diluted	$(0.01)	$0.02	$0.03

	Year Ended September 30, 2004
	As Originally Reported	As Adjusted	Effect of change
Sales and marketing expense	$6,089,000	$7,328,000	$1,239,000
Income tax expense (benefit)	$4,840,000	$4,377,000	$(463,000)
Net income (loss)	$8,961,000	$8,185,000	$(776,000)
Net income (loss) per share:
Basic	$0.19	$0.17	$0.02
Diluted	$0.19	$0.17	$0.02

Balance Sheet	September 30, 2006
	As computed prior to change	As reported after change	Effect of change
Customer acquisition costs, net	$4,831,000	$-	$(4,831,000)
Deferred tax asset (liability), long term	$(470,000)	$1,335,000	$1,805,000
Retained earnings	$18,354,000	$15,328,000	$(3,026,000)
Total stockholders' equity	$25,402,000	$22,376,000	$(3,026,000)

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2005
	As Originally Reported	As Adjusted	Effect of change
Customer acquisition costs, net	$2,338,000	$-	$(2,338,000)
Deferred tax asset (liability), long term	$377,000	$1,250,000	$873,000
Retained earnings	$17,845,000	$16,380,000	$(1,464,000)
Total stockholders' equity	$23,530,000	$22,065,000	$(1,464,000)
	$-	$-	$-

Statement of Cash Flows	Year Ended September 30, 2006
	As computed prior to change	As reported after change	Effect of change
Net income (loss)	$511,000	$(1,051,000)	$(1,562,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	$(86,000)	$(1,018,000)	$(932,000)
Changes in assets and liabilities:
Customer acquisition costs	$(2,493,000)	$-	$2,493,000
Net cash provided by operating activities	$2,420,000	$2,420,000	$-

	Year Ended September 30, 2005
	As Originally Reported	As Adjusted	Effect of change
Net income (loss)	$(618,000)	$725,000	$1,343,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income taxes	$(1,308,000)	$(507,000)	$801,000
Changes in assets and liabilities:
Customer acquisition costs	$2,145,000	$-	$(2,145,000)
Net cash provided by operating activities	$6,990,000	$6,990,000	$-

	Year Ended September 30, 2004
	As Originally Reported	As Adjusted	Effect of change
Net income (loss)	$8,961,000	$8,185,000	$(776,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	$2,137,000	$1,674,000	$(463,000)
Changes in assets and liabilities:
Customer acquisition costs	$(1,239,000)	$-	$1,239,000
Net cash provided by operating activities	$4,818,000	$4,818,000	$-

Change in Accounting Principle Prior to Adoption of FAS 154 - Accounting for Forfeitures of Restricted Stock

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

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated pro forma effects of the accounting change on the Company’s results of operations for the year ended September 30, 2004 is as follows:

Year Ended September 30, 2004
As reported:
Net income	$8,185,000
Basic net income per share	$0.17
Diluted net income per share	$0.17
Pro forma amounts reflecting the accounting change applied retroactively:
Net income	$8,301,000
Basic net income per share	$0.18
Diluted net income per share	$0.17
Weighted average common shares outstanding:
Basic	47,375,927
Diluted	48,075,699

4.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2006	2005
Receivables, current, net
Accounts receivable, current	$11,027,000	$6,451,000
Less: Allowance for doubtful accounts	(4,285,000)	(1,112,000)
	$6,742,000	$5,339,000
Receivables, long term, net
Accounts receivable, long term	$1,374,000	$982,000
Less: Allowance for doubtful accounts	(234,000)	(109,000)
	$1,140,000	$873,000

Total receivables, net
Gross receivables	$12,401,000	$7,433,000
Gross allowance for doubtful accounts	(4,519,000)	(1,221,000)
	$7,882,000	$6,212,000

Components of allowance for doubtful accounts are as follows:
Allowance for dilution and fees on amounts due from billing aggregators	$2,288,000	$923,000
Allowance for customer refunds	2,231,000	298,000
	$4,519,000	$1,221,000

Property and equipment, net
Leasehold improvements	$448,000	$439,000
Furnishings and fixtures	296,000	295,000
Office, computer equipment and other	1,055,000	1,040,000
	1,799,000	1,774,000
Less: Accumulated depreciation	(1,620,000)	(1,377,000)
	$179,000	$397,000

Intangible assets, net
Domain name	$5,709,000	$5,510,000
Non-compete agreement	3,465,000	3,465,000
Website development	1,009,000	781,000
Software licenses	428,000	53,000
	10,611,000	9,809,000
Less: Accumulated amortization of intangible	(4,888,000)	(3,700,000)
	$5,723,000	$6,109,000

Accrued liabilities
Litigation accrual	$2,958,000	$382,000
Deferred revenue	188,000	291,000
Accrued expenses - other	169,000	130,000
	$3,315,000	$803,000

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	ACCOUNTS RECEIVABLE

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

The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The gross receivable due from such billing services providers represented 27%, 27% and 27%, respectively, of the Company’s total gross accounts receivable at September 30, 2006.

Subscription receivables that are directly billed by the Company are valued and reported at the estimated future collection amount. Determining the expected collections requires an estimation of both uncollectible accounts and refunds. The net direct-billed subscriptions receivable at September 30, 2006 and 2005, respectively, were $260,000 and $372,000.

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

In connection with the Company’s acquisition of Telco, the Company was required to provide an accelerated payment of license fees for the use of the URL Yellow-page.net. The URL is recorded at its cost of $5,000,000, net of accumulated amortization. The URL is amortized on an accelerated basis over the twenty-year term of the licensing agreement. Amortization expense on the URL was $238,000, $285,000, and $317,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

In July 2003, the Company entered into a licensing agreement with a vendor to license the use of the URL www.yp.com in exchange for cash and restricted shares of the Company’s common stock. Under the terms of this agreement, the licensor had the option of transferring the rights to the URL and the restricted shares to the Company in exchange for $300,000. In July 2006, the licensor exercised this option, and transferred ownership of the URL and the restricted shares to the Company. As this option was deemed to be a purchase commitment, no liability was reflected in the Company’s financial statements prior to the exercise of the option. The Company capitalized the URL at its net acquisition price, computed as the $300,000 cash payment less the fair market value of the shares acquired (determined based on the stock price on the date of reacquisition) and will amortize this asset on a straight-line basis over its estimated useful life.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the estimated future amortization expense related to intangible assets:

Years ended September 30,
2007	$1,266,000
2008	1,185,000
2009	1,063,000
2010	590,000
2011	186,000
Thereafter	1,433,000
Total	$5,723,000

7.	STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

The Company historically has granted shares of its common stock to officers, directors and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the dates on which the agreements were made for the services. During the year ended September 30, 2006, there were no shares granted to officers directors and consultants other than grants of restricted stock as described in Note 13. During the year ended September 30, 2005, the Company issued 100,000 shares to a consulting firm valued at $119,500. During the year ended September 30, 2004, the Company issued 1,010,000 shares of common stock to officers and directors, or entities controlled by those individuals, valued at $1,541,000.

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

Common Stock Repurchased from Vendor

The Company recorded these shares as treasury stock based on their fair market value at the date of acquisition.

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

Treasury Stock

The Company’s treasury stock consists of shares repurchased on the open market or shares received through various agreements with third parties. The value of such shares is determined based on cash paid or quoted market prices. During fiscal 2004, all then-outstanding treasury shares, valued at $216,000 were retired. On April 1, 2005, the Company acquired 1,889,566 shares valued at $1,606,000 as partial settlement of amounts due from affiliates as described in Note 11. On May 18, 2005, the Company’s Board of Directors authorized a plan to repurchase up to $3,000,000 of common stock from time to time on the open market or in privately negotiated transactions. In fiscal 2006 the Company acquired 252,600 shares for $134,000 and in fiscal 2005, the Company acquired 601,250 shares for $566,000 under this plan. In July 2006, the Company acquired 100,000 shares valued at $101,000 in connection with an option agreement as described in Note 6.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

During the years ended September 30, 2006 and 2005, the Company paid dividends of $0 and $1,445,000, respectively, to holders of common stock, including restricted stock, and $1,900 and $1,400, respectively, to holders of Series E preferred stock. Dividends paid on unvested shares of common stock are charged to compensation expense. The amount of dividends charged to compensation expense in fiscal 2006 and 2005 were $0 and $76,000, respectively.

8.	NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted loss per share from continuing operations:

	Year Ended September 30, 2006	Year Ended September 30, 2005	Year Ended September 30, 2004

Income (loss) before cumulative effect of accounting change	$(1,051,000)	$625,000	$8,185,000
Less: preferred stock dividends	(2,000)	(1,000)	(2,000)
Income (loss) applicable to common stock before cumulative effect of accounting change	(1,053,000)	624,000	8,183,000
Cumulative effect of accounting change	-	100,000	-
Net income (loss) applicable to common stock	$(1,053,000)	$724,000	$8,183,000

Basic weighted average common shares outstanding:	44,958,683	46,390,356	47,375,927
Add incremental shares for:
Unvested restricted stock	-	186,470	510,745
Series E convertible preferred stock	-	73,577	104,032
Outstanding warrants	-	9,515	84,995
Diluted weighted average common shares outstanding:	44,958,683	46,659,918	48,075,699

Net income (loss) per share:
Basic:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.02)	$0.01	$0.17
Cumulative effect of accounting change	$-	$0.00	$-
Net income (loss) applicable to common stock	$(0.02)	$0.02	$0.17

Diluted:
Income (loss) applicable to common stock before cumulative effect of accounting change	$(0.02)	$0.01	$0.17
Cumulative effect of accounting change	$-	$0.00	$-
Net income (loss) applicable to common stock	$(0.02)	$0.02	$0.17

Note: Certain amounts may not total due to rounding of individual components

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive securities were excluded from the calculation of net income (loss) per share because the effects are antidilutive:

	September 30,
	2006	2005	2004

Warrants to purchase shares of common stock	-	437,500	-
Series E convertible preferred stock	127,840	-	-
Shares of non-vested restricted stock	3,718,575	1,614,035	-
	4,346,415	1,614,035	-

9.	COMMITMENTS AND CONTINGENCIES

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2008. Rent expense under these leases was $341,000, $365,000, and $370,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

At September 30, 2006, future minimum annual lease payments under operating lease agreements for fiscal years ended September 30 are as follows:

Fiscal 2007	$296,000
Fiscal 2008	160,000
Fiscal 2009	117,000
Fiscal 2010	117,000
Fiscal 2011	88,000
Thereafter	-
$778,000

Termination and Employment Agreements with Related Parties

See Note 11.

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, and results of operations, cash flows or liquidity.

During the second quarter of fiscal 2006, the Company settled outstanding litigation with a former vendor, resulting in a cash payment of $490,000. As $328,000 of the settlement was previously accrued, there was $162,000 of expense incurred in the year ended September 30, 2006 associated with this settlement. In connection with this payment, the Company is no longer required to maintain our bond that was previously reflected as restricted cash in the accompanying balance sheet included elsewhere in this Annual Report. Accordingly, the bond has been released and this amount has been reclassified from restricted cash to cash in the balance sheet as of September 30, 2006.

The Company has received numerous inquiries from the Attorney General offices of several states investigating its promotional activities, specifically, the use of its check mailer for customer activation. On December 14, 2006, the Company voluntarily entered into a settlement with thirty-four states’ attorneys general to address their inquiries and bring finality to the process. The Company has voluntarily agreed to the following:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The Company will pay a settlement fee of $2,000,000 to the state consortium, which they may distribute among themselves;
•	The Company will discontinue the use of activation checks as a promotional incentive;
•
The Company will suspend billing of any active customer that was acquired in connection with the use of an activation check until a letter is mailed notifying the customer of their legal rights to cancel the service and providing them a 60-day opportunity to receive a refund equivalent to the customer’s last two payments; and

•	The Company will not employ any collection efforts with respect to past-due accounts of customers that were secured through the use of an activation check, nor will it represent its ability to do so.

The Company has recorded a charge of $3,525,000 in other income and expense in the accompanying consolidated statement of operations for fiscal 2006, consisting of a settlement accrual of $2,000,000, a reserve for refunds to existing customers covered by the 60 day opportunity mentioned above and other related costs of $1,250,000 and legal fees of $275,000. Management has analyzed the number of customers eligible and applied probabilities to estimate additional $1,250,000 in refunds and costs. Customers have through February 2007 to apply these refunds. Actual refunds may differ from these estimates.

Other Contractual Commitments

During the second quarter of fiscal 2006, the Company entered into a contractual arrangement with an attorney to settle previous claims and to engage the future services of this attorney. Under the terms of the arrangement, the Company made cash payments during the year totaling $145,000 and granted 100,000 shares of restricted stock. Under the terms of the agreement, the Company is obligated to make future payments over the next two years totaling $339,750 in exchange for future services. Future amounts payable under this agreement have not been accrued in the accompanying financial statements as such payments are for future services.

During the third quarter of fiscal 2006, we entered into a contractual arrangement with a consulting firm to provide strategic and operational related consulting services. Under the terms of the agreement, we are obligated to make future payments through July 2009 that vary based on the Company’s billed customer count subject to a minimum of $20,000 per month. Current payments are approximately $100,000 per month. Future amounts payable under this agreement have not been accrued in the accompanying financial statements as such payments are for future services.

10.	PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes for years ended September 30, is summarized as follows:

	2006	2005	2004

Current provision	$1,173,000	$880,000	$3,682,000
Deferred (benefit) provision	(1,485,000)	(508,000)	695,000
Net income tax (benefit) provision	$(312,000)	$372,000	$4,377,000

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent

Federal statutory rates	$(463,000)	34%	$339,000	34%	$4,271,000	34%
State income taxes	(46,000)	3%	34,000	3%	301,000	2%
Write off of deferred tax asset related to vested restricted stock	217,000	(16%)
Other	(20,000)	1%	(1,000)	(0)%	(195,000)	(2)%
Effective rate	$(312,000)	22%	$372,000	37%	$4,377,000	35%

At September 30, deferred income tax assets and liabilities were comprised of:

	2006	2005
Deferred income tax assets:
Book to tax differences in accounts receivable	$1,315,000	$286,000
Book to tax differences in accrued expenses	467,000	119,000
Book to tax differences for stock based compensation	1,280,000	1,235,000
Book to tax differences in intangible assets	122,000	118,000
Total deferred income tax asset	3,184,000	1,758,000

Deferred income tax liabilities:
Book to tax differences in depreciation	67,000	126,000
Book to tax differences in prepaid assets	-	-
Book to tax differences in customer acquisition costs	-
Total deferred income tax liability	67,000	126,000

Net deferred income tax asset (liability)	$3,117,000	$1,632,000

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	RELATED PARTY TRANSACTIONS

Changes in Officers and Directors

Prior to fiscal 2004, the Company entered into Executive Consulting Agreements with four entities, each of which was controlled by one of the Company’s four former executive officers. These agreements called for fees to be paid for the services provided by these individuals as officers of the Company, as well as their respective staffs. During fiscal 2004, the Company terminated the Executive Consulting Agreements with the entities controlled by its former CEO, former Executive Vice President of Marketing, and former CFO. In fiscal 2005, the Company terminated the remaining Executive Consulting Agreement with the entity controlled by a former Executive Vice President. These termination agreements provided for cash payments totaling $2,145,000 in exchange for consulting services and non-compete agreements. Approximately $1,643,000 of the settlement payments described above has been allocated to non-compete agreements. The values attributed to the non-compete agreements are being amortized on a straight line basis over the six-year life of the non-compete agreements. The remaining $502,000 was allocated to the consulting service portion of the termination agreements, which were originally expected to be rendered over a two-year period, In the fourth quarter of fiscal 2005, however, the Company concluded all matters with respect to these parties, made all remaining payments owed under the termination agreements, and expensed the remaining unamortized amount of $212,000 attributed to the consulting services. All amounts related to these agreements were paid by September 30, 2005.

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

On January 19, 2006, the Company entered into a Separation Agreement & General Release with its Chief Financial Officer. Under the terms of the agreement, the Company made a cash payment of approximately $95,000 in the second quarter of fiscal 2006. The agreement also provides for the continued vesting of the Chief Financial Officers’ restricted stock awards (totaling 150,000 shares) that were granted in fiscal 2004 and 2005.

On August 12, 2006, the Company elected Benjamin Milk and Richard Butler as new independent members of the Company’s Board of Directors. Mr. Milk is a past Executive Director of the SEC and will sit on the Nominating and Corporate Governance Committee. Mr. Butler is a past president of two California financial institutions and will serve as Chairman of the Company’s Compensation Committee.

Effective September 19, 2006, the Company appointed Mr. Coury to serve as its permanent Chief Executive Officer and President, subject to the terms of his employment agreement. Mr. Coury will remain a member of the Company’s Board of Directors; however, he has resigned his position as Chairman of the Board. Joseph Cunningham, the Chairman of the Company’s Audit Committee, will also assume the title of Chairman of the Board.

On September 19, 2006, the Company entered into an employment agreement with Daniel L. Coury, Sr., which calls for Mr. Coury to serve as the Chief Executive Officer and President of the Company. Mr. Coury has acted as interim Chief Executive Officer since January 25, 2006. As permanent Chief Executive Officer and President, Mr. Coury will receive a salary of $420,000, plus 10% annual salary increases, beginning with the Company’s fiscal year ending September 30, 2008; an annual bonus of $150,000, provided the Company obtains certain performance measures as established by the Company’s Board of Directors; a one time bonus of $150,000 if and when the common stock of the Company is listed on a national exchange; and a grant of 1,000,000 shares of restricted stock of the Company (“Restricted Shares”), which vest upon the earlier to occur of three years or a “change of control” (as defined in the Company’s 2003 Stock Plan); provided, however, that Mr. Coury is obligated to return 1/3 of the Restricted Shares at the end of each fiscal year unless certain performance targets are reached for that fiscal year.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in the event that Mr. Coury terminates his employment for “good reason” or the Company terminates his employment other than for “Cause” or on account of his death or “disability,” as each of those terms is defined in the employment agreement, Mr. Coury will receive 12 months of continuing salary, and all restricted stock granted to the employee prior to the employment agreement and the portion of the Restricted Shares that remain unvested and for which the annual risk of forfeiture has lapsed due to annual performance targets being achieved will be immediately accelerated.

On September 19, 2006, the Company also amended the employment agreements of Gary Perschbacher, the Company’s Chief Financial Officer, and John Raven, the Company’s Chief Operating Officer. Mr. Perschbacher’s amended employment agreement provides for an extension of the term until September 20, 2009; 10% annual salary increases, beginning with the Company’s fiscal year ending September 30, 2008; and a grant of 100,000 shares of restricted stock of the Company pursuant to the Company’s 2003 Stock Plan. Mr. Raven’s amended employment agreement provides for an extension of the term until September 20, 2009; an annual salary of $220,000, plus 10% annual salary increases, beginning with the Company’s fiscal year ending September 30, 2008; a $25,000 cash bonus upon execution of the employment agreement; and a grant of 25,000 shares of restricted stock of the Company pursuant to the Company’s 2003 Stock Plan.

On September 19, 2006, the Company also granted to Joseph Cunningham, a member of the Company’s Board of Directors, 100,000 shares of restricted stock of the Company in connection with his appointment to serve as Chairman of the Board of Directors and Chairman of the Company’s Audit Committee. Mr. Cunningham will receive an aggregate of $6,000 per month in lieu of all other director compensation for his service as Chairman of the Board and Chairman of the Audit Committee.

12.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in Arizona and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2006 and 2005, the Company had bank balances exceeding those insured limits of $6,699,000 and $5,883,000, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. The gross receivable due from such billing services providers represented 27%, 27% and 27%, respectively, of the Company’s total gross accounts receivable at September 30, 2006.

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

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2006, 4,879,750 shares authorized under the 2003 Plan were granted and remain outstanding, of which 999,750 have vested and 3,879,750 are in the form of restricted stock. These shares of restricted stock were granted to the Company’s service providers, executives and directors. Of the 3,879,750, 2,923,750 shares vest on a cliff basis 3 years from the date of grant, 537,500 vest on a cliff basis 5 years from the date of grant, and 419,000 vest on a cliff basis 10 years from the date of grant. Certain market performance criteria may accelerate the vesting of a portion of these awards if the stock price exceeds $5 per share. As of September 30, 2006, total unrecognized compensation cost related to nonvested awards was $2,854,122. The weighted average period over which such compensation cost is to be recognized is 3.2 years.

The vesting of substantially all shares of restricted stock accelerates upon a change of control, as defined in the 2003 Plan. Compensation expense is determined at the date of grant, is equal to the stock price at the date of grant, and is deferred and recognized on a straight-line basis over the vesting period. The weighted-average grant-date fair value of the shares outstanding is $1.34 per share.

During the year ended September 30, 2004, the Company issued an additional 1,000,000 shares of restricted common stock outside of the 2003 Plan to an officer of the Company valued at $1,540,000. At September 30, 2006, 600,000 of these shares remain outstanding. During the year ended September 30, 2004, the Company issued 10,000 shares to an employee valued at $1,000 that were not subject to any vesting provisions.

During the years ended September 30, 2006, 2005, and 2004, the Company recognized compensation expense of $1,599,000, $1,420,000, and $1,161,000, respectively, under the 2003 Plan and other restricted stock issuances.

At September 30, 2006, there were no options exercisable or outstanding. No options were granted in the years ended September 30, 2006, 2005 and 2004.

The Company has issued warrants in connection with certain debt and equity transactions. Warrants outstanding are summarized as follows:

	2006		2005		2004
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at beginning of year	500,000	$2.12	500,000	$2.12	500,000	$2.12
Granted	-	-	-	-	-	-
Expired	(500,000)	2.12	-	-	-	-
Exercised	-	-	-	-	-	-
Warrants outstanding at September 30,	-	$-	500,000	$2.12	500,000	$2.12

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

The Company maintains a 401(k) profit sharing plan for its employees and service providers who are eligible to participate in the plan upon reaching age 21 and completion of three months of service. The Company made contributions of $8,000, $7,000, and $7,000 to the plan for the years ended September 30, 2006, 2005, and 2005, respectively.

15.	OTHER INCOME (EXPENSE)

In addition to interest income and interest expense, other income (expense) includes the following items:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended September 30, 2006

a.
A loss of $3,525,000 consisting of a settlement accrual of $2,000,000, a reserve for refunds of $1,250,000 and legal fees of $275,000 related to the attorneys general settlement described in Note 9; and

b.	A loss of $162,000 consisting of an additional accrual for the settlement of a matter with a former public relations vendor;

Year ended September 30, 2005

•
A loss of $282,000 from the Transfer and Repayment Agreement as described above in Note 11 above. This amount is equal to the difference between the carrying value of Advances to Affiliates and the value of the consideration received;

•	A loss of $328,000 from an arbitration judgment involving disputed fees associated with a former public relations firm described in Note 9 above; and

•	The elimination of $287,000 in other income in fiscal 2005 as the result of a termination agreement with Simple.Net, Inc. See Note 11 above for further discussion.

Year ended September 30, 2004

•	Other income of $287,000 from an agreement with Simple.Net, Inc. for technical services provided to an affiliate;

•	$54,000 from the receipt of stock in accordance with the settlement of a dispute; and

•	$600,000 relating to the reversal of previously accrued compensation cost for former executives, for which payment is no longer expected, offset by other miscellaneous amounts.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for 2006 and 2005 follows:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006

Net revenues	$7,626,776	$8,999,196	$10,172,705	$10,082,487
Gross profit	6,510,430	7,410,732	7,843,120	7,047,642
Net income (loss)	(327,092)	129,998	826,847	(1,680,673)

Earnings (loss) per share information:
Basic income (loss) per share	$(0.01)	$0.00	$0.02	$(0.04)
Diluted income (loss) per share	$(0.01)	$0.00	$0.02	$(0.04)

	Quarter Ended
	December 31, 2004	March 30, 2005	June 30, 2005	September 30, 2005

Net revenues	$6,190,155	$6,444,609	$6,517,158	$6,052,936
Gross profit	5,055,571	5,583,676	5,591,353	4,993,639
Net income (loss) before cumulative effect of accounting change	560,703	627,135	(175,887)	(386,653)
Net income (loss)	660,551	627,135	(175,887)	(386,653)

Earnings (loss) per share information:
Basic before cumulative effect of accounting change	$0.01	$0.01	$(0.00)	$(0.01)
Diluted before cumulative effect of accounting change	$0.01	$0.01	$(0.00)	$(0.01)
Basic income (loss) per share	$0.01	$0.01	$(0.00)	$(0.01)
Diluted income (loss) per share	$0.01	$0.01	$(0.00)	$(0.01)

17.	SUBSEQUENT EVENTS

On December 14, 2006, the Company settled an outstanding matter with a consortium of attorneys general. See Note 9.

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

ITEM 9B. Other Information

On November 30, 2006, YP Corp. awarded its Chief Executive Officer, Daniel L. Coury, Sr., a cash bonus in the amount of $150,000 as a reward for his performance in fiscal 2006, pursuant to his Employment Agreement.

On December 15, 2006, YP Corp. awarded its Chief Operating Officer, John Raven, a cash bonus in the amount of $5,000 as a reward for his performance in fiscal 2006.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive Proxy Statement for our 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A of the Exchange Act (the “2007 Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report. Certain information included in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 10. Directors and Executive Officers

The information required by this Item relating to our executive officers and directors and the disclosure required by Item 405 of Regulation S-K concerning Section 16(a) Beneficial Ownership Reporting Compliance will be set forth under the captions “Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement.

The Company has adopted a Code of Ethics that applies to its officers, directors and employees.

ITEM 11. Executive Compensation

Information regarding director and executive compensation will be set forth under the captions “Election of Directors” and “Executive Officers and Compensation” in our 2007 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth under the captions “Security Ownership of Principal Stockholders and Management” and “Equity Compensation Plan Information,” respectively, in our 2007 Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions of management will be set forth under the caption “Certain Relationships and Related Transactions” in the 2007 Proxy Statement.

ITEM 14. Principal Accountant Fees and Services

Information regarding this item will be set forth under the caption “Principal Accountant Fees and Services” in the 2007 Proxy Statement.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(1)	Financial Statements are listed on the Index to Consolidated Financial Statements on page 40 of this Annual Report.
(2)	There are no financial statement schedules required to be filed with this Annual Report.
(3)	The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description	Previously Filed as Exhibit	File Number	Date Previously Filed

3.1	Amended and Restated Articles of Incorporation	Attached hereto

3.2	Amended and Restated Bylaws	Attached hereto

10.1	YP Corp. Amended and Restated 2003 Stock Plan	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2003	000-24217	2/11/04

10.2	Form of 2003 Stock Plan Restricted Stock Agreement	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ending March 31, 2005	000-24217	5/16/05

10.3	Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated June 1, 1998, between the Registrant and Art Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999	000-24217	9/19/00

10.4	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated August 17, 1998, between the Registrant and Arthur Grandlich, d/b/a McKellips Corporate Square	Attached hereto

10.4.1	Amendment No. 2 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated January 7, 2003, between the Registrant and Arthur Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.14 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

10.4.2
Amendment No. 3 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated March 23, 2006, between the Registrant and J3 Harmon, LLC, successor in interest to The Estate of Arthur Grandlich
Attached hereto

10.4.3
Amendment No. 4 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated April 12, 2006, between the Registrant and J3 Harmon, LLC, successor in interest to The Estate of Arthur Grandlich
Attached hereto

10.5	Standard Industrial Lease for Nevada facility, dated September 3, 2003, between the Registrant and Tomorrow 33 Convention, LP	Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003	000-24217	12/31/03

10.6	Amendment No. 1 to Standard Industrial Lease for Nevada facility, dated October 4, 2006, between the Registrant and Tomorrow 33 Convention, LP	Attached hereto

10.7	Loan and Security Agreement, dated April 13, 2004, between the Registrant and Merrill Lynch Business Financial Services, Inc.	Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004	000-24217	12/29/04

10.8	Separation Agreement, dated January 19, 2006, between the Registrant and Chris Broquist	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K	000-24217	1/25/06

10.9	Employment Agreement, dated September 19, 2006, between the Registrant and Daniel L. Coury	Attached hereto

10.10	Employment Agreement, dated September 19, 2006, between the Registrant and Gary Perschbacher	Attached hereto

10.11	Wholesale Fulfillment Agreement, dated March 1, 2005, between Registrant and Fulfillment House and Company	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K	000-2417	5/4/06

10.12	Separation Agreement, dated November 3, 2005, between the Registrant and Peter J. Bergmann	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending December 31, 2005	000-24217	2/14/06

10.13	Employment Agreement, dated February 6, 2006, between the Registrant and John Raven	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K	000-24217	2/21/06

10.13.1	First Amendment to Employment Agreement, dated September 19, 2006, between the Registrant and John Raven	Attached hereto

10.14	Exclusive Domain Name Licensing Agreement, dated July 8, 2003, between the Registrant and Onramp Access, Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K	000-24217	7/22/03

10.15	Stock Repurchase and Domain Name Transfer Agreement, dated July 21, 2006, between Registrant and Onramp Access, Inc.	Attached hereto

10.16	Processing Agreement, dated August 26, 2003, between the Registrant and Integrated Payment Systems Inc., d/b/a First Data	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K	000-24217	10/24/03

10.17	Master Services Agreement, dated August 1, 2002, between the Registrant and eBillit, Inc.	Exhibit 10.24 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2003	000-24217	7/8/03

10.18	Billings and Related Services Agreement, dated September 1, 2001, between the Registrant and ACI Communications, Inc.	Exhibit 10.33 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	000-24217	5/13/04

18	Preferability Letter	Attached hereto

21	Company Subsidiaries	Exhibit 21 to Registrant’s Annual Report on Form 10-K for the period ending September 30, 2005	000-24217	12/19/05

23	Consent of Epstein, Weber and Conover P.L.C	Attached hereto

31	Certification pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 28, 2006	/s/ Daniel L. Coury, Sr.
Daniel L. Coury, Sr.
Chief Executive Officer

BOARD OF DIRECTORS

Signature	Title	Date
/s/ Daniel L. Coury, Sr.	Chief Executive Officer (Principal Executive Officer)	December 28, 2006
Daniel L. Coury, Sr.

/s/ Gary L. Perschbacher	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 28, 2006
Gary L. Perschbacher

/s/ Joseph F. Cunningham, Jr.	Chairman of the Board	December 28, 2006
Joseph F. Cunningham, Jr.

/s/ Richard D. Butler.	Director	December 28, 2006
Richard D. Butler

/s/ Elisabeth DeMarse	Director	December 28, 2006
Elisabeth DeMarse

/s/ Benjamin Milk.	Director	December 28, 2006
Benjamin Milk