Form 10-Q
period 2006-12-31
YP CORP
filed 2007-02-20
CIK 1045742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exhange Act.
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of February 1, 2007 was 50,115,094 shares of common stock, par value $.001.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED DECEMBER 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

YP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2006	2006
	(unaudited)

Assets
Cash and equivalents	$6,563,969	$7,210,560
Certificates of deposit and other investments	2,090,752	2,266,268
Accounts receivable, net	6,583,348	7,991,781
Prepaid expenses and other current assets	352,502	259,069
Income tax receivable	429,050	-
Deferred tax asset	896,041	1,781,736
Total current assets	16,915,662	19,509,414
Accounts receivable, long term portion, net	1,756,715	1,140,179
Property and equipment, net	237,753	178,883
Deposits and other assets	104,267	91,360
Intangible assets, net	5,870,346	5,722,604
Deferred tax asset, long term	1,431,514	1,334,787
Total assets	$26,316,257	$27,977,227

Liabilities and Stockholders' Equity

Accounts payable	$654,961	$773,653
Accrued liabilities	2,432,177	4,565,439
Income taxes payable	-	261,762
Total current liabilities	3,087,138	5,600,854
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $.001 par value, 100,000,000 shares authorized, 50,020,094 and 50,021,594 issued and outstanding	50,020	50,022
Treasury stock	(2,407,158)	(2,407,158)
Paid in capital	9,762,594	9,395,044
Retained earnings	15,812,797	15,327,599
Total stockholders' equity	23,229,119	22,376,373

Total liabilities and stockholders' equity	$26,316,257	$27,977,227

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months ended December 31,
	2006	2005

Net revenues	$7,795,405	$7,626,776
Cost of services	1,498,531	1,116,346
Gross profit	6,296,874	6,510,430

Operating expenses:
General and administrative expenses	3,133,899	3,758,849
Sales and marketing expenses	2,086,033	2,750,485
Depreciation and amortization	336,887	397,004
Total operating expenses	5,556,819	6,906,338
Operating income (loss)	740,055	(395,908)
Other income (expense):
Interest income	78,234	39,636
Other income (expense)	15,065	(188,545)
Total other income (expense)	93,299	(148,909)

Income (loss) before income taxes	833,354	(544,817)
Income tax benefit (provision)	(348,156)	217,725
Net income (loss)	$485,198	$(327,092)

Net income (loss) per common share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average common shares outstanding:
Basic	45,528,264	44,885,425
Diluted	46,761,202	44,885,425

See accompanying notes to consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$485,198	$(327,092)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	336,887	397,004
Amortization of deferred stock compensation	367,548	446,474
Deferred income taxes	788,968	(184,132)
Provision for uncollectible accounts	(805,065)	339,446
Changes in assets and liabilities:
Accounts receivable	1,596,962	(397,295)
Prepaid and other current assets	(93,433)	(25,548)
Deposits and other assets	(12,907)	(38,973)
Accounts payable	(118,692)	233,836
Accrued liabilities	(2,133,262)	599,951
Income taxes payable	(690,812)	5,204

Net cash (used in) provided by operating activities	(278,608)	1,048,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of certificates of deposits and other investments	175,516	-
Purchase of certificates of deposits and other investments	-	(13,252)
Expenditures for intangible assets	(446,757)	(39,577)
Purchases of equipment	(96,742)	-

Net cash used for investing activities	(367,983)	(52,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(90,026)

Net cash used for financing activities	-	(90,026)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(646,591)	906,020

CASH AND CASH EQUIVALENTS, beginning of period	7,210,560	6,114,311

CASH AND CASH EQUIVALENTS, end of period	$6,563,969	$7,020,331

See accompanying notes to consolidated financial statements

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited financial statements as of December 31, 2006 and for the three months ended December 31, 2006 and 2005, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2006 and for the year then ended included in the Company’s annual report on Form 10-K for the year ended September 30, 2006.

All amounts, except share and per share amounts, are rounded to the nearest thousand dollars.

Due to the short term nature and market rates of interest for the certificates of deposit and other investments, the carrying costs approximate the fair value for these investments.

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

Historically, the Company has capitalized customer acquisition costs and amortized them on a straight-line basis over the average expected life of the related customers based on historical IAP advertiser attrition rates and other factors.

Prior to fiscal 2006, the majority of the capitalized customer acquisition costs related to the Company’s mailing campaigns. During fiscal 2006, the Company began increasing its expenditures for telemarketing campaigns. The capitalization of such costs requires that the Company amortize them over the average expected life of acquired customers on a cost-pool by cost-pool basis; however, the Company’s systems were not equipped to monitor customer lives by method of acquisition. Therefore, the Company was unable to determine the average expected life of those customers acquired via telemarketing versus those acquired via mailing campaigns and cannot assess the value of the future benefits. As it could not effectively evaluate such costs on a cost-pool by cost-pool basis, the Company determined in fiscal 2006 that the preferable method of accounting for these costs was to expense them when incurred. The Company enacted this change in accounting principle during the fourth quarter of fiscal 2006 and, in accordance with FAS 154, it has restated all periods presented to reflect this new method of accounting for such costs.

The following tables set forth the impact of such a change on the Company’s previously reported financial results:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Income Statement	Quarter Ended December 31, 2005
	As Originally Reported	As Adjusted	Effect of change
Sales and marketing expense	$1,534,000	$2,750,000	$1,217,000
Income tax expense (benefit)	$237,000	$(218,000)	$(455,000)
Net income (loss)	$435,000	$(327,000)	$(762,000)
Net income (loss) per common share:
Basic	$0.01	$(0.01)	$(0.02)
Diluted	$0.01	$(0.01)	$(0.02)

Statement of Cash Flows	Quarter Ended December 31, 2005
	As Originally Reported	As Adjusted	Effect of change
Net income (loss)	$435,000	$(327,000)	$(762,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	$270,000	$(184,000)	$(455,000)
Changes in assets and liabilities:
Customer acquisition costs	$(1,217,000)	$-	$1,217,000
Net cash provided by operating activities	$1,009,000	$1,009,000	$-

3.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	December 31, 2006
	Current	Long-Term	Total
Gross accounts receivable	$8,954,000	$1,849,000	$10,803,000
Allowance for doubtful accounts	(2,371,000)	(92,000)	(2,463,000)
Net	$6,583,000	$1,757,000	$8,340,000

	September 30, 2006
	Current	Long-Term	Total
Gross accounts receivable	$11,027,000	$1,374,000	$12,401,000
Allowance for doubtful accounts	(3,035,000)	(234,000)	(3,269,000)
Net	$7,992,000	$1,140,000	$9,132,000

Components of allowance for doubtful accounts are as follows:

	December 31, 2006	September 30, 2006
Allowance for dilution and fees on amounts due from billing aggregators	$1,827,000	$2,465,000
Allowance for customer refunds	636,000	804,000
	$2,463,000	$3,269,000

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Property and equipment:	December 31, 2006	September 30, 2006
Leasehold improvements	$448,000	$448,000
Furnishings and fixtures	296,000	296,000
Office and computer equipment	1,152,000	1,055,000
Total	1,896,000	1,799,000
Less: Accumulated depreciation	(1,658,000)	(1,620,000)
Property and equipment, net	$238,000	$179,000

Intangible assets:	December 31, 2006	September 30, 2006
Domain name	$5,709,000	$5,709,000
Non-compete agreements	3,465,000	3,465,000
Website development	1,030,000	1,009,000
Software licenses	854,000	428,000
Total	11,058,000	10,611,000
Less: Accumulated amortization	(5,188,000)	(4,888,000)
Intangible assets, net	$5,870,000	$5,723,000

Accrued liabilities:	December 31, 2006	September 30, 2006
Litigation accrual, including customer refunds	1,400,000	3,737,000
Deferred revenue	153,000	188,000
Accrued expenses - other	879,000	640,000
Accrued liabilities	$2,432,000	$4,565,000

4.	COMMITMENTS AND CONTINGENCIES

At December 31, 2006, future minimum annual lease payments under operating lease agreements for fiscal years ended September 30 are as follows:

Fiscal 2007	$219,000
Fiscal 2008	160,000
Fiscal 2009	117,000
Fiscal 2010	117,000
Fiscal 2011	88,000
Thereafter	-
$701,000
Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations, cash flows or liquidity.

In the past, the Company has received numerous inquiries from the Attorney General offices of several states investigating its promotional activities, specifically, the use of its check mailer for customer activation. On December 14, 2006, the Company voluntarily entered into a settlement with thirty-four states’ attorneys general to address their inquiries and bring finality to the process. The Company voluntarily agreed to the following:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

•	The Company paid a settlement fee of $2,000,000 to the state consortium, which they may distribute among themselves;
•	The Company discontinued the use of activation checks as a promotional incentive;
•
The Company suspended billing of any active customer that was acquired in connection with the use of an activation check until a letter was mailed notifying the customer of their legal rights to cancel the service and providing them a 60-day opportunity to receive a refund equivalent to the customer’s last two payments; and

•	The Company will not employ any collection efforts with respect to past-due accounts of customers that were secured through the use of an activation check, nor will it represent its ability to do so.

The Company recorded a charge of $3,525,000 in other income and expense in the fourth quarter of fiscal 2006, consisting of a settlement accrual of $2,000,000, a reserve for refunds to existing customers covered by the 60 day opportunity mentioned above and other related costs of $1,250,000 and legal fees of $275,000. Management has analyzed the number of customers eligible and applied probabilities to estimate the additional $1,250,000 in refunds and costs. Customers have through February 2007 to apply for these refunds. Actual refunds may differ from these estimates.

Through December 31, 2006, the Company paid the settlement fee of $2,000,000 but had not paid any refunds to existing customers. Such refunds will be distributed during the second quarter of fiscal 2007.

Other Contractual Commitments

During the second quarter of fiscal 2006, the Company entered into a contractual arrangement with an attorney to settle previous claims and to engage the future services of this attorney. Under the terms of the agreement, the Company is obligated to make future payments over the next two years totaling $189,000 in exchange for future services. Such amounts have not been accrued in the accompanying financial statements as such payments are for future services.

During the third quarter of fiscal 2006, the Company entered into a contractual arrangement with a consulting firm to provide strategic and operational related consulting services. Under the terms of the agreement, the Company is obligated to make future payments through February 2010 that vary based on the Company’s billed customer count, subject to a minimum of $20,000 per month. Current payments are approximately $90,000 per month. Such amounts have not been accrued in the accompanying financial statements as such payments are for future services.

5.	NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted income per share:

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

	Three Months Ended December 31,
	2006	2005

Income (loss) before cumulative effect of accounting change	$485,000	$(327,000)
Less: preferred stock dividends	-	-
Income (loss) applicable to common stock	$485,000	$(327,000)
Cumulative effect of accounting change	-	-
Net income applicable to common stock	$485,000	$(327,000)

Basic weighted average common shares outstanding	45,528,264	44,885,425
Add incremental shares for:
Unvested restricted stock	1,170,980	-
Series E convertible preferred stock	61,957	-
Outstanding warrants	-	-

Diluted weighted average common shares outstanding	46,761,202	44,885,425

Net income per share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

The following potentially dilutive securities were excluded from the calculation of net income per share because the effects are antidilutive:

	Three Months Ended December 31,
	2006	2005

Warrants to purchase shares of common stock	-	500,000
Unvested restricted stock	-	223,918
Series E convertible preferred stock	-	33,663
Shares of non-vested restricted stock	905,200	2,837,364
	905,200	3,594,945

6.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at major nationwide institutions in Arizona and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2006, the Company had bank balances exceeding those insured limits by approximately $8,134,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the Local Exchange Carrier (“LEC”) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by four third-party billing companies. The net receivable due from three of these billing service providers represented 30%, 28% and 26%, respectively, of the Company’s total net accounts receivable (excluding non-specific reserves) at December 31, 2006.

YP CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

7.	RECENT ACCOUNTING PRONOUNCEMENTS

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

8.	SUBSEQUENT EVENTS

In January, the Company paid bonuses of $150,000 and $5,000 to its Chief Executive Officer and Chief Operating Officer, respectively. The Company also transferred title to a vehicle with a net book value of $91,905 from the Company to the Chief Executive Officer as an additional bonus. Except for the cash bonus paid to the Company’s Chief Executive Officer, such amounts were not accrued as of December 31, 2006.

*    *    *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2006, this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended September 30, 2006.

Forward-Looking Statements

This portion of this Annual Report on Form 10-Q, includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to our (i) our expectation that the settlement with the attorneys general will limit our exposure to significant legal fees and costs that may otherwise have been incurred; (ii) our expectation of expanding our telemarketing campaigns in the future and that such campaigns will be our primary source of sales and marketing expenditures; and (iii) the belief that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Recent Developments and Outlook

During fiscal 2006, we received numerous inquiries from the Attorney General offices of several states investigating our promotional activities, specifically, the use of our check mailer for customer activation. On December 14, 2006, we voluntarily entered into a settlement with thirty-four states’ attorneys general to address their inquiries and bring finality to the process. We have voluntarily agreed to the following:

•	We paid a settlement fee of $2,000,000 in December 2006 to the state consortium, which they may distribute among themselves;
•	We discontinued the use of activation checks as a promotional incentive;
•
We suspended billing of any active customer that was acquired in connection with the use of an activation check until a letter was mailed notifying the customer of their legal rights to cancel the service and providing them a 60-day opportunity to receive a refund equivalent to the customer’s last two payments; and

•	We will not employ any collection efforts with respect to past-due accounts of customers that were secured through the use of an activation check, nor will we represent our ability to do so.

To date, we have received refund requests totaling approximately $900,000. No refunds were paid until after December 31, 2006.

Customer Counts

The success of our business model is based on our ability to retain, add and efficiently bill our subscribers.

The following represent our counts for billed listings over the last six quarters:

Quarter Ended	Average Billed Listings During Quarter	Gross Revenue	Returns & Allowances (% of Gross Revenue)	Net Revenues	Average Monthly Gross Revenue per Average Billed Listing
December 31st, 2006	99,758	$8,489,609	6.88%	$7,905,405	$28.37
September 30th, 2006	130,627	$10,672,074	5.52%	$10,082,487	$27.23
June 30th, 2006	134,264	10,869,020	6.41%	10,172,705	$26.98
March 31st, 2006	116,622	9,823,664	8.39%	8,999,196	$28.08
December 31st, 2005	90,809	8,328,583	8.43%	7,626,776	$30.57
September 30th, 2005	81,342	6,856,082	11.71%	6,052,936	$28.10

Due to the terms of the attorneys’ general settlement, we experienced a decline in our average customer count during the first quarter of fiscal 2007.

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

In fiscal 2006, we began acquiring new customers via telemarketing campaigns, which are allowed to be billed via LECs. These telemarketing campaigns have reopened certain LEC billing channels as a viable billing channel. Additionally, our monthly billing rates are higher for customers acquired via telemarketing campaigns. For these reasons, as well as the cessation of the use of our activation checks, we expect to continue to expand our telemarketing campaigns in the future.

The following represents a summary of recent financial results:

	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006
Net Revenues	$7,795,405	$10,082,487	$10,172,705	$8,999,196	$7,626,776
Gross margin	6,296,874	7,047,642	7,843,120	7,410,732	6,510,430
Operating expenses	5,556,819	5,878,319	6,613,886	7,288,932	6,906,338
Operating income (loss)	740,055	1,169,322	1,229,234	121,800	(395,908)
Net income (loss)	485,198	(1,680,673)	826,847	129,998	(327,092)

_________________
(1) The following non-recurring items are relevant to our recent quarterly operating results, each of which are further described herein:

•
First quarter of fiscal 2007 - includes approximately $1,000,000 of direct response advertising costs incurred in October 2006 for which we derived no substantial benefit based on the attorneys’ general settlement that was agreed to in December 2006.

•
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

The following represents the breakdown of net billings by channel during recent fiscal quarters:

	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006
LEC billing	59%	63%	62%	49%	35%
ACH billing	37%	33%	33%	43%	54%
Direct billing	4%	4%	5%	8%	11%

Results of Operations

Net Revenues

	Net Revenues
	2006	2005	Change	Percent

Three Months Ended December 31,	$7,795,405	$7,626,776	$168,629	2%

The increase in revenues for the quarter ended December 31, 2006, as compared to the quarter ended December 31, 2005, was largely due to an increased customer count attributable to expanded marketing efforts, the reintroduction of the LEC billing channel for new customers, and new fulfillment contracts that occurred during the first three quarters of fiscal 2006, offset by a decline in billed customers associated with the attorneys general settlement that occurred in the fourth quarter of fiscal 2006.

Although we have concentrations of risk with our billing aggregators (see Note 6 of our Consolidated Unaudited Financial Statements) these aggregators bill via many underlying LECs, thereby reducing our risk associated with credit concentrations. However, there are a few LECs that service a significant number of our customers. To the extent that future changes in their billing practices cause a disruption in our ability to bill through these channels, our revenues could be adversely affected.

The majority of our IAP customers pay between $27.50 and $39.95 per month.

Cost of Services

	Cost of Services
	2006	2005	Change	Percent

Three Months Ended December 31,	$1,498,531	$1,116,346	$382,185	34%

The increase in cost of services for the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005, is largely due to our increasing usage of LEC channels. We have increased our percentage of customers billed through LEC channels to 58% of net billings in the quarter ended December 31, 2006 as compared to 35% in the quarter ended December 31, 2005.

Gross Profit

	Gross Profit
	2006	2005	Change	Percent

Three Months Ended December 31,	$6,296,874	$6,510,430	$(213,556)	(3)%

The decrease in our gross profits was due primarily to an increase in cost of sales fueled by our increased usage of LEC billing channels, offset by increased revenues, each of which is described above.

General and Administrative Expenses

	General and Administrative Expenses
	2006	2005	Change	Percent

Three Months Ended December 31,	$3,133,899	$3,758,849	$(624,950)	(17)%

General and administrative expenses decreased for the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005. This decrease in general and administrative expenses is largely due to the following:

•
A decrease in compensation expense of $574,000 stemming from: a) a non-recurring charge of $337,500 in the quarter ended December 31, 2005 associated with the termination of our former Chief Executive Officer and b) general headcount reductions in our customer service workforce.

•	An increase in consulting and professional fees of approximately $262,000 associated with operational and strategic consulting and director and officer turnover (temporary and placement services).

•
A decrease in mailing and other customer costs of approximately $468,000 associated with discontinued mailing programs that occurred in the quarter ended December 31, 2005 associated with reconfirmation projects as well as paper invoices and other methods of correspondence with customers for which payment is unlikely to be received.

•	An increase in rent and office related expenses associated with the expansion of our telemarketing efforts.

•	Additional expenses of $39,000 primarily attributable to travel and related costs associated with the attorneys’ general settlement.

Our general and administrative expenses consist largely of fixed expenses such as compensation, rent, utilities, etc. Therefore, we do not consider short-term trends of general and administrative expenses as a percent of revenues to be meaningful indicators for evaluating operational performance.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006
Compensation for employees, leased employees, officers and directors	$1,873,582	$2,073,646	$1,908,099	$2,475,244	$2,476,713
Professional fees	678,089	697,784	649,706	479,696	416,088
Reconfirmation, mailing, billing and other customer-related costs	23,715	39,180	245,597	396,883	491,947
Other general and administrative costs	558,513	389,093	326,405	360,276	374,099

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2006	2005	Change	Percent

Three Months Ended December 31,	$2,086,033	$2,750,485	$(664,452)	(24)%

As discussed in Note 2 of our Consolidated Unaudited Financial Statements, we enacted a change in accounting principle in the fourth quarter of fiscal 2006 to expense such costs when they are incurred and have retroactively restated all period presented to reflect such a change.

Sales and marketing expense decreased in the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005 primarily due to the cessation of activation checks in November 2006. As previously discussed, in connection with the attorneys general settlement, we have ceased utilizing activation checks. However, we did incur approximately $1,000,000 of expenses associated with check mailers for which we derived no substantial benefit based on the attorneys general settlement described above. We expect telemarketing campaigns to be our primary source of sales and marketing expenditures in fiscal 2007.

Depreciation and Amortization

	Depreciation and Amortization
	2006	2005	Change	Percent

Three Months Ended December 31,	$336,887	$397,004	$(60,117)	(15)%

Depreciation and amortization decreased for the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005 as a substantial amount of our fixed assets are now fully depreciated.

Operating Income

	Operating Income (Loss)
	2006	2005	Change	Percent

Three Months Ended December 31,	$740,055	$(395,908)	$1,135,963	(287)%

Our operating income increased substantially due primarily to an approximate $214,000 decrease in gross profit, a reduction of approximately $595,000 of sales and marketing expenses, and a reduction of approximately $625,000 of general and administrative expenses, each of which is described above.

Other Income (Expense)

	Other Income (Expense)
	2006	2005	Change	Percent

Three Months Ended December 31,	$15,065	$(188,545)	$203,610	(108)%

Other income (expense) increased in the quarter ended December 31, 2006 compared to the quarter ended December 31, 2005. During the quarter ended December 31, 2006, this income consisted primarily of interest on cash and short term investments. During the quarter ended December 31, 2005, this also contained a charge of $172,000 associated with a litigation settlement with a former vendor.

Income Tax Benefit (Provision)

	Income Tax Benefit (Provision)
	2006	2005	Change	Percent

Three Months Ended December 31,	$(348,156)	$217,725	$(565,881)	(260)%

The changes in our income tax benefit (provision) for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 is due almost entirely to our increase in profitability. We have not experienced a significant change in our effective tax rates during these periods.

Net Income (Loss)

	Net Income (Loss)
	2006	2005	Change	Percent

Three Months Ended December 31,	$485,198	$(327,092)	$812,290	(248)%

The increase in net income for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005 is due to reduced general and administrative and sales and marketing expenses, and increased other income, offset by decreased gross profit and increased income tax expense, each of which is described above.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities decreased $1,327,483 or 127%, to ($278,608) for the first three months of fiscal 2007, compared to $1,048,875 for the first three months of fiscal 2006. This was due primarily to the payment of our $2,000,000 settlement fee with the attorneys’ general and other miscellaneous changes in operating cash flows, offset by increased net income of $812,000.

Our primary source of cash inflows is net remittances from our billing channels, including LEC billings and ACH billings. For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process. The billing service aggregators generally do not remit funds until they are collected. Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates. Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense. These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time. We classify these holdback reserves as current or long-term receivables on our balance sheet, depending on when they are scheduled to be remitted to us. For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission. Additionally, the net receivable due from three of our billing services providers represented 30%, 26% and 26%, respectively, of our total net accounts receivable (excluding non-specific reserves) at December 31, 2006.

Our most significant cash outflows include payments for marketing expenses and general operating expenses. Marketing costs have historically included direct response mailing costs and telemarketing costs, but we no longer expect to incur significant mailing costs in the future due to the attorneys’ general settlement. General operating cash outflows consist of payroll costs, professional fees income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Cash used for investing activities was $367,983 for the quarter ended December 31, 2006 consisting of $446,757 of expenditures for intangible assets for website development costs, online customer service and customer relationship management software and $96,742 of equipment purchases, offset by reductions in certificates of deposits and other investments of $175,516. During the quarter ended December 31, 2005, cash used for investing was $52,829, consisting of $39,577 of website development costs and $13,252 of purchases of certificates of deposits and other investments.

There were no financing cash flows for the quarter ended December 31, 2006. For the quarter ended December 31, 2005, cash flows used in financing activities consisted of $90,026 of acquisitions of our common stock through our stock repurchase program.

We had working capital of $13,828,524 as of December 31, 2006, compared to $13,908,560 as of September 30, 2006.

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

During fiscal 2006, we entered into a contractual arrangement with an attorney to settle previous claims and to engage the future services of this attorney. We are obligated to make future payments over the next two years totaling $189,000 in exchange for future services. Such amounts have not been accrued in the accompanying financial statements as such payments are for future services.

During fiscal 2006, we entered into a contractual arrangement with a consulting firm to provide strategic and operational related consulting services. Under the terms of the agreement, we are obligated to make future payments through February 2010 that vary based on the Company’s billed customer count subject to a minimum of $20,000 per month. Current payments are approximately $90,000 per month. Such amounts have not been accrued in the accompanying financial statements as such payments are for future services.

The following table summarizes our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2007	2008	2009	2010	Thereafter
Operating lease commitments	701,000	219,000	160,000	117,000	117,000	-
Noncanceleable service contracts	789,000	322,000	287,000	180,000	-	-
	1,490,000	541,000	447,000	297,000	117,000	-

We believe that our existing cash on hand and cash flow from operations will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the periods set forth in this report) or commodity price risk.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 4 of the Company’s Notes to Consolidated Unaudited Financial Statements

ITEM 6.	EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of YP Corp. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 29, 2006)

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 29, 2006)

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YP.CORP.

Dated: February 20 , 2007	/s/ Gary L. Perschbacher
Gary L. Perschbacher
Chief Financial Officer