Form 10-Q
period 2007-03-31
YP CORP
filed 2007-05-15
CIK 1045742

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of May 1, 2007 was 50,122,344 shares of common stock, par value $.001.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I

Index

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

YP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30, 2006
	(unaudited)

Assets
Cash and cash equivalents	$5,912,686	$6,394,775
Certificates of deposit and other investments	3,140,318	3,082,053
Accounts receivable, net of allowance of $1,693,916 and $3.034,504	5,767,127	7,991,781
Prepaid expenses and other current assets	376,110	259,069
Income tax receivable	1,114,107	-
Deferred tax asset	301,475	1,781,736
Total current assets	16,611,823	19,509,414
Accounts receivable, long term portion, net of allowance of $113,004 and $234,445	2,147,060	1,140,179
Property and equipment, net	187,279	178,883
Deposits and other assets	84,427	91,360
Intangible assets, net	5,599,006	5,722,604
Deferred tax asset, long term	1,396,406	1,334,787
Total assets	$26,026,001	$27,977,227

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$719,323	$773,653
Accrued liabilities	985,380	4,565,439
Income taxes payable	-	261,762
Total current liabilities	1,704,703	5,600,854
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $.001 par value, 100,000,000 shares authorized, 50,112,594 and 50,021,594 issued and outstanding	50,113	50,022
Treasury stock (2,843,416 shares carried at cost)	(2,407,158)	(2,407,158)
Paid in capital	10,229,855	9,395,044
Retained earnings	16,437,622	15,327,599
Total stockholders' equity	24,321,298	22,376,373

Total liabilities and stockholders' equity	$26,026,001	$27,977,227

See accompanying notes to unaudited consolidated financial statements.

Index

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,		Six Months ended March 31,
	2007	2006	2007	2006

Net revenues	$6,106,544	$7,997,623	$13,230,227	$15,045,024
Cost of services	782,198	586,890	1,609,007	1,123,861
Gross profit	5,324,346	7,410,733	11,621,220	13,921,163

Operating expenses:
General and administrative expenses	3,310,578	4,081,619	6,781,364	8,237,470
Sales and marketing expenses	1,108,760	3,207,315	3,194,793	5,957,802
Litigation and related expenses	(200,718)	(10,062)	(200,718)	161,804
Total operating expenses	4,218,620	7,278,872	9,775,439	14,357,076
Operating income (loss)	1,105,726	131,861	1,845,781	(435,913)
Other income (expense):
Interest income	86,463	50,878	164,697	90,514
Other income (expense)	(1,310)	4,562	13,755	(12,117)
Total other income (expense)	85,153	55,440	178,452	78,397

Income (loss) before income taxes	1,190,879	187,301	2,024,233	(357,516)
Income tax benefit (provision)	(564,617)	(57,303)	(912,773)	160,422
Net income (loss)	$626,262	$129,998	$1,111,460	$(197,094)

Net income (loss) per common share:
Basic	$0.01	$-	$0.02	$-
Diluted	$0.01	$-	$0.02	$-

Weighted average common shares outstanding:
Basic	45,700,242	44,716,622	45,614,253	44,801,024
Diluted	48,027,656	45,403,761	47,808,716	45,273,319

See accompanying notes to unaudited consolidated financial statements.

Index

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,111,460	$(197,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	701,611	766,523
Amortization of deferred stock compensation	834,902	917,016
Noncash compensation expense to Chief Executive Officer	88,680	-
Deferred income taxes	1,418,642	(561,330)
Provision for uncollectible accounts	(1,462,029)	794,240
Changes in operating assets and liabilities:
Restricted cash	-	500,000
Accounts receivable	2,679,802	(1,496,970)
Prepaid and other current assets	(117,041)	163,634
Deposits and other assets	6,933	(34,809)
Accounts payable	(54,330)	122,440
Accrued liabilities	(3,581,496)	(27,308)
Income taxes receivable	(1,375,869)	(90,296)

Net cash provided by operating activities	251,265	856,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of certificates of deposits and other investments	(58,265)	(32,203)
Expenditures for intangible assets	(502,487)	(113,403)
Purchases of equipment	(172,602)	(14,746)

Net cash used in investing activities	(733,354)	(160,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	-	(134,418)

Net cash used in financing activities	-	(134,418)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(482,089)	561,276

CASH AND CASH EQUIVALENTS, beginning of period	6,394,775	6,114,311

CASH AND CASH EQUIVALENTS, end of period	$5,912,686	$6,675,587

See accompanying notes to unaudited consolidated financial statements

Index

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of YP Corp., a Nevada Corporation, and its wholly owned subsidiaries (collectively the “Company”).  The Company is an Internet-based provider of yellow page directories and advertising space on or through www.YP.com, www.YP.net and www.Yellow-Page.net.  No material or information contained on these websites is a part of these notes or this Quarterly Report on Form 10-Q.  All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements as of March 31, 2007 and for the three and six months ended March 31, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2006 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

Due to the short term nature and market rates of interest for the certificates of deposit and other investments, the carrying value (cost) approximates the fair value for these investments.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been used by management in conjunction with establishing allowances for customer refunds, non-paying customers, dilution and fees, analyzing the recoverability of the carrying amount of intangible assets, estimating forfeitures of restricted stock and evaluating the recoverability of deferred tax assets.  Actual results could differ from these estimates.

Certain prior period amounts have been revised to conform to the current period presentation as follows:

•
Accrued refunds and fees of $1,250,000 relating to the attorneys’ general settlement described in note 4 have been reclassified from accounts receivable, net to accrued liabilities in the accompanying consolidated balance sheet as of September 30, 2006.

•	Depreciation and amortization expenses that were previously separately stated are now included in general and administrative expenses in the consolidated statement of operations.
•	Litigation and related expenses that were previously included in other income and expense are now separately stated as a component of operating expenses in the consolidated statement of operations.
•	Dilution and charge backs have been reclassified from cost of services to a reduction in net revenues in the consolidated statement of operations.

These changes had no impact on previously reported net income or stockholders’ equity.  "While the other changes are self-evident, the following table sets forth the impact of reclassifying dilution and charge backs on the Company’s statements of operations:

Index
YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statements of Operations	Three Months Ended March 31, 2006
	As Originally Reported	As Adjusted	Effect of change
Net revenues	$8,999,196	$7,997,623	$(1,001,573)
Cost of services	$1,588,463	$586,890	$(1,001,573)
Gross profit	$7,410,733	$7,410,733	$-

	Six Months Ended March 31, 2006
	As Originally Reported	As Adjusted	Effect of change
Net revenues	$16,625,972	$15,045,024	$(1,580,948)
Cost of services	$2,704,809	$1,123,861	$(1,580,948)
Gross profit	$13,921,163	$13,921,163	$-

2.	ACCOUNTING CHANGES IN 2006

Prior to fiscal 2006, the Company capitalized customer acquisition costs and amortized them on a straight-line basis over the average expected life of the related customers. The majority of the capitalized customer acquisition costs related to the Company’s mailing campaigns.  During fiscal 2006, the Company began increasing its expenditures for telemarketing campaigns.  The capitalization of such costs requires that the Company amortize them over the average expected life of acquired customers on a cost-pool by cost-pool basis; however, the Company’s systems were not equipped to monitor customer lives by method of acquisition.  Therefore, the Company was unable to determine the average expected life of those customers acquired via telemarketing versus those acquired via mailing campaigns and cannot assess the value of the future benefits.  As the Company could not effectively evaluate such costs on a cost-pool by cost-pool basis, the Company determined in fiscal 2006 that the preferable method of accounting for these costs was to expense them when incurred.  The Company received a preferablty letter from its predecessor auditors relating to this change.  The Company enacted this change in accounting principle during the fourth quarter of fiscal 2006 and, in accordance with SFAS 154, in the Company’s 10-K for the year ended September 30, 2006, the Company restated all periods presented to reflect this new method of accounting for such costs.

The following tables set forth the impact of such a change on the Company’s previously reported financial results:

Statements of Operations	Three Months Ended March 31, 2006
	As Originally Reported	As Adjusted	Effect of change
Sales and marketing expense	$2,115,113	$3,207,315	$1,092,202
Income tax expense (benefit)	$465,362	$57,303	$(408,059)
Net income (loss)	$814,140	$129,998	$(684,142)
Net income (loss) per common share:
Basic	$0.02	$-	$(0.02)
Diluted	$0.02	$-	$(0.02)

	Six Months Ended March 31, 2006
	As Originally Reported	As Adjusted	Effect of change
Sales and marketing expense	$3,648,904	$5,957,802	$2,308,898
Income tax expense (benefit)	$702,208	$(160,422)	$(862,630)
Net income (loss)	$1,249,171	$(197,094)	$(1,446,265)
Net income (loss) per common share:
Basic	$0.03	$-	$(0.03)
Diluted	$0.03	$-	$(0.03)

Index
YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows	Six Months Ended March 31, 2006
	As Originally Reported	As Adjusted	Effect of change
Net income (loss)	$1,249,171	$(197,094)	$(1,446,265)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$301,300	$(561,330)	$(862,630)
Changes in assets and liabilities:
Customer acquisition costs	$(2,308,896)	$-	$2,308,896
Net cash provided by operating activities	$856,047	$856,047	$-

3.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	March 31, 2007
	Current	Long-Term	Total
Gross accounts receivable	$7,461,043	$2,260,064	$9,721,107
Allowance for doubtful accounts	(1,693,916)	(113,004)	(1,806,920)
Net	$5,767,127	$2,147,060	$7,914,187

	September 30, 2006
	Current	Long-Term	Total
Gross accounts receivable	$11,026,285	$1,374,624	$12,400,909
Allowance for doubtful accounts	(3,034,504)	(234,445)	(3,268,949)
Net	$7,991,781	$1,140,179	$9,131,960

Components of allowance for doubtful accounts are as follows:

	March 31, 2007	September 30, 2006
Allowance for dilution and fees on amounts due from billing aggregators	$1,297,663	$2,465,423
Allowance for customer refunds	509,257	803,526
	$1,806,920	$3,268,949

Property and equipment:	March 31, 2007	September 30, 2006
Leasehold improvements	$447,681	$447,681
Furnishings and fixtures	305,193	296,074
Office and computer equipment	1,122,286	1,055,545
Total	1,875,160	1,799,300
Less: Accumulated depreciation	(1,687,881)	(1,620,417)
Property and equipment, net	$187,279	$178,883

Index
YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets:	March 31, 2007	September 30, 2006
Domain name	$5,708,600	$5,708,600
Non-compete agreements	3,465,000	3,465,000
Website development	1,047,837	1,009,356
Software licenses	891,641	427,635
Total	11,113,078	10,610,591
Less: Accumulated amortization	(5,514,072)	(4,887,987)
Intangible assets, net	$5,599,006	$5,722,604

Accrued liabilities:	March 31, 2007	September 30, 2006
Litigation accrual, including customer refunds	50,338	3,525,000
Deferred revenue	135,972	188,399
Accrued payroll and bonuses	471,318	187,973
Accrued expenses - other	327,752	664,067
Accrued liabilities	$985,380	$4,565,439

During fiscal 2007, the Company implemented additional quality control procedures to reduce the number of unbillable accounts through its LEC channels.  This change permitted the Company to identify certain accounts that were unbillable prior to submission of billing records to LECs.  This change served to reduce both the gross accounts receivable and the related allowance from September 30, 2006 to March 31, 2007.

During fiscal 2007, the decrease in the litigation accrual was attributable to the payment of the settlement fee, refunds and other expenses attributable to the attorneys’ general settlement described in Note 4 as well as the reversal of approximately $200,000 of accruals based on revised estimates of future payment obligations.

4.	COMMITMENTS AND CONTINGENCIES

At March 31, 2007, future minimum annual lease payments under operating lease agreements for fiscal years ended September 30 are as follows:

2007	$144,950
2008	159,899
2009	116,733
2010	116,733
2011	87,550
Thereafter	-
$625,865

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations, cash flows or liquidity.

In the past, the Company has received inquiries from the attorneys general offices of several states investigating its promotional activities, specifically, the use of its check mailer for customer activation.  On December 14, 2006, the Company voluntarily entered into a settlement with thirty-four states’ attorneys general to address their inquiries and bring finality to the process.  The Company voluntarily agreed to the following:

Index
YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded a charge of $3,525,000 in litigation and related expenses in the fourth quarter of fiscal 2006, consisting of a settlement accrual of $2,000,000 and $1,525,000 of accrued refunds, processing fees, legal and other related fees.  Customers had through February 2007 to apply for these refunds.

Through March 31, 2007, the Company paid the settlement fee of $2,000,000, refunds totaling approximately $917,000 and other related costs of approximately $341,000.  During the second quarter of fiscal 2007, the Company reversed approximately $200,000 of accruals, which is included in litigation and related expenses in the accompanying consolidated statement of operations.   The remaining accrual of $50,338, for estimated future administrative costs, is included in accrued liabilities in the accompanying consolidated balance sheet at March 31, 2007.

Other Contractual Commitments

During the second quarter of fiscal 2006, the Company entered into a contractual arrangement with an attorney to provide contracted legal services.  Under the terms of the agreement, the Company is obligated to make future payments over the next two years totaling $141,750 in exchange for future services.  Such amounts have not been accrued in the accompanying consolidated financial statements as such payments are for future services.  The Company has expensed all amounts related to services rendered through March 31, 2007.

During the third quarter of fiscal 2006, the Company entered into a contractual arrangement with a consulting firm to provide strategic and operational related consulting services.  Under the terms of the agreement, the Company is obligated to make future payments through February 2010 that vary based on the Company’s billed customer count, subject to a minimum of $20,000 per month.  Current payments are approximately $65,000 per month.  Such amounts have not been accrued in the accompanying consolidated financial statements as such payments are for future services.  The Company has expensed all amounts related to services rendered through March 31, 2007.

During the fourth quarter of fiscal 2006, the Company entered into a contractual arrangement with an information technology company to provide information technology consulting services.  Under the terms of the agreement, the Company is obligated to make future monthly  payments of $29,500 through September 2009.  Such amounts have not been accrued in the accompanying consolidated financial statements as such payments are for future services.  The Company has expensed all amounts related to services rendered through March 31, 2007.

5.	INCOME TAXES

The Company provides for income taxes based on the provisions of SFAS No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. The Company records, among other items, deferred tax assets related to book-tax differences in the recognition of restricted stock awards to officers, directors, employees and consultants.  During the three and six months ended March 31, 2007, a portion of our restricted stock awards had vested and, due to declines in our stock price from grant date to vest date, the tax effects of the vesting of these awards were less than the carrying value of our related deferred tax assets.  Accordingly, the Company incurred an additional $112,000 and $135,000 of income tax expense for the three and six months ended March 31, 2007, related to the write-off of these deferred tax assets.

Index
YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the year.  Preferred stock dividends are subtracted from net income (loss) to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted income (loss)per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Income (loss) before cumulative effect of accounting change	$626,262	$129,998	$1,111,460	$(197,094)
Less: preferred stock dividends	-	-	-	-
Income (loss) applicable to common stock	$626,262	$129,998	$1,111,460	$(197,094)

Basic weighted average common shares outstanding	45,700,242	44,716,622	45,614,253	44,801,024
Add incremental shares for:
Unvested restricted stock	2,262,539	636,003	2,131,047	429,961
Series E convertible preferred stock	64,875	51,136	63,416	42,334
Outstanding warrants	-	-	-	-
Diluted weighted average common shares outstanding	48,027,656	45,403,761	47,808,716	45,273,319

Net income (loss) per share:
Basic	$0.01	$-	$0.02	$-
Diluted	$0.01	$-	$0.02	$-

The following potentially dilutive securities were excluded from the calculation of net income (loss) per share because the effects were antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Warrants to purchase shares of common stock	-	500,000	-	500,000
Shares of non-vested retricted stock	650,750	839,152	739,875	1,838,258
	650,750	1,339,152	739,875	2,338,258

The warrants were antidilutive for the three and six months ended March 31, 2006 as they were “out-of-the-money” and were excluded from the calculations for the three and six months ended March 31, 2007 as they expired in fiscal 2006.  The shares of non-vested restricted stock included in the above table were determined to be antidilutive based on the application of the treasury stock method.

7.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at major nationwide institutions in Arizona and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.  At times, including at March 31, 2007, the Company’s bank balances exceed federally insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the Local Exchange Carrier (“LEC”) billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible accounts receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by four third-party billing companies.  The net receivable due from three of these billing service providers represented 26%, 22% and 21%, respectively, of the Company’s total net accounts receivable (excluding non-specific reserves) at March 31, 2007. The net receivable due from such billing services providers represented 27%, 27% and 27%, respectively, of the Company’s total net accounts receivable at September 30, 2006.

Index
YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has not issued any such instruments since the effective date of this pronouncement.

In March of 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156).  SFAS 156 amends SFAS 140, ”Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, and (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for all servicing assets and liabilities as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company has no such servicing arrangements and, thus, the effect of adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial statements.

 In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of FIN 48 on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108,  “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements.  The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of this pronouncement did not have a material effect of the Company’s consolidated financial statements.

Index
YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The effect of adoption of SFAS 157 is not anticipated to have a material impact on the Company’s consolidated financial statements.

9.	SUBSEQUENT EVENTS

On March 29, 2007, the Company dismissed Moss Adams LLP (“Moss Adams”) as its independent public accountant. Also on March 29, 2007, the Company engaged Mayer Hoffman McCann P.C. (“MHM”) to replace Moss Adams as its independent public accountant. Both actions were approved by the Audit Committee of the Company’s Board of Directors.

Moss Adams became the Company’s independent public accountant when it combined with the Company’s previous independent public accountant, Epstein, Weber & Conover, P.L.C. (“EWC”), effective January 1, 2007. As such, Moss Adams was only involved in reviewing the Company’s financial statements for its fiscal quarter ended on December 31, 2006. The reports issued by EWC with respect to the Company’s financial statements for the past two fiscal years, which ended on September 30, 2005 and September 30, 2006, respectively, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended September 30, 2005 and September 30, 2006 (during which time EWC was the Company’s independent public accountant) and the subsequent interim period preceding the Company’s dismissal of Moss Adams (during which time Moss Adams was the Company’s independent public accountant), there were no disagreements between the Company and EWC or Moss Adams on any matters relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K during such periods.

During the two most recent fiscal years ended September 30, 2005 and September 30, 2006 and the subsequent interim period preceding the Company’s engagement of MHM, neither the Company nor anyone on its behalf consulted MHM regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered by MHM with respect to the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement between the Company and Moss Adams or a “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K.

Both Moss Adams and EWC furnished the Company with a letter addressed to the U.S.. Securities and Exchange Commission stating whether Moss Adams agrees with the above statements.

*                 *                      *

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended March 31, 2007, this  “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2006.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q, includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained herein include, but are not limited to our (i) our expectation that the settlement with the attorneys general will limit our exposure to significant legal fees and costs that may otherwise have been incurred; (ii) our expectation of expanding our telemarketing campaigns in the future and that such campaigns will be our primary source of sales and marketing expenditures; (iii) the belief that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next twelve months; and (iv) our expectation of continuing to grant restricted stock awards under our 2003 stock plan.

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

Attorneys’ General Settlement

During fiscal 2006, we received numerous inquiries from the attorneys general offices of several states investigating our promotional activities, specifically, the use of our check mailer for customer activation.  On December 14, 2006, we voluntarily entered into a settlement with thirty-four states’ attorneys general to address their inquiries and bring finality to the process.  We have voluntarily agreed to the following:

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

Index

Through March 31, 2007, we have paid the entire settlement fee, refunds totaling approximately $917,000 and  other related costs of approximately $341,000.

Customer Counts

The success of our business model is based on our ability to retain, add and efficiently bill our subscribers. The following represent our counts for billed listings over the last six quarters:

Quarter Ended	Average Billed Listings During Quarter	Gross Revenue	Returns & Allowances (% of Gross Revenue)	Net Revenues	Average Monthly Gross Revenue per Average Billed Listing
March 31st, 2007	77,411	$6,828,319	10.57%	$6,106,544	$29.40
December 31st, 2006	99,758	8,379,609	14.99%	7,123,683	$28.00
September 30th, 2006	130,627	10,672,074	21.90%	8,335,284	$27.23
June 30th, 2006	134,264	10,869,020	21.08%	8,577,639	$26.98
March 31st, 2006	116,622	9,823,663	18.59%	7,997,623	$28.08
December 31st, 2005	90,809	8,328,583	15.38%	7,047,401	$30.57

Due primarily to the terms of the attorneys’ general settlement, we experienced a decline in our average customer count during fiscal 2007 because of customer cancellations associated with the refund requests and our inability to activate approximately 20,000 potential customers that responded to our last activation check campaign.

Income Statement Reclassifications

During the second quarter of fiscal 2007, we have revisited our financial statement presentation.  As such, we have determined that it is preferable to reflect dilution and chargeback amounts as a reduction in net revenues, include depreciation and amortization in general and administrative expenses, and show expenses related to the attorneys general settlement as litigation and related expenses.  Previously, these amounts were respectively included in cost of services, shown as a separate expense item, and presented in other income (expense).  Our auditors have reviewed this change and concur with our current presentation.  All prior periods have been reclassified to conform to the current period presentation.

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

In fiscal 2007, as a result of the attorneys’ general settlement, we experienced an increase in customer cancellations associated primarily with customers billed through our ACH channel.  The net impact of this was to reduce our ACH revenues and, because we experienced a decline in ACH customer counts, this increased the relative percentage of customers that are billed through LEC channels.

During 2007, because we were no longer able to utilize activation check campaigns, we reduced our headcount associated with customer service representatives that previously reconfirmed activated customers and performed other service activities related to the check campaigns.  We also began to invest in the necessary infrastructure to expand our telemarketing campaigns in the future and made additional

The following represents a summary of recent financial results (certain amounts have been reclassified to conform to the current period presentation as described in Note 1 to our Unaudited Consolidated Financial Statements):

Index

	Q2 2007	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006
Net Revenues	$6,106,544	$7,123,683	$8,335,284	$8,577,639	$7,997,623	$7,047,401
Gross margin	5,324,346	6,296,874	7,047,642	7,843,120	7,410,733	6,510,430
Operating expenses	4,218,620	5,556,819	9,403,319	6,613,886	7,278,872	7,078,205
Operating income (loss)	1,105,726	740,055	(2,355,677)	1,229,234	131,861	(567,775)
Net income (loss)	626,262	485,198	(1,680,673)	826,847	129,998	(327,092)

_________________

(1) The following items are relevant to our recent quarterly operating results, each of which are further described herein:

•	Second quarter of fiscal 2007 – includes the reversal of approximately $200,000 of accrued expenses related to the attorneys’ general settlement.

•
First quarter of fiscal 2007 – includes approximately $1,000,000 of direct response advertising costs incurred in October 2006 for which we derived no substantial benefit based on the attorneys’ general settlement that was agreed to in December 2006.

•
Fourth quarter of fiscal 2006 – includes the following charges associated with the voluntary agreement with various regulatory agencies surrounding the use of activation checks (described in Recent Developments and Outlook above):

o	$2,000,000 accrual to cover regulatory and related expenses

o	$1,525,000 of accrued refunds, processing fees, legal and other related fees

•	Third quarter of fiscal 2006 – no significant unusual expenses were incurred.

•
Second quarter of fiscal 2006 – includes an increase of general and administrative expenses of approximately $80,000 related to separation costs with our former Chief Financial Officer and $39,000 related to separation costs with other employees.

•
First quarter of fiscal 2006 - includes an increase of general and administrative expenses totaling approximately $338,000 related to separation costs with our former Chief Executive Officer and an increase in other expenses associated with an additional expense of $162,000 relating to an outstanding legal matter.

The following represents the breakdown of net billings by channel during recent fiscal quarters:

	Q2 2007	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006
LEC billing	65%	55%	56%	55%	44%	31%
ACH billing	31%	41%	39%	39%	47%	56%
Direct billing	4%	4%	5%	6%	9%	12%

The higher percentage of LEC billings is directly related to the effects of the attorneys general settlement, as most of the customer cancellations were for customers billed through our ACH channel.

Index

Results of Operations

Net Revenues
	Net Revenues
	2007	2006	Change

Three Months Ended March 31,	$6,106,544	$7,997,623	$(1,891,079)
Six Months Ended March 31,	$13,230,227	$15,045,024	$(1,814,797)

The decrease in revenues for the three and six months ended March 31, 2007, as compared to March 31, 2006, was largely due to the effects of the attorneys general settlement as we experienced an increase in customer cancellations and were unable to activate a significant number of potential customers that had responded to our final activation check campaign that occurred in October 2006.

Although we have concentrations of risk with our billing aggregators (see Note 7 to our Unaudited Consolidated Financial Statements) these aggregators bill via many underlying LECs, thereby reducing our risk associated with credit concentrations.  However, there are a few LECs that service a significant number of our customers.  To the extent that future changes in their billing practices cause a disruption in our ability to bill through these channels, our revenues could be adversely affected.

The majority of our IAP customers pay between $27.50 and $39.95 per month.

Cost of Services

	Cost of Services
	2007	2006	Change

Three Months Ended March 31,	$782,198	$586,890	$195,308
Six Months Ended March 31,	$1,609,007	$1,123,861	$485,146

The increase in cost of services for the three and six months ended March 31, 2007, as compared to March 31, 2006, is largely due to an increase in LEC billing fees attributable to our wholesale accounts, which were not part of our marketing progrmas until the third quarter of fiscal 2006.

Gross Profit
	Gross Profit
	2007	2006	Change

Three Months Ended March 31,	$5,324,346	$7,410,733	$(2,086,387)
Six Months Ended March 31,	$11,621,220	$13,921,163	$(2,299,943)

The decrease in our gross profits was due to decreased net revenues due to the effects of the attorneys general settlement discussed above and an increase in cost of services fueled by our increased LEC billing  fees attributable to our wholesale accounts, also described above.

General and Administrative Expenses

	General and Administrative Expenses
	2007	2006	Change

Three Months Ended March 31,	$3,310,578	$4,081,619	$(771,041)
Six Months Ended March 31,	$6,781,364	$8,237,470	$(1,456,106)

Index

General and administrative expenses decreased for the quarter and six months ended March 31, 2007 compared to the quarter and six months ended March 31, 2006.  This decrease in general and administrative expenses is largely due to reductions in our workforce and other costs related to the cessation of call center activities and other administrative functions associated with our check activation campaigns which served to reduce our expenses for compensation and reconfirmation, mailing, billing, and other customer-related costs.  During the quarter ended March 31, 2006 we incurred a  charge of $119,000 associated with the termination of our former Chief Financial Officer and various other employees.  We also incurred a charge of $337,500 in the six months ended March 31, 2006 associated with the termination of our former Chief Executive Officer.  These decreases were partially offset by increased travel costs related to investor relations campaigns and an increase in operational consulting fees.

Our general and administrative expenses consist largely of fixed expenses such as compensation, depreciation, rent, utilities, etc.  Therefore, we do not consider short-term trends of general and administrative expenses as a percent of revenues to be meaningful indicators for evaluating operational performance.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q2 2007	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006
Compensation for employees, leased employees, officers and directors	$1,877,103	$1,873,582	$2,073,646	$1,908,099	$2,476,713	$2,476,713
Professional fees	495,459	678,089	697,784	649,706	479,696	416,088
Reconfirmation, mailing, billing and other customer-related costs	34,042	23,715	39,180	245,597	396,883	491,947
Depreciation and amortization	364,724	336,887	316,688	351,342	369,519	397,005
Other general and administrative costs	539,250	558,513	411,225	326,405	358,808	374,098

Included in compensation for employees, leased employees, officers and directors is stock compensation, which is the amortization of estimated value for our stock  grants under our 2003 Restricted Stock Plan.   For the quarter ended March 31, 2007, this expense was approximately $467,000 as compared to approximately $471,000 for the same period in fiscal 2006.  For the six months ended March 31, 2007, this expense was approximately $835,000 as compared to $917,000  for the six months ended march 31, 2006.

Included in other general and administrative costs are expenses for facilities, utilities, telephone, communications, insurance, travel, office-related, investor relations and other miscellaneous charges.

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2007	2006	Change

Three Months Ended March 31,	$1,108,760	$3,207,315	$(2,098,555)
Six Months Ended March 31,	$3,194,793	$5,957,802	$(2,763,009)

As discussed in Note 2 to our Unaudited Consolidated Financial Statements, we enacted a change in accounting principle in the fourth quarter of fiscal 2006 to expense customer acquisition costs when they are incurred and have retroactively restated all prior periods presented to reflect such a change.

Sales and marketing expenses decreased in the quarter and six months ended March 31, 2007 as compared to the quarter and six months ended March 31, 2006 primarily due to the cessation of activation checks in November 2006.  As previously discussed, in connection with the attorneys’ general settlement, we have ceased utilizing activation checks.  However, we did incur approximately $1,000,000 of expenses in the first quarter of fiscal 2007 associated with check mailers for which we derived no substantial benefit based on the attorneys’ general settlement described above.  Funds previously spent on mail campaigns will be earmarked toward other marketing efforts in the future.  We expect telemarketing campaigns to be our primary source of sales and marketing expenditures in fiscal 2007.

Index

Litigation and Related Expenses

	Litigation and Related Expenses
	2007	2006	Change

Three Months Ended March 31,	$(200,718)	$(10,062)	$(190,656)
Six Months Ended March 31,	$(200,718)	$161,804	$(362,522)

Litigation and related expenses for the three and six months ended March 31, 2007 relate to the reversal of a portion of the accruals for refunds and other costs that were recorded in the fourth quarter of fiscal 2006 associated with the attorneys’ general settlement.  Litigation and related expenses for the three and six months ended March 31, 2006 relate to adjustments for legal accruals related to the settlement of a dispute with a former vendor.

Operating Income (Loss)
	Operating Income (Loss)
	2007	2006	Change

Three Months Ended March 31,	$1,105,726	$131,861	$973,865
Six Months Ended March 31,	$1,845,781	$(435,913)	$2,281,694

Our operating income increased substantially in the three and six months ended March 31, 2007 as compared to 2006 due primarily to decreases in sales and marketing and general and administrative expenses as well as a reversal of a portion of our litigation related accruals, offset by decreases in gross profit, each of which is described above.

Income Tax Benefit (Provision)

	Income Tax Benefit (Provision)
	2007	2006	Change

Three Months Ended March 31,	$(564,617)	$(57,303)	$(507,314)
Six Months Ended March 31,	$(912,773)	$160,422	$(1,073,195)

The changes in our income tax benefit (provision) for the three and six months ended March 31, 2007 as compared to the three and six months ended March 31, 2006 are due primarily to our change in profitability.   However, we also incurred an additional $112,000 and $135,000 of income tax expense for the three and six months ended March 31, 2007, respectively, due to book-tax differences in the recognition of restricted stock awards.  During these periods, a portion of our restricted stock awards had vested and, due to declines in our stock price from grant date to vest date, the tax effects of the vesting of these awards were less than the carrying value of our related deferred tax assets.

Net Income (Loss)

	Net Income (Loss)
	2007	2006	Change

Three Months Ended March 31,	$626,262	$129,998	$496,264
Six Months Ended March 31,	$1,111,460	$(197,094)	$1,308,554

The increase in net income for the three and six months ended March 31, 2007 as compared to the three and six months ended March 31, 2006 is primarily due to reduced general and administrative and sales and marketing expenses, and increased other income, offset by decreased gross profit and increased income tax expense, each of which is described above.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $604,782 to $251,265 for the first six months of fiscal 2007, compared to $856,046 for the first six months of fiscal 2006.  This was due primarily to the payment of our $2,000,000 settlement fee with the attorneys general, $917,000 of related refunds and approximately $300,000 of legal and other related costs associated with the settlement, partially offset by an increase in net income and changes in operating assets and liabilities.

Index

Our primary source of cash inflows is net remittances from our billing channels, including LEC billings and ACH billings.  For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process.  The billing service aggregators generally do not remit funds until they are collected.  Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates.  Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense.  These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time.  We classify these holdback reserves as current or long-term receivables on our balance sheet, depending on when they are scheduled to be remitted to us.  For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission.  Additionally, the net receivable due from three of our billing services providers represented 26%, 22% and 21%, respectively, of our total net accounts receivable (excluding non-specific reserves) at March 31, 2007. The net receivable due from such billing services providers represented 27%, 27% and 27%, respectively, of our total net accounts receivable at September 30, 2006.

Our most significant cash outflows include payments for marketing expenses and general operating expenses.   Marketing costs have historically included direct response mailing costs and telemarketing costs, but we no longer expect to incur significant mailing costs in the future due to the attorneys’ general settlement.  Funds previously spent on mail campaigns will be earmarked toward other marketing efforts in the future.  General operating cash outflows consist of payroll costs, professional fees income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.  We utilize non-cash compensation awards through grants of restricted stock under our 2003 Stock Plan and expect to continue to utilize such awards in the future.

Cash used for investing activities was $733,354 for the six months ended March 31, 2007, consisting of $502,487 of expenditures for intangible assets for website licenses, website development costs, online customer service and customer relationship management software, $172,602 of equipment purchases, and increases in certificates of deposits and other investments of $58,265.  During the six months ended March 31, 2006, cash used for investing activities was $160,352, consisting of $113,403 of website development costs, $14,746 for equipment purchases and $32,203 for purchases of certificates of deposits and other investments.

There were no financing cash flows for the six months ended March 31, 2007.  For the six months ended March 31, 2006, cash flows used in financing activities consisted of $134,418 of acquisitions of our common stock through our stock repurchase program.

We had working capital of $14,907,120 as of March 31, 2007, compared to $13,908,560 as of September 30, 2006.  During the six months ended March 31, 2007, total current assets declined by approximately $2.9 million while total current liabilities decreased by approximately $3.9 million.  The decline in current assets was primarily attributable to an approximate $2.2 million reduction in net accounts receivable and an approximate $1.5 million decline in deferred tax asset partially offset by a $1.1 million increase in income tax receivable.  Accounts receivable declined primarily due to collections and lower revenues.  Deferred tax assets declined primarily due to  payments made in connection with attorneys general settlement, vesting of restricted stock  and a reduction in accounts receivable reserves.  Our increase in income tax receivable is attributable to estimated tax payments that exceeded our tax liability as we made payments based on book income, whereas, after utilization of certain deferred tax items, we did not owe any taxes for the six months ended March 31, 2007.

Until April 1, 2005, we were contractually obligated to pay a $0.01 per share dividend each quarter, subject to compliance with applicable laws, to all common stockholders, including those who hold unvested restricted stock.  We are no longer required to pay quarterly dividends to our common shareholders.  Future dividend payments will be evaluated by the Board of Directors based upon earnings, capital requirements and financial position, general economic conditions, alternative uses of capital and other pertinent factors.

During the second quarter of fiscal 2006, the Company entered into a contractual arrangement with an attorney to provide contracted legal services. Under the terms of the agreement , the Company is obligated to make future payments over the next two years totaling $141,750 in exchange for future services. Such amounts have not been accrued in the accompanying consolidated financial statements as such payments are for future services.  The Company has expensed all amounts related to services rendered through March 31, 2007.

Index

During the third quarter of  fiscal 2006, the Company entered into a contractual arrangement with a consulting firm to provide strategic and operational related consulting services.  Under the terms of the agreement, the Company is obligated to make future payments through February 2010 that vary based on the Company’s billed customer count, subject to a minimum of $20,000 per month.  Current payments are approximately $65,000 per month.  Such amounts have not been accrued in the accompanying consolidated financial statements as such payments are for future services.  The Company has  expensed all amounts related to services rendered through March 31, 2007.

During the fourth quarter of fiscal 2006, we entered into a contractual arrangement with an information technology company to provide information technology consulting services.  Under the terms of the agreement, we are obligated to make future payments of $29,500 per month through September 2009.  Such amounts have not been accrued in the accompanying consolidated financial statements as such payments are for future services.  We have expensed all amounts related to services rendered through March 31, 2007.

The following table summarizes our contractual obligations at March 31, 2007 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2007	2008	2009	2010	2011	Thereafter
Operating lease commitments	$625,865	$144,950	$159,899	$116,733	$116,733	$87,550	$-
Noncanceleable service contracts	1,726,750	391,500	641,250	594,000	100,000	-	-
	$2,352,615	$536,450	$801,149	$710,733	$216,733	$87,550	$-

We have no off-balance sheet arrangements at March 31, 2007.

We believe that our existing cash on hand and cash flow from operations will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

*                      *                      *

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2007, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the periods set forth in this report) or commodity price risk.

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

Index

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Note 4 of the Company’s Notes to Unaudited Consolidated Financial Statements

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders at our annual stockholders meeting held on February 8, 2007:

•	Election of Joseph Cunningham, Daniel L. Coury, Sr., Richard Butler, Benjamin Milk and Elisabeth DeMarse to the Company’s board of directors.

•	Approval of an amendment to the YP Corp. 2003 Stock Plan to increase the number of shares authorized for issuance under the plan from 5,000,000 shares to 8,000,000 shares.

•
Amendment to and restatement of the Company’s articles of incorporation to provide for the classification of the board of directors into three classes of directors, each with staggered three-year terms.

•	Ratification of the appointment of Epstein, Weber & Conover, P.L.C. as the Company’s independent auditor for the fiscal year ending September 30, 2007.

Election of Directors

The allocation of votes for the election of the nominees to the board of directors was as follows:

Nominee	Class (Term expires)	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Joseph Cunningham	I (2010)	45,004,286	856,144	N/A
Daniel L. Coury, Sr.	I (2010)	48,231,766	137,244	N/A
Richard Butler	II (2009)	46,207,366	61,644	N/A
Benjamin Milk	II (2009)	46,194,866	74,144	N/A
Elisabeth DeMarse	III (2008)	46,204,866	64,144	N/A

Approval of Amendment to YP Corp. 2003 Stock Plan

The allocation of votes with respect to the proposed amendment to the YP Corp. 2003 Stock Plan was as follows:

	Votes For	Votes Against	Abstentions and Broker Non-Votes
Proposal to Increase the Number of Shares Authorized for Issuance Under the YP Corp. 2003 Stock Plan from 5,000,000 shares to 8,000,000 shares	15,454,650	12,880,749	20,033,611

Index

Amendment to Articles of Incorporation – Classification of Board of Directors

The allocation of votes with respect to the proposed amendment to the Company’s articles of incorporation was as follows:

	Votes For	Votes Against	Abstentions and Broker Non-Votes
Proposal to Amend the Articles of Incorporation to Classify the Board of Directors Into Three Classes of Directors with Staggered Three-Year Terms	9,910,131	18,420,702	20,033,177

Ratification of Independent Auditors

The allocation of votes for the ratification of Epstein, Weber & Conover, P.L.C. as the Company’s independent auditor for the fiscal year ending September 30, 2007 was as follows:

	Votes For	Votes Against	Abstentions and Broker Non-Votes
Proposal to Ratify Epstein, Weber & Conover, P.L.C. as the Company’s Independent Auditor	48,174,996	164,014	25,000

The proposals above are described in detail in the Company’s definitive proxy statement dated January 9, 2007, for the Annual Meeting of Stockholders held on February 8, 2007.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YP CORP.

Dated: May 15 , 2007	/s/ Gary L. .Perschbacher
Gary L. Perschbacher
Chief Financial Officer