Form 10-Q
period 2007-06-30
YP CORP
filed 2007-08-15
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of August 13, 2007 was 67,167,905 shares of common stock, par value $.001.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

YP CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	September 30, 2006
	(unaudited)

Assets
Cash and cash equivalents	$10,248,103	$6,394,775
Certificates of deposit and other investments	-	3,082,053
Accounts receivable, net of allowance of $1,756,411 in 2007 and $3,034,504 in 2006	7,004,356	8,015,600
Prepaid expenses and other current assets	340,178	235,250
Income tax receivable	805,898	-
Deferred tax asset	311,788	1,781,736
Total current assets	18,710,323	19,509,414
Accounts receivable, long term portion, net of allowance of $78,111 in 2007 and $234,445 in 2006	1,484,114	1,140,179
Property and equipment, net	239,260	178,883
Deposits and other assets	105,766	91,360
Intangible assets, net	7,538,002	5,722,604
Goodwill	7,389,951	-
Deferred tax asset, long term	4,860,699	1,334,787
Total assets	$40,328,115	$27,977,227

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$1,075,426	$773,653
Accrued liabilities	1,923,941	4,565,439
Income taxes payable	-	261,762
Total current liabilities	2,999,367	5,600,854
Total liabilities	2,999,367	5,600,854
Commitments and contingencies
Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 100,000,000 shares authorized, 67,167,905 and 50,021,594 issued and outstanding in 2007 and 2006, respectively	67,168	50,022
Treasury stock (2,843,416 shares carried at cost)	(2,407,158)	(2,407,158)
Paid in capital	22,954,324	9,395,044
Retained earnings	16,703,548	15,327,599
Total stockholders' equity	37,328,748	22,376,373

Total liabilities and stockholders' equity	$40,328,115	$27,977,227

See accompanying notes to unaudited consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30,		Nine Months ended June 30,
	2007	2006	2007	2006

Net revenues	$5,989,437	$8,577,640	$19,219,664	$23,622,664
Cost of services	711,258	734,519	2,320,265	1,858,380
Gross profit	5,278,179	7,843,121	16,899,399	21,764,284

Operating expenses:
General and administrative expenses	3,399,803	3,481,148	10,181,167	11,718,618
Sales and marketing expenses	1,302,015	3,132,737	4,496,808	9,090,539
Litigation and related expenses	-	-	(200,718)	161,804
Total operating expenses	4,701,818	6,613,885	14,477,257	20,970,961
Operating income	576,361	1,229,236	2,422,142	793,323
Other income (expense):
Interest income	68,914	67,127	233,611	157,641
Other income (expense)	537	(9,172)	14,292	(21,289)
Total other income (expense)	69,451	57,955	247,903	136,352

Income before income taxes	645,812	1,287,191	2,670,045	929,675
Income tax provision	(379,407)	(460,343)	(1,292,180)	(299,921)
Net income	$266,405	$826,848	$1,377,865	$629,754

Net income per common share:
Basic	$0.01	$0.02	$0.03	$0.01
Diluted	$0.01	$0.02	$0.03	$0.01

Weighted average common shares outstanding:
Basic	50,242,285	44,642,094	47,156,300	44,748,047
Diluted	52,625,539	46,536,736	49,412,720	45,694,457

See accompanying notes to unaudited consolidated financial statements.

YP CORP. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,377,865	$629,754
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,098,370	1,117,865
Stock-based compensation	1,169,543	1,325,509
Issuance of common stock as compensation for services	78,837	-
Noncash compensation expense to Chief Executive Officer	88,680	-
Deferred income taxes	1,489,654	(841,652)
Loss on disposal of property, plant and equipment	4,128	-
Change in allowance for uncollectible accounts	(1,434,426)	1,559,569
Changes in operating assets and liabilities:
Restricted cash	-	500,000
Accounts receivable	2,230,324	(4,161,895)
Prepaid and other current assets	(81,751)	43,095
Deposits and other assets	(3,560)	(33,409)
Accounts payable	(780,990)	445,424
Accrued liabilities	(2,928,662)	(168,032)
Income taxes receivable	(1,067,660)	300,367

Net cash provided by operating activities	1,240,352	716,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases/redemptions of certificates of deposits and other investments	3,082,053	(1,050,557)
Acquisition of business, net of cash acquired	397,876	-
Expenditures for intangible assets	(674,580)	(166,804)
Purchases of equipment	(192,373)	(17,686)

Net cash provided by (used in) investing activities	2,612,976	(1,235,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	-	(134,418)

Net cash used in financing activities	-	(134,418)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,853,328	(652,870)

CASH AND CASH EQUIVALENTS, beginning of period	6,394,775	6,114,311

CASH AND CASH EQUIVALENTS, end of period	$10,248,103	$5,461,441

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Issuance of common stock for acquisition of LiveDeal, Inc.	$12,328,045	$-

See accompanying notes to unaudited consolidated financial statements

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of YP Corp., a Nevada Corporation, and its wholly owned subsidiaries (collectively the “Company”).  The Company is an Internet-based provider of yellow page directories and online local classified ads on or through www.YP.com, www.YP.net, www.Yellow-Page.net, and www.livedeal.com.  No material or information contained on these websites is a part of these notes or this Quarterly Report on Form 10-Q.  All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements as of June 30, 2007 and for the three and nine months ended June 30, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2006 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

The Company completed its acquisition of LiveDeal, Inc. (“LiveDeal”) on June 6, 2007.  The results of operations for the three and nine months ended June 30, 2007 included in the accompanying unaudited statements of operations include LiveDeal operating results from June 6, 2007 through June 30, 2007.  The unaudited consolidated balance sheet at June 30, 2007 includes LiveDeal assets and liabilities acquired as of June 6, 2007 as well as a preliminary allocation of the purchase price.  Further discussions of this transaction can be found under “LiveDeal, Inc. Acquisition” in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 4 to the unaudited consolidated financial statements.

Due to the short term nature and market rates of interest for the certificates of deposit and other investments, the carrying value (cost) approximates the fair value for these investments.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been used by management throughout the preparation of the consolidated financial statements including in conjunction with establishing allowances for customer refunds, non-paying customers, dilution and fees, analyzing the recoverability of the carrying amount of intangible assets, estimating forfeitures of restricted stock and evaluating the recoverability of deferred tax assets.  Actual results could differ from these estimates.

Certain prior period amounts have been revised to conform to the current period presentation as follows:

•
Accrued refunds and fees of $1,250,000 relating to the Attorneys’ General settlement described in Note 5 have been reclassified from accounts receivable, net to accrued liabilities in the accompanying consolidated balance sheet as of September 30, 2006.

•
Certain miscellaneous receivables totaling $23,819 at September 30, 2006 were reclassified from prepaid expenses and other current assets to accounts receivable, net in the accompanying consoldated balance sheet

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

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These changes had no impact on previously reported net income or stockholders’ equity.  While the other changes are self-evident, the following table sets forth the impact of reclassifying dilution and charge backs on the Company’s consolidated statements of operations:

Statements of Operations	Three Months Ended June 30, 2006
	As Originally Reported	As Adjusted	Effect of change
Net revenues	$10,172,705	$8,577,640	$(1,595,065)
Cost of services	$2,329,584	$734,519	$(1,595,065)
Gross profit	$7,843,121	$7,843,121	$-

	Nine Months Ended June 30, 2006
	As Originally Reported	As Adjusted	Effect of change
Net revenues	$26,798,677	$23,622,664	$(3,176,013)
Cost of services	$5,034,393	$1,858,380	$(3,176,013)
Gross profit	$21,764,284	$21,764,284	$-

2.  ACCOUNTING CHANGES IN 2006

Prior to fiscal 2006, the Company capitalized customer acquisition costs and amortized them on a straight-line basis over the average expected life of the related customers. The majority of the capitalized customer acquisition costs related to the Company’s mailing campaigns.  During fiscal 2006, the Company began increasing its expenditures for telemarketing campaigns.  The capitalization of such costs requires that the Company amortize them over the average expected life of acquired customers on a cost-pool by cost-pool basis; however, the Company’s systems were not equipped to monitor customer lives by method of acquisition.  Therefore, the Company was unable to determine the average expected life of those customers acquired via telemarketing versus those acquired via mailing campaigns and cannot assess the value of the future benefits.  As the Company could not effectively evaluate such costs on a cost-pool by cost-pool basis, the Company determined in fiscal 2006 that the preferable method of accounting for these costs was to expense them when incurred.  The Company received a preferabilty letter from its predecessor auditors relating to this change.  The Company enacted this change in accounting principle during the fourth quarter of fiscal 2006 and, in accordance with Statement of Financial Accounting Standards (SFAS) 154, in the Company’s 10-K for the year ended September 30, 2006, the Company restated all periods presented to reflect this new method of accounting for such costs.

The following tables set forth the impact of such a change on the Company’s previously reported financial results:

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statements of Operations	Three Months Ended June 30, 2006
	As Originally Reported	As Adjusted	Effect of change
Sales and marketing expense	$2,485,950	$3,132,737	$646,787
Income tax expense (benefit)	$701,990	$460,343	$(241,647)
Net income (loss)	$1,231,987	$826,848	$(405,139)
Net income (loss) per common share:
Basic	$0.03	$0.02	$(0.01)
Diluted	$0.03	$0.02	$(0.01)

	Nine Months Ended June 30, 2006
	As Originally Reported	As Adjusted	Effect of change
Sales and marketing expense	$6,134,854	$9,090,539	$2,955,685
Income tax expense (benefit)	$1,404,198	$299,921	$(1,104,277)
Net income (loss)	$2,481,158	$629,754	$(1,851,404)
Net income (loss) per common share:
Basic	$0.06	$0.01	$(0.05)
Diluted	$0.05	$0.01	$(0.04)

Statement of Cash Flows	Nine Months Ended June 30, 2006
	As Originally Reported	As Adjusted	Effect of change
Net income (loss)	$2,481,158	$629,754	$(1,851,404)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	$262,627	$(841,652)	$(1,104,279)
Changes in assets and liabilities:
Customer acquisition costs	$(2,955,683)	$-	$2,955,683
Net cash provided by operating activities	$716,595	$716,595	$-

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	June 30, 2007
	Current	Long-Term	Total
Gross accounts receivable	$8,760,768	$1,562,225	$10,322,993
Allowance for doubtful accounts	(1,756,412)	(78,111)	(1,834,523)
Net	$7,004,356	$1,484,114	$8,488,470

	September 30, 2006
	Current	Long-Term	Total
Gross accounts receivable	$11,050,104	$1,374,624	$12,424,728
Allowance for doubtful accounts	(3,034,504)	(234,445)	(3,268,949)
Net	$8,015,600	$1,140,179	$9,155,779

Components of allowance for doubtful accounts are as follows:
	June 30, 2007		September 30, 2006
Allowance for dilution and fees on amounts due from billing aggregators	$1,320,531		$2,465,423
Allowance for customer refunds	513,992		803,526
	$1,834,523		$3,268,949

Property and equipment:	June 30, 2007		September 30, 2006
Leasehold improvements	$448,551		$447,681
Furnishings and fixtures	309,079		296,074
Office and computer equipment	1,157,330		1,055,545
Total	1,914,960		1,799,300
Less: Accumulated depreciation	(1,675,700)		(1,620,417)
Property and equipment, net	$239,260		$178,883

Intangible assets:	June 30, 2007		September 30, 2006
Domain name	$5,708,600		$5,708,600
Non-compete agreements	3,465,000		3,465,000
Website development	1,084,716		1,009,356
Software licenses	1,024,781		427,635
Marketing-related intangibles - LiveDeal, Inc.	1,500,000		-
Technology-related intangibles - LiveDeal, Inc.	630,000		-
Total	13,413,097		10,610,591
Less: Accumulated amortization	(5,875,095)		(4,887,987)
Intangible assets, net	$7,538,002		$5,722,604

Accrued liabilities:	June 30, 2007		September 30, 2006
Litigation accrual, including customer refunds	16,875		3,525,000
Deferred revenue	328,949		188,399
Accrued payroll and bonuses	817,646		187,973
Accrued expenses - other	760,471		664,067
Accrued liabilities	$1,923,941		$4,565,439

During fiscal 2007, the Company implemented additional quality control procedures to reduce the number of unbillable accounts through its Local Exchange Carrier (“LEC”) channels.  This change permitted the Company to identify certain accounts that were unbillable prior to submission of billing records to LECs.  This change served to reduce both the gross accounts receivable and the related allowance from September 30, 2006 to June 30, 2007.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2007, the decrease in the litigation accrual was attributable to the payment of the settlement fee, refunds and other expenses attributable to the Attorneys’ General settlement described in Note 5 as well as the reversal of approximately $200,000 of accruals based on revised estimates of future payment obligations.

During fiscal 2007, the increase in intangible assets is related primarily to the acquisition of certain intangible assets in connection with the business acquisition described in Note 4.

4.   ACQUISITION OF LIVEDEAL, INC.

On June 6, 2007, the Company acquired all of the outstanding common and preferred stock of LiveDeal, Inc. ("LiveDeal") in exchange for 15,054,808 shares of Common Stock. In addition, the Company issued an aggregate of 231,547 shares of restricted Common Stock in exchange for the cancellation of all outstanding LiveDeal options and warrants. Finally, the Company agreed to issue an additional 1,463,706 shares of Company Stock in exchange for the cancellation of $1,021,666 of LiveDeal debt. Immediately following the transaction, LiveDeal became be a wholly-owned subsidiary of the Company.

LiveDeal has developed and operates an online local classifieds marketplace, www.livedeal.com which has more than a million goods and services listed for sale, in almost every city and zip code across the U.S. LiveDeal offers such classifieds functionality as fraud protection, identity protection, e-commerce, listing enhancements, photos, community-building, package pricing, premium stores, featured Yellow Page business listings and advanced local search capabilities. Additionally, the LiveDeal technology lets consumers search or browse for items in a particular city, state or zip code.

At the site, users can search classifieds in any region, and can look up businesses in a yellow pages database. As with most such classified ad sites, users are offered a search window, and a listing of subcategories. It appears that sales are made directly between the user (buyer) and seller, and an "email the seller" link is provided to assist in this process.

Among the interesting features of LiveDeal’s site is "Local AdWiz", which is a classifieds and yellow pages distribution network, turning any web site or blog into a unique and localized classifieds and yellow pages site in seconds. AdWiz gives website publishers fresh local content and an instant revenue stream. Local AdWiz pulls from millions of classified and yellow page listings across multiple categories from people in cities and towns all over the U.S. AdWiz enables the listings to be republished dynamically on any website within seconds.

The aggregate purchase price of LiveDeal was approximately $12,741,000, consisting of approximately $12,328,000 of stock-based consideration and approximately $413,000 of acquisition-related expenses.  The value of the combined 16,750,061 shares of Common Stock granted in the transaction was determined based on the average closing market price of the Common Stock over the two day period before and after the effective date of the acquisition.  The purchase price was determined based on an average of valuation estimates utilizing  comparable companies, precedent transactions and discounted cash flow techniques.  There are no contingent payments or commitments specified in the agreement, except with respect to the employment agreement described in Note 5.

The following table sets forth the preliminary allocation of the acquisition cost, including acquisition-related expenses, to the assets acquired and liabilities assumed, based on their estimated fair values:

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Current assets	$962,877
Property, plant and equipment	70,000
Goodwill	7,389,951
Intangible assets	2,130,000
Deferred tax assets	3,545,618
Other non-current assets	10,846
Total assets acquired	14,109,292

Current liabilities	1,368,012
Total liabilities assumed	1,368,012
Net assets acquired	$12,741,280

The amounts in the preceeding table are preliminary based on the following:

•	The Company is awaiting the final valuation report on its intangible assets and property, plant and equipment
•	The Company is performing further analysis of the realizability of the acquired deferred tax assets
•	Included in the preliminary purchase price are estimated accruals for service providers for which the Company has not received final invoices.

The Company does not expect the goodwill to be tax-deductible.  As the Company only operates one reportable segment, the entire goodwill balance has been allocated to that segment.

The Company has estimated the fair value of LiveDeal’s identifiable intangible assets as $2,130,000, allocated as follows:

	Estimated Fair Value	Average Remaining Useful Life
Asset class:
Marketing-based intangible assets	$1,500,000	20 years
Technology-based intangible assets	630,000	5 years
	$2,130,000

Marketing-based intangible assets include trademarks, tradenames and internet domain names, whereas technology-based intangible assets include computer software, technology, databases, and trade secrets.

The following table provides pro forma results of operations for the three and nine months ended June 30, 2007 and 2006 as if LiveDeal had been acquired as of the beginning of each period presented.  The pro forma results include certain purchase accounting adjustments such as the estimated changes in amortization expense on acquired intangible assets, increased compensation expense resulting from the contractual obligation for Mr. Navar’s salary (described in Note 5) and the elimination of interest expense on borrowings that were satisfied through the acquisition.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of LiveDeal.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Net revenues	$6,410,361	$8,927,758	$20,936,377	$24,504,481

Net loss	$(1,118,971)	$(838,996)	$(2,165,640)	$(4,206,867)

Diluted net loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.07)

5.  COMMITMENTS AND CONTINGENCIES

At June 30, 2007, future minimum annual lease payments under operating lease agreements for fiscal years ended September 30 are as follows:

2007	$102,459
2008	251,378
2009	124,633
2010	123,795
2011	93,183
Thereafter	337
$695,785

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, results of operations, cash flows or liquidity.

In the past, the Company has received inquiries from the Attorneys General offices of several states investigating its promotional activities, specifically, the use of its check mailer for customer activation.  On December 14, 2006, the Company voluntarily entered into a settlement with 34 states’ Attorneys General to address their inquiries and bring finality to the process.  The Company voluntarily agreed to the following:

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

Through June 30, 2007 the Company paid the settlement fee of $2,000,000, refunds totaling approximately $902,000 and other related costs of approximately $376,000.  During the second quarter of fiscal 2007, the Company reversed approximately $200,000 of accrued refunds and other costs, which is included in litigation and related expenses in the accompanying unaudited consolidated statement of operations.   The remaining accrual of approximately $17,000, for estimated future administrative costs related to this settlement, is included in accrued liabilities in the accompanying unaudited consolidated balance sheet at June 30, 2007.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Change in Officers and Employment Agreement

Effective June 6, 2007, the Company appointed Rajesh Navar, 39, President of the Company. Mr. Navar brings to the Company over 16 years of experience in building high technology and Internet companies and was an original member of the engineering and management teams at eBay and other Internet companies.  Prior to founding LiveDeal, Mr. Navar joined eBay in 1998, a start-up at that time, as a senior member of the engineering team. In September 2005, Mr. Navar was honored among Silicon Valley Business Journal's chronicle of "40 under 40" people to watch.  Mr. Navar holds a Master's in Business Management (Sloan Fellow) from Stanford University's Graduate School of Business, a M.S. in Electrical Engineering from Iowa State University and a Bachelor of Engineering in Electronics Engineering from Bangalore University in Bangalore, India.

In connection with acquisition described in Note 4 above, the Company entered into a three-year employment agreement with Mr. Navar. The agreement provides for a base salary of $300,000 per year plus participation in the Company's health, disability and dental benefits, insurance programs, pension and retirement plans, and all other employee benefit and compensation arrangements available to other senior officers of the Company. Commencing in the second year, Mr. Navar's annual salary will be increased on an annual basis at a rate of at least 10% of the preceding year's annual salary. The Company will also reimburse Mr. Navar for all business expenses incurred by him in connection with his employment with the Company.

The agreement also provides that, if Mr. Navar's employment is terminated as a result of his death, disability, for Cause (as defined in the agreement), the agreement otherwise expires, or for any reason other than Good Reason (as defined in the agreement), Mr. Navar or his estate, conservator or designated beneficiary, as the case may be, will be entitled to payment of any earned but unpaid annual salary for the year in which Mr. Navar's employment is terminated through the date of termination, as well as any accrued but unused vacation, reimbursement of expenses, and vested benefits to which Mr. Navar is entitled in accordance with the terms of each applicable benefit plan. In the event Mr. Navar's employment is terminated for any other reason or if Mr. Navar terminates his own employment for Good Reason on or before the expiration of the Agreement, and provided that Mr. Navar executes a valid release of any and all claims that Mr. Navar may have relating to his employment against the Company, Mr. Navar will be entitled to receive any earned but unpaid annual salary for the year, any accrued but unused vacation, reimbursement of expenses and vested benefits to which Mr. Navar is entitled in accordance with the terms of each applicable benefit plan, plus a lump sum amount equal to three months of annual salary that Mr. Navar would receive under the agreement if his employment with the Company had not been terminated.

In addition, in the event Mr. Navar's employment is terminated as a result of his death, Mr. Navar's estate, conservator or designated beneficiary, as the case may be, will be entitled to receive, in addition to Mr. Navar's accrued salary and benefits through the date of death, a lump sum payment equivalent to three months of Mr. Navar's annual salary in effect at the time of death.

On June 6, 2007, the Company also entered into a Noncompetition, Nondisclosure, and Nonsolicitation Agreement with Mr. Navar, which provides that Mr. Navar will not: (i) disclose the Company's confidential information; (ii) compete with the Company until the third anniversary of the agreement or for one year after his employment or service to the Company is terminated (unless he is terminated for Cause or Good Reason), whichever is longer; (iii) solicit employees of the Company until the second anniversary of the agreement or for one year after his employment or service to the Company is terminated, whichever is longer; and (iv) solicit clients of the Company until the third anniversary of the agreement or for one year after his employment or service to the Company is terminated (unless he is terminated for Cause or Good Reason), whichever is longer.

Other Contractual Commitments

During the second quarter of fiscal 2006, the Company entered into a contractual arrangement with an attorney to provide in-house legal services.  Under the terms of the agreement, the Company is obligated to make future payments over the remainder of the contract, which expires in fiscal 2008, totaling $94,500 in exchange for future services.  Such amounts have not been accrued in the accompanying consolidated financial statements as such payments are for future services.  The Company has expensed all amounts related to services rendered through June 30, 2007.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of fiscal 2006, the Company entered into a contractual arrangement with a consulting firm to provide strategic and operational related consulting services.  Under the terms of the agreement, the Company is obligated to make future payments through February 2010 that vary based on the Company’s billed customer count, subject to a minimum of $20,000 per month.  Current payments are approximately $62,000 per month.  Such amounts have not been accrued in the accompanying consolidated financial statements as such payments are for future services.  The Company has expensed all amounts related to services rendered through June 30, 2007.

During the fourth quarter of fiscal 2006, the Company entered into a contractual arrangement with an information technology company to provide information technology consulting services.  Under the terms of the agreement, the Company is obligated to make future monthly payments of $29,500 through September 2009.  Such amounts have not been accrued in the accompanying consolidated financial statements as such payments are for future services.  The Company has expensed all amounts related to services rendered through June 30, 2007.

On February 2, 2007, LiveDeal and CBS Television Stations Digital Media Group (“CBS”) entered into a Co-Branded Website License Agreement (the “Agreement”).  Under the Agreement, LiveDeal granted to CBS a license to use, display, publish, distribute and transmit the “Co-Branded Website” (content available at www.livedeal.com) in exchange for a recurring monthly fee and a percentage of the revenues derived from the website.   The Agreement provides for an initial term of 12 months.  In addition, either party may terminate the Agreement immediately for cause in the event that the other party (i) ceases to do business; (ii) breaches a material provision of the Agreement and fails to cure such breach within 30 days of receiving written notice thereof; or (iii) becomes insolvent or enters bankruptcy proceedings.

6.  INCOME TAXES

The Company provides for income taxes based on the provisions of SFAS No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. The Company records, among other items, deferred tax assets related to book-tax differences in the recognition of restricted stock awards to officers, directors, employees and consultants.  During the three and nine months ended June 30, 2007, a portion of our restricted stock awards had vested and, due to declines in our stock price from grant date to vest date, the tax effects of the vesting of these awards were less than the carrying value of our related deferred tax assets.  Accordingly, the Company incurred an additional $145,000 and $279,000 of income tax expense for the three and nine months ended June 30, 2007, related to the write-off of these deferred tax assets.

Excluding the effects of the acquisition described in Note 4, the Company’s net deferred tax assets have been reduced by approximately $1.5 million during the nine months ended June 30, 2007 due to the utilization of deferred tax assets related to accruals for the Attorneys’ General settlement and the Company’s provision for doubtful accounts.

During the nine months ended June 30, 2007, the Company made estimated tax payments based primarily on the Company’s book income.  However, because of the utilization of certain deferred tax assets, the Company’s taxable income was significantly less than book income, giving rise to an income tax receivable at June 30, 2007.

7.  NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s unaudited consolidated balance sheet.  Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Income before cumulative effect of accounting change	$266,405	$826,848	$1,377,865	$629,754
Less: preferred stock dividends	(478)	-	(1,916)	-
Income applicable to common stock	$265,927	$826,848	$1,375,949	$629,754

Basic weighted average common shares outstanding	50,242,285	44,642,094	47,156,300	44,748,047
Add incremental shares for:
Unvested restricted stock	2,315,073	1,810,810	2,191,426	890,244
Series E convertible preferred stock	68,181	74,573	64,994	53,080
Outstanding warrants	-	9,259	-	3,086
Diluted weighted average common shares outstanding	52,625,539	46,536,736	49,412,720	45,694,457

Net income per share:
Basic	$0.01	$0.02	$0.03	$0.01
Diluted	$0.01	$0.02	$0.03	$0.01

The following potentially dilutive securities were excluded from the calculation of net income per share because the effects were antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Warrants to purchase shares of common stock	-	500,000	-	500,000
Shares of non-vested retricted stock	530,750	171,000	670,820	1,282,505
	530,750	671,000	670,820	1,782,505

The warrants were antidilutive for the three and nine months ended June 30, 2006 as they were “out-of-the-money” and were excluded from the calculations for the three and nine months ended June 30, 2007 as they expired in fiscal 2006.  The shares of non-vested restricted stock included in the above table were determined to be antidilutive based on the application of the treasury stock method.

8. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at major nationwide institutions in Arizona and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.  At times, including at June 30, 2007, the Company’s bank balances exceed federally insured limits.

YP CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible accounts receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by four third-party billing companies.  The net receivable due from three of these billing service providers represented 28%, 28% and 20%, respectively, of the Company’s total net accounts receivable (excluding non-specific reserves) at June 30, 2007. The net receivable due from such billing services providers represented 27%, 27% and 27%, respectively, of the Company’s total net accounts receivable at September 30, 2006.

 9.  STOCK REPURCHASE PROGRAM

        In May 2007, the Company's Board of Directors approved the termination of the Company's existing $3 million stock repurchase program and adopted an amended stock repurchase program authorizing the repurchase up to $1 million of the Company's common stock from time to time in the open market or through privately negotiated transactions.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In February of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has not issued any such instruments since the effective date of this pronouncement.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 with early adoption allowed.  The Company has not yet determined the impact, if any, that adopting this standard might have on its financial statements.

11.  SUBSEQUENT EVENTS

Acquisition of OnCall Subscriber Management Inc.

On July 10, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of OnCall Subscriber Management Inc. (a Manila, Philippines-based company), which OnCall purchased recently under option from 24 by 7 Contact Solutions, Inc.  The Company completed the acquisition through 247 Marketing, LLC, a wholly owned subsidiary, which will establish a branch office in the Philippines to operate the business.  The purchase price of the acquisition was $4,500,000 payable in cash. The acquisition will add 170 Philippines-based employees to the Company’s workforce.

Change in Directors

Effective August 3, 2007, Elisabeth DeMarse resigned from the board of directors of the Company as disclosed in the Company’s Form 8-K filed on August 9, 2007.

Shareholder Meeting

The following matters were approved by the Company’s stockholders at Special Meeting of Stockholders held on August 2, 2007:

•	A proposal to give the Company’s Board of Directors discretion to effect a reverse stock split with respect to issued and outstanding shares of our common stock; and

•	A proposal to amend and restate the Company’s Restated Articles of Incorporation to change the Company’s name from “YP Corp.” to “LiveDeal, Inc.”

The name change will become effective on August 15, 2007.  As the stock split had not yet been effected by the Company’s Board of Directors, all per share amounts included herein have been unaffected by the actions taken during the meeting held on August 2, 2007.

*                      *                      *

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2007, this  “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2006.

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

Acquisition of LiveDeal, Inc

On June 6, 2007, we completed the acquisition of LiveDeal, Inc. (“LiveDeal”).  LiveDeal has developed and operates an online local classifieds marketplace, www.livedeal.com which has more than a million goods and services listed for sale, in almost every city and zip code across the U.S. LiveDeal offers such classifieds functionality as fraud protection, identity protection, e-commerce, listing enhancements, photos, community-building, package pricing, premium stores, featured Yellow Page business listings and advanced local search capabilities. Additionally, the LiveDeal technology lets consumers search or browse for items in a particular city, state or zip code.

At the site, users can search classifieds in any region, and can look up businesses in a yellow pages database. As with most such classified ad sites, users are offered a search window, and a listing of subcategories. It appears that sales are made directly between the user (buyer) and seller, and an "email the seller" link is provided to assist in this process.

Among the interesting features of LiveDeal’s site is "Local AdWiz", which is a classifieds and yellow pages distribution network, turning any web site or blog into a unique and localized classifieds and yellow pages site in seconds. AdWiz gives website publishers fresh local content and an instant revenue stream. Local AdWiz pulls from millions of classified and yellow page listings across multiple categories from people in cities and towns all over the U.S. AdWiz enables the listings to be republished dynamically on any website within seconds.

Rajesh Navar, the founder & CEO of LiveDeal, will serve as president and chief architect of YP Corp. and also joined our board, as of the effective date of the acquisition. Mr. Navar brings more than 16 years experience in building high technology and Internet companies. Mr. Navar was an original member of the engineering and management team at eBay.  Prior to founding LiveDeal, Navar joined eBay in 1998, a start-up at that time, as a senior member of the engineering team. In September, 2005, Navar was honored among Silicon Valley Business Journal's chronicle of "40 under 40" people to watch.

The acquisition represents a major strategic event in our history and is expected to result in significant efficiencies as well as future growth opportunities.  The third quarter’s results of operation include LiveDeal’s operating results from June 6, 2007 through June 30, 2007.  The unaudited balance sheet includes LiveDeal assets and liabilities acquired as of June 6, 2007 as well as a preliminary allocation of the purchase price.

The aggregate purchase price of LiveDeal was approximately $12,741,000, consisting of approximately $12,328,000 of stock-based consideration and approximately $413,000 of acquisition-related expenses.  The value of the combined 16,750,061 shares of Common Stock granted in the transaction was determined based on the average closing market price of the Common Stock over the two day period before and after the effective date of the acquisition.

The following table presents the allocation of the acquisition cost, including acquisition-related expenses, to the assets acquired and liabilities assumed, based on their fair values:

Current assets	$962,877
Property, plant and equipment	70,000
Goodwill	7,389,951
Intangible assets	2,130,000
Deferred tax assets	3,545,618
Other non-current assets	10,846
Total assets acquired	14,109,292

Current liabilities	1,368,012
Total liabilities assumed	1,368,012
Net assets acquired	$12,741,280

Further information with respect to this acquisition is set forth in Note 4 to our unaudited consolidated financial statements.

Acquisition of OnCall Subscriber Management Inc.

On July 10, 2007, we acquired substantially all of the assets and assumed certain liabilities of OnCall Subscriber Management Inc. (a Manila, Philippines-based company), which OnCall purchased recently under option from 24 by 7 Contact Solutions, Inc. We completed the acquisition through 247 Marketing, LLC, a wholly owned subsidiary, which will establish a branch office in the Philippines to operate the business. The purchase price of the acquisition was $4,500,000 payable in cash. The acquisition will add 170 Philippines-based employees to our workforce.

Income Statement Reclassifications

During the second quarter of fiscal 2007, we revisited our consolidated financial statement presentation.  As such, we have determined that it is preferable to reflect dilution and chargeback amounts as a reduction in net revenues, include depreciation and amortization in general and administrative expenses, and show expenses related to the attorneys general settlement as litigation and related expenses.  Previously, these amounts were respectively included in cost of sales, shown as a separate expense item, and presented in other income (expense).  We also made certain reclassifications with respect to the classifications of certain accounts on our consoldated balance sheet.  Our auditors have reviewed these changes and concur with our current presentation.  All prior periods have been reclassified to conform to the current period presentation.  See Note 1 to our unaudited consolidated financial statements.

Recent Operating Results

We bill our customers through four primary channels: LEC billing, ACH billing, recurring credit card and direct invoice.  In fiscal 2006, we began acquiring new customers via telemarketing campaigns, which are allowed to be billed via LECs.  These telemarketing campaigns have reopened certain LEC billing channels as a viable billing channel.   Additionally, our monthly billing rates are higher for customers acquired via telemarketing campaigns.  For these reasons, as well as the cessation of the use of our activation checks, we expect to continue to expand our telemarketing campaigns in the future.  The Company’s online traffic acquisition strategy includes activities in e-mail marketing, search engine marketing (SEM) search engine optimization (SEO) partnerships with major online marketing companies, and the generation of word of mouth advertising.  We anticipate continued investment in online advertising to bring increased traffic to our websites which should result in increased value to the local business advertising community thereby driving increased revenues.

In fiscal 2007, as a result of the Attorneys’ General settlement, we experienced an increase in customer cancellations associated primarily with customers billed through our ACH channel.  The net impact of this was to reduce our ACH revenues and, because we experienced a decline in ACH customer counts, this increased the relative percentage of customers that are billed through LEC channels.

During 2007, because we were no longer able to utilize activation check campaigns, we reduced our headcount associated with customer service representatives that previously reconfirmed activated customers and performed other service activities related to the check campaigns.  We also began to invest in the necessary infrastructure to expand our telemarketing campaigns.

The following represents a summary of recent financial results (certain amounts have been reclassified to conform to the current period presentation as described in Note 1 to our unaudited consolidated financial statements):

	Q3 2007	Q2 2007	Q1 2007	Q4 2006	Q3 2006	Q2 2006
Net Revenues	$5,989,437	$6,106,544	$7,123,683	$8,335,284	$8,577,639	$7,997,623
Gross margin	5,278,179	5,324,346	6,296,874	7,047,642	7,843,120	7,410,733
Operating expenses	4,701,818	4,218,620	5,556,819	9,403,319	6,613,886	7,278,872
Operating income (loss)	576,361	1,105,726	740,055	(2,355,677)	1,229,234	131,861
Net income (loss)	266,405	626,262	485,198	(1,680,673)	826,847	129,998

_________________

(1) The following items are relevant to our recent quarterly operating results, each of which are further described herein:

•
On June 6, 2007, the Company completed the acquisition of LiveDeal, Inc.  The results of operations include LiveDeal’s operating loss, for the period of June 6, 2007 through June 30, 2007, of approximately $150,000. The Company expects the benefits of the LiveDeal merger to begin to be realized during fiscal 2008.  These benefits are expected to come from increased revenue growth as marketing campaigns gain footing and through cost reductions as the operational groups are optimized.

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

The following represents the breakdown of net billings by channel during recent fiscal quarters:

	Q3 2007	Q2 2007	Q1 2007	Q4 2006	Q3 2006	Q2 2006
LEC billing	66%	65%	55%	56%	55%	44%
ACH billing	28%	31%	41%	39%	39%	47%
Direct billing	4%	4%	4%	5%	6%	9%
Classified	2%	0%	0%	0%	0%	0%

The higher percentage of LEC billings in Q3 2007 and Q2 2007 is directly related to the effects of the significant customer loss occurring in the second quarter, as most of the customer cancellations were for customers billed through our ACH channel.

Results of Operations

Net Revenues

	Net Revenues
	2007	2006	Change

Three Months Ended June 30,	$5,989,437	$8,577,640	$(2,588,203)
Nine Months Ended June 30,	$19,219,664	$23,622,664	$(4,403,000)

Gross revenue for the quarter ended June 30, 2007 versus quarter ended June 30, 2006 was down $4 million while returns and allowances were down $1.5 million.  For the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006, gross revenues were down $7 million while returns and allowances were down $2.6 million.  The primary reason for the decrease in net revenues, for the three and nine months ended June 30, 2007, was a lower paid listings count.

At June 30, 2007, the Company had approximately 76,000 yellow page paid listings as compared to approximately 133,000 paid listings at June 30, 2006. Average monthly gross revenue per average billed yellow page listing for the quarter ended June 30, 2007 was approximately $30.15 as compared to $29.40 for the quarter ended March 31, 2007 and $26.98 for the quarter ended June 30, 2006. The majority of our IAP customers pay between $27.50 and $39.95 per month.

The Company has been successful in opening new territories, but we have taken a very measured approach in adding new customers to these territories to ensure we stay within the guidelines of billing channels.  The Company‘s growth strategy is to introduce innovative new products, enhance customer recognition of our brands, continue to expand our footprint in the local search market and, where appropriate, make strategic acquisitions.

On June 6, 2007, the Company completed its acquisition of LiveDeal, Inc.  The results of operations include LiveDeal operating results for the period of June 6, 2007 through June 30, 2007.  Included in the Company’s net revenue for the three and nine months ended June 30, 2007 is approximately $140,000 of net revenues generated by LiveDeal sales and marketing activities.  At June 30, 2007, LiveDeal had 2362 classified advertising customers and 686 premium store subscriber customers.  Revenues per customer vary based on the respective services provided to each customer.

Although we have concentrations of risk with our billing aggregators (see Note 8 to our unaudited consolidated financial statements) these aggregators bill via many underlying LECs, thereby reducing our risk associated with credit concentrations.  However, there are a few LECs that service a significant number of our customers.  To the extent that future changes in their billing practices cause a disruption in our ability to bill through these channels, our revenues could be adversely affected.

Cost of Services

	Cost of Services
	2007	2006	Change

Three Months Ended June 30,	$711,258	$734,519	$(23,261)
Nine Months Ended June 30,	$2,320,265	$1,858,380	$461,885

The slight decrease in cost of services for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, is attributable to lower billing fees partially offset by fees attributable to our wholesale account activity which was minimal in third quarter of fiscal 2006.  The increase in cost of services for the nine months ended June 30, 2007, as compared to June 30, 2006, is primarily due to fees attributable to our wholesale accounts which did not exist in the second quarter of fiscal 2006 and were minimal in the third quarter of 2006. Cost of services attributable to LiveDeal that were included for the period June 6, 2007 through June 30, 2007 were immaterial to the third quarter’s results.

Gross Profit

	Gross Profit
	2007	2006	Change

Three Months Ended June 30,	$5,278,179	$7,843,121	$(2,564,942)
Nine Months Ended June 30,	$16,899,399	$21,764,284	$(4,864,885)

The decrease in our gross profits was due to decreased net revenues attributable to the lower paid listing counts, as described above and an increase in cost of services primarily from costs attributable to our wholesale accounts, also described above.

General and Administrative Expenses

	General and Administrative Expenses
	2007	2006	Change

Three Months Ended June 30,	$3,399,803	$3,481,148	$(81,345)
Nine Months Ended June 30,	$10,181,167	$11,718,618	$(1,537,451)

General and administrative expenses decreased for the quarter and nine months ended June 30, 2007 compared to the quarter and nine months ended June 30, 2006.  This decrease in general and administrative expenses is largely due to reductions in our workforce and other costs related to the cessation of call center activities and other administrative functions associated with our check activation campaigns which served to reduce our expenses for compensation and reconfirmation, mailing, billing, and other customer-related costs.  During the nine months ended June 30, 2006, we incurred a  charge of $456,500 associated with the termination of our former Chief Executive Officer, Chief Financial Officer and various other employees.   These decreases were partially offset by increased travel costs related to investor relations campaigns and an increase in operational consulting fees.

On June 6, 2007, the Company completed its acquisition of LiveDeal, Inc.  Results of operations include operating results from LiveDeal from June 6, 2007 through June 30, 2007, and consequently, approximately $195,000 of general and administrative attributable to LiveDeal are included in the three and nine months ended June 30, 2007.

Our general and administrative expenses consist largely of fixed expenses such as compensation, depreciation, rent, utilities, etc.  Therefore, we do not consider short-term trends of general and administrative expenses as a percent of revenues to be meaningful indicators for evaluating operational performance.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q3 2007	Q2 2007	Q1 2007	Q4 2006	Q3 2006	Q2 2006
Compensation for employees, leased employees, officers and directors	$1,760,439	$1,877,103	$1,873,582	$2,073,646	$1,908,099	$2,476,713
Professional fees	693,775	495,459	678,089	697,784	649,706	479,696
Reconfirmation, mailing, billing and other customer-related costs	24,269	34,042	23,715	39,180	245,597	396,883
Depreciation and amortization	396,759	364,724	336,887	316,688	351,342	369,519
Other general and administrative costs	524,561	539,250	558,513	411,225	326,405	358,808

Included in compensation for employees, leased employees, officers and directors is stock compensation, which is the amortization of estimated value for our stock grants under our 2003 stock plan.   For the quarter ended June 30, 2007, this expense was approximately $335,000 as compared to approximately $408,000 for the same period in fiscal 2006.  For the nine months ended June 30, 2007, this expense was approximately $1,170,000 as compared to $1,326,000 for the nine months ended June 30, 2006.

Included in other general and administrative costs are expenses for facilities, utilities, telephone, communications, insurance, travel, office-related, investor relations and other miscellaneous charges.

Sales and Marketing Expenses
	Sales and Marketing Expenses
	2007	2006	Change

Three Months Ended June 30,	$1,302,015	$3,132,737	$(1,830,722)
Nine Months Ended June 30,	$4,496,808	$9,090,539	$(4,593,731)

As discussed in Note 2 to our unaudited consolidated financial statements, we enacted a change in accounting principle in the fourth quarter of fiscal 2006 to expense customer acquisition costs when they are incurred and have retroactively restated all prior periods presented to reflect such a change.

Sales and marketing expenses decreased in the quarter and nine months ended June 30, 2007 as compared to the quarter and nine months ended June 30, 2006 primarily due to the cessation of activation checks.  As previously discussed, we have ceased utilizing activation checks.  However, we did incur approximately $1,000,000 of expenses in the first quarter of fiscal 2007 associated with check mailers for which we derived no substantial benefit. Funds previously spent on mail campaigns will be earmarked toward other marketing efforts in the future.  We expect telemarketing campaigns and investments in online advertisement to be our primary source of sales and marketing expenditures in fiscal 2007.

On June 6, 2007, the Company completed its acquisition of LiveDeal, Inc.  The results of operations include LiveDeal operating results for the period of June 6, 2007 through June 30, 2007.  Included in the Company’s sales and marketing expense for the three and nine months ended June 30, 2007 is approximately $94,000 of LiveDeal sales and marketing expenses.

Litigation and Related Expenses

	Litigation and Related Expenses
	2007	2006	Change

Three Months Ended June 30,	$-	$-	$-
Nine Months Ended June 30,	$(200,718)	$161,804	$(362,522)

There were no litigation and related expenses for the three months ended June 30, 2007 and June 30, 2006.  For the nine months ended June 30, 2007, litigation and related expenses relate to the reversal of a portion of the accruals for refunds and other costs that were recorded in the fourth quarter of fiscal 2006 associated with the Attorneys’ General settlement.  Litigation and related expenses for the nine months ended June 30, 2006 relate to adjustments for legal accruals related to the settlement of a dispute with a former vendor.

 Operating Income

	Operating Income
	2007	2006	Change

Three Months Ended June 30,	$576,361	$1,229,236	$(652,875)
Six Months Ended March 31,	$2,422,142	$793,323	$1,628,819

For the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, operating income decreased primarily due to the approximately $2.6 million unfavorable variance in net revenues.  Partially offsetting this deficit were favorable variances of approximately $80,000 in general and administrative expenses and approximately $1.8 million in sales and marketing expenses.

For the nine months ended June 30, 2007, as compared to the nine months ended June 30, 2006, operating income increased primarily due to favorable variances in operating expenses of approximately $6.5 million and a favorable variance of approximately $462,000 in cost of services.  These favorable variances were partially offset by an unfavorable net revenue variance of approximately $4.4 million.

On June 6, 2007, the Company completed its acquisition of LiveDeal, Inc.  The results of operations include LiveDeal operating results for the period of June 6, 2007 through June 30, 2007.  Included in the Company’s operating income for the three and nine months ended June 30, 2007 is an operating loss of approximately  $150,000 from LiveDeal operations.

Income Tax Provision

	Income Tax Provision
	2007	2006	Change

Three Months Ended June 30,	$(379,407)	$(460,343)	$80,936
Nine Months Ended June 30,	$(1,292,180)	$(299,921)	$(992,259)

The changes in our income tax benefit (provision) for the three and nine months ended June 30, 2007 as compared to the three and nine months ended June 30, 2006 are due primarily to our change in profitability.   However, we also incurred an additional $145,000 and $279,000 of income tax expense for the three and nine months ended June 30, 2007, respectively, due to book-tax differences in the recognition of restricted stock awards.  During these periods, a portion of our restricted stock awards had vested and, due to declines in our stock price from grant date to vest date, the tax effects of the vesting of these awards were less than the carrying value of our related deferred tax assets.

Net Income

	Net Income
	2007	2006	Change

Three Months Ended June 30,	$266,405	$826,848	$(560,443)
Nine Months Ended June 30,	$1,377,865	$629,754	$748,111

The decrease in net income for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 is attributable to the decrease in gross profit, partially offset by operating expense cost reductions, each of which is described above.  The increase in net income for the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006 is attributable to operating expense costs reductions, partially offset by a decrease in gross profit, each of which is described above.

Liquidity and Capital Resources

Net cash provided by operating activities increased $523,757 to $1,240,352 for the nine month period ended June 30, 2007, as compared to $716,595 for the period ended June 30, 2006.  Contributing factors in this approximate $524,000 increase were increases in net income of approximately $748,000 and increases in changes in operating assets and liabilities of approximately $442,000, partially offset by a decrease in non-cash activities of approximately $666,000.  The decrease in noncash expenses was caused primarily by a increase in deferred income taxes due to timing differences between book and tax income partially offset by a decrease in the provision for doubtful accounts caused by lower sales volumes and changes in quality assurance procedures for our billing processes.  The increase in changes in operating assets and liabilities is attributable to many different business factors, including changes in the use of certain billing methods and changes in the timing of payments for accounts payable, accrued expenses and estimated taxes.

Our primary source of cash inflows is net remittances from our billing channels, including LEC billings and ACH billings.  For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process.  The billing service aggregators generally do not remit funds until they are collected.  Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates.  Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense.  These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time.  We classify these holdback reserves as current or long-term receivables on our balance sheet, depending on when they are scheduled to be remitted to us.  For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission.  Additionally, the net receivable due from three of our billing services providers represented 28%, 28% and 20%, respectively, of our total net accounts receivable (excluding non-specific reserves) at June 30, 2007. The net receivable due from such billing services providers represented 27%, 27% and 27%, respectively, of our total net accounts receivable at September 30, 2006.

Our most significant cash outflows include payments for marketing expenses and general operating expenses.   Marketing costs have historically included direct response mailing costs and telemarketing costs, but we no longer expect to incur significant mailing costs in the future due to changes in our business practices relating to the Attorneys’ General settlement.  Funds previously spent on mail campaigns will be earmarked toward other marketing efforts in the future.  General operating cash outflows consist of payroll costs, professional fees income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.  We utilize non-cash compensation awards through grants of restricted stock under our 2003 Stock Plan and expect to continue to utilize such awards in the future.

Cash provided by investing activities was $2,612,976 for the nine months ended June 30, 2007, consisting of $3,082,053 of proceeds from redemptions of certificates of deposits and other investments and $397,876 of net cash acquired (consisting of cash acquired less cash-based acquisition costs) through the acquisition of LiveDeal, Inc., partially offset by $674,580 of expenditures for intangible assets for website licenses, website development costs, online customer service and customer relationship management software, and $192,373 of equipment purchases.  During the nine months ended June 30, 2006, cash used for investing activities was $1,235,047, consisting of $1,050,557 for purchases of certificates of deposits and other investments $166,804 of website development costs , and $17,686 for equipment purchases.

There were no financing cash flows for the nine months ended June 30, 2007.  For the nine months ended June 30, 2006, cash flows used in financing activities consisted of $134,418 of acquisitions of our common stock through our stock repurchase program.

We had working capital of $15,710,956 as of June 30, 2007, compared to $13,908,560 as of September 30, 2006.  During the nine months ended June 30, 2007, total current assets declined by approximately $0.8 million while total current liabilities decreased by approximately $2.6 million.

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

During the second quarter of fiscal 2006, the Company entered into a contractual arrangement with an attorney to provide  legal services. Under the terms of the agreement , the Company is obligated to make future payments over the next two years totaling $94,500 in exchange for future services. Such amounts have not been accrued in the accompanying consolidated financial statements as such payments are for future services.  The Company has expensed all amounts related to services rendered through June 30, 2007.

During the third quarter of  fiscal 2006, the Company entered into a contractual arrangement with a consulting firm to provide strategic and operational related consulting services.  Under the terms of the agreement, the Company is obligated to make future payments through February 2010 that vary based on the Company’s billed customer count subject to a minimum of $20,000 per month.  Current payments are approximately $62,000 per month.  Such amounts have not been accrued in the accompanying consolidated financial statements as such payments are for future services.  The Company has  expensed all amounts related to services rendered through June 30, 2007.

During the fourth quarter of fiscal 2006, we entered into a contractual arrangement with an information technology company to provide information technology consulting services.  Under the terms of the agreement, we are obligated to make future payments of $29,500 per month through September 2009.  Such amounts have not been accrued in the accompanying consolidated financial statements as such payments are for future services.  We have expensed all amounts related to services rendered through June 30, 2007.

The following table summarizes our contractual obligations at June 30, 2007 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2007	2008	2009	2010	2011	Thereafter
Operating lease commitments	$695,785	$102,459	$251,378	$124,633	$123,795	$93,183	$337
Noncanceleable service contracts	1,531,000	195,750	641,250	594,000	100,000	-	-
	$2,226,785	$298,209	$892,628	$718,633	$223,795	$93,183	$337

We have no off-balance sheet arrangements at June 30, 2007.

We believe that our existing cash on hand and cash flow from operations will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

*                      *                      *

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the periods set forth in this report) or commodity price risk.

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

Based on their review and evaluation as of the end of the period covered by this Form 10-Q, and subject to the inherent limitations as described above, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.  They are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  During the period covered by this Form 10-Q, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.   RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2006.

ITEM 6.   EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

2.1
Agreement and Plan of Merger Dated June 6, 2007, by and among YP Corp., LD Acquisition Co., LiveDeal, Inc, Rajesh Navar and Arati Navar as Trustees of the Rajesh and Arati Navar Living Trust, and Rajesh Navar (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 7, 2007)

3.1	Amended and Restated Articles of Incorporation of YP Corp. (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 29, 2006)

3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Annual Report on Form 10-K, filed December 29, 2006)

10.1
Escrow Agreement dated June 6, 2007, by and among YP Corp., the Shareholders’ Representative, and Thomas Title and Escrow, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 7, 2007)

10.2	Employment Agreement dated June 6, 2007, by and between YP Corp. and Rajesh Navar (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 7, 2007)

10.3
Noncompetition, Nondisclosure and Nonsolicitation Agreement dated June 6, 2007, by and between YP Corp. and Rajesh Navar (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 7, 2007)

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YP CORP.

Dated: August 15 , 2007	/s/ Gary L. .Perschbacher
Gary L. Perschbacher
Chief Financial Officer