Form 10-K
period 2007-09-30
LIVEDEAL INC
filed 2007-12-20
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to  ____________

Commission File Number: 0-24217

LiveDeal, Inc.

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

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2007 was approximately $33,700,000.

The number of shares outstanding of the registrant’s classes of common stock, as of December 3, 2007, was 6,640,541 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIVEDEAL, INC.

FORM 10-K
For the year ended September 30, 2007

i

PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-K includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to, our company’s (i) belief that local exchange carrier, or LEC billing, will continue to be a significant billing channel in the future; (ii) the expectation of increasing our future telemarketing efforts to generate new business given our discontinuance of activation checks; (iii) expectation of increasing revenues through our national accounts programs, fulfillment contracts, web hosting and other arrangements; (iv) expectation that our technologies will increase recurrent use of our system by users of our directory services; (v) belief in the growth of Internet usage and the Internet Yellow Page market as described in recent press releases by The Kelsey Group;  (vi) belief that existing cash on hand will be sufficient to meet our needs for the next 12 months; (vii) belief that recent acquisitions to bring telemarketing services in-house will yield future cost savings and (viii) belief that existing facilities are adequate for our current and anticipated future needs and that our facilities and their contents are adequately covered by insurance.

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

ITEM 1. Business

Our Company

LiveDeal, Inc., a Nevada corporation (formerly known as YP Corp.) (the “Company,” “we,” “us,” or “our”) is a combined local online classifieds and Yellow Pages marketplace, headquartered in Mesa, Arizona. Through our wholly-owned subsidiary, Telco Billing, Inc. (“Telco”), located in Las Vegas, Nevada, we publish our Yellow Pages online at or through the following URL’s: www.Yellow-Page.Net, www.YP.Net,www.YP.Com and www.livedeal.com.  Any information contained on the foregoing websites or any other websites referenced in this Annual Report are not a part of this Annual Report.

On June 6, 2007, we completed our acquisition of LiveDeal, Inc, a California corporation (“LiveDeal”).  LiveDeal has developed and operates an online local classifieds marketplace, www.livedeal.com which has millions of goods and services listed for sale in almost every city and zip code across the U.S. LiveDeal offers such classifieds functionality as fraud protection, identity protection, e-commerce, listing enhancements, photos, community-building, package pricing, premium stores, featured Yellow Page business listings and advanced local search capabilities. Additionally, the LiveDeal technology lets consumers search or browse for items in a particular city, state or zip code.

On July 10, 2007, we acquired substantially all of the assets and assumed certain liabilities of OnCall Subscriber Management Inc. a Manila, Philippines-based company that provides telemarketing services.  This acquisition allowed us to bring certain marketing efforts in-house, which we expect to yield future cost savings.

Summary Business Description

We maintain a combined local online classifieds and Yellow Pages marketplace with millions of goods and services listed for sale, in every city and zip code across the U.S. By combining the benefits of classifieds, business listings, mobile services, advertising/distribution networks and e-commerce into a single online solution, we offer businesses and consumers an affordable and effective solution for creating a web presence and marketing their products and services locally. Through our online properties YP.com and LiveDeal.com, we enable buyers and sellers to find and list business services, merchandise, real estate, automobiles, pets and more in their local communities. Using LiveDeal’s marketplace, consumers can search or browse for items in a particular city, state or zip code, or reach out on a national or global scope if they so choose.

Online Classifieds

We operate an online classified marketplace at our website LiveDeal.com.  We offer our standard non-commercial classified advertisements to users at no charge.  However, we offer additional upgrades on a fee-for-service basis to promote these listings.  Additionally, commercial businesses utilize our online marketplace to promote their businesses.  We offer various online storefronts to commercial businesses which permit these businesses to establish a separate section within our site with their logos, enhanced listings and other features.

Advertisers can also display graphical advertisements on the pages that are viewed by our users across our website. For these advertising services, we earn revenue as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users.

Yellow Page Marketplace

We use a business model similar to print Yellow Pages publishers for our Yellow Page marketplace.  We publish basic directory listings on the Internet free of charge.  Our basic listings contain the business name, address and telephone number for almost 17 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format.

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

Benefits to Advertisers.  RH Donnelley indicated in its 2004 report that the Internet is the future of the Yellow Pages.  For advertisers, we believe that online Yellow Pages provide significant competitive advantages over existing print directories. For example, the ability of online advertisers to access and modify their displays and advertisements often results in more current information.  Additionally, online advertisers can more readily advertise temporary or targeted specials or discounts.  We provide added value to advertisers that have purchased our Internet Advertising Package (“IAP”) through promotion and branding of our website to bring customers to our advertisers. We believe that the large number of IAPs, which include the Mini-WebPages, provide users of our website with more information about our advertisers and that this feature is more readily available on our website than that of our competitors. We believe that we provide users of our website with the information they are looking for, more quickly and more efficiently.  We believe our call center provides the highest level of customer service and therefore provides IAP advertisers with the necessary resources to fully utilize the benefits of the IAP.  We also believe the attraction of these users will, over the long-term, result in more sales for our IAP advertisers.

Moreover, we provide additional value through our relationships.  We provide the majority of our IAP advertisers additional exposure by circulating their listings to other search engines.   The circulated listing competes for appearance in search results across the Internet through a paid advertising agreement with Interchange Corp., which in turn circulates listings to destinations such as epilot.com and local.com.  Interchange Corp. has agreements with approximately 300 search partners with over 3 billion searches per month to display advertising.  We also have an agreement with Yahoo! Search Services to improve our IAP advertisers’ appearance in search results at several high-profile sites including www.msn.com, www.altavista.com, www.cnn.com and www.infospace.com.  In addition to our paid advertising programs, our preferred listings are syndicated to community portals at www.mycity.com.   MyCity.com has a national network of online city guides, focused on delivering local search results.

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

Products and Services

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

Our IAP advertisers generally pay between $27.50 and $39.95 per month. Our IAP and the Internet Dial-Up Package described below account for over 90% of our net revenues.

Classified Advertisements.  For our classified business, we offer our standard non-commercial classified advertisement at no charge.  However, we offer additional upgrades on a fee-for-service basis to promote these listings.  Additionally, commercial businesses utilize our online marketplace to promote their businesses.  We offer various online storefronts to commercial businesses which permit these businesses to establish a separate section within our site with their logos, enhanced listings and other features.

Revenues from the classified marketplace are only included in our fiscal 2007 operating results from June 6, 2007, the date of our acquisition of LiveDeal.  Since the date of the LiveDeal acquisition, these products have accounted for approximately 2 percent of our net revenues.

Banner Advertisements.  We offer banner advertisements and other graphical advertisements to businesses. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on our sites.  We generate revenues from these advertisements on a “click-through” basis from the advertisements placed on the YP.com and LiveDeal.com sites.  Since the date of the LiveDeal acquisition, these products have accounted for approximately 2 percent of our net revenues.

Other Online Services.  We also offer our customers other products and services to enhance their use of the Internet, including a simple, effective, website development tool and a cost-effective Internet dial-up package.  These products accounted for less than 1% of our net revenues in fiscal 2007.

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

Similar to the local Regional Bell Operating Companies, we are approved to bill our products and services directly on some of our advertisers’ local telephone bill through their local exchange carrier, or LEC, commonly referred to as their local telephone company.  We believe that this is an efficient and cost-effective billing method as compared to direct billing methods.  LEC billing accounted for approximately 63% of net billings in fiscal 2007.

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

We also use billing service providers to process billings via recurring direct bank account withdrawal options through an Automated Clearing House, or ACH billings.  These service providers process direct bank withdrawals through an Automated Clearing House and remit the proceeds, net of fees and refunds to advertisers that cancel their service, typically within 15 days of settlement.

Under our contractual agreements with our LEC billing service aggregators and our ACH service providers, these third parties are entitled to withhold certain amounts from our net proceeds to serve as a security deposit or “holdbacks” or “reserves.”  In the case of LEC billing aggregators, such amounts are generally remitted to us over a 12-18 month period, depending on the terms of the respective agreements.  ACH processors maintain a rolling reserve based on average monthly volume.

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

Basic classified advertisements for non-commercial users are free, though we offer a variety of promotional options to improve selling success on a fee for service basis, with such pricing ranging from $0.50 to $29.95 per listing.    Pricing for storefronts and other commercial services are priced beginning at $9.95 per month for merchandise accounts and $76.00 per month for automobile accounts, with additional promotional options offered on a fee-for-service basis.  Our pricing also is competitive with print classified advertisements.

Marketing

As with leading online businesses such as Yahoo! and Google, we seek to develop a strong brand and content offerings which will attract and engage users and advertisers.  In June 2007, we combined existing businesses in the online classified advertising market (LiveDeal, Inc.) with the online Yellow Page market (the former core YP Corp. business) to provide users with an effective online venue for marketing their products and services locally.  We believe that the natural synergies associated with these two businesses will allow us to create a content-rich and efficient marketplace that will drive growth in users and advertisers.

We utilize various online marketing methods to drive users and advertisers to our site.  However, our primary marketing method is telemarketing.  In fiscal 2007, we acquired an existing telemarketing vendor in the Philippines which added 170 employees and enables us to conduct full-scale telemarketing efforts at a reduced cost.  We expect that this acquisition will provide us cost savings in the future.

We utilize our expertise and experience as an Internet company to identify other marketing opportunities.  Through our referral networks, we have generated revenue from national accounts programs (whereby revenues are generated on a “per click” basis), fulfillment contracts, web hosting and other arrangements.  We also have entered into various marketing arrangements with other businesses whereby we pay commissions based on sales leads and revenue generated from these businesses.  To date, such commissions have not been material. We evaluate such business opportunities on a case-by-case basis and expect to expand future revenues from such marketing efforts.

Technology and Infrastructure

We have developed technologies to support the timely delivery of information requested by a user of our online businesses.  A staff of senior engineers experienced in large-scale distributed web 2.0 applications and computer operation develops and maintains the technology.  We believe we are particularly adept at scalable databases, design, data modeling, operations and content management for a large-scale high volume website.

To focus on a quality and timely product, we have divided our technology staff and technology base into a business operations unit and an advanced technologies group dedicated to our directory services product.  Our business operations support a sophisticated call center, automated billing of our customers, customer relationship management, and automated mailing campaign.  Our advanced technologies group supports all research, design, development and systems enhancements to the LiveDeal.com and YP.com websites and internal systems.  These operations are described in the following paragraphs.

LiveDeal.com and YP.com combines the local online classifieds and Yellow Pages marketplace with millions of goods and services listed for sale, in every city and zip code across the U.S. By combining the benefits of classifieds, business listings and premium stores, feedback reviews, community chat boards, maps and directions, telephone numbers, advertising/distribution networks and e-commerce into a single online solution, LiveDeal offers businesses and consumers the most affordable and effective solution for creating a web presence and marketing their products and services locally. YP.com is LiveDeal's Yellow Pages website and URL. Through its online properties YP.com and LiveDeal.com, LiveDeal enables buyers and sellers to find and list business services, merchandise, real estate, automobiles, pets and more in their local communities. Using LiveDeal’s marketplace, consumers can search or browse for items in a particular city, state or zip code, or reach out on a national or global scope if they so choose.
LiveDeal also partners with online and offline media to quickly and cost effectively power their online classifieds and yellow pages via its dynamic platform.

Salient features of LiveDeal technology:

•	Own source code that includes cutting edge technology (J2EE, Struts, XML, Spring, Hybernate, JBoss, Apache, etc):

•	Linear scaling architecture using low cost commodity hardware:
•	An architecture based on redundancy for scalable quick user responses:
•	Proven search technology which scales for large volumes:
•	Enhanced security using HTTPS, Encryption, data obfuscation: and
•	Internationalized Architecture for quick localization.

Database Management Systems.  At the core of our infrastructure are several high-performance and proprietary database systems containing several giga-bytes of data representing millions of records with hundreds of attributes each, such as business name, telephone number, address, number of employees, description of the business, classifieds listings and  feed back reviews.  We maintain the data for internal operations on high-performance servers and with large-scale storage systems at our Santa Clara, California and Mesa, Arizona facility.  To meet the demand for our products and services and to provide the highest level of reliability, we employ technologies and techniques providing data redundancy and clustering.  Clustering is the use of several computers deployed in a manner that provides redundancy and additional computer processing power.

High-Performance Database and Search Engine.  We believe we provide one of the most complete and high-performing directory services in the market today.  Our proprietary database enables us to collect and merge data from multiple sources to provide extensive and accurate content for our users.  With our technologies, we provide keyword search, synonym matching, automated content delivery, and multiple source data merging in a simple to use paradigm.  We believe these technologies simplify the search process and provide the most relevant content to suit our customers’ and users’ needs.  Ultimately, we expect these technologies to increase recurrent use of our system by users of our directory services.

Content Syndication, Distribution, and Private Label Networks.  We add value by increasing our IAP advertisers’ visibility by providing automated conduits and content delivery to numerous search engines besides our own.  We can deliver content both on the Internet and on mobile devices such as cell phones and personal digital assistants.  Our market position and volume allows us to provide content to any of our strategic alliances, as discussed elsewhere in this Annual Report, at a cost below what would be accomplished if one were to attempt to duplicate our content and distribution network. We have further enhanced the capabilities of this global distribution network with our AdWiz technology, which provides high-volume automated record updates in real-time to our distribution partners and private-label customers.

The Internet Yellow Pages and Classified Advertising Market

According to The Kelsey Group and the Yellow Pages Integrated Media Association, or YPIMA, while there are approximately 200 major U.S. Yellow Pages print publishers, an increasingly mobile and computer-sophisticated population is accessing the Yellow Pages by way of the Internet at a sharply increasing rate.

According to a March 2007 press release from The Kelsey Group, advertising revenues from Internet Yellow Pages and Local Search are expected to grow from $4.1 billion in 2006 to $11.1 billion globally in 2011, a 22.3% compound annual growth rate.  Recent studies have shown that while small and mid-size businesses continue to utilize traditional media, they are increasingly turning to targeted, vertical electronic media.

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

Internet Yellow Pages and online classifieds also offer lower costs for a given level of content and the ability to easily access and modify displays and advertisements, which allows for opportunistic or targeted specials or discounts.

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

Strategic Alliances

In order to service users of our website more effectively and to extend our brand to other Internet sources, we have entered into strategic relationships with business partners that offer content, technology, and distribution capabilities. The following are descriptions of our most significant strategic relationships:

•
We have cross-marketing arrangements with reciprocal linking of websites without any compensation to either party. These arrangements increase the page views for our advertisers’ listings by being listed on the linked websites. These co-promotional arrangements typically are terminable with one month’s notice.

•
We have a license agreement with Palm, Inc. whereby we pay a fee to be a provider of Yellow Pages content on hand-held devices using the Palm operating system.  We provide this content to Palm through a hypertext link from the Palm operating system to our website.

•
We have an agreement with Yahoo! Search Services to provide visibility to our website so that we can provide traffic to our advertisers. In exchange for monthly fees, Yahoo! Search Services assists in helping us to be one of the highest placed sites when Yellow Pages searches are done on major search engines, such as MSN and Yahoo!.

•
We utilize WebDialogs in a co-promotional effort to provide automatic dialing services to our website users. These services allow these users to place a call to one of our IAP advertisers by simply clicking a button. This function powers our Click2Call feature.

•
We will begin featuring Yelp’s 1.8 million customer reviews on its online classifieds and Yellow Pages platforms, giving LiveDeal users an enormous wealth of user-generated content about local area businesses.

We are members of the Yellow Pages Association (formerly known as Yellow Pages Integrated Media Association) and the Association of Directory Publishers and have been since 1998.  These organizations are trade associations for Yellow Pages publishers or others that promote the quality of published content and advertising methods.

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

We believe that we are in a position to successfully compete in these markets due to the speed of our local search engine, the comprehensiveness of our database, and the effectiveness of our marketing programs and our distribution network.  We also believe that the combination of local classifieds and Internet Yellow Pages provides businesses and consumers a simple and affordable way of creating a web presence and marketing their products and services to local audiences. We further believe that we can compete effectively by continuing to provide quality services at competitive prices and by actively developing new products and services for customers.

We believe our listings and our Mini-WebPages provide users of our website with readily available information that is easy to understand and from which they can make their buying decisions.  We believe that our calling center is a competitive advantage.  Through our calling centers we continually receive and process requests to update customer information on our website and, accordingly, we believe our site contains more useful and timely information than that of our competitors.  We further believe that this, in turn, will translate into more page views and advertisers.

Employees

As of September 30, 2007, we had 85 full-time and 1 part-time employees in the United States and 159 full-time employees in the Philippines.  None of our employees are covered by any collective bargaining agreements.

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

Several companies, including Google, Microsoft, Verizon, and Yahoo!, currently market Internet Yellow Pages or local search services that directly compete with our services and products.  We may not compete effectively with existing and potential competitors for several reasons, including the following:

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

Our ability to generate revenue depends upon our ability to maintain relationships with our existing advertisers, to attract new advertisers to sign up for revenue-generating services, and to generate traffic to our advertisers’ websites.  We primarily use telemarketing efforts to attract new advertisers.  These telemarketing efforts may not produce satisfactory results in the future.  We attempt to maintain relationships with our advertisers through customer service and delivery of traffic to their businesses.  An inability to either attract additional advertisers to use our service or to maintain relationships with our advertisers could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

We rely heavily on our ability to bill advertisers on their telephone bills through their respective Local Exchange Carriers, or “LECs.”  LEC billing has steadily increased in recent quarters and accounted for 63% of net billings in 2007.

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

Due to competition in the telephony industry, many business customers are finding alternative telephone suppliers, such as Competitive Local Exchange Carriers, or CLECs, that offer less expensive alternatives to the LECs.  When the LECs effectuate a price increase, many business customers look for an alternative telephone company, which may be a CLEC.  When our advertising customers switch service providers from the LECs to a CLEC, we are precluded from billing these customers on their monthly telephone bill and must instead convert them to alternative billing methods such as ACH billing or direct invoicing.  This conversion process can be disruptive to our operations and result in lost revenue.  We cannot provide any assurances that our efforts will be successful. We may experience future increases in dilution of our customer base that we are able to bill on their monthly telephone bills, which, in turn, may result in decreases in our revenue.

The loss of our ability to bill IAP advertisers through our ACH billing channel would adversely impact our results of operations.

We bill a significant number of our IAP advertisers through our ACH billing channel.  ACH transactions are closely regulated by NACHA – The Electronic Payments Association, which develops operating rules and business practices for the Automated Clearing House (ACH) Network and for electronic payments in the areas of Internet commerce and other electronic payment means.  Changes in these rules and business practices could compromise our ability to bill a significant number of our advertisers through ACH billing, and we would have to transition these advertisers to other billing channels.  Such changes would be disruptive and result in lost revenue.

We depend upon our executive officers and key personnel.

Our performance depends substantially on the performance of our executive officers and other key personnel.  The success of our business in the future will depend on our ability to attract, train, retain, and motivate high quality personnel, especially highly qualified technical and managerial personnel.  The loss of services of any executive officers or key personnel could have a material adverse effect on our business, results of operations or financial condition.  Although we maintain key person life insurance on the lives of our executive officers, such coverage may not be adequate to protect us in the event of loss of such personnel.

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

Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel.  We currently anticipate that our cash on hand as of September 30, 2007, together with cash flows from operations, will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures over the next 12 months.  In the future, however, we may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities.  Our future liquidity and capital requirements will depend on numerous factors, including the following:

•	the pace of expansion of our operations;

•	our need to respond to competitive pressures; and

•	future acquisitions of complementary products, technologies or businesses.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.  As we require additional capital resources, we may seek to sell additional equity or debt securities.  Debt financing must be repaid at maturity, regardless of whether or not we have sufficient cash resources available at that time to repay the debt.  The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. We cannot provide assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

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

On December 14, 2006, we voluntarily entered into a settlement with thirty-four states’ attorneys general to address their concerns over our promotional activities, specifically the use of our check mailer for customer acquisition.  The main terms of this agreement were as follows:

•	We paid a settlement fee of $2,000,000 to the state consortium, which was distributed among themselves;
•	We discontinued the use of activation checks as a promotional incentive;
•
We temporarily suspended billing of any active customer that was acquired in connection with the use of an activation check while notifying the customer of their legal rights to cancel the service and providing them a 60-day opportunity to receive a refund equivalent to the customer’s last two payments; and

•	We agreed not to employ any collection efforts with respect to past-due accounts of customers that were secured through the use of an activation check.

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

We may not be able to effectively integrate our newly acquired businesses.

During 2007, we acquired LiveDeal, an online local classifieds marketplace and Oncall Subscriber Management, a call center in the Philippines that provides various business process outsourcing, telemarketing, subscriber and other customer services.  These businesses do not generate existing cash flows.  To the extent that we do not successfully integrate these businesses, we may experience a material adverse effect to our business, financial condition and results of operations.

Our operation of a subsidiary in the Philippines poses risks and could impact our financial condition.

In fiscal 2007, we acquired Oncall Subscriber Management Inc., which operated a call center in the Philippines, and created a Philippine subsidiary to carry on that business.  We entered into those transactions to generate cost savings in connection with our ongoing marketing efforts and do not presently anticipate relying on our foreign operations for a significant portion of our revenues.  Still, our operation of a foreign subsidiary poses certain risks to our business, including:

•	changes that might result from regulatory requirements, exchange rates, tariffs and/or other economic barriers;

•	difficulties in staffing and managing the operations of our Philippine subsidiary;

•	differing technology and systems standards;

•	conflicting laws and/or political conditions; and

•	risks relating to accounting practices and/or tax laws enforced in foreign jurisdictions.

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

The reverse stock split that we effected in fiscal 2007 could have an adverse impact on our common stock.

Our 1-for-10 reverse stock split could cause a reduction in the total market value of our common stock, increase the volatility of our stock price and has increased the number of shares of common stock we may issue.  Reduced liquidity may reduce the value of our common stock and our ability to use our equity as consideration for an acquisition or other corporate opportunity.  In addition, the reverse split has decreased the number of shares outstanding, giving individual orders the potential to create increased volatility in our stock price.  As a result of the reverse stock split, we are able to issue significantly more shares of our common stock which could have a material adverse affect on the market price of our common stock.  We are currently authorized to issue 100,000,000 shares of common stock and, as a result of the reverse stock split, have approximately 6,640,541 shares outstanding as of December 3, 2007.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We have a long-term operating lease with Arthur Grandlich d/b/a McKellips Corporate Square for the 16,772 square foot corporate office that is located in Mesa, Arizona.  We pay rent of approximately $120,000 annually under this lease, which expires in June 2011.  This facility contains certain administrative resources.

We lease a 3,500 square foot facility in Las Vegas, Nevada that functions as the primary operating facility of Telco on a month-to-month basis.  We pay rent of approximately $8,000 per month.

We lease a 7,300 square foot facility in Santa Clara, California that functions as the primary operating facility of our Live Deal, Inc. subsidiary. We pay rent of approximately $8,200 per month under an operating lease that expires in June 2008.

We lease space in the Philippines for our telemarketing activities under an operating lease that expires in February 2010.  Monthly rent payments fluctuate between $10,300 and $11,500 per month.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The following matters were approved by the Company’s stockholders at a Special Meeting of Stockholders held on August 2, 2007:

•	A proposal to give the Company’s Board of Directors discretion to effect a reverse stock split with respect to issued and outstanding shares of our common stock; and

•	A proposal to amend and restate the Company’s Restated Articles of Incorporation to change the Company’s name from “YP Corp.” to “LiveDeal, Inc.”

Reverse Stock Split

The allocation of votes to give the Company’s Board of Directors discretion to effect a reverse stock split with respect to issued and outstanding shares of our common stock was as follows:

	Votes For	Votes Against	Abstentions and Broker Non-Votes
Proposal to Give the Company’s Board of Directors Discretion to Effect a Reverse Stock Split with Respect to Issued and Outstanding Shares of our Common Stock	52,886,335	3,962,852	371,700

Name Change

The allocation of votes to amend and restate the Company’s Restated Articles of Incorporation to change the Company’s name from “YP Corp.” to “LiveDeal, Inc.” was as follows:

	Votes For	Votes Against	Abstentions and Broker Non-Votes
Proposal to Amend and Restate the Company’s Restated Articles of Incorporation to Change the Company’s Name from “YP Corp.” to “LiveDeal, Inc.”	56,443,009	162,052	625,826

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock

Our common stock trades publicly on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “LVDL”. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTCBB securities are traded by a community of market makers that enter quotes and trade reports. This market is extremely limited and any prices quoted are not a reliable indication of the value of our common stock.

The following table sets forth the quarterly high and low bid prices per share of our common stock by the OTCBB during the last two fiscal years. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year	Quarter Ended	High	Low

2006	December 31, 2005	$9.40	$4.00
	March 31, 2006	$10.30	$5.10
	June 30, 2006	$13.00	$9.50
	September 30, 2006	$10.80	$7.90
2007	December 31, 2006	$10.70	$7.20
	March 31, 2007	$12.10	$7.60
	June 30, 2007	$8.70	$6.60
	September 30, 2007	$8.00	$6.00

Holders of Record

On December 3, 2007, there were approximately 136 holders of record of our common stock according to our transfer agent. The Company has no record of the number of shareholders who hold their stock in “street” name with various brokers.

Dividend Policy

We have one class of outstanding preferred stock (Series E Preferred Stock), of which there are currently 127,840 shares issued and outstanding.  Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year, payable in quarterly installments of $0.00375.  At September 30, 2007, we had accrued but unpaid dividends totaling approximately $4,300.

Presently, we do not pay dividends on our common stock.  The timing and amount of future dividend payments by our Company, if any, will be determined by our Board of Directors based upon our earnings, capital requirements and financial position, general economic conditions, alternative uses of capital, and other pertinent factors.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 2007	-		N/A	-	$1,000,000
August 2007	44,224	[1]	$6.95	-	$1,000,000
September 2007	-		N/A	-	$1,000,000
Total	44,224		$6.95	-	$1,000,000

1           In August 2007, we acquired 44,224 shares of common stock at an aggregate price of $307,540 as part of arrangements with LiveDeal shareholders stemming from the acquisition of LiveDeal, Inc. in June 2007.

2           On May 18, 2005, we announced the adoption of a $3,000,000 stock repurchase plan, under which 85,385 shares were repurchased at an aggregate price of $686,793. On May 25, 2007, the Company’s Board of Directors terminated the May 18, 2005 stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions

Performance Graph

ITEM 6. Selected Financial Data

The selected financial data presented below are derived from our historical consolidated financial statements for the year ended September 30, 2007, which have been audited by Mayer Hoffman McCann, P.C., our independent registered public accounting firm and the years ended September 30, 2003 through 2006 which were audited by Epstein, Weber & Conover, P.L.C., our former independent registered public accounting firm.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended September 30,
	2007	2006	2005 (1)	2004	2003
Statement of Operations Data
Net revenues	$26,340,361	$31,957,947	$24,361,995	38,954,823	$26,396,093
Cost of services	4,204,276	4,030,280	3,137,756	6,544,598	4,102,395
Gross profit	22,136,085	27,927,667	21,224,239	32,410,225	22,293,698
Operating income (loss)	3,326,679	(1,562,357)	985,256	11,465,946	7,281,886
Net income (loss)	1,753,918	(1,050,920)	725,146	8,184,930	6,472,705
Net income (loss) per common share:
Basic	$0.34	$(0.23)	$0.16	$1.73	$1.43
Diluted	$0.33	$(0.23)	$0.16	$1.70	$1.42
Weighted average common shares outstanding:
Basic	5,108,551	4,495,868	4,639,036	4,737,593	4,532,672
Diluted	5,336,439	4,495,868	4,665,992	4,807,570	4,559,159
Cash dividends declared per common share	$-	$-	$0.30	$0.30	$-

Statement of Cash Flows Data
Net cash provided by operating activities	$1,765,496	$2,422,001	$6,990,161	$4,818,203	$4,762,238
Net cash used in investing activities	(2,175,802)	(1,904,201)	(2,440,792)	(2,192,500)	(2,798,500)
Net cash used in financing activities	(309,936)	(237,336)	(2,011,587)	(1,428,022)	(351,998)

Balance Sheet Data
Cash and cash equivalents	$5,674,533	$6,394,775	$6,114,311	$3,576,529	$2,378,848
Working capital	11,315,872	13,908,560	13,374,171	12,484,833	6,615,537
Property and equipment, net	423,563	178,883	396,862	725,936	731,142
Intangible assets, net	7,372,147	5,722,604	6,108,823	3,326,274	3,512,952
Total assets	40,042,466	27,977,227	23,632,916	26,289,604	20,356,163
Total long term liabilities	-	-	-	848,498	-
Total stockholders' equity	37,707,871	22,376,373	22,065,266	23,572,393	15,709,315

(1)
Includes an increase to income of approximately $100,000 (net of income taxes of approximately $54,000) resulting from the cumulative effect of an accounting change for forfeitures of restricted stock granted to employees, executives and consultants

All per share amounts have been retroactively restated for the effects of the 1-for-10 reverse stock split that occurred in fiscal 2007

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended September 30, 2007, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 8 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-K includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to our (i) expectation that continued investment in online advertising to bring increased traffic to our websites will drive increased revenues; (ii) expectation that there are no further impacts to our results of operations from the Attorneys’ General settlement; (iii) expectation that cost of sales will continue to be directly correlated to our use of the LEC billing channel and (iv) belief that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

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

We maintain a combined local online classifieds and Yellow Pages marketplace with millions of goods and services listed for sale, in nearly every city and zip code across the U.S. By combining the benefits of classifieds, business listings, mobile services, advertising/distribution networks and e-commerce into a single online solution, we offer businesses and consumers an affordable and effective solution for creating a web presence and marketing their products and services locally. Through our online properties YP.com and LiveDeal.com, we enable buyers and sellers to find and list business services, merchandise, real estate, automobiles, pets and more in their local communities. Using LiveDeal’s marketplace, consumers can search or browse for items in a particular city, state or zip code, or reach out on a national or global scope if they so choose.

Acquisition of LiveDeal, Inc.

On June 6, 2007, we completed the acquisition of LiveDeal, Inc. (“LiveDeal”).  LiveDeal developed and operates an online local classifieds marketplace, www.livedeal.com, which lists millions of goods and services for sale in almost every city and zip code across the U.S.   The technology acquired in the acquisition offers such classifieds functionality as fraud protection, identity protection, e-commerce, listing enhancements, photos, community-building, package pricing, premium stores, featured Yellow Page business listings and advanced local search capabilities.

The acquisition represents a major strategic event in our history and is expected to result in significant efficiencies as well as future growth opportunities.  With the acquisition of LiveDeal, we are now able to supplement our telemarketing campaigns with online marketing efforts.  Our online traffic acquisition strategy includes activities in e-mail marketing, search engine marketing (SEM) search engine optimization (SEO) partnerships with major online marketing companies, and the generation of word of mouth advertising.  We anticipate continued investment in online advertising to bring increased traffic to our websites that should result in increased value to the local business advertising community thereby driving increased revenues.

The aggregate purchase price of LiveDeal was $12,700,695, consisting of approximately $12,328,045 of stock-based consideration and $372,650 of acquisition-related expenses.  The value of the combined 1,675,016 shares of Common Stock granted in the transaction was determined based on the average closing market price of the Common Stock over the two day period before and after the effective date of the acquisition.

The following table presents the allocation of the acquisition cost, including acquisition-related expenses, to the assets acquired and liabilities assumed, based on their fair values:

Current assets	$962,877
Property, plant and equipment	70,000
Goodwill	7,349,366
Intangible assets	2,130,000
Deferred tax assets	3,545,618
Other non-current assets	10,846
Total assets acquired	14,068,707

Current liabilities	1,368,012
Total liabilities assumed	1,368,012
Net assets acquired	$12,700,695

Further information with respect to this acquisition is set forth in Note 4 to our audited consolidated financial statements.

Acquisition of OnCall Subscriber Management Inc.

On July 10, 2007, we acquired substantially all of the assets and assumed certain liabilities of OnCall Subscriber Management Inc. (a Manila, Philippines-based company), which OnCall purchased recently under option from 24 by 7 Contact Solutions, Inc. The purchase price of the acquisition was approximately $4,552,600 (including acquisition expenses of $52,600) payable in cash. The acquisition added approximately 170 Philippines-based employees to our workforce.  We currently operate the acquired business through a wholly owned subsidiary in the Philippines.

Name Change and Reverse Stock Split

The following matters were approved by our stockholders at a Special Meeting of Stockholders held on August 2, 2007:

•	A proposal to give our Board of Directors discretion to effect a reverse stock split with respect to issued and outstanding shares of our common stock; and

•	A proposal to amend and restate our Restated Articles of Incorporation to change our name from “YP Corp.” to “LiveDeal, Inc.”

Our Board of Directors effected a 1 for 10 reverse stock split effective on August 15, 2007.  All shares amounts have been retroactively restated in this Annual Report to reflect the effects of this reverse stock split.

Changes in Officers and Directors

On June 6, 2007, the Company’s Board of Directors (the “Board”) increased the size of the Board to seven and appointed Rajesh Navar and John Clay Evans to fill the newly created vacancies.

Rajesh Navar also serves as president of LiveDeal, Inc.  Mr. Navar brings more than 16 years experience in building high technology and Internet companies. As an original member of the engineering and management team at eBay, Navar is one of the pioneers in e-commerce. Prior to founding LiveDeal, Navar joined eBay in 1998, a start-up at that time, as a senior member of the engineering team. Navar founded and built eBay's search technology, helping build eBay into one of the worlds most successful and profitable e-commerce companies. In September, 2005, Navar was honored among Silicon Valley Business Journal's chronicle of "40 under 40" people to watch.

Mr. Evans, a non-employee director, has been a business strategy consultant and investment analyst in the information services and media industry since 2002. He remains an adviser to various private funds analyzing investments in this industry. Previous to this he has been a fixed income and equity analyst and portfolio manager for various funds and family offices.  During this period he has performed many strategic consulting for many companies such as Bankrate, Inc. and many other companies.  He studied American and Ancient History at Columbia University in the City of New York.

 Effective August 3, 2007, Elisabeth DeMarse resigned from the board of LiveDeal, Inc. due to her other business commitments.  Ms. DeMarse did not have any disagreement with the Company regarding its operations, policies or practices.

On November 20, 2007 the Board of Directors, of LiveDeal, Inc., elected Mr. Thomas J. Clarke, Jr. as a director of the company effective immediately.  Mr. Clarke is currently the Chairman and Chief Executive Officer of TheStreet.com (NASQ-TSCM). Prior to joining that company in 1999, Mr. Clarke was Chief Executive Officer of Thomson Financial Investor Relations. At that company, Mr. Clarke oversaw the sale of what was then Technimetrics Inc. from Knight-Ridder to Thomson Corporation in 1998. Mr. Clarke has also held management positions at companies such as McAuto Systems Corp. and Media Records.  Additionally, Mr. Clarke serves as a business information advisor for Plum Holdings L.P., an institutional venture capital firm specializing in early stage investments in media companies. He serves on the University of Albany's executive advisory board of the Center for Comparative Functional Genomics, and on the board of Standing Stone, Inc., developers of disease state management solutions.

We believe that the addition of these directors, two of whom are independent, will strengthen our corporate governance and the effectiveness of our organization.

Restatements

During fiscal 2007, we revisited our consolidated financial statement presentation.  As such, we have determined that it is preferable to make changes to certain classifications within our financial statements. These changes are summarized as follows:

Balance Sheet

•
Certain investment accounts totaling $815,785 have been reclassified from cash and cash equivalents to certificates of deposit and other investments based on the maturity dates of the underlying investments

•
Accrued refunds and fees of $1,250,000 relating to the Attorneys’ General settlement described in Note 10 have been reclassified from accounts receivable, net to accrued liabilities in the accompanying consolidated balance sheet as of September 30, 2006.

•
Certain miscellaneous receivables totaling $23,819 at September 30, 2006 were reclassified from prepaid expenses and other current assets to accounts receivable, net in the accompanying consolidated balance sheet.

Statement of Operations

•	Dilution and charge backs have been reclassified from cost of services to a reduction in net revenues in the consolidated statement of operations.
•	Monitoring fees related to our LEC billing channel have been reclassified from general and administrative expenses to cost of services.
•	Depreciation and amortization expenses that were previously separately stated are now included in general and administrative expenses in the consolidated statement of operations.
•	Litigation and related expenses that were previously included in other income and expense are now separately stated as a component of operating expenses in the consolidated statement of operations.

Our auditors have reviewed these changes and concur with our current presentation.  All prior periods have been restated to conform to the current period presentation.  See Note 19 to our audited consolidated financial statements.

Attorneys’ General Settlement

On December 14, 2006, we voluntarily entered into a settlement with thirty-four states’ attorneys general to address their concerns over our promotional activities, specifically the use of our check mailer for customer acquisition.  The main terms of this agreement were as follows:

•	We paid a settlement fee of $2,000,000 to the state consortium, which was distributed among themselves;
•	We discontinued the use of activation checks as a promotional incentive;
•
We temporarily suspended billing of any active customer that was acquired in connection with the use of an activation check while notifying the customer of their legal rights to cancel the service and providing them a 60-day opportunity to receive a refund equivalent to the customer’s last two payments; and

•	We agreed not to employ any collection efforts with respect to past-due accounts of customers that were secured through the use of an activation check.

This settlement limited our exposure to significant legal fees and costs that may have been otherwise incurred had we decided to dispute these inquiries.  Further, we had been transitioning a significant amount of our marketing efforts away from the use of activation checks toward the use of telemarketing and other marketing channels during 2005 and 2006.  With this settlement, we were able to accelerate this transition away from the use of activation checks and focus our marketing efforts toward improving the effectiveness and efficiency of our telemarketing campaigns and other marketing efforts.

Recent Financial Results

The following represents a summary of recent financial results:

	Q4 2007	Q3 2007	Q2 2007	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006
Net Revenues	$7,120,697	$5,989,437	$6,106,544	$7,123,683	$8,335,284	$8,577,639	$7,997,623	$7,047,401
Gross margin	$5,860,893	$5,113,544	$5,148,835	$6,012,813	$6,697,106	$7,506,947	$7,213,184	$6,510,430
Operating expenses	$4,956,356	$4,537,182	$4,043,109	$5,272,759	$9,053,783	$6,276,713	$7,081,323	$7,078,205
Operating income (loss)	$904,537	$576,362	$1,105,726	$740,054	$(2,356,677)	$1,230,234	$131,861	$(567,775)
Net income (loss)	$376,053	$266,405	$626,262	$485,198	$(1,680,673)	$826,847	$129,998	$(327,092)

Net revenues in fiscal 2007 decreased by approximately $5,618,000 when compared to fiscal 2006.  This decrease was primarily attributable to the Attorneys’ General Settlement, which caused approximately 15,000 customer cancellations in our ACH billing channel and prevented us from signing new customers from our direct mail campaign in the first quarter of fiscal 2007.  Revenues declined during the first three quarters of fiscal 2007, but have since increased in the fourth quarter of 2007.  We do not anticipate any further impacts to our results of operations as a result of this settlement.

Despite lower revenues of $26.3 million in 2007 compared to $32 million in 2006, we generated net income of approximately $1,754,000, or $0.33 per share on a diluted basis, during fiscal 2007.  Net income was negatively impacted by approximately $1 million of direct response advertising costs incurred in October 2006 for which we derived no benefit, $500,000 of additional tax expense associated with the write-off of deferred tax assets related to our restricted stock awards, and $377,000 of increased bad debt reserves resulting from the bankruptcy filing of one of our billing aggregators, each of which is further described below.

During fiscal 2006, we generated net loss of approximately $1,051,000, or ($0.23) per share on a diluted basis. The net loss for 2006 includes non-recurring expenses totaling approximately $4,144,000 or $0.92 per share consisting of approximately $3,687,000 of settlement related matters with attorneys general and with a former vendor and approximately $457,000 of severance costs, further described below.

The following non-recurring items are relevant to our fiscal 2007 and 2006 quarterly operating results:

▪
Fourth quarter of fiscal 2007 – includes an increased bad debt reserve of approximately $377,000 resulting from the Chapter 11 Bankruptcy filing of one of our LEC aggregators, representing our entire pre-petition outstanding receivable balance.  The aggregator continues to operate as debtor-in-possession.  We have since transitioned this portion of our business to another aggregator.

▪	Second quarter of fiscal 2007 – includes the reversal of approximately $200,000 of accrued expenses related to the Attorneys’ General settlement.

▪
First quarter of fiscal 2007 – includes approximately $1,000,000 of direct response advertising costs incurred in October 2006 for which we derived no benefit based on the Attorneys’ General settlement that was agreed to in December 2006.

▪	Fourth quarter of fiscal 2006 – includes the following charges associated with the Attorneys’ General settlement:

o	$2,000,000 payment to cover regulatory and related expenses
o	$1,250,000 of accrued refunds and processing fees for existing customers that wish to cancel their service in response to the correspondence to be sent per the terms of the agreement
o	$275,000 of legal and professional fees

▪
Second quarter of fiscal 2006 – includes an increase of general and administrative expenses of approximately $80,000 related to separation costs with our former Chief Financial Officer and $39,000 related to separation costs with other employees.

▪
First quarter of fiscal 2006 – includes an increase of general and administrative expenses totaling approximately $338,000 related to separation costs with our former Chief Executive Officer and an increase in other expenses associated with an additional expense of $162,000 relating to an outstanding legal matter.

Critical Accounting Estimates and Assumptions

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  Summaries of our significant accounting policies are detailed in the notes to the consolidated financial statements, which are an integral component of this filing.

The following summarizes critical estimates made by management in the preparation of the consolidated financial statements.

Revenue Recognition. We generate revenue from customer subscriptions for directory and advertising services.  Our billing and collection procedures include significant involvement of outside parties, referred to as aggregators for LEC billing and service providers for ACH billing.  Such processes are described below.

ACH Billing– For ACH billing, we submit electronic billing information to our service providers, who in turn use this information as a basis for processing direct bank withdrawals through an Automated Clearing House.  We receive information regarding records that are rejected or cannot otherwise be processed on a timely basis, and we recognize revenue only for those items that are processed.

LEC Billing– When a customer subscribes to our service we create an electronic customer file, which is the basis for the billing.  We submit gross billings electronically to third party billing aggregators. These billing aggregators compile and format our electronic customer files and forward the billing records to the appropriate LECs.  The billing for our service flows through to monthly bills of the individual LEC customers.  The LECs collect our billing and remit amounts to the billing aggregators, which in turn remit funds to us.  The following are significant accounting estimates and assumptions used in the revenue recognition process with respect to these billings.

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

•
Fees.  Both the aggregator and the LEC charge processing fees.  Additionally, the LEC charges fees for responding to billing inquiries by its customers, processing refunds, and other customer-related services.  Such fees are estimated at the time of billing and charged to cost of services.

Direct bill customers– If we are unable to bill via any other means, we bill subscribers directly via paper invoices.  Our collection rate on these billings is significantly lower than those processed through the LECs.  We track collections on direct-billed customers and recognize revenue from those customers based on the historical collection rates.

Fulfillment contracts– Beginning in fiscal 2006, we began entering into contracts with several third parties whereby we provide hosting, customer service and certain administrative functions under revenue sharing agreements.  We recognize revenues only for those revenues for which we are entitled to when the related services are performed.

Allowance for Doubtful Accounts.  We receive cash through the processes discussed above.  Under our contractual arrangements with our third party aggregators and service providers, the LECs and aggregators/service providers deduct from our gross billings amounts for returns, nonpaying customers, dilution and fees to arrive at net proceeds remitted to us.  We estimate an allowance for doubtful accounts on the basis of information provided by the billing aggregators and service providers.  This information is an indicator of timely payments made by our subscribers.  At September 30, 2007 and 2006, the allowance for doubtful accounts was approximately 22% and 26% of gross accounts receivable, respectively.  The allowance at September 30, 2007 includes a reserve of approximately $377,000 resulting from the Chapter 11 Bankruptcy filing of one of our LEC aggregators, representing our entire pre-petition outstanding receivable balance.  Notwithstanding this additional reserve, our allowance decreased from September 30, 2006 to September 30, 2007 as we have increased our quality control procedures over the submission of our billings to reduce the risk of dilution and noncollectibility.

Carrying Value of Intangible Assets.  Our intangible assets consist of licenses for the use of Internet domain names or Universal Resource Locators, or URLs, capitalized website development costs, other information technology licenses and marketing and technology related intangibles acquired through the acquisition of LiveDeal, Inc.  All such assets are capitalized at their original cost (or at fair value for assets acquired through business combinations) and amortized over their estimated useful lives.

We evaluate the recoverability of the carrying amount of intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable.  In the event of such changes, impairment would be assessed if the expected undiscounted net cash flows derived for the asset are less than its carrying amount.  We most recently completed an impairment test in the fourth quarter of fiscal 2007.  No long-lived assets were impaired during the years ended September 30, 2007, 2006, and 2005.

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

Prior to fiscal 2006, the majority of our capitalized customer acquisition costs related to our mailing campaigns for which we amortized the costs based on historical IAP advertiser attrition rates attributable to our entire customer base.  During fiscal 2006, we began increasing our expenditures for telemarketing campaigns.  The capitalization of such costs required that we amortize the costs over the average expected life of acquired customers, as determined on a cost-pool-by-cost-pool basis.  Our systems do not allow us to efficiently and accurately monitor customer lives by method of acquisition.  Therefore, we are unable to determine the average expected life of those customers acquired via telemarketing versus those acquired via mailing campaigns.  As we cannot effectively evaluate such costs on a cost-pool-by-cost-pool basis, we determined in fiscal 2006 that the more preferable method of accounting for these costs is to expense them when incurred.  We enacted this change in accounting principle during the fourth quarter of fiscal 2006 and we have restated all periods presented to reflect this new method of accounting for such costs.

Income Taxes.  Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which if it is more likely than not that the related benefit will not be realized.

We have estimated net deferred income tax assets of $5,097,789 and $3,116,523 at September 30, 2007 and 2006, respectively, which relate to various timing differences between book and tax expense recognition.

In anticipation of the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109) in fiscal 2008, we engaged an independent accounting firm to perform a preliminary analysis of our tax positions.  Such investigation did not reveal any significant uncertainties that would affect the carrying value of our deferred tax assets and liabilities at September 30, 2007.

Stock-Based Compensation.  From time-to-time, we grant restricted stock awards to employees, directors, executives, and consultants.  Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period. Prior to October 1, 2004, we recognized forfeitures as they occurred.  Upon occurrence, we reversed the previously recognized expense associated with such grant.  Effective October 1, 2004, we changed to an expense recognition method that is based on an estimate of the number of shares that are ultimately expected to vest (see discussion below in “Results of Operations – Cumulative Effect of Accounting Change”).  The impacts of changes in such estimates on unamortized deferred compensation cost are recorded as an adjustment to compensation expense in the period in which such estimates are revised.

Results of Operations

Net Revenues

Year Ended September 30,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2007	$26,340,361	$(5,617,586)	(17.6)%
2006	$31,957,947	$7,595,952	31.2%
2005	$24,361,995

Net revenues decreased in fiscal 2007 as compared to 2006 primarily attributable to the Attorneys’ General Settlement, which caused approximately 15,000 customer cancellations in our ACH billing channel and prevented us from signing new customers from our direct mail campaign in the first quarter of fiscal 2007. As a result of this settlement, we experienced an increase in customer cancellations and a temporary disruption in our marketing efforts.  Revenues declined during the first three quarters of fiscal 2007, but have since increased in the fourth quarter of fiscal 2007.  We do not anticipate any further impacts to our results of operations as a result of this settlement.

The increase in revenues for fiscal 2006, as compared to 2005, was largely due to an increased customer count attributable to expanded marketing efforts, the reintroduction of certain LEC billing channels for new customers, and new fulfillment contracts.

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

Included in net revenues for fiscal 2007 were $673,643 of revenues stemming from our classified and online marketplace as a result of the acquisition of LiveDeal

Cost of Services

Year Ended September 30,	Cost of Services	Change from Prior Year	Percent Change from Prior Year

2007	$4,204,276	$173,996	4.3%
2006	$4,030,280	$892,524	28.4%
2005	$3,137,756

Cost of services increased in fiscal 2007 as compared to fiscal 2006 due to an increase in LEC billings, which have higher costs than other billing channels.  Also included in fiscal 2007 is a bad debt reserve of approximately $377,000 resulting from the Chapter 11 Bankruptcy filing of one of our LEC aggregators, representing our entire pre-petition outstanding receivable balance from this LEC. The increase in cost of services for the year ended September 30, 2006, as compared to September 30, 2005, is also attributable to an increase in LEC billings.  The following table sets forth billings by channel for each of the following fiscal years:

	2007	2006	2005
LEC billing	63%	48%	30%
ACH billing	30%	46%	56%
Direct billing	4%	6%	14%
Classified	3%	0%	0%

We expect cost of services to continue to be directly correlated to our usage of LEC billing channels.

Gross Profit

Year Ended September 30,	Gross Profit	Change from Prior Year	Percent Change from Prior Year

2007	$22,136,085	$(5,791,582)	(20.7)%
2006	$27,927,667	$6,703,428	31.6%
2005	$21,224,239

The changes in our gross profits were due primarily to changes in revenues and increased cost of sales associated with higher utilization of LEC billing channels. Gross margins were 84%, 87% and 87% of net revenues in fiscal 2007, 2006, and 2005, respectively.

General and Administrative Expenses

Year Ended September 30,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2007	$12,518,620	$(1,832,133)	(12.8)%
2006	$14,350,753	$(249,861)	(1.7)%
2005	$14,600,614

General and administrative expenses decreased in fiscal 2007 as compared to fiscal 2006 due to the following:

•
A decrease in compensation expense of approximately $1,887,000 resulting from (i) a fiscal 2007 reduction in workforce stemming from the discontinuance of our check mailer program and other business changes which reduced our need for administrative support and (ii) a decrease of severance costs of $352,000 that were incurred in fiscal 2006;

•
A reduction in customer related expenses of approximately $1,093,000 resulting from charges of approximately $924,000 in fiscal 2006 associated with reconfirming customers acquired through our check activator program and $169,000 of other decreased customer related and collection expenses as we reduced our usage of direct billing methods in fiscal 2007;

•
An increase in our software and data license expenses of approximately $360,000 primarily attributable to license fees associated with a new customer relationship management system acquired during fiscal 2007;

•
An increase in travel costs of approximately $313,000 related to increased investor relations activities, acquisitions in California and the Philippines, and increased travel between our offices in Nevada and Arizona;

•
An increase in amortization expense of approximately $124,000 resulting from increased capitalized intangible assets, the most significant of which were marketing and technology-related intangible assets that were acquired through our acquisition of LiveDeal, Inc.;

•	An increase in investor relations expenses of $124,000 as we seek to expand and attract new investors; and

•	Other cost increases of approximately $227,000.

 General and administrative expenses decreased from fiscal 2006 to 2005 based on the following:

•
A decrease in mailing and other customer costs of approximately $662,000 associated with the reduction of paper invoices and other methods of correspondence with customers for which payment is unlikely to be received;

•	A decrease in depreciation and amortization expense of approximately $135,000 as a significant amount of our fixed assets and intangible assets recently became fully depreciated; and

•	An increase in consulting and professional fees of approximately $233,000, primarily driven by $162,000 of executive search and placement services and other miscellaneous activities;

•
An increase in compensation expense of approximately $476,000 associated with the general increase in revenues and business activity in fiscal 2006.  This increase was comprised of increases of approximately (i) $352,000 of severance costs associated with the termination of former officers and other personnel, (ii) non-cash compensation costs of $179,000 associated with restricted stock awards, (iii) $307,000 for Directors’ compensation and Executive bonuses, and (iv) increases in leased and contract employees and other miscellaneous compensation expenses of $131,000.  These costs were partially offset by a decrease in executive consulting fees of approximately $493,000;

•	General cost reductions of approximately $162,000.

Our general and administrative expenses consist largely of fixed and semi-fixed expenses such as compensation, rent, and utilities.  Therefore, we do not consider short-term trends of general and administrative expenses as a percentage of revenues to be meaningful indicators for evaluating operational performance.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q4 2007	Q3 2007	Q2 2007	Q1 2007	Q4 2006	Q3 2006	Q2 2006	Q1 2006
Compensation for employees, leased employees, officers and directors	$1,535,115	$1,760,439	$1,877,103	$1,873,582	$2,073,646	$1,908,099	$2,475,244	$2,476,713
Professional fees	184,507	529,139	319,948	394,028	347,247	313,533	282,148	416,088
Reconfirmation, mailing, billing and other customer-related costs	33,662	24,269	34,042	23,715	39,180	245,597	396,883	491,947
Depreciation and amortization	460,554	396,759	364,724	336,887	316,688	351,342	369,519	397,005
Other general and administrative costs	757,136	522,583	531,915	558,513	390,093	325,405	360,276	374,100

Sales and Marketing Expenses

Year Ended September 30,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2007	$6,491,504	$(4,960,961)	(43.3)%
2006	$11,452,465	$6,142,229	115.7%
2005	$5,310,236

Sales and marketing expenses decreased in fiscal 2007 as compared to fiscal 2006 primarily due to the discontinuance of our direct mail campaigns and increased efficiencies on our telemarketing campaigns, partially offset by an expansion of our telemarketing activities.  We incurred approximately $5.3 million of direct mail expenses in fiscal 2006.  Such costs were reduced to approximately $1 million in fiscal 2007 as we transitioned from direct mail campaigns to telemarketing.  While our telemarketing efforts have increased significantly, we renegotiated contracts with our service providers and, during the fourth quarter of fiscal 2007, brought a portion of these activities in-house through the acquisition of OnCall Subscriber Management Inc.

Sales and marketing expense increased in fiscal 2006 as compared to fiscal 2005 primarily due to an increase in telemarketing expenditures from $153,000 in fiscal 2005 to $5,245,000 in fiscal 2006.  The remaining increase is due to increased mailing campaigns partially offset by a decrease in branding activities.

Litigation and Related Expenses

Year Ended September 30,	Litigation and Related Expenses	Change from Prior Year	Percent Change from Prior Year

2007	$(200,718)	$(3,887,524)	(105.4)%
2006	$3,686,806	$3,358,673	1023.6%
2005	$328,133

In fiscal 2007, we had no significant outstanding, pending or threatened litigation.  We also concluded the Attorneys’ General settlement (described in “Executive Overview – Recent Developments and Outlook” above) and reversed our remaining accruals of approximately $201,000.

The impact of the Attorneys’ General settlement in fiscal 2006 consisted of a settlement fee of $2,000,000, $1,250,000 of accrued refunds and related expenses and $275,000 of legal fees.  Also included in litigation and related expenses for fiscal 2006 was a $162,000 expense related to the settlement of an outstanding matter with a vendor.

The litigation and related expenses in fiscal 2005 consisted of an accrual of $328,133 related to this vendor dispute.

Operating Income (Loss)

Year Ended September 30,	Operating Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2007	$3,326,679	$4,889,036	312.9%
2006	$(1,562,357)	$(2,547,613)	(258.6)%
2005	$985,256

The increase in operating income for fiscal 2007 as compared to fiscal 2006 is primarily due to decreased operating and litigation related expenses, partially offset by lower net revenues, each of which is described above.  The decrease in operating income for fiscal 2006 as compared to fiscal 2005 is primarily due to the effects of the attorneys general settlement and changes in revenues and sales and marketing expenses as described above.

Other Income (Expense)

Year Ended September 30,	Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2007	$10,945	$35,463	144.6%
2006	$(24,518)	$197,758	(89.0)%
2005	$(222,276)

Other income (expense) in fiscal 2007 consists primarily of interest income on cash and short term investment balances.  In fiscal 2006, this account included expenses associated with the settlement of minor outstanding claims, partially offset by interest income.  Other income (expense) for fiscal 2005 included losses $282,000 associated with our agreement to settle outstanding amounts due from two of our largest stockholders, partially offset by interest income.

Income Tax Provision (Benefit)

Year Ended September 30,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2007	$1,855,675	$2,167,454	695.2%
2006	$(311,779)	$(683,816)	(183.8)%
2005	$372,037

The change in our income tax provision (benefit) in each of the above years is due primarily to changes in our pre-tax income.  However, in fiscal 2007 and 2006, we incurred additional income tax expense of $499,885 and $217,131 due to book-tax differences in the recognition of restricted stock awards.  During these periods, a portion of our restricted stock awards had vested and, due to declines in our stock price from grant date to vest date, the tax effects of the vesting of these awards were less than the carrying value of the related deferred tax assets.

Cumulative Effect of Accounting Change

During the first fiscal quarter of 2005, we changed our method of accounting for forfeitures of restricted stock awards to employees, officers, and directors.  Prior to October 1, 2004, we recognized forfeitures as they occurred.  Upon occurrence, we reversed the previously recognized expense associated with such grant.  Effective October 1, 2004, we changed to an expense recognition method that is based on an estimate of the number of shares that are ultimately expected to vest.  We believe that this is a preferable method as it provides less volatility in expense recognition.  Additionally, while both methods of accounting for forfeitures are acceptable under current guidance, the implementation of SFAS No. 123R (effective during the first quarter of fiscal 2006) no longer permits us to recognize forfeitures as they occur.  This change resulted in an increase to net income of $99,848, net of income taxes of $53,764, during the first quarter of fiscal 2005.  Note that this change in accounting principle was enacted prior to the adoption of SFAS No. 154, which requires the retroactive application of changes in accounting principles to all periods presented.

Net Income (Loss)

Year Ended September 30,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2007	$1,753,918	$2,804,838	266.9%
2006	$(1,050,920)	$(1,776,066)	(244.9)%
2005	$725,146

Changes in net income (loss) are primarily attributable to changes in operating income and changes in income tax expense.  As the three years yielded different operating results stemming from the impacts of the Attorneys’ General settlement, changes in the use of billing channels, changes in marketing strategies and other operating changes, see the respective financial statement line item narratives included herein for a detailed analysis of changes in our results of operations.

Liquidity and Capital Resources

Net cash provided by operating activities decreased approximately $657,000, or 27.1%, to $1,765,000 for fiscal 2007 as compared to $2,422,000 for fiscal 2006.  The decrease in cash generated from operations is primarily due to the payment of over $3 million related to the attorney’s general settlement, partially offset by increases in net income and other changes in working capital.   Net cash provided by operating activities decreased approximately $4,568,000, or 65.4%, to $2,422,000 for the year ended September 30, 2006, compared to $6,990,000 for the year ended September 30, 2005.  The decrease in cash generated from operations in fiscal 2006 is primarily due to an increase in accounts receivable and the related provisions resulting from an increased reliance on the LEC billing channel.

Our primary source of cash inflows is net remittances from our billing channels, including ACH billings and LEC billings.  For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission.  For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process.  The billing service aggregators generally do not remit funds until they are collected.  Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates.  Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense.  These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time.  We classify these holdback reserves as current or long-term receivables on our consolidated balance sheet, depending on when they are scheduled to be remitted to us.  As of September 30, 2007, approximately 70% of our gross accounts receivable are due from three aggregators.

Our most significant cash outflows include payments for marketing expenses and general operating expenses.  General operating cash outflows consist of payroll costs, income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used in investing activities totaled $2,176,000 during fiscal 2007 and consisted of $4,114,000 of net cash outflows for the acquisitions of LiveDeal, Inc. and OnCall Subscriber Management Inc., $939,000 of expenditures for software and intangible assets and $205,000 of purchases of equipment, partially offset by the liquidation of $3,082,000 of certificates of deposit and other investments.  During fiscal 2006, net cash used in investing activities was $1,904,000 and consisted of investments of excess cash in certificates of deposit and other investments, expenditures for intangible assets and minor purchases of equipment.  During fiscal 2005, cash used for investing activities was $2,441,000, and also consisted of investments of excess cash in certificates of deposit and other investments, expenditures for intangible assets and minor purchases of equipment.

Net cash used for financing activities was $310,000 during fiscal 2007 and consisted primarily of repurchases of stock owned by dissenting shareholders in connection with the acquisition of LiveDeal, Inc.  Net cash used for financing activities was $237,000 during fiscal 2006 and consisted primarily of the repurchase of our treasury stock.  Cash used for financing activities during fiscal 2005 was $2,012,000 and consisted predominantly of payments of common stock dividends of $1,445,000 and purchases of treasury stock totaling $566,000.

We had working capital of $11,316,000 as of September 30, 2007, compared to $13,909,000 as of September 30, 2006.  Our cash position decreased to $5,675,000 at September 30, 2007 compared to $6,395,000 at September 30, 2006, as investing and financing outflows exceeded cash flows from operations, each of which is described above.

During 2005, our Board of Directors authorized the repurchase of up to $3,000,000 of our common stock from time to time on the open market or in privately negotiated transactions.  We purchased a total of 85,385 shares at an aggregate cost of $686,793 under the plan. On May 25, 2007, the Company’s Board of Directors terminated the 2005 stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions

During fiscal 2006, we entered into a contractual arrangement with an attorney to settle previous claims and to engage the future services of this attorney. Under the terms of the arrangement, we made cash payments during the year totaling $145,000 and granted 10,000 shares of restricted stock. We are obligated to make future payments over the next year totaling $63,000 in exchange for future services. Such amounts have not been accrued in the accompanying financial statements as such payments are for future services.

During fiscal 2006, we entered into a contractual arrangement with a consulting firm to provide strategic and operational related consulting services.  Under the terms of the agreement, we are obligated to make future payments through July 2009 that vary based on the Company’s billed customer count subject to a minimum of $20,000 per month.  Current payments are approximately $100,000 per month.  The future payments have not been accrued in the accompanying financial statements as such payments are for future services.

The following table summarizes our contractual obligations at September 30, 2007 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
Operating lease commitments	$2,942,292	$830,833	$800,639	$509,923	$407,523	$314,789	$78,585
Noncanceleable service contracts	1,551,000	777,000	674,000	100,000	-	-	-
	$4,493,292	$1,607,833	$1,474,639	$609,923	$407,523	$314,789	$78,585

We believe that our existing cash on hand and additional cash generated from operations will provide us with sufficient liquidity to meet our operating needs for the next 12 months.

At September 30, 2007, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2006, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2007 or 2006) or commodity price risk.

ITEM 8. Financial Statements and Supplementary Data

LIVEDEAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

LiveDeal, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of LiveDeal, Inc. and Subsidiaries as of September 30, 2007 and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LiveDeal, Inc. and Subsidiaries as of September 30, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
December 18, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board
of Directors of LiveDeal, Inc.:

We have audited the accompanying consolidated balance sheet of LiveDeal, Inc. (formerly YP Corp.) and Subsidiaries as of September 30, 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended September 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LiveDeal, Inc. (formerly YP Corp.) and Subsidiaries as of September 30, 2006, and the consolidated results of its operations and cash flows for each of the two years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19, to the consolidated financial statements, LiveDeal, Inc. has restated its financial statements as of September 30, 2006 and for each of the two years in the period ended September 30, 2006.

/s/ Epstein, Weber & Conover, PLC
 Scottsdale, Arizona
 December 18, 2006, except as to Note 19
    which is as of December 18, 2007

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
Assets	2007	2006
		(as restated)

Cash and equivalents	$5,674,533	$6,394,775
Certificates of deposit and other investments	-	3,082,053
Accounts receivable, net	6,919,180	8,015,600
Prepaid expenses and other current assets	510,609	235,250
Deferred tax asset	546,145	1,781,736
Total current assets	13,650,467	19,509,414
Accounts receivable, long term portion, net	1,941,996	1,140,179
Property and equipment, net	423,563	178,883
Deposits and other assets	103,057	91,360
Intangible assets, net	7,372,147	5,722,604
Goodwill	11,683,163	-
Deferred tax asset, long term	4,551,644	1,334,787
Income taxes receivable	316,429	-
Total assets	$40,042,466	$27,977,227

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$1,138,265	$773,653
Accrued liabilities	1,196,330	4,565,439
Income taxes payable	-	261,762
Total current liabilities	2,334,595	5,600,854
Total liabilities	2,334,595	5,600,854

Commitments and contingencies

Stockholders' Equity:
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $.001 par value, 100,000,000 shares authorized, 6,693,676 and 5,002,159 issued and outstanding	6,694	5,002
Treasury stock (328,566 and 284,342 shares carried at cost)	(2,714,698)	(2,407,158)
Paid in capital	23,325,888	12,294,186
Deferred stock compensation	-	(2,854,122)
Retained earnings	17,079,121	15,327,599
Total stockholders' equity	37,707,871	22,376,373

Total liabilities and stockholders' equity	$40,042,466	$27,977,227

See accompanying notes to consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2007	2006	2005
		(as restated)	(as restated)

Net revenues	$26,340,361	$31,957,947	$24,361,995
Cost of services	4,204,276	4,030,280	3,137,756
Gross profit	22,136,085	27,927,667	21,224,239

Operating expenses:
General and administrative expenses	12,518,620	14,350,753	14,600,614
Sales and marketing expenses	6,491,504	11,452,465	5,310,236
Litigation and related expenses	(200,718)	3,686,806	328,133
Total operating expenses	18,809,406	29,490,024	20,238,983
Operating income (loss)	3,326,679	(1,562,357)	985,256
Other income (expense):
Interest expense and other financing costs	-	-	(8,610)
Interest income	271,969	224,176	242,965
Other income (expense)	10,945	(24,518)	(222,276)
Total other income (expense)	282,914	199,658	12,079

Income (loss) before income taxes and cumulative effect of accounting change	3,609,593	(1,362,699)	997,335
Income tax provision (benefit)	1,855,675	(311,779)	372,037
Cumulative effect of accounting change (net of income taxes of $53,764 in 2005)	-	-	(99,848)
Net income (loss)	$1,753,918	$(1,050,920)	$725,146

Net income (loss) per common share:
Basic:
Income (loss) applicable to common stock before cumulative effect of accounting change	$0.34	$(0.23)	$0.14
Cumulative effect of accounting change	$-	$-	$0.02
Net income applicable to common stock	$0.34	$(0.23)	$0.16

Diluted:
Income (loss) applicable to common stock before cumulative effect of accounting change	$0.33	$(0.23)	$0.14
Cumulative effect of accounting change	$-	$-	$0.02
Net income (loss) applicable to common stock	$0.33	$(0.23)	$0.16

Weighted average common shares outstanding:
Basic	5,108,551	4,495,868	4,639,036
Diluted	5,336,439	4,495,868	4,665,992

See accompanying notes to consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Treasury	Paid-In	Deferred	Retained
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Earnings	Total

Balance, October 1, 2004	5,085,879	$5,086	128,340	$10,909	$-	$12,197,719	$(5,742,814)	$17,101,493	$23,572,393
Common stock issued for services	10,000	10	-	-	-	119,490	-	-	119,500
Treasury stock received as partial settlement of amounts due from affiliates	(188,957)	(189)	-	-	(1,606,131)	189	-	-	(1,606,131)
Treasury stock acquired as part of stock repurchase program	(60,125)	(60)	-	-	(565,609)	60	-	-	(565,609)
Series E preferred stock dividends	-	-	-	-	-	-	-	(1,439)	(1,439)
Conversion of Series E preferred stock	50	-	(500)	(43)	-	267	-	-	224
Common stock issued in restricted stock plan	88,572	89	-	-	-	530,287	(530,376)	-	-
Amortization of deferred stock compensation	-	-	-	-	-	-	1,419,557	-	1,419,557
Net income	-	-	-	-	-	-	-	725,146	725,146
Common stock dividends	-	-	-	-	-	-	-	(1,444,763)	(1,444,763)
Cumulative effect of accounting change	-	-	-	-	-	(1,166,426)	1,012,814	-	(153,612)
Effect of change in estimated forfeiture rate
for restricted stock plan	-	-	-	-	-	(593,284)	593,284	-	-
Canceled stock	(51,650)	(52)	-	-	-	52	-	-	-
Balance, September 30, 2005	4,883,769	4,884	127,840	10,866	(2,171,740)	11,088,354	(3,247,535)	16,380,437	22,065,266

Treasury stock acquired as part of stock repurchase program	(25,260)	(26)	-	-	(134,418)	26	-	-	(134,418)
Treasury stock acquired in connection with URL purchase	(10,000)	(10)	-	-	(101,000)	10	-	-	(101,000)
Series E preferred stock dividends	-	-	-	-	-	-	-	(1,918)	(1,918)
Common stock issued in restricted stock plan	239,650	240	-	-	-	1,290,178	(1,290,418)	-	-
Amortization of deferred stock compensation	-	-	-	-	-	-	1,599,363	-	1,599,363
Net income	-	-	-	-	-	-	-	(1,050,920)	(1,050,920)
Effect of change in estimated forfeiture rate
for restricted stock plan	-	-	-	-	-	(84,468)	84,468	-	-
Canceled stock	(86,000)	(86)	-	-	-	86	-	-	-
Balance, September 30, 2006	5,002,159	5,002	127,840	10,866	(2,407,158)	12,294,186	(2,854,122)	15,327,599	22,376,373

Reclass of deferred compensation	-	-	-	-	-	(2,854,122)	2,854,122	-	-
Series E preferred stock dividends	-	-	-	-	-	-	-	(2,396)	(2,396)
Common stock issued in restricted stock plan	78,500	79	-	-	-	(79)		-	-
Common stock issued in acquisition	1,675,016	1,675	-	-	-	12,326,370	-	-	12,328,045
Shares acquired from LiveDeal shareholders	(44,224)	(44)			(307,540)	44			(307,540)
Issuance of restricted stock in exchange for services	10,800	11	-	-	-	78,828	-	-	78,839
Restricted stock cancellations	(28,575)	(29)	-	-	-	29	-	-	-
Amortization of deferred stock compensation	-	-	-	-	-	1,480,632	-	-	1,480,632
Net income	-	-	-	-	-	-	-	1,753,918	1,753,918
Balance, September 30, 2007	6,693,676	$6,694	127,840	$10,866	$(2,714,698)	$23,325,888	$-	$17,079,121	$37,707,871

See accompanying notes to consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2007	2006	2005
		(as restated)	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,753,918	$(1,050,920)	$725,146
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,575,488	1,434,554	1,569,999
Amortization of deferred stock compensation	1,480,632	1,599,363	1,419,557
Issuance of common stock as compensation for services	78,839	-	119,500
Non-cash interest income on advances to affiliates	-	-	(110,019)
Non-cash loss on transaction with affiliates	-	-	281,884
Cumulative effect of accounting change	-	-	(99,848)
Non-cash compensation expense to Chief Executive Officer	88,680	-	-
Deferred income taxes	1,564,352	(1,484,554)	(507,259)
(Gain) loss on disposal of equipment	4,128	(3,221)	-
Provision for uncollectible accounts	660,963	429,614	631,277
Changes in assets and liabilities:
Restricted cash	-	500,000	(500,000)
Accounts receivable	(237,771)	(3,300,144)	3,594,508
Prepaid and other current assets	(252,182)	293,437	(1,365,853)
Deposits and other assets	(851)	(29,331)	177,031
Accounts payable	(718,151)	118,127	(554,838)
Accrued liabilities	(3,654,358)	3,762,169	260,786
Income taxes payable	(578,191)	152,907	1,348,290

Net cash provided by operating activities	1,765,496	2,422,001	6,990,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(4,114,139)	-	-
Expenditures for intangible assets	(939,102)	(801,416)	(391,077)
Net purchases/redemptions of certificates of
deposits and other investments	3,082,053	(1,077,066)	(2,004,987)
Purchases of equipment	(204,614)	(25,719)	(44,728)

Net cash used in investing activities	(2,175,802)	(1,904,201)	(2,440,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(2,396)	(1,918)	(1,439)
Common stock dividends	-	-	(1,444,763)
Proceeds from conversion of preferred stock	-	-	224
Purchase of treasury stock	(307,540)	(235,418)	(565,609)

Net cash used in financing activities	(309,936)	(237,336)	(2,011,587)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(720,242)	280,464	2,537,782

CASH AND CASH EQUIVALENTS, beginning of year	6,394,775	6,114,311	3,576,529

CASH AND CASH EQUIVALENTS, end of year	$5,674,533	$6,394,775	$6,114,311

See accompanying notes to consolidated financial statements.

1.	ORGANIZATION AND BASIS OF PRESENTATION

LiveDeal, Inc. (the “Company”), formerly YP Corp., YP.Net, Inc. and RIGL Corporation, had previously attempted to develop software solutions for medical practice billing and administration.  The Company was not successful in implementing its medical practice billing and administration software products and looked to other business opportunities.  The Company acquired Telco Billing, Inc. (“Telco”) in June 1999, through the issuance of 1,700,000 shares of the Company’s common stock (on a post-split adjusted basis).  Prior to its acquisition of Telco, the Company had not generated significant or sufficient revenue from planned operations.

Telco was formed in April 1998 to provide advertising and directory listings for businesses on its Internet website in a “Yellow Pages” format.  Telco provides those services to its subscribers for a monthly fee.  These services are provided primarily to businesses throughout the United States.  Telco became a wholly owned subsidiary of YP Corp. after the June 1999 acquisition.

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

On June 6, 2007, the Company completed its acquisition of LiveDeal, Inc. (“LiveDeal”), a California corporation.  LiveDeal developed and operates an online local classifieds marketplace, www.livedeal.com, which listed millions of goods and services for sale in almost every city and zip code across the United States.   The technology acquired in the acquisition offers such classifieds functionality as fraud protection, identity protection, e-commerce, listing enhancements, photos, community-building, package pricing, premium stores, featured Yellow Page business listings and advanced local search capabilities.

On July 10, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of OnCall Subscriber Management Inc., a Manila, Philippines-based company that provides telemarketing services.  The acquisition took place through the Company’s wholly-owned subsidiary, “247 Marketing”, a Nevada corporation.

On August 10, 2007, the Company filed amended and restated articles of incorporation with the Office of the Secretary of State of the State of Nevada, pursuant to which the Company’s name was changed to LiveDeal, Inc., effective August 15, 2007.  The name change was approved by the Company’s Board of Directors pursuant to discretion granted to it by the Company’s stockholders at a special meeting on August 2, 2007.

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, LiveDeal, 247 Marketing, Telco and Telco of Canada, Inc, the Company’s wholly owned subsidiaries, for the years ended September 30, 2007, 2006, and 2005.  The results of LiveDeal and 247 Marketing are included from their respective acquisition dates of June 6, 2007 and July 10, 2007, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents:  This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  At times, cash deposits may exceed government-insured limits.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, LiveDeal, 247 Marketing, Telco Billing, Inc. and Telco of Canada, Inc.  The results of LiveDeal and 247 Marketing are included from their respective acquisition dates of June 6, 2007 and July 10, 2007, respectively.  All significant intercompany accounts and transactions have been eliminated.

Customer Acquisition Costs:  In the fourth quarter of fiscal 2006, the Company enacted a change in accounting principle to expense customer acquisition costs when incurred.  A preferability letter was obtained by the Company’s predecessor auditors and filed with the SEC in connection with the Company’s Form 10-K for the year ended September 30, 2006.  Prior periods have been restated to reflect the retroactive application of this change.  See Note 3.

Property and Equipment:  Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. Depreciation expense was $155,929, $246,919, and $373,803 for the years ended September 30, 2007, 2006, and 2005, respectively.

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

For billings via ACH withdrawals, revenue is recognized when such billings are accepted. For billings via LECs, the Company recognizes revenue based on net billings accepted by the LECs.  Due to the periods of time for which adjustments may be reported by the LECs and the billing companies, the Company estimates and accrues for dilution and fees reported subsequent to year-end for initial billings related to services provided for periods within the fiscal year.  Such dilution and fees are reported in cost of services in the accompanying consolidated statements of operations.  Customer refunds are recorded as an offset to gross revenue.

Revenue for billings to certain customers that are billed directly by the Company and not through the outside billing companies is recognized based on estimated future collections. The Company continuously reviews this estimate for reasonableness based on its collection experience.

Income Taxes: Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which if it is more likely than not that the related benefit will not be realized.

Net Income (Loss) Per Share: Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under the provisions of SFAS No. 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested restricted stock subject to cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants, restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

Financial Instruments: Financial instruments consist primarily of cash, cash equivalents, accounts receivable, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable.  The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments. The carrying amount of the advances to affiliates approximates fair value because the Company charges what it believes are market rate interest rates for comparable credit risk instruments. The Company has applied certain assumptions in estimating these fair values. The use of different assumptions or methodologies may have a material effect on the estimates of fair values.

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

Significant estimates made in connection with the accompanying consolidated financial statements include the estimate of dilution and fees associated with LEC billings, the estimated reserve for doubtful accounts receivable, estimated customer retention period used for the amortization of customer acquisition costs, estimated forfeiture rates for stock-based compensation, and estimated useful lives for intangible assets and property and equipment.

Stock-Based Compensation:  The Company from time-to-time grants restricted stock awards to employees and executives.  Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

The Company accounts for stock awards issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.  Under SFAS No. 123R and EITF No. 96-18, stock awards to non-employees are accounted for at fair value at their respective measurement date.

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that the Company assess the issue of impairment of a long-lived asset annually or whenever there is an indication that its carrying amount may not be recoverable.  The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.   The Company most recently completed an impairment evaluation in the fourth quarter of fiscal 2007.  No long-lived assets were determined to be impaired during the years ended September 30, 2007, 2006, and 2005.

Effects of Reverse Stock Split: Effective on August 15, 2007, the Company implemented a 1-for-10 reverse stock split with respect to issued and outstanding shares of its common stock.  The reverse stock split was approved by the Company’s Board of Directors pursuant to discretion granted to it by the Company’s stockholders at a special meeting on August 2, 2007.  All per share amounts have been retroactively restated for the effects of this reverse stock split.

Restatements: See Note 19.

Recently Issued Accounting Pronouncements:

 In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109) (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the impact of FIN 48 to have a material effect on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).  SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements.  The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of this pronouncement did not have a material effect of the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and result of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 with early adoption allowed.  The Company has not yet determined the impact, if any, that adopting this standard might have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 141(R) and SFAS No. 160 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting. SFAS No. 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and noncontrolling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  The Company is currently evaluating the effects of these pronouncements on its financial position and results of operations.

3.	ACCOUNTING CHANGES

Change in Accounting Principle Subsequent to Adoption of SFAS No. 154 – Accounting for Customer Acquisition Costs

Historically, the Company had capitalized customer acquisition costs, consisting of mailing lists and check mailers, and amortized them on a straight-line basis over the average expected life of the related customers based on historical IAP advertiser attrition rates and other factors.

Prior to fiscal 2006, the majority of the capitalized customer acquisition costs related to the Company’s mailing campaigns, for which the Company amortized the costs based on historical IAP advertiser attrition rates attributable to its entire customer base.  During fiscal 2006, the Company began increasing its expenditures for telemarketing campaigns.  The capitalization of such costs requires that the Company amortize them over the average expected life of acquired customers, as determined on a cost-pool by cost-pool basis.  The Company’s systems do not allow us to efficiently and accurately monitor customer lives by method of acquisition.  Therefore, the Company is unable to determine the average expected life of those customers acquired via telemarketing versus those acquired via mailing campaigns and cannot assess the value of the future benefits.  As it cannot effectively evaluate such costs on a cost-pool by cost-pool basis, the Company determined in fiscal 2006 that the more preferable method of accounting for these costs is to expense them when incurred.  The Company enacted this change in accounting principle during the fourth quarter of fiscal 2006 and, in accordance with SFAS No. 154, has restated all periods presented to reflect this new method of accounting for such costs.

4.	ACQUISITIONS

LiveDeal, Inc.

On June 6, 2007, the Company acquired all of the outstanding common and preferred stock of LiveDeal, Inc. ("LiveDeal") in exchange for 1,505,490 shares of Common Stock. In addition, the Company issued an aggregate of 23,155 shares of restricted Common Stock in exchange for the cancellation of all outstanding LiveDeal options and warrants. Finally, the Company agreed to issue an additional 146,371 shares of Company Stock in exchange for the cancellation of $1,021,666 of LiveDeal debt. Immediately following the transaction, LiveDeal became be a wholly-owned subsidiary of the Company.

LiveDeal has developed and operates an online local classifieds marketplace, www.livedeal.com which has millions of goods and services listed for sale, in almost every city and zip code across the U.S. LiveDeal offers such classifieds functionality as fraud protection, identity protection, e-commerce, listing enhancements, photos, community-building, package pricing, premium stores, featured Yellow Page business listings and advanced local search capabilities. Additionally, the LiveDeal technology lets consumers search or browse for items in a particular city, state or zip code.

At the site, users can search classifieds in any region and can look up businesses in a yellow pages database. As with most such classified ad sites, users are offered a search window and a listing of subcategories.  Sales are made directly between the user (buyer) and seller, and an "email the seller" link is provided to assist in this process.

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

The aggregate purchase price of LiveDeal was $12,700,695, consisting of approximately $12,328,045 of stock-based consideration and $372,650 of acquisition-related expenses.  The value of the combined 1,675,016 shares of common stock granted in the transaction was determined based on the average closing market price of the common stock over the two day period before and after the effective date of the acquisition.  The purchase price was determined based on an average of valuation estimates utilizing comparable companies, precedent transactions and discounted cash flow techniques.  There are no contingent payments or commitments specified in the agreement, except with respect to the employment agreement described in Note 10.

The following table sets forth the allocation of the acquisition cost, including acquisition-related expenses, to the assets acquired and liabilities assumed, based on their estimated fair values:

Current assets	$962,877
Property, plant and equipment	70,000
Goodwill	7,349,366
Intangible assets	2,130,000
Deferred tax assets	3,545,618
Other non-current assets	10,846
Total assets acquired	14,068,707

Current liabilities	1,368,012
Total liabilities assumed	1,368,012
Net assets acquired	$12,700,695

The Company does not expect the goodwill to be tax-deductible.  As the Company only operates in one reportable segment, the entire goodwill balance has been allocated to that segment.

The Company has estimated the fair value of LiveDeal’s identifiable intangible assets at $2,130,000, allocated as follows:

	Estimated Fair Value	Average Remaining Useful Life
Asset class:
Marketing-based intangible assets	$1,500,000	20 years
Technology-based intangible assets	630,000	5 years
	$2,130,000

Marketing-based intangible assets include trademarks, tradenames and internet domain names, whereas technology-based intangible assets include computer software, technology, databases, and trade secrets.

In connection with its acquisition of LiveDeal, the Company repurchased an aggregate of 44,224 shares of common stock from dissenting shareholders of LiveDeal.  The aggregate purchase price was $307,540.

OnCall Subscriber Management, Inc.

On July 10, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of OnCall Subscriber Management Inc. (a Manila, Philippines-based company), which OnCall purchased recently under option from 24 by 7 Contact Solutions, Inc.  The Company completed the acquisition through 247 Marketing, LLC, a wholly owned subsidiary, which established a subsidiary in the Philippines (247 Marketing, Inc.) to operate the business.  The acquisition added 170 Philippines-based employees to the Company’s workforce.

The aggregate purchase price of the acquisition was approximately $4,552,600 (including acquisition-related expenses of $52,600), which was paid in cash during fiscal 2007.  The Company allocated $218,803 of the purchase price to the estimated fair value of the equipment that was acquired and $4,333,797 to goodwill.  The Company does not expect the goodwill to be tax-deductible.  As the Company only operates in one reportable segment, the entire goodwill balance has been allocated to that segment.

Pro Forma Financial Information

The following table provides pro forma results of operations for the three and nine months ended June 30, 2007 and 2006 as if LiveDeal had been acquired as of the beginning of each period presented.  The pro forma results include certain purchase accounting adjustments such as the estimated changes in amortization expense on acquired intangible assets, increased compensation expense resulting from the contractual obligation for Mr. Navar’s salary (described in Note 10) and the elimination of interest expense on borrowings that were satisfied through the acquisition.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of LiveDeal.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Year ended September 30,
	2007	2006
	(unaudited)	(unaudited)

Net revenues	$28,057,074	$34,159,380

Net loss	$(1,834,830)	$(4,089,392)

Diluted net loss per share	$(0.28)	$(0.66)

The Company did not provide pro forma information for the acquisition of OnCall Subscriber Management Inc. as this entity was a carve-out of a larger entity.  As such, historical financial information of the acquired entity on a standalone basis is unattainable.

5.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	September 30,
	2007	2006
Receivables, current, net
Accounts receivable, current	$9,221,903	$11,050,104
Less: Allowance for doubtful accounts	(2,302,723)	(3,034,504)
	$6,919,180	$8,015,600
Receivables, long term, net
Accounts receivable, long term	$2,101,071	$1,374,624
Less: Allowance for doubtful accounts	(159,075)	(234,445)
	$1,941,996	$1,140,179

Total receivables, net
Gross receivables	$11,322,974	$12,424,728
Gross allowance for doubtful accounts	(2,461,798)	(3,268,949)
	$8,861,176	$9,155,779

Components of allowance for doubtful accounts are as follows:
Allowance for dilution and fees on amounts due from billing aggregators	$1,888,730	$2,465,423
Allowance for customer refunds	573,068	803,526
	$2,461,798	$3,268,949

Property and equipment, net
Leasehold improvements	$455,286	$447,681
Furnishings and fixtures	310,499	296,074
Office, computer equipment and other	1,423,989	1,055,545
	2,189,774	1,799,300
Less: Accumulated depreciation	(1,766,211)	(1,620,417)
	$423,563	$178,883

Intangible assets, net
Domain name and marketing related intangibles	$7,208,600	$5,708,600
Non-compete agreement	3,465,000	3,465,000
Website and technology related intangibles	3,006,093	1,436,991
	13,679,693	10,610,591
Less: Accumulated amortization of intangible	(6,307,546)	(4,887,987)
	$7,372,147	$5,722,604

Accrued liabilities
Litigation accrual	$-	$3,525,000
Deferred revenue	323,596	188,399
Accrued payroll and bonuses	339,305	187,973
Accrued expenses - other	533,428	664,067
	$1,196,330	$4,565,439

6.	ACCOUNTS RECEIVABLE

The Company provides billing information to third party billing companies for the majority of its monthly billings.  Two billing channels account for the majority of the Company’s accounts receivable. Billings submitted are “filtered” by these billing companies and the LECs.  Net accepted billings are recognized as revenue and accounts receivable.  The billing companies remit payments to the Company on the basis of cash ultimately received from the LECs by those billing companies.  The billing companies and LECs charge fees for their services, which are netted against the gross accounts receivable balance.  The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts.  These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year.  These balances have been classified as long-term assets in the accompanying consolidated balance sheet.

The Company experiences significant dilution of its gross billings by the billing companies.  The Company negotiates collections with the billing companies on the basis of the contracted terms and historical experience.  The Company’s cash flow may be affected by holdbacks, fees, and other matters, which are determined by the LECs and the billing companies.

The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies.  The net receivable due from such billing services providers represented 31%, 23%, and 16%, respectively, of the Company’s total net accounts receivable at September 30, 2007.

Subscription receivables that are directly billed by the Company are valued and reported at the estimated future collection amount. Determining the expected collections requires an estimation of both uncollectible accounts and refunds.  The net direct-billed subscriptions receivable at September 30, 2007 and 2006, respectively, were $150,323 and $261,880.

Certain receivables have been classified as long-term because issues arise whereby the billing companies withhold certain amounts that are repaid over a 12 to 18 month period of time. .  The breakdown of current and long-term receivables and their respective allowances is in Note 5 above.

7.	INTANGIBLE ASSETS

The Company’s intangible assets consist of licenses for the use of Internet domain names or Universal Resource Locators, or URLs, capitalized website development costs, other information technology licenses and marketing and technology related intangibles acquired through the acquisition of LiveDeal, Inc.  All such assets are capitalized at their original cost and amortized over their estimated useful lives.

In connection with the Company’s acquisition of Telco, the Company was required to provide an accelerated payment of license fees for the use of the URL Yellow-page.net.  The URL is recorded at its cost of $5,000,000, net of accumulated amortization.  The URL is amortized over the twenty-year term of the licensing agreement.

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

The following summarizes the estimated future amortization expense related to intangible assets:

Years ended September 30,
2008	$1,698,721
2009	1,587,565
2010	1,012,902
2011	391,289
2012	345,387
Thereafter	2,336,283
Total	$7,372,147

Total amortization expense related to intangible assets was $1,419,559, $1,187,635 and $1,196,198 for the years ended September 30, 2007, 2006 and 2005.

The Company most recently completed an impairment test in the fourth quarter of fiscal 2007.  No long-lived assets were impaired during the years ended September 30, 2007, 2006, and 2005.

8.	STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

The Company historically has granted shares of its common stock to officers, directors and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the date at which the counterparties’ performance is complete.  During the year ended September 30, 2007, the Company issued 10,800 shares to a consulting firm valued at $78,840 as payment for amounts previously accrued. During the year ended September 30, 2006, there were no shares granted to officers, directors and consultants other than grants of restricted stock as described in Note 14.  During the year ended September 30, 2005, the Company issued 10,000 shares to a consulting firm valued at $119,500 for services rendered.

Series E Convertible Preferred Stock

During the year ended September 30, 2002, pursuant to an existing tender offer, holders of 13,184 shares of the Company’s common stock exchanged said shares for 131,840 shares of Series E Convertible Preferred Stock, at the then $0.85 market value of the common stock.  The shares carry a $0.30 per share liquidation preference and accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds.  Holders of the preferred shares are entitled, after two years from issuance, to convert them into common shares on a ten-to-one basis together with payment of $0.45 per converted share.

Treasury Stock

The Company’s treasury stock consists of shares repurchased on the open market or shares received through various agreements with third parties.  The value of such shares is determined based on cash paid or quoted market prices.  During fiscal 2004, all then-outstanding treasury shares, valued at $216,000 were retired.  On April 1, 2005, the Company acquired 188,957 shares valued at $1,606,000 as partial settlement of amounts due from affiliates.  On May 18, 2005, the Company’s Board of Directors authorized a plan to repurchase up to $3,000,000 of common stock from time to time on the open market or in privately negotiated transactions.  In fiscal 2006, the Company acquired 25,260 shares for $134,000 and in fiscal 2005, the Company acquired 60,125 shares for $566,000 under this plan.  In July 2006, the Company acquired 10,000 shares valued at $101,000 in connection with the exercise of its option to acquire the URL www.yp.com as described in Note 7.

On May 25, 2007, the Company’s Board of Directors terminated the May 18, 2005 stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions.

Dividends

During the years ended September 30, 2007, 2006 and 2005, the Company accrued dividends of $2,396, $1,918, and $1,439, respectively, to holders of Series E preferred stock.

9.	NET (LOSS)/INCOME PER SHARE

Net (loss)/income per share is calculated using the weighted average number of shares of common stock outstanding during the year.  Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted income (loss) per share:

	Year Ended September 30, 2007	Year Ended September 30, 2006	Year Ended September 30, 2005

Income (loss) before cumulative effect of accounting change	$1,753,918	$(1,050,920)	$625,298
Less: preferred stock dividends	(2,396)	(1,918)	(1,439)
Income (loss) applicable to common stock before cumulative effect of accounting change	1,751,522	(1,052,838)	623,859
Cumulative effect of accounting change	-	-	99,848
Net income (loss) applicable to common stock	$1,751,522	$(1,052,838)	$723,707

Basic weighted average common shares outstanding:	5,108,551	4,495,868	4,639,036
Add incremental shares for:
Unvested restricted stock	222,359	-	18,647
Series E convertible preferred stock	5,529	-	7,358
Outstanding warrants	-	-	952
Diluted weighted average common shares outstanding:	5,336,439	4,495,868	4,665,992

Net income (loss) per share:
Basic:
Income (loss) applicable to common stock before cumulative effect of accounting change	$0.34	$(0.23)	$0.14
Cumulative effect of accounting change	$-	$-	$0.02
Net income (loss) applicable to common stock	$0.34	$(0.23)	$0.16

Diluted:
Income (loss) applicable to common stock before cumulative effect of accounting change	$0.33	$(0.23)	$0.14
Cumulative effect of accounting change	$-	$-	$0.02
Net income (loss) applicable to common stock	$0.33	$(0.23)	$0.16

The following potentially dilutive securities were excluded from the calculation of net income (loss) per share because the effects are antidilutive:

	September 30,
	2007	2006	2005

Warrants to purchase shares of common stock	-	-	43,750
Series E convertible preferred stock	-	12,784	-
Shares of non-vested restricted stock	63,406	371,858	161,404
	63,406	384,642	205,154

10.	COMMITMENTS AND CONTINGENCIES

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2013.  Rent expense under these leases was $526,617, $340,827, and $365,121 for the years ended September 30, 2007, 2006 and 2005, respectively.

At September 30, 2007, future minimum annual lease payments under operating lease agreements for fiscal years ended September 30 are as follows:

2008	$830,833
2009	800,639
2010	509,923
2011	407,523
2012	314,789
Thereafter	78,585
$2,942,292

Change in Officers and Employment Agreement

Effective June 6, 2007, the Company appointed Rajesh Navar, 39, President of the Company. In connection with this appointment and the LiveDeal acquisition described in Note 4 above, the Company entered into a three-year employment agreement with Mr. Navar. The agreement provides for a base salary of $300,000 per year plus participation in the Company's health, disability and dental benefits, insurance programs, pension and retirement plans, and all other employee benefit and compensation arrangements available to other senior officers of the Company. Commencing in the second year, Mr. Navar's annual salary will be increased on an annual basis at a rate of at least 10% of the preceding year's annual salary. The Company will also reimburse Mr. Navar for all business expenses incurred by him in connection with his employment with the Company.

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

During the second quarter of fiscal 2006, the Company settled outstanding litigation with a former vendor, resulting in a cash payment of $490,000. As $328,000 of the settlement was previously accrued, there was $162,000 of expense incurred in the year ended September 30, 2006 associated with this settlement. In connection with this payment, the Company is no longer required to maintain our bond that was previously reflected as restricted cash in the accompanying consolidated balance sheet. Accordingly, the bond has been released and this amount has been reclassified from restricted cash to cash in the consolidated balance sheet as of September 30, 2006.

On December 14, 2006, the Company voluntarily entered into a settlement with thirty-four states’ Attorneys General to address their concerns over our promotional activities, specifically the use of its check mailer for customer acquisition.  The main terms of this agreement were as follows:

•	The Company paid a settlement fee of $2,000,000 to the state consortium, which they distributed among themselves;
•	The Company discontinued the use of activation checks as a promotional incentive;
•
The Company temporarily suspended billing of any active customer that was acquired in connection with the use of an activation check while notifying the customer of their legal rights to cancel the service and providing them a 60-day opportunity to receive a refund equivalent to the customer’s last two payments; and

•	The Company agreed not to employ any collection efforts with respect to past-due accounts of customers that were secured through the use of an activation check.

The Company has recorded a charge of $3,525,000 in other income and expense in the accompanying consolidated statement of operations for fiscal 2006, consisting of a settlement accrual of $2,000,000, a reserve for refunds to existing customers covered by the 60 day opportunity mentioned above and other related costs of $1,250,000 and legal fees of $275,000.  Management analyzed the number of customers eligible and applied probabilities to estimate the additional $1,250,000 in refunds and costs.  Customers had through February 2007 to apply for these refunds.  In fiscal 2007, the Company reversed excess accruals for legal fees and refunds totaling $200,718.

Other Contractual Commitments

During the second quarter of fiscal 2006, the Company entered into a contractual arrangement with an attorney to settle previous claims and to engage the future services of this attorney.  Under the terms of the arrangement, the Company made cash payments during the year totaling $145,000 and granted 10,000 shares of restricted stock.  Under the terms of the agreement, the Company is obligated to make future payments over the next year totaling $63,000 in exchange for future services.  Future amounts payable under this agreement have not been accrued in the accompanying financial statements as such payments are for future services.

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

11.	PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for years ended September 30, is summarized as follows:

	2007	2006	2005

Current provision	$291,273	$1,172,823	$879,805
Deferred (benefit) provision	1,564,402	(1,484,602)	(507,768)
Net income tax (benefit) provision	$1,855,675	$(311,779)	$372,037

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent

Federal statutory rates	$1,227,262	34%	$(463,318)	34%	$339,094	34%
State income taxes	121,282	3%	(45,787)	3%	33,510	3%
Write off of deferred tax asset related to vested restricted stock	499,885	14%	217,131	(16)%	-	0%
Other	7,246	0%	(19,805)	1%	(567)	(0)%
Effective rate	$1,855,675	51%	$(311,779)	22%	$372,037	37%

At September 30, deferred income tax assets and liabilities were comprised of:

	2007	2006
Deferred income tax assets:
Book to tax differences in accounts receivable	$546,145	$1,314,721
Net operating loss carryforwards	3,545,618
Book to tax differences in accrued expenses	-	467,065
Book to tax differences for stock based compensation	951,246	1,280,007
Book to tax differences in intangible assets	121,613	121,613
Total deferred income tax asset	5,164,622	3,183,406

Deferred income tax liabilities:
Book to tax differences in depreciation	66,833	66,883
Total deferred income tax liability	66,833	66,883

Net deferred income tax asset (liability)	$5,097,789	$3,116,523

12.	RELATED PARTY TRANSACTIONS

Changes in Officers and Directors

On November 3, 2005, the Company entered into a Separation Agreement with its former Chief Executive Officer.  Under the terms of the agreement, the Company made a cash payment of $337,500 in the second quarter of fiscal 2006. The agreement also provided for the continued vesting of 70,000 shares of the Chief Executive Officer’s restricted stock awards that were granted in fiscal 2004 and 2005.

On January 19, 2006, the Company entered into a Separation Agreement & General Release with its former Chief Financial Officer.  Under the terms of the agreement, the Company made a cash payment of approximately $95,000 in the second quarter of fiscal 2006.  The agreement also provided for the continued vesting of the Chief Financial Officers’ restricted stock awards (totaling 15,000 shares) that were granted in fiscal 2004 and 2005.

On September 19, 2006, the Company entered into an employment agreement with Daniel L. Coury, Sr., which calls for Mr. Coury to serve as the Chief Executive Officer and President of the Company. Mr. Coury had acted as interim Chief Executive Officer since January 25, 2006. As permanent Chief Executive Officer and President, Mr. Coury receives a salary of $420,000, plus 10% annual salary increases, beginning with the Company’s fiscal year ending September 30, 2008; an annual bonus of $150,000, provided the Company obtains certain performance measures as established by the Company’s Board of Directors; a one-time bonus of $150,000 if and when the common stock of the Company is listed on a national exchange; and a grant of 100,000 shares of restricted stock of the Company (“Restricted Shares”), which vest upon the earlier to occur of three years or a “change of control” (as defined in the Company’s 2003 Stock Plan); provided, however, that Mr. Coury is obligated to return one-third of the Restricted Shares at the end of each fiscal year unless certain performance targets are reached for that fiscal year.

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

On September 19, 2006, the Company also amended the employment agreements of Gary Perschbacher, the Company’s Chief Financial Officer, and John Raven, the Company’s Chief Operating Officer. Mr. Perschbacher’s amended employment agreement provides for an extension of the term until September 20, 2009; 10% annual salary increases, beginning with the Company’s fiscal year ending September 30, 2008; and a grant of 10,000 shares of restricted stock of the Company pursuant to the Company’s 2003 Stock Plan. Mr. Raven’s amended employment agreement provides for an extension of the term until September 20, 2009; an annual salary of $220,000, plus 10% annual salary increases, beginning with the Company’s fiscal year ending September 30, 2008; a $25,000 cash bonus upon execution of the employment agreement; and a grant of 2,500 shares of restricted stock of the Company pursuant to the Company’s 2003 Stock Plan.

On September 19, 2006, the Company also granted to Joseph Cunningham, a member of the Company’s Board of Directors, 10,000 shares of restricted stock of the Company in connection with his appointment to serve as Chairman of the Board of Directors and Chairman of the Company’s Audit Committee. Mr. Cunningham will receive an aggregate of $6,000 per month in lieu of all other director compensation for his service as Chairman of the Board and Chairman of the Audit Committee.

13.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in Arizona and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible accounts receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies.  The Company is dependent upon these billing companies for collection of its accounts receivable.  The net receivable due from such billing services providers represented 31%, 23% and 16%, respectively, of the Company’s total net accounts receivable at September 30, 2007.

14.	STOCK-BASED COMPENSATION

During the year ended September 30, 2003, the Company’s board of directors and a majority of it stockholders voted to terminate the Company’s 2002 Employees, Officers & Directors Stock Option Plan and approved the Company’s 2003 Stock Plan.  The 300,000 shares of Company common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Plan.  During the year ended September 30, 2004, an additional 200,000 shares were authorized by the board of directors and approved by the Company’s stockholders to be issued under the 2003 Plan.  All Company personnel and contractors are eligible to participate in the plan.

As of September 30, 2007, 586,757 shares authorized under the 2003 Plan were granted and remain outstanding, of which 144,850 have vested and 441,907 are in the form of restricted stock.  These shares of restricted stock were granted to the Company’s service providers, executives and directors.  Of the 441,907, 35,541 shares vest on a cliff basis 1 year from the date of grant, 344,791 shares vest on a cliff basis 3 years from the date of grant, 33,750 vest on a cliff basis 5 years from the date of grant, and 27,825 vest on a cliff basis 10 years from the date of grant.  Certain market performance criteria may accelerate the vesting of a portion of these awards if the stock price exceeds $50 per share.  As of September 30, 2007, total unrecognized compensation cost related to nonvested awards was $1,708,057.  The weighted average period over which such compensation cost is to be recognized is 2.16 years.

The following table sets forth the activity with respect to compensation-related restricted stock grants:

Outstanding (unvested) at September 30, 2004	446,260
Granted	88,572
Forfeited	(51,650)
Vested	-
Outstanding (unvested) at September 30, 2005	483,182
Granted	239,650
Forfeited	(86,000)
Vested	(101,225)
Outstanding (unvested) at September 30, 2006	535,607
Granted	78,500
Forfeited	(28,575)
Vested	(143,625)
Outstanding (unvested) at September 30, 2007	441,907

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

During the years ended September 30, 2007, 2006, and 2005, the Company recognized compensation expense of $1,480,632, $1,599,363, and $2,012,841, respectively, under the 2003 Plan and other restricted stock issuances.

At September 30, 2007, there were no options exercisable or outstanding.  No options were granted in the years ended September 30, 2007, 2006 and 2005.

The Company has issued warrants in connection with certain debt and equity transactions.  Warrants outstanding are summarized as follows:

	2007		2006		2005
	Number of	Weighted Average	Number of	Weighted Average	Number of	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price	Warrants	Exercise Price
Warrants outstanding at beginning of year	-	$-	500,000	$2.12	500,000	$2.12
Granted	-	-	-	-	-	-
Expired	-	-	(500,000)	2.12	-	-
Exercised	-	-	-	-	-	-
Warrants outstanding at September 30,	-	$-	-	$-	500,000	$2.12

The warrants were granted in the year ended September 30, 2001 in connection with the settlement with the former URL holder (See Note 7).  The exercise prices of the warrants range from $1.00 to $3.00.  The fair value of these options at the date of grant was negligible, estimated using the Black-Scholes option-pricing model. All warrants had expired by September 2006.

15.	EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) profit sharing plan for its employees and service providers who are eligible to participate in the plan upon reaching age 21 and completion of three months of service.   The Company made contributions of $34,159, $8,105 and $7,000 to the plan for the years ended September 30, 2007, 2006, and 2005, respectively.

16.	OTHER INCOME (EXPENSE)

There were no significant items in other income (expense) in the year ended September 30, 2007. In addition to interest income and interest expense, other income (expense) includes the following items:

Year ended September 30, 2006

a.
A loss of $3,525,000 consisting of a settlement accrual of $2,000,000, a reserve for refunds of $1,250,000 and legal fees of $275,000 related to the attorneys general settlement described in Note 10; and

b.	A loss of $162,000 consisting of an additional accrual for the settlement of a matter with a former public relations vendor;

Year ended September 30, 2005

•
A loss of $282,000 from a Transfer and Repayment Agreement with two of the Company’s shareholders, equal to the difference between the carrying value of Advances to Affiliates and the value of the consideration received;

17.	SEGMENT REPORTING

The Company operates one reportable segment – online marketplace and Yellow Page services.

At September 30, 2007, the Company’s long-lived assets included property and equipment with a net book value of $205,743 that reside in the Philippines.  All other long-lived assets reside in the United States.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for 2007 and 2006 follows:

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2006	2007	2007	2007

Net revenues	$7,123,683	$6,106,544	$5,989,437	$7,120,697
Gross profit	6,012,813	5,148,835	5,113,544	5,860,893
Net income	485,198	626,262	266,405	376,053

Earnings per share information:
Basic income per share	$0.11	$0.14	$0.05	$0.06
Diluted income per share	$0.11	$0.13	$0.05	$0.06

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2005	2006	2006	2006

Net revenues	$7,047,401	$7,997,623	$8,577,639	$8,335,284
Gross profit	6,510,430	7,213,184	7,506,947	6,697,106
Net income (loss)	(327,092)	129,998	826,847	(1,680,673)

Earnings (loss) per share information:
Basic income (loss) per share	$(0.07)	$0.03	$0.19	$(0.37)
Diluted income (loss) per share	$(0.07)	$0.03	$0.18	$(0.37)

19.	RESTATEMENTS

During 2007, the company revisited its consolidated financial statement presentation. As such, it has determined it is preferable to make changes to certain classifications within its financial statements. These changes are summarized as follows:

Balance Sheet

•
Certain investment accounts totaling $815,785 have been reclassified from cash and cash equivalent to certificates of deposit and other investments based on the maturity dates of the underlying investments

•
Accrued refunds and fees of $1,250,000 relating to the Attorneys’ General settlement described in Note 10 have been reclassified from accounts receivable, net to accrued liabilities in the accompanying consolidated balance sheet as of September 30, 2006.

•
Certain miscellaneous receivables totaling $23,819 at September 30, 2006 were reclassified from prepaid expenses and other current assets to accounts receivable, net in the accompanying consolidated balance sheet.

Statement of Operations

•	Dilution and charge backs have been reclassified from cost of services to a reduction in net revenues in the consolidated statement of operations.
•	Monitoring fees related to our LEC billing channel have been reclassified from general and administrative expenses to cost of services.
•	Depreciation and amortization expenses that were previously separately stated are now included in general and administrative expenses in the consolidated statement of operations.
•	Litigation and related expenses that were previously included in other income and expense are now separately stated as a component of operating expenses in the consolidated statement of operations.

The following tables set forth the impact of these restatements on the Company’s statements of operations and balance sheet:

Balance Sheet	September 30, 2006
	As Originally Reported	As Adjusted	Effect of change
Cash and cash equivalents	$7,210,560	$6,394,775	$(815,785)
Certificates of deposit and other investments	$2,266,268	$3,082,053	$815,785
Accounts receivable, net (current)	$6,741,781	$8,015,600	$1,273,819
Prepaid expenses and other current assets	$259,069	$235,250	$(23,819)
Accrued expenses	$3,315,439	$4,565,439	$1,250,000

Income Statement	Year Ended September 30, 2006
	As Originally Reported	As Adjusted	Effect of change
Net revenues	$36,881,164	$31,957,947	$(4,923,217)
Cost of services	$8,069,239	$4,030,280	$(4,038,959)
Gross profit	$28,811,925	$27,927,667	$(884,258)
Gross profit (as a percentage of net revenues)	78%	87%	9%
Operating expenses	$26,687,475	$29,490,024	$2,802,549
Other income (expense)	$(3,487,149)	$199,658	$3,686,807
Net income (loss)	$(1,050,920)	$(1,050,920)	$-

	Year Ended September 30, 2005
	As Originally Reported	As Adjusted	Effect of change
Net revenues	$25,204,858	$24,361,995	$(842,863)
Cost of services	$3,980,619	$3,137,756	$(842,863)
Gross profit	$21,224,239	$21,224,239	$-
Gross profit (as a percentage of net revenues)	84%	87%	3%
Operating expenses	$19,910,850	$20,238,983	$328,133
Other income (expense)	$(316,054)	$12,079	$328,133
Net income (loss)	$725,146	$725,146	$-

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Based on their initial review and evaluation as of September 30, 2007 (the “Evaluation Date”), and subject to the inherent limitations described above, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of the Evaluation Date.  Subsequent to the Evaluation Date, however, Mayer Hoffman McCann P.C. advised our principal executive officer and principal financial officer that it had identified a material weakness in our internal control over financial reporting as of the Evaluation Date, related to our computation of the weighted average number of shares of our common stock that were outstanding for the period covered by this Form 10-K.  Because of the existence of this weakness, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.

Changes in Internal Controls

As of December 19, 2007, we believe we have addressed the material weakness in our internal controls over financial reporting described above.  Because the material weakness was a result of a formula linkage and other errors in the spreadsheet that we used to calculate the weighted average number of common shares outstanding, an additional financial professional has been assigned to review the spreadsheet to ensure all formulae in the spreadsheets are properly linked and that the shares listed in the spreadsheet tie to our stock databases.  Additionally, the finance department will provide a table to the principal financial officer providing  weighted average number of shares sequentially by quarter as a reasonableness test.  The Company plans to further enhance these controls by acquiring automated equity management and administrative software to manage the complexities of equity management and reporting.

Other than the change described in the foregoing paragraph, our principal executive officer and principal financial officer are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  During the period covered by this Form 10-K, there have not been any other changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act (the “2008 Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report. Certain information included in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be disclosed in our 2008 Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its officers, directors and employees.

ITEM 11.	Executive Compensation

Information regarding director and executive compensation will be set forth in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management will be set forth in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be disclosed in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item will be disclosed in our 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedule

(1)	Financial Statements are listed on the Index to Consolidated Financial Statements on page 40 of this Annual Report.
(2)	The following represents financial statement schedules required to be filed with this Annual Report:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Stockholders and Board of Directors

LIVEDEAL, INC. AND SUBSIDIARIES

We have audited the consolidated financial statements of LiveDeal, Inc. and Subsidiariesas of September 30, 2007 and for the year then ended and have issued our report thereon dated December 18, 2007.  Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The information included in the accompanying Schedule II–Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements.  Such information for the year ended September 30, 2007 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Mayer Hoffman McCann P.C.

Phoenix, Arizona
December 18, 2007

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/ Writeoffs	Balance at End of Period

Allowance for dilution and fees on amounts due from billing aggregators

Year ended September 30, 2005	$3,400,575	$4,405,481	$	$(6,883,056)	$923,000

Year ended September 30, 2006	$923,000	$5,274,762	$	$(3,732,339)	$2,465,423

Year ended September 30, 2007	$2,465,423	$5,183,515	$	$(5,760,208)	$1,888,730

Allowance for customer refunds

Year ended September 30, 2005	$269,662	$4,177,741	$	$(4,149,403)	$298,000

Year ended September 30, 2006	$298,000	$2,307,141	$	$(1,801,615)	$803,526

Year ended September 30, 2007	$803,526	$2,281,995	$	$(2,512,453)	$573,068

(3)           The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description	Previously Filed as Exhibit	File Number	Date Previously Filed

2.1	Agreement and Plan of Merger dated June 6, 2007, relating to the Registrant’s merger with LiveDeal, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2007	000-24217	6/6/07

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2007	000-24217	8/15/07

3.2	Amended and Restated Bylaws	Attached hereto

10.1	LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Attached hereto

10.2	Form of 2003 Stock Plan Restricted Stock Agreement*	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ending March 31, 2005	000-24217	5/16/05

10.3	Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated June 1, 1998, between the Registrant and Art Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999	000-24217	9/19/00

10.4	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated August 17, 1998, between the Registrant and Arthur Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.4.1	Amendment No. 2 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated January 7, 2003, between the Registrant and Arthur Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.14 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

10.4.2
Amendment No. 3 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated March 23, 2006, between the Registrant and J3 Harmon, LLC, successor in interest to The Estate of Arthur Grandlich
		Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.4.3
Amendment No. 4 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated April 12, 2006, between the Registrant and J3 Harmon, LLC, successor in interest to The Estate of Arthur Grandlich
		Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.5	Standard Industrial Lease for Nevada facility, dated September 3, 2003, between the Registrant and Tomorrow 33 Convention, LP	Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003	000-24217	12/31/03

10.6	Amendment No. 1 to Standard Industrial Lease for Nevada facility, dated October 4, 2006, between the Registrant and Tomorrow 33 Convention, LP	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.7	Loan and Security Agreement, dated April 13, 2004, between the Registrant and Merrill Lynch Business Financial Services, Inc.	Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004	000-24217	12/29/04

10.9	Employment Agreement, dated September 19, 2006, between the Registrant and Daniel L. Coury, Sr.*	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.10	Employment Agreement, dated September 19, 2006, between the Registrant and Gary L. Perschbacher*	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.11	Wholesale Fulfillment Agreement, dated March 1, 2005, between Registrant and Fulfillment House and Company	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2006	000-2417	5/4/06

10.12	Separation Agreement, dated November 3, 2005, between the Registrant and Peter J. Bergmann*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending December 31, 2005	000-24217	2/14/06

10.13	Employment Agreement, dated February 6, 2006, between the Registrant and John Raven*	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K	000-24217	2/21/06

10.13.1	First Amendment to Employment Agreement, dated September 19, 2006, between the Registrant and John Raven*	Exhibit 10.13.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.14	Exclusive Domain Name Licensing Agreement, dated July 8, 2003, between the Registrant and Onramp Access, Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2003	000-24217	7/22/03

10.15	Stock Repurchase and Domain Name Transfer Agreement, dated July 21, 2006, between Registrant and Onramp Access, Inc.	Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.16	Processing Agreement, dated August 26, 2003, between the Registrant and Integrated Payment Systems Inc., d/b/a First Data	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 24, 2003	000-24217	10/24/03

10.17	Master Services Agreement, dated August 1, 2002, between the Registrant and eBillit, Inc.	Exhibit 10.24 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2003	000-24217	7/8/03

10.18	Billings and Related Services Agreement, dated September 1, 2001, between the Registrant and ACI Communications, Inc.	Exhibit 10.33 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

10.19	Escrow Agreement dated June 6, 2007, relating to the Registrant’s merger with LiveDeal, Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2007	000-24217	6/6/07

10.20	Employment Agreement dated June 6, 2007, by and between the Registrant and Rajesh Navar*	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2007	000-24217	6/6/07

10.21	Noncompetition, Nondisclosure and Nonsolicitation Agreement dated June 6, 2007, by and between the Registrant and Rajesh Navar*	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 6, 2007	000-24217	6/6/07

10.22	Asset Purchase Agreement dated as of July 10, 2007, relating to the Registrant’s acquisition of the assets of Oncall Subscriber Management Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2007	000-24217	7/16/07

10.23	Escrow Agreement dated as of July 10, 2007, relating to the Registrant’s acquisition of the assets of Oncall Subscriber Management Inc.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2007	000-24217	7/16/07

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	000-24217	5/13/04

21	Company Subsidiaries	Attached hereto

23.1	Consent of Mayer Hoffman McCann P.C.	Attached hereto

23.2	Consent of Epstein Weber and Conover	Attached hereto

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

* Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 20, 2007	/s/Daniel L. Coury, Sr.
Daniel L. Coury, Sr.
Chief Executive Officer

BOARD OF DIRECTORS

Signature	Title	Date

/s/ Daniel L. Coury, Sr.	Chief Executive Officer (Principal Executive	December 20, 2007
Daniel L. Coury, Sr.	Officer)

/s/ Gary L. Perschbacher	Chief Financial Officer (Principal Financial	December 20, 2007
Gary L. Perschbacher	Officer and Principal Accounting Officer)

/s/ Richard D. Butler.	Director	December 20, 2007
Richard D. Butler

/s/ Thomas Clarke, Jr.	Director	December 20, 2007
Thomas Clark, Jr

/s/ Joseph F. Cunningham, Jr.	Chairman of the Board	December 20, 2007
Joseph F. Cunningham, Jr.

/s/ John Evans.	Director	December 20, 2007
John Evans

/s/ Benjamin Milk.	Director	December 20, 2007
Benjamin Milk

/s/ Rajesh Navar	President and Director	December 20, 2007
Rajesh Navar