Form 10-Q
period 2007-12-31
LIVEDEAL INC
filed 2008-02-14
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of February 1, 2008 was 6,582,516 shares of common stock, par value $0.001.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED DECEMBER 31, 2007

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(unaudited)

Assets
Cash and cash equivalents	$5,851,012	$5,674,533
Accounts receivable, net	7,564,132	6,919,180
Prepaid expenses and other current assets	364,657	510,609
Income taxes receivable	113,621	316,429
Deferred tax asset	472,701	546,145
Total current assets	14,366,123	13,966,896
Accounts receivable, long term portion, net	1,714,580	1,941,996
Property and equipment, net	417,496	423,563
Deposits and other assets	102,367	103,057
Intangible assets, net	7,089,486	7,372,147
Goodwill	11,706,406	11,683,163
Deferred tax asset, long term	4,620,206	4,551,644
Total assets	$40,016,664	$40,042,466

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$1,032,853	$1,138,265
Accrued liabilities	1,035,081	1,196,330
Total current liabilities	2,067,934	2,334,595
Total liabilities	2,067,934	2,334,595

Commitments and contingencies

Stockholders' Equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,619,815 and 7,022,242 issued and 6,610,865 and 6,693,676 outstanding at December 31, 2007 and September 30, 2007, respectively	6,611	6,694
Treasury stock (8,950 and 328,566 shares carried at cost)	(35,530)	(2,714,698)
Paid in capital	20,562,050	23,325,888
Retained earnings	17,404,733	17,079,121
Total stockholders' equity	37,948,730	37,707,871

Total liabilities and stockholders' equity	$40,016,664	$40,042,466

See accompanying notes to unaudited consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended December 31,
	2007	2006

Net revenues	$7,068,888	$7,123,683
Cost of services	1,005,549	1,110,870
Gross profit	6,063,339	6,012,813

Operating expenses:
General and administrative expenses	3,394,971	3,186,725
Sales and marketing expenses	2,185,886	2,086,033
Total operating expenses	5,580,857	5,272,758
Operating income	482,482	740,055
Other income (expense):
Interest income	36,032	78,234
Other income (expense)	(1,121)	15,065
Total other income (expense)	34,911	93,299

Income before income taxes	517,393	833,354
Income tax provision	(191,301)	(348,156)
Net income	$326,092	$485,198

Net income per common share:
Basic	$0.05	$0.11
Diluted	$0.05	$0.10

Weighted average common shares outstanding:
Basic	6,230,395	4,552,826
Diluted	6,424,978	4,676,120

See accompanying notes to unaudited consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$326,092	$485,198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	496,842	336,887
Amortization of deferred stock compensation	209,079	367,548
Deferred income taxes	4,882	788,968
Provision for uncollectible accounts	67,693	75,064
Changes in assets and liabilities:
Accounts receivable	(485,229)	716,833
Prepaid and other current assets	145,952	(93,433)
Deposits and other assets	690	(12,907)
Accounts payable	(105,412)	(118,692)
Accrued liabilities	(161,249)	(2,133,262)
Income taxes receivable	202,808	(690,812)

Net cash provided by (used for) operating activities	702,148	(278,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of certificates of deposits and other investments	-	175,516
Additional closing costs related to acquisition of LiveDeal, Inc.	(7,000)	-
Additional closing costs related to acquisition of OnCall
Subscriber Management, Inc.	(16,243)	-
Expenditures for intangible assets	(163,384)	(446,757)
Purchases of equipment	(44,730)	(96,742)

Net cash used for investing activities	(231,357)	(367,983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(480)	-
Purchase of treasury stock	(293,832)	-

Net cash used for financing activities	(294,312)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	176,479	(646,591)

CASH AND CASH EQUIVALENTS, beginning of period	5,674,533	7,210,560

CASH AND CASH EQUIVALENTS, end of period	$5,851,012	$6,563,969

See accompanying notes to unaudited consolidated financial statements

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of LiveDeal, Inc. (formerly YP Corp.), a Nevada Corporation, and its wholly owned subsidiaries (collectively the “Company”).  The Company is an Internet-based provider of yellow page directories and online local classified ads on or through www.YP.com, www.YP.net, www.Yellow-Page.net, and www.livedeal.com.  No material or information contained on these websites is a part of these notes or this Quarterly Report on Form 10-Q.  All material intercompany accounts and transactions have been eliminated.

The accompanying unaudited consolidated financial statements as of December 31, 2007 and for the three months ended December 31, 2007 and 2006, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2007 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

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

During fiscal 2007, the Company revisited its consolidated financial statement presentation. As such, it has determined it is preferable to make changes to certain classifications within its financial statements. The following changes were made to the Company’s statements of operations.

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

These changes had no impact on previously reported net income or stockholders’ equity.  The following tables set forth the impact of these restatements on the Company’s statement of operations for the three months ended December 31, 2006:

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	Three Months Ended December 31, 2006
	As Originally Reported	As Adjusted	Effect of change
Net revenues	$7,795,405	$7,123,683	$(671,722)
Cost of services	$1,498,531	$1,110,870	$(387,661)
Gross profit	$6,296,874	$6,012,813	$(284,061)
Gross profit (as a percentage of net revenues)	81%	84%	3%
Operating expenses	$5,556,819	$5,272,758	$(284,061)
Net income	$485,198	$485,198	$-

2.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	December 31, 2007
	Current	Long-Term	Total
Gross accounts receivable	$9,679,925	$1,864,006	$11,543,931
Allowance for doubtful accounts	(2,115,793)	(149,426)	(2,265,219)
Net	$7,564,132	$1,714,580	$9,278,712

	September 30, 2007
	Current	Long-Term	Total
Gross accounts receivable	$9,221,903	$2,101,071	$11,322,974
Allowance for doubtful accounts	(2,302,723)	(159,075)	(2,461,798)
Net	$6,919,180	$1,941,996	$8,861,176

	December 31, 2007	September 30, 2007
Allowance for dilution and fees on amounts due from billing aggregators	$1,753,535	$1,888,730
Allowance for customer refunds	511,684	573,068
	$2,265,219	$2,461,798

Property and equipment, net consists of the following:

	December 31, 2007	September 30, 2007
Leasehold improvements	$497,051	$455,286
Furnishings and fixtures	310,499	310,499
Office and computer equipment	1,419,599	1,423,989
Total	2,227,149	2,189,774
Less: Accumulated depreciation	(1,809,653)	(1,766,211)
Property and equipment, net	$417,496	$423,563

Intangible assets, net consists of the following:

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Intangible assets, net consists of the following:

	December 31, 2007	September 30, 2007
Domain name	$7,208,600	$7,208,600
Non-compete agreements	3,465,000	3,465,000
Website development	3,153,175	3,006,093
Software licenses	-	-
Total	13,826,775	13,679,693
Less: Accumulated amortization	(6,737,289)	(6,307,546)
Intangible assets, net	$7,089,486	$7,372,147

Accrued liabilties include the following:

	December 31, 2007	September 30, 2007
Deferred revenue	$232,969	$323,596
Accrued payroll & bonus	330,653	339,305
Accrued expenses - other	471,459	533,429
Accrued liabilities	$1,035,081	$1,196,330

3.	PRO FORMA FINANCIAL INFORMATION

The accompanying consolidated unaudited financial statements include the results of LiveDeal, Inc. and OnCall Subscriber Management Inc. from June 6, 2007 and July 10, 2007, their respective dates of acquisition.  The following table provides pro forma results of operations for the three months ended December 31, 2006 as if LiveDeal had been acquired as of the beginning of the period. The pro forma results include certain purchase accounting adjustments such as the estimated changes in amortization expense on acquired intangible assets, increased compensation expense resulting from the contractual obligation for Mr. Navar’s salary and the elimination of interest expense on borrowings that were satisfied through the acquisition.  However, pro formal results do not include any anticipated cost savings or other effects of the integration of LiveDeal.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

Three Months
Ended December 31,
2006
(unaudited)

Net revenues	$7,783,792

Net loss	$(671,922)

Diluted net loss per share	$(0.11)

Pro forma financial information is not provided for the acquisition of OnCall Subscriber Management Inc. as this entity was a carve-out of a larger entity.  As such, historical financial information of the acquired entity on a stand-alone basis cannot be obtained.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (cont)

4.	TREASURY STOCK

On May 25, 2007, the Company’s Board of Directors terminated its pre-existing stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions.  The Company acquired 76,725 shares of its common stock during the three months ended December 31, 2007 at an aggregate cost of $293,832.  Of the 76,725 shares acquired, 67,775 shares were retired prior to December 31, 2007. The Company retired an aggregate of 396,341 shares of treasury stock during the three months ended December 31, 2007.

5.	COMMITMENTS AND CONTINGENCIES

At December 31, 2007, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
Operating lease commitments	$3,002,419	$693,917	$858,310	$567,594	$465,194	$338,819	$78,585
Noncanceleable service contracts	1,419,750	645,750	674,000	100,000	-	-	-
	$4,422,169	$1,339,667	$1,532,310	$667,594	$465,194	$338,819	$78,585

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, cash flows or liquidity.

6.	INCOME TAXES

The Company provides for income taxes based on the provisions of SFAS No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements. The Company records, among other items, deferred tax assets related to book-tax differences in the recognition of restricted stock awards to officers, directors, employees and consultants.  During the three months ended December 31, 2007 and 2006, a portion of our restricted stock awards had vested and, due to declines in our stock price from grant date to vest date, the tax effects of the vesting of these awards were less than the carrying value of our related deferred tax assets.  Accordingly, the Company incurred an additional $2,000 and $23,000 of income tax expense for the three months ended December 31, 2007 and 2006, respectively, related to the write-off of these deferred tax assets.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (cont)

7.	NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s unaudited consolidated balance sheet.  Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable from restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis. Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended December 31,
	2007	2006

Net income	$326,092	$485,198
Less: preferred stock dividends	(480)	-
Income applicable to common stock	$325,612	$485,198

Basic weighted average common shares outstanding	6,230,395	4,552,826
Add incremental shares for:
Unvested restricted stock	193,612	117,098
Series E convertible preferred stock	971	6,196
Diluted weighted average common shares outstanding	6,424,978	4,676,120

Net income per share:
Basic	$0.05	$0.11
Diluted	$0.05	$0.10

The following potentially dilutive securities were excluded from the calculation of diluted net income per share because the effects were antidilutive based on the application of the treasury stock method:

	Three Months Ended December 31,
	2007	2006

Shares of non-vested restricted stock	54,493	82,900
	54,493	82,900

8.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at major nationwide institutions in Arizona and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible accounts receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by four third-party billing companies.  The net receivable due from three of these billing service providers individually exceeded 10% and represented 33%, 20% and 13%, respectively, of the Company’s total net accounts receivable (excluding non-specific reserves) at December 31, 2007. The net receivable due from such billing service providers represented 31%, 23% and 16%, respectively, of the Company’s total net accounts receivable at September 30, 2007.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”) (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 in the first quarter of fiscal 2008. Upon adoption, the Company did not identify any positions that required the recognition of any additional tax liabilities.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements.  The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of this pronouncement did not have a material effect of the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and result of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 with early adoption allowed.  The Company has not yet determined what impact, if any, that adopting this standard might have on its financial position and results of operations.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (cont)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting. SFAS No. 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and noncontrolling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for the Company). SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  The Company is currently evaluating the effects of these pronouncements on its financial position and results of operations.

*                      *                      *

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2007, this “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2007.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q, includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained herein include, but are not limited to our (i) expectation that continued investment in online advertising to bring increased traffic to our websites will drive increased revenues and (iii) belief that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next twelve months.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Listing on NASDAQ Capital Market

On February 1, 2008, we began trading on the NASDAQ Capital Market.   Concurrent with this change, our ticker symbol was changed from LVDL.OB to LIVE.

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

The acquisition represents a major strategic event in our history and is expected to result in significant efficiencies as well as future growth opportunities.  With the acquisition of LiveDeal, we are now able to supplement our telemarketing campaigns with online marketing efforts.  Our online traffic acquisition strategy includes activities in e-mail marketing, search engine marketing (“SEM”) search engine optimization (“SEO”) partnerships with major online marketing companies, and the generation of word of mouth advertising.  We anticipate continued investment in online advertising to bring increased traffic to our websites that should result in increased value to the local business advertising community thereby driving increased revenues.

We have consolidated the results of LiveDeal in our financial statements beginning June 6, 2007, the date of acquisition. The following table provides pro forma results of operations for the three months ended December 31, 2006 as if LiveDeal had been acquired as of the beginning of the period. The pro forma results include certain purchase accounting adjustments such as the estimated changes in amortization expense on acquired intangible assets, increased compensation expense resulting from the contractual obligation for Mr. Navar’s salary and the elimination of interest expense on borrowings that were satisfied through the acquisition.  However, pro formal results do not include any anticipated cost savings or other effects of the integration of LiveDeal.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

Three Months
Ended December 31,
2006
(unaudited)

Net revenues	$7,783,792

Net loss	$(671,922)

Diluted net loss per share	$(0.11)

Acquisition of OnCall Subscriber Management Inc.

On July 10, 2007, we acquired substantially all of the assets and assumed certain liabilities of OnCall Subscriber Management Inc. (a Manila, Philippines-based company), which OnCall purchased recently under option from 24 by 7 Contact Solutions, Inc. This acquisition allowed us to bring our entire telemarketing operations in-house through the addition of 170 Philippines-based employees to our workforce.  We have consolidated the results of this entity in our financial statements beginning July 10, 2007, the date of acquisition.

Pro forma financial information is not provided for the acquisition of OnCall Subscriber Management Inc. as this entity was a carve-out of a larger entity.  As such, historical financial information of the acquired entity on a stand-alone basis cannot be obtained.

Restatements

During fiscal 2007, we revisited our consolidated financial statement presentation.  As such, we have determined that it is preferable to make changes to certain classifications within our financial statements. The following changes were made to our statements of operations:

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

All prior periods have been restated to conform to the current period presentation.  See Note 1 to our unaudited consolidated financial statements for a summary of the impacts of these restatements.

Recent Operating Results

The following represents a summary of recent financial results (certain amounts have been restated to conform to the current period presentation as described in Note 1 to our unaudited consolidated financial statements):

	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007

Net Revenues	$7,068,888	$7,120,697	$5,989,437	$6,106,544	$7,123,683

Gross margin	$6,063,339	$5,860,893	$5,113,544	$5,148,835	$6,012,813

Operating expenses	$5,580,857	$4,956,356	$4,537,182	$4,043,109	$5,272,758

Operating income	$482,482	$904,537	$576,362	$1,105,726	$740,055

Net income	$326,092	$376,053	$266,405	$626,262	$485,198

Net revenues in the first quarter of fiscal 2008 were roughly flat when compared to the first and fourth quarters of fiscal 2007.  While our revenues were negatively impacted during 2007 as a result of the Attorneys’ General settlement, we have since stabilized our revenue base and are seeking new growth opportunities through our combined online and classified marketplace.

We experienced a decrease in our operating income in the first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007 as a reduction in cost of services expenses were more than offset by higher operating expenses as we invest to grow the business:

•	Cost of services decreased in the first quarter of fiscal 2008 as compared to the fourth quarter of 2007 primarily due to a non-recurring charge of approximately $377,000 to bad debt expense.

•
General and administrative expenses were approximately $400,000 higher in the first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007 largely as the result  of the reversal of approximately $431,000 of accrued bonuses in the fourth quarter of fiscal 2007 which were not paid as pre-determined financial goals were not met in fiscal 2007; and

•
Sales and marketing expenses increased by approximately $200,000 in the first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007 primarily due to increased telemarketing costs as we tested various marketing programs and increased telemarketing seats.

Results of Operations

Net Revenues

Three Months Ended December 31,
2007	2006	Change	Percent

$7,068,888	$7,123,683	$(54,795)	(1)%

Net revenues slightly decreased in the first quarter of fiscal 2008 as compared to the first quarter of 2007 as we were precluded from billing wholesale accounts in certain LEC areas and adding additional accounts in other LEC areas as the LEC’s tightened their thresholds.  While our net revenues were negatively affected in fiscal 2007 by the Attorneys’ General Settlement, increased telemarketing and online advertising efforts have returned our revenues to stable levels over the last two quarters.

Although we have concentrations of risk with our billing aggregators (as described in Note 8 to our Unaudited Consolidated Financial Statements included elsewhere in this report) these aggregators bill via many underlying LECs, thereby reducing our risk associated with credit concentrations.  However, there are a few LECs that service a significant number of our customers.  To the extent that future changes in their billing practices cause a disruption in our ability to bill through these channels, our revenues could be adversely affected.

The majority of our IAP customers pay between $27.50 and $39.95 per month.

Included in net revenues for the first quarter of fiscal 2008 were $662,648 of revenues stemming from our classified and online marketplace as a result of the acquisition of LiveDeal.

Cost of Services

Three Months Ended December 31,
2007	2006	Change	Percent

$1,005,549	$1,110,870	$(105,321)	(9)%

Cost of services decreased in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 due to cost reduction efforts and a reduction in LEC monitoring and Internet service fees.  We have increased our LEC billings as a percent of net revenues from 54% in the first quarter of fiscal 2007 to 68% in the first quarter of fiscal 2008.  While LEC billings typically have higher costs than other billing channels, we have reduced our costs per customer by renegotiating vendor service contracts and improving our quality assurance procedures.

Gross Profit

Three Months Ended December 31,
2007	2006	Change	Percent

$6,063,339	$6,012,813	$50,526	1%

Gross profit slightly increased in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.  Gross margins were 85.8% and 84.4% of net revenues in the first quarter of fiscal 2008 and 2007, respectively.

General and Administrative Expenses

Three Months Ended December 31,
2007	2006	Change	Percent

$3,394,971	$3,186,725	$208,246	7%

General and administrative expenses increased in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 primarily due to the following:

•
An increase in depreciation and amortization expense of approximately $142,000 stemming from the effects of the LiveDeal acquisition which added $2.2 million of depreciable and amortizable long-lived and intangible assets;

•
An increase in compensation expense of approximately $55,000 stemming from the results of the LiveDeal acquisition, which added 13 additional employees, partially offset by corporate headcount reductions;

•
An increase in other general and administrative expenses of approximately $131,000 primarily due to increased facility, office and other corporate expenses associated with the LiveDeal acquisition; and partially offset by

•
A decrease in professional and consulting fees of approximately $113,000 as we incurred significant expenses in the first quarter of 2007 to develop our strategic direction following the effects of the Attorneys’ General settlement.

Our general and administrative expenses consist largely of fixed and semi-fixed expenses such as compensation, rent, and utilities.  Therefore, we do not consider short-term trends of general and administrative expenses as a percentage of revenues to be meaningful indicators for evaluating operational performance.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007
Compensation for employees, leased employees, officers and directors	$1,928,272	$1,535,115	$1,760,439	$1,877,103	$1,873,582
Professional fees	281,418	184,507	529,139	319,948	394,028
Reconfirmation, mailing, billing and other customer-related costs	17,601	33,662	24,269	34,042	23,715
Depreciation and amortization	478,433	460,554	396,759	364,724	336,887
Other general and administrative costs	689,247	757,136	522,583	531,915	558,513
	$3,394,971	$2,970,974	$3,233,189	$3,127,732	$3,186,725

Sales and Marketing Expenses

Three Months Ended December 31,
2007	2006	Change	Percent

$2,185,886	$2,086,033	$99,853	5%

Sales and marketing expenses increased in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 due to expanded marketing efforts in telemarketing and online advertising, partially offset by a reduction of approximately $1 million in direct response advertising costs as we have discontinued our direct mail campaigns.  Online advertising has increased from zero in the first quarter of fiscal 2007 to approximately $592,000 in the first quarter of fiscal 2008 as we seek to increase customers’ awareness and use of our online marketplace.

Included in sales and marketing expenses for the three months ended December 31, 2007 is depreciation expense of $18,408 related to our subsidiary in the Philippines that exclusively provides telemarketing services.

Operating Income

Three Months Ended December 31,
2007	2006	Change	Percent

$482,482	$740,055	$(257,573)	(35)%

The decrease in operating income for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 is primarily due to increased operating expenses partially offset by increased gross margins, each of which is described above.

Other Income (Expense)

Three Months Ended December 31,
2007	2006	Change	Percent

$34,911	$93,299	$(58,388)	(63)%

Other income (expense), consisting primarily of interest income, decreased in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 due primarily to a reduction of our cash and short-term investment balances, which decreased as a result of investments in acquired businesses and the effects of the Attorneys’ General settlement.

Income Tax Provision

Three Months Ended December 31,
2007	2006	Change	Percent

$(191,301)	$(348,156)	$156,855	(45)%

The change in our income tax provision in each of the above periods is due primarily to changes in our pre-tax income.  However, in the first quarter of fiscal 2008 and 2007, we incurred additional income tax expense of $2,000 and $23,000 due to book-tax differences in the recognition of restricted stock awards.  During these periods, a portion of our restricted stock awards had vested and, due to declines in our stock price from grant date to vest date, the tax effects of the vesting of these awards were less than the carrying value of the related deferred tax assets.

Net Income

Three Months Ended December 31,
2007	2006	Change	Percent

$326,092	$485,198	$(159,106)	(33)%

Changes in net income are primarily attributable to changes in operating income and changes in income tax expense.  As these respective quarters yielded different operating results stemming from the impacts of the Attorneys’ General settlement, changes in the use of billing channels, changes in marketing strategies and other operating changes, see the respective financial statement line item narratives included herein for a detailed analysis of changes in our results of operations.

Liquidity and Capital Resources

Net cash provided by operating activities increased $980,756, or 352%, to $702,148 for the first quarter of fiscal 2008 as compared to net cash used of $278,608 for the first quarter of fiscal 2007.  The increase in cash generated from operations is primarily due to the payment of over $2 million related to the attorney’s general settlement in the first quarter of fiscal 2007, partially offset by increases in accounts receivable and other changes in working capital.

Our primary source of cash inflows is net remittances from our billing channels, including ACH billings and LEC billings.  For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission.  For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process.  The billing service aggregators generally do not remit funds until they are collected.  Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates.  Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense.  These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time.  We classify these holdback reserves as current or long-term receivables on our consolidated balance sheet, depending on when they are scheduled to be remitted to us.  As of December 31, 2007, approximately 66.6% of our gross accounts receivable are due from three aggregators.

Our most significant cash outflows include payments for marketing expenses and general operating expenses.  General operating cash outflows consist of payroll costs, income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used for investing activities totaled $231,357 during the first quarter of fiscal 2008 and consisted of $7,000 of additional closing costs related to the acquisition of LiveDeal, Inc, $16,243 of additional closing costs related to the acquisition of OnCall Subscriber Management Inc., $163,384 of expenditures for software and intangible assets and $44,730 of purchases of equipment.  Net cash used in investing activities totaled $367,983 during the first quarter of fiscal 2007 and consisted of expenditures for software and intangible assets and purchases of equipment, partially offset by the liquidation of certificates of deposit and other investments.

Net cash used for financing activities was $294,312 during the first quarter of fiscal 2008, consisting primarily of treasury stock repurchases as described below.  There were no financing activities in the first quarter of fiscal 2007.

We had working capital of $12,298,189 as of December 31, 2007, compared to $11,632,301 as of September 30, 2007, with current assets increasing by approximately $399,000 and current liabilities decreasing approximately $267,000 from September 30, 2007 to December 31, 2007.  Our cash position increased to $5,851,012 at December 31, 2007 compared to $5,674,533 at September 30, 2007 due to the effects of our results of operations, partially offset by purchases of software, intangible assets, and equipment and purchases of treasury stock.

On May 25, 2007, the Company’s Board of Directors terminated our pre-existing stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions.  We acquired 76,725 shares of our common stock during the first quarter of fiscal 2008 at an aggregate cost of $293,832.  Of the 76,725 shares acquired, 67,775 shares were retired prior to December 31, 2007. We retired an aggregate of 396,341 shares of treasury stock during the three months ended December 31, 2007.

The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our future liquidity and cash flows

	Payments Due by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
Operating lease commitments	$3,002,419	$693,917	$858,310	$567,594	$465,194	$338,819	$78,585
Noncanceleable service contracts	1,419,750	645,750	674,000	100,000	-	-	-
	$4,422,169	$1,339,667	$1,532,310	$667,594	$465,194	$338,819	$78,585

We believe that our existing cash on hand and additional cash generated from operations will provide us with sufficient liquidity to meet our operating needs for the next 12 months.

At December 31, 2007, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

*                      *                      *

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the periods set forth in this report) or commodity price risk.

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

There have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2007	-	N/A	-	$1,000,000

November 2007	48,450	$3.85	48,450	$813,433

December 2007	28,275	$3.79	28,275	$706,168

Total	76,725	$3.83	-	$706,168

1           On May 18, 2005, we announced the adoption of a $3,000,000 stock repurchase plan, under which 85,385 shares were repurchased at an aggregate price of $686,793. On May 25, 2007, the Company’s Board of Directors terminated the May 18, 2005 stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions

ITEM 6.	EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of LiveDeal, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K Current Report, SEC File No. 000-24217, filed on August 15, 2007).

3.2	Amended and Restated Bylaws of LiveDeal, Inc. (incorporated by reference to Exhibit 3.2 to Form 10-K Annual Report, SEC File No. 000-24217, for the year ended September 30, 2007).

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: February 14, 2008	/s/ Gary L. Perschbacher
Gary L. Perschbacher
Chief Financial Officer