Form 10-K/A
period 2007-09-30
LIVEDEAL INC
filed 2008-05-13
CIK 1045742

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

Commission File Number: 0-24217

LiveDeal, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	85-0206668
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2490 E. Sunset Road, Suite 100 Las Vegas, Nevada	89120
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s classes of common stock, as of May 1, 2008, was 6,555,281 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIVEDEAL, INC.
FORM 10-K/A FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

Explanatory Note

This Annual Report on Form 10-K/A is filed for the purpose of restating our financial statements.  As originally disclosed in Note 19 in the Notes to consolidated financial statements and in “Part II, Item 7, Management Discussion and Analysis of Financial—Executive Overview—Restatements,” we restated our financial statements to make changes to certain classifications within our financial statements.  We originally reported these items as changes in classification.  We are filing this Annual Report on Form 10-K/A to clarify that these changes reflect the correction of errors and to:

•           amend the Selected Financial Date table in Part II, Item 6 to label the prior years as restated and to explain the reasons for the restatements and the related effects on each financial data line item presented for each of the years presented in the Selected Financial Data table;

•           amend the selected quarterly financial data included in Note 18 of the notes to consolidated financial statements to provide additional information about the restatements;

•           amend Note 19 to expand the disclosure about the errors and resulting restatement and to include reconciliations for all financial statement line items affected;

•           expand the disclosures about the errors and restatements in Notes 18 and 19 of the consolidated financial statements to include an explanation of other restatements we made to the Consolidated Statements of Cash Flows for prior periods as well as corresponding changes explaining the errors and restatements contained in Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Restatements”;

•           clarify in Notes 18 and 19 that the changes in earnings per share for the years ended September 30, 2006 and 2005 were a result of the retroactive application of the 1-for-10 reverse stock split;

•           label as restated the quarterly financial information contained in Part II, Item 7 under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Overview—Recent Financial Results” and —Results of Operations”;

•           clarify certain disclosures about our revenue and expense recognition policies and procedures to more accurately reflect our policies in light of the errors and restatements referred to above in (i) Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates and Assumptions—LEC Billing—Dilution” and (ii) Note 2 to the consolidated financial statements under the heading “Revenue Recognition” and (iii) Note 10 to the consolidated financial statements under the heading “Litigation”; and

•           amend our discussion of controls and procedures in “Part II, Item 9A—Controls and Procedures—Changes in Controls and Procedures” to describe the nature and impact of the restatements on our evaluation of the effectiveness of our controls and procedures as well as the steps we have taken or plan to take to remediate such weaknesses.

See Note 19 in the notes to consolidated financial statements for further information relating to the restatements.

This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K, except in connection with the foregoing.

LIVEDEAL, INC.

FORM 10-K/A
For the year ended September 30, 2007

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

Products and Services

Internet Advertising Package. Our primary product is our Internet Advertising Package, or IAP. Under this package, the advertiser pays for additional exposure by purchasing a Mini-WebPage.  This Mini-WebPage contains, among other useful information, a 40-word description of the business, hours of operation, and detailed contact information.  The advertiser can easily access and modify its Mini-WebPage.  This product is easily searched by users of our website on their personal computers, as well as cellular telephones and other hand-held devices.  In order to provide search traffic to an advertiser’s Mini-WebPage, we elevate the advertiser to a preferred listing status at no additional charge. As such, the preferred advertiser enjoys the benefit of having its advertisement displayed in a primary position before all of the basic listings in that particular category when users of our website perform searches on our website.  We also provide our IAP advertisers with enhanced presentation and additional unique products, including:

·	Larger font.
·	Bolded business name.
·	A “tagline” whereby the advertiser can differentiate itself from its competitors.
·	An audio advertisement.
·	Map directions.
·
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

·	A link to the advertiser’s own webpage and email address.
·
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

Salient features of LiveDeal technology:

·	Own source code that includes cutting edge technology (J2EE, Struts, XML, Spring, Hybernate, JBoss, Apache, etc):

·	Linear scaling architecture using low cost commodity hardware:
·	An architecture based on redundancy for scalable quick user responses:
·	Proven search technology which scales for large volumes:
·	Enhanced security using HTTPS, Encryption, data obfuscation: and
·	Internationalized Architecture for quick localization.

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

Internet Yellow Pages provide the following advantages over print Yellow Pages:

·	More current and extensive listing information.
·	Immediate access to business listings across the nation from any location.
·	Broad accessibility via computers and hand-held devices, such as mobile phones and personal digital assistants.
·	Features such as mapping, direct calling to the advertiser, and e-mail at the click of a button also may be available.

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

·
We have cross-marketing arrangements with reciprocal linking of websites without any compensation to either party. These arrangements increase the page views for our advertisers’ listings by being listed on the linked websites. These co-promotional arrangements typically are terminable with one month’s notice.

·
We have a license agreement with Palm, Inc. whereby we pay a fee to be a provider of Yellow Pages content on hand-held devices using the Palm operating system.  We provide this content to Palm through a hypertext link from the Palm operating system to our website.

·
We have an agreement with Yahoo! Search Services to provide visibility to our website so that we can provide traffic to our advertisers. In exchange for monthly fees, Yahoo! Search Services assists in helping us to be one of the highest placed sites when Yellow Pages searches are done on major search engines, such as MSN and Yahoo!.

·
We utilize WebDialogs in a co-promotional effort to provide automatic dialing services to our website users. These services allow these users to place a call to one of our IAP advertisers by simply clicking a button. This function powers our Click2Call feature.

·
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

Several companies, including Google, Microsoft, Verizon, and Yahoo!, currently market Internet Yellow Pages or local search services that directly compete with our services and products.  We may not compete effectively with existing and potential competitors for several reasons, including the following:

·	some competitors have longer operating histories and greater financial and other resources than we have and are in better financial condition than we are;

·	some competitors have better name recognition, as well as larger, more established, and more extensive marketing, customer service, and customer support capabilities than we have;

·
some competitors may supply a broader range of services, enabling them to serve more or all of their customers’ needs. This could limit our sales and strengthen our competitors’ existing relationships with their customers, including our current and potential IAP advertisers;

·	some competitors may be able to better adapt to changing market conditions and customer demand; and

·
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

Our operating results have historically fluctuated significantly and we have experienced recent declines in net revenues and operating profits.  We could continue to experience fluctuations or continued declining operating results due to factors that may or may not be within our control.  Such factors include the following:

·	fluctuating demand for our services, which may depend on a number of factors including

o	changes in economic conditions and our IAP advertisers’ profitability,

o	varying IAP advertiser response rates to our direct marketing efforts,

o	our ability to complete direct mailing solicitations on a timely basis each month,

o	changes in our direct marketing efforts,

o	IAP advertiser refunds or cancellations, and

o	our ability to continue to bill through LEC billing, ACH billing or credit card channels rather than through direct invoicing;

·	market acceptance of new or enhanced versions of our services or products;

·	price competition or pricing changes by us or our competitors;

·	new product offerings or other actions by our competitors;

·	the ability of our check processing service providers to continue to process and provide billing information regarding our solicitation checks;

·	the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;

·	technical difficulties or failures affecting our systems or the Internet in general;

·	a decline in Internet traffic at our website;

·	the cost of acquiring, and the availability of, information for our database of potential advertisers; and

·	the fixed nature of a significant amount of our operating expenses.

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

Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel.  We currently anticipate that our cash on hand as of September 30, 2007, together with cash flows from operations, will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures over the next 12 months.  In the future, however, we may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities.  Our future liquidity and capital requirements will depend on numerous factors, including the following:

·	the pace of expansion of our operations;

·	our need to respond to competitive pressures; and

·	future acquisitions of complementary products, technologies or businesses.

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

On December 14, 2006, we voluntarily entered into a settlement with thirty-four states’ attorneys general to address their concerns over our promotional activities, specifically the use of our check mailer for customer acquisition.  The main terms of this agreement were as follows:

·	We paid a settlement fee of $2,000,000 to the state consortium, which was distributed among themselves;
·	We discontinued the use of activation checks as a promotional incentive;
·
We temporarily suspended billing of any active customer that was acquired in connection with the use of an activation check while notifying the customer of their legal rights to cancel the service and providing them a 60-day opportunity to receive a refund equivalent to the customer’s last two payments; and

·	We agreed not to employ any collection efforts with respect to past-due accounts of customers that were secured through the use of an activation check.

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

We may decide to initiate litigation in order to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of our proprietary rights.  Any such litigation could result in substantial expense, may reduce our profits, and may not adequately protect our intellectual property rights.  In addition, we may be exposed to future litigation by third parties based on claims that our products or services infringe their intellectual property rights.  Any such claim or litigation against us, whether or not successful, could result in substantial costs and harm our reputation.  In addition, such claims or litigation could force us to do one or more of the following:

·	cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

·	obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and

·
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

In fiscal 2007, we acquired Oncall Subscriber Management Inc., which operated a call center in the Philippines, and created a Philippine subsidiary to carry on that business.  We entered into those transactions to generate cost savings in connection with our ongoing marketing efforts and do not presently anticipate relying on our foreign operations for a significant portion of our revenues.  Still, our operation of a foreign subsidiary poses certain risks to our business, including:

·	changes that might result from regulatory requirements, exchange rates, tariffs and/or other economic barriers;

·	difficulties in staffing and managing the operations of our Philippine subsidiary;

·	differing technology and systems standards;

·	conflicting laws and/or political conditions; and

·	risks relating to accounting practices and/or tax laws enforced in foreign jurisdictions.

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

Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations. The Internet, e-commerce, and the Internet Yellow Pages industry are characterized by:

·	rapid technological change;

·	changes in advertiser and user requirements and preferences;

·	frequent new product and service introductions embodying new technologies; and

·	the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

In order to compete successfully in the future, we must

·	enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current IAP advertisers;

·	license, develop or acquire technologies useful in our business on a timely basis; and

·	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

The trading price of our common stock has been volatile over the past few years and investors could experience losses in response to factors including the following, many of which are beyond our control:

·	decreased demand in the Internet services sector;

·	variations in our operating results;

·	announcements of technological innovations or new services by us or our competitors;

·	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

·	our failure to meet analysts’ expectations;

·	changes in operating and stock price performance of other technology companies similar to us;

·	conditions or trends in the technology industry;

·	additions or departures of key personnel; and

·	future sales of our common stock.

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

We are subject to the Nevada anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Nevada corporations from engaging in a merger, consolidation, sales of its stock or assets, and certain other transactions with any stockholder, including all affiliates and associates of the stockholder, who owns 10% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 10% or more of the corporation’s voting stock except in certain situations.  In addition, our amended and restated articles of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management.  These provisions include the following:

·	the authority of our board to issue up to 5,000,000 shares of serial preferred stock and to determine the price, rights, preferences, and privileges of these shares, without stockholder approval;

·	all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent unless such action or proposal is first approved by our board of directors;

·	special meetings of the stockholders may be called only by the Chairman of the Board, the Chief Executive Officer, or the President of our company; and

·	cumulative voting is not allowed in the election of our directors.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The following matters were approved by the Company’s stockholders at a Special Meeting of Stockholders held on August 2, 2007:

·	A proposal to give the Company’s Board of Directors discretion to effect a reverse stock split with respect to issued and outstanding shares of our common stock; and

·	A proposal to amend and restate the Company’s Restated Articles of Incorporation to change the Company’s name from “YP Corp.” to “LiveDeal, Inc.”

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs2	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 2007	-		N/A	-	$1,000,000
August 2007	44,224	1	$6.95	-	$1,000,000
September 2007	-		N/A	-	$1,000,000
Total	44,224		$6.95	-	$1,000,000

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

ITEM 6. Selected Financial Data

The selected financial data presented below are derived from our historical consolidated financial statements for the year ended September 30, 2007, which have been audited by Mayer Hoffman McCann, P.C., our independent registered public accounting firm and the years ended September 30, 2003 through 2006 which were audited by Epstein, Weber & Conover, P.L.C., our former independent registered public accounting firm.  These amounts have subsequently been restated as described below.  The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended September 30,
	2007	2006	2005 (1)	2004	2003
Statement of Operations Data		(as restated)	(as restated)	(as restated)	(as restated)
Net revenues	$26,340,361	$31,957,947	$24,361,995	38,954,823	$26,396,093
Cost of services	4,204,276	4,030,280	3,137,756	6,544,598	4,102,395
Gross profit	22,136,085	27,927,667	21,224,239	32,410,225	22,293,698
Operating income (loss)	3,326,679	(1,562,357)	985,256	11,465,946	7,281,886
Net income (loss)	1,753,918	(1,050,920)	725,146	8,184,930	6,472,705
Net income (loss) per common share:
Basic	$0.34	$(0.23)	$0.16	$1.73	$1.43
Diluted	$0.33	$(0.23)	$0.16	$1.70	$1.42
Weighted average common shares outstanding:
Basic	5,108,551	4,495,868	4,639,036	4,737,593	4,532,672
Diluted	5,336,439	4,495,868	4,665,992	4,807,570	4,559,159
Cash dividends declared per common share	$-	$-	$0.30	$0.30	$-

Statement of Cash Flows Data
Net cash provided by operating activities	$1,765,496	$2,422,001	$6,990,161	$4,818,203	$4,762,238
Net cash used in investing activities	(2,175,802)	(1,904,201)	(2,440,792)	(2,192,500)	(2,798,500)
Net cash used in financing activities	(309,936)	(237,336)	(2,011,587)	(1,428,022)	(351,998)

Balance Sheet Data
Cash and cash equivalents	$5,674,533	$6,394,775	$6,114,311	$3,576,529	$2,378,848
Working capital	11,315,872	13,908,560	13,374,171	12,484,833	6,615,537
Property and equipment, net	423,563	178,883	396,862	725,936	731,142
Intangible assets, net	7,372,147	5,722,604	6,108,823	3,326,274	3,512,952
Total assets	40,042,466	27,977,227	23,632,916	26,289,604	20,356,163
Total long term liabilities	-	-	-	848,498	-
Total stockholders' equity	37,707,871	22,376,373	22,065,266	23,572,393	15,709,315

(1)
Includes an increase to income of approximately $100,000 (net of income taxes of approximately $54,000) resulting from the cumulative effect of an accounting change for forfeitures of restricted stock granted to employees, executives and consultants

All per share amounts have been retroactively restated for the effects of the 1-for-10 reverse stock split that occurred in fiscal 2007.

During 2007, the Company reevaluated its consolidated financial statement presentation policies and procedures. During this process, the Company identified certain errors in the presentation of its consolidated financial statements for the years ending September 30, 2006, 2005, 2004 and 2003.  The errors and their corrections are more fully described in Note 19 of the consolidated financial statements included in this Form 10-K/A.  The following table indicates the increase or (decrease) to the specific financial statement data set forth in the above table:

	Year Ended September 30,
	2007	2006	2005	2004	2003
Statement of Operations Data
Net revenues(1)	$-	$(4,923,217)	$(842,863)	(18,213,282)	$(4,371,351)
Cost of services(2)	-	(4,038,959)	(842,863)	(18,213,282)	(4,371,351)
Gross profit(1) (2)	-	(884,258)	-	-	-
Operating income (loss) (3)	-	(3,686,807)	(328,133)	-	-
Other income (expense) (3)	-	3,686,807	328,133	-	-
Net income (loss)	-	-	-	-	-

Statement of Cash Flows Data
Net cash provided by operating activities(4)	$-	$1,918	$-	$-	$-
Net cash used in investing activities(5)	-	(815,785)	-	-	-
Net cash used in financing activities(4)	-	(1,918)	-	-	-

Balance Sheet Data
Cash and cash equivalents(5)	$-	$(815,785)	$-	$-	$-
Total assets(6)	-	1,250,000	-	-	-

(1)  Reflects the impacts of reclassifications of unbillable accounts and chargebacks from cost of services to net revenues.
(2)  Reflects the impacts of reclassifications of unbillable accounts and chargebacks from cost of services to net revenues and the reclassification of monitoring fees related to our LEC billing channel from general and administrative expenses to cost of services.
(3)  Reflects the impacts of reclassifications of litigation and related expenses from other income and expense to operating expenses.
(4)  Reflects the impacts of corrections for preferred stock dividends that were previously reflected as part of operating activities
(5)  Reflects the impacts of reclassifications of certain investment accounts from cash and cash equivalents to certificates of deposit and other investments.
(6)  Reflects the impacts of accrued refunds and fees relating to the Attorneys’ General settlement from accounts receivable, net to accrued liabilities.

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

Name Change and Reverse Stock Split

The following matters were approved by our stockholders at a Special Meeting of Stockholders held on August 2, 2007:

·	A proposal to give our Board of Directors discretion to effect a reverse stock split with respect to issued and outstanding shares of our common stock; and

·	A proposal to amend and restate our Restated Articles of Incorporation to change our name from “YP Corp.” to “LiveDeal, Inc.”

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

Restatements

During fiscal 2007, we reevaluated our consolidated financial statement presentation policies and procedures. During this process, we identified certain errors in the presentation of our 2006 and 2005 consolidated financial statements.  The errors and related corrections are summarized below:

Balance Sheet

●
Certain investment accounts totaling $815,785 have been reclassified from cash and cash equivalents to certificates of deposit and other investments based on the maturity dates of the underlying investments

●
Accrued refunds and fees of $1,250,000 relating to the Attorneys’ General settlement described in Note 10 have been reclassified from accounts receivable, net to accrued liabilities in the accompanying consolidated balance sheet as of September 30, 2006.

●
Certain miscellaneous receivables totaling $23,819 at September 30, 2006 were reclassified from prepaid expenses and other current assets to accounts receivable, net in the accompanying consolidated balance sheet.

Statement of Operations

●	Unbillable accounts and charge backs have been reclassified from cost of services to a reduction in net revenues in the consolidated statement of operations.
●	Monitoring fees related to our LEC billing channel have been reclassified from general and administrative expenses to cost of services.
●	Depreciation and amortization expenses that were previously separately stated are now included in general and administrative expenses in the consolidated statement of operations.
●	Litigation and related expenses that were previously included in other income and expense are now separately stated as a component of operating expenses in the consolidated statement of operations.

Statement of Cash Flows

•	Preferred stock dividends for the year ended September 30, 2006 totaling $1,918 were reclassified from net cash provided by operating activities to net cash used in financing activities.
•
Net cash used in investing activities was affected by the reclassification of certain investment accounts from cash and cash equivalents to certificates of deposit and other investments as previously described.

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

Recent Financial Results

The following represents a summary of recent financial results (all quarterly amounts have been restated – see Restatements above for a description of these restatements):

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

•
Dilution.  We recognize revenue during the month for which the service is provided based on net billings accepted by the billing aggregators.  We recognize revenue only for accepted records.  However, subsequent to this acceptance, there are instances in the LEC billing process where a customer cannot be billed due to changes in telephone numbers, telephone carriers, data synchronization issues, etc.  These amounts that ultimately cannot be billed, as well as certain minor billing adjustments by the LECs are commonly referred to as “dilution.”  Such unbillable accounts and chargebacks are estimated at the time of billing and charged against net revenues.

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

Results of Operations

Net Revenues

Year Ended September 30,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2007	$26,340,361	$(5,617,586)	(17.6)%
2006 (as restated)	$31,957,947	$7,595,952	31.2%
2005 (as restated)	$24,361,995

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

Cost of Services

Year Ended September 30,	Cost of Services	Change from Prior Year	Percent Change from Prior Year

2007	$4,204,276	$173,996	4.3%
2006 (as restated)	$4,030,280	$892,524	28.4%
2005 (as restated)	$3,137,756

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

	2007	2006	2005
LEC billing	63%	48%	30%
ACH billing	30%	46%	56%
Direct billing	4%	6%	14%
Classified	3%	0%	0%

We expect cost of services to continue to be directly correlated to our usage of LEC billing channels.

Gross Profit

Year Ended September 30,	Gross Profit	Change from Prior Year	Percent Change from Prior Year

2007	$22,136,085	$(5,791,582)	(20.7)%
2006 (as restated)	$27,927,667	$6,703,428	31.6%
2005	$21,224,239

The changes in our gross profits were due primarily to changes in revenues and increased cost of sales associated with higher utilization of LEC billing channels. Gross margins were 84%, 87% and 87% of net revenues in fiscal 2007, 2006, and 2005, respectively.

General and Administrative Expenses

Year Ended September 30,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2007	$12,518,620	$(1,832,133)	(12.8)%
2006 (as restated)	$14,350,753	$(249,861)	(1.7)%
2005 (as restated)	$14,600,614

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

The following table sets forth our recent operating performance for general and administrative expenses (all quarterly amounts have been restated – see Restatements included herein for a description of these restatements) :

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

Litigation and Related Expenses

Year Ended September 30,	Litigation and Related Expenses	Change from Prior Year	Percent Change from Prior Year

2007	$(200,718)	$(3,887,524)	(105.4)%
2006 (as restated)	$3,686,806	$3,358,673	1023.6%
2005 (as restated)	$328,133

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

The litigation and related expenses in fiscal 2005 consisted of an accrual of $328,133 related to this vendor dispute.

Operating Income (Loss)

Year Ended September 30,	Operating Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2007	$3,326,679	$4,889,036	312.9%
2006 (as restated)	$(1,562,357)	$(2,547,613)	(258.6)%
2005 (as restated)	$985,256

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

Other Income (Expense)

Year Ended September 30,	Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2007	$10,945	$35,463	144.6%
2006 (as restated)	$(24,518)	$197,758	(89.0)%
2005 (as restated)	$(222,276)

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

Income Tax Provision (Benefit)

Year Ended September 30,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2007	$1,855,675	$2,167,454	695.2%
2006 (as restated)	$(311,779)	$(683,816)	(183.8)%
2005 (as restated)	$372,037

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

Subsequent to the issuance of our original report dated December 18, 2007, the Company identified certain errors in the footnote disclosures related to notes 18 and 19.  The footnote disclosures have been restated to reflect the corrections required.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
December 18, 2007 (except for Note 19, as to which the date is May 12, 2008)

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

/s/ Epstein, Weber & Conover, PLC
Scottsdale, Arizona
December 18, 2006, except as to Note 19 which is as of May 12, 2008

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

For billings via ACH withdrawals, revenue is recognized when such billings are accepted. For billings via LECs, the Company recognizes revenue based on net billings accepted by the LECs.  Due to the periods of time for which adjustments may be reported by the LECs and the billing companies, the Company estimates and accrues for dilution and fees reported subsequent to year-end for initial billings related to services provided for periods within the fiscal year.  Unbillable accounts, chargebacks and customer refunds are estimated at the time of billing and are recorded as a reduction in net revenue.  LEC fees, aggregator fees and bad debt expenses are estimated at the time of billing and charged to cost of services.

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

The Company has recorded a charge of $3,525,000 in litigation and related expenses in the accompanying consolidated statement of operations for fiscal 2006, consisting of a settlement accrual of $2,000,000, a reserve for refunds to existing customers covered by the 60 day opportunity mentioned above and other related costs of $1,250,000 and legal fees of $275,000.  Management analyzed the number of customers eligible and applied probabilities to estimate the additional $1,250,000 in refunds and costs.  Customers had through February 2007 to apply for these refunds.  In fiscal 2007, the Company reversed excess accruals for legal fees and refunds totaling $200,718.

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

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for 2007 and 2006 follows:

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2006	2007	2007	2007
	(as restated)	(as restated)	(as restated)
Net revenues	$7,123,683	$6,106,544	$5,989,437	$7,120,697
Gross profit	6,012,813	5,148,835	5,113,544	5,860,893
Net income	485,198	626,262	266,405	376,053

Earnings per share information:
Basic income per share	$0.11	$0.14	$0.05	$0.06
Diluted income per share	$0.11	$0.13	$0.05	$0.06

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2005	2006	2006	2006
	(as restated)	(as restated)	(as restated)
Net revenues	$7,047,401	$7,997,623	$8,577,639	$8,335,284
Gross profit	6,510,430	7,213,184	7,506,947	6,697,106
Net income (loss)	(327,092)	129,998	826,847	(1,680,673)

Earnings (loss) per share information:
Basic income (loss) per share	$(0.07)	$0.03	$0.19	$(0.37)
Diluted income (loss) per share	$(0.07)	$0.03	$0.18	$(0.37)

During 2007, the Company reevaluated its consolidated financial statement presentation policies and procedures. During this process, the Company identified certain errors in the presentation of its 2006 and 2005 consolidated financial statements.  The errors and related corrections are more fully described in Note 19.  These changes also impacted the previously filed quarterly information for the quarters ended December 31, 2006, March 31, 2007, June 30, 2007 and each of the quarters in the fiscal year ended September 30, 2006.  None of the changes impacted balance sheet items except as disclosed in Note 19.  The following table indicates the increase or decrease to the specific financial statement line items for each of the periods identified as compared to those amounts set forth in the Company’s most recently filed Form 10-Qs for fiscal 2007 (which include comparative financial information for fiscal 2006 periods).

	Three Months Ended
	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006	March 31, 2006	December 31, 2005

Net revenues	$-	$-	$(671,722)	$-	$-	$(579,376)
Cost of services	164,636	175,511	(387,661)	336,173	197,549	(579,376)
Gross profit	(164,636)	(175,511)	(284,061)	(336,173)	(197,549)	-
General and administrative expenses	(164,636)	(175,511)	52,826	(336,173)	(197,549)	397,004
Depreciation and amortization	-	-	(336,887)	-	-	-
Litigation and related expenses	-	-	-	-	-	(225,137)
Total operating expenses	(164,636)	(175,511)	(284,061)	(336,173)	(197,549)	171,867
Operating income (loss)	-	-	-	-	-	(171,867)
Total other income (expense)	-	-	-	-	-	171,867
Net income (loss)	$-	$-	$-	$-	$-	$-

The errors identified above have no impact on the Company’s earnings per share calculations.  The Company’s earnings per share calculations have been retroactively restated to reflect the effects of a 1-for-10 reverse stock split and certain differences may arise between the amounts presented above and the expected amounts after application of the reverse stock split due to rounding of previously reported numbers.

19.	RESTATEMENTS

During 2007, the Company reevaluated its consolidated financial statement presentation policies and procedures. During this process, the Company identified certain errors in the presentation of its 2006 and 2005 consolidated financial statements.  These errors and related corrections are summarized as follows:

Balance Sheet

•
Certain investment accounts totaling $815,785 have been reclassified from cash and cash equivalents to certificates of deposit and other investments based on the maturity dates of the underlying investments in the accompanying consolidated balance sheet as of September 30, 2006.

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

Statement of Operations

•	Unbillable accounts and chargebacks have been reclassified from cost of services to a reduction in net revenues in the consolidated statement of operations.
•	Monitoring fees related to our LEC billing channel have been reclassified from general and administrative expenses to cost of services.
•	Depreciation and amortization expenses that were previously separately stated are now included in general and administrative expenses in the consolidated statement of operations.
•	Litigation and related expenses that were previously included in other income and expense are now separately stated as a component of operating expenses in the consolidated statement of operations.

 Statement of Cash Flows

•	Preferred stock dividends for the year ended September 30, 2006 totaling $1,918 were reclassified from net cash provided by operating activities to net cash used in financing activities.
•
Net cash used in investing activities was affected by the reclassification of certain investment accounts from cash and cash equivalents to certificates of deposit and other investments as previously described.

The following tables set forth the impact of these restatements on the Company’s statements of operations and balance sheet:

Balance Sheet	September 30, 2006
	As Originally Reported	As Adjusted	Effect of change
Cash and cash equivalents	$7,210,560	$6,394,775	$(815,785)
Certificates of deposit and other investments	$2,266,268	$3,082,053	$815,785
Accounts receivable, net (current)	$6,741,781	$8,015,600	$1,273,819
Prepaid expenses and other current assets	$259,069	$235,250	$(23,819)
Accrued expenses	$3,315,439	$4,565,439	$1,250,000

Income Statement	Year ended September 30, 2006			Year ended September 30, 2005
	As Originally Reported	As Adjusted	Effect of Change	As Originally Reported	As Adjusted	Effect of Change

Net revenues	$36,881,164	$31,957,947	$(4,923,217)	$25,204,858	$24,361,995	$(842,863)
Cost of services	8,069,239	4,030,280	(4,038,959)	3,980,619	3,137,756	(842,863)
Gross profit	28,811,925	27,927,667	(884,258)	21,224,239	21,224,239	-

Operating expenses:
General and administrative expenses	13,800,456	14,350,753	550,297	13,030,614	14,600,614	1,570,000
Sales and marketing expenses	11,452,465	11,452,465	-	5,310,236	5,310,236	-
Depreciation and amortization	1,434,554	-	(1,434,554)	1,570,000	-	(1,570,000)
Litigation and related expenses	-	3,686,806	3,686,806	-	328,133	328,133
Total operating expenses	26,687,475	29,490,024	2,802,549	19,910,850	20,238,983	328,133
Operating income (loss)	2,124,450	(1,562,357)	(3,686,807)	1,313,389	985,256	(328,133)
Other income (expense):
Interest expense and other financing costs	-	-	-	(8,610)	(8,610)	-
Interest income	224,176	224,176	-	242,965	242,965	-
Loss on attorneys' general settlement	(3,525,000)	-	3,525,000	-	-	-
Other income (expense)	(186,325)	(24,518)	161,807	(550,409)	(222,276)	328,133
Total other income (expense)	(3,487,149)	199,658	3,686,807	(316,054)	12,079	328,133

Income (loss) before income taxes and cumulative effect of accounting change	(1,362,699)	(1,362,699)	-	997,335	997,335	-
Income tax provision (benefit)	(311,779)	(311,779)	-	372,037	372,037	-

Cumulative effect of accounting change (net of income taxes of $53,764 in 2005)	-	-	-	(99,848)	(99,848)	-
Net income (loss)	$(1,050,920)	$(1,050,920)	$-	$725,146	$725,146	$-

Statement of Cash Flows	Year Ended September 30, 2006
	As Originally Reported	As Adjusted	Effect of change
Net cash provided by operating activities	$2,420,083	$2,422,001	$1,918
Net cash used in investing activities	$(1,088,416)	$(1,904,201)	$(815,785)
Net cash used in financing activities	$(235,418)	$(237,336)	$(1,918)

The errors identified above have no impact on the Company’s earnings per share calculations.  The Company’s earnings per share calculations have been retroactively restated to reflect the effects of a 1-for-10 reverse stock split and certain differences may arise between the amounts presented above and the expected amounts after application of the reverse stock split due to rounding of previously reported numbers.  For example, for the year ended September 30, 2006, earnings per share on a pre-split basis was $0.023 which was rounded to $0.02 in the Company’s Form 10-K for the year then ended.  On a post-split basis, earnings per share for the year ended September 30, 2006 was $0.23 as presented herein in this Form 10-K/A.

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

Changes in Internal Controls

During 2007, the Company reevaluated its consolidated financial statement presentation policies and procedures. During this process, the Company identified certain errors in the presentation of its consolidated financial statements. These errors were identified as part of an enhancement of the Company’s internal control structure during 2007 that included an evaluation of the Company’s financial statement classification and presentation policies and procedures. These errors are indicative of a material weakness, which impacted our evaluation of the effectiveness of our disclosure controls and procedures.  As indicated above, we concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.  As a result of this reevaluation and the related changes, the Company has implemented an annual review, or more frequently when facts and circumstances so indicate, of our financial statement classification policies and procedures.  This review takes into account current generally accepted accounting principles as well as best practices.

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

Other than the changes described in the foregoing paragraphs, our principal executive officer and principal financial officer are not aware of any significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  During the period covered by this Form 10-K/A, there have not been any other changes in our internal controls over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Stockholders and Board of Directors

LIVEDEAL, INC. AND SUBSIDIARIES

We have audited the consolidated financial statements of LiveDeal, Inc. and Subsidiariesas of September 30, 2007 and for the year then ended and have issued our report thereon dated December 18, 2007(except for Note 19, as to which the date is May 12, 2008).  Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The information included in the accompanying Schedule II–Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements.  Such information for the year ended September 30, 2007 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Mayer Hoffman McCann P.C.

Phoenix, Arizona
May 12, 2008

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/ Writeoffs	Balance at End of Period

Allowance for dilution and fees on amounts due from billing aggregators

Year ended September 30, 2005	$3,400,575	$4,405,481	$	$(6,883,056)	$923,000

Year ended September 30, 2006	$923,000	$5,274,762	$	$(3,732,339)	$2,465,423

Year ended September 30, 2007	$2,465,423	$5,183,515	$	$(5,760,208)	$1,888,730

Allowance for customer refunds

Year ended September 30, 2005	$269,662	$4,177,741	$	$(4,149,403)	$298,000

Year ended September 30, 2006	$298,000	$2,307,141	$	$(1,801,615)	$803,526

Year ended September 30, 2007	$803,526	$2,281,995	$	$(2,512,453)	$573,068

(3)           The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description	Previously Filed as Exhibit	File Number	Date Previously Filed

2.1	Agreement and Plan of Merger dated June 6, 2007, relating to the Registrant’s merger with LiveDeal, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2007	000-24217	6/6/07

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2007	000-24217	8/15/07

3.2	Amended and Restated Bylaws	Previously filed

10.1	LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Previously filed

10.2	Form of 2003 Stock Plan Restricted Stock Agreement*	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ending March 31, 2005	000-24217	5/16/05

10.3	Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated June 1, 1998, between the Registrant and Art Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999	000-24217	9/19/00

10.4	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated August 17, 1998, between the Registrant and Arthur Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.4.1	Amendment No. 2 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated January 7, 2003, between the Registrant and Arthur Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.14 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

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
		Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.5	Standard Industrial Lease for Nevada facility, dated September 3, 2003, between the Registrant and Tomorrow 33 Convention, LP	Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003	000-24217	12/31/03

10.6	Amendment No. 1 to Standard Industrial Lease for Nevada facility, dated October 4, 2006, between the Registrant and Tomorrow 33 Convention, LP	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.7	Loan and Security Agreement, dated April 13, 2004, between the Registrant and Merrill Lynch Business Financial Services, Inc.	Exhibit 10.1 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2004	000-24217	12/29/04

10.9	Employment Agreement, dated September 19, 2006, between the Registrant and Daniel L. Coury, Sr.*	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.10	Employment Agreement, dated September 19, 2006, between the Registrant and Gary L. Perschbacher*	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.11	Wholesale Fulfillment Agreement, dated March 1, 2005, between Registrant and Fulfillment House and Company	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2006	000-2417	5/4/06

10.12	Separation Agreement, dated November 3, 2005, between the Registrant and Peter J. Bergmann*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ending December 31, 2005	000-24217	2/14/06

10.13	Employment Agreement, dated February 6, 2006, between the Registrant and John Raven*	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K	000-24217	2/21/06

10.13.1	First Amendment to Employment Agreement, dated September 19, 2006, between the Registrant and John Raven*	Exhibit 10.13.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.14	Exclusive Domain Name Licensing Agreement, dated July 8, 2003, between the Registrant and Onramp Access, Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2003	000-24217	7/22/03

10.15	Stock Repurchase and Domain Name Transfer Agreement, dated July 21, 2006, between Registrant and Onramp Access, Inc.	Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.16	Processing Agreement, dated August 26, 2003, between the Registrant and Integrated Payment Systems Inc., d/b/a First Data	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 24, 2003	000-24217	10/24/03

10.17	Master Services Agreement, dated August 1, 2002, between the Registrant and eBillit, Inc.	Exhibit 10.24 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2003	000-24217	7/8/03

10.18	Billings and Related Services Agreement, dated September 1, 2001, between the Registrant and ACI Communications, Inc.	Exhibit 10.33 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

10.19	Escrow Agreement dated June 6, 2007, relating to the Registrant’s merger with LiveDeal, Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2007	000-24217	6/6/07

10.20	Employment Agreement dated June 6, 2007, by and between the Registrant and Rajesh Navar*	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 6, 2007	000-24217	6/6/07

10.21	Noncompetition, Nondisclosure and Nonsolicitation Agreement dated June 6, 2007, by and between the Registrant and Rajesh Navar*	Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 6, 2007	000-24217	6/6/07

10.22	Asset Purchase Agreement dated as of July 10, 2007, relating to the Registrant’s acquisition of the assets of Oncall Subscriber Management Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2007	000-24217	7/16/07

10.23	Escrow Agreement dated as of July 10, 2007, relating to the Registrant’s acquisition of the assets of Oncall Subscriber Management Inc.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2007	000-24217	7/16/07

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	000-24217	5/13/04

21	Company Subsidiaries	Previously filed

23.1	Consent of Mayer Hoffman McCann P.C.	Attached hereto

23.2	Consent of Epstein Weber and Conover	Attached hereto

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

* Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2008	/s/Daniel L. Coury, Sr.
Daniel L. Coury, Sr.
Chief Executive Officer

BOARD OF DIRECTORS

Signature	Title	Date

/s/ Daniel L. Coury, Sr.	Chief Executive Officer (Principal Executive	May 12, 2008
Daniel L. Coury, Sr.	Officer)

/s/ Gary L. Perschbacher	Chief Financial Officer (Principal Financial	May 12, 2008
Gary L. Perschbacher	Officer and Principal Accounting Officer)

/s/ Richard D. Butler.	Director	May 12, 2008
Richard D. Butler

/s/ Thomas Clarke, Jr.	Director	May 12, 2008
Thomas Clark, Jr

/s/ Joseph F. Cunningham, Jr.	Chairman of the Board	May 12, 2008
Joseph F. Cunningham, Jr.

/s/ John Evans.	Director	May 12, 2008
John Evans

/s/ Benjamin Milk.	Director	May 12, 2008
Benjamin Milk

/s/ Rajesh Navar	President and Director	May 12, 2008
Rajesh Navar