Form 10-Q
period 2008-03-31
LIVEDEAL INC
filed 2008-05-15
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number 0-24217

LiveDeal, Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-0206668
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2490 East Sunset Road, Suite 100	89120
Las Vegas, Nevada	(Zip Code)
(Address of principal executive offices)

(702) 939-0230
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of May 1, 2008 was 6,555,281 shares of common stock, par value $0.001.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(unaudited)

Assets
Cash and cash equivalents	$6,112,170	$5,674,533
Accounts receivable, net	7,334,805	6,919,180
Prepaid expenses and other current assets	535,407	510,609
Income taxes receivable	56,236	316,429
Deferred tax asset	486,850	546,145
Total current assets	14,525,468	13,966,896
Accounts receivable, long term portion, net	1,858,771	1,941,996
Customer acquisition costs, net	1,605,556	-
Property and equipment, net	680,046	423,563
Deposits and other assets	103,380	103,057
Intangible assets, net	6,866,230	7,372,147
Goodwill	11,706,406	11,683,163
Deferred tax asset, long term	4,620,741	4,551,644
Total assets	$41,966,598	$40,042,466

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$929,964	$1,138,265
Accrued liabilities	2,937,642	1,196,330
Total current liabilities	3,867,606	2,334,595
Total liabilities	3,867,606	2,334,595

Commitments and contingencies

Stockholders' Equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,575,415 and 6,693,676 outstanding at March 31, 2008 and September 30, 2007, respectively	6,575	6,694
Treasury stock (0 and 328,566 shares carried at cost)	-	(2,714,698)
Paid in capital	20,673,960	23,325,888
Retained earnings	17,407,591	17,079,121
Total stockholders' equity	38,098,992	37,707,871

Total liabilities and stockholders' equity	$41,966,598	$40,042,466

See accompanying notes to unaudited consolidated financial statements.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Six Months ended
	March 31,		March 31,
	2008	2007	2008	2007

Net revenues	$6,637,785	$6,106,544	$13,706,674	$13,230,227
Cost of services	1,105,689	957,709	2,111,238	2,068,579
Gross profit	5,532,096	5,148,835	11,595,436	11,161,648

Operating expenses:
General and administrative expenses	3,845,145	3,127,732	7,240,116	6,314,457
Sales and marketing expenses	1,673,384	1,116,095	3,859,270	3,202,128
Litigation and related expenses	-	(200,718)	-	(200,718)
Total operating expenses	5,518,529	4,043,109	11,099,386	9,315,867
Operating income	13,567	1,105,726	496,050	1,845,781
Other income (expense):
Interest income	27,719	86,462	63,752	164,696
Other income (expense)	4,753	(1,309)	3,631	13,756
Total other income (expense)	32,472	85,153	67,383	178,452

Income before income taxes	46,039	1,190,879	563,433	2,024,233
Income tax provision	42,701	564,617	234,002	912,773
Net income	$3,338	$626,262	$329,431	$1,111,460

Net income per common share:
Basic	$-	$0.14	$0.05	$0.24
Diluted	$-	$0.13	$0.05	$0.23

Weighted average common shares outstanding:
Basic	6,189,371	4,570,024	6,209,995	4,561,425
Diluted	6,358,116	4,802,766	6,391,245	4,780,872

See accompanying notes to unaudited consolidated financial statements.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$329,431	$1,111,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,002,336	701,611
Amortization of deferred stock compensation	457,170	834,901
Deferred income taxes	(9,802)	1,418,642
Provision for uncollectible accounts	268,730	157,608
Changes in assets and liabilities:
Accounts receivable	(601,130)	(237,250)
Customer acquisition costs	94,444	-
Prepaid expenses and other current assets	(24,798)	(69,626)
Deposits and other assets	(323)	6,933
Accounts payable	(208,301)	(54,330)
Accrued liabilities	41,312	(2,330,059)
Income taxes receivable	260,193	(1,375,869)

Net cash provided by operating activities	1,609,262	164,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of certificates of deposits and other investments	-	(58,265)
Additional closing costs related to acquisition of LiveDeal, Inc.	(7,000)	-
Additional closing costs related to acquisition of OnCall Subscriber Management, Inc.	(16,243)	-
Expenditures for intangible assets	(391,123)	(502,487)
Purchases of equipment	(361,779)	(83,922)

Net cash used for investing activities	(776,145)	(644,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(960)	(1,437)
Purchase of treasury stock	(394,520)	-

Net cash used for financing activities	(395,480)	(1,437)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	437,637	(482,089)

CASH AND CASH EQUIVALENTS, beginning of period	5,674,533	6,394,775

CASH AND CASH EQUIVALENTS, end of period	$6,112,170	$5,912,686

NONCASH INVESTING AND FINANCING ACTIVITIES:
Customer acquisition costs unpaid at end of period	$1,700,000	$-

See accompanying notes to unaudited consolidated financial statements

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (contd)

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

The accompanying unaudited consolidated financial statements as of March 31, 2008 and for the three and six months ended March 31, 2008 and 2007, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending September 30, 2008. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2007 and for the year then ended included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2007.

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

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (contd)

2.  BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	March 31, 2008
	Current	Long-Term	Total
Gross accounts receivable	$9,490,261	$2,006,406	$11,496,667
Allowance for doubtful accounts	(2,155,456)	(147,635)	(2,303,091)
Net	$7,334,805	$1,858,771	$9,193,576

	September 30, 2007
	Current	Long-Term	Total
Gross accounts receivable	$9,221,903	$2,101,071	$11,322,974
Allowance for doubtful accounts	(2,302,723)	(159,075)	(2,461,798)
Net	$6,919,180	$1,941,996	$8,861,176

Components of the allowance for doubtful accounts are as follows:

	March 31, 2008	September 30, 2007
Allowance for dilution and fees on amounts due from billing aggregators	$1,829,147	$1,888,730
Allowance for customer refunds	473,944	573,068
	$2,303,091	$2,461,798

Customer acquisition costs, net consist of the following:

	March 31, 2008	September 30, 2007
Customer acquisition costs	$1,700,000	$-
Less: Accumulated amortization	(94,444)	-
Customer acquisition costs, net	$1,605,556	$-

Customer acquisition costs at March 31, 2008 consist of a gross amount of $1,700,000 of costs of acquiring customer contracts that will be serviced in the future.

Property and equipment, net consists of the following:

	March 31, 2008	September 30, 2007
Leasehold improvements	$608,664	$455,286
Furnishings and fixtures	455,381	310,499
Office and computer equipment	1,480,153	1,423,989
Total	2,544,198	2,189,774
Less: Accumulated depreciation	(1,864,152)	(1,766,211)
Property and equipment, net	$680,046	$423,563

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (contd)

Intangible assets, net consist of the following:

	March 31, 2008	September 30, 2007
Domain name	$7,208,600	$7,208,600
Non-compete agreements	3,465,000	3,465,000
Website development	3,380,914	3,006,093
Software licenses	-	-
Total	14,054,514	13,679,693
Less: Accumulated amortization	(7,188,284)	(6,307,546)
Intangible assets, net	$6,866,230	$7,372,147

Accrued liabilties include the following:

	March 31, 2008	September 30, 2007
Deferred revenue	$341,010	$323,596
Accrued payroll & bonus	337,138	339,305
Accrued expenses - other	2,259,494	533,429
Accrued liabilities	$2,937,642	$1,196,330

Included in accrued expenses – other at March 31, 2008 are $1,700,000 of accrued customer acquisition costs previously described in this Note.

3.  PRO FORMA FINANCIAL INFORMATION

The accompanying consolidated unaudited financial statements include the results of LiveDeal, Inc. and OnCall Subscriber Management Inc. from June 6, 2007 and July 10, 2007, their respective dates of acquisition.  The following table provides pro forma results of operations for the three and six months ended March 31, 2007 as if LiveDeal had been acquired as of the beginning of the period. The pro forma results include certain purchase accounting adjustments such as the estimated changes in amortization expense on acquired intangible assets, increased compensation expense resulting from the compensation obligations to LiveDeal executives and the elimination of interest expense on borrowings that were satisfied through the acquisition.  However, pro formal results do not include any anticipated cost savings or other effects of the integration of LiveDeal.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Three Months	Six Months
	Ended March 31,	Ended March 31,
	2007	2007
	(unaudited)	(unaudited)

Net revenues	$6,745,224	$14,526,016

Net loss	$(389,241)	$(1,061,163)

Diluted net loss per share	$(0.06)	$(0.17)

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (contd)

Pro forma financial information is not provided for the acquisition of OnCall Subscriber Management Inc. as this entity was a carve-out of a larger entity.  As such, historical financial information of the acquired entity on a stand-alone basis cannot be obtained.

4.  TREASURY STOCK

On May 25, 2007, the Company’s Board of Directors terminated its existing stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market.  The Company acquired 102,175 shares of its common stock during the six months ended March 31, 2008 at an aggregate cost of $394,519.  As of March 31, 2008, all treasury stock has been retired.

5.  COMMITMENTS AND CONTINGENCIES

At March 31, 2008, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
Operating lease commitments	$2,777,240	$466,435	$858,852	$568,136	$465,736	$339,361	$78,720
Noncanceleable service contracts	957,876	299,292	558,584	100,000	-	-	-
	$3,735,116	$765,727	$1,417,436	$668,136	$465,736	$339,361	$78,720

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, cash flows or liquidity.

6.  INCOME TAXES

The Company provides for income taxes based on the provisions of SFAS No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements. The Company records, among other items, deferred tax assets related to book-tax differences in the recognition of restricted stock awards to officers, directors, employees and consultants.  During the three and six months ended March 31, 2008 and 2007, a portion of our restricted stock awards had vested and, due to declines in our stock price from grant date to vest date, the tax effects of the vesting of these awards were less than the carrying value of our related deferred tax assets.  Accordingly, the Company incurred an additional $22,000 and $112,000 of income tax expense for the three months ended March 31, 2008 and 2007, respectively and $23,000 and $135,000 of income tax expense for the six months ended March 31, 2008 and 2007, respectively, related to the write-off of these deferred tax assets.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (contd)

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

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net income	$3,338	$626,262	$329,431	$1,111,460
Less: preferred stock dividends	(480)	-	(960)	-
Income applicable to common stock	$2,858	$626,262	$328,471	$1,111,460

Basic weighted average common shares outstanding	6,189,371	4,570,024	6,209,995	4,561,425
Add incremental shares for:
Unvested restricted stock	167,774	226,254	180,764	213,105
Series E convertible preferred stock	971	6,488	486	6,342
Diluted weighted average common shares outstanding	6,358,116	4,802,766	6,391,245	4,780,872

Net income per share:
Basic	$-	$0.14	$0.05	$0.24
Diluted	$-	$0.13	$0.05	$0.23

The following potentially dilutive securities were excluded from the calculation of diluted net income per share because the effects were antidilutive based on the application of the treasury stock method:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Shares of non-vested restricted stock	53,075	65,075	53,788	73,988

8. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at major nationwide institutions in Arizona and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible accounts receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by four third-party billing companies.  The net receivable due from three of these billing service providers individually exceeded 10% and represented 27%, 16% and 10%, respectively, of the Company’s total net accounts receivable (excluding non-specific reserves) at March 31, 2008. The net receivable due from such billing service providers represented 31%, 23% and 16%, respectively, of the Company’s total net accounts receivable at September 30, 2007.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (contd)

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (contd)

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

*                      *                      *

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2008, this “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2007.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q, includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained herein include, but are not limited to our expectation that continued investment in online advertising to bring increased traffic to our websites will drive increased revenues; our belief that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next 12 months; the anticipated benefits relating to our acquisition of LiveDeal, Inc.; and our intention to continue to invest in online advertising.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2007 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations, and financial position.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

Executive Overview

We maintain a combined local online classifieds and Yellow Pages marketplace with millions of goods and services listed for sale, in nearly every city and zip code across the U.S. By combining the benefits of classifieds, business listings, mobile services, advertising/distribution networks and e-commerce into a single online solution, we offer businesses and consumers an affordable and effective solution for creating a web presence and marketing their products and services locally. Through our online properties YP.com and LiveDeal.com, we enable buyers and sellers to find and list business services, merchandise, real estate, automobiles, pets and more in their local communities. Using our marketplace, consumers can search or browse for items in a particular city, state or zip code, or reach out on a national or global scope if they so choose.

Relocation of Certain Functions

During the three months ended March 31, 2008, began closing our corporate offices in Mesa, Arizona that housed certain customer service functions, IT functions and corporate administration.  The corporate and IT functions are being relocated to our Las Vegas, Nevada offices and our customer service functions are being transitioned to our headquarters in the Philippines.  We applied the provisions of SFAS No. 146, "Accounting for Costs Associated with Cut or Disposal Activities" in accounting for these events.

Listing on NASDAQ Capital Market

On February 1, 2008, we began trading on the NASDAQ Capital Market.   Concurrent with this change, our ticker symbol was changed from LVDL.OB to LIVE.

Index

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

The acquisition represents a major strategic event in our history and we hope results in significant efficiencies as well as future growth opportunities.  With the acquisition of LiveDeal, we are now able to supplement our telemarketing campaigns with online marketing efforts.  Our online traffic acquisition strategy includes activities in e-mail marketing, search engine marketing (“SEM”), search engine optimization (“SEO”) partnerships with major online marketing companies, and the generation of word of mouth advertising.  We anticipate continued investment in online advertising to bring increased traffic to our websites that should result in increased value to the local business advertising community thereby driving increased revenues.

We have consolidated the results of LiveDeal in our financial statements beginning June 6, 2007, the date of acquisition. The following table provides pro forma results of operations for the three and six months ended March 31, 2007 as if LiveDeal had been acquired as of the beginning of the period. The pro forma results include certain purchase accounting adjustments such as the estimated changes in amortization expense on acquired intangible assets, increased compensation expense resulting from the contractual obligation for Mr. Navar’s salary and the elimination of interest expense on borrowings that were satisfied through the acquisition.  However, pro forma results do not include any anticipated cost savings or other effects of the integration of LiveDeal.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Three Months	Six Months
	Ended March 31,	Ended March 31,
	2007	2007
	(unaudited)	(unaudited)

Net revenues	$6,745,224	$14,526,016

Net loss	$(389,241)	$(1,061,163)

Diluted net loss per share	$(0.06)	$(0.17)

Acquisition of OnCall Subscriber Management Inc.

On July 10, 2007, we acquired substantially all of the assets and assumed certain liabilities of OnCall Subscriber Management Inc. (a Manila, Philippines-based company) (“OnCall”), which OnCall purchased recently under option from 24 by 7 Contact Solutions, Inc. This acquisition allowed us to bring our entire telemarketing operations in-house through the addition of 170 Philippines-based employees to our workforce.  We have consolidated the results of this entity in our consolidated financial statements beginning July 10, 2007, the date of acquisition.

Index

Recent Operating Results

The following represents a summary of recent financial results:

	Q2 2008	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007

Net Revenues	$6,637,785	$7,068,888	$7,120,697	$5,989,437	$6,106,544	$7,123,683

Gross margin	5,532,096	6,063,339	5,860,893	5,113,544	5,148,835	6,012,813

Operating expenses	5,518,529	5,580,857	4,956,356	4,537,182	4,043,109	5,272,758

Operating income	13,567	482,482	904,537	576,362	1,105,726	740,055

Net income	3,338	326,092	376,053	266,405	626,262	485,198

Net income decreased in the second quarter of fiscal 2008 as compared to the first quarter of fiscal 2008 due primarily to the following :

•
Net revenues decreased by approximately $431,000 due primarily to an increase in returns and allowances due to the effects of the Chapter 11 bankruptcy filing of one of our LEC aggregators.  We have been transitioning customers away from this aggregator to other aggregators given the uncertainty associated with the bankruptcy filing.  This transition caused an increase in the number of unbillable accounts and chargebacks.  Gross revenues were relatively consistent between the first and second quarters of fiscal 2008.

•
Cost of services increased by approximately $100,000 due primarily to an increase of $118,000 in reserves associated with receivables due from the LEC aggregator that is currently in bankruptcy proceedings, partially offset by other minor fluctuations in cost of services.

•	General and administrative expense increased by approximately $450,000 primarily due to the following:

o	A bonus payment of $150,000 in the second quarter of fiscal 2008 to our CEO as stipulated in his employment contract for our listing on the NASDAQ Capital Market, a national exchange.

o
Increased compensation costs of approximately $299,000 primarily attributable to the hiring and training of other employees related to the transition of functions to the Philippines and the development of telemarketing functions.

o
Increased investor relations, legal and other corporate expenses of approximately $61,000 associated with our listing on the NASDAQ Capital Market, the preparation of our annual proxy statement and other current activities.

o	Decreased professional fees of approximately $90,000 associated with the conclusion of certain consulting projects.

•	Sales and marketing decreased by approximately $513,000 primarily due to the following:

o
A decrease in customer acquisition costs of approximately $285,000 stemming from the renegotiation of a wholesale contract which resulted in the forgiveness of approximately $129,000 of customer acquisition costs related to this agreement;

o	A decrease in telemarketing costs of approximately $112,000 attributable to the conclusion of certain wholesale telemarketing programs;

o
A decrease in other telemarketing costs of approximately $213,000 due to the discontinuance of certain programs and efficiencies gained through the transition of certain outsourced activities to in-house functions,

Index

o	An increase of approximately $94,000 in amortization of capitalized customer acquisition costs associated with a new wholesale fulfillment contract

•	Income tax provision decreased by approximately $149,000 due to primarily to changes in pretax income as described above

Results of Operations

Net Revenues

	Net Revenues
	2008	2007	Change	Percent

Three Months Ended March 31,	$6,637,785	$6,106,544	$531,241	9%
Six Months Ended March 31,	$13,706,674	$13,230,227	$476,447	4%

Net revenues increased in the second quarter of fiscal 2008 as compared to the second quarter of 2007 due primarily to the acquisition of LiveDeal in June 2007.  Net revenues from the acquired entity were approximately $598,000 and $1,261,000 in the second quarter and first six months of fiscal 2008, respectively.  For the first six months of  fiscal 2008, this increase in revenues was partially offset by a decline in directory services accounts as we were precluded from billing accounts in certain Local Exchange Carrier (“LEC”) areas and adding additional accounts in other LEC areas as the LEC’s tightened their thresholds for inquiries.

Although we have concentrations of risk with our billing aggregators (as described in Note 8 to our Unaudited Consolidated Financial Statements included elsewhere in this report) these aggregators bill via many underlying LECs, thereby reducing our risk associated with credit concentrations.  However, there are a few LECs that service a significant number of our customers.  To the extent that future changes in the LEC’s billing practices cause a disruption in our ability to bill through these channels, our revenues could be adversely affected.

Our Internet Advertising Package (“IAP”) is our primary source of revenue.  The majority of our IAP customers pay between $27.50 and $39.95 per month.

Cost of Services

	Cost of Services
	2008	2007	Change	Percent

Three Months Ended March 31,	$1,105,689	$957,709	$147,980	15%
Six Months Ended March 31,	$2,111,238	$2,068,579	$42,659	2%

Cost of services increased in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 due to increased bad debt expense associated with receivables due from the LEC aggregator that is currently in bankruptcy proceedings and increased inquiry fees associated with the transition of certain customers to different aggregators to reduce our exposure from these bankruptcy proceedings.  This increase was partially offset for the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 due to cost reduction efforts and a reduction in LEC monitoring and Internet service fees.  We have increased our LEC billings as a percent of net revenues from 64% in the second quarter of fiscal 2007 to 71% in the second quarter of fiscal 2008.  While LEC billings typically have higher costs than other billing channels, we have reduced our costs per customer by renegotiating vendor service contracts and improving our quality assurance procedures.

Index

Gross Profit

	Gross Profit
	2008	2007	Change	Percent

Three Months Ended March 31,	$5,532,096	$5,148,835	$383,261	7%
Six Months Ended March 31,	$11,595,436	$11,161,648	$433,788	4%

Gross margins were generally consistent at 83.3% and 84.3% of net revenues in the second quarter of fiscal 2008 and 2007, respectively, and 84.6% and 84.4% of net revenues in the first six months of fiscal 2008 and 2007, respectively.

General and Administrative Expenses

	General and Administrative Expenses
	2008	2007	Change	Percent

Three Months Ended March 31,	$3,845,145	$3,127,732	$717,413	23%
Six Months Ended March 31,	$7,240,116	$6,314,457	$925,659	15%

General and administrative expenses increased in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 primarily due to the following:

•
An increase in depreciation and amortization expense of approximately $122,000 stemming primarily from the effects of the LiveDeal acquisition, which added $2.2 million of depreciable and amortizable long-lived and intangible assets;

•	An increase in compensation expense of approximately $500,000 due to:

o	Salaries and other compensation expense of $410,000 associated with the LiveDeal acquisition that took place in June 2007; and

o
Increased compensation costs of $401,000 associated with the hiring and training of other employees related to the transition of functions to the Philippines and the development of telemarketing functions;

o	A bonus payment of $150,000 to our CEO as stipulated in his employment contract for our listing on the NASDAQ Capital Market, a national exchange; partially offset by

o	Decreased bonus accruals of $242,000 for other executives; and

o	Decreased stock based compensation charges of approximately $219,000 as more historical awards become fully vested;

•
An increase in other general and administrative expenses of approximately $224,000 primarily due to increased facility, office and other corporate expenses associated with the LiveDeal acquisition; and partially offset by

•
A decrease in professional and consulting fees of approximately $129,000 as we incurred significant expenses in the first quarter of 2007 to develop our strategic direction following the effects of the Attorneys’ General settlement.

Index

General and administrative expenses increased in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 primarily due to the following:

•
An increase in depreciation and amortization expense of approximately $264,000 stemming primarily from the effects of the LiveDeal acquisition, which added $2.2 million of depreciable and amortizable long-lived and intangible assets;

•	An increase in compensation expense of approximately $555,000 due to:

o	Salaries and other compensation expense of $816,000 associated with the LiveDeal acquisition that took place in June 2007; and

o
Increased compensation costs of $353,000 associated with the hiring and training of other employees related to the transition of functions to the Philippines and the development of telemarketing functions;

o	A bonus payment of $150,000 to our CEO as stipulated in his employment contract for our listing on a national exchange; partially offset by

o	Decreased bonus accruals of $386,000 for other executives; and

o	Decreased stock based compensation charges of approximately $378,000 as more historical awards become fully vested.

•
An increase in other general and administrative expenses of approximately $348,000 primarily due to increased facility, office and other corporate expenses associated with the LiveDeal acquisition; and partially offset by

•
A decrease in professional and consulting fees of approximately $241,000 as we incurred significant expenses in the first quarter of 2007 to develop our strategic direction following the effects of the Attorneys’ General settlement.

Our general and administrative expenses consist largely of fixed and semi-fixed expenses such as compensation, rent, and utilities.  Therefore, we do not consider short-term trends of general and administrative expenses as a percentage of revenues to be meaningful indicators for evaluating operational performance.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q2 2008	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007
Compensation for employees, leased employees, officers and directors	$2,377,412	$1,928,272	$1,535,115	$1,760,439	$1,877,103	$1,873,582
Professional fees	191,330	281,418	184,507	529,139	319,948	394,028
Reconfirmation, mailing, billing and other customer-related costs	27,735	17,601	33,662	24,269	34,042	23,715
Depreciation and amortization	487,085	478,433	460,554	396,759	364,724	336,887
Other general and administrative costs	761,583	689,247	757,136	522,583	531,915	558,513
	$3,845,145	$3,394,971	$2,970,974	$3,233,189	$3,127,732	$3,186,725

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2008	2007	Change	Percent

Three Months Ended March 31,	$1,673,384	$1,116,095	$557,289	50%
Six Months Ended March 31,	$3,859,270	$3,202,128	$657,142	21%

Index

Sales and marketing expenses increased in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 due to expanded marketing efforts in telemarketing, and online advertising and the amortization of customer acquisition costs related to acquired wholesale customers, partially offset by a reduction of approximately $1 million in direct response advertising costs as we have discontinued our direct mail campaigns.  Online advertising has increased from zero in the second quarter of fiscal 2007 to approximately $606,000 in the second quarter of fiscal 2008 as we seek to increase customers’ awareness and use of our online marketplace.

Sales and marketing expenses increased similarly for the first six months of fiscal 2008 as compared to the first six months of fiscal 2007. Direct response advertising costs related to our discontinued direct mail campaigns totaled $2,792,000 in the first six months of fiscal 2007.  Online advertising has increased from zero in the first six months of fiscal 2007 to approximately $1,199,000 in the first six months of fiscal 2008.

Included in sales and marketing expenses for the three and six months ended March 31, 2008 is depreciation expense of $18,408 and $36,818, respectively, related to our subsidiary in the Philippines that exclusively provides telemarketing services.

Operating Income

	Operating Income (Loss)
	2008	2007	Change	Percent

Three Months Ended March 31,	$13,567	$1,105,726	$(1,092,159)	(99)%
Six Months Ended March 31,	$496,050	$1,845,781	$(1,349,731)	(73)%

The decrease in operating income for the three and six months ended March 31, 2008 as compared to the three and six months ended March 31, 2007 is primarily due to increased operating expenses partially offset by increased gross margins, each of which is described above.

 Other Income (Expense)

	Other Income (Expense)
	2008	2007	Change	Percent

Three Months Ended March 31,	$32,472	$85,153	$(52,681)	(62)%
Six Months Ended March 31,	$67,383	$178,452	$(111,069)	(62)%

Other income (expense), consisting primarily of interest income, decreased in the three and six months ended March 31, 2008 as compared to the three and six months ended March 31, 2007 due primarily to a reduction of our cash and short-term investment balances, which decreased as a result of investments in acquired businesses and the effects of the Attorneys’ General settlement.

Income Tax Provision

	Income Tax Provision
	2008	2007	Change	Percent

Three Months Ended March 31,	$42,701	$564,617	$(521,916)	(92)%
Six Months Ended March 31,	$234,002	$912,773	$(678,771)	(74)%

The change in our income tax provision in each of the above periods is due primarily to corresponding decreases in our pre-tax income.  However, in the three and six months ended March 31, 2008 we incurred additional income tax expense of $22,000 and 23,000 respectively, due to book-tax differences in the recognition of restricted stock awards, as compared to $112,000 and $135,000 for the three and six months ended March 31, 2007.  During these periods, a portion of our restricted stock awards had vested and, due to declines in our stock price from grant date to vest date, the tax effects of the vesting of these awards were less than the carrying value of the related deferred tax assets.

Index

Net Income

	Net Income (Loss)
	2008	2007	Change	Percent

Three Months Ended March 31,	$3,338	$626,262	$(622,924)	(99)%
Six Months Ended March 31,	$329,431	$1,111,460	$(782,029)	(70)%

Changes in net income are primarily attributable to changes in operating income and changes in income tax expense.  The results from the impact of the Attorneys’ General settlement, changes in the use of billing channels, changes in marketing strategies and other operating changes are discussed in more detail in the narratives included above.

Liquidity and Capital Resources

Net cash provided by operating activities increased $1,445,250, or 881%, to $1,609,262 for the first six months of fiscal 2008 as compared to net cash provided of $164,022 for the first six months of fiscal 2007.  The increase in cash generated from operations is primarily due to the payment of over $2 million related to the Attorney’s General settlement in the first quarter of fiscal 2007 that did not recur in fiscal 2008, partially offset by increases in accounts receivable and other changes in working capital.

Our primary source of cash inflows is net remittances from our billing channels, including ACH billings and LEC billings.  For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission.  For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process.  The billing service aggregators generally do not remit funds until they are collected.  Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates.  Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense.  These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time.  We classify these holdback reserves as current or long-term receivables on our consolidated balance sheet, depending on when they are scheduled to be remitted to us.  As of March 31, 2008, approximately 53% of our gross accounts receivable are due from three aggregators.

Our most significant cash outflows include payments for marketing expenses and general operating expenses.  General operating cash outflows consist of payroll costs, income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used for investing activities totaled $776,145 during the first six months of fiscal 2008 and consisted of $7,000 of additional closing costs related to the acquisition of LiveDeal, Inc. $16,243 of additional closing costs related to the acquisition of OnCall Subscriber Management Inc., $391,123 of expenditures for software and intangible assets and $361,779 of purchases of equipment.  Net cash used in investing activities totaled $644,674 during the first six months of fiscal 2007 and consisted of $502,487 of expenditures for software and intangible assets, equipment purchases totaling $83,922 and $58,265 of purchases of certificates of deposit and other investments.

Net cash used for financing activities was $395,480 during the first six months of fiscal 2008, consisting primarily of treasury stock repurchases as described below.  Financing activities also included $960 and $1,437 of preferred stock dividends paid in the first six months of fiscal 2008 and 2007, respectively.

We had working capital of $10,657,862 as of March 31, 2008, compared to $11,632,301 as of September 30, 2007, with current assets increasing by approximately $559,000 and current liabilities increasing approximately $1,533,000 from September 30, 2007 to March 31, 2008.  Our cash position increased to $6,112,170 at March 31, 2008 compared to $5,674,533 at September 30, 2007 due to the effects of our results of operations, partially offset by purchases of software, intangible assets,  equipment and purchases of treasury stock.

Index

On May 25, 2007, the Company’s Board of Directors terminated our existing stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market.  The Company acquired 102,175 shares of its common stock during the six months ended March 31, 2008 at an aggregate cost of $394,519.  As of March 31, 2008, all treasury stock has been retired.

The following table summarizes our contractual obligations at March 31, 2008 and the effect such obligations are expected to have on our future liquidity and cash flows

	Payments Due by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
Operating lease commitments	$2,777,240	$466,435	$858,852	$568,136	$465,736	$339,361	$78,720
Noncanceleable service contracts	957,876	299,292	558,584	100,000	-	-	-
	$3,735,116	$765,727	$1,417,436	$668,136	$465,736	$339,361	$78,720

We believe that our existing cash on hand and additional cash generated from operations will provide us with sufficient liquidity to meet our operating needs for the next 12 months.

At March 31, 2008, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

*                      *                      *

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March  31, 2008, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the periods set forth in this report) or commodity price risk.

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

There have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K/A for the year ended September 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 2008	14,600	$4.10	14,600	$646,308

February 2008	-	-	-	$646,308

March 2008	10,850	$3.76	10,850	$605,481

Total	25,450	$3.96	25,450	$605,481

1    On May 18, 2005, we announced the adoption of a $3,000,000 stock repurchase plan, under which 85,385 shares were repurchased at an aggregate price of $686,793. On May 25, 2007, the Company’s Board of Directors terminated the May 18, 2005 stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders at our annual stockholders meeting held on February 28, 2008:

•	Election of Joseph Cunningham, Daniel L. Coury, Sr., Richard Butler, Thomas Clarke, Jr., John Evans, Benjamin Milk and Rajesh Navar to the Company’s board of directors.

•	Approval of an amendment to the Company’s 2003 Stock Plan to increase the number of shares authorized for issuance under the plan from 800,000 shares to 1,100,000 shares.

•	Ratification of the appointment of Mayer Hoffman McCann P.C. as the Company’s independent auditor for the fiscal year ending September 30, 2008.

Election of Directors

The allocation of votes for the election of the nominees to the board of directors was as follows:

Nominee	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Joseph F Cunningham, Jr	4,479,313	930,066	N/A
John Evans	5,127,230	282,149	N/A
Daniel L. Coury Sr.	4,482,484	926,895	N/A
Benjamin Milk	3,776,748	1,632,631	N/A
Richard Butler	3,776,998	1,632,381	N/A
Rajesh Navar	5,128,010	281,369	N/A
Thomas J. Clarke Jr.	5,128,230	281,149	N/A

Index

Approval of Amendment to 2003 Stock Plan

The allocation of votes with respect to the proposed amendment to the Company’s 2003 Stock Plan was as follows:

	Votes For	Votes Against	Abstentions and Broker Non-Votes
Proposal to Increase the Number of Shares Authorized for Issuance Under the 2003 Stock Plan from 800,000 shares to 1,100,000 shares	2,511,923	2,895,056	2,400

Ratification of Independent Auditors

The allocation of votes for the ratification of Mayer Hoffman McCann P.C. as the Company’s independent auditor for the fiscal year ending September 30, 2008 was as follows:

	Votes For	Votes Against	Abstentions and Broker Non-Votes
Proposal to Ratify Mayer Hoffman McCann P.C. as the Company’s Independent Auditor	5,282,493	29,274	97,612

The proposals above are described in detail in the Company’s definitive proxy statement dated January 24, 2008, for the Annual Meeting of Stockholders held on February 28, 2008.

ITEM 6. EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K, SEC File No. 000-24217, filed on August 15, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K, SEC File No. 000-24217, for the year ended September 30, 2007).

31	Rule 13a - 14(a)/15d - 14(a) Certificates

32	Section 1350 Certificate

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: May 15, 2008	/s/ Gary L. Perschbacher
Gary L. Perschbacher
Chief Financial Officer