Form 10-Q
period 2008-06-30
LIVEDEAL INC
filed 2008-08-14
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of August 1, 2008 was 6,519,738 shares of common stock, par value $0.001.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2008

PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(unaudited)

Assets
Cash and cash equivalents	$4,059,034	$5,674,533
Accounts receivable, net	7,283,156	6,919,180
Prepaid expenses and other current assets	661,922	510,609
Customer acquisition costs, net	1,123,888	-
Income taxes receivable	769,464	316,429
Deferred tax asset	521,268	546,145
Total current assets	14,418,732	13,966,896
Accounts receivable, long term portion, net	1,927,266	1,941,996
Property and equipment, net	809,938	423,563
Deposits and other assets	94,888	103,057
Intangible assets, net	6,662,347	7,372,147
Goodwill	11,706,406	11,683,163
Deferred tax asset, long term	4,117,591	4,551,644
Total assets	$39,737,168	$40,042,466

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$1,191,606	$1,138,265
Accrued liabilities	1,732,026	1,196,330
Total current liabilities	2,923,632	2,334,595
Total liabilities	2,923,632	2,334,595

Commitments and contingencies

Stockholders' Equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized,127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 100,000,000 shares authorized,6,525,962 and 6,693,676 outstanding at June 30, 2008 and September 30, 2007,respectively	6,526	6,694
Treasury stock (2,000 and 328,566 shares carried at cost)	(4,845)	(2,714,698)
Paid in capital	20,974,573	23,325,888
Retained earnings	15,826,416	17,079,121
Total stockholders' equity	36,813,536	37,707,871

Total liabilities and stockholders' equity	$39,737,168	$40,042,466

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues	$5,812,141	$5,989,437	$19,518,815	$19,219,664
Cost of services	1,129,371	875,894	3,240,610	2,944,472
Gross profit	4,682,770	5,113,543	16,278,205	16,275,192

Operating expenses:
General and administrative expenses	4,807,459	3,233,189	12,047,575	9,547,646
Sales and marketing expenses	1,710,862	1,303,992	5,570,132	4,506,122
Litigation and related expenses	-	-	-	(200,718)
Total operating expenses	6,518,321	4,537,181	17,617,707	13,853,050
Operating income (loss)	(1,835,551)	576,362	(1,339,502)	2,422,142
Other income (expense):
Interest income	14,837	68,914	78,588	233,611
Other income (expense)	(18,269)	537	(14,637)	14,294
Total other income (expense)	(3,432)	69,451	63,951	247,905

Income (loss) before income taxes	(1,838,983)	645,813	(1,275,551)	2,670,047
Income tax provision (benefit)	(258,286)	379,408	(24,284)	1,292,181
Net income (loss)	$(1,580,697)	$266,405	$(1,251,267)	$1,377,866

Net income (loss) per common share:
Basic	$(0.25)	$0.05	$(0.20)	$0.29
Diluted	$(0.25)	$0.05	$(0.20)	$0.28

Weighted average common shares outstanding:
Basic	6,222,351	5,024,229	6,214,099	4,715,630
Diluted	6,222,351	5,262,554	6,214,099	4,941,271

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,251,267)	$1,377,865
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,525,972	1,098,370
Amortization of deferred stock compensation	859,271	1,169,543
Issuance of common stock as compensation for services	-	78,837
Noncash compensation expense to Chief Executive Officer	-	88,680
Deferred income taxes	458,930	1,489,654
Loss on disposal of equipment	15,352	4,128
Provision for uncollectible accounts	430,880	(1,434,426)
Changes in assets and liabilities:
Accounts receivable	(780,126)	2,230,324
Customer acquisition costs	(1,700,000)	-
Prepaid expenses and other current assets	(151,313)	(81,751)
Deposits and other assets	8,169	(3,560)
Accounts payable	53,341	(780,990)
Accrued liabilities	535,696	(2,928,662)
Income taxes receivable	(453,035)	(1,067,660)

Net cash provided by (used for) operating activities	(448,130)	1,240,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemptions (purchases) of certificates of deposits and other investments	-	3,082,053
Cash acquired in connection with acquisition of LiveDeal, Inc.	-	397,876
Additional closing costs related to acquisition of LiveDeal, Inc.	(7,000)	-
Additional closing costs related to acquisition of OnCall Subscriber Management, Inc.	(16,243)	-
Expenditures for intangible assets	(55,942)	(674,580)
Purchases of equipment	(585,845)	(192,373)

Net cash provided by (used for) investing activities	(665,030)	2,612,976

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(1,438)	-
Purchase of treasury stock	(500,901)	-

Net cash used for financing activities	(502,339)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,615,499)	3,853,328

CASH AND CASH EQUIVALENTS, beginning of period	5,674,533	6,394,775

CASH AND CASH EQUIVALENTS, end of period	$4,059,034	$10,248,103

NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for acquisition of LiveDeal, Inc.	$-	$12,328,045

See accompanying notes to unaudited condensed consolidated financial statements

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of LiveDeal, Inc. (formerly YP Corp.), a Nevada corporation, and its wholly owned subsidiaries (collectively the “Company”).  The Company is an Internet-based provider of yellow page directories and online local classified ads on or through www.YP.com, www.YP.net, www.Yellow-Page.net, and www.livedeal.com.  No material or information contained on these websites is a part of these notes or this Quarterly Report on Form 10-Q.  All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of September 30, 2007, which has been derived from audited financial statements, and the accompanying unaudited condensed consolidated financial statements for the three and nine months ended June 30, 2008 and for the three and nine months ended June 30, 2007, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending September 30, 2008. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2007 and for the year then ended included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2007.

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

2.  BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	June 30, 2008
	Current	Long-Term	Total
Gross accounts receivable	$9,524,187	$2,081,446	$11,605,633
Allowance for doubtful accounts	(2,241,031)	(154,180)	(2,395,211)
Net	$7,283,156	$1,927,266	$9,210,422

	September 30, 2007
	Current	Long-Term	Total
Gross accounts receivable	$9,221,903	$2,101,071	$11,322,974
Allowance for doubtful accounts	(2,302,723)	(159,075)	(2,461,798)
Net	$6,919,180	$1,941,996	$8,861,176

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Components of the allowance for doubtful accounts are as follows:

	June 30, 2008	September 30, 2007
Allowance for dilution, fees and noncollectible amounts due from billing aggregators	$1,925,295	$1,888,730
Allowance for customer refunds	469,916	573,068
	$2,395,211	$2,461,798

Included in accounts receivable at June 30, 2008 are $817,684 from a LEC aggregator that is currently in bankruptcy proceedings, against which the Company maintains allowances totaling $615,431.  During the three and nine months ended June 30, 2008, the Company recognized $92,971 and $229,922 of additional bad debt expense associated with this aggregator.

Customer acquisition costs, net consist of the following:

	June 30, 2008	September 30, 2007
Customer acquisition costs	$1,700,000	$-
Less: Accumulated amortization	(576,112)	-
Customer acquisition costs, net	$1,123,888	$-

Included in customer acquisitions costs at June 30, 2008 are $1,700,000 of costs to acquire approximately 10,000 accounts from a third party that are now being serviced by the Company.  These 10,000 accounts are guaranteed by the seller for a twelve month period, and the seller will replace any cancelled accounts within the guarantee period.  The Company is amortizing the customer acquisition costs over a twelve month period.  After the guarantee period, these customers will continue to generate revenues for the Company subject to normal rates of attrition.

Property and equipment, net consists of the following:

	June 30, 2008	September 30, 2007
Leasehold improvements	$227,666	$455,286
Furnishings and fixtures	305,032	310,499
Office and computer equipment	715,428	1,423,989
Total	1,248,126	2,189,774
Less: Accumulated depreciation	(438,188)	(1,766,211)
Property and equipment, net	$809,938	$423,563

During the three months ended June 30, 2008, we began closing our corporate offices in Mesa, Arizona that housed certain customer service functions, IT functions and corporate administration.  The corporate and IT functions are being relocated to our Las Vegas, Nevada offices and our customer service functions are being transitioned to our offices in the Philippines.  We applied the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in accounting for these events and recorded an expense of $15,942 related to the disposal of certain assets.  The Company also disposed of a significant amount of fully depreciated assets in connection with this relocation.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Intangible assets, net consist of the following:

	June 30, 2008	September 30, 2007
Domain name	$7,208,600	$7,208,600
Non-compete agreements	3,465,000	3,465,000
Website development	3,621,846	3,006,093
Total	14,295,446	13,679,693
Less: Accumulated amortization	(7,633,099)	(6,307,546)
Intangible assets, net	$6,662,347	$7,372,147

In accordance with GAAP, the Company will perform its annual evaluation of long-lived assets, including intangible assets and goodwill, in the fourth quarter of fiscal 2008.

Accrued liabilities include the following:

	June 30, 2008	September 30, 2007
Deferred revenue	$722,673	$323,596
Accrued payroll & bonus	274,323	339,305
Amounts due under revenue sharing agreements	326,085	302,593
Accrued expenses - other	408,945	230,836
Accrued liabilities	$1,732,026	$1,196,330

3.  PRO FORMA FINANCIAL INFORMATION

The accompanying consolidated unaudited financial statements include the results of LiveDeal, Inc. and OnCall Subscriber Management Inc. from June 6, 2007 and July 10, 2007, their respective dates of acquisition.  The following table provides pro forma results of operations for the three and nine months ended June 30, 2007 as if LiveDeal had been acquired as of the beginning of the period. The pro forma results include certain purchase accounting adjustments such as the estimated changes in amortization expense on acquired intangible assets, increased compensation expense resulting from the compensation obligations to LiveDeal executives and the elimination of interest expense on borrowings that were satisfied through the acquisition.  However, pro forma results do not include any anticipated cost savings or other effects of the integration of LiveDeal.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Three Months	Nine Months
	Ended June 30,	Ended June 30,
	2007	2007
	(unaudited)	(unaudited)

Net revenues	$6,410,361	$20,936,377

Net loss	$(1,118,971)	$(2,165,640)

Diluted net loss per share	$(0.18)	$(0.35)

 Pro forma financial information is not provided for the acquisition of OnCall Subscriber Management Inc. as this entity was a carve-out of a larger entity.  As such, historical financial information of the acquired entity on a stand-alone basis cannot be obtained.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

4.  TREASURY STOCK

On May 25, 2007, the Company’s Board of Directors terminated its existing stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market.  The Company acquired 137,295 shares of its common stock at market prices during the nine months ended June 30, 2008 at an aggregate cost of $500,901.  The majority of these shares have been retired.  As of June 30, 2008, the Company held 2,000 shares of treasury stock at a cost of $4,845.

5.    STOCK-BASED COMPENSATION

From time to time, the Company grants restricted stock awards to officers, directors, employees and consultants.  Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

Each quarter, the Company evaluates its historical forfeitures on vested awards and adjusts the amount of stock-based compensation expense to reflect actual forfeiture rates.  Additionally, the Company evaluates its estimates of forfeitures for unvested awards when facts and circumstances indicate that a change may be needed.  During the three months ended June 30, 2008, the Company performed an analysis of its estimated forfeiture rate and determined that, in light of historical experience, it was appropriate to increase its estimates of forfeitures for directors and officers from 30% to 40% and for all other employees and consultants from 60% and 70%.  The net impact of this change in estimate (excluding tax effects) was to decrease stock based compensation by $280,782 during the three and nine months ended June 30, 2008.

6.   RELATED PARTY TRANSACTIONS

Change in Officers and Board of Directors

During the three months ended June 30, 2008, the Company experienced the following changes in officers and directors:

•	Rajesh Navar resigned as President but remained a member of the Board of Directors;
•	John Raven assumed the role of President;
•	Dan Coury was terminated as our Chief Executive Officer and, in connection with this termination, he resigned as a member of the Board of Directors;
•	Michael Edelhart was appointed as Interim Chief Executive Officer and to serve as a director of the Company;
•	Rajesh Navar replaced Joe Cunningham as the Chairman of the Board of Directors;
•	Greg LeClaire was appointed to serve as a director of the Company and as Chairman of the Audit Committee;
•	Richard Sommer was appointed to serve as a director of the Company and as Chairman of the Compensation Committee; and
•	Benjamin Milk resigned as a member of the Board of Directors.

Pursuant to the terms of his employment agreement dated September 19, 2006 (the "Employment Agreement"), the Company paid Mr. Coury (i) his earned but unpaid salary and vacation through May 19, 2008 and (ii) a one-time lump sum payment of $496,000 in connection with his termination. Of the 155,000 shares of restricted stock of the Company that Mr. Coury owned at the date of his departure, 111,667 shares were immediately vested and the remaining 43,333 shares were forfeited and cancelled. Mr. Coury will also be maintained on our health, dental and disability benefit plans (or reimbursed for similar coverage in the event that we are unable to maintain him on such plans) for a period of 12 months. As required under the Employment Agreement, Mr. Coury provided the Company with a general release of any and all claims relating to his employment and/or the termination thereof in consideration of the payments described above.

Each of the above members of the Board receives monthly compensation of $3,000 per month with the exception of Mr. Navar, who receives $6,000 per month as the Chairman of the Board of Directors.  Chairpersons of the Audit and Compensation committees receive additional compensation of $10,000 per annum, respectively.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

In exchange for his role as Interim Chief Executive Officer, Mr. Edelhart receives compensation of $20,000 per month and is eligible for performance bonuses.

In connection with their respective appointments, Messrs. Edelhart, LeClaire and Sommer each received 10,000 shares of restricted stock that vest over three years from the date of grant.  The grant date fair value of such awards  (net of estimated forfeitures) is being amortized on a straight line basis over their vesting period.

7.  COMMITMENTS AND CONTINGENCIES

At June 30, 2008, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
Operating lease commitments	$2,527,367	$216,562	$858,852	$568,136	$465,736	$339,361	$78,720
Noncanceleable service contracts	808,230	149,646	558,584	100,000	-	-	-
	$3,335,597	$366,208	$1,417,436	$668,136	$465,736	$339,361	$78,720

Litigation

On June 4, 2008, Global Education Services, Inc. (“Global”) filed a class action lawsuit against the Company and its wholly owned subsidiary, Telco Billing Inc., alleging that certain of the Company’s marketing practices were deceptive.  The lawsuit is Global Education Services, Inc. v. LiveDeal, Inc. et al. (Class Action No. 08-2-19503-1 SEA) and was filed in the Superior Court of the State of Washington for King County.  In its complaint, Global alleged that the Company engaged in deceptive marketing practices in violation of the Washington Consumer Protection Act.  Global sought declaratory and injunctive relief, treble damages and recovery of its litigation fees and expenses.

On August 1, 2008, the Company provided notice that it was removing the lawsuit from Washington Superior Court to the United States District Court for the Western District of Washington.  The federal case number is C08-1153JLR.  As of the date of this report, further action is pending in the United States District Court.

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, cash flows or liquidity.

8.  INCOME TAXES

The Company provides for income taxes based on the provisions of SFAS No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements. The Company records, among other items, deferred tax assets related to book-tax differences in the recognition of restricted stock awards to officers, directors, employees and consultants.  During the three and nine months ended June 30, 2008 and 2007, a portion of our restricted stock awards had vested and, due to declines in our stock price from grant date to vest date, the tax effects of the vesting of these awards were less than the carrying value of our related deferred tax assets.  Accordingly, the Company incurred an additional $421,657 and $144,630 of income tax expense for the three months ended June 30, 2008 and 2007, respectively and $445,022 and $279,342 of income tax expense for the nine months ended June 30, 2008 and 2007, respectively, related to the write-off of these deferred tax assets.  Such amounts served to reduce the income tax benefit in the three and nine months ended June 30, 2008 and increase income tax expense in the three and nine months ended June 30, 2007, respectively.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

9.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s unaudited condensed consolidated balance sheet.  Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable from restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis. Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$(1,580,697)	$266,405	$(1,251,267)	$1,377,866
Less: preferred stock dividends	(480)	(478)	(1,438)	(1,916)
Income (loss) applicable to common stock	$(1,581,177)	$265,927	$(1,252,705)	$1,375,950

Basic weighted average common shares outstanding	6,222,351	5,024,229	6,214,099	4,715,630
Add incremental shares for:
Unvested restricted stock	-	231,507	-	219,142
Series E convertible preferred stock	-	6,818	-	6,499
Diluted weighted average common shares outstanding	6,222,351	5,262,554	6,214,099	4,941,271

Net income (loss) per share:
Basic	$(0.25)	$0.05	$(0.20)	$0.29
Diluted	$(0.25)	$0.05	$(0.20)	$0.28

The following potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share because the effects were antidilutive based on the application of the treasury stock method:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Shares of non-vested restricted stock	239,175	53,075	354,576	67,082
Shares of Series E convertible preferred stock	127,840		127,840

10. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at major nationwide institutions in Arizona and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible accounts receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies.  The net receivable due from these entities represented 38%, 22% and 20%, respectively, of the Company’s total net accounts receivable (excluding non-specific reserves) at June 30, 2008.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161").  SFAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of SFAS 161 are effective for interim and annual periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 161 on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3")- FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 is effective for the Company on October 1, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its financial condition, results of operations, and disclosures.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact that the adoption of SFAS 162 will have on its financial condition, results of operations, and disclosures.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60 ("SFAS 163"). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

*               *               *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2008, this “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K/A for the year ended September 30, 2007 as filed on May 13, 2008.

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

Change in Officers and Board of Directors

During the three months ended June 30, 2008, we experienced the following changes in officers and directors, which have been previously disclosed in filings on Form 8-K:

•	Rajesh Navar resigned as President but remained a member of our Board of Directors;
•	John Raven assumed the role of President;
•	Dan Coury was terminated as our Chief Executive Officer and, in connection with this termination, he resigned as a member of our Board of Directors;
•	Michael Edelhart was appointed as Interim Chief Executive Officer and to serve as a director of the Company;
•	Rajesh Navar replaced Joe Cunningham as the Chairman of our Board of Directors with Mr. Cunningham remaining as a director of the Company;

•	Greg LeClaire was appointed to serve as a director of the Company and as Chairman of our Audit Committee;
•	Richard Sommer was appointed to serve as a director of the Company and as Chairman of our Compensation Committee; and
•	Benjamin Milk resigned as a member of our Board of Directors.

Pursuant to the terms of his employment agreement dated September 19, 2006 (the "Employment Agreement"), we paid Mr. Coury (i) his earned but unpaid salary and vacation through May 19, 2008 and (ii) a one-time lump sum payment of $496,000 in connection with his termination. Of the 155,000 shares of restricted stock of the Company that Mr. Coury owned at the date of his departure, 111,667 shares were immediately vested and the remaining 43,333 shares were forfeited and cancelled. Mr. Coury will also be maintained on our health, dental and disability benefit plans (or reimbursed for similar coverage in the event that we are unable to maintain him on such plans) for a period of 12 months. As required under the Employment Agreement, Mr. Coury provided us with a general release of any and all claims relating to his employment and/or the termination thereof in consideration of the payments described above.

Each of the above members of our Board receives monthly compensation of $3,000 per month with the exception of Mr. Navar, who receives $6,000 per month as the Chairman of our Board of Directors.  Chairpersons of the Audit and Compensation committees receive additional compensation of $10,000 per annum, respectively.

In exchange for his role as Interim Chief Executive Officer, Mr. Edelhart receives compensation of $20,000 per month and is eligible for performance bonuses.

In connection with their respective appointments, Messrs. Edelhart, LeClaire and Sommer each received 10,000 shares of restricted stock that vest over three years from the date of grant.

Relocation of Certain Functions

During the three months ended June 30, 2008, we began closing our corporate offices in Mesa, Arizona that housed certain customer service functions, IT functions and corporate administration.  The corporate and IT functions are being relocated to our Las Vegas, Nevada offices and our customer service functions are being transitioned to our operations in the Philippines.  We applied the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in accounting for these events and recorded an expense of $15,942 related to the disposal of certain assets in connection with this relocation.

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

The acquisition represents a major strategic event in our history, and we hope results in significant efficiencies as well as future growth opportunities.  With the acquisition of LiveDeal, we are now able to supplement our telemarketing campaigns with online marketing efforts.  Our online traffic acquisition strategy includes activities in e-mail marketing, search engine marketing (“SEM”), search engine optimization (“SEO”) partnerships with major online marketing companies, and the generation of word of mouth advertising.  We anticipate continued investment in online advertising to bring increased traffic to our websites that should result in increased value to the local business advertising community thereby driving increased revenues.

We have consolidated the results of LiveDeal in our consolidated financial statements beginning June 6, 2007, the date of acquisition. The following table provides pro forma results of operations for the three and nine months ended June 30, 2007 as if LiveDeal had been acquired as of the beginning of the period. The pro forma results include certain purchase accounting adjustments such as the estimated changes in amortization expense on acquired intangible assets, increased compensation expense resulting from the contractual obligation for Mr. Navar’s salary and the elimination of interest expense on borrowings that were satisfied through the acquisition.  However, pro forma results do not include any anticipated cost savings or other effects of the integration of LiveDeal.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

	Three Months	Nine Months
	Ended June 30,	Ended June 30,
	2007	2007
	(unaudited)	(unaudited)

Net revenues	$6,410,361	$20,936,377

Net loss	$(1,118,971)	$(2,165,640)

Diluted net loss per share	$(0.18)	$(0.35)

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

Recent Operating Results

The following represents a summary of recent financial results:

	Q3 2008	Q2 2008	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007
Net Revenues	$5,812,141	$6,637,785	$7,068,888	$7,120,697	$5,989,437	$6,106,544	$7,123,683
Gross margin	4,682,770	5,532,096	6,063,339	5,860,893	5,113,544	5,148,835	6,012,813
Operating expenses	6,518,321	5,518,529	5,580,857	4,956,356	4,537,182	4,043,109	5,272,758
Operating income (loss)	(1,835,551)	13,567	482,482	904,537	576,362	1,105,726	740,055
Net income (loss)	(1,580,697)	3,338	326,092	376,053	266,405	626,262	485,198

Net income decreased in the third quarter of fiscal 2008 as compared to the second quarter of fiscal 2008 due primarily to the following:

•
Net revenues decreased by approximately $825,000 due primarily to a decrease in revenues billed through Local Exchange Carriers (“LEC”s) of approximately $469,000, a decrease in classified revenues of approximately $214,000 (primarily due to decreased classified web revenue in the second quarter and shortfalls in advertising and premium stores revenues) and a decrease in ACH billings of approximately $91,000.   With respect to the decrease in LEC revenues, due to the LECs tightened thresholds for customer inquiries, we are limited in the volume of new customers that we are able to bill through the LEC channel, and our LEC revenues have been negatively affected by these limitations and our normal attrition. Because of this LEC limitation, an increasing number of newly acquired customers must now be billed through direct invoicing methods.  Given our historical low levels of collectability, we do not recognize revenue on direct bill accounts until such revenues have been collected.

•
Cost of services was roughly flat (increased by approximately $24,000).  While cost of services is typically correlated with LEC revenues and we experienced a decline in LEC revenues, our cost per account serviced increased due to changes in our customer base from internally generated sales to customers acquired through wholesale means.  Wholesale accounts typically experience higher bad debts, inquiry fees and other costs than internally generated accounts.

•	General and administrative expense increased by approximately $962,000 due to the following:

o	Increased compensation costs of approximately $804,000 primarily attributable to:

▪	$496,000 of severance costs associated with the termination of our former Chief Executive Officer;

▪	$281,000 of increased personnel costs associated with the development of a telemarketing department; and

▪	$439,000 of increased stock based compensation expense associated with the accelerated vesting of stock awards to the former Chief Executive Officer; partially offset by

▪	$281,000 of decreased stock based compensation expense resulting from an increase in the estimated forfeiture rate on awards based on historical forfeiture experience; and

▪	$131,000 of decreased compensation costs associated with other business changes.

o
Other cost increases in rent, depreciation, software expenses, recruiting fees, legal and other professional fees of approximately $158,000 are attributable to changes in our business including the development of certain functions in our new Las Vegas headquarters, costs associated with management turnover and other corporate activities.

•	Sales and marketing increased by approximately $37,000 due to the following:

o
An increase of approximately $387,000 in customer acquisition costs primarily associated with the amortization of customer acquisition costs of a new wholesale fulfillment contract acquired in the second quarter of fiscal 2008;

o	A decrease of approximately $260,000 of Philippines telemarketing costs due primarily to truing up estimated expense accruals for that location; and

o	$90,000 of other expense reductions most of which was attributable to lower branding expenditures.

•
Income tax provision decreased by approximately $301,000 due primarily to decreases in pretax income as described above, partially offset by the write-off of approximately $422,000 of deferred tax assets associated with vested restricted stock awards. During this period, a portion of our restricted stock awards had vested and, due to declines in our stock price from grant date to vest date, the tax effects of the vesting of these awards were less than the carrying value of the related deferred tax assets.

Results of Operations

Net Revenues

	Net Revenues
	2008	2007	Change	Percent

Three Months Ended June 30,	$5,812,141	$5,989,437	$(177,296)	(3)%
Nine Months Ended June 30,	$19,518,815	$19,219,664	$299,151	2%

Net revenues decreased in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 due primarily to a decrease in revenues from directory services of approximately $263,000 that was partially offset by approximately $86,000 increase in classified and other revenues stemming from our acquisition of LiveDeal. Our directory services were most negatively affected by declines in ACH billing that have occurred over the last two years in part due to the effects of the attorneys’ general settlement; while we continue to offer this payment method as an option to our subscribers, it is not used as significantly as in the past.

Net revenues increased in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 due to an increase in classified revenues of approximately $1,145,000 stemming from our acquisition of LiveDeal in June 2007 (fiscal 2007 only reflected such revenues beginning on June 6, 2007, the date of acquisition), partially offset by a decline in directory services accounts of approximately $846,000, most notably through our ACH billing channel as described above.

Although we have concentrations of risk with our billing aggregators (as described in Note 10 to our Unaudited Condensed Consolidated Financial Statements included elsewhere in this report) these aggregators bill via many underlying LECs, thereby reducing our risk associated with credit concentrations. However, there are a few LECs that service a significant number of our customers. To the extent that LECs implement additional changes to billing practices in the future, our revenues could be adversely affected.

Our Internet Advertising Package (“IAP”) is our primary source of revenue.  The majority of our IAP customers pay between $27.50 and $39.95 per month.

Cost of Services

	Cost of Services
	2008	2007	Change	Percent

Three Months Ended June 30,	$1,129,371	$875,894	$253,477	29%
Nine Months Ended June 30,	$3,240,610	$2,944,472	$296,138	10%

Cost of services increased in the third quarter and first nine months of fiscal 2008 as compared to the third quarter and first nine months of fiscal 2007, respectively, due primarily to increased usage of LEC billing channels.  We increased our LEC billings as a percent of net revenues from 66% in the third quarter of fiscal 2007 to 73% in the third quarter of fiscal 2008.  LEC billings typically have higher costs than other billing channels. Additionally, our cost per account serviced through LEC billing has increased due to changes in our customer base from internally generated sales to customers acquired through wholesale means.  Wholesale accounts typically experience higher bad debts, inquiry fees, and other costs than internally generated accounts.  All of these costs are included in cost of services above.

Gross Profit

	Gross Profit
	2008	2007	Change	Percent

Three Months Ended June 30,	$4,682,770	$5,113,543	$(430,773)	(8)%
Nine Months Ended June 30,	$16,278,205	$16,275,192	$3,013	0%

Gross margins decreased to 80.6% of net revenues in the third quarter of fiscal 2008 from 85.4% of net revenues in the third quarter of fiscal 2007, and decreased to 83.4% of net revenues for the first nine months of fiscal 2008 from 84.7% of net revenues in the first nine months of fiscal 2007.  This decrease was due in large part to the increase in LEC billings as a percentage of total revenues as described above

General and Administrative Expenses

	General and Administrative Expenses
	2008	2007	Change	Percent

Three Months Ended June 30,	$4,807,459	$3,233,189	$1,574,270	49%
Nine Months Ended June 30,	$12,047,575	$9,547,646	$2,499,929	26%

General and administrative expenses increased in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 primarily due to the following:

•	Increased compensation costs of approximately $1,421,000 primarily attributable to:

o	$496,000 of severance costs associated with the termination of our former Chief Executive Officer;

o	$297,000 of increased personnel costs associated with the acquisition of LiveDeal, Inc. which took place in June 2007;

o	$465,000 of increased compensation costs associated with the development of certain call center functions in our Las Vegas headquarters;

o	$439,000 of increased stock based compensation expense associated with the accelerated vesting of stock awards to the former Chief Executive Officer; and

o	$5,000 of other miscellaneous cost increases; partially offset by

o	$281,000 of decreased stock based compensation expense resulting from an increase in the estimated forfeiture rate on awards based on historical forfeiture experience.

•
An increase in depreciation and amortization expense of approximately $108,000 stemming primarily from the effects of the LiveDeal acquisition, which added $2.2 million of depreciable and amortizable long-lived and intangible assets, and additional capitalized costs for enhancements to our websites and on-line customer service applications;

•
An increase in other general and administrative expenses of approximately $299,000 due to an approximate increase of $107,000 associated with the LiveDeal acquisition and an approximate expenditure of $192,000 (primarily in rents, communications, and software expense) associated with the development of our Las Vegas headquarters; partially offset by

•
A decrease in professional and consulting fees of approximately $254,000 as we incurred significant consulting fees in the third quarter of fiscal 2007 associated with our change in strategic direction.

General and administrative expenses increased in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 primarily due to the following:

•
An increase in depreciation and amortization expense of approximately $372,000 stemming primarily from the effects of the LiveDeal acquisition, which added $2.2 million of depreciable and amortizable long-lived and intangible assets, and additional capitalized costs for enhancements to our websites and on-line customer service applications;

•	An increase in compensation expense of approximately $1,976,000 due to:

o
Salaries and other compensation expense of $1,113,000 associated with the LiveDeal acquisition that took place in June 2007, as 2007 only included LiveDeal expenses beginning with June 6, 2007, the date of acquisition;

o	$496,000 of severance costs associated with the termination of our former Chief Executive Officer;

o	$896,000 of increased compensation costs associated with the development of certain call center functions in our Las Vegas headquarters;

o	$439,000 of increased stock based compensation expense associated with the accelerated vesting of stock awards to the former Chief Executive Officer; partially offset by

o	$281,000 of decreased stock based compensation expense resulting from an increase in the estimated forfeiture rate on awards based on historical forfeiture experience; and

o	$687,000 of other compensation cost decreases primarily due to reductions in staffing and bonus expense.

•
An increase in other general and administrative expenses of approximately $417,000 primarily due to increased facility, office and other corporate expenses associated with the LiveDeal acquisition, as 2007 only included LiveDeal expenses beginning with June 6, 2007, the date of acquisition; and

•	Other general and administrative cost increases, primarily in travel, rent, office supplies and corporate expenses, of $230,000; partially offset by

•
A decrease in professional and consulting fees of approximately $495,000 as we incurred significant expenses in the first nine months of fiscal 2007 to develop our strategic direction following the effects of the Attorneys’ General settlement.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q3 2008	Q2 2008	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007
Compensation for employees, leased employees, officers and directors	$3,181,375	$2,377,412	$1,928,272	$1,535,115	$1,760,439	$1,877,103	$1,873,582
Professional fees	275,638	191,330	281,418	184,507	529,139	319,948	394,028
Reconfirmation, mailing, billing and other customer-related costs	18,185	27,735	17,601	33,662	24,269	34,042	23,715
Depreciation and amortization	505,095	487,085	478,433	460,554	396,759	364,724	336,887
Other general and administrative costs	827,166	761,583	689,247	757,136	522,583	531,915	558,513
	$4,807,459	$3,845,145	$3,394,971	$2,970,974	$3,233,189	$3,127,732	$3,186,725

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2008	2007	Change	Percent

Three Months Ended June 30,	$1,710,862	$1,303,992	$406,870	31%
Nine Months Ended June 30,	$5,570,132	$4,506,122	$1,064,010	24%

Sales and marketing expenses in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 increased approximately $407,000 primarily due to the following:

•	$431,000 of increased online advertising as we sought to increase customers’ awareness and use of our online marketplace; and

•
$53,000 of increased  customer acquisition costs as we transitioned from direct response mail campaigns to telemarketing and direct purchases of wholesale accounts (of which we incurred $872,000 of wholesale acquisition costs, $318,000 of telemarketing costs and $22,000 in direct response marketing costs in the third quarter of fiscal 2008, respectively, as compared to $92,000 of wholesale acquisition costs and $1,067,000 of direct response marketing costs in the third quarter of fiscal 2007, respectively); partially offset by

•	a reduction of approximately $77,000 in branding and other marketing expenses.

Sales and marketing expenses increased by approximately $1,064,000 for the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 for similar reasons. Online advertising increased by $1,629,000 in the first nine months of fiscal 2008 as compared to the first nine months of 2007 as we sought to increase traffic to our sites.  Partially offsetting the increase in online advertising were decreased expenditures in branding and related expenses and customer acquisition costs.

Included in sales and marketing expenses for the three and nine months ended June 30, 2008 is depreciation expense of $18,542 and $55,360, respectively, related to our subsidiary in the Philippines that was acquired in the fourth quarter of fiscal 2007.

Operating Income(Loss)

	Operating Income (Loss)
	2008	2007	Change	Percent

Three Months Ended June 30,	$(1,835,551)	$576,362	$(2,411,913)	(418)%
Nine Months Ended June 30,	$(1,339,502)	$2,422,142	$(3,761,644)	(155)%

The decrease in operating income for the three and nine months ended June 30, 2008 as compared to the three and nine months ended June 30, 2007 is primarily due to increased operating expenses as described above.

 Other Income (Expense)

	Other Income (Expense)
	2008	2007	Change	Percent

Three Months Ended June 30,	$(3,432)	$69,451	$(72,883)	(105)%
Nine Months Ended June 30,	$63,951	$247,905	$(183,954)	(74)%

Other income (expense), consisting primarily of interest income, decreased in the three and nine months ended June 30, 2008 as compared to the three and nine months ended June 30, 2007 due primarily to a reduction of our cash and short-term investment balances.  Also included in the three and nine months ended June 30, 2008 is a loss on disposal of fixed assets of $15,352 related to our relocation of our corporate headquarters from Mesa, Arizona to Las Vegas, Nevada.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2008	2007	Change	Percent

Three Months Ended June 30,	$(258,286)	$379,408	$(637,694)	(168)%
Nine Months Ended June 30,	$(24,284)	$1,292,181	$(1,316,465)	(102)%

The change in our income tax provision in each of the above periods is due primarily to corresponding decreases in our pre-tax income.  However, in the three and nine months ended June 30, 2008 we incurred additional income tax expense of $422,000 and $445,000 respectively, due to book-tax differences in the recognition of restricted stock awards, as compared to $145,000 and $279,000 for the three and nine months ended June 30, 2007.  During these periods, a portion of our restricted stock awards had vested and, due to declines in our stock price from grant date to vest date, the tax effects of the vesting of these awards were less than the carrying value of the related deferred tax assets.  Such amounts served to reduce the income tax benefit in the three and nine months ended June 30, 2008 and increase income tax expense in the three and nine months ended June 30, 2007, respectively.

Net Income (Loss)

	Net Income (Loss)
	2008	2007	Change	Percent

Three Months Ended June 30,	$(1,580,697)	$266,405	$(1,847,102)	(693)%
Nine Months Ended June 30,	$(1,251,267)	$1,377,866	$(2,629,133)	(191)%

Changes in net income (loss) are primarily attributable to changes in operating income and changes in income tax expense.  The results from changes in the use of billing channels, changes in marketing strategies and other operating changes are discussed in more detail in the narratives included above.

 Liquidity and Capital Resources

Net cash used in operating activities was $448,130 for the first nine months of fiscal 2008 as compared to net cash provided by operating activities of $1,240,352 for the first nine months of fiscal 2007.  The decrease in cash generated from operations is primarily due to a decrease in net income of approximately $2,629,000 and the payment of $1,700,000 of customer acquisition costs, partially offset by the payment of over $2,000,000 related to the Attorney’s General settlement in the first quarter of fiscal 2007 that did not recur in fiscal 2008 and other changes in working capital.

Our primary source of cash inflows is net remittances from our billing channels, including ACH billings and LEC billings.  For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission.  For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process.  The billing service aggregators generally do not remit funds until they are collected.  Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates.  Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense.  These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time.  We classify these holdback reserves as current or long-term receivables on our consolidated balance sheet, depending on when they are scheduled to be remitted to us.  As of June 30, 2008, approximately 79% of our gross accounts receivable are due from three aggregators.

Our most significant cash outflows include payments for marketing expenses and general operating expenses.  General operating cash outflows consist of payroll costs, income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used for investing activities totaled $665,030 during the first nine months of fiscal 2008 and consisted of $23,243 of additional closing costs related to the acquisitions of OnCall Subscriber Management Inc. and LiveDeal, Inc., $55,942 of expenditures for software and intangible assets and $585,845 of purchases of equipment.  Net cash provided by investing activities totaled $2,612,976 during the first nine months of fiscal 2007 and consisted of $3,082,053 from the redemption of certificates of deposit and other investments and $397,876 of cash acquired in connection with the LiveDeal acquisition, partially offset by $674,580 of expenditures for software and intangible assets and equipment purchases totaling $192,373.

Net cash used for financing activities was $502,339 during the first nine months of fiscal 2008, consisting primarily of treasury stock repurchases as described below.  Financing activities also included $1,438 of preferred stock dividends paid in the first nine months of fiscal 2008.  There were no financing activities in the first nine months of fiscal 2007.

We had working capital of $11,495,100 as of June 30, 2008, compared to $11,632,301 as of September 30, 2007, with current assets increasing by $451,836 and current liabilities increasing approximately $589,037 from September 30, 2007 to June 30, 2008.  Our cash position decreased to $4,059,034 at June 30, 2008 compared to $5,674,533 at September 30, 2007 due to the effects of our results of operations and expenditures for software, intangible assets, equipment and purchases of treasury stock.

On May 25, 2007, the Company’s Board of Directors terminated our existing stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions.  The Company acquired 137,925 shares of its common stock during the nine months ended June 30, 2008 at an aggregate cost of $500,901.  As of June 30, 2008, the Company had retired all treasury shares acquired with the exception of 2,000 shares of treasury stock at a cost of $4,845.

The following table summarizes our contractual obligations at June 30, 2008 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2008	2009	2010	2011	2012	Thereafter
Operating lease commitments	$2,527,367	$216,562	$858,852	$568,136	$465,736	$339,361	$78,720
Noncanceleable service contracts	808,230	149,646	558,584	100,000	-	-	-
	$3,335,597	$366,208	$1,417,436	$668,136	$465,736	$339,361	$78,720

We believe that our existing cash on hand and additional cash generated from operations will provide us with sufficient liquidity to meet our operating needs for the next 12 months.

At June 30, 2008, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

*        *        *

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2008, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the periods set forth in this report) or commodity price risk.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 4, 2008, Global Education Services, Inc. (“Global”) filed a class action lawsuit against the Company and its wholly owned subsidiary, Telco Billing Inc., alleging that certain of the Company’s marketing practices were deceptive.  The lawsuit is Global Education Services, Inc. v. LiveDeal, Inc. et al. (Class Action No. 08-2-19503-1 SEA) and was filed in the Superior Court of the State of Washington for King County.  In its complaint, Global alleged that the Company engaged in deceptive marketing practices in violation of the Washington Consumer Protection Act.  Global sought declaratory and injunctive relief, treble damages and recovery of its litigation fees and expenses.

On August 1, 2008, the Company provided notice that it was removing the lawsuit from Washington Superior Court to the United States District Court for the Western District of Washington.  The federal case number is C08-1153JLR.  As of the date of this report, further action is pending in the United States District Court.

ITEM 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K/A for the year ended September 30, 2007.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2008	22,635	$3.23	22,635	$532,473
May 1-31, 2008	5,800	$2.73	5,800	$516,662
June 1-30, 2008	6,685	$2.63	6,685	$499,099
Total	35,120	$3.03	35,120	$499,099

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

ITEM 6.  EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K, SEC File No. 000-24217, filed on August 15, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K, SEC File No. 000-24217, for the year ended September 30, 2007).

10.1	Employment Agreement with Michael Edelhart, dated June 1, 2008

10.2	First Amendment to Employment Agreement with Michael Edelhart, dated July 1, 2008

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certificate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: August 14, 2008	/s/ Gary L. Perschbacher
Gary L. Perschbacher
Chief Financial Officer