Form 10-K
period 2008-09-30
LIVEDEAL INC
filed 2008-12-29
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

  ☒               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

  ☐               TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to  ____________

Commission File Number: 0-24217

LiveDeal, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	85-0206668
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2490 East Sunset Road, Suite 100 Las Vegas, Nevada	89120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 939-0230

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2008 was approximately $18,759,655.

The number of shares outstanding of the registrant’s common stock, as of December 1, 2008, was 6,066,742 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIVEDEAL, INC.

FORM 10-K
For the year ended September 30, 2008

PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-K includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to, our company’s (i) belief that local exchange carrier, or LEC billing, will continue to be a significant billing channel in the future; (ii) expectation of increasing revenues through our national accounts programs, fulfillment contracts, web hosting and other arrangements; (iii) belief in the growth in our Telesold Suite Services to continue through fiscal 2009 and to represent a more substantial portion of our revenue in the upcoming fiscal year and going forward;  (iv) belief in the growth of Internet usage and the Internet Yellow Page market as described in recent press releases by The Kelsey Group;  (v) belief in the growth of the local search and information market as described in recent reports by Borrell Associates;(vi) belief that existing cash on hand will be sufficient to meet our needs for the next 12 months; (vii) belief that recent acquisitions to bring telemarketing services in-house will yield future cost savings and (viii) belief that existing facilities are adequate for our current and anticipated future needs and that our facilities and their contents are adequately covered by insurance.

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

ITEM 1. Business

Our Company

LiveDeal, Inc., a Nevada corporation (formerly known as YP Corp.) (the “Company,” “we,” “us,” or “our”) is a provider of Internet directory, classified and audience acquisition services to small businesses.  Through our wholly-owned subsidiary, Telco Billing, Inc. (“Telco”), located in Las Vegas, Nevada, we publish a small business directory online at or through the following URL’s: yellowpages.livedeal.com (and until October, 2008 at the URL www.YP.com). The company also publishes an online classified marketplace at the URL www.livedeal.com.  Any information contained on the foregoing websites or any other websites referenced in this Annual Report are not a part of this Annual Report.

On June 6, 2007, we completed our acquisition of LiveDeal, Inc, a California corporation (“LiveDeal”).  LiveDeal has developed and operates an online local classifieds marketplace, www.livedeal.com which has millions of goods and services listed for sale across the U.S. LiveDeal offers such classifieds functionality as fraud protection, identity protection, e-commerce, listing enhancements, photos, community-building, package pricing, premium stores, featured Yellow Page business listings and advanced local search capabilities. Additionally, the LiveDeal technology lets consumers search or browse for items in a particular city, state or zip code.

On July 10, 2007, we acquired substantially all of the assets and assumed certain liabilities of OnCall Subscriber Management Inc. a Manila, Philippines-based company that provides telemarketing services.  This acquisition allowed us to bring certain marketing efforts in-house, which we expect to yield future cost savings.

Summary Business Description

We have two inter-related primary lines of business: (1) We deliver a suite of audience acquisition services for small businesses, sold via telemarketing and supported by our websites and software that we have developed to manage search and other Internet services efficiently, and (2) we maintain a combined local online classifieds and small business directory marketplace with millions of goods and services listed for sale, in every city and zip code across the U.S.

Our websites, by combining the benefits of classifieds, business listings, mobile services, advertising/distribution networks and e-commerce into a single online solution, offer businesses and consumers an affordable and effective solution for creating a web presence and marketing their products and services locally. Using LiveDeal’s marketplace, consumers can search or browse for items in a particular city, state or zip code, or reach out on a national or global scope if they so choose.

Our websites also support our audience acquisition services by providing locally and vertically targeted Internet pages that are effective at producing web site traffic, leads and other valuable customer interactions on behalf of our small business customers.  Our Telesold audience acquisition services are not limited to our own websites. Our suite currently includes the following activities but the range of activities we deliver is designed to shift over time, based on the needs of our small business customers and the ever-changing state of Internet technology:

▪	Website URL acquisition services whereby we obtain website address names on behalf of our small business clients.

▪	Website development and deployment services where we create, house and manage websites on behalf of our small business clients.

▪
Website traffic and audience development services which provides sophisticated search engine marketing techniques, access to our own websites, partnerships with other websites and other techniques to generate traffic to our customers’ websites, whether created and housed by us or not.

▪	Website analytics and performance reports that generate information for our customers about activities on their websites and lead activities for their businesses based on Internet activities.

▪	Directory services: We provide both basic and enhanced directory listings for our customers on our own directory and on partner directories.

▪	Classified services which provide classified and bulk inventory commerce capabilities for our small business customers through our classified marketplace.

Products and Services

Website Products

Business Directory

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

Internet Advertising Package. Our primary revenue-producing directory product is our Internet Advertising Package, or IAP. Under this package, the advertiser pays for additional exposure by purchasing enhancements to a basic listing, such as a Mini-WebPage.  This Mini-WebPage contains, among other useful information, a 40-word description of the business, hours of operation, and detailed contact information.  The advertiser can easily access and modify its Mini-WebPage.  This product is easily searched by users of our website on their personal computers, as well as cellular telephones and other hand-held devices.  In order to provide search traffic to an advertiser’s Mini-WebPage, we elevate the advertiser to a preferred listing status at no additional charge. As such, the preferred advertiser enjoys the benefit of having its advertisement displayed in a primary position before all of the basic listings in that particular category when users of our website perform searches on our website.  We also provide our IAP advertisers with enhanced presentation and additional unique products, including:

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

Directory Pricing. Our IAP advertisers generally pay between $27.50 and $39.95 per month. Our IAP accounted for approximately 90% of our net revenues in fiscal 2008.  We believe that these prices are comparable to the prices of our competitors and we believe that our site provides superior value to our advertisers when considering the many benefits that they receive, including the Click2Call feature, the Mini-WebPage, mapping directions, links to the advertiser websites, and the speed and ease of use of our website.

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

Classified Pricing: Basic classified advertisements for non-commercial users are free, though we offer a variety of promotional options to improve selling success on a fee for service basis, with such pricing ranging from $0.50 to $29.95 per listing.    Pricing for storefronts and other commercial services are priced beginning at $9.95 per month for merchandise accounts and $76.00 per month for automobile accounts, with additional promotional options offered on a fee-for-service basis.  Our pricing is competitive with print classified advertisements.

For the fiscal year ended September 30, 2008, these products accounted for approximately 1% of our net revenues.

Telesold Suite Services

 Since February 2008, we have added a new line of business that utilizes, but is not entirely dependent on, our classified and directory websites and billing services. This line of business is based around using telesales and sophisticated Internet audience acquisition technologies to deliver a suite of audience acquisition services to small businesses.

We believe this approach represents an essential element in the local marketplace. Small businesses turned to traditional Yellow Pages and Internet directories as low-cost effective tools for identifying and delivering customers who are geographically appropriate and ready to buy. These traditional approaches retain value for small businesses, but that value is steadily waning as new waves of Internet capabilities come into existence.

The most significant of these is Internet search and the tying of Internet advertising services to search. This development makes it possible, even likely, that customers can find the businesses they need without ever going to a directory. The small business whose website information or advertising message is associated with a successful search becomes the likely recipient of that business. So, utilizing Internet search and related advertising is fast becoming a necessity for small businesses.

Another key Internet development is the rise of locally oriented user review sites and services, such as Yelp.com. At these sites, consumers let each other know about their experiences with local businesses. They rate and comment on the businesses. The sites also tend to provide some aspects of traditional directories as well as new services, such as placing businesses on a local map, providing driving directions, etc. At these sites, as with search, consumers can select businesses for their commerce without ever using a traditional directory.

With the emergence of these new Internet capabilities, and others that are fast emerging, the role of directories, both paper and Internet, is steadily moving toward the back end of a customer acquisition process, where search and review sites dominate the front end, where the greatest value for both customer and business resides.

Small businesses that can take advantage of the emerging Internet capabilities will be able to acquire customers with efficiency never-before-possible; those that cannot will suffer in comparison. So, it is becoming widely recognized among small business owners that mastering the Internet arts is an essential.

But there is a gap. These new Internet services are inherently technological. They require a deep dedication of time, technological skills, language and presentation expertise and other arcane masteries that few small businesspeople have, or have the intention of acquiring. The fact is that, to succeed, a small businessperson needs to remain utterly focused on the fundamentals of his/her business. Hours or days spent in a dark room staring at a bright screen trying to coax software to produce positive effects, is unlikely to produce maximal benefits and is certain to reduce focus on the small business’ core activities.

Small businesses need a partner with the necessary expertise and understanding to manage emerging Internet audience acquisition services on their behalf. They need this partner to operate quickly, proactively and at the lowest possible cost.

Our Telesold Suite Services approach allows LiveDeal to become this small business audience acquisition partner.

By using sophisticated telesales, rather than the far more expensive and inflexible Yellow Pages field sales model, we are able to reach and serve more businesses at lower cost than competitors.

By using that telesales channel to deliver a suite of services standing at the state of the Internet market, but packaged for comprehensibility and affordability by small businesses, we are bringing small businesses a product that may help them succeed.

By backing these products with the most supple and sophisticated Internet audience acquisition and customer feedback systems, we can achieve stability in margins, pricing and profit from small business Internet services that have been difficult for competitors to attain and sustain.

Our current Telesold Services Suite includes:

▪	Website acquisition whereby we obtain website address names on behalf of our small business clients.

▪	Website development and deployment services where we create, house and manage websites on behalf of our small business clients.

▪
Website traffic and audience development whereby we provide sophisticated search engine marketing techniques, access to our own websites, partnerships with other websites and other techniques to generate traffic to our customers’ websites, whether created and housed by us or not.

▪	Website analytics and performance reports which generate information for our customers about activities on their websites and lead activities for their businesses based on Internet activities.

▪	Directory services that provide both basic and enhanced directory listings for our customers on our own directory and on partner directories.

▪	Classified services through which we provide classified and bulk inventory commerce capabilities for our small business customers through our classified marketplace.

In aggregate, these services represented 3% of our net revenue for the fiscal year ending September 30, 2008, but are our fastest growing line of services. We expect growth in this line of business to continue through fiscal 2009 and to represent a more substantial portion of our revenue in the upcoming fiscal year and going forward.

The Internet Yellow Pages and Classified Advertising Market

According to The Kelsey Group and the Yellow Pages Integrated Media Association, or YPIMA, while there are approximately 200 major U.S. Yellow Pages print publishers, an increasingly mobile and computer-sophisticated population is accessing the Yellow Pages by way of the Internet at a sharply increasing rate.

According to a February 2008 press release from The Kelsey Group, advertising revenues from Internet Yellow Pages and Local Search are expected to grow from a combined $5.8 billion in 2007 to a combined $15.8 billion globally by 2012, a compound annual growth rate of approximately 22%.  Recent studies have shown that while small and mid-size businesses continue to utilize traditional media, they are increasingly turning to targeted, vertical electronic media.  The Kelsey Group also reported that by 2011, almost 30% of global Yellow Pages revenues will be online compared with approximately 12% in 2006.  They expect that revenues from print Yellow Pages will decline from $27.5 billion in 2007 to $25.6 billion by 2012.

We believe Internet Yellow Pages provide the following advantages over print Yellow Pages:

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

Internet usage, in general, has increased dramatically in recent years.  According to Internet World Stats, 73.6% of the North American population uses the Internet, a growth of 129.6% from 2000 to 2008.  Search engines are a common method by which these users navigate the Internet.  Our expanding distribution network seeks to allow our advertisers to benefit from this growth by receiving prominent placement in search engine results.

The Local Search and Information Market

The local search and information market is seen by analysts as one of the areas of greatest audience growth and opportunity on the Internet.

According to a recent report by Borrell Associates, the local online marketplace is projected to be $13.1 billion in 2008 and has grown at a compound rate of 48.4% between 2005 and 2008. And, while growth is expected to slow as the market matures, compound growth of 15% will bring the market to more than $22 billion by 2012. Other forms of Internet advertising and commerce are projected as flat or falling over this same period.

Local remains one of the “sweet spots” on the Internet.

This is true not only in terms of quantity of activity, but also quality. Visitors to local websites share the qualities small businesses require most: they have trust and they take action. An August 2008 study by the Online Publishers Association found that:

▪	Visitors to local media sites are more likely than visitors to other sites to take action after seeing local ads: from making purchases to visiting sites and stores,

▪	Local media sites attract valuable audiences who spend more money online than visitors to other local sites,

▪	Local sites lead all others in advertising trust, and;

▪	Local content sites attract a high number of influencers –the first person others come to for local recommendations.

The local Internet marketplace is split among many kinds of companies: newspapers, traditional Yellow Pages, general search sites, and other local media. One of the trends that characterize the market is the increasing dominance of companies focused purely on Internet services, rather than supporting print or other non-net activities. These so-called “pure play” businesses represent 57% of the market in 2008, according to Borrell Associates and are growing at rates nearly 10 times as fast as more traditional players.

The fastest growing area within local Internet advertising is search advertising.  Search was only a bit more than 10% of market spending in 2005, but is projected to be nearly 40% of spending in 2008, a level nearly equal to banner advertising.

Because of the trends in the local advertising market, LiveDeal’s current strategy is to operate as a pureplay local Internet partner with a focus on leveraged sales and audience acquisition fulfillment that positions the Company in a unique growth position.

Marketing

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

Technology and Infrastructure

We have developed technologies to support the timely delivery of information requested by a user of our online businesses.  A staff of senior engineers experienced in large-scale distributed web 2.0 applications and computer operation develops and maintains the technology.  We believe we are particularly adept at scalable databases, design, data modeling, operations and content management for a large-scale network of high volume websites and distributed Internet fulfillment locations.  During the second half of fiscal 2008 we began expanding our Internet product development, search engine marketing (“SEM”) and search engine optimization (“SEO”) capabilities. It is our intention to have SEM, SEO and platforms related to them become a technical core competency of the Company moving into fiscal 2009.

Our technology efforts in fiscal 2008 fell into three key areas: Website development and support; Sales and call center development and support; internal systems development and support. Website development and support has been driven largely by the technical team acquired in the LiveDeal transaction in 2007, based in Santa Clara. Sales and call center development has been led by a strategic systems development group based in Las Vegas, Nevada. Our internal systems have been overseen by an IT group also based in Las Vegas.

Salient features of LiveDeal technology:

We own source code that includes widely deployed, cost-efficient, stable technology (J2EE, Struts, XML, Spring, Hybernate, JBoss, Apache, etc):
·	Linear scaling architecture using low cost commodity hardware:
·	An architecture based on redundancy for scalable quick user responses:
·	Proven search technology which scales for large volumes:
·	Enhanced security using HTTPS, Encryption, and data obfuscation: and
·	Internationalized Architecture for quick localization.

Database Management Systems.  At the core of our infrastructure are several high-performance and proprietary database systems containing several giga-bytes of data representing millions of records with hundreds of attributes each, such as business name, telephone number, address, number of employees, description of the business, classifieds listings and  feed back reviews.  We maintain the data for internal operations on high-performance servers and with large-scale storage systems at our Santa Clara, California facility.  To meet the demand for our products and services and to provide the highest level of reliability, we employ technologies and techniques providing data redundancy and clustering.  Clustering is the use of several computers deployed in a manner that provides redundancy and additional computer processing power.

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

We have an agreement with Google, Inc. designating us as Certified Reseller of the Google AdWords advertising system. This is the highest possible AdWords designation, and provides us with access to Google training and services that we can then utilize on behalf of our small business clients.

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

·
We will begin featuring Yelp’s 1.8 million customer reviews on our online classifieds and Yellow Pages platforms, giving LiveDeal users an enormous wealth of user-generated content about local area businesses.

We are members of the Yellow Pages Association (formerly known as Yellow Pages Integrated Media Association) and the Association of Directory Publishers and have been since 1998.  These organizations are trade associations for Yellow Pages publishers or others that promote the quality of published content and advertising methods.

Competition

We operate in the highly competitive and rapidly expanding and evolving business-to-business Internet services market. Our largest competitors are local exchange carriers (“LECs”), which are generally known as local telephone companies, and national search engines such as Yahoo! and Google that have recently expanded their presence in the local search market. We compete with other online Yellow Pages services, website operators, advertising networks, and traditional offline media, such as traditional Yellow Pages directory publishers, television, radio, and print share advertising.  Our services also compete with many directory website production businesses and Internet information service providers.  Our audience acquisition services compete with advertising agencies and other business providing somewhat similar services.

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

We believe that we are in a position to successfully compete in these markets due to our experience at sourcing, selling and servicing large numbers of small business accounts, the comprehensiveness of our database, and the effectiveness of our marketing programs and our distribution network.  We also believe that the combination of local classifieds and Internet Yellow Pages provides businesses and consumers a simple and affordable way of creating a web presence and marketing their products and services to local audiences. The addition of our Telesold Suite line of business opens new revenue channels for us and expands our differentiation in the marketplace. We further believe that we can compete effectively by continuing to provide quality services at competitive prices and by actively developing new products and services for customers.

We believe that our telesales capabilities are a competitive advantage.  Through our calling centers we can contact more business at lower cost than competitors. This is true both for initial sales and sales support, but for all aspects of customer support.  It also provides us with lead generation capabilities many of our competitors lack.

Employees

As of September 30, 2008, we had 105 full-time and no part-time employees in the United States and 118 full-time and no part time employees in the Philippines.  None of our employees are covered by any collective bargaining agreements.

ITEM 1A. Risk Factors

An investment in our common stock involves a substantial degree of risk.  Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report.  The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock.  The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investments. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our September 30, 2008 consolidated financial statements and related notes.

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

We currently bill our advertisers through (i) their local exchange carrier (“LEC”), (ii) ACH billing, (iii) their credit card or (iv) direct bill invoices.

Similar to the local Regional Bell Operating Companies, we are approved to bill our products and services directly on some of our advertisers’ local telephone bill through their LEC, commonly referred to as their local telephone company.  We believe that this is an efficient and cost-effective billing method as compared to direct billing methods.  LEC billing accounted for approximately 65% of net billings in fiscal 2008.

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

Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel.  We currently anticipate that our cash on hand as of September 30, 2008, together with cash flows from operations, will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures over the next 12 months.  In the future, however, we may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities.  Our future liquidity and capital requirements will depend on numerous factors, including the following:

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

On December 14, 2006, we voluntarily entered into a settlement with thirty-four states’ attorneys general to address their concerns regarding our promotional activities, including the use of our check mailer for customer acquisition.

There can be no absolute assurance that the other states or other parties, which were not part of the above-mentioned state consortium, would not attempt to file similar claims against us in the future.  However, we believe this risk is somewhat mitigated by the fact that those states did not join the states in filing complaints against us and the fact that we are discontinuing the use of our check activators.  Finally, our utilization of ACH billing has exposed us to greater scrutiny by the National Automated Clearing House Association, or NACHA.  Future actions from these and other regulatory agencies could expose us to substantial liability in the future, including fines and criminal penalties, preclusion from offering certain products or services, and the prevention or limitation of certain marketing practices.

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

Our divestiture of our Internet property “www.yp.com” could adversely impact our revenues.

On November 5, 2008, we entered into an agreement to sell our Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.  Our primary source of ongoing revenues is the sale of Internet Advertising Packages, which targeted users of our www.yp.com property.  We are in the process of transitioning these customers to advertising on www.livedeal.com and are hopeful that any loss of customers resulting from our divestiture of www.yp.com will not be significant or adversely impact our future revenues.  However, certain customers may cancel their service in response to this transition, and there can be no assurance that such cancellations will not have an adverse effect on our financial condition or results of operations.

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

Our stock price may result in our failure to maintain compliance with NASDAQ Marketplace Rules related to minimum stock price requirements, which could result in NASDAQ delisting our common stock.

NASDAQ Marketplace Rules require us to maintain a closing bid price of $1.00 per share for our common stock.  In the event that our common stock closing bid price falls below $1.00 per share for 30 consecutive business days, we would likely receive notice from NASDAQ that we are not in compliance with Marketplace Rules, which could ultimately lead to the delisting of our common stock from NASDAQ if we were unable to maintain the requisite minimum stock price during the subsequent probationary period.  In the event that we were delisted from NASDAQ, our common stock would become significantly less liquid, which would adversely affect its value.  Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on NASDAQ.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We entered into a long-term lease, which began in November 2007, for a 12,635 square foot facility in Las Vegas, Nevada that functions as the operating facility for the parent company LiveDeal, Inc. and its subsidiary, Telco Billing, Inc.  We pay rent of approximately $315,000 annually under the lease which expires on December 31, 2012.

We also have a long-term lease for the 16,772 square foot facility in Mesa, Arizona that was formerly used to house our corporate headquarters.  We pay rent of approximately $120,000 annually under this lease, which expires in June 2011.  Although we are no longer utilizing this space for our operations, we are responsible for the remaining lease payments.

We have a month-to-month lease for a 7,300 square foot facility in Santa Clara, California that functions as the primary operating facility of our LiveDeal, Inc. subsidiary. We pay rent of approximately $8,600 per month under that lease.

We lease space in the Philippines for our telemarketing activities under an operating lease that expires in February 2010.  Monthly rent payments fluctuate between $10,300 and $11,500 per month.

We believe that these facilities are adequate for our current and anticipated future needs and that all of these facilities and their contents are adequately covered by insurance.

ITEM 3. Legal Proceedings

Except as described below, as of September 30, 2008, we were not a party to any pending material legal proceedings other than claims that arise in the normal conduct of our business. While we currently believe that the ultimate outcome of these proceedings wil not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.

Joe Cunningham v. LiveDeal, Inc. et al.

On July 16,2008, Joseph Cunningham, a member of LiveDeal's Board of Directors, our former Chairman and a former Chairman of our Audit Committee, filed a complaint with the U.S. Department of Labor's Occupational Safety and Health Administration ("OSHA") alleging that the Company and certain members of its Board of Directors had engaged in discriminatory employment practices in violation of the Sarbanes-Oxley Act of 2002's statutory protections for corporate whistleblowers when the Board of Directors removed him as Chairman on May 22, 2008. In his complaint, Mr. Cunningham asked OSHA to order his appointment as Chief Executive Officer of the Company or, in the alternative, to order his reinstatement as Chairman of the Board. Mr. Cunningham also sought back pay, special damages and litigation costs. As previously disclosed, at the time we received the notice, our Board of Directors had already formed a Special Committee to investigate the matters raised by Mr. Cunningham in a preliminary draft of his OSHA complaint, which his attorney provided to the Company on June 26, 2008. OSHA's and the Special Committee's investigations are ongoing as of the date of this report.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. ("GES") filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court. GES has alleged in its complaint that the Company's use of activator checks violated the Washington Consumer Protection Act. GES is seeking injunctive relief against our use of the checks, as well as a judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class. LiveDeal has denied the allegations.

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

On November 12,2008, the Illinois Attorney General filed a complaint against us requesting money damages and injunctive relief for claims that we employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in par promoted premium Internet Yellow Page listings to Illinois consumers. Based on a preliminary investigation into the sales scripts and automated verification system utilized in the telemarketing campaign, we deny the allegations raised in the complaint and will vigorously defend the claim.

We have not recorded any accruals pertaining to these legal proceedings as they do not meet the criteria for accrual under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock

On February 1, 2008, we began trading on the NASDAQ Capital Market.   Concurrent with this change, our ticker symbol was changed from LVDL.OB to LIVE.

The following table sets forth the quarterly high and low bid prices per share of our common stock during the last two fiscal years. The quotes represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year	Quarter Ended	High	Low
2007	December 31, 2006	$10.70	$7.20
	March 31, 2007	$12.10	$7.60
	June 30, 2007	$8.70	$6.60
	September 30, 2007	$8.00	$6.00
2008	December 31, 2007	$7.00	$3.30
	March 31, 2008	$5.70	$3.18
	June 30, 2008	$3.94	$2.35
	September 30, 2008	$2.59	$1.40

Holders of Record

On December 1, 2008, there were approximately 104 holders of record of our common stock according to our transfer agent. The Company has no record of the number of shareholders who hold their stock in “street name” with various brokers.

Dividend Policy

We have one class of authorized preferred stock (Series E Preferred Stock), of which there are currently 127,840 shares issued and outstanding.  Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year, payable in quarterly installments of $0.00375.  At September 30, 2008, we had accrued but unpaid dividends totaling approximately $6,200.

Presently, we do not pay dividends on our common stock.  The timing and amount of future dividend payments by our Company, if any, will be determined by our Board of Directors based upon our earnings, capital requirements and financial position, general economic conditions, alternative uses of capital, and other pertinent factors.

Issuer Purchases of Equity Securities

 On May 25, 2007, the Company’s Board of Directors terminated its existing stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market.  The Company acquired 148,820 shares of its common stock at market prices during the year ended September 30, 2008 at an aggregate cost of $525,844.  All of these shares have been retired.  As of September 30, 2008, the Company no longer holds shares of treasury stock.

Subsequent to year-end, the Company acquired an additional 317,004 shares of its common stock at an aggregate cost of $487,480.  The repurchase plan was increased by another $500,000 on October 23, 2008.  These shares were subsequently retired.

Performance Graph

ITEM 6. Selected Financial Data

Not required for smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended September 30, 2008, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 8 of this Annual Report.

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

We maintain a combined local online classifieds and Yellow Pages marketplace with millions of goods and services listed for sale, in nearly every city and zip code across the U.S. By combining the benefits of classifieds, business listings, mobile services, advertising/distribution networks and e-commerce into a single online solution, we offer businesses and consumers an affordable and effective solution for creating a web presence and marketing their products and services locally. Through our online property LiveDeal.com, we enable buyers and sellers to find and list business services, merchandise, real estate, automobiles, pets and more in their local communities. Using LiveDeal’s marketplace, consumers can search or browse for items in a particular city, state or zip code, or reach out on a national or global scope if they so choose.

Sale of YP.com – domain name

On November 5, 2008, the Company and YellowPages.com LLC (the “Purchaser”) entered into a Domain Name Purchase and Transfer Agreement pursuant to which the Company agreed to sell the Internet domain name “www.YP.com” to the Purchaser in exchange for cash totaling $3,850,000.   Our primary source of ongoing revenues is the sale of Internet Advertising Packages, which targeted users of our www.yp.com property.  We are in the process of transitioning these customers to advertising on www.livedeal.com and are hopeful that any loss of customers resulting from our divestiture of www.yp.com will not be significant or adversely impact our future revenues.  However, certain customers may cancel their service in response to this transition, and there can be no assurance that such cancellations will not have an adverse effect on our financial condition or results of operations.

Change in Officers and Board of Directors

During and subsequent to the year ended September 30, 2008, we experienced the following changes in officers and directors, which have been previously disclosed in filings on Form 8-K:

•	Rajesh Navar resigned as President, but remained a member of our Board of Directors;

•	John Raven assumed the role of President;
•	Dan Coury was terminated as our Chief Executive Officer and, in connection with this termination, he resigned as a member of our Board of Directors;
•	Benjamin Milk resigned as a member of our Board of Directors;
•	Michael Edelhart was appointed as Chief Executive Officer and to serve as a director of the Company;
•	Rajesh Navar replaced Joe Cunningham as the Chairman of our Board of Directors with Mr. Cunningham remaining as a director of the Company;
•	Greg LeClaire was appointed to serve as a director of the Company and as Chairman of our Audit Committee;
•	Richard Sommer was appointed to serve as a director of the Company and as Chairman of our Compensation Committee; and
•	Sheryle Bolton was appointed to serve as a director of the Company and as a member of the Audit Committee.

Pursuant to the terms of his employment agreement dated September 19, 2006 (the "Employment Agreement"); we paid Mr. Coury (i) his earned but unpaid salary and vacation through May 19, 2008 and (ii) a one-time lump sum payment of $496,000 in connection with his termination. Of the 155,000 shares of restricted stock of the Company that Mr. Coury owned at the date of his departure, 111,667 shares were immediately vested and the remaining 43,333 shares were forfeited and cancelled. Mr. Coury will also be maintained on our health, dental and disability benefit plans (or reimbursed for similar coverage in the event that we are unable to maintain him on such plans) for a period of 12 months. As required under the Employment Agreement, Mr. Coury provided us with a general release of any and all claims relating to his employment and/or the termination thereof in consideration of the payments described above.

Each of our independent members of our Board receives monthly compensation of $3,000 per month and our Chairman of the Board of Directors receives $6,000 per month.  Chairpersons of the Audit, Compensation, and Nominating and Governance committees receive additional compensation of $10,000 per annum, respectively.

In exchange for his role as Chief Executive Officer, Mr. Edelhart receives compensation of $250,000 annually and will be eligible to receive a bonus of up to $60,000 per year if the Company achieves certain performance objectives established by the Company's Board of Directors and/or its Compensation Committee.

During the year ended September 30, 2008, Mr. Edelhart received an option to purchase 5,000 shares of the Company’s common stock that was fully vested at September 30, 2008.  Subsequent to September 30, 2008, Mr. Edelhart also received an option to purchase 150,000 shares of the Company's common stock under the Company's 2003 Stock Plan. The fiscal 2009 option grant, which is subject to shareholder approval, vests in 48 equal monthly installments.

In connection with their respective appointments, Messrs. Edelhart, LeClaire, Sommer and Ms. Bolton each received 10,000 shares of restricted stock that vest over three years from the date of grant.

Relocation of Certain Functions

During the year ended September 30, 2008, we closed our corporate offices in Mesa, Arizona that housed certain customer service functions, IT functions and corporate administration.  The corporate and IT functions are being relocated to our Las Vegas, Nevada office and our customer service functions are being transitioned to our operations in the Philippines.  We applied the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” in accounting for these events and recorded an expense of $15,352 related to the disposal of certain assets in connection with this relocation.

Listing on NASDAQ Capital Market

On February 1, 2008, we began trading on the NASDAQ Capital Market.   Concurrent with this change, our ticker symbol was changed from LVDL.OB to LIVE.

Recent Financial Results

The following represents a summary of recent financial results:

	Q4 2008	Q3 2008	Q2 2008	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007
Net revenues	$5,764,347	$5,812,141	$6,637,785	$7,068,888	$7,120,697	$5,989,437	$6,106,544	$7,123,683
Gross margin	$4,604,243	$4,682,770	$5,532,096	$6,063,339	$5,860,893	$5,113,544	$5,148,835	$6,012,813
Operating expenses	$5,103,994	$6,533,673	$5,518,529	$5,580,857	$4,956,357	$4,537,182	$4,043,109	$5,272,758

Operating income (loss)	$(499,751)	$(1,850,903)	$13,567	$482,482	$904,536	$576,362	$1,105,726	$740,055
Net income (loss)	$(277,505)	$(1,580,697)	$3,338	$326,092	$376,053	$266,405	$626,262	$485,198

The following significant items are relevant to our fiscal 2008 and 2007 quarterly operating results:

▪
Third quarter of fiscal 2008 – includes $496,000 of severance costs associated with the termination of our former Chief Executive Officer, and $439,000 of increased stock based compensation expense associated with the accelerated vesting of stock awards to the former Chief Executive Officer; partially offset by $281,000 of decreased stock based compensation expense resulting from an increase in the estimated forfeiture rate on awards based on historical forfeiture experience  which is considered to be a reasonable approximation of expected future forfeitures.

▪	Second quarter of fiscal 2008 – includes a bonus of $150,000 to our former CEO as stipulated in his employment contract for our listing on the NASDAQ Capital Market, a national exchange.

▪	Fourth quarter of fiscal 2007 –
o
Includes an increased bad debt reserve of approximately $377,000 resulting from the Chapter 11 Bankruptcy filing of one of our LEC aggregators, representing our entire pre-petition outstanding receivable balance.  The aggregator continues to operate as debtor-in-possession.  We have since transitioned this portion of our business to another aggregator.

o	Includes the reversal of approximately $431,000 of accrued bonuses which were not paid as pre-determined financial goals were not met in fiscal 2007

▪	Second quarter of fiscal 2007 – includes the reversal of approximately $200,000 of accrued expenses related to the Attorneys’ General settlement.

▪
First quarter of fiscal 2007 – includes approximately $1,000,000 of direct response advertising costs incurred in October 2006 for which we derived no benefit based on the Attorneys’ General settlement that was agreed to in December 2006.

Further explanation of variations in our operating performance is discussed elsewhere in Item 7 of this Annual Report.

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

Revenue Recognition. We generate revenue from customer subscriptions for directory and advertising services.  We recognize revenues as services are rendered.  In some instances, we receive payments in advance of rendering services, whereupon such revenues are deferred until the related services are rendered.  Deferred revenue was $917,068 and $323,596 at September 30, 2008 and 2007, respectively.  Our billing and collection procedures include significant involvement of outside parties, referred to as aggregators for LEC billing and service providers for ACH billing.  Such processes are described below.

ACH Billing– For ACH billing, we submit electronic billing information to our service providers, who in turn use this information as a basis for processing direct bank withdrawals through an Automated Clearing House.  We receive information regarding records that are rejected or cannot otherwise be processed on a timely basis, and we recognize revenue only for those items that are processed.

LEC Billing– When a customer subscribes to our service, we create an electronic customer file, which is the basis for the billing.  We submit gross billings electronically to third party billing aggregators. These billing aggregators compile and format our electronic customer files and forward the billing records to the appropriate LECs.  The billing for our service flows through to monthly bills of the individual LEC customers.  The LECs collect our billing and remit amounts to the billing aggregators, which in turn remit funds to us.  The following are significant accounting estimates and assumptions used in the revenue recognition process with respect to these billings.

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

•
Unbilled accounts.  We recognize revenue during the month for which the service is provided based on net billings accepted by the billing aggregators.  We recognize revenue only for accepted records.  However, subsequent to this acceptance, there are instances in the LEC billing process where a customer cannot be billed due to changes in telephone numbers, telephone carriers, data synchronization issues, etc.  These amounts that ultimately cannot be billed, as well as certain minor billing adjustments by the LECs are commonly referred to as “unbilled accounts.”  Unbilled accounts are estimated at the time of billing and charged to cost of services.

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

Allowance for Doubtful Accounts.  We receive cash through the processes discussed above.  Under our contractual arrangements with our third party aggregators and service providers, the LECs and aggregators/service providers deduct from our gross billings amounts for returns, nonpaying customers, dilution and fees to arrive at net proceeds remitted to us.  We estimate an allowance for doubtful accounts on the basis of information provided by the billing aggregators and service providers.  This information is an indicator of timely payments made by our subscribers.  At September 30, 2008 and 2007, the allowance for doubtful accounts was approximately 20% and 22% of gross accounts receivable, respectively.  The allowance at September 30, 2007 included a reserve of approximately $377,000 resulting from the Chapter 11 Bankruptcy filing of one of our LEC aggregators, representing our entire pre-petition outstanding receivable balance.  Notwithstanding this additional reserve, our allowance decreased from September 30, 2007 to September 30, 2008 as we have increased our quality control procedures over the submission of our billings to reduce the risk of dilution and non-collectability.

Carrying Value of Intangible Assets.  Our intangible assets consist of licenses for the use of Internet domain names or Universal Resource Locators, or URLs, capitalized website development costs, other information technology licenses and marketing and technology related intangibles acquired through the acquisition of LiveDeal, Inc.  All such assets are capitalized at their original cost (or at fair value for assets acquired through business combinations) and amortized over their estimated useful lives.  We capitalize internally generated software and website development costs in accordance with the provisions of the AICPA Statement of Position No 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (“EITF”) No 00-02, “Accounting for Website Development Costs”, respectively.

We evaluate the recoverability of the carrying amount of intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable.  In the event of such changes, impairment would be assessed if the expected undiscounted net cash flows derived for the asset are less than its carrying amount.   No long-lived assets were impaired during the years ended September 30, 2008 and 2007 based upon management’s analysis of expected future cash flows in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  In 2008, we also obtained an independent appraisal of our intangible assets and, while the appraisal was based on different appraisal methods than those prescribed under SFAS No. 144, the appraisal supported the conclusion that no impairment exists.

Goodwill.    We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. To date, our goodwill has not been considered to be impaired based on the results of this first step.

 Customer Acquisition Costs.  We acquire customers primarily through outbound call campaigns whereby we incur costs which include the acquisition of calling lists, personnel costs, etc.  Customers subscribe to the services by affirmatively responding to those campaigns, which serve as the contract for the subscription.  Calling campaign costs are expensed as incurred.  We also incur costs to acquire customers in connection with certain fulfillment contracts.  Such costs are capitalized and amortized over the guaranteed life of the related revenue stream.

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

We have estimated net deferred income tax assets of $4,812,623, and $5,097,789 at September 30, 2008 and 2007, respectively, which relate to various timing differences between book and tax expense recognition.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109) in fiscal 2008, and we engaged an independent accounting firm to perform an analysis of our tax positions.  Such investigation did not reveal any significant uncertainties that would affect the carrying value of our deferred tax assets and liabilities at September 30, 2008.

Stock-Based Compensation.  From time-to-time, we grant restricted stock awards and options to employees, directors, executives, and consultants.  Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.  The impacts of changes in such estimates on unamortized deferred compensation cost are recorded as an adjustment to compensation expense in the period in which such estimates are revised.

Results of Operations

Net Revenues

Year Ended September 30,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2008	$25,283,161	$(1,057,200)	(4.0)%
2007	$26,340,361

Net revenues in fiscal 2008 decreased by approximately $1,057,000 due primarily to a decrease in revenues billed through ACH of approximately $2,982,000 and other miscellaneous decreases of $463,000, partially offset by an increase of $1,189,000 in sales of classified, banner and other advertisements, an increase in LEC billings of approximately $624,000 and an increase in premium sales of $575,000.  The ACH revenues declined in fiscal 2008 as compared to fiscal 2007 due to the effects of the attorneys general settlement in December 2006 which has led to lost customers in this billing channel.  We have experienced an increase in LEC billings in fiscal 2008 as compared to fiscal 2007 reflecting the effects of new fulfillment contracts and telemarketing efforts, and our classified and advertising revenues have increased due to the acquisition of LiveDeal Inc, as fiscal 2007 only included LiveDeal revenues beginning with June 6, 2007, the date of acquisition.

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
The majority of our IAP customers pay between $27.50 and $39.95 per month.

Cost of Services

Year Ended September 30,	Cost of Services	Change from Prior Year	Percent Change from Prior Year

2008	$4,400,713	$196,437	4.7%
2007	$4,204,276

Cost of services increased in fiscal 2008 as compared to fiscal 2007 due to an increase in LEC billings, which have higher costs than other billing channels, partially offset by an overall decline in net revenues.  Also included in fiscal 2007 is a bad debt reserve of approximately $377,000 resulting from the Chapter 11 Bankruptcy filing of one of our LEC aggregators, representing our entire pre-petition outstanding receivable balance from this LEC. The following table sets forth billings by channel for each of the following fiscal years:

	2008	2007
LEC billing	65%	63%
ACH billing	20%	30%
Direct billing, credit card & other	15%	7%

We expect cost of services to continue to be directly correlated to our usage of LEC billing channels.

Gross Profit

Year Ended September 30,	Gross Profit	Change from Prior Year	Percent Change from Prior Year

2008	$20,882,448	$(1,253,637)	(5.7)%
2007	$22,136,085

The changes in our gross profits were due primarily to changes in revenues and increased cost of sales associated with higher utilization of LEC billing channels. Gross margins were 83% and 84% of net revenues in fiscal 2008 and 2007, respectively.

General and Administrative Expenses

Year Ended September 30,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2008	$15,610,521	$3,091,901	24.7%
2007	$12,518,620

General and administrative expenses increased in fiscal 2008 as compared to fiscal 2007 due to the following:

•
An increase in depreciation and amortization expense of approximately $500,000 stemming primarily from the effects of the LiveDeal acquisition, which added $2,200,000 of depreciable and amortizable long-lived and intangible assets, and additional capitalized costs for enhancements to our websites and on-line customer service applications;

•	An increase in compensation expense of approximately $2,270,000 due to:

o
Salaries and other compensation expense of $761,000 associated with the LiveDeal acquisition that took place in June 2007, as 2007 only included LiveDeal expenses beginning with June 6, 2007, the date of acquisition;

o	$496,000 of severance costs associated with the termination of our former Chief Executive Officer;

o	$439,000 of increased stock based compensation expense associated with the accelerated vesting of stock awards to the former Chief Executive Officer;

o	$1,189,000 of increased compensation costs associated with the development of certain call center functions in our Las Vegas headquarters; partially offset by,

o
$281,000 of decreased stock based compensation expense resulting from an increase in the estimated forfeiture rate on awards based on historical forfeiture experiencewhich is considered to be a reasonable approximation of expected future forfeitures; and

o	$334,000 of other compensation cost decreases primarily due to reductions in staffing and bonus expense.

•
An increase in other general and administrative expenses of approximately $376,000 primarily due to increased facility, office and other corporate expenses associated with the LiveDeal acquisition, as 2007 only included LiveDeal expenses beginning with June 6, 2007, the date of acquisition; and

•	Other general and administrative cost increases of $168,000; partially offset by,

•
A decrease in professional and consulting fees of approximately $223,000 as we incurred significant expenses in fiscal 2007 to develop our strategic direction following the effects of the Attorneys’ General settlement, partially offset by increased legal fees in fiscal 2008 associated with executive turnover and other events.

 The following table sets forth our recent operating performance for general and administrative expenses:

	Q4 2008	Q3 2008	Q2 2008	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007
Compensation for employees, leased employees, officers and directors	$1,810,383	$3,181,375	$2,377,412	$1,928,272	$1,535,115	$1,760,439	$1,877,103	$1,873,582
Professional fees	456,180	275,638	191,330	281,418	184,507	529,139	319,948	394,028
Reconfirmation, mailing, billing and other customer-related costs	48,529	18,185	27,735	17,601	33,662	24,269	34,042	23,715
Depreciation and amortization	588,718	505,095	487,085	478,433	460,554	396,759	364,724	336,887
Other general and administrative costs	643,785	842,571	761,583	689,247	757,136	522,583	531,915	558,513

Sales and Marketing Expenses

Year Ended September 30,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2008	$7,126,532	$635,028	9.8%
2007	$6,491,504

Sales and marketing expenses increased in fiscal 2008 compared to fiscal 2007 due to an increase of approximately $1,609,000 of increased online marketing costs and $1,058,000 associated with the amortization of customer acquisition costs of a new wholesale fulfillment contract, partially offset by a reduction of approximately $1,000,000 of direct response mailing campaign expenses that were discontinued in early fiscal 2007 and decreased telemarketing costs associated with bringing such activities in-house stemming from the acquisition of OnCall Subscriber Management Inc. in fiscal 2007.   The increase in online marketing costs is attributable to the acquisition of LiveDeal in June 2007 as such costs were only included in our results beginning with the date of acquisition.

Litigation and Related Expenses

Year Ended September 30,	Litigation and Related Expenses	Change from Prior Year	Percent Change from Prior Year

2008	$-	$200,718	(100.0)%
2007	$(200,718)

In fiscal 2008, we had no substantial litigation expenses attributable to any particular pending or threatened litigation and therefore included all legal costs as part of general and administrative expenses.  In fiscal 2007, we had no significant outstanding, pending or threatened litigation and we also concluded the Attorneys’ General settlement in fiscal 2007 and reversed our remaining accruals of approximately $201,000.

Operating Income (Loss)

Year Ended September 30,	Operating Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2008	$(1,854,605)	$(5,181,284)	(155.7)%
2007	$3,326,679

The decrease in operating income for fiscal 2008 compared to fiscal 2007 is primarily due to decreases in net revenues and increases in costs, general and administrative and sales and marketing expenses as detailed above.

Other Income (Expense)

Year Ended September 30,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2008	$137,742	$(145,172)	(51.3)%
2007	$282,914

Other income (expense) consists primarily of interest income on cash and short term investments, and decreased from fiscal 2007 to fiscal 2008 primarily as a result of decreased cash and short term investment balances.

Income Tax Provision (Benefit)

Year Ended September 30,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2008	$(188,091)	$(2,043,766)	(110.1)%
2007	$1,855,675

The change in our income tax provision (benefit) in each of the above years is due primarily to changes in our pre-tax income.  However, in fiscal 2008 and 2007, we incurred additional income tax expense of $517,547 and $499,885, respectively, due to book-tax differences in the recognition of restricted stock awards.  During these periods, a portion of our restricted stock awards had vested and, due to declines in our stock price from grant date to vest date, the tax effects of the vesting of these awards were less than the carrying value of the related deferred tax assets.

Net Income (Loss)

Year Ended September 30,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2008	$(1,528,772)	$(3,282,690)	(187.2)%
2007	$1,753,918

Changes in net income (loss) are primarily attributable to changes in operating income and changes in income tax expense.  As the two years yielded different operating results stemming from the impacts of the Attorneys’ General settlement, changes in the use of billing channels, changes in marketing strategies and other operating changes, see the respective financial statement line item narratives included herein for a detailed analysis of changes in our results of operations.

Liquidity and Capital Resources

Net cash provided by operating activities decreased approximately $432,000, or 24.5%, to $1,333,000 for the year ended September 30, 2008, compared to $1,765,000 for the year ended September 30, 2007.  Although we incurred a net loss in fiscal 2008, we generated cash flows from operations as our net loss included approximately $4,796,000 of non-cash charges including depreciation and amortization, stock based compensation, deferred tax expense and provisions for uncollectible accounts.   Our net cash provided by operating activities was also impacted by changes in operating assets and liabilities, the most significant of which in fiscal 2008 was the payment of $1,700,000 to acquire additional wholesale accounts.  In fiscal 2007, we incurred the payment of over $3,000,000 related to the Attorneys’ General settlement.

Our primary source of cash inflows is net remittances from our billing channels, including ACH billings and LEC billings.  For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission.  For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process.  The billing service aggregators generally do not remit funds until they are collected.  Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates.  Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense.  These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time.  We classify these holdback reserves as current or long-term receivables on our consolidated balance sheet, depending on when they are scheduled to be remitted to us.  As of September 30, 2008, approximately 52% of our gross accounts receivable are due from three aggregators.

Our most significant cash outflows include payments for marketing expenses and general operating expenses.  General operating cash outflows consist of payroll costs, income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used in investing activities during fiscal 2008 totaled $1,817,000 and consisted of purchases of intangibles of $1,227,000 and purchases of equipment of approximately $589,000.  Net cash used in investing activities totaled $2,176,000 during fiscal 2007 and consisted of $4,114,000 of net cash outflows for the acquisitions of LiveDeal, Inc. and OnCall Subscriber Management Inc., $939,000 of expenditures for software and intangible assets and $205,000 of purchases of equipment, partially offset by the liquidation of $3,082,000 of certificates of deposit and other investments.

Net cash used for financing activities was approximately $551,000 during fiscal 2008 and was primarily attributable to the purchase of treasury stock.  Net cash used for financing activities was $310,000 during fiscal 2007 and consisted primarily of repurchases of stock owned by dissenting shareholders in connection with the acquisition of LiveDeal, Inc.

We had working capital of $11,260,000 as of September 30, 2008 compared to $11,632,000 as of September 30, 2007.  Our cash position decreased to $4,640,000 at September 30, 2008 compared to $5,675,000 at September 30, 2007, as investing and financing outflows exceeded cash flows from operations, each of which is described above.

During 2005, our Board of Directors authorized the repurchase of up to $3,000,000 of our common stock from time to time on the open market or in privately negotiated transactions.  We purchased a total of 85,385 shares at an aggregate cost of $686,793 under the plan. On May 25, 2007, the Company’s Board of Directors terminated the 2005 stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions.  We purchased a total of 148,820 shares at an aggregate cost of $525,844 under the 2007 plan through September 30, 2008. Subsequent to year-end, the Company acquired an additional 317,004 shares of its common stock at an aggregate cost of $487,480.  The repurchase plan was increased by another $500,000 on October 23, 2008.

We believe that our existing cash on hand and additional cash generated from operations will provide us with sufficient liquidity to meet our operating needs for the next 12 months.

At September 30, 2008, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

As of September 30, 2008, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2008 or 2007) or commodity price risk.

ITEM 8. Financial Statements and Supplementary Data

LIVEDEAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

LiveDeal, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of LiveDeal, Inc. and Subsidiaries as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LiveDeal, Inc. and Subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
December 22, 2008

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
Assets	2008	2007

Cash and equivalents	$4,639,787	$5,674,533
Accounts receivable, net	6,880,492	6,919,180
Prepaid expenses and other current assets	792,309	510,609
Customer acquisition costs, net	642,220	-
Income taxes receivable	487,532	316,429
Deferred tax asset	949,121	546,145
Total current assets	14,391,461	13,966,896
Accounts receivable, long term portion, net	2,011,143	1,941,996
Property and equipment, net	959,854	423,563
Deposits and other assets	83,547	103,057
Intangible assets, net	6,736,078	7,372,147
Goodwill	11,706,406	11,683,163
Deferred tax asset, long term	3,863,502	4,551,644
Total assets	$39,751,991	$40,042,466

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$1,078,712	$1,138,265
Accrued liabilities	1,991,369	1,196,330
Current portion of capital lease obligation	61,149	-
Total current liabilities	3,131,230	2,334,595
Capital lease obligation, net of current portion	170,838	-
Total liabilities	3,302,068	2,334,595

Commitments and contingencies

Stockholders' Equity:
Series E convertible preferred stock, $.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $.001 par value, 100,000,000 shares authorized,6,513,686 and 7,022,242 issued and 6,513,686 and 6,693,676 outstanding in 2008 and 2007	6,514	6,694
Treasury stock (0 and 328,566 shares carried at cost)	-	(2,714,698)
Paid in capital	20,884,112	23,325,888
Retained earnings	15,548,431	17,079,121
Total stockholders' equity	36,449,923	37,707,871

Total liabilities and stockholders' equity	$39,751,991	$40,042,466

See accompanying notes to consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2008	2007

Net revenues	$25,283,161	$26,340,361
Cost of services	4,400,713	4,204,276
Gross profit	20,882,448	22,136,085

Operating expenses:
General and administrative expenses	15,610,521	12,518,620
Sales and marketing expenses	7,126,532	6,491,504
Litigation and related expenses	-	(200,718)
Total operating expenses	22,737,053	18,809,406
Operating income (loss)	(1,854,605)	3,326,679
Other income (expense):
Interest expense	(3,586)	-
Interest income	138,280	271,969
Other income (expense)	3,048	10,945
Total other income (expense)	137,742	282,914

Income (loss) before income taxes	(1,716,863)	3,609,593
Income tax provision (benefit)	(188,091)	1,855,675
Net income (loss)	$(1,528,772)	$1,753,918

Net income (loss) per common share:
Basic	$(0.25)	$0.34
Diluted	$(0.25)	$0.33

Weighted average common shares outstanding:
Basic	6,231,610	5,108,551
Diluted	6,231,610	5,336,439

See accompanying notes to consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Treasury	Paid-In	Deferred	Retained
	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Earnings	Total

Balance, September 30, 2006	5,002,159	$5,002	127,840	$10,866	$(2,407,158)	$12,294,186	$(2,854,122)	$15,327,599	$22,376,373

Reclass of deferred compensation	-	-	-	-	-	(2,854,122)	2,854,122	-	-
Series E preferred stock dividends	-	-	-	-	-	-	-	(2,396)	(2,396)
Common stock issued in restricted stock plan	78,500	79	-	-	-	(79)		-	-
Common stock issued in acquisition	1,675,016	1,675	-	-	-	12,326,370	-	-	12,328,045
Shares acquired from LiveDeal shareholders	(44,224)	(44)			(307,540)	44			(307,540)
Issuance of restricted stock in exchange for services	10,800	11	-	-	-	78,828	-	-	78,839
Restricted stock cancellations	(28,575)	(29)	-	-	-	29	-	-	-
Amortization of deferred stock compensation	-	-	-	-	-	1,480,632	-	-	1,480,632
Net income	-	-	-	-	-	-	-	1,753,918	1,753,918

Balance, September 30, 2007	6,693,676	6,694	127,840	10,866	(2,714,698)	23,325,888	-	17,079,121	37,707,871

Series E preferred stock dividends	-	-	-	-	-	-	-	(1,918)	(1,918)
Common stock issued in restricted stock plan	53,000	53	-	-	-	(53)	-	-	-
Stock option grant	-	-	-	-	-	10,155	-	-	10,155
Restricted stock cancellations	(84,169)	(84)	-	-	-	84	-	-	-
Amortization of deferred stock compensation	-	-	-	-	-	788,431	-	-	788,431
Treasury stock purchases	(148,820)	(149)	-	-	(525,844)	149	-	-	(525,844)
Treasury stock retired	-	-	-	-	3,240,542	(3,240,542)	-	-	-
Net income (loss)	-	-	-	-	-	-	-	(1,528,772)	(1,528,772)

Balance, September 30, 2008	6,513,687	$6,514	127,840	$10,866	$-	$20,884,112	$-	$15,548,431	$36,449,923

See accompanying notes to consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,528,772)	$1,753,918
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,191,237	1,575,488
Amortization of stock-based compensation	788,431	1,480,632
Issuance of common stock as compensation for services	-	78,839
Non-cash stock compensation expense	10,155	-
Non-cash compensation expense to Chief Executive Officer	-	88,680
Deferred income taxes	285,166	1,564,352
(Gain) loss on disposal of equipment	15,352	4,128
Provision for uncollectible accounts	505,812	660,963
Changes in assets and liabilities:
Accounts receivable	(536,271)	(237,771)
Customer acquisition costs	(1,700,000)	-
Prepaid and other current assets	(281,700)	(252,182)
Deposits and other assets	19,510	(851)
Accounts payable	(59,553)	(718,151)
Accrued liabilities	795,039	(3,654,358)
Income taxes receivable	(171,103)	(578,191)

Net cash provided by operating activities	1,333,303	1,765,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	-	(4,114,139)
Expenditures for intangible assets	(1,227,334)	(939,102)
Net purchases/redemptions of certificates of
deposits and other investments	-	3,082,053
Purchases of equipment	(589,338)	(204,614)

Net cash used in investing activities	(1,816,672)	(2,175,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(1,918)	(2,396)
Principal repayments on capital lease obligations	(23,615)	-
Purchase of treasury stock	(525,844)	(307,540)

Net cash used in financing activities	(551,377)	(309,936)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,034,746)	(720,242)

CASH AND CASH EQUIVALENTS, beginning of year	5,674,533	6,394,775

CASH AND CASH EQUIVALENTS, end of year	$4,639,787	$5,674,533

Supplemental cash flow disclosures:
Cash paid for interest	$3,586	$-
Cash paid for income taxes	$1,860	$870,000
Noncash financing and investing activities - acquisition of equipment under capital leases	$255,602	$-

See accompanying notes to consolidated financial statements.

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

On June 6, 2007, the Company completed its acquisition of LiveDeal, Inc. (“LiveDeal”), a California corporation.  LiveDeal operates an online local classifieds marketplace, www.livedeal.com, which listed millions of goods and services for sale across the United States.   The technology acquired in the acquisition offers such classifieds functionality as fraud protection, identity protection, e-commerce, listing enhancements, photos, community-building, package pricing, premium stores, featured Yellow Page business listings and advanced local search capabilities.

On July 10, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of OnCall Subscriber Management Inc., a Manila, Philippines-based company that provides telemarketing services.  The acquisition took place through the Company’s wholly-owned subsidiary, 247 Marketing LLC, a Nevada limited liability company.

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

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, LiveDeal, 247 Marketing, Telco and Telco of Canada, Inc, the Company’s wholly owned subsidiaries, for the years ended September 30, 2008 and 2007.  The results of LiveDeal and 247 Marketing are included from their respective acquisition dates of June 6, 2007 and July 10, 2007, respectively.

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

Property and Equipment:  Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. Depreciation expense was $293,297 and $155,929 for the years ended September 30, 2008 and 2007, respectively.

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

In some instances, the Company receives payments in advance of rendering services, whereupon such revenues are deferred until the related services are rendered.  Deferred revenue was $917,068 and $323,596 at September 30, 2008 and 2007, respectively.

Allowance for Doubtful Accounts:  The Company maintains an allowance for doubtful accounts, which includes allowances for customer refunds, dilution and fees from LEC billing aggregators and other uncollectible accounts.  Reserves are established based on historical experience and known trends.  The Company has reduced its allowance for doubtful accounts to 19.9% at September 30, 2008 from 21.7% at September 30, 2007 as the Company has improved its quality control procedures over billing submissions which has reduced the amount of dilution on LEC billings.

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

Foreign Currency Translation:  The Company has determined that the United States Dollar is the functional currency for its foreign operations.  Accordingly, gains and losses resulting from the translation of foreign currency amounts to functional currency are included in the statements of operations in the period in which they occur.

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

Significant estimates made in connection with the accompanying consolidated financial statements include the estimate of dilution and fees associated with LEC billings, the estimated reserve for doubtful accounts receivable, estimated customer retention period used for the amortization of customer acquisition costs, estimated forfeiture rates for stock-based compensation, fair values in connection with the analysis of goodwill and long-lived assets for impairment, and estimated useful lives for intangible assets and property and equipment.

Stock-Based Compensation:  The Company from time-to-time grants restricted stock awards and options to employees and executives.  Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

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

Internally Developed Software and Website Development Costs:  The Company incurs internal and external costs to develop software and websites to support its core business functions.  The Company capitalizes internally generated software and website development costs in accordance with the provisions of the AICPA Statement of Position No 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (“EITF”) No 00-02, “Accounting for Website Development Costs”, respectively.

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that the Company assess the issue of impairment of a long-lived asset annually or whenever there is an indication that its carrying amount may not be recoverable.  The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.   The Company most recently completed an impairment evaluation in the fourth quarter of fiscal 2008.  No long-lived assets were determined to be impaired during the years ended September 30, 2008 and 2007.

Goodwill:    We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. To date, our goodwill has not been considered to be impaired based on the results of this first step.

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

Recently Issued Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what effects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and result of operations.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP”). The FSP specifies that issuers of convertible debt instruments that permit or require the issuer to pay cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company would be required to apply the guidance retrospectively to all past periods presented, even to instruments that have matured, converted, or otherwise been extinguished as of the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not believe this FSP will impact its financial statements.

In June 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“Issue 07-05”). EITF No. 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, some instruments that are potentially subject to the guidance in EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“Issue 00-19”) but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9, it is still necessary to evaluate whether it is classified in stockholders’ equity. It is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact this EITF will have on its financial statements.

3.	ACQUISITIONS

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

At the site, users can search classifieds in any region and can look up businesses in a Yellow Pages database. As with most classified ad sites, users are offered a search window and a listing of subcategories.  Sales are made directly between the user (buyer) and seller, and an "email the seller" link is provided to assist in this process.

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

Pro Forma Financial Information

The following table provides pro forma results of operations for the year ended September 30, 2007 as if LiveDeal had been acquired as of the beginning of the fiscal year.  The pro forma results include certain purchase accounting adjustments such as the estimated changes in amortization expense on acquired intangible assets, increased compensation expense resulting from the contractual obligation for an executive's salary and the elimination of interest expense on borrowings that were satisfied through the acquisition.  However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of LiveDeal.  Accordingly, such amounts are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the dates indicated or that may result in the future.

Year ended September 30,
2007
(unaudited)

Net revenues	$28,057,074

Net loss	$(1,834,830)

Diluted net loss per share	$(0.28)

The Company did not provide pro forma information for the acquisition of OnCall Subscriber Management Inc. as this entity was a carve-out of a larger entity.  As such, historical financial information of the acquired entity on a standalone basis is unattainable.

4.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	September 30,
	2008	2007
Receivables, current, net
Accounts receivable, current	8,923,315	$9,221,903
Less: Allowance for doubtful accounts	(2,042,823)	(2,302,723)
	6,880,492	$6,919,180
Receivables, long term, net
Accounts receivable, long term	2,171,865	$2,101,071
Less: Allowance for doubtful accounts	(160,722)	(159,075)
	2,011,143	$1,941,996
Total receivables, net
Gross receivables	11,095,180	$11,322,974
Gross allowance for doubtful accounts	(2,203,545)	(2,461,798)
	8,891,635	$8,861,176

Components of allowance for doubtful accounts are as follows:
Allowance for dilution and fees on amounts due from billing aggregators	1,775,276	$1,888,730
Allowance for customer refunds	428,269	573,068
	2,203,545	$2,461,798
Property and equipment, net
Leasehold improvements	233,970	$455,286
Furnishings and fixtures	311,319	310,499
Office, computer equipment and other	961,931	1,423,989
	1,507,220	2,189,774
Less: Accumulated depreciation	(547,366)	(1,766,211)
	959,854	$423,563
Intangible assets, net
Domain name and marketing related intangibles	7,208,600	$7,208,600
Non-compete agreement	3,465,000	3,465,000
Website and technology related intangibles	4,147,459	3,006,093
	14,821,059	13,679,693
Less: Accumulated amortization of intangible	(8,084,981)	(6,307,546)
	6,736,078	$7,372,147
Accrued liabilities
Litigation accrual	-	$-
Deferred revenue	917,068	323,596
Accrued payroll and bonuses	306,984	339,305
Accrued expenses - other	767,317	533,428
	1,991,369	$1,196,330

5.	ACCOUNTS RECEIVABLE

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

The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies.  The net receivable due from such billing services providers represented 2%, 35% and 15%, respectively, of the Company’s total net accounts receivable at September 30, 2008 and 31%, 23%, and 16%, respectively, of the Company’s total net accounts receivable at September 30, 2007.

Subscription receivables that are directly billed by the Company are valued and reported at the estimated future collection amount. Determining the expected collections requires an estimation of both uncollectible accounts and refunds.  The net direct-billed subscriptions receivable at both September 30, 2008 and 2007, respectively, were $150,323.

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

The following summarizes the estimated future amortization expense related to intangible assets:

Years ended September 30,
2009	$1,984,442
2010	1,410,729
2011	655,838
2012	345,387
2013	261,387
Thereafter	2,078,295
Total	$6,736,078

Total amortization expense related to intangible assets was $1,840,161 and $1,419,559 for the years ended September 30, 2008 and 2007.

No long-lived assets were impaired during the years ended September 30, 2008 and 2007 based upon management’s analysis of expected future cash flows in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  In 2008, the Company also obtained an independent appraisal of its intangible assets and, while the appraisal was based on different appraisal methods than those prescribed under SFAS No. 144, the appraisal supported the conclusion that no impairment exists.

7.	CAPITAL LEASES

The Company has entered into two capital leases for communications equipment during the year ended September 30, 2008, with a cost basis of $255,603 with terms ranging from 45 to 48 months and imputed interest rates ranging from 3.6 to 13.2 percent.  All capital leases are secured by the underlying equipment.  Equipment acquired under these capital leases is being depreciated over their estimated lives of four years.

Future minimum lease payments due under the capital lease agreements are as follows for the years ended September 30:

2009	$69,838
2010	69,838
2011	69,838
2012	41,213
2013	-
Thereafter	-
Total minimum lease payments	250,728
Less imputed interest	(18,741)
Present value of minimum lease payments	231,987
Less: current maturities of capital lease obligations	61,149
Noncurrent maturities of capital lease obligations	$170,838

8.	STOCKHOLDERS’ EQUITY

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

Treasury Stock

The Company’s treasury stock consists of shares repurchased on the open market or shares received through various agreements with third parties.  The value of such shares is determined based on cash paid or quoted market prices.  During fiscal 2004, all then-outstanding treasury shares, valued at $216,000 were retired.  On April 1, 2005, the Company acquired 188,957 shares valued at $1,606,000 as partial settlement of amounts due from affiliates.  On May 18, 2005, the Company’s Board of Directors authorized a plan to repurchase up to $3,000,000 of common stock from time to time on the open market or in privately negotiated transactions.  In fiscal 2006, the Company acquired 25,260 shares for $134,000 and in fiscal 2005; the Company acquired 60,125 shares for $566,000 under this plan.  In July 2006, the Company acquired 10,000 shares valued at $101,000 in connection with the exercise of its option to acquire the URL www.yp.com as described in Note 6.

On May 25, 2007, the Company’s Board of Directors terminated the May 18, 2005 stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions.  This program was expanded subsequent to September 30, 2008 – see Note 17.

Dividends

During the years ended September 30, 2008 and 2007 the Company accrued dividends of $1,918 and $2,396, respectively, to holders of Series E preferred stock.

9.	NET (LOSS)/INCOME PER SHARE

Net (loss)/income per share is calculated using the weighted average number of shares of common stock outstanding during the year.  Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted income (loss) per share:

	Year Ended September 30, 2008	Year Ended September 30, 2007

Income (loss)	$(1,528,772)	$1,753,918
Less: preferred stock dividends	(1,918)	(2,396)
Net income (loss) applicable to common stock	$(1,530,690)	$1,751,522

Basic weighted average common shares outstanding:	6,231,610	5,108,551
Add incremental shares for:
Unvested restricted stock	-	222,359
Series E convertible preferred stock	-	5,529
Outstanding warrants	-	-
Diluted weighted average common shares outstanding:	6,231,610	5,336,439

Net income (loss) per share:
Basic	$(0.25)	$0.34
Diluted	$(0.25)	$0.33

The following potentially dilutive securities were excluded from the calculation of net income (loss) per share because the effects are antidilutive:

	September 30,
	2008	2007

Warrants to purchase shares of common stock	-	-
Series E convertible preferred stock	243	-
Shares of non-vested restricted stock	112,811	63,406
	113,054	63,406

10.	COMMITMENTS AND CONTINGENCIES

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2013.  Rent expense under these leases was $819,752 and $526,617 for the years ended September 30, 2008 and 2007, respectively.

At September 30, 2008, future minimum annual lease payments under operating lease agreements for fiscal years ended September 30 are as follows:

2009	$801,181
2010	510,465
2011	408,065
2012	315,331
2013	78,720
Thereafter	-
$2,113,763

Change in Officers and Employment Agreements
Dan Coury was terminated as our Chief Executive Officer on May 19, 2008 and, in connection with this termination he resigned as a member of our Board of Directors.  Pursuant to the terms of his employment agreement dated September 19, 2006 (the "Employment Agreement"); the Company paid Mr. Coury (i) his earned but unpaid salary and vacation through May 19, 2008 and (ii) a one-time lump sum payment of $496,000 in connection with his termination. Of the 155,000 shares of restricted stock of the Company that Mr. Coury owned at the date of his departure, 111,667 shares were immediately vested and the remaining 43,333 shares were forfeited and cancelled.  Mr. Coury will also be maintained on the Company’s health, dental and disability benefit plans (or reimbursed for similar coverage in the event that the Company is unable to maintain him on such plans) for a period of 12 months. As required under the Employment Agreement, Mr. Coury provided the Company with a general release of any and all claims relating to his employment and/or the termination thereof in consideration of the payments described above.

On May 22, 2008, the Company’s Board of Directors appointed Mr. Rajesh Navar as its chairman and Mr. Navar resigned his position as President of the Company.

On June 1, 2008, Michael Edelhart was appointed as Chief Executive Officer and to serve as a director of the Company.  In exchange for his role as Chief Executive Officer, Mr. Edelhart receives compensation of $250,000 annually and will be eligible to receive a bonus of up to $60,000 per year if the Company achieves certain performance objectives established by the Company's Board of Directors and/or its Compensation Committee.  During the year ended September 30, 2008, Mr. Edelhart received an option to purchase 5,000 shares of the Company’s common stock that was fully vested at September 30, 2008.  Subsequent to September 30, 2008, Mr. Edelhart also received an option to purchase 150,000 shares of the Company's common stock under the Company's 2003 Stock Plan. The fiscal 2009 option grant, which is subject to shareholder approval, vests in 48 equal monthly installments.

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, and results of operations, cash flows or liquidity.

Except as described below, as of September 30, 2008, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business. While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which a ruling occurs. The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operation could change in the future.

The Company has not recorded any accruals pertaining to its legal proceedings as they do not meet the criteria for accrual under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

Joe Cunningham v. LiveDeal, Inc. et al.

On July 16,2008, Joseph Cunningham, a member of LiveDeal's Board of Directors, its former Chairman, and a former Chairman of its Audit Committee, filed a complaint with the U.S. Department of Labor's Occupational Safety and Health Administration ("OSHA") alleging that the Company and certain members of its Board of Directors had engaged in discriminatory employment practices in violation of the Sarbanes-Oxley Act of 2002's statutory protections for corporate whistleblowers when the Board of Directors removed him as Chairman on May 22, 2008. In his complaint, Mr. Cunningham asked OSHA to order his appointment as Chief Executive Officer of the Company or, in the alternative, to order his reinstatement as Chairman of the Board. Mr. Cunningham also sought back pay, special damages and litigation costs. As previously disclosed, at the time the Company received the notice, its Board of Directors had already formed a Special Committee to investigate the matters raised by Mr. Cunningham in a preliminary draft of his OSHA complaint, which his attorney provided to the Company on June 26, 2008. OSHA's and the Special Committee's investigations are ongoing as of the date of this report.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. ("GES") filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court. GES has alleged in its complaint that the Company's use of activator checks violated the Washington Consumer Protection Act. GES is seeking injunctive relief against the Company’s use of the checks, as well as a judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class. LiveDeal has denied the allegations.

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

On November 12,2008, the Illinois Attorney General filed a complaint against the Company requesting money damages and injunctive relief for claims that LiveDeal employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in par promoted premium Internet Yellow Page listings to Illinois consumers. Based on a preliminary investigation into the sales scripts and automated verification system utilized in the telemarketing campaign, the Company denies the allegations raised in the complaint and will vigorously defend the claim.

Other Contractual Commitments

During the third quarter of fiscal 2006, the Company entered into a contractual arrangement with a consulting firm to provide strategic and operational related consulting services.  Under the terms of the agreement, the Company is obligated to make future payments through July 2009 that vary based on the Company’s billed customer count subject to a minimum of $20,000 per month.  Current payments are approximately $100,000 per month.  Future amounts payable under this agreement have not been accrued in the accompanying consolidated financial statements as such payments are for future services.

11.	PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for years ended September 30, is summarized as follows:

	2008	2007

Current provision (benefit)	$(470,728)	$291,273
Deferred (benefit) provision	282,637	1,564,402
Net income tax (benefit) provision	$(188,091)	$1,855,675

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

	2008		2007
	Amount	Percent	Amount	Percent

Federal statutory rates	$(583,733)	34%	$1,227,262	34%
State income taxes	(57,707)	3%	121,282	3%
Write off of deferred tax asset related to vested restricted stock	517,547	(30)%	499,885	14%
Other	(64,198)	4%	7,246	0%
Effective rate	$(188,091)	11%	$1,855,675	51%

At September 30, deferred income tax assets and liabilities were comprised of:

	2008	2007
Deferred income tax asset, current:
Book to tax differences in accounts receivable	$884,368	$546,145
Book to tax differences in accrued expenses	64,754	-
Total deferred income tax asset, current	949,121	546,145

Deferred incom tax asset, long-term:
Net operating loss carryforwards	3,481,786	3,545,618
Book to tax differences for stock based compensation	204,805	951,246
Book to tax differences in intangible assets	1,342,998	121,613
Book to tax differences in depreciation	(1,166,088)	(66,833)
Total deferred income tax asset, long-term	3,863,502	4,551,644

Total deferred income tax asset	$4,812,623	$5,097,789

12.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in Arizona and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 as of September 30, 2008.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible accounts receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies.  The Company is dependent upon these billing companies for collection of its accounts receivable.  The net receivable due from such billing services providers represented 2%, 35% and 15%, respectively, of the Company’s total net accounts receivable at September 30, 2008 and 31%, 23%, and 16%, respectively, of the Company’s total net accounts receivable at September 30, 2007..

13.	STOCK-BASED COMPENSATION

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

As of September 30, 2008, there were 586,192 shares authorized under the 2003 Plan that were granted and remain outstanding, of which 381,267 have vested and 204,925 are in the form of restricted stock.  These shares of restricted stock were granted to the Company’s service providers, executives and directors.  Of the 204,925 shares, 176,350 shares vest on a cliff basis 3 years from the date of grant, 6,250 shares vest on a cliff basis 5 years from the date of grant, and 22,325 vest on a cliff basis 10 years from the date of grant.  Certain market performance criteria may accelerate the vesting of a portion of these awards if the stock price exceeds $50 per share.  As of September 30, 2008, total unrecognized compensation cost related to unvested awards was $581,709.  The weighted average period over which such compensation cost is to be recognized is 1.80 years.  Additionally, the Company has 22,500 shares of unvested restricted stock awards related to the LiveDeal acquisition that were issued outside of the 2003 Plan which vest in June 2010.

The following table sets forth the activity with respect to compensation-related restricted stock grants:

Outstanding (unvested) at September 30, 2006	535,607
Granted	78,500
Forfeited	(28,575)
Vested	(143,625)
Outstanding (unvested) at September 30, 2007	441,907
Granted	53,000
Forfeited	(84,169)
Vested	(183,313)
Outstanding (unvested) at September 30, 2008	227,425

The vesting of substantially all shares of restricted stock accelerates upon a change of control, as defined in the 2003 Plan.  Compensation expense is determined at the date of grant, is equal to the stock price at the date of grant, and is deferred and recognized on a straight-line basis over the vesting period. The weighted-average grant-date fair value of awards issued during the years ended September 30, 2008 and 2007 was $3.30 and $7.45 per share, respectively.  The weighted-average grant-date fair value of the shares outstanding is $8.32 per share.

During the years ended September 30, 2008 and 2007 the Company recognized compensation expense of $788,431 and $1,480,632, respectively, under the 2003 Plan and other restricted stock issuances.

During the year ended September 30, 2008, the Company’s Chief Executive Officer received an option to purchase 5,000 shares of the Company’s common stock that was fully vested at September 30, 2008.  The Company recognized compensation expense of $10,155 during the year ended September 30, 2008 based on the grant date fair value of the award using the Black Scholes option pricing model with the following assumptions:

Volatility	95.9%
Risk-free interest rate	2.2%
Expected term	5.0 years

The volatility used was based on historical volatility of the Company’s common stock, which management considers to be the best indicator of expected future volatility.  The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 107.

There was no unrecognized stock compensation associated with stock option awards as all awards were fully vested at September 30, 2008.  The following summarizes stock option activity:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
	Number of	Exercise	Fair	Remaining	Intrinsic
	Shares	Price	Value	Contractual Life	Value
Outstanding at September 30, 2007	-
Granted at market price	5,000	$2.78	$2.03
Exercised	-	$-
Cancelled	-	$-
Outstanding at September 30, 2008	5,000			9.8	$-
Exercisable	5,000	$2.78		9.8	$-

Upon the exercise of stock options, the Company may issue new shares or, if circumstances permit, issue shares held as treasury stock.

14.	EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) profit sharing plan for its employees and service providers who are eligible to participate in the plan upon reaching age 21 and completion of three months of service.   The Company made contributions of $109,919 and $34,159 to the plan for the years ended September 30, 2008 and 2007, respectively.

15.	OTHER INCOME (EXPENSE)

There were no significant items in other income (expense) in the year ended September 30, 2008.

16.	SEGMENT REPORTING

The Company operates one reportable segment – online marketplace and Yellow Page services.

At September 30, 2008 and 2007, the Company’s long-lived assets included property and equipment with a net book value of $136,451 and $205,743, respectively that reside in the Philippines.  All other long-lived assets reside in the United States.

17.	SUBSEQUENT EVENTS

On November 5, 2008, the Company entered into an agreement to sell its Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.  The Company’s primary source of ongoing revenues is the sale of Internet Advertising Packages, which targeted users of its www.yp.com property.  The Company is in the process of transitioning these customers to advertising on www.livedeal.com and are hopeful that any loss of customers resulting from its divestiture of www.yp.com will not be significant or adversely impact our future revenues.  However, certain customers may cancel their service in response to this transition, and there can be no assurance that such cancellations will not have an adverse effect on the Company’s financial condition or results of operations.

Subsequent to year-end, the Company acquired an additional 317,004 shares of its common stock at an aggregate cost of $487,480.  The repurchase plan was increased by another $500,000 on October 23, 2008.  These shares were subsequently retired.

On November 30, 2008, each of the following agreements was terminated pursuant to notices of termination delivered to the Company by its respective counterparties:

•	Fulfillment and Marketing Agreement dated October 10, 2007, by and between the Company and Sharednet.
•	Fulfillment and Marketing Agreement dated October 16, 2007, by and between the Company and OneSource Web Hosting.
•	Fulfillment and Marketing Agreement dated October 10,2007, by and between the Company and Blabb1e Networks.

Under the agreements, the Company provided certain fulfillment and directory services to the customers of Sharednet, OneSource Web Hosting and Blabble Networks, respectively (collectively, the "Wholesalers"). In exchange for such services, the Wholesalers remitted all related fees collected (less their 10% commission) to the Company. Such fees accounted for approximately $5.3 million, or 18%, of the Company’s net revenues in fiscal 2008.  The agreements accounted for 12,000 of the Company’s 65,000 customers.

In their notices of termination, the Wholesalers claimed that the Company breached the agreements by not providing proper customer support services. The Company did not incur any material early termination penalties in connection with the terminations described above.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for 2008 and 2007 follows:

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008

Net revenues	$7,068,888	$6,637,785	$5,812,141	$5,764,347
Gross profit	6,063,339	5,532,096	4,682,770	4,604,243
Net income (loss)	326,092	3,338	(1,580,697)	(277,505)

Earnings per share information:
Basic income per share	$0.05	$-	$(0.25)	$(0.04)
Diluted income per share	$0.05	$-	$(0.25)	$(0.04)

	Quarter Ended

	December 31,	March 31,	June 30,	September 30,
	2006	2007	2007	2007
	(as restated)	(as restated)	(as restated)
Net revenues	$7,123,683	$6,106,544	$5,989,437	$7,120,697
Gross profit	6,012,813	5,148,835	5,113,544	5,860,893
Net income	485,198	626,262	266,405	376,053

Earnings per share information:
Basic income per share	$0.11	$0.14	$0.05	$0.06
Diluted income per share	$0.11	$0.13	$0.05	$0.06

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

 We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

In our efforts to continuously improve our internal controls, we have made some improvements to our internal control structure effective for the preparation of our financial statements for the year ended September 30, 2008, including the adoption of a formal accounting policies and procedures manual, and increased documentation surrounding certain authorization and review controls.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2008 has not been audited by our auditors, Mayer Hoffman McCann P.C. or any other independent registered accounting firm.

ITEM 9B. Other Information

On November 30, 2008, each of the following agreements was terminated pursuant to notices of termination delivered to the Company by its respective counterparties:

•	Fulfillment and Marketing Agreement dated October 10, 2007, by and between the Company and Sharednet.
•	Fulfillment and Marketing Agreement dated October 16, 2007, by and between the Company and OneSource Web Hosting.
•	Fulfillment and Marketing Agreement dated October 10,2007, by and between the Company and Blabb1e Networks.

Under the agreements, the Company provided certain fulfillment and directory services to the customers of Sharednet, OneSource Web Hosting and Blabble Networks, respectively (collectively, the "Wholesalers"). In exchange for such services, the Wholesalers remitted all related fees collected (less their 10% commission) to the Company.  Such fees accounted for approximately $5.3 million, or 18%, of the Company’s net revenues in fiscal 2008.  The agreements accounted for 12,000 of the Company’s 65,000 customers.

In their notices of termination, the Wholesalers claimed that the Company breached the agreements by not providing proper customer support services. The Company did not incur any material early termination penalties in connection with the terminations described above.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act (the “2009 Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report. Certain information included in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be disclosed in our 2009 Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its officers, directors and employees.

ITEM 11.	Executive Compensation

The information required by this Item will be disclosed in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be disclosed in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be disclosed in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item will be disclosed in our 2009 Proxy Statement and is incorporated herein by reference.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Stockholders and Board of Directors

LIVEDEAL, INC. AND SUBSIDIARIES

We have audited the consolidated financial statements of LiveDeal, Inc. and Subsidiaries as of September 30, 2008 and 2007 and for the years then ended and have issued our report thereon dated December 22, 2008.  Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The information included in the accompanying Schedule II–Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements.  Such information for the years ended September 30, 2008 and 2007 has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
December 22, 2008

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions/Writeoffs	Balance at End of Period

Allowance for dilution and fees on amounts due from billing aggregators

Year ended September 30, 2007	$2,465,423	$5,183,515	$	$(5,760,208)	$1,888,730

Year ended September 30, 2008	$1,888,730	$3,999,980	$	$(4,113,434)	$1,775,276

Allowance for customer refunds

Year ended September 30, 2007	$803,526	$2,281,995	$	$(2,512,453)	$573,068

Year ended September 30, 2008	$573,068	$3,357,512	$	$(3,502,311)	$428,269

(3)	The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description	Previously Filed as Exhibit	File Number	Date Previously Filed

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2007	000-24217	8/15/07

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007	00-24217	12/20/07

10.1	LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007	00-24217	12/20/07

10.2	Form of 2003 Stock Plan Restricted Stock Agreement*	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ending March 31, 2005	000-24217	5/16/05

10.3	Form of 2003 Stock Plan Stock Option Agreement*	Attached hereto	-	-

10.4	Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated June 1, 1998, between the Registrant and Art Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999	000-24217	9/19/00

10.4.1	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated August 17, 1998, between the Registrant and Arthur Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.4.2	Amendment No. 2 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated January 7, 2003, between the Registrant and Arthur Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.14 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

10.4.3
Amendment No. 3 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated March 23, 2006, between the Registrant and J3 Harmon, LLC, successor in interest to The Estate of Arthur Grandlich
		Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.4.4
Amendment No. 4 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated April 12, 2006, between the Registrant and J3 Harmon, LLC, successor in interest to The Estate of Arthur Grandlich
		Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.5	Standard Industrial Lease for Nevada facility, dated September 3, 2003, between the Registrant and Tomorrow 33 Convention, LP	Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003	000-24217	12/31/03

10.6	Amendment No. 1 to Standard Industrial Lease for Nevada facility, dated October 4, 2006, between the Registrant and Tomorrow 33 Convention, LP	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.7	Employment Agreement, dated September 19, 2006, between the Registrant and Gary L. Perschbacher*	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.8	Employment Agreement, dated February 6, 2006, between the Registrant and John Raven*	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K	000-24217	2/21/06

10.8.1	First Amendment to Employment Agreement, dated September 19, 2006, between the Registrant and John Raven*	Exhibit 10.13.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.9	Master Services Agreement, dated August 1, 2002, between the Registrant and eBillit, Inc.	Exhibit 10.24 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2003	000-24217	7/8/03

10.10	Billings and Related Services Agreement, dated September 1, 2001, between the Registrant and ACI Communications, Inc.	Exhibit 10.33 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

10.11	Asset Purchase Agreement dated as of July 10, 2007, relating to the Registrant’s acquisition of the assets of Oncall Subscriber Management Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2007	000-24217	7/16/07

10.12	Escrow Agreement dated as of July 10, 2007, relating to the Registrant’s acquisition of the assets of Oncall Subscriber Management Inc.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2007	000-24217	7/16/07

10.13	Amended and Restated Employment Agreement, dated October 1, 2008, between the Registrant and Michael Edelhart*	Attached hereto

10.14	Non-Qualified Stock Option Agreement, dated November 10, 2008, between the Registrant and Michael Edelhart	Attached hereto	-	-

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	000-24217	5/13/04

21	Company Subsidiaries	Attached hereto

23	Consent of Mayer Hoffman McCann P.C.	Attached hereto

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

* Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 2008	/s/Michael Edelhart
Michael Edelhart
Chief Executive Officer

BOARD OF DIRECTORS

Signature	Title	Date

/s/ Michael Edelhart	Chief Executive Officer (Principal Executive Officer)	December 29, 2008
Michael Edelhart

/s/ Gary L. Perschbacher	Chief Financial Officer (Principal Financial Officer and	December 29, 2008
Gary L. Perschbacher	Principal Accounting Officer)

/s/ Richard D. Butler.	Director	December 29, 2008
Richard D. Butler

/s/ Sheryle Bolton	Director	December 29, 2008
Sheryle Bolton

/s/ Thomas Clarke, Jr.	Director	December 29, 2008
Thomas Clark, Jr

	Director	[Date Blank]
Joseph Cunningham

/s/ John Evans.	Director	December 29, 2008
John Evans

/s/ Greg LeClaire	Director	December 29, 2008
Greg LeClaire

/s/ Rajesh Navar	Chairman of the Board	December 29, 2008
Rajesh Navar

/s/ Richard Sommer	Director	December 29, 2008
Richard Sommer