Form 10-Q
period 2008-12-31
LIVEDEAL INC
filed 2009-02-17
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
___________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

Commission File Number 0-24217

LiveDeal, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	85-0206668 (IRS Employer Identification No.)

2490 East Sunset Road, Suite 100 Las Vegas, Nevada (Address of principal executive offices)	89120 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer’s common equity outstanding as of February 10, 2009 was 6,066,742 shares of common stock, par value $0.001.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Index

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(unaudited)

Assets
Cash and cash equivalents	$7,569,993	$4,639,787
Accounts receivable, net	6,508,868	6,880,492
Prepaid expenses and other current assets	779,610	792,309
Customer acquisition costs, net	160,552	642,220
Income taxes receivable	-	487,532
Deferred tax asset	843,161	949,121
Total current assets	15,862,184	14,391,461
Accounts receivable, long term portion, net	2,090,971	2,011,143
Property and equipment, net	893,815	959,854
Deposits and other assets	86,944	83,547
Intangible assets, net	6,333,305	6,736,078
Goodwill	11,706,406	11,706,406
Deferred tax asset, long term	4,236,563	3,863,502
Total assets	$41,210,188	$39,751,991

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$1,001,500	$1,078,712
Accrued liabilities	2,817,107	1,991,369
Income tax payable	196,442	-
Current portion of capital lease obligation	67,272	61,149
Total current liabilities	4,082,321	3,131,230
Long term portion of capital lease obligation	169,609	170,838
Total liabilities	4,251,930	3,302,068

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,195,683 and 6,513,687 outstanding at December 31, 2008 and September 30, 2008, respectively	6,196	6,514
Paid in capital	20,505,883	20,884,112
Retained earnings	16,435,313	15,548,431
Total stockholders' equity	36,958,258	36,449,923

Total liabilities and stockholders' equity	$41,210,188	$39,751,991

See accompanying notes to unaudited condensed consolidated financial statements.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended
	December 31,
	2008	2007

Net revenues	$5,163,130	$7,068,888
Cost of services	1,609,125	1,005,549
Gross profit	3,554,005	6,063,339

Operating expenses:
General and administrative expenses	4,259,026	3,394,971
Sales and marketing expenses	1,808,322	2,185,886
Total operating expenses	6,067,348	5,580,857
Operating income (loss)	(2,513,343)	482,482
Other income (expense):
Interest income, net	13,759	36,032
Other income (expense)	3,805,778	(1,121)
Total other income (expense)	3,819,537	34,911

Income before income taxes	1,306,194	517,393
Income tax provision (benefit)	418,833	(191,301)
Net income	$887,361	$326,092

Net income per common share:
Basic	$0.15	$0.05
Diluted	$0.15	$0.05

Weighted average common shares outstanding:
Basic	6,036,964	6,230,395
Diluted	6,109,473	6,424,978

See accompanying notes to unaudited condensed consolidated financial statements.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$887,361	$326,092
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,062,015	496,842
Non-cash stock compensation expense	19,856	-
Amortization of deferred stock compensation	89,077	209,079
Deferred income taxes	(267,101)	4,882
Gain on sale of internet domain name	(3,805,778)	-
Provision for uncollectible accounts	347,712	67,693
Changes in assets and liabilities:
Accounts receivable	(55,916)	(485,229)
Prepaid expenses and other current assets	12,699	145,952
Deposits and other assets	(3,397)	690
Accounts payable	(77,212)	(105,412)
Accrued liabilities	825,738	(161,249)
Income taxes receivable and payable	683,974	202,808

Net cash provided by (used in) operating activities	(280,972)	702,148

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of internet domain name	3,850,000	-
Additional closing costs related to acquisition of LiveDeal, Inc.	-	(7,000)
Additional closing costs related to acquisition of OnCall Subscriber Management, Inc.	-	(16,243)
Expenditures for intangible assets	(119,369)	(163,384)
Purchases of equipment	(11,567)	(44,730)

Net cash provided by (used in) investing activities	3,719,064	(231,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(479)	(480)
Principal repayments on capital lease obligations	(19,927)	-
Purchase of treasury stock	(487,480)	(293,832)

Net cash used in financing activities	(507,886)	(294,312)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,930,206	176,479

CASH AND CASH EQUIVALENTS, beginning of period	4,639,787	5,674,533

CASH AND CASH EQUIVALENTS, end of period	$7,569,993	$5,851,012

See accompanying notes to unaudited condensed consolidated financial statements

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of LiveDeal, Inc. (formerly YP Corp.), a Nevada corporation, and its wholly owned subsidiaries (collectively the “Company”).  The Company delivers local customer acquisition services for small and medium-sized businesses combined with a classified and Internet Yellow Pages directory platform technology to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet through its online property, www.livedeal.com.

The accompanying condensed consolidated balance sheet as of September 30, 2008, which has been derived from audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of December 31, 2008 and for the three months ended December 31, 2008 and 2007, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended December 31, 2008 are not necessarily indicative of the results to be expected for the year ending September 30, 2009. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2008 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been used by management throughout the preparation of the condensed consolidated financial statements including in conjunction with establishing allowances for customer refunds, non-paying customers, dilution and fees, analyzing the recoverability of the carrying amount of intangible assets, estimating forfeitures of stock-based compensation and evaluating the recoverability of deferred tax assets.  Actual results could differ from these estimates.

2.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	December 31,	September 30,
	2008	2008
Receivables, current, net:
Accounts receivable, current	$8,342,754	$8,923,315
Less: Allowance for doubtful accounts	(1,833,886)	(2,042,823)
	$6,508,868	$6,880,492
Receivables, long term, net:
Accounts receivable, long term	$2,255,895	$2,171,865
Less: Allowance for doubtful accounts	(164,924)	(160,722)
	$2,090,971	$2,011,143
Total receivables, net:
Gross receivables	$10,598,649	$11,095,180
Gross allowance for doubtful accounts	(1,998,810)	(2,203,545)
	$8,599,839	$8,891,635

	December 31,	September 30,
	2008	2008
Components of allowance for doubtful accounts are as follows:
Allowance for dilution and fees on amounts due from billing aggregators	$1,639,888	$1,775,276
Allowance for customer refunds	358,922	428,269
	$1,998,810	$2,203,545

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Included in accounts receivable at December 31, 2008 and September 30, 2008 are receivables of $803,877 and $806,100, respectively from a LEC aggregator that is currently in bankruptcy proceedings, against which the Company maintains allowances totaling $723,489 and $628,449, respectively.

	December 31,	September 30,
	2008	2008
Customer acquisition costs, net:
Customer acquisition costs	$1,700,000	$1,700,000
Less: Accumulated amortization	(1,539,448)	(1,057,780)
	$160,552	$642,220

	December 31,	September 30,
	2008	2008
Property and equipment, net:
Leasehold improvements	$240,002	$233,970
Furnishings and fixtures	311,319	311,319
Office, computer equipment and other	990,020	961,931
	1,541,341	1,507,220
Less: Accumulated depreciation	(647,526)	(547,366)
	$893,815	$959,854

	December 31,	September 30,
	2008	2008
Intangible assets, net:
Domain name and marketing related intangibles	$6,699,600	$7,208,600
Non-compete agreement	3,465,000	3,465,000
Website and technology related intangibles	4,236,030	4,147,459
	14,400,630	14,821,059
Less: Accumulated amortization	(8,067,325)	(8,084,981)
	$6,333,305	$6,736,078

On November 5, 2008, the Company entered into an agreement to sell its Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.  Although the Company’s future focus is on the sale of customer acquisition services for small and medium-sized businesses, the Company’s primary source of ongoing revenues is the sale of Internet Advertising Packages, which targeted users of its www.yp.com property.  The Company is in the process of transitioning these customers to advertising on www.yellowpages.livedeal.com.  However, certain customers have cancelled their service in response to this transition, and there can be no assurance that these cancellations and any future cancellations will not have an adverse effect on the Company’s financial condition or results of operations.

	December 31,	September 30,
	2008	2008
Accrued liabilities:
Deferred revenue	$1,540,972	$917,068
Accrued payroll and bonuses	358,925	306,984
Accrued expenses - other	917,210	767,317
	$2,817,107	$1,991,369

3.	STOCK-BASED COMPENSATION

From time to time, the Company grants restricted stock awards and stock options to officers, directors, employees and consultants.  Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the quarter ended December 31, 2008, the Company granted stock option awards to certain employees and executives and recognized compensation expense of $19,856 based on the grant date fair value of the awards.  The Black Scholes option pricing model was used to calculate the expense with the following weighted-average assumptions:

Volatility	97%
Risk-free interest rate	2.6%
Expected term	6.0 years
Forfeiture rate	40%

The volatility used was based on historical volatility of the Company’s common stock, which management considers to be the best indicator of expected future volatility.  The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.  The Company utilized an estimated forfeiture rate of 40% consistent with other stock based compensation awards granted to officers, directors and key employees and is based on both historical and expected forfeiture rates pertaining to such individuals.

During the quarter ended December 31, 2008, the Company recognized $89,077 of expense relating to the fair market value of restricted stock awards, net of estimated forfeitures, which are being recognized over their respective vesting periods.

During the quarter ended December 31, 2008, the Company had stock option activity summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2008	5,000
Granted at market price	500,000	$1.61	$1.26
Exercised	-	$-
Cancelled	-	$-
Outstanding at December 31, 2008	505,000			9.8	$-
Exercisable	5,000	$2.78		9.4	$-

The following table summarizes information about the Company’s stock options at December 31, 2008:

	Exercisable		Unexercisable		Total

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

Less than $3.00 per share	5,000	$2.78	500,000	1.61	505,000	$1.62

The following table sets forth the activity with respect to compensation-related restricted stock grants:

Outstanding (unvested) at September 30, 2008	227,425
Granted	10,000
Forfeited	(11,000)
Vested	(8,000)
Outstanding (unvested) at December 31, 2008	218,425

4.	NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s unaudited condensed consolidated balance sheet.  Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable from restricted shares, stock options and convertible preferred stock. The dilutive effect of outstanding restricted shares and stock options is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis. Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the computation of basic and diluted net income per share:

	Three Months Ended December 31,
	2008	2007

Net income	$887,361	$326,092
Less: preferred stock dividends	(479)	(480)
Income applicable to common stock	$886,882	$325,612

Basic weighted average common shares outstanding	6,036,964	6,230,395
Add incremental shares for:
Unvested restricted stock	72,509	193,612
Stock options	-	-
Series E convertible preferred stock	-	971
Diluted weighted average common shares outstanding	6,109,473	6,424,978

Net income per share:
Basic	$0.15	$0.05
Diluted	$0.15	$0.05

The following potentially dilutive securities were excluded from the calculation of diluted net income per share because the effects were antidilutive based on the application of the treasury stock method:

	Three Months Ended December 31,
	2008	2007

Shares of non-vested restricted stock	49,325	54,493
Stock options	505,000	-
Shares of Series E convertible preferred stock	127,840	-

5.	COMMITMENTS AND CONTINGENCIES

Operating Leases and Service Contracts

Future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2009	2010	2011	2012	2013	Thereafter
Operating lease commitments	$1,994,838	$629,757	$555,465	$415,565	$315,331	$78,720	$-
Noncanceleable service contracts	595,500	495,500	100,000	-	-	-	-
	$2,590,338	$1,125,257	$655,465	$415,565	$315,331	$78,720	$-

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capital leases

Future obligations under non-cancelable capital leases are as follows for the fiscal years ended September 30:

2009	$57,657
2010	76,876
2011	76,876
2012	44,844
2013	-
Thereafter	-
Total minimum lease payments	256,254
Less imputed interest	(19,373)
Present value of minimum lease payments	236,881
Less: current maturities of capital lease obligations	(67,272)
Noncurrent maturities of capital lease obligations	$169,609

Litigation

Set forth below are descriptions of certain updates that occurred during the first quarter of fiscal 2009 with respect to the litigation matters that were discussed in the Company’s Annual Report on Form 10-K for the fiscal year that ended on September 30, 2008:

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. (“GES”) filed a consumer fraud class action lawsuit against the Company and its wholly owned subsidiary, Telco Billing, Inc., in King County (Washington) Superior Court.  GES alleged in its complaint that the Company’s use of activator checks violated the Washington Consumer Protection Act.  GES is seeking injunctive relief against our use of the checks, as well as a judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class.  LiveDeal has denied the allegations.  Legal proceedings in the matter are ongoing, and discovery began in late January 2009.

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

On November 12, 2008, the Illinois Attorney General filed a complaint in the Circuit Court of the Seventh Judicial Circuit of the State of Illinois (Sangamon County) against the Company requesting money damages and injunctive relief for claims that we employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in par promoted premium Internet Yellow Page listings to Illinois consumers.  Based on a preliminary investigation into the sales scripts and automated verification system utilized in the telemarketing campaign, LiveDeal denied the allegations.  On December 12, 2008, the Company removed the litigation to the United States District Court for the District of Central Illinois.  On December 16, 2008, the Illinois Attorney General filed a motion to remand the litigation to Illinois state court.  The Company filed its response on December 30, 2008, and the motion to remand is pending as of the date of this report.

6.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at major nationwide institutions in Arizona and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible accounts receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third-party billing companies.  The net receivable due from these entities represented 28% and 7%, respectively, of the Company’s total net accounts receivable (excluding non-specific reserves) at December 31, 2008.  The net receivable due from these entities represented 31% and 13%, respectively, of the Company’s total net accounts receivable (excluding non-specific reserves) at September 30, 2008.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting procedures and expands disclosures on fair value measurements. This statement applies under previously established valuation pronouncements and does not require the changing of any fair value measurements, though it may cause some valuation procedures to change. Under SFAS No. 157, fair value is established by the price that would be received to sell the item or the amount to be paid to transfer the liability of the asset as opposed to the price to be paid for the asset or received to transfer the liability. Further, it defines fair value as a market specific valuation as opposed to an entity specific valuation, though the statement does recognize that there may be instances when the low amount of market activity for a particular item or liability may challenge an entity’s ability to establish a market amount. In the instances that the item is restricted, this pronouncement states that the owner of the asset or liability should take into consideration what affects the restriction would have if viewed from the perspective of the buyer or assumer of the liability. This statement is effective for all assets valued in financial statements for fiscal years beginning after November 15, 2007.  The adoption of the pronouncement did not have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 with early adoption allowed.  The adoption of the pronouncement did not have a material effect on our financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). FAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of SFAS 161 are effective for interim and annual periods beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 161 on its financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. FSP FAS 142-3 is effective for the Company on October 1, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its financial condition, results of operations, and disclosures.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact that the adoption of SFAS 162 will have on its financial condition, results of operations, and disclosures.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May of 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60 (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

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

8.	SUBSEQUENT EVENTS

In January 2009, the Company’s management, at the direction of the Company’s Audit Committee, commenced an interim reporting period review of the Company’s goodwill and intangible assets for impairment.  The facts and circumstances that initiated this review are described below.

 In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the Company evaluates goodwill and other long-lived assets for impairment on an annual basis or whenever facts and circumstances indicate that impairment may exist.  Current economic and regulatory forces, both general and specific to the Company’s industry, caused management to consider the Company’s existing business model and strategy including:

1.	The current effects of the recession and general economic downturn;

2.	The sale of its “www.yp.com” domain name in the first quarter of 2009;

3.	The January 2009 resignation of the Company’s president and chief operating officer, who was instrumental in the development of its directory services product offerings;

4.	The termination of certain significant directory business contracts;

5.	The transition from the initial phase of certain significant directory business contracts; and

6.	Continuing losses in the Company’s classified businesses.

As a result, the Company’s management made significant changes to its business strategy subsequent to the end of the first quarter of fiscal 2009.  Management has decided to move the Company’s strategic focus away from its directory services and classified businesses due to recent economic events and regulatory pressures.  Additionally, the Company is evaluating plans to sell or eventually discontinue its Philippines-based call center which has historically provided telemarketing services to support its directory services business.  In light of these changes, the Company determined a triggering event had occurred and initiated an impairment analysis.  Based upon the initial analysis, management determined that the following items were impaired:

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	The goodwill acquired by the Company in its acquisition of LiveDeal, Inc., the business focus of which is online classified advertising;

2.	The goodwill acquired by the Company in its acquisition of 247 Marketing, Inc., the business focus of which is providing telemarketing services based in the Philippines;

3.	Intangible assets related to the Company’s directory services business, including URLs, internally developed software, and other miscellaneous intangible assets.

Since this determination was made after December 31, 2008, the condensed consolidated financial statements herein do not include the effects of this impairment.  The impairments are expected to impact the financial statements to be reported for the Company’s second fiscal quarter ending March 31, 2009.  The impairment write-downs discussed herein reflect the Company’s best estimate of the charges that may be taken during the fiscal quarter ending March 31, 2009.  The Company believes that if it were to pursue a formal asset disposition program, it may reasonably expect to recover a higher residual value from the assets in this group than the zero value presentation shown below.  However, there is no guarantee that any higher value for these assets could, in fact, be recoverable in the future and, accordingly, the Company has chosen to make the most conservative estimates of their value available to it at this time.  Further analysis and finalization of any charge will not be completed until the end of the second fiscal quarter.

The following is a summary of said impaired assets at their net book values as of December 31, 2008:

Goodwill	$11,706,406
Domain name and marketing related intangibles	1,971,036
Website and technology related intangibles	606,162
$14,283,604

In addition to the impairments described above, the Company has revised the useful lives of certain assets that will result in the acceleration of their depreciation and amortization for an aggregate of $473,060 of net assets during the quarter ending March 31, 2009.

The following unaudited pro forma financial statement information sets forth the estimated impacts of these impairment charges had they been incurred as of December 31, 2008, such financial statements do not include the effects of any accelerated depreciation, as such amounts are treated as a change in estimate and will be recorded on a prospective basis following the change in depreciable lives:

	December 31, 2008
	As Reported	Adjustments		As Adjusted
Total current assets	$15,862,184	$-		$15,862,184
Total assets	41,210,188	(11,695,588)	(a)	29,514,600
Total liabilities	4,251,930	-		4,251,930
Stockholder's equity	36,958,258	(11,695,588)	(a)	25,262,670

a)     Represents the write-off of $14,283,604 of impaired intangible assets and goodwill, offset by the creation of related deferred tax assets of $2,588,016.  No deferred tax asset was created related to the write-off of the $7,356,365 of goodwill from the LiveDeal acquisition.  As the acquisition of LiveDeal was structured as a stock transaction, the related goodwill is non-deductible for tax purposes.

The impact on results of operations for the quarter ending March 31, 2009, is expected to be a charge of approximately $11,700,000.  Based on the number of shares outstanding as of December 31, 2008, the impact of the charge on earnings per share is expected to be approximately $(1.94).  The impacts on results of operations and earnings per share discussed above are estimates only and are based on current share levels and current estimate of the impairment charge.  Changes in such share levels and estimates could impact these pro forma results.

Index

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2008, this “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2008.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations, and financial position.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Company

LiveDeal, Inc. provides local customer acquisition services for small and medium-sized businesses combined with a classified and Internet Yellow Pages directory platform technology to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet. Through its online property, www.livedeal.com, LiveDeal delivers local search engine marketing (SEM) through its LiveAdvisor(TM) and LiveClicks(TM) products that combine leading technology with a strong partnership model and an inside sales team to create an efficient platform local businesses need to create and optimize their Internet search advertising campaigns. LiveDeal partners with Google, Yahoo!, MSN, ASK, Miva, Looksmart, Superpages.com and others. LiveDeal, Inc. is headquartered in Las Vegas, Nevada. For more information, please visit www.livedeal.com.

We have two inter-related primary lines of business: (1) We deliver a suite of audience acquisition services for small businesses, sold via telemarketing and supported by our websites and software that we have developed to manage search and other Internet services efficiently, and (2) we maintain a combined local online classifieds and Yellow Pages marketplace with millions of goods and services listed for sale, in every city and zip code across the U.S.

Summary Business Description

Internet Advertising Package.   We provide added value to advertisers that have purchased our Internet Advertising Package (“IAP”) through promotion and branding of our website to bring customers to our advertisers. We believe that the large number of IAPs, which include the Mini-WebPages, provide users of our website with more information about our advertisers and that this feature is more readily available on our website than that of our competitors. We believe that we provide users of our website with the information they are looking for, more quickly and more efficiently.  We believe our call center provides the highest level of customer service and therefore provides IAP advertisers with the necessary resources to fully utilize the benefits of the IAP.  We also believe the attraction of these users will, over the long-term, result in more sales for our IAP advertisers.

Telesold Suite Services.   Since February 2008, we have added a new line of business that utilizes, but is not entirely dependent on, our classified and directory websites and billing services. This line of business is based around using telesales and sophisticated Internet audience acquisition technologies to deliver a suite of audience acquisition services to small businesses.

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

Index

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

In the aggregate, these services represented have grown rapidly, with 100% quarter-over-quarter revenue growth in each of the last three quarters.  These services represented 16% of our net revenues in the first quarter of fiscal 2009.

Recent Events & Transactions

Sale of www.yp.com

On November 5, 2008, we entered into an agreement to sell our Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000. Although our future focus is on the sale of customer acquisition services for small and medium-sized businesses, our primary source of ongoing revenues is the sale of Internet Advertising Packages, which targeted users of our www.yp.com property. We are in the process of transitioning these customers to advertising on www.yellowpages.livedeal.com. However, certain customers have cancelled their service in response to this transition, and there can be no assurance that these cancellations and any future cancellations will not have an adverse effect on our financial condition or results of operations.

Management Changes

On January 20, 2009, we announced the following managerial changes, which occurred during and shortly after the three months ended December 31, 2008:

•	Gary Perschbacher was replaced by Rajeev Seshadri as Chief Financial Officer as of January 9, 2009;
•	President and Chief Operating Officer, John Raven submitted his resignation effective February 15, 2009;
•	Yishay Yovel was named Vice President of Product Management in October of 2008;
•	Pamela Sziebert was appointed Vice President of Marketing in November of 2008;
•	Dean Heistad is the Company’s new Vice President of Technology Strategy as of January 5, 2009; and,
•	Ruben Atchison joined the Company as Director of Search Engine Marketing as of December 2008.

Index

All of these management changes come as part of our emerging strategy to deliver the most effective suite of Internet customer acquisition services to small businesses.  As the terminations did not occur until the second quarter of fiscal 2009, the financial statements herein do not include such severance and other costs associated with the departures of Messrs. Perschbacher and Raven.

Subsequent Events

In January 2009, management, at the direction of the Company’s Audit Committee, commenced an interim reporting period review of the Company’s goodwill and intangible assets for impairment.  The facts and circumstances that initiated this review are described below.

 In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, we evaluate goodwill and other long-lived assets for impairment on an annual basis or whenever facts and circumstances indicate that impairment may exist.  Current economic and regulatory forces, both general and specific to our industry, caused management to consider the Company’s existing business model and strategy including:

1.	The current effects of the recession and general economic downturn;

2.	The sale of our “www.yp.com” domain name in the first quarter of 2009;

3.	The January 2009 resignation of our president and chief operating officer, who was instrumental in the development of our directory services product offerings;

4.	The termination of certain significant directory business contracts;

5.	The transition from the initial phase of certain significant directory business contracts; and

6.	Continuing losses in our classified businesses.

As a result, management made significant changes to the Company’s business strategy subsequent to the end of the first quarter of fiscal 2009.  We have decided to move the Company’s strategic focus away from our directory services and classified businesses due to recent economic events and regulatory pressures.  Additionally, we are evaluating plans to sell or eventually discontinue our Philippines-based call center which has historically provided telemarketing services to support our directory services business.  In light of these changes, we determined a triggering event had occurred and initiated an impairment analysis.  Based upon the initial analysis, we determined that the following items were impaired:

1.	The goodwill acquired in our acquisition of LiveDeal, Inc., the business focus of which is online classified advertising;

2.	The goodwill acquired in our acquisition of 247 Marketing, Inc., the business focus of which is providing telemarketing services based in the Philippines;

3.	Intangible assets related to our directory services business, including URLs, internally developed software, and other miscellaneous intangible assets.

Since this determination was made after December 31, 2008, the condensed consolidated financial statements herein do not include the effects of this impairment.  The impairments are expected to impact the financial statements to be reported for our second fiscal quarter ending March 31, 2009.  The impairment write-downs discussed herein reflect our best estimate of the charges that may be taken during the fiscal quarter ending March 31, 2009.  We believe that if we were to pursue a formal asset disposition program, we may reasonably expect to recover a higher residual value from the assets in this group than the zero value presentation shown below.  However, there is no guarantee that any higher value for these assets could, in fact, be recoverable in the future and, accordingly, we have chosen to make the most conservative estimates of their value available to us at this time.  Further analysis and finalization of any charge will not be completed until the end of the second fiscal quarter.

Index

The following is a summary of said impaired assets at their net book values as of December 31, 2008:

Goodwill	$11,706,406
Domain name and marketing related intangibles	1,971,036
Website and technology related intangibles	606,162
$14,283,604

In addition to the impairments, described above, we have revised the useful lives of certain assets that will result in the acceleration of their depreciation and amortization for an aggregate of $473,060 of net assets during the quarter ending March 31, 2009.

The following unaudited pro forma financial statement information sets forth the impacts of these estimated impairment charges had they been incurred as of December 31, 2008, such financial statements do not include the effects of any accelerated depreciation, as such amounts are treated as a change in estimate and will be recorded on a prospective basis following the change in depreciable lives:

	December 31, 2008
	As Reported	Adjustments		As Adjusted
Total current assets	$15,862,184	$-		$15,862,184
Total assets	41,210,188	(11,695,588)	(a)	29,514,600
Total liabilities	4,251,930	-		4,251,930
Stockholder's equity	36,958,258	(11,695,588)	(a)	25,262,670

a)     Represents the write-off of $14,283,604 of impaired intangible assets and goodwill, offset by the creation of related deferred tax assets of $2,588,016.  No deferred tax asset was created related to the write-off of the $7,356,365 of goodwill from the LiveDeal acquisition.  As the acquisition of LiveDeal was structured as a stock transaction, the related goodwill is non-deductible for tax purposes.

The impact on results of operations for the quarter ending March 31, 2009, is expected to be a charge of approximately $11,700,000.  Based on the number of shares outstanding as of December 31, 2008, the impact of the charge on earnings per share is expected to be approximately $(1.94).  The impacts on results of operations and earnings per share discussed above are estimates only and are based on current share levels and current estimate of the impairment charge.  Changes in such share levels and estimates could impact these pro forma results.

Results of Operations

Net Revenues

	Net Revenues
	2008	2007	Change	Percent

Three Months Ended December 31,	$5,163,130	$7,068,888	$(1,905,758)	(27)%

Net revenues decreased in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 due primarily to a decrease of approximately $2,100,000 in sales of our directory service products.  Additionally, classified revenues decreased $500,000.   These decreases highlight a continuing trend amongst our legacy products.  However, both of these decreases were partially offset by an increase in our SEM of approximately $700,000 as a result of expanded marketing efforts related to these products.

Cost of Services

	Cost of Services
	2008	2007	Change	Percent

Three Months Ended December 31,	$1,609,125	$1,005,549	$603,576	60%

Cost of services increased in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.  We experienced an increase in costs related to our directory services and classifieds of approximately $155,000 as well as increased costs related to our SEM business of approximately $449,000.  The increase in costs surrounding the SEM business was consistent with our revenue growth in this product line.  As a percent of sales, costs associated with the directory business have increased due to increased inquiry and billing fees associated with an increasingly strict regulatory environment.

Index

Gross Profit

	Gross Profit
	2008	2007	Change	Percent

Three Months Ended December 31,	$3,554,005	$6,063,339	$(2,509,334)	(41)%

Gross margins decreased to 68.8% of net revenues in the first quarter of fiscal 2009 from 85.8% of net revenues in the first quarter of fiscal 2008.  The present product mix is more heavily weighted towards the sales of our LiveClicks and other related products, which currently have a lower gross margin than the historically higher margin directory services business line. We expect this trend to continue but do expect the margins attributable to the LiveClicks and related products to improve as this business matures.

General and Administrative Expenses

	General and Administrative Expenses
	2008	2007	Change	Percent

Three Months Ended December 31,	$4,259,026	$3,394,971	$864,055	25%

General and administrative expenses increased in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 primarily due to the following:

•
Increased compensation costs of approximately $581,000 primarily attributable to the hiring of additional sales force and technological personnel in light of the development of our Las Vegas operations, partially offset by reduced executive salaries and reduced stock-based compensation charges;

•
Increased professional fees of approximately $174,000 related to increased legal expenses incurred in response to certain legal actions brought against us, fees incurred for Sarbanes-Oxley related consulting fees, and increased recruitment fees to hire key personnel in response to our change in strategic direction;

•
An increase of approximately $81,000 to depreciation and amortization expense relating to additional fixed assets related to the relocation of our corporate headquarters to Las Vegas and additional capitalized software development costs relating to new product offerings; and,

•	An increase in other general and administrative expenses of approximately $40,000.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q1 2009	Q4 2008	Q3 2008	Q2 2008	Q1 2008
Compensation for employees, leased employees, officers and directors	$2,508,835	$1,810,383	$3,181,375	$2,377,412	$1,928,272
Professional fees	455,832	456,180	275,638	191,330	281,418
Reconfirmation, mailing, billing and other customer-related costs	6,096	48,529	18,185	27,735	17,601
Depreciation and amortization	559,289	588,718	505,095	487,085	478,433
Other general and administrative costs	728,974	643,785	842,517	761,583	689,247
	$4,259,026	$3,547,595	$4,822,810	$3,845,145	$3,394,971

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2008	2007	Change	Percent

Three Months Ended December 31,	$1,808,322	$2,185,886	$(377,564)	(17)%

Index

Sales and marketing expenses in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 decreased approximately $378,000 primarily due to the following:

•
$171,000 of decreased online advertising as we focused our online advertising toward LiveClicks and other traffic generating activities, which are more cost effective than our previous online advertising efforts;

•	$166,000 of decreased customer acquisition costs as we began transitioning away from marketing activities geared toward our directory services business; and,

•	a reduction of approximately $41,000 in branding and other marketing expenses.

Included in sales and marketing expenses for the three months ended December 31, 2008 is depreciation expense of $19,000 related to our subsidiary in the Philippines that we acquired in the fourth quarter of fiscal 2007.

Operating Income (Loss)

	Operating Income (Loss)
	2008	2007	Change	Percent

Three Months Ended December 31,	$(2,513,343)	$482,482	$(2,995,825)	(621)%

The decrease in operating income for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 is primarily due to decreased gross profit and increased operating expenses as described above.

 Total Other Income (Expense)

	Total Other Income (Expense)
	2008	2007	Change	Percent

Three Months Ended December 31,	$3,819,537	$34,911	$3,784,626	10841%

During the first quarter of fiscal 2009, we entered into an agreement to sell our Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.   We had net gain from the sale of that asset of $3,805,778, which is reflected in other income.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2008	2007	Change	Percent

Three Months Ended December 31,	$418,833	$(191,301)	$610,134	(319)%

The change in our income tax provision is due primarily to corresponding increases in our pre-tax income.  In determining the tax expense, we estimate an effective tax rate based on estimates of expected income and utilization of deferred tax differences.

Net Income (Loss)

	Net Income (Loss)
	2008	2007	Change	Percent

Three Months Ended December 31,	$887,361	$326,092	$561,269	172%

Changes in net income (loss) are primarily attributable to changes in operating income and changes in income tax expense each of which is discussed in more detail in above.

 Liquidity and Capital Resources

Net cash used in operating activities was approximately $281,000 for the first three months of fiscal 2009 as compared to net cash provided by operating activities of approximately $702,000 for the first three months of fiscal 2008.  The decrease in cash generated from operations is primarily due to an increase in net income of approximately $561,000 offset by the elimination of the $3,805,778 gain on the sale of our internet domain name that was reflected in net income, but the proceeds from which are shown as an investing activity in the cash flow statement.  Both of these items were discussed in greater detail elsewhere in this report.

Index

Our primary source of cash inflows is net remittances from our billing channels, including ACH billings and LEC billings.  For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission.  For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process.  The billing service aggregators generally do not remit funds until they are collected.  Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates.  Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense.  These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time.  We classify these holdback reserves as current or long-term receivables on our consolidated balance sheet, depending on when they are scheduled to be remitted to us.  As of December 31, 2008, approximately 35% of our gross accounts receivable are due from two aggregators.

With respect to our Telesold Services, we generally receive upfront payments averaging approximately one-sixth of the gross contract amount.  Subsequent payments are received on an installment basis over the life of the contract, when the installments due are invoiced to the customer. Most customers purchasing these services elect to use their credit cards to effect payments, and therefore our collections are usually made within a few days of the invoice’s due date.

Our most significant cash outflows include payments for marketing expenses and general operating expenses.  General operating cash outflows consist of payroll costs, income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash provided by investing activities totaled approximately $3,719,000 for the three months ended December 31, 2008 compared to net cash used for investing activities of approximately $231,000 during the three months ended December 31, 2007.  The primary source of the cash provided by our investing activities during the first quarter of fiscal 2009 was the sale of our internet domain name previously discussed.  Additionally, we had expenditures for purchases of equipment and intellectual property totaling approximately $131,000, a decrease of approximately $77,000 compared to the first quarter of fiscal 2008.  During the three months ended December 31, 2007, we also had approximately $23,000 of cash outflows related to the two acquisitions that took place during fiscal 2007.

Net cash used for financing activities was approximately $508,000 during the first three months of fiscal 2009 compared to approximately $294,000 for the first three months of fiscal 2008.  During the first quarter of fiscal 2009, we repurchased 317,004 shares of our common stock, which were valued at $487,480 in the aggregate.  During the first quarter of fiscal 2008, we made treasury stock repurchases of 76,725 shares valued at $293,832.  During the three months ended December 31, 2008, we made payments on our capital lease obligations for telecommunications equipment of $19,927.  Financing activities also included $479 and $480 of preferred stock dividends paid in the first three months of fiscal 2009 and fiscal 2008, respectively.

We had working capital of $11,779,863 as of December 31, 2008, compared to $11,260,231 as of September 30, 2008, with current assets increasing by $1,470,723 and current liabilities increasing by $951,091 from September 30, 2008 to December 31, 2008.  Our cash position increased to $7,569,993 at December 31, 2008 compared to $4,639,787 at September 30, 2008 due to the effects of our results of operations and cash flows from the sale of intangible assets and expenditures for equipment.

The following table summarizes our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2009	2010	2011	2012	2013	Thereafter
Operating lease commitments	$1,994,838	$629,757	$555,465	$415,565	$315,331	$78,720	$-
Capital lease commitments	256,254	57,657	76,876	76,876	44,844	-	-
Noncanceleable service contracts	595,500	495,500	100,000	-	-	-	-
	$2,846,592	$1,182,914	$732,341	$492,441	$360,175	$78,720	$-

We believe that our existing cash on hand and additional cash generated from operations will provide us with sufficient liquidity to meet our operating needs for the next 12 months.

At December 31, 2008, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2008, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the periods set forth in this report) or commodity price risk.

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

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. (“GES”) filed a consumer fraud class action lawsuit against the Company and its wholly owned subsidiary, Telco Billing, Inc., in King County (Washington) Superior Court.  GES alleged in its complaint that the Company’s use of activator checks violated the Washington Consumer Protection Act.  GES is seeking injunctive relief against our use of the checks, as well as a judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class.  LiveDeal has denied the allegations.  Legal proceedings in the matter are ongoing, and discovery began in late January 2009.

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

On November 12, 2008, the Illinois Attorney General filed a complaint in the Circuit Court of the Seventh Judicial Circuit of the State of Illinois (Sangamon County) against the Company requesting money damages and injunctive relief for claims that we employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in par promoted premium Internet Yellow Page listings to Illinois consumers.  Based on a preliminary investigation into the sales scripts and automated verification system utilized in the telemarketing campaign, LiveDeal denied the allegations.  On December 12, 2008, the Company removed the litigation to the United States District Court for the District of Central Illinois.  On December 16, 2008, the Illinois Attorney General filed a motion to remand the litigation to Illinois state court.  The Company filed its response on December 30, 2008, and the motion to remand is pending as of the date of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs1	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2008	317,004	$1.65	317,004	$486,676
November 1-30, 2008	-	N/A	-	-
December 1-31, 2008	-	N/A	-	-
Total	317,004		317,004	$486,676

1)  On May 25, 2007, the Company’s Board of Directors authorized a stock repurchase plan allowing repurchases of up to $1,000,000 of common stock from time to time on the open market.  The repurchase plan was increased by another $500,000 on October 23, 2008.  These shares were subsequently retired.

ITEM 6.	EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K, SEC File No. 000-24217, filed on August 15, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 10-K, SEC File No. 000-24217, for the year ended September 30, 2007).

10.1	Domain Name Purchase and Transfer Agreement by and between the Company and YellowPages.com LLC

10.2	Employment Agreement by and between the Company and Rajeev Seshadri

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: February 17, 2009	/s/ Rajeev Seshadri
Rajeev Seshadri
Chief Financial Officer