Form 10-Q
period 2009-03-31
LIVEDEAL INC
filed 2009-05-15
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
___________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number 001-33937

LiveDeal, Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-0206668
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2490 East Sunset Road, Suite 100	89120
Las Vegas, Nevada	(Zip Code)
(Address of principal executive offices)

(702) 939-0230
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐

Non-Accelerated Filer ☐	(do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 1, 2009 was 6,153,182.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2009

Index

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	September 30, 2008
	(unaudited)

Assets
Cash and cash equivalents	$10,090,479	$4,639,787
Accounts receivable, net	3,080,558	6,880,492
Prepaid expenses and other current assets	566,163	792,309
Customer acquisition costs, net	-	642,220
Income taxes receivable	8,880	487,532
Deferred tax asset, net of valuation allowance	1,189,290	949,121
Total current assets	14,935,370	14,391,461
Accounts receivable, long term portion, net	2,799,820	2,011,143
Property and equipment, net	704,203	959,854
Deposits and other assets	81,712	83,547
Intangible assets, net	2,211,223	6,736,078
Goodwill	-	11,706,406
Deferred tax asset, long term, net of valuation allowance	-	3,863,502
Total assets	$20,732,328	$39,751,991

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$492,794	$1,078,712
Accrued liabilities	2,339,541	1,991,369
Current portion of capital lease obligation	68,040	61,149
Total current liabilities	2,900,375	3,131,230
Long term portion of capital lease obligation	153,207	170,838
Total liabilities	3,053,582	3,302,068

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized,127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,153,183 and 6,513,687 issued and outstanding at March 31, 2009 and September 30, 2008,respectively	6,153	6,514
Paid in capital	20,310,508	20,884,112
Retained earnings (accumulated deficit)	(2,648,781)	15,548,431
Total stockholders' equity	17,678,746	36,449,923

Total liabilities and stockholders' equity	$20,732,328	$39,751,991

See accompanying notes to unaudited condensed consolidated financial statements.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,		Six Months ended March 31,
	2009	2008	2009	2008

Net revenues	$3,548,275	$6,039,356	$8,557,789	$12,445,597
Cost of services	1,466,882	1,081,461	3,067,532	2,075,031
Gross profit	2,081,393	4,957,895	5,490,257	10,370,566

Operating expenses:
General and administrative expenses	4,054,354	3,845,145	8,313,381	7,240,036
Impairment of goodwill and intangible assets	16,111,494	-	16,111,494	-
Sales and marketing expenses	713,326	1,080,254	2,285,385	2,673,895
Total operating expenses	20,879,174	4,925,399	26,710,260	9,913,931
Operating income (loss)	(18,797,781)	32,496	(21,220,003)	456,635
Other income (expense):
Interest income, net	6,159	27,719	19,919	63,752
Other income (expense)	3,458,220	4,753	7,263,998	3,631
Total other income (expense)	3,464,379	32,472	7,283,917	67,383

Income (loss) before income taxes	(15,333,402)	64,968	(13,936,086)	524,018
Income tax provision	3,709,936	49,773	4,162,812	219,277
Income (loss) from continuing operations	(19,043,338)	15,195	(18,098,898)	304,741

Discontinued operations:
Income (loss) from discontinued component, including disposal costs	(64,301)	(18,929)	(155,422)	39,416
Income tax provision (benefit)	(24,024)	(7,072)	(58,066)	14,726
Income (loss) from discontinued operations	(40,277)	(11,857)	(97,356)	24,690

Net income (loss)	$(19,083,615)	$3,338	$(18,196,254)	$329,431

Earnings per share - basic1:
Income (loss) from continuing operations	$(3.18)	$0.00	$(3.01)	$0.05
Discontinued operations	(0.01)	(0.00)	(0.02)	0.00
Net income (loss)	$(3.19)	$0.00	$(3.03)	$0.05

Earnings per share - diluted1:
Income (loss) from continuing operations	$(3.18)	$0.00	$(3.01)	$0.05
Discontinued operations	(0.01)	(0.00)	(0.02)	0.00
Net income (loss)	$(3.19)	$0.00	$(3.03)	$0.05

Weighted average common shares outstanding:
Basic	5,983,490	6,189,371	6,010,521	6,209,995
Diluted	5,983,490	6,358,116	6,010,521	6,391,245

1  Certain amounts may not total due to rounding of individual components.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,196,254)	$329,431
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,902,347	1,002,336
Non-cash stock compensation expense	45,882	-
Amortization of deferred stock compensation	(132,367)	457,170
Deferred income taxes	3,705,525	(9,802)
Provision for uncollectible accounts	836,873	268,730
Noncash impairment of goodwill and other intangibles	16,111,494	-
Gain on sale of customer list	(2,815,952)	-
Gain on sale of internet domain name	(3,805,778)	-
Gain on amendment of directory services contract	(642,268)
Loss on disposal of property and equipment	37,943	-
Changes in assets and liabilities:
Accounts receivable	2,174,384	(601,130)
Customer acquisition costs	-	94,444
Prepaid expenses and other current assets	(24,965)	(24,798)
Deposits and other assets	1,835	(323)
Accounts payable	(585,918)	(208,301)
Accrued liabilities	94,561	41,312
Income taxes receivable and payable	396,460	260,193

Net cash provided by (used in) operating activities	(896,198)	1,609,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of internet domain name	3,850,000	-
Proceeds from sale of customer list	2,783,097	-
Proceeds from amendment of directory services contract	642,268	-
Additional closing costs related to acquisition of LiveDeal, Inc.	-	(7,000)
Additional closing costs related to acquisition of OnCall
Subscriber Management, Inc.	-	(16,243)
Expenditures for intangible assets	(339,372)	(391,123)
Purchases of equipment	(65,104)	(361,779)

Net cash provided by (used in) investing activities	6,870,889	(776,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(958)	(960)
Principal repayments on capital lease obligations	(35,561)	-
Purchase of treasury stock	(487,480)	(394,520)

Net cash used in financing activities	(523,999)	(395,480)

INCREASE IN CASH AND CASH EQUIVALENTS	5,450,692	437,637

CASH AND CASH EQUIVALENTS, beginning of period	4,639,787	5,674,533

CASH AND CASH EQUIVALENTS, end of period	$10,090,479	$6,112,170

See accompanying notes to unaudited condensed consolidated financial statements

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of LiveDeal, Inc. (formerly YP Corp.), a Nevada corporation, and its wholly owned subsidiaries (collectively the “Company”).  The Company delivers local customer acquisition services for small and medium-sized businesses combined with an Internet Yellow Pages directory platform technology to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet through its online property, www.livedeal.com.

The accompanying condensed consolidated balance sheet as of September 30, 2008, which has been derived from audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three and six months ended March 31, 2009 and March 31, 2008, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2009. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2008 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

Note 2:  Business Operations

In January 2009, the Company re-evaluated its business and adopted a new business strategy that moved away from the integration of the Yellow Pages and classifieds businesses to one which addressed each of its business segments as separate entities. This re-evaluation was necessitated by the growth of the Company’s Direct Sales – Customer Acquisition Services business line that provides Internet-based customer acquisition strategies for small business, as well as declining revenues from the Company’s traditional business lines (i.e. directory services and classifieds). Additionally, current economic and regulatory forces, both general and specific to the Company’s industry, impacted management’s considerations of the Company’s existing business model and strategy. Some of these factors include the following:

1.	The current effects of the recession and general economic downturn;

2.	Management’s perception that the general economic downturn could lead the Company’s business customers to seek lower-cost customer acquisition methods, primarily through the Internet;

3.	The sale of the Company’s “www.yp.com” domain name in the first quarter of 2009, which domain name was associated with the Company’s traditional business;

4.	The reconstitution of the Company’s management team with additional capability in Internet-based technologies;

5.	The termination of certain significant directory business contracts related to the traditional business;

6.	The sale of certain of the Company’s traditional business assets, including certain of its customer lists; and

7.	Continuing losses in the Company’s classifieds business.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a result, the Company’s management made significant changes to its business strategy during the second quarter of fiscal 2009.  Management has decided to move the Company’s strategic focus away from its directory services and classified businesses.   Additionally, the Company discontinued the operations of its Philippines-based call center, which has historically provided telemarketing services to support its directory services business, specifically those directory services which were sold during the quarter ended March 31, 2009.    These strategic changes impacted the Company’s condensed consolidated financial statements during the second quarter of fiscal 2009 in the following manner:

1.	Impairment charges of $16,111,494 were recorded related to the write-down of the Company’s goodwill and other intangible assets as discussed in Note 5;

2.
The Company entered into a plan to discontinue its classifieds business and initiated shutdown activities, as discussed in Note 6, and has reflected the operating results of this line of business as discontinued operations in the accompanying unaudited condensed consolidated statements of operations;

3.	The Company sold a portion of its customer list associated with its directory services business and recorded a gain of $2,815,952, as discussed in Note 7; and

4.	The Company established a valuation allowance of $9,392,488 related to its deferred tax assets, as described in Note 10.

The Company’s new strategic focus is on delivering a suite of Internet-based, local search driven, customer acquisition services for small businesses, sold via telemarketing and supported by its websites and internally developed software.

Note 3:  Accounting Policies

While the Company has not changed its accounting policies from those disclosed in the Company’s Form 10-K for the year ended September 30, 2008, the growth in its Direct Sales – Customer Acquisition Services business necessitates a further discussion of the revenue recognition policies associated with these contracts.

The Company recognizes the value of the noncancelable portion of the Direct Sales’ customer contract as a receivable and bills the customer for the amount of the contract over the period of the contract. However, the Company recognizes only a portion of the contract value as revenue each month, approximately pro-rating the contract to a monthly amount, with the remainder of the noncancelable portion of the contract maintained as a deferred revenue liability.

The Company believes that this is an appropriate method of accounting for Direct Sales revenues and receivables as the revenue is recognized ratably over the contractual period as services are rendered while the Company’s receivables reflect the gross amount that the customer is legally obligated to pay.

Note 4:  Balance Sheet Information

Balance sheet information is as follows:

	March 31, 2009	September 30, 2008
Receivables, current, net:
Accounts receivable, current	$4,579,074	$8,923,315
Less: Allowance for doubtful accounts	(1,498,516)	(2,042,823)
	$3,080,558	$6,880,492
Receivables, long term, net:
Accounts receivable, long term	$3,339,258	$2,171,865
Less: Allowance for doubtful accounts	(539,438)	(160,722)
	$2,799,820	$2,011,143
Total receivables, net:
Gross receivables	$7,918,332	$11,095,180
Allowance for doubtful accounts	(2,037,954)	(2,203,545)
	$5,880,378	$8,891,635

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2009	September 30, 2008
Components of allowance for doubtful accounts are as follows:
Allowance for dilution and fees on amounts due from billing aggregators	$1,872,627	$1,775,276
Allowance for customer refunds	165,327	428,269
	$2,037,954	$2,203,545

The Company has increased its reserves taken, calculated as percentages of their related gross accounts receivable, based on numerous factors. Among others, this takes into consideration the increased volume of customer contracts in its Direct Sales business segment since September 30, 2008, as well as the recent declines in the performance of the Directory Services business segment, and additional reserves related to terminated contracts under which certain receivables remain outstanding.

Included in accounts receivable at March 31, 2009 and September 30, 2008 are receivables of $803,877 and $806,100, respectively from a LEC aggregator that is currently in bankruptcy proceedings, against which the Company maintains allowances totaling $723,489 and $628,449, respectively.

	March 31, 2009	September 30, 2008
Customer acquisition costs, net:
Customer acquisition costs	$1,700,000	$1,700,000
Less: Accumulated amortization	(1,700,000)	(1,057,780)
	$-	$642,220

The customer acquisition costs were amortized over their estimated life and were fully amortized by March 31, 2009.

	March 31, 2009	September 30, 2008
Property and equipment, net:
Leasehold improvements	$234,293	$233,970
Furnishings and fixtures	334,848	311,319
Office, computer equipment and other	655,199	961,931
	1,224,340	1,507,220
Less: Accumulated depreciation	(520,137)	(547,366)
	$704,203	$959,854

	March 31, 2009	September 30, 2008
Intangible assets, net:
Domain name and marketing related intangibles	$6,699,600	$7,208,600
Non-compete agreements	3,465,000	3,465,000
Website and technology related intangibles	4,389,913	4,147,459
	14,554,513	14,821,059
Less: Accumulated amortization	(12,343,290)	(8,084,981)
	$2,211,223	$6,736,078

The decrease in intangible assets, net from September 30, 2008 to March 31, 2009 is due primarily to the impacts of the impairment charges described in Note 5 and the sale of one of the Company’s Internet domain names as described in Note 7.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2009	September 30, 2008
Accrued liabilities:
Deferred revenue	$843,953	$917,068
Accrued payroll and bonuses	349,490	306,984
Accruals under revenue sharing agreements	271,508	-
Accrued expenses - other	874,590	767,317
	$2,339,541	$1,991,369

Note 5:  Impairment of Goodwill and Intangible Assets

In January 2009, in connection with the strategic changes described in Note 2, the Company’s management, at the direction of the Company’s Audit Committee, commenced an interim reporting period review of the Company’s goodwill and intangible assets for impairment.  In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, the Company evaluates goodwill and other long-lived assets for impairment on an annual basis or whenever facts and circumstances indicate that impairment may exist.  Current economic and regulatory forces, both general and specific to the Company’s industry, caused management to consider the Company’s existing business model and strategy including:

1.	The current effects of the recession and general economic downturn;

2.	The sale of the Company’s “www.yp.com” domain name in the first quarter of 2009;

3.	The termination of certain significant directory business contracts;

4.	The change in business strategy to move away from the integration of the Yellow Pages and classifieds businesses to one which addresses each of the Company’s business segments as separate entities;

5.	The sale of certain directory services assets that impacted the future use of its Philippines call-center;

6.	The existence of certain regulatory actions that impacted the future use of its Philippines call-center; and

7.	Continuing losses in the Company’s classifieds business.

In light of the changes in the Company’s business strategy and model as described in Note 2, the Company determined that a triggering event had occurred and initiated an impairment analysis.

Management conducted its analysis in accordance with the provisions of SFAS No 142, “Goodwill and Other Intangible Assets” and SFAS No. 157 “Fair Value Measurements.”  The Company used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the respective assets.  For the assets identified as being impaired, the cash flows associated with the underlying assets did not support a value greater than zero given the shutdown of the classifieds business and the Philippines call-center operation, the impacts of the sale of a portion of the Company’s customer list and www.yp.com domain name, and other operational changes as a result of the Company’s change in business strategy.

Based upon the analysis, management determined that the following items were impaired:

1.
The goodwill acquired by the Company in its acquisition of LiveDeal, Inc., the business focus of which was online classified advertising which was originally intended to be merged with the Company’s existing directory services business;

2.
The goodwill acquired by the Company in its acquisition of a Philippines call-center, 247 Marketing, Inc., the business focus of which is providing telemarketing services to acquire customers for its directory services business;

3.
Assets related to the Company’s call-center operations and non-compete agreements that were made obsolete due to the sale of a portion of the Company’s customer list associated with its directory services business, as described in Note 7.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Intangible assets related to the Company’s directory services business, including URLs, internally developed software, and other miscellaneous intangible assets.

The following is a summary of said impaired assets and their net book values, which were fully written off in the second quarter of fiscal 2009:

Goodwill	$11,706,406
Domain name and marketing related intangibles	1,879,054
Assets obsoleted through sale of customer list	1,259,680
Website and technology related intangibles	1,266,354
$16,111,494

Included in the assets that became obsolete through the sale of a portion of the Company’s customer list were $722,103 related to non-compete agreements and $537,577 of net assets associated with the Philippines call-center.

The Company performed an initial assessment of impairment prior to filing its Form 10-Q for the period ended December 31, 2008, and disclosed an estimated impairment charge of $14,300,000.  The Company reevaluated these amounts and increased the corresponding impairment charge to $14,676,568 after identifying other website and technology related intangible assets related to the items identified earlier. Since that time, the Company sold a portion of the Company’s customer list, which resulted in an additional $1,400,000 of impaired assets, consisting of approximately $175,000 of website and technology related intangibles and $1,200,000 of other assets made obsolete as described above.

Note 6:  Discontinued Operations

As part of the Company’s strategy to evaluate each of its business as separate entities, management noted that the classifieds business has incurred significant operating losses and did not fit with the Company’s change in strategic direction.  Accordingly, in March 2009, the Company made the strategic decision to discontinue its classifieds business and product offerings. The Company initiated shutdown activities in March 2009 and expects to conclude such activities in May 2009, including the shutdown of the website previously used for classified activities.  Accordingly, the Company does not expect any future revenues from this business segment.

The Company applied the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and determined that, with the changes in the Company’s reportable segments described in Note 13, the classified business met the definition of a component as it has separately identifiable operations and cash flows.  Accordingly, the Company is reflecting the results of the classifieds business as discontinued operations.   Prior year financial statements have been restated to present the classifieds operations as a discontinued operation.

In conjunction with the discontinued operations, the Company recorded charges of $27,328 in the second quarter of fiscal 2009 for certain exit costs relating to the shutdown of these operations which is reflected as part of income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of operations.  The Company expects to incur an additional $220,000 of exit costs which were not reflected in the financial statements for the period ended March 31, 2009, although such costs are only an estimate at this time.

The classifieds business accounted for $48,143 and $201,759 of net revenues for the three and six months ended March 31, 2009, respectively, and $598,429 and $1,261,078 of net revenues for the three and six months ended March 31, 2008, respectively, which are now included as part of income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Note 7:  Other Income

On November 5, 2008, the Company entered into an agreement to sell its Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.  Although the Company’s future focus is on the sale of customer acquisition services for small businesses, a significant source of ongoing revenues is the sale of Internet Advertising Packages, which targeted users of its www.yp.com property.  The Company has transitioned these customers to advertising on www.yellowpages.livedeal.com

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 9, 2009, in connection with the Company’s shift in strategic focus away from its classified and directory services business, the Company entered into an agreement to sell a portion of its customer list associated with its directory services business.  This customer list was sold for $3,093,202 of which $2,783,097 was paid by the buyer and received during the second quarter of fiscal 2009, with the remaining amount held back in escrow pending the resolution of potential claims, if any.  Such claims are contractually limited to the amount held in escrow.  Net of certain accruals for transaction costs and transaction-related contingencies, the Company recorded a gain of $2,815,952, which is reflected in other income in the accompanying unaudited condensed consolidated statement of operations.

The Company analyzed this transaction and determined that it did not meet the definition of a discontinued operation under SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as the customer list that was sold did not meet the definition of a component of an entity and as the Company expects to have continuing involvement and operations in directory services for the near future.

The Company also amended another directory services contract in consideration of accelerated payments on its outstanding accounts receivables and some anticipated future billings, which resulted in an increase in other income of $642,268 for the three and six months ended March 31, 2009, respectively.  Together with the partial customer list sale described above, these customers and contracts accounted for $5,146,073 of revenue in the first six months of fiscal 2009.  As a result of these transactions, the Company no longer expects to generate future revenues from these sources.

Note 8:  Stock-based Compensation

From time to time, the Company grants restricted stock awards and stock options to officers, directors, employees and consultants.  Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

During the three and six months ended March 31, 2009, the Company recognized compensation expense of $26,026 and $45,882, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards.  No expense was recognized in the three and six months ended March 31, 2008 as no stock option awards had been granted prior to March 31, 2008.

The Black Scholes option pricing model was used to calculate the expense with the following weighted-average assumptions:

	Quarter Ended March 31, 2009	Six Months Ended March 31, 2009	Quarter Ended March 31, 2008	Six Months Ended March 31, 2008
Volatility	97%	97%	N/A	N/A
Risk-free interest rate	2.6%	2.6%	N/A	N/A
Expected term	6.0 years	6.0 years	N/A	N/A
Forfeiture rate	40%	40%	N/A	N/A
Dividend yield rate	0%	0%	N/A	N/A

The volatility used was based on historical volatility of the Company’s common stock, which management considers to be the best indicator of expected future volatility.  The risk free interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.  The Company utilized an estimated forfeiture rate of 40% based on expected forfeiture rates pertaining to such individuals.

During the three and six months ended March 31, 2009, the Company recognized expense reversals of $221,443 and $132,366, primarily relating to $258,185 reduction in stock based compensation expense due to a change in estimated forfeiture rate, partially offset by the expensing of restricted stock awards over their respective service periods.  The Company changed its estimated forfeiture rate of awards granted to officers, directors and key personnel from 40% to 70% due to recent terminations.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had stock option activity summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at September 30, 2008	5,000
Granted at market price	550,000	$1.45	$1.13
Exercised	-	$-
Cancelled	-	$-
Outstanding at March 31, 2009	555,000			9.6	$-
Exercisable	23,750	$1.73		9.2	$-

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Company’s stock options at March 31, 2009:

	Exercisable		Unexercisable		Total

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

Less than $3.00 per share	23,750	$1.73	531,250	1.45	555,000	$1.46

The following table sets forth the activity with respect to compensation-related restricted stock grants:

Outstanding (unvested) at September 30, 2008	227,425
Granted	10,000
Forfeited	(53,500)
Vested	(25,500)
Outstanding (unvested) at March 31, 2009	158,425

Note 9:  Net Income (Loss) per Share

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

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Net income (loss) from continuing operations	$(19,043,338)	$15,195	$(18,098,898)	$304,741
Less: preferred stock dividends	(479)	(480)	(958)	(960)
Income (loss) from continuing operations applicable to common stock	(19,043,817)	14,715	(18,099,856)	303,781
Income (loss) from discontinued operations	(40,277)	(11,857)	(97,356)	24,690
Income (loss) applicable to common stock	$(19,084,094)	$2,858	$(18,197,212)	$328,471

Basic weighted average common shares outstanding	5,983,490	6,189,371	6,010,521	6,209,995
Add incremental shares for:
Unvested restricted stock	-	167,774	-	180,764
Stock options	-	-	-	-
Series E convertible preferred stock	-	971	-	486
Diluted weighted average common shares outstanding	5,983,490	6,358,116	6,010,521	6,391,245

Earnings per share - basic1:
Income (loss) from continuing operations	$(3.18)	$0.00	$(3.01)	$0.05
Discontinued operations	$(0.01)	$(0.00)	$(0.02)	$0.00
Net income (loss)	$(3.19)	$0.00	$(3.03)	$0.05

Earnings per share - diluted1:
Income (loss) from continuing operations	$(3.18)	$0.00	$(3.01)	$0.05
Discontinued operations	$(0.01)	$(0.00)	$(0.02)	$0.00
Net income (loss)	$(3.19)	$0.00	$(3.03)	$0.05

1  Certain amounts may not total due to rounding of individual components.

The following potentially dilutive securities were excluded from the calculation of diluted net income (loss) per share because the effects were antidilutive based on the application of the treasury stock method and/or the Company’s operating losses during the period:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Shares of non-vested restricted stock	158,425	53,075	188,755	53,788
Stock options	540,217	-	475,712	-
Shares of Series E convertible preferred stock	127,840	-	127,840	-

Note 10:  Income Taxes

During the quarter ended March 31, 2009, the Company established a valuation allowance in the amount of $9,474,682 against its deferred tax assets.  While the Company’s management has optimistic plans for its new business strategy, the Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.  Therefore, the Company established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following sets forth the Company’s deferred income tax assets and liabilities at March 31, 2009:

March 31, 2009
Deferred income tax asset, current:
Book to tax differences in accounts receivable	$822,514
Book to tax differences in prepaid expenses	(49,510)
Net operating loss carryforwards, current	1,189,290
Total deferred income tax asset, current	1,962,294
Less: valuation allowance	(773,004)
Deferred income tax asset, current, net	1,189,290

Deferred incom tax asset, long-term:
Net operating loss carryforwards, long-term	2,292,496
Book to tax differences for stock based compensation	238,662
Book to tax differences in intangible assets	7,305,807
Book to tax differences in depreciation	(1,217,481)
Total deferred income tax asset, long-term	8,619,484
Less: valuation allowance	(8,619,484)
Deferred income tax asset, long-term, net	-

Total deferred income tax assets, net of valuation allowance	$1,189,290

A reconciliation of the differences between the effective and statutory income tax rates for the six months ended March 31, 2009 and 2008, respectively, is as follows:

	Six Months Ended March 31,
	2009		2008
	Amount	Percent	Amount	Percent

Federal statutory rates	$(4,738,269)	34%	$178,166	34%
State income taxes	(468,420)	3%	17,613	3%
Write off of deferred tax asset related to vested restricted stock	48,570	0%	23,365	14%
Valuation allowance	9,392,488	(67)%
Permanent differences and other	(71,557)	1%	133	0%
Effective rate	$4,162,812	(30)%	$219,277	51%

Note 11:  Commitments and Contingencies

Operating Leases and Service Contracts

As of March 31, 2009, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2009	2010	2011	2012	2013	Thereafter
Operating lease commitments	$1,699,702	$324,560	$551,922	$427,621	$316,879	$78,720	$-
Capital lease commitments	237,034	38,438	76,876	76,876	44,844	-	-
Noncanceleable service contracts	1,047,917	440,917	367,000	240,000	-	-	-
	$2,984,653	$803,915	$995,798	$744,497	$361,723	$78,720	$-

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital leases

As of March 31, 2009, future obligations under non-cancelable capital leases are as follows for the fiscal years ended September 30:

2009	$38,438
2010	76,876
2011	76,876
2012	44,844
2013	-
Thereafter	-
Total minimum lease payments	237,034
Less imputed interest	(15,787)
Present value of minimum lease payments	221,247
Less: current maturities of capital lease obligations	68,040
Noncurrent maturities of capital lease obligations	$153,207

Litigation

Set forth below are descriptions of certain updates that occurred during the period ended March 31, 2009 with respect to the litigation matters that were discussed in the Company’s Annual Report on Form 10-K for the fiscal year that ended on September 30, 2008:

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

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

On November 12, 2008, the Illinois Attorney General filed a complaint in the Circuit Court of the Seventh Judicial Circuit of the State of Illinois (Sangamon County) against the Company requesting money damages and injunctive relief for claims that we employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in par promoted premium Internet Yellow Page listings to Illinois consumers.  Based on a preliminary investigation into the sales scripts and automated verification system utilized in the telemarketing campaign, LiveDeal denied the allegations.  Discovery is ongoing.

Note 12:  Concentration of Credit Risk

The Company maintains cash balances at major nationwide institutions in Arizona, California and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible accounts receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third-party billing companies.  The net receivable due from these entities represented 38% and 12%, respectively, of the Company’s total net accounts receivable (excluding non-specific reserves) at March 31, 2009.  The net receivable due from these entities represented 31% and 13%, respectively, of the Company’s total net accounts receivable (excluding non-specific reserves) at September 30, 2008.  Additionally, the Company maintains a wholesale fulfillment contract with a third-party which accounted for 23% of the Company’s total net accounts receivable (excluding non-specific reserves) at March 31, 2009.  This party accounted for 13% of the Company’s total net accounts receivable (excluding non-specific reserves) at September 30, 2008.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13:  Segment Reporting

Prior to fiscal 2009, the Company operated as an integrated business and had only one reportable segment.  During the second quarter of fiscal 2009, the Company has been implementing a corporate initiative that evaluates its different product lines as separate business units.  As part of this strategy, management has begun evaluating operating performance by reviewing the profitability of these product lines on a standalone basis.  Therefore, the Company now has two reportable operating segments (excluding the discontinued classifieds business):  Directory Services and Direct Sales - Customer Acquisition Services.  As the Company has recently implemented this new approach, the Company has yet to identify and allocate operating costs to its reportable segments below the gross profit level.  Additionally, the reportable segments share many common costs, including, but not limited to, IT support, office and administrative expenses.  Therefore, the following table of operating results does not allocate costs to its reportable segments below the gross profit level:

	Six Months Ended March 31, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$6,863,243	$1,694,546	$-	$8,557,789
Cost of services	2,127,690	939,842	-	3,067,532
Gross profit	4,735,553	754,704	-	5,490,257
Operating expenses	-	-	26,710,260	26,710,260
Operating income (loss)	4,735,553	754,704	(26,710,260)	(21,220,003)
Other income (expense)	-	-	7,283,917	7,283,917
Income (loss) before income taxes and discontinued operations	$4,735,553	$754,704	$(19,426,343)	$(13,936,086)

	Six Months Ended March 31, 2008
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$12,225,755	$219,842	$-	$12,445,597
Cost of services	1,900,736	174,295	-	2,075,031
Gross profit	10,325,019	45,547	-	10,370,566
Operating expenses	-	-	9,913,931	9,913,931
Operating income	10,325,019	45,547	(9,913,931)	456,635
Other income (expense)	-	-	67,383	67,383
Income before income taxes and discontinued operations	$10,325,019	$45,547	$(9,846,548)	$524,018

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Given that the Company has only recently implemented its reportable segments, it has yet to allocate its assets to each respective segment.  While some software costs are specific to each business, most of the Company’s fixed assets and software architecture are shared among its segments.  Therefore, the Company is currently unable to provide asset information with respect to each of its reportable segments, except as it pertains to accounts receivable as set forth below:

	March 31, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$2,455,132	$625,426	$3,080,558
Accounts receivable, net - long term	2,799,820	-	2,799,820
Total accounts receivable, net	$5,254,952	$625,426	$5,880,378

	September 30, 2008
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$6,326,272	$554,220	$6,880,492
Accounts receivable, net - long term	2,011,143	-	2,011,143
Total accounts receivable, net	$8,337,415	$554,220	$8,891,635

The Company has no intersegment revenues.  All of the Company’s revenues are with external customers, are derived from operations in the United States, and no single customer accounts for more than 10 percent of the Company’s revenues.

Note 14:  Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting. SFAS No. 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and noncontrolling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 141(R) and SFAS No. 160 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (October 1, 2009 for the Company). SFAS No. 141(R) will be applied prospectively. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. Early adoption is prohibited for both standards.  The Company does not expect to be impacted by the implementation of this pronouncement.

Index

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of SFAS 161 are effective for interim and annual periods beginning after November 15, 2008. The Company was not impacted by the adoption of SFAS 161.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 did not result in a material impact to the Company’s financial position or results of operations. .

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

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2009, this “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2008.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained herein include, but are not limited to, our expectation that continued investment in online advertising to bring increased traffic to our websites will drive increased revenues; our belief that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next 12 months; our intention to complete our shut-down of our classifieds line of business by the end of May 2009 and our estimate of future shut-down costs; that our customer acquisition services will account for a larger percentage of total net revenues; our expectations of cash flows from discontinued operations; that our margins with our customer acquisition services will continue to improve as the business matures; and the expectation that we will be able to realize our deferred tax assets (net of valuation allowances) through the use of net operating loss carrybacks.

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

Our Company

LiveDeal, Inc. provides local customer acquisition services for small businesses combined with an Internet Yellow Pages directory platform technology to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet. Through its online property, www.livedeal.com, LiveDeal delivers local search engine marketing (SEM) through its LiveAdvisor(TM) and LiveClicks(TM) products that combine leading technology with a strong partnership model and an inside sales team to create an efficient platform local businesses need to create and optimize their Internet search advertising campaigns. LiveDeal partners with Google, Yahoo!, MSN, ASK, Miva, Looksmart and others. LiveDeal, Inc. is headquartered in Las Vegas, Nevada. For more information, please visit www.livedeal.com.

We have two inter-related primary lines of business: (1) We deliver a suite of customer acquisition services for small businesses, sold via telemarketing and supported by our websites and software that we have developed to manage search and other Internet services efficiently, and (2) we maintain a Yellow Pages directory with listings in every city and zip code across the U.S.

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

Direct Sales Services.   Since February 2008, we have added a new line of business that utilizes, but is not entirely dependent on, our directory websites and billing services. This line of business is based around using telesales and sophisticated Internet customer acquisition technologies to deliver a suite of customer acquisition services to small businesses.

Index

The most significant of these customer acquisition services is Internet search and the tying of Internet advertising services to search. This development makes it possible, even likely, that customers can find the businesses they need without ever going to a directory. The small business whose website information or advertising message is associated with a successful search becomes the likely recipient of that business. So, utilizing Internet search and related advertising is fast becoming a necessity for small businesses.

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

Our current Direct Sales Services Suite includes:

•	Website acquisition whereby we obtain website address names on behalf of our small business clients.

•	Website development and deployment services where we create, house and manage websites on behalf of our small business clients.

•
Website traffic and audience development whereby we provide sophisticated search engine marketing techniques, access to our own websites, partnerships with other websites and other techniques to generate traffic to our customers’ websites, whether created and housed by us or not.

•	Website analytics and performance reports which generate information for our customers about activities on their websites and lead activities for their businesses based on Internet activities.

•	Directory services that provide both basic and enhanced directory listings for our customers on our own directory and on partner directories.

In the aggregate, these services have grown rapidly and represented 18% of our net revenues in the first six months of fiscal 2009.

Recent Events & Transactions

Change in Business Strategy

In January 2009, we evaluated our business and adopted a new business strategy that moved away from the integration of our Yellow Pages and classifieds businesses to one which addressed each of our business segments as separate entities. This evaluation was necessitated by the growth in our Direct Sales - Customer Acquisition Services business lines that provides Internet-based customer acquisition strategies for small business, as well as declining revenues from our traditional business lines  (i.e. directory services and classifieds).  Additionally, current economic and regulatory forces, both general and specific to our industry, impacted our consideration of our existing business model and strategy. Some of these factors include the following:

1.	The current effects of the recession and general economic downturn;

2.	Our perception that the general economic downturn could lead our business customers to seek lower-cost customer acquisition methods, primarily through the Internet;

3.	The sale of our “www.yp.com” domain name in the first quarter of 2009, which domain name was associated with our traditional business;

4.	The reconstitution of our management team with additional capability in Internet-based technologies;

Index

5.	The termination of certain significant directory business contracts related to the traditional business;

6.	The sale of certain of our traditional business assets including certain of our customer lists; and

7.	Continuing losses in our classifieds business.

As a result, we made significant changes to our business strategy during the second quarter of fiscal 2009.  We decided to move our strategic focus away from our directory services and classified businesses.   Additionally, we discontinued the operations of our Philippines-based call center which has historically provided telemarketing services to support our directory services business - specifically those directory services which were sold during the second quarter of fiscal 2009.    These strategic changes impacted our financial statements during the second quarter of fiscal 2009 in the following manner:

1.	Impairment charges of $16,111,494 were recorded related to the write-down of our goodwill and other intangible assets;

2.	We entered into a plan to discontinue our classifieds business and initiated shutdown activities;

3.	We sold our customer list associated with its directory services business and recorded a gain of $2,815,952; and

4.	We established a valuation allowance of $9,392,488 related to our deferred tax assets.

Our new strategic focus is on delivering a suite of Internet-based, local search driven, customer acquisition services for small businesses, sold via telemarketing and supported by our websites and internally developed software.

Sale of www.yp.com

On November 5, 2008, we entered into an agreement to sell our Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.  Although our future focus is on the sale of customer acquisition services for small and medium-sized businesses, our primary source of ongoing revenues is the sale of Internet Advertising Packages, which targeted users of our www.yp.com property.  We have transitioned these customers to advertising on www.yellowpages.livedeal.com.

Management Changes

On January 20, 2009, we announced the following managerial changes, which occurred during and shortly after the three months ended December 31, 2008:

•	Gary Perschbacher was replaced by Rajeev Seshadri as Chief Financial Officer effective January 20, 2009;
•	President and Chief Operating Officer, John Raven submitted his resignation effective February 15, 2009;
•	Yishay Yovel was named Vice President of Product Management in October of 2008;
•	Pamela Sziebert was appointed Vice President of Marketing in November of 2008;
•	Dean Heistad is the Company’s new Vice President of Technology Strategy as of January 5, 2009; and,
•	Ruben Atchison joined the Company as Director of Search Engine Marketing in December 2008.

All of these management changes come as part of our emerging strategy to deliver the most effective suite of Internet customer acquisition services to small businesses.

Index

Impairment of Goodwill and Other Intangibles

In January 2009, in connection with the strategic changes described above and at the direction of our Audit Committee, we commenced an interim reporting period review of our goodwill and intangible assets for impairment.  In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, we evaluate goodwill and other long-lived assets for impairment on an annual basis or whenever facts and circumstances indicate that impairment may exist.  Current economic and regulatory forces, both general and specific to our industry, caused management to consider our existing business model and strategy including:

1.	The current effects of the recession and general economic downturn;

2.	The sale of our “www.yp.com” domain name in the first quarter of 2009;

3.	The termination of certain significant directory business contracts;

4.	The sale of certain directory services assets that impacted the future use of our Philippines call-center;

5.	The existence of certain regulatory actions that impacted the future use of our Philippines call-center; and

6.	Continuing losses in our classifieds business.

In light of the changes in our business as described above, we determined that a triggering event had occurred and initiated an impairment analysis.

We conducted our analysis in accordance with the provisions of SFAS No 142, “Goodwill and Other Intangible Assets” and SFAS No. 157 “Fair Value Measurements.”  We used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the respective assets.  For the assets identified as being impaired, the cash flows associated with the underlying assets did not support a value greater than zero given the shutdown of the classifieds business and the Philippines call-center operation, the impacts of the sale of a portion of our customer list and www.yp.com domain name, and other operational changes as a result of our change in business strategy.

Based upon the analysis, management determined that the following items were impaired:

1.	The goodwill acquired in our acquisition of LiveDeal, Inc., the business focus of which was online classified advertising;

2.
The goodwill acquired in our acquisition of a Philippines call-center, 247 Marketing, Inc., the business focus of which is providing telemarketing services to acquire customers for our directory services business;

3.	Assets related to our call-center operations and non-compete agreements that were made obsolete by the sale of a portion of our customer list associated with our directory services business; and

4.	Intangible assets related to our directory services business, including URLs, internally developed software, and other miscellaneous intangible assets.

The following is a summary of said impaired assets and their net book values, which were fully written off in the second quarter of fiscal 2009:

Goodwill	$11,706,406
Domain name and marketing related intangibles	1,879,054
Assets obsoleted through sale of customer list	1,259,680
Website and technology related intangibles	1,266,354
$16,111,494

Included in the assets that became obsolete through the sale of a portion of our customer list were $722,103 related to non-compete agreements and $537,577 of net assets associated with the Philippines call-center.

We performed an initial assessment of impairment prior to filing our Form 10-Q for the period ended December 31, 2008, and disclosed an estimated impairment charge of $14,300,000.  We reevaluated these amounts and increased the corresponding impairment charge to $14,676,568 after identifying other website and technology related intangible assets related to the items identified earlier. Since that time, we sold a portion of our customer list, which resulted in an additional $1,400,000 of impaired assets, consisting of approximately $175,000 of website and technology related intangibles and $1,200,000 of other assets made obsolete as described above.

Index

Sale of Customer List and Other Income

On March 9, 2009, in connection with our shift in strategic focus away from our classified and directory services business, we entered into an agreement to sell a portion of our customer list associated with our directory services business.  This customer list was sold for $3,093,202, of which $2,783,097 was paid by the buyer and received during the second quarter of fiscal 2009 with the remaining amount held back in escrow pending the resolution of potential claims, if any.  Such claims are contractually limited to the amount held in escrow. Net of certain accruals for transaction costs and transaction-related contingencies, we recorded a gain of $2,815,952, which is reflected in other income in the accompanying unaudited condensed consolidated statement of operations.

We analyzed this transaction and determined that it did not meet the definition of a discontinued operation under SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as the customer list that was sold did not meet the definition of a component of an entity and as we expect to have continuing involvement and operations in directory services for the near future.

We also amended another directory services contract in consideration of accelerated payments on our outstanding accounts receivables and some anticipated future billings which resulted in an increase in other income of $642,268 for the three and six months ended March 31, 2009, respectively.  Together with the partial customer list sale described above, these customers and contract accounted for $5,146,073 of revenue in the first six months of fiscal 2009.  As a result of these transactions, we no longer expect to generate future revenues from these sources.

Discontinued Operations

As part of the Company’s strategy to evaluate each of its business as separate entities, management noted that the classifieds business has incurred significant operating losses and did not fit with the Company’s change in strategic direction.  Accordingly, in March 2009, we made the strategic decision to discontinue our classifieds business and product offerings.  We initiated shutdown activities in March 2009 (including the notification of certain impacted vendors and employees)  and expect to conclude such activities by the end of May 2009, including the shutdown of the website previously used for classified activities.  Accordingly, we do not expect any future revenues from this business segment.

We applied the provisions of SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” and determined that, with the changes in reportable operating segments as described in Note 13 to the accompanying unaudited condensed consolidated financial statements, the classified business met the definition of a component as it has separately identifiable operations and cash flows.  Accordingly, we are reflecting the results of the classifieds business as discontinued operations.   Prior year financial statements have been restated to present the classifieds operations as a discontinued operation.

In conjunction with the discontinued operations, we recorded charges of $27,328 in the second quarter of fiscal 2009 for certain exit costs relating to the shutdown of these operations which is reflected as part of income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of operations.  We expect to incur an additional $220,000 of exit costs which were not reflected in the financial statements for the period ended March 31, 2009, although such costs are only an estimate at this time.

The classifieds business accounted for $48,143 and $201,759 of net revenues for the three and six months ended March 31, 2009, respectively, and $598,429 and $1,261,078 of net revenues for the three and six months ended March 31, 2008, respectively, which are now included as part of income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Results of Operations

Net Revenues

	Net Revenues
	2009	2008	Change	Percent

Three Months Ended March 31,	$3,548,275	$6,039,356	$(2,491,081)	(41)%
Six Months Ended March 31,	$8,557,789	$12,445,597	$(3,887,808)	(31)%

Index

Net revenues decreased in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 due primarily to a decrease of approximately $3,251,000 in sales of our directory service products, highlighting a continuing trend amongst our legacy products.  However, this decrease was partially offset by an increase in our customer acquisition services of approximately $760,000 as a result of expanded marketing efforts related to these products and the further development in our business.

Net revenues decreased in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 for similar reasons, with a decrease of approximately $5,362,000 in directory service products and an increase of $1,474,000 in sales of customer acquisition services.

We expect revenues to continue to migrate to customer acquisition services as we de-emphasize our directory services products in order to focus on our new business strategy.

Cost of Services

	Cost of Services
	2009	2008	Change	Percent

Three Months Ended March 31,	$1,466,882	$1,081,461	$385,421	36%
Six Months Ended March 31,	$3,067,532	$2,075,031	$992,501	48%

Cost of services increased in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.  Although our revenues declined significantly in our directory services business, we experienced an increase in cost of sales of $44,000 as we continue to experience cost increases due to increased regulatory requirements and an increase in per-customer charges billed to us from our third party service providers.  These factors are contributing to our strategic shift away from directory services as our primary line of business.  We also experienced an increase of $341,000 in costs related to our customer acquisition services, reflecting revenue growth and the development in this business.

Costs of services increased in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 for similar reasons, with a $227,000 increase in costs related to our directory services and increased costs related to our customer acquisition services of approximately $766,000.

Gross Profit

	Gross Profit
	2009	2008	Change	Percent

Three Months Ended March 31,	$2,081,393	$4,957,895	$(2,876,502)	(58)%
Six Months Ended March 31,	$5,490,257	$10,370,566	$(4,880,309)	(47)%

Gross profit decreased in the second quarter and first six months of fiscal 2009 as compared to the second quarter and first six months of fiscal 2008 due to a decrease in net revenues and a decline in gross margins.  Gross margins decreased to 58.7% of net revenues in the second quarter of fiscal 2009 from 82.1% of net revenues in the second quarter of fiscal 2008, due primarily to a decline in margins on the directory services business to 61.1% in the second quarter of fiscal 2009 as compared to 83.2% in the second quarter of fiscal 2008.  We have seen significant growth in the margins on our customer acquisition services (51.0% in the second quarter of fiscal 2009 as compared to 25.0% in the second quarter of fiscal 2008) as this line of business was in its infancy in fiscal 2008.  We expect the margins attributable to the LiveClicks and related products to improve as this business matures.

General and Administrative Expenses

	General and Administrative Expenses
	2009	2008	Change	Percent

Three Months Ended March 31,	$4,054,354	$3,845,145	$209,209	5%
Six Months Ended March 31,	$8,313,381	$7,240,036	$1,073,345	15%

Index

General and administrative expenses increased in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 primarily due to the following:

•      Decreased compensation costs of approximately $66,000 primarily attributable to a decrease of $443,000 of stock-based compensation charges, including a $258,000 expense reduction in the second quarter of fiscal 2009 resulting from an increase our estimated forfeiture rate on stock awards, and a decrease of $150,000 of executive bonuses paid in the second quarter of fiscal 2008, partially offset by hiring of additional sales force and technological personnel in light of the development of our Las Vegas operations;

•      Increased professional fees of approximately $220,000 related to increased legal expenses incurred in response to certain legal actions brought against us, fees incurred for Sarbanes-Oxley related consulting services, and increased recruitment fees to hire key personnel in response to our change in strategic direction;

•      An increase of approximately $73,000 of depreciation and amortization expense relating to additional fixed assets related to the relocation of our corporate headquarters to Las Vegas, additional capitalized software development costs relating to new product offerings and accelerated depreciation on certain amortizable items that have a limited useful life; partially offset by

•      A decrease in other general and administrative expenses of approximately $18,000.

General and administrative expenses increased in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 for similar reasons, as outlined below:

•      Increased compensation costs of approximately $514,000 primarily attributable to the hiring of additional sales force and technological personnel in light of the development of our Las Vegas operations, partially offset by reduced executive bonuses described above and reduced stock-based compensation charges, including the $258,000 expense reduction described above;

•      Increased professional fees of approximately $394,000 related to increased legal expenses incurred in response to certain legal actions brought against us, fees incurred for Sarbanes-Oxley related consulting services, and increased recruitment fees to hire key personnel in response to our change in strategic direction;

•      An increase of approximately $154,000 of depreciation and amortization expense relating to additional fixed assets related to the relocation of our corporate headquarters to Las Vegas, additional capitalized software development costs relating to new product offerings and accelerated depreciation on certain amortizable items that have a limited useful life; and

•      An increase in other general and administrative expenses of approximately $10,000.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q2 2009	Q1 2009	Q4 2008	Q3 2008	Q2 2008	Q1 2008
Compensation for employees, leased employees, officers and directors	$2,311,056	$2,508,835	$1,810,383	$3,181,375	$2,377,412	$1,928,272
Professional fees	411,564	455,832	456,180	275,638	191,330	281,418
Depreciation and amortization	560,383	559,289	588,718	505,095	487,085	478,433
Other general and administrative costs	771,351	735,070	692,314	860,702	789,318	706,848
	$4,054,354	$4,259,026	$3,547,595	$4,822,810	$3,845,145	$3,394,971

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2009	2008	Change	Percent

Three Months Ended March 31,	$713,326	$1,080,254	$(366,928)	(34)%
Six Months Ended March 31,	$2,285,385	$2,673,895	$(388,510)	(15)%

Index

Sales and marketing expenses decreased in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 primarily due to the following:

•	$543,000 of decreased telemarketing and other customer acquisition costs as we began transitioning away from marketing activities geared toward our directory services business; and

•	$45,000 of reduced branding and miscellaneous sales and marketing expenses; partially offset by

•	$221,000 of increased expenditures for click traffic which we believe is more cost effective than online advertising.

Sales and marketing expenses decreased in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 primarily due to the following:

•	$708,000 of decreased telemarketing and other customer acquisition costs as we began transitioning away from marketing activities geared toward our directory services business; and

•	$71,000 of reduced branding and miscellaneous sales and marketing expenses; partially offset by

•	$390,000 of increased expenditures for click traffic which we believe is more cost effective than online advertising.

Our expenditures for click traffic have dropped in the second quarter of fiscal 2009 as compared to the first quarter of fiscal 2009 as we have refined our strategies and have negotiated better contracts with our vendors, resulting in a more focused and cost effective approach to marketing our business.

Impairment of Goodwill and Other Intangible Assets

	Impairment of Goodwill and Other Intangible Assets
	2009	2008	Change	Percent

Three Months Ended March 31,	$16,111,494	$-	$16,111,494	n/a
Six Months Ended March 31,	$16,111,494	$-	$16,111,494	n/a

As described previously, we incurred an impairment charge in the second quarter of fiscal 2009 to write-down goodwill and other intangible assets.  No such charges were incurred in fiscal 2008.

Operating Income (Loss)

	Operating Income (Loss)
	2009	2008	Change	Percent

Three Months Ended March 31,	$(18,797,781)	$32,496	$(18,830,277)	(57946)%
Six Months Ended March 31,	$(21,220,003)	$456,635	$(21,676,638)	(4747)%

The decrease in operating income for the second quarter and first six months of fiscal 2009 as compared to the second quarter and first six months of fiscal 2008 is primarily due to the impairment charge, decreased gross profit and changes in operating expenses, each of which is described above.

 Total Other Income (Expense)

	Total Other Income (Expense)
	2009	2008	Change	Percent

Three Months Ended March 31,	$3,464,379	$32,472	$3,431,907	10569%
Six Months Ended March 31,	$7,283,917	$67,383	$7,216,534	10710%

During the second quarter of fiscal 2009, we entered into an agreement to sell a portion of our customer list associated with our directory services business, resulting in a gain of $2,815,952.  We also amended another directory services contract in consideration of accelerated payments on our outstanding accounts receivables and some anticipated future billings which resulted in an increase in other income of $642,268 for the three and six months ended March 31, 2009, respectively.

Index

During the first quarter of fiscal 2009, we entered into an agreement to sell our Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.   We had net gain from the sale of that asset of $3,805,778, which is reflected in other income.

The remaining activity in fiscal 2009 and fiscal 2008 consisted primarily of interest income on cash balances and short-term investments.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2009	2008	Change	Percent

Three Months Ended March 31,	$3,709,936	$49,773	$3,660,163	7354%
Six Months Ended March 31,	$4,162,812	$219,277	$3,943,535	1798%

The change in our income tax provision is due primarily to corresponding changes in our pre-tax income, coupled with the establishment of a valuation allowance in the second quarter of fiscal 2009, which increased our income tax provision by $9,392,488.  While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business model.  Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

Income (Loss) from Discontinued Operations

	Income (Loss) from Discontinued Operations
	2009	2008	Change	Percent

Three Months Ended March 31,	$(40,277)	$(11,857)	$(28,420)	240%
Six Months Ended March 31,	$(97,356)	$24,690	$(122,046)	(494)%

During the second quarter of fiscal 2009, we discontinued our classifieds business, as described above.  All prior periods have been restated to reflect the classifieds operating results, net of tax, as discontinued operations.  The decrease in income in the second quarter and first six months of fiscal 2009 as compared to the second quarter and first six months of fiscal 2008 reflects the effects of our corporate strategy to de-emphasize and ultimately abandon this line of business.

Net Income (Loss)

	Net Income (Loss)
	2009	2008	Change	Percent

Three Months Ended March 31,	$(19,083,615)	$3,338	$(19,086,953)	(571808)%
Six Months Ended March 31,	$(18,196,254)	$329,431	$(18,525,685)	(5624)%

Changes in net income (loss) are primarily attributable to changes in operating income, income tax expense and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $896,000 for the first six months of fiscal 2009 as compared to net cash provided by operating activities of approximately $1,609,000 for the first six months of fiscal 2008.  The decrease in cash generated from operations is primarily due to a decrease in gross profit of $4,880,000 reflecting declines in our legacy businesses and $401,000 of changes in our operating expenses and working capital balances, partially offset by $2,776,000 of increased collections on receivable balances.

Our primary source of cash inflows has historically been net remittances from our billing channels, including ACH billings and LEC billings.  For ACH billings, we generally receive the net proceeds through our billing service processors within 15 days of submission.  For LEC billings, we receive collections on accounts receivable through the billing service aggregators under contracts to administer this billing and collection process.  The billing service aggregators generally do not remit funds until they are collected.  Generally, cash is collected and remitted to us (net of dilution and other fees and expenses) over a 60- to 120-day period subsequent to the billing dates.  Additionally, for each monthly billing cycle, the billing aggregators and LECs withhold certain amounts, or “holdback reserves,” to cover potential future dilution and bad debt expense.  These holdback reserves lengthen our cash conversion cycle as they are remitted to us over a 12- to 18-month period of time.  We classify these holdback reserves as current or long-term receivables on our consolidated balance sheet, depending on when they are scheduled to be remitted to us.  As of March 31, 2009, approximately 50% of our gross accounts receivable are due from two aggregators.

Index

With respect to our Direct Sales Services, we generally receive upfront payments averaging approximately one-sixth of the gross contract amount.  Subsequent payments are received on an installment basis ratably over the life of the contract. Most customers purchasing these services elect to use their credit cards to effect payments, and therefore our collections are usually made within a few days of the installment due date.

With respect to our discontinued operations, our historical cash flows have approximated our income (loss) from discontinued operations as set forth on our unaudited condensed consolidated statements of operations, except with respect to the accrued disposal costs that were recorded during the second quarter of fiscal 2009, of which $27,328 have not been paid.  We do not to incur any future cash inflows from our discontinued operations, and we expect to incur additional cash outflows of $220,000 beyond what has been accrued for additional shutdown costs.

Our most significant cash outflows include payments for marketing expenses and general operating expenses.  General operating cash outflows consist of payroll costs, income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash provided by investing activities totaled approximately $6,871,000 for the first six months of fiscal 2009 compared to net cash used for investing activities of approximately $776,000 for the first six months of fiscal 2008.  The primary sources of the cash provided by our investing activities in fiscal 2009 were the sale of our Internet domain name www.yp.com, the sale of a portion of our customer list related to our directory services business, and an amendment to an existing directory services contract which provided aggregate cash inflows of $7,275,000.  Additionally, in the first six months of fiscal 2009, we had expenditures for purchases of equipment and intellectual property totaling approximately $404,000, a decrease of approximately $348,000 compared to the first six months of fiscal 2008.  During the first six months of fiscal 2009, we also had approximately $23,000 of cash outflows related to the two acquisitions that took place during fiscal 2007.

Net cash used for financing activities was approximately $524,000 during the first six months of fiscal 2009 compared to approximately $395,000 for the first six months of fiscal 2008.  During the first six months of fiscal 2009, we repurchased 317,004 shares of our common stock, which were valued at $487,480 in the aggregate.  During the first six months of fiscal 2008, we made treasury stock repurchases of 102,175 shares valued at $394,519.  During the first six months of fiscal 2009, we made payments on our capital lease obligations for telecommunications equipment of $35,562.  Financing activities also included $958 and $960 of preferred stock dividends during the first six months of fiscal 2009 and fiscal 2008, respectively.

We had working capital of $11,814,955 as of March 31, 2009, compared to $11,260,231 as of September 30, 2008, with current assets increasing by $543,909 and current liabilities decreasing by $10,855 from September 30, 2008 to March 31, 2009.  Our cash position increased to $10,090,479 at March 31, 2009 compared to $4,639,787 at September 30, 2008 due to the effects of our results of operations and cash flows from the sale of intangible assets and our partial customer list and expenditures for equipment.

The following table summarizes our contractual obligations at March 31, 2009 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2009	2010	2011	2012	2013	Thereafter
Operating lease commitments	$1,699,702	$324,560	$551,922	$427,621	$316,879	$78,720	$-
Capital lease commitments	237,034	38,438	76,876	76,876	44,844	-	-
Noncanceleable service contracts	1,047,917	440,917	367,000	240,000	-	-	-
	$2,984,653	$803,915	$995,798	$744,497	$361,723	$78,720	$-

We believe that our existing cash on hand and additional cash generated from operations will provide us with sufficient liquidity to meet our operating needs for the next 12 months.

At March 31, 2009, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

Index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required under Statement of Financial Accounting Standards No. 107. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in the periods set forth in this report) or commodity price risk.

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

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

On November 12, 2008, the Illinois Attorney General filed a complaint in the Circuit Court of the Seventh Judicial Circuit of the State of Illinois (Sangamon County) against the Company requesting money damages and injunctive relief for claims that we employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in par promoted premium Internet Yellow Page listings to Illinois consumers.  Based on a preliminary investigation into the sales scripts and automated verification system utilized in the telemarketing campaign, LiveDeal denied the allegations.  Discovery is ongoing.

ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders at our annual stockholders meeting held on February 26, 2009:

•	The election of seven directors to the Company’s Board of Directors;

•
An amendment to the Company’s Amended and Restated 2003 Stock Plan primarily to (i) provide for the grant of stock options under the plan and (ii) increase the number of shares available for issuance under the plan from 800,000 shares to 1,400,000 shares; and

•	The ratification of the appointment of Mayer Hoffman McCann P.C. as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2009.

Election of Directors

The allocation of votes for the election of the nominees to the Board of Directors was as follows:

Nominee	Votes For	Votes Withheld	Abstentions and Broker Non-Votes
Rajesh Navar	5,038,389	369,777	N/A
Sheryle Bolton	5,038,389	369,777	N/A
Richard D. Butler, Jr.	5,038,389	369,777	N/A
Thomas J. Clarke, Jr.	5,037,808	370,358	N/A
Michael Edelhart	5,038,389	369,777	N/A
Greg A. LeClaire	5,038,389	369,777	N/A
Richard F. Sommer	5,038,389	369,777	N/A

Index

Approval of Amendment to 2003 Stock Plan

The allocation of votes with respect to the proposed amendment to the Company’s Amended and Restated 2003 Stock Plan was as follows:

	Votes For	Votes Against	Abstentions and Broker Non-Votes
Proposal to amend the LiveDeal, Inc. Amended and Restated 2003 Stock Plan primarily to (i) provide for the grant of stock options under the plan and (ii) increase the number of shares available for issuance under the plan from 800,000 shares to 1,400,000 shares	1,421,307	625,473	5,400

Ratification of Independent Auditors

The allocation of votes for the ratification of Mayer Hoffman McCann P.C. as the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2009 was as follows:

	Votes For	Votes Against	Abstentions and Broker Non-Votes
Proposal to ratify the appointment of Mayer Hoffman McCann P.C. as LiveDeal’s independent registered public accounting firm for the fiscal year ending September 30, 2009	4,918,587	487,054	2,525

The proposals above are described in detail in the Company’s definitive proxy statement related to the Annual Meeting of Stockholders that was held on February 26, 2009.

Index

ITEM 6. EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

10.1	Asset Purchase Agreement by and among Local.com Corporation, the Company, and Telco Billing, Inc.

10.2	Employment Agreement by and between the Company and Dean Heistad

10.3	Employment Agreement by and between the Company and Gregg Thaler

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: May 15, 2009	/s/ Rajeev Seshadri
Rajeev Seshadri
Chief Financial Officer