Form 10-Q
period 2009-06-30
LIVEDEAL INC
filed 2009-08-14
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
(check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☑

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 1, 2009 was 6,123,432.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2009

TABLE OF CONTENTS

		Page

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and September 30, 2008 (as restated)	3
	Unaudited Condensed Consolidated Statements of Operations
	for the Three and Nine months Ended June 30, 2009 and 2008	4
	Unaudited Condensed Consolidated Statements of Cash Flows
	for the Nine months Ended June 30, 2009 and 2008	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4.	Controls and Procedures	33

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

Signatures		36

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(unaudited)	(as restated,
		see Note 3)
Assets
Cash and cash equivalents	$9,205,343	$4,639,787
Certificates of deposit	100,000	-
Accounts receivable, net	1,644,966	6,326,272
Prepaid expenses and other current assets	437,141	792,309
Customer acquisition costs, net	-	642,220
Income taxes receivable	595,713	487,532
Deferred tax asset, net of valuation allowance	271,148	949,121
Total current assets	12,254,311	13,837,241
Accounts receivable, long term portion, net	2,701,813	2,011,143
Property and equipment, net	667,659	959,854
Deposits and other assets	81,712	83,547
Intangible assets, net	2,375,170	6,736,078
Goodwill	-	11,706,406
Deferred tax asset, long term, net of valuation allowance	-	3,863,502
Total assets	$18,080,665	$39,197,771

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$635,887	$1,078,712
Accrued liabilities	1,725,711	1,437,149
Current portion of capital lease obligation	68,820	61,149
Total current liabilities	2,430,418	2,577,010
Long term portion of capital lease obligation	135,729	170,838
Total liabilities	2,566,147	2,747,848

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized,
127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,135,933 and
6,513,687 issued and outstanding at June 30, 2009 and September 30, 2008, respectively	6,136	6,514
Paid in capital	20,259,099	20,884,112
Retained earnings (accumulated deficit)	(4,761,583)	15,548,431
Total stockholders' equity	15,514,518	36,449,923

Total liabilities and stockholders' equity	$18,080,665	$39,197,771

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended		Nine Months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues	$2,448,569	$5,427,012	$11,006,358	$17,872,608
Cost of services	812,321	1,115,293	3,879,853	3,190,324
Gross profit	1,636,248	4,311,719	7,126,505	14,682,284

Operating expenses:
General and administrative expenses	3,812,983	4,807,460	12,126,364	12,047,495
Impairment of goodwill and intangible assets	-	-	16,111,494	-
Sales and marketing expenses	130,627	1,242,050	2,416,012	3,915,945
Total operating expenses	3,943,610	6,049,510	30,653,870	15,963,440
Operating loss	(2,307,362)	(1,737,791)	(23,527,365)	(1,281,156)
Other income (expense):
Interest income, net	7,487	14,837	27,406	78,588
Other income (expense)	77,786	(18,269)	7,341,784	(14,637)
Total other income (expense)	85,273	(3,432)	7,369,190	63,951

Loss from continuing operations before income taxes	(2,222,089)	(1,741,223)	(16,158,175)	(1,217,205)
Income tax provision (benefit)	(105,117)	(221,763)	4,057,695	(2,486)
Loss from continuing operations	(2,116,972)	(1,519,460)	(20,215,870)	(1,214,719)

Discontinued operations:
Income (loss) from discontinued component, including disposal costs	7,422	(97,760)	(147,999)	(58,345)
Income tax provision (benefit)	2,773	(36,523)	(55,293)	(21,798)
Income (loss) from discontinued operations	4,649	(61,237)	(92,706)	(36,547)

Net loss	$(2,112,323)	$(1,580,697)	$(20,308,576)	$(1,251,266)

Earnings per share - basic[1]:
Loss from continuing operations	$(0.35)	$(0.24)	$(3.37)	$(0.20)
Discontinued operations	-	(0.01)	(0.02)	(0.01)
Net loss	$(0.35)	$(0.25)	$(3.38)	$(0.20)

Earnings per share - diluted[1]:
Loss from continuing operations	$(0.35)	$(0.24)	$(3.37)	$(0.20)
Discontinued operations	-	(0.01)	(0.02)	(0.01)
Net loss	$(0.35)	$(0.25)	$(3.38)	$(0.20)

Weighted average common shares outstanding:
Basic	5,999,268	6,222,351	6,006,770	6,214,099
Diluted	5,999,268	6,222,351	6,006,770	6,214,099

1  Certain amounts may not total due to rounding of individual components.

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,308,576)	$(1,251,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,088,425	1,525,972
Non-cash stock compensation expense	69,186	-
Amortization of deferred stock compensation	(207,098)	859,271
Deferred income taxes	4,541,475	458,930
Provision for uncollectible accounts	1,023,211	430,880
Noncash impairment of goodwill and other intangibles	16,111,494	-
Gain on sale of customer list	(2,815,952)	-
Gain on sale of internet domain name	(3,805,778)	-
Gain on amendment of directory services contract	(642,268)	-
Loss on disposal of property and equipment	37,943	15,352
Changes in assets and liabilities:
Accounts receivable	2,831,757	(780,126)
Customer acquisition costs	-	(1,700,000)
Prepaid expenses and other current assets	104,057	(151,313)
Deposits and other assets	1,835	8,169
Accounts payable	(442,825)	53,341
Accrued liabilities	170,619	535,696
Income taxes receivable and payable	(108,181)	(453,035)

Net cash used in operating activities	(1,350,676)	(448,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of internet domain name	3,850,000	-
Proceeds from sale of customer list	2,783,097	-
Proceeds from amendment of directory services contract	642,268	-
Additional closing costs related to acquisition of LiveDeal, Inc.	-	(7,000)
Additional closing costs related to acquisition of OnCall
Subscriber Management, Inc.	-	(16,243)
Expenditures for intangible assets	(626,119)	(55,942)
Investment in certificates of deposit	(100,000)	-
Purchases of equipment	(91,838)	(585,845)

Net cash provided by (used in) investing activities	6,457,408	(665,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(1,437)	(1,438)
Principal repayments on capital lease obligations	(52,259)	-
Purchase of treasury stock	(487,480)	(500,901)

Net cash used in financing activities	(541,176)	(502,339)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,565,556	(1,615,499)

CASH AND CASH EQUIVALENTS, beginning of period	4,639,787	5,674,533

CASH AND CASH EQUIVALENTS, end of period	$9,205,343	$4,059,034

See accompanying notes to unaudited condensed consolidated financial statements

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of LiveDeal, Inc. (formerly YP Corp.), a Nevada corporation, and its wholly owned subsidiaries (collectively the “Company”).  The Company delivers local customer acquisition services for small and medium-sized businesses combined with an Internet Yellow Pages directory to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet through its online property, www.livedeal.com.

The accompanying condensed consolidated balance sheet as of September 30, 2008 (as restated), which has been derived from audited consolidated financial statements (see Note 3), and the accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and nine months ended June 30, 2009 and June 30, 2008, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2009. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2008 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

Note 2:  Business Operations

In January 2009, the Company re-evaluated its business and adopted a new business strategy that moved away from the integration of the Yellow Pages and classifieds businesses to one which addressed each of its business segments as separate entities.  This re-evaluation was necessitated by the growth of the Company’s Direct Sales – Customer Acquisition Services business line that provides Internet-based customer acquisition strategies for small business, as well as declining revenues from the Company’s traditional business lines (i.e. directory services and classifieds).  Additionally, current economic and regulatory forces, both general and specific to the Company’s industry, impacted management’s considerations of the Company’s existing business model and strategy.  Some of these factors included the following:

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As a result, the Company’s management made significant changes to its business strategy during the second quarter of fiscal 2009.  Management has decided to move the Company’s strategic focus away from its directory services and classified businesses and focus its efforts on being the small businesses “internet partner” who helps small businesses use the internet and technology to bring them customers and grow their business.   Additionally, the Company discontinued the operations of its Philippines-based call center, which has historically provided telemarketing services to support its directory services business, specifically those directory services which were sold during the quarter ended March 31, 2009.    These strategic changes impacted the Company’s condensed consolidated financial statements during the second quarter of fiscal 2009 in the following manner:

1.	Impairment charges of $16,111,494 were recorded related to the write-down of the Company’s goodwill and other intangible assets as discussed in Note 6;

2.
The Company commenced a plan to discontinue its classifieds business and initiated shutdown activities, as discussed in Note 7, and has reflected the operating results of this line of business as discontinued operations in the accompanying unaudited condensed consolidated statements of operations;

3.	The Company sold a portion of its customer list associated with its directory services business and recorded a gain of $2,815,952, as discussed in Note 8; and

4.	The Company established a valuation allowance of $9,713,322 related to its deferred tax assets, as described in Note 11.

The Company’s new strategic focus is on delivering a suite of Internet-based, local search driven, customer acquisition services for small businesses, sold via telemarketing and supported by its websites and internally developed software.

Note 3:  Accounting Policies and Restatement

While the Company has not changed its accounting policies from those disclosed in the Company’s Form 10-K for the year ended September 30, 2008, the growth in its Direct Sales – Customer Acquisition Services business necessitates a further discussion of the revenue recognition policies associated with these contracts.

The Company’s direct sales contracts typically involve upfront billing for an initial payment followed by monthly billings over the contractual period.  The Company recognizes revenue on a straight line basis over the contractual period.  Billings in excess of recognized revenue are included as deferred revenue in the accompanying consolidated balance sheets.

Previously, the Company recognized the value of the noncancelable portion of the Direct Sales’ customer contract as a receivable and billed the customer for the amount of the contract over the period of the contract. The Company only recognized a portion of the contract value as revenue each month, approximately pro-rating the contract to a monthly amount, with the remainder of the noncancelable portion of the contract maintained as a deferred revenue liability.  In the quarter ended June 30, 2009, the Company corrected its balance sheet presentation related to its direct sales contracts to include in accounts receivable only those amounts that are outstanding receivables after having been billed in accordance with the terms of the contract.  There was no material impact to the Company’s financial condition, operating cash flows or results of operations as a result of this correction.  Prior periods have been corrected to conform to the current period presentation.

The following table sets forth the impact of this correction on our balance sheet as of September 30, 2008:

	September 30, 2008
	As Originally Reported	As Restated	Net Change
Accounts receivable, net (current)	$6,880,492	$6,326,272	$(554,220)
Accrued liabilities	$1,991,369	$1,437,149	$(554,220)

Note 4:  Restructuring Charges

In June 2009, the Company implemented a restructuring plan previously approved by the Company’s Board of Directors that included a reduction in force that resulted in the termination of approximately 13% of its workforce.  As part of this plan, the Company also initiated activities to close certain of its facilities.  The Company took these actions in order to reduce costs and improve its cost structure in the current operating environment and in light of changes in its strategic focus.  Substantially all restructuring activities and actions were completed in July 2009.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with these activities, the Company incurred expenses, consisting primarily of cash expenditures, of $327,408 which have been reflected as part of general and administrative expenses in the accompanying consolidated statements of operations for the three and nine months ended June 30, 2009. Of the restructuring charges incurred, $277,059 related to severance costs and $50,349 related to office closure costs.  As of June 30, 2009, we had an outstanding liability of $84,839 related to unpaid restructuring costs.  All restructuring costs were related to the consolidation of operations to one location, and were accounted for as general and administrative expenses

Note 5:  Balance Sheet Information

Balance sheet information is as follows:
	June 30,	September 30,
	2009	2008
		(as restated,
		see Note 3)
Receivables, current, net:
Accounts receivable, current	$2,934,886	$8,369,095
Less: Allowance for doubtful accounts	(1,289,920)	(2,042,823)
	$1,644,966	$6,326,272
Receivables, long term, net:
Accounts receivable, long term	$3,252,416	$2,171,865
Less: Allowance for doubtful accounts	(550,603)	(160,722)
	$2,701,813	$2,011,143
Total receivables, net:
Gross receivables	$6,187,302	$10,540,960
Allowance for doubtful accounts	(1,840,523)	(2,203,545)
	$4,346,779	$8,337,415

Components of allowance for doubtful accounts are as follows:
	June 30,	September 30,
	2009	2008
Allowance for dilution and fees on amounts due from billing aggregators	$1,766,661	$1,775,276
Allowance for customer refunds	73,862	428,269
	$1,840,523	$2,203,545

The significant reduction in accounts receivable reflects the Company’s strategic shift away from its directory services business toward its customer acquisition services product line that has significantly shorter payment terms.

Included in accounts receivable at June 30, 2009 and September 30, 2008 are receivables of $803,877 and $806,100, respectively from a LEC aggregator that is currently in bankruptcy proceedings, against which the Company maintains allowances totaling $723,489 and $628,449, respectively.

	June 30,	September 30,
	2009	2008
Customer acquisition costs, net:
Customer acquisition costs	$1,700,000	$1,700,000
Less: Accumulated amortization	(1,700,000)	(1,057,780)
	$-	$642,220

The customer acquisition costs were amortized over their estimated life and were fully amortized by June 30, 2009.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30,	September 30,
	2009	2008
Property and equipment, net:
Leasehold improvements	$235,056	$233,970
Furnishings and fixtures	336,068	311,319
Office, computer equipment and other	679,949	961,931
	1,251,073	1,507,220
Less: Accumulated depreciation	(583,414)	(547,366)
	$667,659	$959,854

	June 30,	September 30,
	2009	2008
Intangible assets, net:
Domain name and marketing related intangibles	$6,699,600	$7,208,600
Non-compete agreements	3,465,000	3,465,000
Website and technology related intangibles	4,676,660	4,147,459
	14,841,260	14,821,059
Less: Accumulated amortization	(12,466,090)	(8,084,981)
	$2,375,170	$6,736,078

The decrease in intangible assets, net from September 30, 2008 to June 30, 2009 is due primarily to the impacts of the impairment charges described in Note 6 and the sale of one of the Company’s Internet domain names as described in Note 8.

	June 30,	September 30,
	2009	2008
		(as restated,
		see Note 3)
Accrued liabilities:
Deferred revenue	$110,210	$362,848
Accrued payroll and bonuses	358,501	306,984
Accruals for service contracts	416,981	-
Accruals under revenue sharing agreements	254,286	326,306
Accrued expenses - other	585,733	441,011
	$1,725,711	$1,437,149

Accruals for service contracts represent accruals for services rendered by third-parties relating to our new Direct Sales products and certain accruals pertaining to the termination of contractual obligations with former service providers that are still being finalized.

Note 6:  Impairment of Goodwill and Intangible Assets

In January 2009, in connection with the strategic changes described in Note 2, the Company’s management, at the direction of the Company’s Audit Committee, commenced an interim reporting period review of the Company’s goodwill and intangible assets for impairment.  In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) , and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets” (SFAS No. 144), the Company evaluates goodwill and other long-lived assets for impairment on an annual basis or whenever facts and circumstances indicate that impairment may exist.  Current economic and regulatory forces, both general and specific to the Company’s industry, caused management to consider the Company’s existing business model and strategy .  See Note 2.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In light of the changes in the Company’s business strategy and model as described in Note 2, the Company determined that a triggering event had occurred and initiated an impairment analysis.

Management conducted its analysis in accordance with the provisions of SFAS No. 142 and SFAS No. 157 “Fair Value Measurements.”  The Company used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the respective assets.  For the assets identified as being impaired, the cash flows associated with the underlying assets did not support a value greater than zero given the shutdown of the classifieds business and the Philippines call-center operation, the impacts of the sale of a portion of the Company’s customer list and www.yp.com domain name, and other operational changes as a result of the Company’s change in business strategy.

Based upon the analysis, management determined that the following items were impaired:

1.
The goodwill acquired by the Company in its acquisition of LiveDeal, Inc., the business focus of which was online classified advertising which was originally intended to be merged with the Company’s existing directory services business;

2.
The goodwill acquired by the Company in its acquisition of a Philippines call-center, 247 Marketing, Inc., the business focus of which was providing telemarketing services to acquire customers for its directory services business;

3.
Assets related to the Company’s call-center operations and non-compete agreements that were effectively made obsolete due to the sale of a portion of the Company’s customer list associated with its directory services business, as described in Note 8; and

4.	Intangible assets related to the Company’s directory services business, including URLs, internally developed software, and other miscellaneous intangible assets.

The following is a summary of these impaired assets and their net book values, which were fully written off in the second quarter of fiscal 2009:

Goodwill	$11,706,406
Domain name and marketing related intangibles	1,879,054
Assets related to customer list	1,259,680
Website and technology related intangibles	1,266,354
$16,111,494

Included in the assets that became obsolete through the sale of a portion of the Company’s customer list were $722,103 related to non-compete agreements and $537,577 of assets associated with the Philippines call-center.

The Company performed an initial assessment of impairment prior to filing its Form 10-Q for the period ended December 31, 2008, and disclosed an estimated impairment charge of $14,300,000.  The Company reevaluated these amounts and increased the corresponding impairment charge to $14,676,568 after identifying additional impaired website and technology related intangible assets. Since that time, the Company sold a portion of the Company’s customer list, which resulted in an additional impairment charge of $1,400,000, consisting of approximately $175,000 of website and technology related intangibles and $1,200,000 of other assets made obsolete as described above.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 7:  Discontinued Operations

As part of the Company’s strategy to evaluate each of its businesses as separate entities, management noted that the classifieds business has incurred significant operating losses and determined that it did not fit with the Company’s change in strategic direction.  Accordingly, in March 2009, the Company made the strategic decision to discontinue its classifieds business and product offerings. The Company initiated shutdown activities in March 2009 and concluded such activities in June 2009, including the shutdown of the website previously used for classified activities.  Accordingly, the Company does not expect any future revenues from this business segment.

The Company applied the provisions of SFAS No. 144 and determined that, with the changes in the Company’s reportable segments described in Note 14, the classified business met the definition of a component as it has separately identifiable operations and cash flows.  Accordingly, the results of the classifieds business are reflected as discontinued operations in the accompanying statements of operations.   Prior year financial statements have been restated to present the classifieds operations as a discontinued operation.

In conjunction with the discontinued operations, the Company recorded charges of $27,328 in the second quarter of fiscal 2009 for certain exit costs relating to the shutdown of these operations which is reflected as part of income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the nine months ended June 30, 2009.

The classifieds business accounted for $18,028 and $219,787 of net revenues for the three and nine months ended June 30, 2009, respectively, and $385,129 and $1,646,207 of net revenues for the three and nine months ended June 30, 2008, respectively, which are now included as part of income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Note 8:  Other Income

On November 5, 2008, the Company entered into an agreement to sell its Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.  Although the Company’s future focus is on the sale of customer acquisition services for small businesses, a significant source of ongoing revenues is the sale of Internet Advertising Packages, which targeted users of its www.yp.com property.  The Company has transitioned these customers to advertising on www.yellowpages.livedeal.com

On March 9, 2009, in connection with the Company’s shift in strategic focus away from its classified and directory services business, the Company entered into an agreement to sell a portion of its customer list associated with its directory services business.  This customer list was sold for $3,093,202 of which $2,783,097 was paid by the buyer and received during the second quarter of fiscal 2009, with the remaining amount held back in escrow until December 2009 pending the resolution of potential claims, if any.  Such claims are contractually limited to the amount held in escrow.  Net of certain accruals for transaction costs and transaction-related contingencies, the Company recorded a gain of $2,815,952, which is reflected in other income in the accompanying unaudited condensed consolidated statement of operations.

The Company analyzed this transaction and determined that it did not meet the definition of a discontinued operation under SFAS No. 144 as the customer list that was sold did not meet the definition of a component of an entity and as the Company expects to have continuing involvement and operations in directory services for the near future.

The Company also amended another directory services contract in consideration of accelerated payments on its outstanding accounts receivables and some anticipated future billings, which resulted in an increase in other income of $642,268 for the three and nine months ended June 30, 2009, respectively.  Together with the partial customer list sale described above, these customers and contracts accounted for $5,146,073 of revenue in the first nine months of fiscal 2009.  As a result of these transactions, the Company has no future service obligations to these customers and no longer expects to generate future revenues from these sources.

Note 9:  Stock-based Compensation

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the three and nine months ended June 30, 2009, the Company recognized compensation expense of $23,304 and $69,186, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards.  The awards were made prior to April 1, 2009.  There were no awards granted during the three months ended June 30, 2009.  No expense was recognized in the three and nine months ended June 30, 2008 as no stock option awards had been granted prior to June 30, 2008.

The Black Scholes option pricing model was used to calculate the grant date fair value with the following weighted-average assumptions:

	Quarter Ended	Nine Months Ended	Quarter Ended	Nine Months Ended
	June 30, 2009	June 30, 2009	June 30, 2008	June 30, 2008
Volatility	N/A	97%	N/A	N/A
Risk-free interest rate	N/A	2.6%	N/A	N/A
Expected term	N/A	6.0 years	N/A	N/A
Forfeiture rate	N/A	40%	N/A	N/A
Dividend yield rate	N/A	0%	N/A	N/A

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

During the three and nine months ended June 30, 2009, the Company recognized stock based compensation expense of $23,304 and $69,186 related to stock option awards and expense reversals of $74,730 and $207,096 related to restricted stock awards.  The expense reversals are attributable to a change in estimated forfeiture rate of awards granted to officers, directors and key personnel from 40% to 70% in the second quarter of fiscal 2009 and true-ups to reflect actual forfeiture rates of awards whose vesting period has passed in the third quarter of fiscal 2009, partially offset by the Company’s normal monthly expensing of awards over their requisite service period. During the three and nine months ended June 30, 2008, the Company recognized stock based compensation expense of $402,100 and $859,270 related to restricted stock awards.  There was no expense related to stock option awards during the three and nine months ended June 30, 2008.

The Company had stock option activity summarized as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
	Number of	Exercise	Fair	Remaining	Intrinsic
	Shares	Price	Value	Contractual Life	Value
Outstanding at September 30, 2008	5,000
Granted at market price	550,000	$1.45	$1.13
Exercised	-	$-
Forfeited	(225,000)	$1.45
Outstanding at June 30, 2009	330,000			9.3	$48,750
Exercisable	30,000	$1.67		9.2	$3,750

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about the Company’s stock options at June 30, 2009:

	Exercisable		Unexercisable		Total

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
Range of Exercise Prices	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

Less than $3.00 per share	30,000	$1.67	300,000	1.45	330,000	$1.47

The following table sets forth the activity with respect to compensation-related restricted stock grants:

Outstanding (unvested) at September 30, 2008	227,425
Granted	10,000
Forfeited	(70,750)
Vested	(41,500)
Outstanding (unvested) at June 30, 2009	125,175

Note 10:  Net Loss per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s unaudited condensed consolidated balance sheet.  Diluted net loss per share is computed using the weighted average number of common shares. and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable from restricted shares, stock options and convertible preferred stock. As the Company has incurred a loss for all periods presented, the Company has excluded the effects of all potential common shares outstanding during the period from the computation of net loss per share, as such effects are antidilutive.  Preferred stock dividends are subtracted from net income to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Net loss from continuing operations	$(2,116,972)	$(1,519,460)	$(20,215,870)	$(1,214,719)
Less: preferred stock dividends	(479)	(480)	(1,437)	(1,438)
Loss from continuing operations applicable to common stock	(2,117,451)	(1,519,940)	(20,217,307)	(1,216,157)
Income (loss) from discontinued operations	4,649	(61,237)	(92,706)	(36,547)
Loss applicable to common stock	$(2,112,802)	$(1,581,177)	$(20,310,013)	$(1,252,704)

Basic and diluted weighted average common shares outstanding	5,999,268	6,222,351	6,006,770	6,214,099

Earnings per share - basic[1]:
Loss from continuing operations	$(0.35)	$(0.24)	$(3.37)	$(0.20)
Discontinued operations	$0.00	$(0.01)	$(0.02)	$(0.01)
Net loss	$(0.35)	$(0.25)	$(3.38)	$(0.20)

Earnings per share - diluted[1]:
Loss from continuing operations	$(0.35)	$(0.24)	$(3.37)	$(0.20)
Discontinued operations	$0.00	$(0.01)	$(0.02)	$(0.01)
Net loss	$(0.35)	$(0.25)	$(3.38)	$(0.20)

1  Certain amounts may not total due to rounding of individual components.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were antidilutive based on the application of the treasury stock method and/or the Company’s operating losses during the period:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Shares of non-vested restricted stock	125,175	239,175	167,561	354,576
Stock options	330,000	-	427,141	-
Shares of Series E convertible preferred stock	127,840	127,840	127,840	127,840

Note 11:  Income Taxes

During the nine months ended June 30, 2009, the Company established a valuation allowance in the amount of $9,713,324 against its deferred tax assets.  While the Company’s management has optimistic plans for its new business strategy, the Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.  Therefore, the Company established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

 The following sets forth the Company’s deferred income tax assets and liabilities at June 30, 2009:

Deferred income tax asset, current:
Book to tax differences in accounts receivable	$748,752
Book to tax differences in prepaid expenses	(80,141)
Net operating loss carryforwards, current	271,148
Total deferred income tax asset, current	939,759
Less: valuation allowance	(668,611)
Deferred income tax asset, current, net	271,148

Deferred income tax asset, long-term:
Net operating loss carryforwards, long-term	3,210,639
Book to tax differences for stock based compensation	220,227
Book to tax differences in intangible assets	7,155,336
Book to tax differences in depreciation	(1,541,815)
Other book tax differences	326
Total deferred income tax asset, long-term	9,044,713
Less: valuation allowance	(9,044,713)
Deferred income tax asset, long-term, net	-

Total deferred income tax assets, net of valuation allowance	$271,148

In the third quarter of fiscal 2009, as the Company had incurred a significant taxable loss that could be applied retroactively, the Company realized a portion of their deferred tax assets attributable to net operating losses and reclassified such amounts from deferred tax assets to income taxes receivable in the accompanying balance sheet at June 30, 2009.

A reconciliation of the differences between the effective and statutory income tax rates for the nine months ended June 30, 2009 and 2008, respectively, is as follows:

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended June 30,
	2009		2008
	Amount	Percent	Amount	Percent

Federal statutory rates	$(5,493,779)	34%	$(413,850)	34%
State income taxes	(543,107)	3%	(40,912)	3%
Write off of deferred tax asset related to vested restricted stock	48,570	(0)%	445,022	(37)%
Valuation allowance	9,713,324	(60)%	-	0%
True up to tax returns and other	332,687	(2)%	7,254	(1)%
Effective rate	$4,057,695	(25)%	$(2,486)	0%

Note 12:  Commitments and Contingencies

Operating Leases and Service Contracts

As of June 30, 2009, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2009	2010	2011	2012	2013	Thereafter
Operating lease commitments	$1,533,822	$158,680	$551,922	$427,621	$316,879	$78,720	$-
Noncanceleable service contracts	1,388,853	524,853	605,000	259,000	-	-	-
	$2,922,675	$683,533	$1,156,922	$686,621	$316,879	$78,720	$-

This table excludes minimum payment obligations under capital leases as such obligations are set forth elsewhere in this footnote.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Capital leases

As of June 30, 2009, future obligations under non-cancelable capital leases are as follows for the fiscal years ended September 30:

2009	$19,219
2010	76,876
2011	76,876
2012	44,844
2013	-
Thereafter	-
Total minimum lease payments	217,815
Less imputed interest	(13,266)
Present value of minimum lease payments	204,549
Less: current maturities of capital lease obligations	68,820
Noncurrent maturities of capital lease obligations	$135,729

Litigation

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. (“GES”) filed a consumer fraud class action lawsuit against the Company and its wholly owned subsidiary, Telco Billing, Inc., in King County (Washington) Superior Court.  GES alleged in its complaint that the Company’s use of activator checks violated the Washington Consumer Protection Act.  GES is seeking injunctive relief against our use of the checks, as well as a judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class.  LiveDeal has denied the allegations.  Legal proceedings in the matter are ongoing, and discovery began in January 2009. The Company is currently unable to estimate any possible losses associated with these matters and no amounts have been accrued at June 30, 2009.

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

On November 12, 2008, the Illinois Attorney General filed a complaint in the Circuit Court of the Seventh Judicial Circuit of the State of Illinois (Sangamon County) against the Company requesting money damages and injunctive relief for claims that we employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in part promoted premium Internet Yellow Page listings to Illinois consumers.  LiveDeal has denied the allegations.  Legal proceedings in the manner are ongoing and discovery began in April, 2009.  The Company is currently unable to estimate any possible losses associated with these matters and no amounts have been accrued at June 30, 2009.

LiveDeal, Inc. v. On-Call Superior Management (“OSM”)  and SMeVentures, Inc. (“SMe”)

On April 6, 2009, LiveDeal filed a declaratory judgment to a termination of contract claim and a complaint on May 29, 2009 against OSM and SMe, Philippines call center managers with whom the Company entered into contracts in November of 2007 and earlier, to provide inbound and outbound telemarketing services, respectively, alleging breach of contract.  OSM and SMe have counterclaimed, alleging breach of contract.  Legal proceedings in the matter are ongoing.  The Company is currently unable to estimate any possible losses associated with these matters and no amounts have been accrued at June 30, 2009.

Note 13:  Concentration of Credit Risk

The Company maintains cash balances at major nationwide institutions in Arizona, California and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible accounts receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by two third-party billing companies.  The net receivable due from these entities represented 27% and 11%, respectively, of the Company’s total net accounts receivable (excluding non-specific reserves) at June 30, 2009. The net receivable due from these entities represented 31% and 13%, respectively, of the Company’s total net accounts receivable (excluding non-specific reserves) at September 30, 2008.  Additionally, the Company maintains a wholesale fulfillment contract with a third-party which accounted for 26% of the Company’s total net accounts receivable (excluding non-specific reserves) at June 30, 2009.  This party accounted for 13% of the Company’s total net accounts receivable (excluding non-specific reserves) at September 30, 2008.

Note 14:  Segment Reporting

Prior to fiscal 2009, the Company operated as an integrated business and had only one reportable segment.  During the second quarter of fiscal 2009, the Company implemented a corporate initiative that evaluates its different product lines as separate business units.  As part of this strategy, management has begun evaluating operating performance by reviewing the profitability of these product lines on a standalone basis.  Therefore, the Company now has two reportable operating segments (excluding the discontinued classifieds business):  Directory Services and Direct Sales - Customer Acquisition Services.  The Company has yet to identify and allocate operating costs or impairment charges to its reportable segments below the gross profit level.  Additionally, the reportable segments share many common costs, including, but not limited to, IT support, office and administrative expenses.  Therefore, the following table of operating results does not allocate costs to its reportable segments below the gross profit level:

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Nine Months Ended June 30, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$8,068,710	$2,937,648	$-	$11,006,358
Cost of services	2,518,160	1,361,693	-	3,879,853
Gross profit	5,550,550	1,575,955	-	7,126,505
Operating expenses	-	-	30,653,870	30,653,870
Operating income (loss)	5,550,550	1,575,955	(30,653,870)	(23,527,365)
Other income (expense)	-	-	7,369,190	7,369,190
Income (loss) before income taxes and discontinued operations	$5,550,550	$1,575,955	$(23,284,680)	$(16,158,175)

	Nine Months Ended June 30, 2008
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$17,553,551	$319,057	$-	$17,872,608
Cost of services	2,935,546	254,778	-	3,190,324
Gross profit	14,618,005	64,279	-	14,682,284
Operating expenses	-	-	15,963,440	15,963,440
Operating income	14,618,005	64,279	(15,963,440)	(1,281,156)
Other income (expense)	-	-	63,951	63,951
Income before income taxes and discontinued operations	$14,618,005	$64,279	$(15,899,489)	$(1,217,205)

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	June 30, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$1,415,814	$229,152	$1,644,966
Accounts receivable, net - long term	2,701,813	-	2,701,813
Total accounts receivable, net	$4,117,627	$229,152	$4,346,779

	September 30, 2008 (as restated, see Note 3)
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$6,326,272	$-	$6,326,272
Accounts receivable, net - long term	2,011,143	-	2,011,143
Total accounts receivable, net	$8,337,415	$-	$8,337,415

The Company has no intersegment revenues.  All of the Company’s revenues are with external customers, are derived from operations in the United States, and no single customer accounts for more than 10 percent of the Company’s revenues.

Note 15:  Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material impact to the Company’s financial position or results of operations. .

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2009 the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement establishes new terminology and disclosure requirements pertaining to subsequent events and was effective for interim or annual periods ending after June 15, 2009.  The Company adopted this pronouncement in the three months ended June 30, 2009 and has provided the new disclosure requirements.

Note 16:  Subsequent Events

On May 19, 2009, Richard F. Sommer was appointed as our new President and Chief Executive Officer ("CEO"), effective immediately, to replace Mike Edelhart, the outgoing CEO, whose employment as CEO terminated the same day.   We entered into a separation agreement dated July 8, 2009 that provided for a one-time payment of $62,500 to Mr. Edelhart together with a payment for accrued vacation and certain other expenses.  We recognized expenses totaling $93,195 associated with Mr. Edelhart’s departure during the quarter ended June 30, 2009.  As of June 30, 2009, we had an outstanding liability of $78,563 related to unpaid termination costs.

The Company has evaluated subsequent events through August 14, 2009 which is the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2009, this “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2008.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained herein include, but are not limited to, our expectation that continued investment in online advertising to bring increased traffic to our websites will drive increased revenues; our belief that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next 12 months; that we will experience declining revenues from our classifieds business and other discontinued businesses; the impact of the adoption of new accounting pronouncements; that we will continue to make capital expenditures to grow our business consistent with our new strategy; that our customer acquisition services will account for a larger percentage of total net revenues; and the expectation that we will be able to realize our deferred tax assets (net of valuation allowances) through the use of net operating loss carrybacks.

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

Our Company

LiveDeal, Inc. provides local customer acquisition services for small businesses combined with an Internet Yellow Pages directory to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet. Through its online property, www.livedeal.com, LiveDeal delivers local search engine marketing (SEM) such as its LiveClicks ™ and LiveAdvisor™ products that combine leading technology with a strong partnership model and an inside sales team to create an efficient platform local businesses need to create and optimize their Internet search advertising campaigns. LiveDeal partners with Google, Yahoo!, MSN and others. LiveDeal, Inc. is headquartered in Las Vegas, Nevada. For more information, please visit www.livedeal.com.

We have two inter-related primary lines of business: (1) We deliver a suite of customer acquisition services for small businesses, sold via telemarketing and supported by our websites and software that we have developed or licensed to manage search and other Internet services efficiently, and (2) we maintain a Yellow Pages directory with listings in every city and zip code across the U.S.

Summary Business Description

Direct Sales Services.   Since February 2008, we have added a new line of business that utilizes, but is not entirely dependent on, our directory websites and billing services. This line of business is based around using telesales and sophisticated Internet customer acquisition technologies to deliver a suite of customer acquisition services to small businesses.

The most significant of these customer acquisition services is Internet search and the tying of Internet advertising services to search. This development is intended to enable customers to find the businesses they need without ever going to a directory. The small business whose website information or advertising message is associated with a successful search becomes the likely recipient of that business. So, utilizing Internet search and related advertising is fast becoming a necessity for small businesses.

Another key Internet development is the rise of locally oriented user review sites and services, such as Yelp.com. At these sites, consumers let each other know about their experiences with local businesses. They rate and comment on the businesses. The sites also tend to provide some aspects of traditional directories as well as new services, such as placing businesses on a local map, providing driving directions, etc. At these sites, as with Internet search, consumers can select businesses for their commerce without ever using a traditional directory.

With the emergence of these new Internet capabilities, and others that are fast emerging, the role of directories, both paper and Internet, is steadily becoming a less preferred customer acquisition process, where search and review sites are becoming the new standard, where we believe the greatest value for both customer and business resides.

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

In the aggregate, these services have grown rapidly and represented 27% of our net revenues in the first nine months of fiscal 2009 as compared to 2% of our net revenues in the first nine months of fiscal 2008.

Directory Services.   We maintain a Yellow Pages directory with listings in every city and zip code across the U.S and we generate revenue from the sale of various advertising packages to listed businesses.  As we have shifted our business strategy away from this line of business and sold our primary URL and a portion of our customer list, we expect to experience declining future revenues from this segment.

Recent Events & Transactions

Third Quarter of Fiscal 2009

Business Strategy Update

As discussed below, in the second quarter of fiscal 2009, we shifted our business strategy away from our directory services and classifieds business to our new focus of delivering a suite of Internet-based, local search driven, customer acquisition services for small businesses, sold via telemarketing and supported by our websites and internally developed software.

In connection with this strategy, we entered into a series of transactions and commenced a series of actions outlined below to monetize our legacy businesses through the sale of significant assets and a portion of our customer list.  Additionally, we have engaged in a series of cost-reduction efforts which have continued in the third quarter of fiscal 2009.  We have made significant investments in our new product offerings (consisting of capitalized software development costs, software license fees and related computer hardware) and we expect to continue to make such capital expenditures which we believe will poise us for future growth.

Restructuring Activities

On June 9, 2009, we implemented a restructuring plan previously approved by our Board of Directors that included a reduction in force that resulted in the termination of approximately 13% of our workforce. As part of this plan, we also initiated activities to close certain of our facilities.  We took these actions in order to reduce costs and improve our cost structure in the current operating environment and in light of changes in our strategic focus.  Substantially all restructuring activities were completed in July 2009.

In connection with these activities, we incurred expenses, consisting primarily of cash expenditures, of $327,408 which have  been reflected as part of general and administrative expenses in the accompanying consolidated statement of operations for the three and nine months ended June 30, 2009.  Of the restructuring charges incurred, $277,059 related to severance costs and $50,349 related to office closure costs.  As of June 30, 2009, we had an outstanding liability of $84,839 related to unpaid restructuring costs.  All restructuring costs were related to the consolidation of operations to one location, and were accounted for as general and administrative expenses.

Management Changes

On May 19, 2009, Richard F. Sommer was appointed as our new President and Chief Executive Officer ("CEO"), effective immediately, to replace Mike Edelhart, the outgoing CEO, whose employment as CEO terminated the same day. Mr. Sommer has served as a member of our Board of Directors since June 2008. Following his appointment as President and Chief Executive Officer, Mr. Sommer will remain a director but will no longer be a member of our Compensation Committee or Corporate Governance and Nominating Committee, both of which are required to consist only of independent directors under NASDAQ Listing Rules.

Mr. Sommer, 46, is a former Chief Executive Officer of ZipRealty and served on the Board of Directors of ZipRealty from September 2006 until December 15, 2008. Prior to joining ZipRealty, Mr. Sommer was the Chief Executive Officer of HomeGain.com. In addition to his leadership of HomeGain, Mr. Sommer served as Senior Vice President of Business Development for the mortgage banking division of IndyMac Bank. He also served as President and Managing Director of international real estate operations for Realtor.com. Mr. Sommer also co-founded and was President and Chief Executive Officer of Accordus, a technology infrastructure company serving the health care products industry. From 1988 until 1998, Mr. Sommer was founder, President and Chief Executive Officer of De La Cruz Occupational Healthcare. He began his career with McKinsey & Co. Mr. Sommer graduated cum laude in 1983 from Princeton University with a degree in politics and was a Rhodes Scholar at Oxford University, where he earned a Master's Degree in international political economy. In 1990, Mr. Sommer earned a law degree from the Stanford Law School.

We believe that Mr. Sommer’s experience in his past six assignments as CEO, including Homegain.com and Realtor.com, demonstrates his ability to create strong profitable growth and substantially increase shareholder value in companies that were directed at bringing small-to-medium sized businesses to the Internet which is central to our business strategy.

In connection with Mr. Edelhart’s termination, we entered into a separation agreement dated July 8, 2009 that provided for a one-time payment of $62,500 to Mr. Edelhart together with a payment for accrued vacation and certain other expenses.  We recognized expenses totaling $93,195 associated with Mr. Edelhart’s departure during the quarter ended June 30, 2009.  As of June 30, 2009, we had an outstanding liability of $78,563 related to unpaid termination costs.

Also, in connection with the restructuring activities described above and as part of refinements to our business strategy, certain managerial positions were eliminated in June 2009, including the positions of Vice President of Product Management and Vice President of Technology Strategy held by Yishay Yovel and Dean Heistad, respectively.  See “Restructuring Activities” above.

First and Second Quarter of Fiscal 2009

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

As a result, we made significant changes to our business strategy during the second quarter of fiscal 2009.  We decided to move our strategic focus away from our directory services and classified businesses.   Additionally, we discontinued the operations of our Philippines-based call center which has historically provided telemarketing services to support our directory services business - specifically those directory services which were sold during the second quarter of fiscal 2009.    These strategic changes impacted our financial statements during the second quarter of fiscal 2009 in the following manner:

1.	Impairment charges of $16,111,494 were recorded related to the write-down of our goodwill and other intangible assets;

2.	We commenced a plan to discontinue our classifieds business and initiated shutdown activities;

3.	We sold our customer list associated with its directory services business and recorded a gain of $2,815,952; and

4.	We established a valuation allowance of $9,713,322 related to our deferred tax assets.

Our new strategic focus is on delivering a suite of Internet-based, local search driven, customer acquisition services for small businesses, sold via telemarketing and supported by our websites and internally developed software.

Sale of www.yp.com

On November 5, 2008, we entered into an agreement to sell our Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.  Although our future focus is on the sale of customer acquisition services for small and medium-sized businesses, a significant source of ongoing revenues is the sale of Internet Advertising Packages, which targeted users of our www.yp.com property.  We have transitioned these customers to advertising on www.yellowpages.livedeal.com.

Management Changes

On January 20, 2009, we announced the following managerial changes, which occurred during and shortly after the three months ended December 31, 2008:

•	Rajeev Seshadri replaced Gary Perschbacher as Chief Financial Officer effective January 20, 2009;
•	President and Chief Operating Officer, John Raven submitted his resignation effective February 15, 2009;
•	Yishay Yovel was named Vice President of Product Management in October of 2008;
•	Pamela Sziebert was appointed Vice President of Marketing in November of 2008;
•	Dean Heistad was appointed the Company’s new Vice President of Technology Strategy as of January 5, 2009; and
•	Ruben Atchison joined the Company as Director of Search Engine Marketing in December 2008.

Subsequently, in connection with the restructuring implemented on June 9, 2009, the Company eliminated the positions of Vice President of Product Management and Vice President of Technology Strategy, respectively, and both Yishay Yovel and Dean Heistad left the Company.

Impairment of Goodwill and Other Intangibles

In January 2009, in connection with the strategic changes described above and at the direction of our Audit Committee, we commenced an interim reporting period review of our goodwill and intangible assets for impairment.  In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, we evaluate goodwill and other long-lived assets for impairment on an annual basis or whenever facts and circumstances indicate that impairment may exist.  Current economic and regulatory forces, both general and specific to our industry, caused management to consider our existing business model and strategy as described in “Change in Business Strategy” included herein.

In light of the changes in our business, we determined that a triggering event had occurred and initiated an impairment analysis. Based upon the analysis, management determined that the following items were impaired:

1.	The goodwill acquired in our acquisition of LiveDeal, Inc., the business focus of which was online classified advertising;

2.
The goodwill acquired in our acquisition of a Philippines call-center, 247 Marketing, Inc., the business focus of which was providing telemarketing services to acquire customers for our directory services business;

3.
Assets related to our call-center operations and non-compete agreements that were effectively made obsolete by the sale of a portion of our customer list associated with our directory services business; and

4.	Intangible assets related to our directory services business, including URLs, internally developed software, and other miscellaneous intangible assets.

The following is a summary of these impaired assets and their net book values, which were fully written off in the second quarter of fiscal 2009:

Goodwill	$11,706,406
Domain name and marketing related intangibles	1,879,054
Assets related to customer list	1,259,680
Website and technology related intangibles	1,266,354
$16,111,494

Included in the assets that became obsolete through the sale of a portion of our customer list were $722,103 related to non-compete agreements and $537,577 of assets associated with the Philippines call-center.

We performed an initial assessment of impairment prior to filing our Form 10-Q for the period ended December 31, 2008, and disclosed an estimated impairment charge of $14,300,000.  We reevaluated these amounts and increased the corresponding impairment charge to $14,676,568 after identifying additional impaired website and technology related intangible assets related to the items identified earlier. Since that time, we sold a portion of our customer list, which resulted in an additional impairment charge of approximately $1,400,000, consisting of approximately $175,000 of website and technology related intangibles and $1,200,000 of other assets made obsolete as described above.

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

We also amended another directory services contract in consideration of accelerated payments on our outstanding accounts receivable and some anticipated future billings that resulted in an increase in other income of $642,268 for the three and nine months ended June 30, 2009, respectively.  Together with the partial customer list sale described above, these customers and contract accounted for $5,146,073 of revenue in the first nine months of fiscal 2009.  As a result of these transactions, we have no future service obligations to these customers and no longer expect to generate future revenues from these sources.

Discontinued Operations

As part of the Company’s strategy to evaluate each of its business as separate entities, management noted that the classifieds business has incurred significant operating losses and determined that it did not fit with the Company’s change in strategic direction.  Accordingly, in March 2009, we made the strategic decision to discontinue our classifieds business and product offerings.  We initiated shutdown activities in March 2009 (including the notification of certain impacted vendors and employees)  and expect to conclude such activities by the end of May 2009, including the shutdown of the website previously used for classified activities.  Accordingly, we do not expect any future revenues from this business segment and are reflecting the results of the classifieds business as discontinued operations.   Prior year financial statements have been restated to present the classifieds operations as a discontinued operation.

The classifieds business accounted for $18,028 and $219,787 of net revenues for the three and nine months ended June 30, 2009, respectively, and $385,129 and $1,646,207 of net revenues for the three and nine months ended June 30, 2008, respectively, which are now included as part of income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Results of Operations

Net Revenues

	Net Revenues
	2009	2008	Change	Percent

Three Months Ended June 30,	$2,448,569	$5,427,012	$(2,978,443)	(55)%
Nine Months Ended June 30,	$11,006,358	$17,872,608	$(6,866,250)	(38)%

Net revenues decreased in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 due primarily to a decrease of approximately $4,122,000 in sales of our directory service products, reflecting the de-emphasis of this business line and the effects of the sale of our URL an a portion of our customer list.  However, this decrease was partially offset by an increase in our customer acquisition services of approximately $1,144,000 as a result of expanded marketing efforts related to these products and the further development in our business.

Net revenues decreased in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 for similar reasons, with a decrease of approximately $9,485,000 in directory service products and an increase of $2,618,000 in sales of customer acquisition services.

We expect revenues to continue to migrate to customer acquisition services as we de-emphasize our directory services products in order to focus on our new business strategy.

Cost of Services

	Cost of Services
	2009	2008	Change	Percent

Three Months Ended June 30,	$812,321	$1,115,293	$(302,972)	(27)%
Nine Months Ended June 30,	$3,879,853	$3,190,324	$689,529	22%

Cost of services decreased in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 attributable to a $644,000 decrease in costs associated with our directory services business, offset by a $341,000 increase in costs associated with our customer acquisition services, reflecting revenue changes in each of these business lines and our new business strategy.

Although our revenues declined significantly in our directory services business, our cost of sales declined by only $644,000 as we continue to experience cost increases on a per customer basis due to increased regulatory requirements and an increase in per-customer charges billed to us from our third party service providers.  These factors contributed to our strategic shift away from directory services as our primary line of business.  We also experienced an increase of $341,000 in costs related to our customer acquisition services, reflecting revenue growth and the development in this business.

Costs of services increased in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 for similar reasons, with a $417,000 decrease in costs related to our directory services and increased costs related to our customer acquisition services of approximately $1,107,000.  Despite revenue declines in our directory services business in the first and second quarter of fiscal 2009, we experienced cost increases due to increased regulatory requirements and an increase in per-customer charges billed to us from our third party service providers.

Gross Profit

	Gross Profit
	2009	2008	Change	Percent

Three Months Ended June 30,	$1,636,248	$4,311,719	$(2,675,471)	(62)%
Nine Months Ended June 30,	$7,126,505	$14,682,284	$(7,555,779)	(51)%

Gross profit decreased in the third quarter and first nine months of fiscal 2009 as compared to the third quarter and first nine months of fiscal 2008 due to a decrease in net revenues and a decline in gross margins.  Gross margins decreased to 66.8% of net revenues in the third quarter of fiscal 2009 from 79.4% of net revenues in the third quarter of fiscal 2008, due primarily to a decline in margins on the directory services business to 67.6% in the third quarter of fiscal 2009 as compared to 80.6% in the third quarter of fiscal 2008.  Our margins on our customer acquisition services  were 66.1% in the third quarter of fiscal 2009.  As this business was in its infancy in fiscal 2008, comparative figures for the prior year are not meaningful. Our future margins are dependent upon not only our business growth but also market conditions that are beyond our control, including supplier costs and pricing pressures.

General and Administrative Expenses

	General and Administrative Expenses
	2009	2008	Change	Percent

Three Months Ended June 30,	$3,812,983	$4,807,460	$(994,477)	(21)%
Nine Months Ended June 30,	$12,126,364	$12,047,495	$78,869	1%

General and administrative expenses decreased in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 primarily due to the following:

•      Decreased compensation costs of approximately $789,000 primarily attributable to a decrease of $453,000 of stock-based compensation charges (reflecting decreased usage of restricted stock awards and a $118,000 true-up for cancelled stock awards), a decrease of severance costs of $162,000 (reflecting a $496,000 charge related to the termination of our former Chief Executive Officer in the third quarter of fiscal 2008 as compared to a charge of $334,000 of charges for terminated employees related to the closure of our Santa Clara facility in the third quarter of fiscal 2009); and $187,000 of other compensation reductions resulting from restructuring initiatives and other staffing changes, partially offset by an increase in self-insurance accruals of $131,000;

•      A decrease of approximately $319,000 of depreciation and amortization expense attributable to the impairment of intangible assets in the second quarter of fiscal 2009, partially offset by additional capitalized software development costs relating to new product offerings; partially offset by

•      Increased professional fees of approximately $146,000 related to increased legal expenses incurred in response to certain legal actions brought against us; and

•      Other miscellaneous expense increases of $32,000.

General and administrative expenses increased in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 primarily due to the following:

•      Increased professional fees of approximately $542,000 related to increased legal expenses incurred in response to certain legal actions brought against us, fees incurred for Sarbanes-Oxley related consulting services, and increased recruitment fees to hire key personnel in response to our change in strategic direction; and

•      An increase in software expense of $282,000 reflecting non-capitalizable expenses incurred in connection with the development of support platforms and tools to support our new business initiatives in the Direct Sales segment; partially offset by

•      A decrease of approximately $165,000 of depreciation and amortization expense attributable to the impairment of intangible assets in the second quarter of fiscal 2009, partially offset by additional capitalized software development costs relating to new product offerings;

•      A decrease in corporate expenses of $138,000 reflecting reduced investor relations expenses and other cost containment initiatives;

•      Decreased compensation costs of approximately $265,000 reflecting net $625,000 decrease in the third quarter of 2009 as compared to 2008 as described above, partially offset by increased compensation costs in the first six months of fiscal 2009 as compared to fiscal 2008 as we were continuing to incur compensation expenses for our directory services business during our change in strategic direction; and

•      A decrease in other general and administrative expenses of approximately $24,000.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q3 2009	Q2 2009	Q1 2009	Q4 2008	Q3 2008
Compensation for employees, leased employees, officers and directors	$2,392,081	$2,311,056	$2,508,835	$1,810,383	$3,181,375
Professional fees	421,700	411,564	455,832	456,180	275,638
Depreciation and amortization	186,077	560,383	559,289	588,718	505,095
Other general and administrative costs	813,125	771,351	735,070	692,314	845,352
	$3,812,983	$4,054,354	$4,259,026	$3,547,595	$4,807,460

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2009	2008	Change	Percent

Three Months Ended June 30,	$130,627	$1,242,050	$(1,111,423)	(89)%
Nine Months Ended June 30,	$2,416,012	$3,915,945	$(1,499,933)	(38)%

Sales and marketing expenses decreased in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 primarily due to the following:

•	$1,118,000 of decreased telemarketing and other customer acquisition costs as we began transitioning away from marketing activities geared toward our directory services business; and

•	$27,000 of reduced branding and miscellaneous sales and marketing expenses; partially offset by

•	$34,000 of increased expenditures for click traffic that we believe is more cost effective than online advertising.

Sales and marketing expenses decreased in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 primarily due to the following:

•	$1,828,000 of decreased telemarketing and other customer acquisition costs as we began transitioning away from marketing activities geared toward our directory services business; and

•	$97,000 of reduced branding and miscellaneous sales and marketing expenses; partially offset by

•	$425,000 of increased expenditures for click traffic that we believe is more cost effective than online advertising.

Impairment of Goodwill and Other Intangible Assets

	Impairment of Goodwill and Other Intangible Assets
	2009	2008	Change	Percent

Three Months Ended June 30,	$-	$-	$-	n/a
Nine Months Ended June 30,	$16,111,494	$-	$16,111,494	n/a

As described previously, we incurred an impairment charge in the second quarter of fiscal 2009 to write-down goodwill and other intangible assets.  No such charges were incurred in fiscal 2008.

Operating Loss

	Operating Income (Loss)
	2009	2008	Change	Percent

Three Months Ended June 30,	$(2,307,362)	$(1,737,791)	$(569,571)	33%
Nine Months Ended June 30,	$(23,527,365)	$(1,281,156)	$(22,246,209)	1,736%

The decrease in operating income for the third quarter and first nine months of fiscal 2009 as compared to the third quarter and first nine months of fiscal 2008 is primarily due to the impairment charge, decreased gross profit and changes in operating expenses, each of which is described above.

 Total Other Income (Expense)

	Total Other Income (Expense)
	2009	2008	Change	Percent

Three Months Ended June 30,	$85,273	$(3,432)	$88,705	(2,585)%
Nine Months Ended June 30,	$7,369,190	$63,951	$7,305,239	11,423%

During the second quarter of fiscal 2009, we entered into an agreement to sell a portion of our customer list associated with our directory services business, resulting in a gain of $2,815,952.  We also amended another directory services contract in consideration of accelerated payments on our outstanding accounts receivables and some anticipated future billings that resulted in an increase in other income of $642,268 for the nine months ended June 30, 2009, respectively.

During the first quarter of fiscal 2009, we entered into an agreement to sell our Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.   We had net gain from the sale of that asset of $3,805,778, which is reflected in other income.

The remaining activity in fiscal 2009 and fiscal 2008 consisted primarily of interest income on cash balances and short-term investments.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2009	2008	Change	Percent

Three Months Ended June 30,	$(105,117)	$(221,763)	$116,646	(53)%
Nine Months Ended June 30,	$4,057,695	$(2,486)	$4,060,181	(163,322)%

The change in our income tax provision (benefit) is due primarily to corresponding changes in our pre-tax income, coupled with the establishment of a valuation allowance during fiscal 2009, which increased our income tax provision by $9,713,322.  While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business model.  Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

Income (Loss) from Discontinued Operations

	Income (Loss) from Discontinued Operations
	2009	2008	Change	Percent

Three Months Ended June 30,	$4,649	$(61,237)	$65,886	(108)%
Nine Months Ended June 30,	$(92,706)	$(36,547)	$(56,159)	154%

During the second quarter of fiscal 2009, we discontinued our classifieds business, as described above.  All prior periods have been restated to reflect the classifieds operating results, net of tax, as discontinued operations.  The decrease in income in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 reflects the effects of our corporate strategy to de-emphasize and ultimately abandon this line of business.

Net Income (Loss)

	Net Income (Loss)
	2009	2008	Change	Percent

Three Months Ended June 30,	$(2,112,323)	$(1,580,697)	$(531,626)	34%
Nine Months Ended June 30,	$(20,308,576)	$(1,251,266)	$(19,057,310)	1,523%

Changes in net income (loss) are primarily attributable to changes in operating income, income tax expense and discontinued operations, each of which is described above.

 Liquidity and Capital Resources

Net cash used in operating activities was approximately $1,351,000 for the first nine months of fiscal 2009 as compared to approximately $448,000 for the first nine months of fiscal 2008.  The increase of cash used in operations is primarily due to a decrease in gross profit of $7,556,000 reflecting declines in our legacy businesses, partially offset by $3,612,000 of increased collections of accounts receivable, $1,111,000 of reduced sales and marketing expenses, $1,700,000 of reduced customer acquisition costs, and $230,000 of changes in other operating expenses and working capital balances.

Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings.  In the nine months ended September 30, 2009, we have been transitioning away from directory services toward our Direct Sales Services, whose billings experience shorter collection times.  Accordingly we have been able to reduce our collection times and our outstanding accounts receivable balances.  As of June 30, 2009, no single customer accounted for greater than 10 percent of accounts receivable.

With respect to our Direct Sales Services, we generally receive upfront payments averaging approximately one-sixth of the gross contract amount.  Subsequent payments are received on an installment basis after the application of the initial payment amounts and are billed ratably over the remainder life of the contract. Most customers purchasing these services elect to use their credit cards to effect payments, and therefore our collections are usually made within a few days of the installment due date.

With respect to our discontinued operations, our historical cash flows have approximated our income (loss) from discontinued operations as set forth on our unaudited condensed consolidated statements of operations, except with respect to the accrued disposal costs that were recorded during the second quarter of fiscal 2009.

Our most significant cash outflows include payments for marketing expenses and general operating expenses.  General operating cash outflows consist of payroll costs, income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash provided by investing activities totaled approximately $6,457,000 for the first nine months of fiscal 2009 compared to net cash used for investing activities of approximately $665,000 for the first nine months of fiscal 2008.  The primary sources of the cash provided by our investing activities in fiscal 2009 were the sale of our Internet domain name www.yp.com, the sale of a portion of our customer list related to our directory services business, and an amendment to an existing directory services contract which provided aggregate cash inflows of $7,275,000.  Additionally, in the first nine months of fiscal 2009, we had expenditures for purchases of equipment and intangible assets totaling approximately $718,000, an increase of approximately $76,000 compared to the first nine months of fiscal 2008.  During the first nine months of 2009 we also invested $100,000 in certificates of deposit.  During the first nine months of fiscal 2008, we also had approximately $23,000 of cash outflows related to the two acquisitions that took place during fiscal 2007.

Net cash used for financing activities was approximately $542,000 during the first nine months of fiscal 2009 compared to approximately $502,000 for the first nine months of fiscal 2008.  During the first nine months of fiscal 2009, we repurchased 317,004 shares of our common stock, which were valued at $487,480 in the aggregate.  During the first quarter of fiscal 2008, we made treasury stock repurchases of 137,925 shares valued at $500,901.  During the first nine months of fiscal 2009, we made payments on our capital lease obligations for telecommunications equipment of $52,259.  Financing activities also included $1,437 and $1,438 of preferred stock dividends during the first nine months of fiscal 2009 and fiscal 2008, respectively.

We had working capital of $9,823,893 as of June 30, 2009, compared to $11,260,231 as of September 30, 2008, with current assets decreasing by $1,582,930 and current liabilities decreasing by $146,592 from September 30, 2008 to June 30, 2009.  Our cash position increased to $9,205,343 at June 30, 2009 compared to $4,639,787 at September 30, 2008 due to the effects of our results of operations and cash flows from the sale of intangible assets and our partial customer list and expenditures for equipment.

The following table summarizes our contractual obligations at June 30, 2009 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2009	2010	2011	2012	2013	Thereafter
Operating lease commitments	$1,533,822	$158,680	$551,922	$427,621	$316,879	$78,720	$-
Capital lease commitments	217,815	19,219	76,876	76,876	44,844	-	-
Noncanceleable service contracts	1,388,853	524,853	605,000	259,000	-	-	-
	$3,140,490	$702,752	$1,233,798	$763,497	$361,723	$78,720	$-

We believe that our existing cash on hand and additional cash generated from operations will provide us with sufficient liquidity to meet our operating needs for the next 12 months.

At June 30, 2009, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. (“GES”) filed a consumer fraud class action lawsuit against the Company and its wholly owned subsidiary, Telco Billing, Inc., in King County (Washington) Superior Court.  GES alleged in its complaint that the Company’s use of activator checks violated the Washington Consumer Protection Act.  GES is seeking injunctive relief against our use of the checks, as well as a judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class.  LiveDeal has denied the allegations.  Legal proceedings in the matter are ongoing, and discovery began in January 2009.

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

On November 12, 2008, the Illinois Attorney General filed a complaint in the Circuit Court of the Seventh Judicial Circuit of the State of Illinois (Sangamon County) against the Company requesting money damages and injunctive relief for claims that we employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in par promoted premium Internet Yellow Page listings to Illinois consumers.  LiveDeal has denied the allegations.  Legal proceedings in the manner are ongoing and discovery began in April, 2009.

LiveDeal, Inc. v. On-Call Superior Management (“OSM”)  and SMeVentures, Inc. (“SMe”)

On April 6, 2009, LiveDeal filed a declaratory judgment to a termination of contract claim and a complaint on May 29, 2009 against OSM and SMe, Philippines call center managers with whom the Company entered into contracts in November of 2007 and earlier, to provide inbound and outbound telemarketing services, respectively, alleging breach of contract.  OSM and SMe have counterclaimed, alleging breach of contract.  Legal proceedings in the matter are ongoing.

ITEM 1A.   RISK FACTORS

The following represent material changes to the factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008.

We have sold a significant portion of our assets and customer list associated with our directory services business.

During fiscal 2009, as part of our changing business strategy away from directory services, we sold our primary URL, www.yp.com, as well as a portion of our customer list.  These transactions will result in a significant loss of future revenue which could adversely impact our financial condition and results of operations.

The discontinuance of our classifieds business could adversely impact our financial condition.

We recently made the strategic decision to discontinue our classifieds business and product offerings which have historically generated significant revenues.  This discontinuance not only will reduce our revenues that were generated from this product line but could also cause erosion of our Yellow Pages customer base, particularly with respect to those customers who sought an integrated Yellow Pages and classifieds product.  Further, we will make cash outlays to wind down our business including the termination of affected employees and office closures.  This loss of revenues combined with the wind-down costs could have an adverse impact on our financial condition and results of operations.

The closure of our Philippines-based call center operations could adversely impact our financial condition.

We discontinued the operations of our Philippines-based call center, which had historically provided telemarketing services to support our directory services business.  To the extent that we incur additional closure costs or that the execution of our current or future business strategies necessitates that we develop similar functions in the future, our business could be adversely affected.

Our new business strategy is unproven.

Our new strategic focus is on delivering a suite of Internet-based, local search driven, customer acquisition services for small businesses, sold via telemarketing and supported by our websites and internally developed software. This strategy is unproven at this time and will require continued expenditures to develop products and offerings and develop marketing and support functions.  These expenditures may not be offset by corresponding increases in revenues, leading to adverse impacts on our financial condition and results of operations.

The demand and market acceptance for our services may be subject to a high level of uncertainty.   Advertisers and users may not adopt or continue to use our Internet-base marketing services and other online services that we may offer in the future.  Advertisers may find our Internet-based marketing services to be less effective for meeting their business needs than other methods of advertising and marketing.  Our business, prospects, financial condition or results of operations will be materially and adversely affected if we do not execute our strategy or our services are not adopted by a sufficient number of advertisers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During June 2009, the Company engaged a broker to enact a stock repurchase plan of up to an aggregate of $500,000 previously authorized by the Company’s Board of Directors.  No repurchases were made under such plan during the three months ended June 30, 2009.

ITEM 6. EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

10.1	Employment Agreement by and between the Company and Richard F. Sommer dated May 19, 2009

10.2	Separation Agreement and Full Release of Claims by and between the Company and Mike Edelhart dated July 9, 2009

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: August 14, 2009	/s/ Rajeev Seshadri
Rajeev Seshadri
Chief Financial Officer