Form 10-K
period 2009-09-30
LIVEDEAL INC
filed 2009-12-23
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2009 was approximately $11,743,548.

The number of shares outstanding of the registrant’s common stock, as of December 7, 2009, was 6,095,040 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIVEDEAL, INC.

FORM 10-K
For the year ended September 30, 2009

(Edgar service provider to update pages)

PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-K includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to, our company’s (i) belief that local exchange carrier, or LEC, billing will continue to be a significant billing channel in the future; (ii) expectation of increasing revenues through our national accounts programs, fulfillment contracts, web hosting and other arrangements; (iii) expectation that our Telesold Suite Services will continue to grow in revenues and represent a substantial portion of our revenue in the upcoming fiscal year and going forward;  (iv) belief in the growth of Internet usage and the Internet Yellow Page market as described in recent press releases by The Kelsey Group;  (v) belief in the growth of the local search and information market as described in recent reports by Borrell Associates;(vi) belief that existing cash on hand will be sufficient to meet our needs for the next 12 months; and (vii) belief that existing facilities are adequate for our current and anticipated future needs and that our facilities and their contents are adequately covered by insurance.

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

ITEM 1. Business

Our Company

LiveDeal, Inc., a Nevada corporation (formerly known as YP Corp.) (the “Company,” “we,” “us,” or “our”) is a provider of Internet directory, classified and audience acquisition services to small businesses.  Through our wholly-owned subsidiary, Telco Billing, Inc. (“Telco”), located in Las Vegas, Nevada, we publish a small business directory online at www.yellowpages.livedeal.com  Any information contained on such website or any other websites referenced in this Annual Report are not a part of this Annual Report.

Summary Business Description

We have two inter-related primary lines of business: (1) we deliver a suite of audience acquisition services for small businesses, sold via telemarketing and supported by our websites and software that we have developed to manage search and other Internet services efficiently, and (2) we maintain an Internet Yellow Pages service for every city and zip code across the U.S.

Our websites, by combining the benefits of business listings, mobile services, advertising/distribution networks and e-commerce into a single online solution, offer businesses and consumers an affordable and effective solution for creating a web presence and marketing their products and services locally.

Our websites also support our audience acquisition services by providing locally and vertically targeted Internet pages that are effective at producing website traffic, form fills and phone calls and other valuable customer interactions on behalf of our small business customers.  Our Telesold audience acquisition services are not limited to our own websites. Our suite currently includes the following activities, but the range of activities we deliver is designed to shift over time, based on the needs of our small business customers and the ever-changing state of Internet technology:

▪	Website URL acquisition services whereby we obtain website address names on behalf of our small business clients;

▪	Website development and deployment services where we create, house and manage websites on behalf of our small business clients;

▪
Website traffic and audience development services which provides sophisticated search engine marketing techniques, access to our own websites, partnerships with other websites and other techniques to generate traffic to our customers’ websites, whether created and housed by us or not;

▪	Website analytics and performance reports that generate information for our customers about activities on their websites and lead activities for their businesses based on Internet activities;

▪	Directory services whereby we provide both basic and enhanced directory listings for our customers on our own directory and on partner directories:

Business Directory

We use a business model similar to print Yellow Pages publishers for our Yellow Pages directory.  We publish basic directory listings on the Internet free of charge.  Our basic listings contain the business name, address and telephone number for almost 17 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format.

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

Benefits to Advertisers.   We provide added value to advertisers that have purchased our Internet Advertising Package (“IAP”) through promotion and branding of our website to bring customers to our advertisers. We believe that the large number of IAPs, which include the Mini-WebPages described in more detail below, provide users of our website with more information about our advertisers and that this feature is more readily available on our website than that of our competitors. We believe that we provide users of our website with the information they are looking for, more quickly and more efficiently.  We believe our call center provides the highest level of customer service and therefore provides IAP advertisers with the necessary resources to fully utilize the benefits of the IAP.  We also believe the attraction of these users will, over the longterm, result in more sales for our IAP advertisers.

Moreover, we provide additional value through our relationships.  We provide the majority of our IAP advertisers additional exposure by circulating their listings to other search engines.  We provide a listing service that also ensures that our business listing customers are listed on hundreds of sites including Google, Yahoo, MSN and others through an agreement with InfoUSA.   We also have an agreement with Yahoo! Search Services to improve our IAP advertisers’ appearance in search results at several high-profile sites.

Benefits to Users of our Website.  We provide a national online Yellow Pages directory. Users of our website can access information nationally rather than relying exclusively on local listings such as those provided in print Yellow Pages directories.  In addition, our product offerings allow users to find and take advantage of our advertisers’ current special offerings and discounts. Users can access such information easily through their desktop or laptop computers, cellular telephones or hand-held devices, such as personal digital assistants. We believe our offering of a national online Yellow Pages service meets the growing demand for immediate access and the increasing need and trend of Internet users who are more frequently traveling to areas outside the areas serviced by their local print directories.

Products and Services

Internet Advertising Package. Our primary revenue-producing directory product is our IAP. Under this package, the advertiser pays for additional exposure by purchasing enhancements to a basic listing, such as a Mini-WebPage.  This Mini-WebPage contains, among other useful information, a 40-word description of the business, hours of operation, and detailed contact information.  The advertiser can easily access and modify its Mini-WebPage.  This product is easily searched by users of our website on their personal computers, as well as cellular telephones and other hand-held devices.  In order to provide search traffic to an advertiser’s Mini-WebPage, we elevate the advertiser to a preferred listing status at no additional charge. As such, the preferred advertiser enjoys the benefit of having its advertisement displayed in a primary position before all of the basic listings in that particular category when users of our website perform searches on our website.  We also provide our IAP advertisers with enhanced presentation and additional unique products, including:

·	Larger font.
·	Bolded business name.
·	A “tagline” whereby the advertiser can differentiate itself from its competitors.
·	Submission of location to search engines.
·	Map directions.
·	A link to the advertiser’s own webpage and email address.
·
Additional distribution network for preferred listings. This feature gives additional exposure to our IAP advertisers by placing their preferred listing on several online directory systems.  There currently is no charge to the IAP advertiser for these additional channels of distribution.

Our IAP advertisers generally pay between $27.50 and $39.95 per month. Our IAP accounted for approximately 69% of our net revenues in fiscal 2009.

Directory Billing. Our billing process allows us to deliver high levels of service to our customers through convenient and timely billing and payment options.  We currently bill our advertisers through (i) their local exchange carrier (“LEC”), (ii) Automated Clearing House (“ACH”) billing, (iii) their credit card or (iv) direct bill invoices.

Similar to the local Regional Bell Operating Companies, we are approved to bill our products and services directly on some of our advertisers’ local telephone bill through their LEC, commonly referred to as their local telephone company.  We believe that this is an efficient and cost-effective billing method as compared to direct billing methods.

In order to bill our advertisers through their LECs, we are required to use one or more billing service aggregators. These aggregators have been approved by various LECs to provide billing, collection, and related services through the LECs. Under these agreements, our service aggregators bill and collect our charges to our advertisers through LEC billing and remit to us the proceeds, net of fees, bad debt reserves, customer returns, and unbillable accounts, typically within 90 days of submission.

We also use billing service providers to process billings via recurring direct bank account withdrawal options through ACH billings.  These service providers process direct bank withdrawals through an Automated Clearing House and remit the proceeds, net of fees and refunds to advertisers that cancel their service, typically within 15 days of settlement.

Under our contractual agreements with our LEC billing service aggregators, these third parties are entitled to withhold certain amounts from our net proceeds to serve as a security deposit or “holdbacks” or “reserves.”  Such amounts are generally remitted to us over a 12-18 month period, depending on the terms of the respective agreements.  An ACH processor maintains a fixed security deposit as a reserve.

Directory Pricing. We generally price our IAP product between $27.50 and $39.95 per month, which includes all of the service benefits previously described. We believe that these prices are comparable to the prices of our competitors, and we believe that our site provides superior value to our advertisers when considering the many benefits that they receive, including the Mini-WebPage, mapping directions, links to the advertiser websites, and the speed and ease of use of our website.

Our pricing advantage is significant when compared with printed Yellow Pages.  For a Yellow Pages listing with comparable information content, an advertiser would typically pay over $200 per month.  This listing in the printed Yellow Pages would include a business description of comparable size to our IAP offering but would lack our mapping directions, and link to the advertiser’s website.  Our online Yellow Pages provide significant flexibility in terms of changing content and adding special informational items at any time throughout the year.  Advertisers in printed Yellow Pages are also limited by the publishers’ infrequent re-publication schedule if they desire to change their advertisement.

Direct Sales, also known as Telesold Suite Services.   Since February 2008, we have added a new line of business that utilizes, but is not entirely dependent on, our directory websites and billing services. This line of business is based on using telesales and sophisticated Internet audience acquisition technologies to deliver a suite of audience acquisition services to small businesses.

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

The most significant of these is Internet search and the linking of Internet advertising services to search. This development makes it possible, even likely, that customers can find the businesses they need without ever going to a directory. The small business whose website information or advertising message is associated with a successful search becomes the likely recipient of that business. So, utilizing Internet search and related advertising is fast becoming a necessity for small businesses.

Another key Internet development is the rise of locally oriented user review sites and services, such as Yelp.com. At these sites, consumers let each other know about their experiences with local businesses. They rate and comment on the businesses. The sites also tend to provide some aspects of traditional directories as well as new services, such as placing businesses on a local map, providing driving directions, etc. At these sites, as with online search engines, consumers can select businesses for their commerce without ever using a traditional directory.

With the emergence of these new Internet capabilities, and others that are fast emerging, the role of directories, both paper and Internet, is steadily moving toward the back end of a customer acquisition process, where search and review sites dominate the front end, where the greatest value for both customer and business resides.

We believe that small businesses that can take advantage of the emerging Internet capabilities will be able to acquire customers with efficiency never-before-possible and that those that cannot will suffer in comparison. So, it is becoming widely recognized among small business owners that mastering the Internet arts is essential.

But there is a gap. These new Internet services are inherently technological. They require a deep dedication of time, technological skills, language and presentation expertise and other masteries that few small businesspeople have, or have the intention of acquiring. We recognize that, to succeed, a small businessperson needs to remain intensely focused on the fundamentals of his/her business. Small businesses therefore need a partner with the necessary expertise and understanding to manage emerging Internet audience acquisition services on their behalf. They need this partner to operate quickly, proactively and at the lowest possible cost.

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

Our current Telesold Services Suite includes:

▪	Website acquisition whereby we obtain website address names on behalf of our small business clients;

▪	Website development and deployment services where we create, house and manage websites on behalf of our small business clients;

▪
Website traffic and audience development whereby we provide sophisticated search engine marketing techniques, access to our own websites, partnerships with other websites and other techniques to generate traffic to our customers’ websites, whether created and housed by us or not;

▪	Website analytics and performance reports which generate information for our customers about activities on their websites and lead activities for their businesses based on Internet activities; and

▪	Directory services that provide both basic and enhanced directory listings for our customers on our own directory and on partner directories.

In the aggregate, these services represented 31% of our net revenue in fiscal 2009. However, these services grew from nominal levels to approximately $800,000 in monthly contractual amounts by the end of fiscal 2009 (which may not correlate with revenue recognition due to timing of revenue recognition). We expect growth in this line of business to continue through fiscal 2010 and to continue to represent a substantial portion of our revenue in the upcoming fiscal year and going forward.

The Internet Yellow Pages Advertising Market

According to The Kelsey Group and the Yellow Pages Integrated Media Association, or YPIMA, while there are approximately 200 major U.S. Yellow Pages print publishers, an increasingly mobile and computer-sophisticated population is accessing the Yellow Pages by way of the Internet at a sharply increasing rate.

According to a Borrell Associates forecast, local online advertising will grow 12% to $14.2 billion in 2009. According to Borell Associates, online media buys currently hold a 13.8 percent share of all local advertising, and Borell believes it will peak at a 16 percent share by 2013.

We believe Internet Yellow Pages provide the following advantages over print Yellow Pages:

·	More current and extensive listing information;
·	Immediate access to business listings across the nation from any location;
·	Broad accessibility via computers and hand-held devices, such as mobile phones and personal digital assistants
·	Features such as mapping, direct calling to the advertiser, and e-mail at the click of a button also may be available;

Internet Yellow Pages and online classifieds also offer lower costs for a given level of content and the ability to easily access and modify displays and advertisements, which allows for opportunistic or targeted specials or discounts.

Internet usage, in general, has increased dramatically in recent years. According to Internet World Stats, 73.6% of the North American population uses the Internet, a growth of 129.6% from 2000 to 2008.  Search engines are a common method by which these users navigate the Internet.  We expect to expand our distribution network to allow our advertisers to benefit from this growth by seeking prominent placement for them in search engine results.

 Marketing

In May 2009, we closed our classifieds website and concentrated our marketing resources in developing our search engine marketing (SEM) services required by our Telesold business. Earlier, we had discontinued our use of telemarketing to acquire new IAP customers, and discontinued our overseas telemarketing facility. We also sold our primary URL, www.yp.com, as well as a portion of our customer list.  Further, certain fulfillment contracts were terminated during the fiscal year.

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

Technology and Infrastructure

We have developed technologies to support the timely delivery of information requested by a user of our online businesses.  A staff of senior engineers experienced in large-scale distributed web 2.0 applications and computer operation develops and maintains the technology.  We believe we are particularly adept at scalable databases, design, data modeling, operations and content management for a large-scale network of high volume websites and distributed Internet fulfillment locations.  During the second half of fiscal 2008 we began expanding our Internet product development, SEM and search engine optimization (“SEO”) capabilities. SEM, SEO and platforms related to them have begun to become a technical core competency of the Company during fiscal 2009.

Our technology efforts in fiscal 2009 fell into three key areas: website development and support; sales and call center development and support and internal systems development and support.

Source Code.  We own source code that includes widely deployed, cost-efficient, stable technology (J2EE, Struts, XML, Spring, Hybernate, JBoss, Apache, etc):
·	Linear scaling architecture using low cost commodity hardware;
·	An architecture based on redundancy for scalable quick user responses;
·	Proven search technology which scales for large volumes;
·	Enhanced security using HTTPS, Encryption, and data obfuscation; and
·	Internationalized Architecture for quick localization.

Database Management Systems.  At the core of our infrastructure are several high-performance and proprietary database systems containing several giga-bytes of data representing millions of records with hundreds of attributes each, such as business name, telephone number, address, number of employees, description of the business, classifieds listings and  feed back reviews.  We maintain the data for internal operations on high-performance servers and with large-scale storage systems in California and at our Las Vegas, Nevada facility.  To meet the demand for our products and services and to provide the highest level of reliability, we employ technologies and techniques providing data redundancy and clustering.  Clustering is the use of several computers deployed in a manner that provides redundancy and additional computer processing power.

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

We have an agreement with Google, Inc. designating us as an Authorized Reseller of the Google AdWords advertising system, which also provides us with access to Google training and services that we can then utilize on behalf of our small business clients.

·
We have an agreement with Yahoo! Search Services to provide visibility to our website so that we can provide traffic to our advertisers. In exchange for monthly fees, Yahoo! Search Services assists in helping us to be one of the highest placed sites when Yellow Pages searches are done on major search engines, such as MSN and Yahoo!.

·	We began featuring Yelp’s 1.8 million customer reviews on our Yellow Pages platforms, giving LiveDeal users an enormous wealth of user-generated content about local area businesses.

We are members of the Yellow Pages Association (formerly known as Yellow Pages Integrated Media Association) and the Association of Directory Publishers and have been since 1998.  These organizations are trade associations for Yellow Pages publishers or others that promote the quality of published content and advertising methods.

Competition

We operate in the highly competitive and rapidly expanding and evolving business-to-business Internet services market. Our largest competitors are LECs, which are generally known as local telephone companies, and national search engines such as Yahoo! and Google that have recently expanded their presence in the local search market. We compete with other online Yellow Pages services, website operators, advertising networks, and traditional offline media, such as traditional Yellow Pages directory publishers, television, radio, and print share advertising.  Our services also compete with many directory website production businesses and Internet information service providers.  Our audience acquisition services compete with advertising agencies and other businesses providing somewhat similar services.

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

Many of our competitors have greater capital resources than we have.  These capital resources could allow our competitors to engage in advertising and other promotional activities that will enhance their brand name recognition at levels we cannot match.  The LECs and national search engines also have advantages in terms of brand name recognition.

We believe that we are in a position to successfully compete in these markets due to our experience at sourcing, selling and servicing large numbers of small business accounts, the comprehensiveness of our database, and the effectiveness of our marketing programs and our distribution network.  We also believe that our Internet Yellow Pages provides businesses and consumers a simple and affordable way of creating a web presence and marketing their products and services to local audiences. The addition of our Telesold Suite line of business opens new revenue channels for us and expands our differentiation in the marketplace. We further believe that we can compete effectively by continuing to provide quality services at competitive prices and by actively developing new products and services for customers.

We believe that our telesales capabilities are a competitive advantage.  Through our calling center we can contact more businesses at a lower cost than our competitors. This is true both for initial sales and sales support, but for all aspects of customer support.  It also provides us with lead generation capabilities many of our competitors lack.

Employees

As of September 30, 2009, we had 117 full-time and no part-time employees in the United States.  None of our employees are covered by any collective bargaining agreements.

ITEM 1A. Risk Factors

An investment in our common stock involves a substantial degree of risk.  Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report.  The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investments. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our September 30, 2009 consolidated financial statements and related notes.

Risks Related to Our Business

Our new business strategy is unproven.

Our new strategic focus is on delivering a suite of Internet-based, local search-driven, customer acquisition services for small businesses, sold via telemarketing and supported by our websites and internally developed software. This strategy is unproven at this time and will require continued expenditures to develop products and offerings and develop marketing and support functions.  These expenditures may not be offset by corresponding increases in revenues, leading to adverse impacts on our financial condition and results of operations.

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

We will incur operating losses and significant volatility in operations while we develop our new business segment.

During the fiscal year ended September 30, 2009, we incurred substantial operating losses as we transitioned our business toward our new strategic focus.  We will continue to incur operating losses as we develop our new business segment which will be financed through existing cash on hand.  While we believe our existing cash on hand is sufficient to finance our operations for the next twelve months, there can be no assurance that we will achieve profitability or positive operating cash flows.  To the extent that we cannot achieve profitability or positive operating cash flows, our business will be materially and adversely affected. Further, this new business segment is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements its strategies and responds to operating results from this new business segment.

We have sold a significant portion of our assets and customer list associated with our directory services business.

During fiscal 2009, as part of our changing business strategy, we sold our primary URL, www.yp.com, as well as a portion of our customer list.  Further, certain fulfillment contracts were terminated during the fiscal year. These transactions will result in a significant loss of future revenue which could adversely impact our financial condition and results of operations.

As a result of the cessation of billing of the accounts subject to these sales or terminations of billing contracts during this fiscal year, the reserves held by the LEC processors, and carried by us as accounts receivable, were no longer increasing as a result of continued billing for services provided to customers. Further, the LEC processors continue to deduct their expenses from these reserves. We have made reasonable estimates of these potential expenses over the expected period of collection of these reserve amounts held-back by the LEC processors. However, it is possible that the actual expenses billed by the LEC processors in the future could vary significantly from the estimates made by the Company, thereby affecting the amounts collectible from the booked accounts receivable.

The discontinuance of our classifieds business could adversely impact our financial condition.

We recently made the strategic decision to discontinue our classifieds business and product offerings which have historically generated a majority of our revenues.  This discontinuance not only will reduce our revenues that were generated from this product line but could also cause erosion of our Yellow Pages customer base, particularly with respect to those customers who sought an integrated Yellow Pages and classifieds product.  Further, we made cash outlays to wind down our business including the termination of affected employees and office closures.  This loss of revenues combined with the wind-down costs could have an adverse impact on our financial condition and results of operations in the short-term.

The closure of our Philippines-based call center operations could adversely impact our financial condition.

During fiscal 2009, we discontinued the operations of our Philippines-based call center, which had historically provided telemarketing services to support our directory services business.  To the extent that we incur additional closure costs or that the execution of our current or future business strategies necessitates that we develop similar functions in the future to support our directory services business, our business could be adversely affected.

We face intense competition, including from companies with greater resources, which could adversely affect our growth and could lead to decreased revenues.

Search engine optimization and online marketing services are emerging fields with a considerable amount of competitors in each field.  Additionally, major Internet companies, including Google, Microsoft, Verizon, and Yahoo!, currently market Internet Yellow Pages, local search services and other products that directly compete with our legacy business as well as our new product offerings.  We may not compete effectively with existing and potential competitors for several reasons, including the following:

·	some competitors have longer operating histories and greater financial and other resources than we have and are in better financial condition than we are;

·	some competitors have better name recognition, as well as larger, more established, and more extensive marketing, customer service, and customer support capabilities than we have;

·	some competitors may supply a broader range of services, enabling them to serve more or all of their customers’ needs;

·	some competitors may be able to better adapt to changing market conditions and customer demand; and

·
barriers to entry are not significant.  As a result, other companies that are not currently involved in the online marketing business may enter the market or develop technology that reduces the need for our services.

Increased competitive pressure could lead to reduced market share, as well as lower prices and reduced margins, for our services.  If we experience reductions in our revenue for any reason, our margins may continue to decline, which would adversely affect our results of operations.  We cannot assure you that we will be able to compete successfully in the future.

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

Our results of operations could fluctuate due to factors outside of our control.

Our operating results have historically fluctuated significantly, and we have experienced recent declines in net revenues and operating profits.  We could continue to experience fluctuations or continued declining operating results due to factors that may or may not be within our control.  Such factors include the following:

·	fluctuating demand for our services, which may depend on a number of factors including:

o	changes in economic conditions and our IAP advertisers’ profitability,

o	IAP advertiser refunds or cancellations, and

o	our ability to continue to bill through existing means;

·	market acceptance of new or enhanced versions of our services or products;

·	price competition or pricing changes by us or our competitors;

·	new product offerings or other actions by our competitors;

·	the ability of our check processing service providers to continue to process and provide billing information regarding our solicitation checks;

·	the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;

·	technical difficulties or failures affecting our systems or the Internet in general;

·	a decline in Internet traffic at our website; and

·	the fixed nature of a significant amount of our operating expenses.

The loss of our ability to bill IAP advertisers through our ACH billing channel would adversely impact our results of operations.

We bill a significant number of our Directory Services advertisers through our ACH billing channel.  ACH transactions are closely regulated by NACHA – The Electronic Payments Association, which develops operating rules and business practices for the ACH network and for electronic payments in the areas of Internet commerce and other electronic payment means.  Changes in these rules and business practices could compromise our ability to bill a significant number of our advertisers through ACH billing, and we would have to transition these advertisers to other billing channels.  Such changes would be disruptive and result in lost revenue.

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

Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel.  We currently anticipate that our cash on hand as of September 30, 2009, together with cash flows from operations, will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures over the next 12 months.  In the future, however, we may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities.  Our future liquidity and capital requirements will depend on numerous factors, including the following:

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

Existing laws and regulations and any future regulation may have a material adverse effect on our business.  For example, we believe that our direct marketing programs meet existing requirements of the United States Federal Trade Commission (“FTC”).  Any changes to FTC requirements or changes in our direct or other marketing practices, however, could result in our marketing practices failing to comply with FTC regulations.

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

Capacity constraints may require us to expand our infrastructure and advertiser support capabilities.

Our ability to provide high-quality services largely depends upon the efficient and uninterrupted operation of our computer and communications systems.  We may be required to expand our technology, infrastructure, and customer support capabilities in order to accommodate any significant growth in customers.  We may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.  Our inability to upgrade and expand our infrastructure and customer support capabilities as required could impair the reputation of our brand and our services and diminish the attractiveness of our service offerings to our advertisers.

Any expansion of our infrastructure may require us to make significant upfront expenditures for servers, routers, computer equipment, and additional Internet and intranet equipment, as well as to increase bandwidth for Internet connectivity.  Any such expansion or enhancement will need to be completed and integrated without system disruptions.  An inability to expand our infrastructure or customer service capabilities either internally or through third parties, if and when necessary, would materially and adversely affect our business, prospects, financial condition, and results of operations.

Current economic conditions may adversely affect our industry, business and results of operations.

The U.S. and global economy is currently undergoing a recession and a period of unprecedented volatility.  It is unclear how prolonged this recession will be and how it will affect our industry in particular. Many believe that the general future economic environment may continue to be less favorable than that of recent years.  If the challenging economic conditions in the U.S. and other key countries persist or worsen, our customers may delay or reduce spending.  This could result in reductions in sales of our products and services, longer sales cycles and increased price competition.  Any of these events would likely harm our business, results of operations and financial condition.

We may have an adverse resolution of litigation that may harm our operating results or financial condition.

At times, we are a party to lawsuits in the normal course of our business.  Litigation can be expensive, lengthy, and disruptive to normal business operations.  Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could have a material adverse effect on our business, operating results, or financial condition.

We have made strategic acquisitions and divestitures in the past few years and may complete similar transactions in the future and cannot assure you that any future transactions will be successful.

We regularly look for opportunities to support our new business strategy through appropriate acquisitions, divestitures and/or strategic alliances.  There can be no assurance that we will be successful in identifying appropriate transaction partners or integrating the results of any such transactions in a way that ultimately supports our business strategy.  Any such transactions could also involve the dilutive issuance of equity securities and/or the incurrence of debt.  In addition, future strategic transactions may involve numerous other risks, including but not limited to:

•	exposure to unanticipated liabilities of an acquired company (or acquired assets);

•	the potential loss of key customers or key personnel in connection with, or as the result of, a transaction;

•	the recording of goodwill and intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•
the diversion of the attention of our management team from other business concerns, including the day-to-day management of our Company and/or the internal growth strategies that they are currently implementing; and

•	the risk of entering into markets or producing products where we have limited or no experience, including the integration of the purchased technologies and products with our technologies and products.

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

NASDAQ Listing Rules require us to maintain a closing bid price of $1.00 per share for our common stock.  In the event that our common stock closing bid price falls below $1.00 per share for 30 consecutive business days, we would likely receive notice from NASDAQ that we are not in compliance with Listing Rules, which could ultimately lead to the delisting of our common stock from NASDAQ if we were unable to maintain the requisite minimum stock price during the subsequent probationary period.  In the event that we were delisted from NASDAQ, our common stock would become significantly less liquid, which would adversely affect its value.  Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on NASDAQ.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We entered into a long-term lease, which began in November 2007, for a 12,635 square foot facility in Las Vegas, Nevada that functions as the operating facility for LiveDeal, Inc. and our subsidiary, Telco Billing, Inc.  We pay rent of approximately $315,000 annually under the lease which expires on December 31, 2012.

We also have a long-term lease for a 16,772 square foot facility in Mesa, Arizona that was formerly used to house our corporate headquarters.  We pay rent of approximately $120,000 annually under this lease, which expires in June 2011.  Although we are no longer utilizing this space for our operations, we are responsible for the remaining lease payments.

We have a short-term lease on a residential facility in Las Vegas that is used to house personnel who travel to Las Vegas on Company business. We have a minimum commitment of approximately $15,000 in rent during the remaining term of the lease, which expires on January 31, 2010.

We believe that these facilities are adequate for our current and anticipated future needs and that all of these facilities and their contents are adequately covered by insurance.

ITEM 3. Legal Proceedings

Except as described below, as of September 30, 2009, we were not a party to any pending material legal proceedings other than claims that arise in the normal conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.

Joe Cunningham v. LiveDeal, Inc. et al.

On July 16, 2008, Joseph Cunningham, who was at the time a member of LiveDeal's Board of Directors, filed a complaint with the U.S. Department of Labor's Occupational Safety and Health Administration ("OSHA") alleging that the Company and certain members of its Board of Directors had engaged in discriminatory employment practices in violation of the Sarbanes-Oxley Act of 2002's statutory protections for corporate whistleblowers when the Board of Directors removed him as Chairman on May 22, 2008. In his complaint, Mr. Cunningham asked OSHA to order his appointment as Chief Executive Officer of the Company or, in the alternative, to order his reinstatement as Chairman of the Board. Mr. Cunningham also sought back pay, special damages and litigation costs. The Company has not received any correspondence from OSHA, and there have been no other developments in the matter, since December 2008.

State of Washington v. LiveDeal, Inc. et al.

On December 16, 2006, the State of Washington Attorney General’s office entered into a Consent Decree with LiveDeal, Inc. (known at the time as YP Corp.) and its subsidiary, Telco Billing, Inc.  Pursuant to the Consent Decree, the Company agreed to provide certain confidential, trade secret information to the Attorney General’s office as part of the settlement of a regulatory dispute between the State of Washington and the Company.

On July 14, 2009, the Attorney General’s office contacted the Company to request certain confidential, trade secret information to which it was entitled under the Consent Decree.  The Company acknowledged its obligation to provide the requested information but asked the Attorney General’s office to verify that it would not provide such information to third parties.  When the Company was informed by opposing legal counsel in a private litigation matter that the Attorney General’s office intended to provide its confidential, trade secret information to such counsel’s client and other third parties immediately upon receipt, the Company began taking certain steps to protect the sensitive information while complying with its obligations under the Consent Decree.

Following unsuccessful settlement discussions in which the Attorney General’s office refused to enter into any agreement not to share the confidential information with third parties (including the Company’s opponents in pending private litigation), the Company sought a protective order in the State of Washington’s King County Superior Court (Case No. 06-2-39213-2 SEA) on September 8, 2009, which was denied on November 16, 2009.  The Company is appealing that decision with in State of Washington’s Court of Appeals (Division I, Case No. 64539-1) and has filed a motion to stay the effect of the November 16, 2009 ruling.  The appeal is pending.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. ("GES") filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court. GES has alleged in its complaint that the Company's use of activator checks violated the Washington Consumer Protection Act. GES is seeking injunctive relief against our use of the checks, as well as a judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class. LiveDeal has denied the allegations.  The parties have filed dispositive motions and anticipate a ruling on such motions in early 2010.

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

On November 12,2008, the Illinois Attorney General filed a complaint against us requesting money damages and injunctive relief for claims that we employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in part promoted premium Internet Yellow Page listings to Illinois consumers. Based on a preliminary investigation into the sales scripts and automated verification system utilized in the telemarketing campaign, we denied the allegations raised in the complaint and are vigorously defending the claim.

LiveDeal, Inc. v. On-Call Superior Management (“OSM”)  and SMeVentures, Inc. (“SMe”)

On April 6, 2009, LiveDeal filed a declaratory judgment to a termination of contract claim and a complaint on May 29, 2009 against OSM and SMEVentures, Philippines call center managers with which the Company had entered into contracts in November of 2007 and earlier, to provide inbound and outbound telemarketing services, respectively, alleging breach of contract.  OSM and SMe have counterclaimed, alleging breach of contract.  Recent settlement discussions have not resolved the matter and legal proceedings (including discovery) are ongoing.

As of September 30, 2009, we have not recorded any accruals pertaining to these legal proceedings because they do not meet the criteria for accrual under Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock

On February 1, 2008, we began trading on the NASDAQ Capital Market.   Concurrent with this change, our ticker symbol was changed from LVDL.OB to LIVE.

The following table sets forth the quarterly high and low sale prices per share of our common stock during the last two fiscal years.

Fiscal Year	Quarter Ended	High	Low
2008	December 31, 2007	$7.00	$3.30
	March 31, 2008	$5.70	$3.18
	June 30, 2008	$3.94	$2.35
	September 30, 2008	$2.59	$1.40
2009	December 31, 2008	$2.00	$1.02
	March 31, 2009	$2.20	$1.24
	June 30, 2009	$2.10	$1.00
	September 30, 2009	$1.70	$1.01

Holders of Record

On December 1, 2009, there were approximately 319 holders of record of our common stock according to our transfer agent. The Company has no record of the number of stockholders who hold their stock in “street name” with various brokers.

Dividend Policy

We have one class of authorized preferred stock (Series E Preferred Stock), of which there are currently 127,840 shares issued and outstanding.  Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year.  At September 30, 2009, we had accrued but unpaid dividends totaling approximately $8,200.

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

During the year ended September 30, 2009, the repurchase plan was increased by another $500,000, and the Company acquired an aggregate of 346,110 shares of its common stock at market prices at an aggregate cost of $532,521. All but 29,106 shares of repurchased common stock were retired as of September 30, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

Reference is made to Note 13 of the notes to our consolidated financial statements for certain disclosures about the Company’s equity compensation plans.

Performance Graph

Compare 5-Year Cumulative Total Return
Among LiveDeal, Inc., Wilshire 5000 Index
And Dow Jones Internet Index

Assumes $100 Invested on September 30, 2004
Assumes Dividends, if any, Reinvested
Fiscal Year Ended September 30, 2009

	9/30/2004	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009
LiveDeal, Inc.	$100.00	$83.06	$86.87	$63.10	$14.32	$15.27
Wilshire 5000 Index	$100.00	$112.79	$122.49	$140.99	$108.99	$100.15
Dow Jones Internet Services Index	$100.00	$126.26	$155.70	$182.75	$151.33	$173.07

ITEM 6. Selected Financial Data

Not required for smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended September 30, 2009, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 8 of this Annual Report.

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

Executive Overview

Our Company

LiveDeal, Inc. provides local customer acquisition services for small businesses combined with an Internet Yellow Pages directory to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet. Through its online property, www.livedeal.com, LiveDeal delivers local search engine marketing (SEM) such as its LiveClicks ™ and LiveAdvisor™ products that combine leading technology with a strong partnership model and an inside sales team to create an efficient platform local businesses need to create and optimize their Internet search advertising campaigns. LiveDeal partners with Google, Yahoo!, MSN and others. LiveDeal, Inc. is headquartered in Las Vegas, Nevada. For more information, please visit www.livedeal.com. Through its wholly-owned subsidiary, Telco Billing, Inc., LiveDeal  publishes a small business directory online at www.yellowpages.livedeal.com.

We have two inter-related primary lines of business: (1) we deliver a suite of audience acquisition services for small businesses, sold via telemarketing and supported by our websites and software that we have developed to manage search and other Internet services efficiently, and (2) we maintain an Internet Yellow Pages service for every city and zip code across the U.S.

Summary Business Description

Direct Sales Services also known as Telesold Suite Services.   Since February 2008, we have added a new line of business that utilizes, but is not entirely dependent on, our directory websites and billing services. This line of business is based around using telesales and sophisticated Internet customer acquisition technologies to deliver a suite of customer acquisition services to small businesses.

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

Our websites, by combining the benefits of business listings, mobile services, advertising/distribution networks and e-commerce into a single online solution, offer businesses and consumers an affordable and effective solution for creating a web presence and marketing their products and services locally.

Our websites also support our audience acquisition services by providing locally and vertically targeted Internet pages that are effective at producing website traffic, form fills and phone calls and other valuable customer interactions on behalf of our small business customers.  Our Telesold audience acquisition services are not limited to our own websites. Our suite currently includes the following activities, but the range of activities we deliver is designed to shift over time, based on the needs of our small business customers and the ever-changing state of Internet technology:

▪	Website URL acquisition services whereby we obtain website address names on behalf of our small business clients;

▪	Website development and deployment services where we create, house and manage websites on behalf of our small business clients;

▪
Website traffic and audience development services which provides sophisticated search engine marketing techniques, access to our own websites, partnerships with other websites and other techniques to generate traffic to our customers’ websites, whether created and housed by us or not;

▪	Website analytics and performance reports that generate information for our customers about activities on their websites and lead activities for their businesses based on Internet activities; and

▪	Directory services whereby we provide both basic and enhanced directory listings for our customers on our own directory and on partner directories.

In the aggregate, the contribution of these services to our overall revenues has grown rapidly and represented 31% of our net revenues in fiscal 2009 as compared to 3% of our net revenues in the fiscal 2008.  In the fourth quarter of fiscal 2009, these services represented 58% of net revenues.

Business Directory

We use a business model similar to print Yellow Pages publishers for our Yellow Page directory.  We publish basic directory listings on the Internet free of charge.  Our basic listings contain the business name, address and telephone number for almost 17 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format and we generate revenue from the sale of various advertising packages to listed businesses.  As we have shifted our business strategy away from this line of business and sold our primary URL and a portion of our customer list, we expect to experience declining future revenues from this segment.

Recent Events & Transactions

Financial Performance

We have embarked on a significant change in business strategy to deemphasize our legacy business (directory services offering) and focus on our new line of business consisting of Internet-based customer acquisition strategies for small businesses.  We have also completed transactions that have allowed us to monetize certain assets associated with our directory services business, including the sale of a portion of our customer list and our primary URL, www.yp.com, each of which is described elsewhere in this section.  As a result, we have experienced a decline in revenues and gross profit over the last several quarters.  During this time our revenues from our new customer acquisition services business segment has grown to $1,402,888, which represented 58% of net revenues during the fourth quarter of fiscal 2009, up from $343,240 or 6% of net revenues in the fourth quarter of fiscal 2008.  While we have yet to achieve sufficient sales in our new business to allow us to achieve operating profitability, we achieved significant growth in revenues in this business segment during fiscal 2009.

Change in Business Strategy

In and around February 2009, we evaluated our business and adopted a new business strategy that moved away from our Yellow Pages business to one which addressed each of our business segments as separate entities. This evaluation was necessitated by the growth in our Direct Sales - Customer Acquisition Services business lines that provide Internet-based customer acquisition strategies for small business, as well as declining revenues from our traditional business line (i.e. directory services).  Additionally, current economic and regulatory forces, both general and specific to our industry, impacted our consideration of our existing business model and strategy.  Some of these factors include the following:

•	The current effects of the recession and general economic downturn;

•	Our perception that the general economic downturn could lead our business customers to seek lower-cost customer acquisition methods, primarily through the Internet;
•	The sale of our “www.yp.com” domain name in the first quarter of fiscal 2009, which domain name was associated with our traditional business;
•	The reconstitution of our management team with additional capability in Internet-based technologies;
•	The termination of certain significant directory business contracts related to the traditional business;
•	The sale of certain of our traditional business assets including certain of our customer lists; and
•	Continuing losses in our classifieds business.

As a result, we made significant changes to our business strategy during the second quarter of fiscal 2009.  We decided to move our strategic focus away from our directory services and Classified businesses.   Additionally, we discontinued the operations of our Philippines-based call center which had historically provided telemarketing services to support our directory services business - specifically those directory services which were sold during the second quarter of fiscal 2009.    These strategic changes impacted our financial statements during the second quarter of fiscal 2009 in the following manner:

•	Impairment charges of $16,111,494 were recorded related to the write-down of our goodwill and other intangible assets;

•	We commenced a plan to discontinue our classifieds business and initiated shutdown activities;

•	We sold our a customer list associated with its directory services business and recorded a gain of $3,040,952; and

•	We established a valuation allowance of $10,586,854 related to our deferred tax assets.

Our new strategic focus is on delivering a suite of Internet-based, local search driven, customer acquisition services for small businesses, sold via telemarketing and supported by our websites and internally developed software.

Sale of www.yp.com

On November 5, 2008, we entered into an agreement to sell our Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.  Although our future focus is on the sale of customer acquisition services for small and medium-sized businesses, we still receive revenues from the sale of Internet Advertising Packages, which targeted users of our www.yp.com property.  We have transitioned these customers to advertising on www.yellowpages.livedeal.com.

Management Changes

On January 20, 2009, we announced the following managerial changes, which occurred during and shortly after the three months ended December 31, 2008:

•	Rajeev Seshadri replaced Gary Perschbacher as Chief Financial Officer effective January 20, 2009; and
•	John Raven submitted his resignation as President and Chief Operating Officer effective February 15, 2009.

On May 19, 2009, Richard F. Sommer was appointed as our new President and Chief Executive Officer ("CEO"), effective immediately, to replace Mike Edelhart, the outgoing CEO, whose employment as CEO terminated the same day.  Mr. Sommer has served as a member of our Board of Directors since June 2008.  Following his appointment as President and Chief Executive Officer, Mr. Sommer remained a director but has no longer been a member of our Compensation Committee or Corporate Governance and Nominating Committee, both of which are required to consist only of independent directors under NASDAQ Listing Rules.

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

In connection with Mr. Edelhart’s termination, we entered into a separation agreement dated July 8, 2009 that provided for a one-time payment of $62,500 to Mr. Edelhart together with a payment for accrued vacation and certain other expenses.  We recognized expenses totaling $93,195 associated with Mr. Edelhart’s departure during the quarter ended June 30, 2009.  As of September 30, 2009, we had an outstanding liability of $13,289 related to unpaid termination costs.

Also, in connection with the restructuring activities described below and as part of refinements to our business strategy, certain managerial positions were eliminated in June 2009, including the positions of Vice President of Product Management and Vice President of Technology Strategy, respectively.  See “Restructuring Activities” below.

Impairment of Goodwill and Other Intangibles

In and around February 2009, in connection with the strategic changes described above and at the direction of our Audit Committee, we commenced an interim reporting period review of our goodwill and intangible assets for impairment.  We evaluate goodwill and other long-lived assets for impairment on an annual basis or whenever facts and circumstances indicate that impairment may exist.  Economic and regulatory forces, both general and specific to our industry, caused management to consider our existing business model and strategy as described in “Change in Business Strategy” included herein.

 In light of the changes in our business, we determined that a triggering event had occurred and initiated an impairment analysis. Based upon the analysis, management determined that the following items were impaired:

•	The goodwill acquired in our acquisition of LiveDeal, Inc., the business focus of which was online classified advertising;

•
The goodwill acquired in our acquisition of a Philippines call-center, OnCall Subscriber Management, the business focus of which was providing telemarketing services to acquire customers for our directory services business;

•
Assets related to our call-center operations and non-compete agreements that were effectively made obsolete by the sale of a portion of our customer list associated with our directory services business; and

•	Intangible assets related to our directory services business, including URLs, internally developed software, and other miscellaneous intangible assets.

The following is a summary of these impaired assets and their net book values, which were fully written off in the second quarter of fiscal 2009:

	Continuing Operations	Discontinued Operations	Total Impairment
Goodwill	$4,350,041	$7,356,365	$11,706,406
Domain name and marketing related intangibles	1,879,054	-	1,879,054
Assets related to customer list	1,259,680	-	1,259,680
Website and technology related intangibles	377,334	889,020	1,266,354
	$7,866,109	$8,245,385	$16,111,494

Included in the assets that became obsolete through the sale of a portion of our customer list were $722,103 related to non-compete agreements and $537,577 of assets associated with the Philippines call-center.

We performed an initial assessment of impairment prior to filing our Form 10-Q for the period ended December 31, 2008, and disclosed an estimated impairment charge of $14,300,000.  We reevaluated these amounts and increased the corresponding impairment charge to $14,676,568 after identifying additional impaired website and technology related intangible assets related to the items identified earlier.  Since that time, we sold a portion of our customer list, which resulted in an additional impairment charge of approximately $1,400,000, consisting of approximately $175,000 of website and technology related intangibles and $1,200,000 of other assets made obsolete as described above. We performed an annual goodwill and intangible assets impairment review in connection with our fiscal year-end financial closing for 2009.  Management’s analysis considered input from an independent third party business appraisal firm. Management confirmed the results of the impairment review performed in the quarter ended March 31, 2009. The annual impairment review assigned certain of the goodwill and intangible assets to the Company’s classifieds business whose discontinuation was initiated in the quarter ended March 31, 2009. The impairment charges associated with the classifieds business are now included as part of discontinued operations in the accompanying statement of operations.

Sale of Customer List and Other Income

On March 9, 2009, in connection with our shift in strategic focus away from our classified and directory services business, we entered into an agreement to sell a portion of our customer list associated with our directory services business.  This customer list was sold for $3,093,202, of which $2,783,097 was paid by the buyer and received during the second quarter of fiscal 2009 with the remaining amount held back in escrow pending the resolution of potential claims, if any.  Such claims are contractually limited to the amount held in escrow ($154,617 as of September 30, 2009) , and are expected to be settled in fiscal 2010.  Net of certain accruals for transaction costs and transaction-related contingencies, we recorded a gain of $3,040,952, which is reflected in other income.

We also amended another directory services contract in consideration of accelerated payments on our outstanding accounts receivable and some anticipated future billings that resulted in an increase in other income of $642,268 for the three and nine months ended June 30, 2009, respectively.  Together with the partial customer list sale described above, these customers and contract accounted for $5,146,073 of revenue in fiscal 2009.  As a result of these transactions, we have no future service obligations to these customers and no longer expect to generate future revenues from these sources.

Discontinued Operations

As part of the Company’s strategy to evaluate each of its business segments as separate entities, management noted that the classifieds business has incurred significant operating losses and determined that it did not fit with the Company’s change in strategic direction.  Accordingly, in and around February 2009, we made the strategic decision to discontinue our classifieds business and product offerings.  We initiated shutdown activities in March 2009 (including the notification of certain impacted vendors and employees)  and concluded such activities by the end of June 2009, including the shutdown of the website previously used for classifieds activities.  Accordingly, we do not expect any future revenues from this business segment and are reflecting the results of the classifieds business as discontinued operations.  Prior year financial statements have been restated to present the classifieds operations as a discontinued operation.

The classifieds business accounted for $227,575 and $1,862,503 of net revenues in the fiscal years ended September 30, 2009 and 2008, respectively, which are now included as part of loss from discontinued operations in the accompanying consolidated statements of operations.

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

In connection with these activities, we incurred expenses, consisting primarily of cash expenditures, of $327,408 which have been reflected as part of general and administrative expenses in the accompanying consolidated statement of operations for the year ended September 30, 2009.  Of the restructuring charges incurred, $277,059 related to severance costs and $50,349 related to office closure costs.  As of September 30, 2009, we had an outstanding liability of $13,289 related to unpaid office closure costs.  All restructuring costs were related to the consolidation of operations at our Las Vegas, Nevada facility.

Other Contractual Agreements

On November 30, 2008, each of the following agreements was terminated pursuant to notices of termination delivered to us by our respective counterparties:

•	Fulfillment and Marketing Agreement dated October 10, 2007, by and between the Company and Sharednet.
•	Fulfillment and Marketing Agreement dated October 16, 2007, by and between the Company and OneSource Web Hosting.
•	Fulfillment and Marketing Agreement dated October 10,2007, by and between the Company and Blabb1e Networks.

Under the agreements, we provided certain fulfillment and directory services to the customers of Sharednet, OneSource Web Hosting and Blabble Networks, respectively (collectively, the "Wholesalers"). In exchange for such services, the Wholesalers remitted 90% of the related fees collected to us. Such fees accounted for approximately $5.3 million, or 18%, of our net revenues in fiscal 2008.  The agreements accounted for about 12,000 of our approximately 65,000 customers as of that date.

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

Revenue Recognition.

Direct Sales – Customer Acquisition Services.  Our direct sales contracts typically involve upfront billing for an initial payment followed by monthly billings over the contractual period.  We recognize revenue on a straight line basis over the contractual period.  Billings in excess of recognized revenue are included as deferred revenue in the accompanying consolidated balance sheets.

Previously, we recognized the value of the noncancelable portion of the Direct Sales’ customer contract as a receivable and billed the customer for the amount of the contract over the period of the contract. We only recognized a portion of the contract value as revenue each month, approximately pro-rating the contract to a monthly amount, with the remainder of the noncancelable portion of the contract maintained as a deferred revenue liability.  In the quarter ended June 30, 2009, we corrected our balance sheet presentation related to our direct sales contracts to include in accounts receivable only those amounts that are outstanding receivables after having been billed in accordance with the terms of the contract.

Directory Services. We generate revenue from customer subscriptions for directory and advertising services.  We recognize revenues as services are rendered.  In some instances, we receive payments in advance of rendering services, whereupon such revenues are deferred until the related services are rendered.  Our billing and collection procedures include significant involvement of outside parties, referred to as aggregators for LEC billing and service providers for ACH billing.  We provide allowances for customer refunds, non-paying customers and fees which are estimated at the time of billing.

Allowance for Doubtful Accounts.   We estimate allowances for doubtful accounts for accounts that are billed directly by us as well as those serviced by third party aggregators and service providers (Processors).

During fiscal 2009, several revenue streams that were billed through our various LEC sales channels were terminated either as a result of a sale of assets or upon the cessation of billing agreements. We reflect the amounts held in reserve by the Processors as accounts receivable in the accompanying consolidated balance sheet. During the period that we received settlements from our billings through these LEC channels, the level of the reserves held by the Processors changed accordingly and the Processors often calculated the holdback amounts from the settlements due to us as ‘rolling reserves’ that we believe are actuarially estimated by them based on the level of business, the expectation of future billings from which to replenish such reserves, and other factors. The costs and expenses related to such settlements and reserve holdback amounts were recorded as expenses during the period that the settlements were received. With the cessation of such settlements, the costs and expenses are now related to the maintenance of the reserves held by the Processors. The reserves now held are not changing due to the cessation of billing activities by us, and accordingly, we have now made estimates of the costs and expenses that we are likely to incur to collect the holdback amounts held as reserves. These estimates lead to an accrual of expected costs over the expected length of the collection period of the accounts receivable and, therefore, to an increase in the allowances, instead of recording such expenses as period costs as they are actually incurred as would have been the case if we continued to have regular billings through the Processors.

The allowance at September 30, 2009 included a reserve allowance of $723,489 resulting from the Chapter 11 Bankruptcy filing of one of our LEC aggregators, representing a reduction in the estimated collectability of our entire pre-petition outstanding receivable balance of $777,755. The aggregate of accounts receivable balances from the LEC operations that do not have billing activity as of September 30, 2009 was $3,554,149, and the aggregate of corresponding allowances was $2,032,385. These aggregate amounts include the accounts receivable balances and allowances for the accounts held by the Chapter 11 trustee.

Carrying Value of Intangible Assets.  Our intangible assets consist of licenses for the use of Internet domain names or Universal Resource Locators, or URLs, capitalized website development costs, other information technology licenses and marketing and technology related intangibles acquired through the acquisition of LiveDeal, Inc.  All such assets are capitalized at their original cost (or at fair value for assets acquired through business combinations) and amortized over their estimated useful lives.  We capitalize internally generated software and website development costs in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) ASC 350, “Intangibles – Goodwill and Other”.

We evaluate the recoverability of the carrying amount of intangible assets at least annually and whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable.  In the event of such changes, impairment would be assessed if the expected undiscounted net cash flows derived for the asset are less than its carrying amount.
An impairment was estimated and recorded as first described our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 and described elsewhere in this Form 10-K. In 2009, the Company performed an intangible assets evaluation using the appraisal methods as prescribed under the provisions of ASC 360, “Property Plant and Equipment”, which prescribes methods for determining impairment of long-lived assets.  Management’s review considered input from an independent third party business appraisal firm

Goodwill.    We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of ASC 350, which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary.  As a result of this analysis, first described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 and described elsewhere in this Form 10-K, it was determined that the entire goodwill balance attributable to the Company’s acquisitions of OnCall Subscriber Management and LiveDeal, Inc. were impaired.

Customer Acquisition Costs.  We acquire customers primarily through outbound call campaigns whereby we incur costs which include the acquisition of calling lists, personnel costs, etc.  Customers subscribe to the services by affirmatively responding to those campaigns, which serve as the contract for the subscription.  Calling campaign costs are expensed as incurred.  We also incur costs to acquire customers in connection with certain fulfillment contracts.  Such costs are capitalized and amortized over the expected life of the related revenue stream.

Income Taxes.  Income taxes are accounted for using the asset and liability method as prescribed by ASC 740 “Income Taxes”. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which if it is more likely than not that the related benefit will not be realized.

We have estimated net deferred income tax assets (net of valuation allowances) of $0 and $4,812,623 at September 30, 2009 and 2008, respectively, which relate to various timing differences between book and tax expense recognition.  A full valuation allowance has been established against all net deferred tax assets as of September 30, 2009 based on estimates of recoverability.  While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business model.  Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

We performed an analysis of uncertain tax positions and we did not identify any significant uncertainties that would affect the carrying value of our deferred tax assets and liabilities or our income taxes receivable at September 30, 2009.

Stock-Based Compensation.  From time to time, we grant restricted stock awards and options to employees, directors, executives, and consultants.  Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.  The impacts of changes in such estimates on unamortized deferred compensation cost are recorded as an adjustment to compensation expense in the period in which such estimates are revised.

Results of Operations

Net Revenues

Year Ended September 30,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2009	$13,438,655	$(9,982,003)	(42.6)%
2008	$23,420,658

Net revenues in fiscal 2009 decreased by approximately $9,982,000, due primarily to our change in business strategy away from our directory services business and the sales of our www.yp.com URL and a portion of our customer list in fiscal 2009, which was partially offset by an increase in revenues from our customer acquisition services business segment.  Net revenues in our directory services business decreased by approximately $13,448,000 to $9,331,000 in fiscal 2009 as compared to $22,779,000 in fiscal 2008.  Net revenues in our customer acquisition services business segment increased by approximately $3,467,000 to $4,108,000 in fiscal 2009 as compared to $641,000 in fiscal 2008.  The increase in net revenues from our customer acquisition services reflects a change in business strategy and our focus toward developing this portion of our business.  We expect that revenues from our directory services business will continue to decline in the future as we focus our efforts toward our new business segment.  Although we anticipate our revenues from customer acquisition services will continue to grow, this business is unproven at this time and there can be no assurance that we will meet our objectives of revenue growth and profitability.

Cost of Services

Year Ended September 30,	Cost of Services	Change from Prior Year	Percent Change from Prior Year

2009	$6,391,778	$2,050,524	47.2%
2008	$4,341,254

Cost of services increased in fiscal 2009 as compared to fiscal 2008, as a result of increasing per-customer costs in our directory services business and the growth in net revenues in our customer acquisition services business which has higher costs as compared to our directory services segment.

Cost of services in our customer acquisition services business were approximately $2,768,000 in fiscal 2009 as compared to $548,000 in fiscal 2008 which reflects our growth in revenues in this business segment.  See discussion of gross margins elsewhere in this section.
Cost of services in our directory services business were approximately $3,624,000 in fiscal 2009 as compared to $3,793,000 in fiscal 2008 despite a 60% reduction in revenues.  During 2009, we experienced cost increases in our directory services business on a per customer basis due to increased regulatory requirements and an increase in per-customer charges billed to us from our third party service providers.  These factors contributed to our strategic shift away from directory services as our primary line of business.

Gross Profit

Year Ended September 30,	Gross Profit	Change from Prior Year	Percent Change from Prior Year

2009	$7,046,877	$(12,032,527)	(63.1)%
2008	$19,079,404

Gross profit decreased approximately $12,033,000 in fiscal 2009 as compared to fiscal 2008 reflecting a decrease in net revenues and a decline in gross margins in our directory services business.  The following table sets forth changes in our gross margin by business segment.

	Year ended September 30,
	2009	2008

Customer acquisition services -
Gross profit	$1,339,997	$93,759
Gross margin	32.6%	14.6%
Directory services -
Gross profit	$5,706,880	$18,985,644
Gross margin	61.2%	83.3%

General and Administrative Expenses

Year Ended September 30,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2009	$15,179,981	$(415,190)	(2.7)%
2008	$15,595,171

 General and administrative expenses decreased in fiscal 2009 as compared to fiscal 2008 due to the following:

•
A decrease in depreciation and amortization expense of approximately $542,000 due primarily to the effects of the impairment of depreciable intangible assets that occurred in the second quarter of fiscal 2009;

•	A decrease in investor relations expenses of approximately $245,000 stemming from cost containment initiatives;

•
A decrease in customer related expenses of approximately $106,000 due to the decline in business activities associated with our directory services business as a result of our change in business strategy;

•	A decrease in rent and office expenses of approximately $234,000 as a result of the closure of our Santa Clara facility and other cost-containment initiatives;

•
A decrease in compensation expense of approximately $20,000 which was comprised of a decrease of $915,000 of stock based compensation resulting from the effects of true-ups of our estimated forfeiture rate and a reduction in the use of stock awards as part of our compensation, partially offset by an increase of $895,000 of compensation, payroll and benefits expenses associated with additional staffing in sales and technology development to support our change in business strategy;

•	A decrease of other G&A expenses of approximately $118,000, partially offset by

•	An increase in software expense of approximately $427,000 representing non-capitalizable costs associated with our new product offerings in our customer acquisition services segment;

•	An increase in professional and consulting fees of approximately $423,000 attributable to legal costs incurred to defend the Company against certain claims in fiscal 2009.

 The following table sets forth our recent operating performance for general and administrative expenses:

	Q4 2009	Q3 2009	Q2 2009	Q1 2009	Q4 2008	Q3 2008	Q2 2008	Q1 2008
Compensation for employees, leased employees, officers and directors	$2,054,709	$2,392,081	$2,311,056	$2,508,835	$1,810,383	$3,181,375	$2,377,412	$1,928,272
Professional fees	336,273	421,700	411,564	455,832	456,180	275,638	191,330	281,418
Depreciation and amortization	211,336	186,077	560,383	559,289	588,718	505,095	487,085	478,433
Other general and administrative costs	451,300	813,124	771,352	735,070	707,665	845,351	789,318	706,848

Sales and Marketing Expenses

Year Ended September 30,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2009	$2,457,063	$(2,777,086)	(53.1)%
2008	$5,234,149

Sales and marketing expenses decreased in fiscal 2009 as compared to fiscal 2008 due to the following:

•	$2,980,000 of decreased telemarketing and other customer acquisition costs as we began transitioning away from marketing activities geared toward our directory services business; and

•	$252,000 of reduced branding, online advertising and other sales and marketing expenses; partially offset by

•	$455,000 of increased expenditures for click traffic that we believe is more cost effective than online advertising.

Impairment of Goodwill and Intangible Assets

Year Ended September 30,	Impairment of Goodwill and Intangible Assets	Change from Prior Year	Percent Change from Prior Year

2009	$7,866,109	$7,866,109	n/a
2008	$-

 As described previously, we incurred an impairment charge in the second quarter of fiscal 2009 to write-down goodwill and other intangible assets.  No such charges were incurred in fiscal 2008.

Operating Loss

Year Ended September 30,	Operating Loss	Change from Prior Year	Percent Change from Prior Year

2009	$(18,456,276)	$(16,706,360)	954.7%
2008	$(1,749,916)

The increase in our operating loss for fiscal 2009 as compared to fiscal 2008 is primarily due to the impairment charge, decreased gross profit and changes in operating expenses, each of which is described above.

Total Other Income (Expense)

Year Ended September 30,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2009	$7,527,934	$7,405,544	6050.8%
2008	$122,390

During the second quarter of fiscal 2009, we entered into an agreement to sell a portion of our customer list associated with our directory services business, resulting in a gain of $2,816,000, which was increased to $3,041,000 in the fourth quarter of fiscal 2009 through the adjustment of certain accruals associated with the transaction.  We also amended another directory services contract in consideration of accelerated payments on our outstanding accounts receivables and some anticipated future billings that resulted in an increase in other income of $642,000 in fiscal 2009.

During the first quarter of fiscal 2009, we entered into an agreement to sell our Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.   We had net gain from the sale of that asset of $3,806,000, which is reflected in other income.

The remaining activity in fiscal 2009 and fiscal 2008 consisted primarily of interest income on cash balances and short-term investments.

Income Tax Provision (Benefit)

Year Ended September 30,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2009	$3,393,515	$3,548,230	2293.4%
2008	$(154,715)

The change in our income tax provision (benefit) is due primarily to the establishment of a $10,586,854 valuation allowance established during fiscal 2009 against our net deferred tax assets, partially offset by changes in our pretax net loss and miscellaneous permanent differences.  While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business model.  Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

Loss from Discontinued Operations

Year Ended September 30,	Loss from Discontinued Operations	Change from Prior Year	Percent Change from Prior Year

2009	$(8,269,443)	$(8,213,482)	14677.2%
2008	$(55,961)

During the second quarter of fiscal 2009, we discontinued our classifieds business, as described above.  All prior periods have been restated to reflect the classifieds operating results, net of tax, as discontinued operations.  Included in the loss for fiscal 2009 is the impairment of goodwill and other intangibles as previously described.

Net Loss

Year Ended September 30,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2009	$(22,591,300)	$(21,062,528)	1377.7%
2008	$(1,528,772)

Changes in net loss are primarily attributable to changes in operating income, income tax expense and discontinued operations, each of which is described above.

 Liquidity and Capital Resources

Net cash generated by operating activities decreased approximately $4,295,000, or 322%, to ($2,963,000) for the year ended September 30, 2009, compared to $1,331,000 for the year ended September 30, 2008.  The increase of cash used in operations is primarily due to a decrease in gross profit of $12,033,000 reflecting declines in our legacy businesses, partially offset by $3,098,000 of increased collections of accounts receivable, $2,777,000 of reduced sales and marketing expenses, $1,700,000 of reduced customer acquisition costs, and $163,000 of changes in other operating expenses and working capital balances.

Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings.  In the nine months ended September 30, 2009, we have been transitioning away from directory services toward our Direct Sales Services, whose billings experience shorter collection times.  Accordingly we have been able to reduce our collection times and our outstanding accounts receivable balances.  As of September 30, 2009, no single customer  accounted for greater than 10% of accounts receivable.

With respect to our Direct Sales Services, we generally receive upfront payments averaging approximately one-sixth of the gross contract amount.  Subsequent payments are received on an installment basis after the application of the initial payment amounts and are billed ratably over the remaining life of the contract. Most customers purchasing these services elect to use their credit cards to effect payments, and therefore our collections are usually made within a few days of the installment due date.

With respect to our discontinued operations, our historical cash flows have approximated our income (loss) from discontinued operations as set forth on our consolidated statements of operations, except with respect to impairment charges that were recorded during the second quarter of fiscal 2009.

Our most significant cash outflows include payments for marketing expenses and general operating expenses.  General operating cash outflows consist of payroll costs, income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash provided by investing activities during fiscal 2009 totaled approximately $6,494,000 as compared to cash outflows of $1,817,000 during fiscal 2008. The primary sources of the cash provided by our investing activities in fiscal 2009 were the sale of our Internet domain name www.yp.com, the sale of a portion of our customer list related to our directory services business, and an amendment to an existing directory services contract, which provided aggregate cash inflows of $7,430,000.  Additionally, in fiscal 2009, we had expenditures for purchases of equipment and intangible assets totaling approximately $836,000.  During the year ended September 30, 2009, we also invested $100,000 in certificates of deposit.  During the year ended September 30, 2008, we had $1,227,000 of cash outflows for intangible assets related to our website and internally developed software and $589,000 of purchases of equipment.

Net cash used for financing activities was approximately $603,000 during fiscal 2009 and was attributable to $533,000 of treasury stock repurchases and $70,000 of principal repayments on capital lease obligations.  Net cash used for financing activities was $549,000 during fiscal 2008 and included $526,000 of treasury stock repurchases and $23,000 of principal repayments on capital lease obligations.

We had working capital of $9,251,000 as of September 30, 2009 compared to $11,260,000 as of September 30, 2008.  Our cash position increased to $7,568,000 at September 30, 2009 compared to $4,640,000 at September 30, 2008, as we had a significant decline in cash flows from operations, partially offset by cash provided by investing activities as we monetized several of our assets associated with our legacy business, including our primary URL and a portion of our customer list.

On May 25, 2007, the Company’s Board of Directors terminated the previously enacted 2005 stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions.  We purchased a total of 148,820 shares at an aggregate cost of $525,844 under the 2007 plan through September 30, 2008. The repurchase plan was increased by another $500,000 on October 23, 2008, and we acquired an aggregate of 346,110 shares of common stock for an aggregate repurchase price of $532,521 during fiscal 2009.

We believe that our existing cash on hand and additional cash generated from operations will provide us with sufficient liquidity to meet our operating needs for the next 12 months.

The following table summarizes our contractual obligations at September 30, 2009 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
Operating lease commitments	$1,315,693	$497,117	$424,525	$315,331	$78,720	$-	$-
Capital lease commitments	198,644	76,876	76,876	44,892	-	-	-
Noncanceleable service contracts	1,029,362	647,251	361,111	21,000	-	-	-
	$2,543,699	$1,221,244	$862,512	$381,223	$78,720	$-	$-

At September 30, 2009, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2009, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2009 or 2008) or commodity price risk.

ITEM 8. Financial Statements and Supplementary Data

LIVEDEAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

LiveDeal, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of LiveDeal, Inc. and Subsidiaries as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LiveDeal, Inc. and Subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the consolidated balance sheet as of September 30, 2008 has been restated.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
December 23, 2009

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
		(as restated,
		see Note 3)
Assets
Cash and cash equivalents	$7,568,030	$4,639,787
Certificates of deposit	100,000	-
Accounts receivable, net	1,478,183	6,326,272
Prepaid expenses and other current assets	326,442	792,309
Customer acquisition costs, net	-	642,220
Income taxes receivable	1,490,835	487,532
Deferred tax asset, net of valuation allowance	-	949,121
Total current assets	10,963,490	13,837,241
Accounts receivable, long term portion, net	1,039,403	2,011,143
Property and equipment, net	615,906	959,854
Deposits and other assets	81,212	83,547
Intangible assets, net	2,336,714	6,736,078
Goodwill	-	11,706,406
Deferred tax asset, long term, net of valuation allowance	-	3,863,502
Total assets	$15,036,725	$39,197,771

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$549,681	$1,078,712
Accrued liabilities	1,092,811	1,437,149
Current portion of capital lease obligation	69,612	61,149
Total current liabilities	1,712,104	2,577,010
Long term portion of capital lease obligation	117,073	170,838
Total liabilities	1,829,177	2,747,848

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized,
127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,133,433 issued and
6,104,327 outstanding at September 30, 2009 and 6,513,687 issued and
outstanding at September 30, 2008	6,133	6,514
Treasury stock (29,106 and 0 shares carried at cost) at September 30, 2009 and	(45,041)	-
2008, respectively
Paid in capital	20,280,377	20,884,112
Retained earnings (accumulated deficit)	(7,044,787)	15,548,431
Total stockholders' equity	13,207,548	36,449,923

Total liabilities and stockholders' equity	$15,036,725	$39,197,771

See accompanying notes to consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2009	2008

Net revenues	$13,438,655	$23,420,658
Cost of services	6,391,778	4,341,254
Gross profit	7,046,877	19,079,404

Operating expenses:
General and administrative expenses	15,179,981	15,595,171
Impairment of goodwill	4,350,041	-
Impairment of intangible assets	3,516,068	-
Sales and marketing expenses	2,457,063	5,234,149
Total operating expenses	25,503,153	20,829,320
Operating loss	(18,456,276)	(1,749,916)
Other income (expense):
Interest income, net	37,686	134,694
Other income (expense)	7,490,248	(12,304)
Total other income (expense)	7,527,934	122,390

Loss before income taxes	(10,928,342)	(1,627,526)
Income tax provision (benefit)	3,393,515	(154,715)
Loss from continuing operations	(14,321,857)	(1,472,811)

Discontinued operations
Loss from discontinued component, including disposal costs	(8,329,470)	(89,337)
Income tax benefit	(60,027)	(33,376)
Loss from discontinued operations	(8,269,443)	(55,961)

Net loss	$(22,591,300)	$(1,528,772)

Earnings per share - Basic:
Loss from continuing operations	$(2.38)	$(0.24)
Discontinued operations	(1.38)	(0.01)
Net loss	$(3.76)	$(0.25)
Earnings per share - Diluted:
Loss from continuing operations	$(2.38)	$(0.24)
Discontinued operations	(1.38)	(0.01)
Net loss	$(3.76)	$(0.25)

Weighted average common shares outstanding:
Basic	6,005,664	6,231,610
Diluted	6,005,664	6,231,610

See accompanying notes to consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Treasury	Paid-In	Retained
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Total

Balance, September 30, 2007	6,693,676	$6,694	127,840	$10,866	$(2,714,698)	$23,325,888	$17,079,121	$37,707,871

Series E preferred stock dividends	-	-	-	-	-	-	(1,918)	(1,918)
Common stock issued in restricted stock plan	53,000	53	-	-	-	(53)	-	-
Stock based compensation - stock options	-	-	-	-	-	10,155	-	10,155
Restricted stock cancellations	(84,169)	(84)	-	-	-	84	-	-
Amortization of deferred stock compensation	-	-	-	-	-	788,431	-	788,431
Treasury stock purchases	(148,820)	(149)	-	-	(525,844)	149	-	(525,844)
Treasury stock retired	-	-	-	-	3,240,542	(3,240,542)	-	-
Net income (loss)	-	-	-	-	-	-	(1,528,772)	(1,528,772)

Balance, September 30, 2008	6,513,687	6,514	127,840	10,866	-	20,884,112	15,548,431	36,449,923

Series E preferred stock dividends	-	-	-	-	-	-	(1,918)	(1,918)
Common stock issued in restricted stock plan	20,000	20	-	-	-	(20)	-	-
Stock based compensation - stock options	-	-	-	-	-	82,036	-	82,036
Restricted stock cancellations	(83,250)	(84)	-	-	-	84	-	-
Amortization of deferred stock compensation	-	-	-	-	-	(198,672)	-	(198,672)
Treasury stock purchases	-	-	-	-	(532,521)	-	-	(532,521)
Treasury stock retired	(317,004)	(317)	-	-	487,480	(487,163)	-	-
Net income (loss)	-	-	-	-	-	-	(22,591,300)	(22,591,300)

Balance, September 30, 2009	6,133,433	$6,133	127,840	$10,866	$(45,041)	$20,280,377	$(7,044,787)	$13,207,548

See accompanying notes to consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,591,300)	$(1,528,772)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,297,626	3,191,237
Non-cash stock compensation expense	82,036	10,155
Amortization of stock-based compensation	(198,672)	788,431
Deferred income taxes	4,812,623	285,166
Provision for uncollectible accounts	2,703,067	505,812
Noncash impairment of goodwill and other intangibles	16,111,494	-
Gain on sale of customer list	(3,040,952)	-
Gain on sale of internet domain name	(3,805,778)	-
Gain on amendment of directory services contract	(642,268)	-
(Gain) loss on disposal of equipment	36,693	15,352
Changes in assets and liabilities:
Accounts receivable	3,116,762	17,949
Customer acquisition costs	-	(1,700,000)
Prepaid and other current assets	10,352	(281,700)
Deposits and other assets	2,335	19,510
Accounts payable	(529,031)	(59,553)
Accrued liabilities	(324,867)	238,901
Income taxes receivable	(1,003,303)	(171,103)

Net cash provided by (used in) operating activities	(2,963,183)	1,331,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of internet domain name	3,850,000	-
Proceeds from sale of customer list	2,937,501	-
Proceeds from amendment of directory services contract	642,268	-
Expenditures for intangible assets	(734,878)	(1,227,334)
Investment in certificates of deposits	(100,000)	-
Purchases of equipment	(100,821)	(589,338)

Net cash provided by (used in) investing activities	6,494,070	(1,816,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations	(70,123)	(23,615)
Purchase of treasury stock	(532,521)	(525,844)

Net cash used in financing activities	(602,644)	(549,459)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,928,243	(1,034,746)

CASH AND CASH EQUIVALENTS, beginning of year	4,639,787	5,674,533

CASH AND CASH EQUIVALENTS, end of year	$7,568,030	$4,639,787

Supplemental cash flow disclosures:
Cash paid for interest	$-	$3,586
Cash paid for income taxes	$1,860	$1,860
Noncash financing and investing activities:
Acquistion of equipment under capital leases	$24,821	$255,602

Accrued and unpaid dividends	$1,918	$1,918

See accompanying notes to consolidated financial statements.

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of LiveDeal, Inc. (formerly YP Corp.), a Nevada corporation, and its wholly owned subsidiaries (collectively the “Company”).  The Company delivers local customer acquisition services for small and medium-sized businesses combined with an Internet Yellow Pages directory to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet through its online property, www.livedeal.com.

In and around February 2009, the Company re-evaluated its business and adopted a new business strategy that moved away from the integration of the Yellow Pages and classifieds businesses to one which addressed each of its business segments as separate entities.  This re-evaluation was necessitated by the growth of the Company’s Direct Sales – Customer Acquisition Services business line that provides Internet-based customer acquisition strategies for small business, as well as declining revenues from the Company’s traditional business lines (i.e. directory services and classifieds).  Additionally, current economic and regulatory forces, both general and specific to the Company’s industry, impacted management’s considerations of the Company’s existing business model and strategy.  Some of these factors included the following:

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

6. The sale of certain of the Company’s traditional business assets, including certain of its customer lists; and

7.	Continuing losses in the Company’s classifieds business

As a result, the Company’s management made significant changes to its business strategy during the second quarter of fiscal 2009.  Management has decided to move the Company’s strategic focus away from its directory services and classified businesses and focus its efforts on being the small businesses “internet partner” who helps small businesses use the internet and technology to bring them customers and grow their business.   Additionally, the Company discontinued the operations of its Philippines-based call center, which has historically provided telemarketing services to support its directory services business, specifically those directory services which were sold during the quarter ended March 31, 2009.   These strategic changes impacted the Company’s consolidated financial statements in the following manner:

1.	Impairment charges of $16,111,494 were recorded related to the write-down of the Company’s goodwill and other intangible assets as discussed in Note 5;

2.
The Company commenced a plan to discontinue its classifieds business and initiated shutdown activities, as discussed in Note 6, and has reflected the operating results of this line of business as discontinued operations in the accompanying consolidated statements of operations;

3.	The Company sold a portion of its customer list associated with its directory services business and recorded a gain of $3,040,952, as discussed in Note 15; and

4.	The Company established a valuation allowance of $10,586,854 related to its deferred tax assets, as described in Note 11.

The Company’s new strategic focus is on delivering a suite of Internet-based, local search driven, customer acquisition services for small businesses, sold via telemarketing and supported by its websites and internally developed software.

The following sets forth historical transactions with respect to the Company’s organizational development:

•
Telco Billing, Inc. was formed in April 1998 to provide advertising and directory listings for businesses on its Internet website in a “Yellow Pages” format.  Telco provides those services to its subscribers for a monthly fee.  These services are provided primarily to businesses throughout the United States.  Telco became a wholly owned subsidiary of YP Corp. after the June 1999 acquisition.

•
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

•
On June 6, 2007, the Company completed its acquisition of LiveDeal, Inc. (“LiveDeal”), a California corporation.  LiveDeal operated an online local classifieds marketplace, www.livedeal.com, which listed millions of goods and services for sale across the United States.  The technology acquired in the acquisition offered such classifieds functionality as fraud protection, identity protection, e-commerce, listing enhancements, photos, community-building, package pricing, premium stores, featured Yellow Page business listings and advanced local search capabilities.  This business has since been discontinued – see Note 6.

•
On July 10, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of OnCall Subscriber Management Inc., a Manila, Philippines-based company that provided telemarketing services.  The acquisition took place through the Company’s wholly-owned subsidiary, 247 Marketing LLC, a Nevada limited liability company.

•
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

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, LiveDeal, 247 Marketing, Telco and Telco of Canada, Inc, the Company’s wholly owned subsidiaries, for the years ended September 30, 2009 and 2008 (as restated) (see Note 3).  All intercompany transactions and balances have been eliminated in consolidation.

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

Property and Equipment:  Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. Depreciation expense was $432,897 and $293,297 for the years ended September 30, 2009 and 2008, respectively.

Revenue Recognition:

Direct Sales – Customer Acquisition Services.

Our direct sales contracts typically involve upfront billing for an initial payment followed by monthly billings over the contractual period.  We recognize revenue on a straight line basis over the contractual period.  Billings in excess of recognized revenue are included as deferred revenue in the accompanying consolidated balance sheets.

Previously, we recognized the value of the noncancelable portion of the Direct Sales’ customer contract as a receivable and billed the customer for the amount of the contract over the period of the contract. The Company only recognized a portion of the contract value as revenue each month, approximately pro-rating the contract to a monthly amount, with the remainder of the noncancelable portion of the contract maintained as a deferred revenue liability.  In the quarter ended June 30, 2009, the Company corrected its balance sheet presentation related to its direct sales contracts to include in accounts receivable only those amounts that are outstanding receivables after having been billed in accordance with the terms of the contract  (See Note 3).

Directory Services

Revenue is billed and recognized monthly for services subscribed in that specific month.  The Company has historically utilized outside billing companies to perform billing services through two primary channels:

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

During the second quarter of fiscal 2009, the Company sold its customer list pertaining to its direct customers billed through LECs.  The Company continues to service some wholesale accounts through LEC billing channels.

Revenue for billings to certain customers that are billed directly by the Company and not through the outside billing companies is recognized based on estimated future collections. The Company continuously reviews this estimate for reasonableness based on its collection experience.

Deferred Revenues

In some instances, the Company receives payments in advance of rendering services, whereupon such revenues are deferred until the related services are rendered.  Deferred revenue was $148,916 and $362,848 at September 30, 2009 and 2008, respectively.

Allowance for Doubtful Accounts:  The Company maintains an allowance for doubtful accounts, which includes allowances for customer refunds, dilution and fees from LEC billing aggregators and other uncollectible accounts.  The Company has increased its allowances for doubtful accounts to 52.8% of gross accounts receivable at September 30, 2009 as compared to 20.9% of gross accounts receivable at September 30, 2008.  This increase is attributable to many factors, including regulatory activity which has increased the amount of refunds, increasing fees from LEC service providers and the Company’s change in business strategy, as ongoing revenue submissions and settlements with respect to the Company’s LEC customers have ceased and bad debts, allowances and fees are deducted from existing holdback amounts.

Income Taxes: Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which if it is more likely than not that the related benefit will not be realized.  The Company classifies tax-related penalties and interest as a component of income tax expense for financial statement presentation.

Net Income (Loss) Per Share: Net income (loss) per share is calculated in accordance with FASB Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”. Under ASC 260 basic net income per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested restricted stock subject to cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants, restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

Foreign Currency Translation:  The Company has determined that the United States Dollar is the functional currency for its foreign operations.  Accordingly, gains and losses resulting from the translation of foreign currency amounts to functional currency are included in the consolidated statements of operations in the period in which they occur.  In fiscal 2009, the Company ceased activities with respect to its foreign operations which has eliminated any significant foreign currency exposure.

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

Significant estimates made in connection with the accompanying consolidated financial statements include the estimate of dilution and fees associated with LEC billings, the estimated reserve for doubtful accounts receivable, estimated customer retention period used for the amortization of customer acquisition costs, estimated forfeiture rates for stock-based compensation, fair values in connection with the analysis of goodwill and long-lived assets for impairment, valuation allowances against net deferred tax assets and estimated useful lives for intangible assets and property and equipment.  Due to the effects of the Company’s change in business strategy, it made significant changes in estimates as it pertains to allowances for accounts receivable, valuation allowances against net deferred tax assets, intangible assets and goodwill as described elsewhere in these notes.

Stock-Based Compensation:  The Company from time to time grants restricted stock awards and options to employees and executives.  Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

The Company accounts for stock awards issued to non-employees in accordance with the provisions of FASB ASC 718, “Compensation – Stock Compensation” and FASB ASC 505, “Equity”, and accordingly, stock awards to non-employees are accounted for at fair value at their respective measurement date.

Internally Developed Software and Website Development Costs:  The Company incurs internal and external costs to develop software and websites to support its core business functions.  The Company capitalizes internally generated software and website development costs in accordance with the provisions of the FASB ASC 350, “Intangibles – Goodwill and Other”.

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of FASB ASC 360 “Property, Plant and Equipment”. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.   The Company most recently completed an impairment evaluation in the second quarter of fiscal 2009.  Assets were determined to be impaired during the year ended September 30, 2009 (See Note 5).

Goodwill:  We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of FASB ASC 350 “Goodwill and Other Intangible Assets” which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing the goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. As a result of this analysis, first described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 and described elsewhere in this Form 10-K, it was determined that the entire goodwill balance attributable to the acquisitions of OnCall Subscriber Management and LiveDeal, Inc. was impaired.

Legal Costs:  The Company expenses legal costs associated with loss contingencies as they are incurred.

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

Recently Issued Accounting Pronouncements:

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the consolidated financial statements.

In December 2007, the FASB amended ASC 805, Business Combinations and FASB ASC 810 “Consolidations”. FASB ASC 805 and FASB ASC 810 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting. FASB ASC 805 will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and noncontrolling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  FASB ASC 810 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  The changes to FASB ASC 805 and 810 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). FASB ASC 805 will be applied prospectively. FASB ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FASB ASC 810 shall be applied prospectively. Early adoption is prohibited for both these amendments.  The Company is currently evaluating the effects of these amendments on its financial position and results of operations.

In March 2008, the FASB amended ASC 815, “ Derivatives and Hedging”.  FASB ASC 815 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of FASB ASC 815 are effective for interim and annual periods beginning after November 15, 2008. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In April 2008, the FASB amended ASC 350 “Intangibles – Goodwill and Other” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. The intent of the amendment is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805. Amendments to ASC 350 are effective for fiscal years beginning after December 15, 2008 and was effective for the Company on October 1, 2009. The adoption of this amendment did not impact the Company’s financial position or results of operations.

In June 2008, the FASB amended ASC 815 to address the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, some instruments that are potentially subject to the guidance in ASC 815 but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9, it is still necessary to evaluate whether it is classified in stockholders’ equity.  ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has not yet evaluated the impact of amendments to ASC 815 will have on its consolidated financial statements.

In May 2009 the FASB amended ASC 855 which establishes new terminology and disclosure requirements pertaining to subsequent events and was effective for interim or annual periods ending after June 15, 2009.  The Company adopted this amendment in the three months ended June 30, 2009 and has complied with the new disclosure requirements.

3.	RESTATEMENT

The Company’s direct sales contracts typically involve upfront billing for an initial payment followed by monthly billings over the contractual period.  The Company recognizes revenue on a straight line basis over the contractual period.  Billings in excess of recognized revenue are included as deferred revenue in the accompanying consolidated balance sheets.

Previously, the Company recognized the value of the noncancelable portion of the Direct Sales’ customer contract as a receivable and billed the customer for the amount of the contract over the period of the contract. The Company only recognized a portion of the contract value as revenue each month, approximately pro-rating the contract to a monthly amount, with the remainder of the noncancelable portion of the contract maintained as a deferred revenue liability.  In the quarter ended June 30, 2009, the Company corrected its balance sheet presentation related to its direct sales contracts to include in accounts receivable only those amounts that are outstanding receivables after having been billed in accordance with the terms of the contract.  There was no material impact to the Company’s financial condition, operating cash flows or results of operations as a result of this correction.  Prior periods have been restated to conform to the current period presentation.

The following table sets forth the impact of this correction on our balance sheet as of September 30, 2008:

	September 30, 2008
	As Originally Reported	As Restated	Net Change
Accounts receivable, net (current)	$6,880,492	$6,326,272	$(554,220)
Accrued liabilities	$1,991,369	$1,437,149	$(554,220)

4.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	September 30,	September 30,
	2009	2008
		(as restated,
		see Note 3)
Receivables, current, net:
Accounts receivable, current	$3,776,966	$8,369,095
Less: Allowance for doubtful accounts	(2,298,783)	(2,042,823)
	$1,478,183	$6,326,272
Receivables, long term, net:
Accounts receivable, long term	$1,581,946	$2,171,865
Less: Allowance for doubtful accounts	(542,543)	(160,722)
	$1,039,403	$2,011,143
Total receivables, net:
Gross receivables	$5,358,912	$10,540,960
Allowance for doubtful accounts	(2,841,326)	(2,203,545)
	$2,517,586	$8,337,415

   Components of allowance for doubtful accounts are as follows:

	September 30,	September 30,
	2009	2008
Allowance for dilution and fees on amounts due from billing aggregators	$2,690,895	$1,775,276
Allowance for customer refunds	150,431	428,269
	$2,841,326	$2,203,545

	September 30,	September 30,
	2009	2008
Property and equipment, net:
Leasehold improvements	$235,056	$233,970
Furnishings and fixtures	336,067	311,319
Office, computer equipment and other	692,317	961,931
	1,263,440	1,507,220
Less: Accumulated depreciation	(647,534)	(547,366)
	$615,906	$959,854

	September 30,	September 30,
	2009	2008
Intangible assets, net:
Domain name and marketing related intangibles	$6,699,600	$7,208,600
Non-compete agreements	3,465,000	3,465,000
Website and technology related intangibles	4,678,970	4,147,459
	14,843,570	14,821,059
Less: Accumulated amortization	(12,506,856)	(8,084,981)
	$2,336,714	$6,736,078

	September 30,	September 30,
	2009	2008
		(as restated,
		see Note 3)
Accrued liabilities:
Deferred revenue	$148,916	$362,848
Accrued payroll and bonuses	289,944	306,984
Accruals under revenue sharing agreements	314,754	326,306
Accrued expenses - other	339,197	441,011
	$1,092,811	$1,437,149

	September 30,	September 30,
	2009	2008
Customer acquisition costs, net:
Customer acquisition costs	$1,700,000	$1,700,000
Less: Accumulated amortization	(1,700,000)	(1,057,780)
	$-	$642,220

5.	INTANGIBLE ASSETS

The Company’s intangible assets consist of licenses for the use of Internet domain names or Universal Resource Locators, or URLs, capitalized website development costs, other information technology licenses and marketing and technology related intangibles acquired through the acquisition of LiveDeal, Inc.  All such assets are capitalized at their original cost and amortized over their estimated useful lives ranging from 3 to 20 years.

In January 2009, in connection with the strategic changes described in Note 3, the Company’s management, at the direction of the Company’s Audit Committee, commenced an interim reporting period review of the Company’s goodwill and intangible assets for impairment.  As described in Note 2, the Company evaluates goodwill and other long-lived assets for impairment on an annual basis or whenever facts and circumstances indicate that impairment may exist.  Current economic and regulatory forces, both general and specific to the Company’s industry, caused management to consider the Company’s existing business model and strategy (See Note 1).

In light of the changes in the Company’s business strategy and model as described in Note 3, the Company determined that a triggering event had occurred and initiated an impairment analysis.

In conducting this analysis, the Company used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the respective assets.  For the assets identified as being impaired, the cash flows associated with the underlying assets did not support a value greater than zero given the shutdown of the classifieds business and the Philippines call-center operation, the impacts of the sale of a portion of the Company’s customer list and www.yp.com domain name, and other operational changes as a result of the Company’s change in business strategy.

Based upon the analysis, management determined that the following items were impaired:

1.
The goodwill acquired by the Company in its acquisition of LiveDeal, Inc., the business focus of which was online classified advertising which was originally intended to be merged with the Company’s existing directory services business;

2.
The goodwill acquired by the Company in its acquisition of a Philippines call-center, OnCall Subscriber Management, the business focus of which was providing telemarketing services to acquire customers for its directory services business;

3.
Assets related to the Company’s call-center operations and non-compete agreements that were effectively made obsolete due to the sale of a portion of the Company’s customer list associated with its directory services business, as described in Note 15; and

4.	Intangible assets related to the Company’s directory services business, including URLs, internally developed software, and other miscellaneous intangible assets.

The following is a summary of these impaired assets and their net book values, which were fully written off in the second quarter of fiscal 2009:

	Continuing Operations	Discontinued Operations	Total Impairment
Goodwill	$4,350,041	$7,356,365	$11,706,406
Domain name and marketing related intangibles	1,879,054		1,879,054
Assets related to customer list	1,259,680	-	1,259,680
Website and technology related intangibles	377,334	889,020	1,266,354
	$7,866,109	$8,245,385	$16,111,494

Included in the assets that became obsolete through the sale of a portion of the Company’s customer list were $722,103 related to non-compete agreements and $537,577 of assets associated with the Philippines call-center.

The following summarizes the estimated future amortization expense related to intangible assets:

Years ended September 30,
2010	$581,996
2011	432,895
2012	210,557
2013	77,422
2014	77,422
Thereafter	956,422
Total	$2,336,714

Total amortization expense related to intangible assets was $1,222,509 and $1,840,161 for the years ended September 30, 2009 and 2008, respectively.

6.	DISCONTINUED OPERATIONS

As part of the Company’s strategy to evaluate each of its business segments as separate entities, management noted that the classifieds business has incurred significant operating losses and determined that it did not fit with the Company’s change in strategic direction.  Accordingly, in and around February 2009, the Company made the strategic decision to discontinue its classifieds business and product offerings. The Company initiated shutdown activities in March 2009 and concluded such activities in June 2009, including the shutdown of the website previously used for classified activities.  Accordingly, the Company does not expect any future revenues from this business segment.

The Company determined that the classified business met the definition of a component as it has separately identifiable operations and cash flows through at least revenues and cost of sales. Costs and expenses related to general and administrative expenses have not been allocated since these expenses cannot be separated due to the prior efforts to integrate this business with the other business lines of the Company.  Accordingly, the results of the classifieds business are reflected as discontinued operations in the accompanying statements of operations to the extent that these operations are separately identifiable.   Prior year financial statements have been restated to present the classifieds operations as a discontinued operation.

In conjunction with the discontinued operations, the Company recorded charges of $27,328 during the year ended September, 30, 2009 for certain exit costs relating to the shutdown of these operations which is reflected as part of income (loss) from discontinued operations in the accompanying consolidated statement of operations for the year ended September 30, 2009.

The classifieds business accounted for $227,575 and $1,862,503 of net revenues for years ended September 30, 2009 and 2008, respectively, which are now included as part of loss from discontinued operations in the accompanying consolidated statements of operations.

7.	CAPITAL LEASES

At September 30, 2009, the Company was a party to two capital leases for communications equipment acquired during the year ended September 30, 2008 with a cost basis of $255,603.  These leases have terms ranging from 45 to 48 months and imputed interest rates ranging from 3.6% to 13.2%.  All capital leases are secured by the underlying equipment.  Equipment acquired under these capital leases is being depreciated over their estimated lives of four years.

Future minimum lease payments due under the capital lease agreements are as follows for the years ended September 30:

2010	$76,876
2011	76,876
2012	44,892
2013	-
2014	-
Thereafter	-
Total minimum lease payments	198,644
Less imputed interest	(11,959)
Present value of minimum lease payments	186,685
Less: current maturities of capital lease obligations	69,612
Noncurrent maturities of capital lease obligations	$117,073

8.	STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

The Company historically has granted shares of its common stock to officers, directors and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the date at which the counterparties’ performance is complete.  No such share issuances were made during the years ended September 30, 2009 or 2008.

Series E Convertible Preferred Stock

During the year ended September 30, 2002, pursuant to an existing tender offer, holders of 13,184 shares of the Company’s common stock exchanged said shares for 131,840 shares of Series E Convertible Preferred Stock, at the then $0.85 market value of the common stock.  The shares carry a $0.30 per share liquidation preference and accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Each Series E Share is convertible into one-tenth (1/10th) of a share of Common Stock. Holders of Series E Shares requesting to convert such shares will be required to (i) tender their Series E Shares in lots of at least 10 shares at a time and (ii) pay $.45 per Series E Share (i.e., a minimum of $4.50 per lot tendered) that they desire to convert into shares of Common Stock.

Treasury Stock

The Company’s treasury stock consists of shares repurchased on the open market or shares received through various agreements with third parties.  The value of such shares is determined based on cash paid or quoted market prices.

On May 25, 2007, the Company’s Board of Directors terminated its pre-existing stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions.  The repurchase plan was increased by another $500,000 on October 23, 2008.  During the years ended September 30, 2009 and 2008, the Company acquired an aggregate of 346,110 and 148,820 shares of common stock for an aggregate repurchase price of $532,521 and $525,844, respectively.

Dividends

During each of the years ended September 30, 2009 and 2008, the Company accrued dividends of $1,918 and $1,918, respectively, to holders of Series E preferred stock.  No dividends were paid in 2009.

9.	NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year.  Preferred stock dividends are subtracted from net loss to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted loss per share:

	Year Ended September 30, 2009	Year Ended September 30, 2008

Net loss from continuing operations	$(14,321,857)	$(1,472,811)
Less: preferred stock dividends	(1,918)	(1,918)
Loss from continuing operations
applicable to common stock	(14,323,775)	(1,474,729)
Loss from discontinued operations	(8,269,443)	(55,961)
Net loss applicable to common stock	$(22,593,218)	$(1,530,690)

Basic weighted average common shares outstanding:	6,005,664	6,231,610
Add incremental shares for:
Unvested restricted stock	-	-
Series E convertible preferred stock	-	-
Outstanding warrants	-	-
Diluted weighted average common shares outstanding:	6,005,664	6,231,610

Earnings per share - Basic:
Loss from continuing operations	$(2.38)	$(0.24)
Discontinued operations	(1.38)	(0.01)
Net loss	$(3.76)	$(0.25)

Earnings per share - Diluted:
Loss from continuing operations	$(2.38)	$(0.24)
Discontinued operations	(1.38)	(0.01)
Net loss	$(3.76)	$(0.25)

The following potentially dilutive securities were excluded from the calculation of net loss per share because the effects are antidilutive:

	September 30,
	2009	2008

Options to purchase shares of common stock	403,032	5,000
Series E convertible preferred stock	127,840	127,840
Shares of non-vested restricted stock	152,169	322,614
	683,041	455,454

10.	COMMITMENTS AND CONTINGENCIES

Operating Leases and Service Contracts

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2013.  Rent expense under these leases was $733,626 and $819,752 for the years ended September 30, 2009 and 2008, respectively.  The Company has also entered into several non-cancelable service contracts.

As of September 30, 2009, future minimum annual lease payments under operating lease agreements and non-cancelable service contracts for fiscal years ended September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
Operating lease commitments	$1,315,693	$497,117	$424,525	$315,331	$78,720	$-	$-
Noncanceleable service contracts	1,029,362	647,251	361,111	21,000	-	-	-
	$2,345,055	$1,144,368	$785,636	$336,331	$78,720	$-	$-

The Company is also a party to certain capital leases – see Note 7.

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

On May 22, 2008, the Company’s Board of Directors appointed Mr. Rajesh Navar as its chairman, and Mr. Navar resigned his position as President of the Company.  Mr. Navar resigned as Chairman effective October 15, 2009 in connection with the  transition of his primary residence to India. See Note 17.

On June 1, 2008, Michael Edelhart was appointed as Chief Executive Officer and to serve as a director of the Company.  In exchange for his role as Chief Executive Officer, Mr. Edelhart received compensation of $250,000 annually and was eligible to receive a bonus of up to $60,000 per year if the Company achieves certain performance objectives established by the Company's Board of Directors and/or its Compensation Committee.  During the year ended September 30, 2008, Mr. Edelhart received an option to purchase 5,000 shares of the Company’s common stock that was fully vested at September 30, 2008.  Subsequent to September 30, 2008, Mr. Edelhart also received an option to purchase 150,000 shares of the Company's common stock under the Company's 2003 Stock Plan.

On May 19, 2009, Richard F. Sommer was appointed as the Company’s new President and Chief Executive Officer, effective immediately, to replace Michael Edelhart, the outgoing CEO, whose employment terminated the same day.   The Company entered into a separation agreement dated July 8, 2009 that provided for a one-time payment of $62,500 to Mr. Edelhart together with a payment for accrued vacation and certain other expenses.  The Company recognized expenses totaling $93,195 associated with Mr. Edelhart’s departure during the year ended September 30, 2009.  As of September 30, 2009, all amounts pertaining to this separation have been paid.

In connection with the appointment of Mr. Sommer, he and the Company entered into an Employment Agreement effective May 19, 2009 (the “Employment Agreement”).  The Employment Agreement provides for a three-year employment term.  Pursuant to the Employment Agreement, Mr. Sommer will be paid an annual salary of $300,000 and will be eligible to receive a bonus of up to $100,000 per year if the Company achieves certain performance targets established by the Company’s Board of Directors and/or its Compensation Committee.  Mr. Sommer is also entitled to a success fee payable in cash equal to 2% of the excess above $9,000,000 of any cash distributed to or received by the Company’s stockholders in the form of a dividend, in the event of liquidation or upon a change of control.  If the Company terminates Mr. Sommer’s employment prior to the end of his term of employment without cause (as defined in the Employment Agreement) and certain other conditions are met (including that Mr. Sommer provide a valid release of claims in favor of the Company), Mr. Sommer will be entitled to receive severance payments equal to his then current monthly salary for three months.  The Employment Agreement also provides that the Company will reimburse Mr. Sommer for reasonable business expenses and allows him to participate in its regular benefit programs.

On November 23, 2009, the Company and Mr. Sommer entered into an amendment to Mr. Sommer’s Employment Agreement.  The amendment, which was effective as of October 29, 2009, provides that Mr. Sommer is entitled to an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.95 per share, which was equal to the closing price of the Company’s common stock on the date of grant.  The option was granted pursuant to the Company’s 2003 Stock Plan and will vest according to the following schedule:  25% on October 29, 2010 (the first anniversary of the date of grant) and 1/36 of the remainder each month beginning on November 29, 2010.  Previously, the Employment Agreement provided that Mr. Sommer was entitled to a success fee payable in cash equal to 2% of the excess above $9,000,000 of any cash distributed to or received by the Company’s stockholders in the form of a dividend, in the event of liquidation or upon a change of control.

On November 25, 2009, Rajeev Seshadri entered into a Separation Agreement and Full Release of Claims with the Company in connection with his departure as Chief Financial Officer of the Company, which was agreed upon on November 19, 2009 and will take effect on January 2, 2010 (the “Resignation Date”).

Under the terms of the Separation Agreement and in accordance with his employment agreement, the Company will continue to pay Mr. Seshadri his base salary for three months following the Resignation Date (less applicable taxes and other withholdings).  Mr. Seshadri may also elect to receive such payment (the gross amount of which is $53,750) in a lump sum on the Resignation Date.  The $15,000 bonus to which Mr. Seshadri is entitled under his employment agreement for the Company’s fourth quarter of fiscal 2009 will be paid in a lump sum on the Resignation Date.  The Company will pay Mr. Seshadri’s COBRA payments for three months and reimburse his reasonable attorneys’ fees related to the negotiation of the Separation Agreement.  The Separation Agreement also provides for Mr. Seshadri to serve as a consultant to the Company until January 31, 2010 for at least 16 hours per week at a rate of $230 per hour.  Finally, Mr. Seshadri will continue to be entitled to exercise his vested stock options in accordance with the terms of the applicable stock option agreements for a period of 180 days from the date of his resignation; his unvested options will be forfeited and cancelled.

In exchange for the payments described above, Mr. Seshadri provided a full release of claims arising out of, or relating to, his employment with the Company, his termination from the position of Chief Financial Officer of the Company, and/or his resignation.  The Separation Agreement also contains customary provisions with respect to confidentiality and non-solicitation, as well as mutual covenants on the part of Mr. Seshadri and the Company regarding public statements and non-disparagement.

Also on November 19, 2009, the Company appointed Lawrence W. Tomsic to replace Mr. Seshadri as its Chief Financial Officer, effective on the Resignation Date.  In connection with Mr. Tomsic’s appointment as Chief Financial Officer, he and the Company entered into an Employment Agreement.  The Employment Agreement provides for a one-year employment term that may be extended upon the mutual agreement of the Company and Mr. Tomsic.

Pursuant to the Employment Agreement, Mr. Tomsic will be paid an annual salary of $215,000 and will be eligible to receive a bonus of up to $60,000 per year if the Company achieves certain performance targets established by the Company’s Board of Directors and/or its Compensation Committee.  Mr. Tomsic will be granted an option to purchase 100,000 shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Plan.  Twenty-five percent of the option award will vest on the first anniversary of Mr. Tomsic’s first formal date of employment, and the remainder will vest in equal increments over the subsequent 36 months.  The award would immediately vest upon Mr. Tomsic’s termination as an employee of the Company following a change of control of the Company.  If the Company terminates Mr. Tomsic’s employment prior to the end of his term of employment without cause (as defined in the Employment Agreement), Mr. Tomsic will be entitled to receive a severance payment equal to one month of his then-current salary for each full year of his employment with the Company.  The Employment Agreement also provides that the Company will reimburse Mr. Tomsic for reasonable business expenses and allows him to participate in its regular benefit programs.

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, and results of operations, cash flows or liquidity.

Except as described below, as of September 30, 2009, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business. While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which a ruling occurs. The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operation could change in the future.

The Company has not recorded any accruals pertaining to its legal proceedings as they do not meet the criteria for accrual under FASB ASC 450.

Joe Cunningham v. LiveDeal, Inc. et al.

On July 16, 2008, Joseph Cunningham, who was at the time a member of LiveDeal's Board of Directors, filed a complaint with the U.S. Department of Labor's Occupational Safety and Health Administration ("OSHA") alleging that the Company and certain members of its Board of Directors had engaged in discriminatory employment practices in violation of the Sarbanes-Oxley Act of 2002's statutory protections for corporate whistleblowers when the Board of Directors removed him as Chairman on May 22, 2008. In his complaint, Mr. Cunningham asked OSHA to order his appointment as Chief Executive Officer of the Company or, in the alternative, to order his reinstatement as Chairman of the Board. Mr. Cunningham also sought back pay, special damages and litigation costs. The Company has not received any correspondence from OSHA, and there have been no other developments in the matter, since December 2008.

State of Washington v. LiveDeal, Inc. et al.

On December 16, 2006, the State of Washington Attorney General’s office entered into a Consent Decree with LiveDeal, Inc. (known at the time as YP Corp.) and its subsidiary, Telco Billing, Inc.  Pursuant to the Consent Decree, the Company agreed to provide certain confidential, trade secret information to the Attorney General’s office as part of the settlement of a regulatory dispute between the State of Washington and the Company.

On July 14, 2009, the Attorney General’s office contacted the Company to request certain confidential, trade secret information to which it was entitled under the Consent Decree.  The Company acknowledged its obligation to provide the requested information but asked the Attorney General’s office to verify that it would not provide such information to third parties.  When the Company was informed by opposing legal counsel in a private litigation matter that the Attorney General’s office intended to provide its confidential, trade secret information to such counsel’s client and other third parties immediately upon receipt, the Company began taking certain steps to protect the sensitive information while complying with its obligations under the Consent Decree.

Following unsuccessful settlement discussions in which the Attorney General’s office refused to enter into any agreement not to share the confidential information with third parties (including the Company’s opponents in pending private litigation), the Company sought a protective order in the State of Washington’s King County Superior Court (Case No. 06-2-39213-2 SEA) on September 8, 2009, which was denied on November 16, 2009.  The Company is appealing that decision with in State of Washington’s Court of Appeals (Division I, Case No. 64539-1) and has filed a motion to stay the effect of the November 16, 2009 ruling.  The appeal is pending.

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

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

On November 12, 2008, the Illinois Attorney General filed a complaint in the Circuit Court of the Seventh Judicial Circuit of the State of Illinois (Sangamon County) against the Company requesting money damages and injunctive relief for claims that we employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in part promoted premium Internet Yellow Page listings to Illinois consumers.  LiveDeal has denied the allegations.  Legal proceedings in the manner are ongoing and discovery began in April, 2009.  The Company is currently unable to estimate any possible losses associated with these matters and no amounts have been accrued at September 30, 2009.

LiveDeal, Inc. v. On-Call Superior Management (“OSM”)  and SMeVentures, Inc. (“SMe”)

On April 6, 2009, LiveDeal filed a declaratory judgment to a termination of contract claim and a complaint on May 29, 2009 against OSM and SMe Ventures, Philippines call center managers with whom the Company had entered into contracts in November of 2007 and earlier, to provide inbound and outbound telemarketing services, respectively, alleging breach of contract.  OSM and SMe have counterclaimed, alleging breach of contract.  Legal proceedings in the matter are ongoing.  The Company is currently unable to estimate any possible losses associated with these matters and no amounts have been accrued at September 30, 2009.

Other Contractual Agreements

On November 30, 2008, each of the following agreements was terminated pursuant to notices of termination delivered to the Company by its respective counterparties:

•	Fulfillment and Marketing Agreement dated October 10, 2007, by and between the Company and Sharednet.
•	Fulfillment and Marketing Agreement dated October 16, 2007, by and between the Company and OneSource Web Hosting.
•	Fulfillment and Marketing Agreement dated October 10, 2007, by and between the Company and Blabb1e Networks.

Under the agreements, the Company provided certain fulfillment and directory services to the customers of Sharednet, OneSource Web Hosting and Blabble Networks, respectively (collectively, the "Wholesalers"). In exchange for such services, the Wholesalers remitted all related fees collected (less their 10% commission) to the Company. Such fees accounted for approximately $5.3 million, or 18%, of the Company’s net revenues in fiscal 2008.  The agreements accounted for about 12,000 of the Company’s approximately 65,000 customers as of that date.

11.	PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income taxes for years ended September 30, is summarized as follows:

	2009	2008

Current provision (benefit)	$(1,071,763)	$(470,728)
Deferred (benefit) provision	4,405,251	282,637
Net income tax (benefit) provision	$3,333,488	$(188,091)

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:
	2009		2008
	Amount	Percent	Amount	Percent

Federal statutory rates	$(6,547,656)	381%	$(583,733)	(16)%
State income taxes	(647,294)	38%	(57,707)	(2)%
Write off of deferred tax asset
related to vested restricted stock	48,570	(3)%	517,547	14%
Valuation allowance against net
deferred tax assets	10,586,854
Other	(106,986)	6%	(64,198)	(2)%
Effective rate	$3,333,488	(194)%	$(188,091)	(5)%

At September 30, deferred income tax assets and liabilities were comprised of:

	2009	2008
Deferred income tax asset, current:
Book to tax differences in accounts receivable	$1,118,416	$884,368
Book to tax differences in prepaid assets andaccrued expenses	(34,829)	64,753
Total deferred income tax asset, current	1,083,587	949,121
Less: valuation allowance	(1,083,587)	-
Deferred income tax asset, current, net	-	949,121

Deferred incom tax asset, long-term:
Net operating loss carryforwards	3,481,786	3,481,786
Book to tax differences for stock based compensation	218,565	204,805
Book to tax differences in intangible assets	7,377,360	1,342,999
Book to tax differences in other	326	-
Book to tax differences in depreciation	(1,574,770)	(1,166,088)
Total deferred income tax asset, long-term	9,503,267	3,863,502
Less: valuation allowance	(9,503,267)	-
Deferred income tax asset, net	-	3,863,502

Total deferred income tax asset	$-	$4,812,623

A full valuation allowance has been established against all net deferred tax assets as of September 30, 2009 based on estimates of recoverability.  While the Company has optimistic plans for its new business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model.

As part of its deferred tax assets, the Company has net operating loss carryforwards resulting from its acquisition of LiveDeal, Inc in fiscal 2007.  Such amounts are subject to IRS code section 382 limitations and expire in 2027.

12.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in California, Arizona and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2009.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible accounts receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies.  The Company is dependent upon these billing companies for collection of its accounts receivable.  The billing companies and LECs charge fees for their services, which are netted against the gross accounts receivable balance.  The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts.  These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year.   In the second quarter of fiscal 2009, the Company sold a portion of its customer list and no longer submits billings through LEC service providers.  Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at September 30, 2009 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with LEC service providers.  Three such entities accounted for 23%, 22% and 18% of gross receivables at September 30, 2009.

13.	STOCK-BASED COMPENSATION

Restricted Stock Awards

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

As of September 30, 2009, there were 522,942 shares authorized under the 2003 Plan that were granted and remain outstanding, of which 418,517 have vested and 106,425 are in the form of restricted stock.  These shares of restricted stock were granted to the Company’s service providers, officers and directors.  Of the 106,425 restricted shares, 87,850 shares vest on a cliff basis three years from the date of grant and 16,575 shares vest on a cliff basis 10 years from the date of grant.  Certain market performance criteria may accelerate the vesting of a portion of these awards if the stock price exceeds $50 per share.  As of September 30, 2009, total unrecognized compensation cost related to unvested awards was $261,570.  The weighted average period over which such compensation cost is to be recognized is 1.80 years.  Additionally, the Company has 2,000 shares of unvested restricted stock awards related to the LiveDeal acquisition that were issued outside of the 2003 Plan which vest in June 2010.

The following table sets forth the activity with respect to compensation-related restricted stock grants:

Outstanding (unvested) at September 30, 2007	441,907
Granted	53,000
Forfeited	(84,169)
Vested	(183,313)
Outstanding (unvested) at September 30, 2008	227,425
Granted	20,000
Forfeited	(83,250)
Vested	(57,750)
Outstanding (unvested) at September 30, 2009	106,425

The vesting of substantially all shares of restricted stock accelerates upon a change of control, as defined in the 2003 Plan.  Compensation expense is determined at the date of grant, is equal to the stock price at the date of grant, and is deferred and recognized on a straight-line basis over the vesting period. The weighted-average grant-date fair value of awards issued during the years ended September 30, 2009 and 2008 was $1.56 and $3.30 per share, respectively.  The weighted-average grant-date fair value of the shares outstanding is $7.38 per share.

During the years ended September 30, 2009 and 2008 the Company recognized compensation expense of $(198,672) and $788,431, respectively, under the 2003 Plan and other restricted stock issuances.  The net compensation expense reversal in the year ended September 30, 2009 is attributable to a change in estimated forfeiture rate of awards granted to officers, directors and key personnel from 40% to 70% and true-ups to reflect actual forfeiture rates of awards whose vesting period had passed.

Stock Option Awards:

From time to time, the Company grants stock option awards to officers and employees.  Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Year Ended September 30,
	2009	2008
Volatility	97%	96%
Risk-free interest rate	1.7%-2.8%	2.2%
Expected term	6.0 years	5.0 years
Forfeiture rate	40%	40%
Dividend yield rate	0%	0%

The volatility used was based on historical volatility of the Company’s common stock, which management considers to be the best indicator of expected future volatility.  The riskfree interest rate was determined based on treasury securities with maturities equal to the expected term of the underlying award.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.

Stock option awards are expensed on a straightline basis over the requisite service period.  During the years ended September 30, 2009 and 2008, the Company recognized expense of $82,036 and $10,155, respectively. At September 30, 2009, future stock compensation expense (net of estimated forfeitures) not yet recognized was $291,855 and will be recognized over a weighted average remaining vesting period of 3.0 years.  The following summarizes stock option activity for the year ended September 30, 2009:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
	Number of	Exercise	Fair	Remaining	Intrinsic
	Shares	Price	Value	Contractual Life	Value
Outstanding at September 30, 2008	5,000
Granted at market price	550,000	$1.45	$1.13
Exercised	-	$-
Forfeited	(225,000)	$1.45
Outstanding at September 30, 2009	330,000			9.1	$-
Exercisable	30,000	$1.67		9.0	$-

Upon the exercise of stock options, the Company may issue new shares or, if circumstances permit, issue shares held as treasury stock.

14.	EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) profit sharing plan for its employees and service providers who are eligible to participate in the plan.  The Company made contributions of $112,040 and $109,919 to the plan for the years ended September 30, 2009 and 2008, respectively.

15.	OTHER INCOME (EXPENSE)

On November 5, 2008, the Company entered into an agreement to sell its Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.  Although the Company’s future focus is on the sale of customer acquisition services for small businesses, the Company continues to receive revenues from the sale of Internet Advertising Packages, which targeted users of its www.yp.com property.  The Company has transitioned these customers to advertising on www.yellowpages.livedeal.com

On March 9, 2009, in connection with the Company’s shift in strategic focus away from its classified and directory services business, the Company entered into an agreement to sell a portion of its customer list associated with its directory services business.  This customer list was sold for $3,093,202 of which $2,783,097 was paid by the buyer and received during the second quarter of fiscal 2009, with the remaining amount held back in escrow until December 2009 pending the resolution of potential claims, if any.  Such claims are contractually limited to the amount held in escrow.  Approximately 50% of the escrow amount was received during the fourth quarter of fiscal 2009 with no deductions for offsetting claims. In December, 2009, the Company received the remainder of the escrow amount with no deduction. Net of certain accruals for transaction costs and transaction-related contingencies, the Company recorded a gain of $3,040,952, which is reflected in other income in the accompanying consolidated statement of operations.

The Company analyzed this transaction and determined that it did not meet the definition of a discontinued operation under FASB ASC 360 as the customer list that was sold did not meet the definition of a component of an entity and as the Company expects to have continuing involvement and operations in directory services for the near future.

The Company also amended another directory services contract in consideration of accelerated payments on its outstanding accounts receivables and some anticipated future billings, which resulted in an increase in other income of $642,268 for the year ended September 30, 2009.  Together with the partial customer list sale described above, these customers and contracts accounted for $5,146,073 of revenue in the fiscal 2009.  As a result of these transactions, the Company has no future service obligations to these customers and no longer expects to generate future revenues from these sources.

16.	SEGMENT REPORTING

Prior to fiscal 2009, the Company operated as an integrated business and had only one reportable segment.  During the second quarter of fiscal 2009, the Company implemented a corporate initiative that evaluates its different product lines as separate business units.  As part of this strategy, management has begun evaluating operating performance by reviewing the profitability of these product lines on a standalone basis to the extent that costs and expenses can be separated out between these business lines.  Therefore, the Company now has two reportable operating segments (excluding the discontinued classifieds business):  Directory Services and Direct Sales - Customer Acquisition Services.  The Company has yet to identify and allocate operating costs or impairment charges to its reportable segments below the gross profit level.  Additionally, the reportable segments share many common costs, including, but not limited to, IT support, office and administrative expenses.  Therefore, the following table of operating results does not allocate costs to its reportable segments below the gross profit level:

	Year Ended September 30, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$9,331,057	$4,107,598	$-	$13,438,655
Cost of services	3,624,177	2,767,601	-	6,391,778
Gross profit	5,706,880	1,339,997	-	7,046,877
Operating expenses	-	-	25,503,153	25,503,153
Operating income (loss)	5,706,880	1,339,997	(25,503,153)	(18,456,276)
Other income (expense)	-	-	7,527,934	7,527,934
Income (loss) before income taxes and
discontinued operations	$5,706,880	$1,339,997	$(17,975,219)	$(10,928,342)

	Year Ended September 30, 2008
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$22,779,222	$641,436	$-	$23,420,658
Cost of services	3,793,578	547,676	-	4,341,254
Gross profit	18,985,644	93,760	-	19,079,404
Operating expenses	-	-	20,829,320	20,829,320
Operating income	18,985,644	93,760	(20,829,320)	(1,749,916)
Other income (expense)	-	-	122,390	122,390
Income before income taxes and
discontinued operations	$18,985,644	$93,760	$(20,706,930)	$(1,627,526)

The Company has yet to allocate its assets to each respective segment.  While some software costs are specific to each business, most of the Company’s fixed assets and software architecture are shared among its segments.  Therefore, the Company is currently unable to provide asset information with respect to each of its reportable segments, except as it pertains to accounts receivable as set forth below:

	September 30, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$1,442,037	$36,146	$1,478,183
Accounts receivable, net - long term	1,039,403	-	1,039,403
Total accounts receivable, net	$2,481,440	$36,146	$2,517,586

	September 30, 2008 (as restated, see Note 3)
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$6,326,272	$-	$6,326,272
Accounts receivable, net - long term	2,011,143	-	2,011,143
Total accounts receivable, net	$8,337,415	$-	$8,337,415

The Company has no intersegment revenues.  All of the Company’s revenues are with external customers, are derived from operations in the United States, and no single customer accounts for more than 10% of the Company’s revenues.

17.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 23, 2009 which is the date the financial statements were issued.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for 2009 and 2008 follows:

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2008	2009	2009	2009

Net revenues	$5,009,514	$3,548,275	$2,448,569	$2,432,297
Gross profit	3,408,864	2,081,393	1,636,248	(79,628)
Income (loss) from continuing operations	944,440	(10,797,953)	(2,116,971)	(2,351,373)
Income (loss) from discontinued operations	(57,077)	(8,285,663)	4,649	68,648
Net income (loss)	$887,362	$(19,083,616)	$(2,112,322)	$(2,282,725)

Earnings per share information:
Basic income per share
Income (loss) from continuing operations	$0.16	$(1.80)	$(0.35)	$(0.39)
Discontinued operations	(0.01)	(1.38)	-	0.01
Net income (loss)	$0.15	$(3.19)	$(0.35)	$(0.38)

Diluted income per share
Income (loss) from continuing operations	$0.15	$(1.80)	$(0.35)	$(0.39)
Discontinued operations	(0.01)	(1.38)	-	0.01
Net income (loss)	$0.15	$(3.19)	$(0.35)	$(0.38)

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008

Net revenues	$6,406,240	$6,039,356	$5,427,012	$5,548,050
Gross profit	5,412,669	4,957,896	4,311,719	4,397,120
Income (loss) from continuing operations	289,545	15,195	(1,519,460)	(258,091)
Income (loss) from discontinued operations	36,547	(11,857)	(61,237)	(19,414)
Net income (loss)	$326,092	$3,338	$(1,580,697)	$(277,505)

Earnings per share information:
Basic income per share
Income (loss) from continuing operations	$0.05	$-	$(0.24)	$(0.04)
Discontinued operations	0.01	-	(0.01)	-
Net income (loss)	$0.05	$-	$(0.25)	$(0.04)

Diluted income per share
Income (loss) from continuing operations	$0.05	$-	$(0.24)	$(0.04)
Discontinued operations	0.01	-	(0.01)	-
Net income (loss)	$0.05	$-	$(0.25)	$(0.04)

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at and as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In our efforts to continuously improve our internal controls, we have made some improvements to our internal control structure effective for the preparation of our financial statements for the year ended September 30, 2009, including the adoption of a formal accounting policies and procedures manual, and increased documentation surrounding certain authorization and review controls.

Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2009 has not been audited by our auditors, Mayer Hoffman McCann P.C. or any other independent registered accounting firm.

ITEM 9B. Other Information

On November 25, 2009, Rajeev Seshadri entered into a Separation Agreement and Full Release of Claims with the Company in connection with his departure as Chief Financial Officer of the Company, which was agreed upon on November 19, 2009 and will take effect on January 2, 2010 (the “Resignation Date”).

Under the terms of the Separation Agreement and in accordance with his employment agreement, the Company will continue to pay Mr. Seshadri his base salary for three months following the Resignation Date (less applicable taxes and other withholdings).  Mr. Seshadri may also elect to receive such payment (the gross amount of which is $53,750) in a lump sum on the Resignation Date.  The $15,000 bonus to which Mr. Seshadri is entitled under his employment agreement for the Company’s fourth quarter of fiscal 2009 will be paid in a lump sum on the Resignation Date.  The Company will pay Mr. Seshadri’s COBRA payments for three months and reimburse his reasonable attorneys’ fees related to the negotiation of the Separation Agreement.  The Separation Agreement also provides for Mr. Seshadri to serve as a consultant to the Company until January 31, 2010 for at least 16 hours per week at a rate of $230 per hour.  Finally, Mr. Seshadri will continue to be entitled to exercise his vested stock options in accordance with the terms of the applicable stock option agreements for a period of 180 days from the date of his resignation; his unvested options will be forfeited and cancelled.

In exchange for the payments described above, Mr. Seshadri provided a full release of claims arising out of, or relating to, his employment with the Company, his termination from the position of Chief Financial Officer of the Company, and/or his resignation.  The Separation Agreement also contains customary provisions with respect to confidentiality and non-solicitation, as well as mutual covenants on the part of Mr. Seshadri and the Company regarding public statements and non-disparagement.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report. Certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be disclosed in our Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its officers, directors and employees.

ITEM 11. Executive Compensation

The information required by this Item will be disclosed in our Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be disclosed in our Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be disclosed in our Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item will be disclosed in our Proxy Statement and is incorporated herein by reference.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Stockholders and Board of Directors

LIVEDEAL, INC. AND SUBSIDIARIES

We have audited the consolidated financial statements of LiveDeal, Inc. and Subsidiaries as of September 30, 2009 and 2008 and for the years then ended and have issued our report thereon dated December 23, 2009.  As discussed in Note 3 to the consolidated financial statements, the consolidated balance sheet as of September 30, 2008 has been restated.  Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The information included in the accompanying Schedule II–Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements.  Such information for the years ended September 30, 2009 and 2008 has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Mayer Hoffman McCann P.C.

MAYER HOFFMAN MCCANN P.C.
Phoenix, Arizona
December 23, 2009

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions/	End of
Description	of Period	Expenses	Accounts	Writeoffs	Period

Allowance for dilution and fees on amounts due from billing aggregators

Year ended September 30, 2008	$1,888,730	$3,999,980	$	$(4,113,434)	$1,775,276

Year ended September 30, 2009	$1,775,276	$5,196,360	$	$(4,280,741)	$2,690,895

Allowance for customer refunds

Year ended September 30, 2008	$573,068	$3,357,512	$	$(3,502,311)	$428,269

Year ended September 30, 2009	$428,269	$2,511,706	$	$(2,789,544)	$150,431

(3)           The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description	Previously Filed as Exhibit	File Number	Date Previously Filed

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2007	000-24217	8/15/07

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007	00-24217	12/20/07

10.1	LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007	00-24217	12/20/07

10.1.1	First Amendment to Amended and Restated 2003 Stock Plan*	Appendix A to 2009 Proxy Statement	00-24217	1/29/09

10.2	Form of 2003 Stock Plan Restricted Stock Agreement*	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ending March 31, 2005	000-24217	5/16/05

10.3	Form of 2003 Stock Plan Stock Option Agreement*	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ending September 30, 2008	000-24217	12/29/08

10.4	Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated June 1, 1998, between the Registrant and Art Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999	000-24217	9/19/00

10.4.1	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated August 17, 1998, between the Registrant and Arthur Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.4.2	Amendment No. 2 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated January 7, 2003, between the Registrant and Arthur Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.14 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

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
		Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.5	Standard Industrial Lease for Nevada facility, dated September 3, 2003, between the Registrant and Tomorrow 33 Convention, LP	Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003	000-24217	12/31/03

10.6	Amendment No. 1 to Standard Industrial Lease for Nevada facility, dated October 4, 2006, between the Registrant and Tomorrow 33 Convention, LP	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	000-24217	12/29/06

10.7	Master Services Agreement, dated August 1, 2002, between the Registrant and eBillit, Inc.	Exhibit 10.24 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2003	000-24217	7/8/03

10.8	Billings and Related Services Agreement, dated September 1, 2001, between the Registrant and ACI Communications, Inc.	Exhibit 10.33 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	000-24217	7/8/03

10.9	Asset Purchase Agreement dated as of July 10, 2007, relating to the Registrant’s acquisition of the assets of OnCall Subscriber Management Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2007	000-24217	7/16/07

10.10	Escrow Agreement dated as of July 10, 2007, relating to the Registrant’s acquisition of the assets of OnCall Subscriber Management Inc.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 16, 2007	000-24217	7/16/07

10.11	Domain Name Purchase and Transfer Agreement, dated November 5, 2008, between the Registrant and YellowPages.com LLC	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008	000-24217	2/17/09

10.12	Employment Agreement, dated as of November 17, 2008, by and between the Registrant and Rajeev Seshadri*	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008	000-24217	2/17/09

10.13	Asset Purchase Agreement, dated as of March 9, 2009, by and among the Registrant, Telco Billing, Inc., and Local.com Corporation	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009	000-24217	5/15/09

10.14	Employment Agreement, dated as of October 1, 2008, by and between the Registrant and Dean Heistad*	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009	000-24217	5/15/09

10.15	Employment Agreement, dated as of October 1, 2008, by and between the Registrant and Gregg Thaler*	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009	000-24217	5/15/09

10.16	Employment Agreement, dated as of May 19, 2009, by and between the Registrant and Richard F. Sommer*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009	000-24217	8/14/09

10.17	Separation Agreement and Full Release of Claims, dated as of June 30, 2009, by and between the Registrant and Mike Edelhart*	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009	000-24217	8/14/09

10.18	First Amendment to Employment Agreement, effective as of October 29, 2009, by and between the Registrant and Richard F. Sommer*	Attached hereto

10.19	Separation Agreement and Full Release of Claims, dated as of November 25, 2009, by and between the Registrant and Rajeev Seshadri*	Attached hereto

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	000-24217	5/13/04

21	Company Subsidiaries	Attached hereto

23	Consent of Mayer Hoffman McCann P.C.	Attached hereto

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

* Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 23, 2009	/s/Richard Sommer
Richard Sommer
Chief Executive Officer

BOARD OF DIRECTORS

Signature	Title	Date

/s/ Richard Sommer	Chief Executive Officer (Principal Executive Officer)	December 23, 2009
Richard Sommer

/s/ Rajeev Seshadri	Chief Financial Officer (Principal Financial Officer and	December 23, 2009
Rajeev Seshadri	Principal Accounting Officer)

/s/ Richard D. Butler.	Director	December 23, 2009
Richard D. Butler

/s/ Sheryle Bolton	Director	December 23, 2009
Sheryle Bolton

/s/ Thomas Clarke, Jr.	Director	December 23, 2009
Thomas Clark, Jr

/s/ Greg LeClaire	Director	December 23, 2009
Greg LeClaire

/s/ Joseph Huber	Director	December 23, 2009
Joseph Huber