Form 10-Q
period 2009-12-31
LIVEDEAL INC
filed 2010-02-12
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 1, 2010 was 6,077,017.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED DECEMBER 31, 2009

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(unaudited)

Assets
Cash and cash equivalents	$6,070,362	$7,568,030
Certificates of deposit	100,000	100,000
Accounts receivable, net	1,240,396	1,478,183
Prepaid expenses and other current assets	240,163	326,442
Income taxes receivable	1,390,860	1,490,835
Total current assets	9,041,781	10,963,490
Accounts receivable, long term portion, net	946,622	1,039,403
Property and equipment, net	588,688	615,906
Deposits and other assets	87,757	81,212
Intangible assets, net	2,308,924	2,336,714
Total assets	$12,973,772	$15,036,725

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$611,723	$549,681
Accrued liabilities	1,446,996	1,092,811
Current portion of capital lease obligation	69,742	69,612
Total current liabilities	2,128,461	1,712,104
Long term portion of capital lease obligation	99,837	117,073
Total liabilities	2,228,298	1,829,177

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized,
127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,133,433 shares issued,
6,092,018 and 6,104,327 outstanding at December 31, 2009 and September 30, 2009,
respectively	6,133	6,133
Treasury stock (41,415 and 29,106 shares carried at cost at December 31, 2009 and	(69,573)	(45,041)
September 30, 2009, respectively)
Paid in capital	20,368,968	20,280,377
Accumulated deficit	(9,570,920)	(7,044,787)
Total stockholders' equity	10,745,474	13,207,548

Total liabilities and stockholders' equity	$12,973,772	$15,036,725

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2009	2008

Net revenues	$2,477,446	$5,009,514
Cost of services	828,812	1,600,650
Gross profit	1,648,634	3,408,864

Operating expenses:
General and administrative expenses	3,961,890	4,259,027
Sales and marketing expenses	171,058	1,572,059
Total operating expenses	4,132,948	5,831,086
Operating loss	(2,484,314)	(2,422,222)
Other income (expense):
Interest income, net	6,910	13,759
Other income (expense)	50,000	3,805,778
Total other income	56,910	3,819,537

Income (loss) before income taxes	(2,427,404)	1,397,315
Income tax provision (benefit)	99,975	452,876
Income (loss) from continuing operations	(2,527,379)	944,439

Discontinued operations
Income (loss) from discontinued component, including disposal costs	1,725	(91,121)
Income tax benefit	-	(34,043)
Income (loss) from discontinued operations	1,725	(57,078)

Net income (loss)	$(2,525,654)	$887,361

Earnings per share - Basic:
Income (loss) from continuing operations	$(0.42)	$0.16
Discontinued operations	0.00	(0.01)
Net income (loss)	$(0.42)	$0.15
Earnings per share - Diluted:
Income (loss) from continuing operations	$(0.42)	$0.15
Discontinued operations	0.00	$(0.01)
Net income (loss)	$(0.42)	$0.14

Weighted average common shares outstanding:
Basic	5,995,414	6,036,964
Diluted	5,995,414	6,109,473

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,525,654)	$887,361
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	225,653	1,062,015
Non-cash stock compensation expense	(8,160)	19,856
Amortization of deferred stock compensation	96,750	89,077
Deferred income taxes	-	(267,101)
Provision for uncollectible accounts	227,872	347,712
Gain on sale of internet domain name	-	(3,805,778)
Loss on disposal of property and equipment	715	-
Changes in assets and liabilities:
Accounts receivable	102,695	576,970
Prepaid expenses and other current assets	86,279	12,699
Deposits and other assets	(6,545)	(3,397)
Accounts payable	62,043	(77,212)
Accrued liabilities	353,706	192,373
Income taxes receivable and payable	99,975	683,974

Net cash used in operating activities	(1,284,671)	(281,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of internet domain name	-	3,850,000
Expenditures for intangible assets	(131,234)	(119,369)
Purchases of equipment	(40,126)	(11,567)

Net cash provided by (used in) investing activities	(171,360)	3,719,064

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations	(17,105)	(19,927)
Purchase of treasury stock	(24,532)	(487,480)

Net cash used in financing activities	(41,637)	(507,407)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,497,668)	2,930,206

CASH AND CASH EQUIVALENTS, beginning of period	7,568,030	4,639,787

CASH AND CASH EQUIVALENTS, end of period	$6,070,362	$7,569,993

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Accrued and unpaid dividends	$479	$479

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

The accompanying condensed consolidated balance sheet as of September 30, 2009, which has been derived from audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of December 31, 2009 and for the three months ended December 31, 2009 and December 31, 2008, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results to be expected for the year ending September 30, 2010. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2009 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

Note 2:  Balance Sheet Information

Balance sheet information is as follows:
	December 31,	September 30,
	2009	2009

Receivables, current, net:
Accounts receivable, current	$3,357,556	$3,776,966
Less: Allowance for doubtful accounts	(2,117,160)	(2,298,783)
	$1,240,396	$1,478,183
Receivables, long term, net:
Accounts receivable, long term	$1,436,389	$1,581,946
Less: Allowance for doubtful accounts	(489,767)	(542,543)
	$946,622	$1,039,403
Total receivables, net:
Gross receivables	$4,793,945	$5,358,912
Allowance for doubtful accounts	(2,606,927)	(2,841,326)
	$2,187,018	$2,517,586

Our accounts receivable consist primarily of amounts due from customers of our business directory and directory services business.  As we are transitioning away from this business segment, we expect our accounts receivable balance to continue to decrease in the future.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	December 31,	September 30,
	2009	2009
Property and equipment, net:
Leasehold improvements	$239,271	$235,056
Furnishings and fixtures	336,067	336,067
Office, computer equipment and other	727,946	692,317
	1,303,284	1,263,440
Less: Accumulated depreciation	(714,596)	(647,534)
	$588,688	$615,906

	December 31,	September 30,
	2009	2009
Intangible assets, net:
Domain name and marketing related intangibles	$1,509,600	$6,699,600
Non-compete agreements	-	3,465,000
Website and technology related intangibles	1,810,781	4,678,970
	3,320,381	14,843,570
Less: Accumulated amortization	(1,011,457)	(12,506,856)
	$2,308,924	$2,336,714

During fiscal 2009, a significant amount of the Company’s intangible assets were determined to be impaired and for comparative purposes, the original cost and accumulated amortization amounts were set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  As of December 31, 2009, the cost and accumulated amortization on all fully amortized assets were removed from the Company’s books.

	December 31,	September 30,
	2009	2009

Accrued liabilities:
Deferred revenue	$119,797	$148,916
Accrued payroll and bonuses	260,142	289,944
Accruals under revenue sharing agreements	310,286	314,754
Accrued expenses - other	756,771	339,197
	$1,446,996	$1,092,811

Included in accrued expenses – other at December 31, 2009 is an accrual of $300,000 pertaining to a legal settlement that is expected to be paid in February 2010.

Note 3:  Stock-based Compensation

From time to time, the Company grants restricted stock awards and stock options to officers, directors, employees and consultants.  Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

During the three months ended December 31, 2009 and 2008, the Company recognized compensation expense (benefit) of $(8,160) and $19,856, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures.  During the three months ended December 31, 2009, the Company changed the estimated forfeiture rate of awards from 40% to 60% based on actual forfeiture experience and other factors, resulting in a net benefit from the expense reversal of $8,160.

On November 23, 2009, the Company granted an aggregate of 250,000 options to Richard Sommer, the Company’s then-current CEO, with an exercise price equal to the stock price on the date of grant and scheduled to vest according to the following schedule: 25% on October 29, 2010 (the first anniversary of the date of grant) and 1/36 of the remainder each month beginning on November 29, 2010. As Mr. Sommer resigned on January 4, 2010, all such options were forfeited.  Given this forfeiture, the Company elected not to expense such options because the effects on the financial statements would not have been material.  No other options were granted during the three months ended December 31, 2009.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

During the three months ended December 31, 2009, the Company had stock option activity summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding at September 30, 2009	330,000
Granted at market price	250,000	$1.95
Exercised	-	-
Forfeited	(30,000)	$1.67
Outstanding at December 31, 2009	550,000	$1.71	9.3	$104,458
Exercisable	71,875	$1.45	8.8	$32,583

As noted above, Mr. Sommer’s 250,000 options were forfeited in connection with his resignation on January 4, 2010.  The following table summarizes information about the Company’s outstanding stock options at December 31, 2009:

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
Range of Exercise Prices	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

Less than $2.00 per share	71,875	$1.45	478,125	1.71	550,000	$1.68

At December 31, 2009, future stock compensation expense (net of estimated forfeitures) not yet recognized is $175,383, which the Company expects will be amortized over a weighted-average remaining vesting period of 3.4 years.  This future expense does not include the options forfeited by Mr. Sommer in January 2010.

From time to time, the Company also has historically granted shares of restricted stock to certain individuals.  The following table sets forth the activity with respect to compensation-related restricted stock grants during the three months ended December 31, 2009:

Outstanding (unvested) at September 30, 2009	106,425
Granted	-
Forfeited	-
Vested	(12,000)
Outstanding (unvested) at December 31, 2009	94,425

Total unrecognized stock compensation expense related to unvested awards totaled $232,645 at December 31, 2009, which the Company expects will be amortized over a weighted-average period of 1.7 years.

Note 4:  Treasury Stock

The Company’s treasury stock consists of shares repurchased on the open market or shares received through various agreements with third parties.  The value of such shares is determined based on cash paid or quoted market prices.  During the three months ended December 31, 2009, the Company acquired an aggregate of 12,310 shares of common stock for an aggregate purchase price of $24,532.  At December 31, 2009 an aggregate of 41,415 shares of common stock were held as treasury shares.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Note 5:  Net Income (Loss) per Share

Net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s unaudited condensed consolidated balance sheet.  Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable from restricted shares, stock options and convertible preferred stock. Preferred stock dividends are subtracted from net income (loss) to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,
	2009	2008

Net income (loss) from continuing operations	$(2,527,379)	$944,439
Less: preferred stock dividends	(479)	(479)
Net income (loss) from continuing operations applicable to common stock	(2,527,858)	943,960
Income (loss) from discontinued operations	1,725	(57,078)
Net income (loss) applicable to common stock	$(2,526,133)	$886,882

Basic weighted average common shares outstanding:	5,995,414	6,036,964
Add incremental shares for:
Unvested restricted stock	-	72,509
Series E convertible preferred stock	-	-
Stock options	-	-
Diluted weighted average common shares outstanding:	5,995,414	6,109,473

Earnings per share - Basic:
Income (loss) from continuing operations	$(0.42)	$0.16
Discontinued operations	0.00	(0.01)
Net income (loss)	$(0.42)	$0.15

Earnings per share - Diluted:
Income (loss) from continuing operations	$(0.42)	$0.15
Discontinued operations	0.00	(0.01)
Net income (loss)	$(0.42)	$0.14

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were antidilutive based on the application of the treasury stock method and/or because the Company incurred net losses during the period:

	Three Months Ended December 31,
	2009	2008

Options to purchase shares of common stock	550,000	505,000
Series E convertible preferred stock	127,840	127,840
Shares of non-vested restricted stock	94,425	49,325
	772,265	682,165

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Note 6:  Income Taxes

During the year ended September 30, 2009, the Company established a valuation allowance against its deferred tax assets.  The Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.  Therefore, the Company established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

During the three months ended December 31, 2009, the Company recognized an income tax expense of $99,975 associated with a true up to our income tax receivable based on information received during the preparation of our 2009 tax returns.

Note 7:  Commitments and Contingencies

Operating Leases and Service Contracts

As of December 31, 2009, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
Operating lease commitments	$1,230,514	$411,938	$424,525	$315,331	$78,720	$-	$-
Noncanceleable service contracts	958,591	576,480	361,111	21,000	-	-	-
	$2,189,105	$988,418	$785,636	$336,331	$78,720	$-	$-

This table includes the service contract associated with the litigation settlement entered into on February 3, 2010 as described in Note 12, and excludes minimum payment obligations under capital leases as such obligations are set forth elsewhere in this footnote.

Capital leases

As of December 31, 2009, future obligations under non-cancelable capital leases are as follows for the fiscal years ended September 30:
2010	$76,876
2011	76,876
2012	44,892
2013	-
2014	-
Thereafter	-
Total minimum lease payments	198,644
Less imputed interest	(29,065)
Present value of minimum lease payments	169,579
Less: current maturities of capital lease obligations	69,742
Noncurrent maturities of capital lease obligations	$99,837

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, and results of operations, cash flows or liquidity, except with respect to the legal settlement between LiveDeal, Inc. v. On-Call Superior Management (“OSM”)  and SMeVentures, Inc. (“SMe”) described below.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Except as described below, as of December 31, 2009, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business. While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations (except with respect to the legal settlement with OSM and SMe described below),  litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which a ruling occurs. The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operation could change in the future.

With the exception of the settlement with OSM and SMe described below, the Company has not recorded any accruals pertaining to its legal proceedings as they do not meet the criteria for accrual under FASB ASC 450.

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

Following unsuccessful settlement discussions in which the Attorney General’s office refused to enter into any agreement not to share the confidential information with third parties (including the Company’s opponents in pending private litigation), the Company sought a protective order in the State of Washington’s King County Superior Court (Case No. 06-2-39213-2 SEA) on September 8, 2009, which was denied on November 16, 2009.  The Company is appealing that decision with the State of Washington’s Court of Appeals (Division I, Case No. 64539-1) and has filed a motion to stay the effect of the November 16, 2009 ruling.  The appeal is pending.

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

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

On November 12, 2008, the Illinois Attorney General filed a complaint in the Circuit Court of the Seventh Judicial Circuit of the State of Illinois (Sangamon County) against the Company requesting money damages and injunctive relief for claims that we employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in part promoted premium Internet Yellow Page listings to Illinois consumers.  LiveDeal has denied the allegations and is vigorously defending the claim.  Legal proceedings in the manner are ongoing and discovery began in April 2009.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

LiveDeal, Inc. v. OnCall Superior Management (“OSM”)  and SMeVentures, Inc. (“SME”)

On April 6, 2009, LiveDeal sought a declaratory judgment with respect to the termination of certain contracts that it entered into with OSM and SME on November 1, 2007 and November 13, 2006, respectively.  Pursuant to the contracts, OSM and SME (both of which are call center managers based in the Philippines) were to provide certain telemarketing and other customer services to LiveDeal.  LiveDeal subsequently filed a complaint alleging breach of contract on May 29, 2009, and OSM and SME counterclaimed, also alleging breach of contract.  The lawsuit (CV 09-976-PHX-DGC) was pending in the United States District Court for the District of Arizona as of December 31, 2009, at which time LiveDeal had accrued a $300,000 reserve in connection with an anticipated settlement.

On February 3, 2010, the parties executed a Settlement Agreement and Mutual Release pursuant to which LiveDeal agreed to pay OSM and SME a total of $300,000 in cash in exchange for their agreement to terminate all litigation with respect to the 2006 and 2007 contracts.  The parties also entered into a new Services Agreement pursuant to which OSM agreed to provide certain services to LiveDeal until July 1, 2010 in exchange for cash payments totaling $125,000.

Note 8:  Concentration of Credit Risk

The Company maintains cash balances at major nationwide institutions in Arizona, California and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with LEC service providers.  Two such entities accounted for 26% and 19% of gross receivables at December 31, 2009 and three such entities accounted for 23%, 22%, and 18% at September 30, 2009, respectively

Note 9:  Segment Reporting

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	Three Months Ended December 31, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$1,107,523	$1,369,923	$-	$2,477,446
Cost of services	66,002	762,810	-	828,812
Gross profit	1,041,521	607,113	-	1,648,634
Operating expenses	-	-	4,132,948	4,132,948
Operating income (loss)	1,041,521	607,113	(4,132,948)	(2,484,314)
Other income (expense)	-	-	56,910	56,910
Income (loss) before income taxes and
discontinued operations	$1,041,521	$607,113	$(4,076,038)	$(2,427,404)

	Three Months Ended December 31, 2008
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$4,207,432	$802,082	$-	$5,009,514
Cost of services	1,089,493	511,157	-	1,600,650
Gross profit	3,117,939	290,925	-	3,408,864
Operating expenses	-	-	5,831,086	5,831,086
Operating income	3,117,939	290,925	(5,831,086)	(2,422,222)
Other income (expense)	-	-	3,819,537	3,819,537
Income (loss) before income taxes and
discontinued operations	$3,117,939	$290,925	$(2,011,549)	$1,397,315

Included in the decrease in costs associated with the directory services business segment is an expense reversal of approximately $130,000 in the first three months of fiscal 2010 reflecting revised estimates of bad debt expense based on recent settlement experience.

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	December 31, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$1,223,162	$17,234	$1,240,396
Accounts receivable, net - long term	946,622	-	946,622
Total accounts receivable, net	$2,169,784	$17,234	$2,187,018

	September 30, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$1,442,037	$36,146	$1,478,183
Accounts receivable, net - long term	1,039,403	-	1,039,403
Total accounts receivable, net	$2,481,440	$36,146	$2,517,586

The Company has no intersegment revenues.  All of the Company’s revenues are derived from sales to external customers, from operations in the United States, and no single customer accounts for more than 10 percent of the Company’s revenues.

Note 10:  Liquidity

While the Company believes that its existing cash on hand will provide it with sufficient liquidity to meet its operating needs for the next 12 months, it will not be able to stay in business in the future without improvements in its profitability, additional financing or a fundamental change in its business.  While the Company still continues to maintain its existing business lines, it is simultaneously exploring other strategic initiatives.

Note 11:  Recent Accounting Pronouncements

In December 2007, the FASB amended ASC 805, Business Combinations and FASB ASC 810 “Consolidations”. FASB ASC 805 and FASB ASC 810 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting. FASB ASC 805 will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and noncontrolling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  FASB ASC 810 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  The changes to FASB ASC 805 and 810 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends). FASB ASC 805 will be applied prospectively. FASB ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FASB ASC 810 shall be applied prospectively. Early adoption is prohibited for both these amendments.  The adoption of this amendment did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB amended ASC 815, “ Derivatives and Hedging”.  FASB ASC 815 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of FASB ASC 815 are effective for interim and annual periods beginning after November 15, 2008. The adoption of this amendment did not have a material impact on the Company’s financial position or results of operations.

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

In June 2008, the FASB amended ASC 815 to address the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, some instruments that are potentially subject to the guidance in ASC 815 but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9, it is still necessary to evaluate whether it is classified in stockholders’ equity.  ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this amendment did not have a material impact on the company’s financial position or results of operations.

Note 12:  Subsequent Events

Effective January 2, 2010, Rajeev Seshadri resigned as our Chief Financial Officer and was replaced by Lawrence W. Tomsic as Chief Financial Officer.  In connection with his departure, Mr. Seshadri received a severance payment, including accrued bonuses and vacation, totaling $70,200, which was fully accrued as of December 31, 2009 as such agreements were entered into during the three months ended December 31, 2009.

On January 4, 2010, the Company’s Board of Directors approved a reduction in force that resulted in the termination of approximately 33% of the Company's workforce, effective January 7, 2010. The reduction in force was related to the Company’s ongoing restructuring and cost reduction efforts as the Board of Directors explores a variety of strategic alternatives, including the potential sale of the Company or certain of its assets and/or the acquisition of other entities or businesses.

The Company will incur charges of $98,000 in connection with the reduction in force consisting entirely of one-time employee termination benefits to be paid and expensed in the second quarter of fiscal 2010 (ending March 31, 2010). No amounts have been accrued as of December 31, 2009 relating to these actions.

On January 4, 2010, Richard F. Sommer resigned as the Company’s Chief Executive Officer.  As a result of his departure, Mr. Sommer also resigned as a member of the Company’s Board of Directors. Following Mr. Sommer’s departure, Kevin A. Hall was appointed as our interim Chief Operating Officer (COO). Mr. Hall has been serving as our General Counsel and Vice President of Human Resources and Business Development since April 2009, and he will continue to serve in those capacities as he assumes his new responsibilities as the Company’s interim COO.

As described in Note 7 (Commitments and Contingencies) to the Company’s Unaudited Condensed Consolidated Financial Statements and Part II, Item 1 (Legal Proceedings) of this Quarterly Report on Form 10-Q, the Company accrued $300,000 as of December 31, 2009 to establish a reserve in connection with signed settlement dated February 3, 2010 of a legal proceeding involving OnCall Superior Management and SMe Ventures, Inc.  Additionally, the Company entered into a new Services Agreement pursuant to which OSM agreed to provide certain services to LiveDeal until July 1, 2010 in exchange for cash payments totaling $125,000.

We have evaluated subsequent events through February 12, 2010, which is the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2009, this “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2009.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained herein include, but are not limited to, our expectation that continued investment in online advertising to bring increased traffic to our websites will drive increased revenues; our belief that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next 12 months; that our customer acquisition services will account for a larger percentage of total net revenues in the future; that our margins with our customer acquisition services will continue to improve as the business matures; expectations about stock option and restricted stock vesting; trends relating to our accounts receivable; the timing, amount and expectations about the cost and impact of legal proceedings that we are involved in; estimated expenses associated with our recent reduction in force; our expectation that we will experience declining revenues in our Business Directory segment; trends in Internet advertising and customer acquisition strategies; our expectation that we will continue to experience operating losses and operating cash outflows; and strategic alternatives we may pursue and their potential impact on the Company.  Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations, and financial position.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Company

LiveDeal, Inc. provides local customer acquisition services for small businesses combined with an Internet Yellow Pages directory to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet. Through its online property, www.livedeal.com, LiveDeal delivers local search engine marketing (SEM) utilizing an inside sales team.  LiveDeal resells search products from Google, Yahoo!, MSN and others as part of its SEM marketing and also provides website and hosting services. LiveDeal, Inc. is headquartered in Las Vegas, Nevada. For more information, please visit www.livedeal.com. Through its wholly-owned subsidiary, Telco Billing, Inc., LiveDeal also publishes a small business directory online atwww.yellowpages.livedeal.com.

We have two inter-related primary lines of business: (1) we deliver a suite of customer acquisition services for small businesses, sold via telemarketing and supported by our websites and software that we have developed to manage search and other Internet services efficiently, and (2) we maintain an Internet Yellow Pages service for every city and zip code across the U.S.

Summary Business Description

Direct Sales Services (also known as Telesold Suite Services) Commencing in February 2008, we added a new line of business that utilizes, but is not entirely dependent on, our directory websites and billing services. This line of business is based around using telesales and Internet customer acquisition technologies to deliver a suite of customer acquisition services to small businesses.

We believe the most significant of these customer acquisition services is Internet search and search-related advertising services. This development is intended to enable customers to find the businesses they need without ever going to a directory.  The small business whose website information or advertising message is identified by a search becomes the likely recipient of that business.  We believe utilizing Internet search and related advertising is fast becoming a necessity for small businesses.

Another key Internet development is the rise of user review sites and services, such as Yelp.com.  At these sites, consumers let each other know about their experiences with local businesses. They rate and comment on the businesses.  The sites also tend to provide some aspects of traditional directories as well as new services, such as placing businesses on a local map, providing driving directions, etc.  At these sites, as with Internet search, consumers can select businesses for their commerce without ever using a traditional directory.

With the emergence of these new Internet capabilities, and others that are fast emerging, the role of directories, both paper and Internet, is steadily becoming a less preferred customer acquisition process.  Search and review sites are becoming the new standard.  We believe these sites will provide the greatest value for both customers and businesses.

Our websites offer businesses and consumers an affordable and effective solution for creating a web presence and marketing their products and services locally.

Our websites also support our audience acquisition services by providing locally and vertically targeted Internet pages that are effective at producing website traffic, form fills and phone calls and other valuable customer interactions on behalf of our small business customers.  Our audience acquisition services are not limited to our own websites. Our suite currently includes the following activities, but the range of activities we deliver is designed to shift over time, based on the needs of our small business customers and the ever-changing state of Internet technology:

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

This business has been growing and we experienced a 70% increase in net revenues from this business segment in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.

Business Directory

We use a business model similar to print Yellow Pages publishers for our Yellow Page directory.  We publish basic directory listings on the Internet free of charge.  Our basic listings contain the business name, address and telephone number for almost 17 million U.S. businesses. We strive to maintain a listing for almost every business in America in this format and we generate revenue from the sale of various advertising packages to listed businesses.  As we have shifted our business strategy away from this line of business and sold our primary URL and a portion of our customer list, this business has experienced a 74% decrease in net revenues in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.  We expect to continue to experience declining future revenues from this segment.

Recent Developments

Change in Business Strategy and Risks Associated with Such Changes

In fiscal 2009, we underwent a significant change in our business strategy as a result of declining revenues in our legacy businesses (classifieds and business directory services) and other economic and regulatory forces.  We embarked on a transformation of our business away from our business directory services and Classified business and focused our efforts toward developing our Direct Sales line of business.  As part of this change in strategy, we initiated a series of key events including:

•	We shut-down our Philippines-based call center;
•	We discontinued our Classified business;
•	We sold a portion of our customer list associated with our directory services business;
•	We sold our www.yp.com Internet domain name; and
•	We experienced several management changes including turnover of our most senior executive positions.

As a result of these events and transactions, we have experienced a significant decline in revenues and have incurred recent operating losses and increased operating cash outflows.  These losses and operating cash outflows are expected to continue for an indeterminate amount of time as we address our new line of business.  The risks associated with our Company are outlined in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009.  We encourage all investors, prospective investors and other readers to refer to these risk factors.

We are currently exploring a number of other strategic alternatives.  Such alternatives may include, but are not limited to, potential partnership, joint venture, divestiture, or liquidation strategies.   We make no statements with respect to the feasibility or likelihood of such transactions, or whether any such scenario or combination of scenarios necessarily may be in the best interest of all shareholders should they happen to occur.

Management Changes

On November 23, 2009, we and Richard F. Sommer, our then-current Chief Executive Officer, entered into an amendment to Mr. Sommer's Employment Agreement dated as of May 19, 2009. This amendment, provided that Mr. Sommer is entitled to an option to purchase 250,000 shares of our common stock at an exercise price of $1.95 per share, which was equal to the closing price of our common stock on the date of grant. The option was granted pursuant to our 2003 Stock Plan and was scheduled to vest according to the following schedule: 25% on October 29, 2010 (the first anniversary of the date of grant) and 1/36 of the remainder each month beginning on November 29, 2010.

Previously, the Employment Agreement provided that Mr. Sommer was entitled to a success fee payable in cash equal to 2% of the excess above $9,000,000 of any cash distributed to or received by our stockholders in the form of a dividend, in the event of liquidation or upon a change of control. Pursuant to this amendment, that provision was deleted and replaced with the option grant described above. Other than as described above, the original terms of Mr. Sommer’s Employment Agreement remained in full force and effect.

On January 4, 2010, Mr. Sommer resigned as our Chief Executive Officer.  As a result of his departure, Mr. Sommer also resigned as a member of our Board of Directors. Following Mr. Sommer’s departure, Kevin A. Hall was appointed as our interim Chief Operating Officer (COO). Mr. Hall has been serving as our General Counsel and Vice President of Human Resources and Business Development since April 2009, and he will continue to serve in those capacities as he assumes his new responsibilities as the Company’s interim COO.

Effective January 2, 2010, Rajeev Seshadri, resigned as our Chief Financial Officer and was replaced by Lawrence W. Tomsic as Chief Financial Officer.  Mr. Tomsic recently served as Controller for Alliance Residential Company, an apartment complex with 3,221 units and $90 million in annual sales. Previously, he was a Controller and Chief Financial Officer for various clients of JKL Consulting (including a planned unit development and a concrete contractor) from 2006-2008 and Chief Financial Officer of John R. Wood, Inc. (a real estate brokerage focusing on luxury residential housing and commercial properties) from 1997-2006. Mr. Tomsic worked as a financial officer and in other management positions for various companies (including U.S. Home Corporation and Collier Enterprises) from 1983-1997. He was also a senior auditor for Deloitte & Touche for three years. Mr. Tomsic holds a B.S. in Accounting from the University of Delaware and an M.B.A. in Accounting from the University of Denver.

Restructuring Activities

On January 4, 2010, our Board of Directors approved a reduction in force that resulted in the termination of approximately 33% of the Company's workforce, effective January 7, 2010. The reduction in force was related our ongoing restructuring and cost reduction efforts as the Board of Directors explores a variety of strategic alternatives, including the potential sale of the Company or certain of its assets and/or the acquisition of other entities or businesses.

We expect to incur charges of $98,000 in connection with the reduction in force, of which $98,000 will be incurred for one-time employee termination benefits. Substantially all of these charges will be expensed in the second quarter of fiscal 2010 (ending March 31, 2010) and we estimate that substantially all of these charges will result in future cash expenditures.  No amounts have been accrued as of December 31, 2009 relating to these actions.

Results of Operations

The following sets forth a discussion of our financial results for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.  In evaluating our business, management reviews several key performance indicators including new customer signups, total customers in each line of business, revenues per customer, customer retention rates, etc.  However, given the changing nature of our business strategy, the decline in emphasis on our directory services segment and the infancy of our new Direct Sales line of business, we do not believe that presentation of such metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below.

Net Revenues

Three Months Ended December 31,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2009	$2,477,446	$(2,532,068)	(50.5)%
2008	$5,009,514

Net revenues decreased in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 due primarily to a decrease of approximately $3,100,000 in sales of our directory service products, reflecting the de-emphasis of this business line and the effects of the sale of our URL and a portion of our customer list.  However, this decrease was partially offset by an increase in our customer acquisition services of approximately $568,000 as a result of expanded marketing efforts related to these products and the further development in our business.

We expect a greater percentage of revenues to come from our customer acquisition services segment as we de-emphasize our directory services products in order to focus on our new business strategy.

Cost of Services

Three Months Ended December 31,	Cost of Services	Change from Prior Year	Percent Change from Prior Year

2009	$828,812	$(771,838)	(48.2)%
2008	$1,600,650

Cost of services decreased in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 attributable to a $1,024,000 decrease in costs associated with our directory services business, offset by a $252,000 increase in costs associated with our customer acquisition services, reflecting revenue changes in each of these business lines and our new business strategy.  Included in the decrease in costs associated with our directory services business is an expense reversal of approximately $130,000 in the first quarter of fiscal 2010 reflecting revised estimates of bad debt expense based on recent settlement experience.

Gross Profit

Three Months Ended December 31,	Gross Profit	Change from Prior Year	Percent Change from Prior Year

2009	$1,648,634	$(1,760,230)	(51.6)%
2008	$3,408,864

Gross profit decreased in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 due to a decline in revenues offset by changes in gross margins in our various lines of business.  The following table sets forth changes in our gross margin by business segment:

	Three Months Ended December 31,
	2009	2008

Direct Sales - Customer Acquisition Services -
Gross profit	$607,113	$290,925
Gross margin	44.3%	36.3%
Directory services -
Gross profit	$1,041,521	$3,117,939
Gross margin	94.0%	74.1%

The increase in gross margin in the customer acquisition services segment represents the results of economies of scale from the growth in this business as well as our cost-cutting initiatives.  However, given the infancy of this line of business, our margins are susceptible to fluctuations and are not necessarily indicative of future margins.  The increase in gross margin in our directory services segment reflects a decrease in inquiry fees and bad debt expense in the first quarter of fiscal 2010.  These expenses can also fluctuate from period to period and are not necessarily indicative of future margins.

General and Administrative Expenses

Three Months Ended December 31,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2009	$3,961,890	$(297,137)	(7.0)%
2008	$4,259,027

General and administrative expenses decreased in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 primarily due to the following:

•      Decreased compensation costs of approximately $268,000 primarily attributable to reductions in our workforce resulting from actions taken in fiscal 2009 including the closure of our Santa Clara office, partially offset by a $70,000 accrual for separation expenses related to changes in management in the first quarter of fiscal 2010;

•      A decrease of approximately $334,000 of depreciation and amortization expense primarily attributable to the impairment of intangible assets in the second quarter of fiscal 2009; and

•      Other miscellaneous expense decreases of $28,000; partially offset by

•      Increased professional fees of approximately $33,000 related to increased legal expenses incurred in response to certain legal actions brought against us; and

•      A $300,000 accrual for a litigation settlement in the first quarter of fiscal 2010 as outlined below.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009
Compensation for employees, leased employees, officers and directors	$2,241,198	$2,054,709	$2,392,081	$2,311,056	$2,508,836
Professional fees	488,993	336,273	421,700	411,564	455,832
Depreciation and amortization	225,653	211,336	186,077	560,383	559,289
Other general and administrative costs	1,006,046	451,300	813,124	771,352	735,070

Included in other general and administrative expenses for the first quarter of fiscal 2010 was an accrual of $300,000 related to a legal settlement with On-Call Superior Management (“OSM”)  and SMeVentures, Inc. (“SMe”).  See Part II, Item 1. Legal Proceedings in this report for further information.

Sales and Marketing Expenses

Three Months Ended December 31,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2009	$171,058	$(1,401,001)	(89.1)%
2008	$1,572,059

Sales and marketing expenses decreased in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 primarily due to the following:

•	$500,000 of decreased telemarketing and other customer acquisition costs as we began transitioning away from marketing activities geared toward our directory services business;

•	$838,000 of reduced customer acquisition costs associated with fulfillment contracts that have been terminated or reduced in scope; and

•	$63,000 of other miscellaneous cost decreases.

Operating Loss

Three Months Ended December 31,	Operating Loss	Change from Prior Year	Percent Change from Prior Year

2009	$(2,484,314)	$(62,092)	(2.6)%
2008	$(2,422,222)

The increase in operating loss for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 is the result of a decrease in gross profit, partially offset by decreases in operating expenses, each of which is described above.

 Total Other Income (Expense)

Three Months Ended December 31,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2009	$56,910	$(3,762,627)	(98.5)%
2008	$3,819,537

During the first quarter of fiscal 2010, we recognized $50,000 of income related to the adjustment of certain accruals associated with the sale of a portion of our customer list that occurred in the previous year.

During the first quarter of fiscal 2009, we entered into an agreement to sell our Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.   We had net gain from the sale of that asset of $3,805,778, which is reflected in other income.

The remaining activity in fiscal 2009 and fiscal 2008 consisted primarily of interest income on cash balances and short-term investments.

Income Tax Provision (Benefit)

Three Months Ended December 31,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2009	$99,975	$(352,901)	(77.9)%
2008	$452,876

In the second quarter of fiscal 2009, the Company established a valuation allowance against all deferred tax assets given the uncertainty with respect to future operations and we continue to maintain a full valuation allowance against such assets.  The income tax provision during the first quarter of fiscal 2010 reflects a true up to our income tax receivable based on information received during the preparation of our 2009 tax returns.  The income tax provision in the first quarter of fiscal 2009 reflects the tax impacts of our operating income.

Income (Loss) from Discontinued Operations

Three Months Ended December 31,	Income (Loss) from Discontinued Operations	Change from Prior Year	Percent Change from Prior Year

2009	$1,725	$58,803	103.0%
2008	$(57,078)

During the second quarter of fiscal 2009, we discontinued our classifieds business, as described above.  All prior periods have been restated to reflect the classifieds operating results, net of tax, as discontinued operations.  The decrease in loss in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 reflects the wind down of this line of business.

Net Income (Loss)

Three Months Ended December 31,	Net Income (Loss)	Change from Prior Year	Percent Change from Prior Year

2009	$(2,525,654)	$(3,413,015)	(384.6)%
2008	$887,361

Changes in net income (loss) are primarily attributable to changes in operating income, other income (expense), income tax expense and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1,285,000 for the first quarter of fiscal 2010 as compared to approximately $281,000 for the first quarter of fiscal 2009.  While our net income decreased by $3,413,000 in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, the net income for the prior period included a gain on the sale of an Internet domain name of $3,805,000, which was not included as part of operating cash flows (rather, it is a component of investing activities).  Other factors contributing to the change in operating cash flows include a decrease in non-cash expenses of $709,000 (including depreciation and amortization, stock-based compensation, deferred income taxes and provisions for uncollectible accounts) in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 and changes in working capital and other asset balances which favorably impacted cash flows by $687,000, including significant accounts receivable collections and changes in the income tax receivable balance which occurred in the first quarter of fiscal 2009.  Included in the changes in working capital was an accrual of $300,000 during the first quarter of fiscal 2010 pertaining to a legal settlement as described in Part II, Item 1 of this report.  This settlement is expected to be paid in February 2010.

Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings.  In the first quarter of fiscal 2010, we have been transitioning away from directory services toward our Direct Sales Services. While we have experienced significant revenue declines in this business segment, our accounts receivable have not shrunk commensurately as we have holdback accounts with our LEC billing service providers that are remitted to us over an extended period of time – typically between 120 and 180 days. We have concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with LEC service providers.  As of December 31, 2009, two such entities accounted for 26% and 19% of gross accounts receivable, respectively.

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

Net cash used for investing activities totaled approximately $171,000 for the first quarter of fiscal 2010 consisting of equipment and software development costs.  Net cash provided by investing activities was $3,719,000 for the first quarter of fiscal 2009 which was attributable to the sale of our Internet domain name www.yp.com, which generated cash proceeds of $3,850,000, partially offset by purchases of equipment and software development costs of $131,000.

Net cash used for financing activities was approximately $42,000 during the first quarter of fiscal 2010 compared to approximately $508,000 during the first quarter of fiscal 2009, primarily attributable to a reduction in the amount of treasury stock repurchases.  The timing of stock repurchases is influenced by market forces and our cash needs and requirements.

We had working capital of $6,913,000 as of December 31, 2009 compared to $9,251,000 as of September 30, 2009 with current assets decreasing by $1,922,000 and current liabilities increasing by $416,000 from September 30, 2009 to December 31, 2009.  Declines in working capital are primarily attributable to our operating net loss.

The following table summarizes our contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
Operating lease commitments	$1,230,514	$411,938	$424,525	$315,331	$78,720	$-	$-
Capital lease commitments	198,644	76,876	76,876	44,892	-	-	-
Noncanceleable service contracts	958,591	576,480	361,111	21,000	-	-	-
	$2,387,749	$1,065,294	$862,512	$381,223	$78,720	$-	$-

This table includes the service contract associated with the litigation settlement entered into on February 3, 2010 as previously described.  While we believe that our existing cash on hand and additional cash generated from operations will provide us with sufficient liquidity to meet our operating needs for the next 12 months, we will not be able to stay in business in the future without improvements in our profitability, additional financing or a fundamental change in our business. While we still continue to maintain our existing business lines, we are simultaneously exploring other strategic initiatives.

At December 31, 2009, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.  Disclosure controls are also designed with an objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, in order to allow timely consideration regarding required disclosures.

The evaluation of our disclosure controls by our principal executive officer and principal financial officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report.  Our management, including our principal executive officer and principal financial officer, does not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation as of the end of the period covered by this Quarterly Report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective as of the end of the period covered by this report.  During the period covered by this Quarterly Report, there have not been any changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as described below, as of December 31, 2009, we were not a party to any pending material legal proceedings other than claims that arise in the normal conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs.  Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.

With the exception of LiveDeal, Inc. v. On-Call Superior Management (“OSM”)  and SMeVentures, Inc. (“SMe”) described below, the Company has not recorded any accruals pertaining to its legal proceedings as they do not meet the criteria for accrual under FASB ASC 450.

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

Following unsuccessful settlement discussions in which the Attorney General’s office refused to enter into any agreement not to share the confidential information with third parties (including the Company’s opponents in pending private litigation), the Company sought a protective order in the State of Washington’s King County Superior Court (Case No. 06-2-39213-2 SEA) on September 8, 2009, which was denied on November 16, 2009.  The Company is appealing that decision with the State of Washington’s Court of Appeals (Division I, Case No. 64539-1) and has filed a motion to stay the effect of the November 16, 2009 ruling.  The appeal is pending.

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

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

On November 12, 2008, the Illinois Attorney General filed a complaint against us requesting money damages and injunctive relief for claims that we employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in part promoted premium Internet Yellow Page listings to Illinois consumers. LiveDeal has denied the allegations and is vigorously defending the claim.  Legal proceedings in the manner are ongoing and discovery began in April 2009.

LiveDeal, Inc. v. OnCall Superior Management (“OSM”)  and SMeVentures, Inc. (“SME”)

On April 6, 2009, LiveDeal sought a declaratory judgment with respect to the termination of certain contracts that it entered into with OSM and SME on November 1, 2007 and November 13, 2006, respectively.  Pursuant to the contracts, OSM and SME (both of which are call center managers based in the Philippines) were to provide certain telemarketing and other customer services to LiveDeal.  LiveDeal subsequently filed a complaint alleging breach of contract on May 29, 2009, and OSM and SME counterclaimed, also alleging breach of contract.  The lawsuit (CV 09-976-PHX-DGC) was pending in the United States District Court for the District of Arizona as of December 31, 2009, at which time LiveDeal had accrued a $300,000 reserve in connection with an anticipated settlement.

On February 3, 2010, the parties executed a Settlement Agreement and Mutual Release pursuant to which LiveDeal agreed to pay OSM and SME a total of $300,000 in cash in exchange for their agreement to terminate all litigation with respect to the 2006 and 2007 contracts.  The parties also entered into a new Services Agreement pursuant to which OSM agreed to provide certain services to LiveDeal until July 1, 2010 in exchange for cash payments totaling $125,000.

ITEM 1A.  RISK FACTORS

The following represent material changes to the factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009.

Our recent restructuring efforts may cause adverse business consequences.

On January 4, 2010, our Board of Directors approved a reduction in force that resulted in the termination of approximately 33% of our workforce, effective January 7, 2010.  This reduction in force could negatively impact both our ability to develop our existing business lines and our ability to service existing customers.  If so, we could experience adverse impacts on our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2009	700	$1.60	700
November 1-30, 2009	8,587	$2.00	8,587
December 1-31, 2009	3,023	$1.79	3,023
Total	12,310		12,310	$430,427

(1) In June 2009, the Company’s Board of Directors engaged a broker to make purchases pursuant to a $500,000 stock repurchase plan previously authorized by the Board.

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

LiveDeal, Inc.

Dated: February 12, 2010	/s/ Lawrence W. Tomsic
Lawrence W. Tomsic
Chief Financial Officer