Form 10-Q
period 2010-03-31
LIVEDEAL INC
filed 2010-05-14
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of April 30, 2010 was 6,063,918.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2010

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and September 30, 2009	3
	Unaudited Condensed Consolidated Statements of Operations
	for the Three and Six Months Ended March 31, 2010 and 2009	4
	Unaudited Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended March 31, 2010 and 2009	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	25

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	27

Signatures		28

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31.	September 30,
	2010	2009
	(unaudited)

Assets
Cash and cash equivalents	$5,467,114	$7,568,030
Certificates of deposit	300,000	100,000
Accounts receivable, net	1,254,770	1,478,183
Prepaid expenses and other current assets	493,798	326,442
Income taxes receivable	-	1,490,835
Total current assets	7,515,682	10,963,490
Accounts receivable, long term portion, net	505,496	1,039,403
Property and equipment, net	519,327	615,906
Deposits and other assets	87,327	81,212
Intangible assets, net	2,240,183	2,336,714
Total assets	$10,868,015	$15,036,725

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$735,082	$549,681
Accrued liabilities	995,445	1,092,811
Current portion of capital lease obligation	60,549	69,612
Total current liabilities	1,791,076	1,712,104
Long term portion of capital lease obligation	68,068	117,073
Total liabilities	1,859,144	1,829,177

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,106,433 and 6,133,433 shares issued, 6,063,918 and 6,104,327 shares outstanding at March 31, 2010 and September 30, 2009, respectively	6,106	6,133
Treasury stock (42,515 and 29,106 shares carried at cost at March 31, 2010 and September 30, 2009, respectively)	(70,923)	(45,041)
Paid in capital	20,407,741	20,280,377
Accumulated deficit	(11,344,919)	(7,044,787)
Total stockholders' equity	9,008,871	13,207,548

Total liabilities and stockholders' equity	$10,868,015	$15,036,725

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Net revenues	$2,165,653	$3,548,275	$4,643,100	$8,557,789
Cost of services	1,022,339	1,466,882	1,851,152	3,067,532
Gross profit	1,143,314	2,081,393	2,791,948	5,490,257

Operating expenses:
General and administrative expenses	3,138,052	4,054,354	7,099,942	8,313,381
Impairment of goodwill	-	4,350,042	-	4,350,042
Impairment of intangible assets	-	3,516,068	-	3,516,068
Sales and marketing expenses	90,054	713,326	261,111	2,285,385
Total operating expenses	3,228,106	12,633,790	7,361,053	18,464,876
Operating loss	(2,084,792)	(10,552,397)	(4,569,105)	(12,974,619)
Other income (expense):
Interest income, net	3,608	6,159	10,518	19,919
Other income (expense)	(22,693)	3,458,220	27,307	7,263,998
Total other income (expense)	(19,085)	3,464,379	37,825	7,283,917

Loss before income taxes	(2,103,877)	(7,088,018)	(4,531,280)	(5,690,702)
Income tax provision (benefit)	(330,357)	6,790,410	(231,026)	7,243,287
Loss from continuing operations	(1,773,520)	(13,878,428)	(4,300,254)	(12,933,989)

Discontinued operations
Income (loss) from discontinued component, including disposal costs	-	(8,309,685)	1,725	(8,400,806)
Income tax provision (benefit)	-	(3,104,498)	644	(3,138,541)
Income (loss) from discontinued operations	-	(5,205,187)	1,081	(5,262,265)

Net loss	$(1,773,520)	$(19,083,615)	$(4,299,173)	$(18,196,254)

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.30)	$(2.32)	$(0.72)	$(2.15)
Discontinued operations	-	(0.87)	-	(0.88)
Net loss	$(0.30)	$(3.19)	$(0.72)	$(3.03)
Weighted average common shares outstanding:
Basic	5,996,526	5,983,490	5,995,939	6,010,521
Diluted	5,996,526	5,983,490	5,995,939	6,010,521

See accompanying notes to unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,299,173)	$(18,196,254)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	443,853	1,902,347
Non-cash stock compensation expense	7,205	45,882
Amortization of deferred stock compensation	120,131	(132,367)
Deferred income taxes	-	3,705,525
Provision for uncollectible accounts	648,561	836,873
Non-cash impairment of goodwill and intangibles	-	16,111,494
Gain on sale of customer list	-	(2,815,952)
Gain on sale of internet domain name	-	(3,805,778)
Gain on amendment of directory services contract	-	(642,268)
Loss on disposal of property and equipment	74,271	37,943
Changes in assets and liabilities:
Accounts receivable	108,760	2,174,384
Prepaid expenses and other current assets	(167,356)	(24,965)
Deposits and other assets	(6,114)	1,835
Accounts payable	185,400	(585,918)
Accrued liabilities	(98,325)	93,603
Income taxes receivable and payable	1,490,835	396,460

Net cash used in operating activities	(1,491,952)	(897,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of internet domain name	-	3,850,000
Proceeds from sale of customer list	-	2,783,097
Proceeds from amendment of directory services contract	-	642,268
Expenditures for intangible assets	(268,693)	(339,372)
Investment in CD's and other securities	(200,000)	-
Purchases of equipment	(56,321)	(65,104)

Net cash provided by (used in) investing activities	(525,014)	6,870,889

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations	(58,068)	(35,561)
Purchase of treasury stock	(25,882)	(487,480)

Net cash used in financing activities	(83,950)	(523,041)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,100,916)	5,450,692

CASH AND CASH EQUIVALENTS, beginning of period	7,568,030	4,639,787

CASH AND CASH EQUIVALENTS, end of period	$5,467,114	$10,090,479

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Accrued and unpaid dividends	$958	$958

Interest paid	$3,777	$5,997

Income tax paid (received)	$(1,721,217)	$1,960

See accompanying notes to unaudited condensed consolidated financial statements

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of LiveDeal, Inc. (formerly YP Corp.), a Nevada corporation, and its wholly owned subsidiaries (collectively the “Company”).  The Company delivers local customer acquisition services for small and medium-sized businesses to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet.

The accompanying condensed consolidated balance sheet as of September 30, 2009, which has been derived from audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of March 31, 2010 and for the three and six months ended March 31, 2010 and March 31, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three and six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2010.  The footnote disclosures related to the interim financial information included herein are also unaudited.  Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2009 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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

Note 2:  Balance Sheet Information

Balance sheet information is as follows:

	March 31,	September 30,
	2010	2009

Receivables, current, net:
Accounts receivable, current	$2,798,302	$3,776,966
Less: Allowance for doubtful accounts	(1,543,532)	(2,298,783)
	$1,254,770	$1,478,183
Receivables, long term, net:
Accounts receivable, long term	$1,019,541	$1,581,946
Less: Allowance for doubtful accounts	(514,045)	(542,543)
	$505,496	$1,039,403
Total receivables, net:
Gross receivables	$3,817,843	$5,358,912
Allowance for doubtful accounts	(2,057,577)	(2,841,326)
	$1,760,266	$2,517,586

Our accounts receivable consist primarily of amounts due from customers of our directory services business.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	March 31,	September 30,
	2010	2009
Property and equipment, net:
Leasehold improvements	$239,271	$235,056
Furnishings and fixtures	336,067	336,067
Office, computer equipment and other	704,390	692,317
	1,279,728	1,263,440
Less: Accumulated depreciation	(760,401)	(647,534)
	$519,327	$615,906

	March 31,	September 30,
	2010	2009
Intangible assets, net:
Domain name and marketing related intangibles	$1,509,600	$6,699,600
Non-compete agreements	-	3,465,000
Website and technology related intangibles	1,898,493	4,678,970
	3,408,093	14,843,570
Less: Accumulated amortization	(1,167,910)	(12,506,856)
	$2,240,183	$2,336,714

During fiscal 2009, a significant amount of the Company’s intangible assets were determined to be impaired and for comparative purposes, the original cost and accumulated amortization amounts were set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  As of March 31, 2010, the cost and accumulated amortization on all fully amortized assets were removed from the Company’s books.

	March 31,	September 30,
	2010	2009

Accrued liabilities:
Deferred revenue	$122,249	$148,916
Accrued payroll and bonuses	116,727	289,944
Accruals under revenue sharing agreements	170,663	314,754
Accrued expenses - other	585,806	339,197
	$995,445	$1,092,811

Note 3:  Restructuring Activities

On January 4, 2010, the Board of Directors of the Company approved a reduction in force that resulted in the termination of approximately 33% of the Company's workforce, effective January 7, 2010.  On February 23, 2010, the Board of Directors of the Company approved an additional  reduction in force that resulted in the termination of approximately 20% of the Company’s workforce, effective March 4, 2010.  These reductions in force were related to our ongoing restructuring and cost reduction efforts as the Board of Directors explores a variety of strategic alternatives, including the potential sale of the Company or certain of its assets and/or the acquisition of other entities or businesses.

The Company incurred charges of $143,000 in connection with these reductions in force, consisting entirely of employee termination benefits.  All amounts were paid as of March 31, 2010.

Note 4:  Stock-based Compensation

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

During the three months and six months ended March 31, 2010, the Company recognized compensation expense of $15,365 and $7,205, respectively, and $26,026 and $45,882 for the three and six months ending March 31, 2009 respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures.  During the three months ended December 31, 2009, the Company changed the estimated forfeiture rate of awards from 40% to 60% based on actual forfeiture experience and other factors, resulting in a net benefit from the expense reversal of $8,160.  There were no such changes in the estimated forfeiture rate in the three months ending March 31, 2010.

On November 23, 2009, the Company granted an aggregate of 250,000 options to Richard Sommer, the Company’s then-current CEO, with an exercise price equal to the stock price on the date of grant and scheduled to vest according to the following schedule: 25% on October 29, 2010 (the first anniversary of the date of grant) and 1/36 of the remainder each month beginning on November 29, 2010.  As Mr. Sommer resigned on January 4, 2010, all such options were forfeited.  Given this forfeiture, the Company elected not to expense such options because the effects on the financial statements would not have been material.  No other options were granted during the six months ended March 31, 2010.

The Company had stock option activity summarized as follows:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
	Number of	Exercise	Fair	Remaining	Intrinsic
	Shares	Price	Value	Contractual Life	Value
Outstanding at September 30, 2009	330,000
Granted at market price	250,000	$1.95	n/m
Exercised	-	-
Forfeited	(280,000)	$1.92
Outstanding at December 31, 2009	300,000	$1.45		8.6	$-
Exercisable	97,917	$1.45		8.6	$-

As noted above, Mr. Sommer’s 250,000 options were forfeited in connection with his resignation on January 4, 2010.  The following table summarizes information about the Company’s outstanding stock options at March 31, 2010:

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
Range of Exercise Prices	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

Less than $2.00 per share	97,917	$1.45	202,083	1.45	300,000	$1.45

At March 31, 2010, future stock compensation expense (net of estimated forfeitures) not yet recognized is $160,018, which the Company expects will be amortized over a weighted-average remaining vesting period of 2.6 years.

From time to time, the Company also has historically granted shares of restricted stock to certain individuals.  The following table sets forth the activity with respect to compensation-related restricted stock grants during the six months ended March 31, 2010:

Outstanding (unvested) at September 30, 2009	106,425
Granted	-
Forfeited	(27,000)
Vested	(12,000)
Outstanding (unvested) at March 31, 2010	67,425

Total unrecognized stock compensation expense related to unvested awards totaled $205,908 at March 31, 2010, which the Company expects will be amortized over a weighted-average period of 1.4 years.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Note 5:  Treasury Stock

The Company’s treasury stock consists of shares repurchased on the open market or shares received through various agreements with third parties.  The value of such shares is determined based on cash paid or quoted market prices.  During the three and six months ended March 31, 2010, the Company acquired an aggregate of 1,000 and 13,310 shares of common stock for an aggregate purchase price of $1,350 and $25,882, respectively.  At March 31, 2010, an aggregate of 42,515 shares of common stock were held as treasury shares.

Note 6:  Net Loss per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s unaudited condensed consolidated balance sheet.  Diluted net loss per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period.  Potential common shares consist of the incremental common shares issuable from restricted shares, stock options and convertible preferred stock.  Preferred stock dividends are subtracted from net loss to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Net loss from continuing operations	$(1,773,520)	$(13,878,428)	$(4,300,254)	$(12,933,989)
Less: preferred stock dividends	(479)	(479)	(958)	(958)
Net loss from continuing operations applicable to common stock	(1,773,999)	(13,878,907)	(4,301,212)	(12,934,947)
Income (loss) from discontinued operations	-	(5,205,187)	1,081	(5,262,265)
Net loss applicable to common stock	$(1,773,999)	$(19,084,094)	$(4,300,131)	$(18,197,212)

Basic weighted average common shares outstanding:	5,996,526	5,983,490	5,995,939	6,010,521
Add incremental shares for:
Unvested restricted stock	-	-	-	-
Series E convertible preferred stock	-	-	-	-
Stock options	-	-	-	-
Diluted weighted average common shares outstanding:	5,996,526	5,983,490	5,995,939	6,010,521

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.30)	$(2.32)	$(0.72)	$(2.15)
Discontinued operations	-	(0.87)	-	(0.88)
Net loss	$(0.30)	$(3.19)	$(0.72)	$(3.03)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were antidilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Options to purchase shares of common stock	300,000	540,217	425,683	476,064
Series E convertible preferred stock	127,840	127,840	127,840	127,840
Shares of non-vested restricted stock	67,425	158,425	80,999	188,589
	495,265	826,482	634,522	792,493

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Note 7:  Income Taxes

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

During the six months ended March 31, 2010, the Company recognized an income tax benefit of $230,382 associated with a true up to our income tax receivable based on information received during the preparation of our 2009 tax returns.

Note 8:  Commitments and Contingencies

Operating Leases and Service Contracts

As of March 31, 2010, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
Operating lease commitments	$1,098,774	$273,848	$430,875	$315,331	$78,720	$-	$-
Noncanceleable service contracts	1,482,820	620,709	721,111	141,000	-	-	-
	$2,581,594	$894,557	$1,151,986	$456,331	$78,720	$-	$-

This table excludes minimum payment obligations under capital leases as such obligations are set forth elsewhere in this footnote.

Capital leases

As of March 31, 2010, future obligations under non-cancelable capital leases are as follows for the fiscal years ended September 30:

2010	$32,071
2011	64,143
2012	37,417
2013	-
2014	-
Thereafter	-
Total minimum lease payments	133,631
Less imputed interest	(5,014)
Present value of minimum lease payments	128,617
Less: current maturities of capital lease obligations	60,549
Noncurrent maturities of capital lease obligations	$68,068

Litigation

Except as described below, as of March 31, 2010, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business.  While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations (except with respect to the legal settlement with OSM and SMe described below), litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which a ruling occurs.  The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operations could change in the future.

With the exception of the settlement with OSM and SMe described below, the Company has not recorded any accruals pertaining to its legal proceedings as they do not meet the criteria for accrual under FASB ASC 450.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

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

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. ("GES") filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court.  GES has alleged in its complaint that the Company's use of activator checks violated the Washington Consumer Protection Act.  GES is seeking injunctive relief against the Company’s use of the checks, as well as a judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class.  LiveDeal has denied the allegations.  The Court denied both parties’ dispositive motions.  Litigation is ongoing.

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

On November 12, 2008, the Illinois Attorney General filed a complaint in the Circuit Court of the Seventh Judicial Circuit of the State of Illinois (Sangamon County) against the Company requesting money damages and injunctive relief for claims that we employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in part promoted premium Internet Yellow Page listings to Illinois consumers.  LiveDeal has denied the allegations and is vigorously defending the claim.  Legal proceedings in the matter are ongoing.

LiveDeal, Inc. v. OnCall Superior Management (“OSM”) and SMeVentures, Inc. (“SME”)

On April 6, 2009, LiveDeal sought a declaratory judgment with respect to the termination of certain contracts that it entered into with OSM and SME on November 1, 2007 and November 13, 2006, respectively.  Pursuant to the contracts, OSM and SME (both of which are call center managers based in the Philippines) were to provide certain telemarketing and other customer services to LiveDeal.  LiveDeal subsequently filed a complaint in the United States District Court for the District of Arizona (CV 09-976-PHX-DGC) alleging breach of contract on May 29, 2009, and OSM and SME counterclaimed, also alleging breach of contract.

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

Note 9:  Concentration of Credit Risk

The Company maintains cash balances at major nationwide institutions in Arizona, California and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with LEC service providers.  Four such entities accounted for 27%, 23%, 17% and 11% of gross receivables at March 31, 2010 and three such entities accounted for 23%, 22%, and 18% of gross receivables at September 30, 2009, respectively.

Note 10:  Segment Reporting

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	Six Months Ended March 31, 2010
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$2,209,340	$2,433,760	$-	$4,643,100
Cost of services	184,797	1,666,356	-	1,851,153
Gross profit	2,024,543	767,404	-	2,791,947
Operating expenses	-	-	7,361,053	7,361,053
Operating income (loss)	2,024,543	767,404	(7,361,053)	(4,569,106)
Other income (expense)	-	-	37,825	37,825
Income (loss) before income taxes and discontinued operations	$2,024,543	$767,404	$(7,323,228)	$(4,531,281)

	Six Months Ended March 31, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$6,863,243	$1,694,546	$-	$8,557,789
Cost of services	2,127,690	939,842	-	3,067,532
Gross profit	4,735,553	754,704	-	5,490,257
Operating expenses	-	-	18,464,876	18,464,876
Operating income (loss)	4,735,553	754,704	(18,464,876)	(12,974,619)
Other income (expense)	-	-	7,283,917	7,283,917
Income (loss) before income taxes and discontinued operations	$4,735,553	$754,704	$(11,180,959)	$(5,690,702)

Included in the decrease in costs associated with the directory services business segment is an expense reversal of approximately $130,000 in the first six months of fiscal 2010 reflecting revised estimates of bad debt expense based on recent settlement experience.

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	March 31, 2010
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$1,208,835	$45,935	$1,254,770
Accounts receivable, net - long term	505,496	-	505,496
Total accounts receivable, net	$1,714,331	$45,935	$1,760,266

	September 30, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$1,442,037	$36,146	$1,478,183
Accounts receivable, net - long term	1,039,403	-	1,039,403
Total accounts receivable, net	$2,481,440	$36,146	$2,517,586

The Company has no intersegment revenues.  All of the Company’s revenues are derived from sales to external customers, from operations in the United States, and no single customer accounts for more than 10 percent of the Company’s revenues.

Note 11:  Liquidity

While the Company believes that its existing cash on hand will provide it with sufficient liquidity to meet its operating needs for the next 12 months, it will not be able to stay in business in the future without improvements in its profitability, additional financing or a fundamental change in its business.  As the Company continues to maintain its existing business lines, it is simultaneously exploring other strategic initiatives.

Note 12:  Recent Accounting Pronouncements

In December 2007, the FASB amended ASC 805, Business Combinations and FASB ASC 810 “Consolidations”.  FASB ASC 805 and FASB ASC 810 are products of a joint project between the FASB and the International Accounting Standards Board.  The revised standards continue the movement toward the greater use of fair values in financial reporting.  FASB ASC 805 will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  These changes include the expensing of acquisition related costs and restructuring costs when incurred, the recognition of all assets, liabilities and noncontrolling interests at fair value during a step-acquisition, and the recognition of contingent consideration as of the acquisition date if it is more likely than not to be incurred.  FASB ASC 810 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  The changes to FASB ASC 805 and 810 are effective for both public and private companies for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for companies with calendar year-ends).  FASB ASC 805 will be applied prospectively.  FASB ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FASB ASC 810 shall be applied prospectively.  Early adoption is prohibited for both these amendments.  The adoption of these amendments did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB amended ASC 815, “Derivatives and Hedging”.  FASB ASC 815 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto.  The requirements of FASB ASC 815 are effective for interim and annual periods beginning after November 15, 2008.  The adoption of this amendment did not have a material impact on the Company’s financial position or results of operations.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

In April 2008, the FASB amended ASC 350 “Intangibles – Goodwill and Other”.  FASB ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350.  The intent of the amendment is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805.  Amendments to ASC 350 are effective for fiscal years beginning after December 15, 2008 and was effective for the Company on October 1, 2009.  The adoption of this amendment did not impact the Company’s financial position or results of operations.

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

Note 13:  Subsequent Events

We have evaluated subsequent events through May 14, 2010, which is the date the condensed consolidated financial statements were issued, and there are no subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2010, this “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended September 30, 2009.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained herein include, but are not limited to, our belief that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next 12 months; that our customer acquisition services will account for a larger percentage of total net revenues in the future; expectations about stock option and restricted stock vesting; trends relating to our accounts receivable; the timing, amount and expectations about the cost and impact of legal proceedings that we are involved in; our expectation that we will experience declining revenues in our Business Directory segment; trends in Internet advertising and customer acquisition strategies; our expectation that we will continue to experience operating losses and operating cash outflows; our plans and expectations with respect to new product and service offerings in our Business Directory segment; and strategic alternatives we may pursue and their potential impact on the Company.  Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations, and financial position.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Company

LiveDeal, Inc. provides local customer acquisition services for small businesses to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet.  LiveDeal delivers local search engine marketing (SEM) utilizing an inside sales team.  LiveDeal resells search products from Google, Yahoo!, Bing and others as part of its SEM marketing and also provides website , hosting and Internet syndication services.  LiveDeal, Inc. is headquartered in Las Vegas, Nevada.  For more information, please visit www.livedeal.com.

We have two inter-related primary lines of business: (1) we deliver a suite of customer acquisition services for small businesses, sold via telemarketing and supported by our websites, distribution network, and best of breed software developed to manage search and other Internet services efficiently, and (2) we deliver a suite of promotional and operational support services for small businesses that include but are not limited to submission in local online maps and directories, webhosting, newsletters, teleconferencing, electronic fax, file storage, and call routing sold via telemarketing and supported by an online, self service customer portal.

Summary Business Description

Direct Sales Services (also known as Telesold Suite Services)

Commencing in February 2008, we added a new line of business.  This line of business is based around using telesales and Internet customer acquisition technologies to deliver a suite of customer acquisition services to small businesses.  We believe the most significant of these customer acquisition services is Internet search and search-related advertising services.  The Company’s strategy is to position its solutions where 85-95% of Internet and mobile search activity for local business services occurs:  search engine results, the most popular business directories, and the top social network destinations.  This development is intended to create a presence, and enable individuals and businesses to find our customers without ever going to a specific directory.  The small business whose website information or advertising message is identified by a search becomes the likely recipient of that business.  The Company’s research indicates there are half a billion unique local searches a month on Google.  On Yahoo alone, 100 million unique visitors per month search with “local intent”. On top of that data, rapidly rising smart-phone sales will increase mobile search utilization.  Therefore, we believe utilizing mobile, Internet search and related advertising is fast becoming a necessity for small businesses.

Another key Internet development is the rise of user review sites and services, such as Yelp.com and social networking sites, such as Facebook.  At these sites, consumers let each other know about their experiences with local businesses.  They rate and comment on the businesses.  The sites also tend to provide some aspects of traditional directories as well as new services, such as placing businesses on a local map, providing driving directions, etc.  At these sites, as with Internet search, consumers can select businesses for their commerce without ever using a traditional directory.  Consumers are instead pursuaded to frequent a specific business based on the experiences of others.

With the emergence of these new Internet capabilities, and others that are fast emerging, the role of directories, both paper and Internet, is becoming less relevant in the customer acquisition process.  Search, review and social networking sites are becoming the new standard.  We believe these sites will provide the greatest value for both customers and businesses.

Our websites offer businesses and consumers an affordable and effective solution for creating a web presence and marketing their products and services to a local audience through these new online media.

Our suite currently includes the following menu of services, but the range of services we deliver is designed to shift over time, based on the needs of our small business customers and the ever-changing state of Internet technology:

▪	Website URL acquisition services whereby we obtain website address names on behalf of our small business clients;

▪	Website development and deployment services where we create, house and manage websites on behalf of our small business clients;

▪
Website traffic and audience development services, which utilize sophisticated search engine marketing techniques, partnerships with other websites and other techniques to generate traffic to our customers’ websites, whether created by us or not;

▪	Website analytics and performance reports that generate information for our customers about activities on their websites and generate leads for their businesses based on Internet activities;

▪	Directory services whereby we provide both basic and enhanced directory listings for our customers on our own directory and on partner directories; and

▪
Business listing syndication whereby we provide for our customers a single point to publish their information on the top directories, create their point of presence in the search results of the major search engines, and broadcast their latest “happenings” on the most popular social networking destinations.

Business Directory

We use a business model similar to print Yellow Pages publishers for our Yellow Page directory.  We publish basic directory listings on the Internet.  Our directory listings contain the name, address and telephone number for almost 17 million U.S. businesses.  We strive to maintain a listing for almost every business in America in this format and we generate revenue from the sale of various advertising packages to listed businesses.  Previously, we shifted our business focus away from this line of business and sold our primary URL and a portion of our customer list, which contributed to a 68% decrease in net revenues in the six months ended March 31, 2010 compared to the same period in 2009.  We expect to continue to experience declining future revenues from this segment.

To counter the decrease in this line of business, we have redefined our business to business offerings to include a suite of promotional and operational support services for small businesses. Packages are in final testing now and we anticipate that they will be officially released to the marketplace within the next quarter.

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

As a result of these events and transactions, we have experienced a significant decline in revenues and have incurred recent operating losses and increased operating cash outflows.  These losses and operating cash outflows are expected to continue indefinitely as we address our new line of business.  The risks associated with our Company are outlined in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009.  We encourage all investors, prospective investors and other readers to refer to these risk factors.

As discussed above, we have recently redefined out strategy in our Business Directory segment to include a suite of promotional and operational support services for small businesses, which we believe we can offer in bundles to achieve competitive advantages as compared to our peers.  In addition, we are currently exploring a number of other strategic alternatives.  Such alternatives may include, but are not limited to, potential partnership, joint venture, divestiture, or liquidation strategies.  We make no statements with respect to the feasibility or likelihood of such transactions, or whether any such scenario or combination of scenarios necessarily may be in the best interest of all shareholders should they happen to occur.

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

Effective January 2, 2010, Rajeev Seshadri resigned as our Chief Financial Officer and was replaced by Lawrence W. Tomsic.  Mr. Tomsic recently served as Controller for Alliance Residential Company, an apartment complex with 3,221 units and $90 million in annual sales.  Previously, he was a Controller and Chief Financial Officer for various clients of JKL Consulting (including a planned unit development and a concrete contractor) from 2006-2008 and Chief Financial Officer of John R. Wood, Inc. (a real estate brokerage focusing on luxury residential housing and commercial properties) from 1997-2006.  Mr. Tomsic worked as a financial officer and in other management positions for various companies (including U.S. Home Corporation and Collier Enterprises) from 1983-1997.  He was also a senior auditor for Deloitte & Touche for three years.  Mr. Tomsic holds a B.S. in Accounting from the University of Delaware and an M.B.A. from the University of Denver.

On January 4, 2010, Mr. Sommer resigned as our Chief Executive Officer.  As a result of his departure, Mr. Sommer also resigned as a member of our Board of Directors.  Following Mr. Sommer’s departure, Kevin A. Hall was appointed as our interim Chief Operating Officer (COO).  Mr. Hall has been serving as our General Counsel and Vice President of Human Resources and Business Development since April 2009, and he continues to serve in those capacities.

Restructuring Activities

On January 4, 2010, our Board of Directors approved a reduction in force that resulted in the termination of approximately 33% of the Company's workforce, effective January 7, 2010.  On February 23, 2010, our Board of Directors approved an additional reduction in force that resulted in the termination of approximately 20% of our workforce, effective March 4, 2010.  These reductions in force were related to our ongoing restructuring and cost reduction efforts as the Board of Directors explores a variety of strategic alternatives, including the potential sale of the Company or certain of its assets and/or the acquisition of other entities or businesses.

We incurred charges of $143,000 in connection with the reductions in force, consisting of one-time employee termination benefits.  All amounts were paid as of March 31, 2010.

Results of Operations

The following sets forth a discussion of our financial results for the three and six months ended March 31, 2010 as compared to the three and six months ended March 31, 2009.  In evaluating our business, management reviews several key performance indicators including new customer signups, total customers in each line of business, revenues per customer, customer retention rates, etc.  However, given the changing nature of our business strategy, the decline in emphasis on our directory services segment and the infancy of our new Direct Sales line of business, we do not believe that presentation of such metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below.

Net Revenues

	Net Revenues
	2010	2009	Change	Percent

Three Months Ended March 31,	$2,165,653	$3,548,275	$(1,382,622)	(39)%
Six Months Ended March 31,	$4,643,100	$8,557,789	$(3,914,689)	(46)%

Net revenues decreased in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 due primarily to a decrease of approximately $1,682,000 in sales of our directory service products, reflecting the de-emphasis of this business line and the effects of the sale of our URL and a portion of our customer list.  However, this decrease was partially offset by an increase in our customer acquisition services of approximately $300,000 as a result of expanded marketing efforts related to these products and the further development in our business.

Net revenues decreased in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 for similar reasons, with a decrease of approximately $4,654,000 in directory service products and an increase of $739,000 in sales of customer acquisition services.

Cost of Services

	Cost of Services
	2010	2009	Change	Percent

Three Months Ended March 31,	$1,022,339	$1,466,882	$(444,543)	(30)%
Six Months Ended March 31,	$1,851,152	$3,067,532	$(1,216,380)	(40)%

Cost of services decreased in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 attributable to a $917,000 decrease in costs associated with our directory services business, offset by a $473,000 increase in costs associated with our customer acquisition services.  A portion of the change in these costs reflects changes in our revenue mix as a result of our new business strategy.  However, during the second quarter of fiscal 2010, we incurred bad debt expense of approximately $411,000 associated with our direct sales business, reflecting a reconciliation of our customer accounts.

Costs of services decreased in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 for similar reasons, with a $1,943,000 decrease in costs related to our directory services offset by increased costs related to our customer acquisition services of approximately $727,000.  Included in the decrease in costs associated with our directory services business is an expense reversal of approximately $130,000 in the first quarter of fiscal 2010 reflecting revised estimates of bad debt expense based on recent settlement experience.

Gross Profit

	Gross Profit
	2010	2009	Change	Percent

Three Months Ended March 31,	$1,143,314	$2,081,393	$(938,079)	(45)%
Six Months Ended March 31,	$2,791,948	$5,490,257	$(2,698,309)	(49)%

Gross profit decreased in the second quarter and first six months of fiscal 2010 as compared to the second quarter and first six months of fiscal 2009 due to a decline in revenues offset by changes in gross margins in our various lines of business.  The following table sets forth changes in our gross margin by business segment:

	Three Months Ended March 31,
	2010	2009

Direct Sales -
Customer Acquisition Services -
Gross profit	$160,291	$463,779
Gross margin	15.1%	52.0%
Directory services -
Gross profit	$983,023	$1,617,614
Gross margin	89.2%	60.9%

	Six Months Ended March 31,
	2010	2009

Direct Sales -
Customer Acquisition Services -
Gross profit	$767,404	$754,704
Gross margin	31.5%	44.5%
Directory services -
Gross profit	$2,024,543	$4,735,553
Gross margin	91.6%	69.0%

General and Administrative Expenses

	General and Administrative Expenses
	2010	2009	Change	Percent

Three Months Ended March 31,	$3,138,052	$4,054,354	$(916,302)	(23)%
Six Months Ended March 31,	$7,099,942	$8,313,381	$(1,213,439)	(15)%

General and administrative expenses decreased in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 primarily due to the following:

•      Decreased compensation costs of approximately $1,193,000 primarily attributable to reductions in our workforce resulting from actions taken in fiscal 2009 including the closure of our Santa Clara office and reductions in the workforce in January 2010 and March 2010, partially offset by a $70,000 accrual for separation expenses related to changes in management in the first quarter of fiscal 2010 and $143,000 of termination benefits related to our restructuring activities in the second quarter of fiscal 2010;

•      A decrease of approximately $342,000 of depreciation and amortization expense primarily attributable to the impairment of intangible assets in the second quarter of fiscal 2009;

•      Rent and utilities expense decreases of $121,000; and

•      Other miscellaneous expense decreases of $106,000; partially offset by

•      Increased professional fees of approximately $612,000 related to increased legal expenses incurred in response to certain legal actions brought against us; and

•      Increased stock-based compensation of approximately $234,000, primarily due to a reversal of $258,000 of stock based compensation during the second quarter of fiscal 2009 reflecting changes in our estimated forfeiture rate associated with restricted stock awards.

General and administrative expenses decreased in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 for similar reasons, as outlined below:

•      Decreased compensation costs of approximately $1,450,000 primarily attributable to reductions in our workforce resulting from actions taken in fiscal 2009 and fiscal 2010 including the closure of our Santa Clara office and reductions in the workforce in January 2010 and March 2010, partially offset by a $70,000 accrual for separation expenses related to changes in management in the first quarter of fiscal 2010 and $143,000 of termination benefits related to our restructuring activities in the second quarter of fiscal 2010;

•      A decrease of approximately $676,000 of depreciation and amortization expense primarily attributable to the impairment of intangible assets in the second quarter of fiscal 2009;

•      Rent and utilities expense decreases of $185,000; and

•      Other miscellaneous expense decreases of $59,000; partially offset by

•      Increased professional fees of approximately $643,000 related to increased legal expenses incurred in response to certain legal actions brought against us;

•      Increased stock based compensation of approximately $214,000, primarily due to a reversal of $258,000 of stock based compensation during the second quarter of fiscal 2009 reflecting changes in our estimated forfeiture rate associated with restricted stock award; and

•      A $300,000 accrual for a litigation settlement in the first quarter of fiscal 2010 as outlined below.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009
Compensation for employees, leased employees, officers and directors	$1,352,108	$2,241,198	$2,054,709	$2,392,081	$2,311,056	$2,508,836
Professional fees	1,023,582	488,993	336,273	421,700	411,564	455,832
Depreciation and amortization	218,200	225,653	211,336	186,077	560,383	559,289
Other general and administrative costs	544,162	1,006,046	451,300	813,124	771,352	735,070

Included in other general and administrative expenses for the first quarter of fiscal 2010 was an accrual of $300,000 related to a legal settlement with On-Call Superior Management (“OSM”) and SMeVentures, Inc. (“SMe”).  See Part II, Item 1  (Legal Proceedings) in this report for further information.

Impairment of Goodwill and Other Intangible Assets

	Impairment of Goodwill and Other Intangible Assets
	2010	2009	Change	Percent

Three Months Ended March 31,	$-	$7,866,110	$(7,866,110)	n/a
Six Months Ended March 31,	$-	$7,866,110	$(7,866,110)	n/a

As described previously, we incurred an impairment charge in the second quarter of fiscal 2009 to write-down goodwill and other intangible assets.  No such charges were incurred in first six months of fiscal 2010.

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2010	2009	Change	Percent

Three Months Ended March 31,	$90,054	$713,326	$(623,272)	(87)%
Six Months Ended March 31,	$261,111	$2,285,385	$(2,024,274)	(89)%

Sales and marketing expenses decreased in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 primarily due to the following:

•	$287,000 of decreased telemarketing and other customer acquisition costs as we have been transitioning away from marketing activities geared toward our directory services business;

•	$145,000 of reduced customer acquisition costs associated with fulfillment contracts that have been terminated or reduced in scope; and

•	$191,000 of other miscellaneous cost decreases.

Sales and marketing expenses decreased in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 primarily due to the following:

•	$787,000 of decreased telemarketing and other customer acquisition costs;

•	$983,000 of reduced customer acquisition costs associated with fulfillment contracts that have been terminated or reduced in scope; and

•	$254,000 of other miscellaneous cost decreases.

Operating Loss

	Operating Loss
	2010	2009	Change	Percent

Three Months Ended March 31,	$(2,084,792)	$(10,552,397)	$8,467,605	(80)%
Six Months Ended March 31,	$(4,569,105)	$(12,974,619)	$8,405,514	(65)%

The decrease in operating loss for the second quarter and first six months of 2010 as compared to the second quarter and first six months of 2009 is primarily due to the impacts of the impairment charges that occurred in the second quarter of fiscal 2009 and decreased operating expenses in fiscal 2010, partially offset by the decrease in gross profit in fiscal 2010, each of which is described above.

 Total Other Income (Expense)

	Total Other Income (Expense)
	2010	2009	Change	Percent

Three Months Ended March 31,	$(19,085)	$3,464,379	$(3,483,464)	(101)%
Six Months Ended March 31,	$37,825	$7,283,917	$(7,246,092)	(99)%

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

The remaining activity in fiscal 2010 and fiscal 2009 consisted primarily of interest income on cash balances and short-term investments.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2010	2009	Change	Percent

Three Months Ended March 31,	$(330,357)	$6,790,410	$(7,120,767)	(105)%
Six Months Ended March 31,	$(231,026)	$7,243,287	$(7,474,313)	(103)%

In the second quarter of fiscal 2009, the Company established a valuation allowance against all deferred tax assets given the uncertainty with respect to future operations and we continue to maintain a full valuation allowance against such assets.  The income tax provision during the second quarter of fiscal 2010 and first six months of fiscal 2010 reflects a true up to our income tax receivable based on information received during the finalization of our 2009 tax returns.  The income tax provision in the second quarter of fiscal 2009 and first six months of fiscal 2009 reflects the tax impacts of changes in our pre-tax income, coupled with the establishment of a valuation allowance in the second quarter of fiscal 2009, which increased our income tax provision by $9,392,488.  While we are optimistic about our plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business model.  Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

Income (Loss) from Discontinued Operations

	Income (Loss) from Discontinued Operations
	2010	2009	Change	Percent

Three Months Ended March 31,	$-	$(5,205,187)	$5,205,187	(100)%
Six Months Ended March 31,	$1,081	$(5,262,265)	$5,263,346	(100)%

During the second quarter of fiscal 2009, we discontinued our classifieds business, as described above.  All prior periods have been restated to reflect the classifieds operating results, net of tax, as discontinued operations.  The decrease in loss in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 reflects the wind down of this line of business and the effects of the impairment charges (and related tax effects) which were incurred during fiscal 2009.

Net Income (Loss)

	Net Loss
	2010	2009	Change	Percent

Three Months Ended March 31,	$(1,773,520)	$(19,083,615)	$17,310,095	(91)%
Six Months Ended March 31,	$(4,299,173)	$(18,196,254)	$13,897,081	(76)%

Changes in net income (loss) are primarily attributable to changes in operating income, other income (expense), income tax expense and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1,492,000 for the first six months of fiscal 2010 as compared to approximately $897,000 for the first six months of fiscal 2009. While our net loss decreased by $13,897,000 in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009, the net loss for the prior period included a non cash impairment charge of $16,111,495 offset by gains on the sale of our domain name and customer list of $6,622,000, which are not included as part of operating cash flows. Other factors contributing to the change in operating cash flows include a decrease in noncash expenses of $4,460,000 (including depreciation and amortization, stock-based compensation, deferred income taxes , provisions for uncollectible accounts and other non-cash gains and losses).

With respect to our Direct Sales Services, we generally receive upfront payments averaging approximately one-sixth of the gross contract amount.  Subsequent payments are received on an installment basis after the application of the initial payment amounts and are billed ratably over the remaining life of the contract.  Most customers purchasing these services elect to use their credit cards to make payments, and therefore our collections are usually made within a few days of the installment due date.

Our most significant cash outflows include payments for marketing expenses and general operating expenses.  General operating cash outflows consist of payroll costs, income taxes, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used for investing activities totaled approximately $525,000 for the first six months of fiscal 2010 consisting of  $325,000 for equipment and software development costs and $200,000 to purchase a certificate of deposit.  Net cash provided by investing activities was $6,871,000 for the first six months of fiscal 2009 which was attributable to the sale of our Internet domain name www.yp.com, the sale of a portion of our customer list related to our directory services business, and an amendment to an existing directory services contract which provided aggregate cash inflows of $7,275,000, partially offset by purchases of equipment and software development costs of $404,000.

Net cash used for financing activities was approximately $84,000 during the first six months of fiscal 2010 compared to approximately $523,000 during the first six months of fiscal 2009, primarily attributable to a reduction in the amount of treasury stock repurchases due to a suspension of the program.  The timing of stock repurchases is influenced by market forces and our cash needs and requirements.

We had working capital of $5,725,000 as of March 31, 2010 compared to $9,251,000 as of September 30, 2009 with current assets decreasing by $3,448,000 and current liabilities increasing by $79,000 from September 30, 2009 to March 31, 2010.  Declines in working capital are primarily attributable to our operating net loss.

The following table summarizes our contractual obligations at March 31, 2010 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
Operating lease commitments	$1,098,774	$273,848	$430,875	$315,331	$78,720	$-	$-
Capital lease commitments	133,631	32,071	64,143	37,417	-	-	-
Noncanceleable service contracts	1,482,820	620,709	721,111	141,000	-	-	-
	$2,715,225	$926,628	$1,216,129	$493,748	$78,720	$-	$-

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

At March 31, 2010, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as described below, as of March 31, 2010, we were not a party to any pending material legal proceedings other than claims that arise in the normal conduct of our business.  While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs.  Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.

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

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. ("GES") filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court.  GES has alleged in its complaint that the Company's use of activator checks violated the Washington Consumer Protection Act.  GES is seeking injunctive relief against our use of the checks, as well as a judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class.  LiveDeal has denied the allegations.  The court denied both parties’ dispositive motions.  Litigation is ongoing.

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

On November 12, 2008, the Illinois Attorney General filed a complaint against us requesting money damages and injunctive relief for claims that we employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in part promoted premium Internet Yellow Page listings to Illinois consumers.  LiveDeal has denied the allegations and is vigorously defending the claim.  Legal proceedings in the manner are ongoing.

LiveDeal, Inc. v. OnCall Superior Management (“OSM”) and SMeVentures, Inc. (“SME”)

On April 6, 2009, LiveDeal sought a declaratory judgment with respect to the termination of certain contracts that it entered into with OSM and SME on November 1, 2007 and November 13, 2006, respectively.  Pursuant to the contracts, OSM and SME (both of which are call center managers based in the Philippines) were to provide certain telemarketing and other customer services to LiveDeal.  LiveDeal subsequently filed a complaint in the United States District Court for the District of Arizona (CV 09-976-PHX-DGC) alleging breach of contract on May 29, 2009, and OSM and SME counterclaimed, also alleging breach of contract.

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

ITEM 1A.  RISK FACTORS

The following represent material changes to the factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Our recent restructuring efforts may cause adverse business consequences.

On January 4, 2010, our Board of Directors approved a reduction in force that resulted in the termination of approximately 33% of our workforce, effective January 7, 2010.  On February 23, 2010, the Board of Directors of the Company approved an additional  reduction in force that resulted in the termination of approximately 20% of the Company’s workforce, effective March 4, 2010. These reductions in force could negatively impact both our ability to develop our existing business lines and our ability to service existing customers.  If so, we could experience adverse impacts on our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

d	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2010	1,000	$1.30	1,000
February 1-28, 2010	-		-
March 1-31, 2010	-		-
Total	1,000		1,000	$429,427

ITEM 6. EXHIBITS

The following exhibits are either attached hereto or incorporated herein by reference as indicated:

Exhibit Number	Description

10.1	Settlement Agreement and Mutual Release dated February 3, 2010

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: May 14, 2010	/s/ Lawrence W. Tomsic
Lawrence W. Tomsic
Chief Financial Officer