Form 10-Q
period 2010-06-30
LIVEDEAL INC
filed 2010-08-12
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer☐ (do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No  ☑

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 1, 2010 was 6,053,917.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

Page
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and September 30, 2009	3
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2010and2009	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2010and2009	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4. Controls and Procedures	23

PART II
OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	25

Item 6. Exhibits	25

Signatures	26

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
LIVEDEAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
	(unaudited)

Assets
Cash and cash equivalents	$4,144,198	$7,568,030
Certificates of deposit	300,000	100,000
Accounts receivable, net	1,168,239	1,478,183
Prepaid expenses and other current assets	348,364	326,442
Income taxes receivable	-	1,490,835
Total current assets	5,960,801	10,963,490
Accounts receivable, long term portion, net	419,823	1,039,403
Property and equipment, net	453,137	615,906
Deposits and other assets	71,377	81,212
Intangible assets, net	2,094,205	2,336,714
Total assets	$8,999,343	$15,036,725

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$372,943	$549,681
Accrued liabilities	809,778	1,092,811
Current portion of capital lease obligation	60,549	69,612
Total current liabilities	1,243,270	1,712,104
Long term portion of capital lease obligation	53,131	117,073
Total liabilities	1,296,401	1,829,177

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,096,433 and 6,133,433 shares issued, 6,053,917 and 6,104,327 shares outstanding at June 30, 2010 and September 30, 2009, respectively	6,096	6,133
Treasury stock (42,515 and 29,106 shares carried at cost at June 30, 2010 and September 30, 2009, respectively)	(70,923)	(45,041)
Paid in capital	20,442,237	20,280,377
Accumulated deficit	(12,685,334)	(7,044,787)
Total stockholders' equity	7,702,942	13,207,548

Total liabilities and stockholders' equity	$8,999,343	$15,036,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Net revenues	$1,651,107	$2,448,569	$6,294,207	$11,006,358
Cost of services	636,358	812,321	2,487,510	3,879,853
Gross profit	1,014,749	1,636,248	3,806,697	7,126,505

Operating expenses:
General and administrative expenses	2,357,797	3,812,983	9,457,739	12,126,364
Impairment of goodwill	-	-	-	4,350,042
Impairment of intangible assets	-	-	-	3,516,068
Sales and marketing expenses	1,826	130,627	262,937	2,416,012
Total operating expenses	2,359,623	3,943,610	9,720,676	22,408,486
Operating loss	(1,344,874)	(2,307,362)	(5,913,979)	(15,281,981)
Other income (expense):
Interest income, net	3,273	7,487	13,791	27,406
Other income (expense)	1,667	77,786	28,974	7,341,784
Total other income (expense)	4,940	85,273	42,765	7,369,190

Loss before income taxes	(1,339,934)	(2,222,089)	(5,871,214)	(7,912,791)
Income tax provision (benefit)	-	(105,117)	(231,026)	7,138,170
Loss from continuing operations	(1,339,934)	(2,116,972)	(5,640,188)	(15,050,961)

Discontinued operations
Income (loss) from discontinued component, including disposal costs	-	7,422	1,725	(8,393,384)
Income tax provision (benefit)	-	2,773	644	(3,135,769)
Income (loss) from discontinued operations	-	4,649	1,081	(5,257,615)

Net loss	$(1,339,934)	$(2,112,323)	$(5,639,107)	$(20,308,576)

Earnings per share - basic and diluted[1]:
Loss from continuing operations	$(0.22)	$(0.35)	$(0.94)	$(2.51)
Discontinued operations	-	-	-	(0.88)
Net loss	$(0.22)	$(0.35)	$(0.94)	$(3.38)
Weighted average common shares outstanding:
Basic	5,999,118	5,999,268	5,997,014	6,006,770
Diluted	5,999,118	5,999,268	5,997,014	6,006,770

1 Certain amounts may not total due to rounding of individual components.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,639,107)	$(20,308,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	658,957	2,088,425
Non-cash stock compensation expense	22,739	69,186
Amortization of deferred stock compensation	139,082	(207,098)
Deferred income taxes	-	4,541,475
Provision for uncollectible accounts	698,138	1,023,211
Non-cash impairment of goodwill and intangibles	-	16,111,494
Gain on sale of customer list	-	(2,815,952)
Gain on sale of internet domain name	-	(3,805,778)
Gain on amendment of directory services contract	-	(642,268)
Loss on disposal of property and equipment and intangible assets	27,647	37,943
Changes in assets and liabilities:
Accounts receivable	231,386	2,831,757
Prepaid expenses and other current assets	(21,922)	104,057
Deposits and other assets	9,835	1,835
Accounts payable	(176,738)	(442,825)
Accrued liabilities	(283,033)	170,619
Income taxes receivable and payable	1,490,835	(108,181)

Net cash used in operating activities	(2,842,181)	(1,350,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of internet domain name	-	3,850,000
Proceeds from sale of customer list	-	2,783,097
Proceeds from amendment of directory services contract	-	642,268
Proceeds from sale of property and equipment	4,999	-
Expenditures for intangible assets	(231,405)	(626,119)
Investment in certificate of deposits	(200,000)	(100,000)
Purchases of property and equipment	(54,921)	(91,838)

Net cash provided by (used in) investing activities	(481,327)	6,457,408

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	(1,437)	(1,437)
Principal repayments on capital lease obligations	(73,005)	(52,259)
Purchase of treasury stock	(25,882)	(487,480)

Net cash used in financing activities	(100,324)	(541,176)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,423,832)	4,565,556

CASH AND CASH EQUIVALENTS, beginning of period	7,568,030	4,639,787

CASH AND CASH EQUIVALENTS, end of period	$4,144,198	$9,205,343

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Accrued and unpaid dividends	$1,437	$1,437

Interest paid	$4,877	$5,997

Income tax paid (received)	$(1,721,217)	$1,960

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of LiveDeal, Inc. (formerly YP Corp.), a Nevada corporation, and its wholly owned subsidiaries (collectively, the “Company”).  The Company delivers local customer acquisition services for small and medium-sized businesses to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet.

The accompanying condensed consolidated balance sheet as of September 30, 2009, which has been derived from audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of June 30, 2010 andfor the three and nine months ended June 30, 2010 and June 30, 2009 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended June 30, 2010are not necessarily indicative of the results to be expected for the year ending September 30, 2010. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2009 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant estimates and assumptions have been used by management throughout the preparation of the condensed consolidated financial statements, including in conjunction with establishing allowances for customer refunds, non-paying customers, dilution and fees, analyzing the recoverability of the carrying amount of intangible assets, estimating forfeitures of stock-based compensation and evaluating the recoverability of deferred tax assets.  Actual results could differ from these estimates.

Note 2:  Balance Sheet Information

Balance sheet information is as follows:
	June 30,	September 30,
	2010	2009

Receivables, current, net:
Accounts receivable, current	$2,588,105	$3,776,966
Less: Allowance for doubtful accounts	(1,419,866)	(2,298,783)
	$1,168,239	$1,478,183
Receivables, long term, net:
Accounts receivable, long term	$884,628	$1,581,946
Less: Allowance for doubtful accounts	(464,805)	(542,543)
	$419,823	$1,039,403
Total receivables, net:
Gross receivables	$3,472,733	$5,358,912
Allowance for doubtful accounts	(1,884,671)	(2,841,326)
	$1,588,062	$2,517,586

Our accounts receivable consist primarily of amounts due from customers of our directory services business.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	June 30,	September 30,
	2010	2009
Property and equipment, net:
Leasehold improvements	$239,271	$235,056
Furnishings and fixtures	319,004	336,067
Office, computer equipment and other	704,388	692,317
	1,262,663	1,263,440
Less: Accumulated depreciation	(809,526)	(647,534)
	$453,137	$615,906

	June 30,	September 30,
	2010	2009
Intangible assets, net:
Domain name and marketing related intangibles	$1,509,600	$6,699,600
Non-compete agreements	-	3,465,000
Website and technology related intangibles	1,911,382	4,678,970
	3,420,982	14,843,570
Less: Accumulated amortization	(1,326,777)	(12,506,856)
	$2,094,205	$2,336,714

During fiscal 2009, a significant amount of the Company’s intangible assets were determined to be impaired and for comparative purposes, the original cost and accumulated amortization amounts were set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  As of June 30, 2010, the cost and accumulated amortization on all fully amortized assets were removed from the Company’s books.

	June 30,	September 30,
	2010	2009

Accrued liabilities:
Deferred revenue	$110,757	$148,916
Accrued payroll and bonuses	157,796	289,944
Accruals under revenue sharing agreements	164,087	314,754
Accrued expenses - other	377,138	339,197
	$809,778	$1,092,811

Note 3:  Restructuring Activities

On January 4, 2010, the Board of Directors of the Company (the “Board”) approved a reduction in force that resulted in the termination of approximately 33% of the Company's workforce, effective January 7, 2010.  On February 23, 2010, the Board approved an additional reduction in force that resulted in the termination of approximately 20% of the Company’s workforce, effective March 4, 2010.  These reductions in force were related to our ongoing restructuring and cost reduction efforts as the Board continues to explore a variety of strategic alternatives, including, but not limited to, the potential sale of the Company or certain of its assets and/or the acquisition of other entities or businesses.

The Company incurred expenses of $143,000 in connection with these reductions in force, consisting entirely of employee termination benefits.  All amounts were paid as of June 30, 2010.

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

During the three months and nine months ended June 30, 2010, the Company recognized compensation expense of $15,536 and $22,741, respectively, and $23,304 and $69,186 for the three and nine months ending June 30, 2009 respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures.  During the three months ended December 31, 2009, the Company changed the estimated forfeiture rate of awards from 40% to 60% based on actual forfeiture experience and other factors, resulting in a net benefit from the expense reversal of $8,160.  There were no such changes in the estimated forfeiture rate in the three months ending June 30, 2010.

On November 23, 2009, the Company granted an aggregate of 250,000 options to Richard Sommer, the Company’s then-current Chief Executive Officer, with an exercise price equal to the stock price on the date of grant and scheduled to vest according to the following schedule: 25% on October 29, 2010 (the first anniversary of the date of grant) and 1/36 of the remainder each month beginning on November 29, 2010.  In connection with Mr. Sommer’s resignation on January 4, 2010, all such options were forfeited.  Given this forfeiture, the Company elected not to expense such options because the effects on the financial statements would not have been material.  No other options were granted during the nine months ended June 30, 2010.

The Company had stock option activity summarized as follows during the nine months ended June 30, 2010:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
	Number of	Exercise	Fair	Remaining	Intrinsic
	Shares	Price	Value	Contractual Life	Value
Outstanding at September 30, 2009	330,000
Granted at market price	250,000	$1.95	n/m
Exercised	-	-
Forfeited	(530,000)	$1.70
Outstanding at June 30, 2010	50,000	$1.45		8.4	$-
Exercisable	19,792	$1.45		8.4	$-

As noted above, Mr. Sommer’s 250,000 options were forfeited in connection with his resignation on January 4, 2010.  The following table summarizes information about the Company’s outstanding stock options at June 30, 2010:

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
Range of Exercise Prices	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

Less than $2.00 per share	19,792	$1.45	30,208	1.45	50,000	$1.45

At June 30, 2010, future stock compensation expense (net of estimated forfeitures) not yet recognized is $144,481, which the Company expects will be amortized over a weighted-average remaining vesting period of 2.4 years.

From time to time, the Company also has historically granted shares of restricted stock to certain individuals.  The following table sets forth the activity with respect to compensation-related restricted stock grants during the nine months ended June 30, 2010:

Outstanding (unvested) at September 30, 2009	106,425
Granted	-
Forfeited	(37,000)
Vested	(20,000)
Outstanding (unvested) at June 30, 2010	49,425

Total unrecognized stock compensation expense related to unvested awards totaled $181,142 at June 30, 2010, which the Company expects will be amortized over a weighted-average period of 1.6 years.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Note 5:  Treasury Stock

The Company’s treasury stock consists of shares repurchased on the open market or shares received through various agreements with third parties.  The value of such shares is determined based on cash paid or quoted market prices.  During the three and nine months ended June 30, 2010, the Company acquired an aggregate of 0 and 13,310 shares of common stock for an aggregate purchase price of $0 and $25,882, respectively.  At June 30, 2010,an aggregate of 42,515 shares of common stock were held as treasury shares.

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

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Net loss from continuing operations	$(1,339,934)	$(2,116,972)	$(5,640,188)	$(15,050,961)
Less: preferred stock dividends	(479)	(479)	(1,437)	(1,437)
Net loss from continuing operations applicable to common stock	(1,340,413)	(2,117,451)	(5,641,625)	(15,052,398)
Income (loss) from discontinued operations	-	4,649	1,081	(5,257,615)
Net loss applicable to common stock	$(1,340,413)	$(2,112,802)	$(5,640,544)	$(20,310,013)

Basic weighted average common shares outstanding:	5,999,118	5,999,268	5,997,014	6,006,770
Add incremental shares for:
Unvested restricted stock	-	-	-	-
Series E convertible preferred stock	-	-	-	-
Stock options	-	-	-	-
Diluted weighted average common shares outstanding:	5,999,118	5,999,268	5,997,014	6,006,770

Earnings per share - basic and diluted[1]:
Loss from continuing operations	$(0.22)	$(0.35)	$(0.94)	$(2.51)
Discontinued operations	-	-	-	(0.88)
Net loss	$(0.22)	$(0.35)	$(0.94)	$(3.38)

1 Certain amounts may not total due to rounding of individual components.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were antidilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Options to purchase shares of common stock	50,000	330,000	300,912	427,554
Series E convertible preferred stock	127,840	127,840	127,840	127,840
Shares of non-vested restricted stock	49,425	125,175	70,513	167,528
	227,265	583,015	499,265	722,922

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

During the nine months ended June 30, 2010, the Company recognized an income tax benefit of $230,382 associated with a true up to our income tax receivable based on information received during the preparation of our 2009 tax returns.

Note 8:  Commitments and Contingencies

Operating Leases and Service Contracts

As of June 30, 2010, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
Operating lease commitments	$943,101	$125,674	$423,375	$315,331	$78,720	$-	$-
Noncanceleable service contracts	1,008,375	234,792	635,583	138,000	-	-	-
	$1,951,476	$360,466	$1,058,958	$453,331	$78,720	$-	$-

This table excludes minimum payment obligations under capital leases as such obligations are set forth elsewhere in this footnote.

Capital leases

As of June 30, 2010, future obligations under non-cancelable capital leases are as follows for the fiscal years ended September 30:

2010	$16,036
2011	64,143
2012	37,417
2013	-
2014	-
Thereafter	-
Total minimum lease payments	117,596
Less imputed interest	(3,916)
Present value of minimum lease payments	113,680
Less: current maturities of capital lease obligations	(60,549)
Noncurrent maturities of capital lease obligations	$53,131

Litigation

Except as described below, as of June 30, 2010, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business.  While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which a ruling occurs.  The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operations could change in the future.

The Company has not recorded any accruals pertaining to its legal proceedings as they do not meet the criteria for accrual under FASB ASC 450.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Joe Cunningham v. LiveDeal, Inc. et al.

On July 16, 2008, Joseph Cunningham, who was at the time a member of LiveDeal's Board of Directors, filed a complaint with the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) alleging that the Company and certain members of its Board had engaged in discriminatory employment practices in violation of the Sarbanes-Oxley Act of 2002’s statutory protections for corporate whistleblowers when the Board of Directors removed him as Chairman on May 22, 2008. In his complaint, Mr. Cunningham asked OSHA to order his appointment as Chief Executive Officer of the Company or, in the alternative, to order his reinstatement as Chairman of the Board.  Mr. Cunningham also sought back pay, special damages and litigation costs.  In July 2010, OSHA notified the Company that Mr. Cunningham had amended his complaint on May 10, 2010 to add the allegation that the shareholders’ decision not to reelect him to the Board was also a discriminatory employment practice.  From December 2008 to July 2010, the Company had not received any correspondence from OSHA.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. ("GES") filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court.  GES has alleged in its complaint that the Company's use of activator checks violated the Washington Consumer Protection Act.  GES is seeking injunctive relief against the Company’s use of the checks, as well as a judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class.  The Company has denied the allegations.  The court denied both parties’ dispositive motions.  Litigation is ongoing.

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

LiveDeal, Inc. v. OnCall Superior Management (“OSM”) and SMeVentures, Inc. (“SME”)

On February 3, 2010, LiveDeal, OSM and SME executed a Settlement Agreement and Mutual Release pursuant to which LiveDeal agreed to pay OSM and SME a total of $300,000 in cash in exchange for their agreement to terminate all litigation with respect to the 2006 and 2007 contracts that were the basis for this dispute.  The parties also entered into a new Services Agreement pursuant to which OSM agreed to provide certain services to LiveDeal in exchange for cash payments totaling $125,000.

As of June 30, 2010, the Company has paid all amounts due under the settlement agreement and the new services agreement. The $300,000 settlement payment was expensed in the first quarter of fiscal 2010. No amounts have been expensed related to the new services agreement as such services have yet to be provided by OSM and SME, and the $125,000 payment is included as part of prepaid expenses and other current assets in the accompanying unaudited consolidated balance sheet at June 30, 2010.

Note 9:  Concentration of Credit Risk

The Company maintains cash balances at major nationwide institutions in Arizona, California and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with Local Exchange Carrier (“LEC”) service providers.  Four such entities accounted for 28%, 27%, 18% and 13% of gross receivables at June 30, 2010 and three such entities accounted for 23%, 22%, and 18% of gross receivables at September 30, 2009.

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

	Nine Months Ended June 30, 2010
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$3,201,600	$3,092,607	$-	$6,294,207
Cost of services	221,251	2,266,259	-	2,487,510
Gross profit	2,980,349	826,348	-	3,806,697
Operating expenses	-	-	9,720,676	9,720,676
Operating income (loss)	2,980,349	826,348	(9,720,676)	(5,913,979)
Other income (expense)	-	-	42,765	42,765
Income (loss) before income taxes and discontinued operations	$2,980,349	$826,348	$(9,677,911)	$(5,871,214)

	Nine Months Ended June 30, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$8,068,710	$2,937,648	$-	$11,006,358
Cost of services	2,518,160	1,361,693	-	3,879,853
Gross profit	5,550,550	1,575,955	-	7,126,505
Operating expenses	-	-	22,408,486	22,408,486
Operating income (loss)	5,550,550	1,575,955	(22,408,486)	(15,281,981)
Other income (expense)	-	-	7,369,190	7,369,190
Income (loss) before income taxes and discontinued operations	$5,550,550	$1,575,955	$(15,039,296)	$(7,912,791)

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	June 30, 2010
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$1,050,950	$117,289	$1,168,239
Accounts receivable, net - long term	419,823	-	419,823
Total accounts receivable, net	$1,470,773	$117,289	$1,588,062

	September 30, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$1,442,037	$36,146	$1,478,183
Accounts receivable, net - long term	1,039,403	-	1,039,403
Total accounts receivable, net	$2,481,440	$36,146	$2,517,586

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

Note 12:  Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. ASU 2009-13 will be effective for the Company on October 1, 2010. We are currently evaluating the impact that the adoption of ASU 2009-13 will have on our financial condition, results of operations, and disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2010, this “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained herein include, but are not limited to, our belief that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next 12 months; that our customer acquisition services will account for a larger percentage of total net revenues in the future; expectations about stock option and restricted stock vesting; trends relating to our accounts receivable; the timing, amount and expectations about the cost and impact of legal proceedings that we are involved in; our expectation that we will experience declining revenues in our Directory Services segment; trends in Internet advertising and customer acquisition strategies; our expectation that we will continue to experience operating losses and operating cash outflows; our plans and expectations with respect to new product and service offerings in our Directory Services segment; and strategic alternatives we may pursue and their potential impact on the Company.  Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations, and financial position.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Company

LiveDeal, Inc. (the “Company”) provides local customer acquisition services for small businesses to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet.  LiveDeal delivers local search engine marketing (“SEM”) utilizing an inside sales team.  LiveDeal resells search products from Google, Yahoo!, Bing and others as part of its SEM marketing and also provides website, hosting and Internet syndication services.  LiveDeal, Inc. is headquartered in Las Vegas, Nevada.  For more information, please visit www.livedeal.com.

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

Summary Business Description

Direct Sales Services (also known as Telesold Suite Services)

Commencing in February 2008, we added a new line of business.  This line of business is based around using telesales and Internet customer acquisition technologies to deliver a suite of customer acquisition services to small businesses.We believe the most significant of these customer acquisition services is Internet search and search-related advertising services.  The Company’s strategy is to position its solutions where 85-95% of Internet and mobile search activity for local business services occurs:  search engine results, the most popular business directories, and the top social network destinations.  This development is intended to create a presence, and  enable individuals and businesses to find our customers without ever going to a specific directory.  The small business whose website information or advertising message is identified by a search becomes the likely recipient of that business.  The Company’s research indicates there are half a billion unique local searches a month on Google.  On Yahoo alone, 100 million unique visitors per month search with “local intent”. On top of that data, rapidly rising smart-phone sales will increase mobile search utilization.  Therefore, we believe utilizing mobile, Internet search and related advertising is fast becoming a necessity for small businesses.

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

▪
Business listing syndication whereby we provide for our customers a single point to publish their information on the top directories, create their point of presence in the search results of the major search engines, and broadcast their latest “happenings” on the most popular social networking destinations

Directory Services

We use a business model similar to print Yellow Pages publishers for our Yellow Page directory.  We publish basic directory listings on the Internet.  Our directory listings contain the name, address and telephone number for almost 17 million U.S. businesses.  We strive to maintain a listing for almost every business in America in this format and we generate revenue from the sale of various advertising packages to listed businesses.  Previously, we shifted our business focus away from this line of business and sold our primary URL and a portion of our customer list, which contributed to a 60% decrease in net revenues in the nine months ended June 30, 2010 compared to the same period in 2009.  We expect to continue to experience declining future revenues from this segment.

To counter the decrease in this line of business, we have redefined our business to business offerings to include a suite of promotional and operational support services for small businesses. Packages have been officially released to the marketplace.

Recent Developments

Change in Business Strategy and Risks Associated with Such Changes

In fiscal 2009, we underwent a significant change in our business strategy as a result of declining revenues in our legacy businesses (Directory Services) and other economic and regulatory forces.  We embarked on a transformation of our business away from our Directory Services business and focused our efforts toward developing our Direct Sales Services line of business.  As part of this change in strategy, we initiated a series of key events including:

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

As discussed above, we have recently redefined ourstrategy in our Directory Services segment to include a suite of promotional and operational support services for small businesses, which we believe we can offer in bundles to achieve competitive advantages as compared to our peers.  In addition, we are currently exploring a number of other strategic alternatives.  Such alternatives may include, but are not limited to, potential partnership, joint venture, divestiture, or liquidation strategies.  We make no statements with respect to the feasibility or likelihood of such transactions, or whether any such scenario or combination of scenarios necessarily may be in the best interest of all shareholders should they happen to occur.

Management Changes

On November 23, 2009, the Company and Richard F. Sommer, our then-current Chief Executive Officer, entered into an amendment to Mr. Sommer's Employment Agreement dated as of May 19, 2009 (the “Employment Agreement”). This amendment, provided that Mr. Sommer was entitled to an option to purchase 250,000 shares of our common stock at an exercise price of $1.95 per share, which was equal to the closing price of our common stock on the date of grant.  The option was granted pursuant to our 2003 Stock Plan and was scheduled to vest according to the following schedule: 25% on October 29, 2010 (the first anniversary of the date of grant) and 1/36 of the remainder each month beginning on November 29, 2010.

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

On January 4, 2010, Mr. Sommer resigned as our Chief Executive Officer.  As a result of his departure, Mr. Sommer also resigned as a member of our Board.  Following Mr. Sommer’s departure, Kevin A. Hall was appointed as our interim Chief Operating Officer (COO).  Mr. Hall has been serving as our General Counsel and Vice President of Human Resources and Business Development since April 2009, and he continues to serve in those capacities.On May 20, 2010, the Board appointed Mr. Hall as President and Chief Operating Officer of the Company.

Restructuring Activities

On January 4, 2010, our Board approved a reduction in force that resulted in the termination of approximately 33% of the Company's workforce, effective January 7, 2010.  On February 23, 2010, our Board approved an additional reduction in force that resulted in the termination of approximately 20% of our workforce, effective March 4, 2010.  These reductions in force were related to our ongoing restructuring and cost reduction efforts as the Board continues to explore a variety of strategic alternatives, including, but not limited to, the potential sale of the Company or certain of its assets and/or the acquisition of other entities or businesses.

We incurred charges of $143,000 in connection with the reductions in force, consisting of one-time employee termination benefits.  All amounts were paid as of June 30, 2010.

Results of Operations

The following sets forth a discussion of our financial results for the three and nine monthsended June 30, 2010 as compared to the three andnine monthsended June 30, 2009.  In evaluating our business, management reviews several key performance indicators including new customer signups, total customers in each line of business, revenues per customer, customer retention rates, etc.  However, given the changing nature of our business strategy, the decline in emphasis on our Directory Services segment and the infancy of our new Direct Sales Services line of business, we do not believe that presentation of such metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below.

Net Revenues

	Net Revenues
	2010	2009	Change	Percent

Three Months Ended June 30,	$1,651,107	$2,448,569	$(797,462)	(33)%
Nine Months Ended June 30,	$6,294,207	$11,006,358	$(4,712,151)	(43)%

Net revenues decreased in the thirdquarter of fiscal 2010 as compared to the third quarter of fiscal 2009 due primarily to a decrease of approximately $318,000 in sales of our Directory Service products, reflecting the de-emphasis of this business line and the effects of the sale of our URL and a portion of our customer list during fiscal 2009.  We also experienced a decrease in sales of our customer acquisition services of approximately $479,000 as we have been undergoing strategic shifts in our product line and substantially decreased sales personnel during the staff reductions and retrained and supplemented the remaining sales staff.

Net revenues decreased in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 due to a decrease of approximately $4,900,000 in sales of our Directory Service products, partially offset by an increase in sales of our Direct Sale Services of $155,000.  The significant decrease in the Directory Service products reflects the sale of our URL and a portion of our customer list during fiscal 2009.

Cost of Services

	Cost of Services
	2010	2009	Change	Percent

Three Months Ended June 30,	$636,358	$812,321	$(175,963)	(22)%
Nine Months Ended June 30,	$2,487,510	$3,879,853	$(1,392,343)	(36)%

Cost of services decreased in the thirdquarter of fiscal 2010 as compared to the thirdquarter of fiscal 2009 attributable to a $353,000 decrease in costs associated with our Directory Services business, offset by a $177,000 increase in costs associated with our Direct Sales Services.  A portion of the change in these costsreflects changes in our revenue mixas a result of our new business strategy.

Costs of services decreased in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 for similar reasons, with a $2,297,000 decrease in costs related to our Directory Services segment offset by increased costs related to our Direct Sales Services segment of approximately $905,000.

Gross Profit

	Gross Profit
	2010	2009	Change	Percent

Three Months Ended June 30,	$1,014,749	$1,636,248	$(621,499)	(38)%
Nine Months Ended June 30,	$3,806,697	$7,126,505	$(3,319,808)	(47)%

Gross profit decreased in the thirdquarter and first nine months of fiscal 2010 as compared to the thirdquarter and first nine months of fiscal 2009 due to a decline in revenues offset by changes in gross margins in our various lines of business.  The following table sets forth changes in our gross margin by business segment:

	Three Months Ended June 30,
	2010	2009

Direct sales -
customer acquisition services -
Gross profit	$58,944	$715,263
Gross margin	8.9%	62.8%
Directory services -
Gross profit	$955,805	$920,985
Gross margin	96.3%	70.3%

	Nine Months Ended June 30,
	2010	2009

Direct sales -
customer acquisition services -
Gross profit	$826,348	$1,575,955
Gross margin	26.7%	53.6%
Directory services -
Gross profit	$2,980,349	$5,550,550
Gross margin	93.1%	68.8%

The decrease in gross profit for Direct Sales is primarily due to an increase in bad debt as a result of a full review and cleanup of all customer accounts.  The Directory Services increases in Gross Profit are due to a reduction in bad debt expense caused by higher collections of accounts receivable reserves.

General and Administrative Expenses

	General and Administrative Expenses
	2010	2009	Change	Percent

Three Months Ended June 30,	$2,357,797	$3,812,983	$(1,455,186)	(38)%
Nine Months Ended June 30,	$9,457,739	$12,126,364	$(2,668,625)	(22)%

General and administrative expenses decreased in the thirdquarter of fiscal 2010 as compared to the third quarter of fiscal 2009 primarily due to the following:

•      Decreased compensation costs of approximately $1,425,000 primarily attributable to reductions in our workforce resulting from actions taken in fiscal 2009 including the closure of our Santa Clara office and reductions in the workforce in January 2010 and March 2010; and

•      Other expense decreases of $315,000, including, but not limited  to, rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives; partially offset by

•      Increased professional fees of approximately $255,000 related to increased legal expenses incurred in response to certain legal actions brought against us; and

•      Increased depreciation and amortization expense of $29,000.

General and administrative expenses decreased in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 for similar reasons, as outlined below:

•      Decreased compensation costs of approximately $2,651,000 primarily attributable to reductions in our workforce resulting from actions taken in fiscal 2009 and fiscal 2010, including the closure of our Santa Clara office and reductions in the workforce in January 2010 and March 2010, partially offset by payments of $70,000 for separation expenses related to changes in management in the first quarter of fiscal 2010and $143,000 of termination benefits related to our restructuring activities in the second quarter of fiscal 2010;

•      A decrease of approximately $647,000 of depreciation and amortization expense primarily attributable to the impairment of intangible assets in the second quarter of fiscal 2009; and

•      Other expense decreases of $271,000, including rent and utilities, services and fees, office and supplies, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives; partially offset by

•      Increased professional fees of approximately $901,000 related to increased legal expenses incurred in response to certain legal actions brought against us.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009
Compensation for employees, officers and directors	$967,323	$1,352,108	$2,241,198	$2,054,709	$2,392,081	$2,311,056	$2,508,836
Professional fees	677,507	1,023,582	488,993	336,273	421,700	411,564	455,832
Depreciation and amortization	215,102	218,200	225,653	211,336	186,077	560,383	559,289
Other general and administrative costs	497,865	544,162	1,006,046	451,300	813,124	771,352	735,070

Included in other general and administrative expenses for the first quarter of fiscal 2010 was an accrual of $300,000 related to a legal settlement with OSM and SMe.  See Part II, Item 1.  Legal Proceedings in this report for further information.

Impairment of Goodwill and Intangible Assets

	Impairment of Goodwill and Intangible Assets
	2010	2009	Change	Percent

Three Months Ended June 30,	$-	$-	$-	n/a
Nine Months Ended June 30,	$-	$7,866,110	$(7,866,110)	n/a

As described previously, we incurred an impairment charge in the second quarter of fiscal 2009 to write-down goodwill and other intangible assets.  No such charges were incurred in first nine months of fiscal 2010.

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2010	2009	Change	Percent

Three Months Ended June 30,	$1,826	$130,627	$(128,801)	(99)%
Nine Months Ended June 30,	$262,937	$2,416,012	$(2,153,075)	(89)%

Sales and marketing expenses decreased in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 primarily due to cost containment initiatives.  Virtually all of our sales and marketing activities in the third quarter of fiscal 2010 consisted of in-house personnel activities whose costs are included in general and administrative expenses.

Operating Loss

	Operating Loss
	2010	2009	Change	Percent

Three Months Ended June 30,	$(1,344,874)	$(2,307,362)	$962,488	(42)%
Nine Months Ended June 30,	$(5,913,979)	$(15,281,981)	$9,368,002	(61)%

The decreasein operating lossfor the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 is primarily due to decreases in general and administrative expenses and sales and marketing expenses as a result of our cost containment initiatives, partially offset by a decrease in our gross profit each of which is described above.  The decrease in operating loss for the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2010 was due to the factors described above as well as the impacts of the impairment charges that occurred in the second quarter of fiscal 2009, which is described above.

 Total Other Income (Expense)

	Total Other Income (Expense)
	2010	2009	Change	Percent

Three Months Ended June 30,	$4,940	$85,273	$(80,333)	(94)%
Nine Months Ended June 30,	$42,765	$7,369,190	$(7,326,425)	(99)%

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

During the first quarterof fiscal 2009, we entered into an agreement to sell our Internet domain name “www.yp.com” to YellowPages.com for a cash payment of $3,850,000.  We had net gain from the sale of that asset of $3,805,778, which is reflected in other income for the first quarter of fiscal 2009.

The remaining activity in fiscal 2010 and fiscal 2009 consisted primarily of interest income on cash balances and short-term investments.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2010	2009	Change	Percent

Three Months Ended June 30,	$-	$(105,117)	$105,117	(100)%
Nine Months Ended June 30,	$(231,026)	$7,138,170	$(7,369,196)	(103)%

In the second quarter of fiscal 2009, the Company established a valuation allowance against all deferred tax assets given the uncertainty with respect to future operations and we continue to maintain a full valuation allowance against such assets.  Accordingly, there is no tax expense or benefit for the third quarter of fiscal 2010.  The income tax provision during the first nine monthsof fiscal 2010 reflects a true up to our income tax receivable that occurred in the second quarter of fiscal 2010 based on information received during the finalization of our 2009 tax returns.  The income tax provision in the thirdquarter of fiscal 2009 and first nine months of fiscal 2009 reflects the tax impacts of changes in our pre-tax income, coupled with the establishment of a valuation allowance in the second quarter of fiscal 2009, which increased our income tax provision by $9,392,488.  The income tax benefit for the three months ended June 30, 2009 relates to the effects of a true up for the fiscal 2008 tax return, resulting in a greater-than-expected refund.While we are optimistic about our plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business model.  Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

Income (Loss) from Discontinued Operations

	Income (Loss) from Discontinued Operations
	2010	2009	Change	Percent

Three Months Ended June 30,	$-	$4,649	$(4,649)	(100)%
Nine Months Ended June 30,	$1,081	$(5,257,615)	$5,258,696	(100)%

During the second quarter of fiscal 2009, we discontinued our Directory Services business.  All prior periods have been restated to reflect the classifieds operating results, net of tax, as discontinued operations.  The decrease in loss in the first nine monthsof fiscal 2010 as compared to the first nine monthsof fiscal 2009 reflects the wind down of this line of business and the effects of the impairment charges (and related tax effects) which were incurred during fiscal 2009.

Net Income (Loss)

	Net income (loss)
	2010	2009	Change	Percent

Three Months Ended June 30,	$(1,339,934)	$(2,112,323)	$772,389	(37)%
Nine Months Ended June 30,	$(5,639,107)	$(20,308,576)	$14,669,469	(72)%

Changes in net income (loss) are primarily attributable to changes in operating income, other income (expense), income tax expense and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $2,842,000 for the first nine monthsof fiscal 2010 as compared to approximately $1,351,000 for the first nine monthsof fiscal 2009.  While our net loss decreased by $14,669,000 in the first nine monthsof fiscal 2010 as compared to the first nine monthsof fiscal 2009, the net loss for the prior period included a non- cash impairment charge of $16,111,000 offset by gains on the sale of our domain name and customer list of $6,622,000, which are not included as part of operating cash flows.  Other factors contributing to the change in operating cash flows include a decrease in non-cash expenses of $5,365,000(including depreciation and amortization, stock-based compensation, deferred income taxes, provisions for uncollectible accounts and other non-cash gains and losses) in the first nine monthsof fiscal 2010 as compared to the first nine monthsof fiscal 2009 and changes in working capital and other asset balances which negatively impacted cash flows by $1,307,000, consisting primarily of significant accounts receivable collections in the first nine months of fiscal 2009 offset primarily by income tax refunds received in the first nine months of fiscal 2010.  Our primary source of cash inflows has historically been net remittances from Directory Services customers processed in the form of ACH billings and LEC billings.  In the first nine monthsof fiscal 2010, we have been transitioning away from our previous Directory Services offerings toward our Direct Sales Services and new business to business services offerings, including our newly defined business to business self service options. While we have experienced significant revenue declines in the Directory Services segment, our accounts receivable have not shrunk commensurately as we have holdback accounts with our LEC billing service providers that are remitted to us over an extended period of time – typically between 120 and 180 days. We have concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with LEC service providers.  As of June 30, 2010, four such entities accounted for 28%, 27%, 18% and 13% of gross accounts receivable.

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

Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used for investing activities totaled approximately $481,000 for the first nine monthsof fiscal 2010 consisting of  $286,000 for equipment and software development costs and $200,000 to purchase a certificate of deposit.  Net cash provided by investing activities was $6,457,000 for the first nine monthsof fiscal 2009 which was attributable to the sale of our Internet domain name www.yp.com, the sale of a portion of our customer list related to our directory services business, and an amendment to an existing Directory Services contract which provided aggregate cash inflows of $7,275,000, partially offset by purchases of equipment and software development costs of $718,000 and the purchase of a certificate of deposit of $100,000.

Net cash used for financing activities was approximately $100,000 during the first nine monthsof fiscal 2010 compared to approximately $541,000 during the first nine monthsof fiscal 2009, primarily attributable to a reduction in the amount of treasury stock repurchases due to a suspension of the program.  The timing of stock repurchases is influenced by market forces and our cash needs and requirements.

We had working capital of $4,718,000 as of June 30, 2010 compared to $9,251,000 as of September 30, 2009 with current assets decreasing by $5,003,000 and current liabilities decreasing by $469,000 from September 30, 2009 to June 30, 2010.  Declines in working capital are primarily attributable to our operating net loss.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2010 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	Thereafter
Operating lease commitments	$943,101	$125,674	$423,375	$315,331	$78,720	$-	$-
Capital lease commitments	117,595	16,036	64,143	37,417	-	-	-
Noncanceleable service contracts	1,008,375	234,792	635,583	138,000	-	-	-
	$2,069,071	$376,502	$1,123,101	$490,748	$78,720	$-	$-

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

At June 30, 2010, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as described below, as of June 30, 2010, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business.  While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which a ruling occurs.  The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operations could change in the future.

The Company has not recorded any accruals pertaining to its legal proceedings as they do not meet the criteria for accrual under FASB ASC 450.

Joe Cunningham v. LiveDeal, Inc. et al.

On July 16, 2008, Joseph Cunningham, who was at the time a member of LiveDeal's Board of Directors, filed a complaint with the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) alleging that the Company and certain members of its Board had engaged in discriminatory employment practices in violation of the Sarbanes-Oxley Act of 2002’s statutory protections for corporate whistleblowers when the Board of Directors removed him as Chairman on May 22, 2008. In his complaint, Mr. Cunningham asked OSHA to order his appointment as Chief Executive Officer of the Company or, in the alternative, to order his reinstatement as Chairman of the Board.  Mr. Cunningham also sought back pay, special damages and litigation costs.  In July 2010, OSHA notified the Company that Mr. Cunningham had amended his complaint on May 10, 2010 to add the allegation that the shareholders’ decision not to reelect him to the Board was also a discriminatory employment practice.  From December 2008 to July 2010, the Company had not received any correspondence from OSHA.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. ("GES") filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court.  GES has alleged in its complaint that the Company's use of activator checks violated the Washington Consumer Protection Act.  GES is seeking injunctive relief against the Company’s use of the checks, as well as a judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class.  The Company has denied the allegations.  The court denied both parties’ dispositive motions.  Litigation is ongoing.

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

LiveDeal, Inc.

Dated: August 12, 2010	/s/ Lawrence W. Tomsic
Lawrence W. Tomsic
Chief Financial Officer