Form 10-K
period 2010-09-30
LIVEDEAL INC
filed 2011-01-07
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2010 was $3,611,352.

The number of shares outstanding of the registrant’s common stock, as of December 17, 2010, was 613,391 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIVEDEAL, INC.

FORM 10-K
For the year ended September 30, 2010

PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-K includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to, our (i) belief that local exchange carrier, or LEC, billing will continue to be a significant billing channel in the future; (ii) expectation of increasing revenues through our national accounts programs, fulfillment contracts, web hosting and other arrangements; (iii) belief in the continued growth of Internet usage and demand for online marketing;  (iv) belief in the growth of the local search and information market; (v) belief that existing cash on hand and additional cash generated from operations together with additional cash obtained from other sources will provide us with sufficient liquidity to meet our needs for the next 12 months, such other sources of cash possibly including stock issuances and loans; (vi) belief that we would be able to obtain advances from our existing LEC clearing houses through their current advance programs; (vii) belief that we could obtain other forms of financing secured by or leveraged off our increasing accounts receivable based on existing programs in place that are being offered to companies similar to ours; and (viii) belief that existing facilities are adequate for our current and anticipated future needs and that our facilities and their contents are adequately covered by insurance.

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

In addition, the foregoing factors may affect generally our business, results of operations and financial position.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.  Any information contained on our website www.livedeal.com or any other websites referenced in this Annual Report are not a part of this Annual Report.

ITEM 1. Business

Our Company

LiveDeal, Inc., a Nevada corporation (the “Company”, “LiveDeal”, “we”, “us” or “our”) provides local customer acquisition services for small businesses. LiveDeal, through our two primary wholly-owned subsidiaries (Velocity Marketing Concepts, Inc. and Local Marketing Experts, Inc.), offers an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet.

Summary Business Description

LiveDeal first started in the online marketing industry as YP.com. At the time, YP.com was the first company to bring the print yellow pages to the Internet in 1994. From there we moved into the online classifieds business when we merged with LiveDeal in 2007.

We believe that small businesses that can take advantage of emerging Internet capabilities will be able to acquire customers with efficiency never-before-possible and that those that cannot will suffer in comparison. So, it is becoming widely recognized among small business owners that mastering the Internet arts is essential.

But there is a gap. These new Internet services are inherently technological. They require a deep dedication of time, technological skills, language and presentation expertise and other masteries that few small business operators have, or have the intention of acquiring. We recognize that, to succeed, a small business person needs to remain intensely focused on the fundamentals of his/her business. Small businesses therefore need a partner with the necessary expertise and understanding to manage emerging Internet audience acquisition services on their behalf. They need this partner to operate quickly, proactively and at the lowest possible cost.

To that end, we have strategically created and delivered a suite of products and services designed to deliver agency quality products at an affordable cost. This new suite of products delivers high end agency products and services without the costs typically associated with a high end, online, agency firm. The suite of services has a variety of online products and various price points. These products allow LiveDeal to become the small business audience acquisition partner.

LiveDeal customers are small business owners who work 24/7 to deliver real value to their customers in their own communities with little time left over to craft the powerful, multi-faceted, online marketing and advertising programs that today’s world demands. LiveDeal has stepped up to this challenge, drawing from a decade of experience as a directory provider.

Today, we have adapted and adjusted our company goals to reflect the latest online trends with the aim of reaching as many small and medium-sized businesses as possible.  In March 2010 we adopted the strategy of developing successor products to our directory business and rebuilding our customer base through mass market sales using LEC billing channels and moving away from the higher-end direct sales products offered through Local Marketing Experts, Inc (which focused on search engine marketing and website creation services together with additional add-on advertising products.).   Since July 2010, the line of business historically known as our yellow page directory service was rebranded and upgraded to the InstantProfile ® product and marketed under our subsidiary Velocity Marketing Concepts, Inc.  This new product, which is part of the InstantAgency suite of products,  provides online subscription tools and services to broadcast information about a business to the top (based on popularity) Internet directories, search engines results, social media networks, and Points-of-Interest (POI) databases embedded on the leading navigational devices. This ensures that our customers are distributed to sites such as Google, Yahoo, Bing, Facebook, Twitter and others through our distribution network. Additionally, customers receive a communication suite that allows both conference call hosting and electronic fax services.  This strategy has culminated in the cessation of all new sales under the Local Marketing Experts, Inc. subsidiary on December 1, 2010.  Based on the fact that sales of the InstantProfile product have exceeded our expectations, we are focusing our efforts on increasing our sales under Velocity Marketing Concepts, Inc. and expanding the range of products offered to the market through this sales outlet.

Products and Services

InstantProfile. As described above, our Internet Advertising Product (“IAP”) package was discontinued this year with the launch of the InstantProfile product. All IAP customers were moved to InstantProfile to take advantage of the new product and features.  Under this package, the advertiser pays for exposure utilizing our InstantProfile product. The advertiser enjoys the benefit of having its business distributed to top Internet destinations (based on popularity), including the search engines, top directories, and social media networks. This gives the advertiser the ability to manage its business information in one location and maximize its reach to many locations, as a consumer may search broadly for local business services. InstantProfile customers also enjoy additional benefits with tools to communicate directly with their customers and employees. The InstantProfile platform includes:

▪	One location to manage business contact information through the syndication network to the top search engines, directories, and social media networks.
▪	Broadcasting messages to the top social media networks.
▪	Conference call solution.
▪	Electronic faxing solution.

InstantProfile Pricing. We generally price our InstantProfile product between $27.50 and $49.00 per month, which includes all of the service benefits previously described. We believe that these prices are comparable to the prices of our competitors, and we believe that our product provides superior value to our advertisers when considering the many benefits that they receive, including the ease of use, broad internet distribution and communication tools.

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

Direct Sales, now known as Local Marketing Experts, Inc. In February 2008, we added a new line of business that utilizes, but is not entirely dependent on, our directory websites and billing services. This line of business is based on using telesales and sophisticated Internet audience acquisition technologies to deliver a suite of audience acquisition services to small businesses. This line of business became known as Local Marketing Experts, Inc. in April 2010.  As described above, on December 1, 2010 we ceased all new sales under this line of business to focus more of the company’s resources and capital on expansion and further development of the InstantProfile product and its companion products.  We will continue to support, fulfill and maintain all customers acquired under this line of business as long as it is economically beneficial to do so.

Local Marketing Experts, Inc. customers signed up for a one year contract paid equally over twelve months. Products and services ranged in price from $4,500 per year to $10,000 a year paid via credit card in 12 monthly installments.

The Internet Yellow Pages Advertising Market

According to The Kelsey Group (a leading consultant in the local advertising market) it is expected that by 2014, the U.S. local media advertising will reach $145.2 billion. Overall, the interactive advertising market is showing a strong rebound from economic challenges.

The Kelsey Group is forecasting that the percentage of local searches will surge from 12.7% in 2009 to 17% in 2010. In fact, Google executives have openly commented that they are observing 20% of searches to be local. Given the overall search engine mix, The Kelsey Group is estimating the percentage across all U.S. search engines to be 17%. Additionally the number of searches per person per month will grow substantially from 90 in 2009 to 110 in 2010. ComScore tracking shows similar per searcher results at midyear 2010, increasing overall confidence.

▪	Total Local advertising spend is forecast at $133.33 billion in 2010, rising to $137.3 billion in 2012 and to $145.2 billion in 2014.
▪	The local advertising market is currently dominated by traditional media, however, there is a steady increase in online spending from $19.6 billion in 2010 to $35.2 billion projected in 2014.
▪
By comparison, classifieds and verticals ended 2009 at $3.9 billion, down $1 billion from 2008.  Classified performance last year declined substantially, down 30% in the second quarter, year over year, and down 21% for the full year. Classifieds as a format continues to struggle.

We believe the following factors will cause our Online Marketing Spend to continue to grow:

▪
Online advertising reaches more users as search queries continue to increase as local newspapers, printed directories and other local printed mediums continue to reduce circulation (and, in turn, their impact and reach) due to high cost and in turn their reach.

▪
Online users are becoming trained to use the Internet as a whole and not only their computer largely due to the broad accessibility via computers and hand-held devices, such as mobile phones and personal digital assistant.

▪	Features such as mapping, direct calling to the advertiser, and e-mail at the click of a button have become more prevalent.

Additionally, online advertising generally delivers trackable returns on investment.  For every marketing dollar spent, there is the ability to access and modify displays and advertisements, which allows for opportunistic or targeted specials or discounts; something the consumer has been trained to expect.

Search engines are a common method by which users navigate the Internet.  We expect to expand our distribution network to allow our advertisers to benefit from this growth by seeking prominent placement for them in search engine results.

Marketing

Today, we utilize various online marketing methods to drive users and advertisers to our website properties. In fact, we utilize the very products and services we offer to the small businesses to market ourselves.  These services include our corporate and product websites, Search Engine Marketing, website videos, and Display Advertising. In addition to online marketing, we generate leads for our telemarketing group through industry specific trade show event participation, referral partnerships with vertical specific trade associations, referral bounties from existing customers and traditional list purchases.

Each subsidiary (Local Marketing Experts, Inc and Velocity Marketing Concepts, Inc.) has its own website, brand and overall product target message while the LiveDeal.com corporate website defines our company story and also promotes the overall line of products and services.

We do not currently sell our products via e-commerce. We believe that our products and services are best suited for the telesales process. We offer a consultative sales process that interviews the customer regarding their needs and their goals. We recommend products and services that are customized to achieve the small business’ goals. We have a strategic line up of products and services that cover an array of online needs.

Technology and Infrastructure

We believe best of breed technology partnerships enable the company to continually evaluate and align ourselves with the best technology solutions available. In today’s high technology world, applications and tools can be outdated in weeks let alone months. Costs associated with technology development at the risk of being outdated have encouraged us to research and attain the best product available in each of our product categories.

▪	Eliminated homegrown systems in favor of open, best-of-breed solutions
-	Lower cost approach
-	No future development costs
-	Better back-up and reliability

▪	Able to partner with any vendor or platform
-	Plug and play approach
-	Greatly improved speed to market
-	Increased flexibility

▪	We have gone to cloud computing options to replace and maintain outdated hardware

The cloud technology we have chosen to embrace combines the power and flexibility of infrastructure-as-a-service with the security and availability that organizations with mission-critical computing needs demand of their infrastructure.  Because it is based on resources, not large and inflexible server units, cloud technology allows for precise and dynamic allocation of computing resources when and where they are needed.

The environment leverages technology from world-class infrastructure partners such as VMware, Cisco, HP and IBM to achieve unmatched flexibility and control. The clustered grid architecture provides complete physical redundancy to eliminate downtime due to hardware failure. In fact, the system can even move applications across physical devices live and with no service interruption. And automated resource balancing provides continuous monitoring and optimization to ensure peak performance.  Storage is delivered on a redundant, high-performance Fibre-attached SAN architecture.  This allows for the addition of disks to virtual servers in increments of 1GB to 512GB when needed from the storage pool.

Security in the cloud is also an issue that is addressed through the provision of a highly secure foundation for our business applications, with an architecture designed to help meet today’s critical compliance and certification requirements, including SAS 70 Type II, PCIDSS and Safe Harbor.

End user software is web-based.  The deployment of this software allows us the maximum level of flexibility to implement strategic product and marketing partners.  Using premier SaaS (software as a service) vendors, we are able to deploy products and initiatives in a fast and efficient manner.

We have deployed sales force automation and customer relationship management software including SalesForce.com to organize, collaborate and synchronize business processes related to customer acquisition and support.  We use this technology to manage all aspects of the sales and customer lifecycle including prospect management, the sale, product provisioning and post-sale support.

Billing is completed through specialized subscription management software.  We are able to automate and manage subscription billing via credit card, checking/ACH or LEC (local exchange carrier) billing.  We are able to bill any type of recurring subscription as well as rate usage charges giving us full pricing and package flexibility.

Our technology provides a strong but flexible framework for our operation that allows us to grow and adapt with the Market.

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

The principal competitive factors in the markets in which we compete include personalization of service, ease of use of directories, quality and responsiveness of search results, availability of quality content, value-added products and services, and access to end-users.  We compete for advertising listings with the suppliers of Internet navigational and informational services, high-traffic websites, Internet access providers, and other media.  This competition could result in significantly lower prices for advertising and reductions in advertising revenues.  Increased competition could have a material adverse effect on our business.

Many of our competitors have greater capital resources than we have.  These capital resources could allow our competitors to engage in advertising and other promotional activities that will enhance their brand name recognition at levels we cannot match.  The LECs and national search engines also have advantages in terms of brand name recognition.

We believe that we are in a position to successfully compete in these markets due to our experience at sourcing, selling and servicing large numbers of small business accounts, the comprehensiveness of our database, and the effectiveness of our marketing programs and our distribution network.  We also believe that our products provide a simple and affordable way of creating a web presence and marketing their products and services to local audiences. We further believe that we can compete effectively by continuing to provide quality services at competitive prices and by actively developing new products and services for customers that enable us to become a one-stop shop for all online marketing needs of the small business regardless of the price point.

Employees

As of December 6, 2010, we had 23 full-time and no part-time employees in the United States.  None of our employees are covered by any collective bargaining agreements.

ITEM 1A. Risk Factors

An investment in our common stock involves a substantial degree of risk.  Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report.  The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investments. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements for the fiscal year that ended on September 30, 2010 and related notes.

Risks Related to Our Business

Uncertainty in the market for our products and services.

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

During the fiscal year ended September 30, 2010, we incurred substantial operating losses as we transitioned our business toward our new strategic focus.  We will continue to incur operating losses as we develop our new business segment, which will be financed through existing cash on hand.  While we believe our existing cash on hand, together with additional cash generated from operations or obtained from other sources, such other sources of cash possibly including stock issuances, loans and advances from our existing LEC clearing houses through their current advance programs or other forms of financing secured by or leveraged off our increasing accounts receivable based on existing programs in place that are being offered to companies similar to ours; is sufficient to finance our operations for the next twelve months, there can be no assurance that we will achieve profitability or positive operating cash flows.  To the extent that we cannot achieve profitability or positive operating cash flows, our business will be materially and adversely affected. Further, this new business segment is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements its strategies and responds to operating results from this new business segment.

We have sold a significant portion of our assets and customer list associated with our directory services business.

During fiscal 2009, as part of our changing business strategy, we sold our primary URL, www.yp.com, as well as a portion of our customer list.  Further, certain fulfillment contracts were terminated during the fiscal year 2009. These transactions will continue to result in a significant loss of future revenue which could adversely impact our financial condition and results of operations.

As a result of the cessation of billing of the accounts subject to these sales or terminations of billing contracts during the fiscal year 2009, the reserves held by the LEC processors, and carried by us as accounts receivable, are no longer increasing as a result of continued billing for services provided to directory business customers. Further, the LEC processors continue to deduct their expenses from these reserves. We have made reasonable estimates of these potential expenses over the expected period of collection of these reserve amounts held-back by the LEC processors. However, it is possible that the actual expenses billed by the LEC processors in the future could vary significantly from the estimates made by the Company, thereby affecting the amounts collectible from the booked accounts receivable.

The discontinuance of our classifieds and Direct Sales businesses could adversely impact our financial condition.

In fiscal year 2009 we made the strategic decision to discontinue our classifieds business and product offerings which have historically generated a majority of our revenues and in December 2010 we made the strategic decision to discontinue our Direct Sales business.  These discontinuances will continue to reduce our revenues that were generated from these product lines, particularly with respect to those customers who sought an integrated Yellow Pages and classifieds product.

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

Search engine optimization and online marketing services are emerging fields with a considerable amount of competitors in each field.  Additionally, major Internet companies, including Google, Microsoft, Verizon, and Yahoo!, currently market Internet Yellow Pages, local search services and other products that directly compete with our legacy business as well as our new product offerings.  We may not compete effectively with existing and potential competitors for several reasons, including the following:

▪	some competitors have longer operating histories and greater financial and other resources than we have and are in better financial condition than we are;

▪	some competitors have better name recognition, as well as larger, more established, and more extensive marketing, customer service, and customer support capabilities than we have;

▪	some competitors may supply a broader range of services, enabling them to serve more or all of their customers’ needs;

▪	some competitors may be able to better adapt to changing market conditions and customer demand; and

▪
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

Our operating results have historically fluctuated significantly, and we have experienced recent declines in net revenues and operating profits.  We could continue to experience fluctuations or continued declining operating results due to factors that may or may not be within our control.  Such factors include the following:

▪	fluctuating demand for our services, which may depend on a number of factors including:

-	changes in economic conditions and our advertisers’ profitability,

-	advertiser refunds or cancellations, and

-	our ability to continue to bill through existing means;

▪	market acceptance of new or enhanced versions of our services or products;

▪	price competition or pricing changes by us or our competitors;

▪	new product offerings or other actions by our competitors;

▪	the ability of our check processing service providers to continue to process and provide billing information regarding our solicitation checks;

▪	the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;

▪	technical difficulties or failures affecting our systems or the Internet in general;

▪	a decline in Internet traffic at our website; and

▪	the fixed nature of a significant amount of our operating expenses.

The loss of our ability to bill advertisers through our ACH billing channel would adversely impact our results of operations.

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

Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel.  We currently anticipate that our cash on hand as of September 30, 2010, together with cash flows from operations or obtained from other sources, such other sources of cash possibly including stock issuances, loans and advances from our existing LEC clearing houses through their current advance programs or other forms of financing secured by or leveraged off our increasing accounts receivable based on existing programs in place that are being offered to companies similar to ours will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures over the next 12 months.  In the future, however, we may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities.  Our future liquidity and capital requirements will depend on numerous factors, including the following:

▪	the pace of expansion of our operations;

▪	our need to respond to competitive pressures; and

▪	future acquisitions of complementary products, technologies or businesses.

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

We may decide to initiate litigation in order to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of our proprietary rights.  Any such litigation could result in substantial expense, may reduce our profits, and may not adequately protect our intellectual property rights.  In addition, we may be exposed to future litigation by third parties based on claims that our products or services infringe their intellectual property rights.  Any such claim or litigation against us, whether or not successful, could result in substantial costs and harm our reputation.  In addition, such claims or litigation could force us to do one or more of the following:

▪	cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

▪	obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and

▪
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

The U.S. and global economy is currently undergoing a gradual and extended recovery from a prolonged recession and a period of unprecedented volatility.  It is unclear how prolonged this recovery will be and how it will affect our industry in particular. Many believe that the general future economic environment may continue to be less favorable than that of recent years.  If the challenging economic conditions in the U.S. and other key countries persist or worsen, our customers may delay or reduce spending.  This could result in reductions in sales of our products and services, longer sales cycles and increased price competition.  Any of these events would likely harm our business, results of operations and financial condition.

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

We regularly look for opportunities to support our new business strategy through appropriate acquisitions, divestitures and/or strategic alliances.  There can be no assurance that we will be successful in identifying appropriate transaction partners or integrating the results of any such transactions in a way that ultimately supports our business strategy.  Any such transactions could also involve the dilutive issuance of equity securities and/or the incurrence of debt.  In addition, future strategic transactions may involve numerous other risks, including but not limited to:

▪	exposure to unanticipated liabilities of an acquired company (or acquired assets);

▪	the potential loss of key customers or key personnel in connection with, or as the result of, a transaction;

▪	the recording of goodwill and intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

▪
the diversion of the attention of our management team from other business concerns, including the day-to-day management of our Company and/or the internal growth strategies that they are currently implementing; and

▪	the risk of entering into markets or producing products where we have limited or no experience, including the integration of the purchased technologies and products with our technologies and products.

Risks Related to the Internet

We may not be able to adapt as the Internet and advertiser demands continue to evolve.

Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations. The Internet, e-commerce, and the online marketing industry are characterized by:

▪	rapid technological change;

▪	changes in advertiser and user requirements and preferences;

▪	frequent new product and service introductions embodying new technologies; and

▪	the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

In order to compete successfully in the future, we must:

▪	enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current advertisers;

▪	license, develop or acquire technologies useful in our business on a timely basis; and

▪	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

Due to the increasing popularity and use of the Internet and online services such as online Yellow Pages, federal, state, local, and foreign governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet and other online services.  These laws and regulations may affect issues such as user privacy, pricing, content, taxation, copyrights, distribution, and quality of products and services.  The laws governing the Internet remain largely unsettled, even in areas where legislation has been enacted.  It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, and taxation apply to the Internet and Internet advertising and directory services. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.  Any new legislation could hinder the growth in use of the Internet generally or in our industry and could impose additional burdens on companies conducting business online, which could, in turn, decrease the demand for our services, increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Our systems and operations may be vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users or “hackers,” natural disaster, and similar events.  Preventing, alleviating, or eliminating computer viruses and other service-related or security problems may require interruptions, delays or cessation of service.  We may need to expend significant resources protecting against the threat of security breaches or alleviating potential or actual service interruptions.  The occurrence of such unanticipated problems or security breaches could cause material interruptions or delays in our business, loss of data, or misappropriation of proprietary or IAP advertiser-related information or could render us unable to provide services to our advertisers for an indeterminate length of time.  The occurrence of any or all of these events could materially and adversely affect our business, prospects, financial condition, and results of operations.

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

The trading price of our common stock has been volatile over the past few years and investors could experience losses in response to factors including the following, many of which are beyond our control:

▪	decreased demand in the Internet services sector;

▪	variations in our operating results;

▪	announcements of technological innovations or new services by us or our competitors;

▪	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

▪	our failure to meet analysts’ expectations;

▪	changes in operating and stock price performance of other technology companies similar to us;

▪	conditions or trends in the technology industry;

▪	additions or departures of key personnel; and

▪	future sales of our common stock.

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

We are subject to the Nevada anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Nevada corporations from engaging in a merger, consolidation, sales of its stock or assets, and certain other transactions with any stockholder, including all affiliates and associates of the stockholder, who owns 10% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 10% or more of the corporation’s voting stock except in certain situations.  In addition, our amended and restated articles of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management.  These provisions include the following:

▪	the authority of our board to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of these shares, without stockholder approval;

▪	all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent unless such action or proposal is first approved by our board of directors;

▪	special meetings of the stockholders may be called only by the Chairman of the Board, the Chief Executive Officer, or the President of our company; and

▪	cumulative voting is not allowed in the election of our directors.

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

Our stock price may result in our failure to maintain compliance with NASDAQ Listing Rules related to minimum stock price requirements, which could result in NASDAQ delisting our common stock.

NASDAQ Listing Rules require us to maintain a closing bid price of $1.00 per share for our common stock.  In the event that our common stock closing bid price falls below $1.00 per share for 30 consecutive business days, we would likely receive notice from NASDAQ that we are not in compliance with Listing Rules, which could ultimately lead to the delisting of our common stock from NASDAQ if we were unable to maintain the requisite minimum stock price during the subsequent probationary period.  In the event that we were delisted from NASDAQ, our common stock would become significantly less liquid, which would adversely affect its value.  Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on NASDAQ.  On April 8, 2010, LiveDeal received a letter from NASDAQ’s Listing Qualifications Department informing the Company of its failure to comply with NASDAQ’s minimum bid price requirement.  At the time, the Company was given a 180-day grace period (until October 5, 2010) to regain compliance, during which time the Company’s common stock continued to be traded on the NASDAQ Capital Market.  Effective on September 7, 2010, LiveDeal implemented a 1-for-10 reverse stock split as a strategy to increase its minimum bid price and regain compliance with NASDAQ rules.  On September 21, 2010, the Company received a letter from NASDAQ confirming that it had regained compliance with the applicable rules, and that the matter was closed.  There can be no assurance, however, that we will maintain compliance with applicable NASDAQ listing rules in the future, or that our common stock will continue to be traded on the NASDAQ Capital Market (or any other securities exchange or market).

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We entered into a long-term lease, which began in November 2007, for a 12,635 square foot facility in Las Vegas, Nevada that functions as the headquarters and operating facility for LiveDeal, Inc. and our subsidiaries.  We pay rent of approximately $315,000 annually under the lease which expires on December 31, 2012.

We also have a long-term lease for a 16,772 square foot facility in Mesa, Arizona that was formerly used to house our corporate headquarters.  We pay rent of approximately $120,000 annually under this lease, which expires in June 2011.  Although we are no longer utilizing this space for our operations, we are responsible for the remaining lease payments and our accounting treatment with respect to the lease has not changed.

We believe that these facilities are adequate for our current and anticipated future needs and that all of these facilities and their contents are adequately covered by insurance.

ITEM 3. Legal Proceedings

Except as described below, as of September 30, 2010, we were not a party to any pending material legal proceedings other than claims that arise in the normal conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.

Joe Cunningham v. LiveDeal, Inc. et al.

On July 16, 2008, Joseph Cunningham, who was at the time a member of LiveDeal’s Board of Directors, filed a complaint with the U.S. Department of Labor's Occupational Safety and Health Administration (“OSHA”) alleging that the Company and certain members of its Board of Directors had engaged in discriminatory employment practices in violation of the Sarbanes-Oxley Act of 2002’s statutory protections for corporate whistleblowers when the Board of Directors removed him as Chairman on May 22, 2008.  In his complaint, Mr. Cunningham asked OSHA to order his appointment as Chief Executive Officer of the Company or, in the alternative, to order his reinstatement as Chairman of the Board.  Mr. Cunningham also sought back pay, special damages and litigation costs.

On July 16, 2010, Mr. Cunningham attempted to amend his OSHA complaint to include an additional adverse action allegation.  On September 20, 2010, OSHA issued a letter informing Mr. Cunningham that as a former board member and alleged prospective interim CEO, he is not considered an “employee” under the relevant statute, which is a required element for his claims.  Accordingly, OSHA dismissed Mr. Cunningham’s complaint.

On October 20, 2010, Mr. Cunningham filed objections to OSHA’s findings.  Mr. Cunningham's appeal of OSHA’s ruling is currently pending.

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

Following unsuccessful settlement discussions in which the Attorney General’s office refused to enter into any agreement not to share the confidential information with third parties (including the Company’s opponents in pending private litigation), the Company sought a protective order in the State of Washington’s King County Superior Court (Case No. 06-2-39213-2 SEA) on September 8, 2009, which was denied on November 16, 2009.  The Company appealed in State of Washington’s Court of Appeals (Division I, Case No. 64539-1) and moved to stay the effect of the November 16, 2009 ruling.  The appeal was denied.  After denial of the appeal, the Company and the Attorney General's office cooperatively resolved their dispute.  The matter is considered closed.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. ("GES") filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court. GES has alleged in its complaint that the Company's use of activator checks violated the Washington Consumer Protection Act.  GES seeks injunctive relief against the Company's use of the checks, as well as judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class. LiveDeal has denied the allegations.  Early in 2010, the Court denied both parties’ dispositive motions after oral argument.   Active litigation is temporarily suspended and the parties are engaged in settlement discussions.

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

As the Company has previously disclosed, on November 12, 2008, the Illinois Attorney General filed a complaint in the Court against the Company requesting money damages and injunctive relief for claims that the Company employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in part promoted premium Internet yellow page listings to Illinois consumers.  The Company denied the allegations, and the Court subsequently denied both parties’ dispositive motions.

On September 2, 2010, a Final Judgment and Consent Decree (the “Consent Decree”) providing for the settlement of the Company’s ongoing litigation with the Illinois Attorney General was filed by the Circuit Court of the Seventh Judicial Circuit of the State of Illinois (Sangamon County).  The Consent Decree was previously executed by the Company and the Illinois Attorney General.

As set forth in the Consent Decree, the terms of the settlement required the Company to make a $10,000 contribution to the Illinois Attorney General Court Ordered and Voluntary Compliance Payment Projects Fund for Consumer Enforcement and Education.  Illinois consumers who entered into an Internet yellow pages contract on or after January 1, 2007, and who have not already cancelled such listing and received a full refund, were are also entitled to a full refund from the Company (provided that they did not actually and knowingly agree to purchase the Company’s Internet yellow page listings).  Consumers needed to provide written notice of their demand for a refund within 60 days after the entry of the Consent Decree, and the Company had up to 120 days after the date of the Consent Decree to challenge any consumer’s right to a refund.  No consumers submitted a claim during the claim period.

Among other things, the Consent Decree restricts the Company from soliciting, billing, or knowingly causing Illinois consumers to be billed for Internet yellow page listings for a period of five years.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “LIVE”.

The following table sets forth the quarterly high and low sale prices per share of our common stock during the last two fiscal years.   All prices have been adjusted to reflect the reverse stock split that was completed on September 7, 2010.

	Quarter Ended	High	Low
2009	December 31, 2008	$20.00	$10.20
	March 31, 2009	$22.00	$12.40
	June 30, 2009	$21.00	$10.00
	September 30, 2009	$17.00	$10.10
2010	December 31, 2009	$23.80	$11.70
	March 31, 2010	$17.00	$5.50
	June 30, 2010	$8.40	$5.00
	September 30, 2010	$7.41	$3.30

Holders of Record

On December 1, 2010, there were approximately 181 holders of record of our common stock according to our transfer agent. The Company has no record of the number of stockholders who hold their stock in “street name” with various brokers.

Dividend Policy

We have one class of authorized preferred stock (Series E Preferred Stock), of which there are currently 127,840 shares issued and outstanding.  Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year.  At September 30, 2010, we had accrued but unpaid dividends totaling approximately $10,100.

Presently, we do not pay dividends on our common stock.  The timing and amount of future dividend payments by our Company, if any, will be determined by our Board of Directors based upon our earnings, capital requirements and financial position, general economic conditions, alternative uses of capital, and other pertinent factors.

Issuer Purchases of Equity Securities

During the year ended September 30, 2009, the Company’s existing repurchase plan which authorized repurchases of up to $1,000,000 of common stock from time to time on the open market was increased by another $500,000, and the Company acquired an aggregate of 34,611 shares of its common stock at market prices at an aggregate cost of $532,521.

During the year ended September 30, 2010, the Company acquired an aggregate of 1,341 shares of its common stock at market prices at an aggregate cost of $25,882.  At September 30, 2010 the Company had retired all but 4,252 shares of treasury stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Reference is made to Note 12 of the notes to our consolidated financial statements for certain disclosures about the Company’s equity compensation plans.

Performance Graph

Compare 5-Year Cumulative Total Return
Among LiveDeal, Inc., Wilshire 5000 Index
And Dow Jones Internet Index

Assumes $100 Invested on September 30, 2005
Assumes Dividends, if any, Reinvested
Fiscal Year Ended September 30, 2010

	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010
LiveDeal, Inc.	$100.00	$103.53	$75.20	$17.06	$18.20	$5.62
Wilshire 5000 Index	$100.00	$108.60	$125.00	$96.63	$88.79	$97.82
Dow Jones Internet Services Index	$100.00	$123.32	$144.75	$119.86	$137.08	$188.55

ITEM 6. Selected Financial Data

Not required for smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended September 30, 2010, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 8 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-K includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to our (i) expectation that continued investment in online advertising to bring increased traffic to our websites will drive increased revenues; (ii) expectation that there are no further impacts to our results of operations from the Attorneys’ General settlement; (iii) expectation that cost of sales will continue to be directly correlated to our use of the LEC billing channel and (iv) belief that our existing cash on hand, together with additional cash generated from operations or obtained from other sources, such other sources of cash possibly including stock issuances, loans and advances from our existing LEC clearing houses through their current advance programs or other forms of financing secured by or leveraged off our increasing accounts receivable based on existing programs in place that are being offered to companies similar to ours; will provide us with sufficient liquidity to meet our operating needs for the next 12 months.

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

Executive Overview

Our Company

LiveDeal, Inc. provides local customer acquisition services for small businesses. LiveDeal, through our two primary wholly-owned subsidiaries (Velocity Marketing Concepts, Inc. and Local Marketing Experts, Inc.), offers an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet.

LiveDeal first started in the online marketing industry as YP.com. At the time, we were the first company to bring the print yellow pages to the Internet in 1994. From there we moved into the online classifieds business when we merged with LiveDeal in 2007.

Today, we have adapted and adjusted our company goals to reflect the latest online trends through the launch of our InstantProfile product through Velocity Marketing Concepts, Inc. and its companion products.

LiveDeal uses the latest technologies to deliver best-in-breed online marketing solutions to our small business customers.  We have online advertising solutions to help small businesses grow their company and realize online success.

Summary Business Description

LiveDeal delivers affordable acquisition services to the small business segment through the InstantAgency Suite of products and services. These products are currently sold through two wholly owned subsidiaries that target complimentary aspects of the small business market.

The InstantAgency® products include:

InstantProfile distributes a small business’ key contact and service information to the top Internet destinations (based on popularity), including the search engines, internet directories, and social media networks. This gives the advertiser the ability to manage their business information in one location and maximize their reach to the many destinations a consumer may search for local business services.

InstantProfile’s social media platform, InstantBUZZ, not only creates a presence for the advertiser in select social media networks, it also allows them to use one location to broadcast their messages across their entire social media network. By leveraging this automation the advertiser eliminates the need to manage multiple logins for individual websites and duplicate submissions and decreases the time required to broadcast their messages from hours to one click of a button.

Additionally, advertisers with InstantProfile also enjoy a suite of communication tools that assist them in communicating directly with their customers and employees. These communication tools include a conferencing solution to host conference calls with up to 10 participants and an online electronic fax solution with unlimited faxes included.

The key attribute the InstantAgency® products and services all have in common is high value, low cost marketing options that service the many needs of the small business customer. The suite of products and services were strategically chosen the service entry level products and services that can grow with the small business as it continues to grow. For those starting with the more customized products and services, InstantAgency® can continue to drive more online visitors, callers and in turn customers based on the customer budget.  Our strategic advantage is the ability to service the small business customer regardless of their budget or online knowledge.

Recent Events & Transactions

Financial Performance

We have embarked on a significant change in business strategy to re-emphasize our legacy business (directory services offering) and update it to meet current market requirements and move ahead of our competitors in this market segment.  As a result, we have continued to experience a decline in revenues and gross profit over the last several quarters, but have also reduced our ongoing costs and expenses and reduced ongoing losses. While we have yet to achieve sufficient sales in our new InstantProfile business to allow us to achieve operating profitability, we began to achieve growth in revenues in this business segment during fiscal 2010 with sales officially launching in July 2010.

Change in Business Strategy

In and around March 2010, we evaluated our business and adopted a new business strategy that addressed each of our business segments as separate entities and re-launched and restructured our legacy line of business. This evaluation was necessitated by the challenges facing our Direct Sales - Customer Acquisition Services business lines that provide Internet-based customer acquisition strategies for small business, as well as declining revenues from our traditional business line (i.e. directory services).  Additionally, current economic and regulatory forces, both general and specific to our industry, impacted our consideration of our existing business model and strategy.  Some of these factors include the following:

▪	The current effects of the recovery from the recent recession and general economic downturn;
▪	Our perception that the general economic downturn could lead our business customers to seek lower-cost customer acquisition methods, primarily through the Internet;
▪	The reconstitution of our management team;
▪	The termination of certain significant directory business contracts related to the traditional business; and
▪	Continuing losses in our Direct Sales business.

As a result, we made significant changes to our business strategy during the second quarter of fiscal 2010.  We decided to move our strategic focus towards our directory services business and bring it up to current market standards and regulatory requirements and away from our Direct Sales business line.   This strategy culminated in the termination of all new sales under the Direct Sales business line on December 1, 2010.

Our new strategic focus is on delivering a suite of Internet-based, local search driven, customer acquisition services for small businesses, sold via telemarketing using LEC billing channels and targeting all segments of the SMB market through our Velocity Marketing Concepts, Inc. subsidiary.

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

On January 4, 2010,  Richard Sommer resigned as our Chief Executive Officer.  As a result of his departure, Mr. Sommer also resigned as a member of our Board of Directors.  Following Mr. Sommer’s departure, Kevin A. Hall was appointed as our interim Chief Operating Officer (COO).  Mr. Hall had been serving as our General Counsel and Vice President of Human Resources and Business Development since April 2009.  Prior to that time, Mr. Hall was a partner in the San Francisco, California and New York, New York offices of Reed Smith LLP, an international law firm with more than 1,500 attorneys worldwide, from 2006 until 2008. Previously, he was a senior associate and later a partner in the New York, New York office of Linklaters, a London-based global law firm, from 1998 until 2006. Mr. Hall, who is admitted to practice law in California and New York, specializes in general corporate law, finance, structured finance, and other complex commercial and financial transactions (including mergers and acquisitions). He holds a B.A. in History and French Literature from Columbia College, a Master's Degree in International Affairs from Columbia University, and a law degree from Cornell School of Law.

On May 20, 2010, the Board of Directors of LiveDeal appointed Kevin A. Hall as President and Chief Operating Officer of the Company.

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

On November 30, 2010, our Board of Directors approved a reduction in force that resulted in the termination of 36 employees of the Company, or approximately 60% of the Company’s workforce, effective December 1, 2010.   The reduction in force was related to the Company’s ongoing restructuring and cost reduction efforts and strategy of focusing its resources on the development and expansion of its core InstantProfile product, the successor to the Company’s LEC-billed directory product.  All terminated employees were involved in the marketing and sale of the Company’s InstantPromote product by its subsidiary, Local Marketing Experts, Inc.  There was also a reduction of 14 additional people due to natural attrition.

We incurred expenses of $99,319 in connection with the reduction in force, of which $37,500 was incurred for one-time employee termination benefits payable in cash.  The remaining expenses relate to salaries and wages payable in cash to the affected employees.  Substantially all of these charges will be expensed in the first quarter of fiscal 2011.

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

Revenue Recognition

Local Marketing Experts, Inc. (former Direct Sales – Customer Acquisition Services).  Our direct sales contracts typically involve upfront billing for an initial payment followed by monthly billings over the contractual period.  We recognize revenue on a straight line basis over the contractual period.  Billings in excess of recognized revenue are included as deferred revenue in the accompanying consolidated balance sheets.

Previously, we recognized the value of the noncancelable portion of the Direct Sales’ customer contract as a receivable and billed the customer for the amount of the contract over the period of the contract. We only recognized a portion of the contract value as revenue each month, approximately pro-rating the contract to a monthly amount, with the remainder of the noncancelable portion of the contract maintained as a deferred revenue liability. In the quarter ended June 30, 2009, we corrected our balance sheet presentation related to our direct sales contracts to include in accounts receivable only those amounts that are still outstanding receivables after having been billed in accordance with the terms of the contract.

Velocity Marketing Concepts, Inc. (formerly Directory Services). We generate revenue from customer subscriptions for directory and advertising services.  We recognize revenues as services are rendered.  In some instances, we receive payments in advance of rendering services, whereupon such revenues are deferred until the related services are rendered.  Our billing and collection procedures include significant involvement of outside parties, referred to as aggregators for LEC billing and service providers for ACH billing.  We provide allowances for customer refunds, non-paying customers and fees which are estimated at the time of billing.

Allowance for Doubtful Accounts

We estimate allowances for doubtful accounts for accounts that are billed directly by us as well as those serviced by third party aggregators and service providers (Processors).

We reflect the amounts held in reserve by the Processors as accounts receivable in the accompanying consolidated balance sheets. During the period that we received settlements from our billings through these LEC channels, the level of the reserves held by the Processors changed accordingly and the Processors often calculated the holdback amounts from the settlements due to us as ‘rolling reserves’ that we believe are actuarially estimated by them based on the level of business, the expectation of future billings from which to replenish such reserves, and other factors. The costs and expenses related to such settlements and reserve holdback amounts were recorded as expenses during the period that the settlements were received. With the cessation of such settlements, the costs and expenses are now related to the maintenance of the reserves held by the Processors. The reserves now held are not changing due to the cessation of billing activities by us, and accordingly, we have now made estimates of the costs and expenses that we are likely to incur to collect the holdback amounts held as reserves. These estimates lead to an accrual of expected costs over the expected length of the collection period of the accounts receivable and, therefore, to an increase in the allowances, instead of recording such expenses as period costs as they are actually incurred as would have been the case if we continued to have regular billings through the Processors.

The allowance at September 30, 2010 included a reserve allowance of $703,732 resulting from the Chapter 11 Bankruptcy filing of one of our LEC aggregators, representing a reduction in the estimated collectability of our entire pre-petition outstanding receivable balance of $777,755. The aggregate of accounts receivable balances from the LEC operations that do not have billing activity as of September 30, 2010 was $2,370,029, and the aggregate of corresponding allowances was $1,848,526. These aggregate amounts include the accounts receivable balances and allowances for the accounts held by the Chapter 11 trustee.

Carrying Value of Intangible Assets

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

Goodwill

We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of ASC 350, which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. As a result of this analysis, it was determined that the entire goodwill balance attributable to the Company’s acquisitions of OnCall Subscriber Management and LiveDeal, Inc. were impaired and were written off during the fiscal year ended September 30, 2009.

Customer Acquisition Costs

We acquire customers primarily through outbound call campaigns whereby we incur costs which include the acquisition of calling lists, personnel costs, etc.  Customers subscribe to the services by affirmatively responding to those campaigns, which serve as the contract for the subscription.  Calling campaign costs are expensed as incurred.  We historically have also incurred costs to acquire customers in connection with certain fulfillment contracts.  Such costs were capitalized and amortized over the expected life of the related revenue stream.  All such amounts have been fully amortized as of September 30, 2010.

Income Taxes

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

We have estimated net deferred income tax assets (net of valuation allowances) of $0 at September 30, 2010 and 2009.  A full valuation allowance has been established against all net deferred tax assets as of September 30, 2010 and 2009 based on estimates of recoverability.  While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business model.  Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

We performed an analysis of uncertain tax positions and we did not identify any significant uncertainties that would affect the carrying value of our deferred tax assets and liabilities at September 30, 2010.

Stock-Based Compensation

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

Results of Operations

Net Revenues

Year Ended September 30,	Net Revenues	Change from Prior Year	Percent Change from Prior Year

2010	$8,077,434	$(5,361,221)	(39.9)%
2009	$13,438,655

Net revenues in fiscal 2010 decreased by approximately $5,361,000, due primarily to changes in our business strategy and the sales of our www.yp.com URL and a portion of our customer list in fiscal 2009.  Net revenues in our directory services business decreased by approximately $5,092,000 to $4,239,000 in fiscal 2010 as compared to $9,331,000 in fiscal 2009.  Net revenues in our customer acquisition services business segment decreased by approximately $269,000 to $3,839,000 in fiscal 2010 as compared to $4,108,000 in fiscal 2009.  We anticipate that revenues from our customer acquisition services business will continue to decline in the future as we refocus our efforts toward our subscription based business using LEC billing channels marketed under our Velocity Marketing Concepts, Inc. subsidiary.

Cost of Services

Year Ended September 30,	Cost of Services	Change from Prior Year	Percent Change from Prior Year

2010	$3,857,684	$(2,534,094)	(39.6)%
2009	$6,391,778

Cost of services decreased in fiscal 2010 as compared to fiscal 2009, as a result of decreased costs in our directory services and increased costs in our customer acquisition services.

Cost of services in our customer acquisition services business were approximately $3,097,000 in fiscal 2010 as compared to $2,768,000 in fiscal 2009.  See discussion of gross margins elsewhere in this section.

Cost of services in our directory services business were approximately $761,000 in fiscal 2010 as compared to $3,624,000 in fiscal 2009 primarily due to a 55% reduction in revenues.  During 2010, we experienced cost decreases in our directory services business on a per customer basis due to decreases in per-customer charges billed to us from our third party service providers and decreases in bad debt expense.

Gross Profit

Year Ended September 30,	Gross Profit	Change from Prior Year	Percent Change from Prior Year

2010	$4,219,750	$(2,827,127)	(40.1)%
2009	$7,046,877

Gross profit decreased approximately $2,827,000 in fiscal 2010 as compared to fiscal 2009 reflecting a decrease in net revenues and a decline in gross margins in our customer acquisition services business as we continue to refine and develop our business strategy.  The following table sets forth changes in our gross margin by business segment.

	Year ended September 30,
	2010	2009

Customer acquisition services -
Gross profit	$741,949	$1,339,997
Gross margin	19.3%	32.6%
Directory services -
Gross profit	$3,477,801	$5,706,880
Gross margin	82.1%	61.2%

General and Administrative Expenses

Year Ended September 30,	General & Administrative Expenses	Change from Prior Year	Percent Change from Prior Year

2010	$11,734,122	$(3,445,859)	(22.7)%
2009	$15,179,981

General and administrative expenses decreased in fiscal 2010 as compared to fiscal 2009 due to the following:

•
A decrease in compensation and compensation-related expenses of $3,658,000 reflecting the impacts of our restructuring actions and reduction in force during 2009 and 2010 from 111 employees at September 30, 2009 to 73 at September 30, 2010, which employee count, from September 30, 2010 to November 30, 2010, has further decreased from 73 to 60 due to attrition during the course of normal business operations, decreased further on December 1, 2010 by 36 employees due to the reduction in force described herein and the resignation of 1 additional employee on December 3, 2010, resulting in an employee count of 23 as of December 20, 2010;

•
A decrease in depreciation and amortization expense of approximately $644,000 due primarily to the effects of the impairment of amortizable intangible assets that occurred in the second quarter of fiscal 2009;

•	A decrease in rent, utilities and office expenses of approximately $485,000 as a result of the closure of our Santa Clara and New York facilities and other cost-containment initiatives; and

•	Other miscellaneous cost decreases of approximately $85,000; partially offset by

•
An increase in legal settlement costs of $310,000 reflecting a settlement of $300,000 in the first quarter of fiscal 2010 with On-Call Superior Management (“OSM”) and SMeVentures, Inc. (“SMe”) and a $10,000 payment in the fourth quarter of fiscal 2010 associated with our settlement with the Illinois Attorney General.   See Part I, Item 3.  Legal Proceedings in this report for further information; and

•
An increase in professional fees of $1,116,000 reflecting an increase in IT infrastructure and product development costs of $828,000 as we develop our next-generation of products, increased legal fees of $262,000 as we defend several litigation matters related to our legacy businesses and $26,000 in other miscellaneous increases in professional fees.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009
Compensation for employees, leased employees, officers and directors	$1,048,094	$967,323	$1,352,108	$2,241,198	$2,054,709	$2,392,081	$2,311,056	$2,508,836
Professional fees	551,394	677,507	1,023,582	488,993	336,273	421,700	411,564	455,832
Depreciation and amortization	214,617	215,102	218,200	225,653	211,336	186,077	560,383	559,289
Other general and administrative costs	462,278	497,865	544,162	1,006,046	451,300	813,124	771,352	735,070

Sales and Marketing Expenses

Year Ended September 30,	Sales & Marketing Expenses	Change from Prior Year	Percent Change from Prior Year

2010	$226,442	$(2,230,621)	(90.8)%
2009	$2,457,063

Sales and marketing expenses decreased in fiscal 2010 as compared to fiscal 2009 due to the following:

•
$1,908,000 of decreased telemarketing and other customer acquisition costs as we significantly decreased these activities in light of our changing business strategy and cost containment initiatives; and

•	$323,000 of decreased branding, online advertising and click traffic as part of our cost containment initiatives.

We are currently developing our marketing strategies in light of our new business focus and anticipate that such expenditures will decline in the future.

Impairment of Goodwill and Intangible Assets
Year Ended September 30,	Impairment of Goodwill and Intangible Assets	Change from Prior Year	Percent Change from Prior Year

2010	$-	$(7,866,109)	(100)%
2009	$7,866,109

We incurred an impairment charge in the second quarter of fiscal 2009 to write-down goodwill and other intangible assets.  No such charges were incurred in fiscal 2010.

Operating Loss

Year Ended September 30,	Operating Loss	Change from Prior Year	Percent Change from Prior Year

2010	$(7,740,814)	$10,715,462	(58.1)%
2009	$(18,456,276)

The decrease in our operating loss for fiscal 2010 as compared to fiscal 2009 is primarily due to the impairment charge, decreased gross profit and changes in operating expenses, each of which is described above.

Total Other Income (Expense)

Year Ended September 30,	Total Other Income (Expense)	Change from Prior Year	Percent Change from Prior Year

2010	$41,189	$(7,486,745)	(99.5)%
2009	$7,527,934

Other income (expense) in fiscal 2010 consisted of:

•	$50,000 adjustment to the gain on sale of our customer list from fiscal 2009 reflecting adjustments to certain accruals;
•	$18,000 of interest income on cash balances; partially offset by
•	($27,000) loss on disposal of fixed assets.

Other income (expense) in fiscal 2009 consisted of the following:

•	$3,041,000 from the sale of a portion of our customer list associated with our directory services business;
•	$642,000 from an amendment to another directory services contract in consideration of accelerated payments on our outstanding accounts receivables;
•	$3,806,000 from an agreement to sell our Internet domain name “www.yp.com” to YellowPages.com; and
•	$39,000 of interest income on cash balances and short term investments

Income Tax Provision (Benefit)

Year Ended September 30,	Income Tax Provision (Benefit)	Change from Prior Year	Percent Change from Prior Year

2010	$(230,382)	$(3,623,897)	(106.8)%
2009	$3,393,515

Income tax benefit of $230,000 in fiscal 2010 was the result of an adjustment to income tax receivable for net operating loss carrybacks as a result of true-ups to our final 2009 tax return that was filed during fiscal 2010.  There was no income tax benefit recognized related to our fiscal 2010 net loss as we have established a full valuation allowance against all deferred tax assets.

During fiscal 2009, we recognized an income tax provision of approximately $3,394,000 related to the establishment of a full valuation allowance against all deferred tax assets in light of the uncertainty surrounding our abilities to utilize such tax benefits in the future.

Income (Loss) from Discontinued Operations

Year Ended September 30,	Income (Loss) from Discontinued Operations	Change from Prior Year	Percent Change from Prior Year

2010	$12,525	$8,281,968	100.2%
2009	$(8,269,443)

During fiscal 2010, we recognized income of $13,000 from discontinued operations, reflecting the adjustment of certain accruals associated with the wind-down of our classifieds operations.

During fiscal 2009, we discontinued our classifieds business.  Included in the loss for fiscal 2009 is the impairment of goodwill and other intangibles related to this business.

Net Loss

Year Ended September 30,	Net Loss	Change from Prior Year	Percent Change from Prior Year

2010	$(7,456,718)	$15,134,582	(67.0)%
2009	$(22,591,300)

Changes in net loss are primarily attributable to changes in operating income, other income (expense), income tax expense and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash used in operating activities increased by $977,000, or 33%, to ($3,940,000) for the year ended September 30, 2010, compared to ($2,963,000) for the year ended September 30, 2009.  This change in cash flows is attributable to the following: although our net loss decreased by approximately $15,135,000 in fiscal 2010 as compared to fiscal 2009, this was offset by a decrease in non-cash charges and other adjustments of $16,377,000  in fiscal 2010 as compared to fiscal 2009.  Cash flows from operations were also impacted by an increase of $265,000 in changes in working capital and other assets in fiscal 2010 as compared to fiscal 2009, primarily the result of collections of income tax refunds in fiscal 2010 partially offset by lower accounts receivable collections in fiscal 2009.

Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings.  During fiscal 2009, we were transitioning away from directory services toward our customer acquisition services, whose billings experience shorter collection times.  Accordingly we were able to reduce our collection times and our outstanding accounts receivable balances.  As of September 30, 2010, no single customer accounted for greater than 10% of accounts receivable.

With respect to our customer acquisition services, we generally receive upfront payments averaging approximately one-sixth of the gross contract amount.  Subsequent payments are received on an installment basis after the application of the initial payment amounts and are billed ratably over the remaining life of the contract. Most customers purchasing these services elect to use their credit cards to effect payments, and therefore our collections are usually made within a few days of the installment due date.

Our most significant cash outflows include payments for general operating expenses.  General operating cash outflows consist of payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used in investing activities during fiscal 2010 was approximately $286,000, consisting primarily of expenditures for intangible assets primarily made up of software development and purchases of equipment in support of our new product offerings.  Cash flows provided by investing activities in fiscal 2009 totaled approximately $6,494,000, primarily attributable to the sale of our Internet domain name www.yp.com, the sale of a portion of our customer list related to our directory services business, and an amendment to an existing directory services contract, which provided aggregate cash inflows of $7,430,000.  Additionally, in fiscal 2009, we had expenditures for purchases of equipment and intangible assets totaling approximately $836,000.  During the year ended September 30, 2009, we also invested $100,000 in certificates of deposit.

Net cash used for financing activities was approximately $114,000 during fiscal 2010 and consisted of $26,000 of treasury stock repurchases and $88,000 of principal repayments on capital lease obligations.  Net cash used for financing activities was approximately $603,000 during fiscal 2009 and was attributable to $533,000 of treasury stock repurchases and $70,000 of principal repayments on capital lease obligations.

We had net working capital of $3,201,000 as of September 30, 2010 compared to $9,251,000 as of September 30, 2009.  Our cash position decreased to $3,227,000 at September 30, 2010 compared to $7,568,000 at September 30, 2009, as we had a significant decline in cash flows provided by investing activities.

On May 25, 2007, the Company’s Board of Directors terminated its pre-existing stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions.  The repurchase plan was increased by another $500,000 on October 23, 2008.  During the years ended September 30, 2010 and 2009, the Company acquired an aggregate of 1,341 and 34,611 shares of common stock for an aggregate repurchase price of $25,882 and $532,521, respectively.

We believe that our existing cash on hand and additional cash generated from operations together with additional cash obtained  through stock issuances, loans, advances or other forms of financings secured by or leveraged off our increasing accounts receivable will provide us with sufficient liquidity to meet our operating needs for the next 12 months.

The following table summarizes our contractual obligations at September 30, 2010 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease commitments	$813,516	$419,465	$315,331	$78,720	$-	$-	$-
Capital lease commitments	101,560	64,143	37,417	-	-	-	-
Noncanceleable service contracts	773,583	635,583	138,000	-	-	-	-
	$1,688,659	$1,119,191	$490,748	$78,720	$-	$-	$-

At September 30, 2010, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2010, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2010 or 2009) or commodity price risk.

ITEM 8. Financial Statements and Supplementary Data

LIVEDEAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LiveDeal, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of LiveDeal, Inc. and Subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended September 30, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated  financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two year period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Phoenix, Arizona
January 5, 2011

 LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009

Assets
Cash and cash equivalents	$3,227,374	$7,568,030
Certificates of deposit	101,293	100,000
Accounts receivable, net	948,439	1,478,183
Prepaid expenses and other current assets	219,121	326,442
Income taxes receivable	-	1,490,835
Total current assets	4,496,227	10,963,490
Accounts receivable, long term portion, net	330,234	1,039,403
Property and equipment, net	397,382	615,906
Deposits and other assets	49,294	81,212
Intangible assets, net	1,938,952	2,336,714
Total assets	$7,212,089	$15,036,725

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$354,440	$549,681
Accrued liabilities	880,188	1,092,811
Current portion of capital lease obligation	60,327	69,612
Total current liabilities	1,294,955	1,712,104
Long term portion of capital lease obligation	38,283	117,073
Total liabilities	1,333,238	1,829,177

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized,
127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.01 par value, 10,000,000 shares authorized, 609,643 issued and
605,391 outstanding at September 30, 2010 and 613,343 issued and
610,433 outstanding at September 30, 2009	6,096	6,133
Treasury stock (4,252 and 2,910 shares carried at cost) at September 30, 2010 and 2009, respectively	(70,923)	(45,041)
Paid in capital	20,436,235	20,280,377
Accumulated deficit	(14,503,423)	(7,044,787)
Total stockholders' equity	5,878,851	13,207,548

Total liabilities and stockholders' equity	$7,212,089	$15,036,725

See accompanying notes to consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2010	2009

Net revenues	$8,077,434	$13,438,655
Cost of services	3,857,684	6,391,778
Gross profit	4,219,750	7,046,877

Operating expenses:
General and administrative expenses	11,734,122	15,179,981
Impairment of goodwill	-	4,350,041
Impairment of intangible assets	-	3,516,068
Sales and marketing expenses	226,442	2,457,063
Total operating expenses	11,960,564	25,503,153
Operating loss	(7,740,814)	(18,456,276)
Other income (expense):
Interest income, net	18,186	37,686
Other income (expense)	23,003	7,490,248
Total other income (expense)	41,189	7,527,934

Loss before income taxes	(7,699,625)	(10,928,342)
Income tax provision (benefit)	(230,382)	3,393,515
Loss from continuing operations	(7,469,243)	(14,321,857)

Discontinued operations
Income (loss) from discontinued component, including disposal costs	12,525	(8,329,470)
Income tax benefit	-	(60,027)
Income (loss) from discontinued operations	12,525	(8,269,443)

Net loss	$(7,456,718)	$(22,591,300)

Earnings per share – Basic:
Loss from continuing operations	$(12.45)	$(23.85)
Discontinued operations	0.02	(13.77)
Net loss	$(12.43)	$(37.62)
Earnings per share - Diluted:
Loss from continuing operations	$(12.45)	$(23.85)
Discontinued operations	0.02	(13.77)
Net loss	$(12.43)	$(37.62)

Weighted average common shares outstanding:
Basic	599,928	600,566
Diluted	599,928	600,566

See accompanying notes to consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Treasury	Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

Balance, September 30, 2008	651,368	$6,514	127,840	$10,866	$-	$20,884,112	$15,548,431	$36,449,923

Series E preferred stock dividends	-	-	-	-	-	-	(1,918)	(1,918)
Common stock issued in restricted stock plan	2,000	20	-	-	-	(20)	-	-
Stock based compensation - stock options	-	-	-	-	-	82,036	-	82,036
Restricted stock cancellations	(8,325)	(84)	-	-	-	84	-	-
Amortization of deferred stock compensation	-	-	-	-	-	(198,672)	-	(198,672)
Treasury stock purchases	-	-	-	-	(532,521)	-	-	(532,521)
Treasury stock retired	(31,700)	(317)	-	-	487,480	(487,163)	-	-
Net loss	-	-	-	-	-	-	(22,591,300)	(22,591,300)

Balance, September 30, 2009	613,343	6,133	127,840	10,866	(45,041)	20,280,377	(7,044,787)	13,207,548

Series E preferred stock dividends	-	-	-	-	-	-	(1,918)	(1,918)
Stock based compensation - stock options	-	-	-	-	-	38,448	-	38,448
Restricted stock cancellations	(3,700)	(37)	-	-	-	37	-	-
Amortization of deferred stock compensation	-	-	-	-	-	117,373	-	117,373
Treasury stock purchases	-	-	-	-	(25,882)	-	-	(25,882)
Net loss	-	-	-	-	-	-	(7,456,718)	(7,456,718)

Balance, September 30, 2010	609,643	$6,096	127,840	$10,866	$(70,923)	$20,436,235	$(14,503,423)	$5,878,851

See accompanying notes to consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,456,718)	$(22,591,300)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	873,572	2,297,626
Non-cash stock compensation expense	38,448	82,036
Amortization of stock-based compensation	117,373	(198,672)
Deferred income taxes	-	4,812,623
Provision for uncollectible accounts	921,804	2,703,067
Noncash impairment of goodwill and other intangibles	-	16,111,494
Gain on sale of customer list	-	(3,040,952)
Gain on sale of internet domain name	-	(3,805,778)
Gain on amendment of directory services contract	-	(642,268)
(Gain) loss on disposal of equipment	27,647	36,693
Changes in assets and liabilities:
Accounts receivable	317,109	3,116,762
Prepaid and other current assets	107,321	10,352
Deposits and other assets	31,918	2,335
Accounts payable	(195,241)	(529,031)
Accrued liabilities	(214,541)	(324,867)
Income taxes receivable	1,490,835	(1,003,303)

Net cash used in operating activities	(3,940,473)	(2,963,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of internet domain name	-	3,850,000
Proceeds from sale of customer list	-	2,937,501
Proceeds from amendment of directory services contract	-	642,268
Proceeds from sale of property and equipment	5,000	-
Expenditures for intangible assets	(235,012)	(734,878)
Investment in certificates of deposits	(1,293)	(100,000)
Purchases of equipment	(54,921)	(100,821)

Net cash provided by (used in) investing activities	(286,226)	6,494,070

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations	(88,075)	(70,123)
Purchase of treasury stock	(25,882)	(532,521)

Net cash used in financing activities	(113,957)	(602,644)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,340,656)	2,928,243

CASH AND CASH EQUIVALENTS, beginning of year	7,568,030	4,639,787

CASH AND CASH EQUIVALENTS, end of year	$3,227,374	$7,568,030

Supplemental cash flow disclosures:
Cash paid for interest	$5,842	$-
Cash paid for income taxes	$1,600	$1,860
Noncash financing and investing activities:
Acquistion of equipment under capital leases	$-	$24,821

Accrued and unpaid dividends	$1,918	$1,918

See accompanying notes to consolidated financial statements.

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of LiveDeal, Inc. (formerly YP Corp.), a Nevada corporation, and its wholly owned subsidiaries (collectively the “Company”).  The Company delivers local customer acquisition services for small and medium-sized businesses combined with online listing services to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet.

The Company’s new strategic focus is on delivering a suite of Internet-based, local search driven, customer acquisition services for small and medium-sized businesses, sold via telemarketing and supported by its websites and internally developed software.

The following sets forth historical transactions with respect to the Company’s organizational development:

•
Telco Billing, Inc. was formed in April 1998 to provide advertising and directory listings for businesses on its Internet website in a “Yellow Pages” format.  Telco provides those services to its subscribers for a monthly fee.  These services are provided primarily to businesses throughout the United States.  Telco became a wholly owned subsidiary of the Company after the June 1999 acquisition.

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

•
On June 6, 2007, the Company completed its acquisition of LiveDeal, Inc. (“LiveDeal”), a California corporation.  LiveDeal operated an online local classifieds marketplace, www.livedeal.com, which listed millions of goods and services for sale across the United States.  The technology acquired in the acquisition offered such classifieds functionality as fraud protection, identity protection, e-commerce, listing enhancements, photos, community-building, package pricing, premium stores, featured Yellow Page business listings and advanced local search capabilities.  This business has since been discontinued – see Note 5.

•
On July 10, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of OnCall Subscriber Management Inc., a Manila, Philippines-based company that provided telemarketing services.  The acquisition took place through the Company’s wholly-owned subsidiary, 247 Marketing LLC, a Nevada limited liability company, which remains in existence but is inactive.

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

•	During 2009, the Company made strategic changes that impacted the Company’s consolidated financial statements in the following manner:

o	Impairment charges of $16,111,494 were recorded related to the write-down of the Company’s goodwill and other intangible assets as discussed in Note 4;
o
The Company commenced a plan to discontinue its classifieds business and initiated shutdown activities, as discussed in Note 5, and has reflected the operating results of this line of business as discontinued operations in the accompanying consolidated statements of operations;

o	The Company sold a portion of its customer list associated with its directory services business and recorded a gain of $3,040,952, as discussed in Note 14; and
o	The Company established a valuation allowance of $10,586,854 related to its deferred tax assets, as described in Note 10.

•	During 2010, the Company formed the wholly-owned subsidiaries Local Marketing Experts, Inc. and Velocity Marketing Concepts, Inc.

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, LiveDeal, Local Marketing Experts, Inc., Velocity Marketing Concepts, Inc., 247 Marketing, Telco and Telco of Canada, Inc, the Company’s wholly owned subsidiaries, for the years ended September 30, 2010 and 2009, as applicable.  All intercompany transactions and balances have been eliminated in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents:  This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less.  At times, cash deposits may exceed government-insured limits.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, LiveDeal,, Local Marketing Experts, Inc., Velocity Marketing Concepts, Inc., 247 Marketing, Telco Billing, Inc. and Telco of Canada, Inc.  All significant intercompany accounts and transactions have been eliminated.

Property and Equipment:  Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. Depreciation expense was $240,798 and $432,897 for the years ended September 30, 2010 and 2009, respectively.

Revenue Recognition:

Direct Sales – Customer Acquisition Services.

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

During the second quarter of fiscal 2009, the Company sold its then existing customer list pertaining to its direct customers billed through LECs.  The Company continues to service some wholesale accounts through LEC billing channels and is rebuilding its customer base billed through LECs through its Velocity Marketing Concepts, Inc. subsidiary.

Revenue for billings to certain customers that are billed directly by the Company and not through the outside billing companies is recognized based on estimated future collections. The Company continuously reviews this estimate for reasonableness based on its collection experience.

Deferred Revenues

In some instances, the Company receives payments in advance of rendering services, whereupon such revenues are deferred until the related services are rendered.  Deferred revenue was $87,574 and $148,916 at September 30, 2010 and 2009, respectively.

Allowance for Doubtful Accounts:  The Company maintains an allowance for doubtful accounts, which includes allowances for customer refunds, dilution and fees from LEC billing aggregators and other uncollectible accounts.  The Company has increased its allowances for doubtful accounts to 63.5% of gross accounts receivable at September 30, 2010 as compared to 52.8% of gross accounts receivable at September 30, 2009.  This increase is attributable to many factors, including regulatory activity which has increased the amount of refunds, increasing fees from LEC service providers and the Company’s change in business strategy, as ongoing revenue submissions and settlements with respect to the Company’s LEC customers have ceased and bad debts, allowances and fees are deducted from existing holdback amounts.

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

Net Income (Loss) Per Share: Net income (loss) per share is calculated in accordance with FASB Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”. Under ASC 260 basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested restricted stock subject to cancellation. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants, restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

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

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of FASB ASC 360 “Property, Plant and Equipment”. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  Assets were determined to be impaired during the year ended September 30, 2009 (See Note 4).

Goodwill:  The Company evaluates goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may have occurred in accordance with the provisions of FASB ASC 350 “Goodwill and Other Intangible Assets” which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing the goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. As a result of this analysis, first described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 and described elsewhere in this Form 10-K, it was determined that the entire goodwill balance attributable to the acquisitions of OnCall Subscriber Management and LiveDeal, Inc. was impaired. There was a goodwill write off during the quarter ended March 31, 2009.  There was no goodwill written off during the year ended September 30, 2010.

Legal Costs:  The Company expenses legal costs associated with loss contingencies as they are incurred.

Effects of Reverse Stock Split: Effective on September 7, 2010, the Company implemented a 1-for-10 reverse stock split with respect to issued and outstanding shares of its common stock.  Additionally, the Company’s authorized shares of common stock were reduced to 10,000,000 shares.   All share and per share amounts have been retroactively restated for the effects of this reverse stock split.

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

In March 2008, the FASB amended ASC 815, “Derivatives and Hedging”.  FASB ASC 815 modifies existing requirements to include qualitative disclosures regarding the objectives and strategies for using derivatives, fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The pronouncement also requires the cross-referencing of derivative disclosures within the financial statements and notes thereto. The requirements of FASB ASC 815 are effective for interim and annual periods beginning after November 15, 2008 and was effective for the Company on October 1, 2009. The adoption of this amendment did not impact the Company’s financial position or results of operations.

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

In June 2008, the FASB amended ASC 815 to address the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, if an instrument (or an embedded feature) that has the characteristics of a derivative instrument is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). In addition, some instruments that are potentially subject to the guidance in ASC 815 but do not have all the characteristics of a derivative instrument under paragraphs 6 through 9, it is still necessary to evaluate whether it is classified in stockholders’ equity.  ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was effective for the Company on October 1, 2009.  The adoption of this amendment did not impact the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. ASU 2009-13 is effective for the Company on October 1, 2010. We are currently evaluating the impact that the adoption of ASU 2009-13 will have on our financial condition, results of operations, and disclosures.

3.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	September 30,	September 30,
	2010	2009

Receivables, current, net:
Accounts receivable, current	$2,750,393	$3,776,966
Less: Allowance for doubtful accounts	(1,801,954)	(2,298,783)
	$948,439	$1,478,183
Receivables, long term, net:
Accounts receivable, long term	$680,108	$1,581,946
Less: Allowance for doubtful accounts	(349,874)	(542,543)
	$330,234	$1,039,403
Total receivables, net:
Gross receivables	$3,430,501	$5,358,912
Allowance for doubtful accounts	(2,151,828)	(2,841,326)
	$1,278,673	$2,517,586

Components of allowance for doubtful accounts are as follows:
	September 30,	September 30,
	2010	2009
Allowance for dilution and fees on amounts due from billing aggregators	$2,104,826	$2,690,895
Allowance for customer refunds	47,002	150,431
	$2,151,828	$2,841,326

	September 30,	September 30,
	2010	2009
Property and equipment, net:
Leasehold improvements	$239,271	$235,056
Furnishings and fixtures	319,004	336,067
Office, computer equipment and other	704,388	692,317
	1,262,663	1,263,440
Less: Accumulated depreciation	(865,281)	(647,534)
	$397,382	$615,906

	September 30,	September 30,
	2010	2009
Intangible assets, net:
Domain name and marketing related intangibles	$1,509,600	$6,699,600
Non-compete agreements	-	3,465,000
Website and technology related intangibles	1,914,991	4,678,970
	3,424,591	14,843,570
Less: Accumulated amortization	(1,485,639)	(12,506,856)
	$1,938,952	$2,336,714

	September 30,	September 30,
	2010	2009

Accrued liabilities:
Deferred revenue	$87,574	$148,916
Accrued payroll and bonuses	124,544	289,944
Accruals under revenue sharing agreements	133,119	314,754
Accrued expenses - other	534,951	339,197
	$880,188	$1,092,811

	September 30,	September 30,
	2010	2009
Customer acquisition costs, net:
Customer acquisition costs	$1,700,000	$1,700,000
Less: Accumulated amortization	(1,700,000)	(1,700,000)
	$-	$-

4.	INTANGIBLE ASSETS

The Company’s intangible assets consist of licenses for the use of Internet domain names, Universal Resource Locators, or URLs, capitalized website development costs, other information technology licenses and marketing and technology related intangibles acquired through the acquisition of LiveDeal, Inc.  All such assets are capitalized at their original cost and amortized over their estimated useful lives ranging from three to 20 years.

In January 2009, in connection with the strategic changes described in Note 1, the Company’s management, at the direction of the Company’s Audit Committee, commenced an interim reporting period review of the Company’s goodwill and intangible assets for impairment.  As described in Note 2, the Company evaluates goodwill and other long-lived assets for impairment on an annual basis or whenever facts and circumstances indicate that impairment may exist.  Current economic and regulatory forces, both general and specific to the Company’s industry, caused management to consider the Company’s existing business model and strategy.  In light of the changes in the Company’s business strategy, the Company determined that a triggering event had occurred and initiated an impairment analysis.

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

3.
Assets related to the Company’s call-center operations and non-compete agreements that were effectively made obsolete due to the sale of a portion of the Company’s customer list associated with its directory services business, as described in Note 14; and

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

No impairment charges were incurred in fiscal 2010.

The following summarizes the estimated future amortization expense related to intangible assets that have net balances as of September 30, 2010:

Years ended September 30,
2011	$509,933
2012	290,648
2013	104,527
2014	77,422
2015	77,422
Thereafter	879,000
Total	$1,938,952

Total amortization expense related to intangible assets was $632,744 and $1,222,509 for the years ended September 30, 2010 and 2009, respectively.

5.	DISCONTINUED OPERATIONS

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

The classifieds business accounted for $227,575 of net revenues for year ended September 30, 2009, which are now included as part of loss from discontinued operations in the accompanying consolidated statements of operations.

A net profit of $12,525 from discontinued operations was recognized for the year ended September 30, 2010, reflecting the adjustment of certain accruals associated with the wind-down of the Company’s classifieds operations.

6.	CAPITAL LEASES

At September 30, 2010, the Company was a party to one capital lease for communications equipment acquired during the year ended September 30, 2008 with a cost basis of $255,603.  This lease has a term of 48 months and an imputed interest rate of 3.6%. This capital lease is secured by the underlying equipment.  Equipment acquired under this capital lease is being depreciated over their estimated lives of four years.

Future minimum lease payments due under the capital lease agreements are as follows for the years ended September 30:

2011	$64,143
2012	37,417
2013	-
2014	-
Thereafter	-
Total minimum lease payments	101,560
Less imputed interest	(2,950)
Present value of minimum lease payments	98,610
Less: current maturities of capital lease obligations	60,327
Noncurrent maturities of capital lease obligations	$38,283

7.	STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

The Company historically has granted shares of its common stock to officers, directors and consultants as payment for services rendered. The value of those shares was determined based on the trading value of the stock at the date at which the counterparties’ performance is complete.  No such share issuances were made during the years ended September 30, 2010 or 2009.

Series E Convertible Preferred Stock

During the year ended September 30, 2002, pursuant to an existing tender offer, holders of 13,184 shares of the Company’s common stock exchanged said shares for 131,840 shares of Series E Convertible Preferred Stock, at the then $0.85 market value of the common stock.  The shares carry a $0.30 per share liquidation preference and accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds.  Holders of the preferred shares are entitled, after two years from issuance, to convert them into common shares on a hundred-to-one basis together with payment of $0.45 per converted share.

Treasury Stock

The Company’s treasury stock consists of shares repurchased on the open market or shares received through various agreements with third parties.  The value of such shares is determined based on cash paid or quoted market prices.

On May 25, 2007, the Company’s Board of Directors terminated its pre-existing stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions.  The repurchase plan was increased by another $500,000 on October 23, 2008.  During the years ended September 30, 2010 and 2009, the Company acquired an aggregate of 1,341 and 34,611 shares of common stock for an aggregate repurchase price of $25,882 and $532,521, respectively.

Dividends

During each of the years ended September 30, 2010 and 2009, the Company accrued dividends of $1,918 and $1,918, respectively, payable to holders of Series E preferred stock.  No dividends were paid in 2010.

8.	NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year.  Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s consolidated balance sheet.  Diluted loss per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable from restricted shares, stock options and convertible preferred stock. Preferred stock dividends are subtracted from net loss to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted loss per share:

	Year Ended September 30, 2010	Year Ended September 30, 2009

Net loss from continuing operations	$(7,469,243)	$(14,321,857)
Less: preferred stock dividends	(1,918)	(1,918)
Loss from continuing operations applicable to common stock	(7,471,161)	(14,323,775)
Gain (loss) from discontinued operations	12,525	(8,269,443)
Net loss applicable to common stock	$(7,458,636)	$(22,593,218)

Basic weighted average common shares outstanding:	599,928	600,566
Add incremental shares for:
Unvested restricted stock	-	-
Series E convertible preferred stock	-	-
Outstanding warrants	-	-

Diluted weighted average common shares outstanding:	599,928	600,566

Earnings per share - Basic:
Loss from continuing operations	$(12.45)	$(23.84)
Discontinued operations	0.02	(13.76)
Net loss	$(12.43)	$(37.60)

Earnings per share - Diluted:
Loss from continuing operations	$(12.45)	$(23.84)
Discontinued operations	0.02	(13.76)
Net loss	$(12.43)	$(37.60)

The following potentially dilutive securities were excluded from the calculation of net loss per share because the effects are antidilutive based on the application of the treasury stock method and/or because the Company incurred net losses during the period:

	September 30,
	2010	2009

Options to purchase shares of common stock	23,767	40,303
Series E convertible preferred stock	127,840	127,840
Shares of non-vested restricted stock	53,922	152,169
	205,529	320,312

9.    COMMITMENTS AND CONTINGENCIES

Operating Leases and Service Contracts

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2013.  Rent expense under these leases was $519,716 and $733,626 for the years ended September 30, 2010 and 2009, respectively.  The Company has also entered into several non-cancelable service contracts.

As of September 30, 2010, future minimum annual lease payments under operating lease agreements and non-cancelable service contracts for fiscal years ended September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease commitments	$813,516	$419,465	$315,331	$78,720	$-	$-	$-
Non-cancelable service contracts	773,583	635,583	138,000	-	-	-	-
	$1,587,099	$1,055,048	$453,331	$78,720	$-	$-	$-

The Company is also a party to certain capital leases – see Note 6.

Change in Officers and Employment Agreements

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

In connection with the appointment of Mr. Sommer, he and the Company entered into an Employment Agreement effective May 19, 2009 (the “Employment Agreement”).  The Employment Agreement provided for a three-year employment term.  Pursuant to the Employment Agreement, Mr. Sommer was to be paid an annual salary of $300,000 and was eligible to receive a bonus of up to $100,000 per year if the Company achieved certain performance targets established by the Company’s Board of Directors and/or its Compensation Committee.  Mr. Sommer was also entitled to a success fee payable in cash equal to 2% of the excess above $9,000,000 of any cash distributed to or received by the Company’s stockholders in the form of a dividend, in the event of liquidation or upon a change of control.  If the Company terminated Mr. Sommer’s employment prior to the end of his term of employment without cause (as defined in the Employment Agreement) and certain other conditions were met (including that Mr. Sommer provide a valid release of claims in favor of the Company), Mr. Sommer would have been entitled to receive severance payments equal to his then current monthly salary for three months.  The Employment Agreement also provided that the Company would reimburse Mr. Sommer for reasonable business expenses and allow him to participate in its regular benefit programs.

On November 23, 2009, the Company and Mr. Sommer entered into an amendment to Mr. Sommer’s Employment Agreement.  The amendment, which was effective as of October 29, 2009, provided that Mr. Sommer was entitled to an option to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.95 per share, which was equal to the closing price of the Company’s common stock on the date of grant.  The option was granted pursuant to the Company’s 2003 Stock Plan and was to vest according to the following schedule:  25% on October 29, 2010 (the first anniversary of the date of grant) and 1/36 of the remainder each month beginning on November 29, 2010.  Previously, the Employment Agreement provided that Mr. Sommer was entitled to a success fee payable in cash equal to 2% of the excess above $9,000,000 of any cash distributed to or received by the Company’s stockholders in the form of a dividend, in the event of liquidation or upon a change of control.

On November 25, 2009, Rajeev Seshadri entered into a Separation Agreement and Full Release of Claims with the Company in connection with his departure as Chief Financial Officer of the Company, which was agreed upon on November 19, 2009 and which took effect on January 2, 2010 (the “Resignation Date”).

Under the terms of the Separation Agreement and in accordance with his employment agreement, the Company continued to pay Mr. Seshadri his base salary for three months following the Resignation Date (less applicable taxes and other withholdings).  Mr. Seshadri could also elect to receive such payment (the gross amount of which is $53,750) in a lump sum on the Resignation Date.  The $15,000 bonus to which Mr. Seshadri was entitled under his employment agreement for the Company’s fourth quarter of fiscal 2009 was paid in a lump sum on the Resignation Date.  The Company paid Mr. Seshadri’s COBRA payments for three months and reimbursed his reasonable attorneys’ fees related to the negotiation of the Separation Agreement.  The Separation Agreement also provided for Mr. Seshadri to serve as a consultant to the Company until January 31, 2010 for at least 16 hours per week at a rate of $230 per hour.  Finally, Mr. Seshadri continued to be entitled to exercise his vested stock options in accordance with the terms of the applicable stock option agreements for a period of 180 days from the date of his resignation; his unvested options thereafter would be forfeited and cancelled.

In exchange for the payments described above, Mr. Seshadri provided a full release of claims arising out of, or relating to, his employment with the Company, his termination from the position of Chief Financial Officer of the Company, and/or his resignation.  The Separation Agreement also contained customary provisions with respect to confidentiality and non-solicitation, as well as mutual covenants on the part of Mr. Seshadri and the Company regarding public statements and non-disparagement.  As of September 30, 2010, all amounts pertaining to this separation have been paid.

Also on November 19, 2009, the Company appointed Lawrence W. Tomsic to replace Mr. Seshadri as its Chief Financial Officer, effective on the Resignation Date.  In connection with Mr. Tomsic’s appointment as Chief Financial Officer, he and the Company were to enter into an Employment Agreement.  The Employment Agreement provided for a one-year employment term that could be extended upon the mutual agreement of the Company and Mr. Tomsic.

Pursuant to the Employment Agreement, Mr. Tomsic was to be paid an annual salary of $215,000 and was eligible to receive a bonus of up to $60,000 per year if the Company achieves certain performance targets established by the Company’s Board of Directors and/or its Compensation Committee.  Mr. Tomsic was to be be granted an option to purchase 100,000 shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Plan.  Twenty-five percent of the option award was to vest on the first anniversary of Mr. Tomsic’s first formal date of employment, and the remainder was to vest in equal increments over the subsequent 36 months.  The award would immediately vest upon Mr. Tomsic’s termination as an employee of the Company following a change of control of the Company.  If the Company terminated Mr. Tomsic’s employment prior to the end of his term of employment without cause (as defined in the Employment Agreement), Mr. Tomsic was to be entitled to receive a severance payment equal to one month of his then-current salary for each full year of his employment with the Company.  The Employment Agreement also provided that the Company would reimburse Mr. Tomsic for reasonable business expenses and allow him to participate in its regular benefit programs.

On January 4, 2010, Mr. Sommer resigned as Chief Executive Officer of the Company.  As a result of his departure, Mr. Sommer also resigned as a member of our Board of Directors.  Mr. Sommer did not receive any severance as part of his resignation.  All 25,000 options granted on November 23, 2009 were forfeited.  Given this forfeiture, the Company elected not to expense such options because the effects on the financial statements would not have been material.  Following Mr. Sommer’s departure, Kevin A. Hall was appointed as our interim Chief Operating Officer (COO).

On May 20, 2010, the Board of Directors of LiveDeal appointed Kevin A. Hall as President and Chief Operating Officer of the Company.  Mr. Hall’s compensation and benefits were not affected by his appointment as President of the Company.

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, and results of operations, cash flows or liquidity.

Except as described below, as of September 30, 2010, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business. While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which a ruling occurs. The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operation could change in the future.

Joe Cunningham v. LiveDeal, Inc. et al.

On July 16, 2008, Joseph Cunningham, who was at the time a member of LiveDeal’s Board of Directors, filed a complaint with the U.S. Department of Labor's Occupational Safety and Health Administration (“OSHA”) alleging that the Company and certain members of its Board of Directors had engaged in discriminatory employment practices in violation of the Sarbanes-Oxley Act of 2002’s statutory protections for corporate whistleblowers when the Board of Directors removed him as Chairman on May 22, 2008.  In his complaint, Mr. Cunningham asked OSHA to order his appointment as Chief Executive Officer of the Company or, in the alternative, to order his reinstatement as Chairman of the Board.  Mr. Cunningham also sought back pay, special damages and litigation costs.

On July 16, 2010, Mr. Cunningham attempted to amend his OSHA complaint to include an additional adverse action allegation.  On September 20, 2010, OSHA issued a letter informing Mr. Cunningham that as a former board member and alleged prospective interim CEO, he is not considered an “employee” under the relevant statute, which is a required element for his claims.  Accordingly, OSHA dismissed Mr. Cunningham’s complaint.

On October 20, 2010, Mr. Cunningham filed objections to OSHA’s findings.  Mr. Cunningham's appeal of OSHA’s ruling is currently pending.

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

Following unsuccessful settlement discussions in which the Attorney General’s office refused to enter into any agreement not to share the confidential information with third parties (including the Company’s opponents in pending private litigation), the Company sought a protective order in the State of Washington’s King County Superior Court (Case No. 06-2-39213-2 SEA) on September 8, 2009, which was denied on November 16, 2009.  The Company appealed in State of Washington’s Court of Appeals (Division I, Case No. 64539-1) and moved to stay the effect of the November 16, 2009 ruling.  The appeal was denied.  After denial of the appeal, the Company and the Attorney General's office cooperatively resolved their dispute.  The matter is considered closed.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. ("GES") filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court. GES has alleged in its complaint that the Company's use of activator checks violated the Washington Consumer Protection Act.  GES seeks injunctive relief against the Company's use of the checks, as well as judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class. LiveDeal has denied the allegations.  Early in 2010, the Court denied both parties’ dispositive motions after oral argument.   Active litigation is temporarily suspended and the parties are engaged in settlement discussions.

The Company has not recorded any accruals pertaining to this matter since it does not meet the criteria for accrual under FASB ASC 450.

Complaint filed by Illinois Attorney General against LiveDeal, Inc.

As the Company has previously disclosed, on November 12, 2008, the Illinois Attorney General filed a complaint in the Court against the Company requesting money damages and injunctive relief for claims that the Company employed deceptive and unfair acts and practices in violation of the Illinois Consumer Fraud and Deceptive Business Act in a telemarketing campaign that in part promoted premium Internet yellow page listings to Illinois consumers.  The Company denied the allegations, and the Court subsequently denied both parties’ dispositive motions.

On September 2, 2010, a Final Judgment and Consent Decree (the “Consent Decree”) providing for the settlement of the Company’s ongoing litigation with the Illinois Attorney General was filed by the Circuit Court of the Seventh Judicial Circuit of the State of Illinois (Sangamon County).  The Consent Decree was previously executed by the Company and the Illinois Attorney General.

As set forth in the Consent Decree, the terms of the settlement require the Company to make a $10,000 contribution to the Illinois Attorney General Court Ordered and Voluntary Compliance Payment Projects Fund for Consumer Enforcement and Education.  Illinois consumers who entered into an Internet yellow pages contract on or after January 1, 2007, and who have not already cancelled such listing and received a full refund, are also entitled to a full refund from the Company (provided that they did not actually and knowingly agree to purchase the Company’s Internet yellow page listings).  Consumers must provide written notice of their demand for a refund within 60 days after the entry of the Consent Decree, and the Company has up to 120 days after the date of the Consent Decree to challenge any consumer’s right to a refund.  There were no claims made during the claim period.

Among other things, the Consent Decree restricts the Company from soliciting, billing, or knowingly causing Illinois consumers to be billed for Internet yellow page listings for a period of five years.

The Company has not recorded any accruals pertaining to its legal proceedings, except as referenced above, as they do not meet the criteria for accrual under FASB ASC 450.

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

The Company incurred charges of $143,000 in connection with the reductions in force, consisting of one-time employee termination benefits.  All amounts were paid as of September 30, 2010.

On November 30, 2010, our Board of Directors approved a reduction in force that resulted in the termination of 36 employees of the Company, or approximately 60% of the Company’s workforce, effective December 1, 2010.   The reduction in force was related to the Company’s ongoing restructuring and cost reduction efforts and strategy of focusing its resources on the development and expansion of its core InstantProfile product, the successor to the Company’s LEC-billed directory product.  All terminated employees were involved in the marketing and sale of the Company’s InstantPromote product by its subsidiary, Local Marketing Experts, Inc.

The Company incurred expenses of $99,319 in connection with the reduction in force, of which $37,500 was incurred for one-time employee termination benefits payable in cash.  The remaining expenses relate to salaries and wages payable in cash to the affected employees.  Substantially all of these charges will be expensed in the first quarter of fiscal 2011.

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

Income taxes for years ended September 30, is summarized as follows:

	2010	2009

Current provision (benefit)	$(230,382)	$(1,071,763)
Deferred (benefit) provision	-	4,405,251
Net income tax (benefit) provision	$(230,382)	$3,333,488

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

	2010		2009
	Amount	Percent	Amount	Percent

Federal statutory rates	$(2,613,614)	34%	$(6,547,656)	381%
State income taxes	(258,378)	3%	(647,294)	38%
Write off of deferred tax asset
related to vested restricted stock	50,905	(1)%	48,570	(3)%
Valuation allowance against net
deferred tax assets	2,786,003	(36)%	10,586,854	(55)%
Other	(195,298)	3%	(106,986)	6%
Effective rate	$(230,382)	3%	$3,333,488	(194)%

At September 30, deferred income tax assets and liabilities were comprised of:

	2010	2009
Deferred income tax asset, current:
Book to tax differences in accounts receivable	$643,209	$1,118,416
Book to tax differences in prepaid assets and accrued expenses	(43,011)	(34,829)
Total deferred income tax asset, current	600,198	1,083,587
Less: valuation allowance	(600,198)	(1,083,587)
Deferred income tax asset, current, net	-	-

Deferred income tax asset, long-term:
Net operating loss carryforwards	7,084,995	3,481,786
Book to tax differences for stock based compensation	187,614	218,565
Book to tax differences in intangible assets	7,234,473	7,377,360
Book to tax differences in other assets	326	326
Book to tax differences in depreciation	(1,734,750)	(1,574,770)
Total deferred income tax asset, long-term	12,772,658	9,503,267
Less: valuation allowance	(12,772,658)	(9,503,267)
Deferred income tax asset, net	-	-

Total deferred income tax asset	$-	$-

A full valuation allowance is established against all net deferred tax assets as of September 30, 2010 and 2009 based on estimates of recoverability.  While the Company has optimistic plans for its new business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2010.

As part of its deferred tax assets, the Company has net operating loss carryforwards resulting from its acquisition of LiveDeal, Inc in fiscal 2007.  Such amounts are subject to IRS code section 382 limitations and expire in 2027.

11.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in California, Arizona and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2010.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible accounts receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies.  The Company is dependent upon these billing companies for collection of its accounts receivable.  The billing companies and LECs charge fees for their services, which are netted against the gross accounts receivable balance.  The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts.  These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year.   Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at September 30, 2010 and 2009 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with LEC service providers.  Three such entities accounted for 27%, 27% and 16% of gross receivables at September 30, 2010.

12.  STOCK-BASED COMPENSATION

Restricted Stock Awards

During the year ended September 30, 2003, the Company’s board of directors and a majority of it stockholders voted to terminate the Company’s 2002 Employees, Officers & Directors Stock Option Plan and approved the Company’s 2003 Stock Plan.  The 30,000 shares of Company common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Plan.  During the year ended September 30, 2004, an additional 20,000 shares were authorized by the board of directors and approved by the Company’s stockholders to be issued under the 2003 Plan.  All Company personnel and contractors are eligible to participate in the plan.

As of September 30, 2010, there were 52,294 shares authorized under the 2003 Plan that were granted and remain outstanding, of which 47,836 have vested and 4,658 are in the form of restricted stock.  These shares of restricted stock were granted to the Company’s service providers, officers and directors.  Of the 4,658 restricted shares, 3,000 shares vest on a cliff basis three years from the date of grant and 1,658 shares vest on a cliff basis 10 years from the date of grant.  Certain market performance criteria may accelerate the vesting of a portion of these awards if the stock price exceeds $50 per share.  As of September 30, 2010, total unrecognized compensation cost related to unvested awards was $160,590.  The weighted average period over which such compensation cost is to be recognized is 0.80 years.  Additionally, the Company has 200 shares of unvested restricted stock awards related to the LiveDeal acquisition that were issued outside of the 2003 Plan which vested in June 2010.

The following table sets forth the activity with respect to compensation-related restricted stock grants:

Outstanding (unvested) at September 30, 2008	22,743
Granted	2,000
Forfeited	(8,325)
Vested	(5,775)
Outstanding (unvested) at September 30, 2009	10,643
Granted	-
Forfeited	(3,700)
Vested	(2,285)
Outstanding (unvested) at September 30, 2010	4,658

The vesting of substantially all shares of restricted stock accelerates upon a change of control, as defined in the 2003 Plan.  Compensation expense is determined at the date of grant, is equal to the stock price at the date of grant, and is deferred and recognized on a straight-line basis over the vesting period. The weighted-average grant-date fair value of awards issued during the year ended September 30, 2009 was $15.6 per share.  The weighted-average grant-date fair value of the shares outstanding is $97.1 per share.

During the years ended September 30, 2010 and 2009 the Company recognized compensation expense of $100,980 and $(198,672), respectively, under the 2003 Plan and other restricted stock issuances.  The net compensation expense reversal in the year ended September 30, 2009 is attributable to a change in estimated forfeiture rate of awards granted to officers, directors and key personnel from 40% to 70% and true-ups to reflect actual forfeiture rates of awards whose vesting period had passed.

Stock Option Awards:

From time to time, the Company grants stock option awards to officers and employees.  Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended
	September 30, 2010	September 30, 2009
Volatility	97%	97%
Risk-free interest rate	2.2%	1.7%-2.8%
Expected term	6.0 years	6.0 years
Forfeiture rate	40%	40%
Dividend yield rate	0%	0%

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

On November 23, 2009, the Company granted an aggregate of 25,000 options to Richard Sommer, the Company’s then-current Chief Executive Officer. In connection with Mr. Sommer’s resignation on January 4, 2010, all such options were forfeited.  Given this forfeiture, the Company elected not to expense such options because the effects on the financial statements would not have been material.  No other options were granted during the year ended September 30, 2010.

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the years ended September 30, 2010 and 2009, the Company recognized expense of $38,448 and $82,036, respectively. At September 30, 2010, future stock compensation expense (net of estimated forfeitures) not yet recognized was $128,774 and will be recognized over a weighted average remaining vesting period of 2.1 years.  This future expense does not include the options forfeited by Mr. Sommer in January 2010.  The following summarizes stock option activity for the year ended September 30, 2010:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
	Number of	Exercise	Fair	Remaining	Intrinsic
	Shares	Price	Value	Contractual Life	Value
Outstanding at September 30, 2009	33,000
Granted at market price	25,000	$19.50	n/m
Exercised	-	$-
Forfeited	(53,000)	$17.00
Outstanding at September 30, 2010	5,000	$14.50		8.1	$-
Exercisable	2,292	$14.50		8.1	$-

As noted above, Mr. Sommer’s 25,000 options were forfeited in connection with his resignation on January 4, 2010.  Upon the exercise of stock options, the Company may issue new shares or, if circumstances permit, issue shares held as treasury stock.

13.	EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) retirement plan for its employees who are eligible to participate in the plan.  The Company made contributions of $34,336 and $112,040 to the plan for the years ended September 30, 2010 and 2009, respectively.

14.	OTHER INCOME (EXPENSE)

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

15.	SEGMENT REPORTING

The Company has two reportable operating segments (excluding the discontinued classifieds business):  Directory Services and Direct Sales - Customer Acquisition Services.  While the product offerings have been changing, the reportable segments have not changed, and management continues to evaluate operating performance of these operating segments.  The Company does not identify and allocate operating costs or impairment charges to its reportable segments below the gross profit level.  Additionally, the reportable segments share many common costs, including, but not limited to, IT support, office and administrative expenses.  Therefore, the following table of operating results does not allocate costs to its reportable segments below the gross profit level:

	Year Ended September 30, 2010
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$4,238,955	$3,838,479	$-	$8,077,434
Cost of services	761,154	3,096,530	-	3,857,684
Gross profit	3,477,801	741,949	-	4,219,750
Operating expenses	-	-	11,960,564	11,960,564
Operating income (loss)	3,477,801	741,949	(11,960,564)	(7,740,814)
Other income (expense)	-	-	41,189	41,189
Income (loss) before income taxes and discontinued operations	$3,477,801	$741,949	$(11,919,375)	$(7,699,625)

	Year Ended September 30, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$9,331,057	$4,107,598	$-	$13,438,655
Cost of services	3,624,177	2,767,601	-	6,391,778
Gross profit	5,706,880	1,339,997	-	7,046,877
Operating expenses	-	-	25,503,153	25,503,153
Operating income (loss)	5,706,880	1,339,997	(25,503,153)	(18,456,276)
Other income (expense)	-	-	7,527,934	7,527,934
Income before income taxes and discontinued operations	$5,706,880	$1,339,997	$(17,975,219)	$(10,928,342)

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

	September 30, 2010
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$872,977	$75,462	$948,439
Accounts receivable, net - long term	330,234	-	330,234
Total accounts receivable, net	$1,203,211	$75,462	$1,278,673

	September 30, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$1,442,037	$36,146	$1,478,183
Accounts receivable, net - long term	1,039,403	-	1,039,403
Total accounts receivable, net	$2,481,440	$36,146	$2,517,586

The Company has no intersegment revenues.  All of the Company’s revenues are with external customers, are derived from operations in the United States, and no single customer accounts for more than 10% of the Company’s revenues.

16.  SUBSEQUENT EVENTS

On November 29, 2010, the Company and Joint Corporation FeelTech Investment Unit 1 (the “Purchaser”) entered into a Stock Purchase Agreement for the purchase of $200,000 worth of the Company’s common stock, $0.001 par value per share, over a three month period. During December 2010, the Company received $100,000 from the Purchaser in exchange for 15,014 shares of the Company’s common stock and will receive an additional $50,000 in January 2011 and $50,000 in February 2011.

On November 30, 2010, the Board of Directors approved a reduction in force that resulted in the termination of 36 employees of the Company, or approximately 60% of the Company’s workforce, effective December 1, 2010.   The reduction in force was related to the Company’s ongoing restructuring and cost reduction efforts and strategy of focusing its resources on the development and expansion of its core InstantProfile product, the successor to the Company’s LEC-billed directory product.  All terminated employees were involved in the marketing and sale of the Company’s InstantPromote product by its subsidiary, Local Marketing Experts, Inc.

The Company incurred expenses of $99,319 in connection with the reduction in force, of which $37,500 was incurred for one-time employee termination benefits payable in cash.  The remaining expenses relate to salaries and wages payable in cash to the affected employees.  Substantially all of these charges will be expensed in the first quarter of fiscal 2011.

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for 2010 and 2009 follows:

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2009	2010	2010	2010

Net revenues	$2,477,447	$2,165,653	$1,651,107	$1,783,227
Gross profit	1,648,633	1,143,314	1,014,749	413,054
Loss from continuing operations	(2,527,378)	(1,773,522)	(1,339,934)	(1,828,409)
Income (loss) from discontinued operations	1,725	-	-	10,800
Net loss	$(2,525,653)	$(1,773,522)	$(1,339,934)	$(1,817,609)

Earnings per share information:
Basic income per share
Loss from continuing operations	$(4.22)	$(2.96)	$(2.23)	$(3.05)
Discontinued operations	-	-	-	0.02
Net loss	$(4.21)	$(2.96)	$(2.23)	$(3.03)

Diluted income per share
Loss from continuing operations	$(4.22)	$(2.96)	$(2.23)	$(3.05)
Discontinued operations	-	-	-	0.02
Net loss	$(4.21)	$(2.96)	$(2.23)	$(3.03)

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2008	2009	2009	2009

Net revenues	$5,009,514	$3,548,275	$2,448,569	$2,432,297
Gross profit	3,408,864	2,081,393	1,636,248	(79,628)
Income (loss) from continuing operations	944,440	(10,797,953)	(2,116,971)	(2,351,373)
Income (loss) from discontinued operations	(57,077)	(8,285,663)	4,649	68,648
Net income (loss)	$887,362	$(19,083,616)	$(2,112,322)	$(2,282,725)

Earnings per share information:
Basic income per share
Income (loss) from continuing operations	$1.56	$(18.04)	$(3.53)	$(3.92)
Discontinued operations	$(0.09)	$(13.85)	$0.01	$0.12
Net income (loss)	$1.47	$(31.89)	$(3.52)	$(3.80)

Diluted income per share
Income (loss) from continuing operations	$1.55	$(18.04)	$(3.53)	$(3.92)
Discontinued operations	(0.09)	(13.85)	0.01	0.12
Net income (loss)	$1.46	$(31.89)	$(3.52)	$(3.80)

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to a permanent exemption of the Securities and Exchange Commission that permits the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010 has not been audited by our auditors, Mayer Hoffman McCann P.C. or any other independent registered accounting firm.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report. Certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be disclosed in our Proxy Statement and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its officers, directors and employees.

ITEM 11.	Executive Compensation

The information required by this Item will be disclosed in our Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be disclosed in our Proxy Statement and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be disclosed in our Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item will be disclosed in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements are listed on the Index to Consolidated Financial Statements on page 28 of this Annual Report.
(2)	The following represents financial statement schedules required to be filed with this Annual Report:

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Stockholders and Board of Directors of

LIVEDEAL, INC. AND SUBSIDIARIES

We have audited the consolidated financial statements of LiveDeal, Inc. and Subsidiaries(the “Company”) as of September 30, 2010 and 2009 and for the years then ended and have issued our report thereon dated January 5, 2011.   Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The information included in the accompanying Schedule II–Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements.  Such information for the years ended September 30, 2010 and 2009 has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Mayer Hoffman McCann P.C.

Phoenix, Arizona
January 5, 2011

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions/	End of
Description	of Period	Expenses	Accounts	Writeoffs	Period

Allowance for dilution and fees on amounts due from billing aggregators

Year ended September 30, 2009	$1,775,276	$5,196,360	$	$(4,280,741)	$2,690,895

Year ended September 30, 2010	$2,690,895	$(354,989)	$	$(231,080)	$2,104,826

Allowance for customer refunds

Year ended September 30, 2009	$428,269	$2,511,706	$	$(2,789,544)	$150,431

Year ended September 30, 2010	$150,431	$553,214	$	$(656,643)	$47,002

(3)           The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description	Previously Filed as Exhibit	Date Previously Filed

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2007	8/15/07

3.1.1	Certificate of Change	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2010	9/7/10

3.2	Amended and Restated Bylaws	Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007	12/20/07

10.1	LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007	12/20/07

10.1.1	First Amendment to Amended and Restated 2003 Stock Plan*	Appendix A to 2009 Proxy Statement	1/29/09

10.2	Form of 2003 Stock Plan Restricted Stock Agreement*	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the fiscal quarter ending March 31, 2005	5/16/05

10.3	Form of 2003 Stock Plan Stock Option Agreement*	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ending September 30, 2008	12/29/08

10.4	Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated June 1, 1998, between the Registrant and Art Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999	9/19/00

10.4.1	Amendment No. 1 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated August 17, 1998, between the Registrant and Arthur Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	12/29/06

10.4.2	Amendment No. 2 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated January 7, 2003, between the Registrant and Arthur Grandlich, d/b/a McKellips Corporate Square	Exhibit 10.14 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	7/8/03

10.4.3
Amendment No. 3 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated March 23, 2006, between the Registrant and J3 Harmon, LLC, successor in interest to The Estate of Arthur Grandlich
		Exhibit 10.4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	12/29/06

10.4.4
Amendment No. 4 to Standard Industrial/Commercial Multi-Tenant Lease for Mesa facility, dated April 12, 2006, between the Registrant and J3 Harmon, LLC, successor in interest to The Estate of Arthur Grandlich
		Exhibit 10.4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	12/29/06

10.5	Standard Industrial Lease for Nevada facility, dated September 3, 2003, between the Registrant and Tomorrow 33 Convention, LP	Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003	12/31/03

10.6	Amendment No. 1 to Standard Industrial Lease for Nevada facility, dated October 4, 2006, between the Registrant and Tomorrow 33 Convention, LP	Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006	12/29/06

10.7	Master Services Agreement, dated August 1, 2002, between the Registrant and eBillit, Inc.	Exhibit 10.24 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2003	7/8/03

10.8	Billings and Related Services Agreement, dated September 1, 2001, between the Registrant and ACI Communications, Inc.	Exhibit 10.33 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2002	7/8/03

10.9	Domain Name Purchase and Transfer Agreement, dated November 5, 2008, between the Registrant and YellowPages.com LLC	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008	2/17/09

10.10	Asset Purchase Agreement, dated as of March 9, 2009, by and among the Registrant, Telco Billing, Inc., and Local.com Corporation	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009	5/15/09

10.11	Settlement Agreement and Mutual release, dated as of February 3, 2010 by and among Oncall Superior Management, SM Ventures, LiveDeal, Inc. and Telco Billing, Inc.	Exhbit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010	5/14/10

10.12	Stock Purchase Agreement, dated as of November 29, 2010, by and between the Registrant and Joint Corporation FeelTech Investment Unit 1	Attached hereto	10.21

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	5/13/04

21	Company Subsidiaries	Attached hereto

23	Consent of Mayer Hoffman McCann P.C.	Attached hereto

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached hereto

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached hereto

* Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 5, 2011	/s/Kevin A. Hall
Kevin A. Hall
President and Chief Operating Officer
(Principal Executive Officer)

Dated: January 5, 2011	/s/ Larry Tomsic
Larry Tomsic
Chief Financial Officer (Principal Financial and Accounting Officer)

BOARD OF DIRECTORS

Signature	Title	Date

/s/ Richard D. Butler	Director	January 5, 2011
Richard D. Butler

/s/ Sheryle Bolton	Director	January 5, 2011
Sheryle Bolton

/s/ Thomas Clarke, Jr.	Director	January 5, 2011
Thomas Clark, Jr

/s/ Greg LeClaire	Director	January 5, 2011
Greg LeClaire