Form 10-Q
period 2010-12-31
LIVEDEAL INC
filed 2011-02-14
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
___________

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 1, 2011 was 620,405.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(unaudited)

Assets
Cash and cash equivalents	$1,851,701	$3,227,374
Certificates of deposit	101,293	101,293
Accounts receivable, net	881,919	948,439
Prepaid expenses and other current assets	92,680	219,121
Total current assets	2,927,593	4,496,227
Accounts receivable, long term portion, net	298,752	330,234
Property and equipment, net	341,972	397,382
Deposits and other assets	49,294	49,294
Intangible assets, net	1,788,885	1,938,952
Total assets	$5,406,496	$7,212,089

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$420,702	$354,440
Accrued liabilities	613,024	880,188
Current portion of capital lease obligation	60,104	60,327
Total current liabilities	1,093,830	1,294,955
Long term portion of capital lease obligation	23,303	38,283
Total liabilities	1,117,133	1,333,238

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 624,657 and 609,643 shares issued, 620,405 and 605,391 shares outstanding at December 31, 2010 and September 30, 2010, respectively	625	610
Treasury stock (4,252 shares carried at cost)	(70,923)	(70,923)
Paid in capital	20,583,092	20,441,721
Accumulated deficit	(16,234,297)	(14,503,423)
Total stockholders' equity	4,289,363	5,878,851

Total liabilities and stockholders' equity	$5,406,496	$7,212,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2010	2009

Net revenues	$1,717,008	$2,477,446
Cost of services	1,462,803	828,812
Gross profit	254,205	1,648,634

Operating expenses:
General and administrative expenses	1,972,569	3,961,890
Sales and marketing expenses	13,592	171,058
Total operating expenses	1,986,161	4,132,948
Operating loss	(1,731,956)	(2,484,314)
Other income (expense):
Interest income, net	1,562	6,910
Other income (expense)	-	50,000
Total other income (expense)	1,562	56,910

Loss before income taxes	(1,730,394)	(2,427,404)
Income tax provision (benefit)	-	99,975
Loss from continuing operations	(1,730,394)	(2,527,379)

Discontinued operations
Income (loss) from discontinued component, including disposal costs	-	1,725
Income tax provision (benefit)	-	-
Income (loss) from discontinued operations	-	1,725

Net loss	$(1,730,394)	$(2,525,654)

Earnings per share - basic and diluted[1]:
Loss from continuing operations	$(2.86)	$(4.22)
Discontinued operations	-	-
Net loss	$(2.86)	$(4.22)
Weighted average common shares outstanding:
Basic	604,987	599,541
Diluted	604,987	599,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,730,394)	$(2,525,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,477	225,653
Non-cash stock compensation expense	23,499	(8,160)
Amortization of deferred stock compensation	17,885	96,750
Provision for uncollectible accounts	206,990	227,872
Loss on disposal of property and equipment and intangible assets	-	715
Changes in assets and liabilities:
Accounts receivable	(108,988)	102,695
Prepaid expenses and other current assets	126,441	86,279
Deposits and other assets	-	(6,545)
Accounts payable	66,263	62,043
Accrued liabilities	(267,643)	353,706
Income taxes receivable and payable	-	99,975

Net cash used in operating activities	(1,460,470)	(1,284,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for intangible assets	-	(131,234)
Purchases of property and equipment	-	(40,126)

Net cash used in investing activities	-	(171,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations	(15,203)	(17,105)
Issuance of common stock for cash	100,000	-
Purchase of treasury stock	-	(24,532)

Net cash provided by (used in) financing activities	84,797	(41,637)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,375,673)	(1,497,668)

CASH AND CASH EQUIVALENTS, beginning of period	3,227,374	7,568,030

CASH AND CASH EQUIVALENTS, end of period	$1,851,701	$6,070,362

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Accrued and unpaid dividends	$479	$479

Interest paid	$832	$2,114

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

The accompanying condensed consolidated balance sheet as of September 30, 2010, which has been derived from the audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of December 31, 2010, and for the three months ended December 31, 2010 and December 31, 2009, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results to be expected for the year ending September 30, 2011. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2010 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Significant estimates and assumptions have been made by management throughout the preparation of the condensed consolidated financial statements, including in conjunction with establishing allowances for customer refunds, non-paying customers, dilution and fees, analyzing the recoverability of the carrying amount of intangible assets, estimating forfeitures of stock-based compensation and evaluating the recoverability of deferred tax assets.  Actual results could differ from these estimates.
Note 2:  Balance Sheet Information

Balance sheet information is as follows:
	December 31,	September 30,
	2010	2010
	(unaudited)
Receivables, current, net:
Accounts receivable, current	$2,367,886	$2,750,393
Less: Allowance for doubtful accounts	(1,485,967)	(1,801,954)
	$881,919	$948,439
Receivables, long term, net:
Accounts receivable, long term	$608,917	$680,108
Less: Allowance for doubtful accounts	(310,165)	(349,874)
	$298,752	$330,234
Total receivables, net:
Gross receivables	$2,976,803	$3,430,501
Less: Allowance for doubtful accounts	(1,796,132)	(2,151,828)
	$1,180,671	$1,278,673

Our accounts receivable consist primarily of amounts due from customers of our directory services business.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	December 31,	September 30,
	2010	2010
	(unaudited)
Property and equipment, net:
Leasehold improvements	$239,271	$239,271
Furnishings and fixtures	319,004	319,004
Office, computer equipment and other	704,388	704,388
	1,262,663	1,262,663
Less: Accumulated depreciation	(920,691)	(865,281)
	$341,972	$397,382

	December 31,	September 30,
	2010	2010
	(unaudited)
Intangible assets, net:
Domain name and marketing related intangibles	$1,509,600	$1,509,600
Website and technology related intangibles	1,914,991	1,914,991
	3,424,591	3,424,591
Less: Accumulated amortization	(1,635,706)	(1,485,639)
	$1,788,885	$1,938,952

	December 31,	September 30,
	2010	2010
	(unaudited)
Accrued liabilities:
Deferred revenue	$67,564	$87,574
Accrued payroll and bonuses	83,143	124,544
Accruals under revenue sharing agreements	131,176	133,119
Accrued expenses - other	331,141	534,951
	$613,024	$880,188

Note 3:  Restructuring Activities

On November 30, 2010, the Board of Directors of LiveDeal, Inc. (the “Company”) approved a reduction in force that resulted in the termination of 36 employees of the Company, or approximately 60% of the Company’s workforce, effective December 1, 2010.   The reduction in force was related to the Company’s ongoing restructuring and cost reduction efforts and strategy of focusing its resources on the development and expansion of its core InstantProfile product, the successor to the Company’s LEC-billed directory product.  All terminated employees were involved in the marketing and sale of the Company’s InstantPromote product by its subsidiary, Local Marketing Experts, Inc.

During the three months ended December 31, 2010, the Company incurred expenses of $99,319 in connection with the reduction in force, of which $37,500 were incurred for one-time employee termination benefits payable in cash.  The remaining expenses relate to salaries and wages payable in cash to the affected employees. All amounts were paid as of December 31, 2010 and no additional expenses pertaining to this reduction in force are expected to be incurred subsequent to December 31, 2010.

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Stock Options

During the three months ended December 31, 2010 and 2009, the Company recognized compensation expense (benefit) of $23,499  and $(8,160), respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures. During the three months ended December 31, 2009, the Company changed the estimated forfeiture rate of awards from 40% to 60% based on actual forfeiture experience and other factors, resulting in a net benefit from the expense reversal of $8,160.  There were no such changes in the estimated forfeiture rate in the three months ending December 31, 2010.

The Company had stock option activity summarized as follows during the three months ended December 31, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding at September 30, 2010	5,000
Granted at market price	-
Exercised	-
Forfeited	(2,500)	$14.50
Outstanding at December 31, 2010	2,500	$14.50	0.2	$-
Exercisable	2,500	$14.50	0.2	$-

As of December 31, 2010, all of the Company’s stock option awards had vested or been terminated.  Therefore, there is no future unrecognized compensation expense associated with any outstanding stock option awards.

Restricted Stock Awards

From time to time, the Company also has historically granted shares of restricted stock to certain individuals.  The following table sets forth the activity with respect to compensation-related restricted stock grants during the three months ended December 31, 2010:

Outstanding (unvested) at September 30, 2010	4,658
Granted	-
Forfeited	-
Vested	(2,375)
Outstanding (unvested) at December 31, 2010	2,283

As the Company’s outstanding unvested stock has been reduced to an immaterial amount, the Company has recognized all expense associated with unvested awards based on estimated forfeiture rates ranging from 25 percent to 70 percent based on the outstanding duration of the awards.  As a result of these actions, the Company recognized an aggregate expense of $17,885 during the three months ended December 31, 2010.  To the extent that actual forfeiture rates differ from estimates, future expense recognition or reversals could result.

Note 5:  Equity

On November 29, 2010, LiveDeal, Inc. (the “Company”) and Joint Corporation FeelTech Investment Unit 1 (the “Purchaser”) entered into a Stock Purchase Agreement (the “Agreement”) for the purchase of $200,000 worth of the Company’s common stock, $0.001 par value per share (“Common Stock”), over a three month period.

Under the terms of the Agreement, the Company agreed to sell, and the Purchaser is obligated to purchase, unregistered shares of Common Stock in multiple investment tranches (each, a “Tranche”) for an aggregate purchase price of $200,000.  The per share price in each Tranche is to be determined by adding (i) $0.50 and (ii) the average closing price for the Common Stock as reported by the NASDAQ Capital Market for the 90-day period immediately preceding (but not including) the closing date of the applicable Tranche.  The Agreement provides that the Tranches will be satisfied by the Purchaser as follows:

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

•
$50,000 was wired to the Company on December 3, 2010 in exchange for the Company’s issuance of 8,000 shares of Common Stock (determined by using the $6.25 per share purchase price applicable to the first Tranche).

•
$50,000 was wired to the Company’s designated account on December 22, 2010 in exchange for the issuance of 7,014 shares (determined by using the $7.13 per share purchase price applicable to the second Tranche).

•
$50,000 was wired to the Company’s designated account on January 22, 2011 in exchange for the issuance of 6,704 shares (determined by using the $7.46 per share purchase price applicable to the third Tranche).

•	an additional US$50,000 shall be wired to the Company’s designated account on or before February 25, 2011.

As of December 31, 2010, the Company received the first two payments totaling $100,000 and issued an aggregate of 15,014 shares to the Purchaser.

The Purchaser’s obligation to purchase shares in future Tranches by the dates specified is conditioned upon, among other things, the representations and warranties of the Company contained in the Agreement being accurate as of such dates. The Purchaser’s failure to satisfy the terms of the remaining Tranches would result in the Company having the right to repurchase any and all shares previously issued to the Purchaser for an amount equal to the applicable purchase price of such shares less US$0.50 per share.

The Company issued and sold the shares of Common Stock to the Purchaser in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) thereunder.

The Agreement contains certain representations and warranties of the Purchaser and the Company, including customary investment-related representations provided by the Purchaser, as well as acknowledgements by the Purchaser that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

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

The following table presents the computation of basic and diluted net loss per share:

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	Three Months Ended December 31,
	2010	2009

Loss from continuing operations	$(1,730,394)	$(2,527,379)
Less: preferred stock dividends	(479)	(479)
Loss from continuing operations applicable to common stock	(1,730,873)	(2,527,858)
Income (loss) from discontinued operations	-	1,725
Net loss applicable to common stock	$(1,730,873)	$(2,526,133)

Weighted average common shares outstanding -
basic and diluted	604,987	599,541

Earnings per share - basic and diluted[1]:
Loss from continuing operations	$(2.86)	$(4.22)
Discontinued operations	-	-
Net loss	$(2.86)	$(4.22)

1 Certain amounts may not total due to rounding of individual components.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were antidilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended December 31,
	2010	2009

Options to purchase shares of common stock	2,500	55,000
Series E convertible preferred stock	127,840	127,840
Shares of non-vested restricted stock	2,283	9,443
	132,623	192,283

Note 7:  Income Taxes

At December 31, 2010, the Company maintains a valuation allowance against its deferred tax assets.  The Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.
During the three months ended December 31, 2010, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

Note 8:  Commitments and Contingencies

Operating Leases and Service Contracts

As of December 31, 2010, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	Payments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease commitments	$699,572	$305,521	$315,331	$78,720	$-	$-	$-
Noncanceleable service contracts	602,708	464,708	138,000	-	-	-	-
	$1,302,280	$770,229	$453,331	$78,720	$-	$-	$-

This table excludes minimum payment obligations under capital leases as such obligations are set forth elsewhere in this footnote.

Capital leases

As of December 31, 2010, future obligations under non-cancelable capital leases are as follows for the fiscal years ended September 30:

2011	$48,107
2012	37,417
2013	-
2014	-
2015	-
Thereafter	-
Total minimum lease payments	85,524
Less imputed interest	(2,117)
Present value of minimum lease payments	83,407
Less: current maturities of capital lease obligations	60,104
Noncurrent maturities of capital lease obligations	$23,303

Litigation

Except as described below, as of December 31, 2010, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business.  While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income(loss) in the period in which a ruling occurs.  The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operations could change in the future.

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

On July 16, 2010, Mr. Cunningham attempted to amend his OSHA complaint to include an additional adverse action allegation.  On September 20, 2010, OSHA issued a letter informing Mr. Cunningham that, as a former board member and alleged prospective interim CEO, he is not considered an “employee” under the relevant statute, which is a required element for his claims.  Accordingly, OSHA dismissed Mr. Cunningham’s complaint.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

On October 20, 2010, Mr. Cunningham filed objections to OSHA’s findings.  Mr. Cunningham's appeal of OSHA’s ruling is currently pending.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Plaintiff Global Education Services, Inc. ("GES") filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court. GES has alleged in its complaint that the Company's use of activator checks violated the Washington Consumer Protection Act.  GES seeks injunctive relief against the Company's use of the checks, as well as judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class. LiveDeal has denied the allegations.  Early in 2010, the Court denied both parties’ dispositive motions after oral argument.   Active litigation is temporarily suspended, but Plaintiff is seeking to restart the litigation.

Note 9:  Concentration of Credit Risk

The Company maintains cash balances at major nationwide institutions in Arizona, California and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000, and bank balances periodically exceed the FDIC limit. At December 31, 2010 and September 30, 2010, the Company had uninsured cash and cash equivalents of approximately $1,062,000 and $2,154,000

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with Local Exchange Carrier (“LEC”) service providers.  Three such entities accounted for 27%, 27% and 17% of gross receivables at December 31, 2010 and 27%, 27%, and 16% of gross receivables at September 30, 2010.

Note 10:  Segment Reporting

The Company has two reportable operating segments:  Directory Services and Direct Sales - Customer Acquisition Services.  The Company has yet to identify and allocate operating costs or impairment charges to its reportable segments below the gross profit level.  Additionally, the reportable segments share many common costs, including, but not limited to, IT support, office and administrative expenses.  Therefore, the following table of operating results does not allocate costs to its reportable segments below the gross profit level:

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	Three Months Ended December 31, 2010
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$994,622	$722,386	$-	$1,717,008
Cost of services	828,577	634,226	-	1,462,803
Gross profit	166,045	88,160	-	254,205
Operating expenses	-	-	1,986,161	1,986,161
Operating income (loss)	166,045	88,160	(1,986,161)	(1,731,956)
Other income (expense)	-	-	1,562	1,562
Income (loss) before income taxes and discontinued operations	$166,045	$88,160	$(1,984,599)	$(1,730,394)

	Three Months Ended December 31, 2009
	Directory Services	Direct Sales - Customer Acquisition Services	Unallocated	Consolidated

Net revenues	$1,107,523	$1,369,923	$-	$2,477,446
Cost of services	66,002	762,810	-	828,812
Gross profit	1,041,521	607,113	-	1,648,634
Operating expenses	-	-	4,132,948	4,132,948
Operating income (loss)	1,041,521	607,113	(4,132,948)	(2,484,314)
Other income (expense)	-	-	56,910	56,910
Income (loss) before income taxes and discontinued operations	$1,041,521	$607,113	$(4,076,038)	$(2,427,404)

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	December 31, 2010
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$808,285	$73,634	$881,919
Accounts receivable, net - long term	298,752	-	298,752
Total accounts receivable, net	$1,107,037	$73,634	$1,180,671

	September 30, 2010
	Directory Services	Direct Sales - Customer Acquisition Services	Total
Accounts receivable, net - short term	$872,977	$75,462	$948,439
Accounts receivable, net - long term	330,234	-	330,234
Total accounts receivable, net	$1,203,211	$75,462	$1,278,673

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

Note 12:  Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. ASU 2009-13 was effective for the Company on October 1, 2010. The adoption of ASU 2009-13 did not have a material impact on our financial condition, results of operations, and disclosures.

Note 13:  Subsequent Events

On February 2, 2011, the Company  received a letter from Nasdaq’s Listing Qualifications Department informing the Company of its failure to comply with Nasdaq Listing Rule 5550(a)(4), which requires that the Company have at least 500,000 publicly held shares for continued listing on the Nasdaq Capital Market.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

In accordance with Listing Rule 5810(c)(2)(C), the Company was given a 45-day period (until March 19, 2011) to provide the Nasdaq staff with a specific plan to achieve and sustain compliance with all of the Nasdaq Capital Market listing requirements, including a time frame for the completion of the plan.  After the Nasdaq staff reviews the Company’s plan, the staff will provide the Company with written notice of its decision.  If the Nasdaq staff rejects the Company’s plan, the Company will have the opportunity to appeal any resulting delisting determination or public reprimand letter to a Nasdaq hearings panel.  During the 45-day period described above, including any extension thereof, and the pendency of an appeal (if any), the Company’s common stock will continue to be traded on the Nasdaq Capital Market.

Potential compliance strategies under consideration include implementing a forward stock split to increase the number of publicly held shares of the Company’s common stock and/or issuing additional shares of common stock in one or more private placement transactions, assuming a suitable investor can be identified.  There can be no assurance that these strategies (or any alternative strategy) will be consummated, or accepted by the Nasdaq staff.  As of the date of this filing, the Company has not made any final decisions regarding what action(s) to take in response to the letter described above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2010, this “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained herein include, but are not limited to, our belief that our existing cash on hand will provide us with sufficient liquidity to meet our operating needs for the next 12 months; that our customer acquisition services will account for a smaller percentage of total net revenues in the future; trends relating to our accounts receivable; the timing, amount and expectations about the cost and impact of legal proceedings that we are involved in; trends in Internet advertising and customer acquisition strategies; our expectation that we will continue to experience operating losses and operating cash outflows; our plans and expectations with respect to new product and service offerings in our Directory Services segment; and strategic alternatives we may pursue and their potential impact on the Company.  Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

The key attribute the InstantAgency® products and services all have in common is high value, low cost marketing options that service the many needs of the small business customer. The suite of products and services were strategically chosen to be entry level products and services that can grow with a small business. For those starting with the more customized products and services, InstantAgency® can continue to drive more online visitors, callers and in turn customers based on the customer budget.  Our strategic advantage is the ability to service the small business customer regardless of their budget or online knowledge.

Recent Developments

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

Change in Business Strategy

In March 2010, we evaluated our business and adopted a new business strategy that addressed each of our business segments as separate entities and re-launched and restructured our legacy line of business. This evaluation was necessitated by the challenges facing our Direct Sales - Customer Acquisition Services business lines that provide Internet-based customer acquisition strategies for small business, as well as declining revenues from our traditional business line (i.e. directory services).  Additionally, current economic and regulatory forces, both general and specific to our industry, impacted our existing business model and strategy.  Some of these factors include the following:

•	The current effects of the recovery from the recent recession and general economic downturn;
•	Our perception that the general economic downturn could lead our business customers to seek lower-cost customer acquisition methods, primarily through the Internet;
•	The reconstitution of our management team;
•	The termination of certain significant directory business contracts related to the traditional business; and
•	Continuing losses in our Direct Sales business.

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

Restructuring Activities

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

During the three months ended December 31, 2010, the Company incurred expenses of $99,319 in connection with the reduction in force, of which $37,500 were incurred for one-time employee termination benefits payable in cash.  The remaining expenses relate to salaries and wages payable in cash to the affected employees. All amounts were paid as of December 31, 2010 and no additional expenses pertaining to this reduction in force are expected to be incurred subsequent to December 31, 2010.

Results of Operations

The following sets forth a discussion of our financial results for the three months ended December 31, 2010 as compared to the three months ended December 31, 2009. In evaluating our business, management reviews several key performance indicators including new customer signups, total customers in each line of business, revenues per customer, customer retention rates, etc.  However, given the changing nature of our business strategy, the decline in emphasis on our Directory Services segment and the infancy of our new Direct Sales Services line of business, we do not believe that presentation of such metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below.

Net Revenues

	Net Revenues
	2010	2009	Change	Percent

Three Months Ended December 31,	$1,717,008	$2,477,446	$(760,438)	(31)%

Net revenues decreased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 attributable to a decrease of approximately $648,000 of revenues associated with our customer acquisition services business and $113,000 of revenues associated with our directory services business.   The decline in customer acquisition services business reflects our transition away from this line of business to focus our efforts on subscription based business using LEC billing channels marketed under our Velocity Marketing Concepts, Inc. subsidiary.  We expect our revenues from our customer acquisition services business to continue to decline as we are not entering into any sales new contracts for this line of business.

Cost of Services

	Cost of Services
	2010	2009	Change	Percent

Three Months Ended December 31,	$1,462,803	$828,812	$633,991	76%

Cost of services increased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 attributable to a $763,000 increase in customer acquisition costs associated with our directory services business, and a $129,000 decrease in costs associated with our customer acquisition services business.

Gross Profit

	Gross Profit
	2010	2009	Change	Percent

Three Months Ended December 31,	$254,205	$1,648,634	$(1,394,429)	(85)%

Gross profit decreased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 due to a decline in revenues and a reduction in our gross profit margins.  The following table sets forth changes in our gross margin by business segment:

	Three Months Ended December 31,
	2010	2009

Direct sales - customer acquisition services -
Gross profit	$88,160	$607,113
Gross margin	12.2%	44.3%
Directory services -
Gross profit	$166,045	$1,041,521
Gross margin	16.7%	94.0%

Direct sales fulfillment costs have remained relatively stable in an effort to maintain the customer base.

The directory services gross profit and margin were higher than average last year due to increased reserve collections resulting in lower bad debt expense.

General and Administrative Expenses

	General and Administrative Expenses
	2010	2009	Change	Percent

Three Months Ended December 31,	$1,972,569	$3,961,890	$(1,989,321)	(50)%

General and administrative expenses decreased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily due to the following:

•
Decreased compensation costs of approximately $1,305,000 reflecting the impacts of our restructuring actions and reduction in force during 2009 and 2010 from 111 employees at September 30, 2009 to 23 employees as of December 31, 2010;

•
Other expense decreases of $328,000, including, but not limited  to, rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives;

•	A reduction of $300,000 in litigation costs related to a legal settlement incurred in the first quarter of fiscal 2010;

•
Decreased professional fees of approximately $36,000 related to a $163,000 decrease in litigation costs partially offset by an increase of $96,000 in consulting fees related to the implementation and management of the new subscription based LEC billed customer program and $31,000 increase in fees paid to an investment banking firm to assist us in with our previously announced examination of strategic opportunities; and

•	Decreased depreciation and amortization expense of $20,000.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010
Compensation for employees, officers and directors	$936,426	$1,048,094	$967,323	$1,352,108	$2,241,198
Professional fees	453,062	551,394	677,507	1,023,582	488,993
Depreciation and amortization	205,477	214,617	215,102	218,200	225,653
Other general and administrative costs	377,604	462,278	497,865	544,162	1,006,046

Included in other general and administrative expenses for the first quarter of fiscal 2010 was an accrual of $300,000 related to a legal settlement with OSM and SMe.

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2010	2009	Change	Percent

Three Months Ended December 31,	$13,592	$171,058	$(157,466)	(92)%

Sales and marketing expenses decreased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 primarily due to cost containment initiatives.  Virtually all of our sales and marketing activities in the first quarter of fiscal 2010 consisted of in-house personnel activities whose costs are included in general and administrative expenses. We expect our sales and marketing expenses to increase in the future as we promote our new Directory Services product offerings.

Operating Loss

	Operating Loss
	2010	2009	Change	Percent

Three Months Ended December 31,	$(1,731,956)	$(2,484,314)	$752,358	(30)%

The decrease in operating loss for the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 is primarily due to decreases in general and administrative expenses and sales and marketing expenses as a result of our cost containment initiatives, partially offset by a decrease in our gross profit each of which is described above.

 Total Other Income (Expense)

	Total Other Income (Expense)
	2010	2009	Change	Percent

Three Months Ended December 31,	$1,562	$56,910	$(55,348)	(97)%

During the first quarter of fiscal 2010, we recognized $50,000 of income related to the adjustment of certain accruals.  The remaining activity in fiscal 2011 and fiscal 2010 consisted primarily of interest income on cash balances and short-term investments.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2010	2009	Change	Percent

Three Months Ended December 31,	$-	$99,975	$(99,975)	(100)%

In the second quarter of fiscal 2009, the Company established a valuation allowance against all deferred tax assets given the uncertainty with respect to future operations and we continue to maintain a full valuation allowance against such assets.  Accordingly, there is no tax expense or benefit for the first quarter of fiscal 2011.  The income tax provision during the first quarter of fiscal 2010 reflects a true up to our income tax receivable based on information received during the preparation of our 2009 tax returns.

Income (Loss) from Discontinued Operations

	Income (Loss) from Discontinued Operations
	2010	2009	Change	Percent

Three Months Ended December 31,	$-	$1,725	$(1,725)	(100)%

During the second quarter of fiscal 2009, we discontinued our online classifieds business.  As of December 31, 2010 we have concluded the wind down of that business and no longer expect to incur any future losses.

Net Income (Loss)

	Net income (loss)
	2010	2009	Change	Percent

Three Months Ended December 31,	$(1,730,394)	$(2,525,654)	$795,260	(31)%

Changes in net income (loss) are primarily attributable to changes in operating income, other income (expense), income tax expense and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1,460,000 for the first quarter of fiscal 2011 as compared to approximately $1,285,000 for the first quarter of fiscal 2010.  While our net loss decreased by $795,000 in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, the cash impacts of this decreased net loss were partially offset by a reduction of non-cash expenses of $89,000 including depreciation expense, stock compensation and bad debt expense.  Changes in working capital and other current assets caused a decrease in operating cash flows of $882,000 during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.  Our primary source of cash inflows has historically been net remittances from Directory Services customers processed in the form of ACH billings and LEC billings.  As of December 31, 2010, three such entities accounted for 27%, 27% and 17% of gross accounts receivable.

With respect to our Direct Sales Services, we generally receive upfront payments averaging approximately one-sixth of the gross contract amount.  Subsequent payments are received on an installment basis after the application of the initial payment amounts and are billed ratably over the remaining life of the contract.  As we are in the process of exiting this line of business, we are no longer accepting new sales contracts.

Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

There were no investing activities during the first quarter of fiscal 2011.  Net cash used for investing activities totaled approximately $171,000 for the first quarter of fiscal 2010 consisting of $131,000 for expenditures for software development and $40,000 of purchases of property and equipment.

During the first quarter of fiscal 2011, our cash flows from financing activities consisted of $100,000 received from the issuance of stock to an investor, partially offset by $15,000 of payments on capital lease obligations.  During the first quarter of fiscal 2010, we experienced financing cash outflows consisting of $17,000 for capital lease obligations and $25,000 for purchases of treasury stock.

We had working capital of $1,834,000 as of December 31, 2010 compared to $3,201,000 as of September 30, 2010 with current assets decreasing by $1,569,000 and current liabilities decreasing by $201,000 from September 30, 2010 to December 31, 2010.  Declines in working capital are primarily attributable to our operating net loss.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease commitments	$699,572	$305,521	$315,331	$78,720	$-	$-	$-
Capital lease commitments	85,524	48,107	37,417	-	-	-	-
Noncanceleable service contracts	602,708	464,708	138,000	-	-	-	-
	$1,387,804	$818,336	$490,748	$78,720	$-	$-	$-

While we believe that our existing cash on hand and additional cash generated from operations will provide us with sufficient liquidity to meet our operating needs for the next 12 months, we will not be able to stay in business in the future without improvements in our profitability, additional financing or a fundamental change in our business.

At December 31, 2010, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as described below, as of December 31, 2010, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business.  While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income(loss) in the period in which a ruling occurs.  The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operations could change in the future.

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

On July 16, 2010, Mr. Cunningham attempted to amend his OSHA complaint to include an additional adverse action allegation.  On September 20, 2010, OSHA issued a letter informing Mr. Cunningham that, as a former board member and alleged prospective interim CEO, he is not considered an “employee” under the relevant statute, which is a required element for his claims.  Accordingly, OSHA dismissed Mr. Cunningham’s complaint.

On October 20, 2010, Mr. Cunningham filed objections to OSHA’s findings.  Mr. Cunningham's appeal of OSHA’s ruling is currently pending.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Plaintiff Global Education Services, Inc. ("GES") filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court. GES has alleged in its complaint that the Company's use of activator checks violated the Washington Consumer Protection Act.  GES seeks injunctive relief against the Company's use of the checks, as well as judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class. LiveDeal has denied the allegations.  Early in 2010, the Court denied both parties’ dispositive motions after oral argument.
Active litigation is temporarily suspended, but Plaintiff is seeking to restart the litigation.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued a total of 15,014 shares of its common stock in private transactions during the quarter that ended on December 31, 2010.  Additional information about those transactions, including the consideration received by the Company and the exemptions from registration relied on by the Company, is set forth in Note 4 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

LiveDeal, Inc.

Dated: February 14, 2011	/s/ Lawrence W. Tomsic
Lawrence W. Tomsic
Chief Financial Officer