Form 10-Q
period 2011-03-31
LIVEDEAL INC
filed 2011-05-16
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of April 29, 2011 was 652,982.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(unaudited)

Assets
Cash and cash equivalents	$641,134	$3,227,374
Certificates of deposit	101,293	101,293
Accounts receivable, net	920,636	948,439
Prepaid expenses and other current assets	181,010	219,121
Total current assets	1,844,073	4,496,227
Accounts receivable, long term portion, net	273,625	330,234
Property and equipment, net	262,769	397,382
Deposits and other assets	52,089	49,294
Intangible assets, net	1,284,899	1,938,952
Total assets	$3,717,455	$7,212,089

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$758,773	$354,440
Accrued liabilities	766,431	880,188
Current portion of capital lease obligation	62,738	60,327
Total current liabilities	1,587,942	1,294,955
Long term portion of capital lease obligation	5,330	38,283
Total liabilities	1,593,272	1,333,238

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 647,110 and 609,643 shares issued, 642,858 and 605,391 shares outstanding at March 31, 2011 and September 30, 2010, respectively	647	610
Treasury stock (4,252 shares carried at cost)	(70,923)	(70,923)
Paid in capital	20,733,069	20,441,721
Accumulated deficit	(18,549,476)	(14,503,423)
Total stockholders' equity	2,124,183	5,878,851

Total liabilities and stockholders' equity	$3,717,455	$7,212,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Net revenues	$1,118,165	$1,101,816	$2,112,787	$2,209,340
Cost of services	1,512,783	182,597	2,407,360	280,946
Gross profit	(394,618)	919,219	(294,573)	1,928,394

Operating expenses:
General and administrative expenses	1,611,382	3,138,052	3,583,951	7,099,942
Sales and marketing expenses	23,183	90,054	36,775	261,111
Total operating expenses	1,634,565	3,228,106	3,620,726	7,361,053
Operating loss	(2,029,183)	(2,308,887)	(3,915,299)	(5,432,659)
Other income (expense):
Interest income (expense), net	(310)	3,608	1,252	10,518
Other income (expense)	-	(22,693)	-	27,307
Total other income (expense)	(310)	(19,085)	1,252	37,825

Loss before income taxes	(2,029,493)	(2,327,972)	(3,914,047)	(5,394,834)
Income tax provision (benefit)	-	(330,357)	-	(230,382)
Loss from continuing operations	(2,029,493)	(1,997,615)	(3,914,047)	(5,164,452)

Discontinued operations
Income (loss) from discontinued component, including disposal costs	(285,207)	224,095	(131,047)	865,279
Income tax provision (benefit)	-	-	-	-
Income (loss) from discontinued operations	(285,207)	224,095	(131,047)	865,279

Net loss	$(2,314,700)	$(1,773,520)	$(4,045,094)	$(4,299,173)

Earnings per share - basic and diluted1:
Loss from continuing operations	$(3.24)	$(3.33)	$(6.36)	$(8.61)
Discontinued operations	(0.46)	0.37	(0.21)	1.44
Net loss	$(3.70)	$(2.96)	$(6.57)	$(7.17)
Weighted average common shares outstanding:
Basic	625,982	599,653	615,369	599,594
Diluted	625,982	599,653	615,369	599,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,045,094)	$(4,299,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395,728	443,853
Non-cash stock compensation expense	23,499	7,205
Amortization of deferred stock compensation	17,885	120,131
Provision for uncollectible accounts	392,171	648,561
Non-cash impairment of goodwill and intangibles	367,588	-
Loss on disposal of property and equipment and intangible assets	25,350	74,271
Changes in assets and liabilities:
Accounts receivable	(307,759)	108,760
Prepaid expenses and other current assets	38,111	(167,356)
Deposits and other assets	(2,795)	(6,114)
Accounts payable	404,333	185,400
Accrued liabilities	(114,715)	(98,325)
Income taxes receivable and payable	-	1,490,835

Net cash used in operating activities	(2,805,698)	(1,491,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for intangible assets	-	(268,693)
Investment in certificate of deposits	-	(200,000)
Purchases of property and equipment	-	(56,321)

Net cash used in investing activities	-	(525,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations	(30,542)	(58,068)
Issuance of common stock for cash	250,000	-
Purchase of treasury stock	-	(25,882)

Net cash provided by (used in) financing activities	219,458	(83,950)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,586,240)	(2,100,916)

CASH AND CASH EQUIVALENTS, beginning of period	3,227,374	7,568,030

CASH AND CASH EQUIVALENTS, end of period	$641,134	$5,467,114

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Accrued and unpaid dividends	$958	$958

Interest paid	$2,270	$3,777

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Note 1: Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of LiveDeal, Inc. (formerly YP Corp.), a Nevada corporation, and its wholly owned subsidiaries (collectively, the “Company”). The Company delivers internet directory services for small and medium-sized businesses to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet.

The accompanying condensed consolidated balance sheet as of September 30, 2010, which has been derived from the audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of March 31, 2011, and for the three and six months ended March 31, 2011 and March 31, 2010, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2011. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2010 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

While the Company believes that its existing cash on hand, together with the additional cash obtained from the loan facility the Company entered into on May 13, 2011, as described in more detail in Note 13 together with other sources of capital, such other sources of cash possibly including: stock issuances; additional loans; advances from our existing LEC clearing houses through their current advance programs; or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours; is sufficient to finance our operations for the next twelve months, there can be no assurance that we will generate sufficient revenue to repay the loan facility referenced above when it comes due or that we will achieve profitability, positive operating cash flows, or sufficient cash flows for operations. To the extent that we cannot repay the loan when it comes due or achieve profitability or sufficient operating cash flows, our business will be materially and adversely affected. Further, our business is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements its strategies and responds to operating results. As the Company continues to maintain its remaining business line, it is simultaneously exploring other strategic initiatives.  We cannot provide any assurance that any additional financing arrangements will be available in amounts or on terms acceptable to us, if at all.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Note 2: Balance Sheet Information

Balance sheet information is as follows:

	March 31,	September 30,
	2011	2010
	(unaudited)

Receivables, current, net:
Accounts receivable, current	$2,468,093	$2,750,393
Less: Allowance for doubtful accounts	(1,547,457)	(1,801,954)
	$920,636	$948,439
Receivables, long term, net:
Accounts receivable, long term	$571,089	$680,108
Less: Allowance for doubtful accounts	(297,464)	(349,874)
	$273,625	$330,234
Total receivables, net:
Gross receivables	$3,039,182	$3,430,501
Less: Allowance for doubtful accounts	(1,844,921)	(2,151,828)
	$1,194,261	$1,278,673

Our accounts receivable consist primarily of amounts due from customers of our directory services business.

	March 31,	September 30,
	2011	2010
	(unaudited)
Property and equipment, net:
Leasehold improvements	$234,476	$239,271
Furnishings and fixtures	239,715	319,004
Office, computer equipment and other	445,373	704,388
	919,564	1,262,663
Less: Accumulated depreciation	(656,795)	(865,281)
	$262,769	$397,382

The Company discovered during a review of the property and equipment, that assets with a net book value of $25,350 were no longer in service and thus were written off.
	March 31,	September 30,
	2011	2010
	(unaudited)
Intangible assets, net:
Domain name and marketing related intangibles	$1,509,600	$1,509,600
Website and technology related intangibles	363,367	1,914,991
	1,872,967	3,424,591
Less: Accumulated amortization	(588,068)	(1,485,639)
	$1,284,899	$1,938,952

The decrease in net intangible assets reflects continuing amortization and the write-off of $367,588 of net intangible assets associated with our discontinued operations. See Note 4.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	March 31,	September 30,
	2011	2010
	(unaudited)
Accrued liabilities:
Deferred revenue	$49,349	$87,574
Accrued payroll and bonuses	77,344	124,544
Accruals under revenue sharing agreements	141,900	133,119
Accrued expenses - other	497,838	534,951
	$766,431	$880,188

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

During the three and six months ended March 31, 2011, the Company incurred expenses of $0 and $99,319 respectively, in connection with the reduction in force, of which $37,500 were incurred for one-time employee termination benefits payable in cash. The remaining expenses relate to salaries and wages payable in cash to the affected employees. All amounts were paid as of December 31, 2010 and no additional expenses pertaining to this reduction in force are expected to be incurred subsequent to March 31, 2011.

Note 4: Discontinued Operations

As part of the Company’s strategy to evaluate each of its business segments as separate entities, management noted that the Direct Sales business segment has incurred operating losses and declining revenues and did not fit with the Company’s change in strategic direction. Accordingly, in March 2011, the Company made the strategic decision to discontinue its Direct Sales business and product offerings. Prior year financial statements have been restated to present the Direct Sales business segment as a discontinued operation.

The Company initiated shutdown activities in March 2011 and expects to conclude such activities in May 2011. In conjunction with the discontinued operations, the Company recorded the following charges in the three months ended March 31, 2011:

•	Employee contract termination charges of $7,083 reflecting the reduction in force of 8 employees;
•	Non cash impairment charges of $367,588 consisting of the write-off of net intangible assets;

The Direct Sales business segment accounted for $513,751 and $1,236,137 of net revenues for the three and six months ended March 31, 2011, respectively, and $1,063,837 and $2,433,760 of net revenues for the three and six months ended March 31, 2010, respectively, which are now included as part of income (loss) from discontinued component including disposal costs, in the accompanying unaudited condensed consolidated statements of operations.

As part of the Company’s plan to discontinue its Direct Sales segment, the Company has entered into an agreement to migrate those customers to a third party in exchange for ten and five percent of gross revenues derived from such customers during the first and second year, respectively, following the date of the agreement. The Company has no continuing involvement or influence in the third parties’ operations, nor does the third party have any recourse to the Company in the event of lost customers, nonpayment by the customers, etc. No revenues have been derived from this agreement during the three and six months ended March 31, 2011.

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

Stock Options

During the three and six months ended March 31, 2011, the Company recognized compensation expense (benefit) of $0 and $23,499, respectively, and $15,365 and $7,205 for the three and six months ending March 31, 2010, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures. During the three months ended December 31, 2009, the Company changed the estimated forfeiture rate of awards from 40% to 60% based on actual forfeiture experience and other factors, resulting in a net benefit from the expense reversal of $8,160. There were no such changes in the estimated forfeiture rate in the six months ending March 31, 2011.

On March 24, 2011, pursuant to the Company’s 2003 Stock Plan, the Company issued its CEO options to purchase an aggregate of 12,813 shares of the Company’s common stock at an exercise price equal to $3.72, which was the closing price of the Company’s common stock on the date of grant. The option will vest and be exercisable according to the following schedule: one quarter (25%) on the first anniversary of the date of grant and the remainder shall vest 1/36 at the end of each month thereafter over the next 36 months so long as the CEO continues to provide services to the Company. Notwithstanding the foregoing, all unvested shares shall become immediately vested and exercisable upon a change of control.
The grant date fair value of the award was $19,834 (net of estimated forfeitures of 50%) using a Black-Scholes option pricing model using the following assumptions: stock price of $3.72, volatility of 108 percent, expected life of 6.1 years, and risk free rate of 2.82 percent. Given the timing of the grant, no amounts were expensed related to this grant. The following represents a summary of stock option activity for the six months ended March 31, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding at September 30, 2010	5,000
Granted at market price	12,813
Exercised	-
Forfeited	(5,000)	$14.50
Outstanding at March 31, 2011	12,813	$3.72	10.0	$-
Exercisable	-	$-	-	$-

As of March 31, 2011, the Company has $19,834 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized over a weighted-average period of 4 years.

Restricted Stock Awards

From time to time, the Company also has historically granted shares of restricted stock to certain individuals. The following table sets forth the activity with respect to compensation-related restricted stock grants during the six months ended March 31, 2011:

Outstanding (unvested) at September 30, 2010	4,658
Granted	-
Forfeited	-
Vested	(2,375)
Outstanding (unvested) at March 31, 2011	2,283

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

As the Company’s outstanding unvested stock has been reduced to an immaterial amount, the Company has recognized all expense associated with unvested awards based on estimated forfeiture rates ranging from 25 percent to 70 percent based on the outstanding duration of the awards during the three months ended December 31, 2010. As a result of these actions, the Company recognized an aggregate expense of $0 and $17,885 during the three and six months ended March 31, 2011, respectively. To the extent that actual forfeiture rates differ from estimates, future expense recognition or reversals could result.

Note 6: Equity

November 2010 Equity Issuance Agreement

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

•
$50,000 was wired to the Company’s designated account on February 25, 2011 in exchange for the issuance of 7,239 shares (determined by using the $6.91 per share purchase price applicable to the fourth Tranche).

As of March 31, 2011, the Company received the payments totaling $200,000 and issued an aggregate of 28,957 shares to the Purchaser.

The Company issued and sold the shares of Common Stock to the Purchaser in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) thereunder.

March 2011 Equity Issuance Agreement

On March 22, 2011, the Company and six new investors (the “March Purchasers”) entered into a Stock Purchase Agreement (the “March Agreement”), pursuant to which the March Purchasers committed to purchase an aggregate of $150,000 worth of the Company’s Common Stock, over a three month period.

Under the terms of the March Agreement, the Company agreed to sell, and each March Purchaser is obligated to purchase by a specified date, Common Stock for an aggregate purchase price of $25,000. The per share price is to be determined by adding (i) US$0.50 and (ii) the average closing price for the Common Stock as reported by the NASDAQ Capital Market for the 90-day period immediately preceding (but not including) the closing date of the applicable purchase.

•	$50,000 was wired to the Company’s designated account on March 28, 2011 in exchange for the issuance of 8,510 shares (determined by using the $5.87 per share purchase price applicable).
•	$50,000 was wired to the Company’s designated account on April 26, 2011 in exchange for the issuance of 10,124 shares (determined by using the $4.94 per share purchase price applicable).
•	An additional $50,000 shall be wired to the Company’s designated account on or before May 25, 2011.

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

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Loss from continuing operations	$(2,029,493)	$(1,997,615)	$(3,914,047)	$(5,164,452)
Less: preferred stock dividends	(479)	(479)	(958)	(958)
Loss from continuing operations
applicable to common stock	(2,029,972)	(1,998,094)	(3,915,005)	(5,165,410)
Income (loss) from discontinued operations	(285,207)	224,095	(131,047)	865,279
Net loss applicable to common stock	$(2,315,179)	$(1,773,999)	$(4,046,052)	$(4,300,131)

Weighted average common shares outstanding -
basic and diluted	625,982	599,653	615,369	599,594

Earnings per share - basic and diluted1:
Loss from continuing operations	$(3.24)	$(3.33)	$(6.36)	$(8.61)
Discontinued operations	(0.46)	0.37	(0.21)	1.44
Net loss	$(3.70)	$(2.96)	$(6.57)	$(7.17)

1 Certain amounts may not total due to rounding of individual components.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were antidilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Options to purchase shares of common stock	12,813	30,000	15,313	42,568
Series E convertible preferred stock	127,840	127,840	127,840	127,840
Shares of non-vested restricted stock	2,283	6,743	2,283	8,100
	142,936	164,583	145,436	178,508

Note 8: Income Taxes

At March 31, 2011, the Company maintains a valuation allowance against its deferred tax assets. The Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the six months ended March 31, 2011, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Note 9: Commitments and Contingencies

Operating Leases and Service Contracts

As of March 31, 2011, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease commitments	$644,268	$205,497	$348,871	$89,900	$-	$-	$-
Noncanceleable service contracts	472,458	334,458	138,000	-	-	-	-
	$1,116,726	$539,955	$486,871	$89,900	$-	$-	$-

This table excludes minimum payment obligations under capital leases, which are set forth below.

Capital leases

As of March 31, 2011, future obligations under non-cancelable capital leases are as follows for the fiscal years ended September 30:

2011	$32,071
2012	37,417
2013	-
2014	-
2015	-
Thereafter	-
Total minimum lease payments	69,488
Less imputed interest	(1,420)
Present value of minimum lease payments	68,068
Less: current maturities of capital lease obligations	62,738
Noncurrent maturities of capital lease obligations	$5,330

Litigation

Except as described below, as of March 31, 2011, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business. While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income (loss) in the period in which a ruling occurs. The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operations could change in the future.

The Company has not recorded any accruals pertaining to its legal proceedings, as they do not meet the criteria for accrual under FASB ASC 450.

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

On October 20, 2010, Mr. Cunningham filed objections to OSHA’s findings. On April 1, 2011, an administrative law judge for the U.S. Department of Labor issued an Order of Dismissal confirming OSHA’s findings. Mr. Cunningham has elected not to appeal the Order of Dismissal, concluding the substantive proceedings. On April 15, 2011, the Company filed a petition for review for the limited purpose of seeking an award of attorneys’ fees.
Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Plaintiff Global Education Services, Inc. (“GES“) filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court. GES has alleged in its complaint that the Company’s use of activator checks violated the Washington Consumer Protection Act. GES seeks injunctive relief against the Company’s use of the checks, as well as judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class. LiveDeal has denied the allegations. Early in 2010, the Court denied both parties’ dispositive motions after oral argument. Active litigation is temporarily suspended, but Plaintiff is seeking to restart the litigation.

Nasdaq Compliance Plan

On February 2, 2011, the Company received a letter from Nasdaq’s Listing Qualifications Department informing the Company of its failure to comply with Nasdaq Listing Rule 5550(a)(4), which requires that the Company have at least 500,000 publicly held shares for continued listing on the Nasdaq Capital Market. In accordance with Listing Rule 5810(c)(2)(C), the Company was given a 45-day period (until March 19, 2011) to provide the Nasdaq staff with a specific plan to achieve and sustain compliance with all of the Nasdaq Capital Market listing requirements, including a time frame for the completion of the plan. In accordance with the requirements set forth in Nasdaq’s letter, the Company submitted its compliance plan on March 18, 2011. The plan included several alternative strategies for regaining compliance with Listing Rule 5550(a)(4), including the issuance of additional shares of common stock in one or more private placement transactions, assuming a suitable investor could be identified.

On April 14, 2011, Nasdaq notified the Company that its compliance plan had been accepted, and that the Company had been granted an extension to regain compliance with Listing Rule 5550(a)(4). Pursuant to the terms of the extension, on or before August 1, 2011, the Company must file with the SEC and Nasdaq a public document containing its current total shares outstanding and a beneficial ownership table prepared in accordance with SEC rules. The Company is continuing its efforts to implement the strategies identified in the compliance plan.

Note 10: Concentration of Credit Risk

The Company maintains cash balances at major nationwide institutions in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000, and bank balances periodically exceed the FDIC limit. At times, the Company’s balances may exceed federally insured limits.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with Local Exchange Carrier (“LEC”) service providers. Three such entities accounted for 27%, 25% and 24% of gross receivables at March 31, 2011 and 27%, 27%, and 16% of gross receivables at September 30, 2010, respectively.

Note 11: Segment Reporting

The Company has historically had two reportable operating segments: Directory Services and Direct Sales - Customer Acquisition Services. During the three months ended March 31, 2011, the Company discontinued its direct sales operations as described in Note 4. Accordingly, the Company’s continuing operations consists of only one business segment.

All of the Company’s revenues are derived from sales to external customers, from operations in the United States, and no single customer accounts for more than 10% of the Company’s revenues.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Note 12: Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). A majority of this update was effective for the Company for all interim and annual reporting periods beginning after December 15, 2009. However, the guidance also required that the disclosures on any Level 3 assets present separately information about purchases, sales, issuances and settlements. This portion of the guidance is effective for fiscal years beginning after December 15, 2010, and is effective for us on October 1, 2011. We do not believe that the full adoption of ASU 2010-06, with respect to the Level 3 measurements, will have a material impact on our fair value measurement disclosures.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.

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

Note 13: Subsequent Events

Additional Equity Issuances

On April 26, 2011, the Company issued a total of 10,124 shares of its common stock to two investors in private placement transactions pursuant to the March Agreement described in Note 6 above. Such shares were issued in exchange for a per share purchase price of $4.94, determined in accordance with the March Agreement and paid in cash.

The Company issued and sold such shares to the applicable purchasers in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated by the SEC thereunder.

Loan Transaction with Everst Group LLP

On May 13, 2011, the Company, certain of the Company’s wholly owned subsidiaries (collectively with the Company, the “Borrowers”), and Everest Group LLC (“Lender”) entered into a Loan Agreement (the “Loan Agreement”), pursuant to which Lender agreed to loan the Borrowers an aggregate amount not to exceed $1,000,000 (the “Loan”). The Loan was funded to the Borrowers on May 16, 2011. The Borrowers will use the proceeds of the Loan for working capital and other general corporate purposes.

The Loan Agreement provides for a one-year term, unless terminated earlier pursuant to its terms or extended by upon the mutual agreement of all parties. Subject to applicable law, the Borrowers will pay an annual interest rate equal to 18% on the unpaid principal balance of the Loan. Interest will be payable monthly in arrears on the first day of each calendar month (unless such day is not a business day, in which case interest will be payable on the next succeeding business day) commencing June 1, 2011. Commencing on November 1, 2011, and on the first day of each subsequent calendar month, the Borrowers will be required to make $50,000 monthly installment payments of principal on the Loan, with the unpaid principal balance to be due and payable on the termination date of the Loan.

Pursuant to a General Security Agreement (the “Security Agreement”) also entered into on May 13, 2011, and as a condition to closing the Loan and the other transactions contemplated by the Loan Agreement, the Borrowers granted to Lender a security interest in certain of their assets, including (without limitation) their accounts, books, tort claims, deposit accounts, equipment, general intangibles, inventory, investment property, negotiable collateral, property and the proceeds thereof. Certain Borrowers, including the Company, also entered into agreements with Lender and their banking institutions to grant Lender certain rights and remedies with respect to their deposit accounts.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

The Loan Agreement contains representations, warranties and covenants of the parties that are customary for transactions similar to the Loan. These include:

•	The Borrowers may not prepay the unpaid principal amount of the Loan, in full or in part, without Lender’s consent, during the first six months of the term.

•
Lender’s designated representative will have the right to observe meetings of any Borrower’s board of directors solely in a non-voting, non-contributing capacity (provided that such representative may be excluded from sensitive or confidential portions of such meetings).

•
The Borrowers are prohibited from creating, incurring or assuming additional indebtedness except for (among other things) (i) obligations to Lender, (ii) trade debt incurred in the ordinary course of business or (iii) purchase money financing and/or equipment leases for new equipment that do not exceed $25,000 in the aggregate during any single fiscal year.

•
The Borrowers are prohibited from (i) entering into any merger, consolidation, reorganization or recapitalization with another person or entity, or (ii) acquiring all of the assets, or a material portion of the assets or stock, of any other person or entity.

•	The Borrowers are prohibited from making or declaring any dividend or distribution in respect of their capital stock or other equity interests.

The Loan Agreement defines certain events of default, including (among other things) (i) the Borrowers’ failure to make any payment required under the Loan Agreement when due (subject to a five-business-day cure period), (ii) the Borrowers’ failure to comply with their covenants and agreements under the Loan Agreement and other Loan documents and (iii) the occurrence of a change of control with respect to the Company. Upon an event of default, Lender would be entitled to immediately accelerate all amounts due and payable in respect of the Loan and a cash default fee of $20,000.

In connection with closing the Loan, the Borrowers paid Lender a $20,000 cash origination fee and also reimbursed Lender for $20,000 in closing costs, including attorneys’ fees and other out-of-pocket expenses related to the negotiation of the Loan Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended March 31, 2011, this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained herein include, but are not limited to, our belief that existing cash on hand and additional cash generated from operations together with the additional cash obtained from the loan facility the Company entered into on May 13, 2011, as described in more detail in Note 13 together with additional cash obtained from other sources of capital will provide us with sufficient liquidity to meet our needs for the next 12 months, such other sources of capital possibly including stock issuances and additional loans, that we would be able to obtain advances from our existing LEC clearing houses through their current advance programs, that we could obtain other forms of financing secured by or leveraged off our increasing accounts receivable based on existing programs in place that are being offered to companies similar to ours; that our directory services will account for a larger percentage of total net revenues in the future; expectations about stock option and restricted stock vesting; trends relating to our accounts receivable; the timing, amount and expectations about the cost and impact of legal proceedings that we are involved in; our expectation that we will experience increasing revenues in our Directory Services segment; trends in Internet advertising and customer acquisition strategies; our expectation that we will continue to experience operating losses and operating cash outflows; our plans and expectations with respect to new product and service offerings in our Directory Services segment; and strategic alternatives we may pursue and their potential impact on the Company. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position, our ability to repay the loan facility referenced above when it comes due, our ability to achieve profitability and our ability to generate sufficient operating cash flows.. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Our Company

LiveDeal, Inc. provides internet based directory services for small businesses. LiveDeal offers an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet.

LiveDeal first started in the online marketing industry as YP.com. At the time, we were the first company to bring the print yellow pages to the Internet in 1994. From there we moved into the online classifieds business when we merged with LiveDeal in 2007.

Today, we have adapted and adjusted our company goals to reflect the latest online trends through the launch of our InstantProfile product and companion products by our subsidiary, Velocity Marketing Concepts, Inc.

LiveDeal uses the latest technologies to deliver best-in-breed online marketing solutions to our small business customers. We have online advertising solutions to help small businesses grow their company and realize online success.

Summary Business Description

LiveDeal delivers affordable internet based directory services to the small business segment through the InstantAgency Suite of products and services. These products are currently sold through a wholly owned subsidiary that targets complimentary aspects of the small business market.

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

Additionally, advertisers with InstantProfile also enjoy a suite of tools that assist them in communicating directly with their customers and employees. These communication tools include a conferencing solution to host calls with up to 10 participants and an online electronic fax solution with unlimited faxes included.

Advertisers that utilize our InstantProfile Premium product benefit from two additional features, Virtual PBX and InstantStorage. Virtual PBX delivers audio messages directly to the advertiser’s email inbox or data enabled phone for quick access and storage of important messages. InstantStorage offers cloud based file storage and retrieval from any computer with internet access. These two products expand the benefits of the InstantProfile suite by providing direct access to important messages and files to the small business customer on the go.

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

Recent Developments

Financial Performance

We have embarked on a significant change in business strategy to re-emphasize our legacy business (directory services offering) and update it to meet current market requirements and move ahead of our competitors in this market segment. As a result, we have continued to experience a decline in revenues and gross profit over the last several quarters, but have also reduced our ongoing costs and expenses and reduced ongoing losses. While we have yet to achieve sufficient sales in our new InstantProfile business to allow us to achieve operating profitability, we began to achieve growth in revenues in this business segment during fiscal 2010 and the first six months of fiscal 2011.

Discontinued Operations

As part of our strategy to evaluate each of our business segments as separate entities, management noted that the Direct Sales business segment has incurred operating losses and declining revenues and did not fit with our change in strategic direction. Accordingly, in March 2011, we made the strategic decision to discontinue our Direct Sales business and product offerings. Prior year financial statements have been restated to present the Direct Sales business segment as a discontinued operation.

We initiated shutdown activities in March 2011 and expects to conclude such activities in May 2011. In conjunction with the discontinued operations, we recorded the following charges in the three months ended March 31, 2011:

•	Employee contract termination charges of $7,083 reflecting the reduction in force of 8 employees;
•	Non cash impairment charges $367,588 consisting of the write-off of net intangible assets;
;
The Direct Sales business accounted for $513,751 and $1,236,137 of net revenues for the three and six months ended March 31, 2011, respectively, and $1,063,837 and $2,433,760 of net revenues for the three and six months ended March 31, 2010, respectively, which are now included as part of income (loss) from discontinued component, including disposal costs, in the accompanying unaudited condensed consolidated statements of operations.

As part of our plan to discontinue the Direct Sales segment, we have entered into an agreement to migrate those customers to a third party in exchange for ten and five percent of gross revenues derived from such customers during the first and second year, respectively, following the date of the agreement. We have no continuing involvement or influence in the third parties’ operations, nor does the third party have any recourse to us in the event of lost customers, nonpayment by the customers, etc. No revenues have been derived from this agreement during the three and six months ended March 31, 2011.

Management Changes

On March 24, 2011, we appointed Kevin Hall as our Chief Executive Officer and entered into a two-year employment agreement. Under the terms of this agreement, Mr. Hall is to receive an annual salary of $225,000 and target performances bonuses of 50% of his annual salary. The agreement also provides for the immediate issuance of an option to purchase 12,813 shares with an exercise price equal to the stock price on the date of grant, and contains severance provisions which provide payment equal to between three and six months salary depending on the timing of the termination and the relevant facts and circumstances. Mr. Hall has been the President and Chief Operating Officer since May 2010.

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

During the three and six months ended March 31, 2011, the Company incurred expenses of $0 and $99,319 respectively, in connection with the reduction in force, of which $37,500 were incurred for one-time employee termination benefits payable in cash. The remaining expenses relate to salaries and wages payable in cash to the affected employees. All amounts were paid as of December 31, 2010 and no additional expenses pertaining to this reduction in force are expected to be incurred subsequent to March 31, 2011.

Results of Operations

The following sets forth a discussion of our financial results for the three and six months ended March 31, 2011 as compared to the three and six months ended March 31, 2010. In evaluating our business, management reviews several key performance indicators including new customer signups, total customers in each line of business, revenues per customer, customer retention rates, etc. However, given the changing nature of our business strategy, we do not believe that presentation of such metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below.

Net Revenues

	Net Revenues
	2011	2010	Change	Percent

Three Months Ended March 31,	$1,118,165	$1,101,816	$16,349	1%
Six Months Ended March 31,	$2,112,787	$2,209,340	$(96,553)	(4)%

Net revenues increased in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 attributable to the $329,000 increase in Velocity sales which was in excess of the $313,000 decline in Legacy sales.

Net revenues decreased in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 as the $432,000 increase in Velocity sales was less than the $529,000 decline in Legacy sales.

Cost of Services

	Cost of Services
	2011	2010	Change	Percent

Three Months Ended March 31,	$1,512,783	$182,597	$1,330,186	728%
Six Months Ended March 31,	$2,407,360	$280,946	$2,126,414	757%

Cost of services increased in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 attributable to increased costs for Velocity, commissions for new customers of $728,000, fulfillment costs of $450,000, leads of $57,000, internet site costs of $35,000 and miscellaneous costs of $60,000.

Cost of services increased in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 attributable to increased costs for Velocity, commissions for new customers of $1,051,000, fulfillment costs of $736,000, leads of $131,000, internet site costs of $102,000 and miscellaneous costs of $106,000.

Gross Profit

	Gross Profit
	2011	2010	Change	Percent

Three Months Ended March 31,	$(394,618)	$919,219	$(1,313,837)	(143)%
Six Months Ended March 31,	$(294,573)	$1,928,394	$(2,222,967)	(115)%

Gross profit decreased in the second quarter and first six months of fiscal 2011 as compared to the second quarter and first six months of fiscal 2010 primarily due to the increased cost of services as described above.

General and Administrative Expenses

	General and Administrative Expenses
	2011	2010	Change	Percent

Three Months Ended March 31,	$1,611,382	$3,138,052	$(1,526,670)	(49)%
Six Months Ended March 31,	$3,583,951	$7,099,942	$(3,515,991)	(50)%

General and administrative expenses decreased in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 primarily due to the following:

•
Decreased compensation costs of approximately $816,000 reflecting the impacts of our restructuring actions and reduction in force during 2009 and 2010 from 111 employees at September 30, 2009 to 23 employees as of March 31, 2011;

•
Other expense decreases of $199,000, including, but not limited to, rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives;

•
Decreased professional fees of approximately $484,000 related to reduced IT consulting of $175,000, legal fees of $128,000, investment banker fees of $95,000, accounting fees of $87,000, marketing consultants of $50,000 partially offset by increased fees from outside sales service costs of $24,000 and other miscellaneous consultants costs of $27,000;

•	Decreased depreciation and amortization expense of $28,000;

General and administrative expenses decreased in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 for similar reasons, as outlined below:

•
Decreased compensation costs of approximately $2,121,000 reflecting the impacts of our restructuring actions and reduction in force during 2009 and 2010 from 111 employees at September 30, 2009 to 23 employees as of December 31, 2010;

•
Other expense decreases of $527,000, including, but not limited to, rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives;

•	A reduction of $300,000 in damages paid in a legal settlement incurred in the first quarter of fiscal 2010;

•
Decreased professional fees of approximately $520,000 related to legal costs of $292,000 due to the resolution and wind-down of certain litigation activities, IT consultants of $112,000, investment banker fees of $146,000, accounting fees of $77,000, marketing consultants of $37,000 partially offset by outside sales service costs of $109,000 and other miscellaneous consultants costs of $35,000;

•	Decreased depreciation and amortization expense of $48,000;

The following table sets forth our recent operating performance for general and administrative expenses:

	Q2 2011	Q1 2011	Q4 2010	Q3 2010	Q2 2010
Compensation for employees, officers and directors	$536,269	$936,426	$1,048,094	$967,323	$1,352,108
Professional fees	539,950	453,062	551,394	677,507	1,023,582
Depreciation and amortization	190,254	205,477	214,617	215,102	218,200
Other general and administrative costs	344,909	377,604	462,278	497,865	544,162

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2011	2010	Change	Percent

Three Months Ended March 31,	$23,183	$90,054	$(66,871)	(74)%
Six Months Ended March 31,	$36,775	$261,111	$(224,336)	(86)%

Sales and marketing expenses decreased in the second quarter of fiscal 2011 as compared to the second quarter and of fiscal 2010 primarily due to less spending on Robo Dialer and clicks for new customers of approximately $67,000.

Sales and marketing expenses decreased in the first six months of fiscal 2011 as compared to the first six months and of fiscal 2010 primarily due to less spending on Robo Dialer and clicks for new customers of $224,000.

Operating Loss

	Operating Income (Loss)
	2011	2010	Change	Percent

Three Months Ended March 31,	$(2,029,183)	$(2,308,887)	$279,704	(12)%
Six Months Ended March 31,	$(3,915,299)	$(5,432,659)	$1,517,360	(28)%

The changes in operating loss for the second quarter and first six months of fiscal 2011 as compared to the second quarter and first six months of 2010 reflect a variety of changes in net revenues, cost of sales, general and administrative expenses and sales and marketing expenses, each of which are described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2011	2010	Change	Percent

Three Months Ended March 31,	$(310)	$(19,085)	$18,775	(98)%
Six Months Ended March 31,	$1,252	$37,825	$(36,573)	(97)%

During the first quarter of fiscal 2010, we recognized $50,000 of income related to the adjustment of certain accruals. The remaining activity in fiscal 2011 and fiscal 2010 consisted primarily of interest income on cash balances and short-term investments.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2011	2010	Change	Percent

Three Months Ended March 31,	$-	$(330,357)	$330,357	(100)%
Six Months Ended March 31,	$-	$(230,382)	$230,382	(100)%

In the second quarter of fiscal 2009, the Company established a valuation allowance against all deferred tax assets given the uncertainty with respect to future operations and we continue to maintain a full valuation allowance against such assets. Accordingly, there is no tax expense or benefit for the three and six months ended March 31, 2011. The income tax provision during the second quarter and first six months of fiscal 2010 reflects true-ups to our income tax receivable based on information received during the preparation of our 2009 tax returns.

Income (Loss) from Discontinued Operations

	Income (Loss) from Discontinued Operations
	2011	2010	Change	Percent

Three Months Ended March 31,	$(285,207)	$224,095	$(509,302)	(227)%
Six Months Ended March 31,	$(131,047)	$865,279	$(996,326)	(115)%

In March 2011, the Company decided to discontinue the Direct Sales business and has reflected the change on previously reported periods. See discussions in “Recent Developments” above. The decline in profitability between the three and six months ended March 31, 2011 as compared to the three and six months ended March 31, 2010 reflects a decline in revenues as we made a strategic shift away from this line of business as well as approximately $375,000 of impairment and employee termination charges associated with our discontinued line of business.

Net Loss

	Net Income (Loss)
	2011	2010	Change	Percent

Three Months Ended March 31,	$(2,314,700)	$(1,773,520)	$(541,180)	31%
Six Months Ended March 31,	$(4,045,094)	$(4,299,173)	$254,079	(6)%

Changes in net income (loss) are primarily attributable to changes in operating income, other income (expense), income tax expense and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $2,806,000 for the first six months of fiscal 2011 as compared to approximately $1,492,000 for the first six months of fiscal 2010. While our net loss decreased by $254,000 in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010, the cash impacts of this decreased net loss were partially offset by a reduction of non-cash expenses of $72,000 including depreciation expense, stock compensation and bad debt expense. Changes in working capital and other current assets caused a decrease in operating cash flows of $1,496,000 during the first six months of fiscal 2011 as compared to the first six months of fiscal 2010, primarily attributable to the collection of income taxes receivable in 2010 resulting from net operating loss carrybacks. Our primary source of cash inflows has historically been net remittances from Directory Services customers processed in the form of ACH billings and LEC billings. As of March 31, 2011, three such entities accounted for 27%, 25% and 24% of gross accounts receivable.

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

There were no investing activities during the first six months of fiscal 2011. Net cash used for investing activities totaled approximately $525,000 for the first six months of fiscal 2010 consisting of $269,000 for expenditures for software development, $200,000 to purchase a certificate of deposit and $56,000 of purchases of property and equipment.

During the first six months of fiscal 2011, our cash flows from financing activities consisted of $250,000 received from the issuance of stock to investors, partially offset by $31,000 of payments on capital lease obligations. During the first six months of fiscal 2010, we experienced financing cash outflows consisting of $58,000 for capital lease obligations and $26,000 for purchases of treasury stock.

We had working capital of $256,000 as of March 31, 2011 compared to $3,201,000 as of September 30, 2010 with current assets decreasing by $2,652,000 and current liabilities increasing by $293,000 from September 30, 2010 to March 31, 2011. Declines in working capital are primarily attributable to our operating net loss.

While we believe that its existing cash on hand, together with the additional cash obtained from the loan facility we entered into on May 13, 2011, as described in more detail in Note 13 together with other sources of capital, such other sources of cash possibly including: stock issuances; additional loans; advances from our existing LEC clearing houses through their current advance programs; or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours; is sufficient to finance our operations for the next twelve months, there can be no assurance that we will generate sufficient revenue to repay the loan facility referenced above when it comes due or that we will achieve profitability, positive operating cash flows, or sufficient cash flows for operations. To the extent that we cannot repay the loan when it comes due or achieve profitability or sufficient operating cash flows, our business will be materially and adversely affected. Further, our business is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements its strategies and responds to operating results. As we continue to maintain its remaining business line, we are simultaneously exploring other strategic initiatives.  We cannot provide any assurance that any additional financing arrangements will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2011 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease commitments	$644,268	$205,497	$348,871	$89,900	$-	$-	$-
Capital lease commitments	69,488	32,071	37,417	-	-	-	-
Noncanceleable service contracts	472,458	334,458	138,000	-	-	-	-
	$1,186,214	$572,026	$524,288	$89,900	$-	$-	$-

At March 31, 2011, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company has recently undergone changes in its business including a reduction in force. The Company is in the process of evaluating the impacts of the reduction in force on its internal control structure.

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as described below, as of March 31, 2011, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business. While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which a ruling occurs. The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operations could change in the future.

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

On October 20, 2010, Mr. Cunningham filed objections to OSHA’s findings. On April 1, 2011, an administrative law judge for the U.S. Department of Labor issued an Order of Dismissal confirming OSHA’s findings. Mr. Cunningham has elected not to appeal the Order of Dismissal, concluding the substantive proceedings. On April 15, 2011, the Company filed a petition for review for the limited purpose of seeking an award of attorneys’ fees.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. (“GES“) filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court. GES has alleged in its complaint that the Company’s use of activator checks violated the Washington Consumer Protection Act. GES seeks injunctive relief against the Company’s use of the checks, as well as judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class. LiveDeal has denied the allegations. Early in 2010, the Court denied both parties’ dispositive motions after oral argument. Active litigation is temporarily suspended, but Plaintiff is seeking to restart the litigation.

ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. We point you in particular to the following risk factors, which we are restating again in their entirety.

We will incur operating losses and significant volatility in operations while we develop our new business segment.

During the fiscal year ended September 30, 2010, we incurred substantial operating losses as we transitioned our business toward our new strategic focus. We will continue to incur operating losses as we develop our new business segment, which will be financed through existing cash on hand. While we believe our existing cash on hand, together with the additional cash generated from operations and obtained from the loan facility we entered into on May 13, 2011, as described in more detail in Note 13 together with other sources of capital, Such other sources of capital possibly including stock issuances; additional loans; advances from our existing LEC clearing houses through their current advance programs or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours; is sufficient to finance our operations for the next twelve months, there can be no assurance that we will generate sufficient revenue to repay the loan facility referenced above when it comes due or that we will achieve profitability or positive operating cash flows. To the extent that we cannot repay the loan when it comes due or achieve profitability or positive operating cash flows, our business will be materially and adversely affected. Further, this new business segment is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements its strategies and responds to operating results from this new business segment.

We may not be able to secure additional capital to expand our operations.

Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel. We currently anticipate that our cash on hand as of September 30, 2010, together with cash flows from operations, the additional cash obtained from the loan facility we entered into on May 13, 2011, as described in more detail in Note 13 together with other sources of capital, such other sources of capital possibly including stock issuances and loans; advances from our existing LEC clearing houses through their current advance programs or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, however, we may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities. Our future liquidity and capital requirements will depend on numerous factors, including the following:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued a total of 22,453 shares of its common stock in private transactions during the quarter that ended on March 31, 2011. Additional information about those transactions, including the consideration received by the Company and the exemptions from registration relied on by the Company, is set forth in Note 6 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION

Reference is made to the information disclosed under the heading “Loan Transaction with Everst Group LLP” in Note 13 (Subsequent Events) to our Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

The following exhibits are attached hereto:

Exhibit Number	Description

10.1
Stock Purchase Agreement, dated as of March 22, 2011, by and between the Registrant and each of Joint Corporation FeelTech Investment Unit 2, Joint Corporation FeelTech Investment Unit 3, Joint Corporation FeelTech Investment Unit 4, Joint Corporation FeelTech Investment Unit 5, Joint Corporation FeelTech Investment Unit 6, and Joint Corporation FeelTech Investment Unit 7

10.2	Employment Agreement, dated as of March 24, 2011, by and between the Registrant and Kevin A. Hall

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: May 16, 2011	/s/ Lawrence W. Tomsic
Lawrence W. Tomsic
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Stock Purchase Agreement, dated as of March 22, 2011, by and between the Registrant and each of Joint Corporation FeelTech Investment Unit 2, Joint Corporation FeelTech Investment Unit 3, Joint Corporation FeelTech Investment Unit 4, Joint Corporation FeelTech Investment Unit 5, Joint Corporation FeelTech Investment Unit 6, and Joint Corporation FeelTech Investment Unit 7

10.2	Employment Agreement, dated as of March 24, 2011, by and between the Registrant and Kevin A. Hall

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications