Form 10-Q
period 2011-06-30
LIVEDEAL INC
filed 2011-08-15
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 1, 2011 was 691,349.

INDEX TO FORM 10-Q FILING
FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

		Page

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and September 30, 2010	3
	Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 2011 and 2010	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2011 and 2010	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4.	Controls and Procedures	26

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6.	Exhibits	30

Signatures		31

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	(unaudited)

Assets
Cash and cash equivalents	$598,379	$3,227,374
Certificates of deposit	-	101,293
Accounts receivable, net	918,363	948,439
Prepaid expenses and other current assets	144,485	219,121
Total current assets	1,661,227	4,496,227
Accounts receivable, long term portion, net	237,366	330,234
Property and equipment, net	212,434	397,382
Deposits and other assets	38,802	49,294
Intangible assets, net	1,246,100	1,938,952
Total assets	$3,395,929	$7,212,089

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$664,875	$354,440
Accrued liabilities	635,282	880,188
Notes payable	1,000,000	-
Current portion of capital lease obligation	52,607	60,327
Total current liabilities	2,352,764	1,294,955
Long term portion of capital lease obligation	-	38,283
Total liabilities	2,352,764	1,333,238

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 691,349 and 641,190 shares issued, 687,097 and 636,938 shares outstanding at June 30, 2011 (unaudited) and September 30, 2010, respectively	691	641
Treasury stock (4,252 shares carried at cost)	(70,923)	(70,923)

Paid in capital	20,795,863	20,441,690
Accumulated deficit	(19,693,332)	(14,503,423)
Total stockholders' equity	1,043,165	5,878,851

Total liabilities and stockholders' equity	$3,395,929	$7,212,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Net revenues	$1,124,976	$992,260	$3,237,763	$3,201,600
Cost of services	1,048,229	174,698	3,455,589	455,644
Gross profit	76,747	817,562	(217,826)	2,745,956

Operating expenses:
General and administrative expenses	1,172,536	2,357,797	4,756,487	9,457,739
Sales and marketing expenses	19,543	1,826	56,318	262,937
Total operating expenses	1,192,079	2,359,623	4,812,805	9,720,676
Operating loss	(1,115,332)	(1,542,061)	(5,030,631)	(6,974,720)
Other income (expense):
Interest income (expense), net	(24,151)	3,273	(22,899)	13,791
Other income (expense)	(11,455)	1,667	(11,455)	28,974
Total other income (expense)	(35,606)	4,940	(34,354)	42,765

Loss before income taxes	(1,150,938)	(1,537,121)	(5,064,985)	(6,931,955)
Income tax provision (benefit)	-	-	-	(230,382)
Loss from continuing operations	(1,150,938)	(1,537,121)	(5,064,985)	(6,701,573)

Discontinued operations
Income (loss) from discontinued component, including disposal costs	7,561	197,187	(123,486)	1,062,466
Income tax provision (benefit)	-	-	-	-
Income (loss) from discontinued operations	7,561	197,187	(123,486)	1,062,466

Net loss	$(1,143,377)	$(1,339,934)	$(5,188,471)	$(5,639,107)

Earnings per share - basic and diluted1:
Loss from continuing operations	$(1.69)	$(2.44)	$(7.68)	$(10.62)
Discontinued operations	0.01	0.31	(0.19)	1.68
Net loss	$(1.68)	$(2.13)	$(7.87)	$(8.93)
Weighted average common shares outstanding:
Basic	682,374	631,213	659,296	631,151
Diluted	682,374	631,213	659,296	631,151

1 Certain amounts may not total due to rounding of individual components.
The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,188,471)	$(5,639,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	474,958	658,957
Non-cash stock compensation expense	36,338	22,739
Amortization of deferred stock compensation	17,885	139,082
Provision for uncollectible accounts	376,395	698,138
Non-cash impairment of goodwill and intangibles	367,588	-
Loss on disposal of property and equipment and intangible assets	39,134	27,647
Changes in assets and liabilities:
Accounts receivable	(253,451)	231,386
Prepaid expenses and other current assets	74,636	(21,922)
Deposits and other assets	10,492	9,835
Accounts payable	310,435	(176,738)
Accrued liabilities	(246,344)	(283,033)
Income taxes receivable and payable	-	1,490,835

Net cash used in operating activities	(3,980,405)	(2,842,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	4,999
Expenditures for intangible assets	-	(231,405)
Redemption of (investment in) certificate of deposits	101,293	(200,000)
Purchases of property and equipment	(3,880)	(54,921)

Net cash provided by (used in) investing activities	97,413	(481,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Series E preferred stock dividends	-	(1,437)
Principal repayments on capital lease obligations	(46,003)	(73,005)
Issuance of common stock for cash	300,000	-
Proceeds from notes payable	1,000,000	-
Purchase of treasury stock	-	(25,882)

Net cash provided by (used in) financing activities	1,253,997	(100,324)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,628,995)	(3,423,832)

CASH AND CASH EQUIVALENTS, beginning of period	3,227,374	7,568,030

CASH AND CASH EQUIVALENTS, end of period	$598,379	$4,144,198

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Accrued and unpaid dividends	$1,438	$1,437

Interest paid	$25,845	$4,877

Income tax paid (received)	$-	$(1,721,217)

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

The accompanying condensed consolidated balance sheet as of September 30, 2010, which has been derived from the audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of June 30, 2011, and for the three and nine months ended June 30, 2011 and June 30, 2010, have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods.  The results of operations for the three and nine months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2011. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2010 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

While the Company believes that its existing cash on hand, together with the additional cash obtained from the loan facility the Company entered into on May 13, 2011, as described in more detail in Note 3 together with other sources of capital, such other sources of cash possibly including: stock issuances; additional loans; advances from our existing LEC clearing houses through their current advance programs; or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours; is sufficient to finance our operations for the next twelve months, there can be no assurance that we will generate sufficient revenue to repay the loan facility referenced above when it comes due or that we will achieve profitability, positive operating cash flows, or sufficient cash flows for operations. To the extent that we cannot repay the loan when it comes due or achieve profitability or sufficient operating cash flows, our business will be materially and adversely affected. Further, our business is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements its strategies and responds to operating results. Although the Company has suspended new sales of the Velocity products, the Company continues to maintain the Legacy business and we are simultaneously exploring other strategic alternatives. We cannot provide any assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all.

Effects of Stock Split: Effective August 10, 2011, the Company implemented a 20-for-19 stock split with respect to issued and outstanding shares of its common stock. The stock split was in the form of a stock dividend, with one (1) share of the Company’s common stock issued in respect of every 19 shares of common stock issued and outstanding as of July 29, 2011, the record date for the stock split. Any fractional shares otherwise issuable as a result of the stock split were rounded up to the nearest whole share. All share and per share amounts have been retroactively restated for the effects of this stock split.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

Note 2:  Balance Sheet Information

Balance sheet information is as follows:

	June 30,	September 30,
	2011	2010
	(unaudited)
Receivables, current, net:
Accounts receivable, current	$2,449,294	$2,750,393
Less: Allowance for doubtful accounts	(1,530,931)	(1,801,954)
	$918,363	$948,439
Receivables, long term, net:
Accounts receivable, long term	$506,986	$680,108
Less: Allowance for doubtful accounts	(269,620)	(349,874)
	$237,366	$330,234
Total receivables, net:
Gross receivables	$2,956,280	$3,430,501
Less: Allowance for doubtful accounts	(1,800,551)	(2,151,828)
	$1,155,729	$1,278,673

Components of allowance for doubtful accounts are as follows:

	June 30,	September 30,
	2011	2010
Allowance for dilution and fees on amounts due from billing aggregators	$1,662,409	$2,104,826
Allowance for customer refunds	138,142	47,002
	$1,800,551	$2,151,828

Our accounts receivable consist primarily of amounts due from customers of our directory services business.

	June 30,	September 30,
	2011	2010
	(unaudited)
Property and equipment, net:
Leasehold improvements	$201,476	$239,271
Furnishings and fixtures	233,577	319,004
Office, computer equipment and other	441,130	704,388
	876,183	1,262,663
Less: Accumulated depreciation	(663,749)	(865,281)
	$212,434	$397,382

The Company discovered in the second fiscal quarter of 2011, during a review of the property and equipment, that assets with a net book value of $25,350 were no longer in service and thus were written off.  During the third fiscal quarter of 2011, the Company incurred a loss of $13,784 in the sale of fixed assets that were no longer used in the business.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	June 30,	September 30,
	2011	2010
	(unaudited)
Intangible assets, net:
Domain name and marketing related intangibles	$1,509,600	$1,509,600
Website and technology related intangibles	363,367	1,914,991
	1,872,967	3,424,591
Less: Accumulated amortization	(626,867)	(1,485,639)
	$1,246,100	$1,938,952

The decrease in net intangible assets reflects continuing amortization and the write-off of $367,588 of net intangible assets during the second fiscal quarter associated with our discontinued operations.  See Note 5.

	June 30,	September 30,
	2011	2010
	(unaudited)
Accrued liabilities:
Deferred revenue	$26,120	$87,574
Accrued payroll and bonuses	62,820	124,544
Accruals under revenue sharing agreements	149,392	133,119
Accrued expenses - other	396,950	534,951
	$635,282	$880,188

Note 3: Notes Payable

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

The Loan Agreement provides for a one-year term, unless terminated earlier pursuant to its terms or extended upon the mutual agreement of all parties.  Subject to applicable law, the Borrowers will pay an annual interest rate equal to 18% on the unpaid principal balance of the Loan.  Interest will be payable monthly in arrears on the first day of each calendar month (unless such day is not a business day, in which case interest will be payable on the next succeeding business day) commencing June 1, 2011.  Commencing on November 1, 2011, and on the first day of each subsequent calendar month, the Borrowers will be required to make $50,000 monthly installment payments of principal on the Loan, with the unpaid principal balance to be due and payable on the termination date of the Loan.

Pursuant to a General Security Agreement (the “Security Agreement”) also entered into on May 13, 2011, and as a condition to closing the Loan and the other transactions contemplated by the Loan Agreement, the Borrowers granted to Lender a security interest in certain of their assets, including (without limitation) their accounts receivable, books, tort claims, deposit accounts, equipment, general intangibles, inventory, investment property, negotiable collateral, property and the proceeds thereof.  Certain Borrowers, including the Company, also entered into agreements with Lender and their banking institutions to grant Lender certain rights and remedies with respect to their deposit accounts.

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

In connection with closing the Loan, the Borrowers paid Lender a $20,000 cash origination fee and also reimbursed Lender for $20,000 in closing costs, including attorneys’ fees and other out-of-pocket expenses related to the negotiation of the Loan Agreement.  Both the cash origination fee and the closing costs were expensed in the third fiscal quarter.

Note 4:  Restructuring Activities

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

During the three and nine months ended June 30, 2011, the Company incurred expenses of $0 and $99,319 respectively, in connection with the reduction in force, of which $37,500 were incurred for one-time employee termination benefits payable in cash.  The remaining expenses relate to salaries and wages payable in cash to the affected employees. All amounts were paid as of December 31, 2010 and no additional expenses pertaining to this reduction in force are expected to be incurred subsequent to June 30, 2011.

Note 5:  Discontinued Operations

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

The Company initiated shutdown activities in March 2011 and closed the Direct Sales business segment in May 2011.  In conjunction with the discontinued operations, the Company recorded the following charges in the nine months ended June 30, 2011:

•	Employee contract termination charges of $7,083 reflecting the reduction in force of 7 employees;
•	Non cash impairment charges of $367,588 consisting of the write-off of net intangible assets;

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

The Direct Sales business segment accounted for $105,293 and $1,341,430 of net revenues for the three and nine months ended June 30, 2011, respectively, and $658,847 and $3,092,607 of net revenues for the three and nine months ended June 30, 2010, respectively, which are now included as part of income (loss) from discontinued component including disposal costs, in the accompanying unaudited condensed consolidated statements of operations.

As part of the Company’s plan to discontinue its Direct Sales segment, the Company entered into an agreement dated April 25, 2011 to migrate those customers to a third party in exchange for ten and five percent of gross revenues derived from such customers during the first and second year, respectively.  The Company has no continuing involvement or influence in the third parties’ operations, nor does the third party have any recourse to the Company in the event of lost customers, nonpayment by the customers, etc.  The Company recorded $4,000 in revenues for this agreement during the three and nine months ended June 30, 2011.

Note 6:  Stock-based Compensation

From time to time, the Company grants restricted stock awards and stock options to officers, directors, employees and consultants.  Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures.  The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

During the three and nine months ended June 30, 2011, the Company recognized compensation expense of $12,839 and $36,338, respectively, and $15,365 and $22,739 for the three and nine months ending June 30, 2010, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures. During the three months ended December 31, 2009, the Company changed the estimated forfeiture rate of awards from 40% to 60% based on actual forfeiture experience and other factors, resulting in a net benefit from the expense reversal of $8,160.  There were no changes in the estimated forfeiture rate in the nine months ending June 30, 2011.

On March 24, 2011, pursuant to the Company’s 2003 Stock Plan, the Company issued its CEO options to purchase an aggregate of 13,487 shares of the Company’s common stock at an exercise price equal to $3.53, which was the adjusted closing price of the Company’s common stock on the date of grant.  The option will vest and be exercisable according to the following schedule: one quarter (25%) on the first anniversary of the date of grant and the remainder shall vest 1/36 at the end of each month thereafter over the next 36 months so long as the CEO continues to provide services to the Company.  Notwithstanding the foregoing, all unvested shares shall become immediately vested and exercisable upon a change of control.

The grant date fair value of the award was $19,834 (net of estimated forfeitures of 50%) using a Black-Scholes option pricing model using the following assumptions:  adjusted closing stock price of $3.53, volatility of 108 percent, expected life of 6.1 years,  and risk free rate of 2.82 percent.

On May 20, 2011, pursuant to the Company’s 2003 Stock Plan, the Company issued its CFO options to purchase an aggregate of 10,526 shares of the Company’s common stock at an exercise price equal to $3.77, which was the adjusted closing price of the Company’s common stock on the date of grant. The options will vest and be exercisable according to the following schedule: 3,728 options vesting immediately and the remainder shall vest 1/31 at the end of each month thereafter over the next 31 months so long as the CEO continues to provide services to the Company. Notwithstanding the foregoing, all unvested shares shall become immediately vested and exercisable upon a change of control.

The grant date fair value of the award was $21,447 (net of estimated forfeitures of 50% on the unvested portion) based on a Black-Scholes option pricing model using the following assumptions:  adjusted closing stock price of $3.77, volatility of 107 percent, expected life of 5.4 years,  and risk free rate of 1.82 percent.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

The following represents a summary of stock option activity for the nine months ended June 30, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding at September 30, 2010	5,263
Granted at market price	24,013
Exercised	-
Forfeited	(5,263)	$13.78
Outstanding at June 30, 2011	24,013	$3.64	9.8	$-
Exercisable	-	$-	-	$-

As of June 30, 2011, the Company has $28,442 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized over a weighted-average period of 3.3 years.

Restricted Stock Awards

From time to time, the Company also has historically granted shares of restricted stock to certain individuals.  The following table sets forth the activity with respect to compensation-related restricted stock grants during the nine months ended June 30, 2011:

Outstanding (unvested) at September 30, 2010	4,903
Granted	-
Forfeited	(8)
Vested	(3,553)
Outstanding (unvested) at June 30, 2011	1,342

As the Company’s outstanding unvested stock was reduced to an immaterial amount, the Company recognized all expense associated with unvested awards based on estimated forfeiture rates ranging from 25 percent to 70 percent based on the outstanding duration of the awards during the three months ended December 31, 2010.  As a result of these actions, the Company recognized an aggregate expense of $0 and $17,885 during the three and nine months ended June 30, 2011, respectively.  To the extent that actual forfeiture rates differ from estimates, future expense recognition or reversals could result.

Note 7:  Equity

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

As of June 30, 2011, the Company received the payments totaling $200,000 and issued an aggregate of 28,957 shares to the Purchaser.

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

•	$50,000 was wired to the Company’s designated account on March 28, 2011 in exchange for the issuance of 8,578 shares (determined by using the $5.83 per share purchase price applicable).

•	$50,000 was wired to the Company’s designated account on April 26, 2011 in exchange for the issuance of 10,124 shares (determined by using the $4.94 per share purchase price applicable).

•
An additional $50,000 was due to be wired to the Company’s designated account on or before May 25, 2011, but such amount was never paid by the applicable March Purchasers.  On or about July 7, 2011, the Company provided written notice to the applicable March Purchasers that it considered them to be in material breach of their agreements with the Company.  Under the applicable March Agreements, the Company is entitled to, among other potential remedies, repurchase any and all shares previously issued to the March Purchasers and their affiliates for an amount equal to the applicable purchase price paid for such shares less US$0.50 per share.  The March Purchasers have not responded to the Company’s notice of breach.  The Company has taken action to preserve its rights under the March Agreements while it considers the potential remedies that could be pursued.

Note 8:  Net Loss Per Share

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

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Loss from continuing operations	$(1,150,938)	$(1,537,121)	$(5,064,985)	$(6,701,573)
Less: preferred stock dividends	(480)	(479)	(1,438)	(1,437)
Loss from continuing operations applicable to common stock	(1,151,418)	(1,537,600)	(5,066,423)	(6,703,010)
Income (loss) from discontinued operations	7,561	197,187	(123,486)	1,062,466
Net loss applicable to common stock	$(1,143,857)	$(1,340,413)	$(5,189,909)	$(5,640,544)

Weighted average common shares outstanding - basic and diluted	682,374	631,213	659,296	631,151

Earnings per share - basic and diluted1:
Loss from continuing operations	$(1.69)	$(2.44)	$(7.68)	$(10.62)
Discontinued operations	0.01	0.31	(0.19)	1.68
Net loss	$(1.68)	$(2.13)	$(7.87)	$(8.94)

1 Certain amounts may not total due to rounding of individual components.

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were antidilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Options to purchase shares of common stock	24,013	5,263	26,645	31,675
Series E convertible preferred stock	127,840	127,840	127,840	127,840
Shares of non-vested restricted stock	1,342	5,203	1,342	7,422
	153,195	138,306	155,827	166,937

Note 9:  Income Taxes

At June 30, 2011, the Company maintains a valuation allowance against its deferred tax assets.  The Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the nine months ended June 30, 2011, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

Note 10:  Commitments and Contingencies

Operating Leases and Service Contracts

As of June 30, 2011, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

	Payments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease commitments	$522,104	$83,333	$348,871	$89,900	$-	$-	$-
Non-canceleable service contracts	291,583	153,583	138,000	-	-	-	-
	$813,687	$236,916	$486,871	$89,900	$-	$-	$-

This table excludes minimum payment obligations under capital leases, which are set forth below.

Capital leases

As of June 30, 2011, future obligations under non-cancelable capital leases are as follows for the fiscal years ended September 30:

2011	$16,035
2012	37,417
2013	-
2014	-
2015	-
Thereafter	-
Total minimum lease payments	53,452
Less imputed interest	(845)
Present value of minimum lease payments	52,607
Less: current maturities of capital lease obligations	52,607
Noncurrent maturities of capital lease obligations	$-

Litigation

Except as described below, as of June 30, 2011, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business.  While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income (loss) in the period in which a ruling occurs.  The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operations could change in the future.

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

On June 13, 2011, Mr. Cunningham entered into a Settlement Agreement and Mutual Release with the Company and the members of the Company’s board of directors who had been named as defendants in the lawsuit.  The parties to the Settlement Agreement and Mutual Release agreed to, among other things, bear their own attorneys’ fees and costs and  release, discharge and covenant not to sue one another, and/or any of their current, past or future subsidiaries, parents, affiliates, owners, officers, directors, employees, agents or representatives on any and all claims, actions . . . contracts, [and] agreements . . . whether known or unknown . . . as of [June 13, 2011], arising out of or relating to the Litigation and/or Cunningham's position as a member of the LiveDeal Board of Directors."  As a result of the Settlement Agreement and Mutual Release, this matter has been resolved and the Company has filed a notice to dismiss its limited petition for review.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Plaintiff Global Education Services, Inc. (“GES“) filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court. GES has alleged in its complaint that the Company’s use of activator checks violated the Washington Consumer Protection Act. GES sought injunctive relief against the Company’s use of the checks, as well as judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class. LiveDeal has denied the allegations. Early in 2010, the Court denied both parties’ dispositive motions after oral argument. Active litigation is temporarily suspended, but Plaintiff sought to restart the litigation through arbitration.

On August 1, 2011, the parties participated in an arbitration hearing regarding the status of a settlement agreement previously considered in their attempts to resolve the matter. GES argued that the settlement agreement should be reformed to provide for a higher settlement amount (or, in the alternative, rescinded), and the Company argued that the agreement should be enforced as written (or, in the alternative, rescinded). The arbitrator rescinded the settlement agreement and awarded fees and costs to the plaintiffs.   It is estimated that the request for fees and costs will be about $40,000.

Nasdaq Compliance Issues

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

On April 14, 2011, Nasdaq notified the Company that its compliance plan had been accepted, and that the Company had been granted an extension to regain compliance with Listing Rule 5550(a)(4).  Pursuant to the terms of the extension, on or before August 1, 2011, the Company was required to file with the SEC and Nasdaq a public document containing its current total shares outstanding and a beneficial ownership table prepared in accordance with SEC rules.

On May 18, 2011, the Company received a letter from Nasdaq’s Listing Qualifications Department informing the Company of its failure to comply with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on the Nasdaq Capital Market.  As of March 31, 2011, the Company had stockholders’ equity of $2,124,183, as reported in the Quarterly Report on Form 10-Q filed by the Company on May 16, 2011.

In accordance with Listing Rule 5810(c)(2)(C), the Company was given a 45-day period (until July 5, 2011) to provide the Nasdaq staff with a specific plan to achieve and sustain compliance with all of the Nasdaq Capital Market listing requirements, including a time frame for the completion of the plan. On July 5, 2011, the Company submitted its compliance plan and supporting documentation.

LIVEDEAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont)

On July 19, 2011, the Company’s board of directors authorized and approved a 20:19 forward stock split with respect to the Company’s issued and outstanding common stock to enable the Company to regain compliance with Listing Rule 5550(a)(4).  The forward stock split was implemented in the form of a stock dividend, with one (1) share of the Company’s common stock issued in respect of every 19 shares of common stock issued and outstanding as of July 29, 2011, the record date for the forward stock split.  Any fractional shares otherwise issuable as a result of the forward stock split were rounded up to the nearest whole share.  The forward stock split was completed on August 10, 2011.

On August 2, 2011, the Company received a letter from Nasdaq’s Listing Qualifications Department informing the Company of its failure to comply with the terms of an extension previously granted by the Nasdaq staff for the Company to regain compliance with Nasdaq Listing Rule 5550(a)(4), which requires that the Company have at least 500,000 publicly held shares for continued listing on the Nasdaq Capital Market.

As noted above, the Company was first notified of its failure to comply with Nasdaq Listing Rule 5550(a)(4) on February 2, 2011 and was subsequently granted an extension (until August 1, 2011) to regain compliance. Due to procedural requirements, the Company was unable to complete the forward stock split by Nasdaq’s August 1, 2011 deadline, which resulted in the August 2, 2011 letter described above.

According to the letter, as a result of the Company’s failure to meet the terms of its extension, the Company’s common stock was to be delisted from the Nasdaq Capital Market on August 11, 2011 unless the Company appealed the staff’s delisting determination to a Nasdaq hearings panel by August 9, 2011. In the letter, the Nasdaq staff also noted the Company’s failure to comply with Nasdaq Listing Rule 5550(b), which requires that the Company maintain stockholders’ equity of at least $2,500,000, as an additional basis for delisting the Company’s common stock.

The Company appealed the Nasdaq staff’s delisting determination on August 9, 2011 and requested an oral hearing, at which the Company will present its comprehensive plan to regain and sustain compliance with Nasdaq Listing Rules 5550(a)(4) and 5550(b). While the appeal is pending, the Company’s common stock will continue to be traded on the Nasdaq Capital Market.

Note 11:  Concentration of Credit Risk

The Company maintains cash balances at major nationwide institutions in California and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000, and bank balances periodically exceed the FDIC limit.  At times, the Company’s balances may exceed federally insured limits.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with Local Exchange Carrier (“LEC”) service providers.  Three such entities accounted for 28%, 25% and 24% of gross receivables at June 30, 2011 and 27%, 27%, and 16% of gross receivables at September 30, 2010, respectively.

Note 12:  Segment Reporting

The Company has historically had two reportable operating segments:  Directory Services and Direct Sales - Customer Acquisition Services.  During the nine months ended June 30, 2011, the Company discontinued its direct sales operations as described in Note 5.  Accordingly, the Company’s continuing operations consists of only one business segment.

All of the Company’s revenues are derived from sales to external customers, from operations in the United States, and no single customer accounts for more than 10% of the Company’s revenues.

Note 13:  Recent Accounting Pronouncements

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

Note 14:  Subsequent Events

Term Sheet for $1,500,000 Equity Investment

On July 5, 2011, the Company received an executed term sheet from a prospective investor based in Japan (“Investor”), setting forth certain terms and conditions of a proposed $1,500,000 investment in the Company. The term sheet, which is legally non-binding, provides that Investor and certain co-investors would purchase an aggregate of 600,000 newly issued shares of the Company’s common stock at a purchase price of $2.50 per share. Investor and its co-investors would also be entitled to appoint up to five members of the Company’s board of directors, who could be current directors or new appointees, subject to applicable rules and regulations of the Securities and Exchange Commission and The Nasdaq Stock Market.

The proposed investment transaction is subject to certain conditions, including the completion of Investor's due diligence review of the Company, the parties’ execution and delivery of a definitive stock purchase agreement, and the approval of the Company’s stockholders. Unless and until a definitive stock purchase agreement is executed and stockholder approval is obtained, Investor will not be obligated to consummate the proposed investment.

20:19 Forward Stock Split

On July 19, 2011, the board of directors of LiveDeal, Inc. (the “Company”) authorized and approved a 20:19 forward stock split with respect to the Company’s issued and outstanding common stock. The forward stock split will be implemented in the form of a stock dividend, with one (1) share of the Company’s common stock to be issued in respect of every 19 shares of common stock issued and outstanding as of July 29, 2011, the record date for the forward stock split. Any fractional shares otherwise issuable as a result of the forward stock split will be rounded up to the nearest whole share. The Company completed the forward stock split which took effect on the NASDAQ Capital Market on August 10, 2011.

Updates on Pending Litigation and Nasdaq Compliance Issues

Reference is made to the disclosures set forth under “Litigation” and “Nasdaq Compliance Issues” in Note 10 (Commitments and Contingencies) above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2011, this “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained herein include, but are not limited to, our  belief that existing cash on hand and additional cash generated from operations together with the additional cash obtained from the loan facility the Company entered into on May 13, 2011, as described in more detail in Note 3 together with additional cash obtained from other sources of capital will provide us with sufficient liquidity to meet our needs for the next 12 months, such other sources of capital possibly including stock issuances and additional loans, that we would be able to obtain advances from our existing LEC clearing houses through their current advance programs, that we could obtain other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours; that our directory services will account for a larger percentage of total net revenues in the future; expectations about stock option and restricted stock vesting; trends relating to our accounts receivable; the timing, amount and expectations about the cost and impact of legal proceedings that we are involved in; our expectation that we will experience increasing revenues in our Directory Services segment; trends in Internet advertising and customer acquisition strategies; our expectation that we will continue to experience operating losses and operating cash outflows; our plans and expectations with respect to new product and service offerings in our Directory Services segment; and strategic alternatives we may pursue and their potential impact on the Company.  Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements.  Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position, our ability to repay the loan facility referenced above when it comes due, our ability to achieve profitability and our ability to generate sufficient operating cash flows.  Forward-looking statements speak only as of the date the statement was made.  We do not undertake and specifically decline any obligation to update any forward-looking statements.

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

Recent Developments

Financial Performance

We have embarked on a significant change in business strategy to re-emphasize our legacy business (directory services offering) and update it to meet current market requirements and move ahead of our competitors in this market segment.  As a result, we have continued to experience a decline in revenues and gross profit over the last several quarters, but have also reduced our ongoing costs and expenses and reduced ongoing losses. While we have yet to achieve sufficient sales in our new InstantProfile business to allow us to achieve operating profitability, we began to achieve growth in revenues in this business segment during fiscal 2010 and the first nine months of fiscal 2011.

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

We initiated shutdown activities in March 2011 and completed such activities in May 2011.  In conjunction with the discontinued operations, we recorded the following charges in the nine months ended June 30, 2011:

•	Employee contract termination charges of $7,083 reflecting the reduction in force of 7 employees;
•	Non cash impairment charges $367,588 consisting of the write-off of net intangible assets;

The Direct Sales business segment accounted for $105,293 and $1,341,430 of net revenues for the three and nine months ended June 30, 2011, respectively, and $658,847 and $3,092,607 of net revenues for the three and nine months ended June 30, 2010, respectively, which are now included as part of income (loss) from discontinued component including disposal costs, in the accompanying unaudited condensed consolidated statements of operations.

As part of our plan to discontinue the Direct Sales segment, we entered into an agreement dated April 25, 2011 to migrate those customers to a third party in exchange for ten and five percent of gross revenues derived from such customers during the first and second year, respectively, following the date of the agreement.  We have no continuing involvement or influence in the third parties’ operations, nor does the third party have any recourse to us in the event of lost customers, nonpayment by the customers, etc.  The Company recorded $4,000 in revenues for this agreement during the three and nine months ended June 30, 2011.

Management Changes

On March 24, 2011, we appointed Kevin Hall as our Chief Executive Officer and entered into a two-year employment agreement. Under the terms of this agreement, Mr. Hall is to receive an annual salary of $225,000 and target performances bonuses of 50% of his annual salary. The agreement also provides for the immediate issuance of an option to purchase 13,487 shares with an exercise price equal to the stock price on the date of grant, and contains severance provisions which provide payment equal to between three and nine months salary depending on the timing of the termination and the relevant facts and circumstances. Mr. Hall has been the President and Chief Operating Officer since May 2010.

On May 20, 2011, we entered into a one year employment agreement with Lawrence Tomsic as Chief Financial Officer. Under the terms of this agreement, Mr. Tomsic is to receive an annual salary of $220,000 and target performance bonuses of $80,000. The agreement also provides for the immediate issuance of an option to purchase 10,526 shares with an exercise price equal to the stock price on the date of grant, and contains severance provisions which provide payment equal to between one and two months salary depending on the timing of the termination and the relevant facts and circumstances.

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

During the three and nine months ended June 30, 2011, the Company incurred expenses of $0 and $99,319 respectively, in connection with the reduction in force, of which $37,500 were incurred for one-time employee termination benefits payable in cash.  The remaining expenses relate to salaries and wages payable in cash to the affected employees. All amounts were paid as of December 31, 2010 and no additional expenses pertaining to this reduction in force are expected to be incurred subsequent to June 30, 2011.

Results of Operations

The following sets forth a discussion of our financial results for the three and nine months ended June 30, 2011 as compared to the three and nine months ended June 30, 2010. In evaluating our business, management reviews several key performance indicators including new customer signups, total customers in each line of business, revenues per customer, customer retention rates, etc.  However, given the changing nature of our business strategy, we do not believe that presentation of such metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below.

Net Revenues

	Net Revenues
	2011	2010	Change	Percent

Three Months Ended June 30,	$1,124,976	$992,260	$132,716	13%
Nine Months Ended June 30,	$3,237,763	$3,201,600	$36,163	1%

Net revenues increased in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 attributable to the $375,000 increase in Velocity sales plus $7,000 of Web sales which was in excess of the $249,000 decline in Legacy sales.

Net revenues increased in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 as the $807,000 increase in Velocity sales plus $7,000 of Web sales was in excess of the $778,000 decline in Legacy sales.

Cost of Services

	Cost of Services
	2011	2010	Change	Percent

Three Months Ended June 30,	$1,048,229	$174,698	$873,531	500%
Nine Months Ended June 30,	$3,455,589	$455,644	$2,999,945	658%

Cost of services increased in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 attributable to increased costs for Velocity, commissions for new customers of $437,000, fulfillment costs of $410,000, leads of $48,000 and miscellaneous costs of $81,000 less the decrease in internet site costs of $102,000.

Cost of services increased in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 attributable to increased costs for Velocity, commissions for new customers of $1,488,000, fulfillment costs of $1,146,000, leads of $179,000 and miscellaneous costs of $187,000.

Gross Profit

	Gross Profit
	2011	2010	Change	Percent

Three Months Ended June 30,	$76,747	$817,562	$(740,815)	(91)%
Nine Months Ended June 30,	$(217,826)	$2,745,956	$(2,963,782)	(108)%

Gross profit decreased in the third quarter and first nine months of fiscal 2011 as compared to the third quarter and first nine months of fiscal 2010 primarily due to the increased cost of services as described above.

General and Administrative Expenses

	General and Administrative Expenses
	2011	2010	Change	Percent

Three Months Ended June 30,	$1,172,536	$2,357,797	$(1,185,261)	(50)%
Nine Months Ended June 30,	$4,756,487	$9,457,739	$(4,701,252)	(50)%

General and administrative expenses decreased in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 primarily due to the following:

•
Decreased compensation costs of approximately $544,000 reflecting the impacts of our restructuring actions and reduction in force during 2009, 2010 and 2011 from 111 employees at September 30, 2009 to 13 employees as of June 30, 2011;

•
Other expense decreases of $206,000, including, but not limited  to, rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives;

•
Decreased professional fees of approximately $299,000 related to reduced IT consulting of $131,000, legal fees of $13,000, investment banker fees of $10,000, accounting fees of $7,000, marketing consultants of $25,000, outside sales service costs of $51,000 and other miscellaneous consultants costs of $62,000;

•	Decreased depreciation and amortization expense of $136,000;

General and administrative expenses decreased in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 for similar reasons, as outlined below:

•
Decreased compensation costs of approximately $2,665,000 reflecting the impacts of our restructuring actions and reduction in force during 2009, 2010 and 2011 from 111 employees at September 30, 2009 to 13 employees as of June 30, 2011;

•
Other expense decreases of $734,000, including, but not limited  to, rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives;

•	A reduction of $300,000 in damages paid in a legal settlement incurred in the first quarter of fiscal 2010;

•
Decreased professional fees of approximately $818,000 related to legal costs of $305,000 due to the resolution and wind-down of certain litigation activities, IT consultants of $217,000, investment banker fees of $156,000, accounting fees of $84,000, marketing consultants of $62,000 and other miscellaneous consultants costs of $52,000 partially offset by outside sales service costs of $58,000;

•	Decreased depreciation and amortization expense of $184,000;

The following table sets forth our recent operating performance for general and administrative expenses:

	Q3 2011	Q2 2011	Q1 2011	Q4 2010	Q3 2010
Compensation for employees, officers and directors	$422,901	$536,269	$936,426	$1,048,094	$967,323
Professional fees	378,960	539,950	453,062	551,394	677,507
Depreciation and amortization	79,227	190,254	205,477	214,617	215,102
Other general and administrative costs	291,448	344,909	377,604	462,278	497,863

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2011	2010	Change	Percent

Three Months Ended June 30,	$19,543	$1,826	$17,717	970%
Nine Months Ended June 30,	$56,318	$262,937	$(206,619)	(79)%

Sales and marketing expenses increased in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 primarily due to marketing of new web services of approximately $18,000.

Sales and marketing expenses decreased in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 primarily due to less spending on Robo Dialer and clicks for new customers of $225,000 partially offset by marketing of new web services of approximately $18,000.

Operating Loss

	Operating Income (Loss)
	2011	2010	Change	Percent

Three Months Ended June 30,	$(1,115,332)	$(1,542,061)	$426,729	(28)%
Nine Months Ended June 30,	$(5,030,631)	$(6,974,720)	$1,944,089	(28)%

The changes in operating loss for the third quarter and first nine months of fiscal 2011 as compared to the third quarter and first nine months of 2010 reflect a variety of changes in net revenues, cost of sales, general and administrative expenses and sales and marketing expenses, each of which are described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2011	2010	Change	Percent

Three Months Ended June 30,	$(35,606)	$4,940	$(40,546)	(821)%
Nine Months Ended June 30,	$(34,354)	$42,765	$(77,119)	(180)%

For the third quarter of fiscal 2011, the Company paid $23,000 in interest expense to the Everest Group and had a loss of $11,000 on the sale of fixed assets. For the third quarter of fiscal 2010, the Company recorded a tax refund of $6,000 and interest income of $4,000 and had a loss of $5,000 on the sale of fixed assets.  For the nine months of fiscal 2011, the Company paid $23,000 in interest expense to the Everest Group and had a loss of $11,000 on the sale of fixed assets. For the nine months ended 2010, the Company recorded $50,000 of income related to the adjustment of certain accruals plus $19,000 in interest income on cash balances less a loss of $26,000 on the sales and disposals of fixed assets.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2011	2010	Change	Percent

Three Months Ended June 30,	$-	$-	$-	n/a
Nine Months Ended June 30,	$-	$(230,382)	$230,382	(100)%

In the second quarter of fiscal 2009, the Company established a valuation allowance against all deferred tax assets given the uncertainty with respect to future operations and we continue to maintain a full valuation allowance against such assets.  Accordingly, there is no tax expense or benefit for the three and nine months ended June 30, 2011.  The income tax provision during the second quarter and first nine months of fiscal 2010 reflects true-ups to our income tax receivable based on information received during the preparation of our 2009 tax returns.

Income (Loss) from Discontinued Operations

	Income (Loss) from Discontinued Operations
	2011	2010	Change	Percent

Three Months Ended June 30,	$7,561	$197,187	$(189,626)	(96)%
Nine Months Ended June 30,	$(123,486)	$1,062,466	$(1,185,952)	(112)%

In March 2011, the Company decided to discontinue the Direct Sales business and closed that business segment in May 2011 and reflected the change for previously reported periods.  See discussions in “Recent Developments” above.  The decline in profitability between the three and nine months ended June 30, 2011 as compared to the three and nine months ended June 30, 2010 reflects a decline in revenues as we made a strategic shift away from this line of business as well as approximately $375,000 of impairment and employee termination charges associated with our discontinued line of business recorded in the second fiscal quarter of 2011.

Net Loss

	Net Income (Loss)
	2011	2010	Change	Percent

Three Months Ended June 30,	$(1,143,377)	$(1,339,934)	$196,557	(15)%
Nine Months Ended June 30,	$(5,188,471)	$(5,639,107)	$450,636	(8)%

Changes in net income (loss) are primarily attributable to changes in operating income, other income (expense), income tax expense and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $3,980,000 for the first nine months of fiscal 2011 as compared to approximately $2,842,000 for the first nine months of fiscal 2010. While our net loss decreased by $451,000 in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010, the cash impacts of this decreased net loss were partially offset by a reduction of non-cash expenses of $234,000 including depreciation expense, stock compensation and bad debt expense. Changes in working capital and other current assets caused a decrease in operating cash flows of $1,355,000 during the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010, primarily attributable to the collection of income taxes receivable in 2010 resulting from net operating loss carrybacks. Our primary source of cash inflows has historically been net remittances from Directory Services customers processed in the form of ACH billings and LEC billings. As of June 30, 2011, three such entities accounted for 28%, 25% and 24% of gross accounts receivable.

We discontinued the Direct Sales Services business in May 2011 as discussed in Note 5.  We previously received upfront payments averaging approximately one-sixth of the gross contract amount.  Subsequent payments were received on an installment basis after the application of the initial payment amounts and were billed ratably over the remaining life of the contract.

Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used for investing activities totaled approximately $97,000 for the first nine months of fiscal 2011 consisting of $101,000 from a certificate of deposit redeemed partially offset by $4,000 for expenditures for software development, .  Net cash used for investing activities totaled approximately $481,000 for the first nine months of fiscal 2010 consisting of $231,000 for expenditures for software development, $200,000 to purchase a certificate of deposit and $55,000 of purchases of property and equipment partially offset by $5,000 from the sale of equipment.

During the first nine months of fiscal 2011, our cash flows from financing activities consisted of $1,254,000 received from debt obtained of $1,000,000, the issuance of stock to investors of $300,000, partially offset by $46,000 of payments on capital lease obligations. During the first nine months of fiscal 2010, we experienced financing cash outflows consisting of $73,000 for capital lease obligations and $26,000 for purchases of treasury stock.

We had working capital of $(691,000) as of June 30, 2011 compared to $3,201,000 as of September 30, 2010 with current assets decreasing by $2,835,000 and current liabilities increasing by $1,058,000 from September 30, 2010 to June 30, 2011. Declines in working capital are primarily attributable to our operating net loss.

While we believe that its existing cash on hand, together with other sources of capital, such other sources of cash possibly including: stock issuances; additional loans; advances from our existing LEC clearing houses through their current advance programs; or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours; is sufficient to finance our operations for the next twelve months, there can be no assurance that we will generate sufficient revenue to repay the loan facility referenced above when it comes due or that we will achieve profitability, positive operating cash flows, or sufficient cash flows for operations. To the extent that we cannot repay the loan when it comes due or achieve profitability or sufficient operating cash flows, our business will be materially and adversely affected. Further, our business is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements its strategies and responds to operating results. Although we have suspended new sales of the Velocity products, we continue to maintain the Legacy business and we are simultaneously exploring other strategic alternatives. We cannot provide any assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2011 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease commitments	$522,104	$83,333	$348,871	$89,900	$-	$-	$-
Capital lease commitments	53,452	16,035	37,417	-	-	-	-
Noncanceleable service contracts	291,583	153,583	138,000	-	-	-	-
	$867,139	$252,951	$524,288	$89,900	$-	$-	$-

At June 30, 2011, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The Company has recently undergone changes in its business including a reduction in force which did not negatively impact its internal control structure.

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as described below, as of June 30, 2011, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business.  While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which a ruling occurs.  The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operations could change in the future.

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

On June 13, 2011, Mr. Cunningham entered into a Settlement Agreement and Mutual Release with the Company and the members of the Company’s board of directors who had been named as defendants in the lawsuit.  The parties to the Settlement Agreement and Mutual Release agreed to, among other things, bear their own attorneys’ fees and costs and  “release, discharge and covenant not to sue one another, and/or any of their current, past or future subsidiaries, parents, affiliates, owners, officers, directors, employees, agents or representatives on any and all claims, actions . . . contracts, [and] agreements . . . whether known or unknown . . . as of [June 13, 2011], arising out of or relating to the Litigation and/or Cunningham's position as a member of the LiveDeal Board of Directors.”  As a result of the Settlement Agreement and Mutual Release, this matter has been resolved and the Company has filed a notice to dismiss its limited petition for review.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Plaintiff Global Education Services, Inc. (“GES”) filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court. GES has alleged in its complaint that the Company’s use of activator checks violated the Washington Consumer Protection Act. GES sought injunctive relief against the Company’s use of the checks, as well as judgment in an amount equal to three times the alleged damages sustained by GES and the members of the class. LiveDeal has denied the allegations. Early in 2010, the Court denied both parties’ dispositive motions after oral argument. Active litigation is temporarily suspended, but Plaintiff sought to restart the litigation through arbitration.

On August 1, 2011, the parties participated in an arbitration hearing regarding the status of a settlement agreement previously considered in their attempts to resolve the matter. GES argued that the settlement agreement should be reformed to provide for a higher settlement amount (or, in the alternative, rescinded), and the Company argued that the agreement should be enforced as written (or, in the alternative, rescinded). The arbitrator rescinded the settlement agreement and awarded fees and costs to the plaintiffs.   It is estimated that the request for fees and costs will be about $40,000.

ITEM 1A.  RISK FACTORS

Other than as set forth below, there have been no material changes to the factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

We will incur operating losses and significant volatility in operations while we develop our new business segment.

During the fiscal year ended September 30, 2010, we incurred substantial operating losses as we transitioned our business toward our new strategic focus. We will continue to incur operating losses as we develop our new business segment, which will be financed through existing cash on hand. While we believe our existing cash on hand, together with the additional cash generated from operations and obtained from the loan facility we entered into on May 13, 2011, as described in more detail in Note 3 together with other sources of capital, such other sources of capital possibly including stock issuances; additional loans; advances from our existing LEC clearing houses through their current advance programs or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours; is sufficient to finance our operations for the next twelve months, there can be no assurance that we will generate sufficient revenue to repay the loan facility referenced above when it comes due or that we will achieve profitability or positive operating cash flows. To the extent that we cannot repay the loan when it comes due or achieve profitability or positive operating cash flows, our business will be materially and adversely affected. Further, this new business segment is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements its strategies and responds to operating results from this new business segment.

We may not be able to secure additional capital to expand our operations.

Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel.  We currently anticipate that our cash on hand as of September 30, 2010, together with cash flows from operations, the additional cash obtained from the loan facility we entered into on May 13, 2011, as described in more detail in Note 3 together with other sources of capital, such other sources of capital possibly including stock issuances and loans; advances from our existing LEC clearing houses through their current advance programs or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures over the next 12 months.  In the future, however, we may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities.  Our future liquidity and capital requirements will depend on numerous factors, including the following:

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

Our failure to regain and sustain compliance with applicable Nasdaq Listing Rules could result in Nasdaq delisting our common stock.

Nasdaq Listing Rules require us to, among other things:

•	maintain a closing bid price of $1.00 per share for our common stock;

•	have at least 500,000 “publicly held” shares of our common stock (i.e., shares that are not held by the Company’s directors, officers or 10% or greater stockholders);

•	maintain stockholders’ equity (as reported on our consolidated balance sheet) of at least $2,500,000; and

•	maintain a market value of our “publicly held” shares of at least $1,000,000.

As of the date of this filing, the Company is not in compliance with the minimum stockholders’ equity requirement described above, and we recently regained compliance with the 500,000 “publicly held” shares requirement by completing a 20:19 forward stock split.  On August 2, 2011, the Company received notice from Nasdaq’s Listing Qualifications Department notifying us that a determination had been made to delist the Company’s common stock from the Nasdaq Capital Market on August 11, 2011, unless the Company filed an appeal of such determination by August 9, 2011.  Subsequently, the Company timely filed its appeal, and we anticipate that an oral hearing will be held before a Nasdaq panel in September 2011.

At that hearing, the Company will present its plan to regain and sustain compliance with all applicable requirements for the continued listing of our common stock on the Nasdaq Capital Market, including the $2,500,000 minimum stockholders’ equity requirement.  The Company anticipates that the Nasdaq hearings panel will issue a decision in October 2011.  Such panel has the discretion to provide the Company with an extension (up to January 29, 2012) to regain compliance with the minimum stockholders’ equity requirement.  Our common stock will continue to be traded on the Nasdaq Capital Market without interruption until the Nasdaq hearings panel issues its decision (and during any extension granted by such panel, if applicable).  If the Nasdaq hearings panel does not grant the Company an extension to regain compliance, trading of our common stock would be suspended two trading days following the panel’s issuance of its decision, at which point the Company’s common stock could be traded on the Over-The-Counter Bulletin Board or the “pink sheets.”

There can be no assurance that (i) the Nasdaq hearings panel will grant the Company an extension to regain compliance with Nasdaq’s minimum stockholders’ equity requirement, (ii) we will sustain compliance with applicable Nasdaq Listing Rules in the future, or (iii) our common stock will continue to be traded on the Nasdaq Capital Market (or any other securities exchange or market).  Please refer to the disclosures set forth under “Nasdaq Compliance Issues” in Note 10 (Commitments and Contingencies) for more information regarding these issues.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued a total of 10,124 shares of its common stock in private transactions during the quarter that ended on June 30, 2011.  Additional information about those transactions, including the consideration received by the Company and the exemptions from registration relied on by the Company, is set forth in Note 7 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

The following exhibits are attached hereto:

Exhibit Number	Description

10.1
Loan Agreement, dated May 13, 2011, between LiveDeal, Inc., Local Marketing Experts, Inc., Velocity Marketing Concepts, Inc., 247 Marketing, LLC, Telco Billing, Inc., Telco of Canada, Inc., LiveDeal, Inc. (California), and Everest Group LLC

10.2
General Security Agreement, dated May 13, 2011, between LiveDeal, Inc., Local Marketing Experts, Inc., Velocity Marketing Concepts, Inc., 247 Marketing, LLC, Telco Billing, Inc., Telco of Canada, Inc., LiveDeal, Inc. (California), and Everest Group LLC

10.3	Employment agreement, dated May 20, 2011, betweenLiveDeal, Inc. and Lawrence W. Tomsic

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: August 15, 2011	/s/ Lawrence W. Tomsic
Lawrence W. Tomsic
Chief Financial Officer