Form 10-K
period 2011-09-30
LIVEDEAL INC
filed 2011-12-29
CIK 1045742

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing price of such stock on March 31, 2011 was $2,378,488.

The number of shares outstanding of the registrant’s common stock, as of December 16, 2011, was 2,338,377 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIVEDEAL, INC.

FORM 10-K
For the year ended September 30, 2011

PART I

Forward-Looking Statements

Part I of this Annual Report on Form 10-K includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in Part I of this Annual Report include, but are not limited to, our (i) belief that local exchange carrier, or LEC, billing will continue to be a significant billing channel in the future; (ii) expectation of increasing revenues through our national accounts programs, fulfillment contracts, web hosting and other arrangements; (iii) belief in the continued growth of Internet usage and demand for online marketing;  (iv) belief in the growth of the local search and information market; (v) belief that existing cash on hand and additional cash generated from operations together with additional cash obtained from other sources will provide us with sufficient liquidity to meet our needs for the next 12 months, such other sources of cash possibly including stock issuances and loans; (vi) belief that we would be able to obtain advances from our existing LEC clearing houses through their current advance programs; (vii) belief that we could obtain other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours; and (viii) belief that existing facilities are adequate for our current and anticipated future needs and that our facilities and their contents are adequately covered by insurance and (ix) belief that our gross profit margin and selling, general and administrative costs will support the company’s business plans and opportunities.

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

ITEM 1. Business

Our Company

LiveDeal, Inc., a Nevada corporation (the “Company”, “LiveDeal”, “we”, “us” or “our”) provides online marketing internet directory services for small businesses. LiveDeal, through our wholly-owned subsidiary Velocity Marketing Concepts, Inc., offers an affordable way for businesses to extend their marketing reach to local, relevant customers and manage their online presence.

Summary Business Description

LiveDeal first started in the online marketing industry as YP.com. At the time, YP.com was the first company to bring the print yellow pages to the Internet in 1994. From there we moved into the online classifieds business when we merged with LiveDeal in 2007.  Subsequently the company sold YP.com in March 2009 and discontinued the classifieds business in June 2009.

LiveDeal develops and markets tools that help local businesses manage their online presence.  These tools include a variety of cloud-based solutions that help businesses extend their marketing reach to local, relevant customers and manage their online presence.

Originally founded as YP.com in 1994, LiveDeal has traditionally provided affordable, entry level, online products to local businesses.  Today, we have adapted and adjusted our company goals to reflect the latest online trends in internet marketing with the aim of reaching as many small and medium-sized businesses as possible.  In March 2010, we adopted the strategy of developing successor products to our directory business and rebuilding our customer base through mass market sales using LEC billing channels and moving away from the higher-end direct sales products offered through Local Marketing Experts, Inc. (which focused on search engine marketing and website creation services together with additional add-on advertising products.)  Since July 2010, the line of business historically known as our yellow page directory service was rebranded and upgraded to the InstantProfile ® product and marketed under our subsidiary Velocity Marketing Concepts, Inc.  This new product, which is part of the InstantAgency suite of products,  provides online subscription tools and services to broadcast information about a business to the top (based on popularity) Internet directories, search engines results, social media networks, and Points-of-Interest (POI) databases embedded on the leading navigational devices. This ensures that our customers are distributed to sites such as Google, Yahoo, Bing, Facebook, Twitter and others through our distribution network. Additionally, customers receive a communication suite that allows both conference call hosting and electronic fax services.  We are focusing our efforts on increasing our sales under Velocity Marketing Concepts, Inc. and expanding the range of products offered to the market through this sales outlet by selling the Instant Profile and Instant Award products.  This strategy has culminated in the cessation of all new sales under the Local Marketing Experts, Inc. subsidiary (Direct Sales) on December 1, 2010.  In May 2011, the Company assigned its remaining Direct Sales customers to ReachLocal.  Also Velocity Marketing Concepts, Inc. sales were paused on July 15, 2011 while the Company evaluates its sales program, products, distribution methods and vendor programs.

Our current strategy is to market to small office/home office businesses as well as local businesses across the country.  Our products are affordable and useful to a large portion of the small business market.  Our customers include retail businesses such as restaurants, home repair and services companies, as well as professional firms providing legal, accounting and medical services.  All share the common challenges of managing their online presence and acquiring customers online.

We rely on telemarketing and online lead generation to drive customer acquisition.  We partner with companies that are highly automated and specialize in creating, deploying and managing telemarketing campaigns quickly and efficiently.  Our partners have a strong ability to quickly build and scale programs tailored for small businesses.

In recent months, LiveDeal has reworked its product offerings and company structure around this mass-market business model.   In the past fiscal year, we have greatly reduced expenses and streamlined the company.  LiveDeal managed the expense of acquiring a new customer base while reducing operating losses to their lowest levels in several years.  Presently our focus is acquiring additional investment and working capital that will allow us to continue to grow our revenues.  The company stopped new sales under Velocity Marketing Concepts July 15, 2011 to improve the current Instant Profile Products and develop new products as we look for additional investments.

Industry Overview

According to BIA/Kelsey, U.S. Local online/digital advertising revenues will rise to $23.3 billion in 2011. “Local search,” that is, searches for products, services and businesses within a geographic region is an increasingly significant segment of the online advertising industry. Local search allows consumers to search for local businesses’ products or services by including geographic area, zip code, city and other geographically targeted search parameters in their search requests. According to a May 2011 study The Kelsey Group estimates that the local search market in the United States will grow from $5.1 billion in 2010 to $8.2 billion in 2015. Consumers who conduct local searches on the Internet (“local searchers”) tend to convert into buying customers at a higher rate than other types of Internet user. As a result, advertisers often pay a significant premium to place their ads in front of local searchers on websites like Local.com or our Network partner websites. Additionally, local small and medium-sized businesses that would not normally compete at the national level for advertising opportunities are increasingly engaging in and competing for local advertising opportunities, including local search, to promote their products and services.

Local search is still relatively new, and as a result it is difficult to determine our current market share or predict our future market share. However, we have a number of competitors that have announced an intention to increase their focus on local search with regard to U.S. online advertising, including some of the leading online advertising companies in the world,  Google, Yahoo!, and Microsoft, among many others with greater experience and resources than we have.

We believe that small businesses that can take advantage of emerging Internet capabilities will be able to acquire customers with greater efficiency than before and those that cannot will suffer in comparison. It is becoming widely recognized among small business owners that mastering the Internet arts is essential.

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

LiveDeal customers are small business owners who work long hours to deliver real value to their customers in their own communities with little time left over to develop and master the powerful, multi-faceted, online marketing and advertising programs that today’s world demands. LiveDeal has stepped up to this challenge, drawing from a decade of experience as a directory provider.

Products and Services

InstantProfile. As described above, our Internet Advertising Product (“IAP”) package was discontinued in 2010 with the launch of the InstantProfile and InstantProfile premium products. All IAP customers were moved to InstantProfile to take advantage of the new product and features.  Under this package, the advertiser pays for exposure utilizing our InstantProfile product. The advertiser enjoys the benefit of having its business distributed to top Internet destinations (based on popularity), including search engines, top directories, and social media networks. This gives the advertiser the ability to manage its business information in one location and maximize its reach to many locations, as a consumer may search broadly for local business services. InstantProfile customers also enjoy additional benefits with tools to communicate directly with their customers and employees. The InstantProfile platform includes:

Instant Profile Basic Package

Instant Profile gives customers the benefit of having its business distributed to top Internet destinations (based on popularity), as well as online tools allowing companies to communicate directly with their customers, employees and partners.

•
Business profile syndication – InstantProfile broadcasts information about a business to top Internet directories, search engines, and Points-of-Interest (POI) databases embedded on the leading navigational devices.  This ensures that our customers are distributed to sites such as Google, Yahoo, Bing, and others through our distribution network. Customers benefit from the ability to manage business information in one location and maximize its reach to many locations, as a consumer may search broadly for local business services.

•
Social Media Broadcast - Allows customers to use one location to broadcast their messages across their entire social media network. By leveraging this automation the advertiser eliminates the need to manage multiple logins for individual websites and duplicate submissions and decreases the time required to broadcast their messages from hours to one click of a button.

•	Electronic fax – Customers can send and receive unlimited faxes through the InstantProfile product dashboard.
•	Conference call services – Customers can host conference calls with up to 10 participants.

InstantProfile Pricing. We generally price our InstantProfile product between $27.50 and $39.95 per month, which includes all of the service benefits previously described. We believe that these prices are comparable to the prices of our competitors, and we believe that our product provides superior value to our customers when considering the many benefits that they receive, including the ease of use, broad internet distribution and communication tools.

Instant Profile Premium Pricing.  The Instant Profile Premium product is sold for $49.95 per month and includes the features mentioned above.

Instant Profile Premium - The Instant Profile premium product includes all InstantProfile Standard functionality with two additional features:

•
Virtual PBX voice messaging - Provides a professional phone tree for callers that presents any business in a professional light. Voicemails left through this service are conveniently delivered as audio files to the company email; meaning messages are never lost and remain archived as long as needed.

•	Online Data Storage – Customers can store up to 10 gigabytes of data on our cloud server and retrieve it from any computer or device with an Internet connection

Product Solutions

Small businesses that take advantage of emerging Internet capabilities will be better equipped to acquire customers and operate with greater efficiency than those that do not.  Companies widely understand that engaging with online and social tools is essential.  This creates a large market for service providers that help companies leverage this new technology efficiently and at the lowest possible cost.

In 2010, we formed Velocity Marketing, Inc. with the strategy of developing successor products to our directory business and goal of rebuilding our customer base through mass-market sales.  This direction moved us away from the higher-end direct sales products offered through Local Marketing Experts, Inc. (search engine marketing, custom website creation, and online video products), which ceased operation in December 2010 and sold its remaining customers to ReachLocal in May 2011.

Velocity Marketing Concepts targets monthly subscription revenue in the $30.00 to $50.00 range.  This price range, combined with the value of our offerings, results in a stable level of monthly subscription revenue without the unpredictable margin and churn issues that were associated with Local Marketing Experts.

Billing. Our billing process allows us to deliver high levels of service to our customers through convenient and timely billing and payment options.  We currently bill our customers through (i) their local exchange carrier (“LEC”), (ii) Automated Clearing House (“ACH”) billing, (iii) their credit card or (iv) direct bill invoices.

Similar to the local Regional Bell Operating Companies, we are approved to bill our products and services directly on customers’ local telephone bill through their LEC, commonly referred to as their local telephone company.  We believe that this is an efficient and cost-effective billing method as compared to direct billing methods.

In order to bill our customers through their LECs, we are required to use one or more billing service aggregators. These aggregators have been approved by various LECs to provide billing, collection, and related services through the LECs. Under these agreements, our service aggregators bill and collect our charges to our customers through LEC billing and remit to us the proceeds, net of fees, bad debt reserves, customer returns, and unbillable accounts, typically within 90 days of submission.

We also use billing service providers to process billings via recurring direct bank account withdrawal options through ACH billings.  These service providers process direct bank withdrawals through an Automated Clearing House and remit the proceeds, net of fees and refunds to customers that cancel their service, typically within 15 days of settlement.

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

LiveDeal Capabilities

LiveDeal has considerable capabilities in areas of online marketing and product development in addition to the features included in our current product offering.  LiveDeal is well-versed in online marketing campaign creation and management.  These areas include search engine marketing, search engine optimization, and affiliate marketing.  Our company capabilities include both mass and custom website development, as well as marketing video production.  These capabilities may be deployed at any time as part of product offerings, of our product offers or as services assisting partners or clients.

The Market - Online Local, Social and Mobile Products

LiveDeal has long offered customer acquisition services for local businesses.  Increasingly, that means offering products that make use of local, social and mobile marketing.

According to BIA/Kelsey forecasts, traditional media business segments such as print advertising, Yellow Pages and newspapers are experiencing large reductions in advertising revenues. Meanwhile, U.S. local online/digital advertising revenues will rise to $23.3 billion in 2011, compared with $22.3 billion predicted earlier this year.

Social media advertising revenues will grow from $5.1 billion in 2010 to $8.2 billion in 2015, representing a compound annual growth rate of 10.0 percent, according to BIA/Kelsey’s U.S. Local Media Annual Forecast (2010-2015).

The rise of smart phones has changed the game for marketing.  Given that smart phones out-sell traditional mobile phones, the consumption of online advertising is quickly moving to mobile devices.

Local mobile advertising targets users with offers or location-based marketing.   According to Borrell Associates, local advertisers are on track to spend nearly $800 million this year on mobile advertising and more than $400 million on mobile promotions, including contests, coupons and deals.  Borrell’s August 2011 Mobile report projects the amount spent on mobile advertising will double every year for the next 5 years.  That projection means that mobile advertising would exceed the amount spent on local search advertising today.

LiveDeal will continue to be active in offering online solutions for small and medium sized local businesses.

Marketing

For well over 10 years, LiveDeal has had a long-standing relationship with data and lead providers.  We are able to source the highest quality leads available and are able to focus our telemarketing efforts toward the demographics we believe will result in long term customers.

LiveDeal’s products are designed and delivered online.  LiveDeal will likely expand its customer acquisition strategy to include online marketing through search engines, ad networks and affiliate relationships.

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

•	Moved to favor of open, best-of-breed solutions
•	Lower cost approach
•	Lower development costs
•	Better back-up and reliability
•	Able to partner with any vendor or platform
•	Plug and play approach
•	Greatly improved speed to market
•	Increased flexibility
•	We moved to virtualized computing options to replace and maintain outdated hardware

The virtualization technology we have chosen to embrace combines the power and flexibility of information technology-as-a-service with the security and availability that organizations with mission-critical computing needs demand of their technology environment.  Because it is based on resources, not large and inflexible server units, virtualization technology allows for precise and dynamic allocation of computing resources when and where they are needed.

The environment leverages technology from world-class infrastructure partners such as VMware, Cisco, HP and EMC2 to achieve unmatched flexibility and control. The clustered grid architecture provides complete physical redundancy to eliminate downtime due to hardware failure. In fact, the system can move applications, operating systems, and databases across physical devices live and with no service interruption. Automated resource balancing provides continuous monitoring and optimization to ensure peak performance.  Storage is delivered on a redundant, high-performance Gigabit Ethernet-attached NAS architecture.  This allows for the addition of disks to the virtual environment in almost any combination of drive type or capacity.

End user software is web-based.  The deployment of this software allows us the maximum level of flexibility to implement strategic product and marketing partners.  Using premier SaaS (software as a service) vendors, we are able to deploy products and initiatives in a fast and efficient manner.

Billing is completed through specialized billing software.  We are able to automate and manage subscription billing via credit card, checking/ACH or LEC (local exchange carrier) billing.  We are able to bill any type of recurring subscription as well as rate usage charges giving us full pricing and package flexibility.

Our technology provides a strong but flexible framework for our operation that allows us to grow and adapt with the Market.

Competition

We operate in the highly competitive, rapidly expanding and evolving business-to-business Internet services market. Our largest competitors are LECs, which are generally known as local telephone companies, and national search engines such as Yahoo! and Google that have recently expanded their presence in the local search market. We compete with other online Yellow Pages services, website operators, advertising networks, and traditional offline media, such as traditional Yellow Pages directory publishers, television, radio, and print share advertising.  Our services also compete with many directory website production businesses and Internet information service providers.  Our audience acquisition services compete with advertising agencies and other businesses providing somewhat similar services.

The principal competitive factors in the markets in which we compete include personalization of service, easy to use directories, quality and responsiveness of search results, availability of quality content, value-added products and services, and access to end-users.  We compete for advertising listings with the suppliers of Internet navigational and informational services, high-traffic websites, Internet access providers, and other media.  This competition could result in significantly lower prices for advertising and reductions in advertising revenues.  Increased competition could have a material adverse effect on our business.

Many of our competitors have greater capital resources than we have.  These capital resources could allow our competitors to engage in advertising and other promotional activities that will enhance their brand name recognition at levels we cannot match.  The LECs and national search engines also have advantages in terms of brand name recognition.

We believe that we are in a position to successfully compete in these markets due to our experience at sourcing, selling and servicing large numbers of small business accounts, the comprehensiveness of our database, the effectiveness of our marketing programs and our distribution network.  We also believe that our products provide a simple and affordable way of creating a web presence to market products and services to local audiences. We further believe that we can compete effectively by continuing to provide quality services at competitive prices and by actively developing new products and services for customers that enable us to become a one-stop shop for all online marketing needs of the small business regardless of the price point.

Employees

As of September 30, 2011, we had 12 full-time and no part-time employees in the United States.  None of our employees are covered by any collective bargaining agreements.

Available Information

We file reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make available free of charge in the investor relations section of our corporate website (http://investor.livedeal.com) our annual report on form 10-K, quarterly reports on form 10-Q, current reports on form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. References to the Company’s corporate website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. Risk Factors

An investment in our common stock involves a substantial degree of risk.  Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other information contained in this report.  The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investments. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements for the fiscal year that ended on September 30, 2011 and related notes.

Risks Related to Our Business

Uncertainty in the market for our products and services.

The demand and market acceptance for our services may be subject to a high level of uncertainty.   Our existing and future customers may not adopt or continue to use our Internet-base marketing services and other online services that we may offer in the future.  Customers may find our Internet-based marketing services to be less effective for meeting their business needs than other methods of advertising and marketing.  Our business, prospects, financial condition or results of operations will be materially and adversely affected if we do not execute our strategy or our services are not adopted by a sufficient number of customers.

We will incur operating losses and significant volatility in operations while we develop our new business segment.

During the fiscal year ended September 30, 2011, we incurred substantial operating losses as we transitioned our business toward our new strategic focus.  We will continue to incur operating losses as we develop new business products which will be financed through existing cash on hand plus additional equity funding received December 12, 2011.  While we believe our existing cash on hand, together with additional cash generated from operations or obtained from other sources, such other sources of cash possibly including stock issuances, loans and advances from our existing LEC clearing houses through their current advance programs or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours, is sufficient to finance our operations for the next twelve months, there can be no assurance that we will achieve profitability or positive operating cash flows.  To the extent that we cannot achieve profitability or positive operating cash flows, our business will be materially and adversely affected. Further, this new business segment is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements its strategies and responds to operating results from this new business segment.

We have historically incurred losses and expect to incur losses in the future, which may impact our ability to implement our business strategy and adversely affect our financial condition.

We have a history of losses. We had a net loss of $5.5 million for the fiscal year ended September 30, 2011, and $7.5 million for the year ended September 30, 2010. We have significantly reduced our operating expenses by reviewing all expenses and improving operating efficiencies. We cannot assure you that we will be profitable or generate sufficient profits from operations in the future. If our revenue does not grow, we may experience a loss in one or more future periods. We may not be able to reduce or maintain our expenses in response to any decrease in our revenue, which may impact our ability to implement our business strategy and adversely affect our financial condition.

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

If we fail to maintain the number of customers purchasing our monthly subscription products, our revenue and our business could be harmed.

Our monthly subscription customers do not have long-term obligations to purchase our products or services and many will cancel their subscriptions each month. As a result of this customer churn, we must continually add new monthly subscription customers to replace customers who cancelled and to grow our business beyond our current customer base.

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

Search engine optimization and online marketing services are emerging fields with a considerable amount of competitors in each field. Additionally, major Internet companies, including Google, Microsoft, Verizon, and Yahoo!, currently market Internet Yellow Pages, local search services and other products that directly compete with our legacy business as well as our new product offerings. We may not compete effectively with existing and potential competitors for several reasons, including the following:

▪	some competitors have longer operating histories and greater financial and other resources than we have and are in better financial condition than we are;

▪	some competitors have better name recognition, as well as larger, more established, and more extensive marketing, customer service, and customer support capabilities than we have;

▪	some competitors may be able to better adapt to changing market conditions and customer demand; and

▪	barriers to entry are not significant. As a result, other companies that are not currently may enter the market or develop technology that reduces the need for our services.

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

Our business is subject to a strict regulatory environment.

Like many companies, we are subject to existing and potential government regulation. There are, however, comparatively few laws or regulations specifically applicable to Internet businesses. Accordingly, the application of existing laws to Internet businesses, including ours, is unclear in many instances. There remains significant legal uncertainty in a variety of areas, including, but not limited to: user privacy, the positioning of sponsored listings on search results pages, defamation, taxation, the provision of paid-search advertising to online gaming websites, the legality of sweepstakes, promotions and gaming websites generally, and the regulation of content in various jurisdictions.

Compliance with federal laws relating to the Internet and Internet businesses may impose upon us significant costs and risks, or may subject us to liability if we do not successfully comply with their requirements, whether intentionally or unintentionally. Specific federal laws that impact our business include The Digital Millennium Copyright Act of 1998, The Communications Decency Act of 1996, The Children’s Online Privacy Protection Act of 1998 (including related Federal Trade Commission regulations), The Protect Our Children Act of 2008, and The Electronic Communications Privacy Act of 1986, among others. For example, the Digital Millennium Copyright Act, which is in part intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe the rights of others, was adopted by Congress in 1998. If we violate the Digital Millennium Copyright Act we could be exposed to costly and time-consuming copyright litigation.

There are a growing number of legislative proposals before Congress and various state legislatures regarding privacy issues related to the Internet generally, and some of these proposals apply specifically to paid-search businesses. We are unable to determine if and when such legislation may be adopted. If certain proposals were to be adopted, our business could be harmed by increased expenses or lost revenue opportunities, and other unforeseen ways. We anticipate that new laws and regulations affecting us will be implemented in the future. Those new laws, in addition to new applications of existing laws, could expose us to substantial liabilities and compliance costs.

Our utilization of ACH billing exposes us to review by the National Automated Clearing House Association, or NACHA.  Future actions from these and other regulatory agencies could expose us to substantial liability in the future, including fines and criminal penalties, preclusion from offering certain products or services, and the prevention or limitation of certain marketing practices.

Our future results of operations may be subject to fluctuation as a result of seasonality.

In particular, we expect our results of operations for the fourth quarter may demonstrate seasonal weakness because a larger portion of online consumer traffic and advertising is typically focused on holiday gift purchases and there is less advertising for locally-focused services during this quarter. Additionally, as other advertisers significantly increase their bid prices to acquire traffic for the holiday season, we generally keep our bid prices consistent throughout the year, resulting in less traffic to our websites from our SEM efforts. Online consumer traffic will also be lower due to increased holidays and vacation time during this quarter. We generally see an increase in revenue during the first quarter, when we expect to benefit from a higher volume of locally-focused traffic and a higher volume of online consumer traffic due to fewer holidays and vacation time.

Our success depends upon our ability to establish and maintain relationships with our customers.

Our ability to generate revenue depends upon our ability to maintain relationships with our existing customers, to attract new customers to sign up for revenue-generating services, and to generate traffic to our customers’ websites.  We primarily use telemarketing efforts to attract new customers.  These telemarketing efforts may not produce satisfactory results in the future.  We attempt to maintain relationships with our customers through customer service and delivery of traffic to their businesses.  An inability to either attract additional customers to use our service or to maintain relationships with our customers could have a material adverse effect on our business, prospects, financial condition, and results of operations.

If we do not introduce new or enhanced offerings to our customers, we may be unable to attract and retain those customers, which would significantly impede our ability to generate revenue.

We will need to introduce new or enhanced products and services in order to attract and retain customers and to remain competitive.  Our industry has been characterized by rapid technological change, changes in advertiser and user requirements and preferences, and frequent new product and service introductions embodying new technologies.  These changes could render our technology, systems, and website obsolete.  We may experience difficulties that could delay or prevent us from introducing new products and services.  If we do not periodically enhance our existing products and services, develop new technologies that address our customers’ and users’ needs and preferences, or respond to emerging technological advances and industry standards and practices on a timely and cost-effective basis, our products and services may not be attractive to customers and users, which would significantly impede our revenue growth. In addition, our reputation and our brand could be damaged if any new product or service introduction is not favorably received.

Our results of operations could fluctuate due to factors outside of our control.

Our operating results have historically fluctuated significantly, and we have experienced recent declines in net revenues and operating profits.  We could continue to experience fluctuations or continued declining operating results due to factors that may or may not be within our control.  Such factors include the following:

▪	fluctuating demand for our services, which may depend on a number of factors including:

-	changes in economic conditions and our customers’ profitability,

-	customer refunds or cancellations, and

-	our ability to continue to bill through existing means;

▪	market acceptance of new or enhanced versions of our services or products;

▪	price competition or pricing changes by us or our competitors;

▪	new product offerings or other actions by our competitors;

▪	the ability of our check processing service providers to continue to process and provide billing information;

▪	the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;

▪	technical difficulties or failures affecting our systems or the Internet in general;

▪	a decline in Internet traffic at our website; and

▪	the fixed nature of a significant amount of our operating expenses.

The loss of our ability to bill customers through our ACH billing channel would adversely impact our results of operations.

We bill a significant number of our Directory Services customers through our ACH billing channel.  ACH transactions are closely regulated by NACHA – the National Automated Clearing House Association, which develops operating rules and business practices for the ACH network and for electronic payments in the areas of Internet commerce and other electronic payment means.  Changes in these rules and business practices could compromise our ability to bill a significant number of our customers through ACH billing, and we would have to transition these customers to other billing channels.  Such changes would be disruptive and could result in lost revenue.

We depend upon our executive officers and key personnel.

Our performance depends substantially on the performance of our executive officers and other key personnel.  The success of our business in the future will depend on our ability to attract, train, retain, and motivate high quality personnel, especially highly qualified technical and managerial personnel.  The loss of services of any executive officers or key personnel could have a material adverse effect on our business, results of operations or financial condition. While we have employment agreements with our executive officers no key man life insurance has been purchased on them.

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

Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel.  We currently anticipate that our cash on hand as of September 30, 2011, together with cash flows from operations or obtained from other sources, such other sources of cash possibly including stock issuances, loans and advances from our existing LEC clearing houses through their current advance programs or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours will be sufficient to meet our anticipated liquidity needs for working capital and capital expenditures over the next 12 months.  In the future, however, we may seek additional capital through the issuance of debt or equity depending upon our results of operations, market conditions or unforeseen needs or opportunities.  Our future liquidity and capital requirements will depend on numerous factors, including the following:

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

There can be no absolute assurance that the other states or other parties, which were not part of the above-mentioned state consortium, would not attempt to file similar claims against us in the future.  However, we believe this risk is somewhat mitigated by the fact that those states did not join the states in filing complaints against us and the fact that we discontinued the use of our check activators.

Our utilization of ACH billing exposes us to review by NACHA.  Future actions from these and other regulatory agencies could expose us to substantial liability in the future, including fines and criminal penalties, preclusion from offering certain products or services, and the prevention or limitation of certain marketing practices.

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

Our ability to provide high-quality services largely depends upon the efficient and uninterrupted operation of our computer and communications systems.  We may be required to expand our technology, infrastructure, and customer support capabilities in order to accommodate any significant growth in customers.  We may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our systems and infrastructure to accommodate these increases in a timely manner.  Our inability to upgrade and expand our infrastructure and customer support capabilities as required could impair the reputation of our brand and our services and diminish the attractiveness of our service offerings to our customers.

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

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage will likely be insufficient to compensate us for losses that may occur. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential intellectual property or client data. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the Las Vegas area, and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high quality customer service, such disruptions could negatively impact our ability to run our business, which could have an adverse affect on our operating results and financial condition.

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

Risks Related to the Internet

We may not be able to adapt as the Internet and customer demands continue to evolve.

Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations. The Internet, e-commerce, and the online marketing industry are characterized by:

▪	rapid technological change;

▪	changes in customer and user requirements and preferences;

▪	frequent new product and service introductions embodying new technologies; and

▪	the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

In order to compete successfully in the future, we must:

▪	enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers;

▪	license, develop or acquire technologies useful in our business on a timely basis; and

▪	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

We may be required to keep pace with rapid technological change in the Internet industry.

In order to remain competitive, we will be required continually to enhance and improve the functionality and features of our existing services, which could require us to invest significant capital.  If our competitors introduce new products and services embodying new technologies or if new industry standards and practices emerge, our existing services, technologies, and systems may become obsolete.  We may not have the funds or technical knowledge to upgrade our services, technologies, and systems.  If we face material delays in introducing new services, products, and enhancements, our customers and users may forego the use of our services and select those of our competitors, in which event our business, prospects, financial condition, and results of operations could be materially and adversely affected.

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

The extent to which laws protecting trademarks and similar proprietary rights will be extended to protect domain names currently is not clear.  We therefore may be unable to prevent competitors from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain names, trademarks, trade names, and other proprietary rights.  We cannot provide assurance that potential users and customers will not confuse our domain names, trademarks, and trade names with other similar names and marks.  If that confusion occurs, we may lose business to a competitor and some customers and users may have negative experiences with other companies that those customers and users erroneously associate with us.  The inability to acquire and maintain domain names that we desire to use in our business, and the use of confusingly similar domain names by our competitors, could have a material adverse affect on our business, prospects, financial conditions, and results of operations in the future.

Our business could be negatively impacted if the security of the Internet becomes compromised.

To the extent that our activities involve the storage and transmission of proprietary information about our customers or users, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability.  We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches.  Our security measures may not prevent security breaches. Our failure to prevent these security breaches or a misappropriation of proprietary information may have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our technical systems could be vulnerable to online security risks, service interruptions or damage to our systems.

Our systems and operations may be vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users or “hackers,” natural disaster, and similar events.  Preventing, alleviating, or eliminating computer viruses and other service-related or security problems may require interruptions, delays or cessation of service.  We may need to expend significant resources protecting against the threat of security breaches or alleviating potential or actual service interruptions.  The occurrence of such unanticipated problems or security breaches could cause material interruptions or delays in our business, loss of data, or misappropriation of proprietary or IAP advertiser-related information or could render us unable to provide services to our customers for an indeterminate length of time.  The occurrence of any or all of these events could materially and adversely affect our business, prospects, financial condition, and results of operations.

If we are sued for content distributed through, or linked to by, our website or those of our customers, we may be required to spend substantial resources to defend ourselves and could be required to pay monetary damages.

We aggregate and distribute third-party data and other content over the Internet.  In addition, third-party websites are accessible through our website or those of our customers. As a result, we could be subject to legal claims for defamation, negligence, intellectual property infringement, and product or service liability.  Other claims may be based on errors or false or misleading information provided on or through our website or websites of our directory licensees.  Other claims may be based on links to sexually explicit websites and sexually explicit advertisements.  We may need to expend substantial resources to investigate and defend these claims, regardless of whether we successfully defend against them.  While we carry general business insurance, the amount of coverage we maintain may not be adequate.  In addition, implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our content to users.

If our security measures are breached and unauthorized access is obtained to a client’s data, our service may be perceived as not being secure and clients may curtail or stop using our service.

Our service involves the storage and transmission of clients’ proprietary information, such as credit card and bank account numbers, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.

If our security measures are breached in the future as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our clients’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and clients.

We are subject to a number of risks related to credit card payments we accept. If we fail to be in compliance with applicable credit card rules and regulations, we may incur additional fees, fines and ultimately the revocation of the right to use the credit card company, which would have a material adverse effect on our business, financial condition or results of operations.

A majority of our clients’ campaigns were paid for using a credit card or debit card. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe we are compliant with the Payment Card Industry Data Security Standard, which incorporates Visa’s Cardholder Information Security Program and MasterCard’s Site Data Protection standard. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our clients. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, financial condition or results of operations.

Our revenue may be negatively affected if we are required to charge sales tax or other transaction taxes on all or a portion of our past and future sales to customers located in jurisdictions where we are currently not collecting and reporting tax.

We generally do not charge, collect or have imposed upon us sales or other transaction taxes related to the products and services we sell, except for certain corporate level taxes and transaction level taxes outside of the United States. However, many states, local jurisdictions or one or more countries may seek to impose sales or other transaction tax obligations on us in the future. A successful assertion by any state, local jurisdiction or country in which we do business that we should be collecting sales or other transaction taxes on the sale of our products or services could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage clients from purchasing products or services from us, decrease our ability to compete or otherwise substantially harm our business and results of operations. The imposition of new laws requiring the collection of sales or other transaction taxes on the sale of our products or services (or the introduction of new products or services that are subject to existing transaction taxes) could create increased administrative burdens or costs, discourage clients from purchasing products or services from us, decrease our ability to compete or otherwise substantially harm our business and results of operations.

Government regulation of the Internet is evolving, and unfavorable changes could substantially harm our business and operating results.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet. Existing and future laws and regulations may impede the growth in use of the Internet and online services. The application of existing laws to the Internet and online services governing issues such as property ownership, sales and other taxes, libel and personal privacy has not yet been settled. Unfavorable resolution of these issues may substantially harm our business and operating results. Other laws and regulations that have been adopted, or may be adopted in the future, that may affect our business include those covering user privacy, data protection, spyware, “do not email” lists, access to high speed and broadband service, pricing, taxation, tariffs, patents, copyrights, trademarks, trade secrets, export of encryption technology, electronic contracting, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, consumer protection, and quality of products and services. Any changes in regulations or laws that hinder growth of the Internet generally or that decrease the acceptance of the Internet as a communications, commercial and advertising medium could adversely affect our business. See also Part 1, Item 1A, “Risk Factors— If the technology that we currently use to target the delivery of online advertisements is restricted or becomes subject to regulation, our expenses could increase and we could lose clients.”

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

Our stock price may be volatile, and the value of an investment in our common stock may decline.

An active, liquid and orderly market for our common stock may not be developed or sustained, which could depress the trading price of our common stock.

The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	the number of shares of our common stock publicly owned and available for trading;

•	threatened or actual litigation;

•	changes in laws or regulations relating to our solutions;

•	any major change in our board of directors or management;

•	publication of research reports about us or our industry or changes in recommendations or withdrawal of research coverage by securities analysts;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.

In addition, the stock market in general, and the market for Internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition. In addition, the recent distress in the financial markets has also resulted in extreme volatility in security prices.

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

We have experienced difficulties maintaining compliance with applicable requirements for the continued listing of our common stock on The NASDAQ Capital Market, and any future failure to comply with such requirements could result in the delisting of common stock from that trading market.

During fiscal 2011, the Company fell out of compliance with certain requirements for the continued listing of its common stock on The NASDAQ Capital Market, including the requirements that the Company maintain (i) at least 500,000 “publicly held” shares of common stock (i.e., shares not held by directors, officers or 10% stockholders), (ii) at least $2.5 million of stockholders’ equity and (iii) a market value of its “publicly held” shares of at least $1.0 million.  As of the date of this filing, the Company has addressed all of those compliance issues, and on December 21, 2011, the Company received written notification from NASDAQ indicating that the Company’s securities will continue to be listed on The NASDAQ Capital Market based upon the Company’s compliance with the terms of a NASDAQ Listing Qualifications Panel decision, which required the Company to evidence compliance with the applicable minimum stockholders’ equity requirement of $2.5 million by December 12, 2011.  Accordingly, a NASDAQ hearing process that was initiated during the fourth quarter of fiscal 2011 is now closed.  The Company is subject to further compliance monitoring by NASDAQ until November 30, 2012.

Notwithstanding the foregoing compliance issues, the Company’s common stock has been continuously listed on The NASDAQ Capital Market without interruption.  In order to preserve its listing status, the Company must remain in compliance with all applicable NASDAQ listing requirements, including but not limited to the requirements described above.  There can be no assurance that the Company will remain in compliance with such listing requirements, or that our common stock will continue to be traded on The NASDAQ Capital Market or any other market.  For more information, refer to Note 17 of the notes to our consolidated financial statements, as well as our other filings with the SEC.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We entered into a long-term lease, which began in November 2007, for a 12,635 square foot facility in Las Vegas, Nevada that functions as the headquarters and operating facility for LiveDeal, Inc. and our subsidiaries.  We pay rent of approximately $315,000 annually under the lease which expires on December 31, 2012.  We believe that this facility is adequate for our current and anticipated future needs and that this facility and its contents are adequately covered by insurance. We have subleased a substantial portion of this facility as our requirements for space have diminished.

ITEM 3. Legal Proceedings

Except as described below, as of September 30, 2011, we were not a party to any pending material legal proceedings other than claims that arise in the normal conduct of our business. While we currently believe that the ultimate outcome of these proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on our net income in the period in which a ruling occurs. Our estimate of the potential impact of the following legal proceedings on our financial position and our results of operation could change in the future.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. ("GES") filed a consumer class action lawsuit against the Company in King County (Washington) Superior Court alleging that the Company's use of activator checks violated the Washington Consumer Protection Act.  GES seeks injunctive relief against the Company's   use of the checks, as well as judgment in an amount equal to three times the alleged damages sustained by the members of the class. LiveDeal denied the allegations and is defending the litigation.  Early in 2010, the Court denied both parties’ dispositive motions after oral argument.   After settlement discussions failed to result in resolution, the parties resumed the litigation in the fall of 2011. GES’ motion for class certification is briefed and scheduled to be heard on January 27, 2012. The parties continue to discuss settlement pending hearing on the motion.

ITEM 4. (Removed and Reserved)

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “LIVE”.

The following table sets forth the quarterly high and low sale prices per share of our common stock during the last two fiscal years.   All prices have been adjusted to reflect the reverse stock split that was completed on September 7, 2010 and the forward stock split that was completed on August 10, 2011.

	Quarter Ended	High	Low
2010	December 31, 2009	$22.61	$11.12
	March 31, 2010	$16.15	$5.20
	June 30, 2010	$7.98	$4.75
	September 30, 2010	$7.04	$3.15
2011	December 31, 2010	$21.14	$4.06
	March 31, 2011	$6.83	$3.33
	June 30, 2011	$4.48	$2.34
	September 30, 2011	$3.23	$1.50

Holders of Record

On December 1, 2011, there were approximately 176 holders of record of our common stock according to our transfer agent. The Company has no record of the number of stockholders who hold their stock in “street name” with various brokers.

Dividend Policy

We have one class of authorized preferred stock (Series E Preferred Stock), of which there are currently 127,840 shares issued and outstanding.  Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year.  At September 30, 2011, we had accrued but unpaid dividends totaling approximately $12,000. Presently, we do not pay dividends on our common stock.  The timing and amount of future dividend payments by our Company, if any, will be determined by our Board of Directors based upon our earnings, capital requirements and financial position, general economic conditions, alternative uses of capital, and other pertinent factors.

Issuer Purchases of Equity Securities

During the fiscal year ended September 2011 the company did not purchase any shares of LiveDeal stock and for the fiscal year ended September 30, 2010, the Company acquired an aggregate of 1,341 shares of its common stock at market prices at an aggregate cost of $25,882.  At September 30, 2011 the Company had retired all but 4,252 shares of treasury stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Reference is made to Note 14 of the notes to our consolidated financial statements for certain disclosures about the Company’s equity compensation plans.

ITEM 6. Selected Financial Data

Not required for smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended September 30, 2011, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 8 of this Annual Report.

Forward-Looking Statements

This portion of this Annual Report on Form 10-K includes statements that constitute “forward-looking statements.”  These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “expects,” or “anticipates,” and do not reflect historical facts.  Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to our (i) expectation that continued investment in online advertising to bring increased traffic to our websites will drive increased revenues; (ii) expectation that cost of sales will continue to be directly correlated to our use of the LEC billing channel and (iii) belief that our existing cash on hand, together with additional cash generated from operations or obtained from other sources, such other sources of cash possibly including stock issuances, loans and advances from our existing LEC clearing houses through their current advance programs or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours; will provide us with sufficient liquidity to meet our operating needs for the next 12 months and (iv) belief that our gross profit margin and selling, general and administrative costs will support the company’s business plans and opportunities.

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

Executive Overview

Our Company

LiveDeal, Inc. provides local internet marketing services for small businesses. LiveDeal, through our wholly-owned subsidiary (Velocity Marketing Concepts, Inc.), offers an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet.

LiveDeal first started in the online marketing industry as YP.com. At the time, we were the first company to bring the print yellow pages to the Internet in 1994. From there we moved into the online classifieds business when we merged with LiveDeal in 2007.  The YP.com URL was sold March 2009 and the classifieds business was sold June 2009.

LiveDeal uses the latest technologies to deliver best-in-breed online marketing solutions to our small business customers.  We have online advertising solutions to help small businesses grow their company and realize online success.

Summary Business Description

LiveDeal delivers affordable acquisition services to the small business segment through the InstantAgency Suite of products and services. These products are currently sold through Velocity Marketing Concepts which targets complimentary aspects of the small business market.

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

InstantProfile’s social media platform, InstantBUZZ, not only creates a presence for the advertiser in select social media networks, it also allows them to use one location to broadcast their messages across their entire social media network. By leveraging this automation our customers eliminate the need to manage multiple logins for individual websites and duplicate submissions and decreases the time required to broadcast their messages from hours to one click of a button.

Additionally, InstantProfile customers enjoy a suite of communication tools that assist them in communicating directly with their customers and employees. These communication tools include a conferencing solution to host conference calls with up to 10 participants and an online electronic fax solution with unlimited faxes included.

The key attribute the InstantAgency® products and services all have in common is high value, low cost marketing options that service the many needs of the small business customer. The suite of products and services were strategically chosen service entry level products and services that can grow with the small business as it continues to grow. For those starting with the more customized products and services, InstantAgency® can continue to drive more online visitors, callers and in turn customers based on the customer budget.  Our strategic advantage is the ability to service the small business customer regardless of their budget or online knowledge.

Recent Events & Transactions

Financial Performance

We have embarked on a significant change in business strategy to re-emphasize our legacy business (directory services offering) and update it to meet current market requirements and move ahead of our competitors in this market segment.  As a result, we have continued to experience a decline in revenues and gross profit over the last several quarters, but have also reduced our ongoing costs and expenses and reduced ongoing losses. Within fiscal year 2011, the quarterly losses have decreased from $1,730,000 in the first quarter to $314,000 in the fourth quarter.  While we have yet to achieve sufficient sales in our new InstantProfile business to allow us to achieve operating profitability, we began to achieve growth in revenues in this business segment during fiscal 2010 with sales officially launching in July 2010.  The company has not yet achieved profitability with the InstantProfile business and ceased sales in July 2011 in order to review and improve our sales program, products, distribution methods and vendor programs.

Change in Business Strategy

In March 2010, we evaluated our business and adopted a new business strategy that addressed each of our business segments as separate entities and re-launched and restructured our legacy line of business. This evaluation was necessitated by the challenges facing our Direct Sales business lines that provide Internet-based customer acquisition strategies for small business, as well as declining revenues from our traditional business line (i.e. directory services).  Additionally, current economic and regulatory forces, both general and specific to our industry, impacted our consideration of our existing business model and strategy.  Some of these factors include the following:

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

As a result, we made significant changes to our business strategy during the second quarter of fiscal 2010.  We decided to move our strategic focus towards our directory services business and bring it up to current market standards and regulatory requirements and away from our Direct Sales business line.   This strategy culminated in the termination of all new sales under the Direct Sales business line on December 1, 2010. In May 2011 we transferred the remaining Direct Sales customers to another company and will receive an immaterial portion of the revenues from these customers for the 24 months after the sale.

Our new strategic focus is on delivering a suite of Internet-based, local search driven, customer acquisition services for small businesses, sold via telemarketing using LEC billing channels as well as  other billing channels and targeting all segments of the SMB market through our Velocity Marketing Concepts, Inc. subsidiary. The company paused new Velocity sales July 15, 2011 while we evaluate the current and future sales programs.

Discontinued Operations

As part of our strategy to evaluate each of our business segments as separate entities, management noted that the Direct Sales business segment had incurred operating losses and declining revenues and did not fit with our change in strategic direction.  Accordingly, in March 2011, we made the strategic decision to discontinue our Direct Sales business and product offerings. Prior year financial statements have been restated to present the Direct Sales business segment as a discontinued operation.

We initiated shutdown activities in March 2011 and completed such activities in May 2011.  In conjunction with the discontinued operations, we recorded the following charges in fiscal 2011:

•	Employee contract termination charges of $7,083 reflecting the reduction in force of 7 employees;
•	Non cash impairment charges of $367,588 consisting of the write-off of net intangible assets;

The Direct Sales business segment accounted for $1,341,430 and $3,838,479 of net revenues for the years ended September 30, 2011 and 2010, respectively, which are now included as part of income (loss) from discontinued operations, including disposal costs, in the accompanying consolidated statements of operations.

Management Changes

On November 23, 2009, we and Richard F. Sommer, our then-current Chief Executive Officer, entered into an amendment to Mr. Sommer's Employment Agreement dated as of May 19, 2009.  This amendment, provided that Mr. Sommer was entitled to an option to purchase 26,316 shares of our common stock at an exercise price of $18.53 per share, which was equal to the closing price of our common stock on the date of grant.  The option was granted pursuant to our 2003 Stock Plan and was scheduled to vest according to the following schedule: 25% on October 29, 2010 (the first anniversary of the date of grant) and 1/36 of the remainder each month beginning on November 29, 2010.

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

Effective January 2, 2010, Rajeev Seshadri resigned as our Chief Financial Officer and was replaced by Lawrence W. Tomsic.  Mr. Tomsic recently served as Controller for Alliance Residential Company, an apartment complex with 3,221 units and $90 million in annual sales.  Previously, he was a Controller and Chief Financial Officer for various clients of JKL Consulting (including a planned unit development and a concrete contractor) from 2006-2008 and Chief Financial Officer of John R. Wood, Inc. (a real estate brokerage focusing on luxury residential housing and commercial properties) from 1997-2006.  Mr. Tomsic worked as a financial officer and in other management positions for various companies (including U.S. Home Corporation and Collier Enterprises) from 1983-1997.  He was also a senior auditor for Deloitte &Touche for three years.  Mr. Tomsic earned a B.S. in Accounting from the University of Delaware and M.B.A. from the University of Denver.

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

On May 20, 2010, we appointed Kevin A. Hall as our President and Chief Operating Officer.  Mr. Hall’s compensation and benefits were not affected by his appointment as President.

On March 24, 2011 Mr. Hall was appointed as our Chief Executive Officer.  In connection with his appointment, Mr. Hall entered into an employment agreement which provides for a two-year term of employment, which may be extended upon the parties’ mutual agreement, and an annual base salary of $225,000.  Mr. Hall will be entitled to receive an annual performance bonus in the event that we reach certain performance measures established by our Board of Directors or our Compensation Committee.  The performance milestones will be weighted 75% financial and 25% personal, and Mr. Hall’s target bonus will be equal to 50% of his base salary.

The agreement further provides that Mr. Hall is entitled to an option to purchase 13,487 shares of our common stock at an exercise price of $3.53 per share, which was equal to the closing price of our common stock on the date of grant.  The option was granted pursuant to our 2003 Stock Plan and will vest according to the following schedule:  25% on March 24, 2012 (the first anniversary of the grant date) and 1/36 of the remainder each month beginning on April 24, 2012.  Notwithstanding the foregoing, all unvested shares will immediately vest and become exercisable upon a change in control.

If we terminate Mr. Hall’s employment during the first year of his term of employment without cause (as defined in the agreement) and certain other conditions are met (including that Mr. Hall provide a valid release of claims in favor of the Company), Mr. Hall will be entitled to receive a lump sum severance payment equal to his then current monthly salary for three months.  After March 24, 2012 but prior to the end of his term of employment, if we terminate Mr. Hall’s employment without cause, Mr. Hall will be entitled to a severance payment equal to his then current monthly salary for six months.  The agreement also provides that we will reimburse Mr. Hall for reasonable business expenses and allows him to participate in its regular benefit programs.

On May 20, 2011, in connection with our continued employment of Mr. Tomsic as its Chief Financial Officer, we entered into an employment agreement with Mr. Tomsic.  The agreement provides for a one-year term of employment, which may be extended upon the parties’ mutual agreement, and an annual base salary of $220,000.  Mr. Tomsic will be entitled to receive an annual performance bonus in the event that we reach certain performance measures established by the Chief Executive Officer or the Board of Directors (or its Compensation Committee).  Mr. Tomsic’s target bonus will be equal to $80,000.

Pursuant to the employment agreement, on May 20, 2011, Mr. Tomsic was granted an option to purchase 10,526 shares of our common stock at an exercise price of $3.77 per share, which was equal to the closing price of our common stock on the date of grant.  The options will vest and be exercisable according to the following schedule: 3,728 options vesting immediately and the remainder shall vest 1/31 at the end of each month thereafter over the next 31 months so long as Mr. Tomsic continues to provide services to our company. Notwithstanding the foregoing, all unvested shares shall become immediately vested and exercisable upon a change of control.

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

We incurred expenses of $99,319 in connection with the reduction in force, of which $37,500 was incurred for one-time employee termination benefits payable in cash.  The remaining expenses relate to salaries and wages payable in cash to the affected employees which were paid in the first quarter of fiscal 2011.

In May 2011, we ceased the Direct Sales business and transferred the remaining customers to Reach Local in exchange for ten and five percent of gross revenues derived from such customers during the first and second year, respectively.  We recorded $5,773 in revenues for this agreement during the year ended September 30, 2011.  In connection with the discontinued Direct Sales business, seven employees were terminated and we recorded employee contract termination charges of $7,083.

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

The following summarizes critical estimates made by management in the preparation of the consolidated financial statements.

Revenue Recognition

We recognize revenue for our services when all of the following criteria are satisfied:

•	persuasive evidence of an arrangement exists;

•	services have been performed;

•	the selling price is fixed or determinable; and

•	collectability is reasonably assured.

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

The allowance at September 30, 2011 included a reserve allowance of $703,732 resulting from the Chapter 11 Bankruptcy filing of one of our LEC aggregators, representing a reduction in the estimated collectability of our entire pre-petition outstanding receivable balance of $777,755. The aggregate of accounts receivable balances from the LEC operations that do not have billing activity as of September 30, 2011 was $1,241,097 and the aggregate of corresponding allowances was $1,069,048. These aggregate amounts include the accounts receivable balances and allowances for the accounts held by the Chapter 11 trustee.

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

Goodwill

We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred in accordance with the provisions of ASC 350, which requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary.

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

We have estimated net deferred income tax assets (net of valuation allowances) of $0 at September 30, 2011 and 2010.  A full valuation allowance has been established against all net deferred tax assets as of September 30, 2011 and 2010 based on estimates of recoverability.  While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business model.  Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

We performed an analysis of uncertain tax positions and we did not identify any significant uncertainties that would affect the carrying value of our deferred tax assets and liabilities as of September 30, 2011 and 2010.

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

We account for stock-based compensation based on fair value. We follow the attribution method that requires companies to reduce current stock-based compensation expenses by the effect of anticipated forfeitures. We estimate forfeitures based upon our historical experience, which has resulted in a small expected forfeiture rate.

The fair value of each award is estimated on the date of the grant and amortized over the requisite service period, which is the vesting period.

We use the Black-Scholes option pricing model to estimate the fair value of stock-based payment awards on the date of grant. Determining the fair value of stock-based awards at the grant date under this model requires judgment, including estimating our value per share of common stock, volatility, expected term and risk-free interest rate. The assumptions used in calculating the fair value of stock-based awards represent our best estimates based on management judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the Black-Scholes model significantly changes, stock-based compensation for future awards may differ materially from the awards granted previously.

Results of Operations

Note: Due to discontinued operations, the information for the year ended September 30, 2010 was restated and revised in this report.

Net Revenues

	Net Revenues
	2011	2010	Change	Percent

Year Ended September 30,	$4,083,412	$4,238,955	$(155,543)	(4)%

Net revenues in fiscal 2011 decreased by approximately $156,000, caused by the $1,106,000 Legacy sales decline due to the slow attrition of the Legacy customer base less the $930,000 increase in Velocity sales due to new customers added by the current sales program and $20,000 increase in Web sales.

Cost of Services
	Cost of Services
	2011	2010	Change	Percent

Year Ended September 30,	$3,606,143	$1,127,970	$2,478,173	220%

Cost of services increased in fiscal 2011 as compared to fiscal 2010, as a result of increased costs for the new Velocity program, consisting of commissions for new customers of $1,323,000, fulfillment costs of $1,140,000, and leads of $124,000 offset by decreases in miscellaneous costs of $52,000 and internet site costs of $57,000.

Gross Profit

	Gross Profit
	2011	2010	Change	Percent

Year Ended September 30,	$477,269	$3,110,985	$(2,633,716)	(85)%

Gross profit decreased approximately $2,634,000 in fiscal 2011 as compared to fiscal 2010 reflecting a decrease in net revenues and an increase in cost of services as described above.

General and Administrative Expenses

	General and Administrative Expenses
	2011	2010	Change	Percent

Year Ended September 30,	$5,721,351	$11,734,123	$(6,012,772)	(51)%

General and administrative expenses decreased in fiscal 2011 as compared to fiscal 2010 as outlined below:

•
Decreased compensation costs of approximately $3,372,000 reflecting the impacts of our restructuring actions and reduction in force during 2010 and 2011 from 111 employees at September 30, 2009 to 12 employees as of September 30, 2011;

•
Decreased professional fees of approximately $1,009,000 related to reductions in legal costs of $248,000 due to the resolution and wind-down of certain litigation activities, IT consultants of $305,000, investment banker fees of $188,000, accounting fees of $83,000, marketing consultants of $78,000 ,other miscellaneous consultant costs of $60,000 and outside sales service costs of $47,000;

•	Software costs decrease of $550,000 reflecting a decrease in IT infrastructure and product development costs;

•
Other expense decreases of $467,000, including, but not limited  to, rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives;

•	A reduction of $305,000 in damages paid in a legal settlement incurred in fiscal 2010;

•	Decreased depreciation and amortization expense of $310,000;

The following table sets forth our recent operating performance for general and administrative expenses:

	Q4 2011	Q3 2011	Q2 2011	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010
Compensation for employees, leased employees, officers and directors	$340,888	$422,901	$536,269	$936,426	$1,048,094	$967,323	$1,352,109	$2,241,197
Professional fees	360,221	378,960	539,950	453,062	551,394	677,507	1,023,582	488,994
Depreciation and amortization	88,868	79,227	190,254	205,477	214,617	215,102	218,200	225,653
Other general and administrative costs	174,887	291,448	344,909	377,604	462,278	497,865	544,163	1,006,045

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2011	2010	Change	Percent

Year Ended September 30,	$57,652	$226,442	$(168,790)	(75)%

Sales and marketing expenses decreased in fiscal 2011 as compared to fiscal 2010 primarily due to reduced spending on Robo Dialer and clicks for new customers of $219,000 partially offset by marketing of new web services of approximately $50,000.

Operating Loss

	Operating Income (Loss)
	2011	2010	Change	Percent

Year Ended September 30,	$(5,301,734)	$(8,849,580)	$3,547,846	(40)%

The decrease in our operating loss for fiscal 2011 as compared to fiscal 2010 reflect our cost containment efforts and change in strategic direction, which caused a variety of changes in net revenues, cost of sales, general and administrative expenses, and sales and marketing expenses, each of which are described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2011	2010	Change	Percent

Year Ended September 30,	$(82,159)	$41,189	$(123,348)	(299)%

Other income (expense) in fiscal 2011 consisted of:
•	($72,000) of interest expense;
•	($13,000) loss on disposal of fixed assets; partially offset by
•	$3,000 of interest income on cash balances.

Other income (expense) in fiscal 2010 consisted of:
•	$50,000 adjustment to the gain on sale of our customer list from fiscal 2009 reflecting adjustments to certain accruals;
•	$18,000 of interest income on cash balances; partially offset by
•	($27,000) loss on disposal of fixed assets.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2011	2010	Change	Percent

Year Ended September 30,	$-	$(230,382)	$230,382	(100)%

In the second quarter of fiscal 2009, the Company established a valuation allowance against all deferred tax assets given the uncertainty with respect to future operations and we continue to maintain a full valuation allowance against such assets.  Accordingly, there is no tax expense or benefit for fiscal 2011.  The income tax provision during fiscal 2010 reflects true-ups to our income tax receivable based on information received during the preparation of our 2009 tax returns.

Income (Loss) from Discontinued Operations

	Income (Loss) from Discontinued Operations
	2011	2010	Change	Percent

Year Ended September 30,	$(118,355)	$1,121,291	$(1,239,646)	(111)%

In March 2011, the Company decided to discontinue the Direct Sales business and closed that business segment in May 2011 and accordingly, are reflected as discontinued operations in our consolidated financial statements for all periods presented  The decline in profitability between fiscal 2011 and fiscal 2010 reflects our wind-down of this business as well as approximately $375,000 of impairment and employee termination charges associated with our discontinued line of business recorded in the second fiscal quarter of 2011.

Net Loss
	Net Loss
	2011	2010	Change	Percent

Year Ended September 30,	$(5,502,248)	$(7,456,718)	$1,954,470	(26)%

Changes in net loss are primarily attributable to changes in operating income (loss), other income (expense), income tax provision (benefit), and income (loss) from discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash used in operating activities increased by $381,000, or 10%, to ($4,321,000) for the year ended September 30, 2011, compared to ($3,940,000) for the year ended September 30, 2010.  This change in cash flows is attributable to the following: although our net loss decreased by approximately $1,954,000 in fiscal 2011 as compared to fiscal 2010, this was offset by a decrease in non-cash charges and other adjustments of $626,000  in fiscal 2011 as compared to fiscal 2010.  Cash flows from operations were also impacted by a decrease of $1,709,000 in changes in working capital and other assets in fiscal 2011 as compared to fiscal 2010, primarily attributable to the collection of income taxes receivable in 2010 resulting from net operating loss carrybacks.  Our primary source of cash inflows has historically been net remittances from Directory Services customers processed in the form of ACH billings and LEC billings. As of September 30, 2011, three such entities accounted for 31%, 25% and 20% of gross accounts receivable.

We discontinued the Direct Sales Services business in May 2011 as described above.  We previously received upfront payments averaging approximately one-sixth of the gross contract amount.  Subsequent payments were received on an installment basis after the application of the initial payment amounts and were billed ratably over the remaining life of the contract.

Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used for investing activities totaled approximately $100,000 for fiscal 2011 consisting of $101,000 from a certificate of deposit redeemed partially offset by $1,000 for expenditures for software development, .  Net cash used in investing activities during fiscal 2010 was approximately $286,000, consisting primarily of expenditures for intangible assets primarily made up of software development and purchases of equipment in support of our new product offerings.

During fiscal 2011, our cash flows from financing activities consisted of $1,238,000 received from debt obtained of $1,000,000, the issuance of stock to investors of $300,000, partially offset by $62,000 of payments on capital lease obligations. Net cash used for financing activities was approximately $114,000 during fiscal 2010 and consisted of $26,000 of treasury stock repurchases and $88,000 of principal repayments on capital lease obligations.

We had a working capital deficit of $1,050,000 as of September 30, 2011 compared to working capital of $3,201,000 as of September 30, 2010 with current assets decreasing by $3,484,000 and current liabilities increasing by $767,000 from September 30, 2010 to September 30, 2011. Declines in working capital are primarily attributable to our operating net loss.

While our existing cash on hand is insufficient to sustain our current operating activities, we believe that we will be able to secure additional resources to fund our operations or to repay the loan facility.  Other sources of financing may include: stock issuances; additional loans; advances from our existing LEC clearing houses through their current advance programs; or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours. There can be no assurance that we will generate sufficient revenue or will achieve profitability, positive operating cash flows, or sufficient cash flows for operations. To the extent that we cannot repay the loan when it comes due or achieve profitability or sufficient operating cash flows, our business will be materially and adversely affected. Further, our business is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements its strategies and responds to operating results. Although we paused new Velocity product sales July 15, 2011, we continue to maintain the Legacy business and we are simultaneously exploring other strategic alternatives. We cannot provide any assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2011 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2012	2013	2014	2015	Thereafter
Operating lease commitments	$514,871	$375,747	$114,965	$24,159	$-	$-
Capital lease commitments	37,417	37,417	-	-	-	-
	$552,288	$413,164	$114,965	$24,159	$-	$-

At September 30, 2011, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2011, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2011 or 2010) or commodity price risk.

ITEM 8. Financial Statements and Supplementary Data

LIVEDEAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LiveDeal, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of LiveDeal, Inc. and Subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended September 30, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two year period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

Phoenix, Arizona
December 29, 2011

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010

Assets
Cash and cash equivalents	$244,470	$3,227,374
Certificates of deposit	-	101,293
Accounts receivable, net	654,856	948,439
Prepaid expenses and other current assets	113,323	219,121
Total current assets	1,012,649	4,496,227
Accounts receivable, long term portion, net	371,438	330,234
Property and equipment, net	171,201	397,382
Deposits and other assets	31,007	49,294
Intangible assets, net	1,222,334	1,938,952
Total assets	$2,808,629	$7,212,089

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$600,908	$354,440
Accrued liabilities	424,595	880,188
Notes payable	1,000,000	-
Current portion of capital lease obligation	36,992	60,327
Total current liabilities	2,062,495	1,294,955
Long term portion of capital lease obligation	-	38,283
Total liabilities	2,062,495	1,333,238

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized,
127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 698,491 and 639,117 shares issued, 694,239 and 634,865 shares outstanding at September 30, 2011
and September 30, 2010, respectively	698	639
Treasury stock (4,252 shares carried at cost)	(70,923)	(70,923)
Paid in capital	20,813,082	20,441,692
Accumulated deficit	(20,007,589)	(14,503,423)
Total stockholders' equity	746,134	5,878,851

Total liabilities and stockholders' equity	$2,808,629	$7,212,089

See accompanying notes to consolidated financial statements

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2011	2010

Net revenues	$4,083,412	$4,238,955
Cost of services	3,606,143	1,127,970
Gross profit	477,269	3,110,985

Operating expenses:
General and administrative expenses	5,721,351	11,734,123
Sales and marketing expenses	57,652	226,442
Total operating expenses	5,779,003	11,960,565
Operating loss	(5,301,734)	(8,849,580)
Other income (expense):
Interest income (expense), net	(69,223)	18,186
Other income (expense)	(12,936)	23,003
Total other income (expense)	(82,159)	41,189

Loss before income taxes	(5,383,893)	(8,808,391)
Income tax provision (benefit)	-	(230,382)
Loss from continuing operations	(5,383,893)	(8,578,009)

Discontinued operations
Income (loss) from discontinued component, including disposal costs	(118,355)	1,121,291
Income tax provision (benefit)	-	-
Income (loss) from discontinued operations	(118,355)	1,121,291

Net loss	$(5,502,248)	$(7,456,718)

Earnings per share - basic and diluted1:
Loss from continuing operations	$(8.11)	$(13.59)
Discontinued operations	(0.18)	1.78
Net loss	$(8.29)	$(11.81)
Weighted average common shares outstanding:
Basic	664,167	631,503
Diluted	664,167	631,503

1 Certain amounts may not total due to rounding of individual components.
See accompanying notes to consolidated financial statements

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Treasury	Paid-In	Retained
	Shares	Amount	Shares	Amount	Stock	Capital	Earnings	Total

Balance, September 30, 2009	643,012	$643	127,840	$10,866	$(45,041)	$20,285,867	$(7,044,787)	$13,207,548

Series E preferred stock dividends							(1,918)	(1,918)
Stock based compensation - stock options						38,448		38,448
Restricted stock cancellations	(3,895)	(4)				4		-
Amortization of deferred stock compensation						117,373		117,373
Treasury stock purchases					(25,882)			(25,882)
Net loss							(7,456,718)	(7,456,718)
Balance, September 30, 2010	639,117	$639	127,840	$10,866	$(70,923)	$20,441,692	$(14,503,423)	$5,878,851

Series E preferred stock dividends							(1,918)	(1,918)
Stock based compensation - stock options						38,231		38,231
Issuance of common stock for cash	50,198	50				299,950		300,000
Restricted stock cancellations	(8)	-				-		-
Amortization of deferred stock compensation						17,885		17,885
Issuance of common stock for services	9,184	9				15,324		15,333
Net loss							(5,502,248)	(5,502,248)
Balance, September 30, 2011	698,491	$698	127,840	$10,866	$(70,923)	$20,813,082	$(20,007,589)	$746,134

See accompanying notes to consolidated financial statements

LIVEDEAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,502,248)	$(7,456,718)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	563,826	873,572
Non-cash stock compensation expense	38,231	38,448
Non-cash issuance of common stock for services	15,333	-
Amortization of deferred stock compensation	17,885	117,373
Provision for uncollectible accounts	336,929	921,804
Non-cash impairment of goodwill and intangibles	367,588	-
Loss on disposal of property and equipment	12,936	27,647
Changes in assets and liabilities:
Accounts receivable	(84,550)	317,109
Prepaid expenses and other current assets	105,798	107,321
Deposits and other assets	18,287	31,918
Accounts payable	246,468	(195,241)
Accrued liabilities	(457,511)	(214,541)
Income taxes receivable	-	1,490,835

Net cash used in operating activities	(4,321,028)	(3,940,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	-	5,000
Expenditures for intangible assets	-	(235,012)
Redemption of (investment in) certificate of deposits	101,293	(1,293)
Purchases of property and equipment	(1,551)	(54,921)

Net cash provided by (used in) investing activities	99,742	(286,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations	(61,618)	(88,075)
Issuance of common stock for cash	300,000	-
Proceeds from notes payable	1,000,000	-
Purchase of treasury stock	-	(25,882)

Net cash provided by (used in) financing activities	1,238,382	(113,957)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,982,904)	(4,340,656)

CASH AND CASH EQUIVALENTS, beginning of period	3,227,374	7,568,030

CASH AND CASH EQUIVALENTS, end of period	$244,470	$3,227,374

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Accrued and unpaid dividends	$1,918	$1,918

Cash paid for interest	$57,266	$5,842

Cash paid for income taxes	$1,600	$1,600

See accompanying notes to consolidated financial statements

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

•
On June 6, 2007, the Company completed its acquisition of LiveDeal, Inc. (“LiveDeal”), a California corporation.  LiveDeal operated an online local classifieds marketplace, www.livedeal.com, which listed millions of goods and services for sale across the United States.  The technology acquired in the acquisition offered such classifieds functionality as fraud protection, identity protection, e-commerce, listing enhancements, photos, community-building, package pricing, premium stores, featured Yellow Page business listings and advanced local search capabilities.  This business has since been discontinued – see Note 3.

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

•	During 2009, the Company made strategic changes that impacted the Company’s consolidated financial statements in the following manner:

o	Impairment charges of $16,111,494 were recorded related to the write-down of the Company’s goodwill and other intangible assets;
o
The Company commenced a plan to discontinue its classifieds business and initiated shutdown activities and has reflected the operating results of this line of business as discontinued operations in the accompanying consolidated statements of operations;

o	The Company sold a portion of its customer list associated with its directory services business and recorded a gain of $3,040,952; and
o	The Company established a valuation allowance of $10,586,854 related to its deferred tax assets, as described in Note 12.

•
During 2010, we evaluated our business and adopted a new business strategy that addressed each of our business segments as separate entities and re-launched and restructured our legacy line of business. This evaluation was necessitated by the challenges facing our Direct Sales business lines that provide Internet-based customer acquisition strategies for small business, as well as declining revenues from our traditional business line (i.e. directory services).

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

•
During 2011, as part of our strategy to evaluate each of our business segments as separate entities, management noted that the Direct Sales business segment had incurred operating losses and declining revenues and did not fit with our change in strategic direction.  Accordingly, in March 2011, we made the strategic decision to discontinue our Direct Sales business and product offerings. Prior year financial statements have been restated to present the Direct Sales business segment as a discontinued operation.

We initiated shutdown activities in March 2011 and completed such activities in May 2011.  In conjunction with the discontinued operations, we recorded the following charges in fiscal 2011:

o	Employee contract termination charges of $7,083 reflecting the reduction in force of 7 employees;
o	Non cash impairment charges $367,588 consisting of the write-off of net intangible assets;

The Company had a net loss of $5.5 million for the year ended September 30, 2011, and $7.5 million for the year ended September 30, 2010. The Company had a negative operating cash flow of $4.3 million for the year ended September 30, 2011, and $3.9 million for the year ended September 30, 2010.  The Company borrowed $1.0 million in May 2011 which is due May 2012 and the Company had cash of $244,470 as of September 30, 2011.  Subsequent to September 30, 2011, the Company was able to obtain $2.0 million in equity financing – see Note 17.  The Company has significantly reduced operating expenses by reviewing all expenses and improving operating efficiencies.  Management believes the Company’s cash on hand and additional cash generated from operations together with potential sources of cash such as obtaining advances from the Company’s LEC clearing houses or leveraging off of its accounts receivable will provide the Company with sufficient liquidity for the next 12 months.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, LiveDeal, Local Marketing Experts, Inc., Velocity Marketing Concepts, Inc., 247 Marketing Inc., Telco Billing, Inc. and Telco of Canada, Inc., the Company’s wholly owned subsidiaries, for the years ended September 30, 2011 and 2010, as applicable.  All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates: The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying consolidated financial statements include the estimate of dilution and fees associated with LEC billings, the estimated reserve for doubtful accounts receivable, estimated forfeiture rates for stock-based compensation, fair values in connection with the analysis of goodwill and long-lived assets for impairment, valuation allowances against net deferred tax assets and estimated useful lives for intangible assets and property and equipment.

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

Property and Equipment:  Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. Depreciation expense was $214,796 and $240,798 for the years ended September 30, 2011 and 2010, respectively.

Revenue Recognition:

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

Direct Sales

The Company’s direct sales contracts typically involve upfront billing for an initial payment followed by monthly billings over the contractual period.  The Company recognizes revenue on a straight line basis over the contractual period.  Billings in excess of recognized revenue are included as deferred revenue in the accompanying consolidated balance sheets.

Deferred Revenues

In some instances, the Company receives payments in advance of rendering services, whereupon such revenues are deferred until the related services are rendered.  Deferred revenue was $14,553 and $87,574 at September 30, 2011 and 2010, respectively.

Allowance for Doubtful Accounts:  The Company maintains an allowance for doubtful accounts, which includes allowances for customer refunds, dilution and fees from LEC billing aggregators and other uncollectible accounts.  The Company has decreased its allowances for doubtful accounts to 61.3% of gross accounts receivable at September 30, 2011 as compared to 63.5% of gross accounts receivable at September 30, 2010.  The determination of the allowance for doubtful accounts is dependent on many factors, including regulatory activity, changes in fee schedules by LEC service providers and recent historical trends.

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

The Company accounts for stock awards issued to non-employees in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” and FASB ASC 505, “Equity”, and accordingly, stock awards to non-employees are accounted for at fair value at their respective measurement date.

Net Income (Loss) Per Share: Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share”. Under ASC 260 basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested restricted stock subject to cancellation. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants, restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

Internally Developed Software and Website Development Costs:  The Company incurs internal and external costs to develop software and websites to support its core business functions.  The Company capitalizes internally generated software and website development costs in accordance with the provisions of the FASB ASC 350, “Intangibles – Goodwill and Other”.

Impairment of Long-lived Assets: The Company assesses long-lived assets for impairment in accordance with the provisions of FASB ASC 360 “Property, Plant and Equipment”. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.  During the 2011 second fiscal quarter, $367,588 in net intangible assets were written off which were previously used in the discontinued Direct Sales business.  An independent third party valuation company performed an analysis of Intangible Assets for impairment testing under Accounting Standards Codification Topic No. 360 (formerly SFAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets).  The report concluded that the Intangible Assets were not impaired and a write down of the Intangible Assets was not required.

Effects of Stock Splits: Effective on September 7, 2010, the Company implemented a 1-for-10 reverse stock split with respect to issued and outstanding shares of its common stock.  Additionally, the Company’s authorized shares of common stock were reduced to 10,000,000 shares.

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

All share and per share amounts have been retroactively restated for the effects of the stock splits described above.

Recently Issued Accounting Pronouncements:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. ASU 2009-13 is effective for the Company on October 1, 2010. The adoption of this amendment did not impact the Company’s financial position or results of operations.

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 in fiscal 2012 and management does not believe it will have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”) in GAAP and International Financial Reporting Standards (“IFRS”). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company does not believe that the adoption of this guidance will have a material impact on the financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since ASU 2011-05 only amends the disclosure requirements concerning comprehensive income, the adoption of ASU 2011-05 will not affect the consolidated financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of the provisions of ASU 2011-08 is not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

3.	DISCONTINUED OPERATIONS

As part of the Company’s strategy to evaluate each of its business segments as separate entities, management noted that the Direct Sales business segment had incurred operating losses and declining revenues and did not fit with the Company’s change in strategic direction.  Accordingly, in March 2011, the Company made the strategic decision to discontinue its Direct Sales business and product offerings. Prior year financial statements have been restated to present the Direct Sales business segment as a discontinued operation.

The Company initiated shutdown activities in March 2011 and closed the Direct Sales business segment in May 2011.  In conjunction with the discontinued operations, the Company recorded the following charges in the year ended September 30, 2011:

· Employee contract termination charges of $7,083 reflecting the reduction in force of 7 employees;

· Non cash impairment charges of $367,588 consisting of the write-off of net intangible assets;

The Direct Sales business segment accounted for $1,341,430 and $3,838,479 of net revenues for the years ended September 30, 2011 and 2010, respectively, which are now included as part of income (loss) from discontinued component, including disposal costs, in the accompanying consolidated statements of operations.

4.	BALANCE SHEET INFORMATION

Balance sheet information is as follows:

	September 30,	September 30,
	2011	2010
Receivables, current, net:
Accounts receivable, current	$2,080,747	$2,750,393
Less: Allowance for doubtful accounts	(1,425,891)	(1,801,954)
	$654,856	$948,439
Receivables, long term, net:
Accounts receivable, long term	$569,178	$680,108
Less: Allowance for doubtful accounts	(197,740)	(349,874)
	$371,438	$330,234
Total receivables, net:
Gross receivables	$2,649,925	$3,430,501
Less: Allowance for doubtful accounts	(1,623,631)	(2,151,828)
	$1,026,294	$1,278,673

Components of allowance for doubtful accounts are as follows:

	September 30,	September 30,
	2011	2010
Allowance for dilution and fees on amounts due from billing aggregators	$1,477,769	$2,104,826
Allowance for customer refunds	145,862	47,002
	$1,623,631	$2,151,828

	September 30,	September 30,
	2011	2010
Property and equipment, net:
Leasehold improvements	$201,476	$239,271
Furnishings and fixtures	233,577	319,004
Office, computer equipment and other	426,931	704,388
	861,984	1,262,663
Less: Accumulated depreciation	(690,783)	(865,281)
	$171,201	$397,382

	September 30,	September 30,
	2011	2010
Intangible assets, net:
Domain name and marketing related intangibles	$1,509,600	$1,509,600
Website and technology related intangibles	351,941	1,914,991
	1,861,541	3,424,591
Less: Accumulated amortization	(639,207)	(1,485,639)
	$1,222,334	$1,938,952

	September 30,	September 30,
	2011	2010
Accrued liabilities:
Deferred revenue	$14,553	$87,574
Accrued payroll and bonuses	63,043	124,544
Accruals under revenue sharing agreements	86,550	133,119
Accrued expenses - other	260,448	534,951
	$424,594	$880,188

5.	INTANGIBLE ASSETS

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

The Company performed its annual impairment analysis and determined that no impairment existed at September 30, 2011 and 2010.  In connection with the discontinued operations related to the Direct Sales business, net intangible assets of $367,588 were written off in the second fiscal quarter of 2011.

The following summarizes estimated future amortization expense related to intangible assets that have net balances as of September 30, 2011:

Years ended September 30,
2012	$108,828
2013	79,662
2014	77,422
2015	77,422
2016	77,422
Thereafter	801,578
Total	$1,222,334

Total amortization expense related to intangible assets was $349,030 and non-cash impairment charges of $367,588 was associated with the write off of net intangible assets from discontinued operations for the year ended September 30, 2011.  Total amortization expense related to intangible assets was $632,744 for the year ended September 30, 2010.

6.	CAPITAL LEASES

At September 30, 2011, the Company was a party to one capital lease for communications equipment acquired during the year ended September 30, 2008 with a cost basis of $255,603.  This lease has a term of 48 months and an imputed interest rate of 3.6%. This capital lease is secured by the underlying equipment.  Equipment acquired under this capital lease is being depreciated over their estimated lives of four years.

Future minimum lease payments due under the capital lease agreements are as follows for the years ended September 30:

2012	$37,416
2013	-
2014
2015	-
Thereafter	-
Total minimum lease payments	37,416
Less imputed interest	(424)
Present value of minimum lease payments	36,992
Less: current maturities of capital lease obligations	36,992
Noncurrent maturities of capital lease obligations	$-

7.	LONG-TERM DEBT

On May 13, 2011, the Company, certain of the Company’s wholly owned subsidiaries (collectively with the Company, the “Borrowers”), and Everest Group LLC (“Lender”) entered into a Loan Agreement (the “Loan Agreement”), pursuant to which the Lender agreed to loan the Borrowers an aggregate amount not to exceed $1,000,000 (the “Loan”).  The Loan was funded to the Borrowers on May 16, 2011.  The Borrowers used the proceeds of the Loan for working capital and other general corporate purposes.

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

The Loan Agreement defines certain events of default, including (among other things) (i) the Borrowers’ failure to make any payment required under the Loan Agreement when due (subject to a five-business-day cure period), (ii) the Borrowers’ failure to comply with their covenants and agreements under the Loan Agreement and other Loan documents and (iii) the occurrence of a change of control with respect to the Company.  Upon an event of default, Lender would be entitled to immediately accelerate all amounts due and payable in respect of the Loan and a cash default fee of $20,000.  Prepayment may not occur in full or in part without the consent of Lender within the first six months of the term.  After November 1, 2011, upon the payment to Lender of a prepayment fee equal to the present values of prospective payments of interest without the prepayment of the Loan, the Borrowers may prepay all or any portion of the unpaid principal amount of the Loan prior to the termination date.

In connection with closing the Loan, the Borrowers paid Lender a $20,000 cash origination fee and also reimbursed Lender for $20,000 in closing costs, including attorneys’ fees and other out-of-pocket expenses related to the negotiation of the Loan Agreement.  Both the cash origination fee and the closing costs were expensed in the third fiscal quarter of 2011.

8.	STOCKHOLDERS’ EQUITY

Issuances of Common Stock

November 2010 Equity Issuance Agreement

On November 29, 2010, the Company and Joint Corporation FeelTech Investment Unit 1 (the “Purchaser”) entered into a Stock Purchase Agreement (the “Agreement”) for the purchase of $200,000 worth of the Company’s common stock, $0.001 par value per share (“Common Stock”), over a three month period.

Under the terms of the Agreement, the Company agreed to sell, and the Purchaser is obligated to purchase, unregistered shares of common stock in multiple investment tranches (each, a “Tranche”) for an aggregate purchase price of $200,000.  The per share price in each Tranche was determined by adding (i) $0.50 and (ii) the average closing price for the Common Stock as reported by the NASDAQ Capital Market for the 90-day period immediately preceding (but not including) the closing date of the applicable Tranche.  The Agreement was satisfied by the Purchaser as follows:

•
$50,000 was wired to the Company on December 3, 2010 in exchange for the Company’s issuance of 8,421 shares of Common Stock (determined by using the $5.94 per share purchase price applicable to the first Tranche).

•
$50,000 was wired to the Company’s designated account on December 22, 2010 in exchange for the issuance of 7,383 shares (determined by using the $6.77 per share purchase price applicable to the second Tranche).

•
$50,000 was wired to the Company’s designated account on January 22, 2011 in exchange for the issuance of 7,057 shares (determined by using the $7.09 per share purchase price applicable to the third Tranche).

•
$50,000 was wired to the Company’s designated account on February 25, 2011 in exchange for the issuance of 7,620 shares (determined by using the $6.56 per share purchase price applicable to the fourth Tranche).

The Company issued and sold the shares of Common Stock to the Purchaser in reliance on the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated by the Securities and Exchange Commission (the “SEC”).

March 2011 Equity Issuance Agreement

On March 22, 2011, the Company and six new investors (the “March Purchasers”) entered into a Stock Purchase Agreement (the “March Agreement”), pursuant to which the March Purchasers committed to purchase an aggregate of $150,000 worth of the Company’s common stock, $0.001 par value per share, over a three month period.

Under the terms of the March Agreement, the Company agreed to sell, and each March Purchaser is obligated to purchase by a specified date, Common Stock for an aggregate purchase price of $25,000.  The per share price is to be determined by adding (i) $0.50 and (ii) the average closing price for the Common Stock as reported by the NASDAQ Capital Market for the 90-day period immediately preceding (but not including) the closing date of the applicable purchase.

•	$50,000 was wired to the Company’s designated account on March 28, 2011 in exchange for the issuance of 9,061 shares (determined by using the $5.52 per share purchase price applicable).

•	$50,000 was wired to the Company’s designated account on April 26, 2011 in exchange for the issuance of 10,656 shares (determined by using the $4.69 per share purchase price applicable).

•
An additional $50,000 was due to be wired to the Company’s designated account on or before May 25, 2011, but such amount was never paid by the applicable March Purchasers.  On or about July 7, 2011, the Company provided written notice to the applicable March Purchasers that it considered them to be in material breach of their agreements with the Company.  Under the applicable March Agreements, the Company is entitled to, among other potential remedies; repurchase any and all shares previously issued to the March Purchasers and their affiliates for an amount equal to the applicable purchase price paid for such shares less $0.50 per share.  The March Purchasers have not responded to the Company’s notice of breach.  The Company has taken action to preserve its rights under the March Agreements while it considers the potential remedies that could be pursued.

Stock Purchase Agreements – August/September 2011

As previously disclosed, on August 29, 2011 and September 29, 2011, respectively, the Company entered into a series of Stock Purchase Agreements (the “Stock Purchase Agreements”) with four investors (the “Investors”).  Pursuant to the Stock Purchase Agreements, the Investors agreed to purchase an aggregate of 816,327 shares of Common Stock in a private placement transaction for an aggregate purchase price of $2.0 million.  Additional information regarding the Stock Purchase Agreements and the transactions contemplated thereby was set forth in a definitive proxy statement filed by the Company with the Securities and Exchange Commission on October 25, 2011. Stockholder approval of the Stock Purchase Agreements and the transactions contemplated thereby was obtained at a special meeting on November 24, 2011.

On November 30, 2011, the Investors failed to perform their obligations under the Stock Purchase Agreements by, among other things, failing to pay the purchase price described above.  Accordingly, the transactions contemplated by the Stock Purchase Agreements were never consummated, and the Company sent the Investors a notice of termination of the Stock Purchase Agreements on December 12, 2011.  The Company did not incur any penalties in connection with its termination of the Stock Purchase Agreements.

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

On May 25, 2007, the Company’s Board of Directors terminated its pre-existing stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions.  The repurchase plan was increased by another $500,000 on October 23, 2008.  During the year ended September 30, 2011 there were no stock repurchases. In 2010, the Company acquired an aggregate of 1,341 shares of common stock for an aggregate repurchase price of $25,882.

Dividends

During each of the years ended September 30, 2011 and 2010, the Company accrued dividends of $1,918 and $1,918, respectively, payable to holders of Series E preferred stock.  No dividends were paid in 2011 or 2010.

9.	RESTRUCTURING ACTIVITIES

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

The Company incurred expenses of $99,319 in connection with the reduction in force, of which $37,500 was incurred for one-time employee termination benefits payable in cash.  The remaining expenses relate to salaries and wages payable in cash to the affected employees which were paid in the first quarter of fiscal 2011.

In May 2011 the Company ceased the Direct Sales business and migrated the remaining customers to Reach Local in exchange for ten and five percent of gross revenues derived from such customers during the first and second year, respectively.  The Company recorded $5,773 in revenues for this agreement during the year ended September 30, 2011.  In connection with the discontinued Direct Sales business, seven employees were terminated.   See Note 3.

10.	NET LOSS PER SHARE

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

The following table presents the computation of basic and diluted loss per share:

	Year Ended September 30,
	2011	2010

Loss from continuing operations	$(5,383,893)	$(8,578,009)
Less: preferred stock dividends	(1,918)	(1,918)
Loss from continuing operations
applicable to common stock	(5,385,811)	(8,579,927)
Income (loss) from discontinued operations	(118,355)	1,121,291
Net loss applicable to common stock	$(5,504,166)	$(7,458,636)

Weighted average common shares outstanding -
basic and diluted	664,167	631,503

Earnings per share - basic and diluted1:
Loss from continuing operations	$(8.11)	$(13.59)
Discontinued operations	(0.18)	1.78
Net loss	$(8.29)	$(11.81)

1 Certain amounts may not total due to rounding of individual components.

The following potentially dilutive securities were excluded from the calculation of net loss per share because the effects are antidilutive based on the application of the treasury stock method and/or because the Company incurred net losses during the period:

	September 30,
	2011	2010

Options to purchase shares of common stock	24,013	5,263
Series E convertible preferred stock	127,840	127,840
Shares of non-vested restricted stock	1,342	4,903
	153,195	138,006

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases and Service Contracts

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2014.  Rent expense under these leases was $465,811 and $519,716 for the years ended September 30, 2011 and 2010, respectively.  The Company has also entered into several non-cancelable service contracts.

As of September 30, 2011, future minimum annual lease payments under operating lease agreements and non-cancelable service contracts for fiscal years ended September 30 are as follows:

2012	$375,747
2013	114,965
2014	24,159
2015
2016	-
Thereafter	-
$514,871

The Company is also a party to certain capital leases – see Note 6.

Change in Officers and Employment Agreements

On November 23, 2009, the Company and Richard F. Sommer, the Company’s former Chief Executive Officer, entered into an amendment to Mr. Sommer’s Employment Agreement.  The amendment, which was effective as of October 29, 2009, provided that Mr. Sommer was entitled to an option to purchase 26,316 shares of the Company’s common stock at an exercise price of $18.53 per share, which was equal to the closing price of the Company’s common stock on the date of grant.  The option was granted pursuant to the Company’s 2003 Stock Plan and was to vest according to the following schedule:  25% on October 29, 2010 (the first anniversary of the date of grant) and 1/36 of the remainder each month beginning on November 29, 2010.  Previously, the Employment Agreement provided that Mr. Sommer was entitled to a success fee payable in cash equal to 2% of the excess above $9,000,000 of any cash distributed to or received by the Company’s stockholders in the form of a dividend, in the event of liquidation or upon a change of control.

On November 25, 2009, Rajeev Seshadri, the Company’s former Chief Financial Officer, entered into a Separation Agreement and Full Release of Claims with the Company in connection with his departure as Chief Financial Officer of the Company, which was agreed upon on November 19, 2009 and which took effect on January 2, 2010 (the “Resignation Date”).  Under the terms of the Separation Agreement and in accordance with his employment agreement, the Company continued to pay Mr. Seshadri his base salary for three months following the Resignation Date (less applicable taxes and other withholdings).  Mr. Seshadri could also elect to receive such payment (the gross amount of which is $53,750) in a lump sum on the Resignation Date.  The $15,000 bonus to which Mr. Seshadri was entitled under his employment agreement for the Company’s fourth quarter of fiscal 2009 was paid in a lump sum on the Resignation Date.  The Company paid Mr. Seshadri’s COBRA payments for three months and reimbursed his reasonable attorneys’ fees related to the negotiation of the Separation Agreement.  The Separation Agreement also provided for Mr. Seshadri to serve as a consultant to the Company until January 31, 2010 for at least 16 hours per week at a rate of $230 per hour.   Finally, Mr. Seshadri continued to be entitled to exercise his vested stock options in accordance with the terms of the applicable stock option agreements for a period of 180 days from the date of his resignation; his unvested options thereafter would be forfeited and cancelled.

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

Also on November 19, 2009, the Company appointed Lawrence W. Tomsic to replace Mr. Seshadri as its Chief Financial Officer, effective on the Resignation Date.  In connection with Mr. Tomsic’s appointment as Chief Financial Officer, he and the Company were to enter into an employment agreement providing for a one-year employment term that could be extended upon the mutual agreement of the Company and Mr. Tomsic.

Pursuant to this agreement, Mr. Tomsic was to be paid an annual salary of $215,000 and was eligible to receive a bonus of up to $60,000 per year if the Company achieves certain performance targets established by the Company’s Board of Directors and/or its Compensation Committee.  Mr. Tomsic was to be granted an option to purchase 10,526 shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Plan.  The Employment Agreement also provided that the Company would reimburse Mr. Tomsic for reasonable business expenses and allow him to participate in its regular benefit programs.

If the Company terminates Mr. Tomsic’s employment without Cause (as defined in the Employment Agreement) and certain other conditions are met (including that Mr. Tomsic provide a valid release of claims in favor of the Company), Mr. Tomsic will be entitled to receive a lump sum severance payment equal to his then current monthly salary for each full 12-month period following the date on which Mr. Tomsic first began providing services to the Company.

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

On March 24, 2011 Mr. Hall was appointed Chief Executive Officer of the Company.  In connection with his appointment, Mr. Hall entered into an employment agreement with the Company which provides for a two-year term of employment, which may be extended upon the parties’ mutual agreement, and an annual base salary of $225,000.  Mr. Hall will be entitled to receive an annual performance bonus in the event that the Company reaches certain performance measures established by the Board of Directors or its Compensation Committee.  The performance milestones will be weighted 75% financial and 25% personal, and Mr. Hall’s target bonus will be equal to 50% of his base salary.

The agreement further provides that Mr. Hall is entitled to an option to purchase 13,487 shares of the Company’s common stock at an exercise price of $3.53 per share, which was equal to the closing price of the Company’s common stock on the date of grant.  The option was granted pursuant to the Company’s 2003 Stock Plan and will vest according to the following schedule:  25% on March 24, 2012 (the first anniversary of the grant date) and 1/36 of the remainder each month beginning on April 24, 2012.  Notwithstanding the foregoing, all unvested shares will immediately vest and become exercisable upon a change in control.

If the Company terminates Mr. Hall’s employment during the first year of his term of employment without cause (as defined in the agreement) and certain other conditions are met (including that Mr. Hall provide a valid release of claims in favor of the Company), Mr. Hall will be entitled to receive a lump sum severance payment equal to his then current monthly salary for three months.  After March 24, 2012 but prior to the end of his term of employment, if the Company terminates Mr. Hall’s employment without cause, Mr. Hall will be entitled to a severance payment equal to his then current monthly salary for six months.  The agreement also provides that the Company will reimburse Mr. Hall for reasonable business expenses and allows him to participate in its regular benefit programs.

On May 20, 2011, in connection with the Company’s continued employment of Mr. Tomsic as its Chief Financial Officer, the Company entered into an employment agreement with Mr. Tomsic.  This agreement provides for a one-year term of employment, which may be extended upon the parties’ mutual agreement, and an annual base salary of $220,000.  Mr. Tomsic will be entitled to receive an annual performance bonus in the event that the Company reaches certain performance measures established by the Chief Executive Officer or the Board of Directors (or its Compensation Committee).  Mr. Tomsic’s target bonus will be equal to $80,000.

Pursuant to the employment agreement, on May 20, 2011, Mr. Tomsic was granted an option to purchase 10,526 shares of the Company’s common stock at an exercise price of $3.77 per share, which was equal to the closing price of the Company’s common stock on the date of grant.  The options will vest and be exercisable according to the following schedule: 3,728 options vesting immediately and the remainder shall vest 1/31 at the end of each month thereafter over the next 31 months so long as Mr. Tomsic continues to provide services to the Company. Notwithstanding the foregoing, all unvested shares will immediately vest and become exercisable upon a change of control.

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, and results of operations, cash flows or liquidity.

Except as described below, as of September 30, 2011, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business. While management currently believes that the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which a ruling occurs. The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operation could change in the future.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. ("GES") filed a consumer class action lawsuit against the Company in King County (Washington) Superior Court alleging that the Company's use of activator checks violated the Washington Consumer Protection Act.  GES seeks injunctive relief against the Company's   use of the checks, as well as judgment in an amount equal to three times the alleged damages sustained by the members of the class. LiveDeal denied the allegations and is defending the litigation.  Early in 2010, the Court denied both parties’ dispositive motions after oral argument.   After settlement discussions failed to result in resolution, the parties resumed the litigation in the fall of 2011. GES’ motion for class certification is briefed and scheduled to be heard on January 27, 2012. The parties continue to discuss settlement pending hearing on the motion.

The Company has not recorded any accruals pertaining to its legal proceedings, except as referenced above, as they do not meet the criteria for accrual under FASB ASC 450.

12.	PROVISION FOR INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A full valuation allowance is established against all net deferred tax assets as of September 30, 2011 and 2010 based on estimates of recoverability.  While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model.

Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the year ended September 30, 2011.  There was a current income tax benefit of $230,382 for the year ended September 30, 2010 reflecting an adjustment to income tax receivable for net operating loss carrybacks as a result of true-ups to our final 2009 tax return that was filed during fiscal 2010.

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

	2011		2010
	Amount	Percent	Amount	Percent

Federal statutory rates	$(1,870,764)	34%	$(2,613,614)	34%
State income taxes	(184,942)	3%	(258,378)	3%
Write off of deferred tax asset
related to stock based compensation	184,050	(3)%	50,905	(1)%
Valuation allowance against net
deferred tax assets	1,920,862	(35)%	2,786,003	(36)%
Other	(49,206)	1%	(195,298)	3%
Effective rate	$-	0%	$(230,382)	3%

At September 30, deferred income tax assets and liabilities were comprised of:

	2011	2010
Deferred income tax asset, current:
Book to tax differences in accounts receivable	$738,671	$643,209
Book to tax differences in prepaid assets and accrued expenses	(20,502)	(43,011)
Total deferred income tax asset, current	718,169	600,198
Less: valuation allowance	(718,169)	(600,198)
Deferred income tax asset, current, net	-	-

Deferred income tax asset, long-term:
Net operating loss carryforwards	9,060,073	7,084,995
Book to tax differences for stock based compensation	17,706	187,614
Book to tax differences in intangible assets	7,295,815	7,234,473
Book to tax differences in other assets	326	326
Book to tax differences in depreciation	(1,798,370)	(1,734,750)
Total deferred income tax asset, long-term	14,575,550	12,772,658
Less: valuation allowance	(14,575,550)	(12,772,658)
Deferred income tax asset, net	-	-

Total deferred income tax asset	$-	$-

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2011.

As part of its deferred tax assets, the Company has net operating loss carryforwards resulting from its acquisition of LiveDeal, Inc. in fiscal 2007.  Such amounts are subject to IRS code section 382 limitations and expire in 2027.  The 2007 to 2010 tax years are still subject to audit.

13.	CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at banks in California and Nevada.  Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2011.  Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable.  The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States.  The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable.  The Company estimates and provides an allowance for uncollectible accounts receivable.  The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies.  The Company is dependent upon these billing companies for collection of its accounts receivable.  The billing companies and LECs charge fees for their services, which are netted against the gross accounts receivable balance.  The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts.  These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal.  The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies.  The Company also estimates uncollectible account balances and provides an allowance for such estimates.  The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year.   Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at September 30, 2011 and 2010 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with LEC service providers.  Three such entities accounted for 31%, 25% and 20% of gross receivables at September 30, 2011.  Three such entities accounted for 27%, 27% and 16% of gross receivables at September 30, 2010.

14.	STOCK-BASED COMPENSATION

Restricted Stock Awards

The Company maintains its 2003 Amended and Restated 2003 Stock Plan (“2003 Plan”) for the issuance of stock-based compensation awards.  As amended, the Company is permitted to issue an aggregate of 50,000 shares of common stock under the plan.  All Company personnel and contractors are eligible to participate in the plan.

In September 2011, in an effort to preserve cash, the Board, after consultation with the Compensation Committee, entered into an agreement to compensate the members of the Board for their monthly retainer and other services as directors and/or members of the Board’s various standing committees through the award of shares of the Company’s common stock under the 2003 Plan.  Under the terms of this agreement, each non-employee director receives a monthly award of fully vested shares of common stock, with the number of shares determined by dividing $3,833 by the closing market price of the Company’s common stock on the grant date.  The Company granted an aggregate of 9,184 shares of common stock and recognized expense of $15,333 related to this agreement for services rendered for the month of August 2011. For services rendered for the month of September 2011, the Company recorded $15,333 in accounts payable as of September 30, 2011, which will be paid through the issuance of shares in October 2011. No share issuances for service were made during the year ended September 30, 2010.

As of September 30, 2011, there were 60,332 shares authorized under the 2003 Plan that were granted and remain outstanding, of which 58,990 have vested and 1,342 are in the form of restricted stock.  These shares of restricted stock were granted to the Company’s service providers, officers and directors.  Of the 1,342 unvested restricted shares, 1,053 shares vest on a cliff basis three years from the date of grant and 289 shares vest on a cliff basis 10 years from the date of grant.  Certain market performance criteria may accelerate the vesting of a portion of these awards if the stock price exceeds $50 per share.

The following table sets forth the activity with respect to unvested restricted stock grants (results reported in post-split amounts):

Outstanding (unvested) at September 30, 2009	11,203
Granted	-
Forfeited	(3,895)
Vested	(2,405)

Outstanding (unvested) at September 30, 2010	4,903
Granted	-
Forfeited	(8)
Vested	(3,553)
Outstanding (unvested) at September 30, 2011	1,342

During the years ended September 30, 2011 and 2010 the Company recognized compensation expense of $38,231 and $100,980 respectively, under the 2003 Plan and other restricted stock issuances.  Due to the immateriality of the remaining expense, all expense associated with nonvested awards (net of forfeitures of 70% for awards vesting in 2013 and 0% for awards vesting in October 2011) was recognized during the year ended September 30, 2011.  No further expense associated with unvested awards is expected unless the Company’s actual forfeiture rate differs from its expected forfeiture rate, in which the Company could incur up to $38,917 of additional expense.

Stock Option Awards:

From time to time, the Company grants stock option awards to officers and employees.  Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended
	September 30, 2011	September 30, 2010
Volatility	107-108%	97%
Risk-free interest rate	1.8-2.8%	2.2%
Expected term	5.4-6.0 years	6.0 years
Forfeiture rate	0-50%	40%
Dividend yield rate	0%	0%

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

On November 23, 2009, the Company granted an aggregate of 26,316 options to Richard Sommer, the Company’s then-current Chief Executive Officer. In connection with Mr. Sommer’s resignation on January 4, 2010, all such options were forfeited.  Given this forfeiture, the Company elected not to expense such options because the effects on the financial statements would not have been material.  No other options were granted during the year ended September 30, 2010.

As discussed in Note 11, on March 24, 2011, Mr. Hall was granted an option to purchase 13,487 shares of the Company’s common stock at an exercise price of $3.53 per share, which was equal to the closing price of the Company’s common stock on the date of grant.  The option was granted pursuant to the Company’s 2003 Stock Plan and will vest according to the following schedule:  25% on March 24, 2012 (the first anniversary of the grant date) and 1/36 of the remainder each month beginning on April 24, 2012.  The grant date fair value of this award was $19,833 based on a Black-Scholes option pricing model described above and is being expensed on a straight-line basis over the vesting period.

As discussed in Note 10, on May 20, 2011, Mr. Tomsic was granted an option to purchase 10,526 shares of the Company’s common stock at an exercise price of $3.77 per share, which was equal to the closing price of the Company’s common stock on the date of grant.  The options will vest and be exercisable according to the following schedule: 3,728 options vesting immediately and the remainder shall vest 1/31 at the end of each month thereafter over the next 31 months so long as Mr. Tomsic continues to provide services to the Company.  The grant date fair value of this award was $21,446 using a Black-Scholes option pricing model described above, with $11,218 expensed on grant date and the remaining amount being expensed on a straight-line basis over the vesting period.

Stock option awards are expensed on a straight-line basis over the requisite service period.  During the years ended September 30, 2011 and 2010, the Company recognized expense of $38,231 and $38,448, respectively, associated with stock option awards. At September 30, 2011, future stock compensation expense (net of estimated forfeitures) not yet recognized was $26,401 and will be recognized over a weighted average remaining vesting period of 3.1 years.

The following summarizes stock option activity for the year ended September 30, 2011:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
	Number of	Exercise	Fair	Remaining	Intrinsic
	Shares	Price	Value	Contractual Life	Value
Outstanding at September 30, 2010	5,263
Granted at market price	24,013		n/m
Exercised	-
Forfeited	(5,263)	$13.78
Outstanding at September 30, 2011	24,013	$3.64		9.6	$-
Exercisable	4,605	$3.77		9.6	$-

The following table summarizes information about exercise prices for outstanding options at September 30, 2011:

	Exercisable		Unexercisable		Total
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
Range of Exercise Prices	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price

Less than $4.00 per share	4,605	$3.77	19,408	3.61	24,013	$3.64

Upon the exercise of stock options, the Company may issue new shares or, if circumstances permit, issue shares held as treasury stock.

15.	EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) retirement plan for its employees who are eligible to participate in the plan.  The Company made contributions of $0 and $34,336 to the plan for the years ended September 30, 2011 and 2010, respectively.  The company eliminated matching contributions to the 401(k) retirement plan in March 2010.

16.	SEGMENT REPORTING

After discontinuing the Company’s Direct Sales business as described in Note 3, as of September 30, 2011, the Company only operated one business segment.  All of the Company’s revenues are with external customers, are derived from operations in the United States, and no single customer accounts for more than 10% of the Company’s revenues.

17.	SUBSEQUENT EVENTS DISCLOSURE

NASDAQ Compliance Issues

On October 19, 2011, LiveDeal, Inc. (the “Company”) received notice that the NASDAQ Listing Qualifications Panel (the “Panel”) determined to grant the Company’s request for continued listing on The NASDAQ Capital Market subject to the Company’s demonstration of compliance with the applicable minimum stockholders’ equity requirement of $2.5 million by November 30, 2011.

On December 12, 2011, the Company completed an equity financing with five unaffiliated investors for an aggregate cash purchase price of $2.0 million, which is described in more detail below.  The Company issued a total of 1,612,899 new shares of its common stock in connection with the transaction at a price of $1.24 per share, which was equal to the closing bid price of the common stock as reported on the NASDAQ Capital Market on the date of the transaction.  As of December 12, 2011, the Company had 725,479 shares of common stock outstanding, which had a book value per share equal to approximately $1.04 based on the Company’s unaudited stockholders’ equity as of September 30, 2011.  After giving pro forma effect to the transaction, the Company had 2,338,378 shares of common stock issued and outstanding on September 30, 2011, with a book value per share equal to approximately $1.18 based on the Company’s pro forma unaudited stockholders’ equity as of September 30, 2011 giving effect to the equity financing.  As a result of the foregoing, the Company believes that, as of September 30, 2011, after giving pro forma effect to the equity financing, its stockholders’ equity exceeds the NASDAQ requirement of $2.5 million for continued listing on The NASDAQ Capital Market.

On December 21, 2011, the Company received written notification from NASDAQ indicating that the Company’s securities will continue to be listed on The NASDAQ Capital Market based upon the Company’s compliance with the terms of a Panel decision, which required the Company to evidence compliance with the applicable minimum stockholders’ equity requirement of $2.5 million by December 12, 2011.  Accordingly, the NASDAQ hearing process is now closed.

On December 28, 2011, the Company received written notification from NASDAQ that, for the preceding 10 business days (from December 13, 2011 to December 27, 2011), the Company's market value of publicly held shares had been $1.0 million or greater.  As a result, NASDAQ confirmed that the Company had regained compliance with NASDAQ Listing Rule 5550(a)(5).  The Company was previously notified that it had fallen out of compliance with such rule on September 16, 2011.

Termination of Stock Purchase Agreements and Related Transactions

As previously disclosed, on August 29, 2011 and September 29, 2011, respectively, the Company entered into a series of Stock Purchase Agreements (the “Stock Purchase Agreements”) with four investors (the “Investors”).  Pursuant to the Stock Purchase Agreements, the Investors agreed to purchase an aggregate of 816,327 shares of Common Stock in a private placement transaction for an aggregate purchase price of $2.0 million.  Additional information regarding the Stock Purchase Agreements and the transactions contemplated thereby was set forth in a definitive proxy statement filed by the Company with the Securities and Exchange Commission on October 25, 2011.

On November 30, 2011, the Investors failed to perform their obligations under the Stock Purchase Agreements by, among other things, failing to pay the purchase price described above.  Accordingly, the transactions contemplated by the Stock Purchase Agreements were never consummated, and the Company sent the Investors a notice of termination of the Stock Purchase Agreements on December 12, 2011.  The Company did not incur any penalties in connection with its termination of the Stock Purchase Agreements.

Completion of $2.0 Million Investment Transaction with Isaac Capital Group LLC and Other Investors

On December 12, 2011, the Board of Directors (the “Board”) of the Company approved, and the Company entered into, a Securities Purchase Agreement (the “Purchase Agreement”) with each of Isaac Capital Group LLC (“ICG”), John Kocmur (“Kocmur”), Kingston Diversified Holdings LLC (“Kingston”), Augustus Gardini, L.P. (“Augustus”) and Lausanne LLC (“Lausanne” and, collectively with ICG, Kocmur, Kingston and Augustus, the “Purchasers” and each a “Purchaser”) providing for the Company’s issuance and sale of an aggregate of 1,612,889 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), for an aggregate cash purchase price equal to $2.0 million.  Each of ICG, Kocmur and Kingston (the “Lead Purchasers”) invested $500,000 in the Company and were issued 403,225 shares of Common Stock, and each of Augustus and Lausanne invested $250,000 in the Company and were issued 201,612 shares of Common Stock.  The transactions contemplated by the Purchase Agreement were consummated on December 12, 2011.

Pursuant to the Purchase Agreement, among other things:

•
The per share purchase price ($1.24, which was the closing bid price of the Common Stock, as reported by the NASDAQ Capital Market, on December 12, 2011) for the Shares was equal to the greater of the book or market value of such shares, in accordance with applicable NASDAQ rules.

•
The cash proceeds from the transactions were deposited and will be maintained in a designated account (the “Proceeds Account”), which is subject to certain restrictions pursuant to the New Bylaws (as defined and described below).

•
Each Lead Purchaser was given the right, until the date such Lead Purchaser beneficially owns less than five percent (5%) of the issued and outstanding Common Stock, to (i) designate one director (a “New Director” and together, the “New Directors”) prior to the closing to serve on the Board on and after the closing, (ii) nominate one director for election by the Company’s stockholders at each meeting of the stockholders at which directors are to be elected, and (iii) designate a replacement director to fill any vacancy if the director previously designated or nominated by such Lead Purchaser ceases for any reason to be a director.

•
The Company agreed not to take certain Restricted Corporate Actions (as defined in the Purchase Agreement) prior to the completion of its next annual meeting without the approval of both (i) a majority of the Board and (ii) a majority of the New Directors.

•	The Company agreed to form the Restructuring Committee as defined and described below to evaluate a potential restructuring of the Company.

•
The Company made customary representations and warranties to the Purchasers, including (without limitation) with respect to the Company’s organization and qualification, no conflicts, capitalization matters, litigation, labor relations, regulatory permits, title to assets, intellectual property, affiliate transactions, insurance, listing requirements, tax matters, compliance with the Sarbanes-Oxley Act of 2002, filings with the Securities and Exchange Commission, independent accountants, internal controls and lack of undisclosed liabilities.  Such representations and warranties were qualified in several respects by the Company’s disclosures in its filings with the Securities and Exchange Commission, so such representations and warranties should not be construed as statements of fact, nor do they speak as of any date subsequent to December 12, 2011.

•
The Purchasers made customary representations and warranties to the Company, including (without limitation) with respect to their status as accredited investors and investment intent pertaining to the Shares.

As previously disclosed, the Company consummated the transactions contemplated by the Purchase Agreement to regain compliance with the requirement that the Company have stockholders’ equity of at least $2.5 million for continued listing on the NASDAQ Capital Market.  As of the date of this filing, the Company believes that its stockholders’ equity exceeds $2.5 million.

In connection with their execution and delivery of the Purchase Agreement, the parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) on December 12, 2011, pursuant to which the Company agreed to provide the Purchasers with customary resale and piggy-back registration rights pertaining to the Shares.

The Company offered and sold the Shares without registration under the Securities Act of 1933, as amended (the “Securities Act”), to a limited number of accredited investors in reliance upon the exemption provided by Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act.  The Shares may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.  An appropriate legend will be placed on the Shares unless registered under the Securities Act prior to issuance.

Appointment of Kevin A. Hall to Board of Directors

On December 8, 2011, the Board increased the number of authorized directors of the Company to five directors and appointed Kevin A. Hall, the Company’s President and Chief Executive Officer, to fill the vacancy created by such increase in the size of the full Board.  Mr. Hall’s appointment took effect immediately, and he was appointed for a term lasting until the next annual meeting of the Company’s stockholders, or until his earlier resignation or removal in accordance with the Company’s Amended and Restated Bylaws.  The Board does not anticipate that Mr. Hall will be appointed to any standing committees in light of his role as a member of the Company’s executive management team.

Appointment of Jon Isaac, Tony Isaac and John Kocmur to Board of Directors

On December 12, 2011, the Board increased the number of authorized directors of the Company to eight directors and appointed Jon Isaac, Tony Isaac and John Kocmur to fill the vacancies created by such increase in the size of the full Board.  Such New Directors were designated for appointment to the Board by the Lead Purchasers in accordance with their rights under the Purchase Agreement, as described above.  Such appointments took effect immediately upon the closing of the transactions contemplated by the Purchase Agreement, and each New Director was appointed for a term lasting until the next annual meeting of the Company’s stockholders, or until his earlier resignation or removal in accordance with the Company’s Amended and Restated Bylaws.  The Board has not yet appointed any of the New Directors to serve on its standing committees, although it anticipates making certain appointments in the near future.

Formation of Restructuring Committee

In connection with the transactions described above, the Board also established an ad hoc special committee (the “Restructuring Committee”) to evaluate a potential restructuring of the Company.  The Board appointed each of the New Directors, as well as existing directors Sheryle Bolton and Thomas Clarke, to serve on the Restructuring Committee.

Amendment of Bylaws

On December 12, 2011, the Board approved and adopted, effective immediately, Amended and Restated Bylaws of the Company (the “New Bylaws”).  In addition to certain technical corrections, the amendments included the following:

•
Pursuant to the Purchase Agreement, the cash proceeds of the investment transaction contemplated thereby were deposited in the Proceeds Account.  The New Bylaws provide that until the later of (i) the completion of the next annual meeting of the Company’s stockholders and (ii) February 16, 2012 (such later date, the “Termination Date”), no funds may be withdrawn from the Proceeds Account, and no authorized signatory for the Proceeds Account (currently Jon Isaac) may be added, replaced or removed, in either case without such action being approved by both (A) a majority of the Board and (B) a majority of the New Directors.

•
The New Bylaws provide that, until the Termination Date, the Corporation may not take or agree to take, and the Board may not authorize, approve or ratify, any Restricted Corporate Action (as defined in the Purchase Agreement) without such action being approved by both (A) a majority of the Board and (B) a majority of the New Directors.

•	The provisions of Sections 78.378 to 78.3793 of the Nevada Revised Statutes (pertaining to acquisitions of controlling interests in certain covered corporations) shall not apply to the Purchasers.

•
The New Bylaws also provide for certain matters pertaining to the creation of the Restructuring Committee and prevent further amendments or modifications (both to the New Bylaws and the related resolutions of the Board) without such action being approved by both (A) a majority of the Board and (B) a majority of the New Directors.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information for 2011 and 2010 follows:

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2010	2011	2011	2011

Net revenues	$994,622	$1,118,165	$1,124,976	$845,649
Gross profit	100,045	(394,618)	76,747	695,095
Loss from continuing operations	(1,884,554)	(2,029,493)	(1,150,938)	(318,908)
Income (loss) from discontinued operations	154,160	(285,207)	7,561	5,131
Net loss	$(1,730,394)	$(2,314,700)	$(1,143,377)	$(313,777)

Earnings per share information - basic and diluted:

Loss from continuing operations	$(2.96)	$(3.08)	$(1.69)	$(0.48)
Discontinued operations	0.24	(0.43)	0.01	0.01
Net loss	$(2.72)	$(3.51)	$(1.68)	$(0.47)

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2009	2010	2010	2010

Net revenues	$1,107,524	$1,101,816	$992,260	$1,037,355
Gross profit	1,009,175	919,219	817,562	365,029
Loss from continuing operations	(3,166,836)	(1,997,617)	(1,537,121)	(1,876,435)
Income (loss) from discontinued operations	641,183	224,095	197,187	58,826
Net loss	$(2,525,653)	$(1,773,522)	$(1,339,934)	$(1,817,609)

Earnings per share information - basic and diluted:

Loss from continuing operations	$(5.02)	$(3.17)	$(2.43)	$(2.97)
Discontinued operations	1.02	0.36	0.31	0.09
Net loss	$(4.00)	$(2.81)	$(2.12)	$(2.88)

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to a permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2011 has not been audited by our auditors, Mayer Hoffman McCann P.C. or any other independent registered accounting firm.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report. Certain information included in the Proxy Statement is incorporated herein by reference.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Stockholders and Board of Directors of

LIVEDEAL, INC. AND SUBSIDIARIES

We have audited the consolidated financial statements of LiveDeal, Inc. and Subsidiaries(the “Company”) as of September 30, 2011 and 2010 and for the years then ended and have issued our report thereon dated December 29, 2011.  Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The information included in the accompanying Schedule II–Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements.  Such information for the years ended September 30, 2011 and 2010 has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Mayer Hoffman McCann P.C.

Phoenix, Arizona
December 29, 2011

SCHEDULE II
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other	Deductions/	End of
Description	of Period	Expenses	Accounts	Writeoffs	Period

Allowance for dilution and fees on amounts due from billing aggregators

Year ended September 30, 2010	$2,690,895	$(354,989)	$	$(231,080)	$2,104,826

Year ended September 30, 2011	$2,104,826	$877,932	$	$(1,504,989)	$1,477,769

Allowance for customer refunds

Year ended September 30, 2010	$150,431	$553,214	$	$(656,643)	$47,002

Year ended September 30, 2011	$47,002	$349,463	$	$(250,603)	$145,862

(3)           The following exhibits are filed with or incorporated by reference into this Annual Report.
Exhibit Number	Description	Previously Filed as Exhibit	Date Previously Filed

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2007	8/15/07

3.1.1	Certificate of Change	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2010	9/7/10

3.2	Amended and Restated Bylaws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011	12/15/11

10.1*	LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007	12/20/07

10.1.1*	First Amendment to Amended and Restated 2003 Stock Plan*	Appendix A to 2009 Proxy Statement	1/29/09

10.2*	Form of 2003 Stock Plan Restricted Stock Agreement*	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005	5/16/05

10.3*	Form of 2003 Stock Plan Stock Option Agreement*	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008	12/29/08

10.4	Asset Purchase Agreement, dated as of March 9, 2009, by and among the Registrant, Telco Billing, Inc., and Local.com Corporation	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009	5/15/09

10.5	Settlement Agreement and Mutual release, dated as of February 3, 2010 by and among Oncall Superior Management, SM Ventures, LiveDeal, Inc. and Telco Billing, Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010	5/14/10

10.6*	Employment Agreement, dated as of March 24, 2011, by and between the Registrant and Kevin Hall*	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011	5/16/11

10.7	Loan Agreement, dated as of May 13, 2011, by and among the Registrant, the other borrowers party thereto, and Everest Group LLC, as lender	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011	8/15/11

10.8	General Security Agreement, dated as of May 13, 2011, by and among the Registrant, the other debtors party thereto, and Everest Group LLC, as lender	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011	8/15/11

10.9*	Employment Agreement, dated as of May 20, 2011, by and between the Registrant and Lawrence W. Tomsic*	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011	8/15/11

10.10	Securities Purchase Agreement, dated as of December 12, 2011, by and among the Registrant and the purchasers identified on the signature pages thereto	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011	12/15/11

10.11	Registration Rights Agreement, dated as of December 12, 2011, by and among the Registrant and the purchasers identified on the signature pages thereto	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011	12/15/11

10.11.1	Amendment No. 1 to Registration Rights Agreement, dated as of December 16, 2011, by and among the Registrant and the purchasers identified on the signature pages thereto	Filed herewith

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	5/13/04

21	Company Subsidiaries	Filed herewith

23	Consent of Mayer Hoffman McCann P.C.	Filed herewith

31	Certifications pursuant to SEC Release No. 33-8238, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

* Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 2011	/s/Kevin A. Hall
Kevin A. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 29, 2011	/s/ Lawrence Tomsic
Lawrence W. Tomsic
Chief Financial Officer (Principal Financial and Accounting Officer)

BOARD OF DIRECTORS

Signature	Title	Date

/s/ Richard D. Butler	Director	December 29, 2011
Richard D. Butler

/s/ Sheryle Bolton	Director	December 29, 2011
Sheryle Bolton

/s/ Thomas Clarke, Jr.	Director	December 29, 2011
Thomas Clarke, Jr

/s/ Kevin A. Hall	Director	December 29, 2011
Kevin A. Hall

/s/ Jon Isaac	Director	December 29, 2011
Jon Isaac

/s/ Tony Isaac	Director	December 29, 2011
Tony Isaac

/s/ John Kocmur	Director	December 29, 2011
John Kocmur

/s/ Greg LeClaire	Director	December 29, 2011
Greg LeClaire