Form 10-Q
period 2011-12-31
LIVEDEAL INC
filed 2012-02-14
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 1, 2012 was 2,345,503.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2011	2011

Assets
Cash and cash equivalents	$2,177,605	$244,470
Accounts receivable, net	556,350	654,856
Prepaid expenses and other current assets	73,023	113,323
Total current assets	2,806,978	1,012,649
Accounts receivable, long term portion, net	382,365	371,438
Property and equipment, net	131,111	171,201
Deposits and other assets	29,007	31,007
Intangible assets, net	1,193,145	1,222,334
Total assets	$4,542,606	$2,808,629

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$620,938	$600,908
Accrued liabilities	398,533	424,595
Notes payable	900,000	1,000,000
Current portion of capital lease obligation	21,224	36,992
Total current liabilities	1,940,695	2,062,495
Long term portion of capital lease obligation	—	—
Total liabilities	1,940,695	2,062,495

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, including related paid in capital, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,338,377 and 698,491 shares issued, 2,338,377 and 694,239 shares outstanding at December 31, 2011 and September 30, 2011, respectively	2,338	698
Treasury stock (4,252 shares carried at cost)	—	(70,923)
Paid in capital	22,788,413	20,813,082
Accumulated deficit	(20,199,706)	(20,007,589)
Total stockholders' equity	2,601,911	746,134

Total liabilities and stockholders' equity	$4,542,606	$2,808,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2011	2010

Net revenues	$851,413	$994,622
Cost of services	235,819	894,577
Gross profit	615,594	100,045

Operating expenses:
General and administrative expenses	766,808	1,972,569
Sales and marketing expenses	60	13,592
Total operating expenses	766,868	1,986,161
Operating loss	(151,274)	(1,886,116)
Other income (expense):
Interest income (expense), net	(43,944)	1,562
Other income (expense)	—	—
Total other income (expense)	(43,944)	1,562

Loss before income taxes	(195,218)	(1,884,554)
Income tax provision (benefit)	—	—
Loss from continuing operations	(195,218)	(1,884,554)

Discontinued operations
Income from discontinued component, including disposal costs	3,580	154,160
Income tax provision (benefit)	—	—
Income from discontinued operations	3,580	154,160

Net loss	$(191,638)	$(1,730,394)

Earnings per share - basic and diluted1:
Loss from continuing operations	$(0.18)	$(2.96)
Discontinued operations	0.00	0.24
Net loss	$(0.18)	$(2.72)
Weighted average common shares outstanding:
Basic	1,043,960	636,828
Diluted	1,043,960	636,828

1 Certain amounts may not total due to rounding of individual components.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(191,638)	$(1,730,394)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	69,279	205,477
Stock based compensation expense	47,894	23,499
Amortization of deferred stock compensation	—	17,885
Provision for uncollectible accounts	14,181	206,990
Changes in assets and liabilities:
Accounts receivable	73,398	(108,988)
Prepaid expenses and other current assets	40,300	126,441
Deposits and other assets	2,000	—
Accounts payable	20,030	66,263
Accrued liabilities	(26,541)	(267,643)

Net cash provided by/(used in) operating activities	48,903	(1,460,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for intangible assets	—	—
Purchases of property and equipment	—	—

Net cash provided by/(used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations	(15,768)	(15,203)
Issuance of common stock for cash	2,000,000	100,000
Payments on notes payable	(100,000)	—

Net cash provided by financing activities	1,884,232	84,797

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,933,135	(1,375,673)

CASH AND CASH EQUIVALENTS, beginning of period	244,470	3,227,374

CASH AND CASH EQUIVALENTS, end of period	$2,177,605	$1,851,701

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Accrued and unpaid dividends	$479	$479

Interest paid	$43,987	$832

Income tax paid (received)	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1: Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of LiveDeal, Inc. (formerly YP Corp), a Nevada corporation, and its wholly owned subsidiaries (collectively, the “Company”, “LiveDeal”, “we”, “us”, or “our”). The Company provides online marketing internet directory service for small businesses. LiveDeal, through its wholly-owned subsidiary Velocity Marketing Concepts, Inc., offers an affordable way for businesses to extend their marketing reach to local, relevant customers and manage their online presence.

The accompanying condensed consolidated balance sheet as of September 30, 2011, which has been derived from the audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of December 31, 2011, and for the three months ended December 31, 2011 and December 31, 2010, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results to be expected for the year ending September 30, 2012. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2011 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

While the Company believes that its existing cash on hand is sufficient to finance our operations for the next twelve months, there can be no assurance that we will generate profitability or positive operating cash flows in the near future. To the extent that we cannot achieve profitability or positive operating cash flows, our business will be materially and adversely affected. Further, our business is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements its strategies and responds to operating results.

Effects of Stock Split: Effective on August 10, 2011, the Company implemented a 20-for-19 forward stock split with respect to issued and outstanding shares of its common stock via a stock dividend.  All share and per share amounts have been retroactively restated for the effects of this stock split.

Note 2: Balance Sheet Information

Balance sheet information is as follows:

	December 31,	September 30,
	2011	2011
	(unaudited)
Receivables, current, net:
Accounts receivable, current	$1,894,647	$2,080,747
Less: Allowance for doubtful accounts	(1,338,297)	(1,425,891)
	$556,350	$654,856
Receivables, long term, net:
Accounts receivable, long term	$581,317	$569,178
Less: Allowance for doubtful accounts	(198,952)	(197,740)
	$382,365	$371,438
Total receivables, net:
Gross receivables	$2,475,964	$2,649,925
Less: Allowance for doubtful accounts	(1,537,249)	(1,623,631)
	$938,715	$1,026,294

Our accounts receivable consist primarily of amounts due from customers of our directory services business.

	December 31,	September 30,
	2011	2011
	(unaudited)
Allowance for dilution and fees on amounts due from billing aggregators	$1,520,225	$1,477,769
Allowance for customer refunds	17,024	145,862
	$1,537,249	$1,623,631

	December 31,	September 30,
	2011	2011
	(unaudited)
Property and equipment, net:
Leasehold improvements	$201,476	$201,476
Furnishings and fixtures	233,577	233,577
Office, computer equipment and other	426,931	426,931
	861,984	861,984
Less: Accumulated depreciation	(730,873)	(690,783)
	$131,111	$171,201

	December 31,	September 30,
	2011	2011
	(unaudited)
Intangible assets, net:
Domain name and marketing related intangibles	$1,509,600	$1,509,600
Website and technology related intangibles	351,941	351,941
	1,861,541	1,861,541
Less: Accumulated amortization	(668,396)	(639,207)
	$1,193,145	$1,222,334

	December 31,	September 30,
	2011	2011
	(unaudited)
Accrued liabilities:
Deferred revenue	$8,030	$14,553
Accrued payroll and bonuses	64,122	63,043
Accruals under revenue sharing agreements	78,736	86,550
Accrued expenses - other	247,645	260,449
	$398,533	$424,595

Note 3: Restructuring Activities

On November 30, 2010, the Company’s Board of Directors (the “Board”) approved a reduction in force that resulted in the termination of 36 employees of the Company, or approximately 60% of the Company’s workforce, effective December 1, 2010. The reduction in force was related to the Company’s ongoing restructuring and cost reduction efforts and strategy of focusing its resources on the development and expansion of its core InstantProfile product, the successor to the Company’s LEC-billed directory product. All terminated employees were involved in the marketing and sale of the Company’s InstantPromote product by its subsidiary, Local Marketing Experts, Inc.

During the three months ended December 31, 2010, the Company incurred expenses of $99,319 respectively, in connection with the reduction in force, of which $37,500 were incurred for one-time employee termination benefits payable in cash.  The remaining expenses relate to salaries and wages payable in cash to the affected employees. No expenses were incurred in the three months ended December 31, 2011 in connection with the restructuring activities.

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

The direct sales business segment accounted for $0 and $722,386 of net revenues for the three months ended December 31, 2011 and 2010, respectively, which are now included as part of income from discontinued component including disposal costs, in the accompanying unaudited condensed consolidated statements of operations.

Note 5: Stock-based Compensation

From time to time, the Company grants restricted stock awards and stock options to officers, directors, employees and consultants. Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

During the three months ended December 31, 2011 and 2010, the Company recognized compensation expense of $1,894 and $23,499, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures. The Company used the estimated forfeiture rate of awards of 50% based on actual forfeiture experience and other factors.

The following represents a summary of stock option activity for the three months ended December 31, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding at September 30, 2011	24,013
Granted at market price
Exercised	—
Forfeited	—
Outstanding at December 31, 2011	24,013	$3.64	9.4	$—
Exercisable	5,263	$3.77	9.4	$—

As discussed in Note 13, subsequent to December 31, 2011, the Company terminated the employment of its President and Chief Executive Officer. Pursuant to the terms of such officer’s employment agreement with the Company, this termination will result in the forfeiture of 13,487 of outstanding and unvested stock options that are included in the amounts outstanding at December 31, 2011. Excluding such stock options, as of December 31, 2011, the Company has $7,793 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized over a weighted-average period of two years.

Restricted Stock Awards

From time to time, the Company also has historically granted shares of restricted stock to certain individuals. As shown in the following table, there was no activity with respect to compensation-related restricted stock grants during the three months ended December 31, 2011:

Outstanding (unvested) at September 30, 2011	1,342

Outstanding (unvested) at December 31, 2011	1,342

As the Company’s outstanding unvested stock was reduced to an immaterial amount, the Company recognized all expense associated with unvested awards based on estimated forfeiture rates ranging from 25 percent to 70 percent based on the outstanding duration of the awards during the three months ended December 31, 2010. As a result of these actions, the Company recognized an aggregate expense of $17,885 during the three months ended December 31, 2010. To the extent that actual forfeiture rates differ from estimates, future expense recognition or reversals could result. No adjustments have been made to compensation expense associated with these restricted stock awards subsequent to December 31, 2011.

Stock Awards Granted to Directors

In September 2011, in an effort to preserve cash, the Board, after consultation with the Compensation Committee, entered into an agreement to compensate members of the Board for their monthly retainer and other services as directors and/or members of the Board’s various standing committees through the award of shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Plan (the “2003 Stock Plan”). Under the terms of this agreement, each non-employee director receives a monthly award of fully vested shares of common stock, with the number of shares determined by dividing $3,833 by the closing market price of the Company’s common stock on the grant date. The Company granted an aggregate of 31,376 shares of common stock and recognized expense of $46,000 related to this agreement during the three months ended December 31, 2011. No such amounts were recognized during the three months ended December 31, 2010.

Note 6: Equity

December 2011 Equity Issuance

On December 12, 2011, the Board approved, and the Company entered into, a Securities Purchase Agreement (the “Purchase Agreement”) with each of Isaac Capital Group LLC (“ICG”), John Kocmur (“Kocmur”), Kingston Diversified Holdings LLC (“Kingston”), Augustus Gardini, L.P. (“Augustus”) and Lausanne LLC (“Lausanne” and collectively with ICG, Kocmur, Kingston and Augustus, the “Purchasers” and each a “Purchaser”) providing for the Company’s issuance and sale of an aggregate of 1,612,899 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), for an aggregate purchase price equal to $2.0 million. Each of ICG, Kocmur and Kingston (the “Lead Purchasers”) invested $500,000 in the Company and were issued 403,225 shares of Common Stock, and each of Augustus and Lausanne invested $250,000 in the Company and were issued 201,612 shares of Common Stock. The transactions contemplated by the Purchase Agreement were consummated on December 12, 2011.

Pursuant to the Purchase Agreement:

  The per share purchase price ($1.24, which was the closing bid price of the Common stock, as reported by the NASDAQ Capital Market, on December 12, 2011) for the Shares was equal to the greater of the book or market value of such shares, in accordance with applicable NASDAQ rules.

  The cash proceeds from the transactions were deposited and will be maintained in a designated account (the “Proceeds Account”) which is subject to certain restrictions pursuant to the New Bylaws (as defined and described below).

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

  The Company agreed to have the Board establish an ad hoc special committee (the “Restructuring Committee”) to evaluate the potential restructuring of the Company. The Board appointed each of the New Directors, and well as two of the existing directors, to serve on the Restructuring Committee.

  The Company made customary representations and warranties to the Purchasers, including (without limitation) with respect to the Company’s organization and qualification, no conflicts, capitalization matters, litigation, labor relations, regulatory permits, title to assets, intellectual property, affiliate transactions, insurance, listing requirements, tax matters, compliance with Sarbanes-Oxley Act of 2002, filings with the securities and exchange Commission, independent accountants, internal controls and lack of undisclosed liabilities. Such representations and warranties were qualified in several reports by the Company’s disclosures in its filings with the Securities and Exchange Commission, so such representations and warranties should not be construed as statements of fact, nor do they speak as of any date subsequent to December 12, 2011.

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

In connection with their execution and delivery of the Purchase Agreement, the parties also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) on December 12, 2011, pursuant to which the Company agreed to provide the Purchasers with the customary resale and piggyback registration rights pertaining to the Shares.

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

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended December 31,
	2011	2010

Loss from continuing operations	$(195,218)	$(1,884,554)
Less: preferred stock dividends	(479)	(479)
Loss from continuing operations
applicable to common stock	(195,697)	(1,885,033)
Income from discontinued operations	3,580	154,160
Net loss applicable to common stock	$(192,117)	$(1,730,873)

Weighted average common shares outstanding -
basic and diluted	1,043,960	636,828

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.18)	$(2.96)
Discontinued operations	0.00	0.24
Net loss	$(0.18)	$(2.72)

 The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended December 31,
	2011	2010

Options to purchase shares of common stock	24,013	2,632
Series E convertible preferred stock	127,840	127,840
Shares of non-vested restricted stock	1,342	2,403
	153,195	132,875

 Note 8: Income Taxes

At December 31, 2011, the Company maintains a valuation allowance against its deferred tax assets. The Company determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the three months ended December 31, 2011, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

Note 9: Commitments and Contingencies

Operating Leases and Service Contracts

As of December 31, 2011, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease commitments	$420,710	$281,586	$114,965	$24,159	$—	$—	$—
Noncanceleable service contracts	—	—	—	—	—	—	—
	$420,710	$281,586	$114,965	$24,159	$—	$—	$—

 This table excludes minimum payment obligations under capital leases, which are set forth below.

Capital leases

As of December 31, 2011, future obligations under non-cancelable capital leases are as follows for the fiscal years ended September 30:

2012	$21,381
2013	—
2014	—
2015	—
2016	—
Thereafter	—
Total minimum lease payments	21,381
Less imputed interest	(157)
Present value of minimum lease payments	21,224
Less: current maturities of capital lease obligations	21,224
Noncurrent maturities of capital lease obligations	$—

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, cash flows or liquidity.

Except as described below, as of December 31, 2011, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business. While management currently believes the ultimate outcome of these proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income (loss) in the period in which a ruling occurs. The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operations could change in the future.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Plaintiff Global Education Services, Inc. (“GES“) filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court alleging that the Company’s use of activator checks violated the Washington Consumer Protection Act.  GES seeks injunctive relief against the Company’s use of the checks, as well as judgment in an amount equal to three times the alleged damages sustained by the members of the class. LiveDeal denied the allegations and is defending the litigation.  Early in 2010, the Court denied both parties’ dispositive motions after oral argument.   After settlement discussions failed to result in resolution, the parties resumed the litigation in the fall of 2011. GES’ motion for class certification is briefed and scheduled to be heard on April 27, 2012. The parties continue to discuss settlement pending hearing on the motion.

The Company has not recorded any accruals pertaining to its legal proceedings, as they do not meet the criteria for accrual under FASB ASC 450.

Nasdaq Compliance Issues

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

Note 10: Concentration of Credit Risk

The Company maintains cash balances at major banking institutions in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000, and bank balances periodically exceed the FDIC limit. At times, the Company’s balances may exceed federally insured limits.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with Local Exchange Carrier (“LEC”) service providers. Three such entities accounted for 33%, 25% and 16% of gross receivables at December 31, 2011 and 31%, 25%, and 20% of gross receivables at September 30, 2011, respectively.

Note 11: Segment Reporting

The Company has historically had two reportable operating segments: Directory Services and Direct Sales - Customer Acquisition Services. During fiscal 2011, the Company discontinued its direct sales operations as described in Note 4. Accordingly, the Company’s continuing operations consists of only one business segment.

All of the Company’s revenues are derived from sales to external customers, from operations in the United States, and no single customer accounts for more than 10% of the Company’s revenues.

Note 12: Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”) in GAAP and International Financial Reporting Standards (“IFSR”). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The Company does not believe that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

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

Note 13: Subsequent Events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2011, this “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to (i) our expectation that continued investment in online advertising to bring increased traffic to our websites will drive increased revenues; (ii) expectation that cost of sales will continue to be directly correlated to our use of the LEC billing channel and (iii) belief that our existing cash on hand, together with additional cash generated from operations or obtained from other sources, such sources of cash possibly including stock issuances, loans and advances from our existing LEC clearing houses through their current advance programs or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours; will provide us with sufficient liquidity to meet our operating needs for the next 12 months and (iv) belief that our gross profit margin and selling, general and administrative costs will support the Company’s business plans and opportunities.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website www.livedeal.com or any other websites referenced in this Quarterly Report are not part of this Quarterly Report.

Our Company

LiveDeal, Inc. provides local internet marketing services for small businesses. LiveDeal, through our wholly-owned subsidiary (Velocity Marketing Concepts, Inc.), offers an affordable way for small businesses to extend their marketing reach to local, relevant customers via the Internet.

LiveDeal first started in the online marketing industry as YP.com. At the time, we were the first company to bring the print yellow pages to the Internet in 1994. From there we moved into the online classifieds business when we merged with LiveDeal in 2007. The YP.com URL was sold March 2009 and the classifieds business was discontinued in June 2009.

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

The InstantAgency® products include:

InstantProfile distributes a small business’ key contact and service information to the top Internet destinations (based on popularity), including search engines, internet directories, and social media networks. This gives the advertiser the ability to manage their business information in one location and maximize their reach to the many destinations a consumer may search for local business services.

InstantProfile’s social media platform, InstantBUZZ, not only creates a presence for the advertiser in select social media networks, it also allows them to use one location to broadcast their messages across their entire social media network. By leveraging this automation the customers eliminate the need to manage multiple logins for individual websites and duplicate submissions and decreases the time required to broadcast their messages from hours to one click of a button.

Additionally, InstantProfile customers enjoy a suite of communication tools that assist them in communicating directly with their customers and employees. These communication tools include a conferencing solution to host calls with up to 10 participants and an online electronic fax solution with unlimited faxes included.

The key attribute the InstantAgency® products and services all have in common is high value, low cost marketing options that service the many needs of the small business customer. The suite of products and services were strategically chosen to be entry level products and services that can grow with a small business as it continues to grow. For those starting with the more customized products and services, InstantAgency® can continue to drive more online visitors, callers and in turn customers based on the customer budget.  Our strategic advantage is the ability to service the small business customer regardless of their budget or online knowledge.

Recent Developments

Equity Issuance

On December 12, 2011, the Board approved, and the Company entered into, a Securities Purchase Agreement (the “Purchase Agreement”) with each of Isaac Capital Group LLC (“ICG”), John Kocmur (“Kocmur”), Kingston Diversified Holdings LLC (“Kingston”), Augustus Gardini, L.P. (“Augustus”) and Lausanne LLC (“Lausanne” and collectively with ICG, Kocmur, Kingston and Augustus, the “Purchasers” and each a “Purchaser”) providing for the Company’s issuance and sale of an aggregate of 1,612,899 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), for an aggregate purchase price equal to $2.0 million. Each of ICG, Kocmur and Kingston (the “Lead Purchasers”) invested $500,000 in the Company and were issued 403,225 shares of Common Stock, and each of Augustus and Lausanne invested $250,000 in the Company and were issued 201,612 shares of Common Stock. The transactions contemplated by the Purchase Agreement were consummated on December 12, 2011. Further details of the Purchase Agreement are reported in Note 6 above.

In connection with the Purchase Agreement, the Board increased the number of authorized directors of the Company from five to eight. As part of their rights on the Purchase Agreement, each Lead Purchaser appointed an individual to fill the vacancies created by the increase in the size of the full Board. Also in connection with the Purchase Agreement, the Board approved and adopted effective immediately, Amended and Restated Bylaws of the Company. Further information concerning these two items is described below.

Financial Performance

We have embarked on a significant change in business strategy to re-emphasize our legacy business (directory services offering) and update it to meet current market requirements and move ahead of our competitors in this market segment.  We have continued to experience a decline in revenues due to the stop in new sales July 15, 2011. However, we have also reduced our costs of sales, primarily due to fulfillment cost reductions, ongoing costs and expenses and reduced ongoing operating losses. The quarterly losses have decreased from $1,730,394 for the quarter ended December 31, 2010 to $191,638 for the quarter ended December 31, 2011.

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

The direct sales business segment accounted for $0 and $722,386 of net revenues for the three months ended December 31, 2011 and 2010, respectively, which are now included as part of income from discontinued component including disposal costs, in the accompanying unaudited condensed consolidated statements of operations.

Restructuring Activities

On November 30, 2010, the Board approved a reduction in force that resulted in the termination of 36 employees of the Company, or approximately 60% of the Company’s workforce, effective December 1, 2010. The reduction in force was related to the Company’s ongoing restructuring and cost reduction efforts and strategy of focusing its resources on the development and expansion of its core InstantProfile product, the successor to the Company’s LEC-billed directory product. All terminated employees were involved in the marketing and sale of the Company’s InstantPromote product by its subsidiary, Local Marketing Experts, Inc.

During the three months ended December 31, 2010, the Company incurred expenses of $99,319 respectively, in connection with the reduction in force, of which $37,500 were incurred for one-time employee termination benefits payable in cash.  The remaining expenses relate to salaries and wages payable in cash to the affected employees. No expenses were incurred in the three months ended December 31, 2011 in connection with the restructuring activities.

Termination and Appointment of Principal Officers

On January 13, 2012, the Company terminated the employment of Kevin A. Hall, President and Chief Executive Officer of the Company, effective as of January 20, 2012. Pursuant to the terms of Mr. Hall’s employment agreement, upon his resignation from the Board and execution of a customary release, Mr. Hall will be entitled to receive (among other things) a lump sum severance payment equal to three months of his current base salary. Mr. Hall will not be on the slate of candidates nominated for re-election to the Board at the Company’s upcoming annual meeting of stockholders.

Effective as of January 20, 2012, the Company appointed Jon Isaac to serve as its President and Chief Executive Officer. Mr. Isaac was previously appointed to the Company’s Board of Directors on December 12, 2011. Although the Company has not entered into a written employment agreement with Mr. Isaac as of the date of this filing, he will be paid an annual salary of $1 for his services as President and Chief Executive Officer and also be eligible to receive bonuses in such forms and amounts as may be determined by the Company’s Compensation Committee in its sole discretion.

Mr. Isaac, 29, is founder of the Isaac Organization and head of Isaac Capital Group, a privately held investment company. In that capacity, Mr. Isaac has closed a variety of multi-faceted real estate transactions, including transactions involving the U.S. federal government and publicly traded companies. Mr. Isaac also has experience in aiding publicly traded companies in implementing turnarounds and in raising capital. Mr. Isaac studied economics and finance at the University of Ottawa, Canada.

Appointments and Resignation to the Board of Directors

On December 8, 2011, the Board increased the number of authorized directors of the Company to five directors and appointed Mr. Hall, who at the time was the Company’s President and Chief Executive Officer, to fill the vacancy created by such increase in the size of the full Board. Mr. Hall’s appointment took effect immediately, and he was appointed for a term lasting until the next annual meeting of the Company’s stockholders, or until his earlier resignation or removal in accordance with the Company’s Amended and Restated Bylaws.

On December 12, 2011, the Board increased the number of authorized directors of the Company to eight directors and appointed Jon Isaac, Tony Isaac and John Kocmur to fill the vacancies created by such increase in the size of the full Board. Such New Directors were designated for appointment to the Board by the Lead Purchasers in accordance with their rights under the Purchase Agreement, as described in Note 6 above. Such appointments took effect immediately upon the closing of the transaction contemplated under the Purchase Agreement, and each New Director was appointed for a term lasting until the next annual meeting of the Company’s stockholders, or until his earlier resignation or removal in accordance with the Company’s Amended and restated Bylaws. The Board has not yet appointed any of the New Directors to serve on its standing committees, although it anticipates making certain appointments in the near future.

On January 19, 2012, Sheryle Bolton resigned as a member of the Board. Ms. Bolton formerly served as the Company’s Lead Director and was a member of the Company’s Audit Committee. Her resignation did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On January 25, 2012, the Board appointed Dennis Gao as a director of the Company to fill the vacancy created by Ms. Bolton’s resignation. Mr. Gao will serve a term in office until the Company’s next annual meeting of stockholders (at which Mr. Gao will be nominated for re-election), or until his earlier resignation or removal in accordance with the Company’s Amended and Restated Bylaws. Mr. Gao was also appointed as a member of the Company’s Audit Committee, effective immediately. The Board has affirmatively determined that Mr. Gao is an “independent director” for purposes of the rules and regulations of the Securities and Exchange Commission and the NASDAQ Capital Market, and that he has the other qualifications required for service on the Company’s Audit Committee.

Formation of Restructuring Committee

In connection with the Purchase Agreement described in Note 6, the Board also established an ad hoc special committee (the “Restructuring Committee”) to evaluate a potential restructuring of the Company. The Board appointed each of the New Directors, as well as existing directors Sheryle Bolton and Thomas Clarke, to serve on the Restructuring Committee. Ms. Bolton no longer serves on the Restructuring Committee effective immediately upon her resignation from the Board of Directors.

Amendment of Bylaws

On December 12, 2011, the Board approved and adopted, effective immediately, Amended and Restated Bylaws of the Company (the “New Bylaws”). In addition to certain technical corrections, the amendments included the following:

  Pursuant to the Purchase Agreement, the cash proceeds of the investment transaction contemplated thereby were deposited into the Proceeds Account. The New Bylaws provide that until the later of (i) the completion of the next annual meeting of the Company’s stockholders and (ii) February 16, 2012 (such later date, the “Termination Date”), no funds may be withdrawn from the Proceeds Account, and no authorized signatory for the Proceeds Account (currently Jon Isaac) may be added, replaced or removed, in either case without such action being approved by both (A) a majority of the Board and (B) a majority of the New Directors.

  The New Bylaws provide that, until the Termination Date, the Company may not take or agree to take, and the Board may not authorize, approve or ratify, any restricted Corporate Action (as defined in the Purchase Agreement) without such action being approved by both (A) a majority of the Board and (B) a majority of the New Directors.

  The provisions of Sections 78.378 and 78.3793 of the Nevada Revised Statutes (pertaining to acquisitions of controlling interests in certain covered corporations) shall not apply to the Purchasers.

  The New Bylaws also provide for certain matters pertaining to the creation of the Restructuring Committee and prevent further amendments or modifications (both to the New Bylaws and the related resolutions of the Board) without such action being approved by both (A) a majority of the Board and (B) a majority of the New Directors.

Results of Operations

The following sets forth a discussion of our financial results for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010. In evaluating our business, management reviews several key performance indicators including new customer signups, total customers in each line of business, revenues per customer, customer retention rates, etc. However, given the changing nature of our business strategy, we do not believe that presentation of such metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below.

Net Revenues

	Net Revenues
	2011	2010	Change	Percent

Three Months Ended December 31,	$851,413	$994,622	$(143,209)	(14)%

 Net revenues decreased in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 attributable to the fact that new sales were paused July 15, 2011 as the Company explores new sales programs and improves its marketing and fulfillment services.

Cost of Services

	Cost of Services
	2011	2010	Change	Percent

Three Months Ended December 31,	$235,819	$894,577	$(658,758)	74%

 Cost of services decreased in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 attributable to decreased costs associated with the decline in customers and the reduction in costs since fulfillment activities are now done by the Company rather than outside vendors.

Gross Profit

	Gross Profit
	2011	2010	Change	Percent

Three Months Ended December 31,	$615,594	$100,045	$515,549	515%

 Gross profit increased in the first three months of fiscal 2012 as compared to the first three months of fiscal 2011 primarily due to the decreased cost of services as described above.

 General and Administrative Expenses

	General and Administrative Expenses
	2011	2010	Change	Percent

Three Months Ended December 31,	$766,808	$1,972,569	$(1,205,761)	61%

General and administrative expenses decreased in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 primarily due to the following:

•	Decreased compensation costs of approximately $595,000 reflecting the impacts of our restructuring actions and reduction in force during 2009, 2010 and 2011 from 111 employees at September 30, 2009 to 12 employees as of December 31, 2011;
•	Other expense decreases of $165,000, including, but not limited to, rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives;
•	Decreased professional fees of approximately $309,000 related to reduced IT consulting of $56,000, legal fees of $104,000, accounting fees of $13,000, marketing consultants of $13,000, outside sales service costs of $96,000 and other miscellaneous consultants costs of $27,000; and
•	Decreased depreciation and amortization expense of $136,000;

The following table sets forth our recent operating performance for general and administrative expenses:

	Q1 2012	Q4 2011	Q3 2011	Q2 2011	Q1 2011
Compensation for employees, officers and directors	$341,325	$340,888	$422,901	$536,269	$936,426
Professional fees	143,805	360,221	338,960	539,950	453,062
Depreciation and amortization	69,281	88,868	79,227	190,254	205,477
Other general and administrative costs	212,397	174,887	291,448	344,909	377,604

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2011	2010	Change	Percent

Three Months Ended December 31,	$60	$13,592	$(13,532)	100%

Sales and marketing expenses decreased in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 primarily due to the reduction in spending for marketing materials.

Operating Loss

	Operating (Loss)
	2011	2010	Change	Percent

Three Months Ended December 31,	$(151,274)	$(1,886,116)	$1,734,842	92%

The reduction in operating loss for the first quarter of fiscal 2012 as compared to the first quarter of 2011 reflect a variety of changes in net revenues, cost of sales, general and administrative expenses and sales and marketing expenses, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2011	2010	Change	Percent

Three Months Ended December 31,	$(43,944)	$1,562	$(45,506)	(2913)%

For the first quarter of fiscal 2012, the Company paid $44,000 in interest expense primarily for the Everest Group loan.

Income Tax Provision (Benefit)

	Income Tax Provision (Benefit)
	2011	2010	Change	Percent

Three Months Ended December 31,	$—	$—	$—	n/a

The Company recorded no income tax provision or benefit in either the first quarter of 2012 or the first quarter of 2011.

Income from Discontinued Operations

	Income from Discontinued Operations
	2011	2010	Change	Percent

Three Months Ended December 31,	$3,580	$154,160	$(150,580)	(98)%

In March 2011, the Company decided to discontinue the Direct Sales business and closed that business segment in May 2011 and reflected the change for previously reported periods. See discussions in Note 4 above. The decline in profitability between the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 reflects a decline in revenues as we discontinued the business in May 2011.

Net Loss

	Net (Loss)
	2011	2010	Change	Percent

Three Months Ended December 31,	$(191,638)	$(1,730,394)	$1,538,756	89%

 Changes in net loss are primarily attributable to changes in operating income, other income (expense) and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $49,000 for the first three months of fiscal 2012 as compared to cash used in operating activities of approximately $1,460,000 for the first three months of fiscal 2011, an improvement of $1,509,000. A decrease of $1,538,000 in our net loss accounted for the majority of this variance. The cash impacts of the decreased net loss were partially offset by a reduction of non-cash expenses of $322,000 including depreciation expense, stock compensation and bad debt expense. Changes in working capital and other current assets caused an increase in operating cash flows of $109,000 during the first three months of fiscal 2012 as compared to a decrease in operating cash flows of $184,000 for the first three months of 2011. This working capital variance resulted primarily from the changes in accrued liabilities. Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings. As of December 31, 2011, three such entities accounted for 33%, 25% and 16% of gross accounts receivable.

We discontinued the direct sales services business in May 2011 as discussed in Note 4. We previously received upfront payments averaging approximately one-sixth of the gross contract amount. Subsequent payments were received on an installment basis after the application of the initial payment amounts and were billed ratably over the remaining life of the contract.

Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

There were no investing activities during the first quarter of fiscal 2012 or 2011.

During the first quarter of fiscal 2012, our cash flows from financing activities consisted of $2,000,000 received from the issuance of stock to investors, partially offset by $16,000 of payments on capital lease obligations and $100,000 of repayments of notes payable. During the first quarter of fiscal 2011, our cash flows from financing activities consisted of $100,000 received from the issuance of stock to an investor, partially offset by $15,000 of payments on capital lease obligations.

We had working capital of $866,000 as of December 31, 2011 compared to $(1,050,000) as of September 30, 2011 with current assets increasing by $1,794,000 and current liabilities decreasing by $122,000 from September 30, 2011 to December 31, 2011. Increases in working capital are primarily attributable to the proceeds received from the issuance of stock to our investors partially offset by our operating net loss.

While the Company believes that its existing cash on hand is sufficient to finance our operations for the next twelve months, there can be no assurance that we will generate profitability or positive operating cash flows in the near future. To the extent that we cannot achieve profitability or positive operating cash flows, our business will be materially and adversely affected. Further, our business is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements its strategies and responds to operating results.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease commitments	$420,710	$281,586	$114,965	$24,159	$—	$—	$—
Capital lease commitments	21,224	21,224	—	—	—	—	—
Noncanceleable service contracts	—	—	—	—	—	—	—
	$441,934	$302,810	$114,965	$24,159	$—	$—	$—

At December 31, 2011, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, and results of operations, cash flows or liquidity.

Except as described below, as of December 31, 2011, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business. While management currently believes the ultimate outcome of these proceedings will not have a material adverse effect on the Company’s consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which a ruling occurs. The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operations could change in the future.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Plaintiff Global Education Services, Inc. (“GES“) filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court alleging that the Company’s use of activator checks violated the Washington Consumer Protection Act.  GES seeks injunctive relief against the Company’s use of the checks, as well as judgment in an amount equal to three times the alleged damages sustained by the members of the class. LiveDeal denied the allegations and is defending the litigation.  Early in 2010, the Court denied both parties’ dispositive motions after oral argument.   After settlement discussions failed to result in resolution, the parties resumed the litigation in the fall of 2011. GES’ motion for class certification is briefed and scheduled to be heard on April 27, 2012. The parties continue to discuss settlement pending hearing on the motion.

The Company has not recorded any accruals pertaining to its legal proceedings as they do not meet the criteria for accrual under FASB ASC 450.

ITEM 1A. RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued 1,612,899 shares of its common stock in an equity financing with five unaffiliated investors during the quarter that ended on December 31, 2011.  Additional information about those transactions, including the consideration received by the Company and the exemptions from registration relied on by the Company, is set forth in Note 6 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

The following exhibits are files herewith:

Exhibit Number	Description

10.1	Securities Purchase Agreement dated December 12, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2011)

10.2	Registration Rights Agreement dated December 12, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2011)

10.3	Amendment No. 1 to Registration Rights Agreement dated December 16, 2011 (filed as Exhibit 10.11.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011)

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: February 14, 2012	By:	/s/ Lawrence W. Tomsic
Lawrence W. Tomsic Chief Financial Officer

