Form 10-Q
period 2012-03-31
LIVEDEAL INC
filed 2012-05-15
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 1, 2012 was 2,395,729.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

	PART I
	FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2012 and September 30, 2011	3
	Condensed Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended March 31, 2012 and 2011	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2012 and 2011	5
	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 4.	Controls and Procedures	21

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities	22

Item 6.	Exhibits	23

Signatures		24

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2012	2011

Assets
Cash and cash equivalents	$2,110,323	$244,470
Accounts receivable, net	512,301	654,856
Prepaid expenses and other current assets	86,381	113,323
Total current assets	2,709,005	1,012,649
Accounts receivable, long term portion, net	364,091	371,438
Property and equipment, net	91,603	171,201
Deposits and other assets	33,207	31,007
Intangible assets, net	1,173,431	1,222,334
Total assets	$4,371,337	$2,808,629

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$748,552	$600,908
Accrued liabilities	336,017	424,595
Notes payable	750,000	1,000,000
Current portion of capital lease obligation	5,330	36,992
Total current liabilities	1,839,899	2,062,495
Total liabilities	1,839,899	2,062,495

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,392,522 and 698,491 shares issued, 2,392,522 and 694,239 shares outstanding at March 31, 2012 and September 30, 2011, respectively	2,393	698
Treasury stock (0 and 4,252 shares, respectively, carried at cost)	-	(70,923)
Paid in capital	22,977,352	20,813,082
Accumulated deficit	(20,459,173)	(20,007,589)
Total stockholders' equity	2,531,438	746,134

Total liabilities and stockholders' equity	$4,371,337	$2,808,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Net revenues	$821,701	$1,118,165	$1,673,114	$2,112,787
Cost of services	226,608	1,512,783	462,427	2,407,360
Gross profit	595,093	(394,618)	1,210,687	(294,573)

Operating expenses:
General and administrative expenses	821,434	1,611,382	1,588,242	3,583,951
Sales and marketing expenses	519	23,183	579	36,775
Total operating expenses	821,953	1,634,565	1,588,821	3,620,726
Operating loss	(226,860)	(2,029,183)	(378,134)	(3,915,299)

Other income (expense):
Interest income (expense), net	(40,612)	(310)	(84,556)	1,252
Other income	8,250	-	8,250	-
Total other income (expense)	(32,362)	(310)	(76,306)	1,252

Loss before income taxes	(259,222)	(2,029,493)	(454,440)	(3,914,047)
Income tax provision (benefit)	-	-	-	-
Loss from continuing operations	(259,222)	(2,029,493)	(454,440)	(3,914,047)

Discontinued operations
Income (loss) from discontinued component,
including disposal costs	229	(285,207)	3,809	(131,047)
Income tax provision (benefit)	-	-	-	-
Income (loss) from discontinued operations	229	(285,207)	3,809	(131,047)

Net loss	$(258,993)	$(2,314,700)	$(450,631)	$(4,045,094)

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.11)	$(3.08)	$(0.27)	$(6.04)
Discontinued operations	0.00	(0.43)	0.00	(0.20)
Net loss	$(0.11)	$(3.51)	$(0.27)	$(6.24)
Weighted average common shares outstanding:
Basic	2,345,253	658,928	1,692,374	647,757
Diluted	2,345,253	658,928	1,692,374	647,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(450,631)	$(4,045,094)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	136,670	395,728
Stock based compensation expense	86,894	23,499
Amortization of deferred stock compensation	-	17,885
Provision for uncollectible accounts	33,443	392,171
Non-cash impairment of goodwill and intangibles	-	367,588
Loss/(Gain) on disposal of property and equipment	-	25,350
Changes in assets and liabilities:
Accounts receivable	116,459	(307,759)
Prepaid expenses and other current assets	26,942	38,111
Deposits and other assets	(2,200)	(2,795)
Accounts payable	147,644	404,333
Accrued liabilities	(89,537)	(114,715)

Net cash provided by (used in) operating activities	5,684	(2,805,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for intangible assets	(8,169)	-

Net cash used in investing activities	(8,169)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations	(31,662)	(30,542)
Issuance of common stock for cash	2,150,000	250,000
Payments on notes payable	(250,000)	-

Net cash provided by financing activities	1,868,338	219,458

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,865,853	(2,586,240)

CASH AND CASH EQUIVALENTS, beginning of period	244,470	3,227,374

CASH AND CASH EQUIVALENTS, end of period	$2,110,323	$641,134

Supplemental cash flow disclosures:

Noncash financing and investing activities:
Accrued and unpaid dividends	$958	$958

Interest paid	$85,314	$2,270

Income tax paid (received)	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note 1: Organization and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of LiveDeal, Inc., a Nevada corporation, and its wholly owned subsidiaries (collectively, the “Company”, “LiveDeal”, “we”, “us”, or “our”). The Company primarily provides online marketing internet directory service for small businesses. Through its wholly owned subsidiary Velocity Marketing Concepts, Inc., LiveDeal offers an affordable way for businesses to extend their marketing reach to local, relevant customers and to manage their online presence.

The accompanying condensed consolidated balance sheet as of September 30, 2011, which has been derived from our audited consolidated financial statements, and the accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and for the three and six months ended March 31, 2012 and March 31, 2011 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending September 30, 2012. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2011 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been made by management throughout the preparation of the condensed consolidated financial statements, including in conjunction with establishing allowances for customer refunds, non-paying customers, dilution and fees, analyzing the recoverability of the carrying amount of intangible assets, evaluating the merits of pending litigation, estimating forfeitures of stock-based compensation and evaluating the recoverability of deferred tax assets. Actual results could differ from these estimates.

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

Effective August 10, 2011, the Company implemented a 20-for-19 forward stock split with respect to issued and outstanding shares of its common stock via a stock dividend.  All share and per share amounts have been retroactively restated for the effects of this stock split.

Note 2: Balance Sheet Information

Balance sheet information is as follows:

	March 31,	September 30,
	2012	2011
	(unaudited)

Receivables, current, net:
Accounts receivable, current	$2,030,132	$2,080,747
Less: Allowance for doubtful accounts	(1,517,831)	(1,425,891)
	$512,301	$654,856
Receivables, long term, net:
Accounts receivable, long term	$498,832	$569,178
Less: Allowance for doubtful accounts	(134,741)	(197,740)
	$364,091	$371,438
Total receivables, net:
Gross receivables	$2,528,964	$2,649,925
Less: Allowance for doubtful accounts	(1,652,572)	(1,623,631)
	$876,392	$1,026,294

Our accounts receivable consist primarily of amounts due from customers of our directory services business.

During the quarter ended March 31, 2012, the Company discovered it was incorrectly netting certain allowance accounts against gross receivables. From this review and for the quarter ended March 31, 2012, the Company concluded that it should gross up its receivables by approximately $350,000 with an equal offset and increase to its allowance for doubtful accounts from the methodology formerly used by the Company. The net accounts receivable balances were not impacted for this period or any prior period.

Components of allowance for doubtful accounts are as follows:

	March 31,	September 30,
	2012	2011
	(unaudited)

Allowance for dilution and fees on amounts due from billing aggregators	$1,638,870	$1,477,769
Allowance for customer refunds	13,702	145,862
	$1,652,572	$1,623,631

	March 31,	September 30,
	2012	2011
	(unaudited)
Property and equipment, net:
Leasehold improvements	$201,476	$201,476
Furnishings and fixtures	233,577	233,577
Office, computer equipment and other	426,931	426,931
	861,984	861,984
Less: Accumulated depreciation	(770,381)	(690,783)
	$91,603	$171,201

	March 31,	September 30,
	2012	2011
	(unaudited)
Intangible assets, net:
Domain name and marketing related intangibles	$1,517,769	$1,509,600
Website and technology related intangibles	351,941	351,941
	1,869,710	1,861,541
Less: Accumulated amortization	(696,279)	(639,207)
	$1,173,431	$1,222,334

	March 31,	September 30,
	2012	2011
	(unaudited)

Accrued liabilities:
Deferred revenue	$3,016	$14,553
Accrued payroll and bonuses	39,421	63,043
Accruals under revenue sharing agreements	77,756	86,550
Accrued expenses - other	215,824	260,449
	$336,017	$424,595

Note 3: Restructuring Activities

On November 30, 2010, the Company’s Board of Directors (the “Board”) approved a reduction in force that resulted in the termination of 36 employees, or approximately 60% of it’s workforce, effective December 1, 2010. The reduction in force was related to the Company’s ongoing restructuring and cost reduction efforts and strategy of focusing its resources on the development and expansion of its core InstantProfile product, the successor to the Company’s LEC-billed directory product. All terminated employees were involved in the marketing and sale of the Company’s InstantPromote product by LiveDeal’s subsidiary, Local Marketing Experts, Inc.

During the three and six months ended March 31, 2011, the Company incurred expenses of $0 and $99,319, respectively, in connection with the reduction in force, of which $37,500 were incurred for one-time employee termination benefits payable in cash.  The remaining expenses related to salaries and wages payable in cash to the affected employees. The Company did not incur any expenses in the three and six months ended March 31, 2012 in connection with any restructuring activities.

Note 4: Discontinued Operations

As part of the Company’s strategy to evaluate each of its business segments as separate entities, management noted that the direct sales business segment had incurred operating losses and declining revenues and did not fit with the Company’s change in strategic direction. Accordingly, in March 2011, the Company made the strategic decision to discontinue its direct sales business and product offerings. Prior financial statements have been restated to present the direct sales business segment as a discontinued operation.

The direct sales business segment accounted for no net revenues for both the three and six months ended March 31, 2012 and $513,751 and $1,236,137 of net revenues for the three and six months ended March 31, 2011, respectively. These revenues are included as part of income from discontinued operations, in the accompanying unaudited condensed consolidated statements of operations.

Note 5: Stock-based Compensation

From time to time, the Company grants restricted stock awards and stock options to officers, directors, employees and consultants. These awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The Company recognized compensation expense of $1,894 and $3,788 during the three and six months ended March 31, 2012, respectively, and $0 and $23,499 during the three and six months ended March 31, 2011, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures. The Company used the estimated forfeiture rate of awards of 50% based on actual forfeiture experience and other factors.

The following represents a summary of stock option activity for the six months ended March 31, 2012:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding at September 30, 2011	24,013	$3.64	9
Granted at market price	-
Exercised	-
Forfeited	(13,487)	$3.53
Outstanding at March 31, 2012	10,526	$3.77	9.1	$-
Exercisable	5,921	$3.77	9.1	$-

On January 13, 2012, the Company terminated the employment of its President and Chief Executive Officer. Pursuant to the terms of his employment with the Company, the termination resulted in the forfeiture of all 13,487 of his unvested stock options.

At March 31, 2012, the Company had $4,828 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized over a weighted-average period of 1.8 years.

Restricted Stock Awards

The Company has previously granted shares of restricted stock to certain individuals. The following table sets forth changes in compensation-related restricted stock awards during the six months ended March 31, 2012:

Outstanding (unvested) at September 30, 2011	1,342
Granted	-
Forfeited	(26)
Vested	(1,053)
Outstanding (unvested) at March 31, 2012	263

Because the number of shares of the Company’s outstanding unvested restricted stock became immaterial, the Company recognized all remaining expense associated with these unvested awards (net of estimated forfeitures) during the three months ended December 31, 2010.

Stock Awards Granted to Directors

In September 2011, in an effort to preserve cash, our Board, after consultation with the Compensation Committee, determined to compensate members of the Board for their monthly retainer and other services as directors and/or members of the Board’s various standing committees through the award of shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Plan (the “2003 Stock Plan”). Under the terms of this arrangement, each non-employee director receives a monthly award of a number of fully vested shares of the Company’s common stock equal to their monthly board of director fees divided by the closing market price of the Company’s common stock on the grant date. The Company granted an aggregate of 8,965 and 40,341 shares of common stock and recognized expense of $37,100 and $83,100 related to this agreement during the three and six months ended March 31, 2012, respectively. No such grants were made and no such expense was recognized during the three and six months ended March 31, 2011.

Note 6: Equity

December 2011 Equity Issuance

On December 12, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of Isaac Capital Group LLC (“ICG”), John Kocmur (“Kocmur”), Kingston Diversified Holdings LLC (“Kingston”), Augustus Gardini, L.P. (“Augustus”) and Lausanne LLC (“Lausanne” and collectively with ICG, Kocmur, Kingston and Augustus, the “Purchasers”) pursuant to which the Company’s issued and sold of an aggregate of 1,612,899 shares (the “Shares”) of the Company’s common stock for an aggregate purchase price equal to $2.0 million. Each of ICG, Kocmur and Kingston (the “Lead Purchasers”) invested $500,000 and were issued 403,225 shares of the Company’s Common Stock, and each of Augustus and Lausanne invested $250,000 and were issued 201,612 shares of the Company’s Common Stock.

Pursuant to the Purchase Agreement:

•	The per share purchase price was $1.24, which was the closing bid price of the Company’s common stock, as reported by the NASDAQ Capital Market, on December 12, 2011, the date of the closing of the purchase and sale.

•	Each Lead Purchaser was given the right, until the date that purchaser beneficially owns less than five percent (5%) of the Company’s issued and outstanding common stock, to nominate one director for election by the Company’s stockholders at each meeting of the stockholders at which directors are to be elected, and to designate a replacement director to fill any vacancy if the director previously designated or nominated by that purchaser ceases for any reason to be a director.

March 2012 Equity Issuance

In March 2012, the Company issued 45,180 shares of its common stock to the Filakos Living Trust in exchange for the received payment of $150,000.

Increase in Shares Under Amended and Restated 2003 Stock Plan

At the 2012 annual meeting of the Company’s Stockholders, the stockholders approved a proposal to increase the number of shares of the Company’s common stock available for issuance under the Company’s Amended and Restated 2003 Stock Plan from 140,000 to 340,000.

Note 7: Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s unaudited condensed consolidated balance sheet. Diluted net loss per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options and convertible preferred stock. Preferred stock dividends are subtracted from net loss to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Loss from continuing operations	$(259,222)	$(2,029,493)	$(454,440)	$(3,914,047)
Less: preferred stock dividends	(479)	(479)	(958)	(958)
Loss from continuing operations applicable to common stock	(259,701)	(2,029,972)	(455,398)	(3,915,005)
Income (loss) from discontinued operations	229	(285,207)	3,809	(131,047)
Net loss applicable to common stock	$(259,472)	$(2,315,179)	$(451,589)	$(4,046,052)

Weighted average common shares outstanding - basic and diluted	2,345,253	658,928	1,692,374	647,757

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.11)	$(3.08)	$(0.27)	$(6.04)
Discontinued operations	0.00	(0.43)	0.00	(0.20)
Net loss	$(0.11)	$(3.51)	$(0.27)	$(6.24)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Options to purchase shares of common stock	24,014	12,813	24,014	12,813
Series E convertible preferred stock	127,840	127,840	127,840	127,840
Shares of non-vested restricted stock	1,342	2,283	1,342	2,283
	153,196	142,936	153,196	142,936

Note 8: Income Taxes

At March 31, 2012, the Company maintained a valuation allowance against its deferred tax assets. The Company determined this valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the three and six months ended March 31, 2012, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

Note 9: Commitments and Contingencies

Operating Leases and Service Contracts

As of March 31, 2012, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease commitments	$342,154	$199,164	$115,996	$25,190	$1,031	$773	$-
Noncanceleable service contracts	-	-	-	-	-	-	-
	$342,154	$199,164	$115,996	$25,190	$1,031	$773	$-

This table excludes minimum payment obligations under capital leases, which are set forth below.

Capital leases

As of March 31, 2012, future obligations under non-cancelable capital leases are as follows for the fiscal years ended September 30:

2012	$5,345
2013	-
2014	-
2015	-
2016	-
Thereafter	-
Total minimum lease payments	5,345
Less imputed interest	(15)
Present value of minimum lease payments	5,330
Less: current maturities of capital lease obligations	5,330
Noncurrent maturities of capital lease obligations	$-

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of March 31, 2012, our annual results of operations or cash flows, or our liquidity.

The Company has not recorded any accruals pertaining to any legal proceedings as of March 31, 2012, as they did not meet the criteria for accrual under FASB ASC 450.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. (“GES“) filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court alleging that the Company’s use of activator checks violated the Washington Consumer Protection Act.  GES sought injunctive relief against the Company’s use of activator checks, as well as damages in an amount equal to three times the damages allegedly sustained by the putative members of the class. LiveDeal denied the allegations and defended the litigation.  The Company is currently negotiating a settlement and expects to file motions with the court jointly with the class representative and class counsel for preliminary and final approval once the settlement documents have been finalized.

Note 10: Concentration of Credit Risk

The Company maintains cash balances at major banking institutions in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per bank, and bank balances periodically exceed the FDIC limit. At times, the Company’s balances may exceed federally insured limits.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with Local Exchange Carrier (“LEC”) service providers. Three such entities accounted for 37%, 28% and 15% of gross receivables at March 31, 2012 and 31%, 25%, and 20% of gross receivables at September 30, 2011, respectively.

Note 11: Segment Reporting

The Company has historically had two reportable operating segments: Directory Services and Direct Sales - Customer Acquisition Services. During fiscal 2011, the Company discontinued its direct sales operations as described in Note 4 above. Accordingly, the Company’s continuing operations consist of only one business segment.

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

Note 13: Subsequent Events

On April 3, 2012 (the “Closing Date”), the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Isaac Capital Group LLC (“ICG”), pursuant to which ICG agreed to purchase for cash up to $2,000,000 in aggregate principal amount of the Company’s unsecured Subordinated Convertible Notes (“Notes”). ICG is owned by Jon Isaac, the Company’s President and Chief Executive Officer and a director on our Board, and prior to this transaction owned 403,225 shares, or 16.8% of the Company’s outstanding common stock. The Company issued an initial Note in the principal amount of $250,000 to ICG on the Closing Date. The Company intends to use the proceeds of the initial Note for working capital and other general corporate purposes.

The Purchase Agreement and the Notes, which are unsecured, provide that all amounts payable by LiveDeal to ICG under the Notes will be due and payable on April 3, 2013 (the “Maturity Date”), provided that LiveDeal has the option in its discretion to extend the Maturity Date by up to one (1) year if no Event of Default (as defined in the Purchase Agreement) has occurred and is continuing, and LiveDeal is in material compliance with its agreements and covenants under the Purchase Agreement and the Notes, as of the Maturity Date.

The Purchase Agreement and the Notes provide that:

•	The Notes will accrue interest at an annual interest rate equal to 8%. All interest will be payable on the Maturity Date or upon the conversion of the applicable Note.

•	The Company has the option to prepay each Note, in whole or in part, at any time without premium or penalty.

•	Either the Company or ICG may elect at any time to convert all or any portion of any Note (including all principal and accrued interest) into a number of shares of the Company’s common stock equal to the dollar amount being converted divided by the conversion price. Subject to adjustment for stock splits and combinations, share reclassifications, certain fundamental transactions and share issuances, the conversion price will be equal to 60% of the lesser of (i) $3.96, which was the closing bid price of the Company’s common stock on the Closing Date and (ii) the 10-day weighted average closing bid price of the Company’s common stock for the 10 business days immediately preceding the date of the applicable notice of conversion. In connection with the conversion of any Note, we will also issue to ICG a warrant to purchase a number of shares of the Company’s common stock equal to the number of shares issuable upon conversion. This number of shares is subject to adjustment in the event of stock splits or combinations, stock dividends, certain stock issuances, certain fundamental transactions, and the like. Each warrant will be exercisable for a period of five (5) years following the date of its issuance at an exercise price equal to 120% of the conversion price of the applicable Note (with the exercise being subject to adjustment under the same conditions as the number of shares for which the warrant is exercisable.) The warrants provide that they may be exercised in whole or in part and include a cashless exercise feature.

•	The Notes provide that, upon the occurrence of any Event of Default, all amounts payable to ICG will become immediately due and payable without any demand of or notice.

•	The Company may issue additional Notes in an aggregate principal amount of up to $1,750,000 to ICG from time to time upon notice to ICG prior to April 3, 2013, provided that each Note must be in a principal amount of at least $100,000.

•	The Company (i) is required to provide certain financial and other information to ICG from time to time, (ii) must maintain its corporate existence, business, assets, properties, insurance and records in accordance with the requirements set forth in the Purchase Agreement, (iii) with certain exceptions, must not incur or suffer to exist any liens or other encumbrances with respect to the Company’s property or assets, (iv) must not make certain loans or investments except in compliance with the terms of the Purchase Agreement, and (v) must not enter into certain types of transactions, including dispositions of it’s assets or business.

•	The Notes provide that, upon the occurrence of any Event of Default, all amounts payable to ICG will become immediately due and payable without any demand of or notice.

The events of default (“Events of Default”) which trigger the acceleration of the Notes include (among other things): (i) the Company’s failure to make any payment required under the Notes when due (subject to a three-day cure period), (ii) the Company’s failure to comply with its covenants and agreements under the Purchase Agreement, the Notes and any other transaction documents, and (iii) the occurrence of a change of control with respect to the Company.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2012, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Forward-Looking Statements

This portion of this Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to (i) our expectation that continued growth in business demand for online advertising and websites will drive increased revenues; (ii) expectation that cost of sales will continue to be directly correlated to our use of our internal fulfillment of customers costs, (iii) belief that our existing cash on hand, together with additional cash generated from operations or obtained from other sources, such sources of cash possibly including stock issuances and loans will provide us with sufficient liquidity to meet our operating needs for the next 12 months and (iv) belief that our gross profit margin and selling, general and administrative costs will support the Company’s business plans and opportunities.

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

Our Company

LiveDeal, Inc. primarily provides local internet marketing services for small businesses. LiveDeal, through our wholly owned subsidiary (Velocity Marketing Concepts, Inc.), offers an affordable way for small businesses to extend their marketing reach to local, relevant customers via the Internet.

We use the latest technologies to deliver best-in-breed online marketing solutions to our small business customers.  We have online advertising solutions to help small businesses grow their company and realize online success.

Summary Business Description

We deliver affordable acquisition services to the small business segment through the InstantAgency® Suite of products and services. These products are currently sold through Velocity Marketing Concepts which targets complimentary aspects of the small business market.

The InstantAgency products include:

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

InstantProfile’s social media platform, InstantBUZZ, not only creates a presence for the advertiser in select social media networks, it also allows the advertiser to use one location to broadcast their messages across their entire social media network. By leveraging this automation, our customers avoid the need to manage multiple logins for individual websites and duplicate submissions, thereby decreasing the time required to broadcast their messages through multiple social media channels.

Additionally, InstantProfile customers enjoy a suite of communication tools that assist them in communicating directly with their customers and employees. These communication tools include a conferencing solution to host calls with up to 10 participants and an online electronic fax solution with unlimited faxes included.

The key attribute the InstantAgency® products and services all have in common is high value, low cost marketing options that service the many needs of the small business customer. The suite of products and services was strategically chosen to be entry level products and services that can grow with a small business as it grows. For those starting with the more customized products and services, InstantAgency® can continue to drive more online visitors and callers and in turn customers based on the customer budget.  Our strategic advantage is the ability to service the small business customer regardless of their budget or online knowledge.

Recent Developments

Financial Performance

We have embarked on a significant change in business strategy to maintain our legacy business (directory services offering) and update it to meet current market requirements and move ahead of our competitors in this market segment.  We have continued to experience a decline in revenues due to the stop in new sales in July 2011. However, we have also reduced our costs of sales, primarily due to fulfillment cost reductions, ongoing costs and expenses and reduced ongoing operating losses. Our losses have decreased from $2,314,700 and $4,045,094, for the three and six months ended March 31, 2011 to $258,993 and $450,631 for the three and six months ended March 31, 2012 respectively.

Discontinued Operations

As part of our strategy to evaluate each of our business segments as separate entities, management noted that the direct sales business segment has incurred operating losses and declining revenues and did not fit with our change in strategic direction. Accordingly, in March 2011, we made the strategic decision to discontinue our direct sales business and product offerings. Prior financial statements have been restated to present the direct sales business segment as a discontinued operation.

The direct sales business segment accounted for no net revenues for the three and six months ended March 31, 2012 and $513,751 and $1,236,137 of net revenues for the three and six months ended March 31, 2011, respectively. Net revenues from this business segment are now included as part of income from discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Restructuring Activities

On November 30, 2010, the Board approved a reduction in force that resulted in the termination of 36 of our employees or approximately 60% of our workforce, effective December 1, 2010. The reduction in force was related to our ongoing restructuring and cost reduction efforts and strategy of focusing our resources on the development and expansion of our core InstantProfile product, the successor to our LEC-billed directory product. All terminated employees were involved in the marketing and sale of our InstantPromote product by its subsidiary, Local Marketing Experts, Inc.

During the three and six months ended March 31, 2011, we incurred expenses of $0 and $99,319 respectively, in connection with this reduction in force. Of the $99,319 incurred in the fiscal quarter ended December 31, 2011, $37,500 were incurred for one-time employee termination benefits payable in cash and the remaining expenses related to salaries and wages payable in cash to the affected employees. No expenses were incurred in the three and six months ended March 31, 2012 in connection with the restructuring activities.

Termination and Appointment of Principal Officers

On January 13, 2012, we terminated the employment of Kevin A. Hall, our President and Chief Executive Officer, effective as of January 20, 2012. Pursuant to the terms of Mr. Hall’s employment agreement, if he was terminated without cause, upon his resignation from the Board and execution of a customary release, Mr. Hall would be entitled to receive (among other things) a lump sum severance payment equal to three months of his current base salary, or $56,250. We have not made any severance payments to Mr. Hall because the parties have disputed the circumstances and consequences of his termination.

Effective as of January 20, 2012, our Board appointed Jon Isaac to serve as our President and Chief Executive Officer. Mr. Isaac was previously appointed to our Board by ICG on December 12, 2011, pursuant to the terms of the Securities Purchase Agreement described above under the heading “-Recent Developments-Equity Issuance). Mr. Isaac has agreed to be paid an annual salary of $1 for his services as President and Chief Executive Officer, and will be eligible to receive bonuses in the forms and amounts determined by our Compensation Committee in its sole discretion. We do not have a written employment agreement with Mr. Isaac.

Changes in Terms of Employment of Our Chief Financial Officer

Effective February 27, 2012, the terms of the May 20, 2011 employment agreement between LiveDeal and the Chief Financial Officer, Lawrence W. Tomsic were amended. The revision provides for a salary of $110,000 ( a 50% reduction) for the remainder of the contract and all 10,526 stock options will fully vest on May 20, 2012.

Appointments and Resignation to the Board of Directors

On January 19, 2012, Sheryle Bolton resigned as a member of the Board. Ms. Bolton formerly served as our Lead Director and was a member of our Audit Committee. Her resignation did not result from any disagreement with us on any matter relating to our operations, policies, or practices.

On January 25, 2012, the Board appointed Dennis Gao as a director to fill the vacancy created by Ms. Bolton’s resignation. Mr. Gao was subsequently elected to our Board at our annual meeting of stockholders held on February 23, 2012. Mr. Gao was also appointed as a member of the Board’s Audit Committee.

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

Change in Independent Registered Public Accounting Firm

On January 10, 2012, the Company dismissed Mayer Hoffman McCann P.C. (“MHM”) and approved the engagement of Kabani & Company, Inc (“Kabani”) to replace MHM as our independent registered public accounting firm. Both actions were approved by our board’s Audit Committee. At the 2012 annual meeting of our stockholders on February 23, 2012, our stockholders ratified the appointment of Kabani as our independent registered public accounting firm.

Results of Operations

The following sets forth a discussion of our financial results for the three and six months ended March 31, 2012 as compared to the three and six months ended March 31, 2011. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below.

Net Revenues

	Net Revenues
	2012	2011	Change	Percent

Three Months Ended March 31,	$821,701	$1,118,165	$(296,464)	(27)%
Six Months Ended March 31,	$1,673,114	$2,112,787	$(439,673)	(21)%

Net revenues decreased in the second quarter and first six months of fiscal 2012 as compared to the second quarter and first six months of fiscal 2011 primarily due to the fact that new sales were paused July 15, 2011 when we began exploring new sales programs and improving our marketing and fulfillment services.

Cost of Services

	Cost of Services
	2012	2011	Change	Percent

Three Months Ended March 31,	$226,608	$1,512,783	$(1,286,175)	(85)%
Six Months Ended March 31,	$462,427	$2,407,360	$(1,944,933)	(81)%

Cost of services decreased in the second quarter and first six months of fiscal 2012 as compared to the second quarter and first six months of fiscal 2011 primarily due to decreased costs associated with the decline in the number of our customers and the provisioning of fulfillment activities are now done by us rather than outside vendors.

Gross Profit

	Gross Profit
	2012	2011	Change	Percent

Three Months Ended March 31,	$595,093	$(394,618)	$989,711	251%
Six Months Ended March 31,	$1,210,687	$(294,573)	$1,505,260	511%

Gross profit increased in the second quarter and first six months of fiscal 2012 as compared to the second quarter and first six months of fiscal 2011 primarily due to the decreased cost of fulfillment services as described above.

General and Administrative Expenses

	General and Administrative Expenses
	2012	2011	Change	Percent

Three Months Ended March 31,	$821,434	$1,611,382	$(789,948)	(49)%
Six Months Ended March 31,	$1,588,242	$3,583,951	$(1,995,709)	(56)%

General and administrative expenses decreased in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 primarily due to the following:

•	Decreased compensation costs of approximately $241,000 reflecting the reduction of employees from 21 at March 31, 2011 to 10 at March 31, 2012;

•	Other expense decreases of $113,000, including, but not limited to, rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives;

•	Decreased professional fees of approximately $313,000 related to reductions in IT consulting fees of $88,000, legal fees of $88,000, accounting fees of $1,000, marketing consultant fees of $14,000, outside sales service costs of $85,000 and other miscellaneous consultants costs of $37,000; and

•	Decreased depreciation and amortization expense of $123,000.

General and administrative expenses decreased in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011 primarily due to the following:

•	Decreased compensation costs of approximately $836,000 reflecting the reduction of employees from 21 at March 31, 2011 to 10 at March 31, 2012;

•	Other expense decreases of $278,000, including, but not limited to, rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives;

•	Decreased professional fees of approximately $623,000 related to reduction in IT consulting fees of $144,000, legal fees of $192,000, accounting fees of $14,000, marketing consultant fees of $28,000, outside sales service costs of $181,000 and other miscellaneous consultants costs of $64,000; and

•	Decreased depreciation and amortization expense of $259,000.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q2 2012	Q1 2012	Q4 2011	Q3 2011	Q2 2011
Compensation for employees, officers and directors	$295,333	$341,325	$340,888	$422,901	$536,269
Professional fees	226,403	143,805	360,221	338,960	539,950
Depreciation and amortization	67,391	69,281	88,868	79,227	190,254
Other general and administrative costs	232,307	212,397	174,887	291,448	344,909

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2012	2011	Change	Percent

Three Months Ended March 31,	$519	$23,183	$(22,664)	(98)%
Six Months Ended March 31,	$579	$36,775	$(36,196)	(98)%

Sales and marketing expenses decreased in the second quarter and first six months of fiscal 2012 as compared to the second quarter and first six months of fiscal 2011 primarily due to the reduction in spending for marketing materials.

Operating Loss

	Operating Loss
	2012	2011	Change	Percent
Three Months Ended March 31,	$(226,860)	$(2,029,183)	$1,802,323	89%
Six Months Ended March 31,	$(378,134)	$(3,915,299)	$3,537,165	90%

The reduction in operating loss for the second quarter and first six months of fiscal 2012 as compared to the second quarter and first six months of 2011 reflect a variety of changes in net revenues, cost of sales, general and administrative expenses and sales and marketing expenses, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2012	2011	Change	Percent
Three Months Ended March 31,	$(32,362)	$(310)	$(32,052)	(10339)%
Six Months Ended March 31,	$(76,306)	$1,252	$(77,558)	(6195)%

For the second quarter and first six months of fiscal 2012, we paid $41,000 and $85,000 in interest expense, respectively, primarily for the Everest Group loan.

Income from Discontinued Operations

	Income (Loss) from Discontinued Operations
	2012	2011	Change	Percent

Three Months Ended March 31,	$229	$(285,207)	$285,436	100%
Six Months Ended March 31,	$3,809	$(131,047)	$134,856	103%

In March 2011, we decided to discontinue the direct sales business and closed that business segment in May 2011 and reflected the change for previously reported periods. For more information, see discussions under the heading “Recent Developments-Discontinued Operations” above. The decline in profitability between the three and six months ended March 31, 2012 as compared to the three and six months ended March 31, 2011 reflects a decline in revenues as we discontinued that business in May 2011.

Net Loss

	Net Loss
	2012	2011	Change	Percent

Three Months Ended March 31,	$(258,993)	$(2,314,700)	$2,055,707	89%
Six Months Ended March 31,	$(450,631)	$(4,045,094)	$3,594,463	89%

The reduction in net loss for the second quarter and first six months of fiscal 2012 as compared to the second quarter and first six months of 2011 are primarily attributable to changes in operating income, other income (expense) and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash generated in operating activities was approximately $6,000 for the first six months of fiscal 2012 as compared to cash used in operating activities of approximately $2,805,000 for the first six months of fiscal 2011, an improvement of $2,811,000. A decrease of $3,594,000 in our net loss accounted for the majority of this variance. The cash impacts of the decreased net loss were partially offset by a reduction of non-cash expenses of $965,000 including depreciation expense, stock compensation and bad debt expense. Changes in working capital and other current assets caused an increase in operating cash flows of $199,000 during the first six months of fiscal 2012 as compared to an increase in operating cash flows of $17,000 for the first six months of 2011. This working capital variance resulted primarily from the changes in accounts receivable and accounts payable. Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings.

We discontinued the direct sales services business in March 2011 as discussed above under the heading “Recent Developments-Discontinued Operations”. We previously received upfront payments averaging approximately one-sixth of the gross contract amount. Subsequent payments were received on an installment basis after the application of the initial payment amounts and were billed ratably over the remaining life of the contract.

Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

In March 2012, we invested $8,000 in intangible assets primarily trade names and software development.

During the first six months of fiscal 2012, our cash flows from financing activities consisted of $2,150,000 received from the issuance of stock to investors, partially offset by $32,000 of payments on capital lease obligations and $250,000 of repayments of notes payable. During the first six months of fiscal 2011, our cash flows from financing activities consisted of $250,000 received from the issuance of stock to an investor, partially offset by $31,000 of payments on capital lease obligations.

We had working capital of $869,000 as of March 31, 2012 compared to $(1,050,000) as of September 30, 2011 with current assets increasing by $1,696,000 and current liabilities decreasing by $223,000 from September 30, 2011 to March 31, 2012. Increases in working capital are primarily attributable to the proceeds received from the issuance of stock to our investors partially offset by our operating net loss.

While we believe that our existing cash on hand is sufficient to finance our operations for the next twelve months, there can be no assurance that we will generate profitability or positive operating cash flows in the near future. To the extent that we cannot achieve profitability or positive operating cash flows, our business will be materially and adversely affected. Further, our business is likely to experience significant volatility in our revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements our new strategies and responds to operating results.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2012 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease commitments	$342,154	$199,164	$115,996	$25,190	$1,031	$773	$-
Capital lease commitments	5,345	5,345	-	-	-	-	-
Noncanceleable service contracts	-	-	-	-	-	-	-
	$347,499	$204,509	$115,996	$25,190	$1,031	$773	$-

Off-Balance Sheet Arrangements

At March 31, 2012, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of March 31, 2012, our annual results of operations or cash flows, or our liquidity.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. (“GES“) filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court alleging that the Company’s use of activator checks violated the Washington Consumer Protection Act.  GES sought injunctive relief against the Company’s use of activator checks, as well as damages in an amount equal to three times the damages allegedly sustained by the putative members of the class. LiveDeal denied the allegations and defended the litigation.  The Company is currently negotiating a settlement and expects to file motions with the court jointly with the class representative and class council for preliminary and final approval once the settlement documents have been finalized.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We may lose our LEC billing channels

The largest LEC billing companies have issued a notice to all clearinghouses that they will cease billing for third parties as of December 28, 2012. We anticipate that the three remaining LEC’s which have not announced that they will terminate their LEC billing contracts will also cease processing for third parties as of the end of this calendar year. We plan to continue to bill our LEC billing customers by switching to alternative billing methods we currently use for our other customers. The change in billing methods may adversely impact our business by increasing cancellation and refund requests from our LEC billing companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On March 30, 2012, we entered into a Securities Purchase Agreement with The Filakos Living Trust, an unaffiliated investor, pursuant to which we issued the trust 45,180 shares of our common stock in exchange for $150,000. We offered and sold these shares without registration under the Securities Act of 1933 to an accredited investor in reliance upon the exemption from the registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The shares may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend has been placed on the share certificate we issued.

ITEM 6. EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description

10.1	Note and Warrant Purchase Agreement dated April 3, 2012, by and between LiveDeal, Inc and Isaac Capital Group LLC

10.2	Senior Subordinated Convertible Note dated April 3, 2012, issued to Isaac Capital Group LLC

10.3	Subordinated Guaranty, dated April 3, 2012, in favor of Isaac Capital Group LLC

10.4	Form of Warrant issuable upon conversion of Senior Subordinated Convertible Note dated April 3, 2012

31.1	Certification of Jon Isaac pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Lawrence W. Tomsic pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certification of Jon Isaac and Lawrence W. Tomsic

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: May 15, 2012	/s/ Lawrence W. Tomsic
Lawrence W. Tomsic
Chief Financial Officer