Form 10-Q
period 2012-06-30
LIVEDEAL INC
filed 2012-08-14
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number 001-33937

LiveDeal, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	85-0206668 (IRS Employer Identification No.)

6240 McLeod Drive, Suite 120 Las Vegas, Nevada (Address of principal executive offices)	89120 (Zip Code)

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 1, 2012 was 2,434,119.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to our (i) expectation that continued growth in business demand for online advertising and websites will drive increased revenues; (ii) expectation that cost of sales will continue to be directly correlated to our use of our internal fulfillment of customers costs, (iii) belief that our existing cash on hand, together with additional cash generated from operations or obtained from other sources, such sources of cash possibly including stock issuances and loans will provide us with sufficient liquidity to meet our operating needs for the next 12 months, (iv) belief that our gross profit margin and selling, general and administrative costs will support the Company’s business plans and opportunities and (v) plans to expand into new lines of business.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2012	2011

Assets
Cash and cash equivalents	$1,735,335	$244,470
Accounts receivable, net	521,245	654,856
Prepaid expenses and other current assets	87,176	113,323
Total current assets	2,343,756	1,012,649
Accounts receivable, long term portion, net	356,394	371,438
Property and equipment, net	63,712	171,201
Deposits and other assets	33,207	31,007
Intangible assets, net	1,347,955	1,222,334
Total assets	$4,145,024	$2,808,629

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$832,276	$600,908
Accrued liabilities	530,045	424,595
Notes payable	129,944	1,000,000
Current portion of capital lease obligation	–	36,992
Total current liabilities	1,492,265	2,062,495
Total liabilities	1,492,265	2,062,495

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,433,442 and 698,491 shares issued, 2,433,442 and 694,239 shares outstanding at June 30, 2012 and September 30, 2011, respectively	2,433	698
Treasury stock (0 and 4,252 shares, respectively, carried at cost)	–	(70,923)
Paid in capital	23,380,882	20,813,082
Accumulated deficit	(20,741,422)	(20,007,589)
Total stockholders' equity	2,652,759	746,134

Total liabilities and stockholders' equity	$4,145,024	$2,808,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Net revenues	$777,857	$1,124,976	$2,450,971	$3,237,763
Cost of services	108,661	1,048,229	571,088	3,455,589
Gross profit	669,196	76,747	1,879,883	(217,826)

Operating expenses:
General and administrative expenses	742,353	1,172,531	2,330,595	4,756,487
Sales and marketing expenses	1,712	19,543	2,291	56,318
Total operating expenses	744,065	1,192,074	2,332,886	4,812,805
Operating loss	(74,869)	(1,115,327)	(453,003)	(5,030,631)
Other income (expense):
Interest income (expense), net	(64,845)	(24,151)	(149,401)	(22,899)
Other income (expense)	(150,000)	(11,455)	(141,750)	(11,455)
Total other income (expense)	(214,845)	(35,606)	(291,151)	(34,354)

Loss before income taxes	(289,714)	(1,150,933)	(744,154)	(5,064,985)
Income tax provision (benefit)	–	–	–	–
Loss from continuing operations	(289,714)	(1,150,933)	(744,154)	(5,064,985)

Discontinued operations
Income (loss) from discontinued component, including disposal costs	7,944	7,561	11,753	(123,486)
Income tax provision (benefit)	–	–	–	–
Income (loss) from discontinued operations	7,944	7,561	11,753	(123,486)

Net loss	$(281,770)	$(1,143,372)	$(732,401)	$(5,188,471)

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.12)	$(1.69)	$(0.39)	$(7.68)
Discontinued operations	0.00	0.01	0.01	(0.19)
Net loss	$(0.12)	$(1.68)	$(0.38)	$(7.87)

Weighted average common shares outstanding:
Basic	2,402,168	682,374	1,928,589	659,296
Diluted	2,402,168	682,374	1,928,589	659,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(732,401)	$(5,188,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192,340	474,958
Stock based compensation expense	123,797	36,338
Amortization of deferred stock compensation	–	17,885
Amortization of debt discount	41,667	–
Provision for uncollectible accounts	43,911	376,395
Non-cash impairment of goodwill and intangibles	–	367,588
Loss/(gain) on disposal of property and equipment	(8,169)	39,134
Changes in assets and liabilities:
Accounts receivable	104,744	(253,451)
Prepaid expenses and other current assets	26,147	74,636
Deposits and other assets	(2,200)	10,492
Accounts payable	231,368	310,435
Accrued liabilities	108,956	(246,344)

Net cash provided by/(used in) operating activities	130,160	(3,980,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of certificates of deposits	–	101,293
Expenditures for intangible assets	(201,627)	–
Purchases of property and equipment	(676)	(3,880)

Net cash provided by/(used in) investing activities	(202,303)	97,413

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	–	1,000,000
Payments on notes payable	(1,000,000)	–
Principal repayments on capital lease obligations	(36,992)	(46,003)
Issuance of common stock for cash	2,350,000	300,000
Proceeds from issuance of convertible debt and warrants	250,000	–

Net cash provided by financing activities	1,563,008	1,253,997

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,490,865	(2,628,995)

CASH AND CASH EQUIVALENTS, beginning of period	244,470	3,227,374

CASH AND CASH EQUIVALENTS, end of period	$1,735,335	$598,379

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Accrued and unpaid dividends	$1,438	$1,438

Interest paid	$104,132	$25,845

Income tax paid (received)	$–	$–

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

The accompanying condensed consolidated balance sheet as of September 30, 2011, which has been derived from our audited consolidated financial statements, and the accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending September 30, 2012. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2011 and for the year then ended included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been made by management throughout the preparation of the condensed consolidated financial statements, including in conjunction with establishing allowances for customer refunds, non-paying customers, dilution and fees, analyzing the recoverability of the carrying amount of intangible assets, evaluating the merits of pending litigation, estimating forfeitures of stock-based compensation, valuing beneficial conversion features in convertible debt, and evaluating the recoverability of deferred tax assets. Actual results could differ from these estimates.

While the Company believes that its existing cash on hand is sufficient to finance our operations for the next twelve months, there can be no assurance that we will generate profitability or positive operating cash flows in the near future. To the extent that we cannot achieve profitability or positive operating cash flows, our business will be materially and adversely affected. Further, our business is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements and revises our strategies and responds to operating results and market conditions.

Effective August 10, 2011, the Company implemented a 20-for-19 forward stock split with respect to issued and outstanding shares of its common stock via a stock dividend.  All share and per share amounts have been retroactively restated for the effects of this stock split.

Note 2: Balance Sheet Information

Balance sheet information is as follows:

	June 30,	September 30,
	2012	2011
	(unaudited)
Receivables, current, net:
Accounts receivable, current	$1,998,429	$2,080,747
Less: Allowance for doubtful accounts	(1,477,184)	(1,425,891)
	$521,245	$654,856
Receivables, long term, net:
Accounts receivable, long term	$490,356	$569,178
Less: Allowance for doubtful accounts	(133,962)	(197,740)
	$356,394	$371,438
Total receivables, net:
Gross receivables	$2,488,785	$2,649,925
Less: Allowance for doubtful accounts	(1,611,146)	(1,623,631)
	$877,639	$1,026,294

Components of allowance for doubtful accounts are as follows:

	June 30,	September 30,
	2012	2011
	(unaudited)
Allowance for dilution and fees on amounts due from billing aggregators	$1,599,466	$1,477,769
Allowance for customer refunds	11,680	145,862
	$1,611,146	$1,623,631

	June 30,	September 30,
	2012	2011
	(unaudited)
Property and equipment, net:
Leasehold improvements	$201,476	$201,476
Furnishings and fixtures	233,577	233,577
Office, computer equipment and other	427,607	426,931
	862,660	861,984
Less: Accumulated depreciation	(798,948)	(690,783)
	63,712	$171,201

	June 30,	September 30,
	2012	2011
	(unaudited)
Intangible assets, net:
Domain name and marketing related intangibles	$1,511,650	$1,509,600
Non-compete agreements	559,686	351,941
Website and technology related intangibles	2,071,336	1,861,541
	(723,381)	(639,207)
Less: Accumulated amortization	$1,347,955	$1,222,334

	June 30,	September 30,
	2012	2011
	(unaudited)
Accrued liabilities:
Deferred revenue	$2,577	$14,553
Accrued payroll and bonuses	33,585	63,043
Accruals for service contracts	56,328	86,550
Accruals under revenue sharing agreements	437,555	260,449
Accrued expenses - other	$530,045	$424,595

Note 3: Restructuring Activities

On November 30, 2010, the Company’s Board of Directors (the “Board”) approved a reduction in force that resulted in the termination of 36 employees, or approximately 60% of its workforce, effective December 1, 2010. The reduction in force was related to the Company’s ongoing restructuring and cost reduction efforts and strategy of focusing its resources on the development and expansion of its core InstantProfile product, the successor to the Company’s LEC-billed directory product. All terminated employees were involved in the marketing and sale of the Company’s InstantPromote product by LiveDeal’s subsidiary, Local Marketing Experts, Inc.

During the three and nine months ended June 30, 2011, the Company incurred expenses of $0 and $99,319, respectively, in connection with the reduction in force, of which $37,500 were incurred for one-time employee termination benefits payable in cash.  The remaining expenses related to salaries and wages payable in cash to the affected employees. The Company did not incur any expenses in the three and nine months ended June 30, 2012 in connection with any restructuring activities.

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

The direct sales business segment accounted for no net revenues for both the three and nine months ended June 30, 2012 and $105,293 and $1,341,430 of net revenues for the three and nine months ended June 30, 2011, respectively. These revenues are included as part of income from discontinued operations, in the accompanying unaudited interim condensed consolidated statements of operations.

Note 5: Stock-based Compensation

From time to time, the Company grants restricted stock awards and stock options to officers, directors, employees and consultants. These awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The Company recognized compensation expense of $13,154 and $16,942 during the three and nine months ended June 30, 2012, respectively, and $12,839 and $36,338 during the three and nine months ended June 30, 2011, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures. The Company used the estimated forfeiture rate of awards of 50% based on actual forfeiture experience and other factors.

The following represents a summary of stock option activity for the nine months ended June 30, 2012:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life
Outstanding at September 30, 2011	24,013	$3.64
Granted at market price	–
Exercised	–
Forfeited	(13,487)	$3.53
Outstanding at June 30, 2012	10,526	$3.77	8.9
Exercisable	10,526	$3.77	8.9

On January 13, 2012, the Company terminated the employment of its President and Chief Executive Officer. Pursuant to the terms of his employment with the Company, the termination resulted in the forfeiture of all 13,487 of his unvested stock options.

On May 20, 2012, the employment of Larry Tomsic, the Company’s Chief Financial Officer, terminated. In exchange for services performed during this quarter, the Company agreed to accelerate the vesting of Mr. Tomsic’s existing options to purchase an aggregate of 10,526 shares of the Company’s common stock. In accordance with the provisions of his option agreements, all his options will lapse unless they are exercised within 90 days of the termination date.

Restricted Stock Awards

The Company has previously granted shares of restricted stock to certain individuals. The following table sets forth changes in compensation-related restricted stock awards during the nine months ended June 30, 2012:

Outstanding (unvested) at September 30, 2011	1,342
Granted	–
Forfeited	(26)
Vested	(1,053)
Outstanding (unvested) at June 30, 2012	263

Because the number of shares of the Company’s outstanding unvested restricted stock became immaterial, the Company recognized all remaining expense associated with these unvested awards (net of estimated forfeitures) during the three months ended December 31, 2010.

Stock Awards Granted to Directors

In September 2011, in an effort to preserve cash, our Board, after consultation with the Compensation Committee, determined to compensate members of the Board for their monthly retainer and other services as directors and/or members of the Board’s various standing committees through the award of shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Plan (the “2003 Stock Plan”). Under the terms of this arrangement, each non-employee director receives a monthly award of a number of fully vested shares of the Company’s common stock equal to their monthly board of director fees divided by the closing market price of the Company’s common stock on the grant date. The Company granted an aggregate of 4,581 and 44,922 shares of common stock and recognized expense of $23,800 and $106,900 related to this arrangement during the three and nine months ended June 30, 2012, respectively. No such grants were made and no such expense was recognized during the three and nine months ended June 30, 2011.

Note 6: Debt

On April 3, 2012 (the “Closing Date”), the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Isaac Capital Group LLC (“ICG”), pursuant to which ICG agreed to purchase for cash up to $2,000,000 in aggregate principal amount of the Company’s unsecured Subordinated Convertible Notes (“Notes”). ICG is owned by Jon Isaac, the Company’s President and Chief Executive Officer and a director on our Board, and prior to this transaction owned 403,225 shares, or 16.8% of the Company’s outstanding common stock. The Purchase Agreement and the Notes, which are unsecured, provide that all amounts payable by LiveDeal to ICG under the Notes will be due and payable on April 3, 2013 (the “Maturity Date”), provided that LiveDeal has the option in its discretion to extend the Maturity Date by up to one year if no Event of Default (as defined in the Purchase Agreement) has occurred and is continuing, and LiveDeal is in material compliance with its agreements and covenants under the Purchase Agreement and the Notes, as of the Maturity Date.

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
  If ICG elects to convert all or any portion of any Note, the Company must issue to ICG on the date of the conversion a warrant (“Contingent Warrant”) to purchase a number of shares of the Company’s common stock equal to the number of shares issuable upon conversion. This number of shares is subject to adjustment in the event of stock splits or combinations, stock dividends, certain stock issuances, certain fundamental transactions, and the like. Each Contingent Warrant will be exercisable for a period of five (5) years following the date of its issuance at an exercise price equal to 120% of the conversion price of the applicable Note (with the exercise being subject to adjustment under the same conditions as the number of shares for which the warrant is exercisable.) The Contingent Warrants provide that they may be exercised in whole or in part and include a cashless exercise feature.
  The Notes provide that, upon the occurrence of any Event of Default, all amounts payable to ICG will become immediately due and payable without any demand or notice.
  The Company may issue additional Notes in an aggregate principal amount of up to $1,750,000 to ICG from time to time upon notice to ICG prior to April 3, 2013, provided that each Note must be in a principal amount of at least $100,000.
  The Company (i) is required to provide certain financial and other information to ICG from time to time, (ii) must maintain its corporate existence, business, assets, properties, insurance and records in accordance with the requirements set forth in the Purchase Agreement, (iii) with certain exceptions, must not incur or suffer to exist any liens or other encumbrances with respect to the Company’s property or assets, (iv) must not make certain loans or investments except in compliance with the terms of the Purchase Agreement, and (v) must not enter into certain types of transactions, including dispositions of its assets or business.

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

The Company issued an initial Note in the principal amount of $250,000 to ICG on the Closing Date. Because the conversion price is less than the stock price, this gave rise to a beneficial conversion feature valued at $166,667. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The discount to the Note is being amortized to interest expense until maturity or its earlier repayment or conversion. During the three and nine months ended June 30, 2012, the Company recognized $41,667 of interest expense associated with amortized debt discount.

As mentioned above, the Purchase Agreement contains contingent provisions for the adjustment of the conversion ratio and conversion price, and the issuance of Contingent Warrants upon conversion. These items are not accounted for until such contingencies are resolved.

The Company intends to use the proceeds of the initial Note for working capital and other general corporate purposes.

Note 7: Equity

December 2011 Equity Issuance

On December 12, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of Isaac Capital Group LLC (“ICG”), John Kocmur (“Kocmur”), Kingston Diversified Holdings LLC (“Kingston”), Augustus Gardini, L.P. (“Augustus”) and Lausanne LLC (“Lausanne” and collectively with ICG, Kocmur, Kingston and Augustus, the “Purchasers”) pursuant to which the Company’s issued and sold an aggregate of 1,612,899 shares (the “Shares”) of the Company’s common stock for an aggregate purchase price equal to $2.0 million. Each of ICG, Kocmur and Kingston (the “Lead Purchasers”) invested $500,000 and were issued 403,225 shares of the Company’s Common Stock, and each of Augustus and Lausanne invested $250,000 and were issued 201,612 shares of the Company’s Common Stock.

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

March 2012 Equity Issuance

In March 2012, the Company issued 45,180 shares of its common stock in exchange for the received payment of $150,000.

June 2012 Equity Issuance

In June 2012, the Company issued 36,364 shares of its common stock in exchange for the received payment of $200,000.

Increase in Shares Under Amended and Restated 2003 Stock Plan

At the 2012 annual meeting of the Company’s Stockholders, the stockholders approved a proposal to increase the number of shares of the Company’s common stock available for issuance under the Company’s Amended and Restated 2003 Stock Plan from 140,000 to 340,000.

Note 8: Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s unaudited interim condensed consolidated balance sheet. Diluted net loss per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options and convertible preferred stock. Preferred stock dividends are subtracted from net loss to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Loss from continuing operations	$(289,714)	$(1,150,933)	$(744,154)	$(5,064,985)
Less: preferred stock dividends	(479)	(479)	(1,438)	(1,438)
Loss from continuing operations applicable to common stock	(290,193)	(1,151,412)	(745,592)	(5,066,423)
Income (loss) from discontinued operations	7,944	7,561	11,753	(123,486)
Net loss applicable to common stock	$(282,249)	$(1,143,851)	$(733,839)	$(5,189,909)

Weighted average common shares outstanding - basic and diluted	2,402,168	682,374	1,928,589	659,296

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.12)	$(1.69)	$(0.39)	$(7.68)
Discontinued operations	0.00	0.01	0.01	(0.19)
Net loss	$(0.12)	$(1.68)	$(0.38)	$(7.87)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three and Nine Months Ended June 30,
	2012	2011
Options to purchase shares of common stock	10,526	12,813
Warrants to purchase shares of common stock	98,971	–
Series E convertible preferred stock	127,840	127,840
Shares of non-vested restricted stock	1,342	2,283
	252,167	142,936

Note 9: Income Taxes

At June 30, 2012, the Company maintained a valuation allowance against its deferred tax assets. The Company determined this valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the three and nine months ended June 30, 2012, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

Note 10: Commitments and Contingencies

Operating Leases and Service Contracts

As of June 30, 2012, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease commitments	$241,472	$98,482	$115,996	$25,190	$1,031	$773	$–
Noncanceleable service contracts	–	–	–	–	–	–	–
	$241,472	$98,482	$115,996	$25,190	$1,031	$773	$–

Capital leases

As of June 30, 2012, the Company had no future obligations under non-cancelable capital leases.

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of June 30, 2012, our annual results of operations or cash flows, or our liquidity.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. (“GES“) filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court alleging that the Company’s use of activator checks violated the Washington Consumer Protection Act.  GES sought injunctive relief against the Company’s use of activator checks, as well as damages in an amount equal to three times the damages allegedly sustained by the putative members of the class. LiveDeal denied the allegations and defended the litigation.  The parties reached a tentative settlement in the third quarter of fiscal 2012 and expects to file motions with the court jointly with the class representative and class counsel for preliminary and final approval once the settlement documents have been completed. The Company accrued $150,000 in the third quarter of fiscal 2012 in conjunction with this tentative settlement which is reflected as part of other income (expense) in the accompanying unaudited interim condensed consolidated statements of operations.

Note 11: Concentration of Credit Risk

The Company maintains cash balances at major banking institutions in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per bank, but bank balances generally exceed the FDIC limit.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with Local Exchange Carrier (“LEC”) service providers. Three such entities accounted for 37%, 27% and 14% of gross receivables at June 30, 2012 and 31%, 25%, and 20% of gross receivables at September 30, 2011, respectively.

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

Note 14: Subsequent Events

The Company recently announced its plan to implement a new business line primarily focused on developing mobile solutions to exploit local commerce opportunities. The Company plans to develop strategic relationships with larger, well-known companies in the industry that can add value to our local merchant customer base, and to leverage these strategic relationships and alliances to move quickly to market a suite of state-of-the-art local commerce solutions. The Company plans to target its existing subscribers, as well as new customers, for our new product line offerings.

In connection with the Company’s new business strategy, on August 9, 2012, the Company entered into an agreement to acquire substantially all of the assets of Live Openly, Inc., a California corporation engaged in sourcing, publishing and selling discounted offers for goods and services through local retail merchants, for a purchase price of 75,000 shares of the Company’s common stock. The acquisition is subject to customary closing conditions and is expected to close in the fourth quarter on a date to be agreed by both parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2012, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

We plan to implement a new business line primarily focused on developing mobile solutions to exploit local commerce opportunities. We plan to develop strategic relationships with larger, well-known companies in the industry that can add value to our local merchant customer base, and to leverage these strategic relationships and alliances to move quickly to market a suite of state-of-the-art local commerce solutions. We plan to target our existing subscribers, as well as new customers, for our new product offerings.

Recent Developments

Financial Performance

We have embarked on a significant change in business strategy to maintain our legacy business (directory services offering) and update it to meet current market requirements and move ahead of our competitors in this market segment.  We have continued to experience a decline in revenues due to the stop in new sales in July 2011. However, we have also reduced our costs of sales, primarily due to fulfillment cost reductions, ongoing costs and expenses and reduced ongoing operating losses. Our losses have decreased from $1,143,377 and $5,188,471, for the three and nine months ended June 30, 2011 to $281,770 and $732,401 for the three and nine months ended June 30, 2012 respectively.

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

The direct sales business segment accounted for no net revenues for the three and nine months ended June 30, 2012 and $105,293 and $1,341,430 of net revenues for the three and nine months ended June 30, 2011, respectively. Net revenues from this business segment are now included as part of income from discontinued operations in the accompanying unaudited interim condensed consolidated statements of operations.

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

During the three and nine months ended June 30, 2011, we incurred expenses of $0 and $99,319 respectively, in connection with this reduction in force. Of the $99,319 incurred in the fiscal quarter ended December 31, 2010, $37,500 were incurred for one-time employee termination benefits payable in cash and the remaining expenses related to salaries and wages payable in cash to the affected employees. No expenses were incurred in the three or nine months ended June 30, 2012 in connection with the restructuring activities.

Termination of Principal Officer

On May 20, 2012, the Company’s employment agreement with Lawrence W. Tomsic, our Chief Financial Officer, expired in accordance with its terms. Both parties agreed not to extend the employment agreement. During the three months ended June 30, 2012, the Company accelerated the unvested portion of Mr. Tomsic’s stock options as described above in Note 5 (Stock-based compensation) to the Company’s unaudited interim condensed consolidated financial statements.

Change of Address of Principal Executive Offices

We have changed the address of our principal executive offices to 6240 McLeod Drive, Suite 120, Las Vegas, Nevada, 89120. Our telephone number remains (702) 939-0230.

Acquisition of LiveOpenly, Inc.

In connection with our new business strategy, on August 9, 2012, we entered into an agreement to acquire substantially all of the assets of LiveOpenly, Inc., a California corporation engaged in sourcing, publishing and selling discounted offers for goods and services through local retail merchants, for a purchase price of 75,000 shares of our common stock. The acquisition is subject to customary closing conditions and is expected to close at a future date to be agreed by both parties. We are in the process of evaluating the accounting treatment of this transaction.

Results of Operations

The following sets forth a discussion of our financial results for the three and nine months ended June 30, 2012 as compared to the three and nine months ended June 30, 2011. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below.

Net Revenues

	Net Revenues
	2012	2011	Change	Percent
Three Months Ended June 30,	$777,857	$1,124,976	$(347,119)	(31)%
Nine Months Ended June 30,	$2,450,971	$3,237,763	$(786,792)	(24)%

Net revenues decreased in the third quarter and first nine months of fiscal 2012 as compared to the third quarter and first nine months of fiscal 2011 primarily due to the fact that new sales were paused July 15, 2011 when we began exploring new sales programs and improving our marketing and fulfillment services.

Cost of Services

	Cost of Services
	2012	2011	Change	Percent
Three Months Ended June 30,	$108,661	$1,048,229	$(939,568)	(90)%
Nine Months Ended June 30,	$571,088	$3,455,589	$(2,884,501)	(83)%

Cost of services decreased in the third quarter and first nine months of fiscal 2012 as compared to the third quarter and first nine months of fiscal 2011 primarily due to decreased costs associated with the decline in the number of our customers and the provisioning of fulfillment activities which are now done by us rather than outside vendors.

Gross Profit

	Gross Profit
	2012	2011	Change	Percent
Three Months Ended June 30,	$669,196	$76,747	$592,449	772%
Nine Months Ended June 30,	$1,879,883	$(217,826)	$2,097,709	963%

Gross profit increased in the third quarter and first nine months of fiscal 2012 as compared to the third quarter and first nine months of fiscal 2011 primarily due to the decreased cost of fulfillment services as described above.

General and Administrative Expenses

	General and Administrative Expenses
	2012	2011	Change	Percent
Three Months Ended June 30,	$742,353	$1,172,531	$(430,178)	(37)%
Nine Months Ended June 30,	$2,330,595	$4,756,487	$(2,425,892)	(51)%

General and administrative expenses decreased in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 primarily due to the following:

•	Decreased compensation costs of approximately $44,000 reflecting the reduction of employees from 21 at June 30, 2011 to 13 at June 30, 2012;

•	Other expense decreases of $94,000, including, but not limited to, rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives;

•	Decreased professional fees of approximately $268,000 related to reductions in IT consulting fees of $63,000 (due to the movement of IT functions to virtual servers), legal fees of $160,000 (due to the reduction of litigation), accounting fees of $11,000, marketing consultant fees of $13,000, outside sales service costs of $40,000 (due to the termination of third party sales consultants), partially offset by an increase in other miscellaneous consultants costs of $19,000; and

•	Decreased depreciation and amortization expense of $24,000.

General and administrative expenses decreased in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011 primarily due to the following:

•	Decreased compensation costs of approximately $880,000 reflecting the reduction of employees at June 30, 2011 and June 30, 2012;

•	Other expense decreases of $372,000, including, but not limited to, rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives;

•	Decreased professional fees of approximately $891,000 related to reduction in IT consulting fees of $207,000 (due to the movement of IT functions to virtual servers), legal fees of $352,000 (due to the reduction of litigation), accounting fees of $25,000, marketing consultant fees of $41,000, outside sales service costs of $221,000 (due to the termination of third party sales consultants) and other miscellaneous consultants costs of $45,000; and

•	Decreased depreciation and amortization expense of $283,000.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q3 2012	Q2 2012	Q1 2012	Q4 2011	Q3 2011
Compensation for employees, officers and directors	$378,700	$295,333	$341,325	$340,888	$422,901
Professional fees	110,706	226,403	143,805	360,221	378,960
Depreciation and amortization	55,669	67,391	69,281	88,868	79,227
Other general and administrative costs	197,278	232,307	212,397	174,887	291,448

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2012	2011	Change	Percent
Three Months Ended June 30,	$1,712	$19,543	$(17,831)	(91)%
Nine Months Ended June 30,	$2,291	$56,318	$(54,027)	(96)%

Sales and marketing expenses decreased in the third quarter and first nine months of fiscal 2012 as compared to the third quarter and first nine months of fiscal 2011 primarily due to the reduction in spending for marketing materials. This reduction is in conjunction with the pausing of new sales effective July 2011.

Operating Loss

	Operating Loss
	2012	2011	Change	Percent
Three Months Ended June 30,	$(74,869)	$(1,115,327)	$1,040,458	(93)%
Nine Months Ended June 30,	$(453,003)	$(5,030,631)	$4,577,628	(91)%

The reduction in operating loss for the third quarter and first nine months of fiscal 2012 as compared to the third quarter and first nine months of 2011 reflect a variety of changes in net revenues, cost of sales, general and administrative expenses and sales and marketing expenses, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2012	2011	Change	Percent
Three Months Ended June 30,	$(214,845)	$(35,606)	$(179,239)	(503)%
Nine Months Ended June 30,	$(291,151)	$(34,354)	$(256,797)	(748)%

In the third quarter of fiscal 2012, the Company accrued $150,000 in conjunction with the settlement of the GES litigation. See Note 10 (Commitments and Contingencies) to our unaudited interim condensed consolidated financial statements above for additional information. For the third quarter and the first nine months of fiscal 2012, the Company incurred $65,000 and $151,000 in interest expense, respectively, primarily for an outstanding loan.

Income from Discontinued Operations

	Income (Loss) from Discontinued Operations
	2012	2011	Change	Percent
Three Months Ended June 30,	$7,944	$7,561	$383	(5)%
Nine Months Ended June 30,	$11,753	$(123,486)	$135,239	110%

In March 2011, we decided to discontinue the direct sales business and closed that business segment in May 2011 and reflected the change for previously reported periods. For more information, see discussions under the heading “Recent Developments-Discontinued Operations” above. The decline in loss between the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011 reflects a decline in expenses as we discontinued that business in May 2011.

Net Loss

	Net Loss
	2012	2011	Change	Percent
Three Months Ended June 30,	$(281,770)	$(1,143,372)	$861,602	(75%)
Nine Months Ended June 30,	$(732,401)	$(5,188,471)	$4,456,070	(86)%

The reduction in net loss for the third quarter and first nine months of fiscal 2012 as compared to the third quarter and first nine months of 2011 are primarily attributable to changes in operating income, other income (expense) and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash generated in operating activities was approximately $130,000 for the first nine months of fiscal 2012 as compared to cash used in operating activities of approximately $3,980,000 for the first nine months of fiscal 2011, an improvement of $4,110,000. A decrease of approximately $4,456,000 in our net loss accounted for the majority of this variance. The cash impacts of the decreased net loss were partially offset by a reduction of non-cash expenses of $918,000 including depreciation expense, stock compensation and bad debt expense. Changes in working capital and other current assets caused an increase in operating cash flows of $469,000 during the first nine months of fiscal 2012 as compared to a decrease in operating cash flows of $104,000 for the first nine months of 2011. This working capital variance resulted primarily from the changes in accounts receivable and accrued liabilities. Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings.

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

In the first nine months of fiscal 2012, we invested $202,000 in intangible assets, primarily trade names and software development. In the first nine months of fiscal 2011, we redeemed $101,000 of certificates of deposits.

During the first nine months of fiscal 2012, our cash flows from financing activities consisted of $2,350,000 received from the issuance of stock to investors and $250,000 received from the issuance of convertible debt, partially offset by $37,000 of payments on capital lease obligations and $1,000,000 of repayments of notes payable. During the first nine months of fiscal 2011, our cash flows from financing activities consisted of $300,000 received from the issuance of stock to investors, $1,000,000 received from the issuance of notes payable and payments of $46,000 on capital lease obligations.

We had working capital of $851,000 as of June 30, 2012 compared to $(1,050,000) as of September 30, 2011 with current assets increasing by $1,331,000 and current liabilities decreasing by $570,000 from September 30, 2011 to June 30, 2012. Increases in working capital are primarily attributable to the proceeds received from the issuance of stock to our investors and proceeds received from the issuance of convertible debt partially offset by our operating net loss.

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

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2012 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease commitments	$241,472	$98,482	$115,996	$25,190	$1,031	$773	$–
Noncanceleable service contracts	–	–	–	–	–	–	–
	$241,472	$98,482	$115,996	$25,190	$1,031	$773	$–

Off-Balance Sheet Arrangements

At June 30, 2012, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer and principal financial officer) of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. On May 20, 2012, our employment agreement with Lawrence W. Tomsic, our Chief Financial Officer, expired in accordance with its terms. The parties elected not to extend the employment relationship and amicable parted ways. We are in the process of recruiting a replacement Chief Financial Officer. On a temporary basis, the lack of a Chief Financial Officer increases the risk of ineffective financial oversight of the Company’s accounting and financial processes. However, the Company has taken steps to mitigate this risk, including further involvement by the Chief Executive Officer in financial matters and the retention of an external CPA firm to assist in the analysis of certain accounting matters and in the preparation of the Company’s quarterly filings with the Securities and Exchange Commission.

Except with respect to the departure of the Chief Financial Officer described above, there have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of June 30, 2012, our annual results of operations or cash flows, or our liquidity.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc. (“GES“) filed a consumer fraud class action lawsuit against the Company in King County (Washington) Superior Court alleging that the Company’s use of activator checks violated the Washington Consumer Protection Act.  GES sought injunctive relief against the Company’s use of activator checks, as well as damages in an amount equal to three times the damages allegedly sustained by the putative members of the class. LiveDeal denied the allegations and defended the litigation.  The parties reached a tentative settlement in the third quarter of fiscal 2012 and the Company expects to file motions with the court for preliminary and final approval once the settlement documents have been completed. The Company has accrued $150,000 in the third quarter of fiscal 2012 in conjunction with the settlement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

In June, 2012, we sold 36,364 shares of our common stock in exchange for $200,000. We offered and sold these shares without registration under the Securities Act of 1933 to an accredited investor in reliance upon the exemption from the registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The shares may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend has been placed on the share certificate we issued.

ITEM 5. OTHER INFORMATION

On August 9, 2012, the Company entered into an Asset Purchase Agreement, dated as of July 30, 2012, with LiveOpenly, Inc., a California corporation, which is primarily engaged in sourcing discounted offers for goods and services through local retail merchants. Pursuant to the terms and subject to the conditions of the agreement, the Company will acquire substantially all of the assets of LiveOpenly in exchange for 75,000 shares of the Company’s common stock. The parties have made customary representations, warranties and covenants in the agreement. Consummation of the acquisition is subject to certain closing conditions, including, among others, that LiveOpenly obtain any necessary consents to the assignment of its assets to the Company. The parties expect the acquisition to close in the fourth quarter of fiscal 2012, subject to the satisfaction or waiver of the various closing conditions in the purchase agreement. A copy of the asset purchase agreement, and the exhibits thereto, are attached as an exhibit hereto. The foregoing description of the asset purchase agreement is qualified in its entirety by reference to the full text thereof.

ITEM 6. EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description

2.1	Asset Purchase Agreement between LiveDeal, Inc. and LiveOpenly, Inc.
31	Certification of Jon Isaac pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certification of Jon Isaac

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: August 14, 2012	/s/ Jon Isaac
Jon Isaac
Chief Executive Officer and President

