Form 10-Q/A
period 2012-06-30
LIVEDEAL INC
filed 2012-09-12
CIK 1045742

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of LiveDeal, Inc. for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the condensed consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to that original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files furnished as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

Item 6. Exhibits

The following exhibits are being filed or furnished herewith:

Exhibit Number	Description

2.1(1)	Asset Purchase Agreement between LiveDeal Inc and LiveOpenly Inc
31(1)	Certification of Jon Isaac pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(1)	Section 1350 Certification of Jon Isaac
101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

(1) These exhibits were previously filed with the original Form 10-Q on August 14, 2012.

(2) Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: September 12, 2012	/s/ Jon Isaac
Jon Isaac
Chief Executive Officer and President

4