Form 10-K
period 2012-09-30
LIVEDEAL INC
filed 2013-01-15
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ____________

Commission File Number: 001-33937

LiveDeal, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	85-0206668
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6240 McLeod Drive, Suite 120, Las Vegas, Nevada 89120	89120
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 31, 2012 was 4,738,678.

The number of shares outstanding of the registrant’s common stock, as of December 31, 2012, was 2,753,270 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIVEDEAL, INC.

FORM 10-K

For the year ended September 30, 2012

Forward-Looking Statements

This Annual Report on Form 10-K may include certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission, in materials delivered to our stockholders, in press releases, or in oral or written statements made by our representatives. These forward-looking statements, which are often characterized by the terms “may,” “believes,” “projects,” “expects,” “plans”, or “anticipates,” do not reflect historical facts but instead are based on our current assumptions and predictions regarding future events, such as business and financial performance. Specific forward-looking statements contained in this Annual Report include, but are not limited to, our (i) belief in the continued growth of internet usage, particularly via mobile devices, and demand for web-based marketing; (ii) belief in the continued growth in the demand for local search and information, (iii) belief that small and medium businesses will continue to outsource their online marketing efforts to third parties; (iv) belief that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the company with sufficient liquidity for the next 12 months; and (v) belief that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Some factors and risks that could so affect our results and achievements include the cautionary statements set forth below under the heading Item 1A. “Risk Factors.” Readers should carefully review such cautionary statements as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those cautionary statements are not exclusive and are in addition to other factors and risks (i) that are discussed elsewhere in this Annual Report, in our filings with the SEC, and in materials incorporated therein by reference, (ii) that apply to companies generally, or (iii) that we are currently unable to identify or quantify or that we currently deem immaterial. In addition, the foregoing factors and risks may affect generally our business, results of operations and financial position.

Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Any information contained on our website (www.livedeal.com) or any other websites referenced in this Annual Report are not a part of this Annual Report.

PART I

ITEM 1. Business

Our Company

LiveDeal, Inc., which, together with its subsidiaries, we refer to as the Company, LiveDeal, “we”, “us” or “our”, provides online customer acquisition services for small-to-medium sized local businesses, or SMBs. We offer affordable tools for SMBs to extend their marketing reach to relevant prospective customers via the internet. We also provide SMBs promotional marketing with the ability to offer special deals and activities through our online publishing partners.

Our principal offices have been recently relocated to 6240 McLeod Drive, Suite 120, Las Vegas, Nevada 89120, our telephone number is (702) 939-0230, and our corporate website (which does not form part of this report) is located at www.livedeal.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

Summary Business Description

We provide marketing solutions that boost customer awareness and merchant visibility on the internet. We recently launched two new business lines under new management after a period of re-evaluating our sales program, products, distribution methods and vendor programs. In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand, which we refer to as online presence marketing. In August 2012, we commenced sourcing local deal and activities to strategic publishing partners under our LiveDeal® brand, which we refer to as promotional marketing. We continue to actively develop, revise and evaluate these products and services and our marketing strategies and procedures. We continue to generate most of our revenue from servicing our existing customers under our legacy product offerings, primarily our InstantProfile® line of products and services. Because of the change in our business strategy and product lines, we no longer accept new customers under our legacy product offerings.

Products and Services

We are in the process of developing and marketing a suite of products and services designed to meet the online marketing needs of SMBs at affordable prices. Our target customers are SMB owners who work long hours to deliver real value to their customers in their own communities without the time or expertise to develop the powerful, multi-faceted, online marketing and advertising programs necessary for successful online marketing. Our offerings draw on a decade of experience servicing SMBs in the internet technology environment.

Online Presence Marketing. We offer our SMB customers packages of services to create and maintain an online presence. Products and services we offer include template and custom website design, either optimized for desktop or mobile devices, social media marketing, or SMM, and content marketing, or CM. In combination, these products offer a comprehensive online marketing strategy for SMBs at affordable rates. We believe that our online presence marketing products are useful to a large share of SMBs because they enable potential customers to gain awareness of and locate an SMB and to learn about and purchase its products and services.

Mobile Web Apps. We believe that SMBs which take advantage of emerging mobile internet capabilities, will have greater success in acquiring customers, and that SMB owners are recognizing that mastering marketing to mobile internet users is essential for success in today’s technological environment. Accordingly we offer our customers websites targeted to work with the most popular mobile devices, such as iPhones and Android-powered smartphones, that take on the look and feel of a mobile app, without the inconvenience and delay attendant to finding, downloading and installing a mobile app.

We can base these “mobile web apps” on our proprietary templates at affordable prices, or design customized mobile web apps for customers with larger budgets. Our website design professionals can incorporate text and graphics they create to our customer’s specifications, or utilize text and graphics provided by our customer (such as from its traditional website or its other marketing materials). We endeavor to make these mobile web apps clean, trendy and easily usable on the smaller display area available on smart phones. Our mobile web apps can integrate key features such as click-to-call, Google Maps (providing directions and street view), service or product offerings (such as menus), and live Twitter feeds. We continue to develop and refine our templates to add common options, to serve the special needs of specific industries, and to respond to customer demand and market changes.

Traditional Website Design. We also offer custom website design services for websites targeted at traditional desktop and laptop internet users. Our website design team is composed of experienced web design and creation professionals and graphic designers who create customized websites tailored to the needs and goals of our customers. Our design team can assist with layout as well as content creation (text and images).

Content Marketing (CM). Simply having a website, even one optimized for viewing on mobile devices, does not mean potential customers will actually know about or visit the website. We provide content marketing services, including blog postings (relevant to our customer specifically or to its industry generally) and commenting, updating our client’s websites, blog commenting, social bookmarking, social media directory listing, and profile submission to the major search engines.

Social Media Marketing (SMM). We enable our customers to create an online presence which builds their customer base and enables them to keep in touch with their customers, supporters, and other businesses using popular social networks such as Facebook, Twitter, and Google+. We employ dedicated research groups to find relevant information about our clients and writes posts, tweets, and comments which can be posted on relevant social networks to increase visibility to and interaction with their followers and potential customers. These activities can also serve to improve our customer’s search engine rankings.

Promotional Marketing. We also source local special deals and activities for SMBs. With the growth of special deal promotions, many SMBs are experimenting with special offers to drive new customers to their locations. We offer our clients a solution that utilizes our business channels to market our clients’ products and services to potential customers. To use this service, an SMB will generally offer a discount for select products or services, or create a specially priced bundle. Our salespeople assist and guide the SMBs to create enticing and marketable deals. We then find an appropriate channel to publish the deal to relevant potential customers.

Potential customers can gain awareness of our clients’ businesses through these deal publications, and transact business with our SMB clients by purchasing a deal. Our SMB clients benefit from their increased visibility, additional business and the opportunity to gain loyal customers.

Our business strategy includes partnering established strategic publishing partners to publish and sell our client’s deals in exchange for a share of the revenue. We have entered into sourcing agreements with several reputable publishers who have large user bases, including Travelzoo, Google Local, and Amazon, and act as an intermediary to connect SMBs to our publishing partners. Our business thus relies on the ability of our partners to display our clients’ deals to a large, relevant audience and to sell the offers.

InstantProfile® (Legacy). In addition to our current product offerings, we continue to service customers acquired under our legacy product offerings, primarily our InstantProfile® line of products and services. These services primarily consist of directory listing services. We currently generate most of our revenue from these legacy product offerings, but are no longer acquiring customers for them.

Marketing

We rely on telemarketing and online lead generation to drive customer acquisition. We have created our own telemarketing sales team which works with highly automated technology and specializes in creating, deploying and managing telemarketing campaigns quickly and efficiently. We believe that our telemarketing structure enables us to build and scale sales programs quickly.

We have long-standing relationships with data and lead providers, which enable us to source high quality leads and to focus our telemarketing efforts toward the demographics we believe most likely to result in long-term customers. We primarily market our products and services to SMBs in lists we acquire from third party data companies.

Online Presence Marketing. Our current strategy is to market our online presence marketing services to small office, home office and local businesses across the country. Our target customers include retail SMBs, such as restaurants, home repair and services companies, as well as professional firms providing legal, accounting and medical services, which share the common challenges of managing and optimizing their online presence to acquire and retain customers.

Our Market

More than 27 million SMBs operate in the United States today. While about half of SMBs have a website, most of them do not effectively generate business for the SMB. SMB owners frequently lack the time, expertise or resources necessary to make their website a relevant, effective part of their marketing efforts, or to exploit the additional internet marketing channels needed for successful online marketing. Our target customers are SMBs which normally do not market their products and services nationally, but wish to utilize local marketing opportunities, including local search, to promote their products and services.

Effective online marketing requires the dedication of time, the marshaling of resources, and the development of technological, language, presentation and other skills and expertise that few SMB owners have, or have the intention or realistic ability to acquire. We recognize that, to succeed, many SMB owners must remain intensely focused on the fundamentals of their business.

At the same time, we believe that many SMB owners realize that an effective internet presence – including engaging with online and social tools – is essential to their marketing efforts, and SMBs are shifting their marketing budgets from traditional media to online channels. According to BIA/Kelsey forecasts, traditional media business segments such as print advertising, Yellow Pages and newspapers are experiencing large declines in advertising revenues, whereas social media advertising revenues will grow from $5.1 billion in 2010 to $8.2 billion in 2015, representing a compound annual growth rate of 10 percent. According to internet research firm ComScore, online ad spending increased to just over $30 billion in the U.S. in 2011, a 20.2% increase over 2010.

According to PricewaterhouseCoopers and the Interactive Advertising Bureau, or PWC and IAB, local online/digital advertising revenues in the United States rose 14% in the first half of 2012 and will continue to rise steeply through the end of 2012. Searches for products, services or businesses constrained by geographical search parameters, such as municipality or zip code, which we refer to as local searches, are an increasingly significant segment of the online marketing industry. According to a May 2011 study, The Kelsey Group estimates that the local search market in the United States will grow from $5.7 billion in 2011 to $10.2 billion in 2016.PWC and IAB also report that revenue from search is 47% of the total internet advertising revenue.

Accordingly, many SMBs need a partner with the necessary expertise and understanding to manage evolving internet audience acquisition services. We believe that this creates a large market opportunity for nimble, reliable and reputable service providers that help companies leverage these new channels efficiently and at affordable prices.

The continued rise in smart phones, which now outsell traditional mobile phones, has changed the ground rules for online marketing, with the consumption of online advertising rapidly moving to mobile devices. eMarketer anticipates that overall spending on mobile advertising in the United States, including display, search and messaging-based ads served to mobile phones and tablets, will rise to $4 billion in 2012 (a 180% increase over 2011), $7.19 billion in 2013, and nearly $21 billion by 2016. Borrell Associates’ August 2011 Mobile Report projects the amount spent on mobile advertising will double every year for the next 5 years. If borne out, in five years mobile advertising would exceed the amount spent on local search advertising today.

We see SMBs quickly adapting to the local and mobile marketing opportunities because of the great potential to retain existing and draw in new customers at affordable prices. We anticipate that soon most online searches will be conducted using a mobile phone, which greatly increases the effectiveness of mobile marketing.

Competition

Online Presence. Our online presence business operates in the highly competitive, rapidly expanding and evolving market for internet marketing for SMBs. Our largest competitors are local exchange carriers, which are widely known as regional telephone operators, and national search engines such as Yahoo! and Google, that are actively expanding their presence in the local search market. We compete with website designers and operators, Yellow Pages services, advertising networks and outlets, and search engine optimization, CM and SMM service providers, as well as traditional offline media, such as traditional Yellow Pages directory publishers and television, radio, and print share advertising. Our services also compete with website production businesses and internet information service providers. Our audience acquisition services compete with advertising agencies and other businesses providing somewhat similar services.

The principal competitive factors in this market include personalization of service, ease of use, quality of services, availability of quality content, value-added products and services, access to consumers, effectiveness at driving business to our clients, and price.

Many boutique firms offer services similar to our online presence marketing products. Generally these small firms cannot provide all the comprehensive services we do. However, these small firms provide many options for web design, social media marketing, internet marketing, and search engine optimization.

Because of efficiencies stemming from our proprietary software and business structure, we are generally able to provide these services at a lower recurring cost and with lower upfront charges to commence a complete marketing campaign and build a client’s mobile-optimized website.

We also compete against larger companies which offer a similar or more expanded set of products. Our principal competitive advantages over these companies are our lower prices and the better quality and service of our website design, particularly our web app platform. We believe our combination of outstanding service and low cost will enable us to provide a suite of attractive packages to our clients.

Promotional Marketing. Our promotional marketing business competes for local deals with several large competitors, such as Groupon and LivingSocial, and many smaller competitors. This business is part of a new market which has operated at a substantial scale for only a limited period of time. We expect competition in this market to continue to increase because no significant barriers to entry exist. Contracts with deal publishers typically contain exclusivity provisions which restrict SMBs from offering deals through other outlets.

We seek desirable local products and services which we can provide to our publishing partners. We believe that we are in a position to compete in this market successfully due to our experienced sales managers, our experience at sourcing, selling and servicing large numbers of small business accounts, the comprehensiveness of our database, the effectiveness of our marketing programs, and the diversity of our publisher distribution network. Our distribution partnerships allow our clients to reach large audiences and promote their products and services in innovative ways.

General. Many of our competitors have access to greater capital resources than we do. These resources could enable our competitors to engage in advertising and other promotional activities that will enhance their brand name recognition and market share. We believe, however, that our products provide a simple and affordable way for our clients to create a web presence to market their products and services to local audiences. We further believe that we can compete effectively by continuing to provide quality services at competitive prices and by actively developing new products and services for potential clients that enable us to become a single vendor for the online marketing needs of SMBs.

Intellectual Property

Our success will depend significantly on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing upon the intellectual property rights of third parties. We currently rely primarily on a combination of copyright, trade secret and trademark laws, confidentiality procedures, contractual provisions, and similar measures to protect our intellectual property.

We estimate that reliance upon trade secrets and unpatented proprietary know-how will continue to be our principal method of protecting our trade secrets and other proprietary technologies. While we have hired third-party contractors to help develop our proprietary software and to provide various fulfillment services, we generally own (or have permissive licenses for) the intellectual property provided by these contractors. Our proprietary software is not substantially dependent on any third-party software, although our software does utilize open source code. Notwithstanding the use of this open source code, we do not believe our usage requires public disclosure of our own source code nor do we believe the use of open source code will have a material impact on our business.

We register some of our product names, slogans and logos in the United States. In addition, we generally require our employees, contractors and many of those with whom we have business relationships to sign non-disclosure and confidentiality agreements. Neither intellectual property laws, contractual arrangements, nor any of the other steps we have taken to protect our intellectual property, can ensure that third parties will not exploit our technologies or develop similar technologies.

Our proprietary publishing system provides an advanced set of integrated tools for design, service, and modifications to support our mobile web app services. Our mobile web app builder software enables easy and efficient design, end user modification and administration, and includes a variety of other tools accessible by our team members.

Employees

As of December 31, 2012, we had 38 full-time and no part-time employees in the United States, none of whom is covered by a collective bargaining agreement.

Corporate History

We were originally incorporated in Nevada in 1996 as Renaissance Center, Inc. We started in the online marketing industry with YP.com, which had introduced the print yellow pages to the internet. We moved into the online classifieds business when we acquired LiveDeal, Inc., a California corporation, in June 2007, and changed our corporate name to LiveDeal, Inc. in August 2007.

On July 10, 2007, we acquired a Manila, Philippines-based call center to provide telemarketing services to support our directory services business. In February 2008, we commenced sales of higher-end direct sales products which focused on search engine marketing, website creation services and add-on advertising products. We sold the YP.com domain in March 2009, and in June 2009 discontinued our classifieds business and the operations at our Philippines-based call center.

In March 2010, we began mass market sales of a suite of internet-based, local search driven, customer acquisition services for small businesses using local exchange carrier, or LEC, billing channels, and curtailed sales of our higher-end direct sales products. In July 2010, we rebranded our traditional yellow page directory service as InstantProfile® and upgraded our services to provide online subscription tools and services to broadcast information about a business to the most popular internet directories, search engines, social media networks, and Points-of-Interest (POI) databases embedded on the leading navigational devices, as well as a communication suite that enabled both conference call hosting and electronic fax services. On December 1, 2010, we ceased all new sales of our higher-end direct sales products, and in May 2011 we assigned all remaining customers in that business segment to ReachLocal, Inc. On July 15, 2011, we discontinued all new sales of our InstantProfile® product while we evaluated our sales program, products, distribution methods and vendor programs, but we continue to service existing customers.

In August 2012 we acquired substantially all of the assets of LiveOpenly, Inc., which sourced, published and sold discounted goods and services offered by SMBs.

In addition to our renewed marketing efforts for our online presence and promotional marketing product lines described above, in the past fiscal year we have continued our prolonged efforts to reduce our expenses and streamline our operations. We also intend to seek additional investment and working capital that will enable us to continue to expand and improve our product offerings and grow our revenues.

Available Information

We regularly file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make these reports available free of charge in the investor relations section of our corporate website (http://investor.livedeal.com/) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. References to our corporate website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

The public may inspect and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also access these materials, and other information regarding issuers like us that file information electronically with the SEC, from the SEC’s internet website at http://www.sec.gov/.

ITEM 1A. Risk Factors

An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other risks and information described in this report. The following risk factors, however, do not reflect all of the risks associated with our business or an investment in our common stock. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investments. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements for the fiscal year that ended on September 30, 2012 and related notes.

Risks Related to Our Business

Our management, personnel, strategic partners, and products and services are new.

Our management team, many of our business and strategic partners, and a large majority of our personnel are new to our company. On July 15, 2011, we discontinued all sales of our prior principal product line, InstantProfile, while we commenced an evaluation of our sales program, products, distribution methods and vendor programs. In December 2011, we sold a controlling interest in our company to an unaffiliated group of new investors. In January 2012, our board appointed Jon Isaac, who is the owner of one of the December 2011 investors in our company, as President and CEO. Since that time, the company has hired a new management team, implemented a new company strategy, designed new products and services around that strategy, and hired new personnel and formed new business relationships to implement that strategy.

The products and services we are currently offering, as well as our current marketing practices, are new and are still being developed and tested for market acceptance, which cannot be assured. Our management team is in the process of actively evaluating and attempting to improve our marketing efforts and our product and service offerings, as well as contracting with new partners and hiring and training personnel for management, sales and fulfillment. Any new product offering is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale and the ability to attract and retain qualified personnel, including management and designers. Many of our contracts with third party vendors, including our strategic partnerships, permit our partners to terminate the contract, with short or no prior notice, for convenience, as well as for default in the event we fail to meet our contractual obligations.

The development of new products involves considerable costs and any new product may not generate sufficient consumer interest and sales to become a profitable brand or to cover the costs of its development and subsequent promotions. There can be no assurance that we will be able to develop and grow our current offerings, or any other new offerings, to a point where they will become profitable, or generate positive cash flow. We may modify or terminate our current product and services offerings if our management determines that they are not yielding or will not yield desired results.

Our product introductions and improvements, along with our other marketplace initiatives, are designed to capitalize on customer demands and trends. In order to be successful, we must anticipate and react to changes in these demands and trends, and to modify existing products or develop new products or processes to address them.

Uncertainty in the market for our products and services.

Our current product and service offerings are new, and the demand and market acceptance for these products and services is uncertain. Potential customers may not subscribe to our current offerings or other online marketing products and services that we may offer in the future. Customers we acquire may not continue to use our products and services or other online marketing products and services that we may offer in the future, including because they find these products and services to be too costly, ineffective or less effective for meeting their business needs than other methods of advertising and marketing. Our business, prospects, financial condition or results of operations will be materially and adversely affected if we do not execute our strategy or our products and services are not adopted by a sufficient number of customers.

We will incur operating losses and significant volatility in operations while we develop our new business offerings.

During the fiscal year ended September 30, 2012, we incurred substantial operating losses as we transitioned our business toward our new strategic focus. We will continue to incur operating losses as we develop new business products which will be financed through existing cash on hand plus potential additional debt or equity financings. While we believe our existing cash on hand, together with additional cash generated from operations or obtained from other sources, such as stock issuances, loans or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours, is sufficient to finance our operations (including working capital and needed capital expenditures) for the next twelve months, there can be no assurance that we will achieve profitability or positive operating cash flows.

To the extent that we cannot achieve profitability or positive operating cash flows, our business will be adversely affected. Further, our new business lines are likely to experience significant volatility in their respective revenues, operating results, personnel, products or services for sale, and other business parameters, as management implements its strategies and responds to operating results.

We have historically incurred losses and expect to incur losses in the future, which may impact our ability to implement our business strategies and adversely affect our financial condition.

We have a history of losses. We had a net loss of $1.6 million for the fiscal year ended September 30, 2012, and $5.5 million for the year ended September 30, 2011. While we have significantly reduced our operating expenses by reviewing all expenses and improving operating efficiencies, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which may impact our ability to implement our new business strategies and would adversely affect our financial condition.

We are losing our LEC billing channels.

We have historically billed a significant amount of our legacy business revenues through LEC billing channels. The largest LEC billing companies have issued a notice to all clearinghouses that they will cease billing for third parties as of December 28, 2012. We anticipate that the three remaining LEC billing companies will also cease processing for third parties as of the end of 2012. If we are not able to obtain alternative billing methods for these customers, the number of customers and our revenues will decline, which could materially and adversely affect our operating results and financial condition.

If we fail to maintain the number of customers purchasing our monthly subscription products, our revenue and our business could be harmed.

Our monthly subscription customers do not have long-term obligations to purchase our products or services and many cancel their subscriptions each month. As a result of customer churn, we must continually add new monthly subscription customers to replace customers who cancelled and to grow our business beyond our current customer base.

In addition, as the result of the discontinuation of LEC billing services in or before December 2012 noted above, we anticipate that we will lose a material number of subscribers. If we do not add sufficient new subscribers to compensate for these lost subscribers, our operating results and our financial performance may be materially and adversely affected.

Our senior management lacks substantial experience implementing our business strategy and most of our personnel has been recently hired.

Our senior management’s track record and achievements in their respective prior endeavors are not necessarily indicative of future results that will be achieved by them on our behalf. Our senior management’s skills, experience and expertise may not be as well suited to our current objectives, strategies and requirements as they were in their respective prior businesses. In particular, our most senior management is relatively inexperienced in marketing services to SMBs and in providing online marketing services, and our products and services, marketing strategy, operating environment and regulatory limitations differ markedly from the other businesses which our senior management has managed and operated. In addition, the great majority of our personnel, including our management, has been hired relatively recently, and there can be no assurance that they will be able to work together effectively or provide the necessary level of services to succeed in implementing our current business strategies.

We face intense competition, including from companies with greater resources, which could adversely affect our growth and could lead to decreased revenues.

Content marketing and other online marketing services are emerging fields with a considerable amount of competitors in each field. Major internet companies, including Google, Microsoft, Verizon, AT&T and Yahoo!, currently market internet Yellow Pages, local search services and other products that directly compete with our legacy business as well as our new product offerings and major deal companies, like Groupon and Living Social, currently market daily deals that directly compete with our promotional marketing business. Other existing and potential competitors include website design and development service and software companies; internet service providers and application service providers; internet search engine providers; domain registrars; website hosting providers; local business directory providers; and ecommerce platform and service providers.

We may not compete effectively with existing and potential competitors for several reasons, including the following:

•	some competitors have longer operating histories, larger and more established subscriber bases, and greater financial and other resources than we have and are in better financial condition than we are, enabling them to engage in more extensive research and development, more aggressive pricing policies, and more advertising and other promotional activities that will enhance their brand name recognition and increase their market share;

•	some competitors may release free tools, including open source tools, which perform some or many of the services we offer to our customers;

•	some competitors have better name recognition or reputations, as well as larger, more established, and more extensive marketing, customer service, and customer support capabilities than we have;

•	some competitors may be able to better adapt to changing market conditions and customer demand; and

•	barriers to entry are not significant, and new competitors may enter our markets or develop technologies that reduces the need for our services.

Increased competitive pressure could lead to reduced market share, as well as lower prices and reduced margins, for our services.

As a result of an anticipated increase in competition in our markets, and the likelihood that some of this competition will come from companies with more established brands and resources than us, we believe brand name recognition and reputation will become increasingly important. If we are not successful in quickly building brand awareness, we could be placed at a competitive disadvantage to companies whose brands are more recognizable than ours.

Our business is subject to an uncertain and developing regulatory environment.

While relatively few laws and regulations apply specifically to internet businesses, the application of other laws and regulations to internet businesses, including ours, is unclear in many instances. There remains significant legal uncertainty in a variety of areas, including intellectual property, user privacy, the positioning of sponsored listings on search results pages, defamation, taxation, product liability, and the regulation of content in various jurisdictions.

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

Our utilization of ACH billing exposes us to review by the National Automated Clearing House Association. Future actions from these and other regulatory agencies could expose us to substantial liability in the future, including fines and criminal penalties, preclusion from offering certain products or services, and the prevention or limitation of certain marketing practices.

Existing laws and regulations and any future regulation may have a material adverse effect on our business. For example, we believe that our direct marketing programs meet existing requirements of the Federal Trade Commission, or FTC. Any changes to FTC requirements or changes in our direct or other marketing practices, however, could result in our marketing practices failing to comply with FTC regulations, or could require us to change our marketing strategies or practices, which could adversely impact our ability to acquire new clients.

The application of certain laws and regulations to our promotional marketing business, as a new product category, is uncertain. These include federal and state laws governing considered gift cards, gift certificates, stored value cards or prepaid cards, such as the federal Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, and unclaimed and abandoned property laws. Numerous class action lawsuits that have been filed in federal and state court claiming that vouchers used in promotional marketing are subject to the CARD Act and various state laws governing gift cards and that the defendants have violated these laws by issuing vouchers with expiration dates and other restrictions. If we are required to alter our promotional marketing business practices as a result of any laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, judgments or settlements could adversely impact our financial condition and results of operations.

Our success depends upon our ability to establish and maintain relationships with our customers.

Our ability to generate revenue depends upon our ability to maintain relationships with our existing customers, to attract new customers to sign up for revenue-generating products and services, and to generate traffic to our customers’ websites. We primarily use telemarketing efforts to attract new customers. These telemarketing efforts may not produce satisfactory results in the future. We attempt to maintain relationships with our customers through customer service and delivery of traffic to their businesses. An inability to either attract additional customers to use our service or to maintain relationships with our customers could have a material adverse effect on our business, prospects, financial condition, and results of operations.

If we do not introduce new or enhanced offerings to our customers, we may be unable to attract and retain those customers, which would significantly impede our ability to generate revenue.

We may need to introduce new or enhanced products and services in order to attract and retain customers and to remain competitive. Our industries have been characterized by rapid technological change, changes in advertiser and user requirements and preferences, and frequent new product and service introductions embodying new technologies and business logic. These changes could render our technology, systems, and services obsolete or uncompetitive. We may experience difficulties that could delay or prevent us from introducing new or enhanced products and services. If we do not periodically enhance our existing products and services, develop new technologies that address our customers’ and users’ needs and preferences, or respond to emerging technological advances and industry standards and practices on a timely and cost-effective basis, our products and services may not be attractive to customers or their users, which would significantly impede our revenue growth. In addition, our reputation and our brand could be damaged if any new or enhanced product or service introduction is not favorably received.

Our results of operations could fluctuate due to factors outside of our control.

Our operating results have historically fluctuated significantly, and we could continue to experience fluctuations or revert to declining operating results due to factors that may or may not be within our control. Such factors include the following:

•	fluctuating demand for our services, which may depend on a number of factors including:

▪	changes in economic conditions and our customers’ profitability,

▪	changes in technologies favored by consumers,

▪	customer refunds or cancellations, and

▪	our ability to continue to bill through existing means;

•	market acceptance of new or enhanced versions of our services or products;

•	price competition or pricing changes by us or our competitors;

•	new product offerings or other actions by our competitors;

•	the ability of our check processing service providers to continue to process and provide billing information;

•	the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;

•	technical difficulties or failures affecting our systems or the internet in general;

•	a decline in internet traffic at our website; and

•	the fixed nature of a significant amount of our operating expenses.

The loss of our ability to bill customers through our ACH billing channel would adversely impact our results of operations.

We bill a significant number of our clients through our ACH billing channel. ACH transactions are closely regulated by the National Automated Clearing House Association, which develops operating rules and business practices for the ACH network and for electronic payments in the areas of internet commerce and other electronic payment means. Changes in these rules and business practices could compromise our ability to bill a significant number of our customers through ACH billing, and we would have to transition these customers to other billing channels. Such changes would be disruptive and could result in lost clients and revenue.

We are subject to a number of risks related to credit card payments.

We bill a large portion of our clients using credit and debit cards. For credit and debit card payments, we pay interchange and other fees, which may increase over time and raise our operating expenses and adversely affect our net income. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. We believe we are compliant with the Payment Card Industry Data Security Standard, which incorporates Visa’s Cardholder Information Security Program and MasterCard’s Site Data Protection standard. However, there is no guarantee that we will maintain such compliance or that compliance will prevent illegal or improper use of our payment system. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our clients. A failure to adequately control fraudulent credit card transactions would result in significantly higher credit card-related costs and could have a material adverse effect on our business, financial condition or results of operations.

We depend upon our executive officers and key personnel.

Our performance depends substantially on the performance of our executive officers and other key personnel. The success of our business in the future will depend on our ability to attract, train, retain, and motivate high quality personnel, especially highly qualified sales, technical and managerial personnel. The loss of services of any executive officers or key personnel could have a material adverse effect on our business, results of operations or financial condition. We do not have term employment agreements with, or key man life insurance covering, any of our executive officers.

Competition for talented personnel is intense, and there is no assurance that we will be able to continue to attract, train, retain or motivate highly qualified technical and managerial personnel in the future. In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate. Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We depend upon third parties to provide certain services and software, and our business may suffer if the relationships upon which we depend fail to produce the expected benefits or are terminated.

We depend upon third-party software to operate certain of our services. The failure of this software to perform as expected could have a material adverse effect on our business. Additionally, although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software could have a material adverse effect on our business, prospects, financial condition, and results of operations. We also depend upon third parties who provide the cloud computing services which host our customers’ websites, including the mobile web apps, to be sufficiently reliable and provide sufficient capacity and bandwidth so that our business can function properly and our customers’ websites are responsive to current and anticipated traffic. Any restrictions or interruption in those providers’ services or connection to the internet could have a material adverse effect on our business, prospects, financial condition, and results of operations. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the required computer servers and implementing the required technology ourselves. We may also be limited in our remedies against these providers in the event of a failure of service.

We expect that our anticipated future growth, including through potential acquisitions, may strain our management, administrative, operational and financial infrastructure, which could adversely affect our business.

We anticipate that significant expansion of our present operations will be required to compensate for the loss of clients related to the cessation of LEC billing and to capitalize on potential growth in market opportunities, and that this expansion will place a significant strain on our management, operational and financial resources. We expect to add a significant number of additional key personnel in the future, including key managerial, sales and technical employees who will have to be fully integrated into our operations. In order to manage our growth, we will be required to continue to implement and improve our operational, marketing and financial systems, to expand existing operations, to attract and retain superior management and personnel, and to train, manage and expand our employee base. We may not be able to expand our operations effectively, our systems, procedures and controls may be inadequate to support our expanded operations, and our management may fail to implement our business plan successfully.

We may not be able to secure additional capital to expand our operations.

Although we currently have no material long-term needs for capital expenditures, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel. In the future, we may need to seek additional capital through the issuance of debt or equity, depending upon our results of operations, market conditions or unforeseen needs or opportunities. Our future liquidity and capital requirements will depend on numerous factors, including:

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

Our success depends both on our internally developed technology and licensed third party technology. We rely on a variety of trademarks, service marks, and designs to promote our brand names and identity. We also rely on a combination of contractual provisions, confidentiality procedures, and trademark, copyright, trade secrecy, unfair competition, and other intellectual property laws to protect the proprietary aspects of our products and services. Legal standards relating to the validity, enforceability, and scope of the protection of certain intellectual property rights in internet-related industries are uncertain and still evolving. The steps we take to protect our intellectual property rights may not be adequate to protect our intellectual property and may not prevent our competitors from gaining access to our intellectual property and proprietary information. In addition, we cannot provide assurance that courts will always uphold our intellectual property rights or enforce the contractual arrangements that we have entered into to obtain and protect our proprietary technology.

Third parties, including our partners, contractors or employees, may infringe or misappropriate our copyrights, trademarks, service marks, trade dress, and other proprietary rights. Any such infringement or misappropriation could have a material adverse effect on our business, prospects, financial condition, and results of operations. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights, which may result in the dilution of the brand identity of our services.

We may decide to initiate litigation in order to enforce our intellectual property rights or to determine the validity and scope of our proprietary rights. Any such litigation could result in substantial expense, and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products or services infringe or misappropriate their intellectual property rights. Any such claim or litigation against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, such claims or litigation could force us to do one or more of the following:

•	cease selling or using any of our products and services that incorporate the subject intellectual property, which would adversely affect our revenue;

•	attempt to obtain a license from the holder of the intellectual property right alleged to have been infringed or misappropriated, which license may not be available on reasonable terms; and

•	attempt to redesign or, in the case of trademark claims, rename our products or services to avoid infringing or misappropriating the intellectual property rights of third parties, which may be costly and time-consuming.

Even if we were to prevail, such claims or litigation could be time-consuming and expensive to prosecute or defend, and could result in the diversion of our management’s time and attention. These expenses and diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We may be subject to intellectual property claims that create uncertainty about ownership or use of technology essential to our business and divert our managerial and other resources.

Our success depends, in part, on our ability to operate without infringing the intellectual property rights of others. Third parties may, in the future, claim our current or future services, products, trademarks, technologies, business methods or processes infringe their intellectual property rights, or challenge the validity of our intellectual property rights. We may be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies or business methods. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions.

The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings can become very costly and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits or proceedings. An adverse determination of any litigation or defense proceedings could require us to pay substantial compensatory and exemplary damages, could restrain us from using critical technologies, business methods or processes, and could result in us losing, or not gaining, valuable intellectual property rights.

Furthermore, due to the voluminous amount of discovery frequently conducted in connection with intellectual property litigation, some of our confidential information could be disclosed to competitors during this type of litigation. In addition, public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation could be perceived negatively by investors, and thus have an adverse effect on the trading price of our common stock.

We may be required to expand or upgrade our infrastructure.

Our ability to provide high-quality services largely depends upon the efficient and uninterrupted operation of our computer and communications systems. We (or our third party service providers) may be required to expand or upgrade our (or their) technology, infrastructure, fulfillment capabilities, or customer support capabilities in order to accommodate any significant growth in customers or to replace aging or faulty equipment or technologies. We (or they) may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our (or their) systems and infrastructure to accommodate these increases in a timely manner.

Any expansion of our (or our third party service providers’) infrastructure may require us (or them) to make significant upfront expenditures for servers, routers, computer equipment, and additional internet and intranet equipment, as well as to increase bandwidth for internet connectivity. Any such expansion or enhancement may cause system disruptions.

Our (or our third party service providers’) inability to expand or upgrade our technology, infrastructure, fulfillment capabilities, customer support capabilities or equipment as required or without disruptions could impair the reputation of our brand and our services and diminish the attractiveness of our service offerings to our clients.

We may have an adverse resolution of litigation that may harm our operating results or financial condition.

At times, we are a party to lawsuits. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit could require us to pay substantial damages or to comply with court orders that could have a material adverse effect on our business, operating results, or financial condition.

We may fail to retain existing merchants, or add new merchants, in our promotional marketing business.

Our promotional marketing business depends on our strategic partners to publish discounted products and services we source from our SMB clients. We depend on our ability to attract and retain SMBs that are prepared to offer products or services on compelling terms through our strategic partners. We are a recent entrant to this market and we do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain merchants in various geographical areas to our promotional marketing business in order to increase revenue and achieve profitability. If new merchants do not find our marketing and promotional services effective, or if existing merchants do not believe that utilizing our products provides them with a long-term increase in customers, revenues or profits, they may stop making offers through us. In addition, we may experience attrition in our merchants in the ordinary course of business resulting from several factors, including losses to competitors and merchant closures or bankruptcies. If we are unable to attract new merchants in numbers sufficient to grow our promotional marketing business, or if too many merchants are unwilling to offer products or services with compelling terms through our strategic partners, or to offer favorable payment terms to us, we may sell fewer daily deals and our operating results will be adversely affected.

Our promotional marketing business depends heavily on our strategic partners.

Our promotional marketing business is highly dependent upon our ability to sell discounted products and services offered by our SMB clients through our strategic partners. Unlike many of our established competitors, we currently lack a significant subscriber base for selling these offers to potential customers of these SMB clients. Instead, we rely on our strategic partners, some of whom have extremely large user bases, to publish these offers to reach these potential customers. We do not have long-term relationships with these strategic partners. Our agreements with these strategic partners generally permit our partners to terminate the agreement with short or no prior notice, for convenience, and/or do not require our partners to publish the offers we source from our SMB clients.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our service systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage will likely be insufficient to compensate us for losses that may occur. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential intellectual property or client data. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the Las Vegas or San Diego area, and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the internet to conduct our business and provide high quality customer service, such disruptions could negatively impact our ability to operate our business, which could have a material and adverse effect on our operating results and financial condition.

We have made strategic acquisitions and divestitures in the past few years and may complete similar transactions in the future and cannot assure you that any future transactions will be successful.

As part of our business strategy, we have acquired a number of businesses and assets, including our recent acquisition of LiveOpenly, Inc., and we regularly look for opportunities to support our new business strategy through appropriate acquisitions, divestitures and strategic alliances. There can be no assurance that we will be successful in identifying appropriate transaction partners or integrating the acquired businesses into our operations in a way that ultimately supports our business strategy or revenues. We may enter into additional acquisitions, business combinations or strategic alliances in the future. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets acquired. In addition, the process of integrating an acquired company, business or technology, which requires a substantial commitment of resources and management’s attention, may create unforeseen operating difficulties and expenditures. The acquisition of a company or business is accompanied by a number of risks, including:

•	exposure to unanticipated liabilities of an acquired company (or acquired assets);

•	difficulties integrating or developing acquired technology into our services or acquired products or services into our operations, and unanticipated expenses or disruptions related to such integration;

•	the potential loss of key partners or key personnel in connection with, or as the result of, a transaction;

•	the impairment of relationships with clients of the acquired business, or our own clients, partners or employees, as a result of any integration of operations or the expansion of our offerings;

•	the recording of goodwill and intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	the diversion of the attention of our management team from other business concerns, including the day-to-day management of our businesses or the internal growth strategies that we are currently implementing;

•	the risk of entering into markets or producing products where we have limited or no experience, including the integration or removal of the acquired or disposed technologies and products with or from our existing technologies and products; and

•	the inability properly to implement or remediate internal controls, procedures and policies appropriate for a public company at businesses that prior to our acquisition were not subject to federal securities laws and may have lacked appropriate controls, procedures and policies.

We may not be able to adapt as the internet, mobile technologies and customer demands continue to evolve.

The internet, e-commerce, the online marketing industry and mobile devices are characterized by:

•	rapid technological change;

•	changes in customer and user requirements and preferences;

•	frequent new product and service introductions embodying new technologies and business logic; and

•	the emergence of new industry standards and practices that could render our existing service offerings, technology, and hardware and software infrastructure obsolete.

In order to compete successfully in the future, we must:

•	enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers;

•	license, develop or acquire technologies useful in our business on a timely basis; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Our failure to respond in a timely manner to changing market conditions or client requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Our business could be negatively impacted if the security of our or our partners’ equipment becomes compromised.

To the extent that our activities involve the storage and transmission of proprietary information about our customers or users, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. Our (or our third party service providers’) security measures may not prevent security breaches. The failure to prevent these security breaches or a misappropriation of proprietary information may have a material adverse effect on our business, prospects, financial condition, and results of operations.

If we are not able to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, which could cause our stock price to fall or result in our stock being delisted.

Effective internal controls are necessary for us to provide reliable and accurate financial reports. We will need to devote significant resources and time to comply with the requirements of Sarbanes-Oxley with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess the design and operating effectiveness of our controls over financial reporting. Our ability to comply with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls across our company and our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Capital Market, either of which would harm our stock price.

Risks Related to the Internet

We may be unable to keep pace with rapid technological change in the internet industry.

In order to remain competitive, we will be required continually to enhance and improve the functionality and features of our existing products and services, which could require us to invest significant capital or make substantial changes to our personnel, technologies or equipment. If our competitors introduce new products and services embodying new technologies or if new industry standards and practices emerge, our existing services, technologies, and systems may become obsolete or uncompetitive. We may not have the funds or technical knowledge to upgrade our services, technologies, or systems. If we face material delays in introducing new or enhanced products and services, our customers and users may select those of our competitors, in which event our business, prospects, financial condition, and results of operations could be materially and adversely affected.

Regulation of the internet may adversely affect our business.

The laws governing the internet remain largely unsettled, even in areas where legislation has been enacted. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, defamation, product liability, and taxation apply to the internet and internet services. Unfavorable resolution of these issues may substantially harm our business and operating results.

Due to the increasing popularity and use of the internet and online services such as online Yellow Pages, federal, state, local, and foreign governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the internet and other online services. These laws and regulations may affect issues such as user privacy, pricing, content, taxation, copyrights, distribution, product liability and quality of products and services. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the internet, including those covering user privacy, data protection, spyware, “do not email” lists, “do not call” lists, access to high speed and broadband service. Other laws and regulations that have been adopted, or may be adopted in the future, that may affect our business include pricing, taxation (including sales, value-added and other transactional taxes), tariffs, patents, copyrights, trademarks, trade secrets, export of encryption technology, electronic contracting, click-fraud, acceptable content, search terms, lead generation, behavioral targeting, consumer protection, and quality of products and services. Any new legislation could hinder the growth in use of the internet generally or in our industry and could impose additional burdens on companies conducting business online, which could, in turn, decrease the demand for our products and services, increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations.

We may not be able to obtain internet domain names that we would like to have.

We believe that our existing internet domain names are an extremely important part of our business. We may desire, or it may be necessary in the future, to use these or other domain names in the United States and internationally. Various internet regulatory bodies regulate the acquisition and maintenance of domain names in the United States and other countries. These regulations are subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we plan to conduct business in the future.

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

Our (or our third party service providers’) systems and operations may be vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users or “hackers,” natural disaster, and similar events. Preventing, alleviating, or eliminating computer viruses and other service-related or security problems may require interruptions, delays or cessation of service. We may need to expend significant resources protecting against the threat of security breaches or alleviating potential or actual service interruptions. The occurrence of such unanticipated problems or security breaches could cause material interruptions or delays in our business, loss of data, or misappropriation of proprietary information or could render us unable to provide services to our customers for an indeterminate length of time. The occurrence of any or all of these events could materially and adversely affect our business, prospects, financial condition, and results of operations.

If we are sued for content distributed through, or linked to by, our website or those of our customers, we may be required to spend substantial resources to defend ourselves and could be required to pay monetary damages.

We aggregate and distribute third-party data and other content over the internet. In addition, third-party websites are accessible through our website or those of our customers. As a result, we could be subject to legal claims for defamation, negligence, intellectual property infringement, product or service liability or other torts. Other claims may be based on errors or false or misleading information provided on or through our website or websites of our customers, or on links to sexually explicit or gambling websites and sexually explicit advertisements. We may need to expend substantial resources to investigate and defend these claims, regardless of whether we successfully defend against them. While we carry general business insurance, the amount of coverage we maintain may not be adequate. In addition, implementing measures to reduce our exposure to this liability may require us to spend substantial resources and limit the attractiveness of our products or services to users.

If our security measures are breached and unauthorized access is obtained to a client’s data, our service may be perceived as not being secure and clients may curtail or stop using our service.

Our service may involve the storage and transmission of clients’ proprietary information, such as credit card and bank account numbers, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. Our payment services may be susceptible to credit card and other payment fraud schemes, including unauthorized use of credit cards, debit cards or bank account information, identity theft or merchant fraud.

If our security measures are breached in the future as a result of third-party action, employee error, malfeasance or otherwise, and as a result, someone obtains unauthorized access to our clients’ data, our reputation could be damaged, our business may suffer and we could incur significant liabilities. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and frequently are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and clients.

Our revenue may be negatively affected if we are required to charge sales tax or other transaction taxes on all or a portion of our past and future sales to customers located in jurisdictions where we are currently not collecting and reporting tax.

We generally do not charge, collect or have imposed upon us sales, value added (VAT) or other transaction taxes related to the products and services we sell, except for certain corporate level taxes and transaction level taxes outside of the United States. However, the federal, state, and local governments or one or more foreign countries may seek to impose sales or other transaction tax obligations on us in the future. A successful assertion by any tax jurisdiction in which we do business that we should be collecting sales or other transaction taxes on the sale of our products or services, or the adoption of new laws to require us to collect such taxes, could result in substantial tax liabilities related to past sales, create increased administrative burdens or costs, discourage customers from purchasing or continuing to purchase products or services from us, decrease our ability to compete or otherwise substantially harm our business and results of operations.

Risks Related to Our Securities

We have experienced difficulties maintaining compliance with applicable requirements for the continued listing of our common stock on the NASDAQ Capital Market, and any future failure to comply with such requirements could result in the delisting of common stock from that trading market.

During our 2011 fiscal year, we fell out of compliance with certain requirements for the continued listing of our common stock on The NASDAQ Capital Market, including the requirements that we maintain (i) at least 500,000 “publicly held” shares of common stock (i.e., shares not held by directors, officers or 10% stockholders), (ii) at least $2.5 million of stockholders’ equity, and (iii) a market value of our “publicly held” shares of at least $1.0 million. While we obtained a notice from NASDAQ on August 23, 2012 that we regained compliance with the applicable listing rules, and on November 30, 2012 that we were removed from further compliance monitoring, we can provide no assurance that we will remain in compliance with NASDAQ’s listing requirements, or that our common stock will continue to be traded on The NASDAQ Capital Market or any other market.

Stock prices of technology companies have declined precipitously at times in the past and the trading price of our common stock is likely to be volatile, which could result in substantial losses to investors.

The trading price of our common stock has been highly volatile over the past few years and investors could experience losses in response to factors including the following, many of which are beyond our control:

•	decreased demand in the internet services sector;

•	variations in our operating results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•	our failure to meet analysts’ expectations;

•	changes in operating and stock price performance of other technology companies similar to us;

•	conditions or trends in the technology industry, the online marketing industry or the mobile device industry;

•	additions or departures of key personnel or strategic partners; and

•	future sales of our debt or equity securities, including common stock.

Domestic and international stock markets often experience significant price and volume fluctuations that are unrelated or disproportionate to the operating performance of companies with securities trading in those markets. These fluctuations, as well as political events, terrorist attacks, threatened or actual war, and general economic conditions unrelated to our performance, may adversely affect the price of our common stock. In the past, securities holders of other companies often have initiated securities class action litigation against those companies following periods of volatility in the market price of those companies’ securities. If the market price of our stock fluctuates and our stockholders initiate this type of litigation, we could incur substantial costs and experience a diversion of our management’s attention and resources, regardless of the outcome. This could materially and adversely affect our business, prospects, financial condition, and results of operations.

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

Due to our concentrated stock ownership, public stockholders may have no effective voice in our management and the trading price of our common stock may be adversely affected.

Three stockholders beneficially own approximately 63.0% of our outstanding shares of common stock, and one of them, our CEO, is the beneficial owner of approximately 29.1% of our outstanding shares of common stock. Each of these three stockholders also has a contractual right to nominate a director to our board of directors. These stockholders, collectively, have the ability to determine the outcome of the election of directors at our annual meetings and to determine the outcome of many significant corporate transactions, such as mergers, consolidations, dissolutions or the sale of all or substantially all of our assets, many of which only require the approval of a majority of our voting power. . These stockholders may have interests that differ from other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to other stockholders’ interests. Moreover, such a concentration of voting power could have the effect of delaying or preventing a third party from acquiring us at a premium. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We do not intend to pay cash dividends in the foreseeable future due to our limited funds for operations. Therefore, any return on your investment would likely come only from an increase in the market value of our common stock.

Certain provisions of Nevada law, in our organizational documents and in contracts to which we are party may prevent or delay a change of control of our company.

We are subject to the Nevada anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Nevada corporations from engaging in a merger, consolidation, sales of its stock or assets, and certain other transactions with any stockholder, including all affiliates and associates of the stockholder, who owns 10% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 10% or more of the corporation’s voting stock, except in certain situations. In addition, our amended and restated articles of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include the following:

•	the authority of our board to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of these shares, without stockholder approval;

•	stockholders must comply with advance notice requirements to transact any business at the annual meeting;

•	all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent, unless such action or proposal is first approved by our board of directors;

•	special meetings of the stockholders may be called only by the Chairman of the Board, the Chief Executive Officer, or the President of our company;

•	a director may be removed from office only for cause by the holders of at least two-thirds of the voting power entitled to vote at an election of directors;

•	our board of directors is expressly authorized to alter, amend or repeal our bylaws;

•	newly-created directorships and vacancies on our board of directors may only be filled by a majority of remaining directors, and not by our stockholders; and

•	cumulative voting is not allowed in the election of our directors.

These provisions of Nevada law and our articles and bylaws could prohibit or delay mergers or other takeover or change of control of our company and may discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our stockholders.

In addition, provisions in a securities purchase agreement we entered into in December 2011 grant three of our stockholders the right to nominate a director for election to our board of directors.

Our common stock may be subject to the “penny stock” rules as promulgated under the Securities Exchange Act of 1934.

In the event that no exclusion from the definition of “penny stock” under the Securities Exchange Act of 1934, as amended, is available, then any broker engaging in a transaction in our common stock will be required to provide its customers with a risk disclosure document, disclosure of market quotations, if any, disclosure of the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market values of our securities held in the customer’s accounts. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation of sale. Certain brokers are less willing to engage in transactions involving “penny stocks” as a result of the additional disclosure requirements described above, which may make it more difficult for holders of our common stock to dispose of their shares.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our principal executive and administrative offices are located at 6240 McLeod Drive, Suite 120, Las Vegas, Nevada, where we lease approximately 2,500 square feet of space in the McLeod Business Park. Our current monthly rent is approximately $2,500, subject to annual increases. Our lease for this space ends on October 31, 2015; however, we have the option to extend the lease for two additional lease terms of three years each. We also lease approximately 11,000 square feet of space located at 325 East Warm Springs Road, Suite 100, Las Vegas Nevada, which we utilize as our call center. We currently pay approximately $13,000 in monthly rent for the call center, which is subject to annual increases. Our lease for this space ends on approximately March 30, 2016; however, we have the option to extend the lease for two additional lease terms of three years each. Our San Diego executive office is located at 12520 High Bluff Drive, San Diego, California, where we utilize approximately 1,600 square feet of space in Plaza Del Mar. This office is currently being provided to us by a company that is a related party to the Isaac Capital Group LLC, one of our largest stockholders which is owned by Jon Isaac, our President and CEO and one of our directors.

ITEM 3. Legal Proceedings

Except as described below, we are not a party to, and none of our property was the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to our business. While we currently believe that the ultimate outcome of these routine proceedings will not have a material adverse effect on our consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. An unfavorable ruling could result in a material adverse impact on our net income and financial condition in the period in which a ruling occurs. Moreover, routine litigation, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could adversely affect our net income and financial condition.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc., which we refer to as GES, filed a consumer fraud lawsuit against us in the King County Superior Court in the State of Washington, alleging that our use of activator checks violated the Washington Consumer Protection Act and seeking class certification pursuant to Washington law. GES sought injunctive relief against our use of activator checks, damages in an amount equal to three times the damages allegedly sustained by the members of the putative class, exemplary damages for the alleged violation of law, and its fees and costs. We denied the allegations and commenced defending the litigation.

Early in 2010, the Court denied both parties’ dispositive motions, at which time they commenced settlement discussions. The parties reached a settlement and entered into a settlement agreement on or about November 5, 2012. Subject in each case to preliminary and final approval by the Court, the settlement agreement provides for $150,000 to be paid to plaintiff’s counsel, $10,000 to be paid to GES as the “representative plaintiff”, and $70 to be paid to each eligible tentative class member who properly submits a claims form and does not opt out of the settlement. On January 11, 2013, pursuant to a motion for preliminary approval filed by plaintiff’s counsel and not opposed by us (as agreed in the settlement agreement), the court granted preliminary approval to the proposed settlement and scheduled the final approval hearing for April 26, 2013. The settlement agreement and court order obligate us to send notices of the proposed settlement to the tentative class members and, thereafter, we expect that plaintiff’s counsel will seek final approval of the settlement by the Court. While as part of the settlement agreement we denied any wrongdoing, any liability and the appropriateness of class certification, we did agree not to oppose plaintiff’s motions for preliminary and final approval of the proposed settlement. We anticipate that the Court will grant final approval in our second quarter and that the required payments will be made during that quarter. As of September 30, 2012, we had an accrual of $150,000 related to this matter.

Sunpark 2000 LLC vs. Telco Billing, Inc.

On September 26, 2012, Sunpark 2000 LLC, which we refer to as Sunpark, filed a lawsuit against Telco Billing Inc., a subsidiary of LiveDeal, Inc., before the Eighth Judicial District Court (Clark County) of the State of Nevada. The complaint alleged we breached a lease agreement dated August 15, 2007 with Sunpark, which by its terms leased approximately 12,635 square feet of commercial real property in Las Vegas, Nevada to Telco Billing from November 1, 2007 until December 31, 2012. Sunpark is seeking lost rent damages of approximately $357,503 and repair expenses in excess of $2,500. Telco Billing denied the key allegations and asserted numerous affirmative defenses. The parties are in settlement discussions and have not yet commenced discovery. As of September 30, 2012, we had an accrual of $266,000 related to this matter.

ITEM 4. Mine Safety Disclosures

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

	Quarter Ended	High	Low

2011	December 31, 2010	$23.42	$4.49
	March 31, 2011	$7.57	$3.69
	June 30, 2011	$4.97	$2.59
	September 30, 2011	$3.58	$1.50

2012	December 31, 2011	$7.37	$1.02
	March 31, 2012	$7.19	$2.59
	June 30, 2012	$15.57	$3.87
	September 30, 2012	$18.58	$3.38

Holders of Record

On December 31, 2012, there were approximately 182 holders of record of our common stock according to our transfer agent. We have no record of the number of stockholders who hold their stock in “street name” with various brokers.

Dividend Policy

We have one class of authorized preferred stock (Series E Preferred Stock), of which there are currently 127,840 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year. At September 30, 2012, we had accrued but unpaid dividends totaling approximately $13,904.

Presently, we do not pay dividends on our common stock. The timing and amount of future dividend payments on our common stock, if any, will be determined by our Board of Directors based upon our earnings, capital requirements and financial position, general economic conditions, alternative uses of capital, and other pertinent factors.

Issuer Purchases of Equity Securities

During our fiscal quarter ended September 30, 2012, neither we nor any “affiliated purchaser”, as defined in Exchange Act Rule 10b-18(a)(3)), repurchased any shares of our common stock. At September 30, 2012, we had retired all of our shares of treasury stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Reference is made to Note 13 of the notes to our consolidated financial statements for certain disclosures about our equity compensation plans.

Recent sales of unregistered securities

On April 3, 2012, which we refer to as the closing date, we entered into a Note and Warrant Purchase Agreement, which we refer to as the note purchase agreement, with Isaac Capital Group LLC, which we refer to as ICG, pursuant to which ICG agreed to purchase for cash up to $2,000,000 in aggregate principal amount of our unsecured Subordinated Convertible Notes, which we refer to as the convertible notes. ICG is owned by Jon Isaac, our President and Chief Executive Officer and a director on our Board, which prior to this transaction owned 403,225 shares, or 16.8% of our outstanding shares of common stock. Reference is made to Note 6 of the notes to our consolidated financial statements for additional disclosures about the note purchase agreement.

Either ICG or we may elect at any time to convert all or any portion of any outstanding convertible note (including all principal and accrued interest) into (1) a number of shares of our common stock equal to the dollar amount being converted divided by the conversion price and, (2) a warrant exercisable for a period of five (5) years following the date of its issuance for a number of shares equal to the same number of shares as are issuable upon conversion of the note (as provided in clause (1) above), at an exercise price equal to 120% of the conversion price. Subject to adjustment for stock splits and combinations, share reclassifications, certain fundamental transactions and certain share issuances, the conversion price will be equal to 60% of the lesser of (i) $3.96, which was the closing bid price of our common stock on the closing date, and (ii) the 10-day weighted average closing bid price of our common stock for the 10 business days immediately preceding the date of the applicable notice of conversion subject to a minimum of $1.00. The exercise price of the warrant is subject to similar adjustments.

We issued an initial convertible note in the principal amount of $250,000 to ICG on the closing date. On September 10, 2012, ICG elected to convert the entire principal balance of plus accrued interest on that note at a conversion price of $2.38 per share, resulting in the issuance of 109,139 shares of our common stock and a warrant to acquire 109,139 additional shares of our common stock at an exercise price of $2.85 per share.

We issued a second convertible note in the principal amount of $250,000 to ICG on December 11, 2012. On December 17, 2012, ICG elected to convert that note with a conversion price of $2.02 per share, resulting in the issuance of 123,829 shares of our common stock and a warrant to acquire 123,829 additional shares of our common stock at an exercise price of $2.43 per share.

As described in more detail in Item 7 above under the heading "Current Business Strategy", on August 16, 2012, in connection with the acquisition of substantially all of the assets of LiveOpenly, Inc., we issued 75,000 shares of our common stock to LiveOpenly's designees.

We offered and sold these notes, warrants and shares without registration under the Securities Act of 1933 to an accredited investor in reliance upon the exemption from the registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. These notes, warrants and shares may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend has been placed on the certificates we issued to represent these securities.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended September 30, 2012, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 8 of this Annual Report.

Executive Overview

Our Company

LiveDeal, Inc., which, together with its subsidiaries, we refer to as the Company, LiveDeal, “we”, “us” or “our”, provides online customer acquisition services for small-to-medium sized local businesses, or SMBs. We offer affordable tools for SMBs to extend their marketing reach to relevant prospective customers via the internet. We also provide SMBs promotional marketing with the ability to offer special deals and activities through our online publishing partners.

Our principal offices are located at 6240 McLeod Drive, Suite 120, Las Vegas, Nevada 89120, our telephone number is (702) 939-0230, and our corporate website (which does not form part of this report) is located at www.livedeal.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

Summary Business Description

We provide marketing solutions that boost customer awareness and merchant visibility on the internet. We recently launched two new business lines under new management after a period of re-evaluating our sales program, products, distribution methods and vendor programs. In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand, which we refer to as online presence marketing. In August 2012, we commenced sourcing local deal and activities to strategic publishing partners under our LiveDeal® brand, which we refer to as promotional marketing. We continue to actively develop, revise and evaluate these products and services and our marketing strategies and procedures.

As these business lines were launched in August 2012 and November 2012, the results have at this juncture not had a material impact on our revenues for our fiscal year 2012. We continue to generate most of our revenue from servicing our existing customers under our legacy product offerings, primarily our InstantProfile® line of products and services. Because of the change in our business strategy and product lines, we no longer accept new customers under our legacy product offerings.

Changes in Business Strategies

We have been engaged in a significant re-evaluation of and adjustment to our business strategy over the last several years. The focus of these efforts has been twofold: first, to make our product offerings more appealing in the evolving market for assisting SMBs with their online marketing challenges; and second, to move ahead of our competitors in this market segment. In connection with this re-evaluation, we terminated all new sales under our direct sales business line on December 1, 2010, and on July 15, 2011, we discontinued all new sales of our InstantProfile® product. As a result of the cessation of our marketing efforts to acquire new customers, and the attrition of existing customers, our net revenues continued to decline, from $4.2 million in fiscal 2010 to $4.1 million in fiscal 2011 and $3.1 million in fiscal 2012.

At the same time, we have been actively engaged in efforts to reduce our ongoing costs and expenses. As a result, our total operating expenses declined from $12.0 million in fiscal 2010 to $5.8 million in fiscal 2011 and $3.3 million in fiscal 2012.

In March 2010, we evaluated our business and adopted a new business strategy that addressed each of our business segments as separate entities and re-launched and restructured our legacy line of business. This evaluation was necessitated by the challenges facing our direct sales business lines that provide internet-based customer acquisition strategies for SMBs, as well as declining revenues from our traditional business line (i.e. directory services). Additionally, current economic and regulatory forces, both general and specific to our industry, impacted our consideration of our existing business model and strategy.

As a result, we decided during the second quarter of fiscal 2010 to move our strategic focus towards our directory services business and to bring it up to current market standards and regulatory requirements and away from our direct sales business line. This strategy culminated in the termination of all new sales under our direct sales business line on December 1, 2010. In March 2011, we made the strategic decision to discontinue our direct sales business and product offerings, and in May 2011 we transferred the remaining customers to Reach Local in exchange for ten and five percent of gross revenues derived from such customers during the first and second year, respectively.

Our strategic focus then switched to delivering a suite of internet-based, local search driven, customer acquisition services for SMBs, sold via telemarketing using LEC billing channels as well as other billing channels and targeting all segments of the SMB market through our Velocity Marketing Concepts, Inc. subsidiary. We paused new Velocity sales July 15, 2011 while we re-evaluated our current and future sales programs.

While continue to generate most of our revenue from servicing our existing customers under our legacy product offerings, primarily our InstantProfile® line of products and services, because of the changes in our business strategy and product lines, we no longer accept new customers for these products.

Restructuring Activities

On January 4, 2010, our Board of Directors approved a reduction in force that resulted in the termination of approximately 33% of our workforce, effective January 7, 2010. On February 23, 2010, our Board of Directors approved an additional reduction in force that resulted in the termination of approximately 20% of our workforce, effective March 4, 2010. These reductions in force were related to our ongoing restructuring and cost reduction efforts as the Board of Directors explores a variety of strategic alternatives, including the potential sale of our company or certain of its assets and/or the acquisition of other entities or businesses.

On November 30, 2010, our Board of Directors approved a reduction in force that resulted in the termination of 36 employees, or approximately 60% of our workforce, effective December 1, 2010. The reduction in force was related to our ongoing restructuring and cost reduction efforts and strategy of focusing our resources on the development and expansion of our core InstantProfile product, the successor to our LEC-billed directory listing product. All of the affected employees were involved in the marketing and sale of our InstantPromote product.

In May 2011, we ceased the direct sales business and transferred the remaining customers to Reach. In connection therewith, we terminated seven employees and recorded non cash impairment charges of $367,588, consisting of the write-off of net intangible, in fiscal 2011. The direct sales business segment accounted for $1,341,430 and $3,838,479 of net revenues for the years ended September 30, 2011 and 2010, respectively.

Changes in Principal Officers and Directors

On January 4, 2010, Richard Sommer resigned as our Chief Executive Officer, and our board appointed Kevin A. Hall as Chief Operating Officer on May 20, 2010 and as Chief Executive Officer on March 24, 2011. On January 2, 2010, Rajeev Seshadri resigned as our Chief Financial Officer and was replaced by Lawrence W. Tomsic.

On December 12, 2011, we entered into a Securities Purchase Agreement with each of Isaac Capital Group LLC, or ICG, John Kocmur, Kingston Diversified Holdings LLC, or Kingston, and two other investors, pursuant to which we issued and sold an aggregate of 1,612,899 shares of our common stock for an aggregate purchase price of $2.0 million. Each of ICG, Kocmur and Kingston, whom we refer to as the lead purchasers, invested $500,000 and were issued 403,225 shares of stock, and the investors each invested $250,000 and were issued 201,612 shares of stock.

Pursuant to the Purchase Agreement, on December 12, 2011, our Board increased the number of authorized directors of the Company to eight directors and appointed Jon Isaac, the owner of ICG, Tony Isaac, the father of Jon Isaac, and John Kocmur to fill the vacancies created by the increase in the size of the full Board. These directors were designated for appointment to our board by the lead purchasers in accordance with their rights under the securities purchase agreement described above.

On January 13, 2012, our board terminated Kevin Hall, our CEO, effective as of January 20, 2012, and on that date, our board appointed Jon Isaac to serve as our President and Chief Executive Officer.

Around January 20, 2012, Kevin Hall and Sheryle Bolton resigned as members of our Board, and on January 25, 2012, our Board appointed Dennis Gao as a director to fill the vacancy created by Ms. Bolton’s resignation.

On May 20, 2012, the employment of Larry Tomsic, the Company’s Chief Financial Officer terminated. We are in the process of evaluating and defining our needs for a Chief Financial Officer or Controller. Currently, Mr. Isaac is functioning as our principal financial officer.

Current Business Strategy

Under new management, we continued the process of evaluating our business strategy and to cut costs. In August 2012, we commenced sourcing local deal and activities to strategic publishing partners under our LiveDeal® brand, which we refer to as promotional marketing. In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand, which we refer to as online presence marketing. We continue to actively develop, revise and evaluate these products and services and our marketing strategies and procedures.

In connection with our new promotional marketing business line, on August 16, 2012, we completed our acquisition of substantially all of the assets of LiveOpenly, Inc., a California corporation, which we refer to as LiveOpenly. The acquired business sourced, published and sold discounted offers for goods and services through local retail merchants. Under the terms of the acquisition, we acquired LiveOpenly’s sourcing contracts, software, customer lists, trademarks, domain names, and related assets in exchange for the issuance of 75,000 shares of our common stock. In connection with this acquisition, the Company recorded $420,000 of net assets, consisting entirely of intangible assets. No goodwill was recognized as the purchase price equaled the net assets received. In connection with this acquisition, we engaged Ejimofor Umenyiora, the former Director of Sales of LiveOpenly, as an independent contractor.

Because of the infancy of our new lines of business, we have yet to generate significant revenue from our online presence marketing or our promotional marketing lines of business. Given that we have not been accepting new customers for our legacy product offerings since July 2011 and that we did not launch our new product offerings until August 2012, our revenues have declined in fiscal 2012 as compared to fiscal 2011. However, we engaged in significant cost reduction and containment activities during this period, and have reduced our net loss to $1.6 million in fiscal 2012 as compared to $5.5 million in fiscal 2011.

Critical Accounting Estimates and Assumptions

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make many estimates and assumptions that may materially affect both our consolidated financial statements and related disclosures, such as reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period, and the comparability of the information presented over different reporting periods. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. Summaries of our significant accounting policies are detailed in the notes to the consolidated financial statements, which are an integral component of this filing.

The discussion in this section of "critical" accounting estimates and assumptions is according to the disclosure guidelines of the SEC, wherein:

•	the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and
•	the impact of the estimates and assumptions on our financial condition or operating performance is material.

Besides those meeting these "critical" criteria, we make many other accounting estimates and assumptions in preparing our financial statements and related disclosures. Although not associated with “highly uncertain matters,” these estimates and assumptions are also subject to revision as circumstances warrant, and materially different results may sometimes occur.

The following summarizes “critical” estimates and assumptions made by management in the preparation of the consolidated financial statements and related disclosures.

Revenue Recognition

We recognize revenue for our services when all of the following criteria are satisfied:

•	persuasive evidence of an arrangement exists;
•	services have been performed;
•	the selling price is fixed or determinable; and
•	collectability is reasonably assured.

Through September 30, 2012, we have not generated significant revenue from our two new product offerings: online presence marketing and promotional marketing.

With respect to our legacy businesses, we generate revenue from customer subscriptions for directory and advertising services. We recognize revenues as services are rendered. In some instances, we receive payments in advance of rendering services, whereupon such revenues are deferred until the related services are rendered. Our billing and collection procedures include significant involvement of outside parties, referred to as aggregators for LEC billing and service providers for ACH billing. We provide allowances for customer refunds, non-paying customers and fees which are estimated at the time of billing.

Allowance for Doubtful Accounts

We estimate allowances for doubtful accounts for accounts that are billed directly by us as well as those serviced by third party aggregators and service providers (processors).

Included in accounts receivable are amounts held by LEC aggregators as reserves for future refunds, billing adjustments, service fees, etc.  As we have ceased billing activities with many of these service providers, there is some uncertainty as to the collectability of such receivables and we have increased our allowance for doubtful accounts accordingly.

The aggregate of accounts receivable balances from the LEC operations that do not have billing activity was $956,524 and $1,241,097 as of September 30, 2012 and 2011, respectively, and the aggregate of corresponding allowances was $853,452 and $1,069,048, respectively. These aggregate amounts include the accounts receivable balances and allowances for the accounts held by the Chapter 11 bankruptcy filing of one of our LEC aggregators. At September 30, 2012 and 2011 we had $777,755 and $703,732 of accounts receivable and reserve allowance, respectively, associated with this LEC aggregator.

Carrying Value of Intangible Assets

Our intangible assets consist of licenses for the use of internet domain names or universal resource locators, or URLs, capitalized website development costs, other information technology licenses and marketing and technology related intangibles acquired through the acquisitions of LiveDeal, Inc. (California) and LiveOpenly. All these assets are capitalized at their original cost (or at fair value for assets acquired through business combinations) and amortized over their estimated useful lives. We capitalize internally generated software and website development costs in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) ASC 350, “Intangibles – Goodwill and Other”.

We evaluate the recoverability of the carrying amount of intangible assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. In the event of such changes, impairment would be assessed if the expected undiscounted net cash flows derived for the asset are less than its carrying amount. During the 2011 second fiscal quarter, $367,588 in net intangible assets were written off which were previously used in the discontinued direct sales business. A further evaluation was conducted in the fourth quarter of fiscal 2011 due to continued operating losses; however, it was determined that no further impairment existed at that time. In 2012, due to improved financial results, there were no changes in events or circumstances which would indicate carrying amounts would not be recoverable.

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

We have estimated net deferred income tax assets (net of valuation allowances) of $0 at September 30, 2012 and 2011. A full valuation allowance has been established against all net deferred tax assets as of September 30, 2012 and 2011 based on estimates of recoverability. While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business lines. Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

We performed an analysis of uncertain tax positions and we did not identify any significant uncertainties that would affect the carrying value of our deferred tax assets and liabilities as of September 30, 2012 and 2011.

Results of Operations

Net Revenues

	Net Revenues
	2012	2011	Change	Percent

Year Ended September 30,	$3,070,503	$4,083,412	$(1,012,909)	(25%	)

Net revenues in fiscal 2012 decreased by approximately $1,000,000, as compared to fiscal 2011, primarily due to the fact that new sales of our legacy products were terminated on July 15, 2011. We continue to service existing customers under our legacy product and service lines, which accounted for substantially all of revenues for fiscal 2012. As our new product lines, online presence marketing and promotional marketing, are in their infancy, they have yet to generate significant revenues during fiscal 2012.

We have historically billed a significant amount of our legacy business revenues through LEC billing channels. The largest LEC billing companies have issued a notice to all clearinghouses that they will cease billing for third parties as of December 28, 2012. We anticipate that the three remaining LEC billing companies will also cease processing for third parties as of the end of 2012. If we are not able to obtain alternative billing methods for these customers, the number of legacy subscribers and our revenues attributable to our legacy business may materially decline.

Cost of Services

	Cost of Services
	2012	2011	Change	Percent

Year Ended September 30,	$715,457	$3,606,143	$(2,890,686)	(80%	)

Cost of services decreased in fiscal 2012 as compared to fiscal 2011, primarily due to decreased costs associated with the decline in the number of our customers and the provisioning of fulfillment activities which are now done by us rather than outside vendors. We continue to service existing customers acquired under legacy product and service lines, which accounted for substantially all of our cost of services for fiscal 2012 and 2011.

	Gross Profit
	2012	2011	Change	Percent

Year Ended September 30,	$2,355,046	$477,269	$1,877,777	393%

Gross profit increased approximately $1,878,000 in fiscal 2012 as compared to fiscal 2011 reflecting a decrease in cost of services, partially offset by a decrease in net revenues as described above.

General and Administrative Expenses

	General and Administrative Expenses
	2012	2011	Change	Percent

Year Ended September 30,	$3,290,002	$5,721,351	$(2,431,349)	(42%	)

General and administrative expenses decreased in fiscal 2012 as compared to fiscal 2011 as outlined below:

•	Decreased compensation costs of approximately $978,800 reflecting the impacts of our restructuring action;

•	Decreased professional fees of approximately $1,004,700 related to:

▪	Legal fees of $469,400, due to reduction of litigation,
▪	Outside sales service costs of $205,600, due to the termination of third party sales consultants,
▪	Other miscellaneous consultant costs of $109,200,
▪	Investment banker fees of $88,300,
▪	Reductions in IT consultant fees of $80,000 as we moved our IT function to virtual servers,
▪	Accounting fees of $29,300, and
▪	Marketing consultant fees of $22,900,

•	Decreased depreciation and amortization expense of approximately $303,850 related to the reduction of direct sales related assets and intangibles;

•	Decreased software costs of $189,300 reflecting a decrease in IT infrastructure and product development costs;

•	Other expense decreases of approximately $100,000, including rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives;

•	Partially offset by an increase in litigation fees of $145,000 which is due to an accrual of $150,000 in the third quarter of fiscal 2012 in conjunction with a legal settlement.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q4 2012	Q3 2012	Q2 2012	Q1 2012	Q4 2011	Q3 2011	Q2 2011	Q1 2011
Compensation for employees, leased employees, officers and directors	(242,490)	(378,700)	(295,333)	(341,325)	(340,888)	(422,901)	(536,269)	(936,426)
Professional fees	(254,549)	(110,706)	(226,403)	(143,805)	(360,221)	(378,960)	(539,950)	(453,062)
Depreciation and Amortization	(67,635)	(55,669)	(67,391)	(69,281)	(88,868)	(79,227)	(190,254)	(205,477)
Other general and administrative costs	(244,740)	(347,278)	(232,301)	(212,403)	(174,887)	(291,448)	(344,909)	(377,604)

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2012	2011	Change	Percent

Year Ended September 30,	$12,310	$57,652	$(45,342)	(79%	)

Sales and marketing expenses decreased in fiscal 2012 as compared to fiscal 2011 primarily due to the reduction in spending for marketing materials. This reduction is in conjunction with the stopping of new sales effective July 2011.

Operating Loss

	Operating Loss
	2012	2011	Change	Percent

Year Ended September 30,	$(947,266)	$(5,301,734)	$4,354,468	82%

The decrease in our operating loss for fiscal 2012 as compared to fiscal 2011 reflect our cost containment efforts and change in strategic direction, which caused a variety of changes in net revenues, cost of sales, general and administrative expenses, and sales and marketing expenses, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2012	2011	Change	Percent

Year Ended September 30,	$(640,375)	$(82,159)	$(558,216)	(679%	)

Other income (expense) in fiscal 2012 consisted of:

•	($613,000) of interest expense, including $489,594 of non-cash charges associated with a beneficial conversion feature associated with our convertible debt issued to ICG;

•	($30,000) loss on disposal of fixed assets; partially offset by

•	$2,600 of interest income on cash balances.

Other income (expense) in fiscal 2011 consisted of:

•	($72,000) of interest expense;

•	($13,000) loss on disposal of fixed assets; partially offset by

•	$3,000 of interest income on cash balances.

Income (Loss) from Discontinued Operations

	Income (Loss) from Discontinued Operations
	2012	2011	Change	Percent

Year Ended September 30,	$12,433	$(118,355)	$130,788	111%

In 2011, the Company decided to discontinue the direct sales business and, accordingly, results from that segment are reflected as discontinued operations in our consolidated financial statements for all periods presented. Our income from direct sales for the year ended September 30, 2012 consisted of the recovery of a bad debt from a previous period.

Net Loss

	Net Loss
	2012	2011	Change	Percent

Year Ended September 30,	$(1,575,208)	$(5,502,248)	$3,927,040	71%

Changes in net loss are primarily attributable to changes in operating income (loss), other income (expense), and income (loss) from discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities improved by $4,350,012, or 101%, to $28,984 for the year ended September 30, 2012, compared to ($4,321,028) for the year ended September 30, 2011. Although our net loss decreased by approximately $3,900,000 in fiscal 2012 as compared to fiscal 2011, this was offset by a decrease in non-cash charges and other adjustments of $1,105,000 in fiscal 2012 as compared to fiscal 2011. Cash flows from operations were also impacted by an increase of $929,000 in changes in working capital and other assets in fiscal 2012 as compared to fiscal 2011. Our primary source of cash inflows has historically been net remittances from our directory services customers processed in the form of ACH billings and LEC billings. As of September 30, 2012, three such entities accounted for 35%, 27% and 15% of gross accounts receivable.

We discontinued the direct sales business in May 2011 as described above. We previously received upfront payments averaging approximately one-sixth of the gross contract amount. Subsequent payments were received on an installment basis after the application of the initial payment amounts and were billed ratably over the remaining life of the contract.

Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used for investing activities totaled approximately ($531,000) for fiscal 2012, consisting of $482,000 for expenditures for intangible assets (including website investments) and $48,000 for purchases of equipment. Net cash used in investing activities during fiscal 2011 was approximately $100,000, consisting of $101,000 from a certificate of deposit redeemed partially offset by $1,500 for purchases of property and equipment.

During fiscal 2012, our cash flows from financing activities consisted of issuance of stock to investors of $2,350,000 and proceeds for the issuance of convertible debt of $250,000, partially offset by payments on notes payable of $1,000,000 and $37,000 of payments on capital lease obligations. During fiscal 2011, our cash flows from financing activities consisted of $1,238,000 received from debt obtained of $1,000,000 and the issuance of stock to investors of $300,000, partially offset by $62,000 of payments on capital lease obligations.

We had working capital of $371,000 as of September 30, 2012 compared to a working capital deficit of $1,050,000 as of September 30, 2011, with current assets increasing by $786,000 and current liabilities decreasing by $635,000 from September 30, 2011 to September 30, 2012. Increases in working capital are primarily attributable to the decrease in our operating net loss and the results of our financing activities.

While our existing cash on hand is insufficient to sustain our current operating activities, we believe that we will be able to secure additional resources to fund our operations. Other sources of financing may include: stock issuances; additional loans; or other forms of financing secured by or leveraged off our accounts receivable based on existing programs in place that are being offered to companies similar to ours. We cannot provide any assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all Further, our business is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements its new product and marketing strategies and responds to operating results.

Although we stopped new Velocity product sales July 15, 2011, we continued to service existing customers acquired under our Directory Services and InstantProfile product and service lines and we are simultaneously exploring other strategic alternatives. In August 2012, we commenced sourcing local deals and activities to strategic publishing partners under our LiveDeal® brand, and in November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand. There can be no assurance that that these new product lines will generate sufficient revenue or that we will achieve profitability, positive operating cash flows, or sufficient cash flows for operations.

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

The direct sales business segment accounted for $0 and $1,341,430 net revenues for the years ended September 30, 2012 and 2011, respectively. Net revenues from this business segment are now included as part of income from discontinued operations in the accompanying consolidated statements of operations. Net income for the year ended September 30, 2012 consisted of a recover on a bad debt from a previous period.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2012 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2013	2014	2015	2016	2017	Thereafter
Operating lease commitments	$193,405	$133,911	$55,190	$3,531	$773	$–	$–
Noncancellable service contracts	–	–	–	–	–		–
	$193,405	$133,911	$55,190	$3,531	$773	$–	$–

At September 30, 2012, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2012, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2012 or 2011) or commodity price risk.

ITEM 8. Financial Statements and Supplementary Data

LIVEDEAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Live Deal, Inc.

We have audited the accompanying consolidated balance sheets of LiveDeal, Inc. and Subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended September 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

Kabani and Company, Inc.

Certified Public Accountants

Los Angeles, California

January 14, 2013

LIVEDEAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
Assets
Cash and cash equivalents	$1,305,785	$244,470
Accounts receivable, net	439,848	654,856
Prepaid expenses and other current assets	52,614	113,323
Total current assets	1,798,247	1,012,649
Accounts receivable, long term portion, net	374,570	371,438
Property and equipment, net	50,526	171,201
Deposits and other assets	35,707	31,007
Intangible assets, net	1,997,671	1,222,334
Total assets	$4,256,721	$2,808,629

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$1,017,363	$600,908
Accrued liabilities	410,104	424,595
Notes payable	–	1,000,000
Current portion of capital lease obligation	–	36,992
Total current liabilities	1,427,467	2,062,495
Total liabilities	1,427,467	2,062,495

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,620,486 and 698,491 shares issued, 2,620,486 and 694,239 shares outstanding at September 30, 2012 and September 30, 2011, respectively	2,620	698
Treasury stock (0 and 4,252 shares, at September 30, 2012 and 2011, respectively, carried at cost)	–	(70,923)
Paid in capital	24,400,483	20,813,082
Accumulated deficit	(21,584,715)	(20,007,589)
Total stockholders' equity	2,829,254	746,134

Total liabilities and stockholders' equity	$4,256,721	$2,808,629

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2012	2011

Net revenues	$3,070,503	$4,083,412
Cost of services	715,457	3,606,143
Gross profit	2,355,046	477,269

Operating expenses:
General and administrative expenses	3,290,002	5,721,351
Sales and marketing expenses	12,310	57,652
Total operating expenses	3,302,312	5,779,003
Operating loss	(947,266)	(5,301,734)
Other income (expense):
Interest income (expense), net	(610,485)	(69,223)
Other expense	(29,890)	(12,936)
Total other expense, net	(640,375)	(82,159)

Loss before income taxes	(1,587,641)	(5,383,893)
Income tax provision (benefit)	–	–
Loss from continuing operations	(1,587,641)	(5,383,893)

Discontinued operations
Income (loss) from discontinued component, including disposal costs	12,433	(118,355)
Income tax provision (benefit)	–	–
Income (loss) from discontinued operations	12,433	(118,355)

Net loss	$(1,575,208)	$(5,502,248)

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.77)	$(8.11)
Discontinued operations	0.01	(0.18)
Net loss	$(0.76)	$(8.29)
Weighted average common shares outstanding:
Basic and diluted	2,068,828	664,167

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Paid-In Capital	Retained Earnings	Total
Balance, September 30, 2010	639,117	$639	127,840	$10,866	$(70,923)	$20,441,692	$(14,503,423)	$5,878,851
Series E preferred stock dividends							(1,918)	(1,918)
Stock based compensation						38,231		38,231
Issuance of common stock for cash	50,198	50				299,950		300,000
Restricted stock cancellations	(8)	–				–		–
Amortization of deferred stock compensation						17,885		17,885
Issuance of common stock for services	9,184	9				15,324		15,333
Net loss							(5,502,248)	(5,502,248)
Balance, September 30, 2011	698,491	698	127,840	10,866	(70,923)	20,813,082	(20,007,589)	746,134
Series E preferred stock dividends							(1,918)	(1,918)
Stock based compensation						16,942		16,942
Issuance of common stock for cash	1,694,529	1,694				2,348,306		2,350,000
Restricted stock cancellations	(25)							–
Issuance of common stock for services	47,827	48				124,718		124,766
Issuance of common stock for intangibles	75,000	75				419,925		420,000
Beneficial conversion feature on convertible debt and warrants						489,594		489,594
Conversion of note payable	109,139	109				258,835		258,944
Treasury stock retired	(4,475)	(4)			70,923	(70,919)		–
Net loss							(1,575,208)	(1,575,208)
Balance, September 30, 2012	2,620,486	$2,620	127,840	$10,866	$–	$24,400,483	$(21,584,715)	$2,829,254

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,575,208)	$(5,502,248)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	259,975	563,826
Non-cash interest expense associated with convertible debt and warrants	489,594	–
Non-cash stock compensation expense	16,942	38,231
Non-cash issuance of common stock for services	124,766	15,333
Amortization of deferred stock compensation	–	17,885
Provision for uncollectible accounts	(81,026)	336,929
Non-cash impairment of goodwill and intangibles	–	367,588
Loss on disposal of property and equipment	36,040	12,936
Changes in assets and liabilities:
Accounts receivable	292,902	(84,550)
Prepaid expenses and other current assets	60,709	105,798
Deposits and other assets	(4,700)	18,287
Accounts payable	416,455	246,468
Accrued liabilities	(7,465)	(457,511)

Net cash provided by (used in) operating activities	28,984	(4,321,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of certificate of deposits	–	101,293
Expenditures for intangible assets	(482,413)	–
Purchases of property and equipment	(48,264)	(1,551)

Net cash provided by (used in) investing activities	(530,677)	99,742

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	–	1,000,000
Payments on notes payable	(1,000,000)	–
Principal repayments on capital lease obligations	(36,992)	(61,618)
Issuance of common stock for cash	2,350,000	300,000
Proceeds from issuance of convertible debt and warrants	250,000	–

Net cash provided by financing activities	1,563,008	1,238,382

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,061,315	(2,982,904)

CASH AND CASH EQUIVALENTS, beginning of period	244,470	3,227,374

CASH AND CASH EQUIVALENTS, end of period	$1,305,785	$244,470

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Conversion of notes payable and accrued interest into common stock	$258,944	$–
Issuance of common stock in connection with the acquisition of LiveOpenly	$420,000	$–
Accrued and unpaid dividends	$1,918	$1,918

Cash paid for income taxes	$–	$1,600

Cash paid for interest	$97,895	$57,266

The accompanying notes are an integral part of these consolidated financial statements.

LiveDeal, Inc.

Notes to Consolidated Financial Statements

Note 1:	Organization and Basis of Presentation

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

The Company’s new strategic focus is on developing and marketing a suite of affordable products and services designed to meet the online marketing needs of small and medium-sized businesses by boosting customer awareness and merchant visibility on the internet. The Company primarily sells this suite of products and services via telemarketing.

The following sets forth historical transactions with respect to the Company’s organizational development:

•	Telco Billing, Inc. was formed in April 1998 to provide advertising and directory listings for businesses on its Internet website in a “Yellow Pages” format. Telco provides those services to its subscribers for a monthly fee. These services are provided primarily to businesses throughout the United States. Telco became a wholly owned subsidiary of the Company after the June 1999 acquisition.

•	At the time that the transaction was agreed to, the Company had 12,567,770 common shares issued and outstanding. As a result of the merger transaction with Telco, there were 29,567,770 common shares outstanding, and the former Telco stockholders held approximately 57% of the Company’s voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Telco, under the purchase method of accounting, and was treated as a recapitalization with Telco as the acquirer. Consistent with reverse acquisition accounting, (i) all of Telco’s assets, liabilities, and accumulated deficit were reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) were reflected at their net asset value as if issued on June 16, 1999.

•	On June 6, 2007, the Company completed its acquisition of LiveDeal, Inc. (“LiveDeal”), a California corporation. LiveDeal operated an online local classifieds marketplace, www.livedeal.com, which listed millions of goods and services for sale across the United States. The technology acquired in the acquisition offered such classifieds functionality as fraud protection, identity protection, e-commerce, listing enhancements, photos, community-building, package pricing, premium stores, featured Yellow Page business listings and advanced local search capabilities. This business has since been discontinued – see Note 3.

•	On July 10, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of OnCall Subscriber Management Inc., a Manila, Philippines-based company that provided telemarketing services. The acquisition took place through the Company’s wholly-owned subsidiary, 247 Marketing LLC, a Nevada limited liability company, which remains in existence but is inactive.

•	On August 10, 2007, the Company filed amended and restated articles of incorporation with the Office of the Secretary of State of the State of Nevada, pursuant to which the Company’s name was changed to LiveDeal, Inc., effective August 15, 2007. The name change was approved by the Company’s Board of Directors pursuant to discretion granted to it by the Company’s stockholders at a special meeting on August 2, 2007.

•	During 2009, the Company made strategic changes that impacted the Company’s consolidated financial statements in the following manner:

o	Impairment charges of $16,111,494 were recorded related to the write-down of the Company’s goodwill and other intangible assets;
o	The Company commenced a plan to discontinue its classifieds business and initiated shutdown activities and has reflected the operating results of this line of business as discontinued operations in the accompanying consolidated statements of operations;

o	The Company sold a portion of its customer list associated with its directory services business and recorded a gain of $3,040,952; and
o	The Company established a valuation allowance of $10,586,854 related to its deferred tax assets, as described in Note 12.

•	During 2010, the Company evaluated its business and adopted a new business strategy that addressed each of the Company’s business segments as separate entities and re-launched and restructured the Company’s legacy line of business. This evaluation was necessitated by the challenges facing the Company’s Direct Sales business lines that provide Internet-based customer acquisition strategies for small business, as well as declining revenues from the Company’s traditional business line (i.e. directory services).

•	During 2011, as part of the Company’s strategy to evaluate each of the Company’s business segments as separate entities, management noted that the Direct Sales business segment had incurred operating losses and declining revenues and did not fit with the Company’s change in strategic direction. Accordingly, in March 2011, the Company made the strategic decision to discontinue our Direct Sales business and product offerings. Prior year financial statements have been restated to present the Direct Sales business segment as a discontinued operation.

•	During 2012, the Company launched two new business lines under new management after a period of re-evaluating our sales program, products, distribution methods and vendor programs. First, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand, which we refer to as online presence marketing, in November 2012. Second, we commenced sourcing local deal and activities to strategic publishing partners under our LiveDeal® brand, which we refer to as promotional marketing, in August 2012. We continue to actively develop, revise and evaluate these products and services.

The Company had a net loss of $1.6 million for the year ended September 30, 2012, and $5.5 million for the year ended September 30, 2011. The Company had an operating cash flow of approximately $29,000 for the year ended September 30, 2012, and approximately ($4.3 million) for the year ended September 30, 2011. The Company had cash of $1,305,735 as of September 30, 2012. The Company has significantly reduced operating expenses by reviewing all expenses and improving operating efficiencies. Management believes the Company’s cash on hand and additional cash generated from operations together with potential sources of cash such through the issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months.

Effects of Stock Split

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

All share and per share amounts have been retroactively restated for the effects of the stock split described above.

Note 2:	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, LiveDeal, Local Marketing Experts, Inc., Velocity Marketing Concepts, Inc., 247 Marketing Inc., Telco Billing, Inc. and Telco of Canada, Inc., the Company’s wholly owned subsidiaries, for the years ended September 30, 2012 and 2011, as applicable. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

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

Financial Instruments

Financial instruments consist primarily of cash, cash equivalents, accounts receivable, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of those instruments.

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times, cash deposits may exceed FDIC-insured limits.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. Depreciation expense was $132,899 and $214,796 for the years ended September 30, 2012 and 2011, respectively.

Revenue Recognition

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

Direct Sales

The Company’s direct sales contracts typically involve upfront billing for an initial payment followed by monthly billings over the contractual period. The Company recognizes revenue on a straight line basis over the contractual period. Billings in excess of recognized revenue are included as deferred revenue in the accompanying consolidated balance sheets. This service line has been discontinued.

Deals Revenue

The Company recognizes revenue from its sales through its strategic publishing partners of discounted goods and services offered by its merchant clients (“Deals”) when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. These criteria are met when the number of customers who purchase the daily deal exceeds the predetermined threshold, where, if applicable, the Deal has been electronically delivered to the purchaser and a listing of Deals sold has been made available to the merchant. At that time, the Company's obligations to the merchant, for which it is serving as an agent, are substantially complete. The Company's remaining obligations, which are limited to remitting payment to the merchant, are inconsequential or perfunctory. The Company records as revenue an amount equal to the net amount it retains from the sale of Deals after paying an agreed upon percentage of the purchase price to the featured merchant excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the merchant in the transaction.

Deferred Revenue

In some instances, the Company receives payments in advance of rendering services, whereupon such revenues are deferred until the related services are rendered. Deferred revenue was $2,310 and $14,553 at September 30, 2012 and 2011, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for customer refunds, dilution and fees from LEC billing aggregators and other uncollectible accounts. The Company has increased its allowances for doubtful accounts to 65.7% of gross accounts receivable at September 30, 2012 as compared to 61.3% of gross accounts receivable at September 30, 2011. The determination of the allowance for doubtful accounts is dependent on many factors, including regulatory activity, changes in fee schedules by LEC service providers and recent historical trends.

Approximately 93% of the Company’s allowance for doubtful accounts is an allowance against accounts receivable balances and reserves held by a LEC that is in bankruptcy and an allowance against an outstanding receivable balance that is in dispute. After excluding these reserves from the related accounts receivable balances, the allowance for doubtful accounts as a percentage of gross accounts receivable decreases to 12.6%. See note 12 for Concentration of Credit Risk.

Legal Costs

The Company expenses legal costs associated with loss contingencies as they are incurred.

Income Taxes

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

Stock-Based Compensation

The Company from time to time grants restricted stock awards and options to employees and executives. Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

Net Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, “Earnings Per Share”. Under ASC 260 basic net loss per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested restricted stock subject to cancellation. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants, restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

Internally Developed Software and Website Development Costs

The Company incurs internal and external costs to develop software and websites to support its core business functions. The Company capitalizes internally generated software and website development costs in accordance with the provisions of the FASB ASC 350, “Intangibles – Goodwill and Other”.

Impairment of Long-lived Assets

The Company assesses long-lived assets for impairment in accordance with the provisions of FASB ASC 360 “Property, Plant and Equipment”. A long-lived asset (asset group) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During the 2011 second fiscal quarter, $367,588 in net intangible assets were written off which were previously used in the discontinued Direct Sales business. A further evaluation was conducted in the fourth quarter of fiscal 2011 due to continued operating losses, however, it was determined that no further impairment existed at that time. In 2012, due to improved financial results, there were no changes in events or circumstances which would indicate carrying amounts would not be recoverable.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company adopted ASU 2010-28 in fiscal 2012 and this adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”) in GAAP and International Financial Reporting Standards (“IFRS”). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company adopted ASU 2011-04 in fiscal 2012 and this adoption did not have a material impact on the Company’s consolidated financial statements.

n June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Since ASU 2011-05 only amends the disclosure requirements concerning comprehensive income, the adoption of ASU 2011-05 did not affect the consolidated financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 allows a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The adoption of the provisions of ASU 2011-08 did not have an effect on the consolidated financial position, results of operations or cash flows of the Company.

Note 3:	Discontinued Operations

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

The direct sales business segment accounted for $0 and $1,341,430 net revenues for the years ended September 30, 2012 and 2011, respectively. Net revenues from this business segment are now included as part of income from discontinued operations in the accompanying consolidated statements of operations. Net income for the year ended September 30, 2012 consisted of a recovery on a bad debt from a previous period.

Note 4:	Balance Sheet Information

Balance sheet information is as follows:

	September 30,
	2012	2011

Receivables, current, net:
Accounts receivable, current	$1,863,067	$2,080,747
Less: Allowance for doubtful accounts	(1,423,219)	(1,425,891)
	$439,848	$654,856
Receivables, long term, net:
Accounts receivable, long term	$510,587	$569,178
Less: Allowance for doubtful accounts	(136,017)	(197,740)
	$374,570	$371,438
Total receivables, net:
Gross receivables	$2,373,654	$2,649,925
Less: Allowance for doubtful accounts	(1,559,236)	(1,623,631)
	$814,418	$1,026,294

Long term receivables consist of reserves held by LEC processors that are not expected to be settled within 12 months.

Approximately 93% of the Company’s allowance for doubtful accounts is an allowance against accounts receivable balances and reserves held by a LEC that is in bankruptcy and an allowance against an outstanding receivable balance that is in dispute. After excluding these reserves from the related accounts receivable balances, the allowance for doubtful accounts as a percentage of gross accounts receivable decreases to 12.6%. See note 12 for Concentration of Credit Risk.

Components of allowance for doubtful accounts are as follows:

	September 30,
	2012	2011

Allowance for dilution and fees on amounts due from billing aggregators	$1,525,126	$1,477,769
Allowance for customer refunds	34,111	145,862
	$1,559,237	$1,623,631

	September 30,
	2012	2011

Property and equipment, net:
Leasehold improvements	$–	$201,476
Furnishings and fixtures	94,511	233,577
Office, computer equipment and other	361,685	426,931
	456,196	861,984
Less: Accumulated depreciation	(405,670)	(690,783)
	$50,526	$171,201

	September 30,
	2012	2011

Intangible assets, net:
Domain name and marketing related intangibles	$1,511,650	$1,509,600
Website and technology related intangibles	1,252,304	351,941
	2,763,954	1,861,541
Less: Accumulated amortization	(766,283)	(639,207)
	$1,997,671	$1,222,334

The change in intangibles is attributable to $420,000 of intangibles acquired in the LiveOpenly acquisition and $482,413 of website development costs.

	September 30,
	2012	2011

Accrued liabilities:
Deferred revenue	$2,310	$14,553
Accrued payroll and bonuses	28,968	63,043
Accruals under revenue sharing agreements	67,601	86,550
Accrued expenses - other	311,225	260,449
	$410,104	$424,595

Note 5:	Intangible Assets

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

The Company performed its annual impairment analysis and determined that no impairment existed at September 30, 2012 and 2011. In connection with the discontinued operations related to the Direct Sales business, net intangible assets of $367,588 were written off in the second fiscal quarter of 2011.

The following summarizes estimated future amortization expense related to intangible assets that have net balances as of September 30, 2012:

2013	240,598
2014	251,105
2015	254,396
2016	201,877
2017	199,382
Thereafter	850,314
$1,997,671

Total amortization expense related to intangible assets was $140,667 and $349,030 for the years ended September 30, 2012 and 2011, respectively.

Note 6:	Long-Term Debt

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

In connection with closing the Loan, the Borrowers paid Lender a $20,000 cash origination fee and also reimbursed Lender for $20,000 in closing costs, including attorneys’ fees and other out-of-pocket expenses related to the negotiation of the Loan Agreement. Both the cash origination fee and the closing costs were expensed in the third fiscal quarter of 2011. The loan was paid off in May of 2012.

On April 3, 2012 (“Closing Date”), the Company entered into a Note and Warrant Purchase Agreement (“Purchase Agreement”) with Isaac Capital Group, LLC (“ICG”) pursuant to which ICG agreed to purchase for cash up to $2,000,000 in aggregate principal amount of the Company’s unsecured Subordinated Convertible Notes (“Notes”). ICG is owned by Jon Isaac, the Company’s President and Chief Executive Officer and a director on the Company’s Board. Prior to this transaction, Mr. Isaac owned 403,225 shares, or 16.8% of the Company’s outstanding common stock. The Purchase Agreement and the Notes, which are unsecured, provide that all amounts payable by the Company to ICG under the Notes will be due and payable on April 3, 2013 (“Maturity Date”), provided that the Company has the option in its discretion to extend the Maturity Date by up to one (1) year if no Event of Default (as defined in the Purchase Agreement) has occurred and is continuing, and the Company is in material compliance with its agreements and covenants under the Purchase Agreement and the Notes, as of the Maturity Date.

On January 14, 2013, the Company and ICG amended the Purchase Agreement to clarify ambiguities and correct inadvertent mistakes related to the warrant issuance timing and the conversion price of a Note, and to amend various anti-dilution features. These changes were consistent with the intent of the parties at the time they entered into the Purchase Agreement and are consistent with the Company’s past practices related to the Notes and warrants. In particular, the amendment clarifies that the warrants will be issued upon conversion (rather than upon issuance) of the Notes and provides that the conversion price of a Note shall be based upon a floor price of $1.00 per share, regardless if the Company’s stock is trading below that amount at the time ICG elects to convert a Note.

The Purchase Agreement and the Notes, as amended, provide that:

•	The Notes will accrue interest at an annual interest rate equal to 8%. All interest will be payable on the Maturity Date or upon the conversion of the applicable Note.

•	The Company has the option to prepay each Note, in whole or in part, at any time without premium or penalty.

•	If ICG elects to convert all or any portion of any Note, the Company must issue to ICG on the date of the conversion a warrant (“Contingent Warrant”) to purchase a number of shares of the Company’s common stock equal to the number of shares issuable upon conversion. This number of shares is subject to adjustment in the event of stock splits or combinations, stock dividends, certain pro rata distributions, and certain fundamental transactions. Each Contingent Warrant will be exercisable for a period of five (5) years following the date of its issuance at an exercise price equal to 120% of the conversion price of the applicable Note (with the exercise price being subject to adjustment under the same conditions as the number of shares for which the warrant is exercisable.) The Contingent Warrants provide that they may be exercised in whole or in part and include a cashless exercise feature.

•	The Notes provide that, upon the occurrence of any Event of Default, all amounts payable to ICG will become immediately due and payable without any demand or notice.

•	The Company may issue additional Notes in an aggregate principal amount of up to $1,750,000 to ICG from time to time upon notice to ICG prior to April 3, 2013, provided that each Note must be in a principal amount of at least $100,000.

•	The Company (i) is required to provide certain financial and other information to ICG from time to time, (ii) must maintain its corporate existence, business, assets, properties, insurance and records in accordance with the requirements set forth in the Purchase Agreement, (iii) with certain exceptions, must not incur or suffer to exist any liens or other encumbrances with respect to the Company’s property or assets, (iv) must not make certain loans or investments except in compliance with the terms of the Purchase Agreement, and (v) must not enter into certain types of transactions, including dispositions of its assets or business.

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

The Company issued an initial Note in the principal amount of $250,000 to ICG on the Closing Date. Because the conversion price of $2.53 was less than the stock price, this gave rise to a beneficial conversion feature valued at $166,667. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The discount to the Note is being amortized to interest expense until maturity or its earlier repayment or conversion.

As mentioned above, the Purchase Agreement, as amended, contains contingent provisions for the adjustment of the conversion ratio and conversion price, and the issuance of Contingent Warrants upon conversion.

On September 10, 2012, ICG elected to convert a Note with a conversion price of $2.38 per share, resulting in the issuance of 109,139 shares. In accordance with the terms of the agreement, warrants to acquire 109,139 shares were issued upon conversion with an exercise price of ($2.38 x 120%) $2.85 per share. Upon conversion of the convertible debt instrument, the remaining debt discount of $97,222 was immediately recognized as interest expense.

The fair value of the warrants issued in connection with the debt conversion was $322,927 and was immediately recognized as interest expense.

On December 11, 2012, the Company issued a second Note to ICG in the principal amount of $250,000, pursuant to the Purchase Agreement. On December 17, 2012, ICG elected to convert that Note with a conversion price of $2.02 per share, resulting in the issuance of 123,829 shares of the Company’s common stock and a warrant to acquire 123,829 additional shares of the Company’s common stock at an exercise price of $2.43 per share.

Note 7:	Stockholder’s Equity

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

•	$50,000 was wired to the Company’s designated account on March 28, 2011 in exchange for the issuance of 9,061 shares (determined by using the $5.52 per share purchase price applicable).

•	$50,000 was wired to the Company’s designated account on April 26, 2011 in exchange for the issuance of 10,656 shares (determined by using the $4.69 per share purchase price applicable).

•	An additional $50,000 was due to be wired to the Company’s designated account on or before May 25, 2011, but such amount was never paid by the applicable March Purchasers. On or about July 7, 2011, the Company provided written notice to the applicable March Purchasers that it considered them to be in material breach of their agreements with the Company. As of September 30, 2012 the March Purchasers have not responded to the Company’s notice of breach. As the Company did not issue shares related to this scheduled payment, the Company has deemed this to be a cancelled order.

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

On May 25, 2007, the Company’s Board of Directors terminated its pre-existing stock repurchase plan and replaced it with a new plan authorizing repurchases of up to $1,000,000 of common stock from time to time on the open market or in privately negotiated transactions. The repurchase plan was increased by another $500,000 on October 23, 2008. During the years ended September 30, 2012 and 2011, there were no stock repurchases.

Dividends

During each of the years ended September 30, 2012 and 2011, the Company accrued dividends of $1,918, payable to holders of Series E preferred stock. No dividends were paid in 2012 or 2011.

Note 8:	Restructuring Activities

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

In May 2011 the Company ceased the Direct Sales business and migrated the remaining customers to Reach Local in exchange for ten and five percent of gross revenues derived from such customers during the first and second year, respectively. The Company recorded $6,053 and $5,773 in revenues for this agreement during the years ended September 30, 2012 and 2011, respectively. In connection with the discontinued Direct Sales business, seven employees were terminated. See Note 3.

Note 9:	Net Loss Per Share

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s consolidated balance sheet. Diluted loss per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable from restricted shares, stock options, convertible debt and convertible preferred stock. Preferred stock dividends are subtracted from net loss to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted loss per share:

	Year Ended September 30,
	2012	2011

Loss from continuing operations	$(1,587,641)	$(5,383,893)
Less: preferred stock dividends	(1,918)	(1,918)
Loss from continuing operations applicable to common stock	(1,589,559)	(5,385,811)
Income (loss) from discontinued operations	12,433	(118,355)
Net loss applicable to common stock	$(1,577,126)	$(5,504,166)

Weighted average common shares outstanding - basic and diluted	2,068,828	664,167

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.77)	$(8.11)
Discontinued operations	0.01	(0.18)
Net loss	$(0.76)	$(8.29)

The following potentially dilutive securities were excluded from the calculation of net loss per share because the effects are antidilutive based on the application of the treasury stock method and/or because the Company incurred net losses during the period:

	Year Ended September 30,
	2012	2011

Options to purchase shares of common stock	–	24,013
Warrants to purchase shares of common stock	109,139	–
Series E convertible preferred stock	127,840	127,840
Shares of non-vested restricted stock	263	1,342
	237,242	153,195

Note 10:	Commitments and Contingencies

Operating Leases and Service Contracts

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2016. Rent expense under these leases was $350,822 and $465,811 for the years ended September 30, 2012 and 2011, respectively. The Company has also entered into several non-cancelable service contracts.

As of September 30, 2012, future minimum annual lease payments under operating lease agreements and non-cancelable service contracts for fiscal years ended September 30 are as follows:

2013	133,911
2014	55,190
2015	3,531
2016	773
2017	–
Thereafter	–
$193,405

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, and results of operations, cash flows or liquidity.

Except as described below, as of September 30, 2012, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business. While management currently believes that the ultimate outcome of these routine proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which a ruling occurs. The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operation could change in the future.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc., which we refer to as GES, filed a consumer fraud lawsuit against us in the King County Superior Court in the State of Washington, alleging that our use of activator checks violated the Washington Consumer Protection Act and seeking class certification pursuant to Washington law. GES sought injunctive relief against our use of activator checks, damages in an amount equal to three times the damages allegedly sustained by the members of the putative class, exemplary damages for the alleged violation of law, and its fees and costs. We denied the allegations and commenced defending the litigation.

Early in 2010, the Court denied both parties’ dispositive motions, at which time they commenced settlement discussions. The parties reached a settlement and entered into a settlement agreement on or about November 5, 2012. Subject in each case to preliminary and final approval by the Court, the settlement agreement provides for $150,000 to be paid to plaintiff’s counsel, $10,000 to be paid to GES as the “representative plaintiff”, and $70 to be paid to each eligible tentative class member who properly submits a claims form and does not opt out of the settlement. On January 11, 2013, pursuant to a motion for preliminary approval filed by plaintiff’s counsel and not opposed by us (as agreed in the settlement agreement), the court granted preliminary approval to the proposed settlement and scheduled the final approval hearing for April 26, 2013. The settlement agreement and court order obligate us to send notices of the proposed settlement to the tentative class members and, thereafter, we expect that plaintiff’s counsel will seek final approval of the settlement by the Court. While as part of the settlement agreement we denied any wrongdoing, any liability and the appropriateness of class certification, we did agree not to oppose plaintiff’s motions for preliminary and final approval of the proposed settlement. We anticipate that the Court will grant final approval in our second quarter and that the required payments will be made during that quarter. As of September 30, 2012, the Company maintains an accrual of $150,000 related to this matter.

Sunpark 2000 LLC vs. Telco Billing, Inc.

On September 26, 2012, Sunpark 2000 LLC, which we refer to as Sunpark, filed a lawsuit against Telco Billing Inc., a subsidiary of LiveDeal, Inc., before the Eighth Judicial District Court (Clark County) of the State of Nevada. The complaint alleged we breached a lease agreement dated August 15, 2007 with Sunpark, which by its terms leased approximately 12,635 square feet of commercial real property in Las Vegas, Nevada to Telco Billing from November 1, 2007 until December 31, 2012. Sunpark is seeking lost rent damages of approximately $357,503 and repair expenses in excess of $2,500. Telco Billing denied the key allegations and asserted numerous affirmative defenses. The parties are in settlement discussions and have not yet commenced discovery. As of September 30, 2012, the Company maintains an accrual of $266,000 related to this matter.

LEC Billings

The Company has historically billed a significant amount of our legacy business revenues through LEC billing channels. The largest LEC billing companies have issued a notice to all clearinghouses that they will cease billing for third parties as of December 28, 2012. The Company anticipates that the three remaining LEC billing companies will also cease processing for third parties as of the end of 2012. If we are not able to obtain alternative billing methods for these customers, the number of legacy subscribers and our revenues will decline, which could materially and adversely affect our operating results and financial condition. The Company had approximately $877,000 of revenues billed through LEC billing channels for the year ended September 30, 2012. LEC billing channel costs related to those revenues equaled approximately $533,000 for the year ended September 30, 2012.

Except as referenced above, the Company has not recorded any accruals pertaining to its legal proceedings as they do not meet the criteria for accrual under FASB ASC 450.

Note 11:	Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of September 30, 2012 and 2011 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model.

Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the year ended September 30, 2012.

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

	2012		2011
	Amount	Percent	Amount	Percent

Federal statutory rates	$(535,573)	34%	$(1,870,764)	34%
State income taxes	(52,946)	3%	(184,942)	3%
Write off of deferred tax asset related to vested restricted stock	10,670	(1)%	184,050	(3)%
Permanent differences	3,411	(0)%	–	–
Valuation allowance against net deferred tax assets	574,438	(36)%	1,920,862	(35)%
Other		0%	(49,206)	1%
Effective rate	$–	0%	$–	0%

At September 30, deferred income tax assets and liabilities were comprised of:

	2012	2011
Deferred income tax asset, current:
Book to tax differences in accounts receivable	$582,549	$738,671
Book to tax differences in prepaid assets and accrued expenses	(7,774)	(20,502)
Total deferred income tax asset, current	574,775	718,169
Less: valuation allowance	(574,775)	(718,169)
Deferred income tax asset, current, net	–	–

Deferred income tax asset, long-term:
Net operating loss carryforwards	10,012,906	9,060,073
Book to tax differences for stock based compensation	6,407	17,706
Book to tax differences in intangible assets	6,961,861	7,295,815
Book to tax differences in other	326	326
Book to tax differences in depreciation	(2,072,674)	(1,798,370)
Total deferred income tax asset, long-term	14,908,825	14,575,550
Less: valuation allowance	(14,908,825)	(14,575,550)
Deferred income tax asset, net	–	–

Total deferred income tax asset	$–	$–

The Company has recorded as of September 30, 2012 a valuation allowance of $14,908,825, as it believes that it is more likely than not that the deferred tax assets will not be realize in future years. Management has based its assessment on available historical and projected operating results.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2012.

As part of its deferred tax assets, the Company has net operating loss carryforwards resulting from its acquisition of LiveDeal, Inc. in fiscal 2007. Such amounts are subject to IRS code section 382 limitations and expire in 2027. The 2007 to 2010 tax years are still subject to audit.

Note 12:	Concentration of Credit Risk

The Company maintains cash balances at banks in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2012. At times, balances may exceed federally insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. The billing companies and LECs charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at September 30, 2012 and 2011 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with LEC service providers. Three such entities accounted for 35%, 27% and 15% of gross receivables at September 30, 2012 as compared to 31%, 25% and 20% of gross receivables at September 30, 2011.

Note 13:	Stock-Based Compensation

Restricted Stock Awards

The Company maintains its 2003 Amended and Restated 2003 Stock Plan (“2003 Plan”), which has been approved by the Company’s stockholders, for the issuance of stock-based compensation awards. As amended, the Company is permitted to issue an aggregate of 340,000 shares of common stock under the plan. All Company personnel and contractors are eligible to participate in the plan.

In September 2011, in an effort to preserve cash, the Board, after consultation with the Compensation Committee, entered into an agreement to compensate the members of the Board for their monthly retainer and other services as directors and/or members of the Board’s various standing committees through the award of shares of the Company’s common stock under the 2003 Plan. Since inception an aggregate of 57,011 shares were issued to members of the Board of Directors. No restricted shares were issued during the year ended September 30, 2012.

As of September 30, 2012, there were 108,134 shares authorized under the 2003 Plan that were granted and remain outstanding, of which 107,871 have vested and 263 are in the form of restricted stock. These shares of restricted stock were granted to the Company’s service providers, officers and directors. All unvested restricted shares vest on a cliff basis 10 years from the date of grant. Certain market performance criteria may accelerate the vesting of a portion of these awards if the stock price exceeds $50 per share.

The following table sets forth the activity with respect to unvested restricted stock grants (results reported in post-split amounts):

Outstanding (unvested) at September 30, 2010	4,903
Granted	-
Forfeited	(8)
Vested	(3,553)
Outstanding (unvested) at September 30, 2011	1,342
Granted	-
Forfeited	(26)
Vested	(1,053)
Outstanding (unvested) at September 30, 2012	263

During the years ended September 30, 2012 and 2011 the Company recognized compensation expense of $16,942 and $38,231 respectively, under the 2003 Plan and other restricted stock issuances. Due to the immateriality of the remaining expense, all expense associated with nonvested awards (net of forfeitures of 70% for awards vesting in 2013 and 0% for awards vesting in October 2011) was recognized during the year ended September 30, 2011. No further expense associated with unvested awards is expected unless the Company’s actual forfeiture rate differs from its expected forfeiture rate, in which the Company could incur up to $35,417 of additional expense.

Stock Option Awards

From time to time, the Company grants stock option awards to officers and employees. Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended
	September 30, 2012	September 30, 2011

Volatility	-	107-108%
Risk-free interest rate	-	1.8-2.8%
Expected term	-	5.4-6.0 years
Forfeiture rate	-	0-50%
Dividend yield rate	-	0%

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

As discussed in Note 10, on March 24, 2011, Mr. Hall was granted an option to purchase 13,487 shares of the Company’s common stock at an exercise price of $3.53 per share, which was equal to the closing price of the Company’s common stock on the date of grant. The option was granted pursuant to the Company’s 2003 Stock Plan and vested according to the following schedule: 25% on March 24, 2012 (the first anniversary of the grant date) and 1/36 of the remainder each month beginning on April 24, 2012. The grant date fair value of this award was $19,833 based on a Black-Scholes option pricing model described above and was expensed on a straight-line basis over the vesting period. On January 13, 2012, the employment of Mr. Hall was terminated. Pursuant to the terms of his employment with the Company, the termination resulted in the forfeiture of all 13,487 of his unvested stock options.

On May 20, 2011, Mr. Tomsic was granted an option to purchase 10,526 shares of the Company’s common stock at an exercise price of $3.77 per share, which was equal to the closing price of the Company’s common stock on the date of grant. The options vested and became exercisable according to the following schedule: 3,728 options vested immediately and the remainder vested 1/31 at the end of each month thereafter over the next 31 months so long as Mr. Tomsic continues to provide services to the Company. The grant date fair value of this award was $21,446 using a Black-Scholes option pricing model described above, with $11,218 expensed on grant date and the remaining amount being expensed on a straight-line basis over the vesting period. On May 20, 2012, the employment of Larry Tomsic terminated. The Company agreed to accelerate the vesting of Mr. Tomsic’s existing options. In accordance with provisions of the option agreements, all of his options lapsed due to not being exercised within 90 days of the termination date.

Stock option awards are expensed on a straight-line basis over the requisite service period. During the years ended September 30, 2012 and 2011, the Company recognized expense of $16,942 and $38,231, respectively, associated with stock option awards. At September 30, 2012, all stock compensation expense associated with issued awards has been recognized.

The following summarizes stock option activity for the year ended September 30, 2012:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding at September 30, 2011	24,013	$3.64	9.6
Granted at market price	–
Exercised	–
Forfeited	(24,013)	$3.64
Outstanding at September 30, 2012	–	–	–	$–
Exercisable	–	$–	–	$–

As of September 30, 2012, 231,866 shares remained available for issuance under the 2003 Plan.

Note 14:	Segment Reporting

After discontinuing the Company’s Direct Sales business as described in Note 3, as of September 30, 2012, the Company only operated one business segment. All of the Company’s revenues are with external customers, are derived from operations in the United States, and no single customer accounts for more than 10% of the Company’s revenues.

Note 15:	Subsequent Events Disclosure

The Company issued a Note in the principal amount of $250,000 to ICG on the December 11, 2012. The Note is part of the Purchase Agreement entered into on April 3, 2012 discussed in Note 5. On December 17, 2012, the holder elected to convert the note with a conversion price of $2.02 per share, resulting in the issuance of 123,829 shares of the Company’s common stock. In accordance with the terms of the note, warrants to acquire 123,829 shares with an exercise price of ($2.021 × 120%) $2.43 per share were also issued upon conversion.

In the case regarding GES (described in Note 10) the parties reached a settlement and entered into a settlement agreement on or about November 5, 2012. Subject in each case to preliminary and final approval by the Court, the settlement agreement provides for $150,000 to be paid to plaintiff’s counsel, $10,000 to be paid to GES as the “representative plaintiff”, and $70 to be paid to each eligible tentative class member who properly submits a claims form and does not opt out of the settlement. On January 11, 2013, pursuant to a motion for preliminary approval filed by plaintiff’s counsel and not opposed by the Company (as agreed in the settlement agreement), the court granted preliminary approval to the proposed settlement and scheduled the final approval hearing for April 26, 2013. The settlement agreement and court order obligate us to send notices of the proposed settlement to the tentative class members and, thereafter, we expect that plaintiff’s counsel will seek final approval of the settlement by the Court. While as part of the settlement agreement we denied any wrongdoing, any liability and the appropriateness of class certification, we did agree not to oppose plaintiff’s motions for preliminary and final approval of the proposed settlement. We anticipate that the Court will grant final approval early in our second quarter and that the required payments will be made during that quarter.

Note 16:	Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for 2012 and 2011 follows:

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2010	2011	2011	2011

Net revenues	$994,622	$1,118,165	$1,124,976	$845,649
Gross profit	100,045	(394,618)	76,747	695,095
Loss from continuing operations	(1,884,554)	(2,029,493)	(1,150,938)	(318,908)
Income (loss) from discontinued operations	154,160	(285,207)	7,561	5,131
Net loss	$(1,730,394)	$(2,314,700)	$(1,143,377)	$(313,777)
Earnings per share information- basic and diluted:
Loss from continuing operations	$(2.96)	$(3.08)	$(1.69)	$(0.48)
Discontinued operations	0.24	(0.43)	0.01	0.01
Net loss	$(2.72)	$(3.51)	$(1.68)	$(0.47)

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2011	2012	2012	2012

Net revenues	$851,413	$821,701	$777,857	$619,532
Gross profit	615,594	595,093	669,196	475,163
Loss from continuing operations	(195,218)	(259,222)	(289,714)	(843,487)
Income (loss) from discontinued operations	3,580	229	7,944	680
Net loss	$(191,638)	$(258,993)	$(281,770)	$(842,807)
Earnings per share information- basic and diluted:
Loss from continuing operations	$(0.18)	$(0.11)	$(0.12)	$(0.36)
Discontinued operations	–	–	–	–
Net loss	$(0.18)	(0.11)	$(0.12)	$(0.35)

Note 17:	Business Combination

On August 16, 2012 (the “Acquisition Date”), the Company completed its acquisition of substantially all of the assets of LiveOpenly, Inc., a California corporation (“LiveOpenly”), which sourced, published and sold discounted offers for goods and services through local retail merchants. The Company acquired the assets of LiveOpenly to assist in the implementation its new business line. Under the terms of the acquisition, the Company acquired LiveOpenly’s sourcing contracts, software, customer lists, trademarks, domain names, and related assets in exchange for the issuance of 75,000 shares of our common stock. The purchase price for the assets of LiveOpenly was determined by using the value of the stock on the Acquisition Date, which was $420,000. The purchase price was allocated to a customer list and marketing related intangibles of $252,000 and $168,000, respectively. The intangibles will be amortized over their estimated useful life of seven years. No goodwill was recognized as the purchase price equaled the fair value of the net assets received.

In connection with the purchased business from LiveOpenly, the Company engaged Ejimofor Umenyiora, the former Director of Sales of LiveOpenly, and Akeem Adeteju, the former Chief Technology Officer of LiveOpenly, as independent contractors.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial offer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to a permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012 has not been audited by our auditors, Kabani & Company, or any other independent registered accounting firm.

ITEM 9B. Other Information

On December 11, 2012, we issued a convertible note in the principal amount of $250,000 to Isaac Capital Group, Inc. (“ICG”) pursuant to the Note and Warrant Purchase Agreement described in Note 6 of the notes to our consolidated financial statements above. On December 17, 2012, ICG elected to convert that Note with a conversion price of $2.02 per share, resulting in the issuance of 123,829 shares of our common stock and a warrant to acquire 123,829 additional shares of our common stock at an exercise price of $2.43 per share.

We offered and sold the Note, warrant and shares without registration under the Securities Act of 1933 to an accredited investor in reliance upon the exemption from the registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend has been placed on the certificates we issued to represent these securities.

On January 14, 2013, the Company and ICG amended the Purchase Agreement to clarify ambiguities and correct inadvertent mistakes related to the warrant issuance timing and conversion price of a Note, and to amend various anti-dilution features. These changes were consistent with the intent of the parties at the time they entered into the Purchase Agreement. In particular, the amendment clarifies that the warrants issued pursuant to the Purchase Agreement, as amended, will be issued upon conversion (rather than upon issuance) of the Notes and provides that the conversion price for each Note will be based a floor price of $1.00 per share.

PART III

The information required by Part III is omitted from this Annual Report on Form 10-K because the required information will be either (a) incorporated by reference from our definitive proxy statement for our 2013 annual meeting of stockholders required to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”), if we file the Proxy Statement with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report (the “Due Date”), or (b) if we do not file the Proxy Statement with the SEC by the Due Date, included in an amendment to this Annual Report which we will file with the SEC not later than the Due Date.

ITEM 10. Directors, Executive Officers and Corporate Governance

If we file the Proxy Statement with the SEC not later than the Due Date, the information required by this Item will be disclosed in the Proxy Statement and is incorporated by reference from the Proxy Statement; otherwise, we will include the information required by this Item in an amendment to this Annual Report which we will file with the SEC not later than the Due Date.

The Company has adopted a Code of Ethics that applies to all of its officers, directors and employees.

ITEM 11. Executive Compensation

If we file the Proxy Statement with the SEC not later than the Due Date, the information required by this Item will be disclosed in the Proxy Statement and is incorporated by reference from the Proxy Statement; otherwise, we will include the information required by this Item in an amendment to this Annual Report which we will file with the SEC not later than the Due Date.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

If we file the Proxy Statement with the SEC not later than the Due Date, the information required by this Item will be disclosed in the Proxy Statement and is incorporated by reference from the Proxy Statement; otherwise, we will include the information required by this Item in an amendment to this Annual Report which we will file with the SEC not later than the Due Date.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

If we file the Proxy Statement with the SEC not later than the Due Date, the information required by this Item will be disclosed in the Proxy Statement and is incorporated by reference from the Proxy Statement; otherwise, we will include the information required by this Item in an amendment to this Annual Report which we will file with the SEC not later than the Due Date.

ITEM 14. Principal Accounting Fees and Services

If we file the Proxy Statement with the SEC not later than the Due Date, the information required by this Item will be disclosed in the Proxy Statement and is incorporated by reference from the Proxy Statement; otherwise, we will include the information required by this Item in an amendment to this Annual Report which we will file with the SEC not later than the Due Date.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Stockholders and Board of Directors of

LIVEDEAL, INC. AND SUBSIDIARIES

We have audited the consolidated financial statements of LiveDeal, Inc. and its subsidiaries (the “Company”) as of September 30, 2012 and 2011 and for the years then ended and have issued our report thereon dated January 14, 2013. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The information included in the accompanying Schedule II–Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. Such information for the years ended September 30, 2012 and 2011has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Kabani & Company, Inc.

Kabani & Company, Inc.

Certified Public Accountants

January 14, 2013

SCHEDULE II

Description	Balance at	Charged to	Charged to	Deductions/	Balance at
	Beginning	Costs and	Other	Writeoffs	End of
	of Period	Expenses	Accounts		Period

Allowance for dilution and fees on amounts due from billing aggregators

Year ended September 30, 2011	$2,104,829	$877,932	$	$(1,504,989)	$1,477,769

Year ended September 30, 2012	$1,477,769	$439,672	$	$(392,315)	$1,525,126

Allowance for customer refunds

Year ended September 30, 2011	$47,002	$349,463	$	$(250,603)	$145,862

Year ended September 30, 2012	$145,862	$493,927	$	$(605,678)	$34,111

(3) The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description	Previously Filed as Exhibit	Date Previously Filed

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2007	8/15/07

3.1.1	Certificate of Change	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2010	9/7/10

3.2	Amended and Restated Bylaws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011	12/15/11

10.1*	LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007	12/20/07

10.1.1*	First Amendment to Amended and Restated 2003 Stock Plan*	Appendix A to 2009 Proxy Statement	1/29/09

10.1.2*	Second Amendment to the LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Appendix A to 2012 Proxy Statement	1/27/12

10.2*	Form of 2003 Stock Plan Restricted Stock Agreement*	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005	5/16/05

10.3*	Form of 2003 Stock Plan Stock Option Agreement*	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008	12/29/08

10.4	Asset Purchase Agreement, dated as of March 9, 2009, by and among the Registrant, Telco Billing, Inc., and Local.com Corporation	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009	5/15/09

10.5	Settlement Agreement and Mutual release, dated as of February 3, 2010 by and among Oncall Superior Management, SM Ventures, LiveDeal, Inc. and Telco Billing, Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010	5/14/10

10.6*	Employment Agreement, dated as of March 24, 2011, by and between the Registrant and Kevin Hall*	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011	5/16/11

10.7	Loan Agreement, dated as of May 13, 2011, by and among the Registrant, the other borrowers party thereto, and Everest Group LLC, as lender	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011	8/15/11

10.8	General Security Agreement, dated as of May 13, 2011, by and among the Registrant, the other debtors party thereto, and Everest Group LLC, as lender	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011	8/15/11

10.9*	Employment Agreement, dated as of May 20, 2011, by and between the Registrant and Lawrence W. Tomsic*	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011	8/15/11

10.10	Securities Purchase Agreement, dated as of December 12, 2011, by and among the Registrant and the purchasers identified on the signature pages thereto	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011	12/15/11

10.11	Registration Rights Agreement, dated as of December 12, 2011, by and among the Registrant and the purchasers identified on the signature pages thereto	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011	12/15/11

10.11.1	Amendment No. 1 to Registration Rights Agreement, dated as of December 16, 2011, by and among the Registrant and the purchasers identified on the signature pages thereto	Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2011	12/29/11

10.12	Note and Warrant Purchase Agreement, dated April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.12.1	First Amendment to Note and Warrant Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	Filed herewith

10.12.2	Senior Subordinated Convertible Note (under Note and Warrant Purchase Agreement)	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.12.3	Subordinated Guaranty (under Note and Warrant Purchase Agreement)	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.12.4	Form of Warrant (under Note and Warrant Purchase Agreement)	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.13	Asset Purchase Agreement, dated July 30, 2012, between the Registrant and LiveOpenly, Inc.	Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012	8/14/12

10.14*	Employment Offer Letter, dated September 10, 2012, between the Registrant and Perry Teevens	Filed herewith

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	5/13/04

21	Company Subsidiaries	Filed herewith

23	Consent of Kabani & Company, Inc.	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350	Filed herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350	Filed herewith

101†	The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2012 and 2011, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2012 and 2011, (iii) Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2012 and 2011, and (iv) the Notes to Consolidated Financial Statements	Filed herewith

* Management contract or compensatory plan or arrangement

† Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 14, 2013	/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer (Principal Executive Officer)

/s/ Tony Isaac
Tony Isaac Financial Planning and Strategist (Principal Financial Officer)

BOARD OF DIRECTORS

Signature	Title	Date

/s/ Richard D. Butler	Director	January 14, 2013
Richard D. Butler

/s/ Dennis Gao	Director	January 14, 2013
Dennis Gao

/s/ Thomas Clarke, Jr.	Director	January 14, 2013
Thomas Clarke, Jr

/s/ Jon Isaac	Director	January 14, 2013
Jon Isaac

/s/ Tony Isaac	Director	January 14, 2013
Tony Isaac

/s/ John Kocmur	Director	January 14, 2013
John Kocmur

/s/ Greg LeClaire	Director	January 14, 2013
Greg LeClaire

