Form 10-Q
period 2012-12-31
LIVEDEAL INC
filed 2013-02-14
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 7, 2013 was 2,758,212.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2012	2012

Assets
Cash and cash equivalents	$1,169,100	$1,305,785
Accounts receivable, net	359,164	439,848
Prepaid expenses and other current assets	349,922	52,614
Total current assets	1,878,186	1,798,247
Accounts receivable, long term portion, net	394,760	374,570
Property and equipment, net	58,470	50,526
Deposits and other assets	22,165	35,707
Intangible assets, net	2,050,066	1,997,671
Total assets	$4,403,647	$4,256,721

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$1,090,414	$1,017,363
Accrued liabilities	513,880	410,104
Total liabilities	1,604,294	1,427,467

Commitments and contingencies

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,752,684 and 2,620,486 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	2,752	2,620
Paid in capital	25,431,438	24,400,483
Accumulated deficit	(22,645,703)	(21,584,715)
Total stockholders' equity	2,799,353	2,829,254

Total liabilities and stockholders' equity	$4,403,647	$4,256,721

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2012	2011

Net revenues	$572,535	$851,413
Cost of services	102,636	235,819
Gross profit	469,899	615,594

Operating expenses:
General and administrative expenses	762,376	766,808
Sales and marketing expenses	19,441	60
Total operating expenses	781,817	766,868
Operating loss	(311,918)	(151,274)
Other expense:
Interest expense, net	(750,554)	(43,944)
Total other expense, net	(750,554)	(43,944)

Loss before income taxes	(1,062,472)	(195,218)
Income tax provision (benefit)	–	–
Loss from continuing operations	(1,062,472)	(195,218)

Discontinued operations
Income from discontinued component, including disposal costs	1,963	3,580
Income tax provision (benefit)	–	–
Income from discontinued operations	1,963	3,580

Net loss	$(1,060,509)	$(191,638)

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.40)	$(0.18)
Discontinued operations	0.00	0.00
Net loss	$(0.40)	$(0.18)
Weighted average common shares outstanding:
Basic and diluted	2,653,937	1,043,960

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,060,509)	$(191,638)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	63,567	69,279
Non-cash interest expense associated with convertible debt and warrants	750,754	–
Stock based compensation expense	–	47,894
Non-cash issuance of common stock for services	30,000	–
Provision for uncollectible accounts	4,016	14,181
Loss on disposal of property and equipment	1,407	–
Changes in assets and liabilities:
Accounts receivable	56,478	73,398
Prepaid expenses and other current assets	(297,307)	40,300
Deposits and other assets	13,542	2,000
Accounts payable	73,050	20,030
Accrued liabilities	103,630	(26,541)

Net cash provided by (used in) operating activities	(261,372)	48,903

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for intangible assets	(109,500)	–
Purchases of property and equipment	(15,813)	–

Net cash used in investing activities	(125,313)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations	–	(15,768)
Issuance of common stock for cash	–	2,000,000
Proceeds from issuance of convertible debt and warrants	250,000	(100,000)

Net cash provided by financing activities	250,000	1,884,232

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(136,685)	1,933,135

CASH AND CASH EQUIVALENTS, beginning of period	1,305,785	244,470

CASH AND CASH EQUIVALENTS, end of period	$1,169,100	$2,177,605

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Conversion of notes payable of $250,000 and cash accrued interest of $333 into 123,829 shares of common stock.	$250,333	$–
Accrued and unpaid dividends	$479	$479

Interest paid	$–	$43,987

The accompanying notes are an integral part of these consolidated financial statements.

Note 1: Organization and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of LiveDeal, Inc. (formerly YP Corp.), a Nevada corporation, and its wholly owned subsidiaries (collectively the “Company”). The Company delivers local customer acquisition services for small and medium-sized businesses combined with online listing services to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet.

The accompanying condensed consolidated balance sheet as of September 30, 2012, which has been derived from our audited consolidated financial statements, and the accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2013. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2012 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Note 2: Balance Sheet Information

Balance sheet information is as follows:

	December 31,	September 30,
	2012	2012
	(unaudited)
Receivables, current, net:
Accounts receivable, current	$1,761,453	$1,863,067
Less: Allowance for doubtful accounts	(1,402,289)	(1,423,219)
	$359,164	$439,848
Receivables, long term, net:
Accounts receivable, long term	$533,131	$510,587
Less: Allowance for doubtful accounts	(138,371)	(136,017)
	$394,760	$374,570
Total receivables, net:
Gross receivables	$2,294,584	$2,373,654
Less: Allowance for doubtful accounts	(1,540,660)	(1,559,236)
	$753,924	$814,418

Components of allowance for doubtful accounts are as follows:

	December 31,	September 30,
	2012	2012

Allowance for dilution and fees on amounts due from billing aggregators	$1,520,370	$1,525,126
Allowance for customer refunds	20,290	34,111
	$1,540,660	$1,559,237

	December 31,	September 30,
	2012	2012

Property and equipment, net:
Furnishings and fixtures	$94,511	$94,511
Office, computer equipment and other	376,091	361,685
	470,602	456,196
Less: Accumulated depreciation	(412,132)	(405,670)
	$58,470	$50,526

	December 31,	September 30,
	2012	2012

Intangible assets, net:
Domain name and marketing related intangibles	$1,511,650	$1,511,650
Website and technology related intangibles	1,361,804	1,252,304
	2,873,454	2,763,954
Less: Accumulated amortization	(823,388)	(766,283)
	$2,050,066	$1,997,671

	December 31,	September 30,
	2012	2012

Accrued liabilities:
Deferred revenue	$686	$2,310
Accrued payroll and bonuses	35,156	28,968
Accruals under revenue sharing agreements	63,933	67,601
Accrued expenses - other	414,105	311,225
	$513,880	$410,104

Note 3: Restructuring Activities

In May 2011, the Company ceased its Direct Sales business due to operating losses, declining revenues, and a change in strategic direction and migrated the remaining customers to Reach Local in exchange for 10% and 5% percent of gross revenues derived from such customers during the first and second year, respectively. The Company recorded $282 and $3,364 in revenues for this agreement during the three months ended December 31, 2012 and 2011, respectively. In connection with the discontinued Direct Sales business, seven employees were terminated. See Note 4.

No expenses were incurred by the Company in connection with restructuring activities during the three months ended December 31, 2012 and 2011.

Note 4: Discontinued Operations

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

The Direct Sales business accounted for $0 in net revenues for the three months ended December 31, 2012 and 2011. Net revenues from this business segment are now included as part of income from discontinued operations in the accompanying unaudited interim condensed consolidated statements of operations.

Note 5: Stock-based Compensation

From time to time, the Company grants stock options and restricted stock awards to officers, directors, employees and consultants. These awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The Company recognized compensation expense of $0 and $1,894 during the three months ended December 31, 2012 and 2011, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures. The Company used the estimated forfeiture rate of awards of 50% based on actual forfeiture experience and other factors.

Restricted Stock Awards

The Company has previously granted shares of restricted stock to certain individuals. The following table sets forth changes in compensation-related restricted stock awards during the three months ended December 31, 2012:

Outstanding (unvested) at September 30, 2012	263
Granted	-
Forfeited	-
Vested	-
Outstanding (unvested) at December 31, 2012	263

Stock Awards Granted to Directors

In September 2011, in an effort to preserve cash, our Board, after consultation with the Compensation Committee, determined to compensate members of the Board for their monthly retainer and other services as directors and/or members of the Board’s various standing committees through the award of shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Plan (the “2003 Stock Plan”). Under the terms of this arrangement, each non-employee director receives a monthly award of a number of fully vested shares of the Company’s common stock equal to their monthly board of director fees divided by the closing market price of the Company’s common stock on the grant date. An aggregate of 65,380 shares were issued to members of the Board of Directors pursuant to such arrangement. No restricted shares were issued to members of the Board during the quarter ended December 31, 2012.

Note 6: Debt

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

On January 14, 2013, the Company and ICG amended the Purchase Agreement to clarify ambiguities related to the warrant issuance timing and the conversion price of a Note, and to amend various anti-dilution features. These changes were consistent with the intent of the parties at the time they entered into the Purchase Agreement and are consistent with the Company’s past practices related to the Notes and warrants. In particular, the amendment clarifies that the warrants will be issued upon conversion (rather than upon issuance) of the Notes and provides that the conversion price of a Note shall be based upon a floor price of $1.00 per share, regardless if the Company’s stock is trading below that amount at the time ICG elects to convert a Note.

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

The Company issued an initial Note in the principal amount of $250,000 to ICG on the Closing Date. Because the conversion price of $2.53 was less than the stock price, this gave rise to a beneficial conversion feature valued at $166,667. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on the Closing Date. The discount to the Note is being amortized to interest expense until maturity or its earlier repayment or conversion.

As mentioned above, the Purchase Agreement, as amended, contains contingent provisions for the adjustment of the conversion ratio and conversion price, and the issuance of Contingent Warrants upon conversion.

On September 10, 2012, ICG elected to convert the initial Note with a conversion price of $2.38 per share, resulting in the issuance of 109,139 shares. In accordance with the terms of the agreement, warrants to acquire 109,139 shares were issued upon conversion with an exercise price of ($2.38 x 120%) $2.85 per share. Upon conversion of the initial Note,the remaining debt discount of $97,222 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the debt conversion of the initial Note was $322,927 and was immediately recognized as interest expense.

On December 11, 2012, the Company issued a second Note to ICG in the principal amount of $250,000, pursuant to the Purchase Agreement. Because the conversion price of $2.02 was less than the stock price, this gave rise to a beneficial conversion feature valued at $200,738. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on December 11, 2012. On December 17, 2012, ICG elected to convert the second Note, resulting in the issuance of 123,829 shares of the Company’s common stock and a warrant to acquire 123,829 additional shares of the Company’s common stock at an exercise price of $2.43 per share. Upon conversion of the second Note, the remaining debt discount of $196,556 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the conversion of the second Note was $550,016 and was immediately recognized as interest expense.

The Company intends to use the proceeds of all Notes issued in connection with the Purchase Agreement for working capital and other general corporate purposes.

Note 7: Equity

In September and December 2012, ICG elected to convert two separate Notes, resulting in the issuance of shares of the Company’s common stock and warrants to acquire additional shares of the Company’s common stock. See Note 6.

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

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended December 31,
	2012	2011

Loss from continuing operations	$(1,062,472)	$(195,218)
Less: preferred stock dividends	(479)	(479)
Loss from continuing operations applicable to common stock	(1,062,951)	(195,697)
Income (loss) from discontinued operations	1,963	3,580
Net loss applicable to common stock	$(1,060,988)	$(192,117)

Weighted average common shares outstanding - basic and diluted	2,653,937	1,043,960

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.40)	$(0.18)
Discontinued operations	0.00	0.00
Net loss	$(0.40)	$(0.18)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended December 31,
	2012	2011

Options to purchase shares of common stock	–	24,013
Warrants to purchase shares of common stock	232,968	–
Series E convertible preferred stock	127,840	127,840
Shares of non-vested restricted stock	263	1,342
	361,071	153,195

Note 9: Income Taxes

At December 31, 2012, the Company maintained a valuation allowance against its deferred tax assets. The Company determined this valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the three months ended December 31, 2012, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

Note 10: Commitments and Contingencies

Operating Leases and Service Contracts

As of December 31, 2012, future minimum annual payments under operating lease agreements and non-cancelable service contracts for fiscal years ending September 30 are as follows:

	Payments Due by Fiscal Year
	Total	2013	2014	2015	2016	2017	Thereafter
Operating lease commitments	$503,817	$131,303	$180,065	$140,616	$51,833	$–	$–
Noncanceleable service contracts	–	–	–	–	–		–
	$503,817	$131,303	$180,065	$140,616	$51,833	$–	$–

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of December 31, 2012, our annual results of operations or cash flows, or our liquidity.

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

Early in 2010, the Court denied both parties’ dispositive motions, at which time they commenced settlement discussions. The parties reached a settlement and entered into a settlement agreement on or about November 5, 2012. The court granted preliminary approval of the settlement on January 11, 2013, the terms of which are as follows:  $150,000 to be paid to plaintiffs’ counsel, $10,000 to be paid to GES as the “representative plaintiff” and $70 to be paid to each eligible tentative class member who properly submits a claims form and does not opt out of the settlement. Notice to class members commenced on January 31, 2013, consistent with the court approved notice plan.  The final approval hearing is scheduled for April 26, 2013.  Class members must submit claim forms by April 1, 2013 to receive payment.   Opt-outs and objections must be mailed by April 26 to be valid.  While as part of the settlement agreement we denied any wrongdoing, any liability and the appropriateness of class certification, we did agree not to oppose plaintiff’s motions for preliminary and final approval of the proposed settlement.  We anticipate that the Court will grant final approval in the second quarter and that the required payments will be made during that quarter.  As of December 31, 2012, the Company maintains an accrual of $160,000 related to this matter.

Sunpark 2000 LLC vs. Telco Billing, Inc.

On September 26, 2012, Sunpark 2000 LLC (“Sunpark”) filed a lawsuit against Telco Billing Inc., a subsidiary of LiveDeal, Inc. (“LiveDeal”), before the Eighth Judicial District Court (Clark County) of the State of Nevada. The complaint alleged that Telco Billing, Inc. breached a lease agreement dated August 15, 2007 with Sunpark, which by its terms leased approximately 12,635 square feet of commercial real property in Las Vegas, Nevada to Telco Billing, Inc. from November 1, 2007 until December 31, 2012.  Sunpark sought lost rent damages of approximately $357,503 and repair expenses in excess of $2,500. Telco Billing, Inc. denied the pertinent allegations and asserted numerous affirmative defenses. The parties settled this matter for a payment by LiveDeal, Inc. to Sunpark in the amount of $112,500 and Sunpark’s retention of a $24,000 security deposit under the lease agreement.  The settlement payment has been made and an Order for Dismissal with prejudice was entered by the Court on January 31, 2013.

Note 11: Concentration of Credit Risk

The Company maintains cash balances at banks in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of December 31, 2012. At times, balances may exceed federally insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. The billing companies and LECs charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at December 31, 2012 and September 30, 2012 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with Local Exchange Carrier (“LEC”) service providers. Three such entities accounted for 36%, 26% and 15% of gross receivables at December 31, 2012 and 33%, 25%, and 16% of gross receivables at September 30, 2012, respectively.

Note 12: Segment Reporting

After discontinuing the Company’s Direct Sales business as described in Note 4, as of December 31, 2012, the Company only operated one business segment. All of the Company’s revenues are with external customers, are derived from operations in the United States, and no single customer accounts for more than 10% of the Company’s revenues.

Note 13: Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). This update was issued in order to codify various amendments and corrections included in SEC Staff Accounting Bulletin No. 114, SEC Release 33-9250, and ASU 2010-22, Accounting for Various Topics: Technical Corrections to SEC Paragraphs. The amendments and corrections included in this update are effective upon issuance. The adoption of ASU 2012-03 did not have an impact on the Company’s condensed consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements, (“ASU 2012-04”).” This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 14: Subsequent Events

On January 14, 2013, a settlement agreement was reached between Sunpark 2000 LLC and Telco Billing Inc., a subsidiary of the Company. The parties settled this matter for a payment by LiveDeal, Inc. to Sunpark in the amount of $112,500 and Sunpark’s retention of a $24,000 security deposit under the lease agreement.  The settlement payment has been made and an Order for Dismissal with prejudice was entered by the Court on January 31, 2013.

Effective as of January 20, 2012, the Company appointed Jon Isaac to serve as its President and Chief Executive Officer. Mr. Isaac was previously appointed to the Company’s Board of Directors on December 12, 2011. Although the Company did not enter into a written employment agreement with Mr. Isaac, he was paid an annual salary of $1 for his services as President and Chief Executive Officer and was eligible to receive bonuses in such forms and amounts as determined by the Company’s Compensation Committee in its sole discretion.

On February 14, 2013, the Company entered into an employment agreement with Mr. Isaac, pursuant to which he will continue serving as its President and Chief Executive Officer for the period from January 1, 2013 to January 1, 2016.  The material terms of the employment agreement are as follows:

•	$200,000 annual base salary throughout the term of the agreement.
•	Eligibility to receive performance-based bonuses in the sole discretion of the Company’s Compensation Committee.
•	A one-time discretionary bonus of $150,000 for services performed as President and Chief Executive Officer for the previous 12 months, to be paid in cash on or before March 31, 2013. This bonus was approved by the Company’s Compensation Committee.
•	Reimbursement for reasonable housing expenses.
•	Grant of options to purchase 150,000 shares of the Company’s common stock, subject to continued employment on the applicable vesting dates and the other terms and conditions summarized below:
o	50,000 shares will vest on the first anniversary of the date of grant and be exercisable for five years after vesting at an exercise price of $5.00 per share.
o	50,000 shares will vest in 12 equal monthly installments, beginning on the date that is 13 months after the date of grant and ending on the second anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $7.50 per share.
o	50,000 shares will vest in 12 equal monthly installments, beginning on the date that is 25 months after the date of grant and ending on the third anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $10.00 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2012, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

As these business lines were launched in August 2012 and November 2012, the results have at this juncture not had a material impact on our revenues for our fiscal year 2012 or the quarter ended December 31, 2012. We continue to generate most of our revenue from servicing our existing customers under our legacy product offerings, primarily our InstantProfile® line of products and services. Because of the change in our business strategy and product lines, we no longer accept new customers under our legacy product offerings.

Changes in Business Strategies

We have been engaged in a significant re-evaluation of and adjustment to our business strategy over the last several years. The focus of these efforts has been twofold: first, to make our product offerings more appealing in the evolving market for assisting SMBs with their online marketing challenges; and second, to move ahead of our competitors in this market segment. In connection with this re-evaluation, we terminated all new sales under our direct sales business line on December 1, 2010, and on July 15, 2011, we discontinued all new sales of our InstantProfile® product. As a result of the cessation of our marketing efforts to acquire new customers, and the attrition of existing customers, our net revenues continued to decline, from $1.0 million for the three months ended December 31, 2010 to $0.85 million and $0.57 million for the three months ended December 31, 2011 and 2012, respectively.

At the same time, we have been actively engaged in efforts to reduce our ongoing costs and expenses. As a result, our total operating expenses declined from $12.0 million for the year ended September 30, 2010 to $5.8 million for the year ended September 30, 2011 and $3.3 million for the year ended September 30, 2012.  Operating expenses were $1.0 million for the three months ending December 31, 2012.

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

As a result, we decided during the second quarter of fiscal 2010 to move our strategic focus towards our directory services business and to bring it up to current market standards and regulatory requirements and away from our direct sales business line. This strategy culminated in the termination of all new sales under our direct sales business line on December 1, 2010. In March 2011, we made the strategic decision to discontinue our direct sales business and product offerings, and in May 2011 we transferred the remaining customers to Reach Local in exchange for 10% and 5% percent of gross revenues derived from such customers during the first and second year, respectively.

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

Restructuring Activities

In May 2011, we ceased the direct sales business and transferred the remaining customers to Reach Local. In connection therewith, we terminated seven employees and recorded non cash impairment charges of $367,588, consisting of the write-off of net intangible, in fiscal 2011. The direct sales business segment accounted for $0 of net revenues for the three months ended December 31, 2012 and 2011.

Changes in Principal Officers and Directors

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

Pursuant to the Securities Purchase Agreement, on December 12, 2011, our Board increased the number of authorized directors of the Company to eight directors and appointed Jon Isaac, the owner of ICG, Tony Isaac, the father of Jon Isaac, and John Kocmur to fill the vacancies created by the increase in the size of the full Board. These directors were designated for appointment to our board by the lead purchasers in accordance with their rights under the Securities Purchase Agreement described above.

On January 13, 2012, our Board terminated the employment of Kevin Hall, our CEO, effective as of January 20, 2012, and on that date, our board appointed Jon Isaac to serve as our President and Chief Executive Officer.

On or about January 20, 2012, Kevin Hall and Sheryle Bolton resigned as members of our Board, and on January 25, 2012, our Board appointed Dennis Gao as a director to fill the vacancy created by Ms. Bolton’s resignation.

On May 20, 2012, the employment of Larry Tomsic, the Company’s Chief Financial Officer, terminated. We are in the process of evaluating and defining our needs for a Chief Financial Officer or Controller. Currently, Jon. Isaac is functioning as our principal financial officer.

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

Because of the infancy of our new lines of business, we have yet to generate significant revenue from our online presence marketing or our promotional marketing lines of business. Given that we have not been accepting new customers for our legacy product offerings since July 2011 and that we did not launch our new product offerings until August 2012, our revenues have declined in the three months ending December 31, 2012 as compared to three months ending December 31, 2011.

Results of Operations

The following sets forth a discussion of our financial results for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below.

Net Revenues

	Net Revenues
	2012	2011	Change	Percent

Three Months Ended December 31,	$572,535	$851,413	$(278,878)	(33)%

Net revenues decreased in in first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 primarily due to the decrease in legacy revenues, which was slightly offset by increases in revenues for new products.

Cost of Services

	Cost of Services
	2012	2011	Change	Percent

Three Months Ended December 31,	$102,636	$235,819	$(133,183)	(56)%

Cost of services decreased in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 primarily due to decreased costs associated with the decline in the number of our customers and the provisioning of fulfillment activities, which are now done by us rather than outside vendors.

Gross Profit

	Gross Profit
	2012	2011	Change	Percent

Three Months Ended December 31,	$469,899	$615,594	$(145,695)	(24)%

Gross profit decreased in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 primarily due to the decreased cost of fulfillment services and decrease in revenues as described above.

General and Administrative Expenses

	General and Administrative Expenses
	2012	2011	Change	Percent

Three Months Ended December 31,	$762,376	$766,808	$(4,432)	(1)%

General and administrative expenses decreased in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 primarily due to the following:

•	Increased compensation costs of approximately $95,000 due to the opening of the call center in October of 2012.

•	Decreased professional fees of $100,994 related to:

•	Legal fees of $65,665, due to reduction of litigation,

•	Other miscellaneous consultant costs of $29,703,

•	Reductions in IT consultant fees of $17,594 as we moved our IT function to virtual servers,

•	Accounting fees of $21,263, and

•	Marketing consultant fees of $1,957.

•	Decreased depreciation and amortization expense of $5,715 related to the reduction of direct sales related assets.

•	Decreased software costs of $1,395 reflecting a decrease in IT infrastructure and product development costs.

•	Other expense decreases of $193,000, including rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q1 2013	Q4 2012	Q3 2012	Q2 2012	Q1 2012
Compensation for employees, leased employees, officers and directors	436,062	242,490	378,700	295,333	341,325
Professional fees	234,799	254,549	110,706	226,403	143,805
Depreciation and Amortization	63,566	67,635	55,669	67,391	69,281
Other general and administrative costs	27,947	244,740	347,278	232,301	212,403

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2012	2011	Change	Percent

Three Months Ended December 31,	$19,441	$60	$19,381	32302%

Sales and marketing expenses increased in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 primarily due to promotional video costs of approximately $17,000.

Operating Loss

	Operating Loss
	2012	2011	Change	Percent

Three Months Ended December 31,	$(311,918)	$(151,274)	$(160,644)	(106)%

The increase in operating loss for the first quarter of fiscal 2013 as compared to the first quarter of 2012 reflect a variety of changes in net revenues, cost of sales, general and administrative expenses and sales and marketing expenses, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2012	2011	Change	Percent

Three Months Ended December 31,	$(750,554)	$(43,944)	$(706,610)	(1608)%

The large increase in other income (expense) is primarily due to interest expense relating to the issuance of debt and the conversion of that note to warrants in December 2012.  See Note 6 for more discussion.

Income from Discontinued Operations

	Income (Loss) from Discontinued Operations
	2012	2011	Change	Percent

Three Months Ended December 31,	$1,963	$3,580	$(1,617)	45%

In March 2011, we decided to discontinue the direct sales business and closed that business segment in May 2011 and reflected the change for previously reported periods. For more information, see discussions under the heading “Recent Developments-Discontinued Operations” above. The decline in income between the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 reflects a decline in expenses as we discontinued that business in May 2011.

Net Loss

	Net Loss
	2012	2011	Change	Percent

Three Months Ended December 31,	$(1,060,509)	$(191,638)	$(868,871)	(453)%

The increase in net loss for the first quarter of fiscal 2013 as compared to the first quarter of 2012 is primarily attributable to changes in operating income, other income (expense) and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $261,000 for the first three months of fiscal 2013 as compared to cash provided by operating activities of approximately $49,000 for the first three months of fiscal 2012, a decrease of $310,000. This decrease was due to an increase of approximately $869,000 in our net loss partially offset by an increase of non-cash expenses of approximately $717,000 which included $750,754 of interest expense associated with convertible debt and warrants, depreciation expense, stock compensation and bad debt expense. Changes in working capital and other current assets caused a decrease in operating cash flows of $160,000 during the first three months of fiscal 2013 as compared to an increase in operating cash flows of $109,000 for the first three months of 2012. This working capital variance resulted primarily from the changes in accrued liabilities, prepaid expenses and other current assets. Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings.

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

Our cash flows used in investing activities during the first quarter of 2013 consisted of approximately $110,000 of expenditures for intangible assets and approximately $16,000 of purchases of equipment. There were no investing activities during the first quarter of fiscal 2012.

During the first three months of fiscal 2013, our cash flows from financing activities consisted of $250,000 received from the issuance of convertible debt and warrants. During the first three months of fiscal 2012, our cash flows from financing activities consisted of $2,000,000 received from the issuance of stock to investors, partially offset by $16,000 of payments on capital lease obligations and $100,000 of repayments of notes payable.

We had working capital of $274,000 as of December 31, 2012 compared to $371,000 as of September 30, 2012 with current assets increasing by $80,000 and current liabilities increasing by $177,000 from September 30, 2012 to December 31, 2012. Decreases in working capital are primarily attributable to the increase in our operating net loss and the results of our financing activities.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2013	2014	2015	2016	2017	Thereafter
Operating lease commitments	$503,817	$131,303	$180,065	$140,616	$51,833	$–	$–
Noncanceleable service contracts	–	–	–	–	–		–
	$503,817	$131,303	$180,065	$140,616	$51,833	$–	$–

Off-Balance Sheet Arrangements

At December 31, 2012, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of December 31, 2012, our annual results of operations or cash flows, or our liquidity.

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

Early in 2010, the Court denied both parties’ dispositive motions, at which time they commenced settlement discussions. The parties reached a settlement and entered into a settlement agreement on or about November 5, 2012. The court granted preliminary approval of the settlement on January 11, 2013, the terms of which are as follows:  $150,000 to be paid to plaintiffs’ counsel, $10,000 to be paid to GES as the “representative plaintiff” and $70 to be paid to each eligible tentative class member who properly submits a claims form and does not opt out of the settlement. Notice to class members commenced on January 31, 2013, consistent with the court approved notice plan.  The final approval hearing is scheduled for April 26, 2013. Class members must submit claim forms by April 1, 2013 to receive payment. Opt-outs and objections must be mailed by April 26 to be valid. While as part of the settlement agreement we denied any wrongdoing, any liability and the appropriateness of class certification, we did agree not to oppose plaintiff’s motions for preliminary and final approval of the proposed settlement. We anticipate that the Court will grant final approval in the second quarter and that the required payments will be made during that quarter. As of December 31, 2012, the Company maintains an accrual of $160,000 related to this matter.

Sunpark 2000 LLC vs. Telco Billing, Inc.

On September 26, 2012, Sunpark 2000 LLC (“Sunpark”) filed a lawsuit against Telco Billing Inc., a subsidiary of LiveDeal, Inc. (“LiveDeal”), before the Eighth Judicial District Court (Clark County) of the State of Nevada. The complaint alleged that Telco Billing, Inc. breached a lease agreement dated August 15, 2007 with Sunpark, which by its terms leased approximately 12,635 square feet of commercial real property in Las Vegas, Nevada to Telco Billing, Inc. from November 1, 2007 until December 31, 2012.  Sunpark sought lost rent damages of approximately $357,503 and repair expenses in excess of $2,500. Telco Billing, Inc. denied the pertinent allegations and asserted numerous affirmative defenses. The parties settled this matter for a payment by LiveDeal, Inc. to Sunpark in the amount of $112,500 and Sunpark’s retention of a $24,000 security deposit under the lease agreement.  The settlement payment has been made and an Order for Dismissal with prejudice was entered by the Court on January 31, 2013.

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

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

ITEM 5. OTHER INFORMATION

Effective as of January 20, 2012, the Company appointed Jon Isaac to serve as its President and Chief Executive Officer. Mr. Isaac was previously appointed to the Company’s Board of Directors on December 12, 2011. Although the Company did not enter into a written employment agreement with Mr. Isaac, he was paid an annual salary of $1 for his services as President and Chief Executive Officer and was eligible to receive bonuses in such forms and amounts as determined by the Company’s Compensation Committee in its sole discretion.

On February 14, 2013, the Company entered into an employment agreement with Mr. Isaac, pursuant to which he will continue serving as its President and Chief Executive Officer for the period from January 1, 2013 to January 1, 2016.  The material terms of the employment agreement are as follows:

•	$200,000 annual base salary throughout the term of the agreement.
•	Eligibility to receive performance-based bonuses in the sole discretion of the Company’s Compensation Committee.
•	A one-time discretionary bonus of $150,000 for services performed as President and Chief Executive Officer for the previous 12 months, to be paid in cash on or before March 31, 2013. This bonus was approved by the Company’s Compensation Committee.
•	Reimbursement for reasonable housing expenses.
•	Grant of options to purchase 150,000 shares of the Company’s common stock, subject to continued employment on the applicable vesting dates and the other terms and conditions summarized below:
o	50,000 shares will vest on the first anniversary of the date of grant and be exercisable for five years after vesting at an exercise price of $5.00 per share.
o	50,000 shares will vest in 12 equal monthly installments, beginning on the date that is 13 months after the date of grant and ending on the second anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $7.50 per share.
o	50,000 shares will vest in 12 equal monthly installments, beginning on the date that is 25 months after the date of grant and ending on the third anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $10.00 per share.

ITEM 6. EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description

31	Certification of Jon Isaac pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certification of Jon Isaac

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

LiveDeal, Inc.

Dated: February 14, 2013	/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

