Form 10-Q
period 2013-03-31
LIVEDEAL INC
filed 2013-05-14
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 6, 2013 was 3,502,623.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2013

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,
	2013	2012

Assets
Cash and cash equivalents	$1,297,275	$1,305,785
Accounts receivable, net	308,450	439,848
Prepaid expenses and other current assets	143,515	52,614
Total current assets	1,749,240	1,798,247
Accounts receivable, long term portion, net	407,028	374,570
Property and equipment, net	63,545	50,526
Deposits and other assets	22,465	35,707
Intangible assets, net	2,000,513	1,997,671
Total assets	$4,242,791	$4,256,721

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$597,336	$1,017,363
Accrued liabilities	408,210	410,104
Total liabilities	1,005,546	1,427,467

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,496,340 and 2,620,486 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	3,497	2,620
Paid in capital	29,084,081	24,400,483
Accumulated deficit	(25,861,199)	(21,584,715)
Total stockholders' equity	3,237,245	2,829,254

Total liabilities and stockholders' equity	$4,242,791	$4,256,721

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net revenues	$555,084	$821,701	$1,127,619	$1,673,114
Cost of services	116,913	226,608	219,549	462,427
Gross profit	438,171	595,093	908,070	1,210,687
Operating expenses:
General and administrative expenses	1,231,531	821,434	1,993,907	1,588,242
Sales and marketing expenses	7,166	519	26,607	579
Total operating expenses	1,238,697	821,953	2,020,514	1,588,821
Operating loss	(800,526)	(226,860)	(1,112,444)	(378,134)
Other expense:
Interest expense, net	(2,541,141)	(40,612)	(3,291,695)	(84,556)
Other income	126,200	8,250	126,200	8,250
Total other expense, net	(2,414,941)	(32,362)	(3,165,495)	(76,306)
Loss before income taxes	(3,215,467)	(259,222)	(4,277,939)	(454,440)
Income tax provision (benefit)	–	–	–	–
Loss from continuing operations	(3,215,467)	(259,222)	(4,277,939)	(454,440)
Discontinued operations
Income from discontinued component, including disposal costs	450	229	2,413	3,809
Income tax provision (benefit)	–	–	–	–
Income from discontinued operations	450	229	2,413	3,809
Net loss	$(3,215,017)	$(258,993)	$(4,275,526)	$(450,631)
Earnings per share - basic and diluted:
Loss from continuing operations	$(1.15)	$(0.11)	$(1.57)	$(0.27)
Discontinued operations	$0.00	–	0.00	0.00
Net loss	$(1.15)	$(0.11)	$(1.57)	$(0.27)
Weighted average common shares outstanding:
Basic and diluted	2,793,023	2,345,253	2,722,307	1,692,374

   The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,275,526)	$(450,631)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	128,639	136,670
Non-cash interest expense associated with convertible debt and warrants	3,291,466	–
Stock based compensation expense	32,008	86,894
Non-cash issuance of common stock for services	110,001	–
Provision for uncollectible accounts	(5,551)	33,443
Loss on disposal of property and equipment	1,407	–
Changes in assets and liabilities:
Accounts receivable	104,491	116,459
Prepaid expenses and other current assets	(90,901)	26,942
Deposits and other assets	13,242	(2,200)
Accounts payable	(420,023)	147,644
Accrued liabilities	(1,856)	(89,537)

Net cash provided by (used in) operating activities	(1,112,603)	5,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for intangible assets	(117,500)	(8,169)
Purchases of property and equipment	(28,407)	–

Net cash used in investing activities	(145,907)	(8,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal repayments on capital lease obligations	–	(31,662)
Issuance of common stock for cash	–	2,150,000
Proceeds from/(repayments on) issuance of convertible debt and warrants	1,250,000	(250,000)

Net cash provided by financing activities	1,250,000	1,868,338

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(8,510)	1,865,853

CASH AND CASH EQUIVALENTS, beginning of period	1,305,785	244,470

CASH AND CASH EQUIVALENTS, end of period	$1,297,275	$2,110,323

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Conversion of notes payable of $1,250,000 and cash accrued interest of $1,000 into 846,363 shares of common stock	$1,251,000	$–
Accrued and unpaid dividends	$958	$958

Interest paid	$–	$85,314

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note 1: Organization and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of LiveDeal, Inc. (formerly, “YP Corp.”), a Nevada corporation, and its wholly owned subsidiaries (collectively the “Company”). The Company delivers local customer acquisition services for small and medium-sized businesses combined with online listing services to deliver an affordable way for businesses to extend their marketing reach to local, relevant customers via the Internet.

The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2012, which has been derived from our audited Consolidated Financial Statements, and the accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended March 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2013. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2012 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on January 15, 2013.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates and assumptions have been made by management throughout the preparation of the condensed consolidated financial statements, including in conjunction with establishing allowances for customer refunds, non-paying customers, dilution and fees, analyzing the recoverability of the carrying amount of intangible assets, evaluating the merits of pending litigation, estimating forfeitures of stock-based compensation, valuing beneficial conversion features in convertible debt, and evaluating the recoverability of deferred tax assets. Actual results could differ from these estimates.

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

Note 2: Balance Sheet Information

Balance sheet information is as follows:

	March 31,	September 30,
	2013	2012
	(unaudited)
Receivables, current, net:
Accounts receivable, current	$1,704,545	$1,863,067
Less: Allowance for doubtful accounts	(1,396,095)	(1,423,219)
	$308,450	$439,848
Receivables, long term, net:
Accounts receivable, long term	$527,407	$510,587
Less: Allowance for doubtful accounts	(120,379)	(136,017)
	$407,028	$374,570
Total receivables, net:
Gross receivables	$2,231,952	$2,373,654
Less: Allowance for doubtful accounts	(1,516,474)	(1,559,236)
	$715,478	$814,418

Components of allowance for doubtful accounts are as follows:

	March 31,	September 30,
	2013	2012

Allowance for dilution and fees on amounts due from billing aggregators	$1,502,750	$1,525,126
Allowance for customer refunds	13,724	34,111
	$1,516,474	$1,559,237

	March 31,	September 30,
	2013	2012

Property and equipment, net:
Furnishings and fixtures	$94,511	$94,511
Office, computer equipment and other	388,686	361,685
	483,197	456,196
Less: Accumulated depreciation	(419,652)	(405,670)
	$63,545	$50,526

	March 31,	September 30,
	2013	2012

Intangible assets, net:
Domain name and marketing related intangibles	$1,511,650	$1,511,650
Website and technology related intangibles	1,369,804	1,252,304
	2,881,454	2,763,954
Less: Accumulated amortization	(880,941)	(766,283)
	$2,000,513	$1,997,671

	March 31,	September 30,
	2013	2012

Accrued liabilities:
Deferred revenue	$213	$2,310
Accrued payroll and bonuses	25,921	28,968
Accruals under revenue sharing agreements	63,933	67,601
Accrued expenses - other	318,143	311,225
	$408,210	$410,104

Note 3: Restructuring Activities

In May 2011, the Company ceased its Direct Sales business due to operating losses, declining revenues, and a change in strategic direction and migrated the remaining customers to Reach Local in exchange for 10% and 5% percent of gross revenues derived from such customers during the first and second year, respectively. The Company recorded $271 and $553 in revenues for this agreement during the three and six months ended March 31, 2013, respectively and $1,091 and $4,455 for the three and six months ended March 31, 2012, respectively.

Note 4: Stock-based Compensation

From time to time, the Company grants stock options and restricted stock awards to officers, directors, employees and consultants. These awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The Company recognized compensation expense of $32,008 during the three and six months ended March 31, 2013, and $1,894 and $3,788 during the three and six months ended March 31, 2012, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures. The Company used the estimated forfeiture rate of awards of 10% based on actual forfeiture experience and other factors.

Pursuant to the employment agreement discussed in Note 10, the Company granted 150,000 stock options on January 15, 2013. The options were valued using the Black-Scholes pricing model with the following assumptions:

Volatility	124%
Risk-free interest rate	.36% -.55%
Expected term	3 -3.77 years
Forfeiture rate	10%
Dividend yield rate	0%

The risk free interest rate was determined based on treasury securities with maturities that approximate the expected term of the underlying award.

At March 31, 2013, the Company had $313,685 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized over a weighted-average period of 1.75 years. The following table summarizes stock option activity for the six months ended March 31, 2013:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at September 30, 2012	–
Granted	150,000	$7.5
Exercised	–
Forfeited	–
Outstanding at March 31, 2013	150,000	$7.5	6.80	574,500
Exercisable at March 31, 2013	–	$–	–	–
Exercisable at March 31, 2013 and expected to vest thereafter	135,000	$7.5	6.80	517,050

The following table summarizes information about the Company’s stock options as of March 31, 2013:

		Weighted-Average
	Number of	Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at September 30, 2012	–
Granted	150,000	$2.56
Nonvested at March 31, 2013	150,000	$2.56

Restricted Stock Awards

The Company has previously granted shares of restricted stock to certain individuals. The following table sets forth changes in compensation-related restricted stock awards during the six months ended March 31, 2013:

Outstanding (unvested) at September 30, 2012	263
Granted	–
Forfeited	–
Vested	–
Outstanding (unvested) at March 31, 2013	263

Stock Awards Granted to Directors

In September 2011, in an effort to preserve cash, our Board, after consultation with the Compensation Committee, determined to compensate members of the Board for their monthly retainer and other services as directors and/or members of the Board’s various standing committees through the award of shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Plan (the “2003 Stock Plan”). Under the terms of this arrangement, each non-employee director receives a monthly award of a number of fully vested shares of the Company’s common stock equal to their monthly board of director fees divided by the closing market price of the Company’s common stock on the grant date. An aggregate of 74,156 shares have been issued to members of the Board of Directors pursuant to such arrangement. Other than as described immediately above, no shares of the Company’s common stock were issued to members of the Board during the three and six months ended March 31, 2013.

Note 5: Debt

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

Effective as of April 3, 2012, the Company and ICG amended the Purchase Agreement to clarify ambiguities related to the warrant issuance timing and the conversion price of a Note, and to amend various anti-dilution features. These changes were consistent with the intent of the parties at the time they entered into the Purchase Agreement and are consistent with the Company’s past practices related to the Notes and warrants. In particular, the amendment clarifies that the warrants will be issued upon conversion (rather than upon issuance) of the Notes and provides that the conversion price of a Note shall be based upon a floor price of $1.00 per share, regardless if the Company’s stock is trading below that amount at the time ICG elects to convert a Note.

The Purchase Agreement and the Notes, as amended, provide that:

•	The Notes will accrue interest at an annual interest rate equal to 8%. All interest will be payable on the Maturity Date or upon the conversion of the applicable Note.

•	The Company has the option to prepay each Note, in whole or in part, at any time without premium or penalty.

•	If ICG elects to convert all or any portion of any Note, the Company must issue to ICG on the date of the conversion a warrant (“Contingent Warrant”) to purchase a number of shares of the Company’s common stock equal to the number of shares issuable upon conversion. This number of shares is subject to adjustment in the event of stock splits or combinations, stock dividends, certain pro rata distributions, and certain fundamental transactions. Each Contingent Warrant will be exercisable for a period of five (5) years following the date of its issuance at an exercise price equal to 120% of the conversion price of the applicable Note (with the exercise price being subject to adjustment under the same conditions as the number of shares for which the warrant is exercisable.) The Contingent Warrants provide that they may be exercised in whole or in part and include a cashless exercise feature.

•	The Notes provide that, upon the occurrence of any Event of Default, all amounts payable to ICG will become immediately due and payable without any demand or notice.

•	The Company may issue additional Notes in an aggregate principal amount of up to $1,750,000 to ICG from time to time upon notice to ICG prior to April 3, 2013, provided that each Note must be in a principal amount of at least $100,000.

•	The Company: (i) is required to provide certain financial and other information to ICG from time to time; (ii) must maintain its corporate existence, business, assets, properties, insurance and records in accordance with the requirements set forth in the Purchase Agreement; (iii) with certain exceptions, must not incur or suffer to exist any liens or other encumbrances with respect to the Company’s property or assets; (iv) must not make certain loans or investments, except in compliance with the terms of the Purchase Agreement; and (v) must not enter into certain types of transactions, including dispositions of its assets or business.

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

The Company issued an initial Note in the principal amount of $250,000 to ICG (“Note No. 1”) on the Closing Date. Because the conversion price of $2.53 was less than the stock price, this gave rise to a beneficial conversion feature valued at $166,667. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on the Closing Date. The discount to Note No. 1 is being amortized to interest expense until maturity or its earlier repayment or conversion

As mentioned above, the Purchase Agreement, as amended, contains contingent provisions for the adjustment of the conversion ratio and conversion price, and the issuance of Contingent Warrants upon conversion.

On September 10, 2012, ICG elected to convert the Note No. 1 with a conversion price of $2.38 per share, resulting in the issuance of 109,139 shares. In accordance with the terms of the agreement, warrants to acquire 109,139 shares were issued upon conversion with an exercise price of ($2.38 x 120%) $2.85 per share. Upon conversion of Note No. 1, the remaining debt discount of $97,222 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the debt conversion of Note No. 1 was $322,927 and was immediately recognized as interest expense.

On December 11, 2012, the Company issued a second Note to ICG in the principal amount of $250,000 (“Note No. 2”), pursuant to the Purchase Agreement. Because the conversion price of $2.02 was less than the stock price, this gave rise to a beneficial conversion feature valued at $200,738. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on December 11, 2012. On December 17, 2012, ICG elected to convert Note No. 2, resulting in the issuance of 123,829 shares of the Company’s common stock and a warrant to acquire 123,829 additional shares of the Company’s common stock at an exercise price of $2.43 per share. Upon conversion of the Note No. 2, the remaining debt discount of $196,556 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the conversion of Note No. 2 was $550,016 and was immediately recognized as interest expense.

On March 22, 2013 and March 25, 2013, the Company issued a third and fourth Note to ICG in the principal amount of $500,000 (“Note No. 3”) and $250,000 (“Note No. 4”), respectively, pursuant to the Purchase Agreement. Because the conversion price of $1.38 was less than the stock price, this gave rise to beneficial conversion features valued at $401,386. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on March 25, 2013. On March 27, 2013, ICG elected to convert Note Nos. 3 and 4, resulting in the issuance of 543,962 shares of the Company’s common stock and a warrant to acquire 543,962 additional shares of the Company’s common stock at an exercise price of $1.66 per share. Upon conversion of Note Nos. 3 and 4, the remaining debt discount of $396,977 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the conversion of Note Nos. 3 and 4 was $1,299,884 and was immediately recognized as interest expense.

.On March 28, 2013, the Company issued a fifth Note to ICG in the principal amount of $250,000 (“Note No. 5”), pursuant to the Purchase Agreement. Because the conversion price of $1.40 was less than the stock price, this gave rise to a beneficial conversion feature valued at $250,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on March 28, 2013. On March 28, 2013, ICG elected to convert Note No. 5, resulting in the issuance of 178,572 additional shares of the Company’s common stock and a warrant to acquire 178,572 shares at an exercise price of $1.68 per share. Upon conversion of Note No. 5, the debt discount of 250,000 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the conversion of Note No. 5 was $589,442 and was immediately recognized as interest expense.

The Company intends to use the proceeds of all Notes issued in connection with the Purchase Agreement for working capital and other general corporate purposes.

Note 6: Equity

In September and December 2012 and March 2013, ICG elected to convert five Notes, resulting in the issuance of shares of the Company’s common stock and warrants to acquire additional shares of the Company’s common stock. See Note 5.

On March 20, 2013, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”). On May 6, 2013, the Company filed an amendment to such Registration Statement on Form S-3 (as amended, the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, which is subject to further review by the SEC and has not been declared effective as of the date of this filing, the Company may offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, or units having a maximum aggregate offering price of $10,000,000. The Company intends to use the net proceeds from any sale of securities covered by the Shelf Registration Statement and the prospectus contained therein for general corporate purposes.

Note 7: Warrants

As discussed in Note 6, the Company issued several Notes and converted them resulting in the issuance of warrants.

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2012	109,139	$2.85	4.95	$253,202

Granted	846,363	1.78

Outstanding at March 31, 2013	955,502	$1.90	4.89	$1,855,472

Exercisable at March 31, 2013	955,502	$1.90	4.89	$1,855,472

As discussed in Note 6, the Company issued several Notes and converted them resulting in the issuance of warrants. The warrants were valued using the Black-Scholes pricing model with the following assumptions:

Volatility	121%-127%
Risk-free interest rate	.74% -.89%
Expected term	5 years
Forfeiture rate	0%
Dividend yield rate	0%

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

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Loss from continuing operations	$(3,215,467)	$(259,222)	$(4,277,939)	$(454,440)
Less: preferred stock dividends	(479)	(479)	(958)	(958)
Loss from continuing operations applicable to common stock	(3,215,946)	(259,701)	(4,278,897)	(455,398)
Income (loss) from discontinued operations	450	229	2,413	3,809
Net loss applicable to common stock	$(3,215,496)	$(259,472)	$(4,276,484)	$(451,589)

Weighted average common shares outstanding - basic and diluted	2,793,023	2,345,253	2,722,307	1,692,374

Earnings per share - basic and diluted:
Loss from continuing operations	$(1.15)	$(0.11)	$(1.57)	$(0.27)
Discontinued operations	0.00	–	0.00	–
Net loss	$(1.15)	$(0.11)	$(1.57)	$(0.27)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Options to purchase shares of common stock	–	24,014	–	24,014
Warrants to purchase shares of common stock	722,534	–	955,502	–
Series E convertible preferred stock	127,840	127,840	127,840	127,840
Shares of non-vested restricted stock	263	1,342	263	1,342
	850,637	153,196	1,083,605	153,196

Note 9: Income Taxes

At March 31, 2013, the Company maintained a valuation allowance against its deferred tax assets. The Company determined this valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the three and six months ended March 31, 2013, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

Note 10: Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of March 31, 2013, our annual results of operations, cash flows or liquidity of the Company.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc., which the Company refers to as “GES,” filed a consumer fraud lawsuit against us in the King County Superior Court in the State of Washington, alleging that our use of activator checks violated the Washington Consumer Protection Act and seeking class certification pursuant to Washington law. GES sought injunctive relief against our use of activator checks, damages in an amount equal to three times the damages allegedly sustained by the members of the putative class, exemplary damages for the alleged violation of law, and its fees and costs. The Company denied the allegations of the complaint and commenced defending the litigation.

Early in 2010, the Court denied both parties’ dispositive motions, at which time they commenced settlement discussions. The parties reached a settlement and entered into a settlement agreement on or about November 5, 2012. The settlement agreement provides for $150,000 to be paid to plaintiff’s counsel, $10,000 to be paid to GES as the “representative plaintiff” and $70 to be paid to each eligible putative class member who properly submits a claims form and does not opt out of the settlement. The Court granted final approval of the settlement on April 26, 2013. The Court’s order will become final when the time to appeal expires on May 27, 2013. Notice to class members has been sent and the time for the submission of claims has expired. We anticipate that the required payments will be made during the third quarter of the Company’s fiscal year. As of March 31, 2013, the Company maintains an accrual of $160,000 related to this matter.

Sunpark 2000 LLC vs. Telco Billing, Inc.

On September 26, 2012, Sunpark 2000 LLC (“Sunpark”) filed a lawsuit against Telco Billing Inc., a subsidiary of the Company (“TBI”), before the Eighth Judicial District Court (Clark County) of the State of Nevada. The complaint alleged that TBI breached a lease agreement with Sunpark dated August 15, 2007, which by its terms leased approximately 12,635 square feet of commercial real property in Las Vegas, Nevada to TBI from November 1, 2007 until December 31, 2012.  Sunpark sought lost rent damages of approximately $357,503 and repair expenses in excess of $2,500. TBI denied the pertinent allegations of the complaint and asserted numerous affirmative defenses. On January 14, 2013, the parties settled this matter for a payment by the Company to Sunpark in the amount of $112,500 and Sunpark’s retention of a $24,000 security deposit under the lease agreement.  The settlement payment has been made and an Order for Dismissal with prejudice was entered by the Court on January 31, 2013.

Employment Agreements

On February 14, 2013, the Company entered into an employment agreement with Jon Isaac, pursuant to which he will continue serving as its President and Chief Executive Officer for the period from January 1, 2013 to January 1, 2016. The material terms of the employment agreement are as follows:

  200,000 annual base salary throughout the term of the agreement
  Eligibility to receive performance-based bonuses in the sole discretion of the Company’s Compensation Committee.
  A one-time discretionary bonus of $150,000 for services performed as President and Chief Executive Officer for the previous 12 months, to be paid in cash on or before March 31, 2013. This bonus was approved by the Company’s Compensation Committee.
  Reimbursement for reasonable housing expenses.
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

See Note 4 for stock option details.

Operating Leases and Service Contracts

As of March 31, 2013, future minimum annual payments under operating lease agreements for fiscal years ending September 30 are as follows:

2013	87,535
2014	180,065
2015	140,616
2016	51,833
2017	–
Thereafter	–
$460,050

Note 11: Concentration of Credit Risk

The Company maintains cash balances at banks in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of March 31, 2013. At times, balances may exceed federally insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC (defined below) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. The billing companies and LEC’s charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at March 31, 2013 and September 30, 2012 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with Local Exchange Carrier (“LEC”) service providers. Three such entities accounted for 41%, 27% and 14% of gross receivables at March 31, 2013 and 35%, 27%, and 15% of gross receivables at September 30, 2012, respectively.

Note 12: Segment Reporting

After discontinuing the Company’s Direct Sales business as described in Note 3, as of March 31, 2013, the Company only operated one business segment. All of the Company’s revenues are with external customers, are derived from operations in the United States, and no single customer accounts for more than 10% of the Company’s revenues.

Note 13: Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. This ASU is effective for reporting periods beginning on or after January 1, 2013. Our adoption of ASU 2011-11 on January 1, 2013, did not have a material impact our financial statement.

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

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements, (“ASU 2012-04”).” This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. This ASU is effective for reporting periods beginning on or after January 1, 2013. Our adoption of ASU 2011-11 on January 1, 2013, did not have a material impact our financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2013, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Our Company

Our Company

LiveDeal, Inc., which, together with its subsidiaries, we refer to as the Company, LiveDeal, “we”, “us” or “our”, provides online customer acquisition services for small-to-medium sized local businesses, or “SMBs”. We offer affordable tools for SMBs to extend their marketing reach to relevant prospective customers via the internet. We also provide SMBs promotional marketing with the ability to offer special deals and activities through our online publishing partners.

Our principal offices are located at 6240 McLeod Drive, Suite 120, Las Vegas, Nevada 89120. Our telephone number is (702) 939-0230. Our corporate website (which does not form part of this Report) is located at www.livedeal.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

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

As these business lines were launched in August 2012 and November 2012, respectively, the results have at this juncture not had a material impact on our revenues for our fiscal year 2012 or the three and six months ended March 31, 2013. We continue to generate most of our revenue from servicing our existing customers under our legacy product offerings, primarily our InstantProfile® line of products and services. Because of the change in our business strategy and product lines, we no longer accept new customers under our legacy product offerings.

Changes in Business Strategies

We have been engaged in a significant re-evaluation of and adjustment to our business strategy over the last several years. The focus of these efforts has been twofold: (i) to make our product offerings more appealing in the evolving market for assisting SMBs with their online marketing challenges; and (ii) to move ahead of our competitors in this market segment. In connection with this re-evaluation, we terminated all new sales under our direct sales business line on December 1, 2010, and on July 15, 2011, we discontinued all new sales of our InstantProfile® product. As a result of the cessation of our marketing efforts to acquire new customers, and the attrition of existing customers, our net revenues continued to decline, from $821,701 and $1,673,114 for the three and six months ended March 31, 2012, respectively, to $555,084 and $1,127,619 for the three and six months ended March 31, 2013, respectively.

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

As a result, we decided during the second quarter of fiscal 2010 to move our strategic focus towards our directory services business and to bring it up to current market standards and regulatory requirements and away from our direct sales business line. This strategy culminated in the termination of all new sales under our direct sales business line on December 1, 2010. In March 2011, we made the strategic decision to discontinue our direct sales business and product offerings, and in May 2011, we transferred the remaining customers to Reach Local in exchange for 10% and 5% percent of gross revenues derived from such customers during the first and second year, respectively.

Our strategic focus then switched to delivering a suite of internet-based, local search driven, customer acquisition services for SMBs, sold via telemarketing using LEC billing channels as well as other billing channels and targeting all segments of the SMB market through our Velocity Marketing Concepts, Inc. subsidiary. We paused new Velocity sales on July 15, 2011 while we re-evaluated our current and future sales programs.

While we continue to generate most of our revenue from servicing our existing customers under our legacy product offerings, primarily our InstantProfile® line of products and services, because of the changes in our business strategy and product lines, we no longer accept new customers for these products.

Restructuring Activities

In May 2011, we ceased the direct sales business line and transferred the remaining customers to Reach Local. In connection therewith, we eliminated seven full-time employee positions and recorded non cash impairment charges of $367,588, consisting of the write-off of net intangible assets, in fiscal 2011. The Direct Sales business segment accounted for $0 of net revenues for the three and six months ended March 31, 2013 and 2012.

Changes in Principal Officers and Directors

On December 12, 2011, we entered into a Securities Purchase Agreement with each of Isaac Capital Group LLC, or ICG, John Kocmur, Kingston Diversified Holdings LLC, or Kingston, and two other investors, pursuant to which we issued and sold an aggregate of 1,612,899 shares of our common stock for an aggregate purchase price of $2.0 million. Each of ICG, Kocmur and Kingston, whom we refer to as the “Lead Purchasers”, invested $500,000 and were issued 403,225 shares of stock, and the two other investors each invested $250,000 and were issued 201,612 shares of stock.

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

On January 13, 2012, our Board terminated the employment of Kevin Hall, our Chief Executive Officer, effective as of January 20, 2012.

On or about January 20, 2012, Mr. Hall and Sheryle Bolton resigned as members of our Board, and on January 25, 2012, our Board appointed Dennis Gao as a director to fill the vacancy created by Ms. Bolton’s resignation.

On May 20, 2012, the employment of Larry M. Tomsic, the Company’s Chief Financial Officer, was terminated. We are in the process of evaluating our needs for a Chief Financial Officer or Controller. Currently, Jon. Isaac is functioning as our Principal Financial Officer.

Effective as of January 20, 2012, the Company appointed Jon Isaac to serve as its Chief Executive Officer and President.. Although the Company did not enter into a written employment agreement with Mr. Isaac, he was paid an annual salary of $1 for his services as the Company’s Chief Executive Officer and President and was eligible to receive bonuses in such forms and amounts as determined by the Company’s Compensation Committee.

On February 14, 2013, the Company entered into a written Employment Agreement with Mr. Isaac (the “Agreement”), pursuant to which he will continue serving as its Chief Executive Officer and President for the period from January 1, 2013 to January 1, 2016.  The material terms of the Agreement are as follows:

•	$200,000 annual base salary throughout the term of the Agreement;

•	Eligibility to receive performance-based bonuses in the sole discretion of the Company’s Compensation Committee;

•	A one-time discretionary bonus of $150,000 for services performed as President and Chief Executive Officer for the previous 12 months, to be paid in cash on or before March 31, 2013. This bonus was approved by the Company’s Compensation Committee;

•	Reimbursement for reasonable housing expenses; and

•	Grant of options to purchase 150,000 shares of the Company’s common stock, subject to continued employment on the applicable vesting dates and the other terms and conditions summarized below:

o	50,000 shares will vest on the first anniversary of the date of grant and be exercisable for five years after vesting at an exercise price of $5.00 per share;

o	50,000 shares will vest in 12 equal monthly installments, beginning on the date that is 13 months after the date of grant and ending on the second anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $7.50 per share; and

o	50,000 shares will vest in 12 equal monthly installments, beginning on the date that is 25 months after the date of grant and ending on the third anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $10.00 per share.

Current Business Strategy

Under new management, we continued the process of evaluating our business strategy and to cut costs. In August 2012, we commenced sourcing local deals and activities to strategic publishing partners under our LiveDeal® brand, which we refer to as promotional marketing. In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand, which we refer to as “online presence marketing.” We continue to actively develop, revise and evaluate these products and services and our marketing strategies and procedures.

In connection with our new promotional marketing business line, on August 16, 2012, we completed our acquisition of substantially all of the assets of LiveOpenly, Inc., a California corporation, which we refer to as “LiveOpenly.” The acquired assets utilized in connection with the business of LiveOpenly. That business sourced, published and sold discounted offers for goods and services through local retail merchants. Under the terms of the asset acquisition, we acquired LiveOpenly’s sourcing contracts, software, customer lists, trademarks, domain names and related assets in exchange for the issuance of 75,000 shares of our common stock. In connection with this acquisition, the Company recorded $420,000 of net assets, consisting entirely of intangible assets. No goodwill was recognized as the purchase price equaled the net assets received. In connection with this acquisition, we engaged Ejimofor Umenyiora, the former Director of Sales of LiveOpenly, as an independent contractor.

Because of the infancy of our new lines of business, we have yet to generate significant revenue from our online presence marketing or our promotional marketing lines of business. Given that we have not been accepting new customers for our legacy product offerings since July 2011 and that we did not launch our new product offerings until August 2012, our revenues have declined in the three and six months ending March 31, 2013 as compared to three and six months ending March 31, 2012.

Results of Operations

The following sets forth a discussion of our financial results for the three and six months ended March 31, 2013 as compared to the three and six months ended March 31, 2012. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below.

Net Revenues

	Net Revenues
	2013	2012	Change	Percent
Three Months Ended March 31,	$555,084	$821,701	$(266,617)	(32%)
Six Months Ended March 31,	$1,127,619	$1,673,114	$(545,495)	(33%)

Net revenues decreased in the second quarter and the first six months of fiscal 2013 as compared to the second quarter and the first six months of fiscal 2012 primarily due to the decrease in legacy revenues, which was slightly offset by increases in revenues for new products.

Cost of Services

	Cost of Services
	2013	2012	Change	Percent

Three Months Ended March 31,	$116,913	$226,608	$(109,695)	(48%	)
Six Months Ended March 31,	$219,549	$462,427	$(242,878)	(53%	)

Cost of services decreased in the second quarter and first six months of fiscal 2013 as compared to the second quarter and the first six months of fiscal 2012 primarily due to decreased costs associated with the decline in the number of our customers and the provisioning of fulfillment services, which is now done by us rather than outside vendors.

Gross Profit

	Gross Profit
	2013	2012	Change	Percent

Three Months Ended March 31,	$438,171	$595,093	$(156,922)	(26%	)
Six Months Ended March 31,	$908,070	$1,210,687	$(302,617)	(25%	)

Gross profit decreased in the second quarter and first six months of fiscal 2013 as compared to the second quarter and first six months of fiscal 2012 primarily due to the decreased cost of fulfillment services and decrease in revenues as described above.

General and Administrative Expenses

	General and Administrative Expenses
	2013	2012	Change	Percent
Three Months Ended March 31,	$1,231,531	$821,434	$410,097	50%
Six Months Ended March 31,	$1,993,907	$1,588,242	$405,665	26%

General and administrative expenses increased in three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to the following:

•	Increased compensation costs of approximately $430,804 due to the opening of the call center in October of 2012.

•	Increased professional fees of $22,260 related to:

•	Increase in marketing consultant fees of $138,

•	Increase in other miscellaneous consultant costs of $17,352, due to use of accounting consultant.

•	Increase in IT consultant fees of $3,929, due to programmer for CRM.

•	Increase in accounting fees of $37,029, due to increased audit fees, partially offset by a

•	Reduction of legal fees of $36,188, due to using cost effective attorneys.

•	Decreased depreciation and amortization expense of $2,318 related to assets being fully depreciated.

•	Other expense decreases of $40,649, including rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives.

General and administrative expenses increased in the first six months of fiscal 2013 as compared to the first six months of fiscal 2012 primarily due to the following:

•	Increased compensation costs of approximately $525,541 due to the opening of the call center in October of 2012.

•	Increased professional fees of $123,254 related to:

•	Increase of legal fees of $29,477, related to LiveOpenly purchase and intellectual property review,

•	Increase in other miscellaneous consultant costs of $47,055, due to use of accounting and sales and marketing consultants,

•	Increase in marketing consultant fees of $2,095 due to corporate marketing,

•	Increase in accounting fees of $58,292, primarily due to additional audit fees , partially offset by a

•	Decrease in IT consultant fees of $13,665, due to change in programmers,

•	Decreased depreciation and amortization expense of $8,033 related to assets being fully depreciated..

•	Other expense decreases of $235,099, including rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q2 2013	Q1 2013	Q4 2012	Q3 2012	Q2 2012
Compensation for employees, leased employees, officers and directors	726,137	436,062	242,490	378,700	295,333
Professional fees	248,663	234,799	254,549	110,706	226,403
Depreciation and Amortization	65,073	63,566	67,635	55,669	67,391
Other general and administrative costs	191,658	27,947	244,740	347,278	232,301

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2013	2012	Change	Percent

Three Months Ended March 31,	$7,166	$519	$6,647	1281%
Six Months Ended March 31,	$26,607	$579	$26,028	4495%

Sales and marketing expenses increased in the second quarter and first six months of fiscal 2013 as compared to the second quarter and first six months of fiscal 2012 primarily due to costs of approximately $17,000 related to the production of a promotional video.

Operating Loss

	Operating Loss
	2013	2012	Change	Percent

Three Months Ended March 31,	$(800,526)	$(226,860)	$(573,666)	253%
Six Months Ended March 31,	$(1,112,444)	$(378,134)	$(734,310)	194%

The increase in operating loss for the second quarter and first six months of fiscal 2013 as compared to the second quarter and first six months of fiscal 2012 reflect a variety of changes in net revenues, cost of services, general and administrative expenses and sales and marketing expenses, each of which is described above.

Total Other Income (Expense)

	Total Other Expense
	2013	2012	Change	Percent
Three Months Ended March 31,	$(2,414,941)	$(32,362)	$(2,382,579)	7362%
Six Months Ended March 31,	$(3,165,495)	$(76,306)	$(3,089,189)	4048%

The large increase in other income (expense) is primarily due to interest expense relating to the issuance of debt and the conversion of the Notes to warrants in December 2012 and March 2013.  See Note 5 for more discussion.

Net Loss

	Net Loss
	2013	2012	Change	Percent

Three Months Ended March 31,	$(3,215,017)	$(258,993)	$(2,956,024)	(1141%	)
Six Months Ended March 31,	$(4,275,526)	$(450,631)	$(3,824,895)	(849%	)

The increase in net loss for the second quarter and the first six months of fiscal 2013, as compared to the second quarter and the first six months of 2012, is primarily attributable to changes in operating income, other income (expense) and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $(1,112,603) for the first six months of fiscal 2013 as compared to cash provided by operating activities of approximately $5,684 for the first six months of fiscal 2012. This change was due to an increase of $3,824,895 in our net loss partially offset by an increase of non-cash expenses of approximately $3,300,963 which included $3,291,466 of interest expense associated with convertible debt and warrants, depreciation expense, stock compensation and bad debt expense. Changes in working capital and other current assets caused a decrease in operating cash flows of $395,047 during the first six months of fiscal 2013 as compared to an increase in operating cash flows of $199,308 for the first six months of fiscal 2012. This working capital variance resulted primarily from the changes in accrued liabilities, prepaid expenses and other current assets. Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings.

Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Our cash flows used in investing activities during the first six months of fiscal 2013 consisted of $117,500 of expenditures for intangible assets and approximately $28,000 of purchases of equipment. Our cash flows used in investing activities during the first six months of fiscal 2012 consisted of $8,169 of expenditures for intangible assets.

During the first six months of fiscal 2013, our cash flows from financing activities consisted of $1,250,000 received from the issuance of convertible debt and warrants. During the first six months of fiscal 2012, our cash flows from financing activities consisted of $2,150,000 received from the issuance of stock to investors, partially offset by $31,622 of payments on capital lease obligations and $250,000 of repayments of notes payable.

We had working capital of $743,695 as of March 31, 2013 compared to $370,780 as of September 30, 2012 with current assets decreasing by $49,007 and current liabilities decreasing by $421,922 from September 30, 2012 to March 31, 2013. Such changes in working capital are primarily attributable to the increase in our operating net loss and the results of our financing activities.

On March 20, 2013, the Company filed a Registration Statement on Form S-3 (File No. 333-187397) with the Securities and Exchange Commission (the “SEC”).  On May 6, 2013, the Company filed an amendment to such Registration Statement on Form S-3 (as amended, the “Shelf Registration Statement”).  Pursuant to the Shelf Registration Statement, which is subject to further review by the SEC and has not been declared effective as of the date of the filing of this Report, the Company may offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, or units having a maximum aggregate offering price of $10,000,000.  Except as otherwise provided in the applicable prospectus supplement, the Company intends to use the net proceeds from any sale of securities covered by the Shelf Registration Statement and the prospectus contained therein for general corporate purposes, which may include (without limitation) working capital, capital expenditures, research and development expenditures, and acquisitions of new technologies or businesses.  The precise amount, use and timing of the application of such proceeds would depend upon the Company’s funding requirements and the availability and cost of other capital.  No securities of the Company will be offered or sold unless and until: (i) the SEC declares the Shelf Registration Statement to be effective; and (ii) the Company files with the SEC and makes available to investors a prospectus supplement containing the specific terms of the securities to be offered and sold.

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2013 and the effect such obligations are expected to have on our future liquidity and cash flows:

2013	87,535
2014	180,065
2015	140,616
2016	51,833
2017	–
Thereafter	–
$460,050

Off-Balance Sheet Arrangements

At March 31, 2013, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of March 31, 2013, our annual results of operations or cash flows, or our liquidity.

Global Education Services, Inc. v. LiveDeal, Inc.

Global Education Services, Inc. v. LiveDeal, Inc.

On June 6, 2008, Global Education Services, Inc., which we refer to as “GES,” filed a consumer fraud lawsuit against us in the King County Superior Court in the State of Washington, alleging that our use of activator checks violated the Washington Consumer Protection Act and seeking class certification pursuant to Washington law. GES sought injunctive relief against our use of activator checks, damages in an amount equal to three times the damages allegedly sustained by the members of the putative class, exemplary damages for the alleged violation of law and its fees and costs. We denied the allegations of the complaint and commenced defending the litigation.

Early in 2010, the Court denied both parties’ dispositive motions, at which time they commenced settlement discussions. The parties reached a settlement and entered into a settlement agreement on or about November 5, 2012. The settlement agreement provides for $150,000 to be paid to plaintiff’s counsel, $10,000 to be paid to GES as the “representative plaintiff” and $70 to be paid to each eligible putative class member who properly submits a claims form and does not opt out of the settlement. The Court granted final approval of the settlement on April 26, 2013. The Court’s order will become final when the time to appeal expires on May 27, 2013. Notice to class members has been sent and the time for the submission of claims has expired. We anticipate that the required payments will be made during the third quarter of the Company’s fiscal year. As of March 31, 2013, the Company maintains an accrual of $160,000 related to this matter.

Sunpark 2000 LLC vs. Telco Billing, Inc.

On September 26, 2012, Sunpark 2000 LLC (“Sunpark”) filed a lawsuit against Telco Billing Inc., a subsidiary of ours (“TBI”), before the Eighth Judicial District Court (Clark County) of the State of Nevada. The complaint alleged that TBI breached a lease agreement with Sunpark dated August 15, 2007, which by its terms leased approximately 12,635 square feet of commercial real property in Las Vegas, Nevada to TBI from November 1, 2007 until December 31, 2012.  Sunpark sought lost rent damages of approximately $357,503 and repair expenses in excess of $2,500. TBI filed an answer to the complaint denying the pertinent allegations of the complaint and asserting numerous affirmative defenses. On January 14, 2013, the parties settled this matter for a payment by the Company to Sunpark in the amount of $112,500 and Sunpark’s retention of a $24,000 security deposit under the lease agreement.  The settlement payment has been made and an Order for Dismissal with prejudice was entered by the Court on January 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On April 3, 2012, which we refer to as the closing date, we entered into a Note and Warrant Purchase Agreement (“Purchase Agreement”), with Isaac Capital Group LLC (“ICG”), pursuant to which ICG agreed to purchase for cash up to $2,000,000 in aggregate principal amount of our unsecured Subordinated Convertible Notes (“Notes”). ICG is owned by Jon Isaac, our President and Chief Executive Officer and a director on our Board, which prior to this transaction owned 403,225 shares, or 16.8% of our outstanding shares of common stock. Reference is made to Note 5 of the notes to our consolidated financial statements for additional disclosures about the note Purchase Agreement.

Either ICG or we may elect at any time to convert all or any portion of any outstanding Note (including all principal and accrued interest) into: (i) a number of shares of our common stock equal to the dollar amount being converted divided by the conversion price; and, (ii) a warrant exercisable for a period of five (5) years following the date of its issuance for a number of shares equal to the same number of shares as are issuable upon conversion of the Note (as provided in clause (i) above), at an exercise price equal to 120% of the conversion price. Subject to adjustment for stock splits and combinations, share reclassifications, certain fundamental transactions and certain share issuances, the conversion price will be equal to 60% of the lesser of: (iii) $3.96, which was the closing bid price of our common stock on the closing date; and (iv) the 10-day weighted average closing bid price of our common stock for the 10 business days immediately preceding the date of the applicable notice of conversion subject to a minimum of $1.00. The exercise price of the warrant is subject to similar adjustments.

We issued an initial Note in the principal amount of $250,000 to ICG (“Note No. 1”) on the closing date. On September 10, 2012, ICG elected to convert the entire principal balance plus accrued interest on Note No. 1 at a conversion price of $2.38 per share, resulting in the issuance of 109,139 shares of our common stock and a warrant to acquire 109,139 additional shares of our common stock at an exercise price of $2.85 per share.

We issued a second Note in the principal amount of $250,000 to ICG (“Note No. 2”) on December 11, 2012. On December 17, 2012, ICG elected to convert Note No. 2 with a conversion price of $2.02 per share, resulting in the issuance of 123,829 shares of our common stock and a warrant to acquire 123,829 additional shares of our common stock at an exercise price of $2.43 per share.

On March 22, 2013 and March 25, 2013, we issued a third and fourth Note to ICG in the principal amount of $500,000 (“Note No. 3”) and $250,000 (“Note No. 4”), respectively. On March 27, 2013, ICG elected to convert the Note Nos. 3 and 4 with a conversion price of $1.38 per share, resulting in the issuance of 543,962 shares of our common stock and a warrant to acquire 543,962 additional shares of our common stock at an exercise price of $1.66 per share.

We issued a fifth Note in the principal amount of $250,000 to ICG (“Note No. 5”) on March 28, 2013. On March 28, 2013, ICG elected to convert Note No. 5 with a conversion price of $1.40 per share, resulting in the issuance of 178,572 shares of our common stock and a warrant to acquire 178,572 additional shares of our common stock at an exercise price of $1.68 per share.

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

ITEM 6. EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description
10.1	Employment Agreement, dated as of April 30, 2013, by and between the Registrant and Jon Isaac
31	Certification of Jon Isaac pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 1350 Certification of Jon Isaac

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: May 14, 2013	/s/ Jon Isaac
Jon Isaac
Chief Executive Officer and President (Principal Executive Officer and Principal Financial Officer)

