Form 10-Q
period 2013-06-30
LIVEDEAL INC
filed 2013-08-13
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 7, 2013 was 3,515,679.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,
	2013	2012

Assets
Cash and cash equivalents	$1,033,657	$1,305,785
Accounts receivable, net	277,590	439,848
Prepaid expenses and other current assets	119,890	52,614
Total current assets	1,431,137	1,798,247
Accounts receivable, long term portion, net	329,336	374,570
Property and equipment, net	69,794	50,526
Deposits and other assets	22,465	35,707
Intangible assets, net	1,904,408	1,997,671
Total assets	$3,757,140	$4,256,721

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$614,798	$1,017,363
Accrued liabilities	282,595	410,104
Total liabilities	897,393	1,427,467

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,515,679 and 2,620,486 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	3,516	2,620
Paid in capital	29,218,213	24,400,483
Accumulated deficit	(26,372,848)	(21,584,715)
Total stockholders' equity	2,859,747	2,829,254

Total liabilities and stockholders' equity	$3,757,140	$4,256,721

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net revenues	$606,867	$777,857	$1,734,486	$2,450,971
Cost of services	178,921	108,661	398,470	571,088
Gross profit	427,946	669,196	1,336,016	1,879,883

Operating expenses:
General and administrative expenses	925,658	742,353	2,919,565	2,330,595
Sales and marketing expenses	14,159	1,712	40,766	2,291
Total operating expenses	939,817	744,065	2,960,331	2,332,886
Operating loss	(511,871)	(74,869)	(1,624,315)	(453,003)
Other expense:
Interest expense, net	407	(64,845)	(3,291,288)	(149,401)
Other income	–	(150,000)	126,200	(141,750)
Total other expense, net	407	(214,845)	(3,165,088)	(291,151)

Loss from continuing operations	(511,464)	(289,714)	(4,789,403)	(744,154)

Discontinued operations
Income from discontinued component, including disposal costs	295	7,944	2,708	11,753
Income from discontinued operations	295	7,944	2,708	11,753

Net loss	$(511,169)	$(281,770)	$(4,786,695)	$(732,401)

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.15)	$(0.12)	$(1.64)	$(0.39)
Discontinued operations	0.00	0.00	0.00	0.01
Net loss	$(0.15)	$(0.12)	$(1.64)	$(0.38)
Weighted average common shares outstanding:
Basic and diluted	3,437,736	2,402,168	2,914,898	1,928,589

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of potential dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,786,695)	$(732,401)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	193,822	192,340
Non-cash interest expense associated with convertible debt and warrants	3,291,466	–
Stock based compensation expense	107,198	123,797
Non-cash issuance of common stock for services	168,962	–
Provision for uncollectible accounts	(1,995)	43,911
Amortization of debt discount	–	41,667
Loss on disposal of property and equipment	1,407	(8,169)
Changes in assets and liabilities:
Accounts receivable	209,487	104,744
Prepaid expenses and other current assets	(67,276)	26,147
Deposits and other assets	13,242	(2,200)
Accounts payable	(402,561)	231,368
Accrued liabilities	(127,951)	108,956

Net cash provided by (used in) operating activities	(1,400,894)	130,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for intangible assets	(79,401)	(201,627)
Purchases of property and equipment	(41,833)	(676)

Net cash used in investing activities	(121,234)	(202,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	–	(1,000,000)
Principal repayments on capital lease obligations	–	(36,992)
Issuance of common stock for cash	–	2,350,000
Proceeds from issuance of convertible debt and warrants	1,250,000	250,000

Net cash provided by financing activities	1,250,000	1,563,008

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(272,128)	1,490,865

CASH AND CASH EQUIVALENTS, beginning of period	1,305,785	244,470

CASH AND CASH EQUIVALENTS, end of period	$1,033,657	$1,735,335

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Conversion of notes payable of $1,250,000 and cash accrued interest of $1,000 into 722,534 shares of common stock.	$1,251,000	$–
Accrued and unpaid dividends	$(1,438)	$1,438

Interest paid	$–	$104,132

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

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

The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2012, which has been derived from our audited Consolidated Financial Statements, and the accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2013. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2012 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on January 15, 2013.

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

Note 2: Balance Sheet Information

Balance sheet information is as follows:

	June 30,	September 30,
	2013	2012

Receivables, current, net:
Accounts receivable, current	$908,954	$1,863,067
Less: Allowance for doubtful accounts	(631,364)	(1,423,219)
	$277,590	$439,848
Receivables, long term, net:
Accounts receivable, long term	$390,779	$510,587
Less: Allowance for doubtful accounts	(61,443)	(136,017)
	$329,336	$374,570
Total receivables, net:
Gross receivables	$1,299,733	$2,373,654
Less: Allowance for doubtful accounts	(692,807)	(1,559,236)
	$606,926	$814,418

Components of allowance for doubtful accounts are as follows:

	June 30,	September 30,
	2013	2012

Allowance for dilution and fees on amounts due from billing aggregators	$675,204	$1,525,126
Allowance for customer refunds	17,603	34,111
	$692,807	$1,559,237

	June 30,	September 30,
	2013	2012

Property and equipment, net:
Furnishings and fixtures	$99,215	$94,511
Office, computer equipment and other	397,407	361,685
	496,622	456,196
Less: Accumulated depreciation	(426,828)	(405,670)
	$69,794	$50,526

	June 30,	September 30,
	2013	2012

Intangible assets, net:
Domain name and marketing related intangibles	$1,513,708	$1,511,650
Website and technology related intangibles	1,329,648	1,252,304
	2,843,356	2,763,954
Less: Accumulated amortization	(938,948)	(766,283)
	$1,904,408	$1,997,671

	June 30,	September 30,
	2013	2012

Accrued liabilities:
Deferred revenue	$–	$2,310
Accrued payroll and bonuses	26,205	28,968
Accruals under revenue sharing agreements	56,162	67,601
Accrued expenses - other	200,228	311,225
	$282,595	$410,104

Note 3: Restructuring Activities

In May 2011, the Company ceased its Direct Sales business due to operating losses, declining revenues, and a change in strategic direction and migrated the remaining customers to Reach Local in exchange for receiving as payment for services, 10% and 5% percent of the gross revenues derived from such customers during the first and second year, respectively. The Company recorded $213 and $766 in revenues for this agreement during the three and nine months ended June 30, 2013, respectively and $1,232 and $5,687 for the three and nine months ended June 30, 2012, respectively.

Note 4: Stock-based Compensation

From time to time, the Company grants stock options and restricted stock awards to officers, directors, employees and consultants. These awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The following table summarizes stock option activity for the nine months ended June 30, 2013:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2012	–
Granted	225,000	$8.47
Exercised	–
Forfeited	–
Outstanding at June 30, 2013	225,000	$8.47	6.1	–
Exercisable at June 30, 2013	25,000	$10.00	0.9	–
Exercisable at June 30, 2013 and expected to vest thereafter	202,500	$8.47	6.1	–

The following assumptions were used to calculate weighted average fair values of the options granted in the nine months ended June 30, 2013:

Volatility	124%-127%
Risk-free interest rate	.08%-.66%
Expected term	1-3.77 years
Forfeiture rate	10%
Dividend yield rate	0%

The risk free interest rate was determined based on treasury securities with maturities that approximate the expected term of the underlying award.

The Company recognized compensation expense of $75,190 and $107,198 during the three and nine months ended June 30, 2013, respectively and $13,154 and $16,942 during the three and nine months ended June 30, 2012, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures. The Company used the estimated forfeiture rate of awards of 10% based on actual forfeiture experience and other factors.

At June 30, 2013, the Company had $333,944 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized over a weighted-average period of 1.9 years.

The following table summarizes information about the Company’s s non-vested shares as of June 30, 2013:

		Weighted-Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Nonvested at September 30, 2012	–
Granted	200,000	$2.18
Nonvested at June 30, 2013	200,000	$2.18

Restricted Stock Awards

The Company has previously granted shares of restricted stock to certain individuals. The following table sets forth changes in compensation-related restricted stock awards during the nine months ended June 30, 2013:

Outstanding (unvested) at September 30, 2012	263
Granted	–
Forfeited	–
Vested	–
Outstanding (unvested) at June 30, 2013	263

Stock Awards Granted to Directors

In September 2011, in an effort to preserve cash, our Board, after consultation with the Compensation Committee, determined to compensate members of the Board for their monthly retainer and other services as directors and/or members of the Board’s various standing committees through the award of shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Plan (the “2003 Stock Plan”) in lieu of cash payments to directors. Under the terms of this arrangement, each non-employee director receives a monthly award of a number of fully vested shares of the Company’s common stock equal to their monthly board of director cash fees divided by the closing market price of the Company’s common stock on the grant date. An aggregate of 83,495 shares have been issued to members of the Board of Directors pursuant to such arrangement. Other than as described immediately above, no shares of the Company’s common stock were issued to members of the Board during the three and nine months ended June 30, 2013.

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

On March 28, 2013, the Company issued a fifth Note to ICG in the principal amount of $250,000 (“Note No. 5”), pursuant to the Purchase Agreement. Because the conversion price of $1.40 was less than the stock price, this gave rise to a beneficial conversion feature valued at $250,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on March 28, 2013. On March 28, 2013, ICG elected to convert Note No. 5, resulting in the issuance of 178,572 additional shares of the Company’s common stock and a warrant to acquire 178,572 shares at an exercise price of $1.68 per share. Upon conversion of Note No. 5, the debt discount of 250,000 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the conversion of Note No. 5 was $589,442 and was immediately recognized as interest expense.

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

On March 20, 2013, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”). On May 6, 2013, the Company filed an amendment to such Registration Statement on Form S-3 (as amended, the “Shelf Registration Statement”). Pursuant to the Shelf Registration Statement, which became effective May 16, 2013, the Company may offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, or units having a maximum aggregate offering price of $10,000,000. The Company intends to use the net proceeds from any sale of securities covered by the Shelf Registration Statement and the prospectus contained therein for general corporate purposes.

Note 7: Warrants

As discussed in Note 6, the Company issued several Notes and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at June 30, 2013:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2012	109,139	$2.85	4.95	253,202
Granted	846,363	1.78
Exercised	–	–
Outstanding at June 30, 2013	955,502	$1.90	4.64	784,037
Exerciseable at June 30, 2013	955,502	$1.90	4.64	784,037

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

Volatility	121%-127%
Risk-free interest rate	.74% -.89%
Expected term	5 years
Forfeiture rate	0%
Dividend yield rate	0%

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

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Loss from continuing operations	$(511,464)	$(289,714)	$(4,789,403)	$(744,154)
Less: preferred stock dividends	(479)	(479)	(1,438)	(1,438)
Loss from continuing operations applicable to common stock	(511,943)	(290,193)	(4,790,841)	(745,592)
Income (loss) from discontinued operations	295	7,944	2,708	11,753
Net loss applicable to common stock	$(511,648)	$(282,249)	$(4,788,133)	$(733,839)

Weighted average common shares outstanding - basic and diluted	3,437,736	2,402,168	2,914,898	1,928,589

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.15)	$(0.12)	$(1.64)	$(0.39)
Discontinued operations	0.00	–	0.00	0.01
Net loss	$(0.15)	$(0.12)	$(1.64)	$(0.38)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Options to purchase shares of common stock	225,000	10,526	225,000	10,526
Warrants to purchase shares of common stock	955,502	98,971	955,502	98,971
Series E convertible preferred stock	127,840	127,840	127,840	127,840
Shares of non-vested restricted stock	263	1,342	263	1,342
Total potentially dilutive shares	1,308,605	238,679	1,308,605	238,679

Note 9: Income Taxes

At June 30, 2013, the Company maintained a valuation allowance against its deferred tax assets. The Company determined this valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the three and nine months ended June 30, 2013, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

Note 10: Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of June 30, 2013, our annual results of operations, cash flows or liquidity of the Company.

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

Early in 2010, the Court denied both parties’ dispositive motions, at which time they commenced settlement discussions. The parties reached a settlement and entered into a settlement agreement on or about November 5, 2012. The settlement agreement provides for $150,000 to be paid to plaintiff’s counsel, $10,000 to be paid to GES as the “representative plaintiff” and $70 to be paid to each eligible putative class member who properly submits a claims form and does not opt out of the settlement. The Court granted final approval of the settlement on April 26, 2013. The Court’s order will become final when the time to appeal expires on May 27, 2013. Notice to class members has been sent and the time for the submission of claims has expired. We anticipate that the required payments will be made during the third quarter of the Company’s fiscal year. The Company paid $60,000 in the third quarter. As of June,30, 2013, the Company maintains an accrual of $100,000 related to this matter.

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

Employment Agreements

On February 14, 2013, the Company entered into an employment agreement with Jon Isaac, pursuant to which he will continue serving as its President and Chief Executive Officer for the period from January 1, 2013 to January 1, 2016. The material terms of the employment agreement are as follows:

•	200,000 annual base salary throughout the term of the agreement
•	Eligibility to receive performance-based bonuses in the sole discretion of the Company’s Compensation Committee.
•	A one-time discretionary bonus of $150,000 for services performed as President and Chief Executive Officer for the previous 12 months, to be paid in cash on or before March 31, 2013. This bonus was approved by the Company’s Compensation Committee.
•	Reimbursement for reasonable housing expenses.
•	Grant of options to purchase 150,000 shares of the Company’s common stock, subject to continued employment on the applicable vesting dates and the other terms and conditions summarized below:

o	50,000 shares will vest on the first anniversary of the date of grant and be exercisable for five years after vesting at an exercise price of $5.00 per share.
o	50,000 shares will vest in 12 equal monthly installments, beginning on the date that is 13 months after the date of grant and ending on the second anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $7.50 per share.
o	50,000 shares will vest in 12 equal monthly installments, beginning on the date that is 25 months after the date of grant and ending on the third anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $10.00 per share.

See Note 4 for stock option details.

Operating Leases and Service Contracts

As of June 30, 2013, future minimum annual payments under operating lease agreements for fiscal years ending September 30 are as follows:

2013	43,768
2014	180,065
2015	140,616
2016	51,833
2017	–
Thereafter	–
$416,282

Note 11: Concentration of Credit Risk

The Company maintains cash balances at banks in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of June 30, 2013. At times, balances may exceed federally insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC (defined below) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. The billing companies and LEC’s charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at June 30, 2013 and September 30, 2012 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with Local Exchange Carrier (“LEC”) service providers. Three such entities accounted for 45%, 24% and 18% of gross receivables at June 30, 2013 and 35%, 27%, and 15% of gross receivables at September 30, 2012, respectively.

Note 12: Segment Reporting

After discontinuing the Company’s Direct Sales business as described in Note 3, as of June 30, 2013, the Company only operated one business segment. All of the Company’s revenues are with external customers, are derived from operations in the United States, and no single customer accounts for more than 10% of the Company’s revenues.

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 has not had a material impact on our financial position or results of operations.

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

Note 14: Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three and nine months ended June 30, 2013, the Company had a net loss of $511,169 and $4,786,695 as compared to a net loss of $281,770 and $732,401 for the three and nine months ended June 30, 2012. These circumstances result in substantial doubt as to the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock. The failure to achieve the necessary levels of profitability and obtain the additional funding would be detrimental to the Company. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2013, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

As these business lines were launched in August 2012 and November 2012, respectively, the results have at this juncture not had a material impact on our revenues for our fiscal year 2012 or the three and nine months ended June 30, 2013. We continue to generate most of our revenue from servicing our existing customers under our legacy product offerings, primarily our InstantProfile® line of products and services. Because of the change in our business strategy and product lines, we no longer accept new customers under our legacy product offerings.

Changes in Business Strategies

We have been engaged in a significant re-evaluation of and adjustment to our business strategy over the last several years. The focus of these efforts has been twofold: (i) to make our product offerings more appealing in the evolving market for assisting SMBs with their online marketing challenges; and (ii) to move ahead of our competitors in this market segment. In connection with this re-evaluation, we terminated all new sales under our direct sales business line on December 1, 2010, and on July 15, 2011, we discontinued all new sales of our InstantProfile® product. As a result of the cessation of our marketing efforts to acquire new customers under our direct sales business, and the attrition of existing customers, our net revenues have continued to decline, from $777,857 and $2,450,971 for the three and nine months ended June 30, 2012, respectively, to $606,867 and $1,734,486 for the three and nine months ended June 30, 2013, respectively.

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

Changes in Principal Officers and Directors

On December 12, 2011, we entered into a Securities Purchase Agreement with each of Isaac Capital Group LLC, or ICG, John Kocmur, Kingston Diversified Holdings LLC, or Kingston, and two other investors, pursuant to the Securities Purchase Agreement, on December 12, 2011, our Board increased the number of authorized directors of the Company to eight directors and appointed Jon Isaac, the owner of ICG, Tony Isaac, the father of Jon Isaac, and John Kocmur to fill the vacancies created by the increase in the size of the full Board. These directors were designated for appointment to our Board by the Lead Purchasers in accordance with their rights under the Securities Purchase Agreement described above.

On January 13, 2012, our Board terminated the employment of Kevin Hall, our Chief Executive Officer, effective as of January 20, 2012.

On or about January 20, 2012, Mr. Hall and Sheryle Bolton resigned as members of our Board, and on January 25, 2012, our Board appointed Dennis Gao as a director to fill the vacancy created by Ms. Bolton’s resignation. We are not planning to replace Mr. Hall’s position.

On May 20, 2012, the employment of Larry M. Tomsic, the Company’s Chief Financial Officer, was terminated. We currently utilize outside consultants to help perform the duties of the Chief Financial Officer and Controller. Currently, Jon Isaac is functioning as our Principal Financial Officer.

Effective as of January 20, 2012, the Company appointed Jon Isaac to serve as its Chief Executive Officer and the President. Although the Company did not enter into a written employment agreement with Mr. Isaac, he was paid an annual salary of $1 for his services as the Company’s Chief Executive Officer and President and was eligible to receive bonuses in such forms and amounts as determined by the Company’s Compensation Committee.

On February 14, 2013, the Company entered into a written Employment Agreement with Mr. Isaac (the “Agreement”), pursuant to which he will continue serving as its Chief Executive Officer and President for the period from January 1, 2013 to January 1, 2016.  The material terms of the Agreement are as follows:

•	$200,000 annual base salary throughout the term of the Agreement;

•	Eligibility to receive performance-based bonuses in the sole discretion of the Company’s Compensation Committee;

•	A one-time discretionary bonus of $150,000 for services performed as President and Chief Executive Officer for the previous 12 months, to be paid in cash on or before March 31, 2013. This bonus was approved by the Company’s Compensation Committee;

•	Reimbursement for reasonable housing expenses; and

•	Grant of options to purchase 150,000 shares of the Company’s common stock, subject to continued employment on the applicable vesting dates and the other terms and conditions summarized below:

o	50,000 shares will vest on the first anniversary of the date of grant and be exercisable for five years after vesting at an exercise price of $5.00 per share;

o	50,000 shares will vest in 12 equal monthly installments, beginning on the date that is 13 months after the date of grant and ending on the second anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $7.50 per share; and

o	50,000 shares will vest in 12 equal monthly installments, beginning on the date that is 25 months after the date of grant and ending on the third anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $10.00 per share

On May 2, 2013, Tom Clarke resigned as a member of our board of directors. We are not planning to replace him.

Current Business Strategy

We have continued the process of evaluating our business strategy and cutting costs. In August 2012, we commenced sourcing local deals and activities to strategic publishing partners under our LiveDeal® brand, which we refer to as promotional marketing. In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand, which we refer to as “online presence marketing.” We continue to actively develop, revise and evaluate these products and services and our marketing strategies and procedures.

In connection with our new promotional marketing business line, on August 16, 2012, we completed our acquisition of substantially all of the assets of LiveOpenly, Inc., a California corporation, which we refer to as “LiveOpenly.” We acquired assets utilized in connection with the business of LiveOpenly, which sourced, published and sold discounted offers for goods and services through local retail merchants. Under the terms of the asset acquisition, we acquired LiveOpenly’s sourcing contracts, software, customer lists, trademarks, domain names and related assets in exchange for the issuance of 75,000 shares of our common stock. In connection with this acquisition, the Company recorded $420,000 of net assets, consisting entirely of intangible assets. No goodwill was recognized as the purchase price equaled the net assets received. In connection with this acquisition, we engaged Ejimofor Umenyiora, the former Director of Sales of LiveOpenly, as an independent contractor.

Because of the infancy of our new lines of business, we have yet to generate significant revenue from our online presence marketing or our promotional marketing lines of business. Given that we have not been accepting new customers for our legacy product offerings since July 2011 and that we did not launch our new product offerings until August 2012, our revenues have declined in the three and nine months ending June 30, 2013 as compared to three and nine months ending June 30, 2012.

Results of Operations

The following sets forth a discussion of our financial results for the three and nine months ended June 30, 2013 as compared to the three and nine months ended June 30, 2012. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below.

Net Revenues

	Net Revenues
	2013	2012	Change	Percent

Three Months Ended June 30,	$606,867	$777,857	$(170,990)	(22)%
Nine Months Ended June 30,	$1,734,486	$2,450,971	$(716,485)	(29)%

Net revenues decreased in the third quarter and the first nine months of fiscal 2013 as compared to the third quarter and the first nine months of fiscal 2012 primarily due to the decrease in legacy revenues, which was slightly offset by increases in revenues for the online presence marketing product.

Cost of Services

	Cost of Services
	2013	2012	Change	Percent

Three Months Ended June 30,	$178,921	$108,661	$70,260	65%
Nine Months Ended June 30,	$398,470	$571,088	$(172,618)	(30)%

Cost of services increased in the third quarter of 2013 compared to the third quarter of 2012 primarily due to fulfillment costs on new products. Cost of services decreased in the first nine months of fiscal 2013 as compared to the first nine months of 2012 primarily due to decreased costs associated with the decline in the number of our customers and the provisioning of fulfillment services, which are now done by us rather than outside vendors.

Gross Profit

	Gross Profit
	2013	2012	Change	Percent

Three Months Ended June 30,	$427,946	$669,196	$(241,250)	(36)%
Nine Months Ended June 30,	$1,336,016	$1,879,883	$(543,867)	(29)%

Gross profit decreased in the third quarter and first nine months of fiscal 2013 as compared to the third quarter and first nine months of fiscal 2012 primarily due to the decreased cost of fulfillment services and decrease in revenues as described above.

General and Administrative Expenses

	General and Administrative Expenses
	2013	2012	Change	Percent

Three Months Ended June 30,	$925,658	$742,353	$183,305	25%
Nine Months Ended June 30,	$2,919,565	$2,330,595	$588,970	25%

General and administrative expenses increased in three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to the following:

•	Increased compensation costs of $150,067 due to the opening of the call center in October of 2012.

•	Increased depreciation and amortization expense of $9,514 related to purchase of assets relating to staffing growth.

•	Increased professional fees of $36,912 related to:

•	Decrease in legal fees of $549, due to litigation settlement,

•	Increase in marketing consultant fees of $443 due to corporate marketing,

•	Increase in IT consultant fees of $12,909, due to costs for developers and programmers,

•	Increase in accounting fees of $3,600 due to increased audit fees,

•	Increase in other miscellaneous consultant costs of $20,509, due to use of accounting, sales and marketing consultants.

•	Other expense decreases of $13,188, including rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives.

General and administrative expenses increased in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 primarily due to the following:

•	Increased compensation costs of approximately $675,608 due to the opening of the call center in October of 2012.

•	Increased depreciation and amortization expense of $1,481 related to assets being fully depreciated.

•	Increased professional fees of $160,166 related to:

•	Increase in legal fees of $28,928 due to litigation settlement,

•	Increase in marketing consultant fees of $2,538, due to corporate marketing,

•	Increase in accounting fees of $61,892 primarily due to increased audit fees,

•	Increase in other miscellaneous consultant costs of $67,564, due to use of accounting and sales and marketing consultants,

•	Decrease in IT consultant fees of $756, due to change in developers and programmers.

•	Other expense decreases of $248,285, including rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q3 2013	Q2 2013	Q1 2013	Q4 2012	Q3 2012
Compensation for employees, leased employees, officers and directors	528,767	726,137	436,062	242,490	378,700
Professional fees	147,618	248,663	234,799	254,549	110,706
Depreciation and amortization	65,183	65,073	63,566	67,635	55,669
Other general and administrative costs	184,090	191,658	27,947	244,740	347,278

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2013	2012	Change	Percent

Three Months Ended June 30,	$14,159	$1,712	$12,447	727%
Nine Months Ended June 30,	$40,766	$2,291	$38,475	1679%

Sales and marketing expensed increased in the third quarter of 2013 compared to the third quarter of 2012 primarily due to corporate marketing. Sales and marketing increased in the first nine months of fiscal 2013 as compared to the first nine months of 2012 primarily due to costs of approximately $17,000 related to the production of a promotional video.

Operating Loss

	Operating Loss
	2013	2012	Change	Percent

Three Months Ended June 30,	$(511,871)	$(74,869)	$(437,002)	(584)%
Nine Months Ended June 30,	$(1,624,315)	$(453,003)	$(1,171,312)	(259)%

The increase in operating loss for the third quarter and first nine months of fiscal 2013 as compared to the third quarter and first nine months of fiscal 2012 reflect a variety of changes in net revenues, cost of services, general and administrative expenses and sales and marketing expenses, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2013	2012	Change	Percent
Three Months Ended June 30,	$407	$(214,845)	$215,252	(100)%
Nine Months Ended June 30,	$(3,165,088)	$(291,151)	$(2,873,937)	987%

The large increase in other income (expense) is primarily due to interest expense relating to the issuance of debt and the conversion of the Notes to warrants in December 2012 and March 2013.  See Note 5 for more discussion.

Net Loss

	Net Loss
	2013	2012	Change	Percent

Three Months Ended June 30,	$(511,169)	$(281,770)	$(229,399)	(81)%
Nine Months Ended June 30,	$(4,786,695)	$(732,401)	$(4,054,294)	(554)%

The increase in net loss for the third quarter and the first nine months of fiscal 2013, as compared to the third quarter and the first nine months of 2012, is primarily attributable to changes in operating income, other income (expense) and discontinued operations, each of which is described above.

Liquidity and Capital Resources

Net cash used in operating activities was $1,400,894 for the first nine months of fiscal 2013 as compared to cash provided by operating activities of $130,160 for the first nine months of fiscal 2012. This change was due to an increase of $4,054,294 in our net loss partially offset by an increase of non-cash expenses of $3,399,405 which included $3,291,466 of interest expense associated with convertible debt and warrants, depreciation expense, stock compensation and bad debt expense. Changes in working capital and other current assets caused a decrease in operating cash flows of $844,074 during the first nine months of fiscal 2013 as compared to an increase in operating cash flows of $469,000 for the first nine months of fiscal 2012. This working capital variance resulted primarily from the changes in accounts receivable, accounts payable and accrued liabilities. Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings.

Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Our cash flows used in investing activities during the first nine months of fiscal 2013 consisted of $79,401 of expenditures for intangible assets and $41,833 of purchases of equipment. Our cash flows used in investing activities during the first nine months of fiscal 2012 consisted of $201,627 of expenditures for intangible assets and $676 of purchases of equipment.

During the first nine months of fiscal 2013, our cash flows from financing activities consisted of $1,250,000 received from the issuance of convertible debt and warrants. During the first nine months of fiscal 2012, our cash flows from financing activities consisted of $2,350,000 received from the issuance of stock to investors and $250,000 received from the issuance of convertible debt, partially offset by $36,992 of payments on capital lease obligations and $1,000,000 of repayments of notes payable.

We had working capital of $533,744 as of June 30, 2013 compared to $370,780 as of September 30, 2012 with current assets decreasing by $367,110 and current liabilities decreasing by $530,074 from September 30, 2012 to June 30, 2013. Such changes in working capital are primarily attributable to the increase in our operating net loss and the results of our financing activities.

On March 20, 2013, the Company filed a Registration Statement on Form S-3 (File No. 333-187397) with the Securities and Exchange Commission (the “SEC”).  On May 6, 2013, the Company filed an amendment to such Registration Statement on Form S-3 (as amended, the “Shelf Registration Statement”).  Pursuant to the Shelf Registration Statement, which became effective on May 16, 2013, the Company may offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, or units having a maximum aggregate offering price of $10,000,000.  Except as otherwise provided in the applicable prospectus supplement, the Company intends to use the net proceeds from any sale of securities covered by the Shelf Registration Statement and the prospectus contained therein for general corporate purposes, which may include (without limitation) working capital, capital expenditures, research and development expenditures, and acquisitions of new technologies or businesses.  The precise amount, use and timing of the application of such proceeds would depend upon the Company’s funding requirements and the availability and cost of other capital.  No securities of the Company will be offered or sold unless and until: (i) the SEC declares the Shelf Registration Statement to be effective; and (ii) the Company files with the SEC and makes available to investors a prospectus supplement containing the specific terms of the securities to be offered and sold.

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

Contractual Obligations

The following table summarizes our contractual obligations consisting of operating lease agreements at June 30, 2013 and the effect such obligations are expected to have on our future liquidity and cash flows:

2013	43,768
2014	180,065
2015	140,616
2016	51,833
2017	–
Thereafter	–
$416,282

Off-Balance Sheet Arrangements

At June 30, 2013, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of June 30, 2013, our annual results of operations or cash flows, or our liquidity.

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

Early in 2010, the Court denied both parties’ dispositive motions, at which time they commenced settlement discussions. The parties reached a settlement and entered into a settlement agreement on or about November 5, 2012. The settlement agreement provides for $150,000 to be paid to plaintiff’s counsel, $10,000 to be paid to GES as the “representative plaintiff” and $70 to be paid to each eligible putative class member who properly submits a claims form and does not opt out of the settlement. The Court granted final approval of the settlement on April 26, 2013. The Court’s order will become final when the time to appeal expires on May 27, 2013. Notice to class members has been sent and the time for the submission of claims has expired. We anticipate that the required payments will be made during the third quarter of the Company’s fiscal year. The Company paid $60,000 in the third quarter. As of June 30, 2013, the Company maintains an accrual of $100,000 related to this matter.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

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

LiveDeal, Inc.

Dated: August 13, 2013	/s/ Jon Isaac
Jon Isaac
Chief Executive Officer, President and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

