Form 10-K
period 2013-09-30
LIVEDEAL INC
filed 2014-01-10
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Registrant’s telephone number, including area code: (702) 939-0231

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 31, 2013 was $6,124,445.

The number of shares outstanding of the registrant’s common stock, as of January 6, 2014, was 3,787,269 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

LIVEDEAL, INC.

FORM 10-K

For the year ended September 30, 2013

Forward-Looking Statements

This Annual Report on Form 10-K may include certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission , (“the SEC”), in materials delivered to our stockholders, in press releases, or in oral or written statements made by our representatives. These forward-looking statements, which are often characterized by the terms “may,” “believes,” “projects,” “expects,” “plans”, or “anticipates,” do not reflect historical facts but instead are based on our current assumptions and predictions regarding future events, such as business and financial performance. Specific forward-looking statements contained in this Annual Report include, but are not limited to, our (i) belief in the continued growth of internet usage, particularly via mobile devices, and demand for web-based marketing; (ii) belief in the continued growth in the demand for local search and information, (iii) belief that small and medium businesses will continue to outsource their online marketing efforts to third parties; (iv) belief that we can cost-effectively expand into other cities due to the scalability of the LiveDeal.com platform; (v) belief that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the company with sufficient liquidity for the next 12 months; and (vi) belief that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Some factors and risks that could so affect our results and achievements include the risk factors set forth below under the heading Item 1A. “Risk Factors.” Readers should carefully review such risk factors as they identify certain important factors that could cause actual results to differ materially from those in the forward-looking statements and from historical trends. Those risk factors are not exclusive and are in addition to other factors and risks (i) that are discussed elsewhere in this Annual Report, in our filings with the SEC, and in materials incorporated therein by reference, (ii) that apply to companies generally, or (iii) that we are currently unable to identify or quantify or that we currently deem immaterial. In addition, the foregoing factors and risks may affect generally our business, results of operations and financial position.

Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Any information contained on our website (www.livedeal.com) or any other websites referenced in this Annual Report are not a part of this Annual Report.

PART I

ITEM 1. Business

Our Company

LiveDeal, Inc., which, together with its subsidiaries, we refer to as the “Company”, “LiveDeal”, “we”, “us” or “our”, provides specialized online marketing solutions to small-to-medium sized local businesses, or SMBs, that boost customer awareness and merchant visibility. We offer affordable tools for SMBs to extend their marketing reach to relevant prospective customers via the internet. We also provide SMBs promotional marketing with the ability to offer special deals and activities through LiveDeal.com and our online publishing partners.

Our principal offices are located at 6240 McLeod Drive, Suite 120, Las Vegas, Nevada 89120, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this report) is located at www.livedeal.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

Summary Business Description

We provide specialized online marketing solutions that boost customer awareness and merchant visibility on the internet. In September 2013, we launched LiveDeal.com, which redefined the Company’s strategy and direction, centering its focus on the new LiveDeal.com platform and growing the base of restaurants utilizing the LiveDeal platform to attract new customers. LiveDeal.com is a unique, real-time “deal engine” connecting merchants with consumers. The Company believes that it has developed the first-of-its-kind web/mobile platform providing restaurants with full control and flexibility to instantly publish customized offers whenever they wish to attract customers.

We also recently launched two new business lines under new management after a period of re-evaluating our sales program, products, distribution methods and vendor programs. In August 2012, we commenced sourcing local deal and activities to strategic publishing partners under our LiveDeal® brand, which we refer to as promotional marketing. In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand, which we refer to as online presence marketing.

We continue to actively develop, revise and evaluate these products and services and our marketing strategies and procedures. We continue to generate a significant portion of our revenue from servicing our existing customers under our legacy product offerings, primarily our InstantProfile® line of products and services. Because of the change in our business strategy and product lines, we no longer accept new customers under our legacy product offerings.

Products and Services

LiveDeal.com.

LiveDeal.com is a unique, real-time “deal engine” connecting merchants with consumers. We believe that the Company has developed the first-of-its-kind web/mobile platform providing restaurants with full control and flexibility to instantly publish customized offers whenever they wish to attract customers. Highlights of the new LiveDeal.com include:

—	a user-friendly interface enabling restaurants to create limited-time offers and publish them immediately, or on a preset schedule that is fully customizable;
—	state-of-the-art scheduling technology giving restaurants the freedom to choose the days, times and duration of the offers, enabling them to create offers that entice consumers to visit their establishment during their slower periods;
—	advanced publishing options allowing restaurants to manage traffic by limiting the number of available vouchers to consumers;
—	superior geo-location technology allowing multi-location restaurants to segment offers by location, attracting customers to slower locations while eliminating potential over-crowding at busier sites; and
—	a user-friendly mobile and desktop web interface allowing consumers to easily browse, download, and instantly redeem “live” offers found on LiveDeal.com based on their location.

Restaurants can sign up to use the LiveDeal platform at our website (www.livedeal.com).

We believe one of the primary challenges facing the dining industry is the inefficient and limited number of ways restaurants are able to market offers and promotions to their potential customers. Daily deal companies typically dictate offer terms, such as the discount amount and redemption details. This not only erodes potential profits for restaurant owners but could also drive traffic during already-busy periods for the restaurants. LiveDeal’s model benefits both the restaurant and the consumer because it provides the restaurant the opportunity to create any offer they choose, limit the number of potential claimants of their promotion, publish the offer on days and at times of their choosing, and provides customers with relevant offers they can easily and quickly redeem while creating a cost-effective model for LiveDeal to grow and easily scale its operations. We expect to initially derive revenues through premium placement on the site, and we are also exploring various options for monetizing the website.

The Company, best known for migrating print yellow pages to the Internet in 1994, began to develop the model for LiveDeal.com after having worked closely with well-known publishers in the daily deal market. In mid-2013, we tested the beta platform in a number of cities, and the model has been well received by restaurants, consumers, and various restaurant associations. We launched LiveDeal.com in the San Diego and Los Angeles, California markets in September 2013 and December 2013, respectively. The Company believes it can cost-effectively expand into other cities due to the scalability of the LiveDeal.com platform, as restaurants can curate deals through our account managers or create specials on their own. In addition, individual customers transact directly with the restaurant, eliminating the need for the Company to act as an intermediary in the sale.

Velocity Local™ Online Presence Marketing.

We are continually developing and marketing a suite of products and services designed to meet the online marketing needs of SMBs at affordable prices. Our target customers for our Velocity Local™ and our LiveDeal® brands are SMB owners who work long hours to deliver real value to their customers in their own communities that do not have the time or expertise to develop the powerful, multi-faceted, online marketing and advertising programs necessary for successful online marketing. Our offerings draw on a decade of experience servicing SMBs in the internet technology environment.

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

—	Mobile Web Apps. We believe that SMBs which take advantage of emerging mobile internet capabilities, will have greater success in acquiring customers, and that SMB owners are recognizing that mastering marketing to mobile internet users is essential for success in today’s technological environment. Accordingly we offer our customers websites targeted to work with the most popular mobile devices, such as iPhones and Android-powered smartphones, that take on the look and feel of a mobile app, without the inconvenience and delay associated with finding, downloading and installing a mobile app.

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

—	Traditional Website Design. We also offer custom website design services for websites targeted at traditional desktop and laptop internet users. Our website design team is composed of experienced web design and creation professionals and graphic designers who create customized websites tailored to the needs and goals of our customers. Our design team can assist with layout as well as content creation (text and images).

—	Content Marketing (CM). Simply having a website, even one optimized for viewing on mobile devices, does not mean potential customers will actually know about or visit the website. We provide content marketing services, including blog postings (relevant to our customer specifically or to its industry generally) and commenting, updating our client’s websites, blog commenting, social bookmarking, social media directory listing, and profile submission to the major search engines.

—	Social Media Marketing (SMM). We enable our customers to create an online presence which builds their customer base and enables them to keep in touch with their customers, supporters, and other businesses using popular social networks such as Facebook, Twitter, and Google+. We employ dedicated research groups to find relevant information about our clients and writes posts, tweets, and comments which can be posted on relevant social networks to increase visibility to and interaction with their followers and potential customers. These activities can also serve to improve our customer’s search engine rankings.

Promotional Marketing

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

Prior to our launch of LiveDeal.com, our business strategy includes partnering established strategic publishing partners to publish and sell our client’s deals in exchange for a share of the revenue. We have entered into sourcing agreements with several reputable publishers who have large user bases, including Travelzoo, Google Local, and Amazon, and act as an intermediary to connect SMBs to our publishing partners. Our business thus relies in part on the ability of our partners to display our clients’ deals to a large, relevant audience and to sell the offers. With the launch of LiveDeal.com, we intend to focus our promotional marketing efforts and offer a substantial portion of those products and services through our own proprietary platform.

InstantProfile® (Legacy)

In addition to our current product offerings, we continue to service customers acquired under our legacy product offerings, primarily our InstantProfile® line of products and services. These services primarily consist of directory listing services. Although we currently generate a significant amount of revenue from these legacy product offerings, we are no longer acquiring customers for them.

Marketing

General. We rely on telemarketing and online lead generation to drive customer acquisition. We have created our own telemarketing sales team which works with highly automated technology and specializes in creating, deploying and managing telemarketing campaigns quickly and efficiently. We believe that our telemarketing structure enables us to build and scale sales programs quickly.

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

Our Market

More than 27 million SMBs operate in the United States today. While a majority of SMBs have a website, most of them are not optimized for mobile devices and therefore do not effectively generate business for the SMB. SMB owners frequently lack the time, expertise or resources necessary to make their website a relevant, effective part of their marketing efforts, or to exploit the additional internet marketing channels needed for successful online marketing. Our target customers are SMBs which normally do not market their products and services nationally, but wish to utilize local marketing opportunities, including local search, to promote their products and services.

Effective online marketing requires the dedication of time, the marshaling of resources, and the development of technological, language, presentation and other skills and expertise that few SMB owners have, or have the intention or realistic ability to acquire. We recognize that, to succeed, many SMB owners must remain intensely focused on the fundamentals of their business.

At the same time, we believe that many SMB owners realize that an effective internet presence – including engaging with online and social tools – is essential to their marketing efforts, and SMBs are shifting their marketing budgets from traditional media to online channels. According to BIA/Kelsey forecasts, traditional media business segments such as print advertising, Yellow Pages and newspapers are experiencing large declines in advertising revenues, whereas social media advertising revenues will grow from $5.1 billion in 2010 to $8.2 billion in 2015, representing a compound annual growth rate of 10%. According to internet research firm ComScore, online ad spending increased to just over $30 billion in the U.S. in 2011, a 20.2% increase over 2010.

According to PricewaterhouseCoopers and the Interactive Advertising Bureau, or PWC and IAB, local online/digital advertising revenues in the United States rose 14% in the first half of 2012 and continued to rise steeply through the end of 2012. Searches for products, services or businesses constrained by geographical search parameters, such as municipality or zip code, which we refer to as local searches, are an increasingly significant segment of the online marketing industry. According to a May 2011 study, The Kelsey Group estimates that the local search market in the United States will grow from $5.7 billion in 2011 to $10.2 billion in 2016.PWC and IAB also report that revenue from search is 47% of the total internet advertising revenue.

Accordingly, many SMBs need a partner with the necessary expertise and understanding to manage evolving internet audience acquisition services. We believe that this creates a large market opportunity for nimble, reliable and reputable service providers that help companies leverage these new channels efficiently and at affordable prices.

The continued rise in smart phones, which now outsell traditional mobile phones, has changed the ground rules for online marketing, with the consumption of online advertising rapidly moving to mobile devices. As of mid-2012, eMarketer anticipated that overall spending on mobile advertising in the United States, including display, search and messaging-based ads served to mobile phones and tablets, would rise to $4 billion in 2012 (a 180% increase over 2011), $7.19 billion in 2013, and nearly $21 billion by 2016. Borrell Associates’ August 2011 Mobile Report projected that the amount spent on mobile advertising will double every year for the next five years. If borne out, in 2016, mobile advertising would exceed the amount spent on local search advertising in 2011.

We see SMBs quickly adapting to the local and mobile marketing opportunities because of the great potential to retain existing and draw in new customers at affordable prices. We anticipate that soon most online searches will be conducted using a mobile phone, which greatly increases the effectiveness of mobile marketing.

Competition

Promotional Marketing. Our promotional marketing business (including our new LiveDeal.com platform) competes for local deals with several large competitors, such as Groupon and LivingSocial, and many smaller competitors. This business is part of a new market which has operated at a substantial scale for only a limited period of time. We expect competition in this market to continue to increase because no significant barriers to entry exist. Contracts with deal publishers typically contain exclusivity provisions which restrict SMBs from offering deals through other outlets.

We seek desirable local products and services which we can provide to our publishing partners. We believe that we are in a position to compete in this market successfully due to the unique features of our LiveDeal.com platform (as described above), our experienced sales managers, our experience at sourcing, selling and servicing large numbers of small business accounts, the comprehensiveness of our database, the effectiveness of our marketing programs, and the diversity of our publisher distribution network. Our distribution partnerships allow our clients to reach large audiences and promote their products and services in innovative ways.

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

Employees

As of December 2, 2013, we had 21 full-time employees and one part-time employee in the United States, none of whom is covered by a collective bargaining agreement.

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

In addition to our renewed marketing efforts for LiveDeal.com and our other online presence and promotional marketing product lines described above, in the past fiscal year we have continued our efforts to reduce our and streamline our operations. We also intend to seek additional investment and working capital that will enable us to continue to expand and improve our product offerings and grow our revenues.

Available Information

We regularly file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make these reports available free of charge in the investor relations section of our corporate website (http://ir.livedeal.com/) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. References to our corporate website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

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

Recent Developments

Engagement Agreement with Chardan Capital Markets LLC (At-The-Market Offering)

On January 7, 2014, we entered into an Engagement Agreement (the “Engagement Agreement”) with Chardan Capital Markets LLC (“Chardan”) pursuant to which we may issue and sell up to a maximum aggregate amount of 660,000 shares of our common stock from time to time through Chardan as our sales agent, under our shelf registration statement on Form S-3 (File No. 333-187397) previously filed with the SEC, pursuant to which any shares that are issued under the Engagement Agreement will be sold.

Upon delivery of a placement notice by the Company, and subject to the terms and conditions of the Engagement Agreement, Chardan may sell the common stock by any method that is deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including by means of ordinary brokers’ transactions at market prices on the NASDAQ Capital Market, in block transactions, through privately negotiated transactions, or as otherwise agreed by Chardan and us. Chardan will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NASDAQ.

The offering pursuant to the Engagement Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the Engagement Agreement, or (ii) termination of the Engagement Agreement as permitted therein. The Engagement Agreement may be terminated by Chardan or us at any time upon 15 days’ notice to the other party.

We will pay Chardan a commission equal to up to 3% of the gross proceeds from the sale of the common stock sold through Chardan pursuant to the Engagement Agreement and reimburse Chardan up to $15,000 in expenses. We have also provided Chardan with customary indemnification rights. No assurance can be given that we will sell any shares under the Engagement Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place.

The foregoing description of the Engagement Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Engagement Agreement, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 1.1 and incorporated herein by reference. This Annual Report on Form 10-K also incorporates by reference the Engagement Agreement into our shelf registration statement on Form S-3 (File No. 333-187397) previously filed with the SEC, pursuant to which any shares that are issued under the Engagement Agreement will be sold.

On January 9, 2014, we delivered a placement notice to Chardan to sell 12,200 shares of our common stock as part of the at-the-market offering. The shares were sold for approximately $8.93 per share, resulting in gross proceeds of approximately $109,000. Net proceeds to us, after payment of Chardan’s 3% commission was approximately $106,000.

Convertible Note Transaction ($5 Million Line of Credit)

On January 7, 2014, the Company entered into a Note Purchase Agreement (“Purchase Agreement”) with Kingston Diversified Holdings LLC (the “Investor”), pursuant to which the Investor agreed to purchase for cash up to $5,000,000 in aggregate principal amount of the Company’s Convertible Notes (“Notes”). The Purchase Agreement and the Notes, which are unsecured, provide that all amounts payable by the Company to the Investor under the Notes will be due and payable on the second (2nd) anniversary of the date of the Purchase Agreement (the “Maturity Date”).

The Purchase Agreement and the Notes provide that:

—	Either the Company or the Investor will have the right to cause the sale and issuance of Notes pursuant to the Purchase Agreement, provided that NASDAQ’s approval of the Purchase Agreement and transactions contemplated thereby is a condition precedent to each party’s right to cause any borrowings to occur under the Purchase Agreement.

—	Each Note must be in a principal amount of at least $100,000.

—	The Notes are issuable at a 5% discount and will accrue interest at an annual interest rate equal to 8%. All interest will be payable on the Maturity Date or upon the conversion of the applicable Note.

—	The Company has the option to prepay each Note, in whole or in part, at any time without premium or penalty.

—	Either the Company or the Investor may elect at any time on or before the Maturity Date to convert the principal and accrued but unpaid interest due under any Note into shares of the Company’s common stock. The conversion price applicable to any such conversion will be an amount equal to 70% of the lesser of: (i) the closing bid price of the common stock on the date of the Purchase Agreement (i.e., $9.35 per share); or (ii) the 10-day volume weighted average closing bid price for the common stock, as listed on NASDAQ for the 10 business days immediately preceding the date of conversion (the “Average Price”); provided, however, that in no event will the Average Price per share be less than $1.00. For example, if the Average Price is $0.50 per share, then for purposes of calculating the conversion price, the Average Price per share would be $1.00 per share instead of $0.50 per share.

—	If either party elects to convert all or any portion of any Note, the Company must issue to the Investor on the date of the conversion a warrant (“Contingent Warrant”) to purchase a number of shares of the Company’s common stock equal to the number of shares issuable upon conversion. This number of shares is subject to adjustment in the event of stock splits or combinations, stock dividends, certain pro rata distributions, and certain fundamental transactions. Each Contingent Warrant will be exercisable for a period of five (5) years following the date of its issuance at an exercise price equal to 110% of the conversion price of the applicable Note (with the exercise price being subject to adjustment under the same conditions as the number of shares for which the warrant is exercisable.) The Contingent Warrants provide that they may be exercised in whole or in part and include a cashless exercise feature.

—	The Notes provide that, upon the occurrence of any Event of Default, all amounts payable to the Investor will become immediately due and payable without any demand or notice. The events of default (“Events of Default”) which trigger the acceleration of the Notes include (among other things): (i) the Company’s failure to make any payment required under the Notes when due (subject to a three-day cure period), (ii) the Company’s failure to comply with its covenants and agreements under the Purchase Agreement, the Notes and any other transaction documents, and (iii) the occurrence of a change of control with respect to the Company.

—	The Company (i) is required to provide certain financial and other information to the Investor from time to time, (ii) must maintain its corporate existence, business, assets, properties, insurance and records in accordance with the requirements set forth in the Purchase Agreement, (iii) with certain exceptions, must not incur or suffer to exist any liens or other encumbrances with respect to the Company’s property or assets, (iv) must not make certain loans or investments except in compliance with the terms of the Purchase Agreement, and (v) must not enter into certain types of transactions, including dispositions of its assets or business.

—	The Company agreed to use commercially reasonable efforts to obtain, as promptly as practicable, any approvals of the Company’s stockholders required under applicable law or NASDAQ Listing Rules in connection with the transactions contemplated by the Purchase Agreement. Unless and until any such stockholder approvals are obtained, in no event will the Investor be entitled to convert any Notes and/or exercise any Contingent Warrants to the extent that any such conversion or exercise would result in the Investor acquiring in such transactions a number of shares of the Company’s common stock exceeding 19.99% of the number of shares of common stock issued and outstanding immediately prior to the Company’s entry into the Purchase Agreement.

—	The Investor will be entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price for any Note(s) issued pursuant to the Purchase Agreement. If any such dilutive issuance occurs prior to the conversion of one or more Notes, the conversion price for such Note(s) will be adjusted downward pursuant to its terms (subject to a floor of $0.70 per share). If any such dilutive issuance occurs after the conversion of one or more Notes, the Investor will be entitled to be issued additional shares of common stock for no consideration, and to an adjustment of the exercise price payable under the applicable Contingent Warrant(s). With respect to each Note actually issued pursuant to the Purchase Agreement, the Investor’s anti-dilution rights will expire two (2) years following the date of issuance.

The foregoing description of the Purchase Agreement, the Notes and the Contingent Warrants contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of such documents, copies of which are attached to this Annual Report on Form 10-K as Exhibits 10.10, 10.11 and 10.12, respectively, and incorporated herein by reference

2014 Omnibus Equity Incentive Plan

On January 7, 2014, our Board of Directors adopted the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which authorizes the issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights and unrestricted ordinary shares to our officers, employees, directors, consultants and advisors. The Company has reserved up to 600,000 shares of common stock for issuance under the 2014 Plan. Pursuant to Nasdaq Listing Rule 5635(c), the Company intends to seek stockholder approval of the 2014 Plan at our 2014 Annual Meeting of Stockholders.

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

Risks Related to Our Business

Our management, personnel, strategic partners, and products and services are relatively new.

Our management team, many of our business and strategic partners, and a large majority of our personnel are relatively new to our company. On July 15, 2011, we discontinued all sales of our prior principal product line, InstantProfile, while we commenced an evaluation of our sales program, products, distribution methods and vendor programs. In December 2011, we sold a controlling interest in our company to an unaffiliated group of new investors. In January 2012, our board appointed Jon Isaac, who is the owner of one of the December 2011 investors, as President and CEO. Since that time, the company has hired a new management team, implemented a new company strategy, designed new products and services around that strategy, hired new personnel and formed new business relationships to implement that strategy.

The products and services we are currently offering, as well as our current marketing practices, are new and are still being developed and tested for market acceptance, which cannot be assured. Our management team is in the process of actively evaluating and attempting to improve our marketing efforts and our product and service offerings, as well as contracting with new partners and hiring and training personnel for management, sales and fulfillment. Any new product offering is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale and the ability to attract and retain qualified personnel, including management and designers. Many of our contracts with third party vendors, including our strategic partnerships, permit our partners to terminate the contract, with short or no prior notice, for convenience, as well as in the event we default under the terms of the contract for failing to meet our contractual obligations.

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

During the fiscal year ended September 30, 2013, we incurred substantial operating losses as we continued to transition our business toward our new strategic focus. We will continue to incur operating losses as we develop new business products which will be financed through existing cash on hand plus potential additional debt or equity financings. While we believe our existing cash on hand, together with additional cash generated from operations or obtained from other sources, such as stock issuances, loans or other forms of financing, is sufficient to finance our operations (including working capital and needed capital expenditures) for the next twelve months, there can be no assurance that we will achieve profitability or positive operating cash flows.

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

We have a history of losses. We had a net loss of $5.7 million for the fiscal year ended September 30, 2013, and $1.6 million for the fiscal year ended September 30, 2012. While we have significantly reduced our operating expenses by reviewing all expenses and improving operating efficiencies, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which may impact our ability to implement our new business strategies and would adversely affect our financial condition.

We are losing our LEC billing channels.

We have historically billed a significant amount of our legacy business revenues through LEC billing channels. The largest LEC billing companies ceased billing for third parties in 2012. We anticipate that the three remaining LEC billing companies will also cease processing for third parties as of the end of 2012. If we are not able to obtain alternative billing methods for these customers, the number of customers and our revenues will decline, which could materially and adversely affect our operating results and financial condition.

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

In addition, as the result of the discontinuation of LEC billing services in o2012 noted above, we anticipate that we will lose a material number of subscribers. If we do not add sufficient new subscribers to compensate for these lost subscribers, our operating results and our financial performance may be materially and adversely affected.

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

Our promotional marketing business depends in part on our strategic partners to publish discounted products and services we source from our SMB clients. We depend on our ability to attract and retain SMBs that are prepared to offer products or services on compelling terms through our strategic partners. We are a recent entrant to this market and we do not have long-term arrangements to guarantee the availability of deals that offer attractive quality, value and variety to consumers or favorable payment terms to us. We must continue to attract and retain merchants in various geographical areas to our promotional marketing business in order to increase revenue and achieve profitability. If new merchants do not find our marketing and promotional services effective, or if existing merchants do not believe that utilizing our products provides them with a long-term increase in customers, revenues or profits, they may stop making offers through us. In addition, we may experience attrition in our merchants in the ordinary course of business resulting from several factors, including losses to competitors and merchant closures or bankruptcies. If we are unable to attract new merchants in numbers sufficient to grow our promotional marketing business, or if too many merchants are unwilling to offer products or services with compelling terms through our strategic partners, or to offer favorable payment terms to us, we may sell fewer daily deals and our operating results will be adversely affected.

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

Three stockholders beneficially own approximately 60.9% of our outstanding shares of common stock, and one of them, our CEO, is the beneficial owner of approximately 39.6% of our outstanding shares of common stock. Each of these three stockholders also has a contractual right to nominate one member of our Board of Directors. These stockholders, collectively, have the ability to determine the outcome of the election of directors at our annual meetings and to determine the outcome of many significant corporate transactions, such as mergers, consolidations, dissolutions or the sale of all or substantially all of our assets, many of which only require the approval of a majority of our voting power. These stockholders may have interests that differ from other stockholders and may vote in a way with which other stockholders disagree and which may be adverse to other stockholders’ interests. Moreover, such a concentration of voting power could have the effect of delaying or preventing a third party from acquiring us at a premium. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with concentrated stock ownership.

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

We are subject to the Nevada anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent Nevada corporations from engaging in a merger, consolidation, sales of its stock or assets, and certain other transactions with any stockholder, including all affiliates and associates of the stockholder, who owns 10% or more of the corporation’s outstanding voting stock, for three years following the date that the stockholder acquired 10% or more of the corporation’s voting stock, except in certain situations. In addition, our amended and restated articles of incorporation and bylaws include a number of provisions that may deter or impede hostile takeovers or changes of control or management. These provisions include the following:

•	the authority of our Board of Directors to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of these shares, without stockholder approval;

•	stockholders must comply with advance notice requirements to transact any business at the annual meeting;

•	all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent, unless such action or proposal is first approved by our Board of Directors;

•	special meetings of the stockholders may be called only by the Chairman of the Board, the Chief Executive Officer, or the President of our company;

•	a director may be removed from office only for cause by the holders of at least two-thirds of the voting power entitled to vote at an election of directors;

•	our Board of Directors is expressly authorized to alter, amend or repeal our bylaws;

•	newly-created directorships and vacancies on our Board of Directors may only be filled by a majority of remaining directors, and not by our stockholders; and

•	cumulative voting is not allowed in the election of our directors.

These provisions of Nevada law and our articles and bylaws could prohibit or delay mergers or other takeover or change of control of our company and may discourage attempts by other companies to acquire us, even if such a transaction would be beneficial to our stockholders.

In addition, provisions in a Securities Purchase Agreement we entered into in December 2011 grant each of three of our stockholders the right to nominate one member of our Board of Directors.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

Our principal executive and administrative offices are located at 6240 McLeod Drive, Suite 120, Las Vegas, Nevada, where we lease approximately 2,500 square feet of space in the McLeod Business Park. Our current monthly rent is approximately $2,500, subject to annual increases. Our lease for this space ends on November 30, 2015; however, we have the option to extend the lease for two additional lease terms of three years each. We also lease approximately 11,000 square feet of space located at 325 East Warm Springs Road, Suite 100, Las Vegas Nevada, which we utilize as our call center. We currently pay approximately $13,000 in monthly rent for the call center, which is subject to annual increases. Our lease for this space ends on approximately February 29, 2016; however, we have the option to extend the lease for two additional lease terms of three years each. Our San Diego executive office is located at 12520 High Bluff Drive, San Diego, California, where we utilize approximately 1,600 square feet of space in Plaza Del Mar. This office is currently being provided to us by a company that is a related party to the Isaac Capital Group LLC, one of our largest stockholders which is owned by Jon Isaac, our President and CEO and one of our directors.

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

Early in 2010, the Court denied both parties’ dispositive motions, at which time they commenced settlement discussions. The parties reached a settlement and entered into a settlement agreement on or about November 5, 2012. The settlement agreement required $150,000 to be paid to plaintiff’s counsel, $10,000 to be paid to GES as the “representative plaintiff” and $70 to be paid to each eligible class member. The Court granted final approval of the settlement on April 26, 2013 and the Court’s order became final on May 27, 2013. All class member claims have been paid and the last attorneys’ fee payment was made on November 23, 2013. Accordingly, the litigation is fully resolved and the matter closed.

J3 Harmon LLC v. LiveDeal, Inc.

On February 9, 2012, J3 Harmon LLC, which we refer to as J3, filed a lawsuit against us in the Superior Court for Maricopa County in the State of Arizona, alleging breach of a commercial lease agreement. J3 sought damages for alleged unpaid rents during the lease term as well as alleged damages for storage costs after the expiration of the lease term. We denied the allegations and asserted various affirmative defenses. In September 2012, the Maricopa County Superior Court entered a judgment in favor of J3 in the sum of $62,886.13.   We appealed this judgment.

On October 1, 2013, the Arizona Court of Appeals affirmed in part and reversed in part on the principal damages and remanded the matter for judgment. Subsequently, the Maricopa County Superior Court entered Judgment on Mandate against the Company in the principal sum of $46,636.31 and attorneys’ fees of $5,624.40, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. The Company anticipates paying the judgment during the fiscal quarter ending March 31, 2014 and, upon such payment, the matter will be resolved. As of September 30, 2013, we maintained an accrual of $52,261 related to this.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “LIVE”.

The following table sets forth the quarterly high and low sale prices per share of our common stock during the last two fiscal years.

	Quarter Ended	High	Low

2012	December 31, 2011	$7.37	$1.02
	March 31, 2012	$7.19	$2.59
	June 30, 2012	$15.57	$3.87
	September 30, 2012	$18.58	$3.38

2013	December 31, 2012	$5.34	$3.04
	March 31, 2013	$4.10	$2.11
	June 30, 2013	$3.43	$2.51
	September 30, 2013	$5.19	$2.38

Holders of Record

On January 6, 2014, there were approximately 154 holders of record of our common stock according to our transfer agent. We have no record of the number of stockholders who hold their stock in “street name” with various brokers.

Dividend Policy

We have one class of authorized preferred stock (Series E Preferred Stock), of which there are currently 127,840 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year. At September 30, 2013, we had accrued but unpaid dividends totaling approximately $15,821.

Presently, we do not pay dividends on our common stock. The timing and amount of future dividend payments on our common stock, if any, will be determined by our Board of Directors based upon our earnings, capital requirements and financial position, general economic conditions, alternative uses of capital, and other pertinent factors.

Issuer Purchases of Equity Securities

During our fiscal quarter ended September 30, 2013, neither we nor any “affiliated purchaser”, as defined in Exchange Act Rule 10b-18(a)(3)), repurchased any shares of our common stock. At September 30, 2013, we had retired all of our shares of treasury stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Reference is made to Note 11 of the notes to our consolidated financial statements for certain disclosures about our equity compensation plans.

Recent Sales of Unregistered Securities

On August 22, 2013, the Company agreed to issue 15,773 shares of common stock to a software developer in exchange for services valued at an aggregate of $50,000. The per share valuation associated with the issuance was $3.17, which was equal to the closing price of our common stock as reported on the NASDAQ Capital Market on the date of the transaction. Pursuant to applicable NASDAQ Listing Rules, the share issuance is subject to stockholder approval of our new 2014 Omnibus Equity Incentive Plan, which the Company intends to seek at our 2014 Annual Meeting of Stockholders.

On September 9, 2013, we issued 200,000 shares to Novalk Apps S.A.S. in exchange for certain customer relationship manager, or CRM, software assets acquired pursuant to an Asset Purchase Agreement dated as of the same date. Such assets were valued at an aggregate of $994,000. The per share purchase price for such shares was $4.97, which was equal to the closing price of our common stock as reported on the NASDAQ Capital Market on the date of the transaction.

On September 30, 2013, we issued 44,233 shares of common stock to John Kocmur, a member of our Board of Directors, in exchange for a cash payment of $152,160. The per share purchase price for such shares was $3.44, which was equal to the closing price of our common stock as reported on the NASDAQ Capital Market on the date of the transaction.

We offered and sold these shares without registration under the Securities Act of 1933 as amended (the “Securities Act”), in reliance upon the exemption from the registration contained in Section 4(2) of the Securities Act and, in certain cases, Rule 506 of Regulation D thereunder. Such shares may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act. An appropriate legend has been placed on the certificates we issued to represent these securities.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the fiscal year ended September 30, 2013, this “Management’s Discussion and Analysis” should be read in conjunction with the Consolidated Financial Statements, including the related notes, appearing in Item 8 of this Annual Report.

Executive Overview

Our Company

LiveDeal, Inc., which, together with its subsidiaries, we refer to as the “Company”, “LiveDeal”, “we”, “us” or “our”, provides specialized online marketing solutions to small-to-medium sized local businesses, or SMBs, that boost customer awareness and merchant visibility. We offer affordable tools for SMBs to extend their marketing reach to relevant prospective customers via the internet. We also provide SMBs promotional marketing with the ability to offer special deals and activities through LiveDeal.com and our online publishing partners.

Our principal offices are located at 6240 McLeod Drive, Suite 120, Las Vegas, Nevada 89120, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this report) is located at www.livedeal.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

Changes in Business Strategy; New Products and Services

Change in Business Strategy. We have been engaged in a significant re-evaluation of and adjustment to our business strategy over the last several years. The focus of these efforts has been two-fold: first, to make our product offerings more appealing in the evolving market for assisting SMBs with their online marketing challenges; and second, to move ahead of our competitors in this market segment. In connection with this re-evaluation, we terminated all new sales under our direct sales business line on December 1, 2010, and on July 15, 2011, we discontinued all new sales of our InstantProfile® product. As a result of the cessation of our marketing efforts to acquire new customers, and the attrition of existing customers, our net revenues continued to decline, from $4.1 million in fiscal 2011 to $3.1 million in fiscal 2012 and $2.4 million in fiscal 2013.

Promotional Marketing and Online Presence Marketing (Velocity Local™). We recently launched two new business lines under new management after a period of re-evaluating our sales program, products, distribution methods and vendor programs.

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

LiveDeal.com. In September 2013, we launched LiveDeal.com, which redefined the Company’s strategy and direction, centering its focus on the new LiveDeal.com platform and growing the base of restaurants utilizing the LiveDeal platform to attract new customers. LiveDeal.com is a unique, real-time “deal engine” connecting merchants with consumers. The Company believes that it has developed the first-of-its-kind web/mobile platform providing restaurants with full control and flexibility to instantly publish customized offers whenever they wish to attract customers.

Highlights of the new LiveDeal.com include:

—	a user-friendly interface enabling restaurants to create limited-time offers and publish them immediately, or on a preset schedule that is fully customizable;

—	state-of-the-art scheduling technology giving restaurants the freedom to choose the days, times and duration of the offers, enabling them to create offers that entice consumers to visit their establishment during their slower periods;

—	advanced publishing options allowing restaurants to manage traffic by limiting the number of available vouchers to consumers;

—	superior geo-location technology allowing multi-location restaurants to segment offers by location, attracting customers to slower locations while eliminating potential over-crowding at busier sites; and

—	a user-friendly mobile and desktop web interface allowing consumers to easily browse, download, and instantly redeem “live” offers found on LiveDeal.com based on their location.

Restaurants can sign up to use the LiveDeal platform at our website (www.livedeal.com).

We believe one of the primary challenges facing the dining industry is the inefficient and limited number of ways restaurants are able to market offers and promotions to their potential customers. Daily deal companies typically dictate offer terms, such as the discount amount and redemption details. This not only erodes potential profits for restaurant owners but could also drive traffic during already-busy periods for the restaurants. LiveDeal’s model benefits both the restaurant and the consumer because it provides the restaurant the opportunity to create any offer they choose, limit the number of potential claimants of their promotion, publish the offer on days and at times of their choosing, and provides customers with relevant offers they can easily and quickly redeem while creating a cost-effective model for LiveDeal to grow and easily scale its operations. We expect to initially derive revenues through premium placement on the site, and we are also exploring various options for monetizing the website.

The Company, best known for migrating print yellow pages to the Internet in 1994, began to develop the model for LiveDeal.com after having worked closely with well-known publishers in the daily deal market. In mid-2013, we tested the beta platform in a number of cities, and the model has been well received by restaurants, consumers, and various restaurant associations. We launched LiveDeal.com in the San Diego and Los Angeles, California markets in September 2013 and December 2013, respectively. The Company believes it can cost-effectively expand into other cities due to the scalability of the LiveDeal.com platform, as restaurants can curate deals through our account managers or create specials on their own. In addition, individual customers transact directly with the restaurant, eliminating the need for the Company to act as an intermediary in the sale.

Trends in Revenues. We continue to actively develop, revise and evaluate these products and services and our marketing strategies and procedures. We continue to generate a significant portion of our revenue from servicing our existing customers under our legacy product offerings, primarily our InstantProfile® line of products and services. Because of the change in our business strategy and product lines, we no longer accept new customers under our legacy product offerings.

Because of the infancy of our new lines of business, we have yet to generate significant revenue from our online presence marketing or our promotional marketing lines of business. Given that we have not been accepting new customers for our legacy product offerings since July 2011 and that we did not launch our new product offerings until August 2012, our revenues declined for fiscal 2013 as compared to fiscal 2012 as we continued to build a foundation for our new products and services and position the Company for future growth through our LiveDeal.com and Velocity Local™ offerings.

Employment Agreement with President and CEO

On January 13, 2012, our Board of Directors appointed Jon Isaac to serve as our President and Chief Executive Officer. At the time, the Company did not enter into a written Employment Agreement with Mr. Isaac, but he was paid an annual salary of $1 for his services and was eligible to receive bonuses in such forms and amounts as determined by the Company’s Compensation Committee.

On February 14, 2013, the Company entered into a written Employment Agreement with Jon Isaac, pursuant to which he will continue serving as our President and Chief Executive Officer for the period from January 1, 2013 to January 1, 2016.  The material terms of the Employment Agreement are as follows:

•	$200,000 annual base salary throughout the term of the Employment Agreement.

•	Eligibility to receive performance-based bonuses in the sole discretion of the Company’s Compensation Committee.

•	A one-time discretionary bonus of $150,000 for services performed as President and Chief Executive Officer for the previous 12 months, to be paid in cash on or before March 31, 2013. This bonus was approved by the Company’s Compensation Committee.

•	Reimbursement for reasonable housing expenses.

•	Grant of options to purchase 150,000 shares of the Company’s common stock, subject to continued employment on the applicable vesting dates and the other terms and conditions summarized below:

o	50,000 shares will vest on the first anniversary of the date of grant and be exercisable for five years after vesting at an exercise price of $5.00 per share;

o	50,000 shares will vest in 12 equal monthly installments, beginning on the date that is 13 months after the date of grant and ending on the second anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $7.50 per share; and

o	50,000 shares will vest in 12 equal monthly installments, beginning on the date that is 25 months after the date of grant and ending on the third anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $10.00 per share

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

Through September 30, 2013, we have not generated significant revenue from our two new product offerings: online presence marketing and promotional marketing.

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

The aggregate of accounts receivable balances from the LEC operations that do not have billing activity was $229,270 and $956,524 as of September 30, 2013 and 2012, respectively, and the aggregate of corresponding allowances was $140,085 and $853,452, respectively. These aggregate amounts include the accounts receivable balances and allowances for the accounts held by the Chapter 11 bankruptcy filing of one of our LEC aggregators. At September 30, 2013 and 2012 we had $0 and $777,755 of accounts receivable and reserve allowance, respectively, associated with this LEC aggregator. This was settled on April 2, 2013 and $85,550 was received for settlement.

Carrying Value of Intangible Assets

Our intangible assets consist of licenses for the use of internet domain names or universal resource locators, or URLs, capitalized website development costs and software, other information technology licenses and marketing and technology-related intangibles acquired through acquisitions. All these assets are capitalized at their original cost (or at fair value for assets acquired through business combinations) and amortized over their estimated useful lives. We capitalize internally generated software and website development costs in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) ASC 350, “Intangibles – Goodwill and Other”.

We evaluate the recoverability of the carrying amount of intangible assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. In the event of such changes, impairment would be assessed if the expected undiscounted net cash flows derived for the asset are less than its carrying amount. During the second quarter of fiscal 2011, $367,588 in net intangible assets were written off which were previously used in the discontinued direct sales business. A further evaluation was conducted in the fourth quarter of fiscal 2011 due to continued operating losses; however, it was determined that no further impairment existed at that time. In 2012, due to improved financial results, there were no changes in events or circumstances which would indicate carrying amounts would not be recoverable.

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

We have estimated net deferred income tax assets (net of valuation allowances) of $0 at September 30, 2013 and 2012. A full valuation allowance has been established against all net deferred tax assets as of September 30, 2013 and 2012 based on estimates of recoverability. While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business lines. Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

We performed an analysis of uncertain tax positions and we did not identify any significant uncertainties that would affect the carrying value of our deferred tax assets and liabilities as of September 30, 2013 and 2012.

Results of Operations

Net Revenues

	Net Revenues
	2013	2012	Change	Percent

Year Ended September 30,	$2,351,868	$3,070,503	$(718,635)	(23%	)

Net revenues in fiscal 2013 decreased by $718,635, as compared to fiscal 2012, primarily due to the end of LEC billing, which resulted in a decrease of approximately $1.2 million, which was partially offset by increases in revenue of approximately $500,000 from the Company’s online marketing product.

Cost of Services

	Cost of Services
	2013	2012	Change	Percent

Year Ended September 30,	$916,331	$715,457	$200,874	28%

Cost of services increased in fiscal 2013 as compared to fiscal 2012, primarily due to increased allowances related to the end of the LEC billing, slightly offset by the increases in fulfillment costs for the online marketing product.

	Gross Profit
	2013	2012	Change	Percent

Year Ended September 30,	$1,435,537	$2,355,046	$(919,509)	(39)%

Gross profit decreased in fiscal 2013 as compared to fiscal 2012 primarily due to the decline in revenues described above, which was partially offset by the decreased cost of fulfillment services.

General and Administrative Expenses

	General and Administrative Expenses
	2013	2012	Change	Percent

Year Ended September 30,	$4,114,843	$3,290,002	$824,841	25%

General and administrative expenses increased in fiscal 2013 as compared to fiscal 2012 as outlined below:

•	Increased compensation costs of approximately $968,000 due to staffing of sales representatives, fulfillment and customer support for the revenue products;

•	Decreased professional fees of approximately $32,000 related to:

▪	Decreased legal fees of $172,717, due to a reduction in litigation related expenses,
▪	Reductions in marketing consultant fees of $15,695, partially offset by,
▪	Increased other miscellaneous consultant costs of $87,076,
▪	Increased accounting fees of $27,354; and
▪	Increased IT consultant fees of $42,064

•	Increased depreciation and amortization expense of approximately $4,000; and

•	Other expense decreases of approximately $115,000, including rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives.

The following table sets forth our recent operating performance for general and administrative expenses by quarter:

	Q4 2013	Q3 2013	Q2 2013	Q1 2013	Q4 2012	Q3 2012	Q2 2012	Q1 2012
Compensation for employees, leased employees, officers and directors	555,323	528,767	726,137	436,062	242,490	378,700	295,333	341,325
Professional fees	212,465	147,618	248,663	234,799	254,549	110,706	226,403	143,805
Depreciation and amortization	70,288	65,183	65,073	63,566	67,635	55,669	67,391	69,281
Other general and administrative costs	357,204	184,090	191,658	27,947	244,740	347,278	232,301	212,403

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2013	2012	Change	Percent

Year Ended September 30,	$58,788	$12,310	$46,478	378%

Sales and marketing expenses increased in fiscal 2013 as compared to fiscal 2012 primarily due to production of a promotional video and corporate branding.

Operating Loss

	Operating Loss
	2013	2012	Change	Percent

Year Ended September 30,	$(2,738,094)	$(947,266)	$(1,790,828)	189%

The increase in our operating loss for fiscal 2013 as compared to fiscal 2012 was a product of the changes in net revenues, cost of services, general and administrative expenses and sales and marketing expenses, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2013	2012	Change	Percent

Year Ended September 30,	$(3,011,628)	$(640,375)	$(2,371,253)	370%

Other income (expense) in fiscal 2013 consisted of:

—	$279,403 due to reversal of vendor invoices due to settlement;

—	$1,585 of interest income on cash balances; offset by

—	($3,292,616) of interest expense including $3,291,466 of non-cash charges associated with a beneficial conversion feature associated with our convertible debt issued to ICG.

Other income (expense) in fiscal 2012 consisted of:

•	($613,000) of interest expense, including $489,594 of non-cash charges associated with a beneficial conversion feature associated with our convertible debt issued to ICG;

•	($30,000) loss on disposal of fixed assets; partially offset by

•	$2,600 of interest income on cash balances.

Income from Discontinued Operations

	Income from Discontinued Operations
	2013	2012	Change	Percent

Year Ended September 30,	$2,708	$12,433	$(9,725)	(78)%

In 2011, the Company decided to discontinue the direct sales business and, accordingly, results from that segment are reflected as discontinued operations in our consolidated financial statements for all periods presented. Our income from direct sales for the year ended September 30, 2013 and 2012 consisted of the recovery of a bad debt from a previous period.

Net Loss

	Net Loss
	2013	2012	Change	Percent

Year Ended September 30,	$(5,747,014)	$(1,575,208)	$(4,171,806)	265%

Changes in net loss are primarily attributable to changes in operating loss, other income (expense), and income from discontinued operations, each of which is described above.

Liquidity and Capital Resources

Fiscal 2013 vs. Fiscal 2012 Cash Flows

Net cash provided by (used in) operating activities decreased by $1,833,993 to ($1,805,009) for the fiscal year ended September 30, 2013, compared to $28,984 for the fiscal year ended September 30, 2012. Our net loss increased by approximately $4.1 million in fiscal 2013 as compared to fiscal 2012, which was partially offset by an increase in non-cash charges and other adjustments of approximately $2.9 million in fiscal 2013 as compared to fiscal 2012, primarily related to interest expense associated with the beneficial feature of our convertible notes with ICG, a related party. Cash flows from operations were also impacted by a decrease of approximately $500,000 in changes in working capital and other assets in fiscal 2013 as compared to fiscal 2012. Our primary source of cash inflows has historically been net remittances from our directory services customers processed in the form of ACH billings and LEC billings. As of September 30, 2013, three such entities accounted for 44%, 25% and 18% of gross accounts receivable.

Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Net cash used for investing activities totaled approximately $141,000 for fiscal 2013, consisting of $91,000 for expenditures for intangible assets and $50,000 for purchases of equipment. Net cash used for investing activities totaled approximately $531,000 for fiscal 2012, consisting of $482,000 for expenditures for intangible assets (including website investments) and $48,000 for purchases of equipment.

During fiscal 2013, our cash flows from financing activities consisted of proceeds from the issuance of convertible debt and warrants of $1,250,000 and issuance of stock for cash of $152,160. During fiscal 2012, our cash flows from financing activities consisted of issuance of stock to investors of $2,350,000 and proceeds for the issuance of convertible debt of $250,000, partially offset by payments on notes payable of $1,000,000 and $37,000 of payments on capital lease obligations.

We had working capital of $179,968 as of September 30, 2013 compared to a working capital of $370,780 as of September 30, 2012, with current assets decreasing by $794,762 and current liabilities decreasing by $603,950 from September 30, 2012 to September 30, 2013.

Future Sources of Cash; New Products and Services

While our existing cash on hand is insufficient to sustain our current operating activities, we believe that we will be able to secure additional resources to fund our operations. Other sources of financing may include stock issuances (for example, pursuant to our Engagement Agreement with Chardan Capital Markets LLC, under which we may issue and sell up to a maximum aggregate amount of 660,000 shares of our common stock from time to time through Chardan as our sales agent, using our shelf registration statement on Form S-3 (File No. 333-187397) previously filed with the SEC); additional loans (for example, through our sale and issuance of convertible notes pursuant to the $5 million line of credit that we entered into in January 2014); or other forms of financing. We cannot provide any assurance that additional financing arrangements will be available in amounts or on terms acceptable to us, if at all Further, our business is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements its new product and marketing strategies and responds to operating results.

Although we stopped new Velocity product sales July 15, 2011, we continued to service existing customers acquired under our Directory Services and InstantProfile product and service lines and we are simultaneously exploring other strategic alternatives. In August 2012, we commenced sourcing local deals and activities to strategic publishing partners under our LiveDeal® brand, and in November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand. In September 2013, we launched LiveDeal.com, which redefined the Company’s strategy and direction, centering its focus on the new LiveDeal.com platform and growing the base of restaurants utilizing the LiveDeal platform to attract new customers. LiveDeal.com is a unique, real-time “deal engine” connecting merchants with consumers. There can be no assurance that that these new product lines will generate sufficient revenue or that we will achieve profitability, positive operating cash flows, or sufficient cash flows for operations.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2013 and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments Due by Fiscal Year
	Total	2014	2015	2016	2017	2018	Thereafter
	$470,680	$211,767	$201,630	$57,283	$–	$–	$–
Operating lease commitments	57,000	19,000	19,000	19,000			–
Noncancellable service contracts	$527,680	$230,767	$220,630	$76,283	$–	$–	$–

At September 30, 2013, we had no other off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2013, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2013 or 2012) or commodity price risk.

ITEM 8. Financial Statements and Supplementary Data

LIVEDEAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

LiveDeal, Inc.

We have audited the accompanying consolidated balance sheets of LiveDeal, Inc. and Subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two year period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

The Company's consolidated financial statements are prepared using the U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had a net loss of $5,747,014 for the year ended September 30, 2013 and had an accumulated deficit of $27,333,647 as of September 30, 2013. These factors, as discussed in Note 3 to the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the matter are also described in Note 3. The statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani and Company, Inc.

Kabani and Company, Inc.

Certified Public Accountants

Los Angeles, California

January 10, 2014

LIVEDEAL, INC. AND SUBSIDIARIES

AUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2013	2012

Assets
Cash and cash equivalents	$761,458	$1,305,785
Accounts receivable, net	174,901	439,848
Prepaid expenses and other current assets	67,126	52,614
Total current assets	1,003,485	1,798,247
Accounts receivable, long term portion, net	44,639	374,570
Property and equipment, net	71,162	50,526
Deposits and other assets	25,563	35,707
Intangible assets, net	2,848,401	1,997,671
Total assets	$3,993,250	$4,256,721

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$524,053	$1,017,363
Accrued liabilities	299,464	410,104
Total liabilities	823,517	1,427,467

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 3,778,558 and 2,620,486 shares issued and outstanding at September 30, 2013 and September 30, 2012, respectively	3,779	2,620
Paid in capital	30,488,735	24,400,483
Accumulated deficit	(27,333,647)	(21,584,715)
Total stockholders' equity	3,169,733	2,829,254

Total liabilities and stockholders' equity	$3,993,250	$4,256,721

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2013	2012

Net revenues	$2,351,868	$3,070,503
Cost of services	916,331	715,457
Gross profit	1,435,537	2,355,046

Operating expenses:
General and administrative expenses	4,114,843	3,290,002
Sales and marketing expenses	58,788	12,310
Total operating expenses	4,173,631	3,302,312
Operating loss	(2,738,094)	(947,266)
Other expense:
Interest expense, net	(3,291,031)	(610,485)
Other income	279,403	(29,890)
Total other expense, net	(3,011,628)	(640,375)

Loss from continuing operations	(5,749,722)	(1,587,641)

Discontinued operations
Income from discontinued component, including disposal costs	2,708	12,433
Income from discontinued operations	2,708	12,433

Net loss	$(5,747,014)	$(1,575,208)

Earnings per share - basic and diluted:
Loss from continuing operations	$(1.84)	$(0.77)
Discontinued operations	0.00	0.01
Net loss	$(1.84)	$(0.76)
Weighted average common shares outstanding:
Basic and diluted	3,131,420	2,068,828

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Treasury Stock	Paid-In Capital	Accumulated Deficit	Total
Balance, September 30, 2011	698,491	$698	127,840	$10,866	$(70,923)	$20,813,082	$(20,007,589)	$746,134
Series E preferred stock dividends							(1,918)	(1,918)
Stock based compensation						16,942		16,942
Issuance of common stock for cash	1,694,529	1,694				2,348,306		2,350,000
Restricted stock cancellations	(25)							–
Issuance of common stock for services	47,827	48				124,718		124,766
Issuance of common stock for intangibles	75,000	75				419,925		420,000
Beneficial conversion feature on convertible debt and warrants						489,594		489,594
Conversion of note payable	109,139	109				258,835		258,944
Treasury stock retired	(4,475)	(4)			70,923	(70,919)		–
Net loss							(1,575,208)	(1,575,208)
Balance, September 30, 2012	2,620,486	2,620	127,840	10,866	–	24,400,483	(21,584,715)	2,829,254
Series E preferred stock dividends							(1,918)	(1,918)
Stock based compensation						173,073		173,073
Issuance of common stock for services	67,476	68				227,644		227,712
Issuance of common stock for cash	44,233	44				152,116		152,160
Issuance of common stock for intangibles	200,000	200				993,800		994,000
Beneficial conversion feature on convertible debt and warrants						3,291,466		3,291,466
Conversion of note payable	846,363	847				1,250,153		1,251,000
Net loss							(5,747,014)	(5,747,014)
Balance, September 30, 2013	3,778,558	3,779	127,840	10,866	–	30,488,735	(27,333,647)	3,169,733

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

AUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,747,014)	$(1,575,208)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	264,112	259,975
Non-cash interest expense associated with convertible debt and warrants	3,291,466	489,594
Stock based compensation expense	173,073	16,942
Non-cash issuance of common stock for services	227,712	124,766
Provision for uncollectible accounts	(293,876)	(81,026)
Loss on disposal of property and equipment	–	36,040
Changes in assets and liabilities:
Accounts receivable	888,754	292,902
Prepaid expenses and other current assets	(14,512)	60,709
Deposits and other assets	10,144	(4,700)
Accounts payable	(493,310)	416,455
Accrued liabilities	(111,558)	(7,465)

Net cash provided by (used in) operating activities	(1,805,009)	28,984

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for intangible assets	(91,483)	(482,413)
Purchases of property and equipment	(49,995)	(48,264)

Net cash used in investing activities	(141,478)	(530,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable	–	(1,000,000)
Principal repayments on capital lease obligations		(36,992)
Issuance of common stock for cash	152,160	2,350,000
Proceeds from issuance of convertible debt and warrants	1,250,000	250,000

Net cash provided by financing activities	1,402,160	1,563,008

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(544,327)	1,061,315

CASH AND CASH EQUIVALENTS, beginning of period	1,305,785	244,470

CASH AND CASH EQUIVALENTS, end of period	$761,458	$1,305,785

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Issuance of common stock in connection with the acquisition of LiveOpenly	$–	420,000
Issuance of common stock for intangibles	$994,000	$–
Conversion of notes payable and accrued interest into common stock	$1,251,000	$258,944
Accrued and unpaid dividends	$1,918	$1,918
Interest paid	$150	$97,895

 The accompanying notes are an integral part of these consolidated financial statements.

LiveDeal, Inc.

Notes to Consolidated Financial Statements

Note 1:	Organization and Basis of Presentation

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

The following sets forth historical transactions with respect to the Company’s organizational development:

•	Telco Billing, Inc. was formed in April 1998 to provide advertising and directory listings for businesses on its Internet website in a “Yellow Pages” format. Telco provides those services to its subscribers for a monthly fee. These services are provided primarily to businesses throughout the United States. Telco became a wholly owned subsidiary of the Company after the June 1999 acquisition.

•	At the time that the transaction was agreed to, the Company had 12,567,770 common shares issued and outstanding. As a result of the merger transaction with Telco, there were 29,567,770 common shares outstanding, and the former Telco stockholders held approximately 57% of the Company’s voting stock. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by Telco, under the purchase method of accounting, and was treated as a recapitalization with Telco as the acquirer. Consistent with reverse acquisition accounting, (i) all of Telco’s assets, liabilities, and accumulated deficit were reflected at their combined historical cost (as the accounting acquirer) and (ii) the preexisting outstanding shares of the Company (the accounting acquiree) were reflected at their net asset value as if issued on June 16, 1999.

•	On June 6, 2007, the Company completed its acquisition of LiveDeal, Inc. (“LiveDeal”), a California corporation. LiveDeal operated an online local classifieds marketplace, www.livedeal.com, which listed millions of goods and services for sale across the United States. The technology acquired in the acquisition offered such classifieds functionality as fraud protection, identity protection, e-commerce, listing enhancements, photos, community-building, package pricing, premium stores, featured Yellow Page business listings and advanced local search capabilities. This business has since been discontinued. See Note 4.

•	On July 10, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of OnCall Subscriber Management Inc., a Manila, Philippines-based company that provided telemarketing services. The acquisition took place through the Company’s wholly-owned subsidiary, 247 Marketing LLC, a Nevada limited liability company, which remains in existence but is inactive.

•	On August 10, 2007, the Company filed amended and restated articles of incorporation with the Office of the Secretary of State of the State of Nevada, pursuant to which the Company’s name was changed to LiveDeal, Inc., effective August 15, 2007. The name change was approved by the Company’s Board of Directors pursuant to discretion granted to it by the Company’s stockholders at a special meeting on August 2, 2007.

•	During 2010, the Company evaluated its business and adopted a new business strategy that addressed each of the Company’s business segments as separate entities and re-launched and restructured the Company’s legacy line of business. This evaluation was necessitated by the challenges facing the Company’s Direct Sales business lines that provide Internet-based customer acquisition strategies for small business, as well as declining revenues from the Company’s traditional business line (i.e. directory services).

•	During 2011, as part of the Company’s strategy to evaluate each of the Company’s business segments as separate entities, management noted that the Direct Sales business segment had incurred operating losses and declining revenues and did not fit with the Company’s change in strategic direction. Accordingly, in March 2011, the Company made the strategic decision to discontinue our Direct Sales business and product offerings. Prior year financial statements have been restated to present the Direct Sales business segment as a discontinued operation.

•	On August 16, 2012, the Company acquired substantially all of the assets of LiveOpenly, Inc., a California corporation (“LiveOpenly”), which sourced, published and sold discounted offers for goods and services through local retail merchants, in exchange for the issuance of 75,000 shares of the Company’s common stock. In connection with the acquisition, the Company recorded $420,000 of net assets, consisting entirely of intangible assets. No goodwill was recognized as the purchase price equaled the net assets received.

•	During 2012, the Company also launched two new business lines under new management after a period of re-evaluating our sales program, products, distribution methods and vendor programs. First, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand, which we refer to as online presence marketing, in November 2012. Second, we commenced sourcing local deal and activities to strategic publishing partners under our LiveDeal® brand, which we refer to as promotional marketing, in August 2012. We continue to actively develop, revise and evaluate these products and services.

•	During 2013, the Company launched LiveDeal.com, which redefined the Company’s strategy and direction, centering its focus on the new LiveDeal.com platform and growing the base of restaurants utilizing the LiveDeal platform to attract new customers. LiveDeal.com is a unique, real-time “deal engine” connecting merchants with consumers. The Company believes that it has developed the first-of-its-kind web/mobile platform providing restaurants with full control and flexibility to instantly publish customized offers whenever they wish to attract customers.

The Company had a net loss of $5.7 million for the year ended September 30, 2013 and $1.6 million for the year ended September 30, 2012. The Company had an operating cash outflow of approximately $(1.8) million for the year ended September 30, 2013 and operating cash inflow of approximately $29,000 for the year ended September 30, 2012. The Company had cash of $761,458 as of September 30, 2013. Management believes the Company’s cash on hand and additional cash generated from operations together with potential sources of cash such through the issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months.

Note 2:	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, LiveDeal, Local Marketing Experts, Inc., Velocity Marketing Concepts, Inc., 247 Marketing Inc., Telco Billing, Inc. Telco of Canada, Inc., and Velocity Local Inc. ,the Company’s wholly owned subsidiaries, for the years ended September 30, 2013 and 2012, as applicable. All intercompany transactions and balances have been eliminated in consolidation.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. Depreciation expense was $29,357 and $132,899 for the years ended September 30, 2013 and 2012, respectively.

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

Deferred Revenue

In some instances, the Company receives payments in advance of rendering services, whereupon such revenues are deferred until the related services are rendered. Deferred revenue was $2,829 and $2,310 at September 30, 2013 and 2012, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for customer refunds, dilution and fees from LEC billing aggregators and other uncollectible accounts. The Company has increased its allowances for doubtful accounts to 82.8% of gross accounts receivable at September 30, 2013 as compared to 65.7% of gross accounts receivable at September 30, 2012. The determination of the allowance for doubtful accounts is dependent on many factors, including regulatory activity, changes in fee schedules by LEC service providers and recent historical trends.

As of September 30, 2013, approximately 57% of the Company’s allowance for doubtful accounts is an allowance against an outstanding receivable balance that is in dispute. After excluding these reserves from the related accounts receivable balances the allowance for doubtful accounts as a percentage of gross accounts receivable increases to 68%. As of September 30, 2012, approximately 93% of the Company’s allowance for doubtful accounts is an allowance against accounts receivable balances and reserves held by a LEC that is in bankruptcy and an allowance against an outstanding receivable balance that is in dispute. After excluding these reserves from the related accounts receivable balances, the allowance for doubtful accounts as a percentage of gross accounts receivable decreases to 12.6%. See Note 17.

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

Impairment of Long-lived Assets

The Company assesses long-lived assets for impairment in accordance with the provisions of FASB ASC 360 “Property, Plant and Equipment”. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Recently Issued Accounting Pronouncements

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

Note 3:	Going Concern

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying Consolidated Financial Statements, the Company had a net loss of $5,747,014 for the year ended September 30, 2013 and had an accumulated deficit of $27,333,647 as of September 30, 2013

Because of the infancy of the Company’s new lines of business, the Company has yet to generate significant revenue from its online presence marketing or promotional marketing lines of business. Given that the Company has not been accepting new customers for its legacy product offerings since July 2011 and that it did not launch its new product offerings until August 2012, the Company’s revenues declined for fiscal 2013 as compared to fiscal 2012 as the Company continued to build a foundation for its new products and services and position the Company for future growth through its LiveDeal.com and Velocity Local™ offerings.

The Company will require additional capital to finance its planned business operations as it continues to build and market its LiveDeal.com and Velocity Local™ offerings and develop other new products. In addition, the Company may require additional capital to finance acquisitions or other strategic investments in its business. Other sources of financing may include stock issuances (for example, pursuant to our Engagement Agreement with Chardan Capital Markets LLC, under which we may issue and sell up to a maximum aggregate amount of 660,000 shares of our common stock from time to time through Chardan as our sales agent, using our shelf registration statement on Form S-3 (File No. 333-187397) previously filed with the SEC); additional loans (for example, through our sale and issuance of convertible notes pursuant to the $5 million line of credit that we entered into in January 2014); or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of the Company’s existing stockholders. If the Company is unable to generate positive cash flows or raise additional capital in a timely manner or on acceptable terms, the Company may (i) not be able to make acquisitions or other strategic investments in its business, (ii) modify, delay or abandon some or all of its business plans, and/or (iii) be forced to cease operations.

The accompanying Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The Company initiated shutdown activities in March 2011 and closed the Direct Sales business segment in May 2011. In conjunction with the discontinued operations, the Company recorded the following charges in the year ended September 30, 2011:

•	Employee contract termination charges of $7,083 reflecting the reduction in force of 7 employees; and

•	Non cash impairment charges of $367,588 consisting of the write-off of net intangible assets.

The direct sales business segment accounted for $0 net revenues for the years ended September 30, 2013 and 2012. Net revenues from this business segment are now included as part of income from discontinued operations in the accompanying consolidated statements of operations. Net income for the year ended September 30, 2013 and 2012 consisted of a recovery on a bad debt from a previous period.

Note 5:	Business Combination

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

Note 6:	Balance Sheet Information

Balance sheet information is as follows:

	September 30,	September 30,
	2013	2012

Receivables, current, net:
Accounts receivable, current	$904,197	$1,863,067
Less: Allowance for doubtful accounts	(729,296)	(1,423,219)
	$174,901	$439,848
Receivables, long term, net:
Accounts receivable, long term	$374,708	$510,587
Less: Allowance for doubtful accounts	(330,069)	(136,017)
	$44,639	$374,570
Total receivables, net:
Gross receivables	$1,278,905	$2,373,654
Less: Allowance for doubtful accounts	(1,059,365)	(1,559,236)
	$219,540	$814,418

Long term receivables consist of reserves held by LEC processors that are not expected to be settled within 12 months.

As of September 30, 2013, approximately 57% of the Company’s allowance for doubtful accounts was an allowance against an outstanding receivable balance that is in dispute. After excluding these reserves from the related accounts receivable balances the allowance for doubtful accounts as a percentage of gross accounts receivable increases to 68%. As of September 30, 2012, approximately 93% of the Company’s allowance for doubtful accounts was an allowance against accounts receivable balances and reserves held by a LEC that is in bankruptcy and an allowance against an outstanding receivable balance that is in dispute. After excluding these reserves from the related accounts receivable balances, the allowance for doubtful accounts as a percentage of gross accounts receivable decreases to 12.6%. See Note 17.

Components of allowance for doubtful accounts are as follows:

	September 30,	September 30,
	2013	2012

Allowance for dilution and fees on amounts due from billing aggregators	$730,777	$1,525,126
Allowance for customer refunds	6,281	34,111
	$737,058	$1,559,237

	September 30,	September 30,
	2013	2012

Property and equipment, net:
Furnishings and fixtures	$101,611	$94,511
Office, computer equipment and other	404,580	361,685
	506,191	456,196
Less: Accumulated depreciation	(435,029)	(405,670)
	$71,162	$50,526

	September 30,	September 30,
	2013	2012

Intangible assets, net:
Domain name and marketing related intangibles	$1,513,708	$1,511,650
Website and technology related intangibles	2,335,728	1,252,304
	3,849,436	2,763,954
Less: Accumulated amortization	(1,001,035)	(766,283)
	$2,848,401	$1,997,671

	September 30,	September 30,
	2013	2012

Accrued liabilities:
Deferred revenue	$2,829	$2,310
Accrued payroll and bonuses	27,330	28,968
Accruals under revenue sharing agreements	44,167	67,601
Accrued expenses - other	225,138	311,225
	$299,464	$410,104

Note 7:	Intangible Assets

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

Based in part on a third party appraisal of the Company’s long-lived assets, the Company determined that no impairment of its long-lived intangible assets existed at September 30, 2013 and 2012.

The following summarizes estimated future amortization expense related to intangible assets that have net balances as of September 30, 2013:

2014	416,211
2015	406,550
2016	362,316
2017	358,352
2018	324,389
Thereafter	991,583
$2,859,401

Total amortization expense related to intangible assets was $234,751 and $140,667 for the years ended September 30, 2013 and 2012, respectively.

Note 8:	Long-Term Debt

Everest Group Loan

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

The Loan Agreement provided for a one-year term, unless terminated earlier pursuant to its terms or extended upon the mutual agreement of all parties. The Borrowers paid an annual interest rate equal to 18% on the unpaid principal balance of the Loan. Interest will be payable monthly in arrears commencing on June 1, 2011. Commencing on November 1, 2011, and on the first day of each subsequent calendar month, the Borrowers were required to make $50,000 monthly installment payments of principal on the Loan, with the unpaid principal balance was due and payable on the termination date of the Loan. The Loan was paid off in May 2012.

ICG Convertible Note Transaction

On April 3, 2012 (the “Closing Date”), the Company entered into a Note Purchase Agreement (the “ICG Purchase Agreement”) with Isaac Capital Group, LLC (“ICG”), which is a related party, pursuant to which ICG agreed to purchase for cash up to $2,000,000 in aggregate principal amount of the Company’s unsecured Subordinated Convertible Notes (“Notes”). ICG is owned by Jon Isaac, the Company’s President and Chief Executive Officer and a director on the Company’s Board. Prior to this transaction, Mr. Isaac owned 403,225 shares, or 16.8% of the Company’s outstanding common stock. The Purchase Agreement and the Notes, which are unsecured, provide that all amounts payable by the Company to ICG under the Notes will be due and payable on April 3, 2013 (“Maturity Date”), provided that the Company has the option in its discretion to extend the Maturity Date by up to one (1) year if no Event of Default (as defined in the Purchase Agreement) has occurred and is continuing, and the Company is in material compliance with its agreements and covenants under the Purchase Agreement and the Notes, as of the Maturity Date.

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

On December 11, 2012, the Company issued a second Note to ICG in the principal amount of $250,000, pursuant to the Purchase Agreement. On December 17, 2012, ICG elected to convert that Note with a conversion price of $2.02 per share, resulting in the issuance of 123,829 shares of the Company’s common stock and a warrant to acquire 123,829 additional shares of the Company’s common stock at an exercise price of $2.43 per share. Upon conversion of the convertible debt instrument, the remaining debt discount was immediately recognized as interest expense so that the original amount related to the beneficial conversion feature of 200,738 was fully expensed.

On March 22, 2013 and March 25, 2013, the Company issued a third and fourth Note to ICG in the principal amount of $500,000 and $250,000 respectively, pursuant to the Purchase Agreement. Because the conversion price of $1.38 was less than the stock price, this gave rise to beneficial conversion features valued at $401,386. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on March 25, 2013. On March 27, 2013, ICG elected to convert these Notes, resulting in the issuance of 543,962 shares of the Company’s common stock and a warrant to acquire 543,962 additional shares of the Company’s common stock at an exercise price of $1.66 per share. Upon conversion of such Notes, the remaining debt discount of $396,977 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the conversion of these Notes was $1,299,884 and was immediately recognized as interest expense.

On March 28, 2013, the Company issued a fifth Note to ICG in the principal amount of $250,000 pursuant to the Purchase Agreement. Because the conversion price of $1.40 was less than the stock price, this gave rise to a beneficial conversion feature valued at $250,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on March 28, 2013. On March 28, 2013, ICG elected to convert the Note, resulting in the issuance of 178,572 additional shares of the Company’s common stock and a warrant to acquire 178,572 shares at an exercise price of $1.68 per share. Upon conversion of such Note, the debt discount of $250,000 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the conversion of the Note was $589,442 and was immediately recognized as interest expense.

The Company intends to use the proceeds of all Notes issued in connection with the Purchase Agreement for working capital and other general corporate purposes.

Note 9:	Stockholder’s Equity

Issuances of Common Stock

December 2011 Equity Issuance

On December 12, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of Isaac Capital Group LLC (“ICG”), which is a related party, John Kocmur (“Kocmur”), Kingston Diversified Holdings LLC (“Kingston”), Augustus Gardini, L.P. (“Augustus”) and Lausanne LLC (“Lausanne” and collectively with ICG, Kocmur, Kingston and Augustus, the “Purchasers”) pursuant to which the Company’s issued and sold an aggregate of 1,612,899 shares (the “Shares”) of the Company’s common stock for an aggregate purchase price equal to $2.0 million. Each of ICG, Kocmur and Kingston (the “Lead Purchasers”) invested $500,000 and were issued 403,225 shares of the Company’s Common Stock, and each of Augustus and Lausanne invested $250,000 and were issued 201,612 shares of the Company’s Common Stock.

Pursuant to the Purchase Agreement:

•	The per share purchase price was $1.24, which was the closing bid price of the Company’s common stock, as reported by the NASDAQ Capital Market, on December 12, 2011, the date of the closing of the purchase and sale.

•	Each Lead Purchaser was given the right, until the date that purchaser beneficially owns less than 5% of the Company’s issued and outstanding common stock, to nominate one director for election by the Company’s stockholders at each meeting of the stockholders at which directors are to be elected, and to designate a replacement director to fill any vacancy if the director previously designated or nominated by that purchaser ceases for any reason to be a director.

March 2012 Equity Issuance

In March 2012, the Company issued 45,180 shares of its common stock in exchange for a cash payment of $150,000.

June 2012 Equity Issuance

In June 2012, the Company issued 36,364 shares of its common stock in exchange for a cash payment of $200,000.

August 2013 Equity Issuance

On August 22, 2013, the Company agreed to issue 15,773 shares of common stock to a software developer in exchange for professional services valued at an aggregate of $50,000. The per share valuation associated with the issuance was $3.17, which was equal to the closing price of our common stock as reported on the NASDAQ Capital Market on the date of the transaction. Pursuant to applicable NASDAQ Listing Rules, the share issuance is subject to stockholder approval of our new 2013 Omnibus Equity Incentive Plan, which the Company intends to seek at our 2014 Annual Meeting of Stockholders.

September 2013 Equity Issuance

On September 9, 2013, we issued 200,000 shares to Novalk Apps S.A.S. in exchange for certain customer relationship manager, or CRM, software assets acquired pursuant to an Asset Purchase Agreement dated as of the same date. Such assets were valued at an aggregate of $994,000. The per share purchase price for such shares was $4.97, which was equal to the closing price of our common stock as reported on the NASDAQ Capital Market on the date of the transaction.

On September 30, 2013, we issued 44,233 shares of common stock to John Kocmur, a member of our Board of Directors, in exchange for a cash payment of $152,160. The per share purchase price for such shares was $3.44, which was equal to the closing price of our common stock as reported on the NASDAQ Capital Market on the date of the transaction.

Note Conversions

In September and December 2012 and March 2013, ICG elected to convert five Notes, resulting in the issuance of shares of the Company’s common stock and warrants to acquire additional shares of the Company’s common stock. See Note 10.

Form S-3 Shelf Registration Statement

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

Increase in Shares Under Amended and Restated 2003 Stock Plan

At the Company’s 2012 Annual Meeting of Stockholders, our stockholders approved a proposal to increase the number of shares of the Company’s common stock available for issuance under the Company’s Amended and Restated 2003 Stock Plan from 140,000 to 340,000 shares.

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

Dividends

During each of the years ended September 30, 2013 and 2012, the Company accrued dividends of $1,918, payable to holders of Series E preferred stock. No dividends were paid in 2013 or 2012.

Note 10:	Warrants

As discussed in Note 8, the Company issued several Notes and converted them into shares of common stock, resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at September 30, 2013:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value

Outstanding at September 30, 2012	109,139	$2.85	4.95	253,202
Granted	846,363	1.78
Exercised	–	–
Outstanding at September 30, 2013	955,502	$1.90	4.39	1,471,998
Exerciseable at September 30, 2013	955,502	$1.90	4.39	1,471,998

The warrants were valued using the Black-Scholes pricing model with the following assumptions:

Volatility	121%-127%
Risk-free interest rate	.74% -.89%
Expected term	5 years
Forfeiture rate	0%
Dividend yield rate	0%

Note 11:	Stock Based Compensation

Restricted Stock Awards

The Company previously maintained the 2003 Amended and Restated 2003 Stock Plan (“2003 Plan”), which was approved by the Company’s stockholders, for the issuance of stock-based compensation awards. As amended, the Company was permitted to issue an aggregate of 340,000 shares of common stock under the 2003 Plan. All Company personnel and contractors are eligible to participate in the 2003 Plan. By its terms, the 2003 Plan expired on July 21, 2013 (which was the tenth anniversary of the effective date of the 2003 Plan), and no new awards were made thereafter. The Company anticipates implementing a new equity incentive plan to replace the 2003 Plan.

In September 2011, in an effort to preserve cash, the Board, after consultation with the Compensation Committee, entered into an agreement to compensate the members of the Board for their monthly retainer and other services as directors and/or members of the Board’s various standing committees through the award of shares of the Company’s common stock under the 2003 Plan. Since inception an aggregate of 83,495 shares were issued to members of the Board of Directors. During the year ended September 30, 2013, 26,484 shares were issued to the Board of Directors.

As of September 30, 2013, there were 134,816 shares authorized under the 2003 Plan that were granted and remain outstanding and fully vested.

The following table sets forth the activity with respect to unvested restricted stock grants (results reported in post-split amounts):

Outstanding (unvested) at September 30, 2011	1,342
Granted	–
Forfeited	(26)
Vested	(1,053)
Outstanding (unvested) at September 30, 2012	263
Granted	–
Forfeited	–
Vested	(263)
Outstanding (unvested) at September 30, 2013	0

Stock Option Awards

From time to time, the Company grants stock option awards to officers and employees. Such awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures, using a Black-Scholes option pricing model with the following assumptions:

	Year Ended	Year Ended
	September 30, 2013	September 30, 2012

Volatility	124%-127%	–
Risk-free interest rate	.08%-.66%	–
Expected term	1-3.77 years	–
Forfeiture rate	10%	–
Dividend yield rate	0%	–

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

Stock option awards are expensed on a straight-line basis over the requisite service period. During the years ended September 30, 2013 and 2012, the Company recognized expense of $173,073 and $16,942, respectively, associated with stock option awards. At September 30, 2013, all stock compensation expense associated with issued awards has been recognized.

The following summarizes stock option activity for the year ended September 30, 2013:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2012	–
Granted	225,000	$8.47
Exercised	–
Forfeited	–
Outstanding at September 30, 2013	225,000	$8.47	5.9	–
Exercisable at September 30, 2013	25,000	$10.00	0.6	–

The following table summarizes information about the Company’s non-vested shares as of September 30, 2013:

		Weighted-Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Nonvested at September 30, 2012	–
Granted	200,000	$2.18
Nonvested at September 30, 2013	200,000	$2.18

Note 12:	Net Loss Per Share

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

The following table presents the computation of basic and diluted loss per share:

	Year Ended September 30,
	2013	2012

Loss from continuing operations	$(5,749,722)	$(1,587,641)
Less: preferred stock dividends	(1,918)	(1,918)
Loss from continuing operations applicable to common stock	(5,751,640)	(1,589,559)
Income (loss) from discontinued operations	2,708	12,433
Net loss applicable to common stock	$(5,748,932)	$(1,577,126)

Weighted average common shares outstanding - basic and diluted	3,131,420	2,068,828

Earnings per share - basic and diluted:
Loss from continuing operations	$(1.84)	$(0.77)
Discontinued operations	0.00	0.01
Net loss	$(1.84)	$(0.76)

The following potentially dilutive securities were excluded from the calculation of net loss per share because the effects are antidilutive based on the application of the treasury stock method and/or because the Company incurred net losses during the period:

	Year Ended September 30,
	2013	2012

Options to purchase shares of common stock	225,000	–
Warrants to purchase shares of common stock	955,502	109,139
Series E convertible preferred stock	127,840	127,840
Shares of non-vested restricted stock	–	263
Total potentially dilutive shares	1,308,342	237,242

Note 13:	Restructuring Activities

In May 2011 the Company ceased the Direct Sales business and migrated the remaining customers to Reach Local in exchange for 10% and 5% of gross revenues derived from such customers during the first and second year, respectively. The Company recorded $816 and $6,053 in revenues for this agreement during the years ended September 30, 2013 and 2012, respectively. In connection with the discontinued Direct Sales business, seven employees were terminated. See Note 4.

Note 14:	Related Party Transactions

Convertible Notes with ICG

As described in Note 8, during 2012 and 2013 the Company entered into a series of convertible note purchase agreements with ICG, an entity owned by Jon Isaac, the Company’s President and Chief Executive Officer and a director on the Company’s Board group. Under these agreements, the Company received gross proceeds of $1,250,000 and $250,000 during the years ended September 30, 2013 and 2012, respectively.

Under the terms of these agreements, ICG executed its conversion option on all then-outstanding notes during the years ended September 30, 2013 and 2012. In exchange for the conversion of $1,250,000 of convertible notes during the year ended September 30, 2013, ICG received an aggregate of 846,363 of shares of common stock and, upon conversion, ICG also received warrants to acquire an additional 846,363 shares of common stock. In exchange for the conversion of $250,000 of convertible notes during the year ended September 30, 2012, ICG received an aggregate of 109,139 of shares of common stock and, upon conversion, ICG also received warrants to acquire an additional 109,139 shares of common stock.

Because the conversion price under ICG’s notes was less than the fair market value of the stock on the date of issuance, the Company recognized a beneficial conversion feature which was treated as a debt discount and amortized on a straight line basis as interest expense until the date of conversion, at which time all remaining debt discount was recognized as interest expense. Additionally, the fair value of the warrants that were contingently issuable to ICG upon conversion were recognized as additional interest expense.

During the years ended September 30, 2013 and 2012, the Company recognized total interest expense of $3,291,466 and $489,594 associated with the ICG notes.

Issuance of Common Stock with ICG

As described in Note 9, during the year ended September 30, 2012, the Company issued 403,225 shares of common stock to ICG in exchange for gross proceeds of $500,000.

Note 15:	Commitments and Contingencies

Operating Leases and Service Contracts

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2016. Rent expense under these leases was $152,372 and $350,822 for the years ended September 30, 2013 and 2012, respectively. The Company has also entered into several non-cancelable service contracts.

As of September 30, 2013, future minimum annual lease payments under operating lease agreements and non-cancelable service contracts for fiscal years ended September 30 are as follows:

2014	211,767
2015	201,630
2016	57,283
2017	–
2018	–
Thereafter	–
$470,680

Litigation

The Company is party to certain legal proceedings incidental to the conduct of its business. Management believes that the outcome of pending legal proceedings will not, either individually or in the aggregate, have a material adverse effect on its business, financial position, and results of operations, cash flows or liquidity.

Except as described below, as of September 30, 2013, the Company was not a party to any pending material legal proceedings other than claims that arise in the normal conduct of its business. While management currently believes that the ultimate outcome of these routine proceedings will not have a material adverse effect on its consolidated financial condition or results of operations, litigation is subject to inherent uncertainties. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which a ruling occurs. The Company’s estimate of the potential impact of the following legal proceedings on its financial position and its results of operation could change in the future.

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

The settlement agreement required $150,000 to be paid to plaintiff’s counsel, $10,000 to be paid to GES as the “representative plaintiff,” and $70 to be paid to each eligible class member. The Court granted final approval of the settlement on April 26, 2013 and the Court’s order became final on May 27, 2013. All class member claims have been paid and the last attorneys’ fee payment was made on November 23, 2013. Accordingly, the litigation is fully resolved and the matter closed.

J3 Harmon LLC v. LiveDeal, Inc.

On February 9, 2012, J3 Harmon LLC, which we refer to as J3, filed a lawsuit against us in the Superior Court for Maricopa County in the State of Arizona, alleging breach of a commercial lease agreement. J3 sought damages for alleged unpaid rents during the lease term as well as alleged damages for storage costs after the expiration of the lease term. We denied the allegations and asserted various affirmative defenses. In September 2012, the Maricopa County Superior Court entered a judgment in favor of J3 in the sum of $62,886.13.   We appealed this judgment.

On October 1, 2013, the Arizona Court of Appeals affirmed in part and reversed in part on the principal damages and remanded the matter for judgment. Subsequently, the Maricopa County Superior Court entered Judgment on Mandate against the Company in the principal sum of $46,636.31 and attorneys’ fees of $5,624.40, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. The Company anticipates paying the judgment during the fiscal quarter ending March 31, 2014 and, upon such payment, the matter will be resolved. As of September 30, 2013, the Company maintained an accrual of $52,261 related to this matter.

LEC Billings

The Company has historically billed a significant amount of our legacy business revenues through LEC billing channels. The largest LEC billing companies ceased billing for third parties in 2012. .If we are not able to obtain alternative billing methods for these customers, the number of legacy subscribers and our revenues will decline, which could materially and adversely affect our operating results and financial condition. The Company had approximately $73,000 of revenues billed through LEC billing channels for the year ended September 30, 2013. LEC billing channel costs related to those revenues equaled approximately $171,000 for the year ended September 30, 2013.

Except as referenced above, the Company has not recorded any accruals pertaining to its legal proceedings as they do not meet the criteria for accrual under FASB ASC 450.

Note 16:	Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of September 30, 2013 and 2012 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model.

Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the year ended September 30, 2013.

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, is as follows:

	2013			2012
	Amount	Percent		Amount	Percent

Federal statutory rates	$(1,953,982)	34%		$(535,573)	34%
State income taxes	(193,167)	3%		(52,946)	3%
Write off of deferred tax asset related to vested restricted stock	–	0%		10,670	(1%	)
Permanent differences	15,967	(0%	)	3,411	(0%	)
Valuation allowance against net deferred tax assets	2,131,183	(37%	)	574,438	(36%	)
Other		0%			0%
Effective rate	$–	0%		$–	0%

At September 30, deferred income tax assets and liabilities were comprised of:

	2013	2012
Deferred income tax asset, current:
Book to tax differences in accounts receivable	$382,218	$582,549
Book to tax differences in prepaid assets and accrued expenses	8,425	(7,774)
Total deferred income tax asset, current	390,643	574,775
Less: valuation allowance	(390,643)	(574,775)
Deferred income tax asset, current, net	–	–

Deferred income tax asset, long-term:
Net operating loss carryforwards	12,821,092	10,012,906
Book to tax differences for stock based compensation	6,407	6,407
Book to tax differences in intangible assets	6,693,536	6,961,861
Book to tax differences in other	326	326
Book to tax differences in depreciation	(2,297,221)	(2,072,674)
Total deferred income tax asset, long-term	17,224,140	14,908,825
Less: valuation allowance	(17,224,140)	(14,908,825)
Deferred income tax asset, net	–	–

Total deferred income tax asset	$–	$–

The Company has recorded as of September 30, 2013 a valuation allowance of $17,224,140, as it believes that it is more likely than not that the deferred tax assets will not be realize in future years. Management has based its assessment on available historical and projected operating results.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2013.

As part of its deferred tax assets, the Company has net operating loss carry-forwards resulting from its acquisition of LiveDeal, Inc. in fiscal 2007. Such amounts are subject to IRS code section 382 limitations and expire in 2027. The 2007 to 2010 tax years are still subject to audit.

Note 17:	Concentration of Credit Risk

The Company maintains cash balances at banks in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2013. At times, balances may exceed federally insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. The billing companies and LECs charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at September 30, 2013 and 2012 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with LEC service providers. Three such entities accounted for 44%, 25% and 18% of gross receivables at September 30, 2013 as compared to 35%, 27% and 15% of gross receivables at September 30, 2012.

Note 18:	Segment Reporting

After discontinuing the Company’s Direct Sales business as described in Note 4, as of September 30, 2013, the Company only operated one business segment. All of the Company’s revenues are with external customers, are derived from operations in the United States, and no single customer accounts for more than 10% of the Company’s revenues.

Note 19:	Subsequent Events Disclosure

Engagement Agreement with Chardan Capital Markets LLC (At-The-Market Offering)

On January 7, 2014, we entered into an Engagement Agreement (the “Engagement Agreement”) with Chardan Capital Markets LLC (“Chardan”) pursuant to which we may issue and sell up to a maximum aggregate amount of 660,000 shares of our common stock from time to time through Chardan as our sales agent, under our shelf registration statement on Form S-3 (File No. 333-187397) previously filed with the SEC, pursuant to which any shares that are issued under the Engagement Agreement will be sold.

Upon delivery of a placement notice by the Company, and subject to the terms and conditions of the Engagement Agreement, Chardan may sell the common stock by any method that is deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including by means of ordinary brokers’ transactions at market prices on the NASDAQ Capital Market, in block transactions, through privately negotiated transactions, or as otherwise agreed by Chardan and us. Chardan will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NASDAQ.

The offering pursuant to the Engagement Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the Engagement Agreement, or (ii) termination of the Engagement Agreement as permitted therein. The Engagement Agreement may be terminated by Chardan or us at any time upon 15 days’ notice to the other party.

We will pay Chardan a commission equal to up to 3% of the gross proceeds from the sale of the common stock sold through Chardan pursuant to the Engagement Agreement and reimburse Chardan up to $15,000 in expenses. We have also provided Chardan with customary indemnification rights. No assurance can be given that we will sell any shares under the Engagement Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place.

The foregoing description of the Engagement Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Engagement Agreement, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 1.1 and incorporated herein by reference. This Annual Report on Form 10-K also incorporates by reference the Engagement Agreement into our shelf registration statement on Form S-3 (File No. 333-187397) previously filed with the SEC, pursuant to which any shares that are issued under the Engagement Agreement will be sold.

On January 9, 2014, we delivered a placement notice to Chardan to sell 12,200 shares of our common stock as part of the at-the-market offering. The shares were sold for approximately $8.93 per share, resulting in gross proceeds of approximately $109,000. Net proceeds to us, after payment of Chardan’s 3% commission was approximately $106,000.

Convertible Note Transaction ($5 Million Line of Credit)

On January 7, 2014, the Company entered into a Note Purchase Agreement (“Purchase Agreement”) with Kingston Diversified Holdings LLC (the “Investor”), pursuant to which the Investor agreed to purchase for cash up to $5,000,000 in aggregate principal amount of the Company’s Convertible Notes (“Notes”). The Purchase Agreement and the Notes, which are unsecured, provide that all amounts payable by the Company to the Investor under the Notes will be due and payable on the second (2nd) anniversary of the date of the Purchase Agreement (the “Maturity Date”).

The Purchase Agreement and the Notes provide that:

—	Either the Company or the Investor will have the right to cause the sale and issuance of Notes pursuant to the Purchase Agreement, provided that NASDAQ’s approval of the Purchase Agreement and transactions contemplated thereby is a condition precedent to each party’s right to cause any borrowings to occur under the Purchase Agreement.

—	Each Note must be in a principal amount of at least $100,000.

—	The Notes are issuable at a 5% discount and will accrue interest at an annual interest rate equal to 8%. All interest will be payable on the Maturity Date or upon the conversion of the applicable Note.

—	The Company has the option to prepay each Note, in whole or in part, at any time without premium or penalty.

—	the Company or the Investor may elect at any time on or before the Maturity Date to convert the principal and accrued but unpaid interest due under any Note into shares of the Company’s common stock. The conversion price applicable to any such conversion will be an amount equal to 70% of the lesser of: (i) the closing bid price of the common stock on the date of the Purchase Agreement (i.e., $9.35 per share); or (ii) the 10-day volume weighted average closing bid price for the common stock, as listed on NASDAQ for the 10 business days immediately preceding the date of conversion (the “Average Price”); provided, however, that in no event will the Average Price per share be less than $1.00. For example, if the Average Price is $0.50 per share, then for purposes of calculating the conversion price, the Average Price per share would be $1.00 per share instead of $0.50 per share.

—	If either party elects to convert all or any portion of any Note, the Company must issue to the Investor on the date of the conversion a warrant (“Contingent Warrant”) to purchase a number of shares of the Company’s common stock equal to the number of shares issuable upon conversion. This number of shares is subject to adjustment in the event of stock splits or combinations, stock dividends, certain pro rata distributions, and certain fundamental transactions. Each Contingent Warrant will be exercisable for a period of five (5) years following the date of its issuance at an exercise price equal to 110% of the conversion price of the applicable Note (with the exercise price being subject to adjustment under the same conditions as the number of shares for which the warrant is exercisable.) The Contingent Warrants provide that they may be exercised in whole or in part and include a cashless exercise feature.

—	The Notes provide that, upon the occurrence of any Event of Default, all amounts payable to the Investor will become immediately due and payable without any demand or notice. The events of default (“Events of Default”) which trigger the acceleration of the Notes include (among other things): (i) the Company’s failure to make any payment required under the Notes when due (subject to a three-day cure period), (ii) the Company’s failure to comply with its covenants and agreements under the Purchase Agreement, the Notes and any other transaction documents, and (iii) the occurrence of a change of control with respect to the Company.

—	The Company (i) is required to provide certain financial and other information to the Investor from time to time, (ii) must maintain its corporate existence, business, assets, properties, insurance and records in accordance with the requirements set forth in the Purchase Agreement, (iii) with certain exceptions, must not incur or suffer to exist any liens or other encumbrances with respect to the Company’s property or assets, (iv) must not make certain loans or investments except in compliance with the terms of the Purchase Agreement, and (v) must not enter into certain types of transactions, including dispositions of its assets or business.

—	The Company agreed to use commercially reasonable efforts to obtain, as promptly as practicable, any approvals of the Company’s stockholders required under applicable law or NASDAQ Listing Rules in connection with the transactions contemplated by the Purchase Agreement. Unless and until any such stockholder approvals are obtained, in no event will the Investor be entitled to convert any Notes and/or exercise any Contingent Warrants to the extent that any such conversion or exercise would result in the Investor acquiring in such transactions a number of shares of the Company’s common stock exceeding 19.99% of the number of shares of common stock issued and outstanding immediately prior to the Company’s entry into the Purchase Agreement.

—	The Investor will be entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price for any Note(s) issued pursuant to the Purchase Agreement. If any such dilutive issuance occurs prior to the conversion of one or more Notes, the conversion price for such Note(s) will be adjusted downward pursuant to its terms (subject to a floor of $0.70 per share). If any such dilutive issuance occurs after the conversion of one or more Notes, the Investor will be entitled to be issued additional shares of common stock for no consideration, and to an adjustment of the exercise price payable under the applicable Contingent Warrant(s). With respect to each Note actually issued pursuant to the Purchase Agreement, the Investor’s anti-dilution rights will expire two (2) years following the date of issuance.

The foregoing description of the Purchase Agreement, the Notes and the Contingent Warrants contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of such documents, copies of which are attached to this Annual Report on Form 10-K as Exhibits 10.10, 10.11 and 10.12, respectively, and incorporated herein by reference

2014 Omnibus Equity Incentive Plan

On January 7, 2014, our Board of Directors adopted the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which authorizes the issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights and unrestricted ordinary shares to our officers, employees, directors, consultants and advisors. The Company has reserved up to 600,000 shares of common stock for issuance under the 2014 Plan. Pursuant to Nasdaq Listing Rule 5635(c), the Company intends to seek stockholder approval of the 2014 Plan at our 2014 Annual Meeting of Stockholders.

Resignation of Director

On January 9, 2014, John Kocmur informed the Board of Directors of his decision to resign as a director of the Company, effective immediately. Mr. Kocmur did not resign because of any disagreement relating to the Company’s operations, policies or practices.

Note 20:	Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for 2013 and 2012 follows:

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2011	2012	2012	2012

Net revenues	$851,413	$821,701	$777,857	$619,532
Gross profit	615,594	595,093	669,196	475,163
Loss from continuing operations	(195,218)	(259,222)	(289,714)	(843,487)
Income (loss) from discontinued operations	3,580	229	7,944	680
Net loss	$(191,638)	$(258,993)	$(281,770)	$(842,807)

Earnings per share information- basic and diluted:

Loss from continuing operations	$(0.18)	$(0.11)	$(0.12)	$(0.36)
Discontinued operations
Net loss	$(0.18)	(0.11)	$(0.12)	$(0.35)

Weighted Avg common shares outstanding	1,043,960	2,345,253	2,402,168	2,487,911

	Quarter Ended
	December 31,	March 31,	June 30,	September 30,
	2012	2013	2013	2013

Net revenues	$572,535	$555,084	$606,867	$617,382
Gross profit	469,899	438,171	427,946	$99,521
Loss from continuing operations	(1,062,472)	(3,215,467)	(511,464)	$(960,319)
Income (loss) from discontinued operations	1,963	450	295	$–
Net loss	$(1,060,509)	$(3,215,017)	$(511,169)	$(960,319)

Earnings per share information- basic and diluted:

Loss from continuing operations	$(0.40)	$(1.15)	$(0.15)	$(0.27)
Discontinued operations
Net loss	$(0.40)	(1.15)	$(0.15)	$(0.27)

Weighted Avg common shares outstanding	2,653,937	2,793,023	3,437,736	3,570,410

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to a permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013 has not been audited by our auditors, Kabani & Company, or any other independent registered accounting firm.

ITEM 9B. Other Information

Engagement Agreement with Chardan Capital Markets LLC (At-The-Market Offering)

On January 7, 2014, we entered into an Engagement Agreement (the “Engagement Agreement”) with Chardan Capital Markets LLC (“Chardan”) pursuant to which we may issue and sell up to a maximum aggregate amount of 660,000 shares of our common stock from time to time through Chardan as our sales agent, under our shelf registration statement on Form S-3 (File No. 333-187397) previously filed with the SEC, pursuant to which any shares that are issued under the Engagement Agreement will be sold.

Upon delivery of a placement notice by the Company, and subject to the terms and conditions of the Engagement Agreement, Chardan may sell the common stock by any method that is deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including by means of ordinary brokers’ transactions at market prices on the NASDAQ Capital Market, in block transactions, through privately negotiated transactions, or as otherwise agreed by Chardan and us. Chardan will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NASDAQ.

The offering pursuant to the Engagement Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the Engagement Agreement, or (ii) termination of the Engagement Agreement as permitted therein. The Engagement Agreement may be terminated by Chardan or us at any time upon 15 days’ notice to the other party.

We will pay Chardan a commission equal to up to 3% of the gross proceeds from the sale of the common stock sold through Chardan pursuant to the Engagement Agreement and reimburse Chardan up to $15,000 in expenses. We have also provided Chardan with customary indemnification rights. No assurance can be given that we will sell any shares under the Engagement Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place.

On January 9, 2014, we delivered a placement notice to Chardan to sell 12,200 shares of our common stock as part of the at-the-market offering. The shares were sold for approximately $8.93 per share, resulting in gross proceeds of approximately $109,000. Net proceeds to us, after payment of Chardan’s 3% commission was approximately $106,000.

The foregoing description of the Engagement Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Engagement Agreement, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 1.1 and incorporated herein by reference. This Annual Report on Form 10-K also incorporates by reference the Engagement Agreement into our shelf registration statement on Form S-3 (File No. 333-187397) previously filed with the SEC, pursuant to which any shares that are issued under the Engagement Agreement will be sold.

Convertible Note Transaction ($5 Million Line of Credit)

On January 7, 2014, the Company entered into a Note Purchase Agreement (“Purchase Agreement”) with Kingston Diversified Holdings LLC (the “Investor”), pursuant to which the Investor agreed to purchase for cash up to $5,000,000 in aggregate principal amount of the Company’s Convertible Notes (“Notes”). The Purchase Agreement and the Notes, which are unsecured, provide that all amounts payable by the Company to the Investor under the Notes will be due and payable on the second (2nd) anniversary of the date of the Purchase Agreement (the “Maturity Date”).

The Purchase Agreement and the Notes provide that:

—	Either the Company or the Investor will have the right to cause the sale and issuance of Notes pursuant to the Purchase Agreement, provided that NASDAQ’s approval of the Purchase Agreement and transactions contemplated thereby is a condition precedent to each party’s right to cause any borrowings to occur under the Purchase Agreement.

—	Each Note must be in a principal amount of at least $100,000.

—	The Notes are issuable at a 5% discount and will accrue interest at an annual interest rate equal to 8%. All interest will be payable on the Maturity Date or upon the conversion of the applicable Note.

—	The Company has the option to prepay each Note, in whole or in part, at any time without premium or penalty.

—	Either the Company or the Investor may elect at any time on or before the Maturity Date to convert the principal and accrued but unpaid interest due under any Note into shares of the Company’s common stock. The conversion price applicable to any such conversion will be an amount equal to 70% of the lesser of: (i) the closing bid price of the common stock on the date of the Purchase Agreement (i.e., $9.35 per share); or (ii) the 10-day volume weighted average closing bid price for the common stock, as listed on NASDAQ for the 10 business days immediately preceding the date of conversion (the “Average Price”); provided, however, that in no event will the Average Price per share be less than $1.00. For example, if the Average Price is $0.50 per share, then for purposes of calculating the conversion price, the Average Price per share would be $1.00 per share instead of $0.50 per share.

—	If either party elects to convert all or any portion of any Note, the Company must issue to the Investor on the date of the conversion a warrant (“Contingent Warrant”) to purchase a number of shares of the Company’s common stock equal to the number of shares issuable upon conversion. This number of shares is subject to adjustment in the event of stock splits or combinations, stock dividends, certain pro rata distributions, and certain fundamental transactions. Each Contingent Warrant will be exercisable for a period of five (5) years following the date of its issuance at an exercise price equal to 110% of the conversion price of the applicable Note (with the exercise price being subject to adjustment under the same conditions as the number of shares for which the warrant is exercisable.) The Contingent Warrants provide that they may be exercised in whole or in part and include a cashless exercise feature.

—	The Notes provide that, upon the occurrence of any Event of Default, all amounts payable to the Investor will become immediately due and payable without any demand or notice. The events of default (“Events of Default”) which trigger the acceleration of the Notes include (among other things): (i) the Company’s failure to make any payment required under the Notes when due (subject to a three-day cure period), (ii) the Company’s failure to comply with its covenants and agreements under the Purchase Agreement, the Notes and any other transaction documents, and (iii) the occurrence of a change of control with respect to the Company.

—	The Company (i) is required to provide certain financial and other information to the Investor from time to time, (ii) must maintain its corporate existence, business, assets, properties, insurance and records in accordance with the requirements set forth in the Purchase Agreement, (iii) with certain exceptions, must not incur or suffer to exist any liens or other encumbrances with respect to the Company’s property or assets, (iv) must not make certain loans or investments except in compliance with the terms of the Purchase Agreement, and (v) must not enter into certain types of transactions, including dispositions of its assets or business.

—	The Company agreed to use commercially reasonable efforts to obtain, as promptly as practicable, any approvals of the Company’s stockholders required under applicable law or NASDAQ Listing Rules in connection with the transactions contemplated by the Purchase Agreement. Unless and until any such stockholder approvals are obtained, in no event will the Investor be entitled to convert any Notes and/or exercise any Contingent Warrants to the extent that any such conversion or exercise would result in the Investor acquiring in such transactions a number of shares of the Company’s common stock exceeding 19.99% of the number of shares of common stock issued and outstanding immediately prior to the Company’s entry into the Purchase Agreement.

—	The Investor will be entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price for any Note(s) issued pursuant to the Purchase Agreement. If any such dilutive issuance occurs prior to the conversion of one or more Notes, the conversion price for such Note(s) will be adjusted downward pursuant to its terms (subject to a floor of $0.70 per share). If any such dilutive issuance occurs after the conversion of one or more Notes, the Investor will be entitled to be issued additional shares of common stock for no consideration, and to an adjustment of the exercise price payable under the applicable Contingent Warrant(s). With respect to each Note actually issued pursuant to the Purchase Agreement, the Investor’s anti-dilution rights will expire two (2) years following the date of issuance.

The foregoing description of the Purchase Agreement, the Notes and the Contingent Warrants contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of such documents, copies of which are attached to this Annual Report on Form 10-K as Exhibits 10.10, 10.11 and 10.12, respectively, and incorporated herein by reference

2014 Omnibus Equity Incentive Plan

On January 7, 2014, our Board of Directors adopted the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which authorizes the issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights and unrestricted ordinary shares to our officers, employees, directors, consultants and advisors. The Company has reserved up to 600,000 shares of common stock for issuance under the 2014 Plan. Pursuant to Nasdaq Listing Rule 5635(c), the Company intends to seek stockholder approval of the 2014 Plan at our 2014 Annual Meeting of Stockholders.

Resignation of Director

On January 9, 2014, John Kocmur informed the Board of Directors of his decision to resign as a director of the Company, effective immediately. Mr. Kocmur did not resign because of any disagreement relating to the Company’s operations, policies or practices.

Potential Forward Stock Split

On January 8, 2014, the Company’s Board of Directors authorized management to proceed with plans for a forward stock split with respect to the Company’s issued and outstanding common stock. The ratio for the forward stock split would be between 3:1 to 5:1. The forward stock split may be subject to stockholder and/or other approvals, and there is no assurance regarding the timing or ratio at which it will be completed or that it will be completed at all.

PART III

The information required by Part III is omitted from this Annual Report on Form 10-K because the required information will be incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be disclosed in the Proxy Statement and is incorporated by reference from the Proxy Statement.

The Company has adopted a Code of Ethics that applies to all of its officers, directors and employees.

ITEM 11. Executive Compensation

The information required by this Item will be disclosed in the Proxy Statement and is incorporated by reference from the Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be disclosed in the Proxy Statement and is incorporated by reference from the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be disclosed in the Proxy Statement and is incorporated by reference from the Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item will be disclosed in the Proxy Statement and is incorporated by reference from the Proxy Statement.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Stockholders and Board of Directors of

LIVEDEAL, INC. AND SUBSIDIARIES

We have audited the consolidated financial statements of LiveDeal, Inc. and its subsidiaries (the “Company”) as of September 30, 2013 and 2012 and for the years then ended and have issued our report thereon dated January 10, 2014. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The information included in the accompanying Schedule II–Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic consolidated financial statements. Such information for the years ended September 30, 2013 and 2012 has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Kabani & Company, Inc.

Kabani & Company, Inc.

Certified Public Accountants

January 10, 2014

SCHEDULE II

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Write-offs	Balance at End of Period

Allowance for dilution and fees on amounts due from billing aggregators

Year ended September 30, 2012	$1,477,769	$439,672		$–	$(392,315)	$1,525,126

Year ended September 30, 2013	$1,525,126	$199,577	$		$(993,926)	$730,777

Allowance for customer refunds

Year ended September 30, 2012	$145,862	$493,927	$		$(605,678)	$34,111

Year ended September 30, 2013	$34,111	$133,737	$		$(161,567)	$6,281

(3) The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description	Previously Filed as Exhibit	Date Previously Filed

1.1	Engagement Agreement, dated as of January 7, 2014, by and between the Registrant and Chardan Capital Markets LLC	Filed herewith

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2007	8/15/07

3.1.1	Certificate of Change	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2010	9/7/10

3.1.2	Certificate of Correction	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2013	3/11/13

3.2	Amended and Restated Bylaws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011	12/15/11

10.1*	LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007	12/20/07

10.1.1*	First Amendment to Amended and Restated 2003 Stock Plan*	Appendix A to 2009 Proxy Statement	1/29/09

10.1.2*	Second Amendment to the LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Appendix A to 2012 Proxy Statement	1/27/12

10.2*	Form of 2003 Stock Plan Restricted Stock Agreement*	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005	5/16/05

10.3*	Form of 2003 Stock Plan Stock Option Agreement*	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008	12/29/08

10.4	Securities Purchase Agreement, dated as of December 12, 2011, by and among the Registrant, and the purchasers identified on the signature pages thereto	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15,	12/15/11

10.5	Registration Rights Agreement, dated as of December 12, 2011, by and among the Registrant and the purchasers identified on the signature pages thereto	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011	12/15/11

10.5.1	Amendment No. 1 to Registration Rights Agreement, dated as of December 16, 2011, by and among the Registrant and the purchasers identified on the signature pages thereto	Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2011	12/29/11

10.6	Note Purchase Agreement, dated April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.6.1	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	Exhibit 10.12.1 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2013	1/15/13

10.6.2	Senior Subordinated Convertible Note (under Note Purchase Agreement)	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.6.3	Subordinated Guaranty (under Note Purchase Agreement)	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.6.4	Form of Warrant (under Note Purchase Agreement)	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.7	Asset Purchase Agreement, dated July 30, 2012, by and between the Registrant and LiveOpenly, Inc.	Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012	8/14/1

10.8	Employment Agreement, dated January 1, 2013, by and between the Registrant and Jon Isaac*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2013	5/14/13

10.9	Asset Purchase Agreement, dated September 9, 2013, by and between the Registrant and Novalk Apps S.A.S.	Filed herewith

10.10	Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	Filed herewith

10.11	Convertible Note (under 2014 Note Purchase Agreement)	Filed herewith

10.12	Form of Warrant (under 2014 Note Purchase Agreement)	Filed herewith

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	5/13/04

23	Consent of Kabani & Company, Inc.	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 200	Filed herewith

32	Certification pursuant to 18 U.S.C. Section 1350	Filed herewith

101†	The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2013 and 2012, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2013 and 2012, (iii) Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements	Filed herewith

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

Dated: January 10, 2014	/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer (Principal Executive, and Financial Officer)

BOARD OF DIRECTORS

Signature	Title	Date

/s/ Richard D. Butler	Director	January 10, 2014
Richard D. Butler

/s/ Dennis Gao	Director	January 10, 2014
Dennis Gao

/s/ Jon Isaac	Director	January 10, 2014
Jon Isaac

/s/ Tony Isaac	Director	January 10, 2014
Tony Isaac

/s/ Greg LeClaire	Director	January 10, 2014
Greg LeClaire

