Form 10-K/A
period 2013-09-30
LIVEDEAL INC
filed 2014-01-28
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ____________

Commission File Number: 001-33937

LiveDeal, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	85-0206668
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

325 East Warm Springs Road, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, as of January 27, 2014, was 4,397,114 shares.

EXPLANATORY NOTE

This Amendment No. 1 amends LiveDeal, Inc.’s (“LiveDeal” or the “Company”) Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which was filed with the Securities and Exchange Commission (“SEC”) on January 10, 2014 (the “Original Filing”). The Company is filing this Amendment No. 1 to provide the information required in Part III of Form 10-K, because the Company is still finalizing the proposals to be considered at its Annual Meeting of Stockholders and, accordingly, the definitive Proxy Statement relating to such Annual Meeting will be filed after the date hereof. In lieu of filing a Current Report on Form 8-K, the Company is also disclosing certain information in Item 9B of this Amendment No. 1. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

NOTE REGARDING FORWARD STOCK SPLIT: On January 23, 2014, our Board of Directors approved a 3-for-1 forward stock split with respect to the Company’s common stock. Stockholders will receive three shares of common stock for every one share of common stock owned on the record date of February 3, 2014. The additional shares will be distributed as of the close of business on February 11, 2014. The forward stock split will be effected on NASDAQ at the open of trading on February 12, 2014. In connection with the forward stock split, the Company’s authorized shares of common stock will also increase from 10,000,000 shares to 30,000,000 shares. Because the forward stock split has not yet been completed as of the date of this Amendment No. 1, references to share amounts in this filing have not been updated to reflect the impact of the forward stock split.

PART II

ITEM 9B. Other Information

On January 26, 2014, Greg A. LeClaire informed the Board of Directors of his decision to resign as a director of the Company and as Chairman of our Audit Committee, effective immediately. Mr. LeClaire did not resign because of any disagreement relating to the Company’s operations, policies or practices.

On January 27, 2014, the Company’s Board of Directors appointed Kenneth L. Waggoner as a director of the Company to fill the vacancy created by Mr. LeClaire’s resignation. Mr. Waggoner will serve a term in office until the Company’s next Annual Meeting of Stockholders (at which Mr. Waggoner will be nominated for re-election), or until his earlier resignation or removal in accordance with the Company’s Amended and Restated Bylaws. Mr. Waggoner was also appointed to serve as a member of the Company’s Audit Committee, effective immediately. The Board of Directors has affirmatively determined that Mr. Waggoner is an “independent director” for purposes of the rules and regulations of the Securities and Exchange Commission and the NASDAQ Capital Market, and that he has the other qualifications required for service on the Audit Committee. The Board is still considering whether Mr. Waggoner will be appointed to serve on the Company’s Compensation Committee and/or Corporate Governance and Nominating Committee. Mr. Waggoner will be compensated for his service as a member of the Board of Directors and such committee(s) in accordance with the Company’s customary policies and practices.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth for each director and executive officer of the Company his age and position as of January 27, 2014:

Name	Age	Title
Jon Isaac	31	President, Chief Executive Officer and Director
Tony Isaac	59	Financial Planning and Strategist/Economist and Director
Richard D. Butler, Jr.	64	Director
Dennis (De) Gao	33	Director
Kenneth L. Waggoner	65	Director

Certain Family Relationships

Jon Isaac, who is a director and serves as our President and Chief Executive Officer, is the son of Tony Isaac, who is also a director and serves as our Financial Planning and Strategist/Economist.

Director Biographies and Qualifications

Jon Isaac

Mr. Jon Isaac has served as a director of our Company since December 2011 and became our President and Chief Executive Officer in January 2012. He is the founder of Isaac Organization, a privately held investment company. At Isaac Organization, Mr. Isaac has closed a variety of multi-faceted real estate deals and has experience in aiding public companies to implement turnarounds and in raising capital. Mr. Isaac studied Economics and Finance at the University of Ottawa, Canada.

Specific Qualifications:

•	Relevant educational background and business experience.
•	Experience in aiding public companies to implement turnarounds and in raising capital.

Tony Isaac

Mr. Tony Isaac has served as a director of our Company since December 2011 and began serving as the Company’s Financial Planning and Strategist/Economist in July 2012. He is the Chairman and Co-Founder of Isaac Organization, a privately held investment company. Mr. Isaac has invested in various companies, both private and public from 1980 to present. Mr. Isaac’s specialty is negotiation and problem-solving of complex real estate and business transactions. Mr. Isaac graduated from Ottawa University in 1981, where he majored in Commerce and Business Administration and Economics.

Specific Qualifications:

•	Relevant educational background and business experience.
•	Experience in negotiation and problem-solving of complex real estate and business transactions.

Richard D. Butler, Jr. Audit Committee Member Corporate Governance and Nominating Committee Chairman

Mr. Butler is Chairman of the Corporate Governance and Nominating Committee and has served as a director and member of the Audit Committee of our Company since August 2006 (including YP.com from 2006-2007). He is a veteran savings and loan and mortgage banking executive, co-founder and major shareholder of Aspen Healthcare, Inc. and Ref-Razzer Corporation, former Chief Executive Officer of Mt. Whitney Savings Bank, Chief Executive Officer of First Federal Mortgage Bank, Chief Executive Officer of Trafalgar Mortgage, and Executive Officer & Member of the President’s Advisory Committee at State Savings & Loan Association (peak assets $14 billion) and American Savings & Loan Association (NYSE: FCA; peak assets $34 billion). Mr. Butler attended Bowling Green University in Ohio, San Joaquin Delta College in California and Southern Oregon State College.

Specific Qualifications:

•	Relevant educational background and business experience.
•	Extensive experience as Chief Executive Officer for several companies in the banking and finance industries.
•	Experience as a public company director.
•	Experience in workouts and restructurings, mergers, acquisitions, business development, and sales and marketing.
•	Background and experience in finance required for service on Audit Committee.

Dennis (De) Gao Audit Committee Member

Mr. Gao has served as a director of our Company and as a member of the Audit Committee since January 2012.  In July 2010, Mr. Gao co-founded and became the CFO at Oxstones Capital Management, a privately held company and a social and philanthropic enterprise, serving as an idea exchange for the global community.  Prior to establishing Oxstones Capital Management, from June 2008 until July 2010, Mr. Gao was a product owner at Procter and Gamble for its consolidation system and was responsible for the Procter and Gamble’s financial report consolidation process.  From May 2007 to May 2008, Mr. Gao was a financial analyst at the Internal Revenue Service's CFO division. Mr. Gao has a dual major Bachelor of Science degree in Computer Science and Economics from University of Maryland, and an M.B.A. specializing in finance and accounting from Georgetown University’s McDonough School of Business.

Specific Qualifications:

•	Relevant educational background and business experience.
•	Background and experience in finance required for service on Audit Committee.
•	Experience having ultimate responsibility for the preparation and presentation of financial statements (“financial literacy” required by applicable NASDAQ rules for service as Audit Committee chairman).
•	“Audit Committee Financial Expert” for purposes of SEC rules and regulations (required for service as Audit Committee chairman).

Kenneth L. Waggoner Audit Committee Member

Mr. Waggoner has served as a director of our Company and as a member of the Audit Committee since January 2014. He is the Chief Executive Officer and President of Nuvilex, Inc., a biotechnology company focused on developing and preparing to commercialize treatments for cancer and diabetes based upon a proprietary cellulose-based live-cell encapsulation technology, called Cell-in-a-Box™. This unique technology will be used as a platform upon which treatments for several types of cancer, including advanced, inoperable pancreatic cancer, and diabetes are being built. Mr. Waggoner has almost four decades of experience in management, business, operations and law. He started his career as an attorney in private practice. Notably, he was a senior partner with Brobeck, Phleger and Harrison, named one of the top two law firms worldwide that provide services to biotechnology clients including Chiron, Amgen, Biogen Idec, Sangamo, Ligand, DepoTech and many others. He was the Managing Partner of Brobeck’s Los Angeles office. Mr. Waggoner was also a member of the Executive Committee for almost 10 years and on the Policy Committee for numerous years managing Brobeck’s worldwide operations with annual revenues in excess of $750,000,000. While at Brobeck, Mr. Waggoner was the Co-Chairman of Brobeck’s world-wide Environmental Law Group. Further highlights of Mr. Waggoner’s career include leadership and legal positions with several start-up companies, including LiveDeal, Inc., during the last several years as well as working with Fortune 500 companies most of his professional career. During his tenure with Chevron, Mr. Waggoner served as the Vice President and General Counsel of its Global Downstream operations where he was responsible for the overall management of legal services to the North American, Latin American, Europe and Asian Products Companies.  At Chevron, Mr. Waggoner led a successful restructuring of the company’s international Legal Department following Chevron’s acquisition of Texaco. Mr. Waggoner received his Juris Doctorate with honors in 1973 from Loyola University School of Law in Los Angeles.

Specific Qualifications:

•	Relevant educational background, business and legal experience, including in the areas of operations and mergers and acquisitions.
•	Experience as an executive officer.
•	Background and experience in finance required for service on Audit Committee.

Audit Committee

The purpose of our Audit Committee is to assist our Board of Directors in overseeing (i) the integrity of our Company’s accounting and financial reporting processes, the audits of our financial statements, as well as our systems of internal controls regarding finance, accounting, and legal compliance; (ii) our Company’s compliance with legal and regulatory requirements; (iii) the qualifications, independence and performance of our independent public accountants; (iv) our Company’s financial risk; and (v) our Company’s internal audit function. In carrying out this purpose, the Audit Committee maintains and facilitates free and open communication between the Board, the independent public accountants, and our management. Messrs. Gao (Chairman), Butler and Waggoner currently serve on our Audit Committee. Each member of the committee satisfies the independence standards specified in Rule 5605(a)(2) of the NASDAQ Listing Rules and the related rules of the SEC and has been determined by the Board to be “financially literate” with accounting or related financial management experience. The Board has also determined that Mr. Gao is an “audit committee financial expert” as defined under SEC rules and regulations, and qualifies as a financially sophisticated audit committee member as required under Rule 5605(c)(2)(A) of the NASDAQ Listing Rules. The Board has adopted a charter for the Audit Committee, a copy of which is posted on our website at ir.livedeal.com/governance-documents. The Audit Committee met four times during fiscal 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, certain of our officers and persons who own at least 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the copies of such forms filed with the SEC and on written representations provided to us by our directors and officers, all Section 16(a) filing requirements applicable to our directors, officers and 10% or greater stockholders were complied with during the fiscal year that ended September 30, 2013, with the exception of the following:

Name	No. Late Reports (Form 4s)	No. Transactions Covered
Jon Isaac/Isaac Capital Group, LLC	4	4
Richard D. Butler, Jr.	9	9
Thomas J. Clarke, Jr.	8	8
John Kocmur	10	10
Greg A. LeClaire	9	9

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of our Company, including the Chief Executive Officer and other principal financial and operating officers of the Company. The Code of Business Conduct and Ethics is posted on our website at ir.livedeal.com/governance-documents. If we make any amendment to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on Form 8-K or on our website.

ITEM 11. Executive Compensation

Overview

The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide material information about the Company’s compensation philosophy, objectives and other relevant policies and to explain and put into context the material elements of the disclosure that follows in this Proxy Statement with respect to the compensation of our named executive officers (in this CD&A, referred to as the “NEOs”). For fiscal 2013, our NEOs were:

Jon Isaac, President and Chief Executive Officer

Tony Isaac, Financial Planning and Strategist/Economist

The Compensation Committee

The Compensation Committee annually reviews the performance and compensation of the Chief Executive Officer or other principal executive officer (currently, our President and Chief Executive Officer) and the Company’s other executive officers. Additionally, the Compensation Committee reviews compensation of outside directors for service on the Board and for service on committees of the Board, and administers the Company’s stock plans.

Role of Executives in Determining Executive Compensation

The Chief Executive Officer or other principal executive officer (currently, our President and Chief Executive Officer) provides input to the Compensation Committee regarding the performance of the other NEOs and offers recommendations regarding their compensation packages in light of such performance. The Compensation Committee is ultimately responsible, however, for determining the compensation of the NEOs, including the Chief Executive Officer or other principal executive officer.

Compensation Philosophy and Objectives

The Compensation Committee and the Board believe that the Company’s compensation programs for its executive officers should reflect the Company’s performance and the value created for its stockholders. In addition, we believe the compensation programs should support the goals and values of the Company and should reward individual contributions to the Company’s success. Specifically, the Company’s executive compensation program is intended to:

•	attract and retain the highest caliber executive officers;
•	drive achievement of business strategies and goals;
•	motivate performance in an entrepreneurial, incentive-driven culture;
•	closely align the interests of executive officers with the interests of the Company’s stockholders;
•	promote and maintain high ethical standards and business practices; and
•	reward results and the creation of stockholder value.

Factors Considered in Determining Compensation; Components of Compensation

The Compensation Committee makes executive compensation decisions on the basis of total compensation, rather than on individual components of compensation. We attempt to create an integrated total compensation program structured to balance both short and long-term financial and strategic goals. Our compensation should be competitive enough to attract and retain highly skilled individuals. In this regard, we utilize a combination of between two to four of the following types of compensation to compensate our executive officers:

•	base salary;
•	performance bonuses, which may be earned annually depending on the Company’s achievement of pre-established goals;
•	cash bonuses given at the discretion of the Board; and
•	equity compensation, consisting of restricted stock and/or stock options.

The Compensation Committee periodically reviews each executive officer’s base salary and makes appropriate recommendations to the Board. Salaries are based on the following factors:

•	the Company’s performance for the prior fiscal years and subjective evaluation of each executive’s contribution to that performance;
•	the performance of the particular executive in relation to established goals or strategic plans; and
•	competitive levels of compensation for executive positions based on information drawn from compensation surveys and other relevant information.

Performance bonuses and equity compensation are awarded based upon the recommendation of the Compensation Committee. Restricted stock is granted under the Company’s stockholder-approved equity incentive plan(s) and is priced at 100% of the closing price of the Company’s common stock on the date of grant. Incentive and/or non-qualified stock options are generally granted under the Company’s stockholder-approved equity incentive plan(s), as well, with the exercise price of such options set at 100% of the closing price of the Company’s common stock on the date of grant. These grants are made with a view to linking executives’ compensation to the long-term financial success of the Company.

Use of Benchmarking and Compensation Peer Groups

The Compensation Committee did not utilize any benchmarking measure in fiscal 2013 and traditionally has not tied compensation directly to a specific profitability measurement, market value of the Company’s common stock or benchmark related to any established peer or industry group. Salary increases are based on the terms of the NEOs’ employment agreements, if applicable, and correlated with the Board’s and the Compensation Committee’s assessment of each NEO’s performance. The Company also generally seeks to increase or decrease compensation, as appropriate, based upon changes in an executive officer’s functional responsibilities within the Company. Historically, the Compensation Committee has not used outside consultants in determining the compensation of the NEOs, and no such consultants were engaged during fiscal 2013.

Other Compensation Policies and Considerations; Tax Issues and Risk Management

The intention of the Company has been to compensate the NEOs in a manner that maximizes the Company’s ability to deduct such compensation expenses for federal income tax purposes. However, the Compensation Committee has the discretion to provide compensation that is not “performance-based” under Section 162(m) of the Code it determines that such compensation is in the best interests of the Company and its stockholders. For fiscal 2013, the Company expects to deduct all compensation expenses paid to the NEOs.

On an annual basis, the Compensation Committee evaluates the Company’s compensation policies and practices for its employees, including the NEOs, to assess whether such policies and practices create risks that are reasonably likely to have a material adverse effect on the Company.  Based on its evaluation, the Compensation Committee has determined that the Company’s compensation policies and practices do not create such risks.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Jon Isaac, President and Chief Executive Officer (2)	2013	145,385	150,000	149,973	–	445,358
	2012	1	–	–	–	1
Tony Isaac, Financial Planning and	2013	144,000	–	–	–	144,000
Strategist/Economist	2012	27,000	–	–	–	27,000

_______________

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R) (“SFAS 123(R)”). These amounts reflect LiveDeal’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the NEOs.
(2)	Mr. Jon Isaac’s $150,000 bonus was paid pursuant to the terms of his Employment Agreement (which is described below) in consideration of the services he provided to the Company during the first 12 months of his tenure as President and Chief Executive Officer, when his base salary was $1 and no other compensation was paid to him.

EMPLOYMENT AGREEMENTS

On January 13, 2012, our Board of Directors appointed Jon Isaac to serve as our President and Chief Executive Officer. At the time, the Company did not enter into a written Employment Agreement with Mr. Isaac, but he was paid an annual salary of $1 for his services and was eligible to receive bonuses in such forms and amounts as determined by our Compensation Committee.

On February 14, 2013, the Company entered into a written Employment Agreement with Jon Isaac, pursuant to which he will continue serving as our President and Chief Executive Officer for the period from January 1, 2013 to January 1, 2016. The material terms of the Employment Agreement are as follows:

•	$200,000 annual base salary throughout the term of the Employment Agreement.
•	Eligibility to receive performance-based bonuses in the sole discretion of the Company’s Compensation Committee.
•	A one-time discretionary bonus of $150,000 for services performed as President and Chief Executive Officer for the previous 12 months, to be paid in cash on or before March 31, 2013. This bonus was approved by the Company’s Compensation Committee.
•	Reimbursement for reasonable housing expenses.
•	Grant of options to purchase 150,000 shares of the Company’s common stock, subject to continued employment on the applicable vesting dates and the other terms and conditions summarized below:
o	50,000 shares will vest on the first anniversary of the date of grant and be exercisable for five years after vesting at an exercise price of $5.00 per share;
o	50,000 shares will vest in 12 equal monthly installments, beginning on the date that is 13 months after the date of grant and ending on the second anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $7.50 per share; and
o	50,000 shares will vest in 12 equal monthly installments, beginning on the date that is 25 months after the date of grant and ending on the third anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $10.00 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes all stock options held by the NEOs as of the end of fiscal 2013.

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Jon Isaac	50,000 (1)	$5.00	1/1/2019
	50,000 (1)	$7.50	1/1/2020
	50,000 (1)	$10.00	1/1/2021

_______________

(1)	50,000 shares ($5.00 per share exercise price) vested on January 1, 2014. 50,000 shares ($7.50 per share exercise price) will vest in 12 equal monthly installments between February 1, 2014 and January 1, 2015. 50,000 shares ($10.00 per share exercise price) will vest in 12 equal monthly installments between February 1, 2015 and January 1, 2016.

DIRECTOR COMPENSATION

Directors who are also employees of the Company (including Mr. Jon Isaac and Mr. Tony Isaac) do not receive any separate compensation in connection with their Board service. Our non-employee directors generally receive a $25,000 annual retainer, although we make different arrangements with certain of our non-employee directors from time to time. Our Lead Director (if any) and committee chairpersons generally receive an additional annual retainer (equal to $10,000 for the Lead Director and Audit Committee Chairman, and $5,000 for the chairpersons of the other committees). In the event that the Chairman of the Board is a non-employee director, we also pay such person an additional retainer. We reimburse directors for reasonable expenses related to their Board service.

The table on the following page summarizes compensation paid to each of our non-employee directors who served in such capacity during fiscal 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Richard D. Butler, Jr.	7,500	22,500	30,000
Thomas J. Clarke, Jr. (2)	–	17,661	17,661
Dennis Gao	25,000	–	25,000
John Kocmur (3)	6,250	18,750	25,000
Greg A. LeClaire (4)	–	35,000	35,000

_______________

(1)	Amounts represent value of shares granted to directors in lieu of paying them cash director fees. Shares were granted on a monthly basis, and the number of shares granted each month was determined by dividing the cash director fee payable to the applicable director for the immediately preceding month by the price of the Company’s common stock, as reported by the NASDAQ Capital Market, on the date of grant.
(2)	Mr. Clarke resigned from the Board of Directors on May 2, 2013.
(3)	Mr. Kocmur resigned from the Board of Directors on January 9, 2014.
(4)	Mr. LeClaire resigned from the Board of Directors on January 26, 2014.

Compensation Committee Interlocks and Insider Participation

The Company typically has a Compensation Committee comprised of independent directors. During fiscal 2013, former directors Thomas J. Clarke, Jr. and Greg A. LeClaire served on the Compensation Committee, as did John Kocmur, but all such directors resigned from the Board of Directors prior to the date of this filing. The Board anticipates that it will appoint at least two independent directors to fill such vacancies in the near future, but pending such appointments, the independent members of the Board of Directors have assumed responsibility for deciding the compensation of our executive officers. No member of the Compensation Committee was at any time during the past fiscal year an officer or employee of the Company, was formerly an officer of the Company or any of its subsidiaries, or had any employment relationship with the Company or any of its subsidiaries. No executive officer of LiveDeal has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of LiveDeal.

Compensation Committee Report

The independent members of the Board of Directors have reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and, based on such review and discussions, such independent directors recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K/A.

The Independent Members of the Board of Directors Richard D. Butler, Jr. Dennis (De) Gao Kenneth L. Waggoner

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of January 27, 2014 of (i) each executive officer and each director of our Company; (ii) all executive officers and directors of our Company as a group; and (iii) each person known to the Company to be the beneficial owner of more than 5% of our common stock. We deem shares of our common stock that may be acquired by an individual or group within 60 days of January 27, 2014, pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 4,397,114 shares of common stock outstanding on January 27, 2014. The information as to beneficial ownership was either (i) furnished to us by or on behalf of the persons named or (ii) determined based on a review of the beneficial owners’ Schedules 13D/G and Section 16 filings with respect to our common stock. Unless otherwise indicated, the business address of each person listed is 325 East Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Executive Officers and Directors:
Jon Isaac (1)	2,372,562	43.8%
Tony Isaac	–	–
Richard D. Butler, Jr.	24,617	*
Dennis Gao	–	–
Kenneth L. Waggoner	–	–
All Executive Officers and Directors as a group (5 persons)	2,397,179	44.3%

Other 5% Stockholders:
Isaac Capital Group, LLC (2) 12520 High Bluff Drive, Suite 145 San Diego, California 92130	2,314,229	43.2%
Kingston Diversified Holdings LLC 535 Burleigh Private Ottawa, Ontario K1J 1J9	403,225	9.2%
John Kocmur 4482 Hortensia Street San Diego, California 92103	454,402	10.3%

____________________________

*Represents less than 1% of our issued and outstanding common stock.

(1)	Includes 1,358,727 shares of common stock owned by Isaac Capital Group, LLC (“ICG”), of which Jon Isaac is the President and sole member and according has sole voting and dispositive power with respect to such shares. Also includes warrants to purchase 955,502 additional shares of common stock at exercise prices ranging from $1.66 to $2.85 per share held by ICG. Finally, Mr. Isaac holds options to purchase up to 150,000 shares of common stock at exercise prices ranging from $5.00 to $10.00 per share, 58,333 of which are exercisable as of (or within 60 days after) January 27, 2014.

(2)	Includes 1,358,727 shares of common stock owned by ICG. Also includes warrants to purchase 955,502 additional shares of common stock at exercise prices ranging from $1.66 to $2.85 per share held by ICG.
9

Equity Compensation Plan Information

The following table summarizes securities available for issuance under LiveDeal’s equity compensation plans as of September 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	225,000	$8.47	–

Equity compensation plans not approved by security holders	–	–	–

Total	225,000	$8.47	–

_______________

(1)	Comprised of the LiveDeal, Inc. Amended and Restated 2003 Stock Plan.

LiveDeal, Inc. Amended and Restated 2003 Stock Plan

During the fiscal year ended September 30, 2002, our stockholders approved the 2002 Employees, Officers & Directors Stock Option Plan (the “2002 Plan”), which was intended to replace our 1998 Stock Option Plan (the “1998 Plan”). The 2002 Plan was never implemented, however, and no options, shares or any other securities were issued or granted under the 2002 Plan. There were 30,000 shares of our common stock authorized for issuance under the 2002 Plan. On June 30, 2003 and July 21, 2003, respectively, the Board and a majority of our stockholders terminated both the 1998 Plan and the 2002 Plan and approved our 2003 Stock Plan. The 30,000 shares of common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Stock Plan.

In April 2004, our stockholders and the Board approved an amendment to the 2003 Stock Plan to increase the aggregate number of shares available thereunder by 20,000 shares in order to have an adequate number of shares available for future grants. At our 2007 Annual Meeting, our stockholders approved an amendment that increased the aggregate number of shares available for issuance under the 2003 Stock Plan to 80,000 shares. At our 2008 Annual Meeting, our stockholders rejected an amendment that would have increased the number of shares available for issuance from 80,000 shares to 110,000 shares. At our 2009 Annual Meeting, our stockholders approved an amendment that increased the aggregate number of shares available for issuance under the 2003 Stock Plan by 60,000 shares, to 140,000 shares in the aggregate. At our 2012 Annual Meeting, our stockholders approved an amendment that increased the aggregate number of shares available for issuance under the 2003 Stock Plan by 200,000 shares, to 340,000 shares in the aggregate. The

2014 Omnibus Equity Incentive Plan

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

ICG Convertible Note Transaction

On April 3, 2012 (the “Closing Date”), the Company entered into a Note Purchase Agreement (the “ICG Purchase Agreement”) with Isaac Capital Group, LLC (“ICG”), which is a related party, pursuant to which ICG agreed to purchase for cash up to $2,000,000 in aggregate principal amount of the Company’s unsecured Subordinated Convertible Notes (“Notes”). ICG is owned by Jon Isaac, the Company’s President and Chief Executive Officer and a director on the Company’s Board. Prior to this transaction, Mr. Isaac owned 403,225 shares, or 16.8% of the Company’s outstanding common stock. The Purchase Agreement and the Notes, which are unsecured, provide that all amounts payable by the Company to ICG under the Notes were due and payable on April 3, 2013 (“Maturity Date”), provided that the Company had the option in its discretion to extend the Maturity Date by up to one (1) year if no Event of Default (as defined in the Purchase Agreement) had occurred and is continuing, and the Company was in material compliance with its agreements and covenants under the Purchase Agreement and the Notes, as of the Maturity Date. The Company exercised such option prior to the Maturity Date.

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

The Purchase Agreement and the Notes, as amended, provide that:

•	The Notes will accrue interest at an annual interest rate equal to 8%. All interest will be payable on the Maturity Date or upon the conversion of the applicable Note.
•	The Company has the option to prepay each Note, in whole or in part, at any time without premium or penalty.
•	If ICG elects to convert all or any portion of any Note, the Company must issue to ICG on the date of the conversion a warrant (“Contingent Warrant”) to purchase a number of shares of the Company’s common stock equal to the number of shares issuable upon conversion. This number of shares is subject to adjustment in the event of stock splits or combinations, stock dividends, certain pro rata distributions, and certain fundamental transactions. Each Contingent Warrant will be exercisable for a period of five (5) years following the date of its issuance at an exercise price equal to 120% of the conversion price of the applicable Note (with the exercise price being subject to adjustment under the same conditions as the number of shares for which the warrant is exercisable). The Contingent Warrants provide that they may be exercised in whole or in part and include a cashless exercise feature.
•	The Notes provide that, upon the occurrence of any Event of Default, all amounts payable to ICG will become immediately due and payable without any demand or notice.
•	The Company may issue additional Notes in an aggregate principal amount of up to $1,750,000 to ICG from time to time upon notice to ICG prior to April 3, 2013, provided that each Note must be in a principal amount of at least $100,000.
•	The Company (i) is required to provide certain financial and other information to ICG from time to time, (ii) must maintain its corporate existence, business, assets, properties, insurance and records in accordance with the requirements set forth in the Purchase Agreement, (iii) with certain exceptions, must not incur or suffer to exist any liens or other encumbrances with respect to the Company’s property or assets, (iv) must not make certain loans or investments except in compliance with the terms of the Purchase Agreement, and (v) must not enter into certain types of transactions, including dispositions of its assets or business.

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

The Company issued an initial Note in the principal amount of $250,000 to ICG on the Closing Date. On September 10, 2012, ICG elected to convert that Note at a conversion price of $2.38 per share, resulting in the issuance of 109,139 shares. In accordance with the terms of the agreement, warrants to acquire 109,139 shares were issued upon conversion with an exercise price of ($2.38 x 120%) $2.85 per share.

On December 11, 2012, the Company issued a second Note to ICG in the principal amount of $250,000, pursuant to the Purchase Agreement. On December 17, 2012, ICG elected to convert that Note at a conversion price of $2.02 per share, resulting in the issuance of 123,829 shares of the Company’s common stock and a warrant to acquire 123,829 additional shares of the Company’s common stock at an exercise price of $2.43 per share.

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

On March 28, 2013, the Company issued a fifth Note to ICG in the principal amount of $250,000 pursuant to the Purchase Agreement. On March 28, 2013, ICG elected to convert that Note, resulting in the issuance of 178,572 additional shares of the Company’s common stock and a warrant to acquire 178,572 shares at an exercise price of $1.68 per share.

The Company has used the proceeds of all Notes issued in connection with the Purchase Agreement for working capital and other general corporate purposes.

Executive Office Space

Our San Diego executive office is located at 12520 High Bluff Drive, San Diego, California, where we utilize approximately 1,600 square feet of space in Plaza Del Mar. This office is currently being provided to us by a company that is a related party to Isaac Capital Group LLC, one of our largest stockholders, which is owned by Jon Isaac, our President and Chief Executive Officer and one of our directors. The Company reimburses the entity that leases the space on a pro rata basis according to actual usage. The Company’s expenses for the space are approximately $3,800 per month.

Sale of Common Stock to Director

On September 30, 2013, we issued 44,233 shares of common stock to John Kocmur, who was at the time a member of our Board of Directors, in exchange for a cash payment of $152,160. The per share purchase price for such shares was $3.44, which was equal to the closing price of our common stock as reported on the NASDAQ Capital Market on the date of the transaction.

Procedures for Approval of Related Party Transactions

In accordance with its charter, the Audit Committee reviews and recommends for approval all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the approval of the transactions described above.

Director Independence

Each year, the Board of Directors reviews the relationships that each director has with the Company and with other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ Listing Rules and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be independent directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which a member of the Company’s Board of Directors is a director or executive officer.

After evaluating these factors, the Board of Directors has determined that a majority of the members of the Board of Directors, namely, Messrs. Butler, Gao and Waggoner, do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors and that each such director is an independent director of the Company within the meaning of NASDAQ Listing Rule 5605(a)(2) and the related rules of the SEC. The Company’s independent directors conduct executive sessions at regularly scheduled meetings as required by NASDAQ Listing Rule 5605(b)(2).

ITEM 14. Principal Accounting Fees and Services

Kabani & Company, Inc. provided audit services to the Company, consisting primarily of the annual audit of the Company’s 2013 consolidated financial statements contained in the Company’s Annual Report on Form 10-K and reviews of the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for fiscal year 2013. The following table summarizes the fees of Kabani & Company, Inc. billed to the Company for the last two fiscal years:

	2013	2012
Audit Fees	$118,500	$117,500
Audit-Related Fees	773	8,744
Tax Fees	–	18,500
All Other Fees	12,500	2,500
Total	131,773	147,244

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All 2013 and 2012 non-audit services listed above were pre-approved.

Audit Fees: This category includes the audit of our annual financial statements and review of financial statements included in our annual and periodic reports that are filed with the SEC. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control and other matters.

Audit-Related Fees: This category consists of travel expenses for the auditors.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include technical tax advice.

All Other Fees: This category includes services performed for the preparation of responses to SEC and NASDAQ correspondence, as well as reviews of Registration Statements that we file from time to time with the SEC.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description	Previously Filed as Exhibit	Date Previously Filed

1.1	Engagement Agreement, dated as of January 7, 2014, by and between the Registrant and Chardan Capital Markets LLC	Exhibit 1.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013	1/10/14

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2007	8/15/07

3.1.1	Certificate of Change	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2010	9/7/10

3.1.2	Certificate of Correction	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2013	3/11/13

3.2	Amended and Restated Bylaws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011	12/15/11

5.1	Opinion of Loeb & Loeb LLP	Exhibit 5.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013	1/10/14

10.1*	LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007	12/20/07

10.1.1*	First Amendment to Amended and Restated 2003 Stock Plan*	Appendix A to 2009 Proxy Statement	1/29/09

10.1.2*	Second Amendment to the LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Appendix A to 2012 Proxy Statement	1/27/12

10.2*	Form of 2003 Stock Plan Restricted Stock Agreement*	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005	5/16/05

10.3*	Form of 2003 Stock Plan Stock Option Agreement*	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008	12/29/08

10.4	Securities Purchase Agreement, dated as of December 12, 2011, by and among the Registrant, and the purchasers identified on the signature pages thereto	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15,	12/15/11

10.5	Registration Rights Agreement, dated as of December 12, 2011, by and among the Registrant and the purchasers identified on the signature pages thereto	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011	12/15/11

10.5.1	Amendment No. 1 to Registration Rights Agreement, dated as of December 16, 2011, by and among the Registrant and the purchasers identified on the signature pages thereto	Exhibit 10.11.1 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2011	12/29/11
14

10.6	Note Purchase Agreement, dated April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.6.1	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	Exhibit 10.12.1 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2013	1/15/13

10.6.2	Senior Subordinated Convertible Note (under Note Purchase Agreement)	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.6.3	Subordinated Guaranty (under Note Purchase Agreement)	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.6.4	Form of Warrant (under Note Purchase Agreement)	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.7	Asset Purchase Agreement, dated July 30, 2012, by and between the Registrant and LiveOpenly, Inc.	Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2012	8/14/1

10.8	Employment Agreement, dated January 1, 2013, by and between the Registrant and Jon Isaac*	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2013	5/14/13

10.9	Asset Purchase Agreement, dated September 9, 2013, by and between the Registrant and Novalk Apps S.A.S.	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013	1/10/14

10.10	Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013	1/10/14

10.11	Convertible Note (under 2014 Note Purchase Agreement)	Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013	1/10/14

10.12	Form of Warrant (under 2014 Note Purchase Agreement)	Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013	1/10/14

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	5/13/04

23	Consent of Kabani & Company, Inc.	Exhibit 23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013	1/10/14

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013	1/10/14
15

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013	1/10/14

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification pursuant to 18 U.S.C. Section 1350	Exhibit 32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013	1/10/14

101†	The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2013 and 2012, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2013 and 2012, (iii) Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2013 and 2012, and (iv) the Notes to Consolidated Financial Statements	Exhibit 101 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013	1/10/14

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

16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2014	/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer (Principal Executive and Financial Officer)

17