Form 10-Q
period 2013-12-31
LIVEDEAL INC
filed 2014-02-14
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number 001-33937

LiveDeal, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	85-0206668 (IRS Employer Identification No.)

325 E. Warm Springs Road, Suite 102 Las Vegas, Nevada (Address of principal executive offices)	89119 (Zip Code)

(702) 939-0231

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 6, 2014 was 13,577,327 (after giving effect to the 3-for-1 forward stock split that took effect on February 11, 2014).

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,
	2013	2013
Assets
Cash and cash equivalents	$511,565	$761,458
Accounts receivable, net	140,547	174,901
Prepaid expenses and other current assets	81,167	67,126
Total current assets	733,279	1,003,485
Accounts receivable, long term portion, net	44,638	44,639
Property and equipment, net	68,485	71,162
Deposits and other assets	25,563	25,563
Intangible assets, net	2,753,098	2,848,401
Total assets	$3,625,063	$3,993,250

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$515,113	$524,053
Accrued liabilities	260,480	299,464
Total liabilities	775,593	823,517

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 30,000,000 shares authorized, 11,356,461 and 11,335,674 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively	11,356	11,335
Paid in capital	30,569,533	30,481,179
Accumulated deficit	(27,742,285)	(27,333,647)
Total stockholders' equity	2,849,470	3,169,733

Total liabilities and stockholders' equity	$3,625,063	$3,993,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2013	2012

Net revenues	$593,458	$572,535
Cost of services	121,329	102,636
Gross profit	472,129	469,899

Operating expenses:
General and administrative expenses	870,699	762,376
Sales and marketing expenses	27,072	19,441
Total operating expenses	897,771	781,817
Operating loss	(425,642)	(311,918)
Other expense:
Interest expense, net	(516)	(750,554)
Other income	18,000	–
Total other expense, net	17,484	(750,554)

Loss from continuing operations	(408,158)	(1,062,472)

Discontinued operations
Income from discontinued component, including disposal costs	–	1,963
Income from discontinued operations	–	1,963

Net loss	$(408,158)	$(1,060,509)

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.04)	$(0.13)
Discontinued operations	–	–
Net loss	$(0.04)	$(0.13)
Weighted average common shares outstanding:
Basic and diluted	10,735,676	7,961,811

Weighted average number of shares used to compute basic and diluted loss per share is the same as the effect of potential dilutive securities is anti-dilutive.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(408,158)	$(1,060,509)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	104,710	63,567
Non-cash interest expense associated with convertible debt and warrants	–	750,754
Stock based compensation expense	65,875	–
Issuance of common stock for services	22,506	30,000
Provision for uncollectible accounts	(24,072)	4,016
Loss on disposal of property and equipment	–	1,407
Changes in assets and liabilities:
Accounts receivable	58,426	56,478
Prepaid expenses and other current assets	(14,041)	(297,307)
Deposits and other assets	–	13,542
Accounts payable	(8,947)	73,050
Accrued liabilities	(39,462)	103,630

Net cash used in operating activities	(243,163)	(261,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for intangible assets	(563)	(109,500)
Purchases of property and equipment	(6,167)	(15,813)

Net cash used in investing activities	(6,730)	(125,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt and warrants	–	250,000

Net cash provided by financing activities	–	250,000

DECREASE IN CASH AND CASH EQUIVALENTS	(249,893)	(136,685)

CASH AND CASH EQUIVALENTS, beginning of period	761,458	1,305,785

CASH AND CASH EQUIVALENTS, end of period	$511,565	$1,169,100

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Conversion of notes payable and accrued interest into common stock		$250,333
Accrued and unpaid dividends	$480	$479
Interest paid	$686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

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

The accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2013, which has been derived from our audited Consolidated Financial Statements, and the accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended December 31, 2013 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2014. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2013 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on January 10, 2014.

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

All data for common stock, options and warrants have been adjusted to reflect the 3-for-1 forward stock split for all periods presented. In addition, all common stock prices, and per share data for all periods presented have been adjusted to reflect the 3-for-1 forward stock split. The 3-for-1 forward stock split record date was February 3, 2014 and it was effective February 11, 2014, after the market closed. See Note 15 for details.

Note 2: Balance Sheet Information

Balance sheet information is as follows:

	December 31,	September 30,
	2013	2013

Receivables, current, net:
Accounts receivable, current	$848,999	$904,197
Less: Allowance for doubtful accounts	(708,452)	(729,296)
	$140,547	$174,901
Receivables, long term, net:
Accounts receivable, long term	$363,540	$374,708
Less: Allowance for doubtful accounts	(318,902)	(330,069)
	$44,638	$44,639
Total receivables, net:
Gross receivables	$1,212,539	$1,278,905
Less: Allowance for doubtful accounts	(1,027,354)	(1,059,365)
	$185,185	$219,540

Components of allowance for doubtful accounts are as follows:

	December 31,	September 30,
	2013	2013

Allowance for dilution and fees on amounts due from billing aggregators	$1,007,961	$730,777
Allowance for customer refunds	2,428	6,281
	$1,010,389	$737,058

	December 31,	September 30,
	2013	2013

Property and equipment, net:
Furnishings and fixtures	$101,611	$101,611
Office, computer equipment and other	410,747	404,580
	512,358	506,191
Less: Accumulated depreciation	(443,873)	(435,029)
	$68,485	$71,162

	December 31,	September 30,
	2013	2013

Intangible assets, net:
Domain name and marketing related intangibles	$1,513,708	$1,513,708
Website and technology related intangibles	2,336,291	2,335,728
	3,849,999	3,849,436
Less: Accumulated amortization	(1,096,901)	(1,001,035)
	$2,753,098	$2,848,401

	December 31,	September 30,
	2013	2013

Accrued liabilities:
Deferred revenue	$1,962	$2,829
Accrued payroll and bonuses	27,951	27,330
Accruals under revenue sharing agreements	1,480	44,167
Accrued expenses - other	229,087	225,138
	$260,480	$299,464

Note 3: Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended December 31, 2013 and 2012, the Company had a net loss of $408,158 and $1,060,509, respectively. These circumstances result in substantial doubt as to the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock. The failure to achieve the necessary levels of profitability and obtain the additional funding would be detrimental to the Company. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended December 31, 2013, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, and (iii) building and marketing its LiveDeal.com and Velocity Local™ offerings and developing other new products. In addition, the Company recently sold 2,214,612 shares of our common stock, resulting in gross proceeds of $10,000,000, in an at-the-market offering, in which Chardan Capital Markets LLC was our agent. The shares were sold under our Registration Statement on Form S-3 (Reg. No. 333-187397) , which was declared effective on May 3, 2013.

The Company will require additional capital to finance its planned business operations as it continues to build and market its LiveDeal.com and Velocity Local™ offerings and develop other new products. In addition, the Company may require additional capital to finance acquisitions or other strategic investments in its business. Other sources of financing may include stock issuances; additional loans (for example, through our sale and issuance of convertible notes pursuant to the $5 million line of credit that we entered into in January 2014); or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of the Company’s existing stockholders. If the Company is unable to generate positive cash flows or raise additional capital in a timely manner or on acceptable terms, the Company may (i) not be able to make acquisitions or other strategic investments in its business, (ii) modify, delay or abandon some or all of its business plans, and/or (iii) be forced to cease operations.

Management believes that the above actions will allow the Company to continue operations for the next 12 months.

Note 4: Stock-based Compensation

From time to time, the Company grants stock options and restricted stock awards to officers, directors, employees and consultants. These awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The following table summarizes stock option activity for the three months ended December 31, 2013:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2013	675,000	$2.82
Granted	–	$–
Exercised	–
Forfeited	–
Outstanding at December 31, 2013	675,000	$2.82	5.6	–
Exercisable at December 31, 2013	75,000	$3.33	0.4	–

The Company recognized compensation expense of $65,875 and $0 during the three months ended December 31, 2013 and 2012, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures. The Company used the estimated forfeiture rate of awards of 10% based on actual forfeiture experience and other factors.

At December 31, 2013, the Company had $202,193 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized over a weighted-average period of 1.76 years.

The following table summarizes information about the Company’s s non-vested shares as of December 31, 2013:

		Weighted-Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Nonvested at September 30, 2013	600,000	$0.73
Granted	–	$–
Nonvested at December 31, 2013	600,000	$0.73

Stock Awards Granted to Directors

In September 2011, in an effort to preserve cash, our Board, after consultation with the Compensation Committee, determined to compensate members of the Board for their monthly retainer and other services as directors and/or members of the Board’s various standing committees through the award of shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Plan (the “2003 Stock Plan”) in lieu of cash payments to directors. Under the terms of this arrangement, each non-employee director received a monthly award of a number of fully vested shares of the Company’s common stock equal to his or her monthly board of director cash fees divided by the closing market price of the Company’s common stock on the grant date. An aggregate of 250,485 shares have been issued to members of the Board of Directors pursuant to such arrangement. Other than as described immediately above, 20,787 shares of the Company’s common stock were recorded but not yet issued to members of the Board during the three months ended December 31, 2013. For the three months ended December 31, 2012, 25,107 shares of the Company’s common stock were issued to members of the Board.

Note 5: Debt

On April 3, 2012 (“Closing Date”), the Company entered into a Note Purchase Agreement (“Purchase Agreement”) with Isaac Capital Group, LLC (“ICG”), a related party, pursuant to which ICG agreed to purchase for cash up to $2,000,000 in aggregate principal amount of the Company’s unsecured Subordinated Convertible Notes (“Notes”). ICG is owned by Jon Isaac, the Company’s President and Chief Executive Officer and a director on the Company’s Board. Prior to this transaction, Mr. Isaac owned 1,209,675 shares, or 16.8% of the Company’s outstanding common stock. The Purchase Agreement and the Notes, which are unsecured, provide that all amounts payable by the Company to ICG under the Notes were due and payable on April 3, 2013 (“Maturity Date”), provided that the Company had the option in its discretion to extend the Maturity Date by up to one (1) year if no Event of Default (as defined in the Purchase Agreement) had occurred and was continuing, and the Company is in material compliance with its agreements and covenants under the Purchase Agreement and the Notes, as of the Maturity Date. The Company exercised such option prior to the Maturity Date.

Effective as of April 3, 2012, the Company and ICG amended the Purchase Agreement to clarify ambiguities related to the warrant issuance timing and the conversion price of a Note, and to amend various anti-dilution features. These changes were consistent with the intent of the parties at the time they entered into the Purchase Agreement and are consistent with the Company’s past practices related to the Notes and warrants. In particular, the amendment clarifies that the warrants will be issued upon conversion (rather than upon issuance) of the Notes and provides that the conversion price of a Note shall be based upon a floor price of $0.33 per share, regardless if the Company’s stock is trading below that amount at the time ICG elects to convert a Note.

The Purchase Agreement and the Notes, as amended, provided that:

•	The Notes accrued interest at an annual interest rate equal to 8%. All interest was payable on the Maturity Date or upon the conversion of the applicable Note.

•	The Company had the option to prepay each Note, in whole or in part, at any time without premium or penalty.

•	If ICG elected to convert all or any portion of any Note, the Company must issue to ICG on the date of the conversion a warrant (“Contingent Warrant”) to purchase a number of shares of the Company’s common stock equal to the number of shares issuable upon conversion. This number of shares was subject to adjustment in the event of stock splits or combinations, stock dividends, certain pro rata distributions, and certain fundamental transactions. Each Contingent Warrant was exercisable for a period of five (5) years following the date of its issuance at an exercise price equal to 120% of the conversion price of the applicable Note (with the exercise price being subject to adjustment under the same conditions as the number of shares for which the warrant is exercisable.) The Contingent Warrants provided that they would be exercised in whole or in part and include a cashless exercise feature.

•	The Notes provided that, upon the occurrence of any Event of Default, all amounts payable to ICG would become immediately due and payable without any demand or notice.

•	The Company would issue additional Notes in an aggregate principal amount of up to $1,750,000 to ICG from time to time upon notice to ICG prior to April 3, 2013, provided that each Note must be in a principal amount of at least $100,000.

•	The Company: (i) was required to provide certain financial and other information to ICG from time to time; (ii) must maintain its corporate existence, business, assets, properties, insurance and records in accordance with the requirements set forth in the Purchase Agreement; (iii) with certain exceptions, must not incur or suffer to exist any liens or other encumbrances with respect to the Company’s property or assets; (iv) must not make certain loans or investments, except in compliance with the terms of the Purchase Agreement; and (v) must not enter into certain types of transactions, including dispositions of its assets or business.

The events of default (“Events of Default”) which triggered the acceleration of the Notes include (among other things): (i) the Company’s failure to make any payment required under the Notes when due (subject to a three-day cure period), (ii) the Company’s failure to comply with its covenants and agreements under the Purchase Agreement, the Notes and any other transaction documents, and (iii) the occurrence of a change of control with respect to the Company.

The Company issued an initial Note in the principal amount of $250,000 to ICG (“Note No. 1”) on the Closing Date. Because the conversion price of $0.84 was less than the stock price, this gave rise to a beneficial conversion feature valued at $166,667. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on the Closing Date. The discount to Note No. 1 is being amortized to interest expense until maturity or its earlier repayment or conversion

As mentioned above, the Purchase Agreement, as amended, contained contingent provisions for the adjustment of the conversion ratio and conversion price, and the issuance of Contingent Warrants upon conversion.

On September 10, 2012, ICG elected to convert the Note No. 1 with a conversion price of $0.79 per share, resulting in the issuance of 327,417 shares. In accordance with the terms of the agreement, warrants to acquire 327,417 shares were issued upon conversion with an exercise price of ($0.79 x 120%) $0.95 per share. Upon conversion of Note No. 1, the remaining debt discount of $97,222 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the debt conversion of Note No. 1 was $322,927 and was immediately recognized as interest expense.

On December 11, 2012, the Company issued a second Note to ICG in the principal amount of $250,000 (“Note No. 2”), pursuant to the Purchase Agreement. Because the conversion price of $0.67 was less than the stock price, this gave rise to a beneficial conversion feature valued at $200,738. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on December 11, 2012. On December 17, 2012, ICG elected to convert Note No. 2, resulting in the issuance of 371,487 shares of the Company’s common stock and a warrant to acquire 371,487 additional shares of the Company’s common stock at an exercise price of $0.81 per share. Upon conversion of the Note No. 2, the remaining debt discount of $196,556 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the conversion of Note No. 2 was $550,016 and was immediately recognized as interest expense.

On March 22, 2013 and March 25, 2013, the Company issued a third and fourth Note to ICG in the principal amount of $500,000 (“Note No. 3”) and $250,000 (“Note No. 4”), respectively, pursuant to the Purchase Agreement. Because the conversion price of $0.46 was less than the stock price, this gave rise to beneficial conversion features valued at $401,386. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on March 25, 2013. On March 27, 2013, ICG elected to convert Note Nos. 3 and 4, resulting in the issuance of 1,631,886 shares of the Company’s common stock and a warrant to acquire 1,631,886 additional shares of the Company’s common stock at an exercise price of $0.55 per share. Upon conversion of Note Nos. 3 and 4, the remaining debt discount of $396,977 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the conversion of Note Nos. 3 and 4 was $1,299,884 and was immediately recognized as interest expense.

On March 28, 2013, the Company issued a fifth Note to ICG in the principal amount of $250,000 (“Note No. 5”), pursuant to the Purchase Agreement. Because the conversion price of $0.47 was less than the stock price, this gave rise to a beneficial conversion feature valued at $250,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on March 28, 2013. On March 28, 2013, ICG elected to convert Note No. 5, resulting in the issuance of 535,716 additional shares of the Company’s common stock and a warrant to acquire 535,716 shares at an exercise price of $0.56 per share. Upon conversion of Note No. 6, the debt discount of 250,000 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the conversion of Note No. 5 was $589,442 and was immediately recognized as interest expense.

Note 6: Equity

In September and December 2012 and March 2013, ICG elected to convert five Notes, resulting in the issuance of shares of the Company’s common stock and warrants to acquire additional shares of the Company’s common stock. See Note 5.

For the three months ended December 31, 2013, 20,787 shares of the Company’s common stock were recorded but not yet issued to members of the Board of Directors in exchange for services. For the three months ended December 31, 2012, 25,107 shares of the Company’s common stock were issued to members of the Board of Directors in exchange for services. See Note 4.

Note 7: Warrants

As discussed in Note 5, the Company issued several Notes and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at December 31, 2013:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2013	2,866,506	$0.63
Granted	–
Exercised	–
Outstanding at December 31, 2013	2,866,506	0.63	4.14	1,987,969
Exerciseable at December 31, 2013	2,866,506	0.63	4.14	1,987,969

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

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended December 31,
	2013	2012

Loss from continuing operations	$(408,158)	$(1,062,472)
Less: preferred stock dividends	(480)	(479)
Loss from continuing operations
applicable to common stock	(408,638)	(1,062,951)
Income (loss) from discontinued operations	–	1,963
Net loss applicable to common stock	$(408,638)	$(1,060,988)

Weighted average common shares outstanding -
basic and diluted	10,735,676	7,961,811

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.04)	$(0.13)
Discontinued operations	–	–
Net loss	$(0.04)	$(0.13)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended December 31,
	2013	2012

Options to purchase shares of common stock	675,000	–
Warrants to purchase shares of common stock	2,866,506	698,904
Series E convertible preferred stock	127,840	383,520
Shares of non-vested restricted stock	–	789
Total potentially dilutive shares	3,669,346	1,083,213

Note 9: Income Taxes

At December 31, 2013, the Company maintained a valuation allowance against its deferred tax assets. The Company determined this valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the three months ended December 31, 2013, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

Note 10: Related Party Transactions

Convertible Notes with ICG

As described in Note 5, during 2012 and 2013 the Company entered into a Note Purchase Agreement with ICG, an entity owned by Jon Isaac, the Company’s President and Chief Executive Officer and a director of the Company, and subsequently issued a series of Subordinated Convertible Notes thereunder to ICG. In connection with these transactions, the Company received gross proceeds of $0 and $250,000 during the three months ended December 31, 2013 and 2012, respectively.

Under the terms of the Note Purchase Agreement and the Subordinated Convertible Notes, ICG executed its conversion option on all then-outstanding notes during the quarter ended December 31, 2012. In exchange for the conversion of $250,000 of convertible notes during the quarter ended December 31, 2012, ICG received an aggregate of 371,487 of shares of common stock and, upon conversion ICG also received warrants to acquire an additional 371,487 shares of common stock.

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

During the three months ended December 31, 2013 and 2012, the Company recognized total interest expense of $0 and $750,754 associated with the ICG notes.

Note 11: Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of December 31, 2013, our annual results of operations, cash flows or liquidity of the Company.

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

J3 Harmon LLC v. LiveDeal, Inc.

On February 9, 2012, J3 Harmon LLC, which we refer to as J3, filed a lawsuit against us in the Superior Court for Maricopa County in the State of Arizona, alleging breach of a commercial lease agreement. J3 sought damages for alleged unpaid rents during the lease term as well as alleged damages for storage costs after the expiration of the lease term. We denied the allegations and asserted various affirmative defenses. In September 2012, the Maricopa County Superior Court entered a judgment in favor of J3 in the sum of $62,886.   We appealed this judgment.

On October 1, 2013, the Arizona Court of Appeals affirmed in part and reversed in part on the principal damages and remanded the matter for judgment. Subsequently, the Maricopa County Superior Court entered Judgment on Mandate against the Company in the principal sum of $46,636.31 and attorneys’ fees of $5,624.40, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. The Company anticipates paying the judgment during the fiscal quarter ending March 31, 2014 and, upon such payment, the matter will be resolved. As of December 31, 2013, we maintained an accrual of $52,261 related to this matter.

Operating Leases and Service Contracts

As of December 31, 2013, future minimum annual payments under operating lease agreements for fiscal years ending September 30 are as follows:

2014	155,864
2015	175,525
2016	121,880
2017	53,946
2018	–
Thereafter	–
$507,215

Note 12: Concentration of Credit Risk

The Company maintains cash balances at banks in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of December 31, 2013. At times, balances may exceed federally insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC (defined below) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. The billing companies and LEC’s charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at December 31, 2013 and September 30, 2013 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with Local Exchange Carrier (“LEC”) service providers. Three such entities accounted for 46%, 26% and 19% of gross receivables at December 31, 2013 and 44%, 25%, and 18% of gross receivables at September 30, 2013, respectively.

Note 13: Segment Reporting

As of December 31, 2013, the Company only operated one business segment. All of the Company’s revenues are with external customers, are derived from operations in the United States, and no single customer accounts for more than 10% of the Company’s revenues.

Note 14: Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the result of its operation.

Note 15: Subsequent Events

Engagement Agreement with Chardan Capital Markets LLC (At-The-Market Offering)

On January 7, 2014, we entered into an Engagement Agreement (the “Engagement Agreement”) with Chardan Capital Markets LLC (“Chardan”) pursuant to which we may issue and sell up to a maximum aggregate amount of 1,980,000 shares of our common stock from time to time through Chardan as our sales agent, under our shelf registration statement on Form S-3 (File No. 333-187397) (the “Registration Statement”) previously filed with the SEC, pursuant to which any shares that are issued under the Engagement Agreement will be sold.

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

Subsequent to the quarter ended December 31, 2013, we sold 2,214,612 shares of our common stock, resulting in gross proceeds of $10,000,000, in an at-the-market offering, in which Chardan Capital Markets LLC was our agent. We received net proceeds of $8,343,744. The shares were sold under the Registration Statement.

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

2014 Omnibus Equity Incentive Plan

On January 7, 2014, our Board of Directors adopted the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which authorizes the issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights and unrestricted ordinary shares to our officers, employees, directors, consultants and advisors. The Company has reserved up to 1,800,000 shares of common stock for issuance under the 2014 Plan. Pursuant to Nasdaq Listing Rule 5635(c), the Company intends to seek stockholder approval of the 2014 Plan at our 2014 Annual Meeting of Stockholders.

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

The Purchase Agreement and the Notes provide that:

—	Either the Company or the Investor will have the right to cause the sale and issuance of Notes pursuant to the Purchase Agreement, provided that NASDAQ’s approval of the Purchase Agreement and transactions contemplated thereby is a condition precedent to each party’s right to cause any borrowings to occur under the Purchase Agreement.

—	Each Note must be in a principal amount of at least $100,000.

—	The Notes are issuable at a 5% discount and will accrue interest at an annual interest rate equal to 8%. All interest will be payable on the Maturity Date or upon the conversion of the applicable Note.

—	The Company has the option to prepay each Note, in whole or in part, at any time without premium or penalty.

—	the Company or the Investor may elect at any time on or before the Maturity Date to convert the principal and accrued but unpaid interest due under any Note into shares of the Company’s common stock. The conversion price applicable to any such conversion will be an amount equal to 70% of the lesser of: (i) the closing bid price of the common stock on the date of the Purchase Agreement (i.e., $3.12 per share); or (ii) the 10-day volume weighted average closing bid price for the common stock, as listed on NASDAQ for the 10 business days immediately preceding the date of conversion (the “Average Price”); provided, however, that in no event will the Average Price per share be less than $0.33. For example, if the Average Price is $0.17 per share, then for purposes of calculating the conversion price, the Average Price per share would be $0.33 per share instead of $0.17 per share.

—	If either party elects to convert all or any portion of any Note, the Company must issue to the Investor on the date of the conversion a warrant (“Contingent Warrant”) to purchase a number of shares of the Company’s common stock equal to the number of shares issuable upon conversion. This number of shares is subject to adjustment in the event of stock splits or combinations, stock dividends, certain pro rata distributions, and certain fundamental transactions. Each Contingent Warrant will be exercisable for a period of five (5) years following the date of its issuance at an exercise price equal to 110% of the conversion price of the applicable Note (with the exercise price being subject to adjustment under the same conditions as the number of shares for which the warrant is exercisable.) The Contingent Warrants provide that they may be exercised in whole or in part and include a cashless exercise feature.

—	The Notes provide that, upon the occurrence of any Event of Default, all amounts payable to the Investor will become immediately due and payable without any demand or notice. The events of default (“Events of Default”) which trigger the acceleration of the Notes include (among other things): (i) the Company’s failure to make any payment required under the Notes when due (subject to a three-day cure period), (ii) the Company’s failure to comply with its covenants and agreements under the Purchase Agreement, the Notes and any other transaction documents, and (iii) the occurrence of a change of control with respect to the Company.

—	The Company (i) is required to provide certain financial and other information to the Investor from time to time, (ii) must maintain its corporate existence, business, assets, properties, insurance and records in accordance with the requirements set forth in the Purchase Agreement, (iii) with certain exceptions, must not incur or suffer to exist any liens or other encumbrances with respect to the Company’s property or assets, (iv) must not make certain loans or investments except in compliance with the terms of the Purchase Agreement, and (v) must not enter into certain types of transactions, including dispositions of its assets or business.

—	The Company agreed to use commercially reasonable efforts to obtain, as promptly as practicable, any approvals of the Company’s stockholders required under applicable law or NASDAQ Listing Rules in connection with the transactions contemplated by the Purchase Agreement. Unless and until any such stockholder approvals are obtained, in no event will the Investor be entitled to convert any Notes and/or exercise any Contingent Warrants to the extent that any such conversion or exercise would result in the Investor acquiring in such transactions a number of shares of the Company’s common stock exceeding 19.99% of the number of shares of common stock issued and outstanding immediately prior to the Company’s entry into the Purchase Agreement.

—	The Investor will be entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price for any Note(s) issued pursuant to the Purchase Agreement. If any such dilutive issuance occurs prior to the conversion of one or more Notes, the conversion price for such Note(s) will be adjusted downward pursuant to its terms (subject to a floor of $0.23 per share). If any such dilutive issuance occurs after the conversion of one or more Notes, the Investor will be entitled to be issued additional shares of common stock for no consideration, and to an adjustment of the exercise price payable under the applicable Contingent Warrant(s). With respect to each Note actually issued pursuant to the Purchase Agreement, the Investor’s anti-dilution rights will expire two (2) years following the date of issuance.

The foregoing description of the Purchase Agreement, the Notes and the Contingent Warrants contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of such documents, copies of which were filed with the Annual Report on Form 10-K on January 10, 2014.

3-for-1 Forward Stock Split

On January 16, 2014, our Board of Directors approved a 3-for-1 forward stock split with respect to the Company’s common stock. Stockholders received three shares of common stock for every one share of common stock owned on the record date of February 3, 2014. The forward stock split was effective as of the close of trading on February 11, 2014. The additional shares were distributed as of the close of business on February 11, 2014. In connection with the forward stock split, the Company’s authorized shares of common stock also increased from 10,000,000 shares to 30,000,000 shares. All data for common stock, options and warrants have been adjusted to reflect the 3-for-1 forward stock split for all periods presented. In addition, all common stock prices, and per share data for all periods presented have been adjusted to reflect the 3-for-1 forward stock split.

Note Payable

On January 23, 2014, the Company issued a Note to ICG in the principal amount of $500,000, relating to the debt agreement in Note 5.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2013, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as amended.

Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to our (i) belief in the continued growth of internet usage, particularly via mobile devices, and demand for web-based marketing; (ii) belief in the continued growth in the demand for local search and information, (iii) belief that small and medium businesses will continue to outsource their online marketing efforts to third parties; (iv) belief that we can cost-effectively expand into other cities due to the scalability of the LiveDeal.com platform; (v) belief that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the company with sufficient liquidity for the next 12 months; and (vi) belief that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Our Company

Our Company

LiveDeal, Inc., which, together with its subsidiaries, we refer to as the “Company”, “LiveDeal”, “we”, “us” or “our”, provides specialized online marketing solutions to small-to-medium sized local businesses, or “SMBs”, that boost customer awareness and merchant visibility. We offer affordable tools for SMBs to extend their marketing reach to relevant prospective customers via the internet. We also provide SMBs promotional marketing with the ability to offer special deals and activities through Livedeal.com and our online publishing partners.

Our principal offices are located at 325 W. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119. Our telephone number is (702) 939-0231. Our corporate website (which does not form part of this Report) is located at www.livedeal.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

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

Promotional Marketing and Online Presence Marketing (Velocity Local™). In 2012, we launched two new business lines under new management after a period of re-evaluating our sales program, products, distribution methods and vendor programs.

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

Results of Operations

The following sets forth a discussion of our financial results for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below.

Net Revenues

	Net Revenues
	2013	2012	Change	Percent

Three Months Ended December 31,	$593,458	$572,535	$20,923	4%

Net revenues increased in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 primarily due to the increase of online products revenues of approximately $110,000, offset by the decrease in legacy revenues of approximately $89,000.

Cost of Services

	Cost of Services
	2013	2012	Change	Percent

Three Months Ended December 31,	$121,329	$102,636	$18,693	18%

Cost of services increased in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 primarily due to fulfillment costs on online products.

Gross Profit

	Gross Profit
	2013	2012	Change	Percent

Three Months Ended December 31,	$472,129	$469,899	$2,230	1%

Gross profit increased in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 primarily due to the increased cost of fulfillment services and increase in revenues as described above.

General and Administrative Expenses

	General and Administrative Expenses
	2013	2012	Change	Percent

Three Months Ended December 31,	$870,699	$762,376	$108,323	14%

General and administrative expenses increased in three months ended December 31, 2013 as compared to the three months ended December 31, 2012 primarily due to the following:

•	Decreased compensation costs of $5,840 due to the decrease of staffing.

•	Increased depreciation and amortization expense of $41,145, due to the increase of intangible assets.

•	Decreased professional fees of $104,377 related to:

•	Decrease in legal fees of $65,249, due to litigation settlement,

•	Decrease in marketing consultant fees of $1,957 due to no longer using marketing consultants,

•	Increase in IT consultant fees of $14,534, due to increased use of programmers,

•	Decrease in accounting fees of $18,915 due to cost containment initiatives, and

•	Decrease in other miscellaneous consultant costs of $32,790, due to decreased use of consultants.

•	Other expense increases of $177,391, including rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office closures, reductions in force and other cost containment initiatives.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q1 2014	Q4 2013	Q3 2013	Q2 2013	Q1 2013
Compensation for employees, leased employees, officers and directors	430,228	555,323	528,767	726,137	436,062
Professional fees	140,422	212,465	147,618	248,663	234,799
Depreciation and amortization	104,711	70,288	65,183	65,073	63,566
Other general and administrative costs	195,338	357,204	184,090	191,658	27,947

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2013	2012	Change	Percent

Three Months Ended December 31,	$27,072	$19,441	$7,631	39%

Sales and marketing expensed increased in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 primarily due to expenses associated with corporate marketing initiatives.

Operating Loss

	Operating Loss
	2013	2012	Change	Percent

Three Months Ended December 31,	$(425,642)	$(311,918)	$(113,724)	37%

The increase in operating loss for the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 resulted from a variety of factors, including increases in the cost of services, general and administrative expenses and sales and marketing expenses, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2013	2012	Change	Percent

Three Months Ended December 31,	$17,484	$(750,554)	$768,038	102%

The large improvement in other income (expense) in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 was primarily due to interest expense relating to the issuance of debt and the conversion of the Notes to warrants, which occurred during the three-month period ending December 2012.  See Note 5.

Net Loss

	Net Loss
	2013	2012	Change	Percent

Three Months Ended December 31,	$(408,158)	$(1,060,509)	$652,351	(62%	)

The decrease in net loss for the first quarter of fiscal 2014, as compared to the first quarter of fiscal 2013, was primarily attributable to changes in operating loss and, other income (expense), each of which is described above.

Liquidity and Capital Resources

Net cash used in operating activities was $243,163 for the first three months of fiscal 2014 as compared to $261,372 for the first three months of fiscal 2013. This change was due to a decrease of $652,351 in our net loss, partially offset by a decrease of non-cash expenses of $679,318 which during the first three months of fiscal 2013 included $750,754 of interest expense associated with convertible debt and warrants, depreciation expense, stock compensation and bad debt expense. Cash flows from operations were also impacted by an increase of approximately $46,583 in changes in working capital and other assets in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. This working capital variance resulted primarily from the changes in accounts receivable, accounts payable and accrued liabilities. Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings. Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Our cash flows used in investing activities during the first three months of fiscal 2014 consisted of $563 of expenditures for intangible assets and $6,167 of purchases of equipment. Our cash flows used in investing activities during the first three months of fiscal 2013 consisted of $109,500 of expenditures for intangible assets and $15,813 of purchases of equipment.

There were no financing activities during the first three months of fiscal 2014. Our cash flows from financing activities during the first three months of fiscal 2013 consisted of $250,000 of proceeds received from convertible debt and warrants.

We had negative working capital of $42,314 as of December 31, 2013 compared to working capital of $179,968 as of September 30, 2013 with current assets decreasing by $270,206 and current liabilities decreasing by $46,941 from September 30, 2013 to December 31, 2013. Such changes in working capital are primarily attributable to the increase in our operating net loss and the results of our financing activities.

On March 20, 2013, the Company filed a Registration Statement on Form S-3 (File No. 333-187397) with the Securities and Exchange Commission (the “SEC”).  On May 6, 2013, the Company filed an amendment to such Registration Statement on Form S-3 (as amended, the “Shelf Registration Statement”).  Pursuant to the Shelf Registration Statement, which became effective on May 16, 2013, the Company may offer and sell, from time to time in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, or units having a maximum aggregate offering price of $10,000,000. The Company recently sold 2,214,612 shares of our common stock, resulting in gross proceeds of $10,000,000, in an at-the-market offering, in which Chardan Capital Markets LLC was our agent. The shares were sold under our Registration Statement on Form S-3 (Reg. No. 333-187397), which was declared effective on May 3, 2013.

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

Future Sources of Cash; New Products and Services

The Company will require additional capital to finance its planned business operations as it continues to build and market its LiveDeal.com and Velocity Local™ offerings and develop other new products. In addition, the Company may require additional capital to finance acquisitions or other strategic investments in its business. Other sources of financing may include stock issuances; additional loans (for example, through our sale and issuance of convertible notes pursuant to the $5 million line of credit that we entered into in January 2014); or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of the Company’s existing stockholders. If the Company is unable to generate positive cash flows or raise additional capital in a timely manner or on acceptable terms, the Company may (i) not be able to make acquisitions or other strategic investments in its business, (ii) modify, delay or abandon some or all of its business plans, and/or (iii) be forced to cease operations.

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

Contractual Obligations

The following table summarizes our contractual obligations consisting of operating lease agreements at December 31, 2013 and the effect such obligations are expected to have on our future liquidity and cash flows:

2014	155,864
2015	175,525
2016	121,880
2017	53,946
2018	–
Thereafter	–
$507,215

Off-Balance Sheet Arrangements

At December 31, 2013, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of December 31, 2013, our annual results of operations or cash flows, or our liquidity.

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

J3 Harmon LLC v. LiveDeal, Inc.

On February 9, 2012, J3 Harmon LLC, which we refer to as J3, filed a lawsuit against us in the Superior Court for Maricopa County in the State of Arizona, alleging breach of a commercial lease agreement. J3 sought damages for alleged unpaid rents during the lease term as well as alleged damages for storage costs after the expiration of the lease term. We denied the allegations and asserted various affirmative defenses. In September 2012, the Maricopa County Superior Court entered a judgment in favor of J3 in the sum of $62,886.   We appealed this judgment.

On October 1, 2013, the Arizona Court of Appeals affirmed in part and reversed in part on the principal damages and remanded the matter for judgment. Subsequently, the Maricopa County Superior Court entered Judgment on Mandate against the Company in the principal sum of $46,636.31 and attorneys’ fees of $5,624.40, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. The Company anticipates paying the judgment during the fiscal quarter ending March 31, 2014 and, upon such payment, the matter will be resolved. As of December 31, 2013, we maintained an accrual of $52,261 related to this matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description

3.1	Certificate of Change
31.1	Certification of Jon Isaac pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Jon Isaac pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Jon Isaac

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: February 14, 2014	/s/ Jon Isaac
Jon Isaac
President and Executive Officer (Principal Executive Officer and Principal Financial Officer)

