Form 10-Q
period 2014-03-31
LIVEDEAL INC
filed 2014-05-20
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 8, 2014 was 13,584,388.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2014

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2014	2013
	(Unaudited)	(Audited)

Assets
Cash and cash equivalents	$9,569,594	$761,458
Accounts receivable, net	371,564	174,901
Inventory	105,748	–
Prepaid expenses and other current assets	531,825	67,126
Total current assets	10,578,731	1,003,485
Accounts receivable, long term portion, net	44,637	44,639
Property and equipment, net	106,253	71,162
Deposits and other assets	33,988	25,563
Intangible assets, net	2,689,110	2,848,401
Total assets	$13,452,719	$3,993,250

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$396,377	$524,053
Accrued liabilities	428,606	299,464
Derivative liability	174,286	–
Note payable, net of debt discount	297,714	–
Total current liabilities	1,296,983	823,517

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding, liquidation preference $38,202	10,866	10,866
Common stock, $0.001 par value, 30,000,000 shares authorized, 13,583,495 and 11,335,674 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	13,584	11,335
Paid in capital	40,849,911	30,481,179
Accumulated deficit	(28,718,625)	(27,333,647)
Total stockholders' equity	12,155,736	3,169,733

Total liabilities and stockholders' equity	$13,452,719	$3,993,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Net revenues	$678,033	$555,084	$1,271,491	$1,127,619
Cost of services	245,678	116,913	367,007	219,549
Gross profit	432,355	438,171	904,484	908,070

Operating expenses:
General and administrative expenses	1,180,876	1,231,531	2,051,576	1,993,907
Sales and marketing expenses	222,434	7,166	249,506	26,607
Total operating expenses	1,403,310	1,238,697	2,301,082	2,020,514
Operating loss	(970,955)	(800,526)	(1,396,598)	(1,112,444)
Other expense:
Interest expense, net	(110,858)	(2,541,141)	(111,374)	(3,291,695)
Other income	140,387	126,200	158,387	126,200
Change in fair value of derivative liability	(34,434)	–	(34,434)	–
Total other expense, net	(4,905)	(2,414,941)	12,579	(3,165,495)

Loss from continuing operations	(975,860)	(3,215,467)	(1,384,019)	(4,277,939)

Discontinued operations
Income from discontinued component, including disposal costs	–	450	–	2,413
Income from discontinued operations	–	450	–	2,413

Net loss	$(975,860)	$(3,215,017)	$(1,384,019)	$(4,275,526)

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.07)	$(0.38)	$(0.11)	$(0.52)
Discontinued operations	–	–	–	–
Net loss	$(0.07)	$(0.38)	$(0.11)	$(0.52)
Weighted average common shares outstanding:
Basic and diluted	13,144,063	8,379,069	12,225,987	8,166,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(1,384,019)	$(4,275,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	211,237	128,639
Non-cash interest expense associated with convertible debt and warrants	113,971	3,291,466
Change in fair value of derivative liability	34,434	–
Stock based compensation expense	105,860	32,008
Non-cash issuance of common stock for services	69,108	110,001
(Gain)/loss on disposal of property and equipment	(207)	1.407
Provision for uncollectible accounts	(32,667)	(5,551)
Changes in assets and liabilities:
Accounts receivable	(163,994)	104,491
Prepaid expenses and other current assets	(464,699)	(90,901)
Inventory	4,627	–
Deposits and other assets	2,700	13,242
Accounts payable	(127,676)	(420,023)
Accrued liabilities	128,183	(1,856)

Net cash used in operating activities	(1,503,142)	(1,112,603)

INVESTING ACTIVITIES:
Acquisition of business	(200,000)	–
Expenditures for intangible assets	(3,563)	(117,500)
Proceeds from the sale of fixed assets	1,400	–
Purchases of property and equipment	(6,167)	(28,407)

Net cash used in investing activities	(208,330)	(145,907)

FINANCING ACTIVITIES:
Issuance of common stock for cash, net of issuance costs	9,696,013	–
Proceeds from issuance of convertible debt and warrants	823,595	1,250,000

Net cash provided by financing activities	10,519,608	1,250,000

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	8,808,136	(8,510)

CASH AND CASH EQUIVALENTS, beginning of period	761,458	1,305,785

CASH AND CASH EQUIVALENTS, end of period	$9,569,594	$1,297,275

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Recognition of contingent beneficial conversion feature	$500,000	$–
Conversion of notes payable and accrued interest into common stock		$1,251,000
Accrued and unpaid dividends	$959	$958
Interest paid	$754	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2014 AND 2013

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

The accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2014, which has been derived from our audited Consolidated Financial Statements, and the accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended March 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2014. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2013 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on January 10, 2014.

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

All data for common stock, options and warrants have been adjusted to reflect the 3-for-1 forward stock split (which took effect on February 11, 2014) for all periods presented. In addition, all common stock prices, and per share data for all periods presented have been adjusted to reflect the 3-for-1 forward stock split. See Note 7 for details.

Note 2: Balance Sheet Information

Balance sheet information is as follows:

	March 31,	September 30,
	2014	2013
Receivables, current, net:
Accounts receivable, current	$1,086,142	$904,197
Less: Allowance for doubtful accounts	(714,578)	(729,296)
	$371,564	$174,901
Receivables, long term, net:
Accounts receivable, long term	$355,243	$374,708
Less: Allowance for doubtful accounts	(310,606)	(330,069)
	$44,637	$44,639
Total receivables, net:
Gross receivables	$1,441,385	$1,278,905
Less: Allowance for doubtful accounts	(1,025,184)	(1,059,365)
	$416,201	$219,540

Components of allowance for doubtful accounts are as follows:

	March 31,	September 30,
	2014	2013
Allowance for dilution and fees on amounts due from billing aggregators	$998,450	$730,777
Allowance for customer refunds	2,052	6,281
	$1,000,502	$737,058

	March 31,	September 30,
	2014	2013
Property and equipment, net:
Furnishings and fixtures	$112,611	$101,611
Office, computer equipment and other	445,721	404,580
	558,332	506,191
Less: Accumulated depreciation	(452,079)	(435,029)
	$106,253	$71,162

	March 31,	September 30,
	2014	2013
Intangible assets, net:
Domain name and marketing related intangibles	$1,513,708	$1,513,708
Website and technology related intangibles	2,369,291	2,335,728
	3,882,999	3,849,436
Less: Accumulated amortization	(1,193,889)	(1,001,035)
	$2,689,110	$2,848,401

	March 31,	September 30,
	2014	2013
Accrued liabilities:
Deferred revenue	$1,795	$2,829
Accrued payroll and bonuses	33,262	27,330
Deposits from customers	132,156	–
Deferred rent	34,213	35,625
Accruals under revenue sharing agreements	1,364	44,167
Accrued expenses - other	225,816	189,513
	$428,606	$299,464

Note 3: Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended March 31, 2014 and 2013, the Company had a net loss of $1,384,019 and $4,275,526, respectively. These circumstances result in substantial doubt as to the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock. The failure to achieve the necessary levels of profitability and obtain the additional funding would be detrimental to the Company. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Because of the infancy of the Company’s new lines of business, the Company has yet to generate significant revenue from its online presence marketing or promotional marketing lines of business. Given that the Company has not been accepting new customers for its legacy product offerings since July 2011 and that it did not launch its new product offerings until August 2012, the Company’s revenues declined for fiscal 2014 as compared to fiscal 2013 as the Company continued to build a foundation for its new products and services and position the Company for future growth through its LiveDeal.com and Velocity Local™ offerings.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort from inception through the period ended December 31, 2013, towards (i) establishment of sales distribution channels for its products, (ii) management of accrued expenses and accounts payable, and (iii) building and marketing its LiveDeal.com and Velocity Local™ offerings and developing other new products. In addition, the Company recently sold 2,214,612 shares of our common stock, resulting in gross proceeds of $10,000,000, in an at-the-market offering, in which Chardan Capital Markets LLC was our agent. The shares were sold under our Registration Statement on Form S-3 (Reg. No. 333-187397), which was declared effective on May 3, 2013. The Company also filed a new shelf Registration Statement on Form S-3 (Reg. No. 333-193971) registering the offer and sale of up to $50,000,000 of common stock and other securities, which was declared effective on April 10, 2014. See Note 7.

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

Stock Options

The following table summarizes stock option activity for the six months ended March 31, 2014:

	Number of	Weighted Average Exercise	Weighted Average Remaining	Intrinsic
	Shares	Price	Contractual Life	Value
Outstanding at September 30, 2013	675,000	$2.82
Granted	–
Exercised	–
Forfeited	–
Outstanding at March 31, 2014	675,000	$2.82	5.4	–
Exercisable at March 31, 2014	187,500	$2.83	3.5	–

The Company recognized compensation expense of $39,985 and $105,860 during the three and six months ended March 31, 2014, respectively, and $32,008 during the three and six months ended March 31, 2013, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures.

At March 31, 2014, the Company had $162,208 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized over a weighted-average period of 1.63 years.

The following table summarizes information about the Company’s non-vested shares as of March 31, 2014:

		Weighted-Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Nonvested at September 30, 2013	600,000	$0.73
Granted	–
Vested	(112,500)
Nonvested at March 31, 2014	487,500	$0.73

Restricted Stock Awards

The Company has previously granted shares of restricted stock to certain individuals. The following table sets forth changes in compensation-related restricted stock awards during the six months ended March 31, 2014:

Outstanding (unvested) at September 30, 2013	–
Granted	21,000
Forfeited	–
Vested	(21,000)
Outstanding (unvested) at March 31, 2014	–

On January 6, 2014, the Company issued 21,000 shares of common stock in exchange for professional services. As of March 31, 2014, 21,000 shares were vested. This agreement also requires the Company to pay $8,000 in cash per month for 6 months in exchange for sales and marketing services. The agreement is cancellable at any time. This agreement was terminated subsequent to March 31, 2014.

Stock Awards Granted to Directors

In September 2011, in an effort to preserve cash, our Board, after consultation with the Compensation Committee, determined to compensate members of the Board for their monthly retainer and other services as directors and/or members of the Board’s various standing committees through the award of shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Plan (the “2003 Stock Plan”) in lieu of cash payments to directors. Under the terms of this arrangement, each non-employee director received a monthly award of a number of fully vested shares of the Company’s common stock equal to his or her monthly board of director cash fees divided by the closing market price of the Company’s common stock on the grant date. An aggregate of 250,485 shares have been issued to members of the Board of Directors pursuant to such arrangement. Other than as described immediately above, 28,604 shares of the Company’s common stock were recorded but not yet issued to members of the Board during the six months ended March 31, 2014.

Note 5: Debt

ICG Convertible Note Transaction

On April 3, 2012 (“Closing Date”), the Company entered into a Note Purchase Agreement (the “ ICG Purchase Agreement”) with Isaac Capital Group, LLC (“ICG”), a related party, pursuant to which ICG agreed to purchase for cash up to $2,000,000 in aggregate principal amount of the Company’s unsecured Subordinated Convertible Notes (“Notes”). ICG is owned by Jon Isaac, the Company’s President and Chief Executive Officer and a director on the Company’s Board. Prior to this transaction, Mr. Isaac owned 1,209,675 shares, or 16.8% of the Company’s outstanding common stock. The ICG Purchase Agreement and the Notes, which are unsecured, provide that all amounts payable by the Company to ICG under the Notes were due and payable on April 3, 2013 (“Maturity Date”), provided that the Company had the option in its discretion to extend the Maturity Date by up to one (1) year if no Event of Default (as defined in the ICG Purchase Agreement) had occurred and was continuing, and the Company is in material compliance with its agreements and covenants under the Purchase Agreement and the Notes, as of the Maturity Date. The Company exercised such option prior to the Maturity Date.

Effective as of April 3, 2012, the Company and ICG amended the ICG Purchase Agreement to clarify ambiguities related to the warrant issuance timing and the conversion price of a Note, and to amend various anti-dilution features. These changes were consistent with the intent of the parties at the time they entered into the ICG Purchase Agreement and are consistent with the Company’s past practices related to the Notes and warrants. In particular, the amendment clarifies that the warrants will be issued upon conversion (rather than upon issuance) of the Notes and provides that the conversion price of a Note shall be based upon a floor price of $0.33 per share, regardless if the Company’s stock is trading below that amount at the time ICG elects to convert a Note.

The ICG Purchase Agreement and the Notes, as amended, provided that:

•	The Notes accrued interest at an annual interest rate equal to 8%. All interest was payable on the Maturity Date or upon the conversion of the applicable Note.

•	The Company had the option to prepay each Note, in whole or in part, at any time without premium or penalty.

•	If ICG elected to convert all or any portion of any Note, the Company must issue to ICG on the date of the conversion a warrant (“Contingent Warrant”) to purchase a number of shares of the Company’s common stock equal to the number of shares issuable upon conversion. This number of shares was subject to adjustment in the event of stock splits or combinations, stock dividends, certain pro rata distributions, and certain fundamental transactions. Each Contingent Warrant was exercisable for a period of five (5) years following the date of its issuance at an exercise price equal to 120% of the conversion price of the applicable Note (with the exercise price being subject to adjustment under the same conditions as the number of shares for which the warrant is exercisable.) The Contingent Warrants provided that they would be exercised in whole or in part and include a cashless exercise feature.

•	The Notes provided that, upon the occurrence of any Event of Default, all amounts payable to ICG would become immediately due and payable without any demand or notice.

•	The Company would issue additional Notes in an aggregate principal amount of up to $1,750,000 to ICG from time to time upon notice to ICG prior to April 3, 2013, provided that each Note must be in a principal amount of at least $100,000.

•	The Company: (i) was required to provide certain financial and other information to ICG from time to time; (ii) must maintain its corporate existence, business, assets, properties, insurance and records in accordance with the requirements set forth in the ICG Purchase Agreement; (iii) with certain exceptions, must not incur or suffer to exist any liens or other encumbrances with respect to the Company’s property or assets; (iv) must not make certain loans or investments, except in compliance with the terms of the ICG Purchase Agreement; and (v) must not enter into certain types of transactions, including dispositions of its assets or business.

The events of default (“Events of Default”) which triggered the acceleration of the Notes include (among other things): (i) the Company’s failure to make any payment required under the Notes when due (subject to a three-day cure period), (ii) the Company’s failure to comply with its covenants and agreements under the ICG Purchase Agreement, the Notes and any other transaction documents, and (iii) the occurrence of a change of control with respect to the Company.

The Company issued an initial Note in the principal amount of $250,000 to ICG (“Note No. 1”) on the Closing Date. Because the conversion price of $0.84 was less than the stock price, this gave rise to a beneficial conversion feature valued at $166,667. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on the Closing Date. The discount to Note No. 1 is being amortized to interest expense until maturity or its earlier repayment or conversion

As mentioned above, the ICG Purchase Agreement, as amended, contained contingent provisions for the adjustment of the conversion ratio and conversion price, and the issuance of Contingent Warrants upon conversion.

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

On December 11, 2012, the Company issued a second Note to ICG in the principal amount of $250,000 (“Note No. 2”), pursuant to the ICG Purchase Agreement. Because the conversion price of $0.67 was less than the stock price, this gave rise to a beneficial conversion feature valued at $200,738. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on December 11, 2012. On December 17, 2012, ICG elected to convert Note No. 2, resulting in the issuance of 371,487 shares of the Company’s common stock and a warrant to acquire 371,487 additional shares of the Company’s common stock at an exercise price of $0.81 per share. Upon conversion of the Note No. 2, the remaining debt discount of $196,556 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the conversion of Note No. 2 was $550,016 and was immediately recognized as interest expense.

On March 22, 2013 and March 25, 2013, the Company issued a third and fourth Note to ICG in the principal amount of $500,000 (“Note No. 3”) and $250,000 (“Note No. 4”), respectively, pursuant to the ICG Purchase Agreement. Because the conversion price of $0.46 was less than the stock price, this gave rise to beneficial conversion features valued at $401,386. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on March 25, 2013. On March 27, 2013, ICG elected to convert Note Nos. 3 and 4, resulting in the issuance of 1,631,886 shares of the Company’s common stock and a warrant to acquire 1,631,886 additional shares of the Company’s common stock at an exercise price of $0.55 per share. Upon conversion of Note Nos. 3 and 4, the remaining debt discount of $396,977 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the conversion of Note Nos. 3 and 4 was $1,299,884 and was immediately recognized as interest expense.

On March 28, 2013, the Company issued a fifth Note to ICG in the principal amount of $250,000 (“Note No. 5”), pursuant to the ICG Purchase Agreement. Because the conversion price of $0.47 was less than the stock price, this gave rise to a beneficial conversion feature valued at $250,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital on March 28, 2013. On March 28, 2013, ICG elected to convert Note No. 5, resulting in the issuance of 535,716 additional shares of the Company’s common stock and a warrant to acquire 535,716 shares at an exercise price of $0.56 per share. Upon conversion of Note No. 6, the debt discount of 250,000 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the conversion of Note No. 5 was $589,442 and was immediately recognized as interest expense.

On January 23, 2014, the Company issued a Note to ICG in the principal amount of $500,000. Because the conversion price of $2.29 was less than the stock price, this gave rise to a beneficial conversion feature valued at $500,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The debt discount is being amortized over the one year term and therefore $91,781 of interest expense was recognized.

Kingston Convertible Note Transaction ($5 Million Line of Credit)

On January 7, 2014, the Company entered into a Note Purchase Agreement (the “Kingston Purchase Agreement”) with Kingston Diversified Holdings LLC (“Kingston”), pursuant to which the Investor agreed to purchase for cash up to $5,000,000 in aggregate principal amount of the Company’s Convertible Notes (“Notes”). The Kingston Purchase Agreement and the Notes, which are unsecured, provide that all amounts payable by the Company to Kingston under the Notes will be due and payable on the second (2nd) anniversary of the date of the Kingston Purchase Agreement (the “Maturity Date”).

The Kingston Purchase Agreement and the Notes provide that:

—	Either the Company or Kingston will have the right to cause the sale and issuance of Notes pursuant to the Kingston Purchase Agreement, provided that NASDAQ’s approval of the Kingston Purchase Agreement and transactions contemplated thereby is a condition precedent to each party’s right to cause any borrowings to occur under the Kingston Purchase Agreement.

—	Each Note must be in a principal amount of at least $100,000.

—	The Notes are issuable at a 5% discount and will accrue interest at an annual interest rate equal to 8%. All interest will be payable on the Maturity Date or upon the conversion of the applicable Note.

—	The Company has the option to prepay each Note, in whole or in part, at any time without premium or penalty.

—	The Company or Kingston may elect at any time on or before the Maturity Date to convert the principal and accrued but unpaid interest due under any Note into shares of the Company’s common stock. The conversion price applicable to any such conversion will be an amount equal to 70% of the lesser of: (i) the closing bid price of the common stock on the date of the Kingston Purchase Agreement (i.e., $3.12 per share); or (ii) the 10-day volume weighted average closing bid price for the common stock, as listed on NASDAQ for the 10 business days immediately preceding the date of conversion (the “Average Price”); provided, however, that in no event will the Average Price per share be less than $0.33. For example, if the Average Price is $0.17 per share, then for purposes of calculating the conversion price, the Average Price per share would be $0.33 per share instead of $0.17 per share.

—	If either party elects to convert all or any portion of any Note, the Company must issue to Kingston on the date of the conversion a warrant (“Contingent Warrant”) to purchase a number of shares of the Company’s common stock equal to the number of shares issuable upon conversion. This number of shares is subject to adjustment in the event of stock splits or combinations, stock dividends, certain pro rata distributions, and certain fundamental transactions. Each Contingent Warrant will be exercisable for a period of five (5) years following the date of its issuance at an exercise price equal to 110% of the conversion price of the applicable Note (with the exercise price being subject to adjustment under the same conditions as the number of shares for which the warrant is exercisable.) The Contingent Warrants provide that they may be exercised in whole or in part and include a cashless exercise feature.

—	The Notes provide that, upon the occurrence of any Event of Default, all amounts payable to Kingston will become immediately due and payable without any demand or notice. The events of default (“Events of Default”) which trigger the acceleration of the Notes include (among other things): (i) the Company’s failure to make any payment required under the Notes when due (subject to a three-day cure period), (ii) the Company’s failure to comply with its covenants and agreements under the Purchase Agreement, the Notes and any other transaction documents, and (iii) the occurrence of a change of control with respect to the Company.

—	The Company (i) is required to provide certain financial and other information to Kingston from time to time, (ii) must maintain its corporate existence, business, assets, properties, insurance and records in accordance with the requirements set forth in the Kingston Purchase Agreement, (iii) with certain exceptions, must not incur or suffer to exist any liens or other encumbrances with respect to the Company’s property or assets, (iv) must not make certain loans or investments except in compliance with the terms of the Kingston Purchase Agreement, and (v) must not enter into certain types of transactions, including dispositions of its assets or business.

—	The Company agreed to use commercially reasonable efforts to obtain, as promptly as practicable, any approvals of the Company’s stockholders required under applicable law or NASDAQ Listing Rules in connection with the transactions contemplated by the Kingston Purchase Agreement. Unless and until any such stockholder approvals are obtained, in no event will Kingston be entitled to convert any Notes and/or exercise any Contingent Warrants to the extent that any such conversion or exercise would result in Kingston acquiring in such transactions a number of shares of the Company’s common stock exceeding 19.99% of the number of shares of common stock issued and outstanding immediately prior to the Company’s entry into the Kingston Purchase Agreement.

—	Kingston will be entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price for any Note(s) issued pursuant to the Kingston Purchase Agreement. If any such dilutive issuance occurs prior to the conversion of one or more Notes, the conversion price for such Note(s) will be adjusted downward pursuant to its terms (subject to a floor of $0.23 per share). If any such dilutive issuance occurs after the conversion of one or more Notes, Kingston will be entitled to be issued additional shares of common stock for no consideration, and to an adjustment of the exercise price payable under the applicable Contingent Warrant(s). With respect to each Note actually issued pursuant to the Kingston Purchase Agreement, Kinston’s anti-dilution rights will expire two (2) years following the date of issuance.

As of March 31, 2014, there were no advances from this line of credit.

February 2014 Convertible Note Transaction

On February 27, 2014, the Company issued a one year convertible note to an otherwise unaffiliated, non-institutional third party in the principal amount of $323,595. The note (i) is unsecured, (ii) bears interest at the rate of six percent per annum, and (iii) was issued without any original issue discount.

The principal is convertible into shares of the Company’s common stock at any time and from time-to-time at the instance of either the Company or the holder. The per-share conversion price is an amount equal to ninety percent (90%) of the 10-day volume weighted average closing bid price for the Company’s common stock, as reported by The NASDAQ Stock Market, Inc. for the ten (10) trading days immediately preceding the date of the notice of conversion, subject to downward adjustment in the event that the Company issues any securities at a price per share lower than the then-current conversion price; provided, however, that in no event shall the conversion price per share be less than $1.00. The Company provided the holder with certain negative covenants and events of default, each standard for transactions of this nature.

Due to the “reset” and “dilutive issuance” clause in this note relating to the conversion price from dilutive share issuance, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 6.

The Company determined an initial derivative liability value of $139,852, which is recorded as a derivative liability as of the date of issuance while also recording a $12,261 non-cash interest expense and an $139,852 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options of the note. The Company recorded $34,434 of non-cash “change in fair value of derivative” expense during the three and six months periods ending March 31, 2014 related to this note.

Note 6: Derivative Liability

The February 2014 Convertible Note discussed in Note 5 has a reset provision and a dilutive issuance clause that gave rise to a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability are recorded in the condensed consolidated statement of income under other income (expense).

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The range of significant assumptions which the Company used to measure the fair value of derivative liabilities (a level 3 input) at March 31, 2014 is as follows:

Stock price	$6.84 - $7.14
Risk free rate	.11% - .13%
Volatility	135.89%-141.97%
Exercise prices	$6.54 - $8.12
Term (years)	1

The following table represents the Company’s derivative liability activity for both the embedded conversion features for the six months ended March 31, 2014:

Amount
Derivative liability balance, September 30, 2013	$–
Issuance of derivative financial instruments during the six months ended March 31, 2014	139,852
Change in derivative liability during the six months ended March 31, 2014	34,434
Derivative liability balance, March 31, 2014	$174,286

Note 7: Equity

In September and December 2012 and March 2013, ICG elected to convert five Notes, resulting in the issuance of shares of the Company’s common stock and warrants to acquire additional shares of the Company’s common stock. See Note 5.

For the six months ended March 31, 2014, 28,604 shares of the Company’s common stock were recorded but not yet issued to members of the Board of Directors in exchange for services. See Note 4.

At-The-Market Offering of Common Stock (Chardan Capital Markets LLC )

On January 7, 2014, we entered into an Engagement Agreement (the “Engagement Agreement”) with Chardan Capital Markets LLC (“Chardan”) pursuant to which we agreed to issue and sell up to a maximum aggregate amount of 1,980,000 shares of our common stock from time to time through Chardan as our sales agent, under our shelf Registration Statement on Form S-3 (File No. 333-187397) (the “Registration Statement”) previously filed with the SEC, pursuant to which any shares that are issued under the Engagement Agreement will be sold.

Upon delivery of a placement notice by the Company, and subject to the terms and conditions of the Engagement Agreement, Chardan was authorized to sell our common stock by any method deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including by means of ordinary brokers’ transactions at market prices on the NASDAQ Capital Market, in block transactions, through privately negotiated transactions, or as otherwise agreed by Chardan and us. Chardan agreed to act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NASDAQ. We have also provided Chardan with customary indemnification rights.

For the quarter ended March 31, 2014, we sold 2,214,612 shares of our common stock under the registration statement, resulting in gross proceeds of $10,000,000, in an at-the-market offering, in which Chardan was our agent. We received net proceeds of $9,696,013. We paid Chardan a total commission of $299,882 pursuant to the Engagement Agreement.

New Shelf Registration Statement

On February 14, 2014, the Company filed a shelf Registration Statement on Form S-3 (File No. 333-193971) (the “New Shelf Registration Statement”) registering up to $50,000,000 in any combination of its common stock, preferred stock, debt securities, warrants, or units, to be offered and sold from time to time in one or more offerings. The New Shelf Registration Statement was subsequently declared effective by the SEC on April 10, 2014.

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

Note 8: Warrants

As discussed in Note 5, the Company issued several Notes and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at March 31, 2014:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2013	2,866,506	$0.63
Granted	–
Exercised	–
Outstanding at March 31, 2014	2,866,506	0.63	3.89	17,797,412
Exercisable at March 31, 2014	2,866,506	0.63	3.89	17,797,412

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

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Loss from continuing operations	$(975,860)	$(3,215,467)	$(1,384,019)	$(4,277,939)
Less: preferred stock dividends	(479)	(479)	(959)	(958)
Loss from continuing operations applicable to common stock	(976,339)	(3,215,946)	(1,384,978)	(4,278,897)
Income (loss) from discontinued operations	–	450	–	2,413
Net loss applicable to common stock	$(976,339)	$(3,215,496)	$(1,384,978)	$(4,276,484)

Weighted average common shares outstanding - basic and diluted	13,144,063	8,379,069	12,225,987	8,166,921

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.07)	$(0.38)	$(0.11)	$(0.52)
Discontinued operations	–	–	–	–
Net loss	$(0.07)	$(0.38)	$(0.11)	$(0.52)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Options to purchase shares of common stock	675,000	–	675,000	–
Warrants to purchase shares of common stock	2,866,506	2,167,602	2,866,506	698,904
Series E convertible preferred stock	127,840	127,840	127,840	127,840
Shares of non-vested restricted stock	21,000	789	21,000	789
Total potentially dilutive shares	3,690,346	2,296,231	3,690,346	827,533

Note 10: Income Taxes

At March 31, 2014, the Company maintained a valuation allowance against its deferred tax assets. The Company determined this valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the three and six months ended March 31, 2014, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

Note 11: Related Party Transactions

Convertible Notes with ICG

As described in Note 5, during 2012 and 2013 the Company entered into a Note Purchase Agreement with ICG, an entity owned by Jon Isaac, the Company’s President and Chief Executive Officer and a director of the Company, and subsequently issued a series of Subordinated Convertible Notes thereunder to ICG. In connection with these transactions, the Company received gross proceeds of $0 and $1,250,000 during the six months ended March 31, 2014 and 2013, respectively.

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

During the six months ended March 31, 2014 and 2013, the Company recognized total interest expense of $0 and $3,291,466 associated with the ICG notes.

On January 23, 2014, the Company issued a Note to ICG in the principal amount of $500,000. During the six months ended March 31, 2014, the Company recognized total interest expense of $7,556 associated with this note.

Note 12: Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of March 31, 2014, our annual results of operations, cash flows or liquidity of the Company.

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

On October 1, 2013, the Arizona Court of Appeals affirmed in part and reversed in part on the principal damages and remanded the matter for judgment. Subsequently, the Maricopa County Superior Court entered Judgment on Mandate against the Company in the principal sum of $46,636.31 and attorneys’ fees of $5,624.40, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. The Company anticipates paying the judgment during the fiscal quarter ending June 30, 2014 and, upon such payment, the matter will be resolved. As of March 31, 2014, we maintained an accrual of $52,261 related to this matter.

Operating Leases and Service Contracts

As of March 31, 2014, future minimum annual payments under operating lease agreements for fiscal years ending September 30 are as follows:

2014	215,745
2015	333,461
2016	191,429
2017	53,946
2018	–
Thereafter	–
$794,581

Note 13: Concentration of Credit Risk

The Company maintains cash balances at banks in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of March 31, 2014. At times, balances may exceed federally insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the LEC (defined below) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. The billing companies and LEC’s charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at March 31, 2014 and September 30, 2013 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with Local Exchange Carrier (“LEC”) service providers. Three such entities accounted for 38%, 22% and 16% of gross receivables at March 31, 2014 and 44%, 25%, and 18% of gross receivables at September 30, 2013, respectively.

Note 14: Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the result of its operation.

Note 15: Business Combination

On March 7, 2014, the Company signed an agreement for the acquisition of substantially all of the assets of DA Stores, LLC, through its wholly-owned subsidiary, Live Goods, LLC (“Live Goods”). The acquisition of the assets is intended to assist in the implementation of the Company’s new business line. Under the terms of the acquisition, the Company acquired DA Stores, LLC’s retail store inventory and equipment, furniture, software, hardware, and domain names in exchange for $200,000 cash. The purchase price for the assets of Live Goods was determined to be the fair market value thereof. On May 16, 2014, DA Stores, LLC, executed the Deed of Transfer in respect of all the assets.

In connection with the transaction, the Company paid to the benefit of each of Akmal Hodjaev and David Rashidov the sum of $150,000 as retention compensation. The Company, through Live Goods LLC, also agreed to employ each of such individuals for a three-year term, commencing as of the date of the transaction. However, in the event that either or both of such individuals voluntarily terminates their respective employment prior to the expiration of such three-year term, such terminating individual has agreed to return such $150,000 sum.

Further, and in connection with such individual’s employment but subject to the achievement of certain performance metrics at the one-year anniversary of the acquisition of such assets, the Company will pay an aggregate, additional amount to Messrs. Hodjaev and Rashidov, in cash or stock options (based on the price of the Company’s common stock on March 7, 2014), as follows:

i.	$300,000 if Live Goods, LLC, achieves $15,000,000 in revenue during such 12-month period with 5% profitability margin;

ii.	$250,000 if Live Goods, LLC, achieves $12,000,000 in revenue during such 12-month period, with 5% profitability margin; or

iii.	$200,000 if Live Goods, LLC, achieves $10,000,000 in revenue during such 12-month period with 5% profitability margin.

The Company will recognize this additional, conditional payment to such individuals, if, when, and any such performance metric has been achieved.

Note 16: Subsequent Events

Share Purchase Agreement for Acquisition of DealTicker, Inc.

On May 5, 2014, the Company, through its wholly-owned subsidiary, Live Goods, LLC, a California limited liability company, entered into a share purchase agreement (the “Agreement”) to purchase all of the issued and outstanding shares in the capital of DealTicker Inc., a Canadian corporation (“DealTicker”), from Julian Gleizer and Daniel Abramov, the shareholders of DealTicker (collectively the “Sellers”).

Upon the closing of the transaction, the Sellers shall sell all of the shares of DealTicker to LiveGoods for a purchase price in the aggregate amount of CAN$246,000. Pursuant to the terms of the Agreement, Live Goods may, in its absolute discretion, increase the purchase price taking into account the financial performance and operation of the DealTicker business during the one-year period following the closing compared to historical performance.

The Agreement is subject to customary closing conditions, including, but not limited to the accuracy of representations and warranties, all necessary and required consents being obtained, delivery of non-compete, employment agreements and other releases and consents, as well as there having been no material adverse effect on the business operations prior to closing. It is also a condition to closing that deferred revenue, cash and cash equivalents as well as the value of the inventory meet certain thresholds at closing, which are set forth in the Agreement.

Dividends

On May 12, 2014, the company paid cash for preferred dividends in the amount of $16,780. This amount was included in accrued liabilities at March 31, 2014.

Engagement Agreement with Chardan Capital Markets LLC (At-The-Market Offering)

On May 16, 2014, we entered into an Engagement Agreement (the “Engagement Agreement”) with Chardan Capital Markets LLC (“Chardan”) pursuant to which we may issue and sell up to a maximum aggregate amount of 10,000,000 shares of our common stock from time to time through Chardan as our sales agent, under our shelf registration statement on Form S-3 (File No. 333-193971) (the “Registration Statement”) previously filed with the SEC, pursuant to which any shares that are issued under the Engagement Agreement will be sold.

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

The offering pursuant to the Engagement Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the Engagement Agreement, or (ii) termination of the Engagement Agreement as permitted therein. The Engagement Agreement may be terminated by Chardan or us at any time upon 15 days’ written notice to the other party.

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

On May 20, 2014 we sold 1,000 shares of our common stock under the Registration Statement, resulting in gross proceeds of $2,690, in an at-the-market offering, in which Chardan Capital Markets LLC was our agent. We received net proceeds of $2,609.

The foregoing description of the Engagement Agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the complete text of the Engagement Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 1.1 and incorporated herein by reference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2014, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as amended.

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

Summary Business Description

We provide specialized online marketing solutions that boost customer awareness and merchant visibility on the internet. In September 2013, we launched LiveDeal.com, which redefined the Company’s strategy and direction, centering its focus on the new LiveDeal.com platform and growing the base of restaurants utilizing the LiveDeal platform to attract new customers. LiveDeal.com is a unique, real-time “deal engine” connecting merchants with consumers. The Company believes that it has developed the first-of-its-kind web/mobile platform that, using geo-location, enables restaurants and other businesses to communicate real-time and instant offers to nearby customers.

On May 6, 2014, we acquired DealTickerTM, an online platform that offers discounted products and services in the U.S. and Canada. The acquisition marked an expansion of our successful restaurant deal engine into the retail industry, including discounted clothing, jewelry, designer brands, electronics, health and beauty supplies, as well as other products. We have also released Apple iOS and Android apps as part of our ongoing effort to broaden the reach and audience of our deal engine.

In addition to LiveDeal.com, we also recently launched two new business lines under new management after a period of re-evaluating our sales program, products, distribution methods and vendor programs. In August 2012, we commenced sourcing local deal and activities to strategic publishing partners under our LiveDeal® brand, which we refer to as promotional marketing. In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand, which we refer to as online presence marketing.

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

The Company, best known for migrating print yellow pages to the Internet in 1994, began to develop the model for LiveDeal.com after having worked closely with well-known publishers in the daily deal market. In mid-2013, we tested the beta platform in a number of cities, and the model has been well received by restaurants, consumers, and various restaurant associations. We launched LiveDeal.com in the San Diego and Los Angeles, California markets in September 2013 and December 2013, respectively, followed by successful launches in more than 30 other major cities. The Company believes it can continue to expand cost-effectively due to the scalability of the LiveDeal.com platform, as businesses can curate deals through our account managers or create specials on their own. In addition, individual customers transact directly with the business, eliminating the need for the Company to act as an intermediary in the sale.

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

Results of Operations

The following sets forth a discussion of our financial results for the three and six months ended March 31, 2014 as compared to the three and six months ended March 31, 2013. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below.

Net Revenues

	Net Revenues
	2014	2013	Change	Percent

Three Months Ended March 31,	$678,033	$555,084	$122,949	22%
Six Months Ended March 31	$1,271,491	$1,127,619	$143,872	13%

Net revenues increased in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to a $162,000 increase in online products revenue, which was partially offset by a $39,000 decrease in legacy revenues. Net revenues increased in the six months ended March 31, 2014 as compared to the six months ended March 31, 2013 primarily due to a $270,000 increase in online products revenue, partially offset by a $126,000 decrease in legacy revenues.

Cost of Services

	Cost of Services
	2014	2013	Change	Percent

Three Months Ended March 31,	$245,678	$116,913	$128,765	110%
Six Months Ended March 31	$367,007	$219,549	$147,458	67%

Cost of services increased in the second quarter and first six months of fiscal 2014 as compared to the second quarter and first six months of fiscal 2013 primarily due to increased fulfillment costs on associated with sales of our online products.

Gross Profit

	Gross Profit
	2014	2013	Change	Percent

Three Months Ended March 31,	$432,355	$438,171	$(5,816)	1%
Six Months Ended March 31	$904,484	$908,070	$(3,586)	1%

Gross profit decreased in the second quarter and first six months of fiscal 2014 as compared to the second quarter and first six months of fiscal 2013 primarily due to the increased cost of fulfillment services and changes in online products versus legacy revenues as described above.

General and Administrative Expenses

	General and Administrative Expenses
	2014	2013	Change	Percent

Three Months Ended March 31,	$1,180,876	$1,231,531	$(50,655)	(4)%
Six Months Ended March 31	$2,051,576	$1,993,907	$57,669	3%

General and administrative expenses decreased in three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to the following:

•	Decreased compensation costs of $353,248 due to the decreases in staffing.

•	Increased depreciation and amortization expense of $41,453, due to an increase in intangible assets subject to amortization.

•	Increased professional fees of $38,594 related to:

•	Increase in legal fees of $15,479, due to litigation settlement,

•	Decrease in marketing consultant fees of $138,

•	Increase in IT consultant fees of $34,927, due to increased use of programmers,

•	Decrease in accounting fees of $50,882 due to cost containment initiatives, and

•	Increase in other miscellaneous consultant costs of $39,208, due to increased use of consultants.

•	Other expense increases of $222,546, including rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office operations, reductions in force and other cost containment initiatives.

General and administrative expenses increased in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013 primarily due to the following:

•	Decreased compensation costs of $359,088 due to the decreases in staffing.

•	Increased depreciation and amortization expense of $82,598, due to an increase in intangible assets, subject to amortization.

•	Decreased professional fees of $65,783 related to:

•	Decrease in legal fees of $49,770, due to litigation settlement and cost containment initiatives,

•	Decrease in marketing consultant fees of $2,095, due to no longer using marketing consultants,

•	Increase in IT consultant fees of $49,461, due to increased use of programmers,

•	Decrease in accounting fees of $69,797, due to cost containment initiatives, and

•	Increase in other miscellaneous consultant costs of $6,418, due to increased use of consultants.

•	Other expense increases of $399,937, including rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office operations, reductions in force and other cost containment initiatives.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q2 2014	Q1 2014	Q4 2013	Q3 2013	Q2 2013
Compensation for employees, leased employees, officers and directors	372,889	430,228	555,323	528,767	726,137
Professional fees	287,257	140,422	212,465	147,618	248,663
Depreciation and amortization	106,526	104,711	70,288	65,183	65,073
Other general and administrative costs	414,204	195,338	357,204	184,090	191,658

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2014	2013	Change	Percent

Three Months Ended March 31,	$222,434	$7,166	$215,268	3004%
Six Months Ended March 31	$249,506	$26,607	$222,899	838%

Sales and marketing expensed increased in the second quarter and the first six months of fiscal 2014 as compared to the second quarter and the first six months of fiscal 2013 primarily due to expenses associated with corporate marketing initiatives.

Operating Loss

	Operating Loss
	2014	2013	Change	Percent

Three Months Ended March 31,	$(970,955)	$(800,526)	$(170,429)	37%
Six Months Ended March 31	$(1,396,598)	$(1,112,444)	$(284,154)	37%

The increase in operating loss for the second quarter and first six months of fiscal 2014 as compared to the second quarter and first six months of fiscal 2013 resulted from a variety of factors, including increases in the cost of services, general and administrative expenses and sales and marketing expenses, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2014	2013	Change	Percent

Three Months Ended March 31,	$(4,905)	$(2,414,941)	$2,410,036	(100)%
Six Months Ended March 31	$12,579	$(3,165,495)	$3,178,074	(100)%

The large improvement in other income (expense) in the second quarter and first six months of fiscal 2014 as compared to the second quarter and first six months of fiscal 2013 was primarily due to interest expense incurred during the three-month period ending December 31, 2012, relating to the issuance of debt and the conversion of the Notes to warrants.  See Note 5.

Net Loss

	Net Loss
	2014	2013	Change	Percent

Three Months Ended March 31,	$(975,860)	$(3,215,017)	$2,239,157	(70)%
Six Months Ended March 31	$(1,384,019)	$(4,275,526)	$2,891,507	(68)%

The decrease in net loss for the second quarter and first six months of fiscal 2014, as compared to the second quarter and first six months of fiscal 2013, was primarily attributable to changes in operating loss and, other income (expense), each of which is described above.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $1,503,142 for the first six months of fiscal 2014 as compared to $1,112,603 for the first six months of fiscal 2013. This change was due to a decrease of $2,891,507 in our net loss, partially offset by a decrease of non-cash expenses of $3,089,054 which during the first six months of fiscal 2013 included $3,291,466 of interest expense associated with convertible debt and warrants, depreciation expense, stock compensation and bad debt expense. Cash flows from operations were also impacted by an increase of approximately $230,439 in changes in working capital and other assets in the first six months of fiscal 2014 as compared to the first six months of fiscal 2013. This working capital variance resulted primarily from the changes in accounts receivable, accounts payable and accrued liabilities. Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings. Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the first six months of fiscal 2014 consisted of a $200,000 deposit for the acquisition of a business, $3,563 of expenditures for intangible assets, $6,167 of purchases of equipment and $1,400 proceeds from sale of fixed assets. Our cash flows used in investing activities during the first six months of fiscal 2013 consisted of $117,500 of expenditures for intangible assets and $28,407 of purchases of equipment.

Cash Flows from Financing Activities

Our cash flows from financing activities during the first six months of fiscal 2014 consisted of $9,696,013 of issuances of common stock for cash and $823,595 of issuance of convertible debt and warrants. Our cash flows from financing activities during the first six months of fiscal 2013 consisted of $1,250,000 of proceeds received from the issuance of convertible debt and warrants.

Working Capital

We had working capital of $9,281,748 as of March 31, 2014 compared to working capital of $179,968 as of September 30, 2013 with current assets increasing by $9,575,246 and current liabilities increasing by $473,466 from September 30, 2013 to March 31, 2014. Such changes in working capital are primarily attributable to the increase in our operating net loss and the results of our financing activities.

At-The-Market Offering of Common Stock (Chardan Capital Markets LLC)

For the quarter ended March 31, 2014, we sold 2,214,612 shares of our common stock, resulting in gross proceeds of $10,000,000, in an at-the-market offering, in which Chardan Capital Markets LLC (“Chardan”) was our agent. We received net proceeds of $9,696,013. The shares were sold under a Registration Statement on Form S-3 (File No. 333-187397) that the Company filed on March 20, 2013 and was declared effective by the SEC on May 3, 2013. We paid Chardan a total commission of $299,882 pursuant to the Engagement Agreement.

New Shelf Registration Statement

On February 14, 2014, we filed a shelf Registration Statement on Form S-3 (File No. 333-193971) (the “New Shelf Registration Statement”) registering up to $50,000,000 in any combination of its common stock, preferred stock, debt securities, warrants, or units, to be offered and sold from time to time in one or more offerings. The New Shelf Registration Statement was subsequently declared effective by the SEC on April 10, 2014.

Future Sources of Cash; New Products and Services

We will require additional capital to finance its planned business operations as it continues to build and market its LiveDeal.com and Velocity Local™ offerings and develop other new products. In addition, we may require additional capital to finance acquisitions or other strategic investments in its business. Other sources of financing may include stock issuances; additional loans (for example, through our sale and issuance of convertible notes pursuant to the $5 million line of credit that we entered into in January 2014); or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders. If we are unable to generate positive cash flows or raise additional capital in a timely manner or on acceptable terms, we may (i) not be able to make acquisitions or other strategic investments in its business, (ii) modify, delay or abandon some or all of its business plans, and/or (iii) be forced to cease operations.

Although we stopped new Velocity product sales July 15, 2011, we continued to service existing customers acquired under our Directory Services and InstantProfile product and service lines and we are simultaneously exploring other strategic alternatives. In August 2012, we commenced sourcing local deals and activities to strategic publishing partners under our LiveDeal® brand, and in November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand. In September 2013, we launched LiveDeal.com, which redefined our strategy and direction, centering its focus on the new LiveDeal.com platform and growing the base of restaurants utilizing the LiveDeal platform to attract new customers. LiveDeal.com is a unique, real-time “deal engine” connecting merchants with consumers. There can be no assurance that that these new product lines will generate sufficient revenue or that we will achieve profitability, positive operating cash flows, or sufficient cash flows for operations.

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

Contractual Obligations

The following table summarizes our contractual obligations consisting of operating lease agreements at March 31, 2014 and the effect such obligations are expected to have on our future liquidity and cash flows:

2014	215,745
2015	333,461
2016	191,429
2017	53,946
2018	–
Thereafter	–
$794,581

Off-Balance Sheet Arrangements

At March 31, 2014, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of March 31, 2014, our annual results of operations or cash flows, or our liquidity.

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

On October 1, 2013, the Arizona Court of Appeals affirmed in part and reversed in part on the principal damages and remanded the matter for judgment. Subsequently, the Maricopa County Superior Court entered Judgment on Mandate against the Company in the principal sum of $46,636.31 and attorneys’ fees of $5,624.40, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. The Company anticipates paying the judgment during the fiscal quarter ending June 30, 2014 and, upon such payment, the matter will be resolved. As of December 31, 2013, we maintained an accrual of $52,261 related to this matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities issued for services

Date	Security/Value

January 2014	Common stock – 21,000 shares of common stock issued in a private placement transaction exempt from registration pursuant to the Securities Act of 1933, as amended, in exchange for professional services. The common stock was valued at $39,900.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description
1.1	Engagement Agreement between the Company and Chardan Capital Markets, LLC, dated May 16, 2014.
3.1	Certificate of Change effective as of February 11, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014)
10.1	Asset Purchase Agreement, dated September 9, 2013, by and between the Registrant and Novalk Apps S.A.S. (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013)
10.2	Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013)
10.3	Convertible Note (under 2014 Note Purchase Agreement) (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013)
10.4	Form of Warrant (under 2014 Note Purchase Agreement) (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013)
31.1	Certification of Jon Isaac pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Jon Isaac pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Jon Isaac

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: May 20, 2014	/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

