Form 10-Q
period 2014-06-30
LIVEDEAL INC
filed 2014-08-13
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☑ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 5, 2014 was 14,376,442.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2014

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2014	2013
	(unaudited)	(audited)

Assets
Cash and cash equivalents	$10,343,408	$761,458
Accounts receivable, net	1,612,533	174,901
Inventory	676,636	–
Prepaid expenses and other current assets	654,017	67,126
Total current assets	13,286,594	1,003,485
Accounts receivable, long term portion, net	44,638	44,639
Property and equipment, net	144,368	71,162
Deposits and other assets	53,863	25,563
Intangible assets, net	2,830,362	2,848,401
Total assets	$16,359,825	$3,993,250

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$702,797	$524,053
Accrued liabilities	887,410	299,464
Derivative liability	198,037	–
Note payable, net of debt discount	473,236	–
Total current liabilities	2,261,480	823,517

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at June 30, 2014 and September 30, 2013, liquidation preference $38,203	10,866	10,866
Common stock, $0.001 par value, 30,000,000 shares authorized, 14,375,211 and 11,335,674 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	14,375	11,335
Paid in capital	44,334,102	30,481,179
Accumulated deficit	(30,260,998)	(27,333,647)
Total stockholders' equity	14,098,345	3,169,733

Total liabilities and stockholders' equity	$16,359,825	$3,993,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net revenues	$2,674,406	$606,867	$3,945,897	$1,734,486
Cost of services	2,379,458	178,921	2,746,465	398,470
Gross profit	294,948	427,946	1,199,432	1,336,016

Operating expenses:
General and administrative expenses	1,606,928	925,658	3,658,497	2,919,565
Sales and marketing expenses	159,555	14,159	409,061	40,766
Total operating expenses	1,766,483	939,817	4,067,558	2,960,331
Operating loss	(1,471,535)	(511,871)	(2,868,126)	(1,624,315)
Other expense:
Interest expense, net	(172,708)	407	(284,082)	(3,291,288)
Other income	126,093	–	284,480	126,200
Gain (loss) on deriative liability	(23,751)	–	(58,185)	–
Total other expense, net	(70,366)	407	(57,787)	(3,165,088)

Loss from continuing operations	(1,541,901)	(511,464)	(2,925,913)	(4,789,403)

Discontinued operations
Income from discontinued component, including disposal costs	–	295	–	2,708
Income from discontinued operations	–	295	–	2,708

Net loss	$(1,541,901)	$(511,169)	$(2,925,913)	$(4,786,695)

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.11)	$(0.05)	$(0.23)	$(0.55)
Discontinued operations	–	–	–	–
Net loss	(0.11)	(0.05)	(0.23)	(0.55)
Weighted average common shares outstanding:
Basic and diluted	13,798,880	10,313,208	12,751,344	8,744,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,925,913)	$(4,786,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	338,752	193,822
Non-cash interest expense associated with convertible debt and warrants	289,493	3,291,466
Non-cash change in fair value of derivative liability	58,185	–
Stock based compensation expense	138,595	107,198
Non-cash issuance of common stock for services	29,653	168,962
Loss on disposal of property and equipment	(207)	–
Provision for uncollectible accounts	(32,667)	(1,995)
Loss on disposal of property and equipment	–	1,407
Changes in assets and liabilities:
Accounts receivable	(1,377,771)	209,487
Prepaid expenses and other current assets	(586,891)	(67,276)
Inventory	(510,569)	–
Deposits and other assets	(6,890)	13,242
Accounts payable	150,638	(402,561)
Accrued liabilities	403,824	(127,951)

Net cash used in operating activities	(4,031,768)	(1,400,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(324,116)	–
Expenditures for intangible assets	(11,669)	(79,401)
Proceeds from the sale of fixed assets	1,400	–
Purchases of property and equipment	(46,427)	(41,833)

Net cash used in investing activities	(380,812)	(121,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	13,187,715	–
Payment of preferred stock dividends	(16,780)	–
Proceeds from issuance of convertible debt and warrants	823,595	1,250,000

Net cash provided by financing activities	13,994,530	1,250,000

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	9,581,950	(272,128)

CASH AND CASH EQUIVALENTS, beginning of period	761,458	1,305,785

CASH AND CASH EQUIVALENTS, end of period	$10,343,408	$1,033,657

Supplemental cash flow disclosures:
Noncash financing and investing activities:
Recognition of contingent beneficial conversion feature	$500,000	$–
Conversion of notes payable and accrued interest into common stock	$–	$1,251,000
Accrued and unpaid dividends	$1,438	$(1,438)
Interest paid	$754	$–

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013

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

The accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2014, which has been derived from our audited Consolidated Financial Statements, and the accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2014. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2013 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on January 10, 2014.

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

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, LiveDeal, Local Marketing Experts, Inc., Velocity Marketing Concepts, Inc., 247 Marketing Inc., Telco Billing, Inc. Telco of Canada, Inc., Velocity Local Inc., Live Goods, LLC and its wholly owned subsidiary, DealTicker, Inc. The results of operations for Live Goods, LLC. and DealTicker, Inc. have only been included since the date of acquisition of March 7, 2014 and May 5, 2014, respectively. All intercompany transactions and balances have been eliminated in consolidation

Revenue Recognition

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

Product Revenue

The Company derives product revenue primarily from direct revenue and fulfillment partner revenue from product sales Product revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue related to product sales is recognized upon delivery to its customers.

The Company evaluates the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, all direct revenue and fulfillment partner revenue is recorded on a gross basis, as the Company is the primary obligor. The Company presents revenue net of sales taxes.

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. All inventory at June 30, 2014 consists of finished goods inventory.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2014, the Company’s only derivative financial instrument was a convertible note due to the “reset” and “dilutive issuance” clause in the note relating to the conversion price from dilutive share issuance. See Note 5.

Note 3: Balance Sheet Information

Balance sheet information is as follows:

	June 30,	September 30,
	2014	2013
Receivables, current, net:	(unaudited)	(audited)
counts receivable, current	$2,319,012	$904,197
Less: Allowance for doubtful accounts	(706,479)	(729,296)
	$1,612,533	$174,901
Receivables, long term, net:
Accounts receivable, long term	$348,995	$374,708
Less: Allowance for doubtful accounts	(304,357)	(330,069)
	$44,638	$44,639
Total receivables, net:
Gross receivables	$2,668,007	$1,278,905
Less: Allowance for doubtful accounts	(1,010,836)	(1,059,365)
	$1,657,171	$219,540

Components of allowance for doubtful accounts are as follows:

	June 30,	September 30,
	2014	2013
	(unaudited)	(audited)
Allowance for dilution and fees on amounts due from billing aggregators	$988,906	$730,777
Allowance for customer refunds	2,204	6,281
Allowance for other trade receivables	19,726	322,307
	$1,010,836	$1,059,365

	June 30,	September 30,
	2014	2013
Property and equipment, net:	(unaudited)	(audited)
Furnishings and fixtures	$151,399	$101,611
Office, computer equipment and other	460,047	404,580
	611,446	506,191
Less: Accumulated depreciation	(467,078)	(435,029)
	$144,368	$71,162

	June 30,	September 30,
	2014	2013
	(unaudited)	(audited)
Intangible assets, net:
Domain name and marketing related intangibles	$1,521,015	$1,513,708
Website and technology related intangibles	2,615,752	2,335,728
	4,136,767	3,849,436
Less: Accumulated amortization	(1,306,405)	(1,001,035)
	$2,830,362	$2,848,401

	June 30,	September 30,
	2014	2013
	(unaudited)	(audited)
Accrued liabilities:
Deferred revenue	$328	$2,829
Accrued payroll and bonuses	63,134	27,330
Accruals under revenue sharing agreements	1,468	44,167
Deposits from customers	535,392	–
Accrued expenses - other	287,088	225,138
	$887,410	$299,464

Note 4: Stock-based Compensation

From time to time, the Company grants stock options and restricted stock awards to officers, directors, employees and consultants. These awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The following table summarizes stock option activity for the nine months ended June 30, 2014:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2013	675,000	$2.82
Granted	–
Exercised	–
Forfeited	–
Outstanding at June 30, 2014	675,000	$2.82	5.11	–
Exercisable at June 30, 2014	187,500	$2.82	3.25	–

The Company recognized compensation expense of $32,735 and $138,595 during the three and nine months ended June 30, 2014, respectively, and $75,189 and $107,198 during the three and nine months ended June 30, 2013, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures.

At June 30, 2014, the Company had $129,473 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized over a weighted-average period of 1.48 years.

The following table summarizes information about the Company’s non-vested shares as of June 30, 2014:

		Weighted-Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Nonvested at September 30, 2013	600,000	$0.73
Granted	–
Vested	(112,500)
Nonvested at June 30, 2014	487,500	$0.73

Restricted Stock Awards

The Company has previously granted shares of restricted stock to certain individuals. The following table sets forth changes in compensation-related restricted stock awards during the nine months ended June 30, 2014:

Outstanding (unvested) at September 30, 2013	–
Granted	21,000
Forfeited	–
Vested	(21,000)
Outstanding (unvested) at June 30, 2014	–

On January 6, 2014, the Company issued 21,000 shares of common stock in exchange for professional services. As of June 30, 2014, all 21,000 shares were fully vested.

Stock Awards Granted to Directors

In September 2011, in an effort to preserve cash, our Board, after consultation with the Compensation Committee, determined to compensate members of the Board for their monthly retainer and other services as directors and/or members of the Board’s various standing committees through the award of shares of the Company’s common stock under the Company’s Amended and Restated 2003 Stock Plan (the “2003 Stock Plan”) in lieu of cash payments to directors. Under the terms of this arrangement, each non-employee director received a monthly award of a number of fully vested shares of the Company’s common stock equal to his or her monthly board of director cash fees divided by the closing market price of the Company’s common stock on the grant date. An aggregate of 251,965 shares have been issued to members of the Board of Directors pursuant to such arrangement. Other than as described immediately above, 30,084 shares of the Company’s common stock were recorded but not yet issued to members of the Board at June 30, 2014.

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

On September 10, 2012, ICG elected to convert Note No. 1 with a conversion price of $0.79 per share, resulting in the issuance of 327,417 shares. In accordance with the terms of the agreement, warrants to acquire 327,417 shares were issued upon conversion with an exercise price of ($0.79 x 120%) $0.95 per share. Upon conversion of Note No. 1, the remaining debt discount of $97,222 was immediately recognized as interest expense. The fair value of the warrants issued in connection with the debt conversion of Note No. 1 was $322,927 and was immediately recognized as interest expense.

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

On January 23, 2014, the Company issued a Note to ICG in the principal amount of $500,000. Because the conversion price of $2.29 was less than the stock price, this gave rise to a beneficial conversion feature valued at $500,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The debt discount is being amortized over the one year term and therefore $125,000 and $216,781 of interest expense was recognized during the three and nine months ended June 30, 2014, respectively.

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

As of June 30, 2014, there were no advances from this line of credit.

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

The Company determined an initial derivative liability value of $139,852, which is recorded as a derivative liability as of the date of issuance while also recording an $139,852 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options of the note. The debt discount is being amortized over the one year term and therefore $34,963 and $47,224 of interest expense was recognized during the three and nine months ended June 30, 2014, respectively. The Company recorded $23,751 and $58,185 of non-cash “change in fair value of derivative” expense during the three- and nine-month periods ending June 30, 2014, respectively, related to this note.

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

The range of significant assumptions which the Company used to measure the fair value of derivative liabilities (a level 3 input) at June 30, 2014 is as follows:

Stock price	$4.37
Risk free rate	.13%
Volatility	136%
Exercise prices	$3.87
Term (years)	1

The following table represents the Company’s derivative liability activity for both the embedded conversion features for the nine months ended June 30, 2014:

Amount

Derivative liability balance, September 30, 2013	$–
Issuance of derivative liability during the nine months ended June 30, 2014	139,852
Change in derivative liability during the nine months ended June 30, 2014	58,185
Derivative liability balance, June 30, 2014 (unaudited)	$198,037

Note 7: Equity

In September and December 2012 and March 2013, ICG elected to convert five Notes, resulting in the issuance of shares of the Company’s common stock and warrants to acquire additional shares of the Company’s common stock. See Note 5.

For the nine months ended June 30, 2014, 21,465 shares of the Company’s common stock were recorded but not yet issued to members of the Board of Directors in exchange for services. See Note 4.

At-The-Market Offerings of Common Stock (Chardan Capital Markets LLC )

On January 7, 2014, the Company entered into an Engagement Agreement (the “January 2014 Engagement Agreement”) with Chardan Capital Markets LLC (“Chardan”) pursuant to which the Company agreed to issue and sell up to a maximum aggregate amount of 1,980,000 shares of its common stock from time to time through Chardan as its sales agent, under its shelf Registration Statement on Form S-3 (File No. 333-187397) (the “First Registration Statement”) previously filed with the SEC. During the quarter that ended on March 31, 2014, the Company sold 2,214,612 shares of its common stock under the First Registration Statement, resulting in gross proceeds of $10,000,000, in an at-the-market offering, in which Chardan was its agent. The Company received net proceeds of $9,696,013. The Company paid Chardan a total commission of $299,882 pursuant to the January 2014 Engagement Agreement.

On May 16, 2014, the Company entered into an Engagement Agreement (the “May 2014 Engagement Agreement”) with Chardan pursuant to which the Company may issue and sell up to a maximum aggregate amount of 10,000,000 shares of its common stock from time to time through Chardan as its sales agent, under its shelf Registration Statement on Form S-3 (File No. 333-193971) (the “Second Registration Statement”) previously filed with the SEC, pursuant to which any shares that are issued under the May 2014 Engagement Agreement will be sold.

Upon delivery of a placement notice by the Company, and subject to the terms and conditions of the May 2014 Engagement Agreement, Chardan may sell the common stock by any method that is deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including by means of ordinary brokers’ transactions at market prices on the NASDAQ Capital Market, in block transactions, through privately negotiated transactions, or as otherwise agreed by Chardan and the Company. Chardan will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of NASDAQ.

The offering pursuant to the May 2014 Engagement Agreement will terminate upon the earlier of (i) the sale of all shares of common stock subject to the May 2014 Engagement Agreement, or (ii) termination of the May 2014 Engagement Agreement as permitted therein. The Engagement Agreement may be terminated by Chardan or us at any time upon 15 days’ written notice to the other party.

The Company will pay Chardan a commission equal to up to 3% of the gross proceeds from the sale of the common stock sold through Chardan pursuant to the May 2014 Engagement Agreement and reimburse Chardan up to $15,000 in expenses. No assurance can be given that the Company will sell any shares under the May 2014 Engagement Agreement, or, if the Company does, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place.

For the quarter ended June 30, 2014, the Company sold 790,236 shares of its common stock under the Second Registration Statement, resulting in gross proceeds of $3,599,774, in an at-the-market offering, in which Chardan was its agent. The Company received net proceeds of $3,491,702. The Company paid Chardan a total commission of $107,993 pursuant to the May 2014 Engagement Agreement.

2014 Omnibus Equity Incentive Plan

On January 7, 2014, our Board of Directors adopted the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which authorizes the issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights and unrestricted ordinary shares to our officers, employees, directors, consultants and advisors. The Company has reserved up to 1,800,000 shares of common stock for issuance under the 2014 Plan. As required under Nasdaq Listing Rule 5635(c), the Company included a proposal at its 2014 Annual Meeting of Stockholders, which was held on July 11, 2014, to obtain approval of the 2014 Plan. The 2014 Plan was approved.

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

Note 8: Warrants

As discussed in Note 4, the Company issued several Notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at June 30, 2014:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2013	2,866,506	$0.63
Granted	–
Exercised	–
Outstanding at June 30, 2014	2,866,506	0.63	3.64	$10,717,143
Exercisable at June 30, 2014	2,866,506	0.63	3.64	$10,717,143

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

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss from continuing operations	$(1,541,901)	$(511,464)	$(2,925,913)	$(4,789,403)
Less: preferred stock dividends	(479)	(479)	(1,438)	(1,438)
Loss from continuing operations applicable to common stock	(1,542,380)	(511,943)	(2,927,351)	(4,790,841)
Income (loss) from discontinued operations	–	295	–	2,708
Net loss applicable to common stock	$(1,542,380)	$(511,648)	$(2,927,351)	$(4,788,133)

Weighted average common shares - outstanding basic and diluted	13,798,880	10,313,208	12,751,344	8,744,694

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.11)	$(0.05)	$(0.23)	$(0.55)
Discontinued operations	–	–	–	–
Net loss	$(0.11)	$(0.05)	$(0.23)	$(0.55)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Options to purchase shares of common stock	675,000	675,000	675,000	675,000
Warrants to purchase shares of common stock	2,866,506	2,866,506	2,866,506	2,866,506
Series E convertible preferred stock	127,840	127,840	127,840	127,840
Shares of vested restricted stock	21,000	789	21,000	789
Total potentially dilutive shares	3,690,346	3,670,135	3,690,346	3,670,135

Note 10: Income Taxes

At June 30, 2014, the Company maintained a valuation allowance against its deferred tax assets. The Company determined this valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the three and nine months ended June 30, 2014, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

Note 11: Related Party Transactions

Convertible Notes with ICG

As described in Note 5, during 2012 and 2013 the Company entered into a Note Purchase Agreement with ICG, an entity owned by Jon Isaac, the Company’s President and Chief Executive Officer and a director of the Company, and subsequently issued a series of Subordinated Convertible Notes thereunder to ICG. In connection with these transactions, the Company received gross proceeds of $0 and $1,250,000 during the nine months ended June 30, 2014 and 2013, respectively.

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

During the nine months ended June 30, 2013, the Company recognized total interest expense of $3,291,466 associated with the ICG notes.

On January 23, 2014, the Company issued a Note to ICG in the principal amount of $500,000. During the nine months ended June 30, 2014, the Company recognized total interest expense of $14,333 associated with this note.

Note 12: Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of June 30, 2014, our annual results of operations, cash flows or liquidity of the Company.

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

On October 1, 2013, the Arizona Court of Appeals affirmed in part and reversed in part on the principal damages and remanded the matter for judgment. Subsequently, the Maricopa County Superior Court entered Judgment on Mandate against the Company in the principal sum of $46,636.31 and attorneys’ fees of $5,624.40, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. The Company anticipates paying the judgment during the fiscal quarter ending September 30, 2014 and, upon such payment, the matter will be resolved. As of June 30, 2014, we maintained an accrual of $52,261 related to this matter.

Operating Leases and Service Contracts

As of June 30, 2014, future minimum annual payments under operating lease agreements for fiscal years ending September 30 are as follows:

2014	130,102
2015	364,861
2016	191,429
2017	53,946
2018	–
Thereafter	–
$740,338

Note 13: Concentration of Credit Risk

The Company maintains cash balances at banks in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of June 30, 2014. At times, balances may exceed federally insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the Local Exchange Carrier (“LEC”) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. The billing companies and LEC’s charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at June 30, 2014 and September 30, 2013 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with LEC service providers. Three such entities accounted for 14%, 9% and 6% of gross receivables at June 30, 2014 and 44%, 25%, and 18% of gross receivables at September 30, 2013, respectively.

Note 14: Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the result of its operation.

Note 15: Business Combinations

On March 7, 2014, the Company incorporated Live Goods, LLC (“Live Goods”), a California limited liability company, which became a wholly-owned subsidiary of the Company. Also, on March 7, 2014, the Company signed an agreement for the acquisition of substantially all of the assets of DA Stores, LLC, through its Live Goods. The acquisition of the assets is intended to assist in the implementation of the Company’s new business line. Under the terms of the acquisition, the Company acquired DA Stores, LLC’s retail store inventory and equipment, furniture, software, hardware, and domain names in exchange for $200,000 cash. The purchase price for the assets of DA Stores was determined to be the fair market value thereof. On May 16, 2014, DA Stores, LLC, executed the Deed of Transfer in respect of all the assets.

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

Further, and in connection with such individual’s employment but subject to the achievement of certain performance metrics at the one-year anniversary of the acquisition of such assets, the Company will pay an aggregate, additional amount to Messrs. Hodjaev and Rashidov, in cash or stock options (based on the price of the Company’s common stock on March 7, 2014), as follows:

i.	$300,000 if the operations of the purchased assets of DA Stores, LLC, achieve $15,000,000 in revenue during such 12-month period with 5% profitability margin;

ii.	$250,000 if the operations of the purchased assets of DA Stores, LLC, achieve $12,000,000 in revenue during such 12-month period, with 5% profitability margin; or

iii.	$200,000 if the operations of the purchased assets of DA Stores, LLC, achieve $10,000,000 in revenue during such 12-month period with 5% profitability margin

The Company will recognize this additional, conditional payment to such individuals, if, when, and any such performance metric has been achieved.

Share Purchase Agreement for Acquisition of DealTicker, Inc.

On May 6, 2014, the Company, through Live Goods, acquired all of the issued and outstanding shares in the capital of DealTicker Inc., a Canadian corporation (“DealTicker”), from Julian Gleizer and Daniel Abramov, the shareholders of DealTicker (collectively the “Sellers”). Upon the closing of the transaction, the Sellers sold all of the shares of DealTicker to Live Goods for a purchase price in the aggregate amount of CAN$246,000 (US$228,000). Pursuant to the terms of the Agreement, Live Goods may, in its absolute discretion, increase the purchase price taking into account the financial performance and operation of the DealTicker business during the one-year period following the closing compared to historical performance.

The Company will recognize this additional, conditional payment to such individuals, if, when, and any such performance metric has been achieved.

A summary of the purchase price allocations is below:

	DA Stores	DealTicker	Total
Cash	$–	$103,884	$103,884
Accounts receivable	–	27,193	27,193
Inventory	110,375	55,691	166,066
Property and equipment	48,500	12,855	61,355
Other assets	11,125	10,285	21,410
Intangible assets	30,000	245,662	275,662
Accounts payable	–	(28,106)	(28,106)
Other liabilities	–	(199,464)	(199,464)
Purchase price	$200,000	$228,000	$428,000

Both acquisitions are not considered significant; therefore, pro forma information is not presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2014, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as amended.

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

Live Goods. On March 7, 2014, we incorporated Live Goods, LLC, a California limited liability company, which became our wholly-owned subsidiary. Also, on March 7, 2014, through Live Goods, we signed an agreement for the acquisition of substantially all of the assets of DA Stores, LLC. The acquisition of the assets is intended to assist in the implementation of our new business line. In addition, on May 6, 2014, through Live Goods, we acquired all of the issued and outstanding shares in the capital of DealTicker Inc., a Canadian corporation. The intent of these two acquisitions is to expand our e-commerce presence.

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

Results of Operations

The following sets forth a discussion of our financial results for the three and nine months ended June 30, 2014 as compared to the three and nine months ended June 30, 2013. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below. Generally, the significant changes in the results of operations when compared to the prior periods as noted below is a result of the acquisitions of Live Goods, LLC and DealTicker in March 2014 and May 2014, respectively.

Net Revenues

	Net Revenues
	2014	2013	Change	Percent

Three Months Ended June 30	$2,674,406	$606,867	$2,067,539	341%
Nine Months Ended June 30	$3,945,897	$1,734,486	$2,211,411	127%

Net revenues increased in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to an increase in online products revenue resulting from our two recent acquisitions. Net revenues increased in the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013 for the same reason.

Cost of Services

	Cost of Services
	2014	2013	Change	Percent

Three Months Ended June 30	$2,379,458	$178,921	$2,200,537	1230%
Nine Months Ended June 30	$2,746,465	$398,470	$2,347,995	589%

Cost of services increased in the third quarter and first nine months of fiscal 2014 as compared to the third quarter and first nine months of fiscal 2013 primarily due to increased fulfillment costs associated with sales of our online products.

Gross Profit

	Gross Profit
	2014	2013	Change	Percent

Three Months Ended June 30	$294,948	$427,946	$(132,998)	1%
Nine Months Ended June 30	$1,199,432	$1,336,016	$(136,584)	1%

Gross profit decreased in the third quarter and first nine months of fiscal 2014 as compared to the third quarter and first nine months of fiscal 2013 primarily due to the increased cost of fulfillment services and changes in online products versus legacy revenues as described above.

General and Administrative Expenses

	General and Administrative Expenses
	2014	2013	Change	Percent

Three Months Ended June 30	$1,606,928	$925,658	$681,270	74%
Nine Months Ended June 30	$3,658,497	$2,919,565	$738,932	25%

General and administrative expenses increased in three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to the following:

•	Increase compensation costs of $139,809 due to the increase in staffing as a result of the two acquisitions.

•	Increased depreciation and amortization expense of $62,332, due to an increase in intangible assets subject to amortization.

•	Increased professional fees of $233,496 related to:

•	Increase in legal fees of $118,462, due to litigation settlement,

•	Increase in IT consultant fees of $48,221, due to increased use of programmers,

•	Increase in other miscellaneous consultant costs of $66,263, due to increased use of consultants and increased employee recruitment fees.

•	Other expense increases of $245,633, including rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office operations, reductions in force and other cost containment initiatives.

General and administrative expenses increased in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013 primarily due to the following:

•	Decreased compensation costs of $219,279 due to the decreases in staffing at the corporate level offset by increased staffing as a result of the two acquisitions.

•	Increased depreciation and amortization expense of $144,930, due to an increase in intangible assets, subject to amortization.

•	Increased professional fees of $167,713 related to:

•	Increase in legal fees of $68,692, due to litigation settlement,

•	Increase in IT consultant fees of $98,232, due to increased use of programmers,

•	Decrease in accounting fees of $67,528, due to cost containment initiatives, and

•	Increase in other miscellaneous consultant costs of $68,317, due to increased use of consultants and increased employee recruitment fees.

•	Other expense increases of $645,570 including rent and utilities, services and fees, office and supplies expenses, office closure expenses, travel and entertainment and other corporate expenses associated with our office operations, reductions in force and other cost containment initiatives.

The following table sets forth our recent operating performance for general and administrative expenses:

	Q3 2014	Q2 2014	Q1 2014	Q4 2013	Q3 2013
Compensation for employees, leased employees, officers and directors	668,576	372,889	430,228	555,323	528,767
Professional fees	381,114	287,257	140,422	212,465	147,618
Depreciation and amortization	127,515	106,526	104,711	70,288	65,183
Other general and administrative costs	429,723	414,204	195,338	357,204	184,090

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2014	2013	Change	Percent

Three Months Ended June 30	$159,555	$14,159	$145,396	1027%
Nine Months Ended June 30	$409,061	$40,766	$368,295	903%

Sales and marketing expensed increased in the third quarter and the first nine months of fiscal 2014 as compared to the third quarter and the first nine months of fiscal 2013 primarily due to expenses associated with corporate marketing initiatives.

Operating Loss

	Operating Loss
	2014	2013	Change	Percent

Three Months Ended June 30	$(1,471,535)	$(511,871)	$(959,664)	37%
Nine Months Ended June 30	$(2,868,126)	$(1,624,315)	$(1,243,811)	37%

The increase in operating loss for the third quarter and first nine months of fiscal 2014 as compared to the third quarter and first nine months of fiscal 2013 resulted from a variety of factors, including increases in the cost of services, general and administrative expenses and sales and marketing expenses, each of which is described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2014	2013	Change	Percent

Three Months Ended June 30	$(70,366)	$407	$(70,773)	(17389%	)
Nine Months Ended June 30	$(57,787)	$(3,165,088)	$3,107,301	(98%	)

The large improvement in other income (expense) in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013 was primarily due to interest expense incurred during the three-month period ending December 31, 2012, relating to the issuance of debt and the conversion of the Notes to warrants.  See Note 5.

Net Loss

	Net Loss
	2014	2013	Change	Percent

Three Months Ended June 30	$(1,541,901)	$(511,169)	$(1,030,732)	202%
Nine Months Ended June 30	$(2,925,913)	$(4,786,695)	$1,860,782	(39%	)

The increase in the net loss for the third quarter of fiscal 2014, as compared to the net loss for the third quarter of fiscal 2013 and the decrease in net loss for the first nine months of fiscal 2014, as compared to the first nine months of fiscal 2013, was primarily attributable to changes in operating loss and, other income (expense), each of which is described above.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $4,031,768 for the first nine months of fiscal 2014 as compared to $1,400,894 for the first nine months of fiscal 2013. This change was due to a decrease of $1,860,782 in our net loss, partially offset by a decrease of non-cash expenses of $2,995,627 which during the first nine months of fiscal 2013 included $3,291,466 of interest expense associated with convertible debt and warrants, depreciation expense, stock compensation and bad debt expense. Cash flows from operations were also impacted by an increase of approximately $1,042,031 in changes in working capital and other assets in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013. This working capital variance resulted primarily from the changes in accounts receivable, accounts payable and accrued liabilities. Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings. Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the first nine months of fiscal 2014 consisted of $324,116 for the acquisition of two businesses, $11,669 of expenditures for intangible assets and $46,427 of purchases of equipment, partially offset by $1,400 in proceeds from our sale of fixed assets. Our cash flows used in investing activities during the first nine months of fiscal 2013 consisted of $79,401 of expenditures for intangible assets and $41,833 of purchases of equipment.

Cash Flows from Financing Activities

Our cash flows from financing activities during the first nine months of fiscal 2014 consisted of $13,187,715 from issuances of common stock and $823,595 from issuances of convertible debt and warrants, partially offset by $16,780 in cash dividend payments on our outstanding preferred stock. Our cash flows from financing activities during the first nine months of fiscal 2013 consisted of $1,250,000 of proceeds received from the issuance of convertible debt and warrants.

Working Capital

We had working capital of $11,025,114 as of June 30, 2014 compared to working capital of $179,968 as of September 30, 2013 with current assets increasing by $12,283,109 and current liabilities increasing by $1,437,963 from September 30, 2013 to June 30, 2014. Such changes in working capital are primarily attributable to the increase in our operating net loss and the results of our financing activities.

At-The-Market Offerings of Common Stock (Chardan Capital Markets LLC)

During the quarter ended March 31, 2014, we sold 2,214,612 shares of our common stock, resulting in gross proceeds of $10,000,000, in an at-the-market offering, in which Chardan Capital Markets LLC (“Chardan”) was our agent. We received net proceeds of $9,696,013. We paid Chardan a total commission of $299,882 in connection with such sales.

During the quarter ended June 30, 2014, we sold 790,236 shares of our common stock, resulting in gross proceeds of $3,599,774, in an at-the-market offering, in which Chardan was our agent. We received net proceeds of $3,491,702. We paid Chardan a total commission of $107,993 in connection with such sales.

Future Sources of Cash; New Products and Services

We will require additional capital to finance our planned business operations as we continue to build and market our LiveDeal.com and Velocity Local™ offerings and develop other new products. In addition, we may require additional capital to finance acquisitions or other strategic investments in our business. Other sources of financing may include stock issuances; additional loans (for example, through our sale and issuance of convertible notes pursuant to the $5 million line of credit that we entered into in January 2014); or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders. If we are unable to generate positive cash flows or raise additional capital in a timely manner or on acceptable terms, we may (i) not be able to make acquisitions or other strategic investments in our business, (ii) modify, delay or abandon some or all of our business plans, and/or (iii) be forced to cease operations.

Although we stopped new Velocity product sales on July 15, 2011, we continued to service existing customers acquired under our Directory Services and InstantProfile product and service lines and we are simultaneously exploring other strategic alternatives. In August 2012, we commenced sourcing local deals and activities to strategic publishing partners under our LiveDeal® brand, and in November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand. In September 2013, we launched LiveDeal.com, which redefined our strategy and direction, centering its focus on the new LiveDeal.com platform and growing the base of restaurants utilizing the LiveDeal platform to attract new customers. LiveDeal.com is a unique, real-time “deal engine” connecting merchants with consumers. There can be no assurance that that these new product lines will generate sufficient revenue or that we will achieve profitability, positive operating cash flows, or sufficient cash flows for operations.

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

Contractual Obligations

The following table summarizes our contractual obligations consisting of operating lease agreements for the years ended September 30 and the effect such obligations are expected to have on our future liquidity and cash flows:

2014	130,102
2015	364,861
2016	191,429
2017	53,946
2018	–
Thereafter	–
$740,338

Off-Balance Sheet Arrangements

At June 30, 2014, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of June 30, 2014, our annual results of operations or cash flows, or our liquidity.

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

On October 1, 2013, the Arizona Court of Appeals affirmed in part and reversed in part on the principal damages and remanded the matter for judgment. Subsequently, the Maricopa County Superior Court entered Judgment on Mandate against the Company in the principal sum of $46,636.31 and attorneys’ fees of $5,624.40, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. The Company anticipates paying the judgment during the fiscal quarter ending September 30, 2014 and, upon such payment, the matter will be resolved. As of June 30, 2014, we maintained an accrual of $52,261 related to this matter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

On August 10, 2014, Kenneth L. Waggoner informed the Board of Directors of his decision to resign as a director of the Company and as a member of our Audit Committee, effective immediately. Mr. Waggoner did not resign because of any disagreement relating to the Company’s operations, policies or practices.

On August 11, 2014, the Board appointed Tyler Sickmeyer as a director of the Company to fill the vacancy created by Mr. Waggoner’s resignation. Mr. Sickmeyer will serve a term in office until the Company’s next Annual Meeting of Stockholders (at which Mr. Sickmeyer may be nominated for re-election), or until his earlier resignation or removal in accordance with the Company’s Amended and Restated Bylaws. Mr. Sickmeyer was also appointed to serve as a member of the Company’s Audit Committee, effective immediately. The Board has affirmatively determined that Mr. Sickmeyer is an “independent director” for purposes of the rules and regulations of the Securities and Exchange Commission and the NASDAQ Capital Market, and that he has the other qualifications required for service on the Audit Committee. The Board is still considering whether Mr. Sickmeyer will be appointed to serve on any other committees, such as the Compensation Committee. Mr. Sickmeyer will receive an annual cash retainer of $18,000 and otherwise be compensated for his service as a member of the Board and such committee(s) in accordance with the Company’s customary policies and practices.

Mr. Sickmeyer, 28, brings over a decade of marketing experience to LiveDeal. As a national concert promoter, Mr. Sickmeyer was the first in his field to leverage text message marketing and among the first in the nation to use Facebook as a promotional tool. Mr. Sickmeyer founded and serves as the CEO of Fidelitas Development, a full-service marketing firm that focuses on producing an improved return on investment rate for its clients. Mr. Sickmeyer has provided consulting services to a variety of companies, large and small alike, and specializes in creating efficiencies for developing brands. Mr. Sickmeyer studied business at Robert Morris University and Lincoln Christian University.

ITEM 6. EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description
1.1	Engagement Agreement between the Company and Chardan Capital Markets, LLC, dated May 16, 2014 (incorporated by reference to Exhibit 1.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014)
10.1	Share Purchase Agreement between Live Goods, LLC and the shareholders of DealTicker, Inc., dated May 2, 2014 (filed herewith)
31.1	Certification of Jon Isaac pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Jon Isaac pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Jon Isaac

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LiveDeal, Inc.

Dated: August 12, 2014	/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

