Form 10-K
period 2014-09-30
LIVEDEAL INC
filed 2014-12-29
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ____________

Commission File Number: 001-33937

LiveDeal, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	85-0206668
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

325 E Warm Springs Road, Suite 102, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 31, 2014 was $64,542,541.

The number of shares outstanding of the registrant’s common stock, as of December 19, 2014, was 14,552,748 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III in this Annual Report on Form 10-K will be incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting to be filed with the SEC pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

LIVEDEAL, INC.

FORM 10-K

For the year ended September 30, 2014

Forward-Looking Statements

This Annual Report on Form 10-K may include certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission , (“the SEC”), in materials delivered to our stockholders, in press releases, or in oral or written statements made by our management. These forward-looking statements, which are often characterized by the terms “may,” “believes,” “projects,” “expects,” “plans”, or “anticipates,” do not reflect historical facts but instead are based on our current assumptions and predictions regarding future events, such as business and financial performance. Specific forward-looking statements contained in this Annual Report include, but are not limited to, our (i) belief in the continued growth of internet usage, particularly via mobile devices, and demand for web-based marketing; (ii) belief in the continued growth in the demand for local search and information, (iii) belief that small and medium businesses will continue to outsource their online marketing efforts to third parties; (iv) belief that we can cost-effectively expand into other cities due to the scalability of the LiveDeal.com platform; (v) belief that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the company with sufficient liquidity for the next 12 months; and (vi) belief that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.

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

PART I

ITEM 1. Business

Our Company

LiveDeal, Inc., which, together with its subsidiaries, we refer to as the “Company”, “LiveDeal”, “we”, “us” or “our”, provides specialized online marketing solutions to small-to-medium sized local businesses, or SMBs, that boost customer awareness and merchant visibility. We offer affordable tools for SMBs to extend their marketing reach to relevant prospective customers via the internet. We also provide SMBs promotional marketing with the ability to offer special deals and activities through LiveDeal.com, mobile applications for iOS and Android users and our online publishing partners.

Our principal offices are located at 325 E Warm Spring Road, Suite 102, Las Vegas, Nevada 89119, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this report) is located at www.livedeal.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

Summary Business Description

We provide specialized online marketing solutions that boost customer awareness and merchant visibility on the internet and through mobile applications. This fiscal year, we identified two operating segments based on our major lines of business, which we refer to as our “Legacy/Merchants’ Services” segment and our “Online Marketplace Platform” segment. In addition, we incorporated Live Goods, LLC (“Live Goods”), as our wholly-owned subsidiary, which we have used to acquire companies under our online marketplace platform segment.

Products and Services

Online Marketplace Platform Segment

Live Deal.com

The years ended 2013 and 2014 marked a swift transition for us. We not only launched LiveDeal.com, which marked the redefinition of our strategy and direction toward an online platform, but we also acquired DealTicker™ and Modern Everyday, Inc., and all the assets of furniture retailer, DA Stores, LLC, which expanded our footprint of our online marketplace to offer consumer goods in addition to our restaurant services. By leveraging the consumer base, intellectual property and relationships that these target companies solidified for their online businesses, we expect LiveDeal.com to become a vertically integrated one-stop shop for all the needs of the every day consumer.

In September 2013, we launched LiveDeal.com. LiveDeal.com is a unique, real-time “deal engine” connecting merchants with consumers. Currently, we provide marketing solutions to a growing base of restaurants to boost customer awareness and merchant visibility on the Internet. We believe that we have developed the first-of-its-kind web/mobile platform providing restaurants with full control and flexibility to instantly publish customized offers whenever they wish to attract customers. Restaurants can sign up to use the LiveDeal platform at our website.

Highlights of LiveDeal.com include:

—	an intuitive interface enabling restaurants to create limited-time offers and publish them immediately, or on a preset schedule that is fully customizable;
—	state-of-the-art scheduling technology giving restaurants the freedom to choose the days, times and duration of the offers, enabling them to create offers that entice consumers to visit their establishment during their slower periods;
—	advanced publishing options allowing restaurants to manage traffic by limiting the number of available vouchers to consumers;
—	superior geo-location technology allowing multi-location restaurants to segment offers by location, attracting customers to slower locations while eliminating potential over-crowding at busier sites;
—	innovating proprietary restaurant indexing methodology; and
—	a user-friendly mobile and desktop web interface allowing consumers to easily browse, download, and instantly redeem “live” offers found on LiveDeal.com based on their location.

In 2014, the Livedeal.com iOS mobile app was approved by Apple for inclusion in Apple’s App Store, and the Android App became available to the public in the Google Play Store.

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

The Company, best known for migrating print yellow pages to the Internet in 1994, began to develop the model for LiveDeal.com after having worked closely with well-known publishers in the daily deal market. In mid-2013, we tested the beta platform in a number of cities, and the model has been well received by restaurants, consumers, and various restaurant associations. We launched LiveDeal.com in the San Diego and Los Angeles, California markets in September 2013 and December 2013, respectively. This year we launched a massive advertising campaign directed at over 50 cities to support the restaurant owners who have created more than 10,000 deals in over 8,000 restaurants in those cities. The Company believes it can cost-effectively expand into other cities due to the scalability of the LiveDeal.com platform, as restaurants can curate deals through our account managers or create specials on their own. In addition, individual customers transact directly with the restaurant, eliminating the need for the Company to act as an intermediary in the sale.

In order to leverage our consumer base, during fiscal 2014 we acquired three business that offer consumer products. We plan to incorporate the sale of consumer products into our livedeal.com website to make it a vertically integrated one-stop shop for all the needs of the everyday consumer. Below is a brief description of the businesses purchased in fiscal 2014:

Modern Everyday, Inc.,

Modern Everyday, Inc. (“MEI”), acquired in August 2014, has both a retail location and a web presence providing consumers with products that range from kitchen and dining products, apparel and sporting goods to children's toys and beauty products. Modern Everyday also has proprietary software that will give us the capability to track products and predict consumer behavior and spending habits.

LiveDeal acquired 100% of the issued and outstanding shares of common stock of MEI from its sole stockholder, Byron Hsu. The purchase price consisted of (i) 50,000 shares of LiveDeal restricted common stock; (ii) $1,100,000 of cash paid to Mr. Hsu; and (iii) a $600,000 promissory note that bears no interest, with $200,000 due February 28, 2015, with the balance due on February 28, 2016, and is secured by a second-position security interest in the inventory, accounts receivable, and cash and deposit accounts of MEI.

In connection with the Agreement, the Company and Mr. Hsu also entered into an employment agreement pursuant to which Mr. Hsu is employed to serve as President, Chief Executive Officer and Chief Technical Officer of MEI. The initial term of the employment agreement is for eighteen months, and Mr. Hsu’s base annual salary will be $160,000.

DA Stores Asset Acquisition

On March 7, 2014, Live Goods acquired substantially all of the assets of DA Stores, LLC, a furniture retailer. The acquisition of the assets is intended to assist in the implementation of our consumer goods online platform. We acquired inventory and equipment, furniture, software, hardware, and domain names in exchange for $200,000.

DealTicker™

On May 6, 2014, Live Goods acquired all of the issued and outstanding shares in the capital of DealTicker Inc., a Canadian corporation (“DealTicker”) from its shareholders. DealTicker is an online platform company in the retail industry offering discounted products and services in the US and Canada This acquisition increased our ability to sell consumer goods online. Upon the closing of the transaction, the shareholders sold all of their shares of DealTicker to Live Goods for CAN$246,000 (US$228,000). For strategic reasons, we have subsequently closed the operations of DealTicker.

Legacy/Merchants’ Services Segment

We developed and market a suite of products and services designed to meet the online marketing needs of SMBs at affordable prices. In August 2012, we commenced sourcing local deal and activities to strategic publishing partners under our LiveDeal® brand, which we refer to as promotional marketing. In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand, which we refer to as online presence marketing. Our target customers for our Velocity Local™ and our LiveDeal® brands are SMB owners who work long hours to deliver real value to their customers in their own communities that do not have the time or expertise to develop the powerful, multi-faceted, online marketing and advertising programs necessary for successful online marketing. Our offerings draw on a decade of experience servicing SMBs in the internet technology environment.

We continue to generate a significant portion of our revenue from servicing our existing customers under our legacy product offerings, primarily our InstantProfile® line of products and services. Because of the change in our business strategy and product lines, we no longer accept new customers under our legacy product offerings.

Velocity Local™ Online Presence Marketing.

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

Velocity Local™ Online Presence Marketing. Our current strategy is to market our online presence marketing services to small office, home office and local businesses across the country. Our target customers include retail SMBs, such as restaurants, home repair and services companies, as well as professional firms providing legal, accounting and medical services, which share the common challenges of managing and optimizing their online presence to acquire and retain customers.

LiveDeal.com National Advertising Campaign. In 2014, we launched a 35 city advertising campaign to support the restaurant owners who have created more than 10,000 deals in over 8,000 restaurants in those 35 cities. The campaign, which includes TV, Radio and web-based ad delivery, is designed to expand awareness, increase user registrations and drive traffic into the restaurant locations that are utilizing the LiveDeal real-time “deal engine”.

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

According to PricewaterhouseCoopers and the Interactive Advertising Bureau, or PWC and IAB, local online/digital advertising revenues in the United States rose 14% in the first half of 2012 and continued to rise steeply through the end of 2012. Searches for products, services or businesses constrained by geographical search parameters, such as municipality or zip code, which we refer to as local searches, are an increasingly significant segment of the online marketing industry. According to a May 2011 study, The Kelsey Group estimates that the local search market in the United States will grow from $5.7 billion in 2011 to $10.2 billion in 2016. PWC and IAB also report that revenue from search is 47% of the total internet advertising revenue.

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

Velocity Local™ Online Presence. Our online presence business operates in the highly competitive, rapidly expanding and evolving market for internet marketing for SMBs. Our largest competitors are local exchange carriers, which are widely known as regional telephone operators, and national search engines such as Yahoo! and Google, that are actively expanding their presence in the local search market. We compete with website designers and operators, Yellow Pages services, advertising networks and outlets, and search engine optimization, CM and SMM service providers, as well as traditional offline media, such as traditional Yellow Pages directory publishers and television, radio, and print share advertising. Our services also compete with website production businesses and internet information service providers. Our audience acquisition services compete with advertising agencies and other businesses providing somewhat similar services.

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

Employees

As of December 23, 2014, we had 91 full-time employees, one part-time employee, and 20 temporary employees in the United States, none of whom is covered by a collective bargaining agreement.

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

In addition to our renewed marketing efforts for LiveDeal.com and our other online presence and promotional marketing product lines described above, in the past fiscal year we have acquired two companies in the retail and consumer goods industry, and we have continued our efforts to reduce our and streamline our operations. We also intend to seek additional investment and working capital that will enable us to continue to expand and improve our product offerings and grow our revenues.

Recent Developments

ITEM 1A. Risk Factors

An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other risks and information described in this report. The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investments. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements for the fiscal year that ended on September 30, 2014 and related notes.

Risks Related to Our Business

Our management, personnel, strategic partners, and products and services are relatively new.

Our management team, many of our business and strategic partners, and a large majority of our personnel are relatively new to our company. On July 15, 2011, we discontinued all sales of our prior principal product line, InstantProfile, while we commenced an evaluation of our sales program, products, distribution methods and vendor programs. In December 2011, we sold a controlling interest in our company to an unaffiliated group of new investors. In January 2012, our board appointed Jon Isaac, as President and CEO. Since that time, the Company has hired a new management team, implemented a new company strategy, designed new products and services around that strategy, hired new personnel and formed new business relationships to implement that strategy.

The products and services we are currently offering, as well as our current marketing practices, are new and are still being developed and tested for market acceptance. Our management team is in the process of actively evaluating and improving our marketing efforts and our product and service offerings, as well as contracting with new partners and hiring and training personnel for management, sales and fulfillment. Any new product offering is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale and the ability to attract and retain qualified personnel, including management and designers. Many of our contracts with third party vendors, including our strategic partnerships, permit our partners to terminate the contract, with short or no prior notice, for convenience, as well as in the event we default under the terms of the contract for failing to meet our contractual obligations.

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

Our current product and service offerings are new, and the demand and market acceptance for these products and services is uncertain. Potential customers may not subscribe to our current offerings or other online marketing products and services that we may offer in the future. Customers may not continue to use our products and services or other online marketing products and services that we may offer in the future if they find these products and services to be too costly, ineffective or less effective for meeting their business needs than other methods of advertising and marketing. Our business, prospects, financial condition or results of operations will be materially and adversely affected if we do not execute our strategy or our products and services are not adopted by a sufficient number of customers.

We will incur operating losses while we develop our new business offerings.

During the fiscal year ended September 30, 2014, we incurred operating losses as we continued to transition our business toward our new strategic focus. We will continue to incur operating losses as we develop new business products which will be financed through existing cash on hand plus potential additional debt or equity financings. While we believe our existing cash on hand, together with additional cash generated from operations or obtained from other sources, such as stock issuances, loans or other forms of financing, is sufficient to finance our operations (including working capital and needed capital expenditures) for the next twelve months, there can be no assurance that we will achieve profitability or positive operating cash flows.

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

We have a history of losses. We had a net loss of $4.7 million for the fiscal year ended September 30, 2014, and $5.7 million for the fiscal year ended September 30, 2013. While we have significantly reduced our operating expenses by reviewing all expenses and improving operating efficiencies, we may not be able to reduce or maintain our expenses in response to any decrease in our revenues, which may impact our ability to implement our new business strategies and would adversely affect our financial condition.

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

We face intense competition from companies with greater resources, which could adversely affect our growth and could lead to decreased revenues.

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

As part of our business strategy, we have acquired a number of businesses and assets, including our recent acquisition of DA Stores, DealTicker and Modern Everyday, and we regularly look for opportunities to support our new business strategy through appropriate acquisitions, divestitures and strategic alliances. There can be no assurance that we will be successful in identifying appropriate transaction partners or integrating the acquired businesses into our operations in a way that ultimately supports our business strategy or revenues. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets acquired. In addition, the process of integrating an acquired company, business or technology, which requires a substantial commitment of resources and management’s attention, may create unforeseen operating difficulties and expenditures. The acquisition of a company or business is accompanied by a number of risks, including:

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

With the exception of dividends payable to our series E preferred stockholders, we do not intend to pay cash dividends in the foreseeable future due to our limited funds for operations. Therefore, any return on your investment would likely come only from an increase in the market value of our common stock.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We lease approximately 11,000 square feet of space located at 325 East Warm Springs Road, Suite 100, Las Vegas Nevada, which we utilize as principal executive and administrative officers and our call center. We currently pay approximately $13,000 in monthly rent for the call center, which is subject to annual increases. Our lease for this space ends on approximately February 29, 2016; however, we have the option to extend the lease for two additional lease terms of three years each. Our San Diego executive office is located at 12520 High Bluff Drive, San Diego, California, where we utilize approximately 1,600 square feet of space in Plaza Del Mar. This office is currently being provided to us by a company that is a related party to the Isaac Capital Group LLC, one of our largest stockholders which is owned by Jon Isaac, our President and CEO and a director.

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

On October 1, 2013, the Arizona Court of Appeals affirmed in part and reversed in part on the principal damages and remanded the matter for judgment. Subsequently, the Maricopa County Superior Court entered Judgment on Mandate against the Company in the principal sum of $46,636.31 and attorneys’ fees of $5,624.40, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. Therefore the matter is concluded. We are not aware of any post-judgment collection activity, which has been undertaken. As of September 30, 2014, the payment of this judgment has not been paid and the Company recorded an accrual of $52,261 related to this matter.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “LIVE”.

The following table sets forth the quarterly high and low sale prices per share of our common stock during the last two fiscal years. All prices commencing on February 12, 2014, reflect a 3:1 forward stock split.

	Quarter Ended	High	Low

2014	December 31, 2013	$4.29	$2.77
	January 1, 2014 – February 11, 2014	22.19	4.21
	February 12, 2014 - March 31, 2014	$9.48	$6.75
	June 30, 2014	$7.89	$2.38
	September 30, 2014	$4.90	$2.90

2013	December 31, 2012	$5.34	$3.04
	March 31, 2013	$4.10	$2.11
	June 30, 2013	$3.43	$2.51
	September 30, 2013	$5.19	$2.38

Holders of Record

On December 19, 2014, there were approximately 157 holders of record of our common stock according to our transfer agent. We have no record of the number of stockholders who hold their stock in “street name” with various brokers.

Dividend Policy

We have one class of authorized preferred stock (Series E Preferred Stock), of which there are currently 127,840 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year. At September 30, 2014, we had accrued but unpaid dividends totaling approximately $959. These dividend were paid in October 2014.

Presently, we do not pay dividends on our common stock. The timing and amount of future dividend payments on our common stock, if any, will be determined by our Board of Directors based upon our earnings, capital requirements and financial position, general economic conditions, alternative uses of capital, and other pertinent factors.

Issuer Purchases of Equity Securities

During our fiscal quarter ended September 30, 2014, neither we nor any “affiliated purchaser”, as defined in Exchange Act Rule 10b-18(a)(3)), repurchased any shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Reference is made to Note 11 of the notes to our consolidated financial statements for certain disclosures about our equity compensation plans.

Recent Sales of Unregistered Securities

None.

ITEM 6. Selected Financial Data

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended September 30, 2014, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part I, Item 8 of this Annual Report on Form 10-K, for the fiscal year ended September 30, 2014.

Note About Forward-Looking Statements

This Annual Report on Form 10-K includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts. Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to our (i) belief in the continued growth of internet usage, particularly via mobile devices, and demand for web-based marketing; (ii) belief in the continued growth in the demand for local search and information, (iii) belief that small and medium businesses will continue to outsource their online marketing efforts to third parties; (iv) belief that we can cost-effectively expand into other cities due to the scalability of the LiveDeal.com platform; (v) belief that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the company with sufficient liquidity for the next 12 months; and (vi) belief that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in this Annual Report on Form 10-K for the fiscal year ended September 30, 2014 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website www.livedeal.com or any other websites referenced in this Annual Report are not part of this Annual Report.

Our Company

LiveDeal, Inc., which, together with its subsidiaries, we refer to as the “Company”, “LiveDeal”, “we”, “us” or “our”, provides specialized online marketing solutions to small-to-medium sized local businesses, or SMBs, that boost customer awareness and merchant visibility. We offer affordable tools for SMBs to extend their marketing reach to relevant prospective customers via the internet. We also provide SMBs promotional marketing with the ability to offer special deals and activities through LiveDeal.com, mobile applications for iOS and Android users and our online publishing partners.

Our principal offices are located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this report) is located at www.livedeal.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

We provide specialized online marketing solutions that boost customer awareness and merchant visibility on the internet and through mobile applications. This fiscal year, we identified two operating segments based on our major lines of business, which we refer to as our “Legacy/Merchants’ Services” segment and our “Online Marketplace Platform” segment. In addition, we incorporated Live Goods, LLC (“Live Goods”), as our wholly-owned subsidiary, which we have used to acquire companies under our online marketplace platform segment.

Online Marketplace Platform Segment

The years ended 2013 and 2014 marked a swift transition for us. We not only launched LiveDeal.com, which marked the redefinition of our strategy and direction toward an online platform, but we also acquired DealTicker™ and Modern Everyday, Inc., and all the assets of furniture retailer, DA Stores, LLC, which expanded our footprint of our online marketplace to offer consumer goods in addition to our restaurant services. By leveraging the consumer base, intellectual property and relationships that these acquisitions have solidified for their online businesses, we expect LiveDeal.com to become a vertically integrated one-stop shop for all the needs of the everyday consumer.

In September 2013, we launched LiveDeal.com. LiveDeal.com is a unique, real-time “deal engine” connecting merchants with consumers. Currently, we provide marketing solutions to a growing base of restaurants to boost customer awareness and merchant visibility on the Internet. We believe that we have developed the first-of-its-kind web/mobile platform providing restaurants with full control and flexibility to instantly publish customized offers whenever they wish to attract customers. Restaurants can sign up to use the LiveDeal platform at our website.

Highlights of LiveDeal.com include:

—	an intuitive interface enabling restaurants to create limited-time offers and publish them immediately, or on a preset schedule that is fully customizable;
—	state-of-the-art scheduling technology giving restaurants the freedom to choose the days, times and duration of the offers, enabling them to create offers that entice consumers to visit their establishment during their slower periods;
—	advanced publishing options allowing restaurants to manage traffic by limiting the number of available vouchers to consumers;
—	superior geo-location technology allowing multi-location restaurants to segment offers by location, attracting customers to slower locations while eliminating potential over-crowding at busier sites;
—	innovating proprietary restaurant indexing methodology; and
—	a user-friendly mobile and desktop web interface allowing consumers to easily browse, download, and instantly redeem “live” offers found on LiveDeal.com based on their location.

In 2014, the Livedeal.com iOS mobile App was approved by Apple for inclusion in Apple’s App Store, and the Android App became available to the public in the Google Play Store.

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

The Company, best known for migrating print yellow pages to the Internet in 1994, began to develop the model for LiveDeal.com after having worked closely with well-known publishers in the daily deal market. In mid-2013, we tested the beta platform in a number of cities, and the model has been well received by restaurants, consumers, and various restaurant associations. We launched LiveDeal.com in the San Diego and Los Angeles, California markets in September 2013 and December 2013, respectively. This year we launched a massive advertising campaign directed at over 35 cities to support the restaurant owners who have created more than 10,000 deals in over 8,000 restaurants in those cities. The Company believes it can cost-effectively expand into other cities due to the scalability of the LiveDeal.com platform, as restaurants can curate deals through our account managers or create specials on their own. In addition, individual customers transact directly with the restaurant, eliminating the need for the Company to act as an intermediary in the sale.

In order to leverage our consumer base, during fiscal 2014 we acquired three business that offer consumer products. We plan to incorporate the sale of consumer products into our livedeal.com website to make it a vertically integrated one-stop shop for all the needs of the everyday consumer. Below is a brief description of the businesses purchased in fiscal 2014:

Modern Everyday, Inc.,

Modern Everyday, Inc. (“MEI”), acquired in August 2014, has both a retail location and a web presence providing consumers with products that range from kitchen and dining products, apparel and sporting goods to children's toys and beauty products. Modern Everyday also has proprietary software that will give us the capability to track products and predict consumer behavior and spending habits.

DA Stores Asset Acquisition

On March 7, 2014, Live Goods acquired substantially all of the assets of DA Stores, LLC, a furniture retailer. The acquisition of the assets is intended to assist in the implementation of our consumer goods online platform. We acquired inventory and equipment, furniture, software, hardware, and domain names.

DealTicker™

On May 6, 2014, Live Goods acquired all of the issued and outstanding shares in the capital of DealTicker Inc., a Canadian corporation (“DealTicker”) from its shareholders. DealTicker is an online platform company in the retail industry offering discounted products and services in the US and Canada. For strategic reasons, we have subsequently close the operations of DealTicker.

Legacy/Merchants’ Services Segment

We developed and market a suite of products and services designed to meet the online marketing needs of SMBs at affordable prices. In August 2012, we commenced sourcing local deal and activities to strategic publishing partners under our LiveDeal® brand, which we refer to as promotional marketing. In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand, which we refer to as online presence marketing. Our target customers for our Velocity Local™ and our LiveDeal® brands are SMB owners who work long hours to deliver real value to their customers in their own communities that do not have the time or expertise to develop the powerful, multi-faceted, online marketing and advertising programs necessary for successful online marketing. Our offerings draw on a decade of experience servicing SMBs in the internet technology environment.

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

Revenue Recognition

Directory Services

Revenue is billed and recognized monthly for services subscribed in that specific month. We have historically utilized outside billing companies to perform billing services through two primary channels:

•	direct ACH withdrawals; and

•	inclusion on the customer’s local telephone bill provided by their Local Exchange Carriers, or LECs.

For billings via ACH withdrawals, revenue is recognized when such billings are accepted. For billings via LECs, we recognize revenue based on net billings accepted by the LECs. Due to the periods of time for which adjustments may be reported by the LECs and the billing companies, we estimate and accrue for dilution and fees reported subsequent to year-end for initial billings related to services provided for periods within the fiscal year. Such dilution and fees are reported in cost of services in the accompanying consolidated statements of operations. Customer refunds are recorded as an offset to gross revenue.

Revenue for billings to certain customers that are billed directly by us and not through the outside billing companies is recognized based on estimated future collections. We continuously reviews this estimate for reasonableness based on its collection experience.

Deals Revenue

We recognize revenue from sales through our strategic publishing partners of discounted goods and services offered by our merchant clients (“Deals”) when the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the selling price is fixed or determinable; and collectability is reasonably assured. These criteria are met when the number of customers who purchase the daily deal exceeds the predetermined threshold, where, if applicable, the Deal has been electronically delivered to the purchaser and a listing of Deals sold has been made available to the merchant. At that time, our obligations to the merchant, for which we are serving as an agent, are substantially complete. Our remaining obligations, which are limited to remitting payment to the merchant, are inconsequential or perfunctory. We record as revenue an amount equal to the net amount it retains from the sale of Deals after paying an agreed upon percentage of the purchase price to the featured merchant excluding any applicable taxes. Revenue is recorded on a net basis because we are acting as an agent of the merchant in the transaction.

Product Revenue

We derives product revenue primarily from direct revenue and fulfillment partner revenue from product sales Product revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue related to product sales is recognized when the above four criteria are met..

We evaluate the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, all direct revenue and fulfillment partner revenue is recorded on a gross basis, as we are the primary obligor. We present revenue net of sales taxes.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts, which includes allowances for customer refunds, dilution and fees from LEC billing aggregators and other uncollectible accounts. The Company has increased its allowances for doubtful accounts to 89.0% of gross accounts receivable at September 30, 2014 as compared to 82.9% of gross accounts receivable at September 30, 2013. The determination of the allowance for doubtful accounts is dependent on many factors, including regulatory activity, changes in fee schedules by LEC service providers and recent historical trends.

Carrying Value of Intangible Assets

Our intangible assets consist of licenses for the use of internet domain names or universal resource locators, or URLs, capitalized website development costs and software, other information technology licenses, customer lists, non-compete agreements and marketing and technology-related intangibles acquired through acquisitions. All these assets are capitalized at their original cost (or at fair value for assets acquired through business combinations) and amortized over their estimated useful lives. We capitalize internally generated software and website development costs in accordance with the provisions of the FASB Accounting Standards Codification (“ASC”) ASC 350, “Intangibles – Goodwill and Other”.

We evaluate the recoverability of the carrying amount of intangible assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. In the event of such changes, impairment would be assessed if the expected undiscounted net cash flows derived for the asset are less than its carrying amount. Based in part on a third party appraisal of our long-lived assets, we determined that no impairment of our long-lived intangible assets existed at September 30, 2014 and 2013.

Stock-Based Compensation

From time to time we grant restricted stock awards and options to employees and executives. Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

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

We have estimated net deferred income tax assets (net of valuation allowances) of $0 at September 30, 2014 and 2013. A full valuation allowance has been established against all net deferred tax assets as of September 30, 2014 and 2013 based on estimates of recoverability. While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business lines. Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

We performed an analysis of uncertain tax positions and we did not identify any significant uncertainties that would affect the carrying value of our deferred tax assets and liabilities as of September 30, 2014 and 2013.

Results of Operations

The following sets forth a discussion of our financial results for the year ended September 30, 2014 as compared to the year ended September 30, 2013. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below. Generally, the significant changes in the results of operations when compared to the prior periods as noted below is a result of the acquisitions we made in fiscal 2014.

Net Revenues

	Net Revenues
	2014	2013	Change	Percent
Year Ended September 30	$7,265,276	$2,351,868	$4,913,408	209%

Net revenues in year ended September 30, 2014 increased by $4,913,408, as compared to year ended September 30, 2013, primarily due to the acquisition we made in fiscal 2014. Revenue from our online marketplace platform segment increased from $0 for the year ended September 30, 2013 to $5,270,508 for the year ended September 30, 2014. We expect revenue from this segment to increase in the future. Revenue from our legacy/merchants’ services segment decreased from $2,351,868 for the year ended September 30, 2013 to $1,994,768 for the year ended September 30, 2014. We expect revenue from this segment to continue to decrease in the future.

Cost of Services

	Cost of Services
	2014	2013	Change	Percent
Year Ended September 30	$5,226,637	$916,331	$4,310,306	470%

Cost of services increased in fiscal 2014 as compared to fiscal 2013, primarily due to increase in revenue from as a result of our recent acquisitions. Cost of services were 71.9% and 39.0% of net revenues for fiscal 2014 and 2013, respectively, an increase of 32.9%

Gross Profit

	Gross Profit
	2014	2013	Change	Percent
Year Ended September 30	$2,038,639	$1,435,537	$603,102	42%

Gross profit increased in fiscal 2014 as compared to fiscal 2013 primarily due to the increase in revenues described above. The gross profit percentage for fiscal 2014 was 28.1% compared to 61.0% for fiscal 2013. Our gross profit percentage from our legacy/merchants’ services and online marketplace platform segments were 80.4% and 8.3%, respectively.

General and Administrative Expenses

	General and Administrative Expenses
	2014	2013	Change	Percent
Year Ended September 30	$5,644,218	$4,114,843	$1,529,375	37%

General and administrative expenses increased in the year ended September 30, 2014 as compared to year ended September 30, 2013 is principally a result of the three acquisitions that we made during fiscal 2014 which include increases payroll and related benefits, professional fees, rent and utilities, services and fees, office and supplies expenses, and other corporate expenses associated with our office operations.

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2014	2013	Change	Percent
Year Ended September 30	$893,705	$58,788	$834,917	1420%

Sales and marketing expensed increased in the year ended September 30, 2014 as compared to year ended September 30, 2013 primarily due to expenses associated with marketing activities of our recently purchased acquisitions.

Operating Loss

	Operating Loss
	2014	2013	Change	Percent
Year Ended September 30	$(4,499,284)	$(2,738,094)	$(1,761,190)	37%

The increase in operating loss for the year ended September 30, 2014 as compared to year ended September 30, 2013resulted from a variety of factors, including increases in, general and administrative expenses and sales and marketing expenses, resulting from our recent acquisitions of three businesses.

Total Other Income (Expense)

	Total Other Income (Expense)
	2014	2013	Change	Percent
Year Ended September 30	$(162,097)	$(3,011,628)	$2,849,531	(95)%

The large improvement in other income (expense) in the year ended September 30, 2014 as compared to year ended September 30, 2013 was primarily due to interest expense incurred during the year ended September 30, 2013, relating to the amortization of debt discounts and the issuance of warrants upon the conversion of debt.

Net Loss

	Net Loss
	2014	2013	Change	Percent
Year Ended September 30	$(4,661,381)	$(5,747,014)	$1,085,633	(19)%

The decrease in the net loss for the year ended September 30, 2014, as compared to the net loss for the year ended September 30, 2013 was primarily attributable to changes in operating loss and, other income (expense), each of which is described above.

Liquidity and Capital Resources

Fiscal 2014 vs. Fiscal 2013 Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities was $5,194,654 for the year ended September 30, 2014 as compared to $1,805,009 for the year ended September 30, 2013. This change was due to a decrease of $1,085,633 in our net loss, partially offset by a decrease of non-cash expenses of $2,558,652 which during the fiscal year of 2013 included $3,291,466 of interest expense associated with convertible debt and warrants, depreciation expense, stock compensation and bad debt expense. Cash flows from operations were also impacted by an increase of approximately $801,161 in changes in working capital and other assets in the fiscal year 2014 as compared to the fiscal year 2013. This working capital variance resulted primarily from the changes in accounts receivable, accounts payable and accrued liabilities. Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings. Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the fiscal year 2014 consisted of $1,259,483 for the acquisition of three businesses, $19,265 of expenditures for intangible assets and $79,808 of purchases of equipment, partially offset by $1,400 in proceeds from our sale of fixed assets. Our cash flows used in investing activities during the fiscal year 2013 consisted of $91,483 of expenditures for intangible assets and $49,995 of purchases of equipment.

Cash Flows from Financing Activities

Our cash flows from financing activities during the fiscal year of 2014 consisted of $13,681,054 from issuances of common stock and $823,595 from issuances of convertible debt and warrants, partially offset by $17,267 in cash dividend payments on our outstanding preferred stock and payments on our notes payable of $582,348. Our cash flows from financing activities during the fiscal year 2013 consisted of $1,250,000 of proceeds received from the issuance of convertible debt and warrants and $152,160 from issuance of common stock.

Working Capital

We had working capital of $9,497,200 as of September 30, 2014 compared to working capital of $179,968 as of September 30, 2013 with current assets increasing by $12,826,572 and current liabilities increasing by $3,909,340 from September 30, 2013 to September 30, 2014. Such changes in working capital are primarily attributable to the increase in our operating net loss and the results of our financing activities.

At-The-Market Offerings of Common Stock (Chardan Capital Markets LLC)

During the year ended September 30, 2014, we sold 3,115,147 shares of our common stock, resulting in gross proceeds of $14,093,582, in an at-the-market offering, in which Chardan Capital Markets LLC (“Chardan”) was our agent. We received net proceeds of $13,681,054. We paid Chardan a total commission of $412,528 in connection with such sales.

Future Sources of Cash; New Products and Services

We will require additional capital to finance our planned business operations as we continue to build and market our LiveDeal.com and Velocity Local™ offerings, working capital to fund our growing operations, and develop other new products. In addition, we may require additional capital to finance acquisitions or other strategic investments in our business. Other sources of financing may include stock issuances; additional loans (for example, through our sale and issuance of convertible notes pursuant to the $10 million line of credit that we entered into in January 2014, as amended); or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders. If we are unable to generate positive cash flows or raise additional capital in a timely manner or on acceptable terms, we may (i) not be able to make acquisitions or other strategic investments in our business, (ii) modify, delay or abandon some or all of our business plans, and/or (iii) be forced to cease operations.

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

Contractual Obligations

The following table summarizes our contractual obligations consisting of operating lease agreements and debt obligations and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Debt	$920,360	$400,000	$238,969	$–	$1,559,329
Lease obligations	489,767	326,906	–	–	816,673
Total	$1,410,127	$726,906	$238,969	$–	$2,376,002

Off-Balance Sheet Arrangements

At September 30, 2014, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2014, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe that we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal 2013 or 2012) or commodity price risk.

ITEM 8. Financial Statements and Supplementary Data

LIVEDEAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Livedeal, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Livedeal, Inc. and Subsidiaries (the “Company”) as of September 30, 2014, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Livedeal, Inc. and Subsidiaries as of September 30, 2014 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California

December 29, 2014

Kabani & Company, Inc. Report

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

/s/ Kabani and Company, Inc.

Kabani and Company, Inc.

Certified Public Accountants

Los Angeles, California

January 10, 2014

LIVEDEAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2014	2013

Assets
Cash and cash equivalents	$8,114,682	$761,458
Accounts receivable, net	854,583	174,901
Inventory	4,277,145	–
Prepaid expenses and other current assets	583,647	67,126
Total current assets	13,830,057	1,003,485
Accounts receivable, long term portion, net	–	44,639
Property and equipment, net	153,114	71,162
Deposits and other assets	65,161	25,563
Intangible assets, net	3,071,210	2,848,401
Goodwill	1,169,904	–
Total assets	$18,289,446	$3,993,250

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,282,887	$524,053
Accrued liabilities	1,046,030	299,464
Deriative liability	83,580	–
Note payable, net of debt discount	920,360	–
Total current liabilities	4,332,857	823,517

Long-term loans	638,969	–
Commitments and contingencies	251,000	–
Total Liabilities	4,971,826	823,517

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at September 30, 2014 and September 30, 2013, liquidation preference $38,203	10,866	10,866
Common stock, $0.001 par value, 30,000,000 shares authorized, 14,525,248 and 11,335,674 shares issued and outstanding at September 30, 2014 and 2013, respectively	14,531	11,335
Paid in capital	45,038,176	30,481,179
Accumulated deficit	(31,996,953)	(27,333,647)
Total stockholders' equity	13,066,620	3,169,733

Total liabilities and stockholders' equity	$18,289,446	$3,993,250

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2014	2013

Revenues	$7,265,276	$2,351,868
Cost of revenues	5,226,637	916,331
Gross profit	2,038,639	1,435,537

Operating expenses:
General and administrative expenses	5,644,218	4,114,843
Sales and marketing expenses	893,705	58,788
Total operating expenses	6,537,923	4,173,631
Operating loss	(4,499,284)	(2,738,094)
Other expense:
Interest expense, net	(458,934)	(3,291,031)
Other income	240,565	279,403
Gain on deriative liability	56,272	–
Total other expense, net	(162,097)	(3,011,628)

Loss from continuing operations	(4,661,381)	(5,749,722)

Discontinued operations
Income from discontinued component, including disposal costs	–	2,708
Income from discontinued operations	–	2,708

Net loss	$(4,661,381)	$(5,747,014)

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.35)	$(0.61)
Discontinued operations	–	0
Net loss	$(0.35)	$(0.61)
Weighted average common shares outstanding:
Basic and diluted	13,144,248	9,394,260

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2012	7,861,458	$7,861	127,840	$10,866	$24,395,242	$(21,584,715)	$2,829,254
Series E preferred stock dividends	–	–	–	–	–	(1,918)	(1,918)
Stock based compensation	–	–	–	–	173,073	–	173,073
Issuance of common stock for services	202,428	202	–	–	227,510	–	227,712
Issuance of common stock for cash	132,699	133	–	–	152,027	–	152,160
Issuance of common stock for intangibles	600,000	600	–	–	993,400	–	994,000
Beneficial conversion feature on convertible debt and warrants	–	–	–	–	3,291,466	–	3,291,466
Conversion of note payable	2,539,089	2,539	–	–	1,248,461	–	1,251,000
Net loss	–		–	–		(5,747,014)	(5,747,014)
Balance, September 30, 2013	11,335,674	$11,335	127,840	$10,866	$30,481,179	$(27,333,647)	$3,169,733
Series E preferred stock dividends	–	–	–	–		(1,925)	(1,925)
Stock based compensation	–	–	–	–	167,985	–	167,985
Beneficial conversion feature on convertible debt	–	–	–	–	500,000	–	500,000
Issuance of common stock for services	24,427	31	–	–	9,623	–	9,654
Issuance of common stock for cash	3,115,147	3,115	–	–	13,677,939	–	13,681,054
Issuance of common stock for MEI purchase	50,000	50	–	–	201,450	–	201,500
Net loss	–	–	–	–	–	(4,661,381)	(4,661,381)
Balance, September 30, 2014	14,525,248	$14,531	$127,840	$10,866	$45,038,176	$(31,996,953)	$13,066,620

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(4,661,381)	$(5,747,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	490,256	264,112
Non-cash interest expense associated with convertible debt and warrants	423,968	3,291,466
Non-cash change in fair value of derivative liability	(56,272)	–
Stock based compensation expense	167,985	173,073
Writedown of assets	315,306	–
Non-cash issuance of common stock for services	9,654	227,712
Loss on disposal of property and equipment	7,210	–
Provision for uncollectible accounts	11,972	(293,876)
Changes in assets and liabilities:
Accounts receivable	(296,520)	888,754
Prepaid expenses and other current assets	(400,301)	(14,512)
Inventory	(2,984,031)	–
Deposits and other assets	1,204	10,144
Accounts payable	1,444,820	(493,310)
Accrued liabilities	331,476	(111,558)

Net cash used in operating activities	(5,194,654)	(1,805,009)

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(1,259,483)	–
Expenditures for intangible assets	(19,265)	(91,483)
Proceeds from the sale of equipment	1,400	–
Purchases of property and equipment	(79,808)	(49,995)

Net cash used in investing activities	(1,357,156)	(141,478)

FINANCING ACTIVITIES:
Issuance of common stock for cash	13,681,054	152,160
Payment of preferred stock dividends	(17,267)	–
Payments on notes payable	(582,348)	–
Proceeds from issuance of convertible debt	823,595	1,250,000

Net cash provided by financing activities	13,905,034	1,402,160

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	7,353,224	(544,327)

CASH AND CASH EQUIVALENTS, beginning of period	761,458	1,305,785

CASH AND CASH EQUIVALENTS, end of period	$8,114,682	$761,458

Supplemental cash flow disclosures:
Interest paid	$754	$150
Income taxes paid	$–	$–
Noncash financing and investing activities:
Recognition of contingent beneficial conversion feature	$500,000	$–
Issuance of common stock for intangibles	$–	$994,000
Conversion of notes payable and accrued interest into common stock	$–	$1,251,000
Accrued and unpaid dividends	$1,917	$1,918

The accompanying notes are an integral part of these consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014 AND 2013

Note 1: Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of LiveDeal, Inc. (formerly, “YP Corp.”), a Nevada corporation, and its wholly owned subsidiaries (collectively the “Company”). The Company provides specialized online marketing solutions to small-to-medium sized local businesses, or SMBs, that boost customer awareness and merchant visibility. The Company offers affordable tools for SMBs to extend their marketing reach to relevant prospective customers via the internet. The Company also provides SMBs promotional marketing with the ability to offer special deals and activities through LiveDeal.com, mobile applications for iOS and Android users and our online publishing partners.

The Company’s new strategic focus is on developing and marketing a suite of affordable products and services designed to meet the online marketing needs of small and medium-sized businesses by boosting customer awareness and merchant visibility on the internet. The Company primarily sells this suite of products and services via telemarketing.

•	During 2011, as part of the Company’s strategy to evaluate each of the Company’s business segments as separate entities, management noted that the Direct Sales business segment had incurred operating losses and declining revenues and did not fit with the Company’s change in strategic direction. Accordingly, in March 2011, the Company made the strategic decision to discontinue our Direct Sales business and product offerings. Prior year financial statements have been restated to present the Direct Sales business segment as a discontinued operation.

•	On August 16, 2012, the Company acquired substantially all of the assets of LiveOpenly, Inc., a California corporation (“LiveOpenly”), which sourced, published and sold discounted offers for goods and services through local retail merchants, in exchange for the issuance of 75,000 shares of the Company’s common stock. In connection with the acquisition, the Company recorded $420,000 of net assets, consisting entirely of intangible assets. No goodwill was recognized as the purchase price equaled the net assets received.

•	During 2012, the Company also launched two new business lines under new management after a period of re-evaluating our sales program, products, distribution methods and vendor programs. First, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local ™ brand, which we refer to as online presence marketing, in November 2012. Second, we commenced sourcing local deal and activities to strategic publishing partners under our LiveDeal ® brand, which we refer to as promotional marketing, in August 2012. We continue to actively develop, revise and evaluate these products and services.

•	During 2013, the Company launched LiveDeal.com, which redefined the Company’s strategy and direction, centering its focus on the new LiveDeal.com platform and growing the base of restaurants utilizing the LiveDeal platform to attract new customers. LiveDeal.com is a unique, real-time “deal engine” connecting merchants with consumers. The Company believes that it has developed the first-of-its-kind web/mobile platform providing restaurants with full control and flexibility to instantly publish customized offers whenever they wish to attract customers.

•	On March 7, 2014, the Company incorporated Live Goods, LLC (“Live Goods”), a California limited liability company, which became a wholly-owned subsidiary of the Company. Also, on March 7, 2014, the Company signed an agreement for the acquisition of substantially all of the assets of DA Stores, LLC, through its Live Goods. The acquisition of the assets is intended to assist in the implementation of the Company’s new business line of selling furniture online. The acquisition was accounted for as a business combination. See Note 17.

•	On May 6, 2014, the Company, through Live Goods, acquired all of the issued and outstanding shares in the capital of DealTicker Inc., a Canadian corporation (“DealTicker”). This acquisition increased the Company’s ability to sell consumer goods online.

•	On August 24, 2014, the Company entered into a Stock Purchase Agreement with Modern Everyday Inc., a Delaware corporation (“MEI”). MEI sells consumer products online and this acquisition further enhanced the Company ability to offer a larger array of products to consumers online.

Liquidity

The Company had a net loss of $4.6 million and $5.7 million for the years ended September 30, 2014 and 2013, respectively. The Company had an operating cash outflow of approximately $(5.2) million and $(1.8) million for the years ended September 30, 2014 and 2013. The Company was sold shares of its common stock during the year ended September 30, 2014 for $13.7 million. The Company had cash of $8.1 million as of September 30, 2014. Management believes the Company’s cash on hand and additional cash generated from operations together with potential sources of cash such through the issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months.

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

All data for common stock, options and warrants have been retroactively reflected the 3-for-1 forward stock split (which took effect on February 11, 2014) for all periods presented. In addition, all common stock prices, and per share data for all periods presented have been adjusted to reflect the 3-for-1 forward stock split. See Note 8 for details.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, LiveDeal, Local Marketing Experts, Inc., Velocity Marketing Concepts, Inc., 247 Marketing Inc., Telco Billing, Inc. Telco of Canada, Inc., Velocity Local Inc., Modern Everyday, Inc. and its wholly owned subsidiaries, Modern Everyday, LLC and Super Nova, LLC, Live Goods, LLC and its wholly owned subsidiaries, DealTicker, Inc. and DA Stores, LLC. The results of operations for DA Stores, LLC,, DealTicker, Inc. and Modern Everyday, Inc. have only been included since the date of acquisition of March 7, 2014, May 5, 2014 and August 24, 2014, respectively. All intercompany transactions and balances have been eliminated in consolidation.

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

Financial Instruments

Financial instruments consist primarily of cash, cash equivalents, accounts receivable, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable, accrued expenses, long term loans, and notes payable approximate fair value because of the short maturity of those instruments.

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times, cash deposits may exceed FDIC-insured limits. At September 30, 2014, the amount the Company had on deposit that exceeded the FDIC-insured limits was $7,508,924.

Property and Equipment

Property and equipment, which consists of office equipment, computer equipment, and furniture and fixtures, is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets ranging from three to five years. Depreciation expense was $48,278 and $29,357 for the years ended September 30, 2014 and 2013, respectively.

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

Product Revenue

The Company derives product revenue primarily from direct revenue and fulfillment partner revenue from product sales Product revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue related to product sales is recognized when the above four criteria are met.

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

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. All inventory at September 30, 2014 consists of finished goods inventory. At September 30, 2014, the allowance for obsolete inventory was $252,569.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for customer refunds, dilution and fees from LEC billing aggregators and other uncollectible accounts. The Company has increased its allowances for doubtful accounts to 92.3% of gross accounts receivable at September 30, 2014 as compared to 82.9% of gross accounts receivable at September 30, 2013. The determination of the allowance for doubtful accounts is dependent on many factors, including regulatory activity, changes in fee schedules by LEC service providers and recent historical trends.

As of September 30, 2014 and 2013, approximately 76% and 57%, respectively, of the Company’s allowance for doubtful accounts is an allowance against an outstanding receivable balance that is in dispute. After excluding these reserves from the related accounts receivable balances the allowance for doubtful accounts as a percentage of gross accounts receivable increases to 23% and 68%, respectively.

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

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 “Property, Plant and Equipment”. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. There were no impairment losses recorded on intangible assets for the years ended September 30, 2014 and 2013.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. As of September 30, 2014, the Company performed the required impairment review which resulted in no impairment adjustments.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined it has two reportable segments (See Note 18).

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2014, the Company’s only derivative financial instrument was a convertible note due to the “reset” and “dilutive issuance” clause in the note relating to the conversion price from dilutive share issuance. See Note 6.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

At September 30, 2014, the Company’s derivative instruments were reported at fair value using Level 2 inputs as discussed in Note 6. Also, the Company has a purchase price contingency that is discussed in Note 14.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ equity.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2014-08

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of consolidated operations or consolidated financial condition.

FASB Accounting Standards Update No. 2014-09

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3: Discontinued Operations

As part of the Company’s strategy to evaluate each of its business segments as separate entities, management noted that the Direct Sales business segment had incurred operating losses and declining revenues and did not fit with the Company’s change in strategic direction. Accordingly, in March 2011, the Company made the strategic decision to discontinue its Direct Sales business and product offerings. Prior year financial statements have been recast to present the Direct Sales business segment as a discontinued operation.

The Company initiated shutdown activities in March 2011 and closed the Direct Sales business segment in May 2011. The direct sales business segment accounted for $0 net revenues for the years ended September 30, 2013 and 2014. Net revenues from this business segment are now included as part of income from discontinued operations in the accompanying consolidated statements of operations. There was no net income/loss from discontinued operations for the year ended September 30, 2014 and net income for the year ended September 30, 2013 consisted of a recovery on a bad debt from a previous period.

Note 4: Balance Sheet Information

Balance sheet information is as follows:

	September 30,	September 30,
	2014	2013

Receivables, current, net:
Accounts receivable, current	$1,611,269	$904,197
Less: Allowance for doubtful accounts	(756,686)	(729,296)
	$854,583	$174,901
Receivables, long term, net:
Accounts receivable, long term	$344,572	$374,708
Less: Allowance for doubtful accounts	(344,572)	(330,069)
	$–	$44,639
Total receivables, net:
Gross receivables	$1,955,841	$1,278,905
Less: Allowance for doubtful accounts	(1,101,258)	(1,059,365)
	$854,583	$219,540

Components of allowance for doubtful accounts are as follows:
Allowance for dilution and fees on amounts due from billing aggregators	$1,063,633	$730,777
Allowance for customer refunds	2,107	6,281
Allowance for other trade receivables	35,518	322,307
	$1,101,258	$1,059,365

Property and equipment, net:
Furnishings and fixtures	$162,642	$101,611
Office, computer equipment and other	192,063	404,580
	354,705	506,191
Less: Accumulated depreciation	(201,591)	(435,029)
	$153,114	$71,162

Intangible assets, net:
Domain name and marketing related intangibles	$1,521,015	$1,513,708
Website and technology related intangibles	2,545,114	2,335,728
Covenant not to compete	120,000	–
	4,504,524	3,849,436
Less: Accumulated amortization	(1,433,314)	(1,001,035)
	$3,071,210	$2,848,401

Accrued liabilities:
Deferred revenue	$548,004	$2,829
Accrued payroll and bonuses	107,224	27,330
Accruals under revenue sharing agreements	688	44,167
Accrued expenses - other	390,114	225,138
	$1,046,030	$299,464

Note 5: Intangible Assets

The Company’s intangible assets consist of licenses for the use of Internet domain names, Universal Resource Locators, or URLs, capitalized website development costs, other information technology licenses, a covenant not to compete, and marketing and technology related intangibles acquired through the acquisition of LiveDeal, Inc. In addition as a result of the acquisition of MEI, the Company recorded goodwill of $1,169,904. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing - 3 to 20 years; website and technology - 3 to 5 years; and covenant not to compete – 4 years. Goodwill is not amortized, but evaluated for impairment on at least an annual basis.

Based in part on a third party appraisal of the Company’s long-lived assets, the Company determined that no impairment of its long-lived intangible assets existed at September 30, 2014 and 2013.

The following summarizes estimated future amortization expense related to intangible assets that have net balances as of September 30, 2014:

2016	$599,505
2017	574,070
2018	512,745
2019	347,142
2020	338,992
Thereafter	698,756
$3,071,210

Total amortization expense related to intangible assets was $441,978 and $234,751 for the years ended September 30, 2014 and 2013, respectively.

Note 6: Derivative Liability

The February 2014 Convertible Note of $335,245 discussed in Note 7 has a reset provision and a dilutive issuance clause that gave rise to a derivative liability. The reset provision provides for the conversion price to be adjusted downward in the event that the Company issues any securities at a price per share lower than the then-current conversion price; provided, however, that in no event shall the conversion price per share be less than $1.00.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability are recorded in the consolidated statement of income under other income (expense).

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

The range of significant assumptions which the Company used to measure the fair value of derivative liabilities at September 30, 2014 is as follows:

	Inception	September 30, 2014
Stock price	$7.14	$2.98
Risk free rate	.11%	.13%
Volatility	142%	94%
Exercise prices	$8.12	$2.93
Term (years)	1.00	.42

The following table represents the Company’s derivative liability activity for both the embedded conversion features for the year ended September 30, 2014:

Amount

Derivative liability balance, September 30, 2013	$–
Issuance of derivative liability during the year ended September 30, 2014	139,852
Change in derivative liability during the year ended September 30, 2014	(56,272)
Derivative liability balance, September 30, 2014	$83,580

Note 7: Debt

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

On January 23, 2014, the Company issued a Note to ICG in the principal amount of $500,000. Because the conversion price of $2.29 was less than the stock price, this gave rise to a beneficial conversion feature valued at $500,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The debt discount is being amortized over the one year term and therefore $341,781 of interest expense was recognized during the year ended September 30, 2014.

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

The Kingston Purchase Agreement and the Notes provide that:

•	Either the Company or Kingston will have the right to cause the sale and issuance of Notes pursuant to the Kingston Purchase Agreement, provided that NASDAQ’s approval of the Kingston Purchase Agreement and transactions contemplated thereby is a condition precedent to each party’s right to cause any borrowings to occur under the Kingston Purchase Agreement.

•	Each Note must be in a principal amount of at least $100,000.

•	The Notes are issuable at a 5% discount and will accrue interest at an annual interest rate equal to 8%. All interest will be payable on the Maturity Date or upon the conversion of the applicable Note.

•	The Company has the option to prepay each Note, in whole or in part, at any time without premium or penalty.

•	The Company or Kingston may elect at any time on or before the Maturity Date to convert the principal and accrued but unpaid interest due under any Note into shares of the Company’s common stock. The conversion price applicable to any such conversion will be an amount equal to 70% of the lesser of: (i) the closing bid price of the common stock on the date of the Kingston Purchase Agreement (i.e., $3.12 per share); or (ii) the 10-day volume weighted average closing bid price for the common stock, as listed on NASDAQ for the 10 business days immediately preceding the date of conversion (the “Average Price”); provided, however, that in no event will the Average Price per share be less than $0.33. For example, if the Average Price is $0.17 per share, then for purposes of calculating the conversion price, the Average Price per share would be $0.33 per share instead of $0.17 per share.

•	If either party elects to convert all or any portion of any Note, the Company must issue to Kingston on the date of the conversion a warrant (“Contingent Warrant”) to purchase a number of shares of the Company’s common stock equal to the number of shares issuable upon conversion. This number of shares is subject to adjustment in the event of stock splits or combinations, stock dividends, certain pro rata distributions, and certain fundamental transactions. Each Contingent Warrant will be exercisable for a period of five (5) years following the date of its issuance at an exercise price equal to 110% of the conversion price of the applicable Note (with the exercise price being subject to adjustment under the same conditions as the number of shares for which the warrant is exercisable.) The Contingent Warrants provide that they may be exercised in whole or in part and include a cashless exercise feature.

•	The Notes provide that, upon the occurrence of any Event of Default, all amounts payable to Kingston will become immediately due and payable without any demand or notice. The events of default (“Events of Default”) which trigger the acceleration of the Notes include (among other things): (i) the Company’s failure to make any payment required under the Notes when due (subject to a three-day cure period), (ii) the Company’s failure to comply with its covenants and agreements under the Purchase Agreement, the Notes and any other transaction documents, and (iii) the occurrence of a change of control with respect to the Company.

•	The Company (i) is required to provide certain financial and other information to Kingston from time to time, (ii) must maintain its corporate existence, business, assets, properties, insurance and records in accordance with the requirements set forth in the Kingston Purchase Agreement, (iii) with certain exceptions, must not incur or suffer to exist any liens or other encumbrances with respect to the Company’s property or assets, (iv) must not make certain loans or investments except in compliance with the terms of the Kingston Purchase Agreement, and (v) must not enter into certain types of transactions, including dispositions of its assets or business.

•	The Company agreed to use commercially reasonable efforts to obtain, as promptly as practicable, any approvals of the Company’s stockholders required under applicable law or NASDAQ Listing Rules in connection with the transactions contemplated by the Kingston Purchase Agreement. Unless and until any such stockholder approvals are obtained, in no event will Kingston be entitled to convert any Notes and/or exercise any Contingent Warrants to the extent that any such conversion or exercise would result in Kingston acquiring in such transactions a number of shares of the Company’s common stock exceeding 19.99% of the number of shares of common stock issued and outstanding immediately prior to the Company’s entry into the Kingston Purchase Agreement.

•	Kingston will be entitled to certain anti-dilution adjustments if the Company issues shares of its common stock at a lower price per share than the applicable conversion price for any Note(s) issued pursuant to the Kingston Purchase Agreement. If any such dilutive issuance occurs prior to the conversion of one or more Notes, the conversion price for such Note(s) will be adjusted downward pursuant to its terms (subject to a floor of $0.23 per share). If any such dilutive issuance occurs after the conversion of one or more Notes, Kingston will be entitled to be issued additional shares of common stock for no consideration, and to an adjustment of the exercise price payable under the applicable Contingent Warrant(s). With respect to each Note actually issued pursuant to the Kingston Purchase Agreement, Kinston’s anti-dilution rights will expire two (2) years following the date of issuance.

As of September 30, 2014, there were no advances from this line of credit (See Note 19).

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

The Company determined an initial derivative liability value of $139,852, which is recorded as a derivative liability as of the date of issuance while also recording an $139,852 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options of the note. The debt discount is being amortized over the one year term and therefore $82,187 of interest expense was recognized during the year ended September 30, 2014. The Company recorded $56,272 of non-cash “change in fair value of derivative” income during the year ended September 30, 2014, related to this note.

Credit line

In connection with the purchase of Modern Everyday, Inc., the Company assumed a credit line from a bank. The credit line is collateralized by all the assets of Modern Everyday, Inc., accrues interest at prime plus 2% and is due on September 28, 2019.

Notes payable of Modern Everyday, Inc.

In connection with the purchase of Modern Everyday, Inc., the Company assumed certain notes payable. Subsequent to the closing of the acquisition, the Company repaid $582,348 of these notes payable.

Outstanding debt at September 30, 2014 consisted of the following:

Note payable to individual, payable on demand, interest at 10.0% per annum, unsecured	$90,168
Convertible note payable to individual, due February 27, 2015, interest at 6.0% per annum, unsecured	335,245
Convertible note payable to ICG, due January 23, 2015, interest at 8.0% per annum, unsecured	527,889
Acquisition note payable (See Note 17), $200,000 due February 28, 2015 and $400,000 due February 28, 2016, non-interest bearing with interest imputed at 2.87% per annum	581,707
Credit line due September 28, 2019, with interest rate at prime plus 2%	240,204
Less Debt Discount	(215,884)
Total Debt	1,559,329
Current portion	920,360
Long-term portion	$638,969

Future maturities of debt at September 30, 2014 are as follows:

Years ending September 30,
2015	$920,360
2016	400,000
2017	–
2018	–
2019	238,969
Thereafter	–
$1,559,329

Note 8: Stockholders’ Equity

August 2013 Equity Issuance

On August 22, 2013, the Company agreed to issue 47,319 shares of common stock to a software developer in exchange for professional services valued at an aggregate of $50,000. The per share valuation associated with the issuance was $1.06, which was equal to the closing price of our common stock as reported on the NASDAQ Capital Market on the date of the transaction. Pursuant to applicable NASDAQ Listing Rules, the share issuance is subject to stockholder approval of our new 2013 Omnibus Equity Incentive Plan, which the Company intends to seek at our 2014 Annual Meeting of Stockholders.

September 2013 Equity Issuance

On September 9, 2013, we issued 600,000 shares to Novalk Apps S.A.S. in exchange for certain customer relationship manager, or CRM, software assets acquired pursuant to an Asset Purchase Agreement dated as of the same date. Such assets were valued at an aggregate of $994,000. The per share purchase price for such shares was $1.66, which was equal to the closing price of our common stock as reported on the NASDAQ Capital Market on the date of the transaction.

On September 30, 2013, we issued 132,699 shares of common stock to John Kocmur, a former member of our Board of Directors, in exchange for a cash payment of $152,160. The per share purchase price for such shares was $1.15, which was equal to the closing price of our common stock as reported on the NASDAQ Capital Market on the date of the transaction.

Note Conversions

In September and December 2012 and March 2013, ICG elected to convert five Notes, resulting in the issuance of shares of the Company’s common stock and warrants to acquire additional shares of the Company’s common stock. See Note 7.

For the year ended September 30, 2014, 21,465 shares of the Company’s common stock were recorded but not yet issued to members of the Board of Directors in exchange for services. See Note 10.

At-The-Market Offerings of Common Stock (Chardan Capital Markets LLC)

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

For the quarter ended September 30, 2014, the Company sold 110,300 shares of its common stock under the Second Registration Statement, resulting in gross proceeds of $508,598, in an at-the-market offering, in which Chardan was its agent. The Company received net proceeds of $493,340. The Company paid Chardan a total commission of $15,258 pursuant to the May 2014 Engagement Agreement.

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

Dividends

During each of the years ended September 30, 2014 and 2013, the Company accrued dividends of $1,925 and $1,918, respectively, payable to holders of Series E preferred stock. The Company paid dividends of $17,267 and $0 in 2014 or 2013, respectively.

Note 9: Warrants

As discussed in Note 7, the Company issued several Notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at September 30, 2014:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Units	Price	Term (in years)	Value
Outstanding at September 30, 2012	327,417	$0.95	4.95	$253,202
Granted	2,539,089	0.59
Exercised	–
Outstanding at September 30, 2013	2,866,506	0.63	4.39	1,471,998
Granted	–
Exercised	–
Outstanding at September 30, 2014	2,866,506	0.63	3.39	6,732,700
Exercisable at September 30, 2014	2,866,506	0.63	3.39	6,732,700

Most of the above warrants were issued in connection with conversion of convertible notes (See Note 7). When the debt is converted and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes model and takes a charge to interest expense at the date of issuance.

Note 10: Stock-based Compensation

From time to time, the Company grants stock options and restricted stock awards to officers, directors and employees. These awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The following table summarizes stock option activity for the years ended September 30, 2014 and 2013:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at September 30, 2012	–
Granted	675,000
Exercised	–
Forfeited	–
Outstanding at September 30, 2013	675,000	$2.82		$–
Granted	–
Exercised	–
Forfeited	(75,000)
Outstanding at September 30, 2014	600,000	2.76	4.90	318,250
Exercisable at September 30, 2014	150,000	$4.43	5.50	246,250

The following table summarizes information about the Company’s non-vested shares as of September 30, 2014:

		Weighted-Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Nonvested at September 30, 2013	600,000	$0.73
Granted	–
Vested	(150,000)
Nonvested at September 30, 2014	450,000	$0.73

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted with the following assumptions:

Year Ended
September 30, 2013

Volatility	124%-127%
Risk-free interest rate	.08%-.66%
Expected term	1-3.77 years
Forfeiture rate	10%
Dividend yield rate	0%

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

Stock option awards are expensed on a straight-line basis over the requisite service period. The Company recognized compensation expense of $167,985 and $173,073 during the year ended September 30, 2014 and 2013, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures.

At September 30, 2014, the Company had $105,997 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized over a weighted-average period of 1.33 years.

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

The Company has previously granted shares of restricted stock to certain individuals. The following table sets forth changes in compensation-related restricted stock awards during the year ended September 30, 2014:

Outstanding (unvested) at September 30, 2013	–
Granted	21,000
Forfeited	–
Vested	(21,000)
Outstanding (unvested) at September 30, 2014	–

On January 6, 2014, the Company issued 21,000 shares of common stock in exchange for professional services. As of September 30, 2014, all 21,000 shares were fully vested.

Note 11: Net Loss Per Share

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

The following table presents the computation of basic and diluted net loss per share:

	Year Ended September 30,
	2014	2013

Loss from continuing operations	$(4,661,381)	$(5,749,722)
Less: preferred stock dividends	(1,925)	(1,918)
Loss from continuing operations applicable to common stock	(4,663,306)	(5,751,640)
Income from discontinued operations	–	2,708
Net loss applicable to common stock	$(4,663,306)	$(5,748,932)

Weighted average common shares outstanding - basic and diluted	13,144,248	9,394,260

Earnings per share - basic and diluted:
Loss from continuing operations	$(0.35)	$(0.61)
Discontinued operations	–	–
Net loss	$(0.35)	$(0.61)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Year Ended September 30,
	2014	2013
Options to purchase shares of common stock	600,000	675,000
Warrants to purchase shares of common stock	2,866,506	2,866,506
Series E convertible preferred stock	127,840	127,840
Convertible notes	739,601	–
Total potentially dilutive shares	4,333,947	3,669,346

Note 12: Restructuring Activities

In May 2011 the Company ceased the Direct Sales business and migrated the remaining customers to Reach Local in exchange for 10% of gross revenues derived from such customers during the first and second year, respectively. The Company recorded $0 and $816 in revenues for this agreement during the years ended September 30, 2014 and 2013, respectively. In connection with the discontinued Direct Sales business, seven employees were terminated.

Note 13: Related Party Transactions

Convertible Notes with ICG

As described in Note 7, during 2012 and 2013 the Company entered into a Note Purchase Agreement with ICG, an entity owned by Jon Isaac, the Company’s President and Chief Executive Officer and a director of the Company, and subsequently issued a series of Subordinated Convertible Notes thereunder to ICG. In connection with these transactions, the Company received gross proceeds of $500,000 and $1,250,000 during the year ended September 30, 2014 and 2013, respectively.

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

During the year ended September 30, 2013 and 2014, the Company recognized total interest expense of $369,670 and $3,291,466, respectively, associated with the ICG notes.

Note 14: Commitments and Contingencies

Purchase price contingency

In connection with acquisition of Modern Everyday, Inc. (see Note 17), the Company issued 50,000 shares of the Company’s common stock as part of the consideration for the acquisition. The Company has guaranteed the holder of the 50,000 shares that the value of those shares will be at least $8.00 per shares 30 months after the acquisition date. The Company has agreed to compensate the holder, if the share price is less than $8.00 at the 30 months anniversary of the acquisition, the difference between $8.00 and the share price at the 30 month anniversary times the number of shares still owned by the holder. As of September 30, 2014, the Company as recorded a liability of $251,000 related to this guarantee. The value of these shares was included as part of the purchase price consideration. The Company will adjust this guarantee at the end of each balance sheet date based on the current price of the Company’s common stock.

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of September 30, 2014, our annual results of operations, cash flows or liquidity of the Company.

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

On October 1, 2013, the Arizona Court of Appeals affirmed in part and reversed in part on the principal damages and remanded the matter for judgment. Subsequently, the Maricopa County Superior Court entered Judgment on Mandate against the Company in the principal sum of $46,636 and attorneys’ fees of $5,624, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. As of September 30, 2014, the payment of this judgment has not been paid and the Company recorded an accrual of $52,261 related to this matter.

Operating Leases and Service Contracts

The Company leases its office space and certain equipment under long-term operating leases expiring through fiscal year 2016. Rent expense under these leases was $446,780 and $152,372 for the years ended September 30, 2014 and 2013, respectively. The Company has also entered into several non-cancelable service contracts.

As of September 30, 2014, future minimum annual payments under operating lease agreements for fiscal years ending September 30 are as follows:

2015	489,767
2016	272,960
2017	53,946
2018	–
2019	–
Thereafter	–
$816,673

Note 15: Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of September 30, 2014 and 2013 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model.

Because of the impacts of the valuation allowance, there was no income tax expense or benefit for the years ended September 30, 2014 and 2013.

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30:

	2014			2013
	Amount	Percent		Amount	Percent

Federal statutory rates	$(1,584,870)	34%		$(1,953,982)	34%
State income taxes	(40,088)	1%		(193,167)	3%
Permanent differences	200,518	(4%	)	15,967	(0%	)
Valuation allowance against net deferred tax assets	1,424,439	(31%	)	2,131,182	(37%	)
Effective rate	$–	–%		$–	–%

At September 30, deferred income tax assets and liabilities were comprised of:

	2014	2013
Deferred income tax asset, current:
Book to tax differences in accounts receivable	$259,448	$382,218
Book to tax differences in prepaid assets and accrued expenses	(21,450)	8,425
Total deferred income tax asset, current	237,998	390,643
Less: valuation allowance	(237,998)	(390,643)
Deferred income tax asset, current, net	–	–

Deferred income tax asset, long-term:
Net operation loss carryforwards	8,668,250	12,821,092
Book to tax differences for stock based compensation	–	6,407
Book to tax differences in intangible assets	928,222	6,693,536
Book to tax differences in other	–	326
Book to tax differences in depreciation	5,710	–
Total deferred income tax asset, long-term	9,602,182	(2,297,221)
Less: valuation allowance	(9,602,182)	(17,224,140)
Deferred income tax asset, net	–	–

Total deferred income tax asset	$–	$–

The Company has recorded as of September 30, 2014 and 2013 a valuation allowance of $9,602,182 and $17,224,140, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realize in future years. Management has based its assessment on available historical and projected operating results.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2014.

The Company has net operating loss carry-forwards of approximately $24.9 million. Such amounts are subject to IRS code section 382 limitations and expire in 2023. The 2009 to 2012 tax years are still subject to audit.

Note 16: Concentration of Credit Risk

The Company maintains cash balances at banks in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2014. At times, balances may exceed federally insured limits. At September 30, 2014, the amount the Company had on deposit that exceeded the FDIC-insured limits was $7,508,924.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the Local Exchange Carrier (“LEC”) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. The billing companies and LEC’s charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at September 30, 2014 and September 30, 2013 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with LEC service providers. Three such entities accounted for 23%, 14% and 10% of gross receivables at September 30, 2014 and 44%, 25%, and 18% of gross receivables at September 30, 2013, respectively.

Note 17: Business Combinations

Asset Purchase Agreement – DA Stores, LLC

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

iii.	$200,000 if the operations of the purchased assets of DA Stores, LLC, achieve $10,000,000 in revenue during such 12-month period with 5% profitability margin.

The Company will recognize this additional, conditional payment to such individuals, if, when, and any such performance metric has been achieved.

Share Purchase Agreement -- DealTicker, Inc.

On May 6, 2014, the Company, through Live Goods, acquired all of the issued and outstanding shares in the capital of DealTicker Inc., a Canadian corporation (“DealTicker”), from Julian Gleizer and Daniel Abramov, the shareholders of DealTicker (collectively the “Sellers”). Upon the closing of the transaction, the Sellers sold all of the shares of DealTicker to Live Goods for a purchase price in the aggregate amount of CAN$246,000 (US$228,000). Pursuant to the terms of the Agreement, Live Goods may, in its absolute discretion, increase the purchase price taking into account the financial performance and operation of the DealTicker business during the one-year period following the closing compared to historical performance. Subsequently the Company wrote off all the assets that were purchased except for the customer list.

Share Purchase Agreement – Modern Everyday, Inc.

On August 24, 2014, the Company entered into a Stock Purchase Agreement with Modern Everyday Inc., a Delaware corporation (“MEI”), and Byron Hsu, as the sole stockholder of MEI. Pursuant to the Agreement, LiveDeal acquired 100% of the issued and outstanding shares of common stock (the “Shares”) of MEI from Mr. Hsu.

The purchase price paid for the shares consisted of three components: shares of the Company’s common stock, cash and a promissory note:

i.	50,000 shares of LiveDeal restricted common stock valued at $395,500;

ii.	$1,100,000 of cash paid to Mr. Hsu; and

iii.	A $600,000 promissory note that bears no interest, with $200,000 due February 28, 2015, with the balance due on February 28, 2016, and is secured by a second-position security interest in the fair value of inventory, accounts receivable, and cash and deposit accounts of MEI.

In connection with the Agreement, the Company and Mr. Hsu also entered into an employment agreement pursuant to which Mr. Hsu is employed to serve as President, Chief Executive Officer and Chief Technical Officer of MEI. The initial term of the employment agreement is for eighteen months, and Mr. Hsu’s base annual salary will be $160,000.

A summary of the purchase price allocations is below:

			Modern
	DA Stores	DealTicker	Everyday	Total
Cash	$–	$103,884	164,633	$268,517
Accounts receivable	–	27,193	349,860	377,053
Inventory	110,375	55,691	1,232,398	1,398,464
Other current assets	–	–	229,400	229,400
Property and equipment	48,500	12,855	7,755	69,110
Developed technology	–	–	310,000	310,000
Covenant not to compete	–	–	120,000	120,000
Customer list	–	175,823	–	175,823
Other intangible assets	30,000	69,839	–	99,839
Goodwill	–	–	1,169,904	1,169,904
Other assets	11,125	10,285	19,392	40,802
Accounts payable	–	(28,106)	(285,908)	(314,014)
Notes payable	–	–	(463,398)	(463,398)
Line of credit	–	–	(490,568)	(490,568)
Other liabilities	–	(199,464)	(287,968)	(487,432)
Purchase price	$200,000	$228,000	$2,075,500	$2,503,500

The developed technology, covenant not to compete and the customer list are being amortized over 3, 4 and 3 years, respectively.

The revenue from the acquisitions of DA Stores, DealTicker and Modern Everyday included in the results of operations from the respective dates of acquisition to September 30, 2014 were $3,297,206, 2,154 and $1,183,172, respectively

The pro forma information below present statement of operations data as if the acquisition of MEI (the most significant acquisition) took place on October 1, 2012.

	Years Ended September 30,
	2014	2013
	(unaudited)	(unaudited)
Net revenue	$16,765,798	$9,511,211
Gross profit	6,366,758	4,866,537
Operating loss	(4,581,470)	(2,753,240)
Net income	(4,824,945)	(5,054,123)
Loss per share	(0.37)	(0.54)

Note 18: Segment Reporting

The Company operates in two segments which are characterized as:  (1) legacy merchant’s services and (2) online marketplace platform. The legacy/merchants’ services consists of LEC business and Velocity Local and the online marketplace platform consists of livedeal.com and the recent acquisitions of consumer products entities.

The following tables summarize segment information for the years ended September 30, 2014 and 2013:

	Year Ended September 30,
	2014	2013

Net revenues
Marketplace platform	$5,270,508	$0
Services	1,994,768	2,351,868
	$7,265,276	$2,351,868

Gross profit
Marketplace platform	$435,830	$0
Services	1,602,809	1,435,537
	$2,038,639	$1,435,537

Operating income (loss)
Marketplace platform	$(5,535,360)	$(3,052,935)
Services	1,036,076	314,841
	$(4,499,284)	$(2,738,094)

Depreciation and amortization
Marketplace platform	$473,292	$247,473
Services	16,964	16,639
	$490,256	$264,112

Interest Expenses
Marketplace platform	$458,934	$3,291,031
Services	0	0
	$458,934	$3,291,031

Net income (loss)
Marketplace platform	$(5,822,732)	$(6,156,289)
Services	1,161,351	409,275
	$(4,661,381)	$(5,747,014)

	As of September 30,
	2014	2013
Total Assets
Marketplace platform	$18,118,425	$3,670,208
Services	171,021	323,042
	$18,289,446	$3,993,250

Intangible assets
Marketplace platform	$4,234,692	$2,839,557
Services	6,422	8,844
	$4,241,114	$2,848,401

Note 19: Subsequent Events

ICG

On December 3, 2014, ICG converted its note payable of $500,000 plus $35,001 of accrued interest into shares of the common stock.

Kingston

On October 16, 2014, the Company issued to Kingston a convertible note in the amount of $100,000 and on November 7, 2014, Kingston converted the entire principal balance plus interest into shares of the Company’s Common stock.

In addition, on October 29, 2014, the Company entered into an amended convertible note purchase agreement with Kingston whereby the Company and Kinston agreed to (i) increase the maximum principal amount of the notes from $5 million to $10,000,000 in principal amount, (ii) eliminate the original issue discount provision of the Agreement and replaces it with an execution payment equal to 5% of the maximum loan amount to be paid in January 2015, and (iii) provides certain additional adjustments to the note conversion price and to the warrant exercise price.

Software Purchase Agreement

In October 2014, the Company entered into a purchase agreement to purchase from the seller a products engine infrastructure system software, including without limitation all computer programs in source code, object code, algorithms, flow charts and other code in any format or media, and any and all related documentation and all “Intellectual Property” embodied in such software. The purchase price of $1.5 million is payable in cash or shares of the Company’s common stock.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of September 30, 2014.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to a permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014 has not been audited by our auditors, Anton & Chia, LLP, or any other independent registered accounting firm.

ITEM 9B. Other Information

None.

PART III

The information required by Part III is omitted from this Annual Report on Form 10-K because the required information will be incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report.

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

ITEM 14. Principal Accounting Fees and Services

The information required by this Item will be disclosed in the Proxy Statement and is incorporated by reference from the Proxy Statement.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements are listed on the Index to Consolidated Financial Statements on page 31 of this Annual Report.
(2)	None

(3) The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description	Previously Filed as Exhibit	Date Previously Filed

1.1	Engagement Agreement, dated as of January 7, 2014, by and between the Registrant and Chardan Capital Markets LLC	Exhibit 1.1 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2007	8/15/07

3.1.1	Certificate of Change	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2010	9/7/10

3.1.2	Certificate of Correction	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2013	3/11/13

3.1.3	Certificate of Change	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2014	2/14/14

3.2	Amended and Restated Bylaws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011	12/15/11

10.1*	LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007	12/20/07

10.1.1*	First Amendment to Amended and Restated 2003 Stock Plan*	Appendix A to 2009 Proxy Statement	1/29/09

10.1.2*	Second Amendment to the LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Appendix A to 2012 Proxy Statement	1/27/12

10.2*	Form of 2003 Stock Plan Restricted Stock Agreement*	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005	5/16/05

10.3*	Form of 2003 Stock Plan Stock Option Agreement*	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008	12/29/08

10.5	Note and Warrant Purchase Agreement, dated April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.5.1	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	Exhibit 10.12.1 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2013	1/15/13

10.5.2	Senior Subordinated Convertible Note (under Note Purchase Agreement)	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.5.3	Subordinated Guaranty (under Note Purchase Agreement)	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.5.4	Form of Warrant (under Note Purchase Agreement)	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.6*	Employment Agreement, dated January 1, 2013, by and between the Registrant and Jon Isaac	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2013	5/14/13

10.7	Asset Purchase Agreement, dated September 9, 2013, by and between the Registrant and Novalk Apps S.A.S.	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

10.8	Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

10.9	Convertible Note (under 2014 Note Purchase Agreement)	Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

10.10	Form of Warrant (under 2014 Note Purchase Agreement)	Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

10.11*	2014 Omnibus Equity Incentive Plan	Appendix A to 2014 Proxy Statement

10.12	Share Purchase Agreement, by and among Live Goods, LLC, DealTicker Inc., from Julian Gleizer and Daniel Abramov	Filed herewith

10.13	Stock Purchase Agreement, by and among the Registrant, Modern Everyday Inc., & Byron Hsu, dated August 24, 2014	Exhibit 99.1 to the Current Report on Form 8-K filed on August 24, 2014	8/24/14

10.14	Engagement Agreement, dated as of May 16, 2014, by and between the Registrant and Chardan Capital Markets LLC	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q filed on May 20, 2014	5/20/14

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	5/13/04

23.1	Consent of Kabani & Company, Inc.	Filed herewith

23.2	Consent of Anton & Chia, LLP	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 200	Filed herewith

32	Certification pursuant to 18 U.S.C. Section 1350	Filed herewith

101†	The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2014 and 2013, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2014 and 2013, (iii) Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements	Filed herewith

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

Dated: December 29, 2014	LiveDeal, Inc.

/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon Isaac	Chief Executive Officer, President and Chief Financial and Accounting Officer	December 29, 2014
Jon Isaac	(Principal Executive Officer and Principal Financial and Accounting Officer) and Director

/s/ Tony Isaac	Financial Planning and Strategist/Economist and Director	December 29, 2014
Tony Isaac

/s/ Richard D. Butler, Jr.	Director	December 29, 2014
Richard D. Butler, Jr.

/s/ Dennis Gao	Director	December 29, 2014
Dennis Gao

/s/ Tyler Sickmeyer	Director	December 29, 2014
Tyler Sickmeyer

