Form 10-K/A
period 2014-09-30
LIVEDEAL INC
filed 2015-01-28
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Common Stock, $.001 Par Value

(Title of Class)

Securities registered under Section 12(g) of the Exchange Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 31, 2014 was $64,542,541

The number of shares outstanding of the registrant’s common stock, as of December 19, 2014, was 14,552,748 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed by LiveDeal, Inc.(“LiveDeal” or the “Company”) with the Securities and Exchange Commission (“SEC”) on December 29, 2014 (the “Original Filing”). The Company is filing this Amendment No. 1 to provide the information required in Part III of Form 10-K, because the Company is still finalizing the proposals to be considered at its Annual Meeting of Stockholders and, accordingly, the definitive Proxy Statement relating to such Annual Meeting will be filed after the date hereof. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any subsequent events.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company and their ages as of December 31, 2014, are as follows:

	Age	Position
Jon Isaac	32	Chief Executive Officer, President, Chief Financial Officer and Director
Tony Isaac	60	Financial Planning and Strategist/Economist
Richard D. Butler, Jr.	65	Director
Dennis (De) Gao	34	Director
Tyler Sickmeyer	28	Director

Set forth below are the respective principal occupations or brief employment histories of each of our directors and the periods during which each has served as a director of the Company, as well as for our named executive officers and certain significant employees.

Jon Isaac. Mr. Isaac has served as a director of our Company since December 2011 and became our President and Chief Executive Officer in January 2012. He is the founder of Isaac Organization, a privately held investment company. At Isaac Organization, Mr. Isaac has closed a variety of multi-faceted real estate deals and has experience in aiding public companies to implement turnarounds and in raising capital. Mr. Isaac studied Economics and Finance at the University of Ottawa, Canada.

Specific Qualifications:

•	Relevant educational background and business experience.
•	Experience in aiding public companies to implement turnarounds and in raising capital.

Tony Isaac. Mr. Isaac has served as a director of our Company since December 2011 and began serving as the Company’s Financial Planning and Strategist/Economist in July 2012. He is the Chairman and Co-Founder of Isaac Organization, a privately held investment company. Mr. Isaac has invested in various companies, both private and public from 1980 to present. Mr. Isaac’s specialty is negotiation and problem-solving of complex real estate and business transactions. Mr. Isaac graduated from Ottawa University in 1981, where he majored in Commerce and Business Administration and Economics.

Specific Qualifications:

•	Relevant educational background and business experience.
•·	Experience in negotiation and problem-solving of complex real estate and business transactions

Richard D. Butler, Jr. Mr. Butler is Chairman of the Corporate Governance and Nominating Committee and has served as a director and member of the Audit Committee of our Company since August 2006 (including YP.com from 2006-2007). He is a veteran savings and loan and mortgage banking executive, co-founder and major shareholder of Aspen Healthcare, Inc. and Ref-Razzer Corporation, former Chief Executive Officer of Mt. Whitney Savings Bank, Chief Executive Officer of First Federal Mortgage Bank, Chief Executive Officer of Trafalgar Mortgage, and Executive Officer & Member of the President’s Advisory Committee at State Savings & Loan Association (peak assets $14 billion) and American Savings & Loan Association (NYSE: FCA; peak assets $34 billion). Mr. Butler attended Bowling Green University in Ohio, San Joaquin Delta College in California and Southern Oregon State College.

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

Dennis (De) Gao. Mr. Gao has served as a director of our Company and as a member of the Audit Committee since January 2012.  In July 2010, Mr. Gao co-founded and became the CFO at Oxstones Capital Management, a privately held company and a social and philanthropic enterprise, serving as an idea exchange for the global community.  Prior to establishing Oxstones Capital Management, from June 2008 until July 2010, Mr. Gao was a product owner at Procter and Gamble for its consolidation system and was responsible for the Procter and Gamble’s financial report consolidation process.  From May 2007 to May 2008, Mr. Gao was a financial analyst at the Internal Revenue Service's CFO division. Mr. Gao has a dual major Bachelor of Science degree in Computer Science and Economics from University of Maryland, and an M.B.A. specializing in finance and accounting from Georgetown University’s McDonough School of Business.

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

Tyler Sickmeyer. In August 2008, Mr. Sickmeyer founded and since that time has served as the CEO of Fidelitas Development, a full-service marketing firm that focuses on producing an improved return on investment rate for its clients. Mr. Sickmeyer has provided consulting services to a variety of companies, large and small alike, and specializes in creating efficiencies for developing brands. Mr. Sickmeyer studied business at Robert Morris University and Lincoln Christian University.

Specific Qualifications:

•	Over a decade of experience in marketing, including promotion and brand development thourgh the use of social media marketing

Family Relationships

Jon Isaac, who is a director and serves as our President and Chief Executive Officer, is the son of Tony Isaac, who is also a director and serves as our Financial Planning and Strategist/Economist.

Involvement in Certain Legal Proceedings

To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Board Independence

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

After evaluating these factors, the Board of Directors has determined that a majority of the members of the Board of Directors, namely, Messrs. Butler, Gao and Sickmeyer do not have any relationships that would interfere with the exercise of independent judgment in carrying out their responsibilities as directors and that each such director is an independent director of the Company within the meaning of NASDAQ Listing Rule 5605(a)(2) and the related rules of the SEC.

Audit Committee

The Board has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Gao (Chairman), Butler and Sickmeyer currently serve on our Audit Committee. Each member of the committee satisfies the independence standards specified in Rule 5605(a)(2) of the NASDAQ Listing Rules and the related rules of the SEC and has been determined by the Board to be “financially literate” with accounting or related financial management experience. The Board has also determined that Mr. Gao is an “audit committee financial expert” as defined under SEC rules and regulations, and qualifies as a financially sophisticated audit committee member as required under Rule 5605(c)(2)(A) of the NASDAQ Listing Rules.

Changes in Procedures for Director Nominations by Stockholders

There have been no changes to the procedures by which stockholders may recommend nominees to the Board.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, certain of our officers and persons who own at least 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the copies of such forms filed with the SEC and on written representations provided to us by our directors and officers, all Section 16(a) filing requirements applicable to our directors, officers and 10% or greater stockholders were complied with during the fiscal year that ended September 30, 2014, with the exception of the following:

Name	No. Late Reports (Form 4s)	No. Transactions Covered

Richard D. Butler, Jr.	1	One transaction in which he was issued 635 shares of common stock in lieu of a cash payment of director compensation for the month of September 2014

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide material information about the Company’s compensation philosophy, objectives and other relevant policies and to explain and put into context the material elements of the disclosure that follows in this Proxy Statement with respect to the compensation of our named executive officers (in this CD&A, referred to as the “NEOs”). For fiscal 2014, our NEOs were:

Jon Isaac, President and Chief Executive Officer

Tony Isaac, Financial Planning and Strategist/Economist

Byron Hsu, Chief Executive Officer, President and Chief Technical Officer of Modern Everyday, Inc.

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

Compensation Philosophy and Objectives

The Compensation Committee and the Board believe that the Company’s compensation programs for its executive officers should reflect the Company’s performance and the value created for its stockholders. In addition, we believe the compensation programs should support the goals and values of the Company and should reward individual contributions to the Company’s success. Specifically, the Company’s executive compensation program is intended to:

☐	attract and retain the highest caliber executive officers;

☐	drive achievement of business strategies and goals;

☐	motivate performance in an entrepreneurial, incentive-driven culture;

☐	closely align the interests of executive officers with the interests of the Company’s stockholders;

☐	promote and maintain high ethical standards and business practices; and

☐	reward results and the creation of stockholder value.

Factors Considered in Determining Compensation; Components of Compensation

The Compensation Committee makes executive compensation decisions on the basis of total compensation, rather than on individual components of compensation. We attempt to create an integrated total compensation program structured to balance both short and long-term financial and strategic goals. Our compensation should be competitive enough to attract and retain highly skilled individuals. In this regard, we utilize a combination of between two to four of the following types of compensation to compensate our executive officers:

☐	base salary;

☐	performance bonuses, which may be earned annually depending on the Company’s achievement of pre-established goals;

☐	cash bonuses given at the discretion of the Board; and

☐	equity compensation, consisting of restricted stock and/or stock options.

The Compensation Committee periodically reviews each executive officer’s base salary and makes appropriate recommendations to the Board. Salaries are based on the following factors:

☐	the Company’s performance for the prior fiscal years and subjective evaluation of each executive’s contribution to that performance;

☐	the performance of the particular executive in relation to established goals or strategic plans; and

☐	competitive levels of compensation for executive positions based on information drawn from compensation surveys and other relevant information.

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

Use of Benchmarking and Compensation Peer Groups

The Compensation Committee did not utilize any benchmarking measure in fiscal 2013 and traditionally has not tied compensation directly to a specific profitability measurement, market value of the Company’s common stock or benchmark related to any established peer or industry group. Salary increases are based on the terms of the NEOs’ employment agreements, if applicable, and correlated with the Board’s and the Compensation Committee’s assessment of each NEO’s performance. The Company also generally seeks to increase or decrease compensation, as appropriate, based upon changes in an executive officer’s functional responsibilities within the Company. Historically, the Compensation Committee has not used outside consultants in determining the compensation of the NEOs, and no such consultants were engaged during fiscal 2014.

Other Compensation Policies and Considerations; Tax Issues and Risk Management

The intention of the Company has been to compensate the NEOs in a manner that maximizes the Company’s ability to deduct such compensation expenses for federal income tax purposes. However, the Compensation Committee has the discretion to provide compensation that is not “performance-based” under Section 162(m) of the Code it determines that such compensation is in the best interests of the Company and its stockholders. For fiscal 2014, the Company expects to deduct all compensation expenses paid to the NEOs.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Jon Isaac, President and Chief	2014	200,000	–	–	–	200,000
Executive Officer	2013	145,385	150,000	149,973	–	445,358

Tony Isaac, Financial Planning and	2014	144,000	–	–	–	144,000
Strategist/Economist	2013	144,000	–	–	–	144,000

Byron Hsu, Chief Executive Officer,	2014	9,744	–	–	–	9,744
President and Chief Technical	2013	–	–	–	–	–
Officer of Modern Everyday, Inc. (3)

_______________

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R) (“SFAS 123(R)”). These amounts reflect LiveDeal’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the NEOs.

(2)	Mr. Jon Isaac’s $150,000 bonus was paid pursuant to the terms of his Employment Agreement (which is described below) in consideration of the services he provided to the Company during the first 12 months of his tenure as President and Chief Executive Officer, when his base salary was $1 and no other compensation was paid to him.

(3)	Mr. Hsu is the Chief Executive Officer, President and Chief Technical Officer of our subsidiary, Modern Everyday, Inc. Mr. Hsu receives $160,000 in annual base salary. Mr. Hsu commenced employment in August 2014.

EMPLOYMENT AGREEMENTS

On January 13, 2012, our Board of Directors appointed Jon Isaac to serve as our President and Chief Executive Officer. At the time, the Company did not enter into a written Employment Agreement with Mr. Isaac, but he was paid an annual salary of $1 for his services and was eligible to receive bonuses in such forms and amounts as determined by our Compensation Committee.

On February 14, 2013, the Company entered into a written Employment Agreement with Jon Isaac, pursuant to which he will continue serving as our President and Chief Executive Officer for the period from January 1, 2013 to January 1, 2016. The material terms of the Employment Agreement are as follows (all share amounts reflect the impact of the 3-for-1 forward stock split that was completed on February 11, 2014):

☐	$200,000 annual base salary throughout the term of the Employment Agreement.

☐	Eligibility to receive performance-based bonuses in the sole discretion of the Company’s Compensation Committee.

☐	A one-time discretionary bonus of $150,000 for services performed as President and Chief Executive Officer for the previous 12 months, to be paid in cash on or before March 31, 2013. This bonus was approved by the Company’s Compensation Committee.

☐	Reimbursement for reasonable housing expenses.

☐	Grant of options to purchase 450,000 shares of the Company’s common stock, subject to continued employment on the applicable vesting dates and the other terms and conditions summarized below:

o	150,000 shares will vest on the first anniversary of the date of grant and be exercisable for five years after vesting at an exercise price of $1.67 per share;

o	150,000 shares will vest in 12 equal monthly installments, beginning on the date that is 13 months after the date of grant and ending on the second anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $2.50 per share; and

o	150,000 shares will vest in 12 equal monthly installments, beginning on the date that is 25 months after the date of grant and ending on the third anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $3.33 per share.

We do not have a written Employment Agreement with Tony Isaac.

On August 25, 2014, the Company entered into a written Employment Agreement with Byron Hsu, pursuant to which he will serve as President, Chief Executive Officer, and Chief Technical Officer of our newly acquired subsidiary, Modern Everyday, Inc. The material terms of the Employment Agreement are as follows:

o	The initial term of the agreement is until February 28, 2016.

o	We agreed to pay Mr. Hsu a salary of $160,000 annually. If Mr. Hsu is requested to perform and does perform duties that result in substantial increases in responsibility beyond the scope of employment, we and Mr. Hsu will negotiate in good faith for an increased base salary.

o	From time to time, the Company may, in its discretion, pay a bonus to Mr. Hsu.

o	We have agreed that by June 30, 2015 we shall implement a bonus incentive plan for Mr. Hsu which shall be paid on or before February 28, 2016.

o	Mr. Hsu will be eligible for all customary and usual fringe benefits generally available to executives of Company subject to the terms and conditions of Company’s benefit plan documents and shall receive a company car, health and dental insurance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes all stock options held by the NEOs as of the end of fiscal 2014. All share amounts reflect the impact of the 3-for-1 forward stock split that was completed on February 11, 2014.

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Jon Isaac	150,000 (1)	$1.67	1/1/2019
	150,000 (1)	$2.50	1/1/2020
	150,000 (1)	$3.33	1/1/2021

Tony Isaac	-0-	$ –	–

Byron Hsu	-0-	$ –	–

_______________

(1)       150,000 shares ($1.67 per share exercise price) vested on January 1, 2014. 150,000 shares ($2.50 per share exercise price) will vest in 12 equal monthly installments between February 1, 2014 and January 1, 2015. 150,000 shares ($3.33 per share exercise price) will vest in 12 equal monthly installments between February 1, 2015 and January 1, 2016.

DIRECTOR COMPENSATION

The table on the following page summarizes compensation paid to each of our non-employee directors who served in such capacity during fiscal 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Richard D. Butler, Jr.	25,000	5,000	30,000
Dennis Gao	27,083	–	27,083
John Kocmur (2)	4,166
Greg A. LeClaire (3)		11,290	11,290
Kenneth Waggoner (4)	12,645		12,645
Tyler Sickmeyer(5)	2,516		2,516

_______________

(1)	Amounts represent value of shares granted to directors in lieu of paying monthly cash director fees earned in fiscal 2014 in cash. The number of shares granted was determined by dividing the cash director fee payable to the applicable director for the immediately preceding month by the price of the Company’s common stock, as reported by the NASDAQ Capital Market, on the date of grant.

(2)	Mr. Kocmur resigned from the Board of Directors on January 9, 2014.

(3)	Mr. LeClaire resigned from the Board of Directors on January 26, 2014.

(4)	Mr. Waggoner resigned from the Board on August 10, 2014.

(5)	Mr. Sickmeyer joined the Board on August 11, 2014.

Director Compensation Arrangements

Mr. Butler receives $2,500 monthly, or $30,000 annually in cash compensation for his services as a director. With the consent of the Company, Mr. Butler received stock in lieu of monthly cash compensation earned in August and September.

Prior to May 2014, Mr. Gao received $2,083 monthly, or $25,000 annually in cash compensation for his services as a director. Currently, Mr. Gao receives $2,500 monthly, or $30,000 annually in cash compensation for his services as a director.

Mr. Sickmeyer receives $1,500 monthly, or $18,000 annually in cash compensation for his services as a director.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes securities available for issuance under LiveDeal’s equity compensation plans as of September 30, 2014 (all share amounts reflect the impact of the 3-for-1 forward stock split that was completed on February 11, 2014):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	675,000	$2.82	–

Equity compensation plans approved by security holders (2)	–	–	–

Equity compensation plans not approved by security holders	–	–	–

Total	675,000	$2.82	–

_______________

(1)	Comprised of the LiveDeal, Inc. Amended and Restated 2003 Stock Plan
(2)	Comprised of the 2014 Omnibus Equity Incentive Plan

LiveDeal, Inc. Amended and Restated 2003 Stock Plan

During the fiscal year ended September 30, 2002, our stockholders approved the 2002 Employees, Officers & Directors Stock Option Plan (the “2002 Plan”), which was intended to replace our 1998 Stock Option Plan (the “1998 Plan”). The 2002 Plan was never implemented, however, and no options, shares or any other securities were issued or granted under the 2002 Plan. There were 90,000 shares of our common stock authorized for issuance under the 2002 Plan. On June 30, 2003 and July 21, 2003, respectively, the Board and a majority of our stockholders terminated both the 1998 Plan and the 2002 Plan and approved our 2003 Stock Plan. The 90,000 shares of common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Stock Plan.

In April 2004, our stockholders and the Board approved an amendment to the 2003 Stock Plan to increase the aggregate number of shares available thereunder by 60,000 shares in order to have an adequate number of shares available for future grants. At our 2007 Annual Meeting, our stockholders approved an amendment that increased the aggregate number of shares available for issuance under the 2003 Stock Plan to 240,000 shares. At our 2008 Annual Meeting, our stockholders rejected an amendment that would have increased the number of shares available for issuance from 240,000 shares to 330,000 shares. At our 2009 Annual Meeting, our stockholders approved an amendment that increased the aggregate number of shares available for issuance under the 2003 Stock Plan by 180,000 shares, to 420,000 shares in the aggregate. At our 2012 Annual Meeting, our stockholders approved an amendment that increased the aggregate number of shares available for issuance under the 2003 Stock Plan by 600,000 shares, to 1,020,000 shares in the aggregate.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31 , 2014 of (i) each executive officer and each director of our Company; (ii) all executive officers and directors of our Company as a group; and (iii) each person known to the Company to be the beneficial owner of more than 5% of our common stock. We deem shares of our common stock that may be acquired by an individual or group within 60 days of December 31, 2014, pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 15,984,378 shares of common stock outstanding on December 31, 2014. The information as to beneficial ownership was either (i) furnished to us by or on behalf of the persons named or (ii) determined based on a review of the beneficial owners’ Schedules 13D and Section 16 filings with respect to our common stock. Unless otherwise indicated, the business address of each person listed is 325 East Warm Springs Road, Suite 102, Las Vegas, Nevada 89119. All share amounts reflect the impact of the 3-for-1 forward stock split that was completed on February 11, 2014.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Executive Officers and Directors:
Jon Isaac (1)	8,691,427	43.6%
Tony Isaac	–	–
Richard D. Butler, Jr.	71,270	*
Dennis Gao	–	–
Tyler Sickmeyer	–	–
All Executive Officers and Directors as a group (5 persons)	8,762,697	43.6%

Other 5% Stockholders:
Isaac Capital Group, LLC (2) 12520 High Bluff Drive, Suite 145 San Diego, California 92130	8,291,427	41.6%

_________________________

*Represents less than 1% of our issued and outstanding common stock.

(1)	Includes 4,750,551 shares of common stock owned by Isaac Capital Group, LLC (“ICG”), of which Jon Isaac is the President and sole member and according has sole voting and dispositive power with respect to such shares. Also includes warrants to purchase 3,540,876 additional shares of common stock at exercise prices ranging from $0.55 to $0.952 per share held by ICG. Jon Isaac owns 100,000 shares of common stock. Finally, Mr. Isaac holds options to purchase up to 300,000 shares of common stock at exercise prices ranging from $1.67 to $3.33 per share, all of which are exercisable as of (or within 60 days after) December 31, 2014.

(2)	Includes 4,750,551 shares of common stock owned by ICG. Also includes warrants to purchase 3,540,876 additional shares of common stock at exercise prices ranging from $0.55 to $0.952 per share held by ICG.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

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

ITEM 14. Principal Accounting Fees and Services

We paid the following fees to our prior independent registered public accounting firm Kabani & Company, Inc. for work performed in fiscal 2013 and through May 6, 2014:

	2013	2014
Audit Fees	$118,500	$55,000
Audit-Related Fees	773	838
Tax Fees	–	–
All Other Fees	12,500	13,500
Total	131,773	69,338

We paid the following fees to our independent registered public accounting firm, Anton & Chia for work performed in in fiscal 2014:

2014
Audit Fees	$50,000
Audit-Related Fees	–
Tax Fees	–
All Other Fees	2,002
Total	52,002

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All 2014 and 2013 non-audit services listed above were pre-approved.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description	Previously Filed as Exhibit	Date Previously Filed

1.1	Engagement Agreement, dated as of January 7, 2014, by and between the Registrant and Chardan Capital Markets LLC	Exhibit 1.1 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2007	8/15/07

3.1.1	Certificate of Change	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2010	9/7/10

3.1.2	Certificate of Correction	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2013	3/11/13

3.1.3	Certificate of Change	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2014	2/14/14

3.2	Amended and Restated Bylaws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011	12/15/11

10.1*	LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007	12/20/07

10.1.1*	First Amendment to Amended and Restated 2003 Stock Plan*	Appendix A to 2009 Proxy Statement	1/29/09

10.1.2*	Second Amendment to the LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Appendix A to 2012 Proxy Statement	1/27/12

10.2*	Form of 2003 Stock Plan Restricted Stock Agreement*	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005	5/16/05

10.3*	Form of 2003 Stock Plan Stock Option Agreement*	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008	12/29/08

10.5	Note and Warrant Purchase Agreement, dated April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.5.1	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	Exhibit 10.12.1 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2013	1/15/13

10.5.2	Senior Subordinated Convertible Note (under Note Purchase Agreement)	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.5.3	Subordinated Guaranty (under Note Purchase Agreement)	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.5.4	Form of Warrant (under Note Purchase Agreement)	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.6*	Employment Agreement, dated January 1, 2013, by and between the Registrant and Jon Isaac	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2013	5/14/13

10.7	Asset Purchase Agreement, dated September 9, 2013, by and between the Registrant and Novalk Apps S.A.S.	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

10.8	Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

10.9	Convertible Note (under 2014 Note Purchase Agreement)	Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

10.10	Form of Warrant (under 2014 Note Purchase Agreement)	Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

10.11*	2014 Omnibus Equity Incentive Plan	Appendix A to 2014 Proxy Statement	6/23/14

10.12	Share Purchase Agreement, by and among Live Goods, LLC, DealTicker Inc., from Julian Gleizer and Daniel Abramov	Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2014	12/29/14

10.13	Stock Purchase Agreement, by and among the Registrant, Modern Everyday Inc., & Byron Hsu, dated August 24, 2014	Exhibit 99.1 to the Current Report on Form 8-K filed on August 24, 2014	8/24/14

10.14	Engagement Agreement, dated as of May 16, 2014, by and between the Registrant and Chardan Capital Markets LLC	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q filed on May 20, 2014	5/20/14

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	5/13/04

23.1	Consent of Kabani & Company, Inc.	Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2014	12/29/14

23.2	Consent of Anton & Chia, LLP	Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2014	12/29/14

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 200	Filed herewith

32	Certification pursuant to 18 U.S.C. Section 1350	Filed herewith

101	The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2014 and 2013, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2014 and 2013, (iii) Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2014 and 2013, and (iv) the Notes to Consolidated Financial Statements	Exhibits 101 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2014	12/29/14

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2015	LiveDeal, Inc.

/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer

