Form 10-Q
period 2014-12-31
LIVEDEAL INC
filed 2015-02-12
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☑ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 9, 2015 was 15,993,477.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2014
	(unaudited)
Assets
Cash and cash equivalents	$6,516,211	$8,114,682
Accounts receivable, net	1,408,474	854,583
Inventory	3,603,288	4,277,145
Prepaid expenses and other current assets	508,101	583,647
Total current assets	12,036,074	13,830,057

Property and equipment, net	166,390	153,114
Deposits and other assets	64,896	65,161
Intangible assets, net	4,442,924	3,071,210
Goodwill	1,169,904	1,169,904
Total assets	$17,880,188	$18,289,446

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$1,164,090	$2,282,887
Accrued liabilities	2,737,966	1,046,030
Derivative liability	–	83,580
Note payable, net of debt discount	277,252	920,360
Total current liabilities	4,179,308	4,332,857

Long-term loans	634,229	638,969
Commitments and contingencies	243,000	251,000
Total Liabilities	5,056,537	5,222,826

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at December 31, 2014 and September 30, 2014, liquidation preference $38,203	10,866	10,866
Common stock, $0.001 par value, 30,000,000 shares authorized, 15,984,378 and 14,525,248 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	15,990	14,531
Paid in capital	49,741,665	45,038,176
Accumulated deficit	(36,944,870)	(31,996,953)
Total stockholders' equity	12,823,651	13,066,620

Total liabilities and stockholders' equity	$17,880,188	$18,289,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month Ended December 31,
	2014	2013

Revenues	$8,007,052	$593,458
Cost of revenues	4,770,096	121,329
Gross profit	3,236,956	472,129

Operating expenses:
General and administrative expenses	1,917,368	870,699
Sales and marketing expenses	2,187,477	27,072
Total operating expenses	4,104,845	897,771
Operating loss	(867,889)	(425,642)
Other expense:
Interest expense, net	(4,191,630)	(516)
Other income	28,505	18,000
Gain on derivative liability	83,580	–
Total other expense, net	(4,079,545)	17,484

Net loss	$(4,947,434)	$(408,158)

Loss per share - basic and diluted:	$(0.33)	$(0.04)
Weighted average common shares outstanding - Basic and diluted	15,111,162	10,735,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(4,947,434)	$(408,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164,522	104,710
Non-cash interest expense associated with convertible debt and warrants	2,187,563	–
Non-cash interest expense associated with loan fees	2,004,202	–
Non-cash change in fair value of derivative liability	(83,580)	–
Stock based compensation expense	29,390	65,875
Non-cash issuance of common stock for services	82,127	22,506
Provision for uncollectible accounts	1,700	(24,072)
Changes in assets and liabilities:
Accounts receivable	(555,591)	58,426
Prepaid expenses and other current assets	75,546	(14,041)
Inventory	673,857	–
Deposits and other assets	265	–
Accounts payable	(1,118,797)	(8,947)
Accrued liabilities	183,453	(39,462)

Net cash used in operating activities	(1,302,777)	(243,163)

INVESTING ACTIVITIES:
Expenditures for intangible assets	(20,714)	(563)
Purchases of property and equipment	(28,798)	(6,167)

Net cash used in investing activities	(49,512)	(6,730)

FINANCING ACTIVITIES:
Payments on notes payable	(346,182)	–
Proceeds from issuance of convertible debt	100,000	–

Net cash used in financing activities	(246,182)	–

DECREASE IN CASH AND CASH EQUIVALENTS	(1,598,471)	(249,893)

CASH AND CASH EQUIVALENTS, beginning of period	8,114,682	761,458

CASH AND CASH EQUIVALENTS, end of period	$6,516,211	$511,565

Supplemental cash flow disclosures:
Interest paid	$16,612	$686
Income taxes paid	$–	$–
Noncash financing and investing activities:
Recognition of contingent beneficial conversion feature	$100,000	$–
Conversion of notes payable and accrued interest into common stock	$635,756	$–
Accrued and unpaid dividends	$483	$480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

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

The accompanying unaudited Condensed Consolidated Balance Sheet as of December 31, 2014, which has been derived from our audited Consolidated Financial Statements, and the accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2015. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2014 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2014.

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

The Company incurred a net loss of $4.9 million for the three months ended December 31, 2014. The Company had an operating cash outflow of approximately $(1.3) million for the three months ended December 31, 2014. The Company was sold shares of its common stock during the year ended September 30, 2014 for $13.7 million. The Company had cash of $6.5 million as of December 31, 2014. Management believes the Company’s cash on hand and additional cash generated from operations together with potential sources of cash such through the issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months.

While the Company believes that its existing cash on hand is sufficient to finance its operations for the next twelve months, there can be no assurance that the Company will be profitable or generate positive operating cash flows in the near future. To the extent that the Company cannot achieve profitability or positive operating cash flows, its business will be materially and adversely affected. Further, the Company’s business is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements and revises its strategies and responds to operating results and market conditions.

All data for common stock, options and warrants have been adjusted to reflect the 3-for-1 forward stock split (which took effect on February 11, 2014) for all periods presented. In addition, all common stock prices, and per share data for all periods presented have been adjusted to reflect the 3-for-1 forward stock split.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, Local Marketing Experts, Inc., Velocity Marketing Concepts, Inc., 247 Marketing Inc., Telco Billing, Inc., Telco of Canada, Inc., Velocity Local Inc., Modern Everyday, Inc. and its wholly owned subsidiaries, Modern Everyday, LLC and Super Nova, LLC, Live Goods, LLC and its wholly owned subsidiary, DealTicker, Inc.. The results of operations for Live Goods, LLC DealTicker, Inc. and Modern Everyday, Inc. have only been included since the date of acquisition of March 7, 2014, May 5, 2014 and August 24, 2014, respectively. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company evaluates the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is the primary obligor in a transaction, is subject to inventory risk, has latitude in establishing prices and selects suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, all direct revenue and fulfillment partner revenue is recorded on a gross basis, as the Company is the primary obligor. The Company presents revenue net of sales taxes.

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. All inventory at December 31, 2014 consists of finished goods inventory. At December 31, 2014 and September 30, 2014, the allowance for obsolete inventory was $347,196 and $252,569, respectively.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined it has two reportable segments.

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

Note 3: Balance Sheet Information

Balance sheet information is as follows:

	December 31,	September 30,
	2014	2014
	(unaudited)
Receivables, current, net:
Accounts receivable, current	$2,166,541	$1,611,269
Less: Allowance for doubtful accounts	(758,067)	(756,686)
	$1,408,474	$854,583
Receivables, long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Allowance for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total receivables, net:
Gross receivables	$2,511,113	$1,955,841
Less: Allowance for doubtful accounts	(1,102,639)	(1,101,258)
	$1,408,474	$854,583

Components of allowance for doubtful accounts are as follows:

Allowance for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,633
Allowance for customer refunds	2,126	2,107
Allowance for other trade receivables	36,896	35,518
	$1,102,639	$1,101,258

Property and equipment, net:
Furnishings and fixtures	$169,013	$162,642
Office, computer equipment and other	213,346	192,063
	382,359	354,705
Less: Accumulated depreciation	(215,969)	(201,591)
	$166,390	$153,114

Intangible assets, net:
Domain name and marketing related intangibles	$1,521,015	$1,521,015
Website and technology related intangibles	2,859,803	2,863,509
Software	1,500,000	–
Covenant not to compete	120,000	120,000
	6,000,818	4,504,524
Less: Accumulated amortization	(1,557,894)	(1,433,314)
	$4,442,924	$3,071,210

Accrued liabilities:
Accrued payroll and bonuses	$104,623	$107,224
Accruals under revenue sharing agreements	688	688
Deferred revenue	641,915	548,004
Accrued software costs	1,500,000	–
Accrued expenses - other	490,740	390,114
	$2,737,966	$1,046,030

Note 4: Intangible Assets

The Company’s intangible assets consist of licenses for the use of Internet domain names, Universal Resource Locators, or URLs, capitalized website development costs, other information technology licenses, software, a covenant not to compete, and marketing and technology related intangibles acquired through the acquisition of LiveDeal, Inc. In addition as a result of the acquisition of MEI, the Company recorded goodwill of $1,169,904. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing - 3 to 20 years; website and technology - 3 to 5 years; software -- 5 years, and covenant not to compete – 4 years. Goodwill is not amortized, but evaluated for impairment on at least an annual basis.

During the three months ended December 31, 2014, the Company purchased software for $1,500,000. The Company has the option to pay for the software in cash or in shares of the Company’s common stock during the six month period after acquiring the software. At December 31, 2014, the Company had not made any payments towards the purchase of this software and has reflected the $1,500,000 purchase price for the software in accrued liabilities in the accompanying condensed consolidated balance sheet.

The following summarizes estimated future amortization expense related to intangible assets that have net balances as of December 31, 2014:

2015	$629,354
2016	796,100
2017	731,280
2018	560,830
2019	522,465
Thereafter	1,202,895
$4,442,924

Total amortization expense related to intangible assets was $149,000 and $95,867 for the three months ended December 31, 2014 and 2013, respectively.

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

On January 23, 2014, the Company issued a Note to ICG in the principal amount of $500,000 (“Note No. 6”). Because the conversion price of $2.29 was less than the stock price, this gave rise to a beneficial conversion feature valued at $500,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The debt discount is being amortized over the one year term. On December 3, 2014, ICG converted Note No. 6 into 674,370 shares of common stock, therefore the remaining debt discount of $158,219 was written off and recognized as interest expense. In addition, upon the conversion of Note No. 6, the Company issued to ICG a warrant to acquire 674,370 additional shares of the Company’s common stock at an exercise price of $0.95 per share. The fair value of the warrants issued in connection with the conversion of note was $1,853,473 and was immediately recognized as interest expense.

Kingston Convertible Note Transaction ($10 Million Line of Credit)

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

On October 29, 2014, the Company entered into an amended convertible note purchase agreement with Kingston whereby the Company and Kinston agreed to (i) increase the maximum principal amount of the notes from $5 million to $10 million in principal amount, (ii) eliminate the original issue discount provision of the Agreement and replaces it with an execution payment equal to 5% of the maximum loan amount, and (iii) provides certain additional adjustments to the note conversion price and to the warrant exercise price.

On October 16, 2014, the Company issued a Note to Kingston in the principal amount of $100,000. Because the conversion price of $0.79 was less than the stock price on the date of issuance, this gave rise to a beneficial conversion feature valued at $100,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The debt discount is being amortized over the one year term. On November 17, 2014, Kingston converted the note into 127,008 shares of common stock, therefore the debt discount of $100,000 was written off and recognized as interest expense.

In addition, as a result of the October 29, 2014 amendment, the Company was required to issue to Kingston, the original issue discount payment equal to 5% of the maximum loan in shares of the Company’s common stock based upon the conversion price of the first conversion which was $0.79 per shares. The issued 630,252 shares of common stock that had a fair value of $2,004,202 which was immediately recognized as interest expense.

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

The Company determined an initial derivative liability value of $139,852, which is recorded as a derivative liability as of the date of issuance while also recording an $139,852 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options of the note. The debt discount is being amortized over the one year term. The note was repaid during the three months ended December 31, 2014, therefore the remaining unamortized debt discount of $57,665 was written off to interest expense. Also, as a result of the note being repaid, the derivative liability associated with this convertible note was reduced to $0. The Company recorded $83,580 of non-cash “change in fair value of derivative” income during the three months ended December 31, 2014.

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

Outstanding debt at December 31, 2014 consisted of the following:

	December 31,	September 30,
	2014	2014
Note payable to individual, payable on demand, interest at 10.0% per annum, unsecured	$91,361	$90,168
Convertible note payable to individual, due February 27, 2015, interest at 6.0% per annum, unsecured	–	335,245
Convertible note payable to ICG, due January 23, 2015, interest at 8.0% per annum, unsecured	–	527,889
Acquisition note payable (See Note 17), $200,000 due February 28, 2015 and $400,000 due February 28, 2016, non-interest bearing with interest imputed at 2.87% per annum	585,891	581,707
Credit line due 1/1/2024, with interest rate of 2.75% - Current Portion	234,229	240,204
Less Debt Discount	–	(215,884)
Total Debt	911,481	1,559,329
Current portion	277,252	920,360
Long-term portion	$634,229	$638,969

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

The following table represents the Company’s derivative liability activity for both the embedded conversion features for the three months ended December 31, 2014:

Derivative liability balance, September 30, 2014	$83,580
Issuance of derivative liability during the three months ended December 31, 2014	–
Change in derivative liability during the three months ended December 31, 2014	(83,580)
Derivative liability balance, December 31, 2014	$–

Note 7: Equity

During the three months ended December 31, 2014, the Company issued:

•	27,500 shares of common stock for services rendered valued at $82,127. The value was based on the market value of the Company’s common stock on the date of issuance;

•	801,378 share of common stock for the conversion of convertible notes and accrued interest of $635,756;

•	630,252 shares of common stock as payment for the original issue discount fees associated with the Kingston agreement. The value of the shares of $2,004,202 was based on the market value of the Company’s common stock at the date of issuance.

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

Dividends

During each of the three months ended December 31, 2014 and 2013, the Company accrued dividends of $483 and $480, respectively, payable to holders of Series E preferred stock.

Note 8: Warrants

The Company issued several Notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at December 31, 2014:

		Weighted Average	Weighted Average Remaining Contractual
	Number of Units	Exercise Price	Term (in years)	Intrinsic Value
Outstanding at September 30, 2014	2,866,506	$0.63	3.39
Granted	674,370	0.95
Exercised	–
Outstanding at December 31, 2014	3,540,876	0.69	3.48	$8,668,210
Exercisable at December 31, 2014	3,540,876	0.69	3.48	$8,668,210

Most of the above warrants were issued in connection with conversion of convertible notes (See Note 5). When the debt is converted and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes model and takes a charge to interest expense at the date of issuance.

Note 9: Stock Options

From time to time, the Company grants stock options and restricted stock awards to officers, directors, employees and consultants. These awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The following table summarizes stock option activity for the three months ended December 31, 2014:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2014	600,000	$2.76		$–
Granted	–
Exercised	–
Forfeited	–
Outstanding at December 31, 2014	600,000	$2.76	4.51	372,250
Exercisable at December 31, 2014	187,500	$1.67	4.11	276,250

The Company recognized compensation expense of $29,390 and $65,875 during the three months ended December 31, 2014 and 2013, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures.

At December 31, 2014, the Company had $70,694 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through June 2017.

The following table summarizes information about the Company’s non-vested shares as of December 31, 2014:

		Weighted-Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Nonvested at September 30, 2014	450,000	$0.73
Granted	–
Vested	(37,500)
Nonvested at December 31, 2014	412,500	$0.73

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

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended December 31,
	2014	2013

Net loss applicable to common stock	$(4,947,434)	$(408,158)
Less: preferred stock dividends	(483)	(480)
Net loss applicable to common stock	$(4,947,917)	$(408,638)

Weighted average common shares outstanding -basic and diluted	15,111,162	10,735,676

Loss per share - basic and diluted:	$(0.33)	$(0.04)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended December 31,
	2014	2013

Options to purchase shares of common stock	600,000	675,000
Warrants to purchase shares of common stock	3,540,876	2,866,506
Series E convertible preferred stock	127,840	127,840
Total potentially dilutive shares	4,268,716	3,669,346

Note 11: Income Taxes

At December 31, 2014, the Company maintained a valuation allowance against its deferred tax assets. The Company determined this valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the three months ended December 31, 2014, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

Note 12: Related Party Transactions

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

During the three months ended December 31, 2014 and 2013, the Company recognized total interest expense of $2,018,803 and $0, respectively, associated with the ICG notes.

Note 13: Commitments and Contingencies

Purchase price contingency

In connection with acquisition of Modern Everyday, Inc., the Company issued 50,000 shares of the Company’s common stock as part of the consideration for the acquisition. The Company has guaranteed the holder of the 50,000 shares that the value of those shares will be at least $8.00 per shares 30 months after the acquisition date. The Company has agreed to compensate the holder, if the share price is less than $8.00 at the 30 months anniversary of the acquisition, the difference between $8.00 and the share price at the 30 month anniversary times the number of shares still owned by the holder. As of December 31, 2014, the Company as recorded a liability of $243,000 related to this guarantee. The value of these shares was included as part of the purchase price consideration. The Company will adjust this guarantee at the end of each balance sheet date based on the current price of the Company’s common stock.

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of December 31, 2014, results of operations, cash flows or liquidity of the Company.

J3 Harmon LLC v. LiveDeal, Inc.

On February 9, 2012, J3 Harmon LLC, which we refer to as J3, filed a lawsuit against us in the Superior Court for Maricopa County in the State of Arizona, alleging breach of a commercial lease agreement. J3 sought damages for alleged unpaid rents during the lease term as well as alleged damages for storage costs after the expiration of the lease term. We denied the allegations and asserted various affirmative defenses. In September 2012, the Maricopa County Superior Court entered a judgment in favor of J3 in the sum of $62,886. The Company appealed this judgment.

On October 1, 2013, the Arizona Court of Appeals affirmed in part and reversed in part on the principal damages and remanded the matter for judgment. Subsequently, the Maricopa County Superior Court entered Judgment on Mandate against the Company in the principal sum of $46,636 and attorneys’ fees of $5,624, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. As of December 31, 2014, the payment of this judgment has not been paid and the Company recorded an accrual of $52,261 related to this matter.

Note 14: Concentration of Credit Risk

The Company maintains cash balances at banks in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of December 31, 2014. At times, balances may exceed federally insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the Local Exchange Carrier (“LEC”) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. The billing companies and LEC’s charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at December 31, 2014 and September 30, 2014 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with LEC service providers. Three such entities accounted for 21%, 13% and 9% of gross receivables at December 31, 2014 and 23%, 14%, and 10% of gross receivables at September 30, 2014, respectively.

Note 15: Segment Reporting

The Company operates in two segments which are characterized as:  (1) legacy and merchants’ services and (2) online marketplace platform. The legacy and merchants’ services consists of LEC business and Velocity Local and the online marketplace platform consists of livedeal.com and the recent acquisitions of consumer products entities.

The following tables summarize segment information for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
Net revenues
Marketplace platform	$7,597,068	$1,392
Services	409,984	592,066
	$8,007,052	$593,458

Gross profit
Marketplace platform	$2,879,923	$(191)
Services	357,033	472,320
	$3,236,956	$472,129

Operating income (loss)
Marketplace platform	$(1,158,430)	$(667,488)
Services	290,541	241,846
	$(867,889)	$(425,642)

Depreciation and amortization
Marketplace platform	$164,522	$104,710
Services	–	–
	$164,522	$104,710

Interest Expenses
Marketplace platform	$4,191,630	$–
Services	–	516
	$4,191,630	$516

Net income (loss)
Marketplace platform	$(5,237,975)	$(646,152)
Services	290,541	237,994
	$(4,947,434)	$(408,158)

	As of	As of
	December 31,	September 30,
	2014	2014
Total Assets
Marketplace platform	$17,677,558	$18,118,425
Services	202,630	171,021
	$17,880,188	$18,289,446

Intangible assets
Marketplace platform	$5,607,012	$4,234,692
Services	5,816	6,422
	$5,612,828	$4,241,114

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2014, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

DealTicker™

On May 6, 2014, Live Goods acquired all of the issued and outstanding shares in the capital of DealTicker Inc., a Canadian corporation (“DealTicker”) from its shareholders. DealTicker is an online platform company in the retail industry offering discounted products and services in the US and Canada. For strategic reasons, we have subsequently closed the operations of DealTicker.

Legacy and Merchants’ Services Segment

We developed and market a suite of products and services designed to meet the online marketing needs of SMBs at affordable prices. In August 2012, we commenced sourcing local deal and activities to strategic publishing partners under our LiveDeal ® brand, which we refer to as promotional marketing. In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local ™ brand, which we refer to as online presence marketing. Our target customers for our Velocity Local ™ and our LiveDeal ® brands are SMB owners who work long hours to deliver real value to their customers in their own communities that do not have the time or expertise to develop the powerful, multi-faceted, online marketing and advertising programs necessary for successful online marketing. Our offerings draw on a decade of experience servicing SMBs in the internet technology environment.

We continue to generate a significant portion of our revenue from servicing our existing customers under our legacy product offerings, primarily our InstantProfile ® line of products and services. Because of the change in our business strategy and product lines, we no longer accept new customers under our legacy product offerings.

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

The discussion in this section of "critical" accounting estimates and assumptions is according to the disclosure guidelines of the SEC, wherein:

-	the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

-	the impact of the estimates and assumptions on our financial condition or operating performance is material.

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

Revenue Recognition

Directory Services

Revenue is billed and recognized monthly for services subscribed in that specific month. We have historically utilized outside billing companies to perform billing services through two primary channels:

-	direct ACH withdrawals; and

-	inclusion on the customer’s local telephone bill provided by their Local Exchange Carriers, or LECs.

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

We have estimated net deferred income tax assets (net of valuation allowances) of $0 at December 31, 2014 and September 30, 2014. A full valuation allowance has been established against all net deferred tax assets as of December 31, 2014 and September 30, 2014 based on estimates of recoverability. While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business lines. Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

Results of Operations

The following sets forth a discussion of our financial results for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below. Generally, the significant changes in the results of operations when compared to the prior periods as noted below is a result of the acquisitions we made in fiscal 2014.

Net Revenues

	Revenues
	2014	2013	Change	Percent

Three Months Ended December 31	$8,007,052	$593,458	$7,413,594	1249%

Net revenues for the three months ended December 31, 2014 increased by $7,413,594, as compared to the three months ended December 31, 2013, primarily due to three acquisitions we completed in fiscal 2014. Revenue from our online marketplace platform segment increased from $1,392 for the three months ended December 31, 2013 to $7,597,068 for the three months ended December 31, 2014. We expect revenue from this segment to increase in the future. Revenue from our legacy and merchants’ services segment decreased from $593,066 for the three months ended December 31, 2013 to $409,984 for the three months ended December 31, 2014. We expect revenue from this segment to continue to decrease in the future because we no longer accept new customers under our legacy product offerings.

Cost of Services

	Cost of Revenues
	2014	2013	Change	Percent

Three Months Ended December 31	$4,770,096	$121,329	$4,648,767	3832%

Cost of revenues increased for the three months ended December 31 2014 as compared to the three months ended December 31, 2013, primarily due to increase in revenue from as a result of our recent acquisitions. Cost of services were 59.6% and 20.4% of net revenues for the three months ended December 31, 2014 and 2013, respectively, an increase of 39.2%

Gross Profit

	Gross Profit
	2014	2013	Change	Percent

Three Months Ended December 31	$3,236,956	$472,129	$2,764,827	586%

Gross profit increased for the three months ended December 31 2014 as compared to the three months ended December 31, 2013 primarily due to the increase in revenues described above. The gross profit percentage for three months ended December 31, 2014 was 40.4% compared to 79.6% for the three months ended December 31, 2013. Our gross profit percentage solely from our legacy and merchants’ services and online marketplace platform segments were 37.9% and 87.1, respectively.

General and Administrative Expenses

	General and Administrative Expenses
	2014	2013	Change	Percent

Three Months Ended December 31	$1,917,368	$870,699	$1,046,669	120%

General and administrative expenses increased for the three months ended December 31, 2014 as compared to three months ended December 31, 2013 is principally a result of the three acquisitions completed during fiscal 2014 which include increased to payroll and related benefits, professional fees, rent and utilities, services and fees, office and supplies expenses, and other corporate expenses associated with our expanded office operations.

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2014	2013	Change	Percent

Three Months Ended December 31	$2,187,477	$27,072	$2,160,405	7980%

Sales and marketing expenses increased for the three months ended December 31, 2014 as compared to three months ended December 31, 2013 primarily due to expenses associated with marketing activities of our recent acquisitions.

Operating Loss

	Operating Loss
	2014	2013	Change	Percent

Three Months Ended December 31	$(867,889)	$(425,642)	$(442,247)	37%

The increase in operating loss for the three months ended December 31, 2014 as compared to three months ended December 31, 2013 resulted from a variety of factors, including increases in, general and administrative expenses and sales and marketing expenses, resulting from our recent acquisitions of three businesses.

Total Other Income (Expense)

	Total Other Income (Expense)
	2014	2013	Change	Percent

Three Months Ended December 31	$(4,079,545)	$17,484	$(4,097,029)	(23433%	)

The large increase in other expense in the three months ended December 31, 2014 as compared to three months ended December 31, 2013 was primarily due to interest expense incurred during the three months ended December 31, 2014, relating to the amortization of debt discounts, the issuance of warrants upon the conversion of debt and the issuance of common stock for the original issue discount on a $10 million credit facility.

Net Loss

	Net Loss
	2014	2013	Change	Percent

Three Months Ended December 31	$(4,947,434)	$(408,158)	$(4,539,276)	1112%

The Increase in the net loss for the three months ended December 31, 2014, as compared to the net loss for the three months ended December 31, 2013 was primarily attributable to changes in other expense, as described above.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $1,302,777 for the three months ended December 31, 2014 as compared to $243,163 for the same period in 2013. This change was due to an increase of $4,947,434 in our net loss, partially offset by an increase of non-cash expenses of $4,221,402 which during the three months ended December 31, 2014 included $2,187,563 of interest expense associated with convertible debt and warrants, $2,004,202 of interest expense associated with loan fees, depreciation expense, stock compensation and bad debt expense. Cash flows from operations were also impacted by a decrease of approximately $741,267 in changes in working capital and other assets in the three months ended December 31, 2014 as compared to the same period in 2013. This working capital variance resulted primarily from the changes in accounts receivable, accounts payable and accrued liabilities. Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings. Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the three months ended December 31, 2014 consisted of $20,714 of expenditures for intangible assets and $28,798 of purchases of equipment. Our cash flows used in investing activities during the three months ended December 31, 2013 consisted of $563 of expenditures for intangible assets and $6,617 of purchases of equipment.

Cash Flows from Financing Activities

Our cash flows from financing activities during the three months ended December 31, 2014 consisted of $100,000 from issuances of convertible debt offset by repayment of a note payable of $346,182.

Working Capital

We had working capital of $7,856,766 as of December 31, 2014 compared to working capital of $9,497,200 as of September 30, 2014 with current assets decreasing by $1,793,983 and current liabilities decreasing by $153,549 from September 30, 2014 to December 31, 2014. Such changes in working capital are primarily attributable to the increase in our operating net loss and the results of our financing activities.

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

Although we stopped new Velocity product sales on July 15, 2011, we continued to service existing customers acquired under our Directory Services and InstantProfile product and service lines and we are simultaneously exploring other strategic alternatives. In August 2012, we commenced sourcing local deals and activities to strategic publishing partners under our LiveDeal ® brand, and in November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local™ brand. In September 2013, we launched LiveDeal.com, which redefined our strategy and direction, centering its focus on the new LiveDeal.com platform and growing the base of restaurants utilizing the LiveDeal platform to attract new customers. LiveDeal.com is a unique, real-time “deal engine” connecting merchants with consumers. There can be no assurance that that these new product lines will generate sufficient revenue or that we will achieve profitability, positive operating cash flows, or sufficient cash flows for operations.

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

Off-Balance Sheet Arrangements

At December 31, 2014, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2014, we issued the following unregistered securities:

•	27,500 shares of common stock issued in a private placement transaction exempt from registration pursuant to the Securities Act of 1933, as amended, in exchange for professional services. The common stock was valued at $82,127;

•	674,370 shares of common stock issued to Isaac Capital Group, LLC in a private placement transaction exempt from registration pursuant to the Securities Act of 1933, as amended, in exchange for the conversion of a convertible note payable and accrued interest of $535,000.

•	127,008 shares of common stock issued to Kingston Diversified Holdings, LLC in a private placement transaction exempt from registration pursuant to the Securities Act of 1933, as amended, in exchange for the conversion of a convertible note payable and accrued interest of $100,756.

•	630,252 shares of common stock issued to Kingston Diversified Holdings, LLC in a private placement transaction exempt from registration pursuant to the Securities Act of 1933, as amended, in exchange for a loan commitment fee. The common stock was valued at $2,004,202.

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

LiveDeal, Inc.

Dated: February 12, 2015	/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

