Form 10-Q
period 2015-03-31
LIVEDEAL INC
filed 2015-05-14
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☑ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 13, 2015 was 16,143,353.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2015

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$7,189,182	$8,114,682
Accounts receivable, net	869,740	854,583
Inventory	2,827,672	4,277,145
Prepaid expenses and other current assets	363,023	583,647
Total current assets	11,249,617	13,830,057

Property and equipment, net	153,547	153,114
Deposits and other assets	64,800	65,161
Intangible assets, net	4,308,834	3,071,210
Goodwill	1,169,904	1,169,904
Total assets	$16,946,702	$18,289,446

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$1,170,159	$2,282,887
Accrued liabilities	2,530,880	1,046,030
Derivative liability	–	83,580
Note payable, net of debt discount	480,962	920,360
Total current liabilities	4,182,001	4,332,857

Long-term loans	229,299	638,969
Commitments and contingencies	242,500	251,000
Total Liabilities	4,653,800	5,222,826

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at March 31, 2015 and September 30, 2014, liquidation preference $38,203	10,866	10,866
Common stock, $0.001 par value, 30,000,000 shares authorized, 16,141,805 and 14,525,248 shares issued and outstanding at March 31, 2015 and September 30, 2014, respectively	16,147	14,531
Paid in capital	50,306,458	45,038,176
Accumulated deficit	(38,040,569)	(31,996,953)
Total stockholders' equity	12,292,902	13,066,620

Total liabilities and stockholders' equity	$16,946,702	$18,289,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month Ended March 31,		Six Month Ended March 31,
	2015	2014	2015	2014
Revenues	$4,263,979	$678,033	$12,271,031	$1,271,491
Cost of revenues	2,328,883	245,678	7,098,979	367,007
Gross profit	1,935,096	432,355	5,172,052	904,484

Operating expenses:
General and administrative expenses	1,570,731	1,180,876	3,488,099	2,051,576
Sales and marketing expenses	1,453,705	222,434	3,641,182	249,506
Total operating expenses	3,024,436	1,403,310	7,129,281	2,301,082
Operating loss	(1,089,340)	(970,955)	(1,957,229)	(1,396,598)
Other expense:
Interest expense, net	(5,314)	(110,858)	(4,196,944)	(111,374)
Other income	(566)	140,387	27,939	158,387
Gain on derivative liability	–	(34,434)	83,580	(34,434)
Total other expense, net	(5,880)	(4,905)	(4,085,425)	12,579

Net loss	$(1,095,220)	$(975,860)	$(6,042,654)	$(1,384,019)

Loss per share - basic and diluted:	$(0.07)	$(0.07)	$(0.39)	$(0.11)
Weighted average common shares outstanding:
Basic and diluted	16,045,823	13,144,063	15,573,357	12,225,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(6,042,654)	$(1,384,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332,147	211,237
Non-cash interest expense associated with convertible debt and warrants	2,191,273	113,971
Non-cash interest expense associated with loan fees	2,004,202	–
Non-cash change in fair value of derivative liability	(83,580)	34,434
Stock based compensation expense	48,399	105,860
Non-cash issuance of common stock for services	89,627	69,108
Gain on disposal of property and equipment	–	(207)
Provision for uncollectible accounts	1,767	(32,667)
Reserve for obsolete inventory	194,636	–
Changes in assets and liabilities:
Accounts receivable	(16,924)	(163,994)
Prepaid expenses and other current assets	220,624	(464,699)
Inventory	1,254,837	4,627
Deposits and other assets	361	2,700
Accounts payable	(1,112,728)	(127,676)
Accrued liabilities	(24,612)	128,183

Net cash used in operating activities	(942,625)	(1,503,142)

INVESTING ACTIVITIES:
Acquisition of business	–	(200,000)
Expenditures for intangible assets	(37,047)	(3,563)
Proceeds from the sale of property and equipment	–	1,400
Purchases of property and equipment	(33,157)	(6,167)

Net cash used in investing activities	(70,204)	(208,330)

FINANCING ACTIVITIES:
Issuance of common stock for cash, net of issuance costs	538,441	9,696,013
Payments on notes payable	(551,112)	–
Proceeds from issuance of convertible debt	100,000	823,595

Net cash provided by financing activities	87,329	10,519,608

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(925,500)	8,808,136

CASH AND CASH EQUIVALENTS, beginning of period	8,114,682	761,458

CASH AND CASH EQUIVALENTS, end of period	$7,189,182	$9,569,594

Supplemental cash flow disclosures:
Interest paid	$17,732	$754
Income taxes paid	$–	$–
Noncash financing and investing activities:
Recognition of contingent beneficial conversion feature	$100,000	$500,000
Conversion of notes payable and accrued interest into common stock	$635,756	$–
Accrued and unpaid dividends	$962	$959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

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

The accompanying unaudited Condensed Consolidated Balance Sheet as of March 31, 2015, which has been derived from our audited Consolidated Financial Statements, and the accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the six months ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2015. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2014 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2014.

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

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, LiveDeal, Inc., Local Marketing Experts, Inc., Velocity Marketing Concepts, Inc., 247 Marketing Inc., Telco Billing, Inc., Telco of Canada, Inc., Velocity Local Inc., Modern Everyday, Inc. and its wholly owned subsidiaries, Modern Everyday, LLC and Super Nova, LLC, Live Goods, LLC and its wholly owned subsidiaries, DealTicker, Inc.. The results of operations for Live Goods, LLC DealTicker, Inc. and Modern Everyday, Inc. have only been included since the date of acquisition of March 7, 2014, May 5, 2014 and August 24, 2014, respectively. All intercompany transactions and balances have been eliminated in consolidation.

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

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. All inventory at March 31, 2015 consists of finished goods inventory. At March 31, 2015 and September 30, 2014, the allowance for obsolete inventory was $447,205 and $252,569, respectively.

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2014, the ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of its fiscal year ending June 30, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12).  The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities.  The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company's results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern(ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement – Extraordinary and Unusual items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01).  The amendment eliminates from U.S. GAAP the concept of extraordinary items.  This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted and allows the Company to apply the amendment prospectively or retrospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 3: Balance Sheet Information

Balance sheet information is as follows:

	March 31,	September 30,
	2015	2014
Receivables, current, net:
Accounts receivable, current	$1,599,944	$1,611,269
Less: Allowance for doubtful accounts	(730,204)	(756,686)
	$869,740	$854,583
Receivables, long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Allowance for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total receivables, net:
Gross receivables	$1,944,516	$1,955,841
Less: Allowance for doubtful accounts	(1,074,776)	(1,101,258)
	$869,740	$854,583

Components of allowance for doubtful accounts are as follows:

Allowance for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,633
Allowance for customer refunds	1,750	2,107
Allowance for other trade receivables	9,409	35,518
	$1,074,776	$1,101,258

Property and equipment, net:
Furnishings and fixtures	$173,371	$162,642
Office, computer equipment and other	213,346	192,063
	386,717	354,705
Less: Accumulated depreciation	(233,170)	(201,591)
	$153,547	$153,114

Intangible assets, net:
Domain name and marketing related intangibles	$1,521,015	$1,521,015
Website and technology related intangibles	2,851,716	2,863,509
Software	1,500,000	–
Covenant not to compete	120,000	120,000
	5,992,731	4,504,524
Less: Accumulated amortization	(1,683,897)	(1,433,314)
	$4,308,834	$3,071,210

Accrued liabilities:
Accrued payroll and bonuses	$110,566	$107,224
Accruals under revenue sharing agreements	688	688
Deferred revenue	538,765	548,004
Accrued software costs	1,500,000	–
Accrued expenses - other	380,861	390,114
	$2,530,880	$1,046,030

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

During the six months ended March 31, 2015, the Company purchased software for $1,500,000. The Company has the option to pay for the software in cash or in 800,000 shares of the Company’s common stock during the six month period after acquiring the software. At March 31, 2015, the Company had not made any payments towards the purchase of this software and has reflected the $1,500,000 purchase price for the software in accrued liabilities in the accompanying condensed consolidated balance sheet.

The following summarizes estimated future amortization expense related to intangible assets for the twelve month periods ending March 31,:

2016	$567,241
2017	793,696
2018	630,071
2019	541,215
2020	492,465
Thereafter	1,284,146
$4,308,834

Total amortization expense related to intangible assets was $299,423 and $192,854 for the six months ended March 31, 2015 and 2014, respectively.

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

The Company determined an initial derivative liability value of $139,852, which is recorded as a derivative liability as of the date of issuance while also recording an $139,852 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options of the note. The debt discount is being amortized over the one year term. The note was repaid during the six months ended March 31, 2015, therefore the remaining unamortized debt discount of $57,665 was written off to interest expense. Also, as a result of the note being repaid, the derivative liability associated with this convertible note was reduced to $0. The Company recorded $83,580 of non-cash “change in fair value of derivative” income during the six months ended March 31, 2015.

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

Outstanding debt at March 31, 2015 and September 30, 2014 consisted of the following:

	March 31,	September 30,
	2015	2014
Note payable to individual, payable on demand, interest at 10.0% per annum, unsecured	$91,336	$90,168
Convertible note payable to individual, due February 27, 2015, interest at 6.0% per annum, unsecured	–	335,245
Convertible note payable to ICG, due January 23, 2015, interest at 8.0% per annum, unsecured	–	527,889
Acquisition note payable, $200,000 due February 28, 2015 and $400,000 due February 28, 2016, non-interest bearing with interest imputed at 2.87% per annum	389,626	581,707
Credit line due 1/1/2024, with interest rate of 2.75%	229,299	240,204
Less Debt Discount	–	(215,884)
Total Debt	710,261	1,559,329
Current portion	480,962	920,360
Long-term portion	$229,299	$638,969

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

The following table represents the Company’s derivative liability activity for both the embedded conversion features for the six months ended March 31, 2015:

Derivative liability balance, September 30, 2014	$83,580
Issuance of derivative liability during the six months ended March 31, 2015	–
Change in derivative liability during the six months ended March 31, 2015	(83,580)
Derivative liability balance, March 31, 2015	$–

Note 7: Equity

During the six months ended March 31, 2015, the Company issued:

•	29,927 shares of common stock for services rendered valued at $89,627. The value was based on the market value of the Company’s common stock on the date of issuance;

•	155,000 shares of common stock for net cash proceeds of $538,441;

•	801,378 share of common stock for the conversion of convertible notes and accrued interest of $635,756;

•	630,252 shares of common stock as payment for the original issue discount fees associated with the Kingston agreement. The value of the shares of $2,004,202 was based on the market value of the Company’s common stock at the date of issuance.

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

For the quarter ended March 31, 2015, the Company sold 155,000 shares of its common stock under the Second Registration Statement, resulting in gross proceeds of $546,652, in an at-the-market offering, in which Chardan was its agent. The Company received net proceeds of $538,441. The Company paid Chardan a total commission of $8,211 pursuant to the May 2014 Engagement Agreement.

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

Dividends

During each of the six months ended March 31, 2015 and 2014, the Company accrued dividends of $962 and $960, respectively, payable to holders of Series E preferred stock.

Note 8: Warrants

The Company issued several Notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at March 31, 2015:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2014	2,866,506	$0.63	3.39
Granted	674,370	0.95
Exercised	–
Outstanding at March 31, 2015	3,540,876	0.69	3.23	$8,703,619
Exercisable at March 31, 2015	3,540,876	0.69	3.23	$8,703,619

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

Stock Options

The following table summarizes stock option activity for the six months ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2014	600,000	$2.76		$–
Granted	–
Exercised	–
Forfeited	–
Outstanding at March 31, 2015	600,000	$2.76	4.26	375,625
Exercisable at March 31, 2015	337,500	$2.04	3.84	375,625

The Company recognized compensation expense of $48,399 and $105,860 during the six months ended March 31, 2015, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures.

At March 31, 2015, the Company had $51,685 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through June 2017.

The following table summarizes information about the Company’s non-vested shares as of March 31, 2015:

		Weighted-Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Nonvested at September 30, 2014	450,000	$0.73
Granted	–
Vested	(187,500)
Nonvested at March 31, 2015	262,500	$0.73

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

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net loss applicable to common stock	$(1,095,220)	$(975,861)	$(6,042,654)	$(1,384,019)
Less: preferred stock dividends	(479)	(479)	(962)	(959)
Net loss applicable to common stock	$(1,095,699)	$(976,340)	$(6,043,616)	$(1,384,978)

Weighted average common shares outstanding - basic and diluted	16,045,823	13,144,063	15,573,357	12,225,987
Loss per share - basic and diluted:	$(0.07)	$(0.07)	$(0.39)	$(0.11)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Options to purchase shares of common stock	600,000	675,000	600,000	675,000
Warrants to purchase shares of common stock	3,540,876	2,866,506	3,540,876	2,866,506
Series E convertible preferred stock	127,840	127,840	127,840	127,840
Shares of non-vested restricted stock	–	21,000	–	21,000
Total potentially dilutive shares	4,268,716	3,690,346	4,268,716	3,690,346

Note 11: Income Taxes

At March 31, 2015, the Company maintained a valuation allowance against its deferred tax assets. The Company determined this valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the six months ended March 31, 2015, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

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

During the six months ended March 31, 2015 and 2014, the Company recognized total interest expense of $2,018,803 and $7,556, respectively, associated with the ICG notes.

Note 13: Commitments and Contingencies

Purchase price contingency

In connection with acquisition of Modern Everyday, Inc., the Company issued 50,000 shares of the Company’s common stock as part of the consideration for the acquisition. The Company has guaranteed the holder of the 50,000 shares that the value of those shares will be at least $8.00 per shares 30 months after the acquisition date. The Company has agreed to compensate the holder, if the share price is less than $8.00 at the 30 months anniversary of the acquisition, the difference between $8.00 and the share price at the 30 month anniversary times the number of shares still owned by the holder. As of March 31, 2015, the Company as recorded a liability of $242,500 related to this guarantee. The value of these shares was included as part of the purchase price consideration. The Company will adjust this guarantee at the end of each balance sheet date based on the current price of the Company’s common stock.

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of March 31, 2015, results of operations, cash flows or liquidity of the Company.

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

On October 1, 2013, the Arizona Court of Appeals affirmed in part and reversed in part on the principal damages and remanded the matter for judgment. Subsequently, the Maricopa County Superior Court entered Judgment on Mandate against the Company in the principal sum of $46,636 and attorneys’ fees of $5,624, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. As of March 31, 2015, the payment of this judgment has not been paid and the Company recorded an accrual of $52,261 related to this matter.

Note 14: Concentration of Credit Risk

The Company maintains cash balances at banks in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of March 31, 2015. At times, balances may exceed federally insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the Local Exchange Carrier (“LEC”) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. The billing companies and LEC’s charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at March 31, 2015 and September 30, 2014 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with LEC service providers. Three such entities accounted for 21%, 13% and 9% of gross receivables at March 31, 2015 and 23%, 14%, and 10% of gross receivables at September 30, 2014, respectively.

Note 15: Segment Reporting

The Company operates in two segments which are characterized as:  (1) legacy and merchants’ services and (2) online marketplace platform. The legacy and merchants’ services consists of LEC business and Velocity Local and the online marketplace platform consists of livedeal.com and the recent acquisitions of consumer products entities.

The following tables summarize segment information for the three and six months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net revenues
Marketplace platform	$3,879,696	$163,000	$11,476,764	$164,392
Services	384,283	515,033	794,267	1,107,099
	$4,263,979	$678,033	$12,271,031	$1,271,491

Gross profit
Marketplace platform	$1,579,215	$11,590	$4,459,138	$11,399
Services	355,881	420,765	712,914	893,085
	$1,935,096	$432,355	$5,172,052	$904,484

Operating income (loss)
Marketplace platform	$(1,381,317)	$(1,210,514)	$(2,539,747)	$(1,878,002)
Services	291,977	239,558	582,518	481,404
	$(1,089,340)	$(970,956)	$(1,957,229)	$(1,396,598)

Depreciation and amortization
Marketplace platform	$160,932	$97,305	$325,454	$202,015
Services	6,693	9,222	6,693	9,222
	$167,625	$106,527	$332,147	$211,237

Interest Expenses
Marketplace platform	$5,314	$111,374	$4,196,944	$111,374
Services	–	(516)	–	–
	$5,314	$110,858	$4,196,944	$111,374

Net income (loss)
Marketplace platform	$(1,387,197)	$(1,221,695)	$(6,625,172)	$(1,867,847)
Services	291,977	245,834	582,518	483,828
	$(1,095,220)	$(975,861)	$(6,042,654)	$(1,384,019)

			As of	As of
			March 31,	September 30,
			2015	2014
Total Assets
Marketplace platform			$16,789,865	$18,118,425
Services			156,837	171,021
			$16,946,702	$18,289,446

Intangible assets
Marketplace platform			$5,473,527	$4,234,692
Services			5,211	6,422
			$5,478,738	$4,241,114

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the six months ended March 31, 2015, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

We incurred a net loss of $6.0 million for the six months ended March 31, 2015. We had an operating cash outflow of approximately $(0.95) million for the six months ended March 31, 2015. We sold shares of our common stock during the six months ended March 31, 2015 and the year ended September 30, 2014 for $0.54 million and $13.7 million, respectively. We had cash of $7.2 million as of March 31, 2015. Management believes our cash on hand and additional cash generated from operations together with potential sources of cash such through the issuance of debt or equity will provide us with sufficient liquidity for the next 12 months.

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

Highlights of LiveDeal.com include:

•	an intuitive interface enabling restaurants to create limited-time offers and publish them immediately, or on a preset schedule that is fully customizable;
•	state-of-the-art scheduling technology giving restaurants the freedom to choose the days, times and duration of the offers, enabling them to create offers that entice consumers to visit their establishment during their slower periods;
•	advanced publishing options allowing restaurants to manage traffic by limiting the number of available vouchers to consumers;
•	superior geo-location technology allowing multi-location restaurants to segment offers by location, attracting customers to slower locations while eliminating potential over-crowding at busier sites;
•	innovating proprietary restaurant indexing methodology; and
•	a user-friendly mobile and desktop web interface allowing consumers to easily browse, download, and instantly redeem “live” offers found on LiveDeal.com based on their location.

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

We have estimated net deferred income tax assets (net of valuation allowances) of $0 at March 31, 2015 and September 30, 2014. A full valuation allowance has been established against all net deferred tax assets as of March 31, 2015 and September 30, 2014 based on estimates of recoverability. While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business lines. Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

Results of Operations

The following sets forth a discussion of our financial results for the three and six months ended March 31, 2015 as compared to the three and six months ended March 31, 2014. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below. Generally, the significant changes in the results of operations when compared to the prior periods as noted below is a result of the acquisitions we made in fiscal 2014.

Net Revenues

	Revenues
	2015	2014	Change	Percent

Three Months Ended December 31	$4,263,979	$678,033	$3,585,946	529%
Six Months Ended March 31	$12,271,031	$1,271,491	$10,999,540	865%

Net revenues for the three and six months ended March 31, 2015 increased by $3,585,946 and $10,999,540, respectively, as compared to the three and six months ended March 31, 2014, primarily due to the acquisition we made in fiscal 2014. Revenue from our online marketplace platform segment increased from $163,000 and $164,392 for the three and six months ended March 31, 2014 to $3,879,696 and $11,476,764 for the three and six months ended March 31, 2015. We expect revenue from this segment to increase in the future. Revenue from our legacy and merchants’ services segment decreased from $515,033 and $1,107,099 for the three and six months ended March 31, 2014 to $384,283 and $794,267 for the three and six months ended March 31, 2015. We expect revenue from this segment to continue to decrease in the future.

Cost of Revenues

	Cost of Revenues
	2015	2014	Change	Percent

Three Months Ended December 31	$2,328,883	$245,678	$2,083,205	848%
Six Months Ended March 31	$7,098,979	$367,007	$6,731,972	1834%

Cost of revenues increased for the three and six months ended March 31, 2015 as compared to the three and six months ended March 31, 2014, primarily due to increase in revenue from as a result of our acquisitions in the second half of fiscal 2014. Cost of services were 57.9% and 28.9% of net revenues for the six months ended March 31, 2015 and 2014, respectively, an increase of 29.0%

Gross Profit

	Gross Profit
	2015	2014	Change	Percent

Three Months Ended December 31	$1,935,096	$432,355	$1,502,741	348%
Six Months Ended March 31	$5,172,052	$904,484	$4,267,568	472%

Gross profit increased for the three and six months ended March 31, 2015 by $1,502,741 and $4,267,568, as compared to the three and six months ended March 31, 2014, respectively, primarily due to the increase in revenues described above. The gross profit percentage for six months ended March 31, 2015 was 42.1% compared to 71.1% for the six months ended March 31, 2014. Our gross profit percentage from our legacy and merchants’ services and online marketplace platform segments were 38.9% and 89.8, respectively for the six months ended March 31, 2015.

General and Administrative Expenses

	General and Administrative Expenses
	2015	2014	Change	Percent

Three Months Ended December 31	$1,570,731	$1,180,876	$389,855	33%
Six Months Ended March 31	$3,488,099	$2,051,576	$1,436,523	70%

General and administrative expenses increased for the three and six months ended March 31, 2015 as compared to three and six months ended March 31, 2014 is principally a result of the three acquisitions that we made during fiscal 2014 which include increases payroll and related benefits, professional fees, rent and utilities, services and fees, office and supplies expenses, and other corporate expenses associated with our office operations.

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2015	2014	Change	Percent

Three Months Ended December 31	$1,453,705	$222,434	$1,231,271	554%
Six Months Ended March 31	$3,641,182	$249,506	$3,391,676	1359%

Sales and marketing expensed increased for the three and six months ended March 31, 2015 as compared to three and six months ended March 31, 2014 primarily due to expenses associated with marketing activities of our recently purchased acquisitions.

Operating Loss

	Operating Loss
	2015	2014	Change	Percent

Three Months Ended December 31	$(1,089,340)	$(970,955)	$(118,385)	37%
Six Months Ended March 31	$(1,957,229)	$(1,396,598)	$(560,631)	37%

The increase in operating loss for the three and six months ended March 31, 2015 as compared to three and six months ended March 31, 2014 resulted from a variety of factors, including increases in, general and administrative expenses and sales and marketing expenses, resulting from our recent acquisitions of three businesses.

Total Other Income (Expense)

	Total Other Income (Expense)
	2015	2014	Change	Percent

Three Months Ended December 31	$(5,880)	$(4,905)	$(975)	20%
Six Months Ended March 31	$(4,085,425)	$12,579	$(4,098,004)	(32578)%

The large increase in other expense in the six months ended March 31, 2015 as compared to six months ended March 31, 2014 was primarily due to interest expense incurred during the six months ended March 31, 2015, relating to the amortization of debt discounts, the issuance of warrants upon the conversion of debt and the issuance of common stock for the original issue discount on a $10 million credit facility.

Net Loss

	Net Loss
	2015	2014	Change	Percent

Three Months Ended December 31	$(1,095,220)	$(975,860)	$(119,360)	12%
Six Months Ended March 31	$(6,042,654)	$(1,384,019)	$(4,658,635)	337%

The Increase in the net loss for the three and six months ended March 31, 2015, as compared to the net loss for the three and six months ended March 31, 2014 was primarily attributable to changes in other expense, as described above.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $942,625 for the six months ended March 31, 2015 as compared to $1,503,142 for the same period in 2014. This change was due to an increase of $4,658,635 in our net loss, partially offset by an increase of non-cash expenses of $4,583,835 which during the six months ended March 31, 2015 included $2,191,73 of interest expense associated with convertible debt and warrants, $2,004,202 of interest expense associated with loan fees, depreciation expense, stock compensation and bad debt expense. Cash flows from operations were also impacted by a decrease of approximately $1,137,053 in changes in working capital and other assets in the six months ended March 31, 2015 as compared to the same period in 2014. This working capital variance resulted primarily from the changes in accounts receivable, accounts payable and accrued liabilities. Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings. Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the six months ended March 31, 2015 consisted of $37,047 of expenditures for intangible assets and $33,157 of purchases of equipment. Our cash flows used in investing activities during the six months ended March 31, 2014 consisted of $200,000 for the acquisition of a business, $3,563 of expenditures for intangible assets and $6,617 of purchases of equipment.

Cash Flows from Financing Activities

Our cash flows from financing activities during the six months ended March 31, 2015 consisted of $538,441 from the sale of shares of our common stock, $100,000 from issuances of convertible debt offset by repayment of a note payable of $551,112.

Working Capital

We had working capital of $7,067,616 as of March 31, 2015 compared to working capital of $9,497,200 as of September 30, 2014 with current assets decreasing by $2,580,440 and current liabilities decreasing by $150,856 from September 30, 2014 to March 31, 2015. Such changes in working capital are primarily attributable to the increase in our operating net loss and the results of our financing activities.

At-The-Market Offerings of Common Stock (Chardan Capital Markets LLC)

During the year ended September 30, 2014, we sold 3,115,147 shares of our common stock, resulting in gross proceeds of $14,093,582, in an at-the-market offering, in which Chardan Capital Markets LLC (“Chardan”) was our agent. We received net proceeds of $13,681,054. We paid Chardan a total commission of $412,528 in connection with such sales. During the quarter ended March 31, 2015, we sold 155,000 shares of our common stock resulting in gross proceeds of $546,652, in an at-the-market offering, in which Chardan was our agent. The Company received net proceeds of $538,441. The Company paid Chardan a total commission of $8,211 in connection with such sales.

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

Off-Balance Sheet Arrangements

At March 31, 2015, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of March 31, 2015, our annual results of operations or cash flows, or our liquidity.

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

On October 1, 2013, the Arizona Court of Appeals affirmed in part and reversed in part on the principal damages and remanded the matter for judgment. Subsequently, the Maricopa County Superior Court entered Judgment on Mandate against the Company in the principal sum of $46,636.31 and attorneys’ fees of $5,624.40, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. The Company anticipates paying the judgment during the fiscal quarter ending September 30, 2014 and, upon such payment, the matter will be resolved. As of March 31, 2015, we maintained an accrual of $52,261 related to this matter.

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

LiveDeal, Inc.

Dated: May 14, 2015	/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

