Form 10-Q
period 2015-06-30
LIVEDEAL INC
filed 2015-08-14
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☑ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 10, 2015 was 16,901,358.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2015

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$6,605,304	$8,114,682
Accounts receivable, net	914,813	854,583
Inventory	2,536,839	4,277,145
Prepaid expenses and other current assets	338,449	583,647
Total current assets	10,395,405	13,830,057

Property and equipment, net	98,358	153,114
Deposits and other assets	70,243	65,161
Intangible assets, net	3,727,287	3,071,210
Goodwill	1,169,904	1,169,904
Total assets	$15,461,197	$18,289,446

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$1,311,013	$2,282,887
Accrued liabilities	2,538,066	1,046,030
Derivative liability	—	83,580
Note payable, net of debt discount	483,702	920,360
Total current liabilities	4,332,781	4,332,857

Long-term loans	224,364	638,969
Commitments and contingencies	273,500	251,000
Total Liabilities	4,830,645	5,222,826

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at June 30, 2015 and September 30, 2014, liquidation preference $38,203	10,866	10,866
Common stock, $0.001 par value, 60,000,000 shares authorized, 16,899,236 and 14,525,248 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	16,904	14,531
Paid in capital	52,852,222	45,038,176
Accumulated deficit	(42,249,440)	(31,996,953)
Total stockholders' equity	10,630,552	13,066,620

Total liabilities and stockholders' equity	$15,461,197	$18,289,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month Ended June 30,		Nine Month Ended June 30,
	2015	2014	2015	2014
Revenues	$2,939,405	$2,674,406	$15,210,436	$3,945,897
Cost of revenues	1,796,359	2,379,458	8,895,338	2,746,465
Gross profit	1,143,046	294,948	6,315,098	1,199,432

Operating expenses:
General and administrative expenses	3,941,273	1,606,928	7,429,372	3,658,497
Sales and marketing expenses	899,526	159,555	4,540,708	409,061
Impairment of intangible assets	445,884	–	445,884	–
Total operating expenses	5,286,683	1,766,483	12,415,964	4,067,558
Operating loss	(4,143,637)	(1,471,535)	(6,100,866)	(2,868,126)
Other expense:
Interest expense, net	(5,678)	(172,708)	(4,202,622)	(284,082)
Other income	(59,076)	126,093	(31,137)	284,480
Gain (loss) on derivative liability	–	(23,751)	83,580	(58,185)
Total other expense, net	(64,754)	(70,366)	(4,150,179)	(57,787)

Net loss	$(4,208,391)	$(1,541,901)	$(10,251,045)	$(2,925,913)

Loss per share - basic and diluted:	$(0.26)	$(0.11)	$(0.65)	$(0.23)
Weighted average common shares outstanding:
Basic and diluted	16,151,289	13,798,880	15,766,001	12,751,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(10,251,045)	$(2,925,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	500,699	338,752
Non-cash interest expense associated with convertible debt and warrants	2,194,013	289,493
Non-cash interest expense associated with loan fees	2,004,202	–
Non-cash change in fair value of derivative liability	(83,580)	58,185
Stock based compensation expense	621,311	138,595
Repricing of stock option exercise price	54,677	–
Non-cash issuance of common stock for services	2,008,559	29,653
Gain on disposal of property and equipment	–	(207)
Provision for uncollectible accounts	24,819	(32,667)
Reserve for obsolete inventory	255,110	–
Loss on disposal of fixed assets	48,534	–
Impairment of intangible assets	445,884	–
Changes in assets and liabilities:
Accounts receivable	(85,049)	(1,377,771)
Prepaid expenses and other current assets	245,198	(586,891)
Inventory	1,485,196	(510,569)
Deposits and other assets	(5,082)	(6,890)
Accounts payable	(971,874)	150,638
Accrued liabilities	13,094	403,824

Net cash used in operating activities	(1,495,334)	(4,031,768)

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	–	(324,116)
Expenditures for intangible assets	(52,985)	(11,669)
Proceeds from the sale of property and equipment	–	1,400
Purchases of property and equipment	(43,453)	(46,427)

Net cash used in investing activities	(96,438)	(380,812)

FINANCING ACTIVITIES:
Issuance of common stock for cash, net of issuance costs	538,441	13,187,715
Payments on notes payable	(556,047)	–
Payments on preferred stock dividends	–	(16,780)
Proceeds from issuance of convertible debt	100,000	823,595

Net cash provided by financing activities	82,394	13,994,530

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,509,378)	9,581,950

CASH AND CASH EQUIVALENTS, beginning of period	8,114,682	761,458

CASH AND CASH EQUIVALENTS, end of period	$6,605,304	$10,343,408

Supplemental cash flow disclosures:
Interest paid	$24,312	$754
Income taxes paid	$–	$–
Noncash financing and investing activities:
Recognition of contingent beneficial conversion feature	$100,000	$500,000
Conversion of notes payable and accrued interest into common stock	$635,756	$–
Accrued and unpaid dividends	$1,442	$1,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVEDEAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDEDJUNE 30, 2015 AND 2014

(unaudited)

Note 1: Organization and Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of LiveDeal, Inc., a Nevada corporation, and its wholly owned subsidiaries (collectively the “Company”). The Company provides specialized online marketing solutions to small-to-medium sized local businesses, or SMBs, that boost customer awareness and merchant visibility. The Company offers affordable tools for SMBs to extend their marketing reach to relevant prospective customers via the internet. The Company also provides SMBs promotional marketing with the ability to offer special deals and activities through LiveDeal.com, mobile applications for iOS and Android users and our online publishing partners. In addition the Company has adopted an acquisition strategy to seek out undervalued companies with little to no online presence.  The Company intends for acquisitions to be financed and closed using traditional, non-dilutive debt financing rather than using the Company’s equity.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2015. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2014 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2014, and amended on January 8, 2015.

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

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and include the accounts and results of operations of the Company, LiveDeal, Inc., Local Marketing Experts, Inc., Velocity Marketing Concepts, Inc., 247 Marketing Inc., Telco Billing, Inc., Telco of Canada, Inc., Velocity Local Inc., Modern Everyday, Inc. and its wholly owned subsidiaries, Modern Everyday, LLC and Super Nova, LLC, and Live Goods, LLC and its wholly owned subsidiaries, DealTicker, Inc. The results of operations for Live Goods, LLC, DealTicker, Inc. and Modern Everyday, Inc. have only been included since the date of acquisition of March 7, 2014, May 5, 2014 and August 24, 2014, respectively. All intercompany transactions and balances have been eliminated in consolidation.

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

Product Revenue

The Company derives product revenue primarily from direct revenue and fulfillment partner revenue from product sales. Product revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

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

Inventory

Inventory is valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. All inventory at June 30, 2015 consists of finished goods inventory. At June 30, 2015 and September 30, 2014, the allowance for obsolete inventory was $507,679 and $252,569, respectively.

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

Recently Issued Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 3: Balance Sheet Information

Balance sheet information is as follows:

	June 30,	September 30,
	2015	2014
	(unaudited)
Receivables, current, net:
Accounts receivable, current	$1,646,680	$1,611,269
Less: Allowance for doubtful accounts	(731,867)	(756,686)
	$914,813	$854,583
Receivables, long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Allowance for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total receivables, net:
Gross receivables	$1,991,252	$1,955,841
Less: Allowance for doubtful accounts	(1,076,439)	(1,101,258)
	$914,813	$854,583

Components of allowance for doubtful accounts are as follows:
Allowance for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,633
Allowance for customer refunds	1,905	2,107
Allowance for other trade receivables	10,917	35,518
	$1,076,439	$1,101,258

Property and equipment, net:
Furnishings and fixtures	$120,197	$162,642
Office, computer equipment and other	219,734	192,063
	339,931	354,705
Less: Accumulated depreciation	(241,573)	(201,591)
	$98,358	$153,114

Intangible assets, net:
Domain name and marketing related intangibles	$1,521,015	$1,521,015
Website and technology related intangibles	2,091,164	2,863,509
Software	1,500,000	–
Covenant not to compete	120,000	120,000
	5,232,179	4,504,524
Less: Accumulated amortization	(1,504,892)	(1,433,314)
	$3,727,287	$3,071,210

Accrued liabilities:
Accrued payroll and bonuses	$114,458	$107,224
Accruals under revenue sharing agreements	688	688
Deferred revenue	511,704	548,004
Accrued software costs	1,500,000	–
Accrued expenses - other	411,216	390,114
	$2,538,066	$1,046,030

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

During the nine months ended June 30, 2015, the Company purchased software for $1,500,000. The Company has the option to pay for the software in cash or in 800,000 shares of the Company’s common stock during the first year after acquiring the software. At June 30, 2015, the Company had not made any payments towards the purchase of this software and has reflected the $1,500,000 purchase price for the software in accrued liabilities in the accompanying condensed consolidated balance sheet.

The following summarizes estimated future amortization expense related to intangible assets for the twelve month periods ending June 30,:

2016	$793,523
2017	769,749
2018	582,439
2019	517,135
2020	517,135
Thereafter	547,306
$3,727,287

Total amortization expense related to intangible assets was $451,024 and $305,370 for the nine months ended June 30, 2015 and 2014, respectively.

Note 5: Debt

ICG Convertible Note Transaction

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

The Company determined an initial derivative liability value of $139,852, which is recorded as a derivative liability as of the date of issuance while also recording an $139,852 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options of the note. The debt discount is being amortized over the one year term. The note was repaid during the nine months ended June 30, 2015, therefore the remaining unamortized debt discount of $57,665 was written off to interest expense. Also, as a result of the note being repaid, the derivative liability associated with this convertible note was reduced to $0. The Company recorded $83,580 of non-cash “change in fair value of derivative” income during the nine months ended June 30, 2015.

Credit line

In connection with the purchase of Modern Everyday, Inc., the Company assumed a credit line from a bank. The credit line is collateralized by all the assets of Modern Everyday, Inc., accrues interest at prime plus 2% and is due on September 28, 2019.

Notes payable of Modern Everyday, Inc.

Outstanding debt at June 30, 2015 and September 30, 2014 consisted of the following:

	June 30,	September 30,
	2015	2014

Note payable to individual, payable on demand, interest at 10.0% per annum, unsecured	$91,274	$90,168
Convertible note payable to individual, due February 27, 2015, interest at 6.0% per annum, unsecured	–	335,245
Convertible note payable to ICG, due January 23, 2015, interest at 8.0% per annum, unsecured	–	527,889
Acquisition note payable, $200,000 due February 28, 2015 and $400,000 due February 28, 2016, non-interest bearing with interest imputed at 2.87% per annum	392,428	581,707
Credit line due 1/1/2024, with interest rate of 2.75%	224,364	240,204
Less Debt Discount	–	(215,884)
Total Debt	708,066	1,559,329
Current portion	483,702	920,360
Long-term portion	$224,364	$638,969

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

The following table represents the Company’s derivative liability activity for both the embedded conversion features for the nine months ended June 30, 2015:

Derivative liability balance, September 30, 2014	$83,580
Issuance of derivative liability during the nine months ended June 30, 2015	–
Change in derivative liability during the nine months ended June 30, 2015	(83,580)
Derivative liability balance, June 30, 2015	$–

Note 7: Equity

During the nine months ended June 30, 2015, the Company issued:

•	187,358 shares of common stock for services rendered valued at $490,559. The value was based on the market value of the Company’s common stock on the date of issuance;

•	600,000 shares of common stock issued to officers of the Company as bonuses for services rendered in fiscal years 2012, 2013 and 2014 valued at $1,518,000. The value was based on the market value of the Company’s common stock on the date of issuance;

•	155,000 shares of common stock for net cash proceeds of $538,441;

•	801,378 share of common stock for the conversion of convertible notes and accrued interest of $635,756;

•	630,252 shares of common stock as payment for the original issue discount fees associated with the Kingston agreement. The value of the shares of $2,004,202 was based on the market value of the Company’s common stock at the date of issuance.

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

For the quarter ended March 31, 2015, the Company sold 155,000 shares of its common stock under the Second Registration Statement, resulting in gross proceeds of $546,652, in an at-the-market offering, in which Chardan was its agent. The Company received net proceeds of $538,441. The Company paid Chardan a total commission of $8,211 pursuant to the May 2014 Engagement Agreement

2014 Omnibus Equity Incentive Plan

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

Dividends

During each of the nine months ended June 30, 2015 and 2014, the Company accrued dividends of $1,442 and $1,438, respectively, payable to holders of Series E preferred stock.

Note 8: Warrants

The Company issued several Notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at June 30, 2015:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2014	2,866,506	$0.63	3.39
Granted	674,370	0.95
Exercised	–
Outstanding at June 30, 2015	3,540,876	0.69	2.98	$6,508,276
Exercisable at June 30, 2015	3,540,876	0.69	2.98	$6,508,276

Most of the above warrants were issued in connection with conversion of convertible notes (See Note 5). When the debt is converted and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes model and takes a charge to interest expense at the date of issuance.

The exercise price for warrants outstanding and exercisable at June 30, 2015 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
1,631,886	$0.55	1,631,886	$0.55
535,716	0.56	535,716	0.56
371,487	0.81	371,487	0.81
1,001,787	0.95	1,001,787	0.95
3,540,876		3,540,876

Note 9: Stock Options

From time to time, the Company grants stock options and restricted stock awards to officers, directors, employees and consultants. These awards are valued based on the grant date fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The following table summarizes stock option activity for the nine months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2014	600,000	$2.76		$–
Granted	450,000	$2.53
Exercised	–
Forfeited	–
Outstanding at June 30, 2015	1,050,000	$1.87	5.01	$689,875
Exercisable at June 30, 2015	675,000	$1.73	4.51	$542,500

The Company recognized compensation expense of $621,311 and $138,595 during the nine months ended June 30, 2015, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures.

At June 30, 2015, the Company had $351,026 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through June 2017.

During the quarter ended June 30, 2015, the Company reduced the exercise price by 50% for the 600,000 options then outstanding. The Company recognized compensation expense of $54,677 related to the re-pricing of the exercise for these options.

The exercise price for options outstanding and exercisable at June 30, 2015 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
187,500	$0.83	187,500	$0.83
150,000	1.25	150,000	1.25
187,500	1.67	37,500	1.67
37,500	2.08	0	2.08
37,500	2.50	0	2.50
450,000	2.53	300,000	2.53
1,050,000		675,000

The following table summarizes information about the Company’s non-vested shares as of June 30, 2015:

		Weighted-Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Nonvested at September 30, 2014	450,000	$0.73
Granted	450,000	$1.92
Vested	(525,000)
Nonvested at June 30, 2015	375,000	$1.44

For options granted during 2015 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $1.92 and the weighted-average exercise price of such options was $2.53. No options were granted during 2015, where the exercise price was less than the stock price at the date of grant or where the exercise price was greater than the stock price at the date of grant.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted in 2015 are as follows:

Risk-free interest rate	1.01%
Expected life of the options	2.5 to 3.5 years
Expected volatility	140%
Expected dividend yield	0%

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

The following table presents the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Net loss applicable to common stock	$(4,208,391)	$(1,541,901)	$(10,251,045)	$(2,925,913)
Less: preferred stock dividends	(480)	(479)	(1,442)	(1,438)
Net loss applicable to common stock	$(4,208,871)	$(1,542,380)	$(10,252,487)	$(2,927,351)

Weighted average common shares outstanding - basic and diluted	16,151,289	13,798,880	15,766,001	12,751,344

Loss per share - basic and diluted:	$(0.26)	$(0.11)	$(0.65)	$(0.23)

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

Note 11: Income Taxes

At June 30, 2015, the Company maintained a valuation allowance against its deferred tax assets. The Company determined this valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to the Company’s ability to generate sufficient profits from its new business model.

During the nine months ended June 30, 2015, the Company did not incur any income tax benefit associated with its net loss due to the establishment of a valuation allowance against deferred tax assets generated during the period.

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

During the nine months ended June 30, 2015 and 2014, the Company recognized total interest expense of $2,018,803 and $14,333, respectively, associated with the ICG notes.

Note 13: Commitments and Contingencies

Purchase price contingency

In connection with acquisition of Modern Everyday, Inc., the Company issued 50,000 shares of the Company’s common stock as part of the consideration for the acquisition. The Company has guaranteed the holder of the 50,000 shares that the value of those shares will be at least $8.00 per shares 30 months after the acquisition date. The Company has agreed to compensate the holder, if the share price is less than $8.00 at the 30 months anniversary of the acquisition, the difference between $8.00 and the share price at the 30 month anniversary times the number of shares still owned by the holder. As of June 30, 2015, the Company as recorded a liability of $273,500 related to this guarantee. The value of these shares was included as part of the purchase price consideration. The Company will adjust this guarantee at the end of each balance sheet date based on the current price of the Company’s common stock.

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of June 30, 2015, results of operations, cash flows or liquidity of the Company.

Note 14: Concentration of Credit Risk

The Company maintains cash balances at banks in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of June 30, 2015. At times, balances may exceed federally insured limits.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the Local Exchange Carrier (“LEC”) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. The billing companies and LEC’s charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at June 30, 2015 and September 30, 2014 pertaining to LEC service providers represent the holdbacks described above.

The Company has concentrations of receivables with respect to certain wholesale accounts and remaining holdbacks with LEC service providers. Three such entities accounted for 26%, 16% and 11% of gross receivables at June 30, 2015 and 23%, 14%, and 10% of gross receivables at September 30, 2014, respectively.

Note 15: Segment Reporting

The Company operates in two segments which are characterized as: (1) legacy and merchants’ services and (2) online marketplace platform. The legacy and merchants’ services consists of LEC business and Velocity Local and the online marketplace platform consists of livedeal.com and the recent acquisitions of consumer products entities.

The following tables summarize segment information for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Revenues
Marketplace platform	$2,565,330	$2,197,324	$14,042,094	$2,361,716
Services	374,075	477,082	1,168,342	1,584,181
	$2,939,405	$2,674,406	$15,210,436	$3,945,897

Gross profit (loss)
Marketplace platform	$809,253	$(111,149)	$5,268,391	$(99,750)
Services	333,793	406,097	1,046,707	1,299,182
	$1,143,046	$294,948	$6,315,098	$1,199,432

Operating income (loss)
Marketplace platform	$(4,414,858)	$(1,801,774)	$(6,954,605)	$(3,679,769)
Services	271,221	330,239	853,739	811,643
	$(4,143,637)	$(1,471,535)	$(6,100,866)	$(2,868,126)

Depreciation and amortization
Marketplace platform	$165,205	$123,119	$490,659	$325,134
Services	3,347	4,396	10,040	13,618
	$168,552	$127,515	$500,699	$338,752

Interest Expenses
Marketplace platform	$5,678	$172,708	$4,202,622	$284,082
Services	–	–	–	–
	$5,678	$172,708	$4,202,622	$284,082

Net income (loss)
Marketplace platform	$(4,479,612)	$(1,994,740)	$(11,104,784)	$(3,862,580)
Services	271,221	452,839	853,739	936,667
	$(4,208,391)	$(1,541,901)	$(10,251,045)	$(2,925,913)

	As of	As of
	June 30,	September 30,
	2015	2014
Total Assets
Marketplace platform	$15,297,836	$18,118,425
Services	163,361	171,021
	$15,461,197	$18,289,446

Intangible assets
Marketplace platform	$4,892,586	$4,234,692
Services	4,605	6,422
	$4,897,191	$4,241,114

Note 16: Subsequent Event

On July 6 and July 7, 2015, the Company, through its newly formed, wholly-owned subsidiary, Live Ventures, Inc. (“Live Ventures”), entered into a series of agreements in connection with its indirect purchase of Marquis Industries, Inc., a Georgia corporation (“Marquis Industries”), and its subsidiaries. The purchase and financing transactions were, in the aggregate, valued at approximately $30 million. The purchase was effectuated between Marquis Affiliated Holdings LLC, a Delaware limited liability company (“Marquis Holdings”) that is 80% owned by Live Ventures, and the shareholders of Marquis Industries. The remaining 20% of Marquis Holdings is owned by the former owners of Marquis Industries. In connection with the purchase and finance transaction, various persons and entities entered into a series of agreements (each of which is dated on or about July 6, 2015, with funding occurring on July 6 and July 7, 2015).

The purchase price was paid through a combination of debt financing that was provided by (i) the Bank of America Term and Revolving Loan in the aggregate amount of (x) approximately $7.8 million for the term component and (y) approximately $15 million for the revolving component and (ii) a mezzanine loan in an amount of up to $7,000,000 provided by Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the chief executive officer of the Company. In connection with operations of Marquis Industries after the closing of the purchase transaction, and as part of the Bank of America Term and Revolving Loan, Marquis Industries may borrow up to $15 million (based on eligibility).

The Bank of America term loan bears interest at a variable rate based on a base rate plus a margin. The current base rate is the greatest of (a) Bank of America prime rate, (b) the current federal funds rate plus 0.50%, or (c) 30-day LIBOR plus 1.00% plus the margin, which varies, depending on circumstances and as of closing was for the term component: 1.00% in excess of the base rate or 2.00% in excess of LIBOR, and for the revolving component: 0.75% in excess of the base rate or 1.75% in excess of LIBOR. Monthly payments to Bank of America are approximately $79,000 plus accrued interest. The term component is due and payable in July 2020, which is when the revolving component terminates.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021 (six months after the final payments are due under the Bank of America Term and Revolving Loan).

Marquis Industries had unaudited revenue and net income of approximately $59.1 million and $5.0 million, respectively, for the year ended December 31, 2014.

The Company is unable to make all the disclosures required by ASC 805-10-50-2 that this time as the initial accounting for this business combination is incomplete. This information will be disclosed in Form 8-K within the required timeframe.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the nine months ended June 30, 2015, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

Our Company

LiveDeal, Inc., which, together with its subsidiaries, we refer to as the “Company”, “LiveDeal”, “we”, “us” or “our”, provides specialized online marketing solutions to small-to-medium sized local businesses, or SMBs, that boost customer awareness and merchant visibility on the internet and through mobile applications. We offer affordable tools for SMBs to extend their marketing reach to relevant prospective customers via the internet. We also provide SMBs promotional marketing with the ability to offer special deals and activities through LiveDeal.com, mobile applications for iOS and Android users and our online publishing partners. This fiscal year, we identified two operating segments based on our major lines of business, which we refer to as our “Legacy/Merchants’ Services” segment and our “Online Marketplace Platform” segment. In addition, we incorporated Live Goods, LLC (“Live Goods”), as our wholly-owned subsidiary, which we have used to acquire companies under our online marketplace platform segment.

We have most recently solidified our acquisition strategy to seek out undervalued companies with little to no online presence.  Further, we have adopted a policy designed to prevent share dilution and to increase stockholder value.  We now intend for our contemplated acquisitions to be financed and closed using traditional, non-dilutive debt financing rather than using our equity. In addition, based on our desire to seek acquisitions in any vertical that can sustain an online component, we have re-branded ourself to better reflect this new direction.  With this rebranding will come a new corporate name, "Live Ventures, Inc."  Live Ventures, Inc. will retain the ticker NASDAQ:LIVE, and LiveDeal Inc. will become a wholly-owned, fully operating subsidiary of Live Ventures, Inc., providing the same online offering as it currently provides.  We expect the name change to take effect within 45 days. This new acquisition strategy is evidenced by our recent acquisition of Marquis Industries, Inc. which is described in more detail below under the section “Recent Developments.”

Our principal offices are located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this report) is located at www.livedeal.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

Online Marketplace Platform Segment

The years ended 2013 and 2014 marked a swift transition for us. We not only launched LiveDeal.com, which marked the redefinition of our strategy and direction toward an online platform, but we also acquired DealTicker™ and Modern Everyday, Inc., and all the assets of furniture retailer, DA Stores, LLC, which expanded our footprint of our online marketplace to offer consumer goods in addition to our restaurant services. By leveraging the consumer base, intellectual property and relationships that these acquisitions have solidified for their online businesses, we expect LiveDeal.com to become a vertically integrated one-stop shop for all the needs of the everyday consumer. For strategic reasons, we have subsequently closed the operations of DealTicker and transferred the remaining operations of DA Stores, LLC to Modern Everyday, Inc.

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

Recent Developments

On July 6 and July 7, 2015, we, through our newly formed, wholly-owned subsidiary, Live Ventures, Inc. (“Live Ventures”), entered into a series of agreements in connection with our indirect purchase of Marquis Industries, Inc., a Georgia corporation (“Marquis Industries”), and its subsidiaries. Marquis Industries is a specialty, high-performance carpet yarn manufacturer, hard-surfaces re-seller, and top 10 high-end residential carpet manufacturer in the United States. The purchase and financing transactions were, in the aggregate, valued at approximately $30 million. The purchase was effectuated between Marquis Affiliated Holdings LLC, a Delaware limited liability company (“Marquis Holdings”) that is 80% owned by Live Ventures, and the shareholders of Marquis Industries. The remaining 20% of Marquis Holdings is owned by the former owners of Marquis Industries. In connection with the purchase and finance transaction, various persons and entities entered into a series of agreements (each of which is dated on or about July 6, 2015, with funding occurring on July 6 and July 7, 2015).

The purchase price was paid through a combination of debt financing that was provided by (i) the Bank of America Term and Revolving Loan in the aggregate amount of (x) approximately $7.8 million for the term component and (y) approximately $15 million for the revolving component and (ii) a mezzanine loan in an amount of up to $7,000,000 provided by Isaac Capital Fund, a private lender whose managing member is Jon Isaac, our chief executive officer. In connection with operations of Marquis Industries after the closing of the purchase transaction, and as part of the Bank of America Term and Revolving Loan, Marquis Industries may borrow up to $15 million (based on eligibility).

The Bank of America term loan bears interest at a variable rate based on a base rate plus a margin. The current base rate is the greatest of (a) Bank of America prime rate, (b) the current federal funds rate plus 0.50%, or (c) 30-day LIBOR plus 1.00% plus the margin, which varies, depending on circumstances and as of closing was for the term component: 1.00% in excess of the base rate or 2.00% in excess of LIBOR, and for the revolving component: 0.75% in excess of the base rate or 1.75% in excess of LIBOR. Monthly payments to Bank of America are approximately $79,000 plus accrued interest. The term component is due and payable in July 2020, which is when the revolving component terminates.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021 (six months after the final payments are due under the Bank of America Term and Revolving Loan).

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

We have estimated net deferred income tax assets (net of valuation allowances) of $0 at June 30, 2015 and September 30, 2014. A full valuation allowance has been established against all net deferred tax assets as of June 30, 2015 and September 30, 2014 based on estimates of recoverability. While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business lines. Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

Results of Operations

The following sets forth a discussion of our financial results for the three and nine months ended June 30, 2015 as compared to the three and nine months ended June 30, 2014. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below. Generally, the significant changes in the results of operations when compared to the prior periods as noted below is a result of the acquisitions we made in fiscal 2014.

Revenues

	Revenues
	2015	2014	Change	Percent

Three Months Ended June 30	$2,939,405	$2,674,406	$264,999	10%
Nine Months Ended June 30	$15,210,436	$3,945,897	$11,264,539	285%

Revenues for the three and nine months ended June 30, 2015 increased by $264,999 and $11,264,539, respectively, as compared to the three and nine months ended June 30, 2014, primarily due to the acquisition we made in fiscal 2014. Revenue from our online marketplace platform segment increased from $2,197,324 and $2,361,716 for the three and nine months ended June 30, 2014 to $2,565,330 and $14,042,094 for the three and nine months ended June 30, 2015. We expect revenue from this segment to increase in the future. Revenue from our legacy and merchants’ services segment decreased from $477,082 and $1,584,181 for the three and nine months ended June 30, 2014 to $374,075 and $1,168,342 for the three and nine months ended June 30, 2015. We expect revenue from this segment to continue to decrease in the future.

Cost of Revenues

	Cost of Revenues
	2015	2014	Change	Percent

Three Months Ended June 30	$1,796,359	$2,379,458	$(583,099)	(25%	)
Nine Months Ended June 30	$8,895,338	$2,746,465	$6,148,873	224%

Cost of revenues increased/(decreased) for the three and nine months ended June 30, 2015 as compared to the three and nine months ended June 30, 2014, by $(583,099) and $6,148,873. The decrease in cost of revenue for the three months ended June 30, 2015 compared to the same period in the prior year is due to us selling products with higher margins. The increase in cost of revenue for the nine months ended June 30, 2015 is primarily due to increase in revenue from as a result of our acquisitions in fiscal 2014. Cost of revenue were 58.5% and 69.6% of net revenues for the nine months ended June 30, 2015 and 2014, respectively, a decrease of 11.1%. The decrease is due to us selling higher margin products in fiscal 2015.

Gross Profit

	Gross Profit
	2015	2014	Change	Percent

Three Months Ended June 30	$1,143,046	$294,948	$848,098	288%
Nine Months Ended June 30	$6,315,098	$1,199,432	$5,115,666	427%

Gross profit increased for the three and nine months ended June 30, 2015 by $848,098 and $5,115,666, as compared to the three and nine months ended June 30, 2014, respectively, primarily due to the increase in revenues described above. The gross profit percentage for nine months ended June 30, 2015 was 41.5% compared to 30.4% for the nine months ended June 30, 2014. Our gross profit percentage from our legacy and merchants’ services and online marketplace platform segments were 37.5% and 89.6%, respectively for the nine months ended June 30, 2015 as compared to (4.2)% and 82.0%.

General and Administrative Expenses

	General and Administrative Expenses
	2015	2014	Change	Percent

Three Months Ended June 30	$3,941,273	$1,606,928	$2,334,345	145%
Nine Months Ended June 30	$7,429,372	$3,658,497	$3,770,875	103%

General and administrative expenses increased for the three and nine months ended June 30, 2015 as compared to three and nine months ended June 30, 2014 by $2,334,345 and $3,770,875. The increase for the three and nine months ended June 30, 2015 compared to the same period in 2014 is principally a result of the three acquisitions that we made during fiscal 2014 which include increases payroll and related benefits, professional fees, rent and utilities, services and fees, office and supplies expenses, and other corporate expenses associated with our office operations. In addition, during the quarter ended June 30, 2015 we issued 600,000 shares of our common stock to two of our executives valued at $1,518,000 as a bonus for services rendered during fiscal years 2012, 2013 and 2014. We also issued 187,358 shares of our common stock to employees and consultants for for services rendered valued at $490,559.

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2015	2014	Change	Percent

Three Months Ended June 30	$899,526	$159,555	$739,971	464%
Nine Months Ended June 30	$4,540,708	$409,061	$4,131,647	1010%

Sales and marketing expensed increased for the three and nine months ended June 30, 2015 as compared to three and nine months ended June 30, 2014 primarily due to expenses associated with marketing activities of our recently purchased acquisitions.

Impairment of Intangible Assets

	Impairment of Intangible Assets
	2015	2014	Change	Percent

Three Months Ended June 30	$445,884	$–	$445,884	n/a
Nine Months Ended June 30	$445,884	$–	$445,884	n/a

During the quarter ended June 30, 2015, we determined that certain of our intangible assets were impaired and took a charge to earnings of $445,884. There were no such charges during 2014.

Operating Loss

	Operating Loss
	2015	2014	Change	Percent

Three Months Ended June 30	$(4,143,637)	$(1,471,535)	$(2,672,102)	37%
Nine Months Ended June 30	$(6,100,866)	$(2,868,126)	$(3,232,740)	37%

The increase in operating loss for the nine months ended June 30, 2015 as compared to nine months ended June 30, 2014 resulted from a variety of factors, including increases in, general and administrative expenses and sales and marketing expenses, resulting from our recent acquisitions of three businesses.

Total Other Income (Expense)

	Total Other Income (Expense)
	2015	2014	Change	Percent

Three Months Ended June 30	$(64,754)	$(70,366)	$5,612	(8%	)
Nine Months Ended June 30	$(4,150,179)	$(57,787)	$(4,092,392)	7082%

The large increase in other expense in the nine months ended June 30, 2015 as compared to nine months ended June 30, 2014 was primarily due to interest expense incurred during the nine months ended June 30, 2015, relating to the amortization of debt discounts, the issuance of warrants upon the conversion of debt and the issuance of common stock for the original issue discount on a $10 million credit facility.

Net Loss

	Net Loss
	2015	2014	Change	Percent

Three Months Ended June 30	$(4,208,391)	$(1,541,901)	$(2,666,490)	173%
Nine Months Ended June 30	$(10,251,045)	$(2,925,913)	$(7,325,132)	250%

The increase in the net loss for the nine months ended June 30, 2015, as compared to the net loss for the nine months ended June 30, 2014 was primarily attributable to changes in other expense, as described above.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used in operating activities was $1,495,334 for the nine months ended June 30, 2015 as compared to $4,031,768 for the same period in 2014. This change was due to an increase of $7,325,132 in our net loss, partially offset by an increase of non-cash expenses of $7,393,982 which during the nine months ended June 30, 2015 included $2,194,013 of interest expense associated with convertible debt and warrants, $2,004,202 of interest expense associated with loan fees, $2,008,559 of common stock issued for services, $445,884 of impairment of intangible assets, depreciation expense and bad debt expense. Cash flows from operations were also impacted by a decrease of approximately $613,376 in changes in working capital and other assets in the nine months ended June 30, 2015 as compared to the same period in 2014. This working capital variance resulted primarily from the changes in accounts receivable, accounts payable and accrued liabilities. Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings. Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the nine months ended June 30, 2015 consisted of $52,985 of expenditures for intangible assets and $43,453 of purchases of equipment. Our cash flows used in investing activities during the nine months ended June 30, 2014 consisted of $324,116 for the acquisition of a business, $11,669 of expenditures for intangible assets and $46,427 of purchases of equipment.

Cash Flows from Financing Activities

Our cash flows from financing activities during the nine months ended June 30, 2015 consisted of $538,441 from the sale of shares of our common stock, $100,000 from issuances of convertible debt offset by repayment of a note payable of $556,047.

Working Capital

We had working capital of $6,062,624 as of June 30, 2015 compared to working capital of $9,497,200 as of September 30, 2014 with current assets decreasing by $3,434,652 and current liabilities decreasing by $76 from September 30, 2014 to June 30, 2015. Such changes in working capital are primarily attributable to the increase in our operating net loss and the results of our financing activities.

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

Future Sources of Cash; New Products and Services

We will require additional capital to finance our planned business operations as we continue to build and market our LiveDeal.com, fund our growing operations, and develop other new products. In addition, we may require additional capital to finance acquisitions or other strategic investments in our business. Other sources of financing may include stock issuances; additional loans (for example, through our sale and issuance of convertible notes pursuant to the $10 million line of credit that we entered into in January 2014, as amended); or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders. If we are unable to generate positive cash flows or raise additional capital in a timely manner or on acceptable terms, we may (i) not be able to make acquisitions or other strategic investments in our business, (ii) modify, delay or abandon some or all of our business plans, and/or (iii) be forced to cease operations.

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

Off-Balance Sheet Arrangements

At June 30, 2015, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of June 30, 2015, our annual results of operations or cash flows, or our liquidity.

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

LiveDeal, Inc.

Dated: August 14, 2015	/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

