Form 10-K
period 2015-09-30
LIVE VENTURES Inc
filed 2016-01-13
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ____________

Commission File Number: 001-33937

Live Ventures Incorporated

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 31, 2015 was $11,217,554.

The number of shares outstanding of the registrant’s common stock, as of December 31, 2015, was 16,909,933 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

LIVE VENTURES INCORPORATED

FORM 10-K

For the year ended September 30, 2015

i

Forward-Looking Statements

This Annual Report on Form 10-K may include certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We may also make forward-looking statements in other reports filed with the Securities and Exchange Commission (“the SEC”), in materials delivered to our stockholders, in press releases, or in oral or written statements made by our management. These forward-looking statements, which are often characterized by the terms “may,” “believes,” “projects,” “expects,” “plans”, or “anticipates,” do not reflect historical facts but instead are based on our current assumptions and predictions regarding future events, such as business and financial performance. Specific forward-looking statements contained in this Annual Report include, but are not limited to, our (i) belief in the continued growth of internet usage, particularly via mobile devices, and demand for web-based marketing; (ii) belief in the continued growth in the demand for local search and information, (iii) belief that small and medium businesses will continue to outsource their online marketing efforts to third parties; (iv) belief that we can cost-effectively expand into other cities due to the scalability of the LiveDeal.com platform; (v) belief that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the company with sufficient liquidity for the next 12 months; and (vi) belief that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.

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

Any information contained on our website (www.live-ventures.com) or any other websites referenced in this Annual Report are not a part of this Annual Report.

PART I

ITEM 1. Business

Our Company

Live Ventures Incorporated is a holding company for diversified businesses. Commencing in fiscal year 2015, we began a strategic shift in our business plan away from providing online marketing solutions for small and medium business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. Prior to that shift, we primarily promoted online marketing solutions to small and medium businesses to help them boost customer awareness, gain visibility and manage their online presence under our Velocity Local™ brand. In 2013 we launched LiveDeal.com, real-time “deal engine” that connects restaurants across the United States and consumers via an platform. The LiveDeal.com platform targets restaurants in cities across the United States to help them use the platform to attract new customers. In addition, through our subsidiary, ModernEveryday, we maintain an online consumer products retailer.

We continue to actively develop, revise and evaluate our products, services and our marketing strategies in our businesses. As a result of the shift in our strategy, as of the fiscal year ended September 30, 2015, we decided to cease operating Live Goods, DealTicker and we discontinued our suite of online presence marketing products and solutions under the Velocity Local™ brand. Due to the shift in our business to diversifying our operations by acquiring businesses in several industries, we expect that revenues from our online marketplace business segment and our legacy products will be continue to be diluted in the coming months and years.

Under the Live Ventures brand we seek opportunities to acquire profitable and well-managed companies. We will work closely with consultants who will help us identify target companies that fit within the criteria we have established for opportunities that will provide synergies with our businesses.

Products and Services

Manufacturing and Industrial Products Segment

Marquis Industries, Inc.

In July 2015, we acquired a majority interest in Marquis Industries, Inc., a Georgia corporation, through our partially-owned subsidiary, Marquis Affiliated Holdings LLC. Marquis Industries is a leading carpet manufacturer and a manufacturer of innovative yarn products, as well as a reseller of hard surface flooring products. Over the last decade, Marquis has been an innovator and leader in the value-oriented polyester carpet sector, which is currently the market’s fastest-growing fiber category. We focus on the residential, niche commercial, and hospitality end-markets and serve over 2,000 customers.

Since its founding in 1990, Marquis has built a strong reputation for outstanding value, styling, and customer service. Its innovation has yielded products and technologies that differentiate its brands in the flooring marketplace. Marquis’s state-of-the-art operations enable high quality products, unique customization, and exceptionally short lead-times. Furthermore, the Company has recently invested in additional capacity to grow several attractive lines of business, including printed carpet and yarn extrusion. Through its A-O Division, utilizes its state-of-the-art yarn extrusion capacity to market monofilament textured yarn products to the artificial turf industry.

We operate our business through 14 divisions, each specializing in a distinct area of the business. Best Buy Flooring Source is the largest of all of the operating divisions with sales to over 2,000 carpet dealers. The following is a breakdown of each division and the specialized products sold:

Division	Products and/or Services
Best Buy flooring Source	All forms of carpets to dealers
Marquis Carpet	Carpet products to home centers
Best Buy Hard surface	Hard surface products manufactured by third parties to dealers
A-O Industries	Monofilament nylon, polypropylene and polyethylene yarns for the outdoor turf industry
Omega Pattern Works	Specialty printed carped to the entertainment industry (bowling alleys, fund centers, movie theaters, casinos)
Astro Carpet Mills	Specialty printed carped to the entertainment industry and artificial turf
Artisans Hospitality	Carpets to commercial and hospitality markets
Artisans Carpet	Carpets to carpet distributors
Trendsetters Rug	Development stage – printed carpets for educational markets
Dalton Carpet Depot	Sells specials and off grade carpet products to dealers
M&M Fibers	Extrusion carpet fiver division supplying raw material to Marquis
Quantum Textiles	Internal twisting and heat set yarn plant – some commission work for local mills
B&H Tufters	Internal tufting operations

Products

Carpets & Rugs

Marquis is a top 10 residential carpet manufacturer in the US and also produces innovative commercial products. Marquis has 21 running line styles offering outstanding quality and value. It also offers special value in polyester styles and residential nylon roll buy. Beginning in 2014, Marquis offered eight new carpet styles with 6.8 twists or better, six styles in ¼ gauge construction and to with a 1/8 gauge construction. These styles have some of the best performance ratings in the industry.

Hard Surfaces

In the past 10 years, Marquis has developed one of the strongest and most competitive, high styled hard surface lines on the market. The Best Buy Hard Surface running line is a mainstream line up of high styled luxury vinyl tile, several unique laminates and hand scraped engineered wood along with six individual series of vinyl. Best Buy Hard Surface also features hundreds of rolls of vinyl specials at promotional prices.

Yarns

Through it’s A-O Division, Marquis uses state-of-the-art yarn extrusion capacity to market monofilament textured yarn products to the artificial turf industry.

Industry and Market

Marquis is a significant flooring manufacturer within a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2013, the US floor covering industry had an estimated $20.0 billion in sales, up 6.6 % over 2012’s sales of $18.8 billion, which was an increase of 4.8% over 2011 sales of $17.9 billion. The US market represents only about 9% of world floor covering sales, which were estimated to be $208 billion in 2012.

Flooring covering sales are influenced by the homeowner remodeling and residential builder markets, existing home sales and housing starts, average house size and home ownership. In addition, the level of sales in the floor covering industry is influenced by consumer confidence, spending for durable goods, the condition of residential and commercial construction, and overall strength of the economy.

Our Market

Carpet and Rugs

The carpet and rug industry had shipments of $10.4 billion in 2013 in the U.S., up 6.5% from 2012. The industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry. The industry has two primary-sub-markets, replacement and new construction, with replacement being the significant industry factor. Approximately 60% of industry shipments are made in response to residential replacement demand.

Residential products consist of broadloom carpets and rugs in a broad range of styles, colors and textures. Commercial products consist primarily of broadloom carpet and modular carpet tile for a variety of institution al applications such as office buildings, restaurant chains, schools and other commercial establishments. The carpet industry also manufactures carpet for the automotive, recreational vehicle, small boat and other industries.

The Carpet and Rug Institute (the "CRI") is the national trade association representing carpet and rug manufacturers. Information compiled by the CRI suggests that the domestic carpet and rug industry is comprised of fewer than 100 manufacturers, with a meaningful percentage of the industry's production concentrated in a limited number of manufacturers focused on the lower end of the price curve.

Hard Surfaces

Hard flooring surfaces such as ceramic, vinyl, hardwood, stone, and laminate have shipments of $9.6 billion in 2013 in the U.S., up 6.8% from 2012. As with carpet and rugs, the market is split between residential / commercial and replacement / new construction with residential replacement being the largest segment of the market.

Synthetic Turf

Northwest Georgia has become host to a relative of the carpet industry -a thriving synthetic turf industry. Early versions of fake grass, in domed and open-air sports stadiums, used to be referred to as "carpet" by the athletes who played upon it. Today it's more like a manmade organism, with advanced underlay, cushioning and drainage systems. AstroTurf, the granddaddy of artificial turf, is headquartered in Dalton, GA. Other major turf players in Georgia include Challenger Industries, Controlled Products, Synthetic Turf Resources, and Grass-Tex. Marquis, through its A-O Industries division, has developed significant yarn extrusion expertise and services the synthetic turf industry through the sale of highest quality yarns. Marquis is the only company in the industry able to efficiently perform certain texturizing processes that are valued by turf manufacturers.

Competition

Marquis is a fully integrated carpet mill, and as a result it is able to produce carpet at the lowest cost possible for its target price point. Marquis offers a one stop shop for soft and hard surface products, allowing its customers to save time and receive exceptional service. The company offers innovative products and has quick turnaround times turning a new product in two weeks from conception to delivery. The principal methods of competition are service, quality, price, product innovation and technology. Marquis’ lean operating structure plus investments in manufacturing equipment, computer systems and marketing strategy contribute to its ability to provide exceptional value on the basis of performance, quality, style and service, rather than just competing on price.

Raw Materials and Suppliers

Our suppliers include Honeywell, DAK, Global Backing and Mattex. We believe that we will have access to an adequate supply of raw material on satisfactory commercial terms for the foreseeable future. We are not dependent on any one supplier.

Customers

Marquis sells products to flooring dealers, home centers, other flooring manufacturers and directly to the end user. Approximately 70% of sales are to a network of over 2,000 flooring dealers across several different end markets, geographies, and product lines. Management believes that the dealer market is the most profitable market for its products because it’s a diversified customer base that values innovation, style and service. Dealer networks typically allow the Company to achieve higher margin, lower volume accounts. We have only one customer whose sales represent more than 10% of Marquis’ total revenues. As a result we are not dependent on any one customer to sustain our revenue. Although we also sell our products to a limited number of retailers, sales to those retailers make up a very small percentage of Marquis’ revenue.

Manufacturing

Marquis has a manufacturing facility with state-of-the-art equipment in all phases of its vertically integrated production, from extrusion of yarn to yarn processing to tufting carpet. Marquis manufactures high quality products and offer unique customization with exceptionally short lead-times. Marquis has recently invested in new, efficient equipment to expand it yarn extrusion capacity to enter new markets. The new equipment allows Marquis to reduce production costs and increase margins. Marquis has existing capacity to grow sales by 25% without additional investment.

Marketing

The Company has a team of 23 full-time salespeople who constantly deepen customer relationships throughout its markets.

Online Marketplace Platform Segment

LiveDeal.com

In September 2013, we launched LiveDeal.com. LiveDeal.com is a real-time “deal engine” connecting restaurants with consumers. LiveDeal.com provides marketing solutions to restaurants to boost customer awareness and merchant visibility on the Internet. Restaurants can sign up to use the LiveDeal platform at our website.

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

We were best known for migrating print yellow pages to the Internet in 1994 and began to develop the model for LiveDeal.com after having worked closely with well-known publishers in the daily deal market. In mid-2013, we tested the beta platform in a number of cities, and the model has been well received by restaurants, consumers, and various restaurant associations.

During fiscal 2014 we acquired three business that offer consumer products. We incorporated the sale of consumer products into our livedeal.com platform to increase our product offering. Below is a brief description of the businesses purchased in fiscal 2014:

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

DA Stores Asset Acquisition

On March 7, 2014, Live Goods acquired substantially all of the assets of DA Stores, LLC, a furniture retailer, which included inventory and equipment, furniture, software, hardware, and domain names. As of the fiscal year ended September 30, 2015, we decided to cease operating Live Goods.

DealTicker™

On May 6, 2014, Live Goods acquired DealTicker, an online platform company in the retail industry offering discounted products and services in the US and Canada This acquisition increased our ability to sell consumer goods online. For strategic reasons, we closed the operations of DealTicker.

Promotional Marketing

In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under what was previously our Velocity Local™ brand, which we refer to as online presence marketing. In September 2015, we sold all of the assets of Velocity Local,and discontinued the business.

Our target customers were SMB owners who work long hours to deliver real value to their customers in their own communities that do not have the time or expertise to develop the powerful, multi-faceted, online marketing and advertising programs necessary for successful online marketing. We sourced local special deals and activities for SMBs. We offered our clients a solution that utilizes our business channels to market our clients’ products and services to potential customers.

Prior to our launch of LiveDeal.com, our business strategy included partnering established strategic publishing partners to publish and sell our client’s deals in exchange for a share of the revenue. We had entered into sourcing agreements with several reputable publishers who have large user bases, including Travelzoo, Google Local, and Amazon, and act as an intermediary to connect SMBs to our publishing partners. Our business relied in part on the ability of our partners to display our clients’ deals to a large, relevant audience and to sell the offers. However, with the launch of LiveDeal.com, we focused our promotional marketing efforts and offer a substantial portion of those products and services through our own proprietary platform.

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

Corporate Offices

Our principal offices are located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this report) is located at www.livedeal.com.

Employees

As of September 30, 2015, we had 300 full-time employees and two part-time employees in the United States, none of whom is covered by a collective bargaining agreement.

ITEM 1A. Risk Factors

An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other risks and information described in this report. The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investments. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements for the fiscal year that ended on September 30, 2015 and related notes.

RISKS RELATION TO OUR RESULTS OF OPERATIONS AND BUSINESS GENERALLY

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

We anticipate that significant expansion of our present operations will be required to capitalize on potential growth in market opportunities, and that this expansion will place a significant strain on our management, operational and financial resources. In order to manage our growth, we will be required to continue to implement and improve our operational, marketing and financial systems, to expand existing operations, to attract and retain superior management and personnel, and to train, manage and expand our employee base. We may not be able to expand our operations effectively, our systems, procedures and controls may be inadequate to support our expanded operations, and our management may fail to implement our business plan successfully.

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

We may be exposed to litigation, claims and other legal proceedings in the relating to its products, which could have a material adverse effect on the Company’s business.

In the ordinary course of business, we may be subject to a variety of product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, intellectual property infringement and other matters. A very large claim or several similar claims asserted by a large class of plaintiffs could have a material adverse effect on our business, if we are unable to successfully defend against or resolve these matters or if its insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance, the policies may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels. Moreover, adverse publicity arising from claims made against us, even if the claims are not successful, could adversely affect our reputation or the reputation and sales of our products.

If we are not able to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, which could cause our stock price to fall or result in our stock being delisted.

Effective internal controls are necessary for us to provide reliable and accurate financial reports. We will need to devote significant resources and time to comply with the requirements of Sarbanes-Oxley with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess the design and operating effectiveness of our controls over financial reporting. Our ability to comply with the annual internal control report requirement will depend on the effectiveness of our financial reporting and data systems and controls across our company and our operating subsidiaries. We expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Capital Market, either of which would harm our stock price.

Risks Related to Our New Business Strategy

We may experience certain risks associated with acquisitions, joint ventures and strategic investments.

We intend to grow our business through a combination of organic growth and acquisitions. Growth through acquisitions involves risks, many of which may continue to affect us after the acquisition. We cannot give assurance that an acquired company will achieve the levels of revenue, profitability and production that we expect. Acquisitions may require the issuance of additional securities or the incurrence of additional indebtedness, which may dilute the ownership interests of existing security holders or impose higher interest costs on us.

A failure to identify suitable acquisition candidates or partners for strategic investments and to complete acquisitions could have a material adverse effect on the Company’s business.

As part of our new business strategy, we intend to pursue a wide array of potential strategic transactions, including acquisitions of complementary businesses, as well as strategic investments and joint ventures. Although we regularly evaluates such opportunities, we may not be able to successfully identify suitable acquisition candidates or investment opportunities, to obtain sufficient financing on acceptable terms to fund such strategic transactions, to complete acquisitions and integrate acquired businesses with the our existing businesses, or to manage profitably acquired businesses or strategic investments.

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

The acquisition of new businesses is costly and such acquisitions may not enhance our financial condition.

Our growth strategy is to acquire companies and identify and acquire assets and technologies from companies in various industries that have a demonstrated history of strong earnings potential. The process to undertake a potential acquisition is time-consuming and costly. We expend significant resources to undertake business, financial and legal due diligence on our potential acquisition target and there is no guarantee that we will acquire the company after completing due diligence. Any future acquisitions will be subject to a number of challenges, including:

•	Diversion of management time and resources and the potential disruption of our ongoing business;
•	Difficulties in maintaining uniform standards, controls, procedures and policies;
•	Potential unknown liabilities associated with acquired businesses;
•	Difficulty of retaining key alliances on attractive terms with partners and suppliers;
•	Difficulty of retaining and recruiting key personnel and maintaining employee morale

Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to undisclosed or potential liabilities of acquired companies. To the extent that the goodwill arising from the acquisitions carried on the financial statements do not pass the annual goodwill impairment test, excess goodwill will be charged to future earnings.

Because we do not intend to use our own employees or members of management to run the daily operations at our acquired companies, business operations might be interrupted if they were to resign.

As part of our acquisition strategy, we do not use our own employees or members of our management team to operate the acquired companies. Key management at these companies has been in place for several years and has established solid relationships with their customers. Competition for executive-level personnel is strong and we can make no assurance that we will be able to retain the highly effective executive employees. Although we have entered into employment agreements with executive management and provide incentives to stay with the business after its been acquired, if such key persons were to resign we might face impairment of relationships with remaining employees or customers, and might cause long-term customers to terminate their relationships with the acquired companies.

Risks Related to the Flooring Manufacturing Business

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. Significant or prolonged declines in the U.S. or global economies could have a material adverse effect on the Company’s business.

Downturns in the U.S. and global economies, along with the residential and commercial markets in such economies, negatively impact the floor covering industry and our flooring manufacturing business. Although the difficult economic conditions have improved in the U.S., there may be additional downturns that could cause the industry to deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial remodeling or new construction activity could have a material adverse effect on our business and results of operations.

We may be unable to predict customer preferences or demand accurately, or to respond to technological developments.

We operate in a market sector where demand is strongly influenced by rapidly changing customer preferences as to product design and technical features. Failure to quickly and effectively respond to changing customer demand or technological developments could have a material adverse effect on our business.

We face intense competition in the flooring industry that could decrease demand for our products or force us to lower prices, which could have a material adverse effect on our business.

The floor covering industry is highly competitive. We face competition from a number of manufacturers and independent distributors. Maintaining our competitive position may require substantial investments in the out product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for our products or force us to lower prices. Moreover, a strong U.S. dollar combined with lower fuel costs may contribute to more attractive pricing for imports that compete with our products, which may put pressure on our pricing. Any of these factors could have a material adverse effect on our business.

In periods of rising costs, we may be unable to pass raw materials, energy and fuel-related cost increases on to its customers, which could have a material adverse effect on our business.

The prices of raw materials and fuel-related costs vary significantly with market conditions. Although we generally attempt to pass on increases in raw material, energy and fuel-related costs to our customers, our ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for our products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, our business may be materially adversely affected.

Risks Related to Our Online Marketing Business

If we do not introduce new or enhanced offerings to our customers, we may be unable to attract and retain those customers, which would significantly impede our ability to generate revenue.

Our management team actively evaluates and improves our marketing efforts and our product and service offerings, as well as contracts with new partners and hires and trains personnel for management, sales and fulfillment. Any new product offering is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale and the ability to attract and retain qualified personnel, including management and designers. Many of our contracts with third party vendors, including our strategic partnerships, permit our partners to terminate the contract, with short or no prior notice, for convenience, as well as in the event we default under the terms of the contract for failing to meet our contractual obligations.

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

Our product introductions and improvements, along with our other marketplace initiatives, are designed to capitalize on customer demands and trends. In order to be successful, we must anticipate and react to changes in these demands and trends, and to modify existing products or develop new products or processes to address them. Potential customers may not subscribe to our current offerings or other online marketing products and services that we may offer in the future, or may discontinue use . if they find these products and services to be too costly, or ineffective for meeting their business needs than other methods of advertising and marketing. Our business, prospects, financial condition or results of operations will be materially and adversely affected if we do not execute our strategy or our products and services are not adopted by a sufficient number of customers.

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

We face intense competition from companies that provide online marketing services with greater resources, which could adversely affect our growth and could lead to decreased revenues.

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

Our internet business is subject to an uncertain and developing regulatory environment.

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

Isaac Capital Group LLC (ICG) is the beneficial owner of approximately 43.3% of our outstanding shares of common stock. Jon Isaac, our Chairman, CEO and President, is the President and sole member of ICG and accordingly has the sole power to vote the shares of our common stock owned by ICG, and as a result, is able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. Moreover, such a concentration of voting power could have the effect of delaying or preventing a third party from acquiring us at a premium. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stock ownership.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We lease approximately 11,000 square feet of space located at 325 East Warm Springs Road, Suite 100, Las Vegas Nevada, which we utilize as principal executive and administrative officers and our call center. We currently pay approximately $13,000 in monthly rent for the call center, which is subject to annual increases. Our lease for this space ends on approximately February 29, 2016; however, we have the option to extend the lease for two additional lease terms of three years each. We also lease space in San Diego, California, where we utilize approximately 1,600 square feet. This office is currently being provided to us by a company that is a related party to the Isaac Capital Group LLC, one of our largest stockholders which is owned by Jon Isaac, our President and CEO and a director.

Marquis operates out of eight buildings. Of the eight, only one property is leased. We are in the process of selling all of the owned properties with the intent to secure long-term leases for each of those properties from the new owners. We have listed the properties for sale for a total of $13 million.

Location	Purpose	Payment
2743 Highway 76 Chatsworth, GA	Corporate offices and warehouse 25,930 sq ft on 2.9 acres	Owned in fee
325 Smyrna Church Rd. Chatsworth, GA	Warehouse 31,682 sq ft. on 2 acres	Owned in fee
242 Treadwell Rd. Chatsworth, GA	Office and storage 37,000 on 3.1 acres	Owned in fee
1978 HW 52 Alt. Chatsworth, GA	Tufting Department 68,000 sq. ft. on 4.3 acres	Owned in fee
1642 Duvall Rd. Chatsworth, GA	Machine Storage and Forklift 30,716 sq. ft. on 1.5 acres	Owned in fee
1805 South Hamilton Dalton, GA	Storage and Extrusion 51,000 sq. ft. on 10.8 acres	Owned in fee
2669 Lakeland Rd. Dalton, GA	Yarn Processing Facility 74,546 sq. ft. on 5.85 acres	Owned in fee
716 River Street Calhoun, GA	Offices 100,000 sq. ft. on 9.1 acres	5 year lease with 2 options to renew, current monthly lease $18,562

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

On October 1, 2013, the Arizona Court of Appeals affirmed in part and reversed in part on the principal damages and remanded the matter for judgment. Subsequently, the Maricopa County Superior Court entered Judgment on Mandate against the Company in the principal sum of $46,636.31 and attorneys’ fees of $5,624.40, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. Therefore the matter is concluded. We are not aware of any post-judgment collection activity, which has been undertaken. As of September 30, 2015, the payment of this judgment has not been paid and the Company recorded an accrual of $52,261 related to this matter.

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

	Quarter Ended	High	Low
2015	October 1 – December 31, 2014	$3.92	$2.09
	January 1 – March 31	$3.78	$2.83
	April 1 – June 30	$3.36	$2.48
	July 1 – September 30	$2.58	$1.43

2014	December 31, 2013	$4.29	$2.77
	January 1, 2014 – February 11, 2014	22.19	4.21
	February 12, 2014 - March 31, 2014	$9.48	$6.75
	June 30, 2014	$7.89	$2.38
	September 30, 2014	$4.90	$2.90

Holders of Record

On December 31, 2015, there were approximately 134 holders of record of our common stock according to our transfer agent. We have no record of the number of stockholders who hold their stock in “street name” with various brokers.

Dividend Policy

We have one class of authorized preferred stock (Series E Preferred Stock), of which there are currently 127,840 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year. At September 30, 2015, we had accrued but unpaid dividends totaling approximately $958.80. These dividends were paid in November 2015.

Presently, we do not pay dividends on our common stock. The timing and amount of future dividend payments on our common stock, if any, will be determined by our Board of Directors based upon our earnings, capital requirements and financial position, general economic conditions, alternative uses of capital, and other pertinent factors.

Issuer Purchases of Equity Securities

During our fiscal quarter ended September 30, 2015, neither we nor any “affiliated purchaser”, as defined in Exchange Act Rule 10b-18(a)(3)), repurchased any shares of our common stock.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended September 30, 2015, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part I, Item 8 of this Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Our Company

Live Ventures Incorporated is a holding company for diversified businesses, which, together with our subsidiaries, we refer to as the “Company”, “Live Ventures”, “we”, “us” or “our.” Commencing in fiscal year 2015, we began a strategic shift in our business plan away from providing online marketing solutions for small and medium business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. Prior to that shift, we primarily promoted online marketing solutions to small and medium businesses to help them boost customer awareness, gain visibility and manage their online presence under our Velocity Local™ brand. In 2013 we launched LiveDeal.com, real-time “deal engine” that connects restaurants across the United States and consumers via an platform. The LiveDeal.com platform targets restaurants in cities across the United States to help them use the platform to attract new customers. In addition, through our subsidiary, Modern Everyday, we maintain an online consumer products retailer.

We continue to actively develop, revise and evaluate our products, services and our marketing strategies in our businesses. As a result of the shift in our strategy, as of the fiscal year ended September 30, 2015, we decided to cease operating Live Goods, DealTicker and we discontinued our suite of online presence marketing products and solutions under the Velocity Local™ brand. Due to the shift in our business to diversifying our operations by acquiring businesses in several industries, we expect that revenues from our online marketplace business segment and our legacy products will continue to be diluted in the coming months and years.

Under the Live Ventures brand we seek opportunities to acquire profitable and well-managed companies. We will work closely with consultants who will help us identify target companies that fit within the criteria we have established for opportunities that will provide synergies with our businesses.

Our principal offices are located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this report) is located at www.livedeal.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

Manufacturing Segment

In July 2015, we acquired a majority interest in Marquis Industries, Inc., a Georgia corporation, through our partially-owned subsidiary, Marquis Affiliated Holdings LLC, Marquis Industries is a leading carpet manufacturer and a manufacturer of innovative yarn products, as well as a reseller of hard surface flooring products. Over the last decade, Marquis has been an innovator and leader in the value-oriented polyester carpet sector, which is currently the market’s fastest-growing fiber category. We focus on the residential, niche commercial, and hospitality end-markets and serve over 2,000 customers.

Since its founding in 1990, Marquis has built a strong reputation for outstanding value, styling, and customer service. Its innovation has yielded products and technologies that differentiate its brands in the flooring marketplace. Marquis’s state-of-the-art operations enable high quality products, unique customization, and exceptionally short lead-times. Furthermore, the Company has recently invested in additional capacity to grow several attractive lines of business, including printed carpet and yarn extrusion. Through its A-O Division, utilizes its state-of-the-art yarn extrusion capacity to market monofilament textured yarn products to the artificial turf industry.

Online Marketplace Platform Segment

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

In order to leverage our consumer base, during fiscal 2014 we acquired three business that offer consumer products. We plan to incorporate the sale of consumer products into our livedeal.com website to make it a vertically integrated one-stop shop for all the needs of the everyday consumer. Below is a brief description of the businesses purchased in fiscal 2014.

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

Business Acquisition

On July 6 and July 7, 2015, we, through our newly formed, wholly-owned subsidiary, Live Ventures, Inc. (“Live Ventures”), entered into a series of agreements in connection with our indirect purchase of Marquis Industries, Inc., a Georgia corporation (“Marquis Industries”), and its subsidiaries. Marquis Industries is a specialty, high-performance carpet yarn manufacturer, hard-surfaces re-seller, and top 10 high-end residential carpet manufacturer in the United States. The purchase and financing transactions were, in the aggregate, valued at approximately $30 million. The purchase was effectuated between Marquis Affiliated Holdings LLC, a Delaware limited liability company (“Marquis Holdings”) that is 80% owned by Live Ventures. The remaining 20% of Marquis Holdings is owned by the former owners of Marquis Industries. In connection with the purchase and finance transaction, various persons and entities entered into a series of agreements (each of which is dated on or about July 6, 2015, with funding occurring on July 6 and July 7, 2015).

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

Product Revenue

We derive product revenue primarily from direct revenue and fulfillment partner revenue from product sales. Product revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue related to product sales is recognized when the above four criteria are met.

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

Manufacturing Revenue

Revenues, including shipping and handling amounts, are recognized when the following criteria are met: there is persuasive evidence that a sales agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title to the goods and assumes the risks and rewards of ownership, which is generally on the date of shipment. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers.

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

Stock-Based Compensation

From time to time we grant restricted stock awards and options to employees, non-employees and our executives and directors. Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

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

We have estimated net deferred income tax assets (net of valuation allowances) of $0 at September 30, 2015 and September 30, 2014. A full valuation allowance has been established against all net deferred tax assets as of September 30, 2015 and September 30, 2014 based on estimates of recoverability. While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business lines. Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

For the year ended September 30, 2015, Marquis Industries, Inc. and subsidiaries is required to file a separate income return, and therefore, the income generated by these subsidiaries cannot be offset against the Company’s net operating losses.

Results of Operations

The following sets forth a discussion of our financial results for the year ended September 30, 2015 as compared to the year ended September 30, 2014. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below. Generally, the significant changes in the results of operations when compared to the prior periods as noted below is a result of the acquisition of Marquis Industries we made in July 2015.

Revenues

	Revenues
	2015	2014	Change	Percent

Year Ended September 30	$33,369,866	$7,265,276	$26,104,590	359%

Revenues for the year ended September 30, 2015 increased by $26,104,590, as compared to the year ended September 30, 2014, primarily due to the acquisition we made of Marquis Industries in July 2015. Revenue from our manufacturing segment increased from $0 for the year ended September 30, 2014 to $16,006,683 for the year ended September 30, 2015. We expect to generate approximately $60-65 million in annual revenues from this segment. Revenue from our online marketplace platform segment increased by $10,597,940 or 201% from $5,270,508 for the year ended September 30, 2014 to $15,868,448 for the year ended September 30, 2015. The significant increase is due to only 1.5 months of revenue from our acquisition of Modern Everyday in August 2014 were included in 2014 results versus a full 12 months in 2015. Revenue from our legacy and merchants’ services segment decreased by $500,033 or 25% from $1,994,768 for the year ended September 30, 2014 to $1,494,735 for the year ended September 30, 2015. We expect revenue from this segment to continue to decrease in the future.

Cost of Revenues

	Cost of Revenues
	2015	2014	Change	Percent

Year Ended September 30	$22,115,472	$5,226,637	$16,888,835	323%

Cost of revenues increased for the year ended September 30, 2015 as compared to the year ended September 30, 2014, by $16,888,835. The increase in cost of revenue for the year ended September 30, 2015 is primarily due to increase in revenue as a result of our acquisition of Marquis Industries in July 2015. Cost of revenue were 66.3% and 71.9% of net revenues for the years ended September 30, 2015 and 2014, respectively, a decrease of 5.6%. The decrease is due to us selling higher margin products in fiscal 2015.

Gross Profit

	Gross Profit
	2015	2014	Change	Percent

Year Ended September 30	$11,254,394	2,038,639	9,215,755	452%

Gross profit increased for the year ended September 30, 2015 by $9,215,755, as compared to the year ended September 30, 2014, primarily due to the increase in revenues from our acquisition of Marquis Industries in July 2015. The gross profit percentage for year ended September 30, 2015 was 33.7% compared to 28.1% for the year ended September 30, 2014. Our gross profit percentage from our legacy and merchants’ services segment was 89.9% and 80.4% for the years ended September 30, 2015 and 2014, respectively, and our gross profit percentage for our online marketplace platform segment was 36.1% and 8.3% for the years ended September 30, 2015 and 2014, respectively. Our gross profit percentage from our newly acquired manufacturing segment was 26.2%. We were able to significantly improve our gross margin for our online marketplace platform segment by reducing our product costs and focusing on selling higher margin products.

General and Administrative Expenses

	General and Administrative Expenses
	2015	2014	Change	Percent

Year Ended September 30	$10,992,356	$5,644,218	$5,348,138	95%

General and administrative expenses increased for the year ended September 30, 2015 as compared to year ended September 30, 2014 by $5,348,138. The increase for the year ended September 30, 2015 compared to the same period in 2014 is principally a result of the acquisition of Marquis Industries in July 2015 that incurred $2,234,855 in general and administrative expenses. In addition, during the year ended September 30, 2015 we issued 600,000 shares of our common stock to two of our executives valued at $1,518,000 as a bonus for services rendered during fiscal years 2012, 2013 and 2014. We also issued 191,136 shares of our common stock to employees and consultants for services rendered valued at $498,059. In addition we issued 450,000 options to one of our executives that resulted in a charge to earnings of $636,142 during the year ended September 30, 2015.

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2015	2014	Change	Percent

Year Ended September 30	$6,684,833	$893,705	$5,791,128	648%

Sales and marketing expense increased for the year ended September 30, 2015 as compared to year ended September 30, 2014 primarily due to expenses associated with marketing activities of our acquisition of Marquis Industries and a full 12 months of sales and marketing expense for Modern Everyday for the year ended September 30, 2015 compared to only 1.5 months for the year ended September 30, 2014.

Impairment of Intangible Assets

	Impairment of Intangible Assets
	2015	2014	Change	Percent

Year Ended September 30	$3,713,472	$0	$3,713,472	n/a

During the year ended September 30, 2015, we determined that certain of our intangible assets and goodwill were impaired and took a charge to earnings of $3,713,472. There were no such charges during 2014.

Operating Loss

	Operating Loss
	2015	2014	Change	Percent

Year Ended September 30	$(10,136,267)	$(4,499,284)	$(5,636,983)	37%

The increase in operating loss for the year ended September 30, 2015 as compared to year ended September 30, 2014 resulted from a variety of factors, including the impairment of intangible assets, the increases in general and administrative expenses due to stock and stock options granted to executives and the sales and marketing expenses as described above.

Total Other Income (Expense)

	Total Other Income (Expense)
	2015	2014	Change	Percent

Year Ended September 30	$(4,200,018)	$(162,097)	$(4,037,921)	2491%

The large increase in other expense in the year ended September 30, 2015 as compared to year ended September 30, 2014 was primarily due to interest expense incurred during the year ended September 30, 2015, relating to the amortization of debt discounts, the issuance of warrants upon the conversion of debt and the issuance of common stock for the original issue discount on a $10 million credit facility.

Net Loss Attributable to Live Venture, Inc.

	Net Loss
	2015	2014	Change	Percent

Year Ended September 30	$(14,666,129)	$(4,661,381)	$(10,004,748)	215%

The increase in the net loss for the year ended September 30, 2015, as compared to the net loss for the year ended September 30, 2014 was primarily attributable to the impairment of intangible assets the increase in general and administrative expenses and other expense, as described above.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at September 30, 2015 was $2,727,818 compared to $8,114,682 at September 30, 2014, a decrease of $5,386,864. The principal reason for this decrease was the cash used to purchase Marquis Industries, Inc. in July 2015.

Cash Flows from Operating Activities

Net cash used in operating activities was $1,019,318 for the year ended September 30, 2015 as compared to $5,194,654 for the same period in 2014. This change was due to an increase of $10,050,904 in our net loss, partially offset by an increase of non-cash expenses of $10,468,007 which during the year ended September 30, 2015 included $2,198,003 of interest expense associated with convertible debt and warrants, $2,004,202 of interest expense associated with loan fees, $2,016,059 of common stock issued for services, $3,713,472 of impairment of intangible assets and goodwill. Cash flows from operations were also impacted by a decrease of approximately $3,382,233 in changes in working capital and other assets in the year ended September 30, 2015 as compared to the same period in 2014. This working capital variance resulted primarily from the changes in inventory and accounts payable. Our primary source of cash inflows has historically been net remittances from directory services customers processed in the form of ACH billings and LEC billings. Our most significant cash outflows include payments for general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the year ended September 30, 2015 consisted of $5,503,056 for the acquisition of a new subsidiary, net of $496,944 cash acquired; $64,820 of expenditures for intangible assets and $151,937 of purchases of equipment, offset by proceeds of $153,500 from the sale of assets. Our cash flows used in investing activities during the year ended September 30, 2014 consisted of $1,259,483 for the acquisition of a business, $19,265 of expenditures for intangible assets and $79,808 of purchases of equipment.

Cash Flows from Financing Activities

Our cash flows from financing activities during the year ended September 30, 2015 consisted of $538,441 from the sale of shares of our common stock, $1,247,185 from the issuance of notes payable, $1,200,000 contribution from noncontrolling interest, $100,000 from issuances of convertible debt offset by repayment of a note payable of $1,886,859. Our cash flows from financing activities during the year ended September 30, 2014 consisted of $13,681,054 from the sale of shares of our common stock and $823,595 from issuances of convertible debt offset by repayment of a note payable of $582,348.

Working Capital

We had working capital of $14,812,654 as of September 30, 2015 compared to working capital of $9,497,200 as of September 30, 2014 with current assets increasing by $11,999,378 and current liabilities increasing by $6,683,924 from September 30, 2014 to September 30, 2015. Such changes in working capital are primarily attributable to the increase in our operating net loss, the results of our financing activities and the acquisition of Marquis Industries in July 2015.

At-The-Market Offerings of Common Stock (Chardan Capital Markets LLC)

During the year ended September 30, 2014, we sold 3,115,147 shares of our common stock, resulting in gross proceeds of $14,093,582, in an at-the-market offering, in which Chardan Capital Markets LLC (“Chardan”) was our agent. We received net proceeds of $13,681,054. We paid Chardan a total commission of $412,528 in connection with such sales. During the year ended September 30, 2015, we sold 155,000 shares of our common stock resulting in gross proceeds of $546,652, in an at-the-market offering, in which Chardan was our agent. The Company received net proceeds of $538,441. The Company paid Chardan a total commission of $8,211 in connection with such sales.

Revolver Loan and Term Loan

In connection with the purchase of Marquis Industries Inc., we entered into an agreement with Bank of America for a Term and Revolving Loan for approximately $7.8 million for the term component and approximately $15 million for the revolving component. As part of the Bank of America Revolving Loan, Marquis Industries may borrow up to $15 million (based on eligibility). At September 30, 2015 we had $7,225,745 and $7,628,438 outstanding on the Revolver Loan and Term Loan, respectively.

Future Sources of Cash; New Products and Services

We will require additional capital to finance our planned business operations as we continue to build and market our LiveDeal.com, fund our growing operations including the recent acquisition of Marquis Industries, and develop other new products. In addition, we may require additional capital to finance acquisitions or other strategic investments in our business. Other sources of financing may include stock issuances; additional loans (for example, through our sale and issuance of convertible notes pursuant to the $10 million line of credit that we entered into in January 2014, as amended); or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders. If we are unable to generate positive cash flows or raise additional capital in a timely manner or on acceptable terms, we may (i) not be able to make acquisitions or other strategic investments in our business, (ii) modify, delay or abandon some or all of our business plans, and/or (iii) be forced to cease operations.

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

Contractual Obligations

The following table summarizes our contractual obligations consisting of operating lease agreements and debt obligations and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Notes payable	$1,443,036	$1,910,688	$11,988,151	$669,351	$16,011,226
Notes payable - related party				6,495,825	6,495,825
Lease commitments	420,704	499,434	408,364		1,328,502
Software license obligation	1,500,000				1,500,000
Total	$3,363,740	$2,410,122	$12,396,515	$7,165,176	$25,335,553

Off-Balance Sheet Arrangements

At September 30, 2015, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

Contents

Page

Report of Independent Registered Public Accounting Firms

Report of Anton & Chia, LLP	F-1

Financial Statements:

Consolidated Balance Sheets as of September 30, 2015 and 2014	F-2

Consolidated Statements of Operations for the years ended September 30, 2015 and 2014	F-3

Consolidated Statement of Changes in Equity for the years ended September 30, 2015 and 2014	F-4

Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

Live Ventures, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Live Ventures, Inc. and Subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Ventures, Inc. and Subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California

January 13, 2016

LIVE VENTURES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2015	2014

Assets
Cash and cash equivalents	$2,727,818	$8,114,682
Accounts receivable, net	8,243,992	854,583
Inventories, net	13,335,598	4,277,145
Prepaid expenses and other current assets	1,522,027	583,647
Total current assets	25,829,435	13,830,057

Property and equipment, net	12,481,901	153,114
Deposits and other assets	36,090	65,161
Intangible assets, net	1,516,930	3,071,210
Goodwill	800,000	1,169,904
Total assets	$40,664,356	$18,289,446

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$5,536,796	$2,282,887
Accrued liabilities	3,660,949	1,046,030
Income tax payable	376,000	–
Derivative liability	–	83,580
Note payable, net of debt discount	1,443,036	920,360
Total current liabilities	11,016,781	4,332,857

Notes payable, net of current portion	14,568,190	638,969
Note payable, related party	6,495,825	–
Contingent consideration from business combination	316,000	251,000
Total Liabilities	32,396,796	5,222,826

Commitment and contingencies	–	–

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at September 30, 2015 and September 30, 2014, liquidation preference $38,203	10,866	10,866
Common stock, $0.001 par value, 30,000,000 shares authorized, 16,903,014 and 14,525,248 shares issued and outstanding at September 30, 2015 and 2014, respectively	16,908	14,531
Paid in capital	52,950,945	45,038,176
Accumulated deficit	(46,665,003)	(31,996,953)
Total Live Ventures stockholders' equity	6,313,716	13,066,620
Noncontrolling interest	1,953,844	–
Total equity	8,267,560	13,066,620
Total liabilities and equity	$40,664,356	$18,289,446

The accompanying notes are an integral part of these audited consolidated financial statements.

LIVE VENTURES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2015	2014

Revenues	$33,369,866	$7,265,276
Cost of revenues	22,115,472	5,226,637
Gross profit	11,254,394	2,038,639

Operating expenses:
General and administrative expenses	10,992,356	5,644,218
Sales and marketing expenses	6,684,833	893,705
Impairment of intangible assets	3,713,472	–
Total operating expenses	21,390,661	6,537,923
Operating loss	(10,136,267)	(4,499,284)
Other expense:
Interest expense, net	(4,485,661)	(458,934)
Other income	202,063	240,565
Gain on derivative liability	83,580	56,272
Total other expense, net	(4,200,018)	(162,097)
Loss before provision for income taxes	(14,336,285)	(4,661,381)
Provision for income taxes	376,000	–
Net loss	(14,712,285)	(4,661,381)
Net income attributed to noncontrolling interest	(46,156)	–
Net loss attributed to Live Ventures, Inc.	$(14,666,129)	$(4,661,381)

Loss per share - basic and diluted:	$(0.93)	$(0.35)
Weighted average common shares outstanding:
Basic and diluted	15,765,818	13,144,248

The accompanying notes are an integral part of these audited consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total	Noncontrolling Interest	Total Equity
Balance, September 30, 2013	11,335,674	$11,335	127,840	$10,866	$30,481,179	$(27,333,647)	$3,169,733	$–	$3,169,733
Series E preferred stock dividends						(1,925)	(1,925)		(1,925)
Stock based compensation					167,985		167,985		167,985
Beneficial conversion feature on convertible debt					500,000		500,000		500,000
Issuance of common stock for services	24,427	31			9,623		9,654		9,654
Issuance of common stock for cash	3,115,147	3,115			13,677,939		13,681,054		13,681,054
Issuance of common stock for MEI purchase	50,000	50			201,450		201,500		201,500
Net loss						(4,661,381)	(4,661,381)		(4,661,381)
Balance, September 30, 2014	14,525,248	14,531	127,840	10,866	45,038,176	(31,996,953)	13,066,620	–	13,066,620
Series E preferred stock dividends						(1,921)	(1,921)		(1,921)
Stock based compensation					712,538		712,538		712,538
Repricing of stock option exercise price					54,677		54,677		54,677
Value of warrants issued with debt conversion					1,853,473		1,853,473		1,853,473
Beneficial conversion feature on convertible debt					100,000		100,000		100,000
Issuance of common stock for services	791,136	791			2,015,268		2,016,059		2,016,059
Issuance of common stock for cash	155,000	155			538,286		538,441		538,441
Issuance of common stock for conversion of debt	801,378	801			634,955		635,756		635,756
Issuance of common stock for loan fees	630,252	630			2,003,572		2,004,202		2,004,202
Fair value of noncontrolling interest								2,000,000	2,000,000
Net loss						(14,666,129)	(14,666,129)	(46,156)	(14,712,285)
Balance, September 30, 2015	16,903,014	$16,908	127,840	$10,866	$52,950,945	$(46,665,003)	$6,313,716	$1,953,844	$8,267,560

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(14,712,285)	$(4,661,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,047,752	490,256
Non-cash interest expense associated with convertible debt and warrants	2,198,003	423,968
Non-cash interest expense associated with loan fees	2,004,202	–
Non-cash change in fair value of derivative liability	(83,580)	(56,272)
Stock based compensation expense	712,538	167,985
Repricing of stock option exercise price	54,677	–
Writedown of assets		315,306
Non-cash issuance of common stock for services	2,016,059	9,654
Provision for uncollectible accounts	24,819	11,972
Reserve for obsolete inventory	255,110	–
(Gain) loss on disposal of assets	(104,966)	7,210
Impairment of intangible assets	3,713,472	–
Changes in assets and liabilities:
Accounts receivable	(152,040)	(296,520)
Prepaid expenses and other current assets	(124,550)	(400,301)
Inventories	1,913,796	(2,984,031)
Deposits and other assets	29,071	1,204
Accounts payable	(885,921)	1,444,820
Accrued liabilities	698,525	331,476
Income tax payable	376,000	–

Net cash used in operating activities	(1,019,318)	(5,194,654)

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(5,503,056)	(1,259,483)
Expenditures for intangible assets	(64,820)	(19,265)
Proceeds from the sale of assets	153,500	1,400
Purchases of property and equipment	(151,937)	(79,808)

Net cash used in investing activities	(5,566,313)	(1,357,156)

FINANCING ACTIVITIES:
Issuance of common stock for cash, net of issuance costs	538,441	13,681,054
Proceeds from notes payable	1,247,185	–
Payments on notes payable	(1,886,859)	(582,348)
Payments on preferred stock dividends	–	(17,267)
Contribution by noncontrolling interest	1,200,000	–
Proceeds from issuance of convertible debt	100,000	823,595

Net cash provided by financing activities	1,198,767	13,905,034

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,386,864)	7,353,224

CASH AND CASH EQUIVALENTS, beginning of period	8,114,682	761,458

CASH AND CASH EQUIVALENTS, end of period	$2,727,818	$8,114,682

Supplemental cash flow disclosures:
Interest paid	$24,312	$754
Income taxes paid	$–	$–
Noncash financing and investing activities:
Recognition of contingent beneficial conversion feature	$100,000	$500,000
Conversion of notes payable and accrued interest into common stock	$635,756	$–
Accrued and unpaid dividends	$1,921	$1,925

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2015 AND 2014

Note 1: Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Live Ventures, Incorporated, a Nevada corporation, and its subsidiaries (collectively the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The Company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. Under the Live Ventures brand the Company seeks opportunities to acquire profitable and well-managed companies. The Company believes that with the proper positioning and its investment capital these companies can become very profitable. Although the Company will continue to operate LiveDeal.com and our other subsidiaries that are online consumer products retailers, the Company will no longer limit its operations to the online marketplace. With its recent acquisition of Marquis Industries, Inc., the Company became engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings.

Effective October 7, 2015, the Company changed its corporate name from LiveDeal, Inc. to Live Ventures Incorporated.

Liquidity

The Company had a net loss of $14.7 million and $4.7 million for the years ended September 30, 2015 and 2014, respectively. The Company had approximately an operating cash outflow of approximately $(1.0) million and $(5.2) million for the years ended September 30, 2015 and 2014. The Company sold shares of its common stock during the years ended September 30, 2015 and 2014 for $0.5 million and $13.7 million, respectively. The Company had cash of $2.7 million as of September 30, 2015. Management believes the Company’s cash on hand and additional cash generated from operations, including the operations of Marquis, together with potential sources of cash through the issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months.

While the Company believes that its existing cash on hand plus cash generated from operations are sufficient to finance our operations for the next twelve months, there can be no assurance that the Company will generate profitability or positive operating cash flows in the near future. To the extent that the Company cannot achieve profitability or positive operating cash flows, the Company’s business will be materially and adversely affected. Further, the Company’s business is likely to experience significant volatility in its revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements and revises our strategies and responds to operating results and market conditions.

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

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and its subsidiaries as follows:

	Percentage
Company	Owned	Parent
Live Ventures, Inc.	100%	Live Ventures, Incorporated
Telco Billing, Inc.	100%	Live Ventures, Incorporated
Telco of Canada, Inc.*	100%	Telco Billing, Inc.
LiveDeal, Inc. - Santa Clara*	100%	Live Ventures, Incorporated
Local Marketing Experts, Inc.*	100%	Live Ventures, Incorporated
Velocity Marketing Concepts, Inc.	100%	Live Ventures, Incorporated
247 Marketing, Inc.*	100%	Live Ventures, Incorporated
Velocity Local, Inc.	100%	Live Ventures, Incorporated
Modern Everyday, Inc.	100%	Live Ventures, Incorporated
Modern Everyday, LLC	100%	Modern Everyday, Inc.
Super Nova, LLC	100%	Modern Everyday, Inc.
Live Goods, LLC	100%	Live Ventures, Incorporated
DealTicker, Inc.*	100%	Live Goods, LLC
Marquis Affiliated Holdings, LLC	80%	Live Ventures, Inc.
Marquis Industries, Inc.	100%	Marquis Affiliated Holdings, LLC
A-O Industries, LLC	100%	Marquis Industries, Inc.
Astro Carpet Mills, LLC	100%	Marquis Industries, Inc.
Constellation Industries, LLC	100%	Marquis Industries, Inc.
S F Commercial Properties, LLC	100%	Marquis Industries, Inc.

* these entities were inactive for more than a year and subsequently closed in October 2015 as approved by the Board of Directors on September 30, 2015.

The results of operations for Live Goods, LLC, DealTicker, Inc., Modern Everyday, Inc. and Marquis Industries, Inc. have only been included since the date of acquisition of March 7, 2014, May 5, 2014, August 24, 2014 and July 6, 2015, respectively. All intercompany transactions and balances have been eliminated in consolidation.

Noncontrolling Interest

On July 6, 2015, the Company, through MAH, acquired 80% interest in Marquis. The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets acquired and liabilities assumed.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which governs the accounting for and reporting of non-controlling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

The net income attributed to the NCI is separately designated in the accompanying consolidated statements of operations. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to attribute its share of losses even if that attribution results in a deficit NCI balance.

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

Significant estimates made in connection with the accompanying consolidated financial statements include the estimate of dilution and fees associated with LEC billings, the estimated reserve for doubtful accounts receivable, estimated forfeiture rates for stock-based compensation, fair values in connection with the analysis of goodwill and long-lived assets for impairment, fair value of derivative liability, current portion of note payable, valuation allowances against net deferred tax assets and estimated useful lives for intangible assets and property and equipment.

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

Cash and Cash Equivalents

This includes all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times, cash deposits may exceed FDIC-insured limits. At September 30, 2015 and 2014, the amount the Company had on deposit that exceeded the FDIC-insured limits was $2,471,259 and $7,508,924, respectively. The Company has not experienced any losses related to a concentration of cash or cash equivalents in an FDIC insured financial institution.

Accounts Receivable

The Company grants credit to customers under credit terms that it believes are customary in the industry and does not require collateral to support customer receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made.

Pursuant to the terms of the arrangement, the Company, from time to time, shall sell to the Factor certain of its accounts receivable balances on a non-recourse basis for credit approved accounts. The Factor shall purchase the account receivable for the gross amount of the respective invoices, less factoring commissions, trade and cash discounts. The factor shall be entitled to charge the Company with a factoring commission for each account which equal to 0.75%-1% of the gross amount of the account as of the date of purchase, plus interest to be calculated at 3.25%-6% per annum. The minimum annual commission of $75,000 per contract year. The total amount of accounts receivable factored was $4,772,004 and $0 as of September 30, 2015 and 2014, respectively.

Factored receivables are sold without recourse with substantially all of the balance receivable from two factors. The Company performs ongoing credit evaluations of its customers' financial conditions and does not require collateral to support customer receivables. The Company establishes an allowance for claims and doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored receivables, customer refunds, dilution and fees from LEC billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the accounts receivable. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored receivables which helps reduce potential losses due to doubtful accounts. At September 30, 2015 and 2014, the allowance for doubtful accounts was $1,107,707 and $1,101,258, respectively.

Inventories

Inventories are valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. At September 30, 2015 and 2014, the allowance for obsolete inventory was $402,278 and $252,569, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to forty years. Depreciation expense was $472,220 and $48,278 for the years ended September 30, 2015 and 2014, respectively.

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

Revenue for billings to certain customers that are billed directly by the Company and not through the outside billing companies is recognized based on estimated future collections which is reasonably assured. The Company continuously reviews this estimate for reasonableness based on its collection experience.

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

Deferred Revenue

In some instances, the Company receives payments in advance of rendering services, whereupon such revenues are deferred until the related services are rendered. There is no deferred revenue as of September 30, 2015 and 2014.

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

The Company evaluates the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is the primary obligor in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, all direct revenue and fulfillment partner revenue is recorded on a gross basis, as the Company is the primary obligor. The Company presents revenue net of sales taxes.

Manufacturing Revenue

Revenues from the sale of carpet products, including shipping and handling amounts, are recognized when the following criteria are met: there is persuasive evidence that a sales agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title to the goods and assumes the risks and rewards of ownership, which is generally on the date of shipment. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers.

Shipping and Handling

The Company classifies shipping and handling billed to customers as sales and classifies costs relating to shipping and handling as cost of revenues.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense totaled $177,249 and $12,974 for the years ended September 30, 2015 and 2014, respectively.

Legal Costs

The Company expenses legal costs associated with loss contingencies as they are incurred.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which if it is more likely than not that the related benefit will not be realized. The Company classifies tax-related penalties and interest as a component of income tax expense for financial statement presentation. For the period from July 7, 2015 to September 30, 2015, Marquis Industries, Inc. and subsidiaries is required to file a separate income tax return, and therefore, the income generated by these subsidiaries cannot be offset against the Company’s net operating losses.

Stock-Based Compensation

The Company from time to time grants restricted stock awards and options to employees, non-employees and Company executives and directors. Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

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

Long-lived Assets

The Company assesses long-lived assets, including intangible assets, for impairment in accordance with the provisions of FASB ASC 360 “Property, Plant and Equipment”. A long-lived asset (or group of assets) shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long lived asset is not recoverable if it exceeds the sum of the undiscounted net cash flows expected to result from the use and eventual disposition of the asset. The amount of impairment loss, if any, is measured as the difference between the net book value of the asset and its estimated fair value. For purposes of these tests, long-lived assets must be grouped with other assets and liabilities for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The Company follows ASC Topic 350 in accounting for intangible assets, which requires impairment losses to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the assets are less than the assets’ carrying amounts. During the year ended September 30, 2015, the Company determined that based on future cash flows generated that certain of its intangible assets were impaired and took a charge to earnings of $2,543,568. There were no impairment losses recorded on intangible assets for the year ended September 30, 2014.

Goodwill

Goodwill represents the excess of purchase price over the underlying net assets of businesses acquired. Under accounting requirements, goodwill is not amortized but is subject to annual impairment tests. The Company recorded goodwill of $1,169,904 related to its acquisition of Modern Everyday, Inc. in fiscal 2014 and $800,000 related to its acquisition of Marquis Industries, Inc. in fiscal 2015. As of September 30, 2015 and 2014, the Company performed the required impairment review. During the impairment review at September 30, 2015, the Company determined that based on future cash flows generated that its goodwill was impaired and took a charge to earnings of $1,169,904.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three reportable segments (See Note 17).

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2014, the Company’s only derivative financial instrument was a convertible note due to the “reset” and “dilutive issuance” clause in the note relating to the conversion price from dilutive share issuance. See Note 5. There were no derivative instruments as of September 30, 2015.

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

The Company’s derivative instruments were reported at fair value using Level 2 inputs as discussed in Note 5. Also, the Company has a purchase price contingency that is discussed in Note 13.

The Company uses Level 2 inputs for its valuation methodology for the warrant derivative liabilities as their fair values were determined by using a probability weighted average Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liability is adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At September 30, 2015 and 2014, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of December 31, 2015	Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$–	$–	–	–
Contingent consideration for business combination	316,000	316,000	–	–
Total	$316,000	$316,000	–	–

Description	Fair Value As of December 31, 2014	Fair Value Measurements at December 31, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$83,580	$–	83,580	–
Contingent consideration for business combination	251,000	251,000	–	–
Total	$334,580	$251,000	83,580	–

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ equity.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09) , which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

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

In February, 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3: Balance Sheet Information

Balance sheet information is as follows:

	September 30,	September 30,
	2015	2014

Receivables, current, net:
Accounts receivable, current	$9,007,127	$1,611,269
Less: Allowance for doubtful accounts	(763,135)	(756,686)
	$8,243,992	$854,583
Receivables, long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Allowance for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total receivables, net:
Gross receivables	$9,351,699	$1,955,841
Less: Allowance for doubtful accounts	(1,107,707)	(1,101,258)
	$8,243,992	$854,583

Components of allowance for doubtful accounts are as follows:
Allowance for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,633
Allowance for customer refunds	1,715	2,107
Allowance for other trade receivables	42,375	35,518
	$1,107,707	$1,101,258

Inventory
Raw materials	$6,715,298	$–
Work in progress	836,837	–
Finished goods	6,185,741	4,529,714
	13,737,876	4,529,714
Less: Obsolescence reserve	(402,278)	(252,569)
	$13,335,598	$4,277,145

Property and equipment, net:
Land and improvements	$687,999	$–
Building and improvements	4,202,000	–
Transportation equipment	77,419	–
Machinery and equipment	7,676,561	–
Furnishings and fixtures	211,701	162,642
Office, computer equipment and other	244,674	192,063
	13,100,354	354,705
Less: Accumulated depreciation	(618,453)	(201,591)
	$12,481,901	$153,114

Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$1,521,015
Website and technology related intangibles	25,300	2,863,509
Purchased software	1,500,000	–
Covenant not to compete	–	120,000
	1,544,257	4,504,524
Less: Accumulated amortization	(27,327)	(1,433,314)
	$1,516,930	$3,071,210

Accrued liabilities:
Accrued payroll and bonuses	$731,782	$107,224
Deferred revenue	243,082	548,004
Accrued software costs	1,500,000	–
Accrued expenses - other	1,186,085	390,802
	$3,660,949	$1,046,030

Note 4: Intangible Assets

The Company’s intangible assets consist of licenses for the use of Internet domain names, Universal Resource Locators, or URLs, capitalized website development costs, other information technology licenses, software, a covenant not to compete, and marketing and technology related intangibles acquired through the acquisition of LiveDeal, Inc. As a result of the acquisition of Modern Everyday Inc., the Company recorded goodwill of $1,169,904. In addition as a result of the acquisition of Marquis Industries, Inc., the Company recorded goodwill of $800,000. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing - 3 to 20 years; website and technology - 3 to 5 years; software - 5 years, and covenant not to compete – 4 years. Goodwill is not amortized, but evaluated for impairment on at least an annual basis.

During the year ended September 30, 2015, the Company purchased software for $1,500,000. The Company has the option to pay for the software in cash or in 800,000 shares of the Company’s common stock. The Company has until June 30, 2016 to pay for the software either in cash or common stock. At September 30, 2015, the Company had not made any payments towards the purchase of this software and has reflected the $1,500,000 purchase price for the software in accrued liabilities in the accompanying condensed consolidated balance sheet.

During the year ended September 30, 2015, the Company determined that certain its long-lived intangible assets and goodwill were impaired and took a charge to earnings of $2,543,568 and $1,169,904, respectively.

The following summarizes estimated future amortization expense related to intangible assets that have net balances as of September 30, 2015:

2016	$230,471
2017	216,721
2018	214,286
2019	214,286
2020	214,286
Thereafter	426,880
$1,516,930

Total amortization expense related to intangible assets was $575,532 and $441,978 for the years ended September 30, 2015 and 2014, respectively.

Note 5: Derivative Liability

The convertible note discussed in Note 6 had a reset provision and a dilutive issuance clause that gave rise to a derivative liability. The reset provision provided for the conversion price to be adjusted downward in the event that the Company issued any securities at a price per share lower than the then-current conversion price; provided, however, that in no event shall the conversion price per share be less than $1.00.

The fair value of the derivative liability was recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability were recorded in the consolidated statement of operations under other income (expense).

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

The range of significant assumptions which the Company used to measure the fair value of the derivative liability at September 30, 2014 was as follows:

	Inception	September 30, 2014
Stock price	$7.14	$2.98
Risk free rate	.11%	.13%
Volatility	142%	94%
Exercise prices	$8.12	$2.93
Term (years)	1.00	.42

The convertible note was repaid during the year ended September 30, 2015; therefore there was not a related derivative liability at September 30, 2015.

The following table represents the Company’s derivative liability activity for the embedded conversion features for the years ended September 30, 2015 and 2014:

Derivative liability balance, September 30, 2013	$–
Issuance of derivative liability during the year ended September 30, 2014	139,852
Change in derivative liability during the year ended September 30, 2014	(56,272)
Derivative liability balance, September 30, 2014	83,580
Change in derivative liability during the year ended September 30, 2015	(83,580)
Derivative liability balance, September 30, 2015	$–

Note 6: Notes Payable

Revolver Loan and Term Loan

In connection with the purchase of Marquis Industries Inc., the Company entered into an agreement with Bank of America for a Term and Revolving Loan for approximately $7.8 million for the term component and approximately $15 million for the revolving component. As part of the Bank of America Revolving Loan, Marquis Industries may borrow up to $15 million (based on eligibility).

The Bank of America term loan bears interest at a variable rate based on a base rate plus a margin. The current base rate is the greater of (a) Bank of America prime rate, (b) the current federal funds rate plus 0.50%, or (c) 30-day LIBOR plus 1.00% plus the margin, which varies, depending on the fixed coverage ratio table below. Levels I – IV which determine the interest rate to be charge is based on the fixed charge coverage ratio.

Fixed Coverage Ratio Table

Level	Fixed Charge Coverage Ratio	Base Rate Revolver Loan	LIBOR Revolver Loans	Base Rate Term Loans	LIBOR Term Loans
I	>2.00 to 1.00	0.50%	1.50%	0.75%	1.75%
II	<2.00 to 1.00 but >1.50 to 1.00	0.75%	1.75%	1.00%	2.00%
III	<1.50 to 1.00 but >1.20 to 1.00	1.00%	2.00%	1.25%	2.25%
IV	<1.2 to 1.00	1.25%	2.25%	1.50%	2.5%

The loans are cross-collateralized with substantially all real and personal property of Marquis Industries, Inc. As of September 30, 2015, the Company was at Level II with the fixed coverage ratio.

Monthly payments to Bank of America are approximately $79,000 plus accrued interest. The term component is due and payable in July 2020, which is when the revolving component terminates.

The loans contain certain covenants that require, among other things, for the Company to maintain a fixed charge coverage ratio of at least 1.05 to 1, tested as of the last day of each month for the twelve consecutive months ending on such day. Since the loan was obtained on July 6, 2015, the Company still has until July 5, 2016 to be in compliance with this ratio.

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

Due to the “reset” and “dilutive issuance” clause in this note relating to the conversion price from dilutive share issuance, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 5.

The Company determined an initial derivative liability value of $139,852, which is recorded as a derivative liability as of the date of issuance while also recording an $139,852 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options of the note. The debt discount is being amortized over the one year term. The note was repaid during the year ended September 30, 2015, therefore the remaining unamortized debt discount of $57,665 was written off to interest expense. Also, as a result of the note being repaid, the derivative liability associated with this convertible note was reduced to $0. The Company recorded $83,580 of non-cash “change in fair value of derivative” income during the year ended September 30, 2015.

ICG Convertible Note Transaction

On January 23, 2014, the Company issued a note to Isaac Capital Group (“ICG”), a related party, in the principal amount of $500,000. Because the conversion price of $2.29 was less than the stock price, this gave rise to a beneficial conversion feature valued at $500,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The debt discount is being amortized over the one year term. On December 3, 2014, ICG converted the note into 674,370 shares of common stock, therefore the remaining debt discount of $158,219 was written off and recognized as interest expense. In addition, upon the conversion of note, the Company issued to ICG a warrant to acquire 674,370 additional shares of the Company’s common stock at an exercise price of $0.95 per share. The fair value of the warrants issued in connection with the conversion of note was $1,853,473 and was immediately recognized as interest expense.

Kingston Convertible Note Transaction ($10 Million Line of Credit)

On January 7, 2014, the Company entered into a Note Purchase Agreement (the “Kingston Purchase Agreement”) with Kingston Diversified Holdings LLC (“Kingston”), pursuant to which the Investor agreed to purchase for cash up to $5,000,000 in aggregate principal amount of the Company’s Convertible Notes (“Notes”). The Kingston Purchase Agreement and the Notes, which are unsecured, provide that all amounts payable by the Company to Kingston under the Notes will be due and payable on the second (2nd) anniversary of the date of the Kingston Purchase Agreement (the “Maturity Date”). The Kingston Purchase Agreement provides for a 5% discount to the note amount, interest at 8% per annum and convertible into shares of the Company’s common stock equal to 70% of the lesser of: (i) the closing bid price of the common stock on the date of the Kingston Purchase Agreement (i.e., $3.12 per share); or (ii) the 10-day volume weighted average closing bid price for the common stock, as listed on NASDAQ for the 10 business days immediately preceding the date of conversion (the “Average Price”); provided, however, that in no event will the Average Price per share be less than $0.33.

On October 29, 2014, the Company entered into an amended convertible note purchase agreement with Kingston whereby the Company and Kingston agreed to (i) increase the maximum principal amount of the notes from $5 million to $10 million in principal amount, (ii) eliminate the original issue discount provision of the agreement and replaces it with an execution payment equal to 5% of the maximum loan amount, and (iii) provides certain additional adjustments to the note conversion price.

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

In addition, as a result of the October 29, 2014 amendment, the Company was required to issue to Kingston, the original issue discount payment equal to 5% of the maximum loan in shares of the Company’s common stock based upon the conversion price of the first conversion which was $0.79 per shares. The Company issued 630,252 shares of common stock that had a fair value of $2,004,202 which was immediately recognized as interest expense.

Credit line

In connection with the purchase of Modern Everyday, Inc., the Company assumed a credit line from a bank. The credit line is collateralized by all the assets of Modern Everyday, Inc., accrues interest at prime plus 2% and is due on January 1, 2024.

Notes payable as of September 30, 2015 and 2014 consisted of the following:

	September 30,	September 30,
	2015	2014
Base Rate Revolver Loan- interest rate based on prime rate adjusted for fixed coverage ratio (table above), maturity date July 6, 2020.	$7,225,745	$–
Base Rate Term Loan- interest rate based on prime rate adjusted for fixed coverage ratio (table above), maturity date July 6, 2020.	7,628,438	–
Note payable to individual, payable on demand, interest at 10.0% per annum, unsecured	92,441	90,168
Convertible note payable to individual, due February 27, 2015, interest at 6.0% per annum, unsecured	–	335,245
Convertible note payable to ICG, due January 23, 2015, interest at 8.0% per annum, unsecured	–	527,889
Acquisition note payable, $200,000 due February 28, 2015 and $400,000 due February 28, 2016, non-interest bearing with interest imputed at 2.87% per annum	395,251	581,707
Credit line due January 1, 2024, with interest rate of 2.75%	669,351	240,204
Less Debt Discount	–	(215,884)
Total Debt	16,011,226	1,559,329
Current portion	1,443,036	920,360
Long-term portion	$14,568,190	$638,969

Future maturities of debt at September 30, 2015 are as follows:

Years ending September 30,
2016	$1,443,036
2017	955,344
2018	955,344
2019	955,344
2020	11,032,807
Thereafter	669,351
$16,011,226

Note 7: Note Payable, Related Party

In connection with the purchase of Marquis Industries Inc., the Company entered into a mezzanine loan in an amount of up to $7,000,000 provided by Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the chief executive officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021 (six months after the final payments are due under the Bank of America Term and Revolving Loan). As of September 30, 2015, there was $6,495,825 outstanding on this mezzanine loan.

Note 8: Equity

During the year ended September 30, 2015, the Company issued:

•	191,136 shares of common stock for services rendered valued at $498,059. The value was based on the market value of the Company’s common stock on the date of issuance;

•	600,000 shares of common stock issued to officers of the Company as bonuses for services rendered in fiscal years 2012, 2013 and 2014 valued at $1,518,000. The value was based on the market value of the Company’s common stock on the date of issuance;

•	155,000 shares of common stock for net cash proceeds of $538,441;

•	801,378 share of common stock for the conversion of convertible notes and accrued interest of $635,756; and

•	630,252 shares of common stock as payment for the original issue discount fees associated with the Kingston agreement. The value of the shares was $2,004,202 based on the market value of the Company’s common stock at the date of issuance.

During the year ended September 30, 2014, the Company issued:

•	24,427 shares of common stock for services rendered valued at $9,654. The value was based on the market value of the Company’s common stock on the date of issuance;

•	3,115,147 shares of common stock for net cash proceeds of $13,681,054; and

•	50,000 share of common stock valued at $201,500 in connection with the acquisition of Modern Everyday, Inc.

At-The-Market Offerings of Common Stock (Chardan Capital Markets LLC)

On January 7, 2014, the Company entered into an Engagement Agreement (the “January 2014 Engagement Agreement”) with Chardan Capital Markets LLC (“Chardan”) pursuant to which the Company agreed to issue and sell up to a maximum aggregate amount of 1,980,000 shares of its common stock from time to time through Chardan as its sales agent, under its shelf Registration Statement on Form S-3. On May 16, 2014, the Company entered into another Engagement Agreement (the “May 2014 Engagement Agreement”) with Chardan pursuant to which the Company may issue and sell up to a maximum aggregate amount of 10,000,000 shares of its common stock from time to time through Chardan as its sales agent, under its shelf Registration Statement on Form S-3.

The Company will pay Chardan a commission equal to up to 3% of the gross proceeds from the sale of the common stock. Such commissions were $8,211 and $412,528 for the years ended September 30, 2015 and 2014, respectively. During the years ended September 30, 2015 and 2014, the Company sold 155,000 and 3,115,147 shares, respectively, of its common stock for net proceeds of $538,441 and $13,681,054, respectively.

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

Series E Convertible Preferred Stock

Pursuant to an existing tender offer, holders of 13,184 shares of the Company’s common stock exchanged said shares for 127,840 shares of Series E Convertible Preferred Stock, at the then $0.85 market value of the common stock. The shares carry a $0.30 per share liquidation preference and accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into common shares on a hundred-to-one basis together with payment of $0.45 per converted share.

Dividends

During the years ended September 30, 2015 and 2014, the Company accrued dividends of $1,921 and $1,925, respectively, payable to holders of Series E preferred stock. At September 30, 2015 unpaid dividends were $959.

Note 9: Warrants

As discussed in Note 7, the Company issued several Notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at September 30, 2015:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2013	2,866,506	$0.63	4.39	$1,471,998
Granted	–
Exercised	–
Outstanding at September 30, 2014	2,866,506	0.63	3.39	6,732,700
Granted	674,370	0.95
Exercised	–
Outstanding at September 30, 2015	3,540,876	$0.69	2.73	$3,498,531
Exercisable at September 30, 2015	3,540,876	$0.69	2.73	$3,498,531

Most of the above warrants were issued in connection with conversion of convertible notes from ICG (See Note 6). When the debt is converted and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes model and takes a charge to interest expense at the date of issuance.

The exercise price for warrants outstanding and exercisable at September 30, 2015 is as follows:

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

Stock Options

The following table summarizes stock option activity for the years ended September 30, 2015 and 2014:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at September 30, 2013	675,000	$2.82
Granted	–
Exercised	–
Forfeited	(75,000)
Outstanding at September 30, 2014	600,000	$2.76	4.90	$318,250
Granted	450,000	$2.53
Exercised	–
Forfeited	–
Outstanding at September 30, 2015	1,050,000	$1.87	4.76	$225,750
Exercisable at September 30, 2015	675,000	$1.73	4.26	$223,750

The Company recognized compensation expense of $712,538 and $167,985 during the years ended September 30, 2015 and 2014, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures.

At September 30, 2015, the Company had $259,798 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through June 2017.

During the year ended September 30, 2015, the Company reduced the exercise price by 50% for the 600,000 options then outstanding. The Company recognized compensation expense of $54,677 related to the re-pricing of the exercise for these options.

The exercise price for options outstanding and exercisable at September 30, 2015 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
187,500	$0.83	187,500	$0.83
150,000	1.25	150,000	1.25
187,500	1.67	37,500	1.67
37,500	2.08	0	2.08
37,500	2.50	0	2.50
450,000	2.53	300,000	2.53
1,050,000		675,000

The following table summarizes information about the Company’s non-vested shares as of September 30, 2015:

	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Nonvested at September 30, 2013	600,000	$0.73
Granted	–
Vested	(150,000)
Nonvested at September 30, 2014	450,000	$0.73
Granted	450,000	$1.92
Vested	(525,000)
Nonvested at September 30, 2015	375,000	$1.44

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

 The following table presents the computation of basic and diluted net loss per share:

	Years Ended September 30,
	2015	2014

Net loss attributable to Live Ventures, Inc.	$(14,666,129)	$(4,661,381)
Less: preferred stock dividends	(1,921)	(1,438)
Net loss applicable to common stock	$(14,668,050)	$(4,662,819)

Weighted average common shares outstanding - basic and diluted	15,765,818	13,144,248

Loss per share - basic and diluted:	$(0.93)	$(0.35)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

	Years Ended September 30,
	2015	2014

Options to purchase shares of common stock	1,050,000	600,000
Warrants to purchase shares of common stock	3,540,876	2,866,506
Series E convertible preferred stock	127,840	127,840
Shares of non-vested restricted stock	–	739,601
Total potentially dilutive shares	4,718,716	4,333,947

Note 12: Related Party Transactions

The Company entered into a Note Purchase Agreement with ICG, an entity owned by Jon Isaac, the Company’s President and Chief Executive Officer and a director of the Company, and subsequently issued a series of Subordinated Convertible Notes thereunder to ICG. In connection with these transactions, the Company received gross proceeds of $500,000 during the year ended September 30, 2014.

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

During the years ended September 30, 2015 and 2014, the Company recognized total interest expense of $2,018,803 and $369,670, respectively, associated with the ICG notes.

Also see Note 6, 7 and 13.

Note 13: Commitments and Contingencies

Purchase price contingency

In connection with acquisition of Modern Everyday, Inc., the Company issued 50,000 shares of the Company’s common stock as part of the consideration for the acquisition. The Company has guaranteed the holder of the 50,000 shares that the value of those shares will be at least $8.00 per shares 30 months after the acquisition date. The Company has agreed to compensate the holder, if the share price is less than $8.00 at the 30 months anniversary of the acquisition, the difference between $8.00 and the share price at the 30 month anniversary times the number of shares still owned by the holder. As of September 30, 2015, the Company as recorded a liability of $316,000 related to this guarantee. The value of these shares was included as part of the purchase price consideration. The Company will adjust this guarantee at the end of each balance sheet date based on the current price of the Company’s common stock.

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of September 30, 2015, results of operations, cash flows or liquidity of the Company.

Operating Leases and Service Contracts

The Company leases its office space, certain equipment and a building (from a related party) under long-term operating leases expiring through fiscal year 2016. Rent expense under these leases was $581,750 and $446,780 for the years ended September 30, 2015 and 2014, respectively. The Company has also entered into several non-cancelable service contracts. The building lease from a related party is $18,562 per month and expires in July 2020.

As of September 30, 2015, future minimum annual payments under operating lease agreements for fiscal years ending September 30 are as follows:

2016	$420,704
2017	276,690
2018	222,744
2019	222,744
2020	185,620
$1,328,502

Note 14: Provision for Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A full valuation allowance is established against all net deferred tax assets as of September 30, 2015 and 2014 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, it determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to its ability to generate sufficient profits from its new business model.

For the period from July 7, 2015 to September 30, 2015, Marquis Industries, Inc. and subsidiaries is required to file a separate income return, and therefore, the income generated by these subsidiaries cannot be offset against the Company’s net operating losses. Income tax expense for the years ended September 30, 2015 and 2014 is as follows:

	2015	2014
Current expense:
Federal	$320,000	$–
State	56,000	–
	376,000	–
Deferred expense:
Federal	–	–
State	–	–
	–	–
Total income tax expense	$376,000	$–

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30:

	2015		2014
	Amount	Percent	Amount	Percent

Federal statutory rates	$(4,874,337)	34%	$(1,584,870)	34%
State income taxes	(123,292)	1%	(40,088)	1%
Permanent differences	2,794,987	-19%	200,518	-4%
Income not offset by net operating losses	327,477	-2%	–	0%
Valuation allowance against net deferred tax assets	2,251,165	-16%	1,424,439	-31%
Effective rate	$376,000	-3%	$–	0%

At September 30, deferred income tax assets and liabilities were comprised of:

	2015	2014
Deferred income tax asset, current:
Book to tax differences in accounts receivable	$374,621	$259,448
Book to tax differences in prepaid assets and accrued expenses	210,428	(21,450)
Total deferred income tax asset, current	585,049	237,998
Less: valuation allowance	(585,049)	(237,998)
Deferred income tax asset, current, net	–	–

Deferred income tax asset, long-term:
Net operation loss carryforwards	10,801,243	8,668,250
Book to tax differences in intangible assets	632,557	928,222
Book to tax differences in organizational costs	272,239	–
Book to tax differences in depreciation	(6,810)	5,710
Total deferred income tax asset, long-term	11,669,229	9,602,182
Less: valuation allowance	(11,669,229)	(9,602,182)
Deferred income tax asset, net	–	–

Total deferred income tax asset	$–	$–

The Company has recorded as of September 30, 2015 and 2014 a valuation allowance of $12,284,278 and $9,840,180, respectively, as it believes that it is more likely than not that the deferred tax assets will not be realize in future years. Management has based its assessment on available historical and projected operating results.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2015.

The Company has net operating loss carry-forwards of approximately $40.0 million. Such amounts are subject to IRS code section 382 limitations and expire in 2027. The 2010 to 2013 tax years are still subject to audit.

Note 15: Concentration of Credit Risk

The Company maintains cash balances at banks in California and Nevada. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2015. At September 30, 2015 and 2014, the amount the Company had on deposit that exceeded the FDIC-insured limits was $2,471,259 and $7,508,924, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The trade accounts receivable are due primarily from business customers over widespread geographical locations within the Local Exchange Carrier (“LEC”) billing areas across the United States. The Company historically has experienced significant dilution and customer credits due to billing difficulties and uncollectible trade accounts receivable. The Company estimates and provides an allowance for uncollectible accounts receivable. The handling and processing of cash receipts pertaining to trade accounts receivable is maintained primarily by three third-party billing companies. The Company is dependent upon these billing companies for collection of its accounts receivable. The billing companies and LEC’s charge fees for their services, which are netted against the gross accounts receivable balance. The billing companies also apply holdbacks to the remittances for potentially uncollectible accounts. These amounts will vary due to numerous factors and the Company may not be certain as to the actual amounts on any specific billing submittal until several months after that submittal. The Company estimates the amount of these charges and holdbacks based on historical experience and subsequent information received from the billing companies. The Company also estimates uncollectible account balances and provides an allowance for such estimates. The billing companies retain certain holdbacks that may not be collected by the Company for a period extending beyond one year. Additionally, certain other billings’ channels consisting of billings submitted to LEC Processors through third parties were discontinued. As such, a significant portion of the receivables at September 30, 2015 and September 30, 2014 pertaining to LEC service providers represent the holdbacks described above.

Note 16: Business Combinations

On July 6 and July 7, 2015, the Company, through its newly formed, wholly-owned subsidiary, Live Ventures, Inc., entered into a series of agreements in connection with its indirect purchase of Marquis Industries, Inc., a Georgia corporation, and its subsidiaries. The purchase was effectuated between Marquis Affiliated Holdings LLC, a Delaware limited liability company that is 80% owned by Live Ventures, and the shareholders of Marquis Industries. The remaining 20% of Marquis Holdings is owned by the former owners of Marquis Industries. In connection with the purchase and finance transaction, various persons and entities entered into a series of agreements (each of which is dated on or about July 6, 2015, with funding occurring on July 6 and July 7, 2015).

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

The Company acquired Marquis Industries as part of its acquisition strategy to acquire profitable and well-managed companies and finance those acquisitions using traditional, non-dilutive debt financing rather than using the Company’s equity.

A summary of the purchase price allocations at fair value is below. The purchase price allocation is a preliminary and subject to change. The Company has not yet completed its analysis to determine the fair value of inventory, property and equipment and a mezzanine loan on the acquisition date. Once this analysis is complete, the Company will adjust, if necessary, the provisional amounts assigned to inventory, property and equipment and a mezzanine loan in the accounting period in which the analysis is completed.

Total
Cash	$496,944
Accounts receivable	7,262,188
Inventory	11,227,359
Other current assets	813,830
Property and equipment	12,697,604
Goodwill	800,000
Accounts payable	(4,139,830)
Accrued expenses	(479,473)
Noncontrolling interest	(2,000,000)
Purchase price (1)	$26,678,622

(1) - includes $4,800,000 of cash, $6,495,825 from a mezzanine loan from Isaac Capital Fund, and $15,382,797 from bank financing.

The noncontrolling interest was valued at the price paid by the Company when it subsequently purchased the remaining 20% of Marquis Industries. See Note 18.

The revenue from the acquisition of Marquis Industries included in the results of operations from the date of acquisition on July 7, 2015 to September 30, 2015 was $16,006,683.

The unaudited pro forma information below present statement of operations data as if the acquisition of Marquis Industries took place on October 1, 2013.

	Years Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Net revenue	$81,322,724	$63,686,515
Gross profit	23,805,842	16,789,944
Operating income (loss)	(4,505,060)	1,140,348
Net loss	(10,997,970)	(1,533,148)
Loss per share	(0.70)	(0.12)

Note 17: Segment Reporting

The Company operates in three segments which are characterized as:  (1) legacy merchant’s services, (2) online marketplace platform and (3) manufacturing. The legacy merchants’ services consists of LEC business and Velocity Local, the online marketplace platform consists of livedeal.com and the fiscal 2014 acquisitions of consumer products entities and the manufacturing segment consists of the recent acquisition of Marquis Industries.

The following tables summarize segment information for the years ended September 30, 2015 and 2014:

	Years Ended September 30,
	2015	2014
Revenues
Marketplace platform	$15,868,448	$5,270,508
Manufacturing	16,006,683	–
Services	1,494,735	1,994,768
	$33,369,866	$7,265,276

Gross profit
Marketplace platform	$5,724,186	$435,830
Manufacturing	4,187,026	–
Services	1,343,182	1,602,809
	$11,254,394	$2,038,639

Operating income (loss)
Marketplace platform	$(11,507,737)	$(5,535,360)
Manufacturing	563,503	–
Services	807,967	1,036,076
	$(10,136,267)	$(4,499,284)

Depreciation and amortization
Marketplace platform	$633,732	$473,292
Manufacturing	402,250	–
Services	11,770	16,964
	$1,047,752	$490,256

Interest Expenses
Marketplace platform	$4,214,097	$458,934
Manufacturing	271,564	–
Services	–	–
	$4,485,661	$458,934

Provision for income taxes
Marketplace platform	$–	$–
Manufacturing	376,000	–
Services	–	–
	$376,000	$–

Net income (loss) applicable to Live Ventures, Inc.
Marketplace platform	$(15,435,765)	$(5,822,732)
Manufacturing	(184,841)	–
Services	954,477	1,161,351
	$(14,666,129)	$(4,661,381)

	As of	As of
	September 30,	September 30,
	2015	2014
Total Assets
Marketplace platform	$6,811,977	$18,118,425
Manufacturing	33,714,344	–
Services	138,035	171,021
	$40,664,356	$18,289,446

Intangible assets (including goodwill)
Marketplace platform	$1,516,930	$4,234,692
Manufacturing	800,000	–
Services	–	6,422
	$2,316,930	$4,241,114

Note 18: Subsequent Events

On November 30, 2015, the Company purchased the remaining 20% ownership of Marquis Affiliated Holdings, LLC. With the completion of this transaction, Marquis Affiliated Holdings, LLC became a wholly-owned subsidiary of the Company. The purchase price for the remaining 20% was $2 million of which $1.5 million was paid in December 2015 and the remaining $0.5 million in promissory note with fixed rate of 2% per annum will be paid on or before February 1, 2016.

On December 3, 2015, the Bank of America consented to Marquis Affiliated Holdings LLC to repay a principal amount of $846,247 on the Issac Capital Fund I, LLC loan.

On December 11, 2015, the Company entered into a reinstatement and first amendment with Chardan Capital Markets LLC (“Chardan”). The reinstatement agreement (i) re-engages Chardan as the Company’s sales agent, and (ii) amends the expenses to be paid by the Company to Chardan whereby the Company will reimburse Chardan for up to $30,000 in legal expenses.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial offer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We concluded they were not effective because of certain deficiencies in our internal controls over financial reporting as disclosed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of September 30, 2015 due to our analysis of the valuation of certain inventory and the purchase price allocation in connection with the acquisition of Marquis.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to a permanent exemption of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2015 has not been audited by our auditors, Anton & Chia, LLP, or any other independent registered accounting firm.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company and their ages as of December 31, 2015, are as follows:

	Age	Position
Jon Isaac	33	Chief Executive Officer, President, Chief Financial Officer and Director
Tony Isaac	61	Financial Planning and Strategist/Economist and Director
Richard D. Butler, Jr.	66	Director
Dennis (De) Gao	35	Director
Tyler Sickmeyer	29	Director

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

Specific Qualifications:

•	Over a decade of experience in marketing, including promotion and brand development through the use of social media marketing

Executive Officers of our subsidiary, Marquis

The executive officers of our subsidiary, Marquis and their ages as of December 31, 2015, are as follows:

	Age	Position
Tim Bailey	68	Chairman and CEO
Larry Heckman	64	President
David Stokes	59	VP of Manufacturing
Mark Rowland	44	VP of Extrusion Operations

Tim Bailey. Mr. Bailey is Chairman and CEO of Marquis. Mr. Bailey has 44 years of leadership experience in the floorcovering industry, including 21 years with Marquis Industries. Mr. Bailey holds a CPA license and spent the first 17 years of his career in a carpet industry-focused public accounting firm. In 1988, he left public accounting to become a shareholder and Executive VP / CFO of Grassmore, Inc., which manufactured grass carpet. Mr. Bailey installed the internal financial controls and helped Grassmore grow and oversaw its successful sale to Beaulieu of America in 1992. Mr. Bailey consulted with Beaulieu for two years before acquiring Marquis Industries in 1994. Marquis was small and struggling at the time of Mr. Bailey’s acquisition. He was able to build a strong leadership team and turn the company into a top 10 residential carpet manufacturer in the US with a diversified product line of soft and hard surfaces for the residential and commercial markets.

Larry Heckman. Mr. Heckman is President of Best Buy Flooring Source, a division of Marquis, that operates Marquis’ carpet mill. Mr. Heckman has 43 years of experience leading sales in the floorcovering industry, including 20 years with Marquis. He began his career in 1972 with Armstrong Cork Company, a leading flooring manufacturer, where he trained its distributor sales force. In 1974 he moved to Mountain State Distributors, a distributor of Armstrong products, and was promoted through its sales organization to VP of Sales. In 1985, Mr. Heckman co-founded the Columbine Carpet Corporation to sell carpet and vinyl specials to carpet dealers. Columbine grew to over $18 million in sales by 1994 when he sold his interest to his partner. In 1994, Mr. Heckman joined D&W Carpet, which was acquired by Beaulieu of America. Mr. Heckman handled National Accounts and all Promotional Goods for Beaulieu before joining his friend Tim Bailey at Marquis Industries in 1996. Mr. Heckman leads sales for all core Marquis products and has contributed greatly to its growth over the years.

David Stokes. Mr. Stokes is VP of Manufacturing . Mr. Stokes has 41 years of manufacturing experience in the floorcovering industry, including 15 with Marquis. Mr. Stokes is an equipment guru who has been trained in some of the finest manufacturers in the industry. At Marquis, he designed the layout and installed machinery for carpet yarn twisting, heat-setting, air entangling, air twisting and space dying. He is responsible for production, safety and personnel. Also responsible for product cost, scheduling and working with utility company for power, gas, water and waste water disposal. He has been a consistent innovator, developing unique methods to twist and heat-set PET yarns on existing nylon machinery, as well as designing a space dye machine to dye PET yarns. He works closely with all suppliers, including raw material and machinery suppliers, to continue to develop materials and process machinery modifications and improvements.

Mark Rowland. Mr. Rowland is VP of Extrusion Operations . Mr. Rowland has 21 years of yarn extrusion experience, including eight with Marquis. He graduated with Most High Honors from The Georgia Institute of Technology with a degree in Polymer and Textile Chemistry and received a BS in Mathematics from Georgia College through the Dual Degree Program. Upon graduation, he moved to Dalton and began work in the carpet industry for Queen Carpet in the extrusion division as a Plant Chemist and later as Assistant to the Plant Manager. In 1998, Mr. Rowland co-founded an extrusion plant called Ideal Fibers. Ideal was acquired by The Dixie Group in early 1999. He was on a 5 year contract with The Dixie Group when the extrusion division was sold to Collins and Aikman Floorcoverings in 2002. He remained at C&A as the Plant Manager until 2006 when he helped Marquis build the current M&M Fibers extrusion plant.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, certain of our officers and persons who own at least 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the copies of such forms filed with the SEC and on written representations provided to us by our directors and officers, all Section 16(a) filing requirements applicable to our directors, officers and 10% or greater stockholders were complied with during the fiscal year that ended September 30, 2015, with the exception of the following:

Name	No. Late Reports (Form 4s)	No. Transactions Covered

Richard D. Butler, Jr.	1	Two transactions in which he was issued 1,525 shares of common stock in lieu of a cash payment of director compensation for the month of September 2015, and 1,583 shares of common stock in lieu of a cash payment of director compensation for the month of October 2015
Tony Isaac	1	One transaction in which 300,000 shares of restricted stock were issued and options to purchase 450,000 shares of common stock were granted under the 2014 Omnibus Equity Incentive Plan

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide material information about the Company’s compensation philosophy, objectives and other relevant policies and to explain and put into context the material elements of the disclosure that follows in this Annual Report on Form 10-K with respect to the compensation of our named executive officers (in this CD&A, referred to as the “NEOs”). For fiscal 2015, our NEOs were:

Jon Isaac, President and Chief Executive Officer

Tony Isaac, Financial Planning and Strategist/Economist

Byron Hsu, Chief Executive Officer, President and Chief Technical Officer of Modern Everyday, Inc.

Tim Bailey, Chairman and CEO of Marquis

Larry Heckman, President of Marquis

David Stokes, VP of Manufacturing of Marquis

Mark Rowland, VP of Extrusion Operations of Marquis

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

Use of Benchmarking and Compensation Peer Groups

The Compensation Committee did not utilize any benchmarking measure in fiscal 2013 and traditionally has not tied compensation directly to a specific profitability measurement, market value of the Company’s common stock or benchmark related to any established peer or industry group. Salary increases are based on the terms of the NEOs’ employment agreements, if applicable, and correlated with the Board’s and the Compensation Committee’s assessment of each NEO’s performance. The Company also generally seeks to increase or decrease compensation, as appropriate, based upon changes in an executive officer’s functional responsibilities within the Company. Historically, the Compensation Committee has not used outside consultants in determining the compensation of the NEOs, and no such consultants were engaged during fiscal 2015.

Other Compensation Policies and Considerations; Tax Issues and Risk Management

The intention of the Company has been to compensate the NEOs in a manner that maximizes the Company’s ability to deduct such compensation expenses for federal income tax purposes. However, the Compensation Committee has the discretion to provide compensation that is not “performance-based” under Section 162(m) of the Code it determines that such compensation is in the best interests of the Company and its stockholders. For fiscal 2015, the Company expects to deduct all compensation expenses paid to the NEOs.

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

SUMMARY COMPENSATION TABLE

Name and principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards (2)	Awards (1)	Compensation	Total
Jon Isaac	2015	$200,000	$0	$759,000	$62,041	$0	$1,021,041
President and CEO	2014	$200,000	$0	$0	$128,033	$0	$328,033

Tony Isaac	2015	$123,692	$0	$759,000	$636,142	$0	$1,518,834
Financial Planning and	2014	$144,000	$0	$0	$0	$0	$144,000
Strategist/Economist

Byron Hsu (3)	2015	$145,831	$0	$0	$0	$0	$145,831
CEO, President and CTO	2014	$9,744	$0	$0	$0	$0	$9,744
of Modern Everyday, Inc.

Tim Bailey	2015	$41,250	$0	$0	$0	$0	$41,250
Chairman and CEO	2014	$0	$0	$0	$0	$0	$0
of Marquis Industries, Inc.

Larry Heckman	2015	$41,250	$0	$0	$0	$0	$41,250
President	2014	$0	$0	$0	$0	$0	$0
of Marquis Industries, Inc.

David Stokes	2015	$41,250	$0	$0	$0	$0	$41,250
VP Manufacturing	2014	$0	$0	$0	$0	$0	$0
of Marquis Industries, Inc.

Mark Rowland	2015	$41,250	$0	$0	$0	$0	$41,250
VP of Extrusions Operations	2014	$0	$0	$0	$0	$0	$0

____________

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. These amounts reflect Live Venture’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the NEOs.

(2)	Mr. Jon Isaac’s and Mr. Tony Isaac were each awarded a stock bonus of 300,000 shares of the Company’s common stock valued at $759,000.

(3)	Mr. Hsu is the Chief Executive Officer, President and Chief Technical Officer of our subsidiary, Modern Everyday, Inc. Mr. Hsu receives $160,000 in annual base salary. Mr. Hsu commenced employment in August 2014 and he was terminated in September 2015.

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

On February 14, 2013, the Company entered into a written Employment Agreement with Jon Isaac, pursuant to which he will continue serving as our President and Chief Executive Officer for the period from January 1, 2013 to January 1, 2016. The material terms of the Employment Agreement are as follows (all share amounts reflect the impact of the 3-for-1 forward stock split that was completed on February 11, 2014):

• $200,000 annual base salary throughout the term of the Employment Agreement.

•	Eligibility to receive performance-based bonuses in the sole discretion of the Company’s Compensation Committee.

•	Reimbursement for reasonable housing expenses.

•	Grant of options to purchase 450,000 shares of the Company’s common stock, subject to continued employment on the applicable vesting dates and the other terms and conditions summarized below:

•	150,000 shares will vest on the first anniversary of the date of grant and be exercisable for five years after vesting at an exercise price of $1.67 per share, which was reduced to $0.83 per share in June 2015;

•	150,000 shares will vest in 12 equal monthly installments, beginning on the date that is 13 months after the date of grant and ending on the second anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $2.50 per share which was reduced to $1.25 per share in June 2015;

•	150,000 shares will vest in 12 equal monthly installments, beginning on the date that is 25 months after the date of grant and ending on the third anniversary of the date of grant, and be exercisable for five years after vesting at an exercise price of $3.33 per share, which was reduced to $0.83 per share in June 2015

We do not have a written Employment Agreement with Tony Isaac.

On August 25, 2014, the Company entered into a written Employment Agreement with Byron Hsu, pursuant to which he will serve as President, Chief Executive Officer, and Chief Technical Officer of our newly acquired subsidiary, Modern Everyday, Inc. The material terms of the Employment Agreement are as follows:

•	The initial term of the agreement is until February 28, 2016.

•	We agreed to pay Mr. Hsu a salary of $160,000 annually. If Mr. Hsu is requested to perform and does perform duties that result in substantial increases in responsibility beyond the scope of employment, we and Mr. Hsu will negotiate in good faith for an increased base salary.

•	From time to time, the Company may, in its discretion, pay a bonus to Mr. Hsu.

•	We have agreed that by June 30, 2015 we shall implement a bonus incentive plan for Mr. Hsu which shall be paid on or before February 28, 2016.

•	Mr. Hsu will be eligible for all customary and usual fringe benefits generally available to executives of Company subject to the terms and conditions of Company’s benefit plan documents and shall receive a company car, health and dental insurance.

In September 2015, Mr. Hsu was terminated.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes all stock options held by the NEOs as of the end of fiscal 2015.

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Jon Isaac	150,000 (1)	$0.83	1/1/2019
	150,000 (1)	$1.25	1/1/2020
	150,000 (1)	$1.67	1/1/2021

Tony Isaac	300,000 (2) 150,000 (2)	$2.53 $2.53	6/30/2020 6/30/2021

Tim Bailey	-0-	$ –	–

Larry Heckman	-0-	$ –	–

David Stokes	-0-	$ –	–

Mark Rowland	-0-	$ –	–

_______________

(1)       150,000 shares ($0.83 per share exercise price) vested on January 1, 2014. 150,000 shares ($1.25 per share exercise price) will vest in 12 equal monthly installments between February 1, 2014 and January 1, 2015. 150,000 shares ($1.67 per share exercise price) will vest in 12 equal monthly installments between February 1, 2015 and January 1, 2016.

(2)       300,000 shares ($2.53 per share exercise price) vested on June 30, 2015 and 150,000 shares ($2.53 per share exercise price) will vest on June 30, 2016.

DIRECTOR COMPENSATION

The table on the following page summarizes compensation paid to each of our non-employee directors who served in such capacity during fiscal 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Richard D. Butler, Jr.	–	30,000	30,000
Dennis Gao	30,000	–	30,000
Tyler Sickmeyer	18,000	–	18,000

_______________

(1)	Amounts represent value of shares granted to directors in lieu of paying monthly cash director fees earned in fiscal 2015 in cash. The number of shares granted was determined by dividing the cash director fee payable to the applicable director for the immediately preceding month by the price of the Company’s common stock, as reported by the NASDAQ Capital Market, on the date of grant.

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

Mr. Sickmeyer receives $1,500 monthly, or $18,000 annually in cash compensation for his services as a director.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes securities available for issuance under Live Venture’s equity compensation plans as of September 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	1,050,000	$1.87	–

Equity compensation plans approved by security holders (2)	–	–	–

Equity compensation plans not approved by security holders	–	–	–

Total	1,050,000	$1.87	–

_______________

(1)	Comprised of the LiveDeal, Inc. Amended and Restated 2003 Stock Plan
(2)	Comprised of the 2014 Omnibus Equity Incentive Plan

Live Ventures Incorporated Amended and Restated 2003 Stock Plan

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2015 of (i) each executive officer and each director of our Company; (ii) all executive officers and directors of our Company as a group; and (iii) each person known to the Company to be the beneficial owner of more than 5% of our common stock. We deem shares of our common stock that may be acquired by an individual or group within 60 days of December 31, 2015, pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 16,903,014 shares of common stock outstanding on December 31, 2015. The information as to beneficial ownership was either (i) furnished to us by or on behalf of the persons named or (ii) determined based on a review of the beneficial owners’ Schedules 13D and Section 16 filings with respect to our common stock. Unless otherwise indicated, the business address of each person listed is 325 East Warm Springs Road, Suite 102, Las Vegas, Nevada 89119..

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Executive Officers and Directors:
Jon Isaac (1)	8,991,427	43.3%
Tony Isaac	600,000	3.5%
Richard D. Butler, Jr.	79,923	*
Dennis Gao	–	–
Tyler Sickmeyer	–	–
All Executive Officers and Directors as a group (5 persons)	9,671,350	46.0%

Other 5% Stockholders:
Isaac Capital Group, LLC (2) 3525 Del Mar Heights Rd. Suite 765 San Diego, California 92130	8,291,427	40.6%

_________________________

*Represents less than 1% of our issued and outstanding common stock.

(1)	Includes 4,750,551 shares of common stock owned by Isaac Capital Group, LLC (“ICG”), of which Jon Isaac is the President and sole member and according has sole voting and dispositive power with respect to such shares. Also includes warrants to purchase 3,540,876 additional shares of common stock at exercise prices ranging from $0.55 to $0.952 per share held by ICG. Jon Isaac owns 100,000 shares of common stock. Finally, Mr. Isaac holds options to purchase up to 450,000 shares of common stock at exercise prices ranging from $0.83 to $1.67 per share, all of which are exercisable as of (or within 60 days after) December 31, 2015.

(2)	Includes 4,750,551 shares of common stock owned by ICG. Also includes warrants to purchase 3,540,876 additional shares of common stock at exercise prices ranging from $0.55 to $0.952 per share held by ICG.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Executive Office Space

Our San Diego executive office is located at 3525 Del Mar Heights Rd. This office is currently being provided to us by a company that is a related party to Isaac Capital Group LLC, one of our largest stockholders, which is owned by Jon Isaac, our President and Chief Executive Officer and one of our directors.

Mezzaine Loan from Isaac Capital Fund

In connection with the purchase of Marquis Industries Inc., the Company entered into a mezzanine loan in an amount of up to $7,000,000 provided by Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the chief executive officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021 (six months after the final payments are due under the Bank of America Term and Revolving Loan). As of September 30, 2015, there was $6,495,825 outstanding on this mezzanine loan.

ICG Note

On January 23, 2014, the Company issued a note to Isaac Capital Group (“ICG”), a related party, in the principal amount of $500,000. Because the conversion price of $2.29 was less than the stock price, this gave rise to a beneficial conversion feature valued at $500,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The debt discount is being amortized over the one year term. On December 3, 2014, ICG converted the note into 674,370 shares of common stock, therefore the remaining debt discount of $158,219 was written off and recognized as interest expense. In addition, upon the conversion of note, the Company issued to ICG a warrant to acquire 674,370 additional shares of the Company’s common stock at an exercise price of $0.95 per share. The fair value of the warrants issued in connection with the conversion of note was $1,853,473 and was immediately recognized as interest expense.

Procedures for Approval of Related Party Transactions

In accordance with its charter, the Audit Committee reviews and recommends for approval all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the approval of the transactions described above.

ITEM 14. Principal Accounting Fees and Services

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All 2015 and 2014 non-audit services listed below were pre-approved.

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

We paid the following fees to our independent registered public accounting firm, Anton & Chia for work performed in in fiscal 2014 and 2015:

	2014	2015
Audit Fees	$50,000	$97,613
Audit-Related Fees	–	$96,532
Tax Fees	–	–
All Other Fees	2,002	–
Total	52,002	194,145

We paid the following fees to our prior independent registered public accounting firm Kabani & Company, Inc. for work performed through May 6, 2014:

2014
Audit Fees	$55,000
Audit-Related Fees	838
Tax Fees	–
All Other Fees	13,500
Total	69,338

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description	Previously Filed as Exhibit	Date Previously Filed

1.1	Engagement Agreement, dated as of January 7, 2014, by and between the Registrant and Chardan Capital Markets LLC	Exhibit 1.1 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2007	8/15/07

3.1.1	Certificate of Change	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2010	9/7/10

3.1.2	Certificate of Correction	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2013	3/11/13

3.1.3	Certificate of Change	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2014	2/14/14

3.1.4	Articles of Merger	Exhibit 3.1.4 to the Registrant’s Current Report on Form 8-K filed on October 8, 2015	10/8/15

3.2	Amended and Restated Bylaws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011	12/15/11

10.1*	LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007	12/20/07

10.1.1*	First Amendment to Amended and Restated 2003 Stock Plan*	Appendix A to 2009 Proxy Statement	1/29/09

10.1.2*	Second Amendment to the LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Appendix A to 2012 Proxy Statement	1/27/12

10.2*	Form of 2003 Stock Plan Restricted Stock Agreement*	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005	5/16/05

10.3*	Form of 2003 Stock Plan Stock Option Agreement*	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008	12/29/08

10.5	Note and Warrant Purchase Agreement, dated April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.5.1	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	Exhibit 10.12.1 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2013	1/15/13

10.5.2	Senior Subordinated Convertible Note (under Note Purchase Agreement)	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.5.3	Subordinated Guaranty (under Note Purchase Agreement)	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.5.4	Form of Warrant (under Note Purchase Agreement)	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.6*	Employment Agreement, dated January 1, 2013, by and between the Registrant and Jon Isaac	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 14, 2013	5/14/13

10.7	Asset Purchase Agreement, dated September 9, 2013, by and between the Registrant and Novalk Apps S.A.S.	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

10.8	Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

10.9	Convertible Note (under 2014 Note Purchase Agreement)	Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

10.10	Form of Warrant (under 2014 Note Purchase Agreement)	Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

10.11*	2014 Omnibus Equity Incentive Plan	Appendix A to 2014 Proxy Statement	6/23/14

10.12	Share Purchase Agreement, by and among Live Goods, LLC, DealTicker Inc., from Julian Gleizer and Daniel Abramov	Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2014	12/29/14

10.13	Stock Purchase Agreement, by and among the Registrant, Modern Everyday Inc., & Byron Hsu, dated August 24, 2014	Exhibit 99.1 to the Current Report on Form 8-K filed on August 24, 2014	8/24/14

10.14	Engagement Agreement, dated as of May 16, 2014, by and between the Registrant and Chardan Capital Markets LLC	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q filed on May 20, 2014	5/20/14

10.15	Purchase Agreement, dated as of July 6, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	Filed herewith

10.16	Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and S F Commercial Properties, LLC , as Borrowers, and Bank of America, N.A. as Lender.	Filed herewith

10.17	Subordinated Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings, LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and SF Commerical Properties, LLC as Borrowers and Isaac Capital Fund I, LLC as Lender	Filed herewith

10.18	Lease Agreement, effective July 6, 2015, by and between 716 River Street Partners LLC, as lessor and Constellation Industries, LLC as lessee	Filed herewith

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	5/13/04

23.1	Consent of Anton & Chia, LLP	Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on January 13, 2016	1/13/16

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 200	Filed herewith

32	Certification pursuant to 18 U.S.C. Section 1350	Filed herewith

101	The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2015 and 2014, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2015 and 2014, (iii) Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2015 and 2014, and (iv) the Notes to Consolidated Financial Statements	Exhibits 101 to the Registrant’s Annual Report on Form 10-K filed on January 13, 2016	01/13/16

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 2016	Live Ventures, Incorporated

/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jon Isaac	Chief Executive Officer, President and Chief Financial and Accounting Officer	January 13, 2016
Jon Isaac	(Principal Executive Officer and Principal Financial and Accounting Officer) and Director

/s/ Tony Isaac	Financial Planning and Strategist/Economist and Director	January 13, 2016
Tony Isaac

/s/ Richard D. Butler, Jr.	Director	January 13, 2016
Richard D. Butler, Jr.

/s/ Dennis Gao	Director	January 13, 2016
Dennis Gao

/s/ Tyler Sickmeyer	Director	January 13, 2016
Tyler Sickmeyer

