Form 10-Q
period 2015-12-31
LIVE VENTURES Inc
filed 2016-02-16
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☑ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 12, 2016 was 16,911,094.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED DECEMBER 31, 2015

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2015
	(unaudited)
Assets
Cash and cash equivalents	$3,324,019	$2,727,818
Accounts receivable, net	6,913,431	8,243,992
Inventories, net	13,121,231	13,335,598
Prepaid expenses and other current assets	1,165,276	1,522,027
Total current assets	24,523,957	25,829,435

Property and equipment, net	12,088,439	12,481,901
Deposits and other assets	36,035	36,090
Intangible assets, net	1,458,999	1,516,930
Goodwill	800,000	800,000
Total assets	$38,907,430	$40,664,356

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$6,169,504	$5,536,796
Accrued liabilities	2,952,840	3,660,949
Income tax payable	323,980	376,000
Note payable	1,947,990	1,443,036
Total current liabilities	11,394,314	11,016,781

Notes payable, net of current portion	14,869,708	14,568,190
Note payable, related party	5,650,259	6,495,825
Contingent consideration from business combination	327,000	316,000
Total Liabilities	32,241,281	32,396,796

Commitment and contingencies	–	–

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at December 31, 2015 and September 30, 2015, liquidation preference $38,203	10,866	10,866
Common stock, $0.001 par value, 30,000,000 shares authorized, 16,907,789 and 16,903,014 shares issued and outstanding at December 31, 2015 and September 30, 2015, respectively	16,913	16,908
Paid in capital	53,127,705	52,950,945
Accumulated deficit	(46,489,335)	(46,665,003)
Total Live Ventures stockholders' equity	6,666,149	6,313,716
Noncontrolling interest	–	1,953,844
Total equity	6,666,149	8,267,560
Total liabilities and equity	$38,907,430	$40,664,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2015	2014

Revenues	$20,104,434	$8,007,052
Cost of revenues	13,694,559	4,770,096
Gross profit	6,409,875	3,236,956

Operating expenses:
General and administrative expenses	2,365,873	1,917,368
Sales and marketing expenses	2,996,750	2,187,477
Total operating expenses	5,362,623	4,104,845
Operating income (loss)	1,047,252	(867,889)
Other expense:
Interest expense, net	(345,483)	(4,191,630)
Other income	12,553	28,505
Gain on derivative liability	–	83,580
Total other expense, net	(332,930)	(4,079,545)
Income (loss) before provision for income taxes	714,322	(4,947,434)
Provision for income taxes	413,980	–
Net income (loss)	300,342	(4,947,434)
Net income attributed to noncontrolling interest	124,194	–
Net income (loss) attributed to Live Ventures Incorporated	$176,148	$(4,947,434)

Earnings (loss) per share:
Basic	$0.01	$(0.33)
Diluted	$0.01	$(0.33)
Weighted average common shares outstanding:
Basic	16,905,098	15,111,162
Diluted	19,219,449	15,111,162

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$300,342	$(4,947,434)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	545,832	164,522
Non-cash interest expense associated with convertible debt and warrants	4,954	2,187,563
Non-cash interest expense associated with loan fees	–	2,004,202
Non-cash change in fair value of derivative liability	–	(83,580)
Stock based compensation expense	91,227	29,390
Non-cash issuance of common stock for services	7,500	82,127
Provision for uncollectible accounts	3,353	1,700
Reserve for obsolete inventory	32,097	–
Changes in assets and liabilities:
Accounts receivable	1,327,208	(555,591)
Prepaid expenses and other current assets	356,751	75,546
Inventories	182,270	673,857
Deposits and other assets	55	265
Accounts payable	632,708	(1,118,797)
Accrued liabilities	(697,589)	183,453
Income tax payable	(52,020)	–
Net cash provided by (used in) operating activities	2,734,688	(1,302,777)

INVESTING ACTIVITIES:
Expenditures for intangible assets	–	(20,714)
Purchases of property and equipment	(94,439)	(28,798)
Net cash used in investing activities	(94,439)	(49,512)

FINANCING ACTIVITIES:
Net borrowings under revolver loans	540,354	–
Payments on notes payable	(238,836)	(346,182)
Payments on notes payable, related party	(845,566)	–
Payment for the purchase of the noncontrolling interest	(1,500,000)	–
Proceeds from issuance of convertible debt	–	100,000
Net cash used in financing activities	(2,044,048)	(246,182)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	596,201	(1,598,471)

CASH AND CASH EQUIVALENTS, beginning of period	2,727,818	8,114,682

CASH AND CASH EQUIVALENTS, end of period	$3,324,019	$6,516,211

Supplemental cash flow disclosures:
Interest paid	$345,483	$16,612
Income taxes paid	$466,000	$–
Noncash financing and investing activities:
Recognition of contingent beneficial conversion feature	$–	$100,000
Conversion of notes payable and accrued interest into common stock	$–	$635,756
Accrued and unpaid dividends	$480	$483
Note payable issued for purchase of noncontrolling interest	$500,000	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

(unaudited)

Note 1: Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Live Ventures, Incorporated, a Nevada corporation, and its subsidiaries (collectively the “Company”). The Company is a holding company for diversified businesses. The Company promoted online marketing solutions to small and medium businesses to help them boost customer awareness, gain visibility and manage their online presence. The Company also offered affordable acquisition services to the small business segment though the Instant Agency suite of products and services. The Company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. Under the Live Ventures brand the Company seeks opportunities to acquire profitable and well-managed companies. The Company believes that with the proper positioning and its investment capital these companies can become very profitable. With its recent acquisition of Marquis Industries, Inc., the Company became engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings.

Effective October 7, 2015, the Company changed its corporate name from LiveDeal, Inc. to Live Ventures Incorporated.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2016. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2015 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on January 13, 2016.

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

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and its subsidiaries as follows:

	Percentage
Company	Owned	Parent
Live Ventures, Inc.	100%	Live Ventures Incorporated
Telco Billing, Inc.	100%	Live Ventures Incorporated
Velocity Marketing Concepts, Inc.	100%	Live Ventures Incorporated
Velocity Local, Inc.	100%	Live Ventures Incorporated
Modern Everyday, Inc.	100%	Live Ventures Incorporated
Modern Everyday, LLC	100%	Modern Everyday, Inc.
Super Nova, LLC	100%	Modern Everyday, Inc.
Live Goods, LLC	100%	Live Ventures Incorporated
Marquis Affiliated Holdings, LLC*	100%	Live Ventures, Inc.
Marquis Industries, Inc.	100%	Marquis Affiliated Holdings, LLC
A-O Industries, LLC	100%	Marquis Industries, Inc.
Astro Carpet Mills, LLC	100%	Marquis Industries, Inc.
Constellation Industries, LLC	100%	Marquis Industries, Inc.
S F Commercial Properties, LLC	100%	Marquis Industries, Inc.

The results of operations for Marquis Industries, Inc. have only been included since the date of acquisition of July 6, 2015. All intercompany transactions and balances have been eliminated in consolidation.

* Effective November 30, 2015, the Company acquired the remaining 20% interest.

Noncontrolling Interest

On July 6, 2015, the Company, through MAH, acquired 80% interest in Marquis Industries, Inc. The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets acquired and liabilities assumed.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which governs the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

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

Effective November 30, 2015, the Company purchased the remaining 20% interest in Marquis for $2,000,000 of which $1,500,000 was paid in cash and a note payable of $500,000 due on February 1, 2016 with interest at 2% per annum. In accordance with ASC 810, the excess of the noncontrolling interest at November 30, 2015 over the $2,000,000 purchase price of $78,038 has been recorded directly to additional paid in capital. The $500,000 note payable was paid on January 20, 2016.

Inventories

Inventories are valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. At December 31, 2015 and September 30, 2015, the allowance for obsolete inventory was $434,375 and $402,278, respectively.

Revenue Recognition

Directory Services

Revenue is billed and recognized monthly for services subscribed in that specific month. The Company has historically utilized outside billing companies to perform billing services through direct ACH withdrawals.

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

Deferred Revenue

In some instances, the Company receives payments in advance of rendering services, whereupon such revenues are deferred until the related services are rendered. There is no deferred revenue as of December 31, 2105 and September 30, 2015.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which if it is more likely than not that the related benefit will not be realized. The Company classifies tax-related penalties and interest as a component of income tax expense for financial statement presentation. For the period from October 1, 2015 to November 30, 2015, Marquis Industries, Inc. and subsidiaries is required to file a separate income tax return, and therefore, the income generated by these subsidiaries cannot be offset against the Company’s net operating losses.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance.  The Company determined it has three reportable segments (See Note 15).

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2015 and September 30, 2015, the Company had no financial instruments with derivative feature.

Recently Issued Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 3: Balance Sheet Information

Balance sheet information is as follows:

	December 31,	September 30,
	2015	2015
Receivables, current, net:
Accounts receivable, current	$7,679,919	$9,007,127
Less: Allowance for doubtful accounts	(766,488)	(763,135)
	$6,913,431	$8,243,992

Receivables, long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Allowance for doubtful accounts	(344,572)	(344,572)
	$–	$–

Total receivables, net:
Gross receivables	$8,024,491	$9,351,699
Less: Allowance for doubtful accounts	(1,111,060)	(1,107,707)
	$6,913,431	$8,243,992

Components of allowance for doubtful accounts are as follows:
Allowance for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,617
Allowance for customer refunds	(733)	1,715
Allowance for other trade receivables	48,176	42,375
	$1,111,060	$1,107,707

Inventory
Raw materials	$6,726,437	$6,715,298
Work in progress	833,730	836,837
Finished goods	5,995,439	6,185,741
	13,555,606	13,737,876
Less: Obsolescence reserve	(434,375)	(402,278)
	$13,121,231	$13,335,598

Property and equipment, net:
Land and improvements	$688,000	$687,999
Building and improvements	4,202,000	4,202,000
Transportation equipment	77,419	77,419
Machinery and equipment	7,734,360	7,676,561
Furnishings and fixtures	211,700	211,701
Office, computer equipment and other	251,313	244,674
	13,164,792	13,100,354
Less: Accumulated depreciation	(1,076,353)	(618,453)
	$12,088,439	$12,481,901

Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$18,957
Website and technology related intangibles	25,300	25,300
Purchased software	1,500,000	1,500,000
	1,544,257	1,544,257
Less: Accumulated amortization	(85,258)	(27,327)
	$1,458,999	$1,516,930

Accrued liabilities:
Accrued payroll and bonuses	$734,534	$731,782
Deferred revenue	243,082	243,082
Accrued software costs	1,500,000	1,500,000
Accrued expenses - other	475,224	1,186,085
	$2,952,840	$3,660,949

Note 4: Intangible Assets

During the year ended September 30, 2015, the Company purchased software for $1,500,000. This software is being amortized over 84 months which is the term that the software is expected to produce revenue. The Company has the option to pay for the software in cash or in 800,000 shares of the Company’s common stock. The Company has until June 30, 2016 to pay for the software either in cash or common stock. At December 31, 2015, the Company had not made any payments towards the purchase of this software and has reflected the $1,500,000 purchase price for the software in accrued liabilities in the accompanying condensed consolidated balance sheet.

The following summarizes estimated future amortization expense related to intangible assets for the twelve month periods ending December 31:

2016	$226,721
2017	216,112
2018	214,286
2019	214,286
2020	214,286
Thereafter	373,308
$1,458,999

Total amortization expense related to intangible assets was $57,931 and $149,000 for the three months ended December 31, 2015 and 2014, respectively.

Note 5: Notes Payable

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

Fixed Coverage Ratio Table

Level	Fixed Charge Coverage Ratio	Base Rate Revolver Loan	LIBOR Revolver Loans	Base Rate Term Loans	LIBOR Term Loans
I	>2.00 to 1.00	0.50%	1.50%	0.75%	1.75%
II	<2.00 to 1.00 but >1.50 to 1.00	0.75%	1.75%	1.00%	2.00%
III	< 1.50 to 1.00 but >1.20 to 1.00	1.00%	2.00%	1.25%	2.25%
IV	< 1.2 to 1.00	1.25%	2.25%	1.50%	2.5%

The loans are cross-collateralized with substantially all real and personal property of Marquis Industries, Inc. As of December 31, 2015, the Company was at Level II with the fixed coverage ratio.

Monthly payments to Bank of America are approximately $79,000 plus accrued interest. The term component is due and payable in July 2020, which is when the revolving component terminates.

The loans contain certain covenants that require, among other things, for the Company to maintain a fixed charge coverage ratio of at least 1.05 to 1. Since the loan was obtained on July 6, 2015, the Company still has until July 5, 2016 to be in compliance with this ratio.

February 2014 Convertible Note Transaction

On February 27, 2014, the Company issued a one year convertible note to an unaffiliated, non-institutional third party in the principal amount of $323,595. The note (i) is unsecured, (ii) bears interest at the rate of six percent per annum, and (iii) was issued without any original issue discount.

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

Due to the “reset” and “dilutive issuance” clause in this note relating to the conversion price from dilutive share issuance, the Company has determined that the conversion feature is considered a derivative liability for the Company.

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

Notes payable as of December 31, 2015 and September 30, 2015 consisted of the following:

	December 31,	September 30,
	2015	2015
Base Rate Revolver Loan- interest rate based on prime rate adjusted for fixed coverage ratio (table above), maturity date July 6, 2020	$7,769,494	$7,225,745
Base Rate Term Loan- interest rate based on prime rate adjusted for fixed coverage ratio (table above) fixed coverage ratio, maturity date July 6, 2020	7,389,602	7,628,438
Note payable to individual, payable on demand, interest at 10.0% per annum, unsecured	93,663	92,441
Acquisition note payable, $200,000 due February 28, 2015 and $400,000 due February 28, 2016, non-interest bearing with interest imputed at 2.87% per annum	398,094	395,251
Credit line due January 1, 2024, with interest rate of 2.75%	665,956	669,351
Note payable for purchase of noncontrolling interest, interest at 2% per annum; due February 1, 2016. This note was paid on January 20, 2016	500,889	–
Total Debt	16,817,698	16,011,226
Current portion	1,947,990	1,443,036
Long-term portion	$14,869,708	$14,568,190

Note 6: Note Payable, Related Party

In connection with the purchase of Marquis Industries Inc., the Company entered into a mezzanine loan in an amount of up to $7,000,000 provided by Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the chief executive officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021 (six months after the final payments are due under the Bank of America Term and Revolving Loan). As of December 31, 2015 and September 30, 2015, there was $5,650,259 and $6,495,825, respectively, outstanding on this mezzanine loan.

Note 7: Equity

During the three months ended December 31, 2015, the Company issued:

•	4,775 shares of common stock for services rendered valued at $7,500. The value was based on the market value of the Company’s common stock on the date of issuance.

During the three months ended December 31, 2014, the Company issued:

•	27,500 shares of common stock for services rendered valued at $82,127. The value was based on the market value of the Company’s common stock on the date of issuance;

•	801,378 share of common stock for the conversion of convertible notes and accrued interest of $635,756;

•	630,252 shares of common stock as payment for the original issue discount fees associated with the Kingston agreement. The value of the shares of $2,004,202 was based on the market value of the Company’s common stock at the date of issuance.

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

Dividends

During the three months ended December 31, 2015 and 2014, the Company accrued dividends of $480 and $483, respectively, payable to holders of Series E preferred stock. At December 31, 2015 unpaid dividends were $480.

Note 8: Warrants

The Company issued several Notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at December 31, 2015:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2015	3,540,876	$0.69	2.73	$3,498,531
Granted	–
Exercised	–
Outstanding at December 31, 2015	3,540,876	$0.69	2.48	$2,719,539
Exercisable at December 31, 2015	3,540,876	$0.69	2.48	$2,719,539

Most of the above warrants were issued in connection with conversion of convertible notes (See Note 5). When the debt is converted and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes model and takes a charge to interest expense at the date of issuance.

The exercise price for warrants outstanding and exercisable at December 31, 2015 is as follows:

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

Stock Options

The following table summarizes stock option activity for the three months ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2015	1,050,000	$1.87	4.76	$225,750
Granted	–
Exercised	–
Forfeited	–
Outstanding at December 31, 2015	1,050,000	$1.87	4.50	$149,000
Exercisable at December 31, 2015	675,000	$1.73	4.01	$149,000

The Company recognized compensation expense of $91,227 and $29,390 during the three months ended December 31, 2015 and 2014, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures.

At December 31, 2015, the Company had $168,571 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through June 2017.

The exercise price for options outstanding and exercisable at December 31, 2015 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
187,500	$0.83	187,500	$0.83
150,000	1.25	150,000	1.25
187,500	1.67	37,500	1.67
37,500	2.08	–	2.08
37,500	2.50	–	2.50
450,000	2.53	300,000	2.53
1,050,000		675,000

The following table summarizes information about the Company’s non-vested shares as of December 31, 2015:

Non-vested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at September 30, 2015	375,000	$1.44
Granted	–
Vested	–
Nonvested at December 31, 2015	375,000	$1.44

Note 10: Earnings (Loss) Per Share

Earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding is computed using the weighted average shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of stock options, warrants and convertible preferred stock. The potential dilutive effect of stock options and warrants is calculated using the treasury stock method. Preferred stock dividends are subtracted from net loss to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,
	2015	2014
Basic

Net income (loss) attributed to Live Ventures Incorporated	$176,148	$(4,947,434)
Less: preferred stock dividends	(480)	(483)
Net income (loss) applicable to common stock	$175,668	$(4,947,917)

Weighted average common shares outstanding	16,905,098	15,111,162

Basic earnings (loss) per share	$0.01	$(0.33)

Diluted

Net income (loss) applicable to common stock	$175,668	$(4,947,917)
Add: preferred stock dividends	480	483
Net income (loss) applicable for diluted earnings (loss) per share	$176,148	$(4,947,434)

Weighted average common shares outstanding	16,905,098	15,111,162
Add: Options	129,344	–
Add: Warrants	2,057,207	–
Add: preferred stock	127,800	–
Assumed weighted average common shares outstanding	19,219,449	15,111,162

Diluted earnings (loss) per share	$0.01	$(0.33)

The following is a list of potentially dilutive securities outstanding (prior to dilutive effect) at the respective periods:

	Three Months Ended December 31,
	2015	2014

Options to purchase shares of common stock	1,050,000	600,000
Warrants to purchase shares of common stock	3,540,876	3,540,876
Series E convertible preferred stock	127,840	127,840
Total potentially dilutive shares	4,718,716	4,268,716

Note 11: Income Taxes

At December 31, 2015, the Company maintained a valuation allowance against its deferred tax assets. The Company determined that a 100% valuation allowance was necessary at December 31, 2015.

For the period from October 1, 2015 to November 30, 2015, Marquis Industries, Inc. and subsidiaries is required to file a separate income return, and therefore, the income generated by these subsidiaries cannot be offset against the Company’s net operating losses. Income tax expense for the three months ended December 31, 2015 for Marquis Industries, Inc. was $413,980.

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

During the three months ended December 31, 2015 and 2014, the Company recognized total interest expense of $0 and $2,018,803, respectively, associated with the ICG notes.

The Company leases a building from a related party under long-term operating lease. The building lease from a related party is $18,562 per month and expires in July 2020.

In connection with the purchase of the noncontrolling interest the Company issued a note payable of $500,000 due on February 1, 2016 with interest at 2% per annum. The $500,000 note payable was paid on January 20, 2016.

Also see Note 6 and 7.

Note 13: Commitments and Contingencies

Purchase price contingency

In connection with acquisition of Modern Everyday, Inc., the Company issued 50,000 shares of the Company’s common stock as part of the consideration for the acquisition. The Company has guaranteed the holder of the 50,000 shares that the value of those shares will be at least $8.00 per shares 30 months after the acquisition date. The Company has agreed to compensate the holder, if the share price is less than $8.00 at the 30 months anniversary of the acquisition, the difference between $8.00 and the share price at the 30 month anniversary times the number of shares still owned by the holder. As of December 31, 2015, the Company as recorded a liability of $327,000 related to this guarantee. The value of these shares was included as part of the purchase price consideration. The Company will adjust this guarantee at the end of each balance sheet date based on the current price of the Company’s common stock.

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of December 31, 2015, results of operations, cash flows or liquidity of the Company.

Note 14: Concentration of Credit Risk

The Company maintains cash balances at banks in California, Nevada and Georgia. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of December 31, 2015. At times, balances may exceed federally insured limits.

Note 15: Segment Reporting

The Company operates in three segments which are characterized as:  (1) legacy merchant’s services, (2) online marketplace platform and (3) manufacturing. The legacy merchants’ services consists of directory services, the online marketplace platform consists of livedeal.com and the fiscal 2014 acquisitions of consumer products entities and the manufacturing segment consists of the 2015 acquisition of Marquis Industries.

The following tables summarize segment information for the three months ended December 31, 2015 and 2014:

	Three Months Ended December 31,
	2015	2014
Revenues
Marketplace platform	$3,641,642	$7,597,068
Manufacturing	16,190,030	–
Services	272,762	409,984
	$20,104,434	$8,007,052

Gross profit
Marketplace platform	$1,595,255	$2,879,923
Manufacturing	4,553,674	–
Services	260,946	357,033
	$6,409,875	$3,236,956

Operating income (loss)
Marketplace platform	$(903,745)	$(1,158,430)
Manufacturing	1,691,630	–
Services	259,367	290,541
	$1,047,252	$(867,889)

Depreciation and amortization
Marketplace platform	$68,276	$164,522
Manufacturing	477,556	–
Services	–	–
	$545,832	$164,522

Interest Expenses
Marketplace platform	$66,907	$4,191,630
Manufacturing	278,576	–
Services	–	–
	$345,483	$4,191,630

Provision for income taxes
Marketplace platform	$–	$–
Manufacturing	413,980	–
Services	–	–
	$413,980	$–

Net income (loss)
Marketplace platform	$(809,468)	$(5,237,975)
Manufacturing	860,783	–
Services	249,027	290,541
	$300,342	$(4,947,434)

	As of December 31, 2015	As of September 30, 2015
Total Assets
Marketplace platform	$5,631,579	$6,811,977
Manufacturing	32,962,806	33,714,344
Services	313,045	138,035
	$38,907,430	$40,664,356

Intangible assets
Marketplace platform	$1,458,999	$1,516,930
Manufacturing	800,000	800,000
Services	–	–
	$2,258,999	$2,316,930

Note 16: Business Combination

On July 6 and July 7, 2015, the Company entered into a series of agreements in connection with its indirect purchase of Marquis Industries, Inc., a Georgia corporation, and its subsidiaries. The purchase price allocation made by the Company as disclosed in the footnotes to its audited financial statements included in Form 10K is preliminary and subject to change. The Company has not yet completed its analysis to determine the fair value of inventory, property and equipment and a mezzanine loan on the acquisition date. Once this analysis is complete, the Company will adjust, if necessary, the provisional amounts assigned to inventory, property and equipment and a mezzanine loan in the accounting period in which the analysis is completed.

The unaudited pro forma information below present statement of operations data for the three months ended December 31, 2014 as if the acquisition of Marquis Industries took place on October 1, 2014.

Three Months Ended December 31, 2014
(unaudited)
Net revenue	$23,059,337
Gross profit	6,877,799
Operating income	754,105
Net loss	(4,351,474)
Loss per share	(0.29)

Note 17: Subsequent Event

On January 20, 2016, the $500,000 note payable issued during the three months ended December 31, 2015 for the purchase of the noncontrolling interest was paid.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2015, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Our Company

Live Ventures Incorporated is a holding company for diversified businesses, which, together with our subsidiaries, we refer to as the “Company”, “Live Ventures”, “we”, “us” or “our.” Live Ventures first started in the online marketing industry as YP.com. At the time, we were the first company to bring the print yellow pages to the Internet in 1994. From there we moved into the online classifieds business. We primarily promoted online marketing solutions to small and medium businesses to help them boost customer awareness, gain visibility and manage their online presence under our Velocity Local™ brand. We also offered affordable acquisition services to the small business segment though the Instant Agency suite of products and services. Those products, included InstantProfile, which distributes a small business’ key contact and service information to the top Internet destinations, include search engines, internet directories and social media networks. Although we continue to generate revenue from servicing our existing customers under InstantProfile, which we refer to as our legacy product offerings, because of the change in our business strategy in 2013, we no longer accept new customers under our legacy product offerings.

In 2013 we launched LiveDeal.com, real-time “deal engine” that connects restaurants across the United States and consumers via an platform. The LiveDeal.com platform targets restaurants in cities across the United States to help them use the platform to attract new customers. In addition, through our subsidiary, Modern Everyday, we maintain an online consumer products retailer.

Commencing in fiscal year 2015, we began to expand our business outside of solely providing an online marketplace. Although we continue to a provide online marketing solutions for small and medium business, we began to focus on acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. We continue to actively develop, revise and evaluate our products, services and our marketing strategies in all of our business lines. However, due to the diversification of our as a result of the acquisition of businesses in several industries, we expect that revenues from our online marketplace business segment and our legacy products will be diluted in the coming months and years. As of the fiscal year ended September 30, 2015, Live Goods and DealTicker ceased operations, and we discontinued our suite of online presence marketing products and solutions under the Velocity Local™ brand.

Under the Live Ventures brand we seek opportunities to acquire profitable and well-managed companies. We will work closely with consultants who will help us identify target companies that fit within the criteria we have established for opportunities that will provide synergies with our businesses.

Our principal offices are located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this report) is located at www.live-ventures.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

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

The Company, best known for migrating print yellow pages to the Internet in 1994, began to develop the model for LiveDeal.com after having worked closely with well-known publishers in the daily deal market. In mid-2013, we tested the beta platform in a number of cities, and the model has been well received by restaurants, consumers, and various restaurant associations. We launched LiveDeal.com in the San Diego and Los Angeles, California markets in September 2013 and December 2013, respectively. In 2015 we launched a massive advertising campaign directed at over 35 cities to support the restaurant owners who have created more than 10,000 deals in over 8,000 restaurants in those cities. The Company believes it can cost-effectively expand into other cities due to the scalability of the LiveDeal.com platform, as restaurants can curate deals through our account managers or create specials on their own. In addition, individual customers transact directly with the restaurant, eliminating the need for the Company to act as an intermediary in the sale.

In order to leverage our consumer base, during fiscal 2014 we acquired three business that offer consumer products. We plan to incorporate the sale of consumer products into our livedeal.com website to make it a vertically integrated one-stop shop for all the needs of the everyday consumer. Below is a brief description of the business purchased in fiscal 2014.

Modern Everyday, Inc.,

Modern Everyday, Inc. (“MEI”), acquired in August 2014, has a web presence providing consumers with products that range from kitchen and dining products, apparel and sporting goods to children's toys and beauty products. Modern Everyday also has proprietary software that will give us the capability to track products and predict consumer behavior and spending habits.

Legacy and Merchants’ Services Segment

We developed and market a suite of products and services designed to meet the online marketing needs of SMBs at affordable prices. In August 2012, we commenced sourcing local deal and activities to strategic publishing partners under our LiveDeal ® brand, which we refer to as promotional marketing. In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local ™ brand, which we refer to as online presence marketing. Our target customers for our our LiveDeal ® brand is SMB owners who work long hours to deliver real value to their customers in their own communities that do not have the time or expertise to develop the powerful, multi-faceted, online marketing and advertising programs necessary for successful online marketing. Our offerings draw on a decade of experience servicing SMBs in the internet technology environment.

We continue to generate revenue from servicing our existing customers under our legacy product offerings, primarily our InstantProfile ® line of products and services. Because of the change in our business strategy and product lines, we no longer accept new customers under our legacy product offerings.

Business Acquisition

On July 6 and July 7, 2015, we entered into a series of agreements in connection with our indirect purchase of Marquis Industries, Inc., a Georgia corporation (“Marquis Industries”), and its subsidiaries. Marquis Industries is a specialty, high-performance carpet yarn manufacturer, hard-surfaces re-seller, and top 10 high-end residential carpet manufacturer in the United States. The purchase and financing transactions were, in the aggregate, valued at approximately $30 million. The purchase was effectuated between Marquis Affiliated Holdings LLC, a Delaware limited liability company (“Marquis Holdings”) that is 80% owned by Live Ventures. The remaining 20% of Marquis Holdings is owned by the former owners of Marquis Industries. In connection with the purchase and finance transaction, various persons and entities entered into a series of agreements (each of which is dated on or about July 6, 2015, with funding occurring on July 6 and July 7, 2015).

Effective November 30, 2015, we purchased the remaining 20% interest in Marquis for $2,000,000 of which $1,500,000 was paid in cash and a note payable of $500,000 due on February 1, 2016. The excess of the noncontrolling interest at November 30, 2015 over the $2,000,000 purchase price of $78,038 has been record directly to additional paid in capital.

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

Revenue Recognition

Directory Services

Revenue is billed and recognized monthly for services subscribed in that specific month. We have historically utilized outside billing companies to perform billing services through direct ACH withdrawals.

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

We have estimated net deferred income tax assets (net of valuation allowances) of $0 at December 31, 2015 and September 30, 2015. A full valuation allowance has been established against all net deferred tax assets as of December 31, 2015 and September 30, 2015 based on estimates of recoverability. While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business lines. Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

For the period from October 1, 2015 to November 30, 2015, Marquis Industries, Inc. and subsidiaries is required to file a separate income return, and therefore, the income generated by these subsidiaries cannot be offset against the Company’s net operating losses.

Results of Operations

The following sets forth a discussion of our financial results for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below. Generally, the significant changes in the results of operations when compared to the prior periods as noted below is a result of the acquisition of Marquis Industries we made in July 2015.

Revenues

	Revenues
	2015	2014	Change	Percent

Three Months Ended December 31	$20,104,434	$8,007,052	$12,097,382	151%

Revenues for the three months ended December 31, 2015 increased by $12,097,382, as compared to the three months ended December 31, 2014, primarily due to the acquisition of Marquis Industries in July 2015. Revenue from our manufacturing segment increased from $0 for the three months ended December 31, 2014 to $16,190,030 for the three months ended December 31, 2015. Revenue from our online marketplace platform segment decreased by $3,955,426 or 52% from $7,597,068 for the three months ended December 31, 2014 to $3,641,642 for the three months ended December 31, 2015. The decrease is due to a change in our overall strategy which resulted in fewer resources being focused on our marketplace platform segment. Revenue from our legacy and merchants’ services segment decreased by $137,222 or 33% from $409,984 for the three months ended December 31, 2014 to $272,762 for the three months ended December 31, 2015. We expect revenue from this segment to continue to decrease in the future.

Cost of Revenues

	Cost of Revenues
	2015	2014	Change	Percent

Three Months Ended December 31	$13,694,559	$4,770,096	$8,924,463	187%

Cost of revenues, which consists of principally of the cost of products we sale, increased for the three months ended December 31, 2015 as compared to the three months ended December 31, 2014, by $8,924,463. The increase in cost of revenue for the three months ended December 31, 2015 is primarily due to increase in revenue as a result of our acquisition of Marquis Industries in July 2015. Cost of revenue were 68.1% and 59.6% of net revenues for the three months ended December 31, 2015 and 2014, respectively, an increase of 8.5%. The increase is due to the increase in revenue from our manufacturing segment that have a higher cost of revenue that our marketplace platform segment..

Gross Profit

	Gross Profit
	2015	2014	Change	Percent

Three Months Ended December 31	$6,409,875	$3,236,956	$3,172,919	98%

Gross profit increased for the three months ended December 31, 2015 by $3,172,919, as compared to the three months ended December 31, 2014, primarily due to the increase in revenues from our acquisition of Marquis Industries in July 2015. The gross profit percentage for three months ended December 31, 2015 was 31.9% compared to 40.4% for the three months ended December 31, 2014. Our gross profit percentage from our legacy and merchants’ services segment was 95.7% and 87.1% for the three months ended December 31, 2015 and 2014, respectively, and our gross profit percentage for our online marketplace platform segment was 43.8% and 37.9% for the three months ended December 31, 2015 and 2014, respectively. Our gross profit percentage from our newly acquired manufacturing segment was 28.1%. We were able to significantly improve our gross margin for our online marketplace platform segment by reducing our product costs and focusing on selling higher margin products.

General and Administrative Expenses

	General and Administrative Expenses
	2015	2014	Change	Percent

Three Months Ended December 31	$2,365,873	$1,917,368	$448,505	23%

General and administrative expenses increased for the three months ended December 31, 2015 as compared to three months ended December 31, 2014 by $448,505. The increase for the three months ended December 31, 2015 compared to the same period in 2014 is principally a result of the acquisition of Marquis Industries in July 2015 that incurred $1,147,287 in general and administrative expenses offset by reduction of general and administrative expenses in our marketplace platform segment as we shifted our resources as a result of our change in strategy. We expect our general and administrative expenses to remain at the current level for the near future.

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2015	2014	Change	Percent

Three Months Ended December 31	$2,996,750	$2,187,477	$809,273	37%

Sales and marketing expense increased for the three months ended December 31, 2015 as compared to three months ended December 31, 2014 primarily due to expenses associated with marketing activities for Marquis Industries.

Operating Income (Loss)

	Operating Income (Loss)
	2015	2014	Change	Percent

Three Months Ended December 31	$1,047,252	$(867,889)	$1,915,141	37%

The increase in operating income for the three months ended December 31, 2015 as compared to three months ended December 31, 2014 resulted from a variety of factors, including the acquisition of Marquis Industries in July 2015.

Total Other Income (Expense)

	Total Other Income (Expense)
	2015	2014	Change	Percent

Three Months Ended December 31	$(332,930)	$(4,079,545)	$3,746,615	(92)%

The large decrease in other expense in the three months ended December 31, 2015 as compared to three months ended December 31, 2014 was primarily due to interest expense relating to the amortization of debt discounts, the issuance of warrants upon the conversion of debt and the issuance of common stock for the original issue discount on a $10 million credit facility during the three months ended December 31, 2014, offset by an increase in interest paid on our outstanding loan balances that resulted from the acquisition of Marquis Industries in July 2015.

Net Income (Loss) Attributable to Live Ventures Incorporated

	Net Income (Loss)
	2015	2014	Change	Percent

Three Months Ended December 31	$176,148	$(4,947,434)	$5,123,582	(104)%

The increase in the net income for the three months ended December 31, 2015, as compared to the net loss for the three months ended December 31, 2014 was primarily attributable to the acquisition of Marquis Industries in July 2015 and the large interest expense charge taken during the three months ended December 31, 2014, as described above.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at December 31, 2015 was $3,324,019 compared to $2,727,818 at September 30, 2015, an increase of $596,201. The principal reason for this increase was the cash generated from our Marquis Industries subsidiary.

Cash Flows from Operating Activities

Net cash provided by operating activities was $2,734,688 for the three months ended December 31, 2015 as compared to cash used in operating activities of $1,302,777 for the same period in 2014. This change was due to an increase of $5,247,776 in our net income, partially offset by a decrease of non-cash expenses of $3,784,541 which during the three months ended December 31, 2014 included $2,187,563 of interest expense associated with convertible debt and warrants, and $2,004,202 of interest expense associated with loan fees. Cash flows from operations were also impacted by an increase of $2,542,670 in changes in working capital and other assets in the three months ended December 31, 2015 as compared to the same period in 2014. This working capital variance resulted primarily from the changes in accounts receivable and accounts payable.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the three months ended December 31, 2015 consisted of $94,439 of purchases of equipment. Our cash flows used in investing activities during the three months ended December 31, 2014 consisted of $20,714 of expenditures for intangible assets and $28,798 of purchases of equipment.

Cash Flows from Financing Activities

Our cash flows used in financing activities during the three months ended December 31, 2015 consisted of $540,354 from net borrowings under our revolver loan; the repayment of $238,536 and $845,566 of notes payable and related party notes payable, respectively, and $1,500,000 paid to purchase the noncontrolling interest. Our cash flows used in financing activities during the three months ended December 31, 2014 consisted of $100,000 from the issuance of a convertible note payable and $346,182 for the repayment of notes payable.

Working Capital

We had working capital of $13,129,643 as of December 31, 2015 compared to working capital of $14,812,654 as of September 30, 2015 with current assets decreasing by $1,305,478 and current liabilities increasing by $377,533 from September 30, 2015 to December 31, 2015.

Revolver Loan and Term Loan

In connection with the purchase of Marquis Industries Inc., we entered into an agreement with Bank of America for a Term and Revolving Loan for approximately $7.8 million for the term component and approximately $15 million for the revolving component. As part of the Bank of America Revolving Loan, Marquis Industries may borrow up to $15 million (based on eligibility). At September 30, 2015 we had $7,769,494 and $7,389,602 outstanding on the Revolver Loan and Term Loan, respectively.

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

We believe that our existing cash on hand is sufficient to finance our operations for the next twelve months. To the extent that we do not achieve profitability or positive operating cash flows, our business will be materially and adversely affected. Further, our business is likely to experience significant volatility in our revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements our new strategies and responds to operating results.

Off-Balance Sheet Arrangements

At December 31, 2015, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to our analysis of the valuation of certain inventory and the purchase price allocation in connection with the acquisition of Marquis.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of December 31, 2015, our annual results of operations or cash flows, or our liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description
10.1

Agreement, effective as of November 30, 2015, by and among Live Ventures Incorporated, Isaac Capital Group, Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and the Company's former stockholders.

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

Live Ventures Incorporated

Dated: February 16, 2016	/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

