Form 10-Q
period 2016-03-31
LIVE VENTURES Inc
filed 2016-05-16
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☑ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 10, 2016 was 16,862,450.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2016

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2016	2015
	(unaudited)

Assets
Cash and cash equivalents	$3,421,123	$2,727,818
Accounts receivable, net	9,388,592	8,243,992
Inventories, net	12,455,001	13,335,598
Prepaid expenses and other current assets	1,105,122	1,522,027
Total current assets	26,369,838	25,829,435

Property and equipment, net	11,659,948	12,481,901
Deposits and other assets	30,497	36,090
Intangible assets, net	1,401,069	1,516,930
Goodwill	800,000	800,000
Total assets	$40,261,352	$40,664,356

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$7,030,412	$5,536,796
Accrued liabilities	3,336,427	3,660,949
Income tax payable	–	376,000
Note payable	1,452,388	1,443,036
Total current liabilities	11,819,227	11,016,781

Notes payable, net of current portion	14,896,822	14,568,190
Note payable, related party	5,650,259	6,495,825
Contingent consideration from business combination	–	316,000
Total Liabilities	32,366,308	32,396,796

Commitment and contingencies	–	–

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at March 31, 2016 and September 30, 2015, liquidation preference $38,203	10,866	10,866
Common stock, $0.001 par value, 30,000,000 shares authorized, 16,912,707 shares issued and 16,859,197 shares outstanding at March 31, 2016; 16,903,014 shares issued and 16,903,014 shares outstanding at September 30, 2015	16,918	16,908
Paid in capital	53,218,858	52,950,945
Treasury stock (53,510 shares)	(80,292)	–
Accumulated deficit	(45,271,306)	(46,665,003)
Total Live Ventures stockholders' equity	7,895,044	6,313,716
Noncontrolling interest	–	1,953,844
Total equity	7,895,044	8,267,560
Total liabilities and equity	$40,261,352	$40,664,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Revenues	$19,839,923	$4,263,979	$39,944,357	$12,271,031
Cost of revenues	14,233,724	2,328,883	27,928,283	7,098,979
Gross profit	5,606,199	1,935,096	12,016,074	5,172,052

Operating expenses:
General and administrative expenses	2,158,398	1,570,731	4,524,271	3,488,099
Sales and marketing expenses	2,249,323	1,453,705	5,246,073	3,641,182
Total operating expenses	4,407,721	3,024,436	9,770,344	7,129,281
Operating income (loss)	1,198,478	(1,089,340)	2,245,730	(1,957,229)
Other expense:
Interest expense, net	(334,986)	(5,314)	(680,469)	(4,196,944)
Other income	355,016	(566)	367,569	27,939
Gain on derivative liability	–	–	–	83,580
Total other expense, net	20,030	(5,880)	(312,900)	(4,085,425)
Income (loss) before provision for income taxes	1,218,508	(1,095,220)	1,932,830	(6,042,654)
Provision for income taxes	–	–	413,980	–
Net income (loss)	1,218,508	(1,095,220)	1,518,850	(6,042,654)
Net income attributed to noncontrolling interest	–	–	124,194	–
Net income (loss) attributed to Live Ventures Incorporated	$1,218,508	$(1,095,220)	$1,394,656	$(6,042,654)

Earnings (loss) per share:
Basic	$0.07	$(0.07)	$0.08	$(0.39)
Diluted	$0.06	$(0.07)	$0.07	$(0.39)
Weighted average common shares outstanding:
Basic	16,895,709	16,045,823	16,900,429	15,573,357
Diluted	18,954,589	16,045,823	19,099,057	15,573,357

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$1,518,850	$(6,042,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,061,018	332,147
Non-cash interest expense associated with convertible debt and warrants	9,352	2,191,273
Non-cash interest expense associated with loan fees	–	2,004,202
Non-cash change in fair value of derivative liability	–	(83,580)
Stock based compensation expense	174,885	48,399
Non-cash issuance of common stock for services	15,000	89,627
Provision for uncollectible accounts	(2,326)	1,767
Reserve for obsolete inventory	(68,250)	194,636
Change in contingent liability	(316,000)	–
Changes in assets and liabilities:
Accounts receivable	(1,142,274)	(16,924)
Prepaid expenses and other current assets	416,905	220,624
Inventories	948,847	1,254,837
Deposits and other assets	5,593	361
Accounts payable	1,493,616	(1,112,728)
Accrued liabilities	(325,481)	(24,612)
Income tax payable	(376,000)	–

Net cash provided by (used in) operating activities	3,413,735	(942,625)

INVESTING ACTIVITIES:
Expenditures for intangible assets	–	(37,047)
Purchases of property and equipment	(123,204)	(33,157)

Net cash used in investing activities	(123,204)	(70,204)

FINANCING ACTIVITIES:
Net borrowings under revolver loans	806,304	–
Issuance of common stock for cash, net of issuance costs	–	538,441
Payments on notes payable	(477,672)	(551,112)
Payments on notes payable, related party	(845,566)	–
Purchase of treasury stock	(80,292)	–
Payment for the purchase of the noncontrolling interest	(2,000,000)	–
Proceeds from issuance of convertible debt	–	100,000

Net cash provided by (used in) financing activities	(2,597,226)	87,329

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	693,305	(925,500)

CASH AND CASH EQUIVALENTS, beginning of period	2,727,818	8,114,682

CASH AND CASH EQUIVALENTS, end of period	$3,421,123	$7,189,182

Supplemental cash flow disclosures:
Interest paid	$680,469	$16,612
Income taxes paid	$790,000	$–
Noncash financing and investing activities:
Recognition of contingent beneficial conversion feature	$–	$100,000
Conversion of notes payable and accrued interest into common stock	$–	$635,756
Accrued and unpaid dividends	$480	$962
Note payable issued for purchase of noncontrolling interest	$500,000	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

Note 1: Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Live Ventures, Incorporated, a Nevada corporation, and its subsidiaries (collectively the “Company”). The Company is a holding company for diversified businesses. The Company promoted online marketing solutions to small and medium businesses to help them boost customer awareness, gain visibility and manage their online presence. The Company also offered affordable acquisition services to the small businesses through the Instant Agency suite of products and services. The Company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. Under the Live Ventures brand the Company seeks opportunities to acquire profitable and well-managed companies. The Company believes that with the proper positioning and its investment capital these companies can become very profitable. With its recent acquisition of Marquis Industries, Inc., the Company became engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings.

Effective October 7, 2015, the Company changed its corporate name from LiveDeal, Inc. to Live Ventures, Incorporated.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the six months ended March 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2016. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2015 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on January 13, 2016.

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

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and its subsidiaries as follows:

	Percentage
Company	Owned	Parent

Telco Billing, Inc.	100%	Live Ventures Incorporated
Velocity Marketing Concepts, Inc.	100%	Live Ventures Incorporated
Velocity Local, Inc.	100%	Live Ventures Incorporated
Modern Everyday, Inc.	100%	Live Ventures Incorporated
Modern Everyday, LLC	100%	Modern Everyday, Inc.
Super Nova, LLC	100%	Modern Everyday, Inc.
Live Goods, LLC	100%	Live Ventures Incorporated
Marquis Affiliated Holdings, LLC*	100%	Live Ventures Incorporated
Marquis Industries, Inc.	100%	Marquis Affiliated Holdings, LLC
A-O Industries, LLC	100%	Marquis Industries, Inc.
Astro Carpet Mills, LLC	100%	Marquis Industries, Inc.
Constellation Industries, LLC	100%	Marquis Industries, Inc.
S F Commercial Properties, LLC	100%	Marquis Industries, Inc.

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

Effective November 30, 2015, the Company purchased the remaining 20% interest in Marquis for $2,000,000. In accordance with ASC 810, the excess of the noncontrolling interest at November 30, 2015 over the $2,000,000 purchase price of $78,038 has been recorded directly to additional paid in capital.

Inventories

Inventories are valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. At March 31, 2016 and September 30, 2015, the allowance for obsolete inventory was $334,028 and $402,278, respectively.

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

Deferred Revenue

In some instances, the Company receives payments in advance of rendering services, whereupon such revenues are deferred until the related services are rendered. There is no deferred revenue as of March 31, 2016 and September 30, 2015.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2016 and September 30, 2015, the Company had no financial instruments with derivative feature.

Recently Issued Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 3: Balance Sheet Information

Balance sheet information is as follows:

	March 31,	September 30,
	2016	2015

Receivables, current, net:
Accounts receivable, current	$10,149,401	$9,007,127
Less: Allowance for doubtful accounts	(760,809)	(763,135)
	$9,388,592	$8,243,992
Receivables, long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Allowance for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total receivables, net:
Gross receivables	$10,493,973	$9,351,699
Less: Allowance for doubtful accounts	(1,105,381)	(1,107,707)
	$9,388,592	$8,243,992

Components of allowance for doubtful accounts are as follows:

Allowance for dilution and fees on amounts due from billing aggregators	$1,063,618	$1,063,617
Allowance for customer refunds	1,508	1,715
Allowance for other trade receivables	40,255	42,375
	$1,105,381	$1,107,707

Inventory
Raw materials	$6,801,295	$6,715,298
Work in progress	768,179	836,837
Finished goods	5,219,555	6,185,741
	12,789,029	13,737,876
Less: Obsolescence reserve	(334,028)	(402,278)
	$12,455,001	$13,335,598

Property and equipment, net:
Land and improvements	$688,000	$687,999
Building and improvements	4,202,000	4,202,000
Transportation equipment	77,419	77,419
Machinery and equipment	7,764,360	7,676,561
Furnishings and fixtures	211,700	211,701
Office, computer equipment and other	250,079	244,674
	13,193,558	13,100,354
Less: Accumulated depreciation	(1,533,610)	(618,453)
	$11,659,948	$12,481,901

Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$18,957
Website and technology related intangibles	25,300	25,300
Purchased software	1,500,000	1,500,000
	1,544,257	1,544,257
Less: Accumulated amortization	(143,188)	(27,327)
	$1,401,069	$1,516,930

Accrued liabilities:
Accrued payroll and bonuses	$713,778	$731,782
Deferred revenue	243,082	243,082
Accrued software costs	1,500,000	1,500,000
Accrued expenses - other	879,567	1,186,085
	$3,336,427	$3,660,949

Note 4: Intangible Assets

During the year ended September 30, 2015, the Company purchased software for $1,500,000. This software is being amortized over 84 months which is the term that the software is expected to produce revenue. The Company has the option to pay for the software in cash or in 800,000 shares of the Company’s common stock. The Company has until June 30, 2016 to pay for the software either in cash or common stock. At March 31, 2016, the Company had not made any payments towards the purchase of this software and has reflected the $1,500,000 purchase price for the software in accrued liabilities in the accompanying condensed consolidated balance sheet.

The following summarizes estimated future amortization expense related to intangible assets for the twelve month periods ending March 31:

2017	$222,971
2018	215,504
2019	214,286
2020	214,286
2021	214,286
Thereafter	319,736
$1,401,069

Total amortization expense related to intangible assets was $115,861 and $299,423 for the six months ended March 31, 2016 and 2015, respectively.

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

The loans are cross-collateralized with substantially all real and personal property of Marquis Industries, Inc. As of March 31, 2016, the Company was at Level II with the fixed coverage ratio.

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

Notes payable as of March 31, 2016 and September 30, 2015 consisted of the following:

	March 31,	September 30,
	2016	2015

Base Rate Revolver Loan- interest rate based on prime rate adjusted for fixed coverage ratio (table above), maturity date July 6, 2020	$8,042,995	$7,225,745
Base Rate Term Loan- interest rate based on prime rate adjusted for fixed coverage ratio (table above) fixed coverage ratio, maturity date July 6, 2020	7,150,766	7,628,438
Note payable to individual, payable on demand, interest at 10.0% per annum, unsecured	97,044	92,441
Acquisition note payable, $200,000 due February 28, 2015 and $400,000 due February 28, 2016, non-interest bearing with interest imputed at 2.87% per annum (1)	400,000	395,251
Credit line due January 1, 2024, with interest rate of 2.75%	658,405	669,351
Total Debt	16,349,210	16,011,226
Current portion	1,452,388	1,443,036
Long-term portion	$14,896,822	$14,568,190

(1) per an agreement with the noteholder, $350,000 was paid on May 11, 2016 and the remaining balance of $50,000 will be paid on September 6, 2016.

Note 6: Note Payable, Related Party

In connection with the purchase of Marquis Industries Inc., the Company entered into a mezzanine loan in an amount of up to $7,000,000 provided by Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the chief executive officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021 (six months after the final payments are due under the Bank of America Term and Revolving Loan). As of March 31, 2016 and September 30, 2015, there was $5,650,259 and $6,495,825, respectively, outstanding on this mezzanine loan.

Note 7: Equity

Common Stock

During the six months ended March 31, 2016, the Company issued:

•	9,693 shares of common stock for services rendered valued at $15,000. The value was based on the market value of the Company’s common stock on the date of issuance.

During the six months ended March 31, 2015, the Company issued:

•	29,927 shares of common stock for services rendered valued at $89,627. The value was based on the market value of the Company’s common stock on the date of issuance;
•	155,000 shares of common stock for net cash proceeds of $538,441;
•	801,378 share of common stock for the conversion of convertible notes and accrued interest of $635,756;
•	630,252 shares of common stock as payment for the original issue discount fees associated with the Kingston agreement. The value of the shares of $2,004,202 was based on the market value of the Company’s common stock at the date of issuance.

Treasury Stock

During the six months ended March 31, 2016, the Company purchased 53,510 shares of its common stock on the open market (treasury shares) for $80,292. The Company accounted for the purchase of these treasury shares using the cost method.

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

Series E Convertible Preferred Stock

Pursuant to a tender offer, in 2002, holders of 13,184 shares of the Company’s common stock exchanged said shares for 127,840 shares of Series E Convertible Preferred Stock, at the then $0.85 market value of the common stock. The shares carry a $0.30 per share liquidation preference and accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into common shares on a one-to-one basis together with payment of $0.45 per converted share.

Dividends

During the six months ended March 31, 2016 and 2015, the Company accrued dividends of $959 and $960, respectively, payable to holders of Series E preferred stock. At March 31, 2016 unpaid dividends were $959.

Note 8: Warrants

The Company issued several Notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at March 31, 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2015	3,540,876	$0.69	2.73	$3,498,531
Granted	–
Exercised	–
Outstanding at March 31, 2016	3,540,876	$0.69	2.23	$2,471,677
Exercisable at March 31, 2016	3,540,876	$0.69	2.23	$2,471,677

Most of the above warrants were issued in connection with conversion of convertible notes (See Note 5). When the debt is converted and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes model and takes a charge to interest expense at the date of issuance.

The exercise price for warrants outstanding and exercisable at March 31, 2016 is as follows:

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

Stock Options

The following table summarizes stock option activity for the six months ended March 31, 2016:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2015	1,050,000	$1.87	4.76	$225,750
Granted	–
Exercised	–
Forfeited	–
Outstanding at March 31, 2016	1,050,000	$1.87	4.26	$125,375
Exercisable at March 31, 2016	675,000	$1.73	3.76	$125,375

The Company recognized compensation expense of $174,855 and $48,399 during the six months ended March 31, 2016 and 2015, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures.

At March 31, 2016, the Company had $84,913 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through June 2017.

The exercise price for options outstanding and exercisable at March 31, 2016 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
187,500	$0.83	187,500	$0.83
150,000	1.25	150,000	1.25
187,500	1.67	37,500	1.67
37,500	2.08	–	2.08
37,500	2.50	–	2.50
450,000	2.53	300,000	2.53
1,050,000		675,000

The following table summarizes information about the Company’s non-vested shares as of March 31, 2016:

		Weighted- Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Nonvested at September 30, 2015	375,000	$1.44
Granted	–
Vested	–
Nonvested at March 31, 2016	375,000	$1.44

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

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Basic

Net income (loss) attributed to Live Ventures Incorporated	$1,218,508	$(1,095,220)	$1,394,656	$(6,042,654)
Less: preferred stock dividends	(479)	(479)	(959)	(962)
Net income (loss) applicable to common stock	$1,218,029	$(1,095,699)	$1,393,697	$(6,043,616)

Weighted average common shares outstanding	16,895,709	16,045,823	16,900,429	15,573,357

Basic earnings (loss) per share	$0.07	$(0.07)	$0.08	$(0.39)

Diluted

Net income (loss) applicable to common stock	$1,218,029	$(1,095,699)	$1,393,697	$(6,043,616)
Add: preferred stock dividends	479	0	959	0
Net income (loss) applicable for diluted earnings (loss) per share	$1,218,508	$(1,095,699)	$1,394,656	$(6,043,616)

Weighted average common shares outstanding	16,895,709	16,045,823	16,900,429	15,573,357
Add: Options	97,912	0	115,106	0
Add: Warrants	1,833,168	0	1,955,722	0
Add: preferred stock	127,800	0	127,800	0
Assumed weighted average common shares outstanding	18,954,589	16,045,823	19,099,057	15,573,357

Diluted earnings (loss) per share	$0.06	$(0.07)	$0.07	$(0.39)

The following is a list of potentially dilutive securities outstanding (prior to dilutive effect) at the respective periods:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Options to purchase shares of common stock	1,050,000	600,000	1,050,000	600,000
Warrants to purchase shares of common stock	3,540,876	3,540,876	3,540,876	3,540,876
Series E convertible preferred stock	127,840	127,840	127,840	127,840
Total potentially dilutive shares	4,718,716	4,268,716	4,718,716	4,268,716

Note 11: Income Taxes

At March 31, 2016, the Company maintained a valuation allowance against its deferred tax assets. The Company determined that a 100% valuation allowance was necessary at March 31, 2016.

For the period from October 1, 2015 to November 30, 2015, Marquis Industries, Inc. and subsidiaries is required to file a separate income return, and therefore, the income generated by these subsidiaries cannot be offset against the Company’s net operating losses. Income tax expense for the six months ended March 31, 2016 for Marquis Industries, Inc. was $413,980.

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

During the six months ended March 31, 2016 and 2015, the Company recognized total interest expense of $0 and $2,018,803, respectively, associated with the ICG notes.

The Company leases a building from a related party under long-term operating lease. The building lease from a related party is $18,562 per month and expires in July 2020.

On January 12, 2016, ICG advanced $800,000 to the Company. The advance was non-interest bearing and was repaid on January 29, 2016.

Also see Note 6 and 7.

Note 13: Commitments and Contingencies

Purchase price contingency

In connection with acquisition of Modern Everyday, Inc., the Company issued 50,000 shares of the Company’s common stock as part of the consideration for the acquisition. The Company has guaranteed the holder of the 50,000 shares that the value of those shares will be at least $8.00 per shares 30 months after the acquisition date. The Company has agreed to compensate the holder, if the share price is less than $8.00 at the 30 months anniversary of the acquisition, the difference between $8.00 and the share price at the 30 month anniversary times the number of shares still owned by the holder. The Company reached an agreement with the holder of these shares that would not require the Company to compensate the holder if the value of the shares was under $8.00 per share; therefore the Company removed the contingent liability as of March 31, 2016 and recorded other income of $316,000 for the six months ended March 31, 2016.

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of March 31, 2016, results of operations, cash flows or liquidity of the Company.

Note 14: Concentration of Credit Risk

The Company maintains cash balances at banks in California, Nevada and Georgia. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of March 31, 2016. At times, balances may exceed federally insured limits.

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

The following tables summarize segment information for the three and six months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenues
Marketplace platform	$1,135,110	$3,879,696	$4,776,752	$11,476,764
Manufacturing	18,448,094	–	34,638,124	–
Services	256,719	384,283	529,481	794,267
	$19,839,923	$4,263,979	$39,944,357	$12,271,031
Gross profit
Marketplace platform	$255,204	$1,579,215	$1,850,459	$4,459,138
Manufacturing	5,105,793	–	9,659,467	–
Services	245,202	355,881	506,148	712,914
	$5,606,199	$1,935,096	$12,016,074	$5,172,052
Operating income (loss)
Marketplace platform	$(1,245,829)	$(1,381,317)	$(2,149,574)	$(2,539,747)
Manufacturing	2,199,635	–	3,891,265	–
Services	244,672	291,977	504,039	582,518
	$1,198,478	$(1,089,340)	$2,245,730	$(1,957,229)
Depreciation and amortization
Marketplace platform	$67,967	$160,932	$136,243	$325,454
Manufacturing	447,219	–	924,775	–
Services	–	6,693	–	6,693
	$515,186	$167,625	$1,061,018	$332,147
Interest Expenses
Marketplace platform	$44,066	$5,314	$110,973	$4,196,944
Manufacturing	290,920	–	569,496	–
Services	–	–	–	–
	$334,986	$5,314	$680,469	$4,196,944
Provision for income taxes
Marketplace platform	$–	$–	$–	$–
Manufacturing	–	–	413,980	–
Services	–	–	–	–
	$–	$–	$413,980	$–
Net income (loss)
Marketplace platform	$(935,830)	$(1,387,197)	$(1,745,298)	$(6,625,172)
Manufacturing	1,911,769	–	2,772,552	–
Services	242,569	291,977	491,596	582,518
	$1,218,508	$(1,095,220)	$1,518,850	$(6,042,654)

	As of	As of
	March 31,	September 30,
	2016	2015
Total Assets
Marketplace platform	$4,152,083	$6,811,977
Manufacturing	35,861,555	33,714,344
Services	247,714	138,035
	40,261,352	40,664,356
Intangible assets
Marketplace platform	$1,401,069	$1,516,930
Manufacturing	800,000	800,000
Services	–	–
	$2,201,069	2,316,930

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

The unaudited pro forma information below present statement of operations data for the six months ended March 31, 2015 as if the acquisition of Marquis Industries took place on October 1, 2014.

Six Months Ended
March 31
2015
(unaudited)
Net revenue	$43,773,603
Gross profit	13,268,198
Operating income	1,695,997
Net loss	(4,632,009)
Loss per share	(0.30)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the six months ended March 31, 2016, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

Effective November 30, 2015, we purchased the remaining 20% interest in Marquis for $2,000,000 of which $1,500,000 was paid in cash and a note payable of $500,000 due on February 1, 2016. The $500,000 note was paid in January 2016. The excess of the noncontrolling interest at November 30, 2015 over the $2,000,000 purchase price of $78,038 has been record directly to additional paid in capital.

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

We have estimated net deferred income tax assets (net of valuation allowances) of $0 at March 31, 2016 and September 30, 2015. A full valuation allowance has been established against all net deferred tax assets as of March 31, 2016 and September 30, 2015 based on estimates of recoverability. While we have optimistic plans for our new business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our new business lines. Therefore, we established a valuation allowance for all deferred tax assets in excess of those expected to be realizable through the application of operating loss carrybacks.

For the period from October 1, 2015 to November 30, 2015, Marquis Industries, Inc. and subsidiaries is required to file a separate income return, and therefore, the income generated by these subsidiaries cannot be offset against the Company’s net operating losses.

Results of Operations

The following sets forth a discussion of our financial results for the three and six months ended March 31, 2016 as compared to the three and six months ended March 31, 2015. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below. Generally, the significant changes in the results of operations when compared to the prior periods as noted below is a result of the acquisition of Marquis Industries we made in July 2015.

Revenues

	Revenues
	2016	2015	Change	Percent

Three Months Ended March 31	$19,839,923	$4,263,979	$15,575,944	365%
Six Months Ended March 31	39,944,357	12,271,031	$27,673,326	226%

Revenues for the three and six months ended March 31, 2016 increased by $15,575,944 and $27,673,326, respectively, as compared to the three and six months ended March 31, 2015, primarily due to the acquisition of Marquis Industries in July 2015. Revenue from our manufacturing segment increased from $0 and $0, respectively, for the three and six months ended March 31, 2015 to $18,448,094 and $34,638,124, respectively, for the three and six months ended March 31, 2016. Revenue from our online marketplace platform segment decreased by $6,700,012 or 58% from $11,476,764 for the six months ended March 31, 2015 to $4,776,752 for the six months ended March 31, 2016. The decrease is due to a change in our overall strategy which resulted in fewer resources being focused on our marketplace platform segment. Revenue from our legacy and merchants’ services segment decreased by $264,786 or 33% from $794,267 for the six months ended March 31, 2015 to $529,481 for the six months ended March 31, 2016. We expect revenue from this segment to continue to decrease in the future.

Cost of Revenues

	Cost of Revenues
	2016	2015	Change	Percent

Three Months Ended March 31	$14,233,724	$2,328,883	$11,904,841	511%
Six Months Ended March 31	27,928,283	7,098,979	$20,829,304	293%

Cost of revenues, which consists principally of the cost of products we sell, increased by $11,904,841 and $20,829,304, respectively, for the three and six months ended March 31, 2016 as compared to the three and six months ended March 31, 2015. The increase in cost of revenues for the three and six months ended March 31, 2016 is primarily due to increase in revenue as a result of our acquisition of Marquis Industries in July 2015. Cost of revenues were 69.9% and 57.9% of net revenues for the six months ended March 31, 2016 and 2015, respectively, an increase of 12.1%. The increase is due to the increase in revenue from our manufacturing segment that has a higher cost of revenues than our marketplace platform segment.

Gross Profit

	Gross Profit
	2016	2015	Change	Percent

Three Months Ended March 31	$5,606,199	$1,935,096	$3,671,103	190%
Six Months Ended March 31	12,016,074	5,172,052	$6,844,022	132%

Gross profit increased for the three and six months ended March 31, 2016 by $3,671,103 and $6,844,022, as compared to the three and six months ended March 31, 2015, primarily due to the increase in revenues from our acquisition of Marquis Industries in July 2015. The gross profit percentage for six months ended March 31, 2016 was 30.1% compared to 42.1% for the six months ended March 31, 2015. Our gross profit percentage from our legacy and merchants’ services segment was 95.6% and 89.8% for the six months ended March 31, 2016 and 2015, respectively, and our gross profit percentage for our online marketplace platform segment was 38.7% and 38.9% for the six months ended March 31, 2016 and 2015, respectively. Our gross profit percentage from our newly acquired manufacturing segment was 27.9%. We were able to significantly improve our gross margin for our online marketplace platform segment by reducing our product costs and focusing on selling higher margin products.

General and Administrative Expenses

	General and Administrative Expenses
	2016	2015	Change	Percent

Three Months Ended March 31	$2,158,398	$1,570,731	$587,667	37%
Six Months Ended March 31	4,524,271	3,488,099	$1,036,172	30%

General and administrative expenses increased by $587,667 and $1,036,172, respectively, for the three and six months ended March 31, 2016 as compared to three and six months ended March 31, 2015. The increase for both the three and six months ended March 31, 2016 compared to the same period in 2015 is principally a result of the acquisition of Marquis Industries in July 2015 that incurred $1,102,165 and $2,249,452 in general and administrative expenses for the three and six months ended March 31, 2016 that was offset by a reduction of general and administrative expenses in our marketplace platform segment as we shifted our resources as a result of our change in strategy. We expect our general and administrative expenses to remain at the current level for the near future.

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2016	2015	Change	Percent

Three Months Ended March 31	$2,249,323	$1,453,705	$795,618	55%
Six Months Ended March 31	5,246,073	3,641,182	$1,604,891	44%

Sales and marketing expense increased by $795,618 and $1,604,891, respectively, for the three and six months ended March 31, 2016 as compared to the three and six months ended March 31, 2015 primarily due to expenses associated with marketing activities for Marquis Industries.

Operating Income (Loss)

	Operating Income (Loss)
	2016	2015	Change	Percent

Three Months Ended March 31	$1,198,478	$(1,089,340)	$2,287,818	210%
Six Months Ended March 31	2,245,730	(1,957,229)	$4,202,959	215%

The increase in operating income of $2,287,818 and $4,202,959, respectively, for the three and six months ended March 31, 2016 as compared to the three and six months ended March 31, 2015 resulted from a variety of factors, including the acquisition of Marquis Industries in July 2015.

Total Other Income (Expense)

	Total Other Income (Expense)
	2016	2015	Change	Percent

Three Months Ended March 31	$20,030	$(5,880)	$25,910	(441)%
Six Months Ended March 31	(312,900)	(4,085,425)	$3,772,525	(92)%

The large decrease in other expense of $3,772,525 for the six months ended March 31, 2016 as compared to six months ended March 31, 2015 was primarily due to interest expense relating to the amortization of debt discounts, the issuance of warrants upon the conversion of debt and the issuance of common stock for the original issue discount on a $10 million credit facility during the six months ended March 31, 2015, offset by an increase in interest paid on our outstanding loan balances that resulted from the acquisition of Marquis Industries in July 2015. Also, included in other income for the six months ended March 31, 2016 is $316,000 related to the removal of the contingent acquisition liability associated with the purchase of Modern Everyday, Inc.

Net Income (Loss) Attributable to Live Ventures Incorporated

	Net Income (Loss)
	2016	2015	Change	Percent

Three Months Ended March 31	$1,218,508	$(1,095,220)	$2,313,728	(211)%
Six Months Ended March 31	1,394,656	(6,042,654)	$7,437,310	(123)%

The increase in the net income of $2,313,728 and $7,437,310, respectively, for the three and six months ended March 31, 2016, as compared to the net loss for the three and six months ended March 31, 2015 was primarily attributable to the acquisition of Marquis Industries in July 2015 and the large interest expense charge taken during the six months ended March 31, 2015, as described above.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at March 31, 2016 was $3,421,123 compared to $2,727,818 at September 30, 2015, an increase of $693,305. The principal reason for this increase was the cash generated from our Marquis Industries subsidiary.

Cash Flows from Operating Activities

Net cash provided by operating activities was $3,413,735 for the six months ended March 31, 2016 as compared to cash used in operating activities of $942,625 for the same period in 2015. This change was due to an increase of $7,561,504 in our net income, partially offset by a decrease of non-cash expenses of $3,988,372 which during the six months ended March 31, 2015 included $2,191,273 of interest expense associated with convertible debt and warrants, and $2,004,202 of interest expense associated with loan fees. Cash flows from operations were also impacted by an increase of $699,648 in changes in working capital and other assets in the six months ended March 31, 2016 as compared to the same period in 2015. This working capital variance resulted primarily from the changes in accounts receivable and accounts payable.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the six months ended March 31, 2016 consisted of $123,204 of purchases of equipment. Our cash flows used in investing activities during the six months ended March 31, 2015 consisted of $37,047 of expenditures for intangible assets and $33,157 of purchases of equipment.

Cash Flows from Financing Activities

Our cash flows used in financing activities during the six months ended March 31, 2016 consisted of $806,304 from net borrowings under our revolver loan; the repayment of $477,672 and $845,566 of notes payable and related party notes payable, respectively; the purchase of treasury shares for $80,292; and $2,000,000 paid to purchase the noncontrolling interest. Our cash flows used in financing activities during the six months ended March 31, 2015 consisted of $100,000 from the issuance of a convertible note payable; $551,112 for the repayment of notes payable; and proceeds of $538,441 from the sale of our common stock.

Working Capital

We had working capital of $14,550,611 as of March 31, 2016 compared to working capital of $14,812,654 as of September 30, 2015 with current assets increasing by $540,403 and current liabilities increasing by $802446 from September 30, 2015 to March 31, 2016.

Revolver Loan and Term Loan

In connection with the purchase of Marquis Industries Inc., we entered into an agreement with Bank of America for a Term and Revolving Loan for approximately $7.8 million for the term component and approximately $15 million for the revolving component. As part of the Bank of America Revolving Loan, Marquis Industries may borrow up to $15 million (based on eligibility). At March 31, 2016 we had $8,042,995 and $7,150,766 outstanding on the Revolver Loan and Term Loan, respectively.

Future Sources of Cash; New Products and Services

We will require additional capital to finance our planned business operations as we continue to fund our growing operations including the recent acquisition of Marquis Industries, and develop other new products. In addition, we may require additional capital to finance acquisitions or other strategic investments in our business. Other sources of financing may include stock issuances; additional loans (for example, through our sale and issuance of convertible notes pursuant to the $10 million line of credit that we entered into in January 2014, as amended); or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders. If we are unable to generate positive cash flows or raise additional capital in a timely manner or on acceptable terms, we may (i) not be able to make acquisitions or other strategic investments in our business, (ii) modify, delay or abandon some or all of our business plans, and/or (iii) be forced to cease operations.

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

Off-Balance Sheet Arrangements

At March 31, 2016, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of March 31, 2016 due to our analysis of the valuation of certain inventory and the purchase price allocation in connection with the acquisition of Marquis.

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of March 31, 2016, our annual results of operations or cash flows, or our liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2016, the Company issued an aggregate of 4,918 shares of its common stock for services rendered.

The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

During the three months ended March 31, 2016, the Company announced a $10 million stock repurchase program. Below are the treasury stock purchases during the three months ended March 31, 2016:

Period	Number of Shares	Average Purchase Price Paid	Number of Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Plan or Program
January 2016	–	–	–	$10,000,000
February 2016	28,510	$1.50	28,510	$9,957,335
March 2016	25,000	$1.51	25,000	$9,919,708

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

Live Ventures Incorporated

Dated: May 16, 2016	/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

