Form 10-Q
period 2016-06-30
LIVE VENTURES Inc
filed 2016-08-15
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☑ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 10, 2016 was 16,736,675.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2016	2015
	(unaudited)
Assets
Cash and cash equivalents	$3,133,422	$2,727,818
Accounts receivable, net	8,640,663	8,243,992
Inventories, net	10,763,723	13,335,598
Prepaid expenses and other current assets	1,466,178	1,522,027
Total current assets	24,003,986	25,829,435

Property and equipment, net	13,651,146	12,481,901
Deposits and other assets	19,765	36,090
Deferred taxes	12,254,278	–
Intangible assets, net	1,343,138	1,516,930
Goodwill	800,000	800,000
Total assets	$52,072,313	$40,664,356

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$6,093,712	$5,536,796
Accrued liabilities	3,995,302	3,660,949
Income tax payable	–	376,000
Notes payable	1,811,701	1,443,036
Total current liabilities	11,900,715	11,016,781

Notes payable, net of current portion	16,953,378	14,568,190
Note payable, related party	1,989,846	6,495,825
Contingent consideration from business combination	–	316,000
Total Liabilities	30,843,939	32,396,796

Commitment and contingencies	–	–

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at June 30, 2016 and September 30, 2015, liquidation preference $38,203	10,866	10,866
Common stock, $0.001 par value, 30,000,000 shares authorized, 16,917,406 shares issued and 16,793,743 shares outstanding at June 30, 2016; 16,903,014 shares issued and 16,903,014 shares outstanding at September 30, 2015	16,923	16,908
Paid in capital	53,306,178	52,950,945
Treasury stock (123,663 shares)	(202,005)	–
Accumulated deficit	(31,903,588)	(46,665,003)
Total Live Ventures stockholders' equity	21,228,374	6,313,716
Noncontrolling interest	–	1,953,844
Total equity	21,228,374	8,267,560
Total liabilities and equity	$52,072,313	$40,664,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues	$19,994,363	$2,939,405	$59,938,720	$15,210,436
Cost of revenues	14,894,949	1,796,359	42,823,232	8,895,338
Gross profit	5,099,414	1,143,046	17,115,488	6,315,098

Operating expenses:
General and administrative expenses	2,172,366	3,941,273	6,696,637	7,429,372
Sales and marketing expenses	1,869,830	899,526	7,115,903	4,540,708
Impairment of intangible assets	–	445,884	–	445,884
Total operating expenses	4,042,196	5,286,683	13,812,540	12,415,964
Operating income (loss)	1,057,218	(4,143,637)	3,302,948	(6,100,866)
Other expense:
Interest expense, net	(270,007)	(5,678)	(950,476)	(4,202,622)
Other income	326,708	(59,076)	694,277	(31,137)
Gain on derivative liability	–	–	–	83,580
Total other expense, net	56,701	(64,754)	(256,199)	(4,150,179)
Income (loss) before provision for income taxes	1,113,919	(4,208,391)	3,046,749	(10,251,045)
Income tax benefit	(12,254,278)	–	(11,840,298)	–
Net income (loss)	13,368,197	(4,208,391)	14,887,047	(10,251,045)
Net income attributed to noncontrolling interest	–	–	124,194	–
Net income (loss) attributed to Live Ventures Incorporated	$13,368,197	$(4,208,391)	$14,762,853	$(10,251,045)

Earnings (loss) per share:
Basic	$0.79	$(0.26)	$0.87	$(0.65)
Diluted	$0.70	$(0.26)	$0.77	$(0.65)
Weighted average common shares outstanding:
Basic	16,836,361	16,151,289	16,879,151	15,766,001
Diluted	19,142,832	16,151,289	19,115,798	15,766,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$14,887,047	$(10,251,045)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,623,013	500,699
Non-cash interest expense associated with convertible debt and warrants	4,749	2,194,013
Non-cash interest expense associated with loan fees	–	2,004,202
Non-cash change in fair value of derivative liability	–	(83,580)
Stock based compensation expense	254,710	621,311
Repricing of stock option exercise price	–	54,677
Non-cash issuance of common stock for services	22,500	2,008,559
Provision for uncollectible accounts	30,073	24,819
Reserve for obsolete inventory	703,532	255,110
Change in deferred taxes	(12,254,278)	–
Change in contingent liability	(316,000)	–
Loss on disposal of property and equipment	71,614	48,534
Impairment of intangible assets	–	445,884
Changes in assets and liabilities:
Accounts receivable	(426,744)	(85,049)
Prepaid expenses and other current assets	55,849	245,198
Inventories	1,868,343	1,485,196
Deposits and other assets	16,325	(5,082)
Accounts payable	556,916	(971,874)
Accrued liabilities	332,915	13,094
Income tax payable	(376,000)	–

Net cash provided by (used in) operating activities	7,054,564	(1,495,334)

INVESTING ACTIVITIES:
Proceeds from the sale of property and equipment	653,857	–
Expenditures for intangible assets	–	(52,985)
Purchases of property and equipment	(3,343,937)	(43,453)

Net cash used in investing activities	(2,690,080)	(96,438)

FINANCING ACTIVITIES:
Net borrowings under revolver loans	(2,485,546)	–
Issuance of common stock for cash, net of issuance costs	–	538,441
Payments on notes payable	(4,400,114)	(556,047)
Payments on notes payable, related party	(4,505,979)	–
Payments on debt issue costs	(415,757)	–
Purchase of treasury stock	(202,005)	–
Payment for the purchase of the noncontrolling interest	(2,000,000)	–
Proceeds from issuance of notes payable	10,050,521	–
Proceeds from issuance of convertible debt	–	100,000

Net cash provided by (used in) financing activities	(3,958,880)	82,394

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	405,604	(1,509,378)

CASH AND CASH EQUIVALENTS, beginning of period	2,727,818	8,114,682

CASH AND CASH EQUIVALENTS, end of period	$3,133,422	$6,605,304

Supplemental cash flow disclosures:
Interest paid	$842,202	$24,312
Income taxes paid	$466,000	$–
Noncash financing and investing activities:
Recognition of contingent beneficial conversion feature	$–	$100,000
Conversion of notes payable and accrued interest into common stock	$–	$635,756
Accrued and unpaid dividends	$480	$1,442
Note payable issued for purchase of noncontrolling interest	$500,000	$–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JUNE 30, 2016 AND 2015

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

Effective October 7, 2015, the Company changed its corporate name from LiveDeal, Inc. to Live Ventures, Incorporated.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended June 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2016. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2015 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on January 13, 2016.

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

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position and results of operations of the Company and its subsidiaries as follows:

	Percentage
Company	Owned	Parent

Telco Billing, Inc.	100%	Live Ventures Incorporated
Velocity Marketing Concepts, Inc.	100%	Live Ventures Incorporated
Velocity Local, Inc.	100%	Live Ventures Incorporated
Modern Everyday, Inc.	100%	Live Ventures Incorporated
Modern Everyday, LLC	100%	Modern Everyday, Inc.
Super Nova, LLC	100%	Modern Everyday, Inc.
Live Goods, LLC	100%	Live Ventures Incorporated
Marquis Affiliated Holdings, LLC*	100%	Live Ventures Incorporated
Marquis Industries, Inc.	100%	Marquis Affiliated Holdings, LLC
A-O Industries, LLC	100%	Marquis Industries, Inc.
Astro Carpet Mills, LLC	100%	Marquis Industries, Inc.
Constellation Industries, LLC	100%	Marquis Industries, Inc.
S F Commercial Properties, LLC	100%	Marquis Industries, Inc.
Marquis Real Estate Holdings, LLC	100%	Marquis Industries, Inc.

The results of operations for Marquis Industries, Inc. have only been included since the date of acquisition of July 6, 2015. All intercompany transactions and balances have been eliminated in consolidation.

* Effective November 30, 2015, the Company acquired the remaining 20% interest.

Noncontrolling Interest

On July 6, 2015, the Company, through Marquis Affiliated Holdings, LLC (“MAH”), acquired an 80% interest in Marquis Industries, Inc. The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets acquired and liabilities assumed.

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

The net income attributed to the NCI is separately designated in the accompanying consolidated statements of operations. Losses attributable to the NCI in a subsidiary may exceed the NCI’s in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to attribute its share of losses even if that attribution results in a deficit NCI balance.

Effective November 30, 2015, the Company purchased the remaining 20% interest in Marquis for $2,000,000. In accordance with ASC 810, the excess of the noncontrolling interest at November 30, 2015 over the $2,000,000 purchase price of $78,038 has been recorded directly to additional paid in capital.

Inventories

Inventories are valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. At June 30, 2016 and September 30, 2015, the allowance for obsolete inventory was $339,238 and $402,278, respectively.

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

Deferred Revenue

In some instances, the Company receives payments in advance of rendering services, whereupon such revenues are deferred until the related services are rendered. There is no deferred revenue as of June 30, 2016 and September 30, 2015.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2016 and September 30, 2015, the Company had no financial instruments with derivative feature.

Recently Issued Accounting Pronouncements

No accounting standards or interpretations issued recently are expected to a have a material impact on our consolidated financial position, operations or cash flows.

Note 3: Balance Sheet Information

Balance sheet information is as follows:

	June 30,	September 30,
	2016	2015
Receivables, current, net:
Accounts receivable, current	$9,433,871	$9,007,127
Less: Allowance for doubtful accounts	(793,208)	(763,135)
	$8,640,663	$8,243,992
Receivables, long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Allowance for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total receivables, net:
Gross receivables	$9,778,443	$9,351,699
Less: Allowance for doubtful accounts	(1,137,780)	(1,107,707)
	$8,640,663	$8,243,992

Components of allowance for doubtful accounts are as follows:

Allowance for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,617
Allowance for customer refunds	1,225	1,715
Allowance for other trade receivables	72,938	42,375
	$1,137,780	$1,107,707

Inventory
Raw materials	$6,543,795	$6,715,298
Work in progress	900,054	836,837
Finished goods	4,425,684	6,185,741
	11,869,533	13,737,876
Less: Obsolescence reserve	(1,105,810)	(402,278)
	$10,763,723	$13,335,598

Property and equipment, net:
Land and improvements	$–	$687,999
Building and improvements	5,699,489	4,202,000
Transportation equipment	77,419	77,419
Machinery and equipment	9,483,125	7,676,561
Furnishings and fixtures	192,757	211,701
Office, computer equipment and other	216,793	244,674
	15,669,583	13,100,354
Less: Accumulated depreciation	(2,018,437)	(618,453)
	$13,651,146	$12,481,901

Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$18,957
Website and technology related intangibles	25,300	25,300
Purchased software	1,500,000	1,500,000
	1,544,257	1,544,257
Less: Accumulated amortization	(201,119)	(27,327)
	$1,343,138	$1,516,930

Accrued liabilities:
Accrued payroll and bonuses	$681,110	$731,782
Accrued software costs	1,500,000	1,500,000
Accrued expenses - other	1,814,192	1,429,167
	$3,995,302	$3,660,949

Note 4: Intangible Assets

During the year ended September 30, 2015, the Company purchased software for $1,500,000. This software is being amortized over 84 months which is the term that the software is expected to produce revenue. The Company has the option to pay for the software in cash or in 800,000 shares of the Company’s common stock. The Company has until December 31, 2016 to pay for the software either in cash or common stock. At June 30, 2016, the Company had not made any payments towards the purchase of this software and has reflected the $1,500,000 purchase price for the software in accrued liabilities in the accompanying condensed consolidated balance sheet.

The following summarizes estimated future amortization expense related to intangible assets for the twelve month periods ending June 30:

2017	$219,221
2018	214,286
2019	214,286
2020	214,286
2021	214,286
Thereafter	266,773
$1,343,138

Total amortization expense related to intangible assets was $173,791 and $451,024 for the nine months ended June 30, 2016 and 2015, respectively.

Note 5: Notes Payable

Notes payable as of June 30, 2016 and September 30, 2015 consisted of the following:

	June 30,	September 30,
	2016	2015
Base Rate Revolver Loan- interest rate based on prime rate adjusted for fixed coverage ratio (table below), maturity date July 6, 2020	$4,955,962	$7,225,745
Base Rate Term Loan- interest rate based on prime rate adjusted for fixed coverage ratio (table below) fixed coverage ratio, maturity date July 6, 2020	3,580,617	7,628,438
Note payable to individual, payable on demand, interest at 10.0% per annum, unsecured	90,148	92,441
Acquisition note payable, due September 6, 2016, as amended, non-interest bearing	50,000	395,251
Note payable to Store Capital Acquisitions, LLC, due June 13, 2056, monthly principal and interest payments of $73,970, interest at 9.25% per annum, secured by land and buildings	9,355,521	–
Note payable to individual, payable within 90 days of a written demand notice, interest at 10.0% per annum, unsecured	495,000	–
Note payable to individual, payable within 90 days of a written demand notice, interest at 10.0% per annum, unsecured	200,000	–
Credit line due January 1, 2024, with interest rate of 2.75%	453,588	669,351
Total debt	19,180,836	16,011,226
Less debt discount	(415,757)	–
Net amount	18,765,079	16,011,226
Current portion	1,811,701	1,443,036
Long-term portion	$16,953,378	$14,568,190

Real Estate Transaction

On June 14, 2016, the Company entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis Industries and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000,000, which consisted of $644,479 from the sale of the land and a note payable of $9,355,521. The Company recognized a loss of $43,520 on the sale of the land. In connection with the transaction, the Company entered into a lease with a 15 year term commencing on the closing of the transaction, which provides the Company an option to extend the lease upon the expiration of its term. The initial annual lease rate is $59,614. The proceeds from this transaction were used to pay down the revolver and terms loans, and related party loan, as well as purchasing a building from the previous owners of Marquis Industries that was not purchased in the July 2015 transaction. In connection with the note payable, the Company incurred $415,757 in transaction costs that are recognized as a debt discount that will be amortized to interest expense over the term of the note payable.

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

Fixed Coverage Ratio Table

Level	Fixed Charge Coverage Ratio	Base Rate Revolver Loan	LIBOR Revolver Loans	Base Rate Term Loans	LIBOR Term Loans
I	greater than 2.0 to 1	0.50%	1.50%	0.75%	1.75%
II	less than or equal to 2.0 to 1 but greater than 1.5 to 1	0.75%	1.75%	1.00%	2.00%
III	less than or equal to 1.5 to 1 but greater than 1.2 to 1	1.00%	2.00%	1.25%	2.25%
IV	less than or equal to 1.2 to 1	1.25%	2.25%	1.50%	2.5%

The loans are cross-collateralized with substantially all real and personal property of Marquis Industries, Inc. As of June 30, 2016, the Company was at Level II with the fixed coverage ratio.

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

Credit line

In connection with the purchase of Modern Everyday, Inc., the Company assumed a credit line from a bank. The credit line is collateralized by all the assets of Modern Everyday, Inc., accrues interest at prime plus 2% and is due on December 31, 2017.

Note 6: Note Payable, Related Party

In connection with the purchase of Marquis Industries Inc., the Company entered into a mezzanine loan in an amount of up to $7,000,000 provided by Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the chief executive officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021 (nine months after the final payments are due under the Bank of America Term and Revolving Loan). As of June 30, 2016 and September 30, 2015, there was $1,989,846 and $6,495,825, respectively, outstanding on this mezzanine loan.

Note 7: Equity

Common Stock

During the nine months ended June 30, 2016, the Company issued:

•	14,392 shares of common stock for services rendered valued at $22,500. The value was based on the market value of the Company’s common stock on the date of issuance.

During the nine months ended June 30, 2015, the Company issued:

•	787,358 shares of common stock for services rendered valued at $2,008,559. The value was based on the market value of the Company’s common stock on the date of issuance;

•	155,000 shares of common stock for net cash proceeds of $538,441;

•	801,378 share of common stock for the conversion of convertible notes and accrued interest of $635,756;

•	630,252 shares of common stock as payment for the original issue discount fees associated with the Kingston agreement. The value of the shares of $2,004,202 was based on the market value of the Company’s common stock at the date of issuance.

Treasury Stock

During the nine months ended June 30, 2016, the Company purchased 123,663 shares of its common stock on the open market (treasury shares) for $202,005.  The Company accounted for the purchase of these treasury shares using the cost method.

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

Dividends

During the nine months ended June 30, 2016 and 2015, the Company accrued dividends of $1,438 and $1,442, respectively, payable to holders of Series E preferred stock. At June 30, 2016 unpaid dividends were $479.

Note 8: Warrants

The Company issued several Notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrant activity for the nine months ended June 30, 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2015	3,540,876	$0.69	2.73	$3,498,531
Granted	–
Exercised	–
Outstanding at June 30, 2016	3,540,876	$0.69	1.98	$2,861,174
Exercisable at June 30, 2016	3,540,876	$0.69	1.98	$2,861,174

Most of the above warrants were issued in connection with conversion of convertible notes (See Note 5). When the debt is converted and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes model and takes a charge to interest expense at the date of issuance.

The exercise price for warrants outstanding and exercisable at June 30, 2016 is as follows:

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

Stock Options

The following table summarizes stock option activity for the nine months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2015	1,050,000	$1.87	4.76	$225,750
Granted	–
Exercised	–
Forfeited	–
Outstanding at June 30, 2016	1,050,000	$1.87	4.01	$162,500
Exercisable at June 30, 2016	1,012,500	$1.85	3.94	$162,500

The Company recognized compensation expense of $254,710 and $621,311 during the nine months ended June 30, 2016 and 2015, respectively, related to stock option awards granted to certain employees and executives based on the grant date fair value of the awards, net of estimated forfeitures.

At June 30, 2016, the Company had $5,089 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through June 2017.

The exercise price for options outstanding and exercisable at June 30, 2016 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
187,500	$0.83	187,500	$0.83
150,000	1.25	150,000	1.25
187,500	1.67	187,500	1.67
37,500	2.08	37,500	2.08
37,500	2.50	–	2.50
450,000	2.53	450,000	2.53
1,050,000		1,012,500

The following table summarizes information about the Company’s non-vested shares as of June 30, 2016:

		Weighted- Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Nonvested at September 30, 2015	375,000	$1.44
Granted	–
Vested	(337,500)
Nonvested at June 30, 2016	37,500	$1.44

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

The following table presents the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Basic

Net income (loss) attributed to Live Ventures Incorporated	$13,368,197	$(4,208,391)	$14,762,853	$(10,251,045)
Less: preferred stock dividends	(479)	(480)	(1,438)	(1,442)
Net income (loss) applicable to common stock	$13,367,718	$(4,208,871)	$14,761,415	$(10,252,487)

Weighted average common shares outstanding	16,836,361	16,151,289	16,879,151	15,766,001

Basic earnings (loss) per share	$0.79	$(0.26)	$0.87	$(0.65)

Diluted

Net income (loss) applicable to common stock	$13,367,718	$(4,208,871)	$14,761,415	$(10,252,487)
Add: preferred stock dividends	479	–	1,438	–
Net income (loss) applicable for diluted earnings (loss) per share	$13,368,197	$(4,208,871)	$14,762,853	$(10,252,487)

Weighted average common shares outstanding	16,836,361	16,151,289	16,879,151	15,766,001
Add: Options	128,375	–	119,784	–
Add: Warrants	2,050,296	–	1,989,063	–
Add: preferred stock	127,800	–	127,800	–
Assumed weighted average common shares outstanding	19,142,832	16,151,289	19,115,798	15,766,001

Diluted earnings (loss) per share	$0.70	$(0.26)	$0.77	$(0.65)

The following is a list of potentially dilutive securities outstanding (prior to dilutive effect) at the respective periods:

	Three Months Ended June 30,		Nine months Ended June 30,
	2016	2015	2016	2015
Options to purchase shares of common stock	1,050,000	1,050,000	1,050,000	1,050,000
Warrants to purchase shares of common stock	3,540,876	3,540,876	3,540,876	3,540,876
Series E convertible preferred stock	127,840	127,840	127,840	127,840
Total potentially dilutive shares	4,718,716	4,718,716	4,718,716	4,718,716

Note 11: Income Taxes

At June 30, 2016, the Company evaluated its valuation allowance against its deferred tax assets. The Company reduced its valuation allowance by $12,254,278 based on the profitable operations of its Marquis subsidiary that can be offset against the Company net operating loss carryforwards.

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

During the nine months ended June 30, 2016 and 2015, the Company recognized total interest expense of $0 and $2,018,803, respectively, associated with the ICG notes.

The Company leases a building from a related party under long-term operating lease. The building lease from a related party is $18,562 per month and expires in July 2020. This lease was terminated in June 2016 when the Company purchased this building from the related party.

On January 12, 2016, ICG advanced $800,000 to the Company. The advance was non-interest bearing and was repaid on January 29, 2016.

Also see Note 6 and 7.

Note 13: Commitments and Contingencies

Purchase price contingency

In connection with acquisition of Modern Everyday, Inc., the Company issued 50,000 shares of the Company’s common stock as part of the consideration for the acquisition. The Company has guaranteed the holder of the 50,000 shares that the value of those shares will be at least $8.00 per shares 30 months after the acquisition date. The Company has agreed to compensate the holder, if the share price is less than $8.00 at the 30 months anniversary of the acquisition, the difference between $8.00 and the share price at the 30 month anniversary times the number of shares still owned by the holder. The Company reached an agreement with the holder of these shares that would not require the Company to compensate the holder if the value of the shares was under $8.00 per share; therefore the Company removed the contingent liability during the quarter ended March 31, 2016 and recorded other income of $316,000.

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of June 30, 2016, results of operations, cash flows or liquidity of the Company.

Note 14: Concentration of Credit Risk

The Company maintains cash balances at banks in California, Nevada and Georgia. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of June 30, 2016. At times, balances may exceed federally insured limits.

Note 15: Segment Reporting

The Company operates in three segments which are characterized as:  (1) legacy merchant’s services, (2) online marketplace platform (includes corporate operations) and (3) manufacturing. The legacy merchants’ services consists of directory services, the online marketplace platform consists of livedeal.com and the fiscal 2014 acquisitions of consumer products entities and the manufacturing segment consists of the 2015 acquisition of Marquis Industries.

The following tables summarize segment information for the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenues
Marketplace platform	$508,099	$2,565,330	$5,284,851	$14,042,094
Manufacturing	19,243,019	–	53,881,143	–
Services	243,245	374,075	772,726	1,168,342
	$19,994,363	$2,939,405	$59,938,720	$15,210,436

Gross profit
Marketplace platform	$(616,754)	$809,253	$1,233,705	$5,268,391
Manufacturing	5,483,896	–	15,143,363	–
Services	232,272	333,793	738,420	1,046,707
	$5,099,414	$1,143,046	$17,115,488	$6,315,098

Operating income (loss)
Marketplace platform	$(2,228,857)	$(4,414,858)	$(4,378,431)	$(6,954,605)
Manufacturing	3,055,516	–	6,946,781	–
Services	230,559	271,221	734,598	853,739
	$1,057,218	$(4,143,637)	$3,302,948	$(6,100,866)

Depreciation and amortization
Marketplace platform	$65,404	$165,205	$201,647	$490,659
Manufacturing	496,591	–	1,421,366	–
Services	–	3,347	–	10,040
	$561,995	$168,552	$1,623,013	$500,699

Interest Expenses
Marketplace platform	$10,346	$5,678	$121,319	$4,202,622
Manufacturing	259,661	–	829,157	–
Services	–	–	–	–
	$270,007	$5,678	$950,476	$4,202,622

Provision for income taxes
Marketplace platform	$(12,254,278)	$–	$(12,254,278)	$–
Manufacturing	–	–	413,980	–
Services	–	–	–	–
	$(12,254,278)	$–	$(11,840,298)	$–

Net income (loss)
Marketplace platform	$10,680,437	$(4,479,612)	$8,935,139	$(11,104,784)
Manufacturing	2,457,201	–	5,229,753	–
Services	230,559	271,221	722,155	853,739
	$13,368,197	$(4,208,391)	$14,887,047	$(10,251,045)

	As of	As of
	June 30,	September 30,
	2016	2015
Total Assets
Marketplace platform	$15,140,362	$6,811,977
Manufacturing	36,823,082	33,714,344
Services	108,869	138,035
	$52,072,313	$40,664,356

Intangible assets
Marketplace platform	$1,343,138	$1,516,930
Manufacturing	800,000	800,000
Services	–	–
	$2,143,138	$2,316,930

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

The unaudited pro forma information below present statement of operations data for the nine months ended June 30, 2015 as if the acquisition of Marquis Industries took place on October 1, 2014.

Nine months Ended
June 30,
2015
(unaudited)
Net revenue	$63,163,294
Gross profit	18,866,546
Operating loss	(469,659)
Net loss	(5,668,192)
Loss per share	(0.36)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the nine months ended June 30, 2016, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

In 2013 we launched LiveDeal.com, real-time “deal engine” that connects restaurants across the United States and consumers via a platform. The LiveDeal.com platform targets restaurants in cities across the United States to help them use the platform to attract new customers. In addition, through our subsidiary, Modern Everyday, we maintain an online consumer products retailer.

Commencing in fiscal year 2015, we began to expand our business outside of solely providing an online marketplace. Although we continue to provide online marketing solutions for small and medium business, we began to focus on acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. We continue to actively develop, revise and evaluate our products, services and our marketing strategies in all of our business lines. However, due to the diversification of our company as a result of the acquisition of businesses in several industries, we expect that revenues from our online marketplace business segment and our legacy products will be diluted in the coming months and years. As of the fiscal year ended September 30, 2015, Live Goods and DealTicker ceased operations, and we discontinued our suite of online presence marketing products and solutions under the Velocity Local™ brand.

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

Legacy and Merchants’ Services Segment

We developed and market a suite of products and services designed to meet the online marketing needs of SMBs at affordable prices. In August 2012, we commenced sourcing local deal and activities to strategic publishing partners under our LiveDeal ® brand, which we refer to as promotional marketing. In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local ™ brand, which we refer to as online presence marketing. Our target customers for our LiveDeal ® brand is SMB owners who work long hours to deliver real value to their customers in their own communities that do not have the time or expertise to develop the powerful, multi-faceted, online marketing and advertising programs necessary for successful online marketing. Our offerings draw on a decade of experience servicing SMBs in the internet technology environment.

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

Revenue for billings to certain customers that are billed directly by us and not through the outside billing companies is recognized based on estimated future collections. We continuously review this estimate for reasonableness based on its collection experience.

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

We have estimated net deferred income tax assets (net of valuation allowances) of $12,254,278 and $0 at June 30, 2016 and September 30, 2015, respectively. At June 30, 2016, we evaluated our valuation allowance against our deferred tax assets. We reduced our valuation allowance by $12,254,278 based on the profitable operations of our Marquis subsidiary that can be offset against our net operating loss carryforwards.

Results of Operations

The following sets forth a discussion of our financial results for the three and nine months ended June 30, 2016 as compared to the three and nine months ended June 30, 2015. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below. Generally, the significant changes in the results of operations when compared to the prior periods as noted below is a result of the acquisition of Marquis Industries we made in July 2015.

Revenues

	Revenues
	2016	2015	Change	Percent

Three Months Ended June 30	$19,994,363	$2,939,405	$17,054,958	580%
Nine Months Ended June 30	59,938,720	15,210,436	$44,728,284	294%

Revenues for the three and nine months ended June 30, 2016 increased by $17,054,958 and $44,728,284, respectively, as compared to the three and nine months ended June 30, 2015, primarily due to the acquisition of Marquis Industries in July 2015. Revenue from our manufacturing segment increased from $0 and $0, respectively, for the three and nine months ended June 30, 2015 to $19,243,019 and $53,881,143, respectively, for the three and nine months ended June 30, 2016. Revenue from our online marketplace platform segment decreased by $8,757,243 or 62% from $14,042,094 for the nine months ended June 30, 2015 to $5,284,851 for the nine months ended June 30, 2016. The decrease is due to a change in our overall strategy which resulted in fewer resources being focused on our marketplace platform segment. This trend of a decrease in revenue in our marketplace platform segment is expected to continue in the future. Revenue from our legacy and merchants’ services segment decreased by $395,616 or 34% from $1,168,342 for the nine months ended June 30, 2015 to $772,726 for the nine months ended June 30, 2016. We expect revenue from this segment to continue to decrease in the future.

Cost of Revenues

	Cost of Revenues
	2016	2015	Change	Percent

Three Months Ended June 30	$14,894,949	$1,796,359	$13,098,590	729%
Nine Months Ended June 30	42,823,232	8,895,338	$33,927,894	381%

Cost of revenues, which consists principally of the cost of products we sell, increased by $13,098,590 and $33,927,894, respectively, for the three and nine months ended June 30, 2016 as compared to the three and nine months ended June 30, 2015. The increase in cost of revenues for the three and nine months ended June 30, 2016 is primarily due to increase in revenue as a result of our acquisition of Marquis Industries in July 2015. Cost of revenues were 71.4% and 58.5% of net revenues for the nine months ended June 30, 2016 and 2015, respectively, an increase of 12.9%. The increase is due to the increase in revenue from our manufacturing segment that has a higher cost of revenues than our marketplace platform segment.

Gross Profit

	Gross Profit
	2016	2015	Change	Percent

Three Months Ended June 30	$5,099,414	$1,143,046	$3,956,368	346%
Nine Months Ended June 30	17,115,488	6,315,098	$10,800,390	171%

Gross profit increased for the three and nine months ended June 30, 2016 by $3,956,368 and $10,800,390, as compared to the three and nine months ended June 30, 2015, primarily due to the increase in revenues from our acquisition of Marquis Industries in July 2015. The gross profit percentage for nine months ended June 30, 2016 was 28.6% compared to 41.5% for the nine months ended June 30, 2015. Our gross profit percentage from our legacy and merchants’ services segment was 95.6% and 89.6% for the nine months ended June 30, 2016 and 2015, respectively, and our gross profit percentage for our online marketplace platform segment was 23.3% and 37.5% for the nine months ended June 30, 2016 and 2015, respectively. Our gross profit percentage from our newly acquired manufacturing segment was 28.1%.

General and Administrative Expenses

	General and Administrative Expenses
	2016	2015	Change	Percent

Three Months Ended June 30	$2,172,366	$3,941,273	$(1,768,907)	(45)%
Nine Months Ended June 30	6,696,637	7,429,372	$(732,735)	(10)%

General and administrative expenses decreased by $1,768,907 and $732,735, respectively, for the three and nine months ended June 30, 2016 as compared to three and nine months ended June 30, 2015. The decrease for both the three and nine months ended June 30, 2016 compared to the same period in 2015 is principally a result of i) a non-cash charge to earnings during the three months ended June 30, 2015 of approximately $2,500,000 from the issuance of common stock to officers and other consultants, stock options granted to an officer and the repricing of certain previously issued stock options and ii) a reduction of general and administrative expenses in our marketplace platform segment as we shifted our resources as a result of our change in strategy. The decrease in general and administrative expense for the three and nine months ended June 30, 2016 compared to the same period in 2015 is offset by an increase due to the acquisition of Marquis Industries in July 2015 that incurred $767,998 and $3,017,450 in general and administrative expenses for the three and nine months ended June 30, 2016. We expect our general and administrative expenses to remain at the current level for the near future.

Sales and Marketing Expenses

	Sales and Marketing Expenses
	2016	2015	Change	Percent

Three Months Ended June 30	$1,869,555	$899,526	$970,029	108%
Nine Months Ended June 30	7,115,628	4,540,708	$2,574,920	57%

Sales and marketing expense increased by $970,029 and $2,574,920, respectively, for the three and nine months ended June 30, 2016 as compared to the three and nine months ended June 30, 2015 primarily due to expenses associated with marketing activities for Marquis Industries.

Operating Income (Loss)

	Operating Income (Loss)
	2016	2015	Change	Percent

Three Months Ended June 30	$1,057,218	$(4,143,637)	$5,200,855	(126)%
Nine Months Ended June 30	3,302,948	(6,100,866)	$9,403,814	(154)%

The increase in operating income of $5,200,855 and $9,403,814, respectively, for the three and nine months ended June 30, 2016 as compared to the three and nine months ended June 30, 2015 resulted from a variety of factors, including the acquisition of Marquis Industries in July 2015.

Total Other Income (Expense)

	Total Other Income (Expense)
	2016	2015	Change	Percent

Three Months Ended June 30	$56,701	$(64,754)	$121,455	(188)%
Nine Months Ended June 30	(256,199)	(4,150,179)	$3,893,980	(94)%

The large decrease in other expense of $3,893,980 for the nine months ended June 30, 2016 as compared to nine months ended June 30, 2015 was primarily due to interest expense relating to the amortization of debt discounts, the issuance of warrants upon the conversion of debt and the issuance of common stock for the original issue discount on a $10 million credit facility during the nine months ended June 30, 2015, offset by an increase in interest paid on our outstanding loan balances that resulted from the acquisition of Marquis Industries in July 2015. Also, included in other income for the nine months ended June 30, 2016 is $316,000 related to the removal of the contingent acquisition liability associated with the purchase of Modern Everyday, Inc.

Income Tax Expense (Benefit)

	Income Tax Expense (Benefit)
	2016	2015	Change	Percent

Three Months Ended June 30	$(12,254,278)	$–	$(12,254,278)	N/A
Nine Months Ended June 30	(11,840,298)	–	$(11,840,298)	N/A

The significant change in the income tax benefit is a result of us evaluating our valuation allowance against our deferred tax asset at June 30, 2016. We reduced our valuation allowance by $12,254,278 based on the profitable operations of our Marquis subsidiary that can be offset against our net operating loss carryforwards.

Net Income (Loss) Attributable to Live Ventures Incorporated

	Net Income (Loss)
	2016	2015	Change	Percent

Three Months Ended June 30	$13,368,197	$(4,208,391)	$17,576,588	(418)%
Nine Months Ended June 30	14,762,853	(10,251,045)	$25,013,898	(244)%

The increase in the net income of $17,576,588 and $25,013,898, respectively, for the three and nine months ended June 30, 2016, as compared to the net loss for the three and nine months ended June 30, 2015 was primarily attributable to the reduction in our valuation allowance against our deferred tax assets, the acquisition of Marquis Industries in July 2015 and the large interest expense and non-cash stock compensation charges taken during the nine months ended June 30, 2015, as described above.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at June 30, 2016 was $3,133,422 compared to $2,727,818 at September 30, 2015, an increase of $405,604. The principal reason for this increase was the cash generated from our Marquis Industries subsidiary offset by the pay down of debt.

Cash Flows from Operating Activities

Net cash provided by operating activities was $7,054,564 for the nine months ended June 30, 2016 as compared to cash used in operating activities of $1,495,334 for the same period in 2015. This change was due to an increase of $25,138,092 in our net income, partially offset by a decrease of non-cash expenses of $17,540,414 which during the nine months ended June 30, 2016 included $12,254,278 of the change in deferred taxes and during the nine months ended June 30, 2015 included $2,194,013 of interest expense associated with convertible debt and warrants, and $2,004,202 of interest expense associated with loan fees, $2,008,559 of common stock issued for services, and $445,884 of impairment of intangible assets. Cash flows from operations were also impacted by an increase of $1,346,121 in changes in working capital and other assets in the nine months ended June 30, 2016 as compared to the same period in 2015. This working capital variance resulted primarily from the changes in accounts receivable and accounts payable.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the nine months ended June 30, 2016 consisted of $3,343,937 of purchases of equipment principally machinery and equipment, and a building for our Marquis subsidiary and $653,857 from the sale of property and equipment. Our cash flows used in investing activities during the nine months ended June 30, 2015 consisted of $52,985 of expenditures for intangible assets and $43,453 of purchases of equipment.

Cash Flows from Financing Activities

Our cash flows used in financing activities during the nine months ended June 30, 2016 consisted of $$2,485,546 from net payments under our revolver loan; the repayment of $4,400,114 and $4,505,979 of notes payable and related party notes payable, respectively; the purchase of treasury shares for $202,005; $2,000,000 paid to purchase the noncontrolling interest and net proceeds of $9,634,764 from the issuance of notes payable. Our cash flows used in financing activities during the nine months ended June 30, 2015 consisted of $100,000 from the issuance of a convertible note payable; $556,047 for the repayment of notes payable; and proceeds of $538,441 from the sale of our common stock.

Working Capital

We had working capital of $12,103,271 as of June 30, 2016 compared to working capital of $14,812,654 as of September 30, 2015 with current assets decreasing by $1,825,449 and current liabilities increasing by $883,934 from September 30, 2015 to June 30, 2016.

Real Estate Transaction

On June 14, 2016, we entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000,000, which consisted of $644,479 from the sale of the land and a note payable of $9,355,521. We recognized a loss of $43,520 on the sale of the land. In connection with the transaction, we entered into a lease with a 15 year term commencing on the closing of the transaction, which provides us an option to extend the lease upon the expiration of its term. The initial annual lease rate is $59,614. The proceeds from this transaction were used to pay down the revolver and terms loans, and related party loans, as well as purchasing a building from the previous owners of Marquis that was not purchased in the July 2015 transaction.

Revolver Loan and Term Loan

In connection with the purchase of Marquis Industries Inc., we entered into an agreement with Bank of America for a Term and Revolving Loan for approximately $7.8 million for the term component and approximately $15 million for the revolving component. As part of the Bank of America Revolving Loan, Marquis Industries may borrow up to $15 million (based on eligibility). At June 30, 2016 we had $4,955,962 and $3,580,617 outstanding on the Revolver Loan and Term Loan, respectively.

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

Off-Balance Sheet Arrangements

At June 30, 2016, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of June 30, 2016 due to our analysis of the valuation of certain inventory and the purchase price allocation in connection with the acquisition of Marquis.

Changes in Internal Controls Over Financial Reporting. There have been no changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble damages or non-monetary relief. The nature of legal proceedings is such that we cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of June 30, 2016, our annual results of operations or cash flows, or our liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2016, the Company issued an aggregate of 4,699 shares of its common stock for services rendered.

The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(a)(2) of the 1933 Act and the rules and regulations promulgated thereunder.

During the three months ended March 31, 2016, the Company announced a $10 million stock repurchase program. Below are the treasury stock purchases since inception of the program:

Period	Number of Shares	Average Purchase Price Paid	Number of Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Plan or Program
January 2016	–	$–	–	$10,000,000
February 2016	28,510	$1.50	28,510	$9,957,335
March 2016	25,000	$1.51	25,000	$9,919,708
April 2016	–	$–	–	$9,919,708
May 2016	58,188	$1.73	58,188	$9,819,143
June 2016	11,965	$1.74	11,965	$9,798,307

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description
10.1	Promissory Note dated June 14, 2016
10.2	Mortgage Loan Agreement dated June 14, 2016
10.3	Master Lease Agreement dated June 14, 2016
10.4	Purchase and Sale Agreement dated June 14, 2016
31.1	Certification of Jon Isaac pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Jon Isaac pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Jon Isaac

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: August 15, 2016	/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

