Form 10-K
period 2016-09-30
LIVE VENTURES Inc
filed 2016-12-29
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 31, 2016 was $23,434,284.

The number of shares outstanding of the registrant’s common stock, as of December 19, 2016, was 2,847,636 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

LIVE VENTURES INCORPORATED

FORM 10-K

For the year ended September 30, 2016

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

Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to (i) statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations and prospects, and (v) statements about future results and future performance.

In addition to these statements and others described elsewhere in this report, other factors that could cause actual results to differ materially include competitive and cyclical factors relating to the floor covering industry, dependence of some of our businesses on key customers, requirements of capital, requirements of our lenders, product liabilities in excess of insurance, uncertainties relating to the integration of acquired businesses, general economic conditions affecting our business segments, technological developments, availability of raw materials or personnel, changes in governmental regulation and oversight, and domestic or international hostilities and terrorism.

Our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and management's beliefs concerning future performance and capital requirements are based upon current available information. Actual results could differ materially from management's current expectations. Additional capital may be required and, if so, may not be available on reasonable terms, if at all, at the times and in the amounts we need.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, future performance and capital requirements to be materially different from those expressed or implied by such forward-looking statements. Some factors and risks that could so affect our results and achievements include the risk factors set forth below under the heading Item 1A. “Risk Factors.”

Readers should carefully review such risk factors as they identify certain important factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from actual results and differ materially from those in the forward-looking statements and from historical trends. Those risk factors are not exclusive and are in addition to other factors and risks (i) that are discussed elsewhere in this Annual Report, in our filings with the SEC, and in materials incorporated therein by reference, (ii) that apply to companies generally, or (iii) that we are currently unable to identify or quantify or that we currently deem immaterial. In addition, the foregoing factors and risks may affect generally our business, results of operations and financial position.

Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Any information contained on our website (www.live-ventures.com) or any other websites referenced in this Annual Report are not a part of this Annual Report.

PART I

ITEM 1.        Business

Our Company

Live Ventures Incorporated is a holding company for diversified businesses. Commencing in fiscal year 2015, we began a strategic shift in our business plan away from solely providing online marketing solutions for small and medium business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. Prior to that shift, we primarily promoted online marketing solutions to small and medium businesses to help them boost customer awareness, gain visibility and manage their online presence under our Velocity Local™ brand. In 2013 we launched LiveDeal.com, a real-time “deal engine” that connected restaurants across the United States and consumers via an online mobile platform. The LiveDeal.com platform targets restaurants in cities across the United States to help them use the platform to attract new customers. In addition, through our subsidiary, Modern Everyday, we maintain an online consumer products retailer.

We continue to actively evaluate and develop our products, services and our marketing strategies in our businesses. As a result of the shift in our strategy, as of the fiscal year ended September 30, 2015, we decided to cease operating Live Goods and DealTicker and we discontinued our suite of online presence marketing products and solutions under the Velocity Local™ brand. As a result of the shift to diversifying our operations by acquiring businesses in several industries, we expect that revenues from our online marketplace business segment and our legacy products will be continue to be diluted in the coming months and years.

Under the Live Ventures brand we seek opportunities to acquire profitable and well-managed companies. We work closely with consultants who help us identify target companies that fit within the criteria we have established for opportunities that will provide synergies with our businesses.

Products and Services

Recent Development

On November 3, 2016, we acquired 100% of Vintage Stock, V-Stock, Movie Trading Company and EntertainMart (collectively “Vintage Stock”). Vintage Stock is a leading specialty entertainment retailer. Since its founding in 1980, Vintage Stock has established a strong reputation for being America’s largest entertainment superstore. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, and collectibles through 32 Vintage Stock, 3 V-Stock, 13 Movie Trading company and 2 EntertainMart retail locations strategically positioned across Texas, Oklahoma, Kansas, Missouri, Colorado, Illinois and Arkansas. In calendar year 2015, Vintage Stock had revenue of $61.6M and net income of $12.2M

Manufacturing Segment

Marquis Industries, Inc.

In July 2015, we acquired a majority interest (80%) in Marquis Industries, Inc., a Georgia corporation, through our partially-owned subsidiary, Marquis Affiliated Holdings LLC. In November 2015, we acquired the remaining (20%) of Marquis. Marquis Industries is a leading carpet manufacturer and a manufacturer of innovative yarn products, as well as a reseller of hard surface flooring products. Over the last decade, Marquis has been an innovator and leader in the value-oriented polyester carpet sector, which is currently the market’s fastest-growing fiber category. We focus on the residential, niche commercial, and hospitality end-markets and serve over 2,000 customers.

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

We operate our business through 13 divisions, each specializing in a distinct area of the business. Best Buy Flooring Source is the largest of all of the operating divisions with sales to over 2,000 carpet dealers. The following is a breakdown of each division and the specialized products sold:

Division	Products and/or Services
Best Buy flooring Source	All forms of carpets to dealers
Marquis Carpet	Carpet products to home centers
Best Buy Hard surface	Hard surface products manufactured by third parties to dealers
A-O Industries	Monofilament nylon, polypropylene and polyethylene yarns for the outdoor turf industry
Omega Pattern Works	Specialty printed carpet to the entertainment industry (bowling alleys, fund centers, movie theaters, casinos)
Astro Carpet Mills	Specialty printed carpet to the entertainment industry and artificial turf
Artisans Hospitality	Carpets to commercial and hospitality markets
Artisans Carpet	Carpets to carpet distributors
Trendsetters Rug	Development stage – printed carpets for educational markets
Dalton Carpet Depot	Sells specials and off grade carpet products to dealers
M&M Fibers	Extrusion carpet fiver division supplying raw material to Marquis
Quantum Textiles	Internal twisting and heat set yarn plant – some commission work for local mills
B&H Tufters	Internal tufting operations

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

Yarns

Through its A-O Division, Marquis uses state-of-the-art yarn extrusion capacity to market monofilament textured yarn products to the artificial turf industry.

Industry and Market

Marquis is a significant flooring manufacturer within a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2015, the US floor covering industry had an estimated $20.5 billion in sales, up 4.4% over 2014’s sales of $19.6 billion, which was an increase of 3.6% over 2013 sales of $18.9 billion.

Floor covering sales are influenced by the homeowner remodeling and residential builder markets, existing home sales and housing starts, average house size and home ownership. In addition, the level of sales in the floor covering industry is influenced by consumer confidence, spending for durable goods, the condition of residential and commercial construction, and overall strength of the economy.

Our Market

Carpet and Rugs

The carpet and rug industry had shipments of $8.87 billion in 2015 in the U.S., up 0.7% from 2014. The industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry. The industry has two primary sub-markets, replacement and new construction, with replacement being the significant industry factor. Approximately 60% of industry shipments are made in response to residential replacement demand.

Residential products consist of broadloom carpets and rugs in a broad range of styles, colors and textures. Commercial products consist primarily of broadloom carpet and modular carpet tile for a variety of institutional applications such as office buildings, restaurant chains, schools and other commercial establishments. The carpet industry also manufactures carpet for the automotive, recreational vehicle, small boat and other industries.

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

Hard Surfaces

Hard flooring surfaces such as ceramic, vinyl, hardwood, stone, and laminate have shipments of $9.09 billion in 2015 in the U.S., up 6% from 2014. As with carpet and rugs, the market is split between residential / commercial and replacement / new construction with residential replacement being the largest segment of the market.

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

Promotional Marketing

In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under what was previously our Velocity Local™ brand, which we refer to as online presence marketing. In September 2015, we sold all of the assets of Velocity Local, and discontinued the business.

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

Services Segment

We continue to generate revenue from servicing our existing customers under our legacy product offerings, primarily our InstantProfile® line of products and services. These services primarily consist of directory listing services. Because of the change in our business strategy and product lines, we no longer accept new customers under our legacy product and service offerings.

Our service segment business operates in the highly competitive, rapidly expanding and evolving market for internet marketing for SMBs. Our largest competitors are local exchange carriers, which are widely known as regional telephone operators, and national search engines such as Yahoo! And Google, that are actively expanding their presence in the local search market. We compete with Yellow Pages services, advertising networks and outlets, and search engine optimization, as well as traditional offline media, such as traditional Yellow Pages directory publishers, television, radio and print share advertising. The principal competitive factors in this market include personalization of service, ease of use, quality of services, availability of quality content, value-added products and services, access to consumers, effectiveness at driving consumers to our clients, and price.

Corporate Offices

Our principal offices are located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this report) is located at www.live-ventures.com.

Employees

As of September 30, 2016, we had 277 full-time employees and no part-time employees in the United States, none of whom is covered by a collective bargaining agreement.

ITEM 1A.        Risk Factors

An investment in our common stock involves a substantial degree of risk. Before making an investment decision, you should give careful consideration to the following risk factors in addition to the other risks and information described in this report. The following risk factors, however, may not reflect all of the risks associated with our business or an investment in our common stock. The trading price of our common stock could decline significantly due to any of these risks and investors may lose all or part of their investments. In assessing these risks, investors should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements for the fiscal year that ended on September 30, 2016 and related notes.

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

Our operating results have historically fluctuated significantly, and we could continue to experience fluctuations or revert to declining operating results due to factors that may or may not be within our control. Such factors include the following:

•	fluctuating demand for our services, which may depend on a number of factors including:
•	changes in economic conditions and our customers’ profitability,
•	changes in technologies favored by consumers,
•	customer refunds or cancellations, and
•	our ability to continue to bill through existing means;
•	market acceptance of new or enhanced versions of our services or products;
•	price competition or pricing changes by us or our competitors;

•	new product offerings or other actions by our competitors;
•	the ability of our check processing service providers to continue to process and provide billing information;
•	the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditures, and related costs;
•	technical difficulties or failures affecting our systems or the internet in general;
•	a decline in internet traffic at our website; and
•	the fixed nature of a significant amount of our operating expenses.

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

As part of our new business strategy, we intend to pursue a wide array of potential strategic transactions, including acquisitions of complementary businesses, as well as strategic investments and joint ventures. Although we regularly evaluate such opportunities, we may not be able to successfully identify suitable acquisition candidates or investment opportunities, to obtain sufficient financing on acceptable terms to fund such strategic transactions, to complete acquisitions and integrate acquired businesses with the our existing businesses, or to manage profitably acquired businesses or strategic investments.

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

We may not compete effectively with existing and potential competitors for several reasons, including the following:

•	some competitors have longer operating histories, larger and more established subscriber bases, and greater financial and other resources than we have and are in better financial condition than we are, enabling them to engage in more extensive research and development, more aggressive pricing policies, and more advertising and other promotional activities that will enhance their brand name recognition and increase their market share;
•	some competitors may release free tools, including open source tools, which perform some or many of the services we offer to our customers;
•	some competitors have better name recognition or reputations, as well as larger, more established, and more extensive marketing, customer service, and customer support capabilities than we have;
•	some competitors may be able to better adapt to changing market conditions and customer demand; and
•	barriers to entry are not significant, and new competitors may enter our markets or develop technologies that reduces the need for our services.
•	Increased competitive pressure could lead to reduced market share, as well as lower prices and reduced margins, for our services.

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

Isaac Capital Group LLC (ICG) is the beneficial owner of approximately 49.5% of our outstanding shares of common stock. Jon Isaac, our Chairman, CEO and President, is the President and sole member of ICG and accordingly has the sole power to vote the shares of our common stock owned by ICG, and as a result, is able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. Moreover, such a concentration of voting power could have the effect of delaying or preventing a third party from acquiring us at a premium. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stock ownership.

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

ITEM 1B.        Unresolved Staff Comments

Not applicable.

ITEM 2.        Properties

We lease approximately 11,000 square feet of space located at 325 East Warm Springs Road, Suite 102, Las Vegas Nevada, 89119 which we utilize as principal executive and administrative officers and our call center. We currently pay approximately $13,720 in monthly rent for the call center, which is subject to annual increases. Our lease for this space ends on approximately March 31, 2017; however, we have the option to extend the lease for one additional lease term of three years. We also lease space in San Diego, California, where we utilize approximately 1,600 square feet. This office is currently being provided to us by a company that is a related party to the Isaac Capital Group LLC, one of our largest stockholders which is owned by Jon Isaac, our President and CEO and a director.

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

Marquis operates out of eight buildings.

2743 Highway 76, Chatsworth, GA  Corporate offices and warehouse, 25,930 square feet

325 Smyrna Church Rd, Chatsworth, GA  Warehouse 31,682 square feet

242 Treadwell Rd, Chatsworth, GA   Office and storage 37,000 square feet

1978 HW 52 Alt, Chatsworth, GA  Tufting Department 68,000 square feet

1642 Duvall Rd, Chatsworth, GA  Machine Storage and Forklift 30,716 square feet

1805 South Hamilton, Dalton, GA  Storage and Extrusion 51,000 square feet

2669 Lakeland Rd, Dalton, GA  Yarn Processing Facility 74,546 square feet

716 River Street, Calhoun, GA  100,000 square feet

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

On October 1, 2013, the Arizona court of appeals affirmed in part and reversed in part of the principal damages and remanded the matter for judgment. Subsequently, the Maricopa county superior court entered Judgement on Mandate against the Company in the principal sum of $46,636.31 and attorneys’ fees of $5,624.40, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. Therefore the matter is concluded. We are not aware of any post-judgment collection activity, which has been undertaken. As of September 30, 2016, the payment of this judgment has not been paid and the Company recorded an accrual of $52,261 related to this matter.

ITEM 4.       Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “LIVE”.

The following table sets forth the quarterly high and low sales prices per share of our common stock during the last two fiscal years. All prices reflect a reverse stock split one-for-six (1:6) effective for stockholders of record as of December 5, 2016.

	Quarter Ended	High	Low
2016	October 1 – December 31, 2015	$15.54	$7.68
	January 1 – March 31, 2016	$10.08	$6.36
	April 1 – June 30, 2016	$11.40	$8.64
	July 1 – September 30, 2016	$13.80	$9.18

2015	October 1 – December 31, 2014	$23.52	$12.54
	January 1 – March 31, 2015	$22.68	$16.98
	April 1 – June 30, 2015	$20.16	$14.88
	July 1 – September 30, 2015	$15.48	$8.58

Holders of Record

On September 30, 2016, there were approximately 99 holders of record of our common stock according to our transfer agent. We have no record of the number of stockholders who hold our common stock in “street name” with various brokers.

Dividend Policy

We have two classes of authorized preferred stock. Our Series E Preferred Stock has 127,840 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year. At September 30, 2016, the company had accrued but unpaid preferred stock dividends totaling $959. These accrued and unpaid dividends were paid in October 2016.

Our Series B Convertible Preferred Stock, as of the date of this Report has 0 shares issued and outstanding. The shares, as a series, are entitled to dividends on an as-if converted to Common Stock basis, if, when, and as dividends on our Common Stock are declared by the Board of Directors, subject to a $1.00 (in the aggregate for all then-issued and outstanding shares of Series B Convertible Preferred Stock).

Presently, we do not pay dividends on our common stock. Our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities

On January 21, 2016, the Company announced a $10 Million dollar common stock repurchase program. Below are the treasury stock purchases since inception of the program.

Period	Number of Shares	Average Purchase Price Paid	Number of Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Plan or Program
January 2016	–	$–	–	$10,000,000
February 2016	4,752	$8.98	4,752	$9,957,335
March 2016	4,167	$9.03	4,167	$9,919,708
April 2016	–	$–	–	$9,919,708
May 2016	9,698	$10.37	9,698	$9,819,143
June 2016	1,994	$10.45	1,994	$9,798,307
July 2016	9,511	$10.31	9,511	$9,700,285
August 2016	–	$–	–	$9,700,285
September 2016	–	$–	–	$9,700,285

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to Notes 8, 9 and 10 of the notes to our consolidated financial statements for certain disclosures about our equity compensation plans.

Recent Sales of Unregistered Securities

As of September 15, 2016 the Company is obligated to issue and certificate 58,333 shares of the Company’s common stock to Norvalk S.A.S for software licensed to the Company. The Shares as of this report have not been issued.

As of September 15, 2016 the Company is obligated to issue and certificate 55,888 shares of the Company’s Convertible Series B Preferred shares to Kingston Diversified Holdings LLC pursuant to agreement. The Shares as of this report have not been issued.

ITEM 6.       Selected Financial Data

Not applicable.

ITEM 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended September 30, 2016, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part I, Item 8 of this Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Note about Forward-Looking Statements

This Annual Report on Form 10-K includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations and prospects, (v) statements about future results and future performance, (vi) statements that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the company with sufficient liquidity for the next 12 months; and (vii) statements that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website www.live-ventures.com or any other websites referenced in this Annual Report are not part of this Annual Report.

Our Company

Live Ventures Incorporated is a holding company for diversified businesses, which, together with our subsidiaries, we refer to as the “Company”, “Live Ventures”, “we”, “us” or “our.” Commencing in fiscal year 2015, we began a strategic shift in our business plan away from solely providing online marketing solutions for small and medium businesses to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. Prior to that shift, we primarily promoted online marketing solutions to small and medium businesses (“SMB’s”) to help them boost customer awareness, gain visibility and manage their online presence under our Velocity Local™ brand. In 2013 we launched LiveDeal.com, real-time “deal engine” that connects restaurants across the United States and consumers via an online and mobile platform. The LiveDeal.com platform targets restaurants in cities across the United States to help them use the platform to attract new customers. In addition, through our subsidiary, Modern Everyday, we maintain an online consumer products retailer.

We continue to actively evaluate and develop our products, services and our marketing strategies in our businesses. As a result of the shift in our strategy, as of the fiscal year ended September 30, 2015, we decided to cease operating Live Goods and DealTicker and we discontinued our suite of online presence marketing products and solutions under the Velocity Local™ brand. Due to the shift in our business to diversifying our operations by acquiring businesses in several industries, we expect that revenues from our online marketplace business segment and our legacy products and services segment will continue to be diluted in the coming months and years.

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

Recent Development

On November 3, 2016, we acquired 100% of Vintage Stock, V-Stock, Movie Trading Company and EntertainMart (collectively “Vintage Stock”). Vintage Stock is a leading specialty entertainment retailer. Since its founding in 1980, Vintage Stock has established a strong reputation for being America’s largest entertainment superstore. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, and collectibles through 32 Vintage Stock, 3 V-Stock, 13 Movie Trading company and 2 EntertainMart retail locations strategically positioned across Texas, Oklahoma, Kansas, Missouri, Colorado, Illinois and Arkansas. In calendar year 2015, Vintage Stock had revenue of $61.6M and net income of $12.2M.

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

Services Segment

We developed and market a suite of products and services designed to meet the online marketing needs of SMBs at affordable prices. In August 2012, we commenced sourcing local deal and activities to strategic publishing partners under our LiveDeal ® brand, which we refer to as promotional marketing. In November 2012, we commenced the sale of marketing tools that help local businesses manage their online presence under our Velocity Local ™ brand, which we refer to as online presence marketing. Our target customers for our LiveDeal ® brands are SMB owners who work long hours to deliver real value to their customers in their own communities that do not have the time or expertise to develop the powerful, multi-faceted, online marketing and advertising programs necessary for successful online marketing. Our offerings draw on a decade of experience servicing SMBs in the internet technology environment.

We continue to generate a significant portion of our revenue from servicing our existing customers under our legacy product offerings, primarily our InstantProfile ® line of products and services. Because of the change in our business strategy and product lines, we no longer accept new customers under our legacy product offerings.

Business Acquisition

On July 6 and July 7, 2015, we, through our newly formed, wholly-owned subsidiary, Live Ventures, Inc. (“Live Ventures”), entered into a series of agreements in connection with our indirect purchase of Marquis Industries, Inc., a Georgia corporation (“Marquis”), and its subsidiaries. Marquis is a specialty, high-performance carpet yarn manufacturer, hard-surfaces re-seller, and top 10 high-end residential carpet manufacturer; in the United States. The purchase and financing transactions were, in the aggregate, valued at approximately $30 million. The purchase was effectuated between Marquis Affiliated Holdings LLC, a Delaware limited liability company (“Marquis Holdings”) that is 80% owned by Live Ventures. The remaining 20% of Marquis Holdings was owned by the former owners of Marquis Industries. In connection with the purchase and finance transaction, various persons and entities entered into a series of agreements (each of which is dated on or about July 6, 2015, with funding occurring on July 6 and July 7, 2015).

Effective November 30, 2015, we purchased the remaining 20% interest in Marquis for $2,000,000 of which $1,500,000 was paid in cash and a note payable of $500,000 due February 1, 2016. The $500,000 note was paid in January 2016. The excess of the non-controlling interest at November 30, 2015 over the $2,000,000 purchase price of $78,038 has been recorded directly to additional paid in capital.

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

Revenue Recognition

Manufacturing Segment

The Manufacturing Segment derives revenue primarily from the sale of carpet products; including shipping and handling amounts, which are recognized when the following criteria are met: there is persuasive evidence that a sales agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title to the goods and assumes the risks and rewards of ownership, which is generally on the date of shipment. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers.

MarketPlace Platform Segment

The MarketPlace Platform Segment derives product revenue primarily from direct and fulfillment partner sales. Product revenue is recognized when the following revenue recognition criteria are met: there is persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Currently, all direct and fulfillment partner product revenue is recorded on a gross basis, as the Company is the primary obligor. Revenues are recorded net of taxes collected from customers.

In addition, the MarketPlace Platform Segment derives revenue from its sales through its strategic publishing partners of discounted goods and services offered by its merchant clients (“Deals”) when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. These criteria are met when the number of customers who purchase the daily deal exceeds the predetermined threshold, where, if applicable, the Deal has been electronically delivered to the purchaser and a listing of Deals sold has been made available to the merchant. At that time, the Company’s remaining obligations to the merchant, for which it is serving as an agent, are substantially complete. The Company’s remaining obligations, which are limited to remitting payment to the merchant, are inconsequential or perfunctory. The Company recognizes revenue in an amount equal to the net amount it retains from the sale of Deals after paying an agreed upon percentage of the purchase price to the featured merchant excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the merchant in the transaction.

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

For both Deals revenue and product revenue, at the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized.

Services Segment

The Services Segment recognizes revenue from directory subscription services as billed for and accepted by the customer. Directory services revenue is billed and recognized monthly for directory services subscribed. The Company has historically utilized outside billing companies to perform billing services through ACH withdrawals. For billings via ACH withdrawals, revenue is recognized when such billings are accepted by the customer. Customer refunds are recorded as an offset to gross Services Segment revenue.

Revenue for billings to certain customers that are billed directly by the Company and not through outside billing companies is recognized based on estimated future collections which are reasonably assured. The Company continuously reviews this estimate for reasonableness based on its collection experience.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts, which includes allowances for customer refunds, dilution and fees from Local Exchange Carrier (“LEC”) billing aggregators and other uncollectible accounts. The determination of the allowance for doubtful accounts is dependent on many factors, including regulatory activity, changes in fee schedules by LEC service providers and recent historical trends.

Inventories

Inventories are valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and an allowance is made to reduce the carrying value for inventory for such excess and or obsolete inventory.

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

We have estimated net deferred income tax assets (net of valuation allowances) of $12,524,582 at September 30, 2016 and $0 as of September 30, 2015. A full valuation allowance was established against all net deferred tax assets as of September 30, 2015 based on estimates of recoverability. We have determined that a valuation allowance is no longer necessary given our ability to generate sufficient profits from our new business lines. Therefore, no valuation allowance has been recorded at September 30, 2016.

Results of Operations

The following sets forth a discussion of our financial results for the year ended September 30, 2016 as compared to the year ended September 30, 2015. In evaluating our business, management reviews several key performance indicators including new customers, total customers in each line of business, revenues per customer, and customer retention rates. However, given the changing nature of our business strategy, we do not believe that presentation of these metrics would reveal any meaningful trends in our operations that are not otherwise apparent from the discussion of our financial results below. Generally, the significant changes in the results of operations when compared to the prior periods as noted below is a result of the acquisition of Marquis Industries we made in July 2015. Segment information is provided through operating income. We have three segments to our business, Marketplace Platform, Manufacturing and Services. For purposes of segment reporting, corporate income and expense is reported in the Marketplace Platform segment.

	Revenues
	2016	2015	Change	Percent
Segment:
Market Platform	$5,438,007	$15,868,448	$(10,430,441)	-65.7%
Manufacturing	72,509,357	16,006,683	56,502,674	353.0%
Services	1,006,883	1,494,735	(487,852)	-32.6%
Year Ended September 30,	$78,954,247	$33,369,866	$45,584,381	136.6%

Revenues for the year ended September 30, 2016 increased by $45,584,381 or 136.6% as compared to the year ended September 30, 2015, primarily due to the acquisition of Marquis Industries in July 2015. Revenue from our online marketplace platform segment decreased by $10,430,441 or 65.7% from $15,868,448 for the year ended September 30, 2015 to $5,438,007 for the year ended September 30, 2016. The significant decrease is due to declining revenue of our Modern Everyday subsidiary and the company’s overall strategy of not committing additional resources to this segment. We expect revenue for the marketplace platform segment to continue to decrease in the future. Revenue from our manufacturing segment increased from $16,006,683 for the year ended September 30, 2015 to $72,509,357 for the year ended September 30, 2016. Revenue from our services segment decreased by $487,852 or 32.6% from $1,494,735 for the year ended September 30, 2015 to $1,006,883 for the year ended September 30, 2016. We expect revenue from this segment to continue to decrease in the future.

	Cost of Revenues
	2016	2015	Change	Percent
Segment:
Market Platform	$4,199,690	$10,144,262	$(5,944,572)	-58.6%
Manufacturing	54,737,622	11,819,657	42,917,965	363.1%
Services	42,065	151,553	(109,488)	-72.2%
Year Ended September 30,	$58,979,377	$22,115,472	$36,863,905	166.7%

Cost of revenues increased for the year ended September 30, 2016 as compared to the year ended September 30, 2015, by $36,863,905 or 166.7%. The increase in cost of revenues for the year ended September 30, 2016 is primarily due to the increase in revenue as a result of our acquisition of Marquis Industries in July 2015 and a full twelve months of operations in fiscal year 2016.

Marketplace Platform segment cost of revenue decreased by $5,944,572 or 58.6% for the year ended September 30, 2016 as compared to the year ended September 30, 2015. Cost of revenues were higher for this segment as a percent of revenue; 77.2% vs. 63.9% for fiscal years 2016 and 2015, respectively. This increase is due to selling a mix of lower margin products.

Manufacturing segment cost of revenue increased by $42,917,965 or 363.1% for the year ended September 30, 2016 as compared to the year ended September 30, 2015. Cost of revenues were higher for this segment as a percent of revenue; 75.5% vs. 73.8% for fiscal years 2016 and 2015, respectively. This increase is a combination of greater manufacturing efficiencies, selling a mix of higher margin products and absorbing approximately $1.1M in fair value adjustments to inventory.

Services segment cost of revenue decreased by $109,488 or 72.2% for the year ended September 30, 2016 as compared to the year ended September 30, 2015. Cost of revenues were lower for this segment as a percent of revenue; 4.2% vs. 10.1% for the fiscal years 2016 and 2015, respectively. This decrease is the result of cost reduction and improved efficiencies gained in delivering the services rendered.

	Gross Profit
	2016	2015	Change	Percent
Segment:
Market Platform	$1,238,317	$5,724,186	$(4,485,869)	-78.4%
Manufacturing	17,771,735	4,187,026	13,584,709	324.4%
Services	964,818	1,343,182	(378,364)	-28.2%
Year Ended September 30,	$19,974,870	$11,254,394	$8,720,476	77.5%

Gross profit increased for the year ended September 30, 2016 by $11,279,405 or 100.2%, as compared to the year ended September 30, 2015,

Marketplace Platform segment gross profit decreased for the year ended September 30, 2016 by $4,485,869 or 78.4%, as compared to the year ended September 30, 2015 primarily due to decreased segment revenue and a higher cost mix of products sold. Gross profits as a percent of revenue were 22.8% vs. 36.1% for fiscal year 2016 and 2015, respectively. Gross profits decreased in fiscal year 2016 by $3,762,547 attributable to the decrease in revenue of $10,430,441 and by a gross profit margin decline of 13.3% on Marketplace Platform segment revenue which accounted for an additional decrease in gross profits of $723,322, for a combined decrease in gross profits of $4,485,869 for the Marketplace Platform segment.

Manufacturing segment gross profit increased for the year ended September 30, 2016 by $13,584,709 or 324.4%, as compared to the year ended September 30, 2015 primarily due to the increase in revenues from our acquisition of Marquis Industries in July 2015 and a full twelve months of operations in fiscal year 2016. Gross profits as a percent of revenue were 28.0% vs. 26.2% for fiscal year 2016 and 2015, respectively. Gross profits increased in fiscal year 2016 by $14,803,701 attributable to the increase in revenue of $56,502,674 and by a gross profit margin decrease of 1.7% on manufacturing segment revenue which accounted for an additional decrease in gross profits of $1,218,992, for a combined increase in gross profits of $13,584,709 for the manufacturing segment.

Services segment gross profit decreased for the year ended September 30, 2016 by $378,364 or 28.2%, as compared to the year ended September 30, 2015 primarily due to decreased services revenue and cancellations. Gross profits as a percent of revenue were 95.5% vs. 89.9% for fiscal year 2016 and 2015, respectively. Gross profits decreased in fiscal year 2016 by $437,994 attributable to the decrease in revenue of $487,852, partially offset by gross profit margin improvement of 5.9% on services segment revenue which accounted for an increase in gross profits of $59,630, for a net decrease in gross profits of $378,364 for the services segment.

	General and Administrative Expenses
	2016	2015	Change	Percent
Segment:
Market Platform	$4,398,392	$8,625,038	$(4,226,646)	-49.0%
Manufacturing	4,141,853	2,131,586	2,010,267	94.3%
Services	3,632	235,732	(232,100)	-98.5%
Year Ended September 30,	$8,543,877	$10,992,356	$(2,448,479)	-22.3%

General and administrative expenses decreased for the year ended September 30, 2016 as compared to year ended September 30, 2015 by $2,448,479 or 22.3%.

Marketplace platform segment general and administrative expenses decreased for the year ended September 30, 2016 by $4,226,646 or 49.0% as compared to the year ended September 30, 2015. Marketplace platform segment general and administrative expenses include recurring corporate expenses. General and administrative expense for this segment increased as a percent of revenue to 80.1% vs. 54.4% for fiscal year 2016 and 2015, respectively. During fiscal 2015, we issued 100,000 shares of our common stock to two of our executives valued at $1,518,000 as a bonus for services rendered during fiscal years 2012, 2013 and 2014. We also issued 191,136 shares of our common stock to employees, consultants and directors for services rendered valued at $498,059. In addition we issued 75,000 stock options to one of our executives that resulted in a charge to earnings of $636,142 during the year ended September 30, 2015. We expect our marketplace platform segment general and administrative expenses to remain at the current fiscal 2016 level for the near future.

Manufacturing segment general and administrative expense increased by $2,010,267 or 94.3% for the year ended September 30, 2016 as compared to the year ended September 30, 2015. General and administrative expenses were lower for this segment as a percent of revenue; 5.7% vs. 13.3% for fiscal years 2016 and 2015, respectively. The increase in general and administrative expenses is the result of a full 12 months of operation compared to almost 3 months in fiscal year 2015 and the seasonality of larger general and administrative expenses at year end. We expect general and administrative expenses for this segment to remain at the fiscal year 2016 run rate for the near future.

Services segment general and administrative expenses decreased for the year ended September 30, 2016 by $232,100 or 98.5% as compared to the year ended September 30, 2015. Management has reduced general and administrative expenses for this segment to an absolute minimum. We expect general and administrative expense for this segment to remain low going forward.

	Sales and Marketing Expenses
	2016	2015	Change	Percent
Segment:
Market Platform	$2,012,331	$5,193,413	$(3,181,082)	-61.3%
Manufacturing	7,100,413	1,491,937	5,608,476	375.9%
Services	–	(517)	517	-100.0%
Year Ended September 30,	$9,112,744	$6,684,833	$2,427,911	36.3%

Sales and marketing expense increased for the year ended September 30, 2016 as compared to year ended September 30, 2015 by $2,427,911 or 36.3%.

Marketplace platform sales and marketing expense decreased for the year ended September 30, 2016 by $3,181,082 or 61.3% as compared to the year ended September 30, 2015. Sales and marketing expense as a percent of revenue was 37.0% and 32.7% for fiscal year 2016 and 2015, respectively. Expect sales and marketing expense for this segment to continue at the current percent level relative to revenue in the near future.

Manufacturing sales and marketing expense increased for the year ended September 30, 2016 by $5,608,476 or 375.9% primarily due to the increase in expenses associated with sales and marketing activities from our acquisition of Marquis Industries in July 2015 and a full twelve months of operations in fiscal year 2016. Sales and marketing expense were higher for this segment as a percent of revenue; 9.8% vs. 9.3% for fiscal years 2016 and 2015, respectively. We expect sales and marketing expense for this segment to continue at the current percent level relative to revenue in the near future.

We expect the services segment not to have much if any sales and marketing expense in the near future.

	Impairment of Intangible Assets
	2016	2015	Change	Percent
Segment:
Market Platform	$–	$3,713,472	$(3,713,472)	100.0%
Manufacturing	–	–	–
Services	–	–	–
Year Ended September 30,	$–	$3,713,472	$(3,713,472)

During the year ended September 30, 2015, we determined that certain of our marketplace platform segment intangible assets and goodwill were impaired and took a charge to earnings of $3,713,472. There were no such charges during 2016.

	Operating Income (Loss)
	2016	2015	Change	Percent
Segment:
Market Platform	$(5,172,406)	$(11,807,737)	$6,635,331	56.2%
Manufacturing	6,529,469	563,503	5,965,966	1058.7%
Services	961,186	1,107,967	(146,781)	-13.2%
Year Ended September 30,	$2,318,249	$(10,136,267)	$12,454,516

Operating income increased for the year ended September 30, 2016 as compared to year ended September 30, 2015 by $12,454,516.

Marketplace platform segment improved its operating loss in fiscal 2016 by $6,635,331 mainly due to the absence of intangible impairment of $3,713,472, a decrease in revenue of $10,430,441 offset by a decrease in cost of revenue of $5,944,572, a decrease in general and administrative expense of $4,226,646, and a decrease in sales and marketing expense of $3,181,082.

Manufacturing segment had an increase in operating income of $5,965,966. This increase was mainly due to having a full year of results for fiscal year 2016 vs. the short period of July 2, 2015 through September 30, 2015 included in fiscal 2015 results. Revenue increased by $56,502,674 partially offset by an increase in cost of revenue of $42,917,965, and increase in general and administrative expense of $2,010,267 and an increase in sales and marketing expense of $5,608,476.

Services segment had a decrease in operating income of $146,781, primarily due to a decrease in revenue of $487,852 partially offset by a decrease in cost of revenue of $109,488, a decrease in general and administrative expense of $232,100 and an increase in sales and marketing expense of $517.

Total Other Income (Expense)

	Total Other Income (Expense)
	2016	2015	Change	Percent

Year Ended September 30,	$3,142,581	$(4,200,018)	$7,342,599

Total Other Income (Expense) increased for the year ended September 30, 2016 as compared to the year ended September 30, 2015 by $7,342,599.

Interest expense decreased by $465,114 in fiscal year 2016 primarily due to the absence of interest expense incurred during the year ended September 30, 2015, relating to the amortization of debt discounts, the issuance of warrants upon the conversion of debt and the issuance of common stock for the original issue discount on a $10 million credit facility. There was a $2,800,000 fee incurred as it relates to the modification of the Kingston agreement.

Other income increased for the year ended September 30, 2016 as compared to the year ended September 30, 2015 by $2,387,097. Vendor and note settlements represent $1,733,674 of the increase from fiscal 2016 vs. 2015. Gain on asset sales were $179,983 of the increase. The balance of the increase in other income $473,440 represented refunds received and a small amount of rental income.

There was a bargain purchase gain on acquisition of Marquis in the amount of $4,573,968. This gain was the result of fair value changes made to the acquired assets and liabilities at the end of the measurement period for Marquis that were ultimately different than the provisional amounts as follows: Goodwill $(800,000), Customer Relationships – intangible $439,039, Inventory $1,080,051, Prepaid expenses $114,304, Machinery & Equipment $2,659,104 and Buildings and Land $1,081,470.

There was no gain on derivative liability in fiscal 2016, therefore a decrease of $83,580 in total other income (expense) for the year ended September 30, 2016 as compared to the year ended September 30, 2015.

Net Income (Loss) Attributable to Live Venture, Incorporated

	Net Income (loss) attributable to Live Ventures, Incorporated
	2016	2015	Change	Percent

Year Ended September 30,	$17,829,857	$(14,666,129)	$32,495,986

Net Income increased by $32,495,986 for the year ended September 30, 2016, as compared to the net loss for the year ended September 30, 2015. Operating income increased by $12,454,516, total other income (expense) increased by $7,342,599, the provision for non-controlling interest increased by $170,350 and the provision for income taxes decreased by $12,869,221. At June 30, 2016, we evaluated and reduced our valuation allowance against our deferred tax assets based on the continuing profitable operations and the federal income taxes to be incurred from our Marquis1 subsidiary that can be offset against the Company net operating loss carryforwards.

Liquidity and Capital Resources

The Company’s cash and cash equivalents at September 30, 2016 was $770,895 compared to $2,727,818 at September 30, 2015, a decrease of $1,956,923. The principal reason for this decrease was the cash used to purchase the non-controlling interest (20%) in Marquis Industries, Inc. in November 2015.

Cash Flows from Operating Activities

Net cash provided by operations was $6,061,778 for the year ended September 30, 2016 as compared to net cash used by operations of $1,017,401 for the same period in 2015. This change of $7,079,179 was due to an increase in net income of $32,666,336, an increase in non-cash depreciation expense of $2,077,559, an increase due to a non-cash write-down of inventory of $1,080,051, an increase in non-cash inventory obsolescence reserve of $448,422, and a net increase in other non-cash operating activities of $234,447; partially offset by an increase in deferred tax assets of $12,524,582, a decrease in non-cash interest expense associated with loan fees and convertible debt and warrants of $1,395,724, a decrease in non-cash note and agreement settlements including contingent liability settlements of $1,278,941, a decrease related to the gain on bargain purchase of acquisition of $4,573,968, a decrease in non-cash impairment of intangible assets of $3,713,472, a decrease of non-cash issuance of common stock for services of $1,996,060, a decrease of working capital accounts net of the change in cash and cash equivalents of $3,488,497, and a decrease of stock based compensation expense of $456,392.

Net cash used by changes in working capital accounts net of cash and cash equivalents was $1,631,699 for the year ended September 30, 2016 as compared to net cash provided by changes in working capital accounts net of cash and cash equivalents of $1,856,798 for the same period in 2015. This change, a net decrease in the change in working capital accounts net of cash and cash equivalents of $3,488,497 was due to a decrease in the change in income tax payable of $752,000, a decrease in the change in inventory of $334,815, a decrease in change of deposits of $12,746 and an decrease in the change in prepaid expenses and other current assets, including deposits made for equipment purchases of $3,299,100; partially offset by an increase in change in accounts payable of $751,779, and an increase in the change in trade and other receivables of $7,504 and an increase in the change in accrued liabilities of $150,881.

Our primary source of cash inflows is from customer receipts from sales on account, factor accounts receivable proceeds and net remittances from directory services customers processed in the form of ACH billings. Our most significant cash outflows include payments for raw materials, general operating expenses, including payroll costs, and general and administrative expenses that typically occur within close proximity of expense recognition.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the year ended September 30, 2016 consisted of $1,376,685 of equipment purchases; offset by the proceeds from the sale of land in the amount of $653,857. Our cash flows used in investing activities during the year ended September 30, 2015 consisted of $5,503,056 for the acquisition of a new subsidiary Marquis, net of $496,944 cash acquired; $64,820 of expenditures for intangible assets and $151,937 of purchases of equipment, offset by proceeds of $153,500 from the sale of assets.

Cash Flows from Financing Activities

Our cash flows used in financing activities during the year ended September 30, 2016 consisted of repayment of notes payable of $17,109,250, repayment of the related party note payable in the amount of $4,495,825, payment of debt issuance costs of $415,757 related to the Store Capital Acquisitions, LLC loan, purchase of treasury stock $300,027, payment of preferred stock dividends of $1,917 and purchase of the non-controlling interest in Marquis of $2,000,000; offset by borrowing from the Revolver loan of $1,739,825 and $15,287,078 from the issuance of notes payable. Our cash flows from financing activities during the year ended September 30, 2015 consisted of $538,441 from the sale of shares of our common stock, $1,247,185 from the issuance of notes payable, $1,200,000 contribution from the non-controlling interest in Marquis, $100,000 from issuances of convertible debt offset by repayment of notes payable of $1,886,859 and payment of preferred stock dividends of $1,917.

Working Capital

We had working capital of $11,247,427 as of September 30, 2016 compared to working capital of $14,812,654 as of September 30, 2015 with current assets decreasing by $993,292 and current liabilities decreasing by $2,571,935 from September 30, 2015 to September 30, 2016. Such changes in working capital were primarily attributable to the decrease in inventory and the use of cash to acquire the non-controlling interest (20%) in Marquis and pay down of long-term debt.

At-The-Market Offerings of Common Stock (Chardan Capital Markets LLC)

During the year ended September 30, 2015, we sold 25,833 shares of our common stock resulting in gross proceeds of $546,652, in an at-the-market offering, in which Chardan Capital Markets LLC (“Chardan”) was our agent. The Company received net proceeds of $538,441. The Company paid Chardan a total commission of $8,211 in connection with such sales.

Revolver Loan and Term Loan

In connection with the purchase of Marquis Industries Inc., we entered into an agreement with Bank of America for a Term and Revolving Loan for approximately $7.8 million for the term component and approximately $15 million for the revolving component. As part of the Bank of America Revolving Loan, Marquis may borrow up to $15 million (based on eligibility). At September 30, 2016 we had $222,590 and $0 outstanding on the Revolver Loan and Term Loan, respectively. At September 30, 2015 we had $7,225,745 and $7,628,438 outstanding on the Revolver Loan and Term Loan, respectively. The loan availability on the Revolver Loan fluctuates and is dependent upon levels of inventory and accounts receivable to determine a borrowing base from which Revolver Loan availability is determined.

Equipment Loan

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction (“the Equipment Loan”) with Banc of America Leasing & Capital, LLC., which provided $5 Million, secured by equipment. At September 30, 2016 we had $4,931,937 outstanding on the Equipment Loan.

Real Estate Financing

On June 14, 2016, we entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis Industries, Inc. (“Marquis”) and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000,000, which consisted of $644,479 from the sale of the land and a note payable of $9,355,521. In connection with the transaction, we entered into a lease with a 15 year term commencing on the closing of the transaction, which provides the Company an option to extend the lease upon the expiration of its term. The initial annual lease rate is $59,614. The proceeds from this transaction were used to pay down the Revolver and Term loans, and related party loan, as well as purchasing a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. At September 30, 2016 we had $9,351,796 outstanding on the Store Capital Acquisition, LLC loan, and there is un-amortized transaction costs associated with this loan in the sum of $414,025.

Future Sources of Cash; New Products and Services

We will require additional capital to finance our planned business operations, fund our growing operations including the recent acquisition of Marquis, and develop other new products and services. In addition, we may require additional capital to finance acquisitions or other strategic investments in our business. Other sources of financing may include stock issuances and additional loans; or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders. If we are unable to generate positive cash flows or raise additional capital in a timely manner or on acceptable terms, we may (i) not be able to make acquisitions or other strategic investments in our business, (ii) modify, delay or abandon some or all of our business plans, and/or (iii) be forced to cease operations.

While we believe that our existing cash on hand is sufficient to finance our operations for the next twelve months, there can be no assurance that we will generate profitability or positive operating cash flows in the near future. To the extent that we cannot achieve profitability, or positive operating cash flows, our business will be materially and adversely affected. Further, our business is likely to experience significant volatility in our revenues, operating losses, personnel involved, products or services for sale, and other business parameters, as management implements our new strategies and responds to operating results.

Contractual Obligations

The following table summarizes our contractual obligations consisting of operating lease agreements and debt obligations and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable	$1,789,289	$2,271,327	$2,616,782	$9,208,788	$15,886,186
Notes payable - related party	–	–	–	2,000,000	2,000,000
Lease obligations	116,124	158,277	217,404	2,948,078	3,439,883
Total	$1,905,413	$2,429,604	$2,834,186	$14,156,866	$21,326,069

Off-Balance Sheet Arrangements

At September 30, 2016, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A.       Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2016, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal year 2015 or 2016) or commodity price risk.

ITEM 8.       Financial Statement and Supplementary Data

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

Contents

Page
Report of Independent Registered Public Accounting Firm

Report of Anton & Chia, LLP	F-1

Consolidated Financial Statements:

Consolidated Balance sheets as of September 30, 2016 and 2015	F-2

Consolidated Statements of Operations for the years ended September 30, 2016 and 2015	F-3

Consolidated Statement of Changes in Stockholders’ Equity
for years ended September 30, 2016 and 2015	F-4

Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Live Ventures, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Live Ventures, Inc. and Subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Ventures, Inc. and Subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California

December 28, 2016

LIVE VENTURES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	September 30, 2015
Assets
Cash and cash equivalents	$770,895	$2,727,818
Trade and other receivables, net	8,334,801	8,243,992
Inventories, net	11,053,085	13,335,598
Prepaid expenses and other current assets	5,059,981	1,522,027
Total current assets	25,218,762	25,829,435

Property and equipment, net	14,014,501	12,481,901
Deposits and other assets	19,765	36,090
Deferred taxes	12,524,582	–
Intangible assets, net	1,689,790	1,516,930
Goodwill	–	800,000
Total assets	$53,467,400	$40,664,356

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$5,402,654	$5,536,796
Accrued liabilities	6,396,772	3,660,949
Income tax payable	–	376,000
Current portion of long term debt	1,789,290	1,443,036
Total current liabilities	13,588,716	11,016,781

Notes payable, net of current portion	13,682,872	14,568,190
Note payable, related party	2,000,000	6,495,825
Contingent consideration from business combination	–	316,000
Total Liabilities	29,271,588	32,396,796

Commitment and contingencies	–	–

Stockholders' equity:
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at September 30, 2016 and September 30, 2015, liquidation preference $38,352	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,819,327 shares issued and 2,789,205 shares outstanding at September 30, 2016; 2,817,169 shares issued and 2,817,169 shares outstanding at September 30, 2015	2,819	2,817
Paid in capital	53,319,217	52,965,036
Treasury stock (30,122 shares)	(300,027)	–
Accumulated deficit	(28,837,063)	(46,665,003)
Total Live Ventures stockholders' equity	24,195,812	6,313,716
Noncontrolling interest	–	1,953,844
Total equity	24,195,812	8,267,560
Total liabilities and equity	$53,467,400	$40,664,356

The accompanying notes are an integral part of these audited consolidated financial statements.

LIVE VENTURES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2016	2015

Revenues	$78,954,247	$33,369,866
Cost of revenues	58,979,377	22,115,472
Gross profit	19,974,870	11,254,394

Operating expenses:
General and administrative expenses	8,543,877	10,992,356
Sales and marketing expenses	9,112,744	6,684,833
Impairment of intangible assets	–	3,713,472
Total operating expenses	17,656,621	21,390,661

Operating income (loss)	2,318,249	(10,136,267)

Other income (expense):
Interest expense, net	(4,020,547)	(4,485,661)
Other income	2,589,160	202,063
Bargain purchase gain on acquisition	4,573,968	–
Gain on derivative liability	–	83,580
Total other income (expense), net	3,142,581	(4,200,018)
Income (loss) before provision for income taxes	5,460,830	(14,336,285)
Provision for income taxes
Current tax expense:
Federal	–	320,000
State	31,361	56,000
Total Current tax expense	31,361	376,000
Deferred tax expense:
Federal	(12,524,582)	–
State	–	–
Total Deferred tax expense	(12,524,582)	–
Total provision (benefit) for income taxes	(12,493,221)	376,000
Net income (loss)	17,954,051	(14,712,285)
Net income (loss) attributed to noncontrolling interest	124,194	(46,156)
Net income (loss) attributed to Live Ventures, Incorporated	$17,829,857	$(14,666,129)

Earnings (loss) per share:
Basic	$6.33	$(5.58)
Diluted	$5.40	$(5.58)

Weighted average common shares outstanding:
Basic	2,815,072	2,627,636
Diluted	3,303,698	2,627,636

The accompanying notes are an integral part of these audited consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Paid-In	Treasury	Accumulated		Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total	Interest	Equity
Balance, September 30, 2014	2,420,875	$2,420	127,840	$10,866	$45,050,287	$–	$(31,996,953)	$13,066,620	$–	$13,066,620
Series E preferred stock dividends	–	–	–	–	–	–	(1,921)	(1,921)	–	(1,921)
Stock based compensation	–	–	–	–	712,538	–	–	712,538	–	712,538
Repricing of stock option exercise price	–	–	–	–	54,677	–	–	54,677	–	54,677
Value of warrants issued with debt conversion	–	–	–	–	1,853,473	–	–	1,853,473	–	1,853,473
Beneficial conversion feature on convertible debt	–	–	–	–	100,000	–	–	100,000	–	100,000
Issuance of common stock for services	131,856	132	–	–	2,015,927	–	–	2,016,059	–	2,016,059
Issuance of common stock for cash	25,833	26	–	–	538,415	–	–	538,441	–	538,441
Issuance of common stock for conversion of debt	133,563	134	–	–	635,622	–	–	635,756	–	635,756
Issuance of common stock for loan fees	105,042	105	–	–	2,004,097	–	–	2,004,202	–	2,004,202
Fair value of noncontrolling interest	–	–	–	–	–	–	–	–	2,000,000	2,000,000
Net loss	–	–	–	–	–	–	(14,666,129)	(14,666,129)	(46,156)	(14,712,285)
Balance, September 30, 2015	2,817,169	2,817	127,840	10,866	52,965,036	–	(46,665,003)	6,313,716	1,953,844	8,267,560
Series E preferred stock dividends	–	–	–	–	–	–	(1,917)	(1,917)	–	(1,917)
Stock based compensation	–	–	–	–	256,146	–	–	256,146	–	256,146
Issuance of common stock for services	2,158	2	–	–	19,997	–	–	19,999	–	19,999
Purchase of noncontrolling interest	–	–	–	–	78,038	–	–	78,038	(2,078,038)	(2,000,000)
Purchase of treasury stock	–	–	–	–	–	(300,027)	–	(300,027)	–	(300,027)
Net income	–	–	–	–	–	–	17,829,857	17,829,857	124,194	17,954,051
Balance, September 30, 2016	2,819,327	$2,819	127,840	$10,866	$53,319,217	$(300,027)	$(28,837,063)	$24,195,812	$–	$24,195,812

The accompanying notes are an integral part of these audited consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$17,954,051	$(14,712,285)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,125,311	1,047,752
Non-cash interest expense associated with convertible debt and warrants	4,749	2,198,003
Non-cash interest expense associated with loan fees	2,801,732	2,004,202
Non-cash change in fair value of derivative liability	–	(83,580)
Non-cash note and agreement reductions due to settlement	(962,941)	–
Stock based compensation expense	256,146	712,538
Repricing of stock option exercise price	–	54,677
Non-cash issuance of common stock for services	19,999	2,016,059
Provision for uncollectible accounts	53,727	24,819
Non-cash write-down of inventory	1,080,051	–
Reserve for obsolete inventory	703,532	255,110
Change in deferred taxes	(12,524,582)	–
Change in contingent liability	(316,000)	–
(Gain) on Bargain purchase of acquisition	(4,573,968)	–
(Gain) Loss on disposal of property and equipment	71,670	(104,966)
Impairment of intangible assets	–	3,713,472
Changes in assets and liabilities:
Accounts receivable	(144,536)	(152,040)
Prepaid expenses and other current assets	(3,423,650)	(124,550)
Inventories	1,578,981	1,913,796
Deposits and other assets	16,325	29,071
Accounts payable	(134,142)	(885,921)
Accrued liabilities	851,323	700,442
Income tax payable	(376,000)	376,000

Net cash provided by (used in) operating activities	6,061,778	(1,017,401)

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	–	(5,503,056)
Proceeds from the sale of property and equipment	653,857	153,500
Expenditures for intangible assets	–	(64,820)
Purchases of property and equipment	(1,376,685)	(151,937)

Net cash used in investing activities	(722,828)	(5,566,313)

FINANCING ACTIVITIES:
Net borrowings under revolver loans	1,739,825	–
Issuance of common stock for cash, net of issuance costs	–	538,441
Payments on notes payable	(17,109,250)	(1,886,859)
Payments on notes payable, related party	(4,495,825)	–
Payments on debt issue costs	(415,757)	–
Payments of preferred stock dividends	(1,917)	(1,917)
Purchase of treasury stock	(300,027)	–
Contribution of noncontrolling interest	–	1,200,000
Payment for the purchase of the noncontrolling interest	(2,000,000)	–
Proceeds from issuance of notes payable	15,287,078	1,247,185
Proceeds from issuance of convertible debt	–	100,000

Net cash provided by (used in) financing activities	(7,295,873)	1,196,850

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,956,923)	(5,386,864)

CASH AND CASH EQUIVALENTS, beginning of period	2,727,818	8,114,682

CASH AND CASH EQUIVALENTS, end of period	$770,895	$2,727,818

The accompanying notes are an integral part of these audited consolidated financial statements.

Supplemental cash flow disclosures:
Interest paid	$1,247,659	$24,312
Income taxes paid	$466,000	$–

Noncash financing and investing activities:

Non-cash changes in Fair Value of Assets Acquired - Marquis Industries:
Goodwill	$(800,000)	–
Intangible - Customer Relationships	439,039	–
Inventory	1,080,051	–
Prepaid expenses	114,304	–
Machinery & Equipment	2,659,104	–
Buildings & Land	1,081,470	–
Total Non-cash changes in Fair Value of Assets Acquired - Marquis Industries	$4,573,968	–
Recognition of contingent beneficial conversion feature	$–	$100,000
Conversion of notes payable and accrued interest into common stock	$–	$635,756
Accrued and unpaid dividends	$959	$959
Note payable issued for purchase of noncontrolling interest	$500,000	$–

The accompanying notes are an integral part of these audited consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016 AND 2015

Note 1:        Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Live Ventures, Incorporated, a Nevada corporation, and its subsidiaries (collectively the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments for fiscal years 2016 and 2015 – Manufacturing, Marketplace Platform and Services. Under the Live Ventures brand the Company seeks opportunities to acquire profitable and well-managed companies. The Company believes that with the proper positioning and its investment capital these companies can become very profitable. Although the Company will continue to operate LiveDeal.com and our other subsidiaries that are online consumer products retailers, the Company will no longer limit its operations to the online marketplace. With its acquisition of Marquis Industries, Inc., the Company became engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings.

Effective October 7, 2015, the Company changed its corporate name from LiveDeal, Inc. to Live Ventures Incorporated.

Note 2:       Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for fiscal years 2016 and 2015 include the accounts of Live Ventures Incorporated and its wholly-owned subsidiaries. In addition, on July 6, 2015, The Company acquired 80% of Marquis Industries, Inc. and subsidiaries (“Marquis”). The results of Marquis have been included in the consolidated financial statements of the Company since that date. Effective November 30, 2015, the Company acquired the remaining 20% of Marquis. All intercompany transactions and balances have been eliminated in consolidation.

Non-Controlling Interest

On July 6, 2015, the Company, through Marquis Affiliated Holdings, LLC, a wholly owned subsidiary of the Company, acquired 80% interest in Marquis. The transaction was accounted for under the acquisition method of accounting, with the purchase price allocated based on the fair value of the individual assets acquired and liabilities assumed.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which governs the accounting for and reporting of non-controlling interests (“NCI’s”) in partially owned consolidated subsidiaries and the loss control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI’s be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as an equity transaction rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might results in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to attribute its share of losses, if applicable, even if that attribution results in a deficit NCI balance.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made in connection with the accompanying consolidated financial statements include the estimate of dilution and fees associated with Local Exchange Carrier (“LEC”) billings, the estimated reserve for doubtful current and long-term trade and other receivables, the estimated reserve for excess and obsolete inventory, estimated forfeiture rates for stock-based compensation, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, current portion of notes payable, valuation allowance against deferred tax assets and estimated useful lives for intangible assets and property and equipment.

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these instruments.

Cash and Cash Equivalents

Cash and Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade and Other Receivables

The Company grants trade credit to customers under credit terms that it believes are customary in the industry it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the balance receivable for credit approved accounts. The factor purchases the trade receivable(s) for the gross amount of the respective invoice(s), less factoring commissions, trade and cash discounts. The factor charges the Company a factoring commission for each trade account, which is between 0.75-1.00% of the gross amount of the invoice(s) factored on the date of the purchase, plus interest calculated at 3.25%-6% per annum. The minimum annual commission due the factor is $75,000 per contract year. The total amount of trade receivables factored was $4,545,269 and $4,772,004 for fiscal years 2016 and 2015, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade and other receivables, customer refunds, dilution and fees from LEC billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade and other receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade and other receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At September 30, 2016 and 2015, the allowance for doubtful accounts was $1,161,434 and $1,107,707, respectively.

Inventories

Inventories are valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and an allowance is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At September 30, 2016 and 2015, the allowance for obsolete inventory was $1,105,810 and $402,278, respectively.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to forty years. Depreciation expense was $2,895,132 and $472,220 for the years ended September 30, 2016 and 2015, respectively.

Goodwill and Intangibles

The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Under ASC 350, purchased goodwill and intangible assets with indefinite lives are not amortized; rather, they are tested for impairment on at least an annual basis. Goodwill represents the excess of purchase price over the underlying net assets of business acquired. Intangible assets with finite lives are amortized over their useful lives. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values.

The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed using a two-step approach required by ASC 350 to determine whether a goodwill impairment exists.

The first step of the quantitative test is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability using the guidance in ASC 805 (“Business Combinations, Accounting for Identifiable Intangible Assets in a Business Combination”), with the excess being applied to goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses at least annually. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments.

When performing the two-step quantitative impairment test, the Company's methodology includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method ("DCF"). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporates market multiples for comparable companies in determining the fair value of our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.

The Company recorded goodwill of $1,169,904 related to its acquisition of Modern Everyday, Inc. in fiscal year 2014 and a provisional $800,000 of goodwill related to its acquisition of Marquis in fiscal 2015. It has subsequently been determined that there will be no goodwill related to its acquisition of Marquis. The final purchase price allocation for Marquis and applicable adjustments to record purchased assets and assumed liabilities at fair value was completed in the fourth quarter of 2016. See Footnote 16. As of September 30, 2016 and 2015, the Company performed the required impairment review. During the impairment review at September 30, 2015, the Company determined that based upon the projected future discounted cash flows generated that its goodwill purchased associated with Modern Everyday, Inc. was impaired and took a charge to earnings of $1,169,904

During the year ended September 30, 2015, the Company also determined that based upon the projected future cash flows generated that certain of its intangible assets were impaired and took a charge to earnings of $2,543,568. There were no impairment losses associated with goodwill or other intangibles for the year ended September 30, 2016.

Revenue Recognition

Manufacturing Segment

The Manufacturing Segment derives revenue primarily from the sale of carpet products; including shipping and handling amounts, which are recognized when the following criteria are met: there is persuasive evidence that a sales agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title to the goods and assumes the risks and rewards of ownership, which is generally on the date of shipment. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers.

MarketPlace Platform Segment

The MarketPlace Platform Segment derives product revenue primarily from direct and fulfillment partner sales. Product revenue is recognized when the following revenue recognition criteria are met: there is persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Currently, all direct and fulfillment partner product revenue is recorded on a gross basis, as the Company is the primary obligor. Revenues are recorded net of taxes collected from customers.

In addition, the MarketPlace Platform Segment derives revenue from its sales through its strategic publishing partners of discounted goods and services offered by its merchant clients (“Deals”) when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. These criteria are met when the number of customers who purchase the daily deal exceeds the predetermined threshold, where, if applicable, the Deal has been electronically delivered to the purchaser and a listing of Deals sold has been made available to the merchant. At that time, the Company’s remaining obligations to the merchant, for which it is serving as an agent, are substantially complete. The Company’s remaining obligations, which are limited to remitting payment to the merchant, are inconsequential or perfunctory. The Company recognizes revenue in an amount equal to the net amount it retains from the sale of Deals after paying an agreed upon percentage of the purchase price to the featured merchant excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the merchant in the transaction.

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

For both Deals revenue and product revenue, at the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized.

Services Segment

The Services Segment recognizes revenue from directory subscription services as billed for and accepted by the customer. Directory services revenue is billed and recognized monthly for directory services subscribed. The Company has utilized outside billing companies to perform direct ACH withdrawals. For billings via ACH withdrawals, revenue is recognized when such billings are accepted by the customer. Customer refunds are recorded as an offset to gross Services Segment revenue.

Revenue for billings to certain customers that are billed directly by the Company and not through outside billing companies is recognized based on estimated future collections which are reasonably assured. The Company continuously reviews this estimate for reasonableness based on its collection experience.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $1,247,383 and $177,249 for the years ended September 30, 2016 and 2015.

Legal Expense

The Company expenses legal costs associated with loss contingencies as incurred.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fiar value of financial instruments held by the Company. ASC topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows: Level 1 - inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets. Level 2 – to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s derivative instruments were reported at fair value using Level 2 inputs as discussed in Note 5. Also, the Company had a purchase price contingency that is discussed in Note 13.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its Consolidated Statements of Operations.

Significant management judgment is required to determine the amount of benefit to be recognized in relation to an uncertain tax position. The Company uses a two-step process to evaluate tax positions. The first step requires an entity to determine whether it is more likely than not (greater than 50% chance) that the tax position will be sustained. The second step requires an entity to recognize in the financial statements the benefit of a tax position that meets the more-likely-than-not recognition criterion. The amounts ultimately paid upon resolution of issues raised by taxing authorities may differ materially from the amounts accrued and may materially impact the financial statements of the Company in future periods.

Stock-Based Compensation

The company from time to time grants restricted stock awards and options to employees, non-employees and company executives and directors. Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

Earnings (Loss) Per Share

Earnings (Loss) per share is calculated in accordance with ASC 260, “Earnings Per share”. Under ASC 260 basic net earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested restricted stock subject to cancellation. Diluted net Earnings (Loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants, options, restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares, options and warrants is reflected in diluted earnings (loss) per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The company determined it has three reportable segments (See Note 17).

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of September 30, 2016 and 2015, respectively.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ equity.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

In August, 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASI defers the effective date of ASI No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period.

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

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805”. Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The Company is currently evaluating ASU 2015-16 and has not determined the impact it may have on the Company’s consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods. The Company decided to early adopt ASU 2015-03 in June of 2016. The adoption of ASU 2015-03 is not expected to have a material on the Company’s consolidated results of operations, financial position or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Subtopic 740-10): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. ASU 2015-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is allowed for financial statements that have not been previously issued. Entities may elect to adopt the guidance either prospectively or retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Company has decided to early adopt ASU 2015-17. All deferred tax assets and liabilities are classified as noncurrent on the balance sheet retrospectively to all prior periods.

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize assets and liabilities for most leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. Full retrospective application is prohibited. ASU 2016-02's transition provision is applied using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating ASU 2016-02 and has not determined the impact it may have on the Company’s consolidated results of operations, financial position or cash flows nor decided on the method of adoption.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3:       Balance Sheet Detail Information

Balance Sheet information is as follows:

	September 30,	September 30,
	2016	2015
Trade and other receivables, current, net:
Accounts receivable, current	$9,151,663	$9,007,127
Less: Allowance for doubtful accounts	(816,862)	(763,135)
	$8,334,801	$8,243,992
Trade and other receivables, long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Allowance for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total trade and other receivables, net:
Gross trade and other receivables	$9,496,235	$9,351,699
Less: Allowance for doubtful accounts	(1,161,434)	(1,107,707)
	$8,334,801	$8,243,992
Components of allowance for doubtful accounts are as follows:

Allowance for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,617
Allowance for customer refunds	1,230	1,715
Allowance for other trade receivables	96,587	42,375
	$1,161,434	$1,107,707
Inventory
Raw materials	$6,664,286	$6,715,298
Work in progress	773,238	836,837
Finished goods	4,721,371	6,185,741
	12,158,895	13,737,876
Less: Obsolescence reserve	(1,105,810)	(402,278)
	$11,053,085	$13,335,598
Property and equipment, net:
Land and improvements	$–	$687,999
Building and improvements	6,780,959	4,202,000
Transportation equipment	77,419	77,419
Machinery and equipment	10,211,565	7,676,561
Furnishings and fixtures	192,701	211,701
Office, computer equipment and other	216,793	244,674
	17,479,437	13,100,354
Less: Accumulated depreciation	(3,464,936)	(618,453)
	$14,014,501	$12,481,901

Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$18,957
Website and technology related intangibles	–	25,300
Customer Relationships intangible	402,452	–
Purchased software	1,500,000	1,500,000
	1,921,409	1,544,257
Less: Accumulated amortization	(231,619)	(27,327)
	$1,689,790	$1,516,930
Accrued liabilities:
Accrued payroll and bonuses	$685,410	$731,782
Accrued software costs	584,500	1,500,000
Accrued fee due Kingston Diversified Holdings LLC	2,800,000	–
Accrued expenses - other	2,326,862	1,429,167
	$6,396,772	$3,660,949

Note 4:         Goodwill and other Intangibles

The Company’s intangible assets consist of licenses for the use of internet domain names, Universal Resource Locators, or URL’s, capitalized website development costs, other information technology licenses, software, a covenant not to compete, and marketing and technology related intangibles acquired through the acquisition of LiveDeal, Inc. As a result of the acquisition of Modern Everyday Inc., the Company recorded goodwill of $1,169,904. In addition as a result of the acquisition of Marquis Industries, Inc., the Company initially recorded provisional goodwill of $800,000. As a result of management finalizing the fair values of assets and liabilities in the fourth quarter of fiscal 2016, provisional goodwill was removed and a new intangible asset, customer relationships – Marquis was recorded in the sum of $439,039. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; website and technology – 3 to 5 years; software – 5 years, customer relationships – 15 years and covenant not to compete – 4 years. Goodwill is not amortized, but evaluated for impairment on at least an annual basis.

During the year ended September 30, 2015, the Company purchased software for $1,500,000. Effective September 15, 2016 the Company and the licenser and developer of the software reached agreement whereby the company would pay for the software by issuing to licensor 58,333 of the Company’s common shares to settle the accrued but unpaid obligation. The shares were not issued prior to September 30, 2016, and the accrued obligation of $584,500 will remain in accrued expense until the shares are issued. As a result of this agreement, the Company recorded $915,500 of other income.

During the year ended September 30, 2015, the Company determined that certain of its long-lived intangible assets and goodwill were impaired and took a charge to earnings of $2,543,568 and $1,169,904, respectively for a total of $3,713,472.

The following summarizes estimated future amortization expense related to intangible assets that have net balances as of September 30, 2016:

2017	$245,179
2018	243,555
2019	243,555
2020	243,555
2021	243,555
Thereafter	470,392
$1,689,791

Note 5:        Derivative Liability

The February 2014 convertible note discussed in Note 6 had a reset provision and a dilutive issuance clause that gave rise to a derivative liability. The reset provision provided for the conversion price to be adjusted downward in the event that the Company issued any securities at a price per share lower than the then-current conversion price; provided, however, that in no event shall the conversion price per common share be less than $1.00.

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

The range of significant assumptions which the Company used to measure the fair value of the derivative liability at September 30, 2014 was as follows:

	Inception	September 30, 2014
Stock price	$42.84	$17.88
Risk free rate	0.11%	0.13%
Volatility	142%	94%
Exercise prices	$48.72	$17.58
Term (years)	1.00	0.42

The February 2014 convertible note was repaid during the year ended September 30, 2015; therefore there was not a related derivative liability at September 30, 2015. There were no new derivative liabilities for year ended September 30, 2016.

Derivative liability balance, September 30, 2014	$83,580
Issuance of derivative liability during the year ended September 30, 2015	–
Change in derivative liability during the year ended September 30, 2015	(83,580)
Derivative liability balance, September 30, 2015	$–

Note 6:        Notes Payable

Revolver Loan and Term Loan

In connection with the purchase of Marquis Industries Inc. and subsidiaries (“Marquis”), the Company entered into an agreement with Bank of America for a Term and Revolving Loan for approximately $7.8 million for the term component and approximately $15 million for the revolving component. As part of the Bank of America Revolving Loan, Marquis may borrow up to $15 million (based on eligibility).

The Bank of America term loan bears interest at a variable rate based on a base rate plus a margin. The current base rate is the greater of (a) Bank of America prime rate, (b) the current federal funds rate plus 0.50%, or (c) 30-day LIBOR plus 1.00% plus the margin, which varies, depending on the fixed coverage ratio table below. Levels I – IV which determine the interest rate to be charged, is based on the fixed charge coverage ratio.

Fixed Coverage Ratio Table

Level	Fixed Charge Coverage Ratio	Base Rate Revolver	LIBOR Revolver	Base Rate Term	LIBOR Term Loans
I	>2.00 to 1.00	0.50%	1.50%	0.75%	1.75%
II	<2.00 to 1.00 but >1.50 to 1.00	0.75%	1.75%	1.00%	2.00%
III	<1.50 to 1.00 but >1.20 to 1.00	1.00%	2.00%	1.25%	2.25%
IV	<1.2 to 1.00	1.25%	2.25%	1.50%	2.50%

The Revolver and Term loans are cross-collateralized with substantially all real and personal property of Marquis. As of September 30, 2016 the Company was at Level IV and on September 30, 2015 the Company was at Level II. The Term Loan component is due and payable in July 2020, which is when the Revolving Loan component terminates.

The Revolver and Term loans contain covenants that require, among other things, for the Company to maintain a fixed charge coverage ratio of at least 1.05 to 1, tested as of the last day of each month for the twelve consecutive months ending on such day. On October 20, 2016, it was agreed that Level IV interest rates would be applicable until October 20, 2017, and then the Level would be adjusted up or down on a quarterly basis going forward based upon the above fixed coverage ratio table.

Real Estate Transaction

On June 14, 2016, the Company entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis Industries, Inc. (“Marquis”) and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000,000, which consisted of $644,479 from the sale of the land and a note payable of $9,355,521. The company recognized a loss of $43,520 on the sale of the land. In connection with the transaction, the Company entered into a lease with a 15 year term commencing on the closing of the transaction, which provides the Company an option to extend the lease upon the expiration of its term. The initial annual lease rate is $59,614. The proceeds from this transaction were used to pay down the Revolver and Term loans, and related party loan, as well as purchasing a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.25% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains un-paid. At the end of 5 years, there is no pre-payment penalty. In connection with the note payable, the Company incurred $415,757 in transaction costs that are being recognized as a debt issuance costs that will be amortized to interest expense over the term of the note payable.

February 2014 Convertible Note Transaction

On February 27, 2014, the Company issued a one year convertible note to an otherwise unaffiliated, non-institutional third party in the principal amount of $323,595. The note (i) was unsecured, (ii) bears interest at the rate of six percent per annum, and (iii) was issued without any original issue discount.

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

The Company determined an initial derivative liability value of $139,852, which is recorded as a derivative liability as of the date of issuance while also recording an $139,852 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options of the note. The debt discount was being amortized over the one year term. The note was repaid during the year ended September 30, 2015, therefore the remaining unamortized debt discount of $57,665 was written off to interest expense. Also, as a result of the note being repaid, the derivative liability associated with this convertible note was reduced to $0. The Company recorded $83,580 of non-cash “change in fair value of derivative” income during the year ended September 30, 2015.

ICG Convertible Note Transaction

On January 23, 2014, the Company issued a note to Isaac Capital Group (“ICG”), a related party, in the principal amount of $500,000. Because the conversion price of $13.74 per common share was less than the stock price, this gave rise to a beneficial conversion feature valued at $500,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The debt discount was being amortized over the one year term of the note. On December 3, 2014, ICG converted the note into 112,395 shares of common stock; therefore the remaining debt discount of $158,219 was written off and recognized as interest expense. In addition, upon the conversion of the note, the Company issued to ICG a warrant to acquire 112,395 additional shares of the Company’s common stock at an exercise price of $5.70 per share. The fair value of the warrants issued in connection with the conversion of the note was $1,853,473 and was immediately recognized as interest expense.

Kingston Convertible Note Transaction ($10 Million Line of Credit)

On January 7, 2014, the Company entered into a Note Purchase Agreement (the “Kingston Purchase Agreement”) with Kingston Diversified Holdings LLC (“Kingston”), pursuant to which the Investor agreed to purchase for cash up to $5,000,000 in aggregate principal amount of the Company’s Convertible Notes (“Notes”). The Kinston Purchase Agreement and the Notes, which were unsecured, provided that all amounts payable by the Company to Kinston under the Notes will be due and payable on the second (2nd) anniversary of the date of the Kinston Purchase Agreement (the “Maturity Date”). The Kingston Purchase Agreement provided for a 5% discount to the note amount, interest at 8% per annum and convertible into shares of the Company’s common stock equal to 70% of the lessor of: (i) the closing bid price of the common stock on the date of the Kingston Purchase Agreement (i.e. $18.72 per share); or (ii) the 10-day volume weighted average closing bid price for the common stock, as listed on NASDAQ for the 10 business days immediately preceding the date of conversion (the “Average Price”); provided, however, that in no event will the Average Price per share be less than $0.33.

On October 16, 2014, the Company issued a Note to Kingston in the principal amount of $100,000. Because the conversion price of $4.74 was less than the stock price on the date of issuance, this gave rise to a beneficial conversion feature valued at $100,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The debt discount is being amortized over a one year term. On November 17, 2014, Kingston converted the note into 21,168 shares of common stock; therefore the debt discount of $100,000 was written off and recognized as interest expense.

On October 29, 2014, the Company entered into an amended convertible note purchase agreement with Kingston whereby the Company and Kingston agreed to (i) increase the maximum principal amount of the notes from $5 Million to $10 Million in principal amount, (ii) eliminate the original issue discount provision of the agreement and replace it with an execution payment equal to 5% of the maximum loan amount, and (iii) provide certain additional adjustments to the note conversion price.

In addition, as a result of the October 29, 2014 amendment, the Company was required to issue to Kingston, the original issue discount payment equal to 5% of the maximum loan in shares of the Company’s common stock based upon the conversion price of the first conversion which was $4.74 per share. The Company issued 105,042 shares of common stock that had a fair value of $2,004,202 which was immediately recognized as interest expense.

Cathay Bank Notes and Credit Line

In connection with the purchase of Modern Everyday, Inc., the Company assumed a credit line and two additional notes from Cathay bank (“Cathay”). The credit line was paid in full on April 20, 2016. The two remaining notes, each $250,000 due Cathay, mature December 31, 2017, and bear interest at 6% and 5.25%, respectively.

The Cathay notes are collateralized by all the assets of Modern Everyday, Inc. and are guaranteed Tony Isaac, a related party and Director of the Company.

Equipment Loan

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction (“the Equipment Loan”) with Banc of America Leasing & Capital, LLC., which provided $5 Million, secured by equipment. The Equipment Loan is due September 24, 2021, payable in 59 monthly payments of $84,273 beginning September 23, 2016, with a final payment in the sum of $584,273, interest at 3.8905% per annum.

Notes Payable as of September 30, 2016 and 2015 consisted of the following:

	September 30, 2016	September 30, 2015

Base Rate Revolver Loan- interest rate based on prime rate adjusted for fixed coverage ratio (table below), maturity date July 6, 2020	$222,590	$7,225,745
Base Rate Term Loan- interest rate based on prime rate adjusted for fixed coverage ratio (table below) fixed coverage ratio, maturity date July 6, 2020	–	7,628,438
Note Payable to Bank, due September 24, 2021. 59 monthly payments of $84,273 with a final payment in the amount of $584,273, interest at 3.8905%, secured by Equipment	4,931,937	–
Note payable to STORE Capital Acquisitions, LLC, due June 13, 2056, monthly principal and interest payments of $73,970, interest at 9.25% per annum, secured by land and buildings	9,351,796	–
Note Payable to Bank, due December 31, 2017, with interest at 6.25%	198,569	–
Note Payable to Bank, due December 31, 2017, with interest at 5%	249,765	–
Credit line due January 1, 2024, with interest rate of 2.75%	–	669,351
Note payable to individual, payable on demand, interest at 10.0% per annum, unsecured	–	92,441
Acquisition note payable, due September 6, 2016, as amended, non-interest bearing	–	395,251
Note payable to individual, payable within 90 days of a written demand notice, interest at 11% per annum, unsecured	206,529	–
Note payable to individual, payable within 90 days of a written demand notice, interest at 10% per annum, unsecured	500,000	–
Note payable to individual, payable within 120 days of a written demand notice, interest at 8.25% per annum, unsecured	225,000	–
Total debt	15,886,186	16,011,226
Less unamortized debt issuance costs	(414,025)	–
Net amount	15,472,161	16,011,226
Less current portion	(1,789,289)	(1,443,036)
Long-term portion	$13,682,872	$14,568,190

Future maturities of debt at September 30, 2016 are as follows:

2017	$1,789,289
2018	1,341,409
2019	929,918
2020	1,190,954
2021	1,425,828
Thereafter	9,208,788

Note 7:       Note Payable, Related Party

In connection with the purchase of Marquis Industries, Inc., the Company entered into a mezzanine loan in the amount of up to $7,000,000 with Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the Chief Executive and Financial Officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021 (six months after the final payments are due under the Bank of America Term and Revolving Loans). As of September 30, 2016 and 2015, there was $2,000,000 and $6,495,825 outstanding on this mezzanine loan.

Note 8:       Stockholders’ Equity

Series E Convertible Preferred Stock

Pursuant to an existing tender offer, holders of 2,197 shares of the Company’s common stock exchanged said shares for 127,840 shares of Series E Convertible Preferred Stock, at the then $5.10 market value of the common stock. The shares carry a $0.30 per share liquidation preference and accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into common shares on a one-to-one basis together with payment of $85.50 per converted share.

During the years ended September 30, 2016 and 2015, the Company accrued dividends of $1,917 and $1,921, respectively, payable to holders of Series E preferred stock. At September 30, 2016 unpaid dividends were $959.

Common Stock

During the year ended September 30, 2016, the Company issued:

2,158 shares of common stock for services rendered valued at $20,000. The value was based on the market value of the Company’s common stock on the date of issuance.

During the year ended September 30, 2015, the Company issued:

31,856 shares of common stock for services rendered valued at $498,059. The value was based on the market value of the Company’s common stock on the date of issuance;

100,000 shares of common stock issued to officers of the Company as bonuses for services rendered in fiscal years 2012, 2013 and 2014 valued at $1,518,000. The value was based on the market value of the Company’s common stock on the date of issuance;

25,833 shares of common stock for net cash proceeds of $538,441;

135,063 shares of common stock for the conversion of convertible notes and accrued interest of $635,756;

105,042 shares of common stock as payment for the original issue discount fees associated with the Kingston Agreement. The value of the shares was $2,004,202 based on the market value of the Company’s common stock at the date of issuance.

Treasury Stock

For year ended September 30, 2016, the Company purchased 30,122 shares of its common stock on the open market (treasury shares) for $300,027. The Company accounted for the purchase of these treasury shares using the cost method.

At-the-Market Offerings of Common Stock (Chardan Capital Markets LLC)

On January 7, 2014, the company entered into an Engagement Agreement (the “January 2014 Engagement Agreement”) with Chardan Capital Markets LLC (Chardan”) pursuant to which the Company agreed to issue and sell up to a maximum aggregate amount of 330,000 of its common stock from time to time through Chardan as its sales agent, under its shelf Registration Statement on Form S-3. On May 16, 2014, the Company entered into another Engagement Agreement (the “May 2014 Engagement Agreement”) with Chardan pursuant to which the Company may issue and sell up to a maximum aggregate amount of 1,666,667 shares of its common stock from time to time through Chardan as its sales agent, under its shelf Registration Statement on Form S-3.

The Company will pay Chardan a commission equal to up to 3% of the gross proceeds from the sale of the common stock. Such commissions were $0 and $8,211 for the years ended September 30, 2016 and 2015, respectively. During the years ended September 30, 2016 and 2015, the Company sold 0 and 25,833 shares, respectively, of its common stock for net proceeds of $0 and $538,441, respectively.

2014 Omnibus Equity Incentive Plan

On January 7, 2014, our Board of Directors adopted the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which authorizes issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights and unrestricted ordinary shares to our directors, officer, employees, consultants and advisors. The Company has reserved up to 300,000 shares of common stock for issuance under the 2014 Plan. As required under Nasdaq Listing rule 5635(c), the company included a proposal at its 2014 Annual Meeting of Stockholders, which was held on July 11, 2014, to obtain approval of the 2014 Plan. The 2014 Plan was approved.

Note 9:       Warrants

The Company issued several notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at September 30, 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2015	590,146	$4.14	2.73	$3,493,092
Granted	–
Exercised	–
Outstanding at September 30, 2016	590,146	$4.14	1.73	$4,307,493
Exercisable at September 30, 2016	590,146	$4.14	1.73	$4,307,493

Most of the above warrants were issued in connection with the conversion of convertible notes from Isaac Capital Group. When the debts is converted and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes-Merton model and takes a charge to interest expense at the date of issuance.

The exercise price for the warrants outstanding and exercisable at September 30, 2016 is as follows:

Outstanding		Exercisable
Number of Warrants	Exercise Price	Number of Warrants	Exercise Price
271,981	$3.30	271,981	$3.30
89,286	3.36	89,286	3.36
61,914	4.86	61,914	4.86
166,965	5.70	166,965	5.70
590,146		590,146

Note 10:       Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock awards to directors, officers and employees. These awards are valued at the grant date by determining the fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The following table summarizes stock option activity for the years ended September 30, 2016 and 2015:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2015	175,000	$11.22	4.76	$225,750
Granted	–
Exercised	–
Forfeited	–
Outstanding at September, 30 2016	175,000	$11.22	3.75	$346,500
Exercisable at September 30, 2016	168,750	$10.68	3.55	$346,500

The Company recognized compensation expense of $256,145 and $712,538 during the years ended September 30, 2016 and 2015, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures.

At September 30, 2016 the Company had $3,653 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects will be recognized through June of 2017.

During the year ended September 30, 2015, the Company reduced the exercise price by 50% for the 100,000 stock options then outstanding. The Company recognized compensation expense of $54,677 related to the re-pricing of the exercise price for these options.

The exercise price for stock options outstanding and exercisable at September 30, 2016 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price	Number of Options	Exercise Price
31,250	$4.98	31,250	$4.98
25,000	7.50	25,000	7.50
31,250	10.02	31,250	10.02
6,250	12.48	6,250	12.48
6,250	15.00	–	15.00
75,000	15.18	75,000	15.18
175,000		168,750

The following table summarizes information about the Company’s non-vested shares as of September 2016:

		Weighted-Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at September 30, 2015	62,500	$8.64
Granted	–
Vested	(56,250)
Non-vested at September 30, 2016	6,250	$8.64

For stock options granted during 2015 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $11.52 and the weighted-average exercise price of such options was $15.18. No options were granted during 2016 and 2015, where the exercise price was less than the common stock price at the date of grant or where the exercise price was greater than the common stock price at the date of grant.

The assumptions used in calculating the fair value of stock options granted use the Black-Scholes option pricing model for options granted in 2015 are as follows:

Risk-free interest rate	1.01%
Expected life of the options	2.5 to 3.5 years
Expected volatility	140%
Expected dividend yield	0%

Note 11:       Earnings (Loss) Per Share

Net earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Consolidated Balance Sheet. Diluted net earnings (loss) per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options and convertible preferred stock. Preferred stock dividends are subtracted from net earnings (loss) to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted net earnings (loss) per share:

	Year Ending September 30,
	2016	2015
Basic

Net income (loss) attributed to Live Ventures Incorporated	$17,829,857	$(14,666,129)
Less: preferred stock dividends	(1,917)	(1,921)
Net income (loss) applicable to common stock	$17,827,940	$(14,668,050)

Weighted average common shares outstanding	2,815,072	2,627,636

Basic earnings (loss) per share	$6.33	$(5.58)

Diluted

Net income (loss) applicable to common stock	$17,827,940	$(14,668,050)
Add: preferred stock dividends	1,917	1,921
Net income (loss) applicable for diluted earnings (loss) per share	$17,829,857	$(14,666,129)

Weighted average common shares outstanding	2,815,072	2,627,636
Add: Options	21,166	–
Add: Warrants	339,620	–
Add: preferred stock	127,840	–
Assumed weighted average common shares outstanding	3,303,698	2,627,636

Diluted earnings (loss) per share	$5.40	$(5.58)

The following potentially dilutive securities were excluded from the calculation of diluted net loss per share for year ended September 30, 2015 because the effects were anti-dilutive based on the application of the treasury stock method and because the Company incurred net losses during the period:

Options to purchase shares of common stock	175,000

Warrants to purchase shares of common stock	590,146

Series E convertible preferred stock	127,840

Total potentially dilutive shares	892,986

Note 12:       Related Party Transactions

The Company entered into a Note Purchase Agreement with Isaac Capital Group (“ICG”), an entity owned by Jon Isaac, the Company’s President and Chief Executive Officer and a director of the Company, and subsequently issued a series of Subordinated Convertible Notes thereunder to ICG. In connection with these transactions, the Company received gross proceeds of $500,000 during the year ended September 30, 2014.

Because the conversion price under ICG’s notes was less than the fair market value of the stock on the date of issuance, the Company recognized a beneficial conversion feature which was treated as a debt discount and amortized on a straight line basis as interest expense until the date of conversion, at which time all remaining debt discount was recognized as interest expense. Additionally, the fair value of the warrants that were contingently issuable to ICG upon conversion was recognized as additional interest expense.

During the years ended September 30, 2016 and 2015, the Company recognized total interest expense of $583,233 and $2,018,803, respectively, associated with the ICG notes.

Also see Note 6, 7 and 13.

Note 13:       Commitments and Contingencies

Purchase Price Contingency

In connection with the acquisition of Modern Everyday, Inc. in August 2014; the company issued 8,333 shares of the Company’s common stock as part of the consideration for the acquisition. The company guaranteed the holder of the 8,333 shares that the value of those shares will be at least $48.00 per share 30 months after the acquisition date. The Company agreed to compensate the holder, if the share price was less than $48.00 at the 30 month anniversary date of the acquisition, the difference between $48.00 and the share price at the 30 month anniversary date times the number of shares still owned by the holder. The Company reached an agreement with the holder of these shares that would not require the company to compensate the holder if the value of the shares was under $48.00 per share; therefore the Company removed the contingent liability during the quarter ended March 31, 2016 and recorded other income of $316,000.

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble dames or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of September 30, 2016, results of operations, cash flows or liquidity of the Company.

Operating Leases and Service Contracts

The company leases its office space, certain equipment and a building (from a related party) under long-term operating leases expiring through fiscal year 2016. Rent expense under these leases was $518,877 and $581,750 for the years ended September 30, 2016 and 2015, respectively. The Company has also entered into several non-cancelable service contracts.

As of September 30, 2016, future minimum annual payments under operating lease agreements for fiscal years ending September 30 are as follows:

2017	$116,124
2018	72,870
2019	85,407
2020	100,092
2021	117,312
Thereafter	2,948,078
$3,439,883

Note 14:       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income tax expense for the years ended September 30, 2016 and 2015 is as follows:

	2016	2015
Current expense:
Federal	$–	$320,000
State	31,161	56,000
	31,161	376,000
Deferred expense:
Federal	(12,524,582)	–
State	–	–
	–	–
Total income tax expense	$(12,493,221)	$376,000

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30:

	2016		2015
	Amount	Percent	Amount	Percent

Federal statutory rates	$1,830,150	34%	$(4,874,337)	34%
State income taxes	161,484	3%	(123,292)	1%
Permanent differences	(852,646)	-16%	2,794,987	-19%
Net operating loss adjustment	(1,083,866)	-20%	327,477	-2%
Valuation allowance against net deferred tax assets	(12,284,278)	-228%	2,251,165	-16%
Other	(264,065)	-5%	–	0%
Effective rate	$(12,493,221)	-227%	$376,000	-3%

At September 30, deferred income tax assets and liabilities were comprised of:

	2016	2015
Deferred income tax asset, current:
Book to tax differences in accounts receivable	$406,733	$374,621
Book to tax differences in prepaid expenses	–	65,467
Book to tax difference in accrued expenses	241,536	144,961
Book to tax differences in inventory	414,575	–
Total deferred income tax asset, current	1,062,844	585,049
Less: valuation allowance	–	(585,049)
Deferred income tax asset, current, net	1,062,844	–

Deferred income tax asset, long-term:
Net operation loss carryforwards	9,915,371	10,801,243
Book to tax differences in intangible assets	633,869	632,557
Book to tax differences in organizational costs	160,586	272,239
Book to tax differences in depreciation	751,912	(6,810)
Total deferred income tax asset, long-term	11,461,738	11,669,229
Less: valuation allowance	–	(11,669,229)
Deferred income tax asset, net	11,461,738	–

Total deferred income tax asset	$12,524,582	$–

The Company has recorded as of September 30, 2016 and 2015 a valuation allowance of $0 and $12,284,278, respectively. We reduced our valuation allowance by $12,284,278 based on the profitable operations of our Marquis subsidiary that can be offset against our net operation loss carryforwards.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2016.

The Company has net operating loss carry-forwards of approximately $35.5 million. Such amounts are subject to IRS code section 382 limitations and expire in 2027. The 2011 to 2014 tax years are still subject to audit.

Note 15:       Concentration of Credit Risk

The Company maintains cash balances at banks in California, Nevada and Georgia. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2016. At times, balances may exceed federally insured limits.

Note 16:       Acquisitions

Acquisition of Marquis Industries, Inc.

On July 6 and July 7, 2015, the Company entered into a series of agreements in connection with its indirect purchase of Marquis Industries, Inc., a Georgia corporation, and its subsidiaries (“Marquis”). The Marquis acquisition has been accounted for under the acquisition method and, accordingly, is included in the consolidated financial statements from the effective date of acquisition. Initially the Company acquired 80% of Marquis indirectly through a wholly-owned subsidiary, Marquis Affiliated Holdings LLC, a Delaware limited liability company. Effective November 30, 2015, the Company acquired the remaining 20% interest in Marquis for $2,000,000.

The purchase price was paid through a combination of debt financing that was provided by (i) Bank of America through a Term and Revolving Loan in the aggregate amount of (a) approximately $7.8 million for the term component and (b) approximately $15 million for the revolving component and (ii) a mezzanine loan in the amount of up to $7.0 million provide by Isaac Capital Fund – see Notes 6 and 7.

A summary of the final purchase price allocation at fair value is presented below. The Company finalized its estimates after it was able to determine that it had obtained all necessary information that existed as of the acquisition date related to these matters.

Total
Cash	$496,944
Accounts receivable	7,262,188
Inventory	11,717,113
Prepaid and other current assets	1,518,430
Property, plant and equipment	16,392,695
Customer Relationships	439,039
Bargain Purchase Gain	(4,573,968)
Accounts payable	(4,139,830)
Accrued expenses	(433,989)
Non-controlling interest	(2,000,000)
Purchase price	$26,678,622

(1) – includes $4,800,000 of cash, $6,495,825 from a mezzanine loan from Isaac Capital fund, and $15,382,797 from Bank of America Term and Revolver Loan.

(2) – Non-controlling interest was valued at the price paid by the Company when it subsequently purchased the remaining 20% of Marquis.

The revenue from the Marquis acquisition included in the results of operations from the date of acquisition on July 7, 2015 to September 30, 2015 was $16,006,683.

The estimated fair value of the Customer Relationships related to Marquis was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value of this intangible asset using the residual method and a present value discount rate of 18%. Customer relationships relate to the Company’s ability to sell existing and future versions of products. The Company is amortizing the Customer relationships intangible asset on a straight-line basis over an estimated life of 15 years.

After determining and recording the fair value associated with the assets and liabilities acquired, the Company recorded a gain on the acquisition of $4,573,968 included in ―Gain on acquisition in the Consolidated Statement of Operations for the year ended September 31, 2016.

Due to the measurement period extending into the fourth quarter of fiscal 2016, the following would have been recorded in the Company’s consolidated statement of operations for year ending September 30, 2015. Instead, according to ASU 2015-16 they are being recorded at the end of the measurement period in the fourth quarter of fiscal 2016 when management completed its analysis of fair value as it relates to the Marquis acquisition.

Depreciation expense	$227,654

Amortization expense	6,117

Cost sales	1,080,051

Bargain Purchase – Gain on Acquisition	4,573,968

Note 17:       Segment Reporting

The Company operates in three segments which are characterized as: (1) Manufacturing, (2) Marketplace Platform and (3) Services. The Manufacturing Segment consists of Marquis Industries, Inc., the Marketplace Platform segment consists of livedeal.com and Modern Everyday, Inc., and the Services segment consists of the Local Exchange Carrier billings business and Velocity Local.

The following tables summarize segment information for the years ended September 30, 2016 and 2015:

	Twelve Months Ended September 30,
	2016	2015
Revenues
Marketplace platform	$5,438,007	$15,868,448
Manufacturing	72,509,357	16,006,683
Services	1,006,883	1,494,735
	$78,954,247	$33,369,866

Gross profit
Marketplace platform	$1,238,317	$5,724,186
Manufacturing	17,771,735	4,187,026
Services	964,818	1,343,182
	$19,974,870	$11,254,394

Operating income (loss)
Marketplace platform	$(5,172,406)	$(11,807,737)
Manufacturing	6,529,469	563,503
Services	961,186	1,107,967
	$2,318,249	$(10,136,267)

Depreciation and amortization
Marketplace platform	$284,593	$633,732
Manufacturing	2,840,718	402,250
Services	–	11,770
	$3,125,311	$1,047,752

Interest Expenses
Marketplace platform	$2,947,294	$4,214,171
Manufacturing	1,073,253	271,490
Services	–	–
	$4,020,547	$4,485,661

Provision for income taxes
Marketplace platform	$(12,907,201)	$–
Manufacturing	413,980	376,000
Services	–	–
	$(12,493,221)	$376,000

Net income (loss)
Marketplace platform	$6,604,121	$(15,435,765)
Manufacturing	9,250,473	(184,841)
Services	2,099,457	954,477
	$17,954,051	$(14,666,129)

	As of September 30, 2016	As of September 30, 2015
Total Assets
Marketplace platform	$15,053,993	$6,811,977
Manufacturing	38,333,437	33,714,344
Services	79,970	138,035
	$53,467,400	$40,664,356

Intangible assets
Marketplace platform	$1,287,338	$1,516,930
Manufacturing	402,452	800,000
Services	–	–
	$1,689,790	$2,316,930

Note 18:       Subsequent Events

Vintage Stock Acquisition

On November 3, 2016 (the “Closing Date”), Live Ventures Incorporated (“Live Ventures”), through its newly formed, wholly-owned subsidiary, Vintage Stock Affiliated Holdings LLC (“VSAH”), entered into a series of agreements in connection with its purchase of Vintage Stock, Inc., a Missouri corporation (“Vintage Stock”). The purchase and financing transactions were, in the aggregate, valued at approximately $60 million. The purchase was effectuated between VSAH and the shareholders of Vintage Stock, with VSAH acquiring 100% of the outstanding capital stock of Vintage Stock. In connection with the purchase and finance transactions, various persons and entities entered into a series of agreements (each of which is dated the Closing Date, with funding initiated on the Closing Date and concluded on November 4, 2016), certain of which are listed below:

•	Stock Purchase Agreement (the “SPA”) among VSAH, Vintage Stock, the trustees of the five trusts (the “Trusts”) that held all of the outstanding capital stock Vintage Stock, and the trustees of three of the Trusts, Rodney Spriggs, Kenneth Caviness, and Steven Wilcox acting in their respective individual capacities (the trustees and such three individuals, collectively, the “Sellers”), and Rodney Spriggs, in his capacity as the representative of the Sellers for certain purposes of the SPA (the “Sellers’ Representative”);

•	Subordinated Promissory Note by VSAH payable to certain Sellers, in an aggregate principal amount of $10,000,000 (the “Subordinated Acquisition Note”);

•	Employment Agreement between Vintage Stock and Rodney Spriggs;

•	Stock Option Agreement between Live Ventures and Rodney Spriggs with a five-year installment vesting term;

•	Employment Agreement between Vintage Stock and Steve Wilcox;

•	Loan Agreement (the “Revolving Loan Agreement”) between Vintage Stock (the “Revolving Loan Borrower”) and Texas Capital Bank, National Association, as the Lender thereunder (the “Revolving Loan Lender”);

•	Security Agreement by the Revolving Loan Borrower in favor of the Revolving Loan Lender;

•	Term Loan Agreement (the “Term Loan Agreement”) among VSAH and Vintage Stock (VSAH and Vintage Stock, together, the “Term Loan Borrowers”), the Lenders under and as defined in the Term Loan Agreement (the “Term Loan Lenders”), Capitala Private Credit Fund V, L.P., in its capacity as lead arranger, and Wilmington Trust, National Association, as administrative and collateral agent on behalf of the Term Loan Lenders (the “Term Loan Administrative Agent”); and

·	Security and Pledge Agreement among the Term Loan Borrowers and the Term Loan Administrative Agent for the Secured Parties (as defined in the Term Loan Agreement).

The purchase price for the capital stock of Vintage Stock was approximately $58 million. The purchase price and related transaction expenses of approximately $2 million were paid through a combination of (a) debt financing that was provided by (i) the Revolving Loan Lender under the Revolving Loan Agreement in the amount of approximately $12 million and (ii) the Term Loan Lenders under the Term Loan Agreement in the aggregate amount of $30 million, (b) the Subordinated Acquisition Note in the amount of $10 million, and (c) capital provided by Live Ventures in the amount of $8 million. In connection with operations of Vintage Stock after the closing of the purchase transaction, Vintage Stock may borrow up to an additional approximately $8 million under the Revolving Loan Agreement (based on availability and eligibility under the Revolving Loan Agreement).

The term loans under the Term Loan Agreement bear interest at either the LIBO rate (as described below) or base rate, plus an applicable margin in each case. In their loan notice to the Term Loan Administrative Agent, the Term Loan Borrowers selected the LIBO rate for the initial term loans made under the Term Loan Agreement on the Closing Date.

The interest rate for LIBO rate loans under the Term Loan Agreement is equal to the sum of (a) the greater of (i) a rate per annum equal to (A) the offered rate for deposits in United States Dollars for the applicable interest period and for the amount of the applicable loan that is a LIBOR loan that appears on Bloomberg ICE LIBOR Screen (or any successor thereto) that displays an average ICE Benchmark Administration Limited Interest Settlement Rate for deposits in United States Dollars (for delivery on the first day of such interest period) with a term equivalent to such interest period, determined as of approximately 11:00 a.m. (London time) two business days prior to the first day of such interest period, divided by (B) the sum of one minus the daily average during such interest period of the aggregate maximum reserve requirement (expressed as a decimal) then imposed under Regulation D of the FRB for “Eurocurrency Liabilities” (as defined therein), and (ii) 0.50% per annum, plus (b) the sum of (i) 12.50% per annum in cash pay plus (ii) 3.00% per annum payable in kind by compounding such interest to the principal amount of the obligations under the Term Loan Agreement on each interest payment date.

The interest rate for base rate loans under the Term Loan Agreement is equal to the sum of (a) the highest of (with a minimum of 1.50%) (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the LIBO rate plus 1.00%, plus (b) the sum of (i) 11.50% per annum payable in cash plus (ii) 3.00% per annum payable in kind by compounding such interest to the principal amount of the obligations under the Term Loan Agreement on each interest payment date.

The payment obligations under the Term Loan Agreement include (i) monthly payments of interest and (ii) principal installment payments in an amount equal to $725,000 due on March 31, June 30, September 30, and December 31 of each year, with the first such payment due on December 31, 2016. The outstanding principal amounts of the term loans and all accrued interest thereon under the Term Loan Agreement are due and payable in November 2021.

The Term Loan Borrowers may prepay the term loans under the Term Loan Agreement from time to time, subject to the payment (with certain exceptions described below) of a prepayment premium of: (i) an amount equal to 2.0% of the principal amount of the term loan prepaid if prepaid during the period of time from and after the Closing Date up to the first anniversary of the Closing Date; (ii) 1.0% of the principal amount of the term loan prepaid if prepaid during the period of time from and after the first anniversary of the Closing Date up to the second anniversary of the Closing Date; and (iii) zero if prepaid from and after the second anniversary of the Closing Date.

The Term Loan Borrowers may make the following prepayments of the term loans under Term Loan Agreement without being required to pay any prepayment premium:

(i)	an amount not to exceed $3 million of the term loans;

(ii)	in addition to any amount prepaid in respect of item (i), an additional amount not to exceed $1.45 million, but only if that additional amount is paid prior to the first anniversary of the Closing Date; and

(iii)	in addition to any amount prepaid in respect of item (i), an additional amount not to exceed the difference between $2.9 million and any amount prepaid in respect of item (ii), but only if that additional amount is paid from and after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date.

There are also various mandatory prepayment triggers under the Term Loan Agreement, including in respect of excess cash flow, dispositions, equity and debt issuances, extraordinary receipts, equity contributions, change in control, and failure to obtain required landlord consents.

The revolving loans under the Revolving Loan Agreement bear interest at a varying rate of interest, which is the LIBOR rate plus 2.75%. The LIBOR rate under the Revolving Loan Agreement is equal to the one-month LIBOR rate for deposits in United States Dollars that appears on Thomson Reuters British Bankers Association LIBOR Rates Page (or the successor thereto) as of 11:00 a.m., London, England time, on the applicable determination date.

The payment obligations under the Revolving Loan Agreement include monthly payments of interest and all outstanding principal and accrued interest thereon due in November 2020, which is when the revolving loan availability under the Revolving Loan Agreement terminates.

The Revolving Loan Agreement contains certain mandatory prepayment triggers that are customarily required for similar financings.

Each of the Term Loan Agreement and the Revolving Loan Agreement contains certain representations and warranties, certain affirmative covenants, certain negative covenants, certain financial covenants, and certain conditions that are customarily required for similar financings.

Vintage Stock had audited revenue and net income of approximately $61.6 million and $12.2 million, respectively, for the year ended December 31, 2015.

The Company is unable to make all the disclosures required by ASC 805-10-50-2 at this time as the initial accounting and pro forma analysis for this business combination is incomplete. Audited financial statements for calendar year 2015 and 2014 are complete for Vintage Stock. The Company is making several interim adjustments to Vintage Stock’s carrying value of inventory, depreciation expense and cost of sales prior to being able to prepare Vintage Stock unaudited fiscal year balance sheets and statements of operation for years ending September 30, 2015 and 2016, respectively. Upon completion of the unaudited Vintage Stock fiscal year balance sheets and statements of operation for years ending September 30, 2015 and 2016, respectively; unaudited pro forma condensed combined financial information will then be prepared with the applicable pro forma adjustments and disclosed in Form 8-K/A within the required timeframe.

In addition, the Company is preparing a preliminary purchase price allocation which is subject to change. The Company will complete its analysis to determine the fair value of inventory, property and equipment, Revolving Loan, Term Loan and Subordinated Note on the acquisition date. Once this analysis is complete, the Company will adjust, if necessary, the provisional amounts assigned to inventory, property and equipment, Revolving Loan, Term Loan and Subordinated Note in the accounting period in which the analysis is completed. The preliminary purchase price allocation will be disclosed in Form 8-K/A within the required timeframe.

Reverse Stock Split

On November 22, 2016, the Company’s board of directors authorized a one-for-six reverse stock split and a contemporaneous one-for-six (1:6) reduction in the number of authorized shares of common stock, par value $0.001 per share from 60,000,000 to 10,000,000 shares, to take effect for stockholders of record as of December 5, 2016. No fractional shares will be issued.

All share, option and warrant related information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the decreased number of shares resulting in this action.

Novalk Apps S.A.S. agreement

On December 7, 2016, the Company and Novalk Apps S.A.S. (“Novalk”), a licensor and developer of certain software the Company purchased in fiscal year 2015, memorialized an agreement which is effective September 15, 2016 that changes the terms and conditions relating to payment of the outstanding software license fee of $1,500,000. The software fee will be settled in exchange for to be issued and certificated 58,333 shares of the Company’s common stock subsequent to year ending September 30, 2016. As a result of this agreement, the Company is recording $915,500 of other income in September 2016 and maintaining an accrued liability to Novalk for $584,500 to be settled when the common shares are issued to Novalk after year ending September 30, 2016.

Kingston Diversified Holdings LLC agreement

On December 21, 2016, the Company and Kingston Diversified Holdings LLC (“Kingston”) entered into an agreement modifying its agreement between the parties. This agreement, effective September 15, 2016, memorializes an October 2015 interim agreement to extend the maturity date by twelve months for 55,888 shares of to be issued and certificated Series B Convertible Preferred shares with a value on September 15, 2016 of $2,800,000 as a compromise between the parties in respect of certain of their respective rights and duties under the agreement. The agreement also decreases the maximum principal amount of the Notes from $10,000,000 in principal amount to $2,000,000 in principal amount, and eliminates any and all actual, contingent, or other obligations of the Company to issue to the Purchaser any shares of the Company’s common stock, or to grant any rights, warrants, options, or other derivatives that are exercisable or convertible into shares of the Company’s common stock. Kingston acknowledges that. from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares or any shares into which they may be converted or from which they may be exchanged. As a result of this agreement, the Company is recording $2,800,000 of interest expense in September 2016 and accruing a liability to Kingston for the same amount to be settled when the common shares are issued to Kingston after year ending September 30, 2016.

Convertible Series B Preferred Shares

On December 27, 2016 the Company established a new series of preferred shares, convertible Series B preferred stock. Our Series B Convertible Preferred Stock, as of the date of this Report, has 0 shares issued and outstanding. The shares, as a series, are entitled to dividends on our Common Stock are declared by the Board of Directors, subject to a $1.00 (in the aggregate for all then-issued and outstanding shares of Series B Convertible Preferred Stock). The series does not have any redemption rights or Stock basis, except as otherwise required by the Nevada Revised Statutes. The series does not provide for any specific allocation of seats on the Board of Directors. At any time and from time to time, the shares of such series are convertible into shares of Common Stock at a ratio of one preferred share into five common shares, subject to equitable adjustment in the event of forward stock splits and reverse stock splits. The holders of shares of the Series B Convertible Stock have agreed not to sell transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of such shares or any shares into which they may be converted (e.g. Common Stock) or for which they may be exchanged. This “lockup” agreement expires on December 31, 2021. Our Warrant Agreements with ICG have been amended to provide that the shares underlying those warrants are exercisable into shares of Series B Convertible Preferred Stock, which warrant shares are also subject to the same “lockup” agreement as the currently outstanding shares of Series B Convertible Preferred Stock.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We concluded they were not effective because of certain deficiencies in our internal controls over financial reporting as disclosed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of September 30, 2016 due to the lack of timely determination of the Marquis purchase price allocation and inconsistencies found with financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10.          Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company and their ages as of September 30, 2016, are as follows:

	Age	Position
Jon Isaac	33	Chief Executive Officer, President, Chief Financial Officer and Director
Tony Isaac	62	Financial Planning and Strategist/Economist and Director
Richard D. Butler, Jr.	67	Director
Dennis (De) Gao	36	Director
Tyler Sickmeyer	30	Director

Set forth below are the respective principal occupations or brief employment histories of each of our directors and the periods during which each has served as a director of the Company, as well as for our named executive officers and certain significant employees.

Jon Isaac. Mr. Isaac has served as a director of our Company since December 2011 and became our President and Chief Executive Officer in January 2012. He is the founder of Isaac Organization, a privately held investment company. At Isaac Organization, Mr. Isaac has closed a variety of multi-faceted real estate deals and has experience in aiding public companies to implement turnarounds and in raising capital. Mr. Isaac studied Economics and Finance at the University of Ottawa.

Specific Qualifications:

•	Relevant educational background and business experience.
•	Experience in aiding public companies to implement turnarounds and in raising capital.

Tony Isaac. Mr. Isaac has served as a director of our Company since December 2011 and began serving as the Company’s Financial Planning and Strategist/Economist in July 2012. Mr. Isaac’s specialty is negotiation and problem-solving of complex real estate and business transactions. Mr. Isaac graduated from University of Ottawa in 1981, where he majored in Commerce and Business Administration and Economics.

Specific Qualifications:

•	Relevant educational background and business experience.
•	Experience in negotiation and problem-solving of complex real estate and business transactions

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

Tyler Sickmeyer. In August 2008, Mr. Sickmeyer founded and since that time has served as the CEO of Fidelitas Development, a full-service marketing firm that focuses on producing an improved return on investment rate for its clients. Mr. Sickmeyer has provided consulting services to a variety of companies, large and small alike, and specializes in creating efficiencies for developing brands. Mr. Sickmeyer studied business at Robert Morris University and Lincoln Christian University. Mr. Sickmeyer has been a director of the Company since August 2014.

Specific Qualifications:

•	Over a decade of experience in marketing, including promotion and brand development through the use of social media marketing

Executive Officer of our subsidiary, Marquis

The executive officers of our subsidiary, Marquis as of September 30, 2016, is as follows:

	Age	Position
Tim Bailey	69	Chairman and CEO

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, certain of our officers and persons who own at least 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the copies of such forms filed with the SEC and on written representations provided to us by our directors and officers, all Section 16(a) filing requirements applicable to our directors, officers and 10% or greater stockholders were complied with during the fiscal year that ended September 30, 2016, with the exception of the following:

Name	No. Late Reports (Form 4s)	No. Transactions Covered

Richard D. Butler, Jr.	1	One transaction in which he was issued 254 shares of common stock in lieu of a cash payment of director compensation for the month of September 2015

ITEM 11.       Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide material information about the Company’s compensation philosophy, objectives and other relevant policies and to explain and put into context the material elements of the disclosure that follows in this Annual Report on Form 10-K with respect to the compensation of our named executive officers (in this CD&A, referred to as the “NEOs”). For fiscal 2016, our NEOs were:

Jon Isaac, President and Chief Executive Officer

Tony Isaac, Financial Planning and Strategist/Economist

Tim Bailey, Chairman and CEO of Marquis

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

Use of Benchmarking and Compensation Peer Groups

The Compensation Committee did not utilize any benchmarking measure in fiscal 2016 and traditionally has not tied compensation directly to a specific profitability measurement, market value of the Company’s common stock or benchmark related to any established peer or industry group. Salary increases are based on the terms of the NEOs’ employment agreements, if applicable, and correlated with the Board’s and the Compensation Committee’s assessment of each NEO’s performance. The Company also generally seeks to increase or decrease compensation, as appropriate, based upon changes in an executive officer’s functional responsibilities within the Company. Historically, the Compensation Committee has not used outside consultants in determining the compensation of the NEOs, and no such consultants were engaged during fiscal 2016.

Other Compensation Policies and Considerations; Tax Issues and Risk Management

The intention of the Company has been to compensate the NEOs in a manner that maximizes the Company’s ability to deduct such compensation expenses for federal income tax purposes. However, the Compensation Committee has the discretion to provide compensation that is not “performance-based” under Section 162(m) of the Code it determines that such compensation is in the best interests of the Company and its stockholders. For fiscal 2016, the Company expects to deduct all compensation expenses paid to the NEOs.

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

SUMMARY COMPENSATION TABLE

Name and principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards (2)	Awards (1)	Compensation	Total
Jon Isaac	2016	$200,000	$0	$0	$13,465	$0	$213,465
President and CEO	2015	$200,000	$0	$759,000	$62,041	$0	$1,021,041

Tony Isaac	2016	$88,615	$0	$0	$231,741	$0	$320,356
Financial Planning and	2014	$123,692	$0	$759,000	$636,142	$0	$1,518,834
Strategist/Economist

Tim Bailey	2016	$175,000	$0	$0	$0	$0	$175,000
Chairman and CEO	2015	$41,250	$0	$0	$0	$0	$41,250
of Marquis Industries, Inc.

____________

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. These amounts reflect Live Venture’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the NEOs.

(2)	Mr. Jon Isaac’s and Mr. Tony Isaac were each awarded a stock bonus of 50,000 shares of the Company’s common stock valued at $759,000.

EMPLOYMENT AGREEMENTS

We do not have a written Employment Agreement with either Jon Isaac or Tony Isaac.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes all stock options held by the NEOs as of the end of fiscal 2016.

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Jon Isaac	25,000 (1)	$4.98	1/15/2019
	25,000 (1)	$7.50	1/15/2020
	25,000 (1)	$10.02	1/15/2021

Tony Isaac	50,000 (2) 25,000 (2)	$15.18 $15.18	6/30/2020 6/30/2021

Tim Bailey	–	$ –	–

_______________

(1)       25,000 shares ($4.98 per share exercise price) vested on January 15, 2014. 25,000 shares ($7.50 per share exercise price) will vest in 12 equal monthly installments beginning January 15, 2015. 25,000 shares ($10.02 per share exercise price) will vest in 12 equal monthly installments beginning January 15, 2016.

(2)       50,000 shares ($15.18 per share exercise price) vested on June 30, 2015 and 25,000 shares ($15.18 per share exercise price) will vest on June 30, 2016.

DIRECTOR COMPENSATION

The table on the following page summarizes compensation paid to each of our non-employee directors who served in such capacity during fiscal 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Richard D. Butler, Jr.	10,000	20,000	30,000
Dennis Gao	30,000	–	30,000
Tyler Sickmeyer	18,000	–	18,000

_______________

(1)	Amounts represent value of shares granted to directors in lieu of paying monthly cash director fees earned in fiscal 2016 in cash. The number of shares granted was determined by dividing the cash director fee payable to the applicable director for the immediately preceding month by the price of the Company’s common stock, as reported by the NASDAQ Capital Market, on the date of grant.

Director Compensation Arrangements

Mr. Butler receives $2,500 monthly, or $30,000 annually in cash compensation for his services as a director. With the consent of the Company, Mr. Butler received stock in lieu of monthly cash compensation earned for two thirds of his compensation in fiscal 2016.

Mr. Gao receives $2,500 monthly, or $30,000 annually in cash compensation for his services as a director.

Mr. Sickmeyer receives $1,500 monthly, or $18,000 annually in cash compensation for his services as a director.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes securities available for issuance under Live Venture’s equity compensation plans as of September 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	175,000	$11.22	–

Equity compensation plans approved by security holders (2)	–	–	–

Equity compensation plans not approved by security holders	–	–	–

Total	175,000	$11.22	–

_______________

(1)	Comprised of the LiveDeal, Inc. Amended and Restated 2003 Stock Plan
(2)	Comprised of the 2014 Omnibus Equity Incentive Plan

Live Ventures Incorporated Amended and Restated 2003 Stock Plan

During the fiscal year ended September 30, 2002, our stockholders approved the 2002 Employees, Officers & Directors Stock Option Plan (the “2002 Plan”), which was intended to replace our 1998 Stock Option Plan (the “1998 Plan”). The 2002 Plan was never implemented, however, and no options, shares or any other securities were issued or granted under the 2002 Plan. There were 90,000 shares of our common stock authorized for issuance under the 2002 Plan. On June 30, 2003 and July 21, 2003, respectively, the Board and a majority of our stockholders terminated both the 1998 Plan and the 2002 Plan and approved our 2003 Stock Plan. The 15,000 shares of common stock previously allocated to the 2002 Plan were re-allocated to the 2003 Stock Plan.

In April 2004, our stockholders and the Board approved an amendment to the 2003 Stock Plan to increase the aggregate number of shares available thereunder by 10,000 shares in order to have an adequate number of shares available for future grants. At our 2007 Annual Meeting, our stockholders approved an amendment that increased the aggregate number of shares available for issuance under the 2003 Stock Plan to 40,000 shares. At our 2008 Annual Meeting, our stockholders rejected an amendment that would have increased the number of shares available for issuance from 40,000 shares to 55,000 shares. At our 2009 Annual Meeting, our stockholders approved an amendment that increased the aggregate number of shares available for issuance under the 2003 Stock Plan by 30,000 shares, to 70,000 shares in the aggregate. At our 2012 Annual Meeting, our stockholders approved an amendment that increased the aggregate number of shares available for issuance under the 2003 Stock Plan by 100,000 shares, to 170,000 shares in the aggregate.

2014 Omnibus Equity Incentive Plan

On January 7, 2014, our Board of Directors adopted the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which authorizes the issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights and unrestricted ordinary shares to our officers, employees, directors, consultants and advisors. The Company has reserved up to 300,000 shares of common stock for issuance under the 2014 Plan.

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2016 of (i) each executive officer and each director of our Company; (ii) all executive officers and directors of our Company as a group; and (iii) each person known to the Company to be the beneficial owner of more than 5% of our common stock. We deem shares of our common stock that may be acquired by an individual or group within 60 days of September 30, 2016, pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 2,789,205 shares of common stock outstanding on December 15, 2016. The information as to beneficial ownership was either (i) furnished to us by or on behalf of the persons named or (ii) determined based on a review of the beneficial owners’ Schedules 13D and Section 16 filings with respect to our common stock. Unless otherwise indicated, the business address of each person listed is 325 East Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Executive Officers and Directors:
Jon Isaac (1)	1,523,572	54.6%
Tony Isaac	125,000	4.5%
Richard D. Butler, Jr.	15,478	0.6%
Dennis Gao	–	–
Tyler Sickmeyer	–	–
All Executive Officers and Directors as a group (5 persons)	1,664,050	59.7%

Other 5% Stockholders:
Isaac Capital Group, LLC (2) 3525 Del Mar Heights Rd. Suite 765 San Diego, California 92130	1,381,905	49.5%

_________________________

*Represents less than 1% of our issued and outstanding common stock.

(1)	Includes 791,759 shares of common stock owned by Isaac Capital Group, LLC (“ICG”), of which Jon Isaac is the President and sole member and according has sole voting and dispositive power with respect to such shares. Also includes warrants to purchase 590,146 additional shares of common stock at exercise prices ranging from $3.30 to $5.71 per share held by ICG. Jon Isaac owns 66,667 shares of common stock. Finally, Mr. Isaac holds options to purchase up to 75,000 shares of common stock at exercise prices ranging from $4.98 to $10.02 per share, all of which are currently exercisable.

(2)	Includes 791,759 shares of common stock owned by ICG. Also includes warrants to purchase 590,146 additional shares of common stock at exercise prices ranging from $3.30 to $5.71 per share held by ICG.

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

Mezzanine Loan from Isaac Capital Fund

In connection with the purchase of Marquis Industries Inc., the Company entered into a mezzanine loan in an amount of up to $7,000,000 provided by Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the chief executive officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021 (six months after the final payments are due under the Bank of America Term and Revolving Loan). As of September 30, 2016, there was $2,000,000 outstanding on this mezzanine loan.

ICG Note

On January 23, 2014, the Company issued a note to Isaac Capital Group (“ICG”), a related party, in the principal amount of $500,000. Because the conversion price of $13.74 was less than the stock price, this gave rise to a beneficial conversion feature valued at $500,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The debt discount is being amortized over the one year term. On December 3, 2014, ICG converted the note into 112,395 shares of common stock, therefore the remaining debt discount of $158,219 was written off and recognized as interest expense. In addition, upon the conversion of note, the Company issued to ICG a warrant to acquire 112,395 additional shares of the Company’s common stock at an exercise price of $5.70 per share. The fair value of the warrants issued in connection with the conversion of note was $1,853,473 and was immediately recognized as interest expense.

Procedures for Approval of Related Party Transactions

In accordance with its charter, the Audit Committee reviews and recommends for approval all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the approval of the transactions described above.

ITEM 14.       Principal Accounting Fees and Services

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All 2016 and 2015 non-audit services listed below were pre-approved.

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

We paid the following fees to our independent registered public accounting firm, Anton & Chia for work performed in in fiscal 2016 and 2015:

	2016	2015
Audit Fees	$157,894	$97,613
Audit-Related Fees	2,132	96,532
Tax Fees	6,000	–
All Other Fees	87,012	–
Total	$253,038	$194,145

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Description	Previously Filed as Exhibit	Date Previously Filed

3.1	Amended and Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2007	8/15/07

3.1.1	Certificate of Change	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 7, 2010	9/7/10

3.1.2	Certificate of Correction	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 11, 2013	3/11/13

3.1.3	Certificate of Change	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on February 14, 2014	2/14/14

3.1.4	Articles of Merger	Exhibit 3.1.4 to the Registrant’s Current Report on Form 8-K filed on October 8, 2015	10/8/15

3.1.5	Certificate of Change	Exhibit 3.1.4 to the Registrant’s Current Report on Form 8-K filed on November 25, 2016	11/25/16

3.1.6	Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	Filed herewith

3.2	Amended and Restated Bylaws	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011	12/15/11

10.1*	LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007	12/20/07

10.1.1*	First Amendment to Amended and Restated 2003 Stock Plan*	Appendix A to 2009 Proxy Statement	1/29/09

10.1.2*	Second Amendment to the LiveDeal, Inc. Amended and Restated 2003 Stock Plan*	Appendix A to 2012 Proxy Statement	1/27/12

10.2*	Form of 2003 Stock Plan Restricted Stock Agreement*	Exhibit 10 to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2005	5/16/05

10.3*	Form of 2003 Stock Plan Stock Option Agreement*	Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008	12/29/08

10.5	Note and Warrant Purchase Agreement, dated April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.5.1	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	Exhibit 10.12.1 to the Registrant’s Annual Report on Form 10-K filed on January 15, 2013	1/15/13

10.5.2	Senior Subordinated Convertible Note (under Note Purchase Agreement)	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.5.3	Subordinated Guaranty (under Note Purchase Agreement)	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.5.4	Form of Warrant (under Note Purchase Agreement)	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 15, 2012	5/15/12

10.7	Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	Filed herewith
10.7a	Amendment No. 1 to Note Purchase Agreement	Filed herewith
10.7b	Amendment No. 2 to Note Purchase Agreement	Filed herewith

10.8	Convertible Note (under 2014 Note Purchase Agreement)	Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

10.9	Form of Warrant (under 2014 Note Purchase Agreement)	Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on January 10, 2014	1/10/14

10.10*	2014 Omnibus Equity Incentive Plan	Appendix A to 2014 Proxy Statement	6/23/14

10.11	Share Purchase Agreement, by and among Live Goods, LLC, DealTicker Inc., from Julian Gleizer and Daniel Abramov	Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on December 29, 2014	12/29/14

10.12	Engagement Agreement, dated as of May 16, 2014, by and between the Registrant and Chardan Capital Markets LLC	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-Q filed on May 20, 2014	5/20/14

10.12.1	Reinstatement and First Amendment to the Engagement Agreement, dated, 2014 with Chardan Capital Markets LLC	Filed herewith

10.13	Purchase Agreement, dated as of July 6, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on January 13, 2016	1/13/16

10.14	Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and S F Commercial Properties, LLC , as Borrowers, and Bank of America, N.A. as Lender.	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on January 13, 2016	1/13/16

10.15	Subordinated Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings, LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and SF Commercial Properties, LLC as Borrowers and Isaac Capital Fund I, LLC as Lender	Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on January 13, 2016	1/13/16

10.16	Lease Agreement, effective July 6, 2015, by and between 716 River Street Partners LLC, as lessor and Constellation Industries, LLC as lessee	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed on January 13, 2016	1/13/16

10.17	Agreement, effective November 30, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2016	2/16/16

10.18	Promissory Note dated June 14, 2016, by Marquis Real Estate Holdings, LLC in favor of STORE Capital Acquisitions LLC	Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2016	8/15/16

10.19	Mortgage Loan Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2016	8/15/16

10.20	Master Lease Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2016	8/15/16

10.21	Purchase and Sale Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on August 15, 2016	8/15/16

10.22	Stock Purchase Agreement by and among Vintage Stock Affiliated Holdings LLC (an affiliate of the Registrant), Vintage Stock, Inc., and the Shareholders of Vintage Stock, Inc., dated November 3, 2016	Filed herewith

10.23	Subordinated Promissory Note of Vintage Stock Affiliated Holdings LLC in favor of certain of the Shareholders of Vintage Stock, Inc., dated November 3, 2016	Filed herewith

10.24	Subordination Agreement by and among Rodney Spriggs, in his capacity as the representative of certain of the Shareholders of Vintage Stock, Inc., and Wilmington Trust, National Association, dated November 3, 2016	Filed herewith

10.25	Employment Agreement between Vintage Stock Inc. and Rodney Spriggs, dated November 3, 2016	Filed herewith

10.26	Non-qualified Stock Option Agreement between the Registrant and Rodney Spriggs, dated November 3, 2016	Filed herewith

10.27	Loan Agreement between Vintage Stock, Inc. and Texas Capital Bank, National Association, dated November 3, 2016	Filed herewith

10.28	Revolving Credit Note of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	Filed herewith

10.29	Security Agreement of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	Filed herewith

10.30	Term Loan Agreement among Vintage Stock Inc., Vintage Stock Affiliated Holdings LLC, the Subsidiaries of the Borrowers Party Hereto, the Lenders Party Hereto, Wilmington Trust, National Association, as Administrative Agent, and Capitala Private Credit Fund V, L.P., as Lead Arranger, dated November 3, 2017	Filed herewith

10.31	Form of Note under the Term Loan Agreement	Filed herewith

10.32	Security and Pledge Agreement among Vintage Stock Affiliated Holdings LLC, Vintage Stock, Inc., and Wilmington Trust, National Association, as Administrative Agent, dated November 3, 2016	Filed herewith

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	Exhibit 14 to the Registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004	5/13/04

23.1	Consent of Public Accountant	Filed herewith

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 200	Filed herewith

32	Certification pursuant to 18 U.S.C. Section 1350	Filed herewith

101	The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2016 and 2015, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2016 and 2015, (iii) Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2016 and 2015, and (iv) the Notes to Consolidated Financial Statements	Exhibits 101 to the Registrant’s Annual Report on Form 10-K filed on ____________	_________

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 2016	Live Ventures Incorporated

/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities listed on December 28, 2016.

Signature / Title

/s/ Jon Isaac

Jon Isaac

Chief Executive Officer, President, Chief Financial Officer and Director

/s/ Tony Isaac

Tony Isaac

Financial Planning and Strategist/Economist and Director

/s/ Richard D. Butler, Jr.

Richard D. Butler, Jr.

Director

/s/ Dennis Gao

Dennis Gao

Director

/s/ Tyler Sickmeyer

Tyler Sickmeyer

Director

