Form 10-Q
period 2016-12-31
LIVE VENTURES Inc
filed 2017-02-09
CIK 1045742

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☑ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of January 31, 2017 was 2,055,876.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2016	2016
	(Unaudited)
Assets
Cash and cash equivalents	$1,586,753	$770,895
Trade and other receivables, net	8,351,502	8,334,801
Inventories, net	32,448,126	11,053,085
Prepaid expenses and other current assets	3,930,027	5,059,981
Total current assets	46,316,408	25,218,762

Property and equipment, net	20,094,350	14,014,501
Deposits and other assets	75,330	19,765
Deferred taxes	11,756,447	12,524,582
Intangible assets, net	3,029,371	1,689,790
Goodwill	39,066,061	–
Total assets	$120,337,967	$53,467,400

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$9,024,776	$5,402,654
Accrued liabilities	6,789,818	6,396,772
Income taxes payable	–	–
Current portion of long term debt	6,226,454	1,789,290
Total current liabilities	22,041,048	13,588,716

Notes payable, net of current portion	67,287,070	13,682,872
Note payable, related party	2,000,000	2,000,000
Total Liabilities	91,328,118	29,271,588

Commitment and contingencies	–	–

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at December 31, 2016 and 0 shares issued and outstanding at September 30, 2016	214	–
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at December 31, 2016 and September 30, 2016, liquidation preference $38,352	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,085,998 shares issued and 2,055,876 shares outstanding at December 31, 2016; 2,819,327 shares issued and 2,789,205 shares outstanding at September 30, 2016	2,086	2,819
Paid in capital	56,705,679	53,319,217
Treasury stock (30,122 shares)	(300,027)	(300,027)
Accumulated deficit	(27,408,969)	(28,837,063)
Total equity	29,009,849	24,195,812
Total liabilities and equity	$120,337,967	$53,467,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,
	2016	2015

Revenues	$32,188,664	$20,104,434
Cost of revenues	19,543,432	13,694,559
Gross profit	12,645,232	6,409,875

Operating expenses:
General and administrative expenses	7,058,674	2,365,873
Sales and marketing expenses	1,907,490	2,996,750
Total operating expenses	8,966,164	5,362,623

Operating income	3,679,068	1,047,252
Other income (expense):
Interest expense, net	(1,449,476)	(345,483)
Other income	41,890	12,553
Total other income (expense), net	(1,407,586)	(332,930)
Income before provision for income taxes	2,271,482	714,322
Provision for income taxes
Current tax expense:
Federal	30,431	353,691
State	44,343	60,289
Total Current tax expense	74,774	413,980
Deferred tax expense:
Federal	707,492	–
State	60,643	–
Total Deferred tax expense	768,135	–
Total provision (benefit) for income taxes	842,909	413,980
Net income	1,428,573	300,342
Net income attributed to noncontrolling interest	–	124,194
Net income attributed to Live Ventures, Incorporated	$1,428,573	$176,148

Earnings per share:
Basic	$0.71	$0.06
Diluted	$0.37	$0.05

Weighted average common shares outstanding:
Basic	1,999,983	2,817,516
Diluted	3,833,523	3,309,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$1,428,573	$300,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	935,047	545,832
Amortization of debt issuance cost	40,136	4,954
Stock based compensation expense	1,443	91,227
Non-cash issuance of common stock for services	–	7,500
Provision for uncollectible accounts	66	3,353
Reserve for obsolete inventory	83,613	32,097
Change in deferred taxes	768,135	–
Changes in assets and liabilities:
Accounts receivable	96,733	1,327,208
Prepaid expenses and other current assets	1,990,407	356,751
Inventories	(1,318,562)	182,270
Deposits and other assets	(55,565)	55
Accounts payable	(221,388)	632,708
Accrued liabilities	1,246,047	(697,589)
Income tax payable	–	(52,020)

Net cash provided by operating activities	4,994,685	2,734,688

INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(57,310,900)	–
Purchases of property and equipment	(4,869,153)	(94,439)

Net cash used in investing activities	(62,180,053)	(94,439)

FINANCING ACTIVITIES:
Net borrowings under revolver loans	14,056,099	540,354
Payments of debt issuance costs	(1,155,000)	–
Payment for the purchase of the noncontrolling interest	–	(1,500,000)
Proceeds from issuance of notes payable	45,889,321	–
Payments on notes payable	(789,194)	(238,836)
Payments on notes payable, related party	–	(845,566)
Net cash provided by (used in) financing activities	58,001,226	(2,044,048)

INCREASE IN CASH AND CASH EQUIVALENTS	815,858	596,201

CASH AND CASH EQUIVALENTS, beginning of period	770,895	2,727,818

CASH AND CASH EQUIVALENTS, end of period	$1,586,753	$3,324,019

Supplemental cash flow disclosures:
Interest paid	$790,580	$345,483
Income taxes paid	$–	$466,000

Noncash financing and investing activities:
Conversion of accrued expense liabilities into common stock	$3,384,500	$–
Accrued and unpaid dividends	$479	$480
Note payable issued for purchase of noncontrolling interest	$–	$500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015

Note 1:           Background and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Live Ventures, Incorporated, a Nevada corporation, and its subsidiaries (collectively the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments Manufacturing, Retail and Online – (our new name for - Marketplace Platform segment) and Services. Under the Live Ventures brand the Company seeks opportunities to acquire profitable and well-managed companies. The Company believes that with the proper positioning and its investment capital these companies can become very profitable. With its acquisition of Marquis Industries, Inc., the Company became engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. With its acquisition of Vintage Stock, Inc., the Company has expanded its engagement in the retail space with the sale of new and used movies, music, collectibles, comics, books, games, game systems and components.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three months ended December 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2017. The accompanying note disclosures related to the interim financial information included herein are also unaudited. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2016 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on December 29, 2016.

All data for common stock, options and warrants have been adjusted to reflect the 1-for-6 reverse stock split (which took effect on December 5, 2016) for all periods presented. In addition, all common stock prices, and per share data for all periods presented have been adjusted to reflect the 1-for-6 reverse stock split.

Note 2:          Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Live Ventures Incorporated and its wholly-owned subsidiaries. In addition, on July 6, 2015, The Company acquired 80% of Marquis Industries, Inc. and subsidiaries (“Marquis”). The results of Marquis have been included in the consolidated financial statements of the Company since that date. Effective November 30, 2015, the Company acquired the remaining 20% of Marquis. On November 3, 2016, the Company acquired 100% of Vintage Stock, Inc. through is newly formed, wholly-owned subsidiary, Vintage Stock Affiliated Holdings LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

Significant estimates made in connection with the accompanying consolidated financial statements include the estimate of dilution and fees associated with billings, the estimated reserve for doubtful current and long-term trade and other receivables, the estimated reserve for excess and obsolete inventory, estimated forfeiture rates for stock-based compensation, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, current portion of notes payable, valuation allowance against deferred tax assets and estimated useful lives for intangible assets and property and equipment.

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

Trade and Other Receivables

The Company grants trade credit to customers under credit terms that it believes are customary in the industry it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the balance receivable for credit approved accounts. The factor purchases the trade receivable(s) for the gross amount of the respective invoice(s), less factoring commissions, trade and cash discounts. The factor charges the Company a factoring commission for each trade account, which is between 0.75-1.00% of the gross amount of the invoice(s) factored on the date of the purchase, plus interest calculated at 3.25%-6% per annum. The minimum annual commission due the factor is $75,000 per contract year. The total amount of trade receivables factored was $8,280,697 and $7,985,899 for three months ended December 31, 2016 and 2015, respectively.

Reserve for Doubtful Accounts

The Company maintains a reserve for doubtful accounts, which includes reserves for accounts and factored trade and other receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The reserve for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade and other receivables. This reserve is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade and other receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At December 31, 2016 and September 30, 2016, the allowance for doubtful accounts was $1,161,500 and $1,161,434, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At December 31, 2016 and September 30, 2016, the reserve for obsolete inventory was $91,940 and $91,940, respectively.

Retail and Online Segment

Merchandise Inventories are valued at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned products traded in by customers are recorded as merchandise inventory for the amount of cash consideration or store credit less any premiums given to the customer. Management reviews the merchandise inventory to make required adjustments to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing merchandise inventory, management considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Management’s ability to assess these factors is dependent upon forecasting customer demand and to provide a well-balanced merchandise assortment. Merchandise Inventory valuation is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Merchandise inventory reserves as of December 31, 2016 and September 30, 2016 were $2,490,405 and $1,013,870, respectively.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to forty years. Depreciation expense was $870,516 and $487,901 for the three months ended December 31, 2016 and 2015, respectively.

We periodically review our property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected discounted cash flows.

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

Retail and Online Segment

The Retail and Online Segment derives product revenue primarily from in-store, direct online and fulfillment partner sales of new and used products.

In-Store product revenue is recognized when the following revenue recognition criteria are met: the sales price is fixed or determinable, collection is reasonably assured and the customer takes possession of the merchandise. Revenue from the sales or our products is recognized at the time of sale, net of sales discounts and net of an estimated sales return reserve, based on historical return rates.

We provide customers with the opportunity to trade in used merchandise in exchange for cash consideration or merchandise credit. Merchandise inventory is recorded at a cost equal to the cash offered to the customer. If a customer chooses merchandise credit, credit is issued for the amount of the cash offer plus a premium. Premiums associated with merchandise credit issued as a result of trade in transactions are recorded as expense in the period in which the credits are issued. Customer liabilities and other deferred revenues for our gift cards and customer credits are included in Accrued Liabilities.

Currently, all direct online and fulfillment partner product revenue is recorded on a gross basis, as the Company is the primary obligor.

In addition, the Retail and Online Segment derives revenue from its sales through its strategic publishing partners of discounted goods and services offered by its merchant clients (“Deals”) when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. These criteria are met when the number of customers who purchase the daily deal exceeds the predetermined threshold, where, if applicable, the Deal has been electronically delivered to the purchaser and a listing of Deals sold has been made available to the merchant. At that time, the Company’s remaining obligations to the merchant, for which it is serving as an agent, are substantially complete. The Company’s remaining obligations, which are limited to remitting payment to the merchant, are inconsequential or perfunctory. The Company recognizes revenue in an amount equal to the net amount it retains from the sale of Deals after paying an agreed upon percentage of the purchase price to the featured merchant excluding any applicable taxes. Revenue is recorded on a net basis because the Company is acting as an agent of the merchant in the transaction.

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

Revenues do not include sales taxes or other taxes collected from customers.

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

Customer Liabilities

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Revenue is subsequently recognized when the credits and gift cards are redeemed. In addition, breakage is recognized quarterly on unused customer liabilities older that two years to the extent that our management believes the likelihood of redemption by the customer is remote, based on historical redemption patterns. To the extent that future redemption patterns differ from those historically experienced, there will be variations in the recorded breakage. Breakage is recorded in other income and expense in our consolidated financial statements.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. A valuation allowance would be provided for those deferred tax assets for which if it is more-likely-than-not that the related benefit will not be realized. The Company classifies tax-related penalties and interest as a component of income tax expense for financial statement presentation.

Lease Accounting

We lease retail stores, warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2022 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases percentage rentals and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three reportable segments (See Note 16).

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of December 31, 2016 and September 30, 2016, respectively.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ equity.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, Revenue from Contracts with customers. The standard addresses the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The ASI clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The standard specifies how prepaid stored-value product liabilities should be derecognized, thereby eliminating the current and potential future diversity in practice. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard amends the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organization will now be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard during the fourth quarter of fiscal 2016, utilizing retrospective applications as permitted. As such, prior period amounts have been retrospectively adjusted to conform to the current presentation.

In September 2015, the FASB issued ASU 2015-06, Simplifying the Accounting for Measurement-period Adjustments. Under this standard, an acquirer in a business combination must recognize measurement-period adjustments during the period in which the acquirer determines the amounts, including the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date, as opposed to retrospectively. This guidance is effective for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company early adopted this standard during the fourth quarter of fiscal 2016.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This standard changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We do not anticipate that adoption of this standard will have a material impact to our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early application permitted. This standard will be applied retrospectively, and we do not expect the adoption of this standard to materially impact our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. In August, 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3:          Balance Sheet Detail Information

Balance Sheet information is as follows:

	December 31,	September 30,
	2016	2016

Trade and other receivables, current, net:
Accounts receivable, current	$9,168,430	$9,151,663
Less: Reserve for doubtful accounts	(816,928)	(816,862)
	$8,351,502	$8,334,801
Trade and other receivables , long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Reserve for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total trade and other receivables, net:
Gross trade and other receivables	$9,513,002	$9,496,235
Less: Reserve for doubtful accounts	(1,161,500)	(1,161,434)
	$8,351,502	$8,334,801

Components of reserve for doubtful accounts are as follows:
Reserve for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,617
Reserve for customer refunds	1,230	1,230
Reserve for other trade receivables	96,653	96,587
	$1,161,500	$1,161,434

Inventory
Raw materials	$6,314,767	$6,664,286
Work in progress	932,267	773,238
Finished goods, includes merchandise	27,783,437	4,721,371
	35,030,471	12,158,895
Less: Inventory reserves	(2,582,345)	(1,105,810)
	$32,448,126	$11,053,085

Property and equipment, net:
Land and improvements	$–	$0
Building and improvements	6,780,959	6,780,959
Transportation equipment	77,419	77,419
Machinery and equipment	14,788,368	10,211,565
Furnishings and fixtures	1,817,153	192,701
Office, computer equipment and other	965,903	216,793
	24,429,802	17,479,437
Less: Accumulated depreciation	(4,335,452)	(3,464,936)
	$20,094,350	$14,014,501

Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$18,957
Website and software related intangibles	1,401,078	–
Customer Relationships intangible	439,039	439,039
Purchased software	1,500,000	1,500,000
	3,359,074	1,957,996
Less: Accumulated amortization	(329,703)	(268,206)
	$3,029,371	$1,689,790

Accrued liabilities:
Accrued payroll and bonuses	$756,539	$685,410
Accrued software costs	–	584,500
Accrued fee due Kingston Diversified Holdings LLC	–	2,800,000
Accrued expenses - other	6,033,279	2,326,862
	$6,789,818	$6,396,772

Note 4:          Acquisition

Vintage Stock Inc.

On November 3, 2016 (the “Closing Date”), Live Ventures Incorporated (“Live Ventures”), through its newly formed, wholly-owned subsidiary, Vintage Stock Affiliated Holdings LLC (“VSAH”), entered into a series of agreements in connection with its purchase of Vintage Stock, Inc., a Missouri corporation (“Vintage Stock”). Vintage Stock is a retailer that sells buys and trades new and used movies, books, collectibles, games, comics, music and other retail products.

Total consideration was $57,653,698. The following table summarizes our preliminary allocation of the consideration and the respective fair values of the assets acquired and liabilities assumed in the Vintage Stock acquisition as of the closing date:

Cash and cash equivalents	$342,798
Trade and other receivables	113,500
Inventory	20,160,092
Prepaid expenses and other current assets	860,453
Property and equipment	2,084,246
Intangible - Software	1,401,078
Goodwill	39,066,061
Notes payable	(542,074)
Accounts payable	(3,843,510)
Accrued expenses	(1,988,946)
Purchase price	$57,653,698

The preliminary purchase price allocation is subject to change. We will complete its analysis to determine the fair value of inventory, prepaid expenses and other current assets, property and equipment, notes payable and accrued expenses on the acquisition date. Once this analysis is complete, we will adjust, if necessary, the provisional amounts assigned to inventory, prepaid expenses and other current assets, property and equipment, notes payable and accrued expenses in the accounting period in which the analysis is completed.

In connection with the purchase of Vintage, we incurred bank fees of $15,000, appraisal fees of $20,497, legal fees of $192,339 and consulting fees of $119,774 – for a total of $347,610 in one-time expenses; all of which was recorded as general and administrative expense in the three months ended December 31, 2016.

The operating results of VSAH and Vintage Stock have been included in our unaudited condensed consolidated financial statements beginning on November 3, 2016 and are reported in our Retail and Online segment.

Note 5:          Goodwill and other Intangibles

The Company’s intangible assets consist of goodwill, customer relationships intangible, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 5 years, customer relationships – 15 years. Goodwill is not amortized, but evaluated for impairment on at least an annual basis.

The following summarizes estimated future amortization expense related to intangible assets that have net balances as of December 31, 2016:

2017	$711,596
2018	710,581
2019	710,581
2020	243,555
2021	243,555
Thereafter	409,503
$3,029,371

Note 6:          Notes Payable

Bank of America Revolver Loan

On July 6, 2015, Marquis entered into a $15 million credit agreement with Bank of America (“BofA Revolver”). The Bank of America Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis assets. Availability under the Bank of America Revolver is subject to a monthly borrowing base calculation.

Payment obligations under the BofA Revolver include monthly payments of interest and all outstanding principal and accrued interest thereon due in July 2020, which is when the BofA Revolver loan agreement terminates.

Borrowing availability under the BofA Revolver is limited to a borrowing base which allows Marquis to borrow up to 85% of eligible accounts receivable, plus the lessor of 1) $7,500,000; 2) 65% of the value of eligible inventory; or 3) 85% of the appraisal value of the eligible inventory. For purposes of clarity and definition of the advance rate for inventory – it shall be 55.3% for raw materials, 0% for work-in-process and 70% for finished goods subject to eligibility, special reserves and advance limit. Letters of credit reduce the amount available to borrow under the BofA Revolver by an amount equal to the face value of the letters of credit.

Marquis’s ability to make prepayments against Marquis subordinated debt including the related party loan with ICG and pay cash dividends is generally permitted if 1) excess availability under the BofA Revolver is more than $4 million, and is projected to be within 12 months after such payment and 2) excess availability under the BofA Revolver is more than $4 million, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.25:1.0 or greater. Restrictions apply to our ability to make additional prepayments against Marquis subordinated debt and pay cash dividends if the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is less than 1.25:1.0 and excess availability under the BofA Revolver is less than $4 million at the time of payment or distribution.

The BofA Revolver places certain restrictions and covenants on Marquis, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions, incurrence of additional indebtedness for Marquis to maintain a fixed charge coverage ratio of at least 1.05 to 1, tested as of the last day of each month for the twelve consecutive months ending on such day.

The Bank of America Revolver Loan bears interest at a variable rate based on a base rate plus a margin. The current base rate is the greater of (a) Bank of America prime rate, (b) the current federal funds rate plus 0.50%, or (c) 30-day LIBOR plus 1.00% plus the margin, which varies, depending on the fixed coverage ratio table below. Levels I – IV determine the interest rate to be charged Marquis which is based on the fixed charge coverage ratio achieved.

Level	Fixed Charge Coverage Ratio	Base Rate Revolver	LIBOR Revolver	Base Rate Term	LIBOR Term Loans
I	>2.00 to 1.00	0.50%	1.50%	0.75%	1.75%
II	<2.00 to 1.00 but >1.50 to 1.00	0.75%	1.75%	1.00%	2.00%
III	<1.50 to 1.00 but >1.20 to 1.00	1.00%	2.00%	1.25%	2.25%
IV	<1.2 to 1.00	1.25%	2.25%	1.50%	2.50%

On October 20, 2016, it was agreed that Level IV interest rates would be applicable until October 20, 2017, and then the Level would be adjusted up or down on a quarterly basis going forward based upon the above fixed coverage ratio achieved by Marquis.

The BofA Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Marquis, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Marquis or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Marquis or certain of its subsidiaries. During the period of October 1, 2016 through December 31, 2016, Marquis cumulatively borrowed $26,850,312 and repaid $24,281,897 under the BofA Revolver. Our maximum borrowings outstanding during the same period were $7,770,651. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2016 through December 31, 2016 was 3.43%. As of December 31, 2016, total additional availability under the BofA Revolver was $8,350,120; with $2,791,005 outstanding, and outstanding standby letters of credit of $70,000.

Real Estate Transaction

On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000,000, which consisted of $644,479 from the sale of the land and a note payable of $9,355,521. In connection with the transaction, Marquis entered into a lease with a 15 year term commencing on the closing of the transaction, which provides Marquis an option to extend the lease upon the expiration of its term. The initial annual lease rate is $59,614. The proceeds from this transaction were used to pay down the Bank of America Revolver and Term loans, and related party loan, as well as purchasing a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.25% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains un-paid. At the end of 5 years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred $457,757 in transaction costs that are being recognized as a debt issuance cost that is being amortized and recorded as interest expense over the term of the note payable.

Kingston Diversified Holdings LLC Agreement ($2 Million Line of Credit)

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

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares or any shares into which they may be converted or from which they may be exchanged. As a result of this agreement, the Company recorded $2,800,000 as an outstanding accrued liability as of September 30, 2016. As of December 31, 2016 and September 30, 2016, the Company had no borrowings on the Kingston line of credit. On December 29, 2016 the Company issued 55,888 shares of Series B Convertible Preferred shares in settlement of the outstanding accrued liability due Kingston of $2,800,000.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction which provided for a master agreement and separate loan schedules (“the Equipment Loans”) with Banc of America Leasing & Capital, LLC which provided:

Note #1 is $5 million, secured by equipment. The Equipment Loan #1 is due September 23, 2021, payable in 59 monthly payments of $84,273 beginning September 23, 2016, with a final payment in the sum of $584,273, interest at 3.8905% per annum.

Note #2 is $2,209,807, secured by equipment. The Equipment Loan #2 is due January 30, 2022, payable in 59 monthly payments of $34,768 beginning January 30, 2017, with a final payment in the sum of $476,729, interest at 4.63% per annum.

Note is $3,679,514 which has been funded under the master agreement conditions as of December 31, 2016, but is not finalized or executed as an individual note as of December 31, 2016, secured by equipment. The Equipment Loan is interest only until finalized, at the same variable interest rate as the BofA Revolver loan. This Note is being recorded as a long-term liability. Banc of America Leasing & Capital, LLC is waiting for delivery to Marquis and final acceptance of the equipment prior to executing the Note.

Texas Capital Bank Revolver Loan

On November 3, 2016, Vintage Stock entered into a $20 million credit agreement with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation.

Payment obligations under the TCB Revolver include monthly payments of interest and all outstanding principal and accrued interest thereon due in November 2020, which is when the TCB Revolver loan agreement terminates.

Borrowing availability under the TCB Revolver is limited to a borrowing base which allows Vintage Stock to borrow up to 95% of the appraisal value of the inventory, plus 85% of eligible receivables, net of certain reserves. The borrowing base provides for borrowing up to 95% of the appraisal value for the period of November 4, 2016 through December 31, 2016, then 90% of the appraisal value during the fiscal months of January through September and 92.5% of the appraisal value during the fiscal months of October through December. Letters of credit reduce the amount available to borrow under the TCB Revolver by an amount equal to the face value of the letters of credit.

Vintage Stock’s ability to make prepayments against Vintage Stock subordinated debt including the Capitala Term Loan and pay cash dividends is generally permitted if 1) excess availability under the TCB Revolver is more than $2 million, and is projected to be within 12 months after such payment and 2) excess availability under the TCB Revolver is more than $2 million, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.2:1.0 or greater. Restrictions apply to our ability to make additional prepayments against Vintage subordinated debt including the Capitala Term Loan and pay cash dividends if the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is less than 1.2:1.0 and excess availability under the TCB Revolver is less than $2 million at the time of payment or distribution.

The TCB Revolver places certain restrictions on Vintage Stock, including a limitation on asset sales, a limitation of 25 new leases in any fiscal year, additional liens, investment, loans, guarantees, acquisitions and incurrence of additional indebtedness.

The per annum interest rate under the TCB Revolver is variable and is equal to the one-month LIBOR rate for deposits in United States Dollars that appears on Thomson Reuters British Bankers Association LIBOR Rates Page (or the successor thereto) as of 11:00 a.m., London, England time, on the applicable determination date plus a margin of 2.75%.

The TCB Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Vintage Stock, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock. During the period of November 3, 2016 through December 31, 2016, Vintage Stock cumulatively borrowed $22,327,059 and repaid $10,839,375 under the TCB Revolver. Our maximum borrowings outstanding during the same period were $13,545,684. Our weighted average interest rate on those outstanding borrowings for the period of November 3, 2016 through December 31, 2016 was 3.32288%. As of December 31, 2016, total additional availability under the TCB Revolver was $4,172,481, with $11,487,684 outstanding; and outstanding standby letters of credit of $0. In connection with the TCB Revolver, Vintage incurred $25,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the TCB Revolver.

Capitala Term Loan

On November 3, 2016, Live Ventures Incorporated (“Live Ventures”), through its newly formed, wholly-owned subsidiary, Vintage Stock Affiliated Holdings LLC (“VSAH”), entered into a series of agreements in connection with its purchase of Vintage Stock, Inc., a Missouri corporation (“Vintage Stock”). As a part of those agreements, VSAH and Vintage Stock, Inc. (the “Term Loan Borrowers”) obtained $29,871,650 of mezzanine financing from the Lenders as defined in the Term Loan Agreement (the “Term Loan Lenders”), Capitala Private Credit Fund V, L.P., in its capacity as lead arranger. Wilmington Trust, National Association, acts as administrative and collateral agent on behalf of the Term Loan Lenders (the “Term Loan Administrative Agent”). In addition, the Term Loan Borrowers paid $810,000 of debt issuance cost to the Term Loan Lenders which is being amortized to interest expense over the sixty month term of the Term Loan Agreement.

The Term loans under the Term Loan Agreement (collectively the “Capitala Term Loan”) bear interest at the LIBO rate (as described below) or base rate, plus an applicable margin in each case. In their loan notice to the Term Loan Administrative Agent, the Term Loan Borrowers selected the LIBO rate for the initial term loans made under the Term Loan Agreement on the Closing Date.

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

There are also various mandatory prepayment triggers under the Term Loan Agreement, including in respect of excess cash flow, dispositions, equity and debt issuances, extraordinary receipts, equity contributions, change in control, and failure to obtain required landlord consents. Our weighted average interest rate on our Capitala Term Loan outstanding borrowings for the period of November 3, 2016 through December 31, 2016 was 16.07507%. In connection with the Capitala Term Loan, Vintage incurred $1,088,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Capitala Term Loan.

Sellers Subordinated Acquisition Note

In connection with the purchase of Vintage Stock, Inc., on November 3, 2016, VSAH and Vintage Stock entered into a seller financed mezzanine loan in the amount of $10 million with the previous owners of Vintage Stock, Inc. The Sellers Subordinated Acquisition Note bears interest at 8% per annum, with interest payable monthly in arrears. The Sellers Subordinated Acquisition Note matures five years and six months from November 3, 2016.

We are currently in compliance with all covenants under our existing revolving and other loan agreements.

Notes Payable as of December 31, 2016 and September 30, 2016 consisted of the following:

	December 31,	September 30,
	2016	2016
Bank of America Revolver Loan - variable interest rate based upon a base rate plus a margin,interest payable monthly, maturity date July 2020, secured by substantially all Marquis assets	$2,791,005	$222,590
Texas Capital Bank Revolver Loan - variable interest rate based upon the one-month LIBOR rate plus a margin, interest payable monthly, maturity date November 2020, secured by substantially all Vintage Stock assets	11,487,684	–
Note Payable Capitala Term Loan - variable interest rate based upon a base rate plus a margin, 3% per annum interest payable in kind, with the balance of interest payable monthly in cash, principal due quarterly in the amount of $725,000, maturity date November 2021, note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	29,427,451	–
Note Payable to the Sellers of Vintage Stock, interest at 8% per annum, with interest payable monthly, maturity date May 2022, note subordinate to both Texas Capital Bank Revolver and Capitala Term Loan, secured by Vintage Stock Assets	10,000,000	–
Note #1 Payable to Banc of America Leasing & Capital LLC - interest at 3.8905% per annum, with interest and principal payable monthly in the amount of $84,273 for 59 months, beginning September 23, 2016, with a final payment due in the amount of $584,273, maturity date September 2021, secured by equipment	4,726,422	4,931,937
Note #2 Payable to Banc of America Leasing & Capital LLC - interest at 4.63% per annum, with interest and principal payable monthly in the amount of $34,768 for 59 months, beginning January 30, 2017, with a final payment due in the amount of $476,729, maturity date January 2022, secured by equipment	2,209,807	–
Note Payable to Banc of America Leasing & Capital LLC - variable interest rate, based upon a base rate plus a margin, interest payable monthly, note is funded but not executed as of December 31, 2016	3,679,514	–
Note Payable to Store Capital Acquisitions, LLC, - interest at 9.25% per annum, with interest and principal payable monthly in the amount of $73,970 for 480 months, beginning July 1, 2016, maturity date of June 2056, secured by Marquis land and buildings	9,346,102	9,351,796
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 2.25%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	193,134	198,569
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 1.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	249,765	249,765
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	206,529	206,529
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500,000	500,000
Note payable to individual, interest at 8.25% per annum, payable on a 120 day written demand notice, unsecured	225,000	225,000
Total debt	75,042,413	15,886,186
Less unamortized debt issuance costs	(1,528,889)	(414,025)
Net amount	73,513,524	15,472,161
Less current portion	(6,226,454)	(1,789,289)
Long-term portion	$67,287,070	$13,682,872

Future maturities of debt at December 31, 2016 are as follows which includes related party debt separately stated:

2017	$6,226,454
2018	4,932,015
2019	5,015,359
2020	7,893,210
2021	33,775,615
Thereafter	19,199,760

Note 7:          Note Payable, Related Party

In connection with the purchase of Marquis by the Company, Marquis entered into a mezzanine loan in the amount of up to $7,000,000 with Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the Chief Executive Officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021. As of December 31, 2016 and September 30, 2016, there was $2,000,000 outstanding on this mezzanine loan.

Note 8:          Stockholders’ Equity

Series B Convertible Preferred Stock

On December 27, 2016 the Company established a new series of preferred stock, convertible Series B preferred stock. The shares, as a series, are entitled to dividends on our Common Stock as declared by the Board of Directors, subject to a $1.00 (in the aggregate for all then-issued and outstanding shares of Series B Convertible Preferred Stock). The series does not have any redemption rights or Stock basis, except as otherwise required by the Nevada Revised Statutes. The series does not provide for any specific allocation of seats on the Board of Directors. At any time and from time to time, the shares of Series B Convertible Preferred Stock; are convertible into shares of Common Stock at a ratio of one series B preferred share into five common shares, subject to equitable adjustment in the event of forward stock splits and reverse stock splits.

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

During the three months ended December 31, 2016, the Company issued:

55,888 shares of series B convertible preferred stock were issued to Kingston Diversified Holdings LLC on December 29, 2016 to settle and pay for an outstanding accrued liability in the amount of $2,800,000.

158,356 shares of Series B convertible preferred stock were issued to Isaac Capital Group (“ICG”) on December 27, 2016 in exchange for 791,765 shares of our common stock at an exchange ratio of (five) shares of common stock for each share of Series B convertible preferred stock.

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

Series E Convertible Preferred Stock Dividends

During the three months ended December 31, 2016 and December 31, 2015, the Company accrued dividends of $479 and $479, respectively, payable to holders of Series E preferred stock. As of December 31, 2016 and September 30, 2016 unpaid dividends were $479 and $959, respectively.

Common Stock

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

During the three months ended December 31, 2016, the Company issued:

58,334 of common stock were issued to Novalk Apps S.A.S. on December 28, 2016 to settle and pay for an outstanding accrued liability in the amount of $584,500. The value was based on the market value of the Company’s common stock on the date of issuance.

During the three months ended December 31, 2015, the Company issued:

796 shares of common stock for services rendered at $7,500. The value was based on the market value of the Company’s common stock on the date of issuance.

Treasury Stock

For year ended September 30, 2016, the Company purchased 30,122 shares of its common stock on the open market (treasury shares) for $300,027. The Company accounted for the purchase of these treasury shares using the cost method. There were no purchases of common stock by the Company on the open market in the three months ended December 31, 2016 and 2015, respectively.

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

Note 9:          Series B Convertible Preferred Stock Warrants

The Company issued several notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at December 31, 2016:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2016	118,029	$20.80	1.73	$4,307,493
Granted	–
Exercised	–
Outstanding at December 31, 2016	118,029	$20.80	1.48	$11,719,727
Exercisable at December 31, 2016	118,029	$20.80	1.48	$11,719,727

Most of the above warrants were issued in connection with the conversion of convertible notes from Isaac Capital Group. When the debts were converted and warrants were issued; the Company determined the fair value of the warrants using the Black-Scholes-Merton model and took a charge to interest expense at the date of issuance.

On December 27, 2016, ICG and the Company agreed to amend and exchange the common stock warrants for warrants of series B convertible preferred shares, and the number of warrants held adjusted by an exchange ratio of 5:1 common shares for series B convertible shares. ICG, the holder of the warrants outstanding, is not permitted to sell, transfer, assign, hypothecate, pledge, margin, hedge, trade or otherwise obtain or attempt to obtain any economic value from the series B convertible preferred shares should the warrants be exercised prior to December 31, 2021. All warrant related information presented in these condensed consolidated financial statements and accompanying footnotes has been retroactively adjusted to reflect the conversion of all common stock warrants outstanding to series B convertible preferred share warrants resulting in this action.

The exercise price for the warrants outstanding and exercisable into series B convertible preferred shares at December 31, 2016 is as follows:

Series B Convertible Preferred
Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
54,396	$16.60	54,396	$16.60
17,857	16.80	17,857	16.80
12,383	24.30	12,383	24.30
33,393	28.50	33,393	28.50
118,029		118,029

Note 10:          Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock awards to directors, officers and employees. These awards are valued at the grant date by determining the fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The following table summarizes stock option activity for the three months ended December 31, 2016:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2016	175,000	$11.24	3.75	$346,500
Granted	–
Exercised	–
Forfeited	–
Outstanding at December 31, 2016	175,000	$11.24	3.50	$2,236,875
Exercisable at December 31, 2016	168,750	$10.70	3.55	$2,236,875

The Company recognized compensation expense of $1,436 and $91,227 during the three months ended December 31, 2016 and 2015, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures.

At December 31, 2016 the Company had $2,217 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects will be recognized through June of 2017.

The exercise price for stock options outstanding and exercisable at December 31, 2016 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
31,250	$5.00	31,250	$5.00
25,000	7.50	25,000	7.50
31,250	10.00	31,250	10.00
6,250	12.50	6,250	12.50
6,250	15.00	–	15.00
75,000	15.18	75,000	15.18
175,000		168,750

The following table summarizes information about the Company’s non-vested shares as of December 31, 2016:

		Weighted
		Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at September 30, 2016	6,250	$14.22
Granted	–
Vested	–
Non-vested at December 31, 2016	6,250	$14.22

No options were granted during 2016 and 2015, where the exercise price was less than the common stock price at the date of grant or where the exercise price was greater than the common stock price at the date of grant.

The assumptions used in calculating the fair value of stock options granted use the Black-Scholes option pricing model for options granted in 2015 were as follows:

Risk-free interest rate	1.01%
Expected life of the options	2.5 to 3.5 years
Expected volatility	140%
Expected dividend yield	0%

Note 11:          Earnings Per Share

Net earnings per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Consolidated Balance Sheet. Diluted net earnings per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of restricted share awards, stock options and convertible preferred stock. Preferred stock dividends are subtracted from net earnings to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended December 31,
	2016	2015
Basic

Net income (loss) attributed to Live Ventures Incorporated	$1,428,573	$176,148
Less: preferred stock dividends	(479)	(480)
Net income (loss) applicable to common stock	$1,428,094	$175,668

Weighted average common shares outstanding	1,999,983	2,817,516

Basic earnings (loss) per share	$0.71	$0.06

Diluted

Net income (loss) applicable to common stock	$1,428,094	$175,668
Add: preferred stock dividends	479	480
Net income (loss) applicable for diluted earnings (loss) per share	$1,428,573	$176,148

Weighted average common shares outstanding	1,999,983	2,817,516
Add: Options	44,355	21,557
Add: Common Stock Warrants	–	342,868
Add: Series B Preferred Stock	1,071,200	–
Add: Series B Preferred Stock Warrants	590,145	–
Add: Series E Preferred Stock	127,840	127,840
Assumed weighted average common shares outstanding	3,833,523	3,309,782

Diluted earnings (loss) per share	$0.37	$0.05

Note 12:          Related Party Transactions

During the three months ended December 31, 2016 and December 31, 2015, the Company recognized total interest expense of $62,500 and $196,973, respectively, associated with the ICG notes.

The two outstanding Cathay Bank notes are guaranteed by Tony Isaac, a director of the company.

Also see Notes 7, 8 and 9.

Note 13:          Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble dames or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of December 31, 2016, results of operations, cash flows or liquidity of the Company.

Note 14:          Income Taxes

The income tax rate for the three months ended December 31, 2016 and December 31, 2015 was 37.1% and 57.9% respectively. The effective income tax rate differs than the U.S. federal statuary rate primarily due to state taxes, goodwill impairment, and certain non-deductible expenses. As of December 31, 2016 and December 31, 2015 the Company had no uncertain tax positions. The Company is subject to taxation and files income tax returns in the U.S., and various state jurisdictions. The Company is subject to audit for U.S. purposes for the current and prior three years, and for state purposes the current and prior four years. The Company has net operating loss carry-forwards of approximately $26.7M for U.S. income tax purposes, these net operating loss carryforwards are subject to IRC Section 382 limitations and begin to expire in 2027.

Note 15:          Concentration of Credit Risk

The Company maintains cash balances at banks in California, Idaho, New Mexico, Colorado, Texas, Missouri, Nevada, Oklahoma, Illinois, Arkansas and Georgia. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of December 31, 2016. At times, balances may exceed federally insured limits.

Note 16:          Segment Reporting

The Company operates in three segments which are characterized as: (1) Manufacturing, (2) Retail and Online and (3) Services. The Manufacturing Segment consists of Marquis Industries, the Retail and Online segment consists of Vintage Stock, Modern Everyday and LiveDeal.com, and the Services segment consists of the directory services business.

The following tables summarize segment information for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016	2015
Revenues
Retail and Online	$14,776,723	$3,641,642
Manufacturing	17,187,534	16,190,030
Services	224,407	272,762
	$32,188,664	$20,104,434
Gross profit
Retail and Online	$8,067,608	$1,595,255
Manufacturing	4,363,293	4,553,674
Services	214,331	260,946
	$12,645,232	$6,409,875
Operating income (loss)
Retail and Online	$1,743,967	$(903,805)
Manufacturing	1,721,260	1,691,485
Services	213,841	259,572
	$3,679,068	$1,047,252
Depreciation and amortization
Retail and Online	$228,431	$68,276
Manufacturing	706,616	477,556
Services	–	0
	$935,047	$545,832
Interest Expenses
Retail and Online	$1,079,306	$66,907
Manufacturing	370,170	278,576
Services	–	–
	$1,449,476	$345,483
Net income (loss) before provision for income taxes
Retail and Online	$851,110	$(809,468)
Manufacturing	1,206,531	1,274,763
Services	213,841	249,027
	$2,271,482	$714,322

	As of	As of
	December 31,	September 30,
	2016	2016
Total Assets
Retail and Online	$80,106,152	$15,053,993
Manufacturing	40,162,883	38,333,437
Services	68,932	79,970
	$120,337,967	$53,467,400

Intangible assets
Retail and Online	$2,634,236	$1,287,338
Manufacturing	395,135	402,452
Services	–	–
	$3,029,371	$1,689,790

Note 17:          Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2016, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations and prospects, (v) statements about future results and future performance, (vi) statements that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the company with sufficient liquidity for the next 12 months; and (vii) statements that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.

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

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website www.live-ventures.com or any other websites referenced in this Quarterly Report are not part of this Quarterly Report.

Our Company

Live Ventures Incorporated is a holding company for diversified businesses, which, together with our subsidiaries, we refer to as the “Company”, “Live Ventures”, “we”, “us” or “our.” We acquire and operate profitable companies in various industries that have demonstrated a strong history of earnings power. We currently have three segments to our business, Manufacturing, Retail and Online, and Services.

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

Manufacturing Segment

Marquis Industries

Our Manufacturing segment is comprised of Marquis Affiliated Holdings LLC and wholly-owned subsidiaries (“Marquis”). Marquis is a leading carpet manufacturer and a manufacturer of innovative yarn products, as well as a reseller of hard surface flooring products. Over the last decade, Marquis has been an innovator and leader in the value-oriented polyester carpet sector, which is currently the market’s fastest-growing fiber category. We focus on the residential, niche commercial, and hospitality end-markets and serve over 2,000 customers.

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

Retail and Online Segment

Our Retail and Online Segment is comprised of Vintage Stock Affiliated Holdings LLC and wholly-owned subsidiaries (“Vintage”), Modern Everyday, Inc. (“MEI”) and LiveDeal Inc. (“LiveDeal”).

Vintage Stock

On November 3, 2016, Live Ventures through its wholly-owned subsidiary Vintage Stock Holdings LLC acquired 100% of Vintage Stock, V-Stock, Movie Trading Company and EntertainMart (collectively “Vintage Stock”). Vintage Stock is a leading specialty entertainment retailer. Since its founding in 1980, Vintage Stock has established a strong reputation for being America’s largest entertainment superstore. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 33 Vintage Stock, 3 V-Stock, 13 Movie Trading company and 8 EntertainMart retail locations strategically positioned across Texas, Idaho, Oklahoma, Kansas, Missouri, Colorado, Illinois, Arkansas and New Mexico.

Modern Everyday

Modern Everyday, Inc. (“MEI”) is a specialty retailer offering consumers a selection of products that range from home, kitchen and dining products, apparel and sporting goods to children's toys and beauty products. Some of MEI’s products are available for sale on amazon.com.

LiveDeal

LiveDeal Inc. - LiveDeal.com is a real time “deal engine” connecting restaurants with consumers. LiveDeal.com provides marketing solutions to restaurants to boost customer awareness and merchant visibility on the internet.

Services Segment

Telco

Telco Billing Inc. (“Telco”) provides legacy services primarily under our InstantProfile ® line of directory listing services. We no longer accept new customers under our legacy service offerings.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant and material impact on amounts reported in these financial statements. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. For a summary of significant accounting policies and the means by which we develop estimates thereon, see (“Part 1, Item 1 of this 10-Q report – Financial Statements - Notes to unaudited condensed consolidated financial statements Note 2 – summary of significant accounting policies), which are an integral component of this filing.

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	Three Months Ended		Three Months Ended
	December 31, 2016		December 31, 2015
Statement of Operations Data:
Revenue	$32,188,664	100.0%	$20,104,434	100.0%
Cost of Revenue	19,543,432	60.7%	13,694,559	68.1%
Gross Profit	12,645,232	39.3%	6,409,875	31.9%
General and Administrative Expense	7,058,674	21.9%	2,365,873	11.8%
Selling & Marketing Expense	1,907,490	5.9%	2,996,750	14.9%
Operating Income	3,679,068	11.4%	1,047,252	5.2%
Interest (Expense), Net	(1,449,476)	-4.5%	(345,483)	-1.7%
Other Income (Expense)	41,890	0.1%	12,553	0.1%
Net Income (Loss) before Income taxes	2,271,482	7.1%	714,322	3.6%
Provision for Income Taxes	842,909	2.6%	413,980	2.1%
Net Income (Loss) before Noncontrolling Interest	1,428,573	4.4%	300,342	1.5%
Net Income attributed to Noncontrolling Interest	–	0.0%	124,194	0.6%
Net Income attributed to Live Ventures	$1,428,573	4.4%	$176,148	0.9%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Three Months Ending		Three Months Ending
	December 31, 2016		December 31, 2015
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Used Movies, Music, Games and Other	$7,800,095	24.2%	$–
New Movies, Music, Games and Other	6,705,249	20.8%	–
Rentals, Concessions and Other	177,033	0.5%	–
Kitchen and Home Products	94,346	0.3%	3,641,642	18.1%
Carpets	12,836,550	39.9%	13,120,352	65.3%
Hard Surface Products	3,190,603	9.9%	2,111,755	10.5%
Synthetic Turf Products	1,160,381	3.6%	957,923	4.8%
Directory Services	224,407	0.7%	272,762	1.4%
Total Revenue	$32,188,664	100.0%	$20,104,434	100.0%

	Three Months Ending		Three Months Ending
	December 31, 2016		December 31, 2015
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$6,117,123	78.4%	$–
New Movies, Music, Games and Other	1,807,770	27.0%	–
Rentals, Concessions and Other	101,035	57.1%	–
New Kitchen and Home Products	41,680	44.2%	1,595,255	43.8%
Carpets	3,257,862	25.4%	3,792,827	28.9%
Hard Surface Products	877,369	27.5%	538,608	25.5%
Synthetic Turf Products	228,062	19.7%	222,239	23.2%
Directory Services	214,331	95.5%	260,946	95.7%
Total Gross Profit	$12,645,232	39.3%	$6,409,875	31.9%

Revenue

Revenue increased $12,084,230, or 60.1% for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015.

The increase in revenue was primarily attributable to the following:

Revenue from our new acquisition Vintage Stock for the short period of November 3, 2016 through December 31, 2016–Used Movies, Music, Games and Other $7,800,095 or 24.2% of total revenue, New Movies, Music, Games and Other $6,705,249 or 20.8% of total revenue, Rentals, Concessions and Other $177,033 or 0.5% of total revenue

Revenue increased in the following categories as compared to the prior year period:

Hard Surface Products $1,078,848 or 51.1%, Synthetic Turf Products $202,458 or 21.1%

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Kitchen and Home Products $3,547,296 or 97.4%

Carpets $283,802 or 2.2%

Directory Services $48,355 or 17.7%

Cost of Revenue

Cost of revenue increased $5,848,873, or 42.7% for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015, primarily as a result of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $6,235,357 or 97.3%, for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015.

The increase in gross profit was primarily attributable to the following:

Gross Profits from our new acquisition Vintage Stock for the short period of November 3, 2016 through December 31, 2016-Used Movies, Music, Games and Other $6,117,123 or 78.4% margin, New Movies, Music, Games and Other $1,807,770 or 27.0% margin, Rentals, Concessions and Other $101,035 or 57.1% margin

Gross profit increased in the following categories as compared to the prior year period:

Hard Surface Products $338,761 or 62.9%, Synthetic Turf Products $5,823 or 2.6%. Hard surface products gross profit margin increased to 27.5% from 25.5% or 200bps due to improved cost of goods sold. Synthetic Turf Products gross profit margin decreased to 19.7% from 23.2% or 350bps due to increased training expenses.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

Kitchen and Home Products $1,595,255 or 97.4%. Kitchen and Home Products gross profit margin increased to 44.2% from 43.8% or 40bps due to the mix of products sold.

Carpets $534,965 or 14.1%. Carpets gross profit margin decreased to 25.4% from 28.9% or 350bps due to increased expense related to removing old and installing new equipment.

Directory Services $46,615 or 17.9%. Directory Services gross profit margin decreased to 95.5% from 95.7% or 20bps due to increased billing processing fees.

General and Administrative Expense

General and Administrative expense increased $4,691,801 or 198.4%, for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The increase in general and administrative expense was primarily attributable to general and administrative expense from our new acquisition Vintage Stock for the short period of November 3, 2016 through December 31, 2016 of $5,369,116, of which $347,610 were one-time expenses related to Vintage acquisition expenses – see Note 4; partially offset by a decrease of general and administrative expense associated with Kitchen and Home products of $522,760, a decrease of $152,466 associated with Marquis and a decrease of $1,089 associated with our Directory services business Telco.

Selling and Marketing Expense

Selling and marketing expense decreased $1,089,260 or 36.3%, for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The decrease in selling and marketing expense was primarily attributable to the decrease in selling and marketing expense associated with Kitchen and Home products of $1,231,278 due to declining revenue and a decrease in Marquis selling and marketing expense of $67,545; partially offset by an increase from our new acquisition Vintage Stock of $209,563.

Operating Income

As a result of the factors described above, operating income of $3,679,068 for the three months ended December 31, 2016, represented an increase of $2,631,816 over the comparable prior year period of $1,047,252, or 251.3%.

Interest Expense, net

Interest expense net increased $1,103,993 or 319.6%, for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015 primarily due to the new financing related to the acquisition of Vintage Stock as more fully discussed in Notes 4 and 6 of these unaudited condensed consolidated financial statements.

Other Income and Expense

Other income and expense increased $29,337 or 233.7%, for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The increase in other income and expense was primarily the result of increased sales tax return credits provided by taxing authorities to prepare returns as a result of Vintage Stock’s increased sales tax collection and reporting requirements.

Provision for Income Taxes

Provision for income taxes increased $428,929 or 100.6%, for the three months ended December 31, 2016 as compared to the three months ended December 31, 2015. The increase in provision for income taxes is primarily attributable to the increase in pre-provision for income taxes income and the application of an estimated effective tax rate of 37.1%. The income tax provision is primarily deferred due to the Company’s approximately $26.7 million of net operating loss carryforwards for federal income tax purposes.

Net Income

The factors described above led to net income of $1,428,573 for the three months ended December 31, 2016, or a 711.0% increase from net income of $176,148 for the three months ended December 31, 2015.

Segment Performance

We report our business in the following segments: Retail and Online, Manufacturing and Services. We identified these segments based on a combination of business type, customers serviced and how we divide management responsibility. Our revenues and profits are driven through our physical stores, e-commerce, individual sales reps and our internet services.

Operating income (loss) by operating segment, is defined as income (loss) before net interest expense, other income and expense, provision for income taxes and income (loss) attributable to non-controlling interest.

	Three Months Ended December 31, 2016				Three Months Ended December 31, 2015
	Segments in $				Segments - $
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	$14,776,723	$17,187,534	$224,407	$32,188,664	$3,641,642	$16,190,030	$272,762	$20,104,434
Cost of Revenue	6,709,115	12,824,241	10,076	19,543,432	2,046,387	11,636,356	11,816	13,694,559
Gross Profit	8,067,608	4,363,293	214,331	12,645,232	1,595,255	4,553,674	260,946	6,409,875
General and Administrative Expense	6,063,363	994,821	490	7,058,674	1,217,007	1,147,287	1,579	2,365,873
Selling and Marketing Expense	260,278	1,647,212	–	1,907,490	1,281,993	1,714,757	–	2,996,750
Operating Income (Loss)	$1,743,967	$1,721,260	$213,841	$3,679,068	$(903,745)	$1,691,630	$259,367	$1,047,252

	Three Months Ended December 31, 2016				Three Months Ended December 31, 2015
	Segments in %				Segments - %
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	45.4%	74.6%	4.5%	60.7%	56.2%	71.9%	4.3%	68.1%
Gross Profit	54.6%	25.4%	95.5%	39.3%	43.8%	28.1%	95.7%	31.9%
General and Administrative Expense	41.0%	5.8%	0.2%	21.9%	33.4%	7.1%	0.6%	11.8%
Selling and Marketing Expense	1.8%	9.6%	0.0%	5.9%	35.2%	10.6%	0.0%	14.9%
Operating Income (Loss)	11.8%	10.0%	95.3%	11.4%	-24.8%	10.4%	95.1%	5.2%

Retail and Online Segment

Segment results for Retail and Online include Vintage, Modern Everyday and LiveDeal. Revenue for the three months ended December 31, 2016 increased $11,135,801, or 305.8%, as compared to the prior year period, as a result of the acquisition of the Vintage business on November 3, 2016 which provided $7,800,095 of Used movies, music, games and other revenue; $6,705,249 of New movies, music, games and other revenue; $177,033 of Movie Rental, concession and other revenue; partially offset by a decrease in New kitchen and home products revenue of $3,547,296, or 97.4% from the prior year period. Cost of revenue for the three months ended December 31, 2016 increased $4,662,728, or 227.9%, as a result of the new Vintage business which had cost of revenue for Used movies, music, games and other of $1,682,972; New movies, music, games and other of $4,897,479; Movie Rental, concession and other of $75,998; partially offset by a decrease in cost of revenue for New Kitchen and home products of $1,993,721, or 97.4% from the prior year period. Operating income for the three months ended December 31, 2016 increased $2,647,712, as a result of increased gross profit of $6,472,353, partially offset by an increase in general and administrative expense of $4,846,356, which included one-time acquisition related expense related to Vintage Stock of $347,610, and a decrease in selling and marketing expense of $1,021,715.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the three months ended December 31, 2016 increased $997,504, or 6.2%, as compared to the prior year period, as a result of increased sales of hard surface products of $1,078,848, synthetic turf products of $202,458, partially offset by a decrease in carpet sales of $283,803. Cost of revenue for the three months ended December 31, 2016 increased $1,187,885, or 10.2%, as compared to the prior year period, as a result of increased training expenses related to our new turf line, and increased expenses related to installing new and removing old twist and heat set equipment; partially offset by improved margin for hard surface products by 2%. Operating income for the three months ended December 31, 2016 increased $29,630, or 1.8%, as compared to the prior year period, as a result of a decrease in general and administrative expense of $152,466 and a decrease in selling and marketing expense of $67,545. The decrease in general and administrative expense was primarily the result of reduced legal expense of approximately $112,000, reduced property taxes of approximately $30,000 and other general and administrative net decreases of approximately $10,466. The decrease in selling and marketing expense was primarily the result of decreased advertising and marketing expense of approximately $230,000 which was partially offset by increased salaries and wages of approximately $100,000 and increased travel expense of approximately $15,000, increased rebate cost of approximately $15,000, and increases in other selling and marketing expenses of approximately $32,455. We expect margins for our carpet and synthetic turf products to again increase and improve over current quarter performance due to improved efficiencies as a result of new equipment installed and additional training provided to our associates on the operation of this new equipment.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues for the three months ended December 31, 2016 decreased $48,355, or 17.7%, as compared to the prior year period, as a result of decreasing renewals. Operating earnings for the three months ended December 31, 2016 decreased $45,526, or 17.6%, compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our Bank of America Revolver Loan - $15 million and our Texas Capital Bank Revolver Loan - $20 million, both asset-based revolving credit facilities together will provide sufficient liquidity to fund our operations, our continued investments in store openings and remodeling activities, share repurchases and the payment of dividends on our series E preferred shares as declared by the Board of Directors, for at least the next 12 months.

As of December 31, 2016, we had total cash on hand of $1,586,753 and an additional $8,350,120 of available borrowing under the Bank of America Revolver Loan and an additional $4,172,481 of available borrowing under the Texas Capital Revolver Loan. As we continue to pursue acquisitions, and other strategic transactions to expand and grow our business, while also enhancing shareholder value through share repurchases, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the three months ended December 31, 2016, cash provided by operations was $4,994,685, compared to $2,734,688 during the three months ended December 31, 2015. The increase in cash provided by operations of $2,259,997 as compared to the prior period; was primarily due to an increase in net income of $1,128,231, an increase in non-cash expenses of $375,342, an increase in the change to deferred income taxes of $768,135 and a decrease in cash provided by operations for working capital purposes of $11,711. The increase in net income was primarily attributable to our Vintage Stock acquisition effective November 3, 2016. The increase in non-cash expenses was primarily due to an increase in depreciation expense of $389,215 from new equipment put into service at Marquis and new depreciation as a result of the Vintage acquisition.

Some of the significant changes in cash provided by or used by operations for working capital purposes, as compared to the prior year period include:

•	Cash provided by the decrease in prepaid expenses and other current assets of $1,633,656 was the primarily the result of financing deposits initially placed with equipment manufacturers from Banc of America Leasing & Capital LLC upon receiving and putting into service certain new equipment at Marquis.

•	Cash used to increase inventory of $1,500,832 was primarily the result of stocking and opening eight new stores for Vintage.

•	Cash provided by the increase in accrued liabilities of $1,943,636 was primarily the result of an increase in accrued interest payable of $469,719, an increase in sales tax payable of $411,547, an increase in unfunded checks in process to vendors of $1,347,265 and an increase in other accrued expenses of $198,045; partially offset by a decrease in accrued property taxes of $217,580, and a decrease in accrued salaries and wages payable of $265,360.

Cash used in investing activities was $62,180,053 and $94,439 for the three months ended December 31, 2016 and the three months ended December 31, 2016, respectively. The $62,085,614 increase in cash used in investing activities, as compared to the prior period, is primarily attributable to the acquisition of Vintage Stock for $57,310,900 net of cash acquired and the purchase and placement into service of new equipment of $4,774,714, primarily for Marquis.

Cash provided by financing activities was $58,001,226 and used by financing activities of $2,044,048 for the three months ended December 31, 2016 and the three months ended December 31, 2015, respectively. The $60,045,274 increase in cash provided, as compared to the prior period, was attributable to increased borrowings on our two revolver loans of $13,515,745, $11,492,658 of which was used to help acquire Vintage Stock; proceeds from the Capitala Term Loan of $30,000,000, proceeds from Sellers Subordinated Acquisition Note of $10,000,000, both of which were used to help acquire Vintage Stock; proceeds from Banc of America Leasing & Capital LLC in the amount of $5,889,321 for equipment financing at Marquis; partially offset by an increase in debt issuance costs of $1,155,000, an increase in payments of notes payable of $550,358, reduction in payment of non-controlling interests of $1,500,000 and reduction in payment of related party notes payable of $845,566.

Sources of Liquidity

We utilize cash on hand and cash generated from operations and have funds available to us under our two revolving loan facilities (Bank of America Revolver and Texas Capital Bank Revolver) to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks.

Bank of America Revolver

Marquis may borrow funds for operations under the Bank of America Revolver subject to availability as described in Note 6. On December 31, 2016 and September 30, 2016 – we had $8,350,120 and $11,071,138 of additional borrowing availability on the Bank of America Revolver, respectively. Maximum borrowing under the Bank of America Revolver is $15 million. A total of approximately $70,000 of letters of credit was outstanding at December 31, 2016. The weighted average interest rate for the period of October 1, 2016 through December 31, 2016 was 3.43%. We borrowed $26,850,312 and repaid $24,281,897 on the Bank of America Revolver during the three months ended December 31, 2016; leaving an outstanding balance on the Bank of America Revolver of $2,791,005 and $222,590 at December 31, 2016 and September 30, 2016, respectively.

Texas Capital Bank Revolver

Vintage Stock may borrow funds for operations under the Texas Capital Bank Revolver subject to availability as described in Note 6. On December 31, 2016 and November 3, 2016 – we had $4,172,481 and $2,562,782 of additional borrowing availability on the Texas Capital Bank Revolver, respectively. Maximum borrowing under the Texas Capital Bank Revolver is $20 million. No letters of credit were outstanding at any time during the period of November 3, 2016 through December 31, 2016. The weighted average interest rate for the period of November 3, 2016 through December 31, 2016 was 3.32288%. We borrowed $22,327,059 and repaid $10,839,375 on the Texas Capital Bank Revolver during the period of November 3, 2016 through December 31, 2016; leaving an outstanding balance on the Texas Capital Bank Revolver of $11,487,684 at December 31, 2016.

We are currently in compliance with all covenants under our existing revolving and other loan agreements.

Future Sources of Cash; New Acquisitions, Products and Services

We may require additional debt financing and or capital to finance new acquisitions, refinance existing indebtedness or other strategic investments in our business. Other sources of financing may include stock issuances and additional loans; or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders.

Off-Balance Sheet Arrangements

At December 31, 2016, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2016, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk, foreign customer purchases or commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

In our most recent annual audit, no material deficiencies were identified by our external auditors with regards to our financial reporting. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Management has concluded that adequate definition and documentation of existing accounting processes, internal controls and the testing thereof are not in place to be deemed adequate and reliable. The Company and its management are working to remediate these deficiencies in our financial reporting.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over our existing financial reporting ( with the exception of the Vintage Stock, Inc. acquisition as described below and elsewhere in this 10-Q report) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In November, 2016, we acquired Vintage Stock, Inc. We are currently in the process of integrating Vintage Stock, Inc. into our assessment of our internal control over financial reporting. Vintage Stock, Inc. represents a significant portion of our operations on a consolidated basis and we expect this integration effort to have a significant effect on our internal control over financial reporting. Vintage Stock, Inc. represented 48.1% of our consolidated assets as of December 31, 2016 and 45.6% of our consolidated net revenues and 47.1% of consolidated pre-tax net income for the fiscal quarter ended December 31, 2016.

PART II – OTHER INFORMATION

ITEM 1.           Legal Proceedings

The Company is party to certain legal proceedings from time to time incidental to the conduct of tits business. These proceedings could result in fines, penalties, compensatory or treble dames or non-monetary relief. The nature of legal proceedings is such that we cannot assume the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of December 31, 2016, our annual results of operations, cash flows, or our liquidity.

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

On October 1, 2013, the Arizona court of appeals affirmed in part and reversed in part of the principal damages and remanded the matter for judgment. Subsequently, the Maricopa county superior court entered Judgement on Mandate against the Company in the principal sum of $46,636.31 and attorneys’ fees of $5,624.40, with post-judgment interest from October 3, 2012. There is no further basis for appeal by the Company. Therefore the matter is concluded. We are not aware of any post-judgment collection activity, which has been undertaken. As of December 31, 2016, the payment of this judgment has not been paid and the Company recorded an accrual of $52,261 related to this matter.

Item 1A.          Risk Factors

You should carefully consider the factors discussed in “Item 1.A. Risk Factors” in our fiscal 2016 Annual Report on Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations, cash flows and liquidity. On November 3, 2016, we purchased Vintage Stock Inc., a retailer that buys sells and trades new and pre-owned movies, music, games, collectibles, electronics, toys and other retail products for technology enthusiasts and general consumers. Accordingly, in addition to the risk factors disclosed in our fiscal 2016 Annual Report on form 10-K, we disclose the following:

If economic conditions do not improve, demand for the products we sell may decline.

Sales of our products involve discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing movies, games, music and other discretionary products when there are favorable economic conditions. In recent years, poor economic conditions have led consumers to delay or reduce discretionary spending, including purchases of the products we sell. If conditions do not improve, or deteriorate, these delays or reductions may continue, which could negatively impact our business, results of operations, financial condition, cash flow and liquidity.

The video game industry is cyclical and affected by the introduction of next-generation consoles, which could negatively impact the demand for existing products or our pre-owned business.

The video game industry has been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. A new console cycle began when Nintendo launched the Wii U in November 2012 and Sony and Microsoft each launched their next generation of consoles, the PlayStation 4 and Xbox One, respectively, in November 2013. If the new video game platforms do not continue to be successful, our sales of video game products could decline. The introduction of these next-generation consoles could negatively impact the demand for existing products or our pre-owned business, which could have a negative impact on our business, results of operations, financial condition, cash flow and liquidity.

Technological advances in the delivery and types of video, video games and PC entertainment software, as well as changes in consumer behavior related to these new technologies, could lower our sales

While it is currently possible to down load video, video game content and music to the current generation of video and gaming systems, downloading is somewhat constrained by bandwidth capacity and video game and movie file sizes. However, broadband speeds are increasing and downloading technology is becoming more prevalent and continues to evolve rapidly. The current game consoles from Sony and Microsoft have facilitated download technology. If these consoles and other advances in technology continue to expand our customers’ ability to access and download the current format of video, music and games and incremental content from their games and videos through these and other sources, our customers may no longer choose to purchase videos, DVDs, video games and music in our stores or reduce their purchases in favor of other forms of video, digital and game delivery. As a result, our sales and earnings could decline.

We may not compete effectively as browser, mobile and social video viewing and gaming becomes more popular.

Listening to music, gaming and viewing video and digital content continues to evolve rapidly. The popularity of browser, mobile and social viewing and gaming have increased greatly and this popularity is expected to continue to grow. Browser, mobile and social video viewing, listening to music and gaming is accessed through hardware other than the game consoles and traditional hand-held video and game devices we currently sell. If we are unable to respond to this growth in popularity of browser, mobile and social viewing and gaming and transition our business to take advantage of these new forms of viewing movies, listening to music and playing video games, our financial position, results of operations, cash flows and liquidity could be impacted negatively.

As a seller of certain consumer products, we are subject to various federal, state, local and international laws, regulations, and statutes related to product safety and consumer protection.

While we take steps to comply with these laws, there can be no assurance that we will be in compliance, and failure to comply with these laws could result in penalties which could have a negative impact on our business, financial condition and results of operations, cash flows and liquidity. We may also be subject to involuntary or voluntary product recalls or product liability lawsuits. Direct costs or reputational damage associated with product recalls or product liability lawsuits, individually or in the aggregate, could have a negative impact on future revenues and results of operations, cash flows and liquidity.

International events could delay or prevent the delivery of products to our suppliers

Some of our suppliers rely on foreign sources, primarily in Asia, to manufacture a portion of the products we purchase from them. As a result, any event causing a disruption of imports, including natural disasters or the imposition of import restrictions or trade restrictions in the form of tariffs or quotas, could increase the cost and reduce the supply of products available to us, which could lower our sales and profitability.

If we are unable to renew or enter into new leases on favorable terms, our revenue growth may decline.

All of our retail stores are located in leased premises. If the cost of leasing existing stores increases, we cannot assure you that we will be able to maintain our existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites or additional sites for new store expansion in a timely manner. Our revenues and earnings may decline if we fail to maintain existing store locations, enter into new leases, locate alternative sites or find additional sites for new store expansion.

An adverse trend in sales during the holiday selling season could impact our financial results.

Our retail business, like that of many retailers, is seasonal, with a major portion of our sales and operating profit realized during the first fiscal quarter, which includes the holiday selling season. Any adverse trend in sales during the holiday selling season could lower our results of operations for the first fiscal quarter and the entire fiscal year.

Our results of operations may fluctuate from quarter to quarter.

Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include, but are not limited to:

o	The timing and allocations of new product releases;

o	The timing of new store openings or closings;

o	Shifts in the timing or content or certain promotions or service offerings;

o	The effect of changes in tax rates in the jurisdictions in which we operating;

o	Acquisition costs and the integration of companies we acquire or invest in;

o	The costs associated with the exit of unprofitable markets or stores

These and other factors could affect our business, financial condition and results of operations, cash flows and liquidity, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.

Failure to effectively manage our new store openings could lower our sales and profitability.

Our growth strategy depends in part upon opening new stores and operating them profitably. Our ability to open new stores and operate them profitability depends upon a number of factors, some of which may be beyond our control. These factors include:

o	The ability to identify new store locations, negotiate suitable leases and build out the stores in a timely and cost efficient manner;

o	The ability to hire and train skilled associates;

o	The ability to integrate new stores into our existing operations; and

o	The ability to increase sales at new store locations.

If we fail to manage new store openings in a timely and cost efficient manner, our growth or profits may decrease.

We rely on centralized facilities for refurbishment of our pre-owned products. Any disruption to these facilities could adversely affect our profitability.

We rely on centralized facilities for the refurbishment of all pre-owned products that we sell. If any disruption occurred at these facilities, whether due to natural disaster or severe weather, or events such as fire, accidents, power outages, systems failures, or other unforeseen causes, sales of our pre-owned products could decrease. Since we generally obtain higher margins on our pre-owned products, any adverse effect on their sales could adversely affect our profitability.

If our management information systems fail to perform or are inadequate, our ability to manage our business could be disrupted.

We rely on computerized inventory and management systems to coordinate and manage the activities in our stores and distribution centers. We use inventory replenishment systems to track sales and inventory. Our ability to rapidly process incoming shipments of new products and deliver them to all of our stores, enables us to meet peak demand and replenish stores to keep our stores in stock at optimum levels and to move inventory efficiently. If our inventory or management information systems fail to adequately perform these functions, our business could be adversely affected. In addition, if operations in any of our distribution centers were to shut down or be disrupted for a prolonged period of time of if these centers were unable to accommodate the continued store growth in a particular region, our business would suffer.

Data breaches involving customer or employee data stored by us could adversely affect our reputation and revenues.

We store confidential information with respect to our customers and employees. A compromise of our data security systems or those of businesses with which we interact could result in information related to our customers or employees being obtained by unauthorized persons. Any such breach of our systems could lead to fraudulent activity resulting in claims and lawsuits against us or other operational problems or interruptions in connection with such breaches. Any breach or unauthorized access in the future could result in significant legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others with whom we interact will protect confidential information, there is a risk the confidentiality of data held or accessed by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition, cash flows and liquidity and possibly, subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.

Also, the interpretation and enforcement of data protection laws in the United States are uncertain and, in certain circumstances contradictory. These laws may be interpreted and enforced in a manner that is inconsistent with our policies and practices. If we are subject to data security breaches or government-imposed fines, we may have a loss in sales or be forced to pay damages or other amounts, which could adversely affect profitability, or be subject to substantial costs related to compliance.

We may record future goodwill impairment charges or other asset impairment charges which could negatively impact our future results of operations and financial condition.

In our most current reporting period we have recorded significant goodwill as a result of our acquisition of Vintage Stock, Inc. Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination is made that a significant impairment in value of goodwill, other intangible assets or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations.

Because of our floating rate credit facilities, we may be adversely affected by interest rate changes.

Our financial position may be affected by fluctuations in interest rates, as our floating rate credit facilities are subject to floating interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. If we were to borrow against our float rate credit facilities, a significant increase in interest rates could have an adverse effect on our financial condition and results of operations.

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

As of September 15, 2016 the Company was obligated to issue and certificate 58,334 shares of the Company’s common stock to Norvalk S.A.S for software licensed to the Company. The common shares were issued to Norvalk S.A.S on December 28, 2016.

As of September 15, 2016 the Company was obligated to issue and certificate 55,888 shares of the Company’s Convertible Series B Preferred shares to Kingston Diversified Holdings LLC pursuant to agreement. The series B convertible preferred shares were issued to Kingston on December 29, 2016.

ITEM 3.           Defaults Upon Senior Securities

None.

ITEM 4.           Mine Safety Disclosures

None.

ITEM 5.           Other Information

None.

ITEM 6. EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description
10.1	Share Exchange Agreement dated December 27, 2016
10.2	Banc of America Leasing & Capital LLC Equipment Security Note number 002 dated December 30, 2016
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of the Principal Executive Officer
32.2	Section 1350 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: February 9, 2017	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 9, 2017	/s/ Virland A Johnson
Chief Financial Officer
(Principal Financial Officer)

