Form 10-Q
period 2017-03-31
LIVE VENTURES Inc
filed 2017-05-11
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☑ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of March 31, 2017 was 2,058,064

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2017	2016
	(Unaudited)

Assets
Cash and cash equivalents	$752,449	$770,895
Trade and other receivables, net	9,500,555	8,334,801
Inventories, net	33,653,031	11,053,085
Prepaid expenses and other current assets	3,400,335	5,059,981
Total current assets	47,306,370	25,218,762

Property and equipment, net	21,498,366	14,014,501
Deposits and other assets	77,520	19,765
Deferred taxes	10,655,287	12,524,582
Intangible assets, net	2,865,025	1,689,790
Goodwill	39,066,061	–
Total assets	$121,468,629	$53,467,400

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$8,095,639	$5,402,654
Accrued liabilities	5,169,659	6,396,772
Income taxes payable	433,519	–
Current portion of notes payable	5,832,567	1,789,290
Total current liabilities	19,531,384	13,588,716

Notes payable, net of current portion	69,019,133	13,682,872
Note payable, related party	2,000,000	2,000,000
Total liabilities	90,550,517	29,271,588

Commitment and contingencies

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at March 31, 2017 and at September 30, 2016	214	–
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at March 31, 2017 and at September 30, 2016, with a liquidation preference $38,352	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,088,186 shares issued and 2,058,064 shares outstanding at March 31, 2017; 2,819,327 shares issued and 2,789,205 shares outstanding at September 30, 2016	2,088	2,819
Paid in capital	56,773,754	53,319,217
Treasury stock (30,122 shares)	(300,027)	(300,027)
Accumulated deficit	(25,568,783)	(28,837,063)
Total equity	30,918,112	24,195,812
Total liabilities and equity	$121,468,629	$53,467,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Revenues	$38,536,425	$19,839,923	$70,725,089	$39,944,357
Cost of revenues	22,061,055	14,233,724	41,604,487	27,928,283
Gross profit	16,475,370	5,606,199	29,120,602	12,016,074

Operating expenses:
General and administrative expenses	9,149,865	2,158,398	16,208,539	4,524,271
Sales and marketing expenses	2,054,648	2,249,323	3,962,138	5,246,073
Total operating expenses	11,204,513	4,407,721	20,170,677	9,770,344
Operating income	5,270,857	1,198,478	8,949,925	2,245,730
Other (expense) income:
Interest expense, net	(2,035,053)	(334,986)	(3,484,529)	(680,469)
Other income	143,272	355,016	185,162	367,569
Total other (expense) income, net	(1,891,781)	20,030	(3,299,367)	(312,900)
Income before provision for income taxes	3,379,076	1,218,508	5,650,558	1,932,830
Provision for income taxes
Current tax expense:
Federal	238,274	–	268,705	353,691
State	198,977	–	243,320	60,289
Total Current tax expense	437,251	–	512,025	413,980
Deferred tax expense:
Federal	891,181	–	1,598,673	–
State	209,978	–	270,621	–
Total Deferred tax expense	1,101,159	–	1,869,294	–
Total provision for income taxes	1,538,410	–	2,381,319	413,980
Net income	1,840,666	1,218,508	3,269,239	1,518,850
Net income attributed to noncontrolling interest	–	–	–	124,194
Net income attributed to Live Ventures, Incorporated	1,840,666	1,218,508	$3,269,239	$1,394,656

Earnings per share:
Basic	0.89	0.43	$1.61	$0.49
Diluted	0.47	0.37	$0.84	$0.42

Weighted average common shares outstanding:
Basic	2,058,064	2,815,951	2,029,023	2,816,734
Diluted	3,917,228	3,265,638	3,874,666	3,289,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$3,269,239	$1,518,850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,023,245	1,061,018
Amortization of debt issuance cost	98,647	–
Stock based compensation expense	69,520	174,885
Non-cash interest expense associated with convertible debt and warrants	–	9,352
Non-cash issuance of common stock for services	–	15,000
Change in reserve for uncollectible accounts	38,432	(2,326)
Change in reserve for obsolete inventory	155,266	(68,250)
Change in contingent liability	–	(316,000)
Change in deferred income taxes	1,869,295	–
Changes in assets and liabilities:
Accounts receivable	(1,090,686)	(1,142,274)
Prepaid expenses and other current assets	2,520,099	416,905
Inventories	(2,595,120)	948,847
Deposits and other assets	(57,755)	5,593
Accounts payable	(1,150,525)	1,493,616
Accrued liabilities	(373,633)	(324,522)
Income taxes payable	433,519	(376,000)

Net cash provided by operating activities	5,209,543	3,414,694

INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired and seller financing provided	(47,310,900)	–
Purchase of intangible assets - Software	(96,659)	–
Purchases of property and equipment	(7,100,362)	(123,204)

Net cash used in investing activities	(54,507,921)	(123,204)

FINANCING ACTIVITIES:
Net borrowings under revolver loans	15,155,743	806,304
Payments of debt issuance costs	(1,155,000)	–
Payment for the purchase of the noncontrolling interest	–	(2,000,000)
Proceeds from issuance of notes payable	36,984,434	–
Payment of series E preferred stock dividends	(959)	(959)
Purchase of treasury stock	–	(80,292)
Payments on notes payable	(1,704,286)	(477,672)
Payments on notes payable, related party	–	(845,566)
Net cash provided by (used in) financing activities	49,279,932	(2,598,185)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,446)	693,305

CASH AND CASH EQUIVALENTS, beginning of period	770,895	2,727,818

CASH AND CASH EQUIVALENTS, end of period	$752,449	$3,421,123

Supplemental cash flow disclosures:
Interest paid	$2,547,563	$680,469
Income taxes paid	$–	$790,000
Noncash financing and investing activities:
Notes payable issued to sellers of Vintage Stock	$10,000,000	$–
Conversion of accrued expense liabilities into common stock	$3,384,500	$–
Accrued and unpaid dividends	$959	$959
Note payable issued for purchase of noncontrolling interest	$–	$500,000

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MARCH 31, 2017 AND 2016

Note 1:	Background and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Live Ventures, Incorporated, a Nevada corporation, and its subsidiaries (collectively the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The Company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments Manufacturing, Retail and Online – (our new name for - Marketplace Platform segment) and Services. With Marquis Industries, Inc., the Company is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. With its acquisition of Vintage Stock, Inc., the Company has expanded its engagement in the retail space with the sale of new and used movies, music, collectibles, comics, books, games, game systems and components.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three months and six months ended March 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2017. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2016 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2017.

All data for common stock, options and warrants have been adjusted to reflect the 1-for-6 reverse stock split (which took effect on December 5, 2016) for all periods presented. In addition, all common stock prices, and per share data for all periods presented have been adjusted to reflect the 1-for-6 reverse stock split.

Note 2:	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Live Ventures Incorporated and its wholly-owned subsidiaries. On July 6, 2015, the Company acquired 80% of Marquis Industries, Inc. and subsidiaries (“Marquis”). Effective November 30, 2015, the Company acquired the remaining 20% of Marquis. On November 3, 2016, the Company acquired 100% of Vintage Stock, Inc. through its newly formed, wholly-owned subsidiary, Vintage Stock Affiliated Holdings LLC. All intercompany transactions and balances have been eliminated in consolidation.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short term notes payable approximate fair value because of the short maturity of these instruments.

Cash and Cash Equivalents

Cash and Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade and Other Receivables

The Company grants trade credit to customers under credit terms that it believes are customary in the industry it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the balance receivable for credit approved accounts. The factor purchases the trade receivable(s) for the gross amount of the respective invoice(s), less factoring commissions, trade and cash discounts which is recorded as general and administrative expense. The factor charges the Company a factoring commission for each trade account, which is between 0.75-1.00% of the gross amount of the invoice(s) factored on the date of the purchase, plus interest calculated at 3.25%-6% per annum. The minimum annual commission due the factor is $75,000 per contract year. The total amount of trade receivables factored was $17,426,473 and $17,331,892 for the six months ended March 31, 2017 and 2016, respectively.

Reserve for Doubtful Accounts

The Company maintains a reserve for doubtful accounts, which includes reserves for accounts and other receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The reserve for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade and other receivables. This reserve is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade and other receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At March 31, 2017 and September 30, 2016, the allowance for doubtful accounts was $1,199,868 and $1,161,434, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis) or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At March 31, 2017 and September 30, 2016, the reserve for obsolete inventory was $91,940 and $91,940, respectively.

Retail and Online Segment

Merchandise Inventories are valued at the lower of cost or market generally using the average cost method which approximates first in first out or FIFO. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units in inventory available for sale. Pre-owned products traded in by customers are recorded as merchandise inventory for the amount of cash consideration or store credit less any premiums given to the customer. Management reviews the merchandise inventory to make required adjustments to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing merchandise inventory, management considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Management’s ability to assess these factors is dependent upon forecasting customer demand and to provide a well-balanced merchandise assortment. Merchandise Inventory valuation is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Merchandise inventory reserves as of March 31, 2017 and September 30, 2016 were $2,562,048 and $1,013,870, respectively.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to forty years. Depreciation expense was $1,900,250 and $945,158 for the six months ended March 31, 2017 and 2016, respectively.

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

The Company’s intangible assets consist of goodwill, customer relationships intangible, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 15 years. Goodwill is not amortized, but evaluated for impairment on at least an annual basis. Intangible amortization expense is $159,581 and $115,866 for the three months and six months ending March 31, 2017.

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

Customer Liabilities

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Revenue is subsequently recognized when the credits and gift cards are redeemed. In addition, breakage is recognized quarterly on unused customer liabilities older than two years to the extent that our management believes the likelihood of redemption by the customer is remote, based on historical redemption patterns. To the extent that future redemption patterns differ from those historically experienced, there will be variations in the recorded breakage. Breakage of $73,092 for the period of November 3, 2016 through March 31, 2017 is recorded in other income in our consolidated financial statements.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. A valuation allowance would be provided for those deferred tax assets for which if it is more-likely-than-not that the related benefit will not be realized. The Company classifies tax-related penalties and interest as a component of income tax expense for financial statement presentation. As of March 31, 2017 there are no uncertain tax positions for federal or state income tax purposes. The Company is not under audit in any jurisdiction. The Company’s policy is to record uncertain tax positions as a component of income tax expense.

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

Earnings Per Share

Earnings per share is calculated in accordance with ASC 260, “Earnings Per share”. Under ASC 260 basic net earnings per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested restricted stock subject to cancellation. Diluted net Earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants, options, restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares, options and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has three reportable segments (See Note 16).

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of March 31, 2017 and September 30, 2016, respectively.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ equity.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, Revenue from Contracts with customers. The standard addresses the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The ASI clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted. We are in the initial stages of evaluating the effect of the standard on our financial statements and continue to evaluate the available transition methods.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. In August, 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. We are in the initial stages of evaluating the effect of the standard on our financial statements and continue to evaluate the available transition methods.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3:	Balance Sheet Detail Information

	March 31,	September 30,
	2017	2016
Trade and other receivables, current, net:
Accounts receivable, current	$10,355,851	$9,151,663
Less: Reserve for doubtful accounts	(855,296)	(816,862)
	$9,500,555	$8,334,801
Trade and other receivables , long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Reserve for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total trade and other receivables, net:
Gross trade and other receivables	$10,700,423	$9,496,235
Less: Reserve for doubtful accounts	(1,199,868)	(1,161,434)
	$9,500,555	$8,334,801
Components of reserve for doubtful accounts are as follows:
Reserve for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,617
Reserve for customer refunds	1,073	1,230
Reserve for other trade receivables	135,176	96,587
	$1,199,866	$1,161,434
Inventory
Raw materials	$7,048,743	$6,664,286
Work in progress	602,353	773,238
Finished goods, includes merchandise	28,655,923	4,721,371
	36,307,019	12,158,895
Less: Inventory reserves	(2,653,988)	(1,105,810)
	$33,653,031	$11,053,085
Property and equipment, net:
Land and improvements	$–	$–
Building and improvements	7,535,395	6,780,959
Transportation equipment	77,419	77,419
Machinery and equipment	16,902,361	10,211,565
Furnishings and fixtures	1,936,723	192,701
Office, computer equipment and other	212,147	216,793
	26,664,045	17,479,437
Less: Accumulated depreciation	(5,165,679)	(3,464,936)
	$21,498,366	$14,014,501
Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$18,957
Website and software related intangibles	1,497,737	–
Customer Relationships intangible	439,039	439,039
Purchased software	1,500,000	1,500,000
	3,455,733	1,957,996
Less: Accumulated amortization	(590,708)	(268,206)
	$2,865,025	$1,689,790
Accrued liabilities:
Accrued payroll and bonuses	$867,575	$685,410
Accrued software costs	–	584,500
Accrued fee due Kingston Diversified Holdings LLC	–	2,800,000
Accrued expenses - other	4,302,084	2,326,862
	$5,169,659	$6,396,772

Note 4:	Acquisition

Vintage Stock Inc.

On November 3, 2016 (the “Closing Date”), Live Ventures Incorporated (“Live Ventures”), through its newly formed, wholly-owned subsidiary, Vintage Stock Affiliated Holdings LLC (“VSAH”), entered into a series of agreements in connection with its purchase of Vintage Stock, Inc., a Missouri corporation (“Vintage Stock”). Vintage Stock is a retailer that sells, buys and trades new and used movies, books, collectibles, games, comics, music and other retail products.

Total consideration paid was $57,653,698. The following table summarizes our preliminary allocation of the consideration paid to the respective fair values of the assets acquired and liabilities assumed in the Vintage Stock acquisition as of the closing date:

Cash and cash equivalents	$342,798
Trade and other receivables	113,500
Inventory	20,160,092
Prepaid expenses and other current assets	860,453
Property and equipment	2,084,246
Intangible - software	1,401,078
Goodwill	39,066,061
Notes payable	(542,074)
Accounts payable	(38,443,510)
Accrued expenses	(1,988,946)
Consideration paid	$57,653,698

The preliminary purchase price allocation is subject to change. We will complete this analysis to determine the fair value of inventory, prepaid expenses and other current assets, property and equipment, intangibles, notes payable and accrued expenses on the acquisition date. Once this analysis is complete, we will adjust, if necessary, the provisional amounts assigned to inventory, prepaid expenses and other current assets, property and equipment, intangibles, notes payable and accrued expenses in the accounting period in which the analysis is completed.

In connection with the purchase of Vintage, there were no additional one-time expenses incurred during the last three months ended March 31, 2017. However, we incurred bank fees of $15,000, appraisal fees of $20,497, legal fees of $192,339 and consulting fees of $119,774 – for a total of $347,610 in one-time expenses; all of which was recorded as general and administrative expense during the first three months ended December 31, 2016. The Company issued $10,000,000 in subordinated acquisition notes payable to the sellers of Vintage Stock as more fully described in Note 6.

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

The following summarizes estimated future amortization expense related to intangible assets that have net balances as of March 31, 2017:

2017	$673,290
2018	672,884
2019	672,884
2020	240,140
2021	240,140
Thereafter	365,687
$2,865,025

Note 6:	Notes Payable

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

As of February 22, 2017, Marquis’s ability to make prepayments against Marquis subordinated debt including the related party loan with Isaac Capital Group and pay cash dividends is generally permitted if 1) excess availability under the BofA Revolver is more than $4 million, and has been for each of the 90 days preceding the requested distribution, and 2) excess availability under the BofA Revolver is more than $4 million, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 2:1 or greater. Restrictions apply to our ability to make additional prepayments against Marquis subordinated debt and pay cash dividends if the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is less than 2:1 and excess availability under the BofA Revolver is less than $4 million at the time of payment or distribution.

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

The BofA Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Marquis, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Marquis or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Marquis or certain of its subsidiaries. During the period of October 1, 2016 through March 31, 2017, Marquis cumulatively borrowed $45,174,161 and repaid $42,689,056 under the BofA Revolver. Our maximum borrowings outstanding during the same period were $7,770,651. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2016 through March 31, 2017 was 3.45%. As of March 31, 2017, total additional availability under the BofA Revolver was $10,027,547; with $2,707,694 outstanding, and outstanding standby letters of credit of $72,715.

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

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares or any shares into which they may be converted or from which they may be exchanged. As a result of this agreement, the Company recorded $2,800,000 as an outstanding accrued liability as of September 30, 2016. As of March 31, 2017 and September 30, 2016, the Company had no borrowings on the Kingston line of credit. On December 29, 2016 the Company issued 55,888 shares of Series B Convertible Preferred shares in settlement of the outstanding accrued liability due Kingston of $2,800,000.

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

Note #3 is $3,679,514, secured by equipment. The Equipment Loan #3 is due December 30, 2023, payable in 84 monthly payments of $51,658 beginning January 30, 2017, with a final payment due December 30, 2023, interest rate at 4.7985% per annum.

Note #4 is $1,095,113 secured by equipment. The Equipment Loan#4 is due December 30, 2023, payable in 81 monthly payments of $15,901 beginning April 30, 2017, with final payment due December 30, 2023, interest at 4.8907% per annum.

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

The TCB Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Vintage Stock, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock. During the period of November 3, 2016 through March 31, 2017, Vintage Stock cumulatively borrowed $43,325,404 and repaid $30,654,766 under the TCB Revolver. Our maximum borrowings outstanding during the period of November 3, 2016 through March 31, 2017 were $14,460,716. Our weighted average interest rate on those outstanding borrowings for the period of November 3, 2016 through March 31, 2017 was 3.44606%. As of March 31, 2017, total additional availability under the TCB Revolver was $2,252,845, with $12,670,638 outstanding; and outstanding standby letters of credit of $0. In connection with the TCB Revolver, Vintage incurred $25,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the TCB Revolver.

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

There are also various mandatory prepayment triggers under the term loan agreement, including in respect of excess cash flow, dispositions, equity and debt issuances, extraordinary receipts, equity contributions, change in control, and failure to obtain required landlord consents. Our weighted average interest rate on our Capitala Term Loan outstanding borrowings for the period of November 3, 2016 through March 31, 2017 was 16.19730%. In connection with the Capitala Term Loan, Vintage incurred $1,088,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Capitala Term Loan.

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

We are currently in compliance with all covenants under our existing revolving and other loan agreements.

Notes payable as of March 31, 2017 and September 30, 2016 consisted of the following:

	March 31,	September 30,
	2017	2016
Bank of America Revolver Loan - variable interest rate based upon a base rate plus a margin, interest payable monthly, maturity date July 2020, secured by substantially all Marquis assets	$2,707,694	$222,590
Texas Capital Bank Revolver Loan - variable interest rate based upon the one-month LIBOR rate plus a margin, interest payable monthly, maturity date November 2020, secured by substantially all Vintage Stock assets	12,670,638	–
Note Payable Capitala Term Loan - variable interest rate based upon a base rate plus a margin, 3% per annum interest payable in kind, with the balance of interest payable monthly in cash, principal due quarterly in the amount of $725,000, maturity date November 2021, note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	28,923,526	–
Note Payable to the Sellers of Vintage Stock, interest at 8% per annum, with interest payable monthly, maturity date May 2022, note subordinate to both Texas Capital Bank Revolver and Capitala Term Loan, secured by Vintage Stock Assets	10,000,000	–
Note #1 Payable to Banc of America Leasing & Capital LLC - interest at 3.8905% per annum, with interest and principal payable monthly in the amount of $84,273 for 59 months, beginning September 23, 2016, with a final payment due in the amount of $584,273, maturity date September 2021, secured by equipment	4,518,901	4,931,937
Note #2 Payable to Banc of America Leasing & Capital LLC - interest at 4.63% per annum, with interest and principal payable monthly in the amount of $34,768 for 59 months, beginning January 30, 2017, with a final payment due in the amount of $476,729, maturity date January 2022, secured by equipment	2,130,778	–
Note #3 Payable to Banc of America Leasing & Capital LLC - interest at 4.7985% per annum with interest and principal payable monthly in the amount of $51,658 for 84 months, beginning January 30, 2017, secured by equipment.	3,568,236	–
Note #4 Payable to Banc of America Leasing & Capital LLC - interest at 4.8907% per annum, with interest and principal payable monthly in the amount of $15,901 for 81 months, beginning April 30, 2017, secured by equipment.	1,095,113	–
Note Payable to Store Capital Acquisitions, LLC, - interest at 9.25% per annum, with interest and principal payable monthly in the amount of $73,970 for 480 months, beginning July 1, 2016, maturity date of June 2056, secured by Marquis land and buildings	9,340,275	9,351,796
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 2.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	185,622	198,569
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 1.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	249,766	249,766
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	206,529	206,529
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500,000	500,000
Note payable to individual, interest at 8.25% per annum, payable on a 120 day written demand notice, unsecured	225,000	225,000
Total notes payable	76,322,078	15,886,187
Less unamortized debt issuance costs	(1,470,378)	(414,025)
Net amount	74,851,700	15,472,162
Less current portion	(5,832,567)	(1,789,290)
Long-term portion	$69,019,133	$13,682,872

Future maturities of debt at March 31, 2017 are as follows which includes related party debt separately stated:

2018	$5,832,567
2019	4,546,631
2020	7,339,054
2021	19,388,546
2022	19,590,989
Thereafter	20,153,913
Total	$76,851,700

Note 7:	Note Payable, Related Party

In connection with the purchase of Marquis by the Company, Marquis entered into a mezzanine loan in the amount of up to $7,000,000 with Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the Chief Executive Officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021. As of March 31, 2017 and September 30, 2016, there was $2,000,000 outstanding on this mezzanine loan.

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

During the six months ended March 31, 2017, the Company issued:

55,888 shares of series B convertible preferred stock were issued to Kingston Diversified Holdings LLC on December 29, 2016 to settle and pay for an outstanding accrued liability in the amount of $2,800,000. The 55,888 shares of Series B convertible preferred stock issued is convertible at an exchange ratio of (five) shares of common for each share of Series B convertible preferred stock, or 279,440 shares of common.

158,356 shares of Series B convertible preferred stock were issued to Isaac Capital Group (“ICG”) on December 27, 2016 in exchange for 791,758 shares of our common stock at an exchange ratio of (five) shares of common stock for each share of Series B convertible preferred stock.

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

Series E Convertible Preferred Stock Dividends

During the six months ended March 31, 2017 and March 31, 2016, the Company accrued dividends of $959 and $959, respectively, payable to holders of Series E preferred stock. As of March 31, 2017 and September 30, 2016 unpaid dividends were $959 and $959, respectively.

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

During the six months ended March 31, 2017, the Company issued:

58,334 of common stock were issued to Novalk Apps S.A.S. on December 28, 2016 to settle and pay for an outstanding accrued liability in the amount of $584,500. The value was based on the market value of the Company’s common stock on the date of issuance.

2,284 of common stock were issued to various holders of fractional shares of the Company’s common stock pursuant to the 1:6 stock split effective for stockholders of record on December 5, 2016. All fractional shares of the Company’s common stock were eliminated.

During the six months ended March 31, 2016, the Company issued:

1,617 shares of common stock for services rendered at $15,000. The value was based on the market value of the Company’s common stock on the date of issuance.

Treasury Stock

For the year ended September 30, 2016, the Company purchased 30,122 shares of its common stock in the open market (treasury shares) for $300,027. The Company accounted for the purchase of these treasury shares using the cost method. There were no purchases of common stock by the Company on the open market in the six months ended March 31, 2017.

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

The Company issued several notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at March 31, 2017:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2016	118,029	$20.80	1.73	$4,307,493
Granted	–
Exercised	–
Outstanding at March 31, 2017	118,029	$20.80	1.23	$6,927,741
Exercisable at March 31, 2017	118,029	$20.80	1.23	$6,927,741

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

The exercise price for the warrants outstanding and exercisable into series B convertible preferred shares at March 31, 2017 is as follows:

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

Stock Options

The following table summarizes stock option activity for the six months ended March 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2016	175,000	$11.22	3.75	$346,500
Granted	36,668	22.52
Exercised	–
Forfeited	–
Outstanding at March 31, 2017	211,668	$13.19	3.98	$899,875
Exercisable at March 31, 2017	168,750	$8.85	2.54	$899,875

The Company recognized compensation expense of $69,520 and $174,885 during the six months ended March 31, 2017 and 2016, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures.

At March 31, 2017 the Company has $495,796 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as compensation expense through December of 2021.

The exercise price for stock options outstanding and exercisable at March 31, 2017 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
31,250	$5.00	31,250	$5.00
25,000	7.50	25,000	7.50
31,250	10.00	31,250	10.00
4,167	10.86
4,167	10.86
4,167	10.86
4,167	10.86
6,250	12.50	6,250	12.50
6,250	15.00	–	15.00
75,000	15.18	75,000	15.18
4,000	23.41
4,000	27.60
4,000	31.74
4,000	36.50
4,000	41.98
211,668		168,750

The following table summarizes information about the Company’s non-vested shares as of March 31, 2017:

Non-vested Shares	Number of Shares	Weighted Average Grant-Date Fair Value

Non-vested at September 30, 2016	6,250	$14.22
Granted	36,668	$17.70
Vested	–
Non-vested at March 31, 2017	42,918	$17.19

Options were granted during 2017 and 2016, where the exercise price was less than the common stock price at the date of grant or where the exercise price was greater than the common stock price at the date of grant. The assumptions used in calculating the fair value of stock options granted use the Black-Scholes option pricing model for options granted were as follows:

Risk-free interest rate	1.25%
Expected life of the options	5.0 to 10.0 years
Expected volatility	107%
Expected dividend yield	0%

Note 11:	Earnings Per Share

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

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Basic

Net income attributed to Live Ventures Incorporated	$1,840,666	$1,218,508	$3,269,239	$1,394,656
Less: preferred stock dividends	(480)	(479)	(959)	(959)
Net income applicable to common stock	$1,840,186	$1,218,029	$3,268,280	$1,393,697

Weighted average common shares outstanding	2,058,064	2,815,951	2,029,023	2,816,734

Basic earnings per share	$0.89	$0.43	$1.61	$0.49

Diluted

Net income applicable to common stock	$1,840,186	$1,218,029	$3,268,280	$1,393,697
Add: preferred stock dividends	480	479	959	959
Net income applicable for diluted earnings per share	$1,840,666	$1,218,508	$3,269,239	$1,394,656

Weighted average common shares outstanding	2,058,064	2,815,951	2,029,023	2,816,734
Add: Options	69,979	16,319	56,458	19,184
Add: Common Stock Warrants	–	305,528	–	325,954
Add: Series B Preferred Stock	1,071,200	–	1,071,200	–
Add: Series B Preferred Stock Warrants	590,145	–	590,145	–
Add: Series E Preferred Stock	127,840	127,840	127,840	127,840
Assumed weighted average common shares outstanding	3,917,228	3,265,638	3,874,666	3,289,712

Diluted earnings per share	$0.47	$0.37	$0.84	$0.42

There are 20,000 common stock options that are anti-dilutive that are not included in the three month and six months ended March 31, 2017 diluted earnings per share computations.

Note 12:	Related Party Transactions

During the six months ended March 31, 2017 and March 31, 2016, the Company recognized total interest expense of $126,388 and $371,230, respectively, associated with the ICG notes. The two outstanding Cathay Bank notes are guaranteed by Tony Isaac, a director of the company.

Also see Notes 7, 8 and 9.

Note 13:	Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble dames or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of March 31, 2017, results of operations, cash flows or liquidity of the Company.

Note 14:	Income Taxes

The income tax rate for the six months ended March 31, 2017 and March 31, 2016 was 42.1% and 21.4% respectively. The effective income tax rate differs than the U.S. federal statuary rate primarily due to state taxes, goodwill impairment, and certain non-deductible expenses. As of March 31, 2017 and March 31, 2016 the Company had no uncertain tax positions. The Company is subject to taxation and files income tax returns in the U.S., and various state jurisdictions. The Company is subject to audit for U.S. purposes for the current and prior three years; and for state purposes the current and prior four years. The Company has net operating loss carry-forwards of approximately $24.6M for U.S. income tax purposes, these net operating loss carryforwards are subject to IRC Section 382 limitations and begin to expire in 2027.

Note 15:	Concentration of Credit Risk

The Company maintains cash balances at banks in California, Idaho, New Mexico, Colorado, Texas, Missouri, Nevada, Oklahoma, Illinois, Arkansas and Georgia. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of March 31, 2017. At times, balances may exceed federally insured limits.

Note 16:	Segment Reporting

The Company operates in three segments which are characterized as: (1) Manufacturing, (2) Retail and Online and (3) Services. The Manufacturing Segment consists of Marquis Industries, the Retail and Online segment consists of Vintage Stock, Modern Everyday and LiveDeal.com, and the Services segment consists of the directory services business.

The following tables summarize segment information for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Revenues
Retail and Online	$19,975,533	$1,135,110	$34,752,256	$4,776,752
Manufacturing	18,343,692	18,448,094	35,531,226	34,638,124
Services	217,200	256,719	441,607	529,481
	$38,536,425	$19,839,923	$70,725,089	$39,944,357

Gross profit
Retail and Online	$11,084,654	$255,204	$19,123,899	$1,850,459
Manufacturing	5,186,082	5,105,793	9,577,738	9,659,467
Services	204,634	245,202	418,965	506,148
	$16,475,370	$5,606,199	$29,120,602	$12,016,074

Operating income (loss)
Retail and Online	$2,535,159	$(1,395,769)	$4,250,763	$(2,299,574)
Manufacturing	2,531,388	2,349,500	4,281,011	4,040,985
Services	204,310	244,747	418,151	504,319
	$5,270,857	$1,198,478	$8,949,925	$2,245,730

Depreciation and amortization
Retail and Online	$326,675	$67,967	$555,106	$136,243
Manufacturing	761,523	447,219	1,468,139	924,775
Services	–	–	–	–
	$1,088,198	$515,186	$2,023,245	$1,061,018

Interest Expenses
Retail and Online	$1,603,120	$44,066	$2,682,426	$110,973
Manufacturing	431,933	290,920	802,103	569,496
Services	–	–	–	–
	$2,035,053	$334,986	$3,484,529	$680,469

Net income (loss) before provision for income taxes
Retail and Online	$1,193,591	$(935,830)	$2,016,338	$(1,745,298)
Manufacturing	1,981,175	1,911,769	3,216,069	3,186,532
Services	204,310	242,569	418,151	491,596
	$3,379,076	$1,218,508	$5,650,558	$1,932,830

	As of	As of
	March 31,	September 30,
	2017	2016
Total Assets
Retail and Online	$43,037,955	$15,053,993
Manufacturing	43,695,402	38,333,437
Services	34,735,272	79,970
	$121,468,629	$53,467,400

Intangible assets
Retail and Online	$41,543,268	$1,287,338
Manufacturing	387,818	402,452
Services	–	–
	$41,931,086	$1,689,790

Note 17:	Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months and six months ended March 31, 2017, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Modern Everyday

Modern Everyday, Inc. (“MEI”) was a specialty retailer offering consumers a selection of products that range from home, kitchen and dining products, apparel and sporting goods to children's toys and beauty products. Some of MEI’s products remain available for sale on amazon.com. The Company has decided not to invest additional funds in this line of business and is in the process of selling the remaining inventory.

LiveDeal

LiveDeal Inc. - LiveDeal.com is a real time “deal engine” connecting restaurants with consumers. LiveDeal.com provides marketing solutions to restaurants to boost customer awareness and merchant visibility on the internet. The marketing solutions that LiveDeal.com provides have not provided any revenue to date. The Company is evaluating possibilities for using the LiveDeal.com deal engine for alternative marketable purposes.

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

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
Statement of Operations Data:
Revenue	$38,536,425	100.0%	$19,839,923	100.0%
Cost of Revenue	22,061,055	57.2%	14,233,724	71.7%
Gross Profit	16,475,370	42.8%	5,606,199	28.3%
General and Administrative Expense	9,149,865	23.7%	2,158,398	10.9%
Selling & Marketing Expense	2,054,648	5.3%	2,249,323	11.3%
Operating Income	5,270,857	13.7%	1,198,478	6.0%
Interest (Expense), Net	(2,035,053)	-5.3%	(334,986)	-1.7%
Other Income (Expense)	143,272	0.4%	355,016	1.8%
Net Income before Income taxes	3,379,076	8.8%	1,218,508	6.1%
Provision for Income Taxes	1,538,410	4.0%	–	0.0%
Net Income before Noncontrolling Interest	1,840,666	4.8%	1,218,508	6.1%
Net Income attributed to Noncontrolling Interest	–	0.0%	–	0.0%
Net Income attributed to Live Ventures	$1,840,666	4.8%	$1,218,508	6.1%

	Six Months Ended		Six Months Ended
	March 31, 2017		March 31, 2016
Statement of Operations Data:
Revenue	$70,725,089	100.0%	$39,944,357	100.0%
Cost of Revenue	41,604,487	58.8%	27,928,283	69.9%
Gross Profit	29,120,602	41.2%	12,016,074	30.1%
General and Administrative Expense	16,208,539	22.9%	4,524,271	11.3%
Selling & Marketing Expense	3,962,138	5.6%	5,246,073	13.1%
Operating Income	8,949,925	12.7%	2,245,730	5.6%
Interest (Expense), Net	(3,484,529)	-4.9%	(680,469)	-1.7%
Other Income (Expense)	185,162	0.3%	367,569	0.9%
Net Income before Income taxes	5,650,558	8.0%	1,932,830	4.8%
Provision for Income Taxes	2,381,319	3.4%	413,980	1.0%
Net Income before Noncontrolling Interest	3,269,239	4.6%	1,518,850	3.8%
Net Income attributed to Noncontrolling Interest	–	0.0%	124,194	0.3%
Net Income attributed to Live Ventures	$3,269,239	4.6%	$1,394,656	3.5%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Three Months Ending		Three Months Ending
	March 31, 2017		March 31, 2016
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Used Movies, Music, Games and Other	$11,295,891	29.3%	$–
New Movies, Music, Games and Other	8,333,393	21.6%	–
Rentals, Concessions and Other	320,618	0.8%	–
Kitchen and Home Products	25,631	0.1%	1,135,110	5.7%
Carpets	13,726,027	35.6%	14,246,801	71.8%
Hard Surface Products	3,277,930	8.5%	2,956,863	14.9%
Synthetic Turf Products	1,339,735	3.5%	1,244,430	6.3%
Directory Services	217,200	0.6%	256,719	1.3%
Total Revenue	$38,536,425	100.0%	$19,839,923	100.0%

	Three Months Ending		Three Months Ending
	March 31, 2017		March 31, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$8,696,689	77.0%	$–
New Movies, Music, Games and Other	2,197,935	26.4%	–
Rentals, Concessions and Other	188,630	58.8%	–
New Kitchen and Home Products	1,400	5.5%	255,204	22.5%
Carpets	3,386,745	24.7%	3,571,465	25.1%
Hard Surface Products	882,248	26.9%	753,298	25.5%
Synthetic Turf Products	917,089	68.5%	781,030	62.8%
Directory Services	204,634	94.2%	245,202	95.5%
Total Gross Profit	$16,475,370	42.8%	$5,606,199	28.3%

Revenue

Revenue increased $18,696,502, or 94.2% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

The increase in revenue was primarily attributable to the following:

Revenue from our new acquisition Vintage Stock –Used Movies, Music, Games and Other $11,295,891 or 29.3% of total revenue, New Movies, Music, Games and Other $8,333,393 or 21.6% of total revenue, Rentals, Concessions and Other $320,618 or 0.8% of total revenue

Revenue increased in the following categories as compared to the prior year period:

Hard Surface Products $321,067 or 10.9%, Synthetic Turf Products $95,305 or 7.7%

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Kitchen and Home Products $1,109,479 or 97.7%

Carpets $520,774 or 3.7%

Directory Services $39,519 or 15.4%

Cost of Revenue

Cost of revenue increased $7,827,331, or 55.0% for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, primarily as a result of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $10,869,171 or 193.9%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

The increase in gross profit was primarily attributable to the following:

Gross Profits from our new acquisition Vintage Stock -Used Movies, Music, Games and Other $8,696,689 or 77.0% gross profit margin, New Movies, Music, Games and Other $2,197,935 or 26.4% gross profit margin, Rentals, Concessions and Other $188,630 or 58.8% gross profit margin.

Gross profit increased in the following categories as compared to the prior year period:

Hard Surface Products gross profit increased $128,950 or 17.1%, Synthetic Turf Products gross profit increased $136,059 or 17.4%. Hard surface products gross profit margin increased to 26.9% from 25.5% or 14bps due to improved cost of goods sold. Synthetic Turf Products gross profit margin increased to 68.5% from 62.8% or 57bps due to increased training expenses.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

Kitchen and Home Products gross profit decreased $253,804 or 99.5%.

Kitchen and Home Products gross profit margin decreased to 5.5% from 22.5% or 170bps due to the mix of products sold, and aggressive discounting of remaining inventory held for sale.

Carpets gross profit decreased $184,720 or 5.2%. Carpets gross profit margin decreased to 24.7% from 25.1% or 4bps due to increased expense related to removing old and installing new equipment.

Directory Services $40,568 or 16.5%. Directory Services gross profit margin decreased to 94.2% from 95.5% or 13bps due to increased billing processing fees.

General and Administrative Expense

General and Administrative expense increased $6,991,467 or 323.9%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in general and administrative expense was primarily attributable to general and administrative expense from our new acquisition Vintage Stock of $7,356,236; partially offset by a decrease of general and administrative expense associated with Kitchen and Home products of $357,375, a decrease of $7,263 associated with Marquis and a decrease of $131 associated with our Directory services business Telco.

Selling and Marketing Expense

Selling and marketing expense decreased $194,675 or 8.7%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in selling and marketing expense was primarily attributable to the decrease in selling and marketing expense associated with Kitchen and Home products of $423,295 due to declining revenue and a decrease in Marquis selling and marketing expense of $94,336; partially offset by an increase from our new acquisition Vintage Stock of $322,956.

Operating Income

As a result of the factors described above, operating income of $5,270,857 for the three months ended March 31, 2017, represented an increase of $4,072,379 over the comparable prior year period of $1,198,478, or 339.8%.

Interest Expense, net

Interest expense net increased $1,700,067 or 507.5%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to the new financing related to the acquisition of Vintage Stock as more fully discussed in Notes 4 and 6 of these unaudited condensed consolidated financial statements.

Other Income and Expense

Other income and expense decreased $211,744 or 59.6%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in other income and expense was primarily the result of the absence of the Modern Everyday Inc. contingency purchase price adjustment gain of $316,000.

Provision for Income Taxes

Provision for income taxes increased $1,538,410 or 100%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in provision for income taxes is primarily attributable to the increase in pre-provision income and the application of an estimated effective tax rate of 39.7%. The income tax provision is primarily deferred due to the Company’s approximately $24.6 million of net operating loss carryforwards for federal income tax purposes.

Net Income

The factors described above led to net income of $1,840,666 for the three months ended March 31, 2017, or a 51.1% increase from net income of $1,218,508 for the three months ended March 31, 2016.

	Six Months Ending		Six Months Ending
	March 31, 2017		March 31, 2016
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Used Movies, Music, Games and Other	$19,093,309	49.5%	$–
New Movies, Music, Games and Other	15,041,319	39.0%	–
Rentals, Concessions and Other	497,651	1.3%	–
Kitchen and Home Products	119,977	0.3%	4,776,752	24.1%
Carpets	26,562,577	68.9%	27,367,153	137.9%
Hard Surface Products	6,468,533	16.8%	5,068,618	25.5%
Synthetic Turf Products	2,500,116	6.5%	2,202,353	11.1%
Directory Services	441,607	1.1%	529,481	2.7%
Total Revenue	$70,725,089	183.5%	$39,944,357	201.3%

	Six Months Ending		Six Months Ending
	March 31, 2017		March 31, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$14,812,644	77.6%	$–
New Movies, Music, Games and Other	4,006,873	26.6%	–
Rentals, Concessions and Other	289,665	58.2%	–
New Kitchen and Home Products	43,080	35.9%	1,850,459	38.7%
Carpets	6,132,352	23.1%	6,949,318	25.4%
Hard Surface Products	1,759,617	27.2%	1,291,908	25.5%
Synthetic Turf Products	1,657,406	66.3%	1,418,241	64.4%
Directory Services	418,965	94.9%	506,148	95.6%
Total Gross Profit	$29,120,602	41.2%	$12,016,074	30.1%

Revenue

Revenue increased $30,780,732, or77.1% for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016.

The increase in revenue was primarily attributable to the following:

Revenue from our new acquisition Vintage Stock for the short period of November 3, 2016 through March 31, 2017–Used Movies, Music, Games and Other $19,093,309 or 49.5% of total revenue, New Movies, Music, Games and Other $15,041,319 or 39.0% of total revenue, Rentals, Concessions and Other $497,651 or 1.3% of total revenue

Revenue increased in the following categories as compared to the prior year period:

Hard Surface Products $1,399,915 or 27.6%, Synthetic Turf Products $297,763 or 13.5%

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Kitchen and Home Products $4,656,775 or 97.5%

Carpets $804,576 or 2.9%

Directory Services $87,874 or 16.6%

Cost of Revenue

Cost of revenue increased $13,676,204, or 49.0% for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016, primarily as a result of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $17,104,528 or 142.3%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016.

The increase in gross profit was primarily attributable to the following:

Gross Profits from our new acquisition Vintage Stock for the short period of November 3, 2016 through March 31, 2017-Used Movies, Music, Games and Other $14,812,644 or 77.6% gross profit margin, New Movies, Music, Games and Other $4,006,873 or 26.6% gross profit margin, Rentals, Concessions and Other $289,665 or 58.2% gross profit margin.

Gross profit increased in the following categories as compared to the prior year period:

Hard Surface Products gross profit increased $467,709 or 36.2%, Synthetic Turf Products gross profit increased $239,165 or 16.9%. Hard surface products gross profit margin increased to 27.2% from 25.5% or 17bps due to improved cost of goods sold. Synthetic Turf Products gross profit margin increased to 66.3% from 64.4% or 19bps due to increased training expenses and better productivity.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

Kitchen and Home Products $1,807,379 or 97.7%. Kitchen and Home Products gross profit margin decreased to 35.9% from 38.7% or 28bps due to the mix of products sold, and aggressive discounting of remaining inventory available for sale.

Carpets $816,966 or 11.8%. Carpets gross profit margin decreased to 23.1% from 25.4% or 23bps due to increased expense related to removing old and installing new equipment.

Directory Services $87,183 or 17.2%. Directory Services gross profit margin decreased to 94.9% from 95.6% or 7bps due to increased billing processing fees.

General and Administrative Expense

General and Administrative expense increased $11,684,268 or 258.3%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. The increase in general and administrative expense was primarily attributable to general and administrative expense from our new acquisition Vintage Stock for the short period of November 3, 2016 through March 31, 2017 of $12,725,352, of which $347,610 were one-time expenses related to Vintage acquisition expenses – see Note 4; partially offset by a decrease of general and administrative expense associated with Kitchen and Home products of $880,195, a decrease of $159,874 associated with Marquis and a decrease of $1,015 associated with our Directory services business Telco.

Selling and Marketing Expense

Selling and marketing expense decreased $1,283,935 or 24.5%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. The decrease in selling and marketing expense was primarily attributable to the decrease in selling and marketing expense associated with Kitchen and Home products of $1,654,573 due to declining revenue and a decrease in Marquis selling and marketing expense of $161,881; partially offset by an increase from our new acquisition Vintage Stock of $532,519.

Operating Income

As a result of the factors described above, operating income of $8,949,925 for the six months ended March 31, 2017, represented an increase of $6,704,195 over the comparable prior year period of $2,245,730, or 298.5%.

Interest Expense, net

Interest expense net increased $2,804,060 or 412.1%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016 primarily due to the new financing related to the acquisition of Vintage Stock as more fully discussed in Notes 4 and 6 of these unaudited condensed consolidated financial statements.

Other Income and Expense

Other income and expense decreased $182,407 or 49.6%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. The decrease in other income and expense was primarily the result of the absence of the Modern Everyday Inc. contingency purchase price adjustment gain of $316,000.

Provision for Income Taxes

Provision for income taxes increased $1,967,339 or 475.2%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. The increase in provision for income taxes is primarily attributable to the increase in pre-provision income and the application of an estimated effective tax rate of 39.7%. The income tax provision is primarily deferred due to the Company’s approximately $24.6 million of net operating loss carryforwards for federal income tax purposes.

Net Income

The factors described above led to net income of $3,269,239 for the six months ended March 31, 2017, or a 134.4% increase from net income of $1,394,656 for the six months ended March 31, 2017.

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

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	Segments in $				Segments - $
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	$19,975,533	$18,343,692	$217,200	$38,536,425	$1,135,110	$18,448,094	$256,719	$19,839,923
Cost of Revenue	8,890,879	13,157,610	12,566	22,061,055	879,906	13,342,301	11,517	14,233,724
Gross Profit	11,084,654	5,186,082	204,634	16,475,370	255,204	5,105,793	245,202	5,606,199
General and Administrative Expense	8,204,504	945,037	324	9,149,865	1,205,643	952,300	455	2,158,398
Selling and Marketing Expense	344,991	1,709,657	–	2,054,648	445,330	1,803,993	–	2,249,323
Operating Income (Loss)	$2,535,159	$2,531,388	$204,310	$5,270,857	$(1,395,769)	$2,349,500	$244,747	$1,198,478

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	Segments in %				Segments - %
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	44.5%	71.7%	5.8%	57.2%	77.5%	72.3%	4.5%	71.7%
Gross Profit	55.5%	28.3%	94.2%	42.8%	22.5%	27.7%	95.5%	28.3%
General and Administrative Expense	41.1%	5.2%	0.1%	23.7%	106.2%	5.2%	0.2%	10.9%
Selling and Marketing Expense	1.7%	9.3%	0.0%	5.3%	39.2%	9.8%	0.0%	11.3%
Operating Income (Loss)	12.7%	13.8%	94.1%	13.7%	-123.0%	12.7%	95.3%	6.0%

Retail and Online Segment

Segment results for Retail and Online include Vintage, Modern Everyday and LiveDeal. Revenue for the three months ended March 31, 2017 increased $18,840,423, or 1659.8%, as compared to the prior year period, as a result of the acquisition of the Vintage business on November 3, 2016 which provided $11,295,891 of Used movies, music, games and other revenue; $8,333,393 of New movies, music, games and other revenue; $320,618 of Movie Rental, concession and other revenue; partially offset by a decrease in New kitchen and home products revenue of $1,109,479, or 97.7% from the prior year period. Cost of revenue for the three months ended March 31, 2017 increased $8,010,973, or 910.4%, as a result of the new Vintage business which had cost of revenue for Used movies, music, games and other of $2,599,202; New movies, music, games and other of $6,135,458; Movie Rental, concession and other of $131,988; partially offset by a decrease in cost of revenue for New Kitchen and home products of $855,675, or 97.2% from the prior year period. Operating income for the three months ended March 31, 2017 increased $3,930,928, as a result of increased gross profit of $10,829,450, partially offset by an increase in general and administrative expense of $6,998,861, which included one-time acquisition related expense related to Vintage Stock of $347,610, and a decrease in selling and marketing expense of $100,339.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the three months ended March 31, 2017 decreased $104,402, or 0.6%, as compared to the prior year period, as a result of increased sales of hard surface products of $321,067, synthetic turf products of $95,305, offset by a decrease in carpet sales of $520,774. Cost of revenue for the three months ended March 31, 2017 decreased $184,691, or 1.4%, as compared to the prior year period, as a result of increased training expenses related to our new turf line, and increased expenses related to installing new and removing old twist and heat set equipment; partially offset by improved margin for hard surface products by 1.4%. Operating income for the three months ended March 31, 2017 increased $181,888, or 7.7%, as compared to the prior year period, as a result of an increase in gross profit of $80,289, a decrease in general and administrative expense of $7,263 and a decrease in selling and marketing expense of $94,336.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues for the three months ended March 31, 2017 decreased $39,519, or 15.4%, as compared to the prior year period, as a result of decreasing renewals. Operating earnings for the three months ended March 31, 2017 decreased $40,437, or 16.5% compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

	Six Months Ended March 31, 2017				Six Months Ended March 31, 2016
	Segments in $				Segments - $
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	$34,752,256	$35,531,226	$441,607	$70,725,089	$4,776,752	$34,638,124	$529,481	$39,944,357
Cost of Revenue	15,599,994	25,981,851	22,642	41,604,487	2,926,293	24,978,657	23,333	27,928,283
Gross Profit	19,152,262	9,549,375	418,965	29,120,602	1,850,459	9,659,467	506,148	12,016,074
General and Administrative Expense	14,267,867	1,939,858	814	16,208,539	2,422,710	2,099,732	1,829	4,524,271
Selling and Marketing Expense	605,269	3,356,869	–	3,962,138	1,727,323	3,518,750	–	5,246,073
Operating Income (Loss)	$4,279,126	$4,252,648	$418,151	$8,949,925	$(2,299,574)	$4,040,985	$504,319	$2,245,730

	Six Months Ended March 31, 2017				Six Months Ended March 31, 2016
	Segments in %				Segments - %
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	44.9%	73.1%	5.1%	58.8%	61.3%	72.1%	4.4%	69.9%
Gross Profit	55.1%	26.9%	94.9%	41.2%	38.7%	27.9%	95.6%	30.1%
General and Administrative Expense	41.1%	5.5%	0.2%	22.9%	50.7%	6.1%	0.3%	11.3%
Selling and Marketing Expense	1.7%	9.4%	0.0%	5.6%	36.2%	10.2%	0.0%	13.1%
Operating Income (Loss)	12.3%	12.0%	94.7%	12.7%	-48.1%	11.7%	95.2%	5.6%

Retail and Online Segment

Segment results for Retail and Online include Vintage, Modern Everyday and LiveDeal. Revenue for the six months ended March 31, 2017 increased $29,975,504, or 627.5%, as compared to the prior year period, as a result of the acquisition of the Vintage business on November 3, 2016 which provided $19,093,309 of Used movies, music, games and other revenue; $15,041,319 of New movies, music, games and other revenue; $497,651 of Movie Rental, concession and other revenue; partially offset by a decrease in New kitchen and home products revenue of $4,656,775, or 97.5% from the prior year period. Cost of revenue for the six months ended March 31, 2017 increased $12,673,701, or 433.1%, as a result of the new Vintage business which had cost of revenue for Used movies, music, games and other of $4,280,665; New movies, music, games and other of $11,034,446; Movie Rental, concession and other of $207,986; partially offset by a decrease in cost of revenue for New Kitchen and home products of $2,849,396, or 97.4% from the prior year period. Operating income for the six months ended March 31, 2017 increased $6,578,700, as a result of increased gross profit of $17,301,803, partially offset by an increase in general and administrative expense of $11,845,157, which included one-time acquisition related expense related to Vintage Stock of $347,610, and a decrease in selling and marketing expense of $1,122,054.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the six months ended March 31, 2017 increased $893,102, or 2.6%, as compared to the prior year period, as a result of increased sales of hard surface products of $1,399,915, synthetic turf products of $297,763, partially offset by a decrease in carpet sales of $804,576. Cost of revenue for the six months ended March 31, 2017 increased $1,003,194, or 4.0%, as compared to the prior year period, as a result of increased training expenses related to our new turf line, and increased expenses related to installing new and removing old twist and heat set equipment; partially offset by improved margin for hard surface products by 1.7%. Operating income for the six months ended March 31, 2017 increased $211,663, or 5.2%, as compared to the prior year period, as a result of a decrease in general and administrative expense of $159,874 and a decrease in selling and marketing expense of $161,881; partially offset by a decrease in gross profit of $110,092.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues for the six months ended March 31, 2017 decreased $87,874, or 16.6%, as compared to the prior year period, as a result of decreasing renewals. Operating earnings for the six months ended March 31, 2017 decreased $86,168, or 17.1%, compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

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

As of March 31, 2017, we had total cash on hand of $752,449 and an additional $10,027,547 of available borrowing under the Bank of America Revolver Loan and an additional $2,252,845 of available borrowing under the Texas Capital Revolver Loan. As we continue to pursue acquisitions, and other strategic transactions to expand and grow our business, while also enhancing shareholder value through share repurchases, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the six months ended March 31, 2017, cash provided by operations was $5,209,543, compared to $3,414,694 during the six months ended March 31, 2016. The increase in cash provided by operations of $1,794,849 as compared to the prior period; was primarily due to an increase in net income of $1,750,389, an increase in non-cash expenses of $1,511,431, an increase in the change to deferred income taxes of $1,869,295 and a decrease in cash provided by operations for working capital purposes of $3,336,266. The increase in net income was primarily attributable to our Vintage Stock acquisition effective November 3, 2017.

The increase in non-cash expenses was primarily due to an increase in depreciation and amortization expense of $962,227 from new equipment put into service at Marquis and new depreciation as a result of the Vintage acquisition.

Some of the significant changes in cash provided by or used by operations for working capital purposes, as compared to the prior year period include:

Cash provided by a decrease in prepaid expenses and other current assets of $2,103,194 was the primary result of financing deposits initially placed with equipment manufacturers from Banc of America Leasing & Capital LLC upon receiving and putting into service certain new equipment at Marquis.

Cash used to increase inventory of $3,543,967 was primarily the result of stocking and opening eight new stores for Vintage and value purchases of raw materials inventory for Marquis.

Cash used to pay down accounts payable of $2,644,141 was primarily the result of a concerted effort to decrease seasonal accounts payable levels at Vintage.

Cash provided by income taxes payable of $809,519 was the primary result of new accruals for current income taxes payable as a result of increased taxable income due to federal and state taxing authorities.

Cash used in investing activities was $54,507,921 and $123,204 for the six months ended March 31, 2017 and the six months ended March 31, 2016, respectively. The $54,384,717 increase in cash used in investing activities, as compared to the prior period, is primarily attributable to the acquisition of Vintage Stock for $57,310,900 of consideration given, net of cash acquired, and $10,000,000 of seller financing provided, and the purchase and placement into service of new equipment of $7,100,362, primarily for Marquis.

Cash provided by financing activities was $49,279,932 and used by financing activities of $2,598,185 for the six months ended March 31, 2017 and the six months ended March 31, 2016, respectively. The $51,878,117 increase in cash provided, as compared to the prior period, was attributable to increased borrowings on our two revolver loans of $14,349,439, $11,492,658 of which was used to help acquire Vintage Stock; proceeds from the Capitala Term Loan of $30,000,000, both of which were used to help acquire Vintage Stock; proceeds from Banc of America Leasing & Capital LLC in the amount of $6,984,434 for equipment financing at Marquis; partially offset by an increase in debt issuance costs of $1,155,000, an increase in payments of notes payable of $1,226,614, reduction in payment of non-controlling interests of $2,000,000, reduction in payment of related party notes payable of $845,566, and a reduction in purchases of Treasury Stock of $80,292.

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

Bank of America Revolver

Marquis may borrow funds for operations under the Bank of America Revolver subject to availability as described in Note 6. On March 31, 2017 and September 30, 2016 – we had $10,027,547 and $11,071,138 of additional borrowing availability on the Bank of America Revolver, respectively. Maximum borrowing under the Bank of America Revolver is $15 million. A total of approximately $72,715 of letters of credit was outstanding at March 31, 2017. The weighted average interest rate for the period of October 1, 2016 through March 31, 2017 was 3.45%. We borrowed $45,174,161 and repaid $42,689,056 on the Bank of America Revolver during the six months ended March 31, 2017; leaving an outstanding balance on the Bank of America Revolver of $2,707,694 and $222,590 at March 31, 2017 and September 30, 2016, respectively.

Texas Capital Bank Revolver

Vintage Stock may borrow funds for operations under the Texas Capital Bank Revolver subject to availability as described in Note 6. On March 31, 2017 and November 3, 2016 – we had $2,252,845 and $2,562,782 of additional borrowing availability on the Texas Capital Bank Revolver, respectively. Maximum borrowing under the Texas Capital Bank Revolver is $20 million. No letters of credit were outstanding at any time during the period of November 3, 2016 through March 31, 2017. The weighted average interest rate for the period of November 3, 2016 through March 31, 2017 was 3.44606%. We borrowed $43,325,404 and repaid $30,654,766 on the Texas Capital Bank Revolver during the period of November 3, 2016 through March 31, 2017; leaving an outstanding balance on the Texas Capital Bank Revolver of $12,670,638 at March 31, 2017.

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

Off-Balance Sheet Arrangements

At March 31, 2017, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2017, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk, foreign customer purchases or commodity price risk.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over our existing financial reporting (with the exception of the Vintage Stock, Inc. acquisition as described below and elsewhere in this 10-Q report) during our most recently completed three month and six month periods end March 31, 2017 that have materially affected, or is reasonably likely, to materially affect our internal control over financial reporting.

In November, 2016, we acquired Vintage Stock, Inc. We are currently in the process of integrating Vintage Stock, Inc. into our assessment of our internal control over financial reporting. Vintage Stock, Inc. represents a significant portion of our operations on a consolidated basis and we expect this integration effort to have a significant effect on our internal control over financial reporting. Vintage Stock, Inc. represented 47.5% of our consolidated assets as of March 31, 2017 and 49.0% of our consolidated net revenues and 48.3% of consolidated pre-tax net income for the fiscal six months ended March 31, 2017.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is party to certain legal proceedings from time to time incidental to the conduct of tits business. These proceedings could result in fines, penalties, compensatory or treble dames or non-monetary relief. The nature of legal proceedings is such that we cannot assume the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of March 31, 2017, our annual results of operations, cash flows, or our liquidity.

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

Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include, but are not limited to:

o	The timing and allocations of new product releases;
o	The timing of new store openings or closings;
o	Shifts in the timing or content or certain promotions or service offerings;
o	The effect of changes in tax rates in the jurisdictions in which we are operating;
o	Acquisition costs and the integration of companies we acquire or invest in;
o	The costs associated with the exit of unprofitable markets or stores

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description
10.1	Amendment 5, Bank of America lending agreement
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of the Principal Executive Officer
32.2	Section 1350 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: May 11, 2017	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2017	/s/ Virland A Johnson
Chief Financial Officer
(Principal Financial Officer)

