Form 10-Q
period 2017-06-30
LIVE VENTURES Inc
filed 2017-08-10
CIK 1045742

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☑ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of June 30, 2017 was 2,010,413.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2017

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2017	2016
	(Unaudited)

Assets
Cash and cash equivalents	$4,275,052	$770,895
Trade and other receivables, net	11,376,486	8,334,801
Inventories, net	33,746,102	11,053,085
Prepaid expenses and other current assets	3,815,575	5,059,981
Total current assets	53,213,215	25,218,762

Property and equipment, net	21,081,840	14,014,501
Deposits and other assets	77,520	19,765
Deferred taxes	9,504,029	12,524,582
Intangible assets, net	2,779,351	1,689,790
Goodwill	39,066,061	–
Total assets	$125,722,016	$53,467,400

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$9,741,460	$5,402,654
Accrued liabilities	5,093,972	6,396,772
Income taxes payable	318,144	–
Current portion of notes payable	5,847,194	1,789,290
Total current liabilities	21,000,770	13,588,716

Notes payable, net of current portion	70,104,445	13,682,872
Note payable, related party	2,000,000	2,000,000
Total liabilities	93,105,215	29,271,588

Commitment and contingencies

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at June 30, 2017 and no shares issued and outstanding at September 30, 2016	214	–
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at June 30, 2017 and at September 30, 2016, with a liquidation preference $38,352	10,866	10,866
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,088,186 shares issued and 2,010,413 shares outstanding at June 30, 2017; 2,819,327 shares issued and 2,789,205 shares outstanding at September 30, 2016	2,088	2,819
Paid in capital	56,841,245	53,319,217
Treasury stock (77,773 shares)	(796,393)	(300,027)
Accumulated deficit	(23,441,219)	(28,837,063)
Total stockholders' equity	32,616,801	24,195,812
Total liabilities and stockholders' equity	$125,722,016	$53,467,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Revenues	$41,377,493	$19,994,363	$112,102,582	$59,938,720
Cost of revenues	24,383,596	14,894,949	65,988,083	42,823,232
Gross profit	16,993,897	5,099,414	46,114,499	17,115,488

Operating expenses:
General and administrative expenses	9,335,904	2,172,366	25,544,443	6,696,637
Sales and marketing expenses	2,274,866	1,869,830	6,237,004	7,115,903
Total operating expenses	11,610,770	4,042,196	31,781,447	13,812,540
Operating income	5,383,127	1,057,218	14,333,052	3,302,948
Other (expense) income:
Interest expense, net	(2,127,790)	(270,007)	(5,612,319)	(950,476)
Other income	12,652	326,708	197,814	694,277
Total other (expense) income, net	(2,115,138)	56,701	(5,414,505)	(256,199)
Income before provision for income taxes	3,267,989	1,113,919	8,918,547	3,046,749
Provision for income taxes
Current tax expense:
Federal	29,685	–	298,390	–
State	(40,998)	–	202,322	–
Total Current tax expense	(11,313)	–	500,712	–
Deferred tax expense (benefit):
Federal	1,114,588	(12,254,278)	2,713,261	(11,840,298)
State	36,671	–	307,292	–
Total Deferred tax expense (benefit)	1,151,259	(12,254,278)	3,020,553	(11,840,298)
Total provision (benefit) for income taxes	1,139,946	(12,254,278)	3,521,265	(11,840,298)
Net income	2,128,043	13,368,197	5,397,282	14,887,047
Net income attributed to noncontrolling interest	–	–	–	124,194
Net income attributed to Live Ventures, Incorporated	$2,128,043	$13,368,197	$5,397,282	$14,762,853

Earnings per share:
Basic	$1.04	$4.76	$2.36	$5.25
Diluted	$0.55	$4.05	$1.31	$4.48

Weighted average common shares outstanding:
Basic	2,044,767	2,806,060	2,289,646	2,813,192
Diluted	3,869,248	3,297,012	4,131,912	3,292,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$5,397,282	$14,887,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisition:
Depreciation and amortization	3,112,786	1,623,013
Amortization of debt issuance cost	157,158	–
Stock based compensation expense	137,011	254,710
Loss on disposal of property and equipment	55,703	71,614
Non-cash interest expense associated with convertible debt and warrants	–	4,749
Non-cash issuance of common stock for services	–	22,500
Change in reserve for uncollectible accounts	(39,865)	30,073
Change in reserve for obsolete inventory	(771,971)	703,532
Change in contingent liability	–	(316,000)
Change in deferred income taxes	3,020,553	(12,254,278)
Changes in assets and liabilities:
Accounts receivable	(2,888,320)	(426,744)
Prepaid expenses and other current assets	2,104,859	55,849
Inventories	(1,760,954)	1,868,343
Deposits and other assets	(57,755)	16,325
Accounts payable	495,296	556,916
Accrued liabilities	(449,799)	333,874
Income taxes payable	318,144	(376,000)

Net cash provided by operating activities	8,830,128	7,055,523

INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired and seller financing provided	(47,310,900)	–
Purchase of intangible assets - Software	(124,230)	–
Proceeds from the sale of property and equipment	37,920	653,857
Purchases of property and equipment	(7,753,755)	(3,343,937)

Net cash used in investing activities	(55,150,965)	(2,690,080)

FINANCING ACTIVITIES:
Net borrowings under revolver loans	17,152,852	(2,485,546)
Payments of debt issuance costs	(1,155,000)	(415,757)
Payment for the purchase of the noncontrolling interest	–	(2,000,000)
Proceeds from issuance of notes payable	36,984,434	10,050,521
Payment of series E preferred stock dividends	(959)	(959)
Purchase of treasury stock	(496,366)	(202,005)
Payments on notes payable	(2,659,967)	(4,400,114)
Payments on notes payable, related party	–	(4,505,979)

Net cash provided by (used in) financing activities	49,824,994	(3,959,839)

INCREASE IN CASH AND CASH EQUIVALENTS	3,504,157	405,604

CASH AND CASH EQUIVALENTS, beginning of period	770,895	2,727,818

CASH AND CASH EQUIVALENTS, end of period	$4,275,052	$3,133,422

Supplemental cash flow disclosures:
Interest paid	$4,340,486	$842,202
Income taxes paid	$103,704	$466,000
Noncash financing and investing activities:
Notes payable issued to sellers of Vintage Stock	$10,000,000	$–
Conversion of accrued expense liabilities into common stock	$584,500	$–
Conversion of accrued expense liability to Series B preferred stock	$2,800,000
Accrued and unpaid dividends	$479	$480
Note payable issued for purchase of noncontrolling interest	$–	$500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2017 AND 2016

Note 1:	Background and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Live Ventures, Incorporated, a Nevada corporation, and its subsidiaries (collectively the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium sized business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The Company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments Manufacturing, Retail and Online (our new name for the previously named Marketplace Platform segment) and Services. With Marquis Industries, Inc., the Company is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. With Vintage Stock, Inc. (“Vintage Stock”), the Company is engaged in the sale of new and used movies, music, collectibles, comics, books, games, game systems and components.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three months and nine months ended June 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2017. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2016 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 29, 2016 (the “2016 10-K”).

All data for common stock, options and warrants have been adjusted to reflect the 1-for-6 reverse stock split (which took effect on December 5, 2016) for all periods presented. In addition, all common stock prices, and per share data for all periods presented have been adjusted to reflect the 1-for-6 reverse stock split.

Note 2:	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Live Ventures Incorporated and its wholly-owned subsidiaries. On July 6, 2015, the Company acquired 80% of Marquis Industries, Inc. and subsidiaries (“Marquis”). Effective November 30, 2015, the Company acquired the remaining 20% of Marquis. On November 3, 2016, the Company acquired 100% of Vintage Stock, Inc., a Missouri corporation (“Vintage Stock”), through its newly formed, wholly-owned subsidiary, Vintage Stock Affiliated Holdings LLC (“VSAH”). All intercompany transactions and balances have been eliminated in consolidation.

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

he net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of operations. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to attribute its share of losses, if applicable, even if that attribution results in a deficit NCI balance.

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

Significant estimates made in connection with the accompanying consolidated financial statements include the estimate of dilution and fees associated with billings, the estimated reserve for doubtful current and long-term trade and other receivables, the estimated reserve for excess and obsolete inventory, estimated fair value and forfeiture rates for stock-based compensation, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, current portion of notes payable, valuation allowance against deferred tax assets and estimated useful lives for intangible assets and property and equipment.

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs).

Cash and Cash Equivalents

Cash and Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade and Other Receivables

The Company grants trade credit to customers under credit terms that it believes are customary in the industry it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the balance receivable for credit approved accounts. The factor purchases the trade receivable(s) for the gross amount of the respective invoice(s), less factoring commissions, trade and cash discounts which is recorded as general and administrative expense. The factor charges the Company a factoring commission for each trade account, which is between 0.75-1.00% of the gross amount of the invoice(s) factored on the date of the purchase, plus interest calculated at 3.25%-6% per annum. The minimum annual commission due the factor is $75,000 per contract year. The total amount of trade receivables factored was $27,373,263 and $26,835,303 for the nine months ended June 30, 2017 and 2016, respectively.

Reserve for Doubtful Accounts

The Company maintains a reserve for doubtful accounts, which includes reserves for accounts and other receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The reserve for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade and other receivables. This reserve is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade and other receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At June 30, 2017 and September 30, 2016, the allowance for doubtful accounts was $1,121,569 and $1,161,434, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis) or the net realizable of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At June 30, 2017 and September 30, 2016, the reserve for obsolete inventory was $91,940.

Retail and Online Segment

Merchandise Inventories are valued at the lower of cost or market generally using the average cost method which approximates first in first out or FIFO. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units in inventory available for sale. Pre-owned products traded in by customers are recorded as merchandise inventory for the amount of cash consideration or store credit less any premiums given to the customer. Management reviews the merchandise inventory to make required adjustments to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing merchandise inventory, management considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Management’s ability to assess these factors is dependent upon forecasting customer demand and to provide a well-balanced merchandise assortment. Merchandise Inventory valuation is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Merchandise inventory reserves as of June 30, 2017 and September 30, 2016 were $1,634,821 and $1,013,870, respectively.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to forty years. Depreciation expense was $976,296 and $504,063 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $2,677,039 and $1,449,221 for the nine months ended June 30, 2017 and 2016, respectively.

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

The Company’s intangible assets consist of goodwill, customer relationships intangible, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 15 years. Goodwill is not amortized, but evaluated for impairment on at least an annual basis. Intangible amortization expense is $113,245 and $435,747 for the three months and nine months ended June 30, 2017. Intangible amortization expense is $57,930 and $173,796 for the three months and nine months ended June 30, 2016.

Revenue Recognition

Manufacturing Segment

The Manufacturing Segment derives revenue primarily from the sale of carpet products, including shipping and handling amounts, which are recognized when the following criteria are met: there is persuasive evidence that a sales agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title to the goods and assumes the risks and rewards of ownership, which is generally on the date of shipment. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers.

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

Customer Liabilities

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Revenue is subsequently recognized when the credits and gift cards are redeemed. In addition, breakage is recognized quarterly on unused customer liabilities older than two years to the extent that our management believes the likelihood of redemption by the customer is remote, based on historical redemption patterns. To the extent that future redemption patterns differ from those historically experienced, there will be variations in the recorded breakage. Breakage for the three months ended June 30, 2017 was $25,092. Breakage of $98,183 for the period of November 3, 2016 through June 30, 2017 is recorded in other income in our consolidated financial statements.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. A valuation allowance would be provided for those deferred tax assets for which if it is more-likely-than-not that the related benefit will not be realized. The Company classifies tax-related penalties and interest as a component of income tax expense for financial statement presentation. As of June 30, 2017 there are no uncertain tax positions for federal or state income tax purposes. The Company is not under audit in any jurisdiction. The Company’s policy is to record uncertain tax positions as a component of income tax expense.

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

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. There were no derivative financial instruments as of June 30, 2017 and September 30, 2016, respectively.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ equity.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company has determined that it does not use contracts with its customers. The Company is assessing the remaining provisions of the new revenue guidance and determine the impact of matching direct selling costs to revenues and what effect it might have on our financial statements. We are continuing to evaluate the impact of the transition methods on our financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This standard changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We have adopted this standard and do not anticipate that this standard will have a material impact on our consolidated financial statements.

ASU 2017-04 - ASU 2017-04, Simplifying the Test for Goodwill Impairment, eliminates step 2 from the goodwill impairment test.  As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired.  The ASU is required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill.

The ASU has staggered effective dates.  A public business entity that is an SEC filer should prospectively adopt the ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

ASU 2016-18, Restricted Cash, updates Topic 230, Statement of Cash Flows, to require that a statement of cash flows explain the change during the period in restricted cash or restricted cash equivalents, in addition to changes in cash and cash equivalents.  That is, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  Consequently, transfers between cash and restricted cash will not be presented as a separate line item in the operating, investing or financing sections of the cash flow statement. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  For all other entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019.  The amendments should be applied retrospectively to each period presented.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption.  Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The ASU is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period for which the financial statements have not been issued or made available to be issued. Certain detailed transition provisions apply if an entity elects to early adopt. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

ASU 2017-09, Scope of Modification Accounting, clarifies Topic 718, Compensation – Stock Compensation, such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification. The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification.  The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years.  Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3:	Balance Sheet Detail Information

	June 30,	September 30,
	2017	2016
Trade and other receivables, current, net:
Accounts receivable, current	$12,153,483	$9,151,663
Less: Reserve for doubtful accounts	(776,997)	(816,862)
	$11,376,486	$8,334,801
Trade and other receivables , long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Reserve for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total trade and other receivables, net:
Gross trade and other receivables	$12,498,055	$9,496,235
Less: Reserve for doubtful accounts	(1,121,569)	(1,161,434)
	$11,376,486	$8,334,801
Components of reserve for doubtful accounts are as follows:
Reserve for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,617
Reserve for customer refunds	1,042	1,230
Reserve for other trade receivables	56,910	96,587
	$1,121,569	$1,161,434
Inventory
Raw materials	$7,708,749	$6,664,286
Work in progress	796,707	773,238
Finished goods, includes merchandise	26,967,407	4,721,371
	35,472,863	12,158,895
Less: Inventory reserves	(1,726,761)	(1,105,810)
	$33,746,102	$11,053,085
Property and equipment, net:
Building and improvements	$7,515,236	$6,780,959
Transportation equipment	77,419	77,419
Machinery and equipment	17,317,941	10,211,565
Furnishings and fixtures	1,951,439	192,701
Office, computer equipment and other	214,807	216,793
	27,076,842	17,479,437
Less: Accumulated depreciation	(5,995,002)	(3,464,936)
	$21,081,840	$14,014,501
Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$18,957
Website and software related intangibles	1,525,308	–
Customer Relationships intangible	439,039	439,039
Purchased software	1,500,000	1,500,000
	3,483,304	1,957,996
Less: Accumulated amortization	(703,953)	(268,206)
	$2,779,351	$1,689,790
Accrued liabilities:
Accrued payroll and bonuses	$1,078,686	$922,299
Accrued software costs	–	584,500
Accrued fee due Kingston Diversified Holdings LLC	–	2,800,000
Accrued sales and property taxes	597,555	270,183
Deferred rent	440,684	4,092
Accrued gift card liability	289,520	–
Accrued interest payable	467,506	–
Accrued uncashed checks	815,338	–
Customer deposits	303,568	169,965
Accrued expenses - other	1,101,115	1,645,733
	$5,093,972	$6,396,772

Note 4;	Acquisition

Vintage Stock Inc.

On November 3, 2016 (the “Closing Date”), the Company, through its newly formed, wholly-owned subsidiary, VSAH, entered into a series of agreements in connection with its purchase of Vintage Stock. Vintage Stock is a retailer that sells, buys and trades new and used movies, books, collectibles, games, comics, music and other retail products.

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

The preliminary purchase price allocation is subject to change. We will complete this analysis to determine the fair value of inventory, prepaid expenses and other current assets, property and equipment, intangibles, notes payable and accrued expenses on the acquisition date. The provisional goodwill recorded of $39,066,061 is the amount of the consideration given, less the preliminary purchase price allocation given to assets less liabilities assumed. Goodwill is not deductible for tax purposes. Once this analysis is complete, we will adjust, if necessary, the provisional amounts assigned to inventory, prepaid expenses and other current assets, property and equipment, intangibles, notes payable and accrued expenses in the accounting period in which the analysis is completed.

In connection with the purchase of Vintage, there were no additional one-time expenses incurred during the last six months ended June 30, 2017. However, we incurred bank fees of $15,000, appraisal fees of $20,497, legal fees of $192,339 and consulting fees of $119,774 – for a total of $347,610 in one-time expenses; all of which was recorded as general and administrative expense during the first three months ended December 31, 2016. The Company issued $10,000,000 in subordinated acquisition notes payable to the sellers of Vintage Stock as more fully described in Note 6.

The operating results of VSAH and Vintage Stock have been included in our unaudited condensed consolidated financial statements beginning on November 3, 2016 and are reported in our Retail and Online segment.

The unaudited pro forma information below present statement of income data for the three and nine months ended June 30, 2016 as if the acquisition of Vintage took place on October 1, 2015.

	(Unaudited)
	Three Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2016
Net revenue	$19,259,031	$58,632,726
Gross profit	11,080,557	32,739,140
Operating income	3,009,180	8,495,869
Net income	1,472,308	4,403,051
Earnings per basic common share	$0.52	$1.57

Note 5:	Goodwill and Other Intangibles

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

The following summarizes estimated future amortization expense related to intangible assets that have net balances as of June 30, 2017:

2018	$751,991
2019	751,991
2020	500,534
2021	243,555
2022	243,555
Thereafter	287,725
$2,779,351

Note 6:	Notes Payable

Bank of America Revolver Loan

On July 6, 2015, Marquis entered into a $15 million revolving credit agreement with Bank of America Corporation (“BofA Revolver”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis assets. Availability under the Bank of America Revolver is subject to a monthly borrowing base calculation.

Payment obligations under the BofA Revolver include monthly payments of interest and all outstanding principal and accrued interest thereon due in July 2020, which is when the BofA Revolver loan agreement terminates.

Borrowing availability under the BofA Revolver is limited to a borrowing base which allows Marquis to borrow up to 85% of eligible accounts receivable, plus the lesser of 1) $7,500,000; 2) 65% of the value of eligible inventory; or 3) 85% of the appraisal value of the eligible inventory. For purposes of clarity and definition of the advance rate for inventory – it shall be 55.3% for raw materials, 0% for work-in-process and 70% for finished goods subject to eligibility, special reserves and advance limit. Letters of credit reduce the amount available to borrow under the BofA Revolver by an amount equal to the face value of the letters of credit.

As of February 22, 2017, Marquis’s ability to make prepayments against Marquis subordinated debt including the related party loan with Isaac Capital Group and pay cash dividends is generally permitted if 1) excess availability under the BofA Revolver is more than $4 million, and has been for each of the 90 days preceding the requested distribution and 2) excess availability under the BofA Revolver is more than $4 million, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 2:1 or greater. Restrictions apply to our ability to make additional prepayments against Marquis subordinated debt and pay cash dividends if the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is less than 2:1 and excess availability under the BofA Revolver is less than $4 million at the time of payment or distribution. There is no restriction on dividends that can be taken by the Company so long as Marquis maintains $4 million of current availability at the time of the dividend or distribution. This translates to having no restriction on Net Income so long as the Company retains sufficient assets to establish $4 million of current availability and continues to meet the required fixed charge coverage ratio of 2:1 as stated above.

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

The BofA Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Marquis, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Marquis or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Marquis or certain of its subsidiaries. During the period of October 1, 2016 through June 30, 2017, Marquis cumulatively borrowed $68,597,210 and repaid $63,553,469 under the BofA Revolver. Our maximum borrowings outstanding during the same period were $7,770,651. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2016 through June 30, 2017 was 3.42%. As of June 30, 2017, total additional availability under the BofA Revolver was $6,989,630; with $5,266,331 outstanding, and outstanding standby letters of credit of $72,715.

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

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares or any shares into which they may be converted or from which they may be exchanged. As a result of this agreement, the Company recorded $2,800,000 as an outstanding accrued liability as of September 30, 2016. As of June 30, 2017 and September 30, 2016, the Company had no borrowings on the Kingston line of credit. On December 29, 2016 the Company issued 55,888 shares of Series B Convertible Preferred shares in settlement of the outstanding accrued liability due Kingston of $2,800,000.

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

Note #4 is $1,095,113, secured by equipment. The Equipment Loan#4 is due December 30, 2023, payable in 81 monthly payments of $15,901 beginning April 30, 2017, with final payment due December 30, 2023, interest at 4.8907% per annum.

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

Vintage Stock’s ability to make prepayments against Vintage Stock subordinated debt including the Capitala Term Loan and pay cash dividends is generally permitted if 1) excess availability under the TCB Revolver is more than $2 million, and is projected to be within 12 months after such payment and 2) excess availability under the TCB Revolver is more than $2 million, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.2:1.0 or greater. Restrictions apply to our ability to make additional prepayments against Vintage subordinated debt including the Capitala Term Loan and pay cash dividends if the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is less than 1.2:1.0 and excess availability under the TCB Revolver is less than $2 million at the time of payment or distribution. There is no restriction on dividends that can be taken by the Company so long as Vintage maintains $2 million of current availability at the time of the dividend or distribution. This translates to having no restriction on Net Income so long as the Company retains sufficient assets to establish $2 million of current availability and continues to meet the required fixed charge coverage ratio of 1.2:1 as stated above.

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

The TCB Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Vintage Stock, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock. During the period of November 3, 2016 through June 30, 2017, Vintage Stock cumulatively borrowed $59,904,850 and repaid $47,795,739 under the TCB Revolver. Our maximum borrowings outstanding during the period of November 3, 2016 through June 30, 2017 were $14,460,716. Our weighted average interest rate on those outstanding borrowings for the period of November 3, 2016 through June 30, 2017 was 3.45560%. As of June 30, 2017, total additional availability under the TCB Revolver was $2,789,415, with $12,109,111 outstanding; and outstanding standby letters of credit of $0. In connection with the TCB Revolver, Vintage incurred $25,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the TCB Revolver.

Capitala Term Loan

On November 3, 2016, the Company, through VSAH, entered into a series of agreements in connection with its purchase of Vintage Stock. As a part of those agreements, VSAH and Vintage Stock (the “Term Loan Borrowers”) obtained $29,871,650 of mezzanine financing from the Lenders as defined in the term loan agreement (the “Term Loan Lenders”), and Capitala Private Credit Fund V, L.P., in its capacity as lead arranger. Wilmington Trust, National Association, acts as administrative and collateral agent on behalf of the Term Loan Lenders (the “Term Loan Administrative Agent”).

The Term loans under the term loan agreement (collectively the “Capitala Term Loan”) bear interest at the LIBO rate (as described below) or base rate, plus an applicable margin in each case. In their loan notice to the Term Loan Administrative Agent, the Term Loan Borrowers selected the LIBO rate for the initial term loans made under the term loan agreement on the Closing Date.

The interest rate for LIBO rate loans under the term loan agreement is equal to the sum of (a) the greater of (i) a rate per annum equal to (A) the offered rate for deposits in United States Dollars for the applicable interest period and for the amount of the applicable loan that is a LIBOR loan that appears on Bloomberg ICE LIBOR Screen (or any successor thereto) that displays an average ICE Benchmark Administration Limited Interest Settlement Rate for deposits in United States Dollars (for delivery on the first day of such interest period) with a term equivalent to such interest period, determined as of approximately 11:00 a.m. (London time) two business days prior to the first day of such interest period, divided by (B) the sum of one minus the daily average during such interest period of the aggregate maximum reserve requirement (expressed as a decimal) then imposed under Regulation D of the Federal Reserve Board for “Eurocurrency Liabilities” (as defined therein), and (ii) 0.50% per annum, plus (b) the sum of (i) 12.50% per annum in cash pay plus (ii) 3.00% per annum payable in kind by compounding such interest to the principal amount of the obligations under the Term Loan Agreement on each interest payment date.

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

There are also various mandatory prepayment triggers under the term loan agreement, including in respect of excess cash flow, dispositions, equity and debt issuances, extraordinary receipts, equity contributions, change in control, and failure to obtain required landlord consents. Our weighted average interest rate on our Capitala Term Loan outstanding borrowings for the period of November 3, 2016 through June 30, 2017 was 16.31554%. In connection with the Capitala Term Loan, Vintage incurred $1,088,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Capitala Term Loan.

Sellers Subordinated Acquisition Note

In connection with the purchase of Vintage Stock., on November 3, 2016, VSAH and Vintage Stock entered into a seller financed mezzanine loan in the amount of $10 million with the previous owners of Vintage Stock. The Sellers Subordinated Acquisition Note bears interest at 8% per annum, with interest payable monthly in arrears. The Sellers Subordinated Acquisition Note matures five years and six months from November 3, 2016.

We are currently in compliance with all covenants under our existing revolving and other loan agreements.

Notes payable as of June 30, 2017 and September 30, 2016 consisted of the following:

	June 30,	September 30,
	2017	2016
Bank of America Revolver Loan - variable interest rate based upon a base rate plus a margin, interest payable monthly, maturity date July 2020, secured by substantially all Marquis assets	$5,266,331	$222,590
Texas Capital Bank Revolver Loan - variable interest rate based upon the one-month LIBOR rate plus a margin, interest payable monthly, maturity date November 2020, secured by substantially all Vintage Stock assets	12,109,111	–
Note Payable Capitala Term Loan - variable interest rate based upon a base rate plus a margin, 3% per annum interest payable in kind, with the balance of interest payable monthly in cash, principal due quarterly in the amount of $725,000, maturity date November 2021, note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	28,415,651	–
Note Payable to the Sellers of Vintage Stock, interest at 8% per annum, with interest payable monthly, maturity date May 2022, note subordinate to both Texas Capital Bank Revolver and Capitala Term Loan, secured by Vintage Stock Assets	10,000,000	–
Note #1 Payable to Banc of America Leasing & Capital LLC - interest at 3.8905% per annum, with interest and principal payable monthly in the amount of $84,273 for 59 months, beginning September 23, 2016, with a final payment due in the amount of $584,273, maturity date September 2021, secured by equipment	4,309,354	4,931,937
Note #2 Payable to Banc of America Leasing & Capital LLC - interest at 4.63% per annum, with interest and principal payable monthly in the amount of $34,768 for 59 months, beginning January 30, 2017, with a final payment due in the amount of $476,729, maturity date January 2022, secured by equipment	2,050,830	–
Note #3 Payable to Banc of America Leasing & Capital LLC - interest at 4.7985% per annum with interest and principal payable monthly in the amount of $51,658 for 84 months, beginning January 30, 2017, secured by equipment.	3,455,617	–
Note #4 Payable to Banc of America Leasing & Capital LLC - interest at 4.8907% per annum, with interest and principal payable monthly in the amount of $15,901 for 81 months, beginning April 30, 2017, secured by equipment.	1,060,659	–
Note Payable to Store Capital Acquisitions, LLC, - interest at 9.25% per annum, with interest and principal payable monthly in the amount of $73,970 for 480 months, beginning July 1, 2016, maturity date of June 2056, secured by Marquis land and buildings	9,334,312	9,351,796
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 2.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	180,346	198,569
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 1.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	249,766	249,766
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	206,529	206,529
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500,000	500,000
Note payable to individual, interest at 8.25% per annum, payable on a 120 day written demand notice, unsecured	225,000	225,000
Total notes payable	77,363,506	15,886,187
Less unamortized debt issuance costs	(1,411,867)	(414,025)
Net amount	75,951,639	15,472,162
Less current portion	(5,847,194)	(1,789,290)
Long-term portion	$70,104,445	$13,682,872

Future maturities of debt at June 30, 2017 are as follows which does not include related party debt separately stated:

Years ending June 30,
2018	$6,081,238
2019	4,801,499
2020	10,153,524
2021	17,085,972
2022	18,889,319
Thereafter	20,351,954
Total	$77,363,506

Note 7:	Note Payable, Related Party

In connection with the purchase of Marquis by the Company, Marquis entered into a mezzanine loan in the amount of up to $7,000,000 with Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the Chief Executive Officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021. As of June 30, 2017 and September 30, 2016, there was $2,000,000 outstanding on this mezzanine loan.

Note 8:	Stockholders’ Equity

Series B Convertible Preferred Stock

On December 27, 2016 the Company established a new series of preferred stock, Series B Convertible Preferred Stock. The shares, as a series, are entitled to dividends on our Common Stock as declared by the Board of Directors, in an amount equal to $1.00 (in the aggregate for all then-issued and outstanding shares of Series B Convertible Preferred Stock). The series does not have any redemption rights [or Stock basis, except as otherwise required by the Nevada Revised Statutes. The series does not provide for any specific allocation of seats on the Board of Directors. At any time and from time to time, the shares of Series B Convertible Preferred Stock are convertible into shares of Common Stock at a ratio of one series B preferred share into five shares of common stock, subject to equitable adjustment in the event of forward stock splits and reverse stock splits.

The holders of shares of the Series B Convertible Stock have agreed not to sell transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of such shares or any shares into which they may be converted (e.g., common stock) or for which they may be exchanged. This “lockup” agreement expires on December 31, 2021. Our Warrant Agreements with ICG have been amended to provide that the shares underlying those warrants are exercisable into shares of Series B Convertible Preferred Stock, which warrant shares are also subject to the same “lockup” agreement as the currently outstanding shares of Series B Convertible Preferred Stock.

During the nine months ended June 30, 2017, the Company issued:

55,888 shares of Series B Convertible Preferred Stock were issued to Kingston Diversified Holdings LLC on December 29, 2016 to settle and pay for an outstanding accrued liability in the amount of $2,800,000. The 55,888 shares of Series B Convertible Preferred Stock issued is convertible at an exchange ratio of (five) shares of common stock for each share of Series B Convertible Preferred Stock, or 279,440 shares of common stock.

158,356 shares of Series B Convertible Preferred Stock were issued to Isaac Capital Group (“ICG”) on December 27, 2016 in exchange for 791,758 shares of our common stock at an exchange ratio of (five) shares of common stock for each share of Series B Convertible Preferred Stock.

Series E Convertible Preferred Stock

Pursuant to an existing offer, holders of 2,197 shares of the Company’s common stock exchanged their shares for 127,840 shares of series E convertible preferred stock, at the then $5.10 market value per share of the common stock. The shares carry a $0.30 per share liquidation preference and accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into common shares on a one-to-one basis together with payment of $85.50 per converted share.

Series E Convertible Preferred Stock Dividends

During the nine months ended June 30, 2017 and June 30, 2016, the Company accrued dividends of $1,438 and $1,438, respectively, payable to holders of Series E preferred stock. As of June 30, 2017 and September 30, 2016 unpaid dividends were $479 and $959, respectively.

Common Stock

On November 22, 2016, the Company’s board of directors authorized a one-for-six reverse stock split and a contemporaneous one-for-six (1:6) reduction in the number of authorized shares of common stock from 60,000,000 to 10,000,000 shares, to take effect for stockholders of record as of December 5, 2016. No fractional shares were issued.

All share, option and warrant related information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the decreased number of shares resulting in this action.

During the three months ended June 30, 2017, the Company did not issue any common shares.

During the nine months ended June 30, 2017, the Company issued:

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

During the nine months ended June 30, 2016, the Company issued:

2,158 shares of common stock for services rendered at $20,000. The value was based on the market value of the Company’s common stock on the date of issuance.

Treasury Stock

For the year ended September 30, 2016, the Company purchased 30,122 shares of its common stock in the open market (treasury shares) for $300,027. For the three month and nine month periods ended June 30, 2017, the Company purchased 47,651 additional shares of its common stock in the open market (treasury shares) for $496,366. The Company accounted for the purchase of these treasury shares using the cost method.

2014 Omnibus Equity Incentive Plan

On January 7, 2014, our Board of Directors adopted the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which authorizes issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights and unrestricted ordinary shares to our directors, officer, employees, consultants and advisors. The Company has reserved up to 300,000 shares of common stock for issuance under the 2014 Plan. The Company’s stockholders approved the 2014 Plan on July 11, 2014.

Note 9:	Series B Convertible Preferred Stock Warrants

The Company issued several notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants outstanding at June 30, 2017:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2016	118,029	$20.80	1.73	$4,307,493
Granted	–
Exercised	–
Outstanding at June 30, 2017	118,029	$10.34	0.98	$3,646,530
Exercisable at June 30, 2017	118,029	$10.34	0.98	$3,646,530

Most of the above warrants were issued in connection with the conversion of convertible notes from ICG. When the debts were converted and warrants were issued; the Company determined the fair value of the warrants using the Black-Scholes-Merton model and took a charge to interest expense at the date of issuance.

On December 27, 2016, ICG and the Company agreed to amend and exchange the common stock warrants for warrants to purchase shares of Series B Convertible Preferred Stock, and the number of warrants held adjusted by an exchange ratio of 5:1 shares of common stock for shares of Series B Convertible Preferred Stock. ICG, the holder of the warrants outstanding, is not permitted to sell, transfer, assign, hypothecate, pledge, margin, hedge, trade or otherwise obtain or attempt to obtain any economic value from the shares of Series B Convertible Preferred Stock should the warrants be exercised prior to December 31, 2021. All warrant related information presented in these condensed consolidated financial statements and accompanying footnotes has been retroactively adjusted to reflect the conversion of all common stock warrants outstanding to warrants to purchase shares of Series B Convertible Preferred Stock resulting in this action.

The exercise price for the warrants outstanding and exercisable into shares of Series B Convertible Preferred Stock at June 30, 2017 is as follows:

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

Stock Options

The following table summarizes stock option activity for the nine months ended June 30, 2017:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2016	175,000	$11.22	3.75	$346,500
Granted	36,668
Exercised	–
Forfeited	–
Outstanding at June 30, 2017	211,668	$13.19	3.73	$248,500
Exercisable at June 30, 2017	175,000	$9.29	2.49	$248,500

The Company recognized compensation expense of $67,491 and $79,824 for the three months ended June 30, 2017 and 2016, respectively. The Company recognized compensation expense of $137,011 and $254,710 during the nine months ended June 30, 2017 and 2016, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures.

At June 30, 2017, the Company has $428,306 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as compensation expense through December of 2021.

The exercise price for stock options outstanding and exercisable outstanding at June 30, 2017 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
31,250	$5.00	31,250	$5.00
25,000	7.50	25,000	7.50
31,250	10.00	31,250	10.00
4,167	10.86
4,167	10.86
4,167	10.86
4,167	10.86
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
75,000	15.18	75,000	15.18
4,000	23.41
4,000	27.60
4,000	31.74
4,000	36.50
4,000	41.98
211,668		175,000

The following table summarizes information about the Company’s non-vested shares outstanding as of June 30, 2017:

		Weighted
		Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at September 30, 2016	6,250	$14.22
Granted	36,668	$17.70
Vested	(6,250)	$14.22
Non-vested at June 30, 2017	36,668	$17.70

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

Net earnings per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average shares of common stock outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company’s Consolidated Balance Sheet. Diluted net earnings per share is computed using the weighted average number of common shares outstanding and if dilutive, potential common shares outstanding during the period. Potential shares of common stock consist of the additional shares of common stock issuable in respect of restricted share awards, stock options and convertible preferred stock. Preferred stock dividends are subtracted from net earnings to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Basic

Net income attributed to Live Ventures Incorporated	$2,128,043	$13,368,197	$5,397,282	$14,762,853
Less: preferred stock dividends	(479)	(479)	(1,438)	(1,438)
Net income applicable to common stock	$2,127,564	$13,367,718	$5,395,844	$14,761,415

Weighted average common shares outstanding	2,044,767	2,806,060	2,289,646	2,813,192

Basic earnings per share	$1.04	$4.76	$2.36	$5.25

Diluted

Net income (loss) applicable to common stock	$2,127,564	$13,367,718	$5,395,844	$14,761,415
Add: preferred stock dividends	479	479	1,438	1,438
Net income applicable for diluted earnings per share	$2,128,043	$13,368,197	$5,397,282	$14,762,853

Weighted average common shares outstanding	2,044,767	2,806,060	2,289,646	2,813,192
Add: Options	35,296	21,396	53,081	19,964
Add: Common Stock Warrants	–	341,716	–	331,511
Add: Series B Preferred Stock	1,071,200	–	1,071,200	–
Add: Series B Preferred Stock Warrants	590,145	–	590,145	–
Add: Series E Preferred Stock	127,840	127,840	127,840	127,840
Assumed weighted average common shares outstanding	3,869,248	3,297,012	4,131,912	3,292,507

Diluted earnings per share	$0.55	$4.05	$1.31	$4.48

There are 124,168 and 111,668 common stock options that are anti-dilutive that are not included in the three month and nine months ended June 30, 2017 diluted earnings per share computations, respectively.

Note 12:	Related Party Transactions

For the three months ended June 30, 2017 and 2016, the Company recognized total interest expense of $63,194 and $127,280, respectively. During the nine months ended June 30, 2017 and June 30, 2016, the Company recognized total interest expense of $189,583 and $498,510, respectively, associated with the ICG notes. The two outstanding Cathay Bank notes are guaranteed by Tony Isaac, a director of the company.

Also see Notes 7, 8 and 9.

Note 13:	Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble dames or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of June 30, 2017, results of operations, cash flows or liquidity of the Company.

Note 14:	Income Taxes

The income tax rate for the six months ended June 30, 2017 and June 30, 2016 was 39.5% and (388.6)% respectively. The effective income tax rate differs than the U.S. federal statuary rate primarily due to state taxes, changes in valuation allowances, and certain non-deductible expenses. As of June 30, 2017, and June 30, 2016 the Company had no uncertain tax positions. There was no goodwill impairment. The Company is subject to taxation and files income tax returns in the U.S., and various state jurisdictions. The Company is subject to audit for U.S. purposes for the current and prior three years; and for state purposes the current and prior four years. The Company has net operating loss carry-forwards of approximately $23.3 million for U.S. income tax purposes, these net operating loss carryforwards are subject to IRC Section 382 limitations and begin to expire in 2027.

In June of 2016, the Company removed and released $12,174,931 of valuation allowance relative to its deferred tax assets. ASC 740-10-30 provides that a valuation allowance should be recorded for any portion of a company’s deferred tax assets not expected to be realized in the future. All available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets. Future realization of the tax benefit ultimately depends on the existence of sufficient taxable income. In consideration of all of the available evidence, management made the decision that it is more likely than not the Company’s entire deferred tax asset will be realized in future years and the valuation allowance should be removed.

Note 15:	Concentration of Credit Risk

The Company maintains cash balances at banks in California, Idaho, New Mexico, Colorado, Texas, Missouri, Nevada, Oklahoma, Illinois, Arkansas and Georgia. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of June 30, 2017. At times, balances may exceed federally insured limits.

Note 16:	Segment Reporting

The Company operates in three segments which are characterized as: (1) Manufacturing, (2) Retail and Online and (3) Services. The Manufacturing Segment consists of Marquis Industries, the Retail and Online segment consists of Vintage Stock, Modern Everyday and LiveDeal.com, and the Services segment consists of the directory services business.

The following tables summarize segment information for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenues
Retail and Online	$19,267,959	$508,099	$54,020,215	$5,284,851
Manufacturing	21,898,645	19,243,019	57,429,871	53,881,143
Services	210,889	243,245	652,496	772,726
	$41,377,493	$19,994,363	$112,102,582	$59,938,720

Gross profit
Retail and Online	$10,953,602	$(616,754)	$30,105,864	$1,233,705
Manufacturing	5,839,412	5,483,896	15,388,787	15,143,363
Services	200,883	232,272	619,848	738,420
	$16,993,897	$5,099,414	$46,114,499	$17,115,488

Operating income (loss)
Retail and Online	$2,268,438	$(2,228,857)	$6,547,564	$(4,378,431)
Manufacturing	2,915,516	3,055,516	7,168,164	6,946,781
Services	199,173	230,559	617,324	734,598
	$5,383,127	$1,057,218	$14,333,052	$3,302,948

Depreciation and amortization
Retail and Online	$329,416	$65,404	$884,522	$201,647
Manufacturing	760,125	496,591	2,228,264	1,421,366
Services	–	–	–	–
	$1,089,541	$561,995	$3,112,786	$1,623,013

Interest expenses
Retail and Online	$1,600,589	$10,346	$4,283,015	$121,319
Manufacturing	527,201	259,661	1,329,304	829,157
Services	–	–	–	–
	$2,127,790	$270,007	$5,612,319	$950,476

Net income (loss) before provision for income taxes
Retail and Online	$797,504	$(1,573,841)	$2,842,206	$(3,319,139)
Manufacturing	2,175,749	2,457,201	5,363,455	5,643,733
Services	294,736	230,559	712,886	722,155
	$3,267,989	$1,113,919	$8,918,547	$3,046,749

			As of	As of
			June 30,	September 30,
			2017	2016
Total assets
Retail and Online			$41,070,216	$15,053,993
Manufacturing			49,717,336	38,333,437
Services			34,934,464	79,970
			$125,722,016	$53,467,400

Goodwill and intangible assets
Retail and Online			$41,464,911	$1,287,338
Manufacturing			380,501	402,452
Services			–	–
			$41,845,412	$1,689,790

Note 17:	Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months and nine months ended June 30, 2017, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our 2016 Form 10-K.

Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to (i) statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations and prospects, (v) statements about future results and future performance, (vi) statements that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the company with sufficient liquidity for the next 12 months; and (vii) statements that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2016 Form 10-Kunder Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Manufacturing Segment

Marquis Industries

Our Manufacturing segment is composed of Marquis Affiliated Holdings LLC and wholly-owned subsidiaries (“Marquis”). Marquis is a leading carpet manufacturer and a manufacturer of innovative yarn products, as well as a reseller of hard surface flooring products. Over the last decade, Marquis has been an innovator and leader in the value-oriented polyester carpet sector, which is currently the market’s fastest-growing fiber category. We focus on the residential, niche commercial, and hospitality end-markets and serve over 2,000 customers.

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

Retail and Online Segment

Our Retail and Online Segment is composed of Vintage Stock Affiliated Holdings LLC and wholly-owned subsidiaries (“Vintage”), Modern Everyday, Inc. (“MEI”) and LiveDeal Inc. (“LiveDeal”).

Vintage Stock

On November 3, 2016, Live Ventures through its wholly-owned subsidiary Vintage Stock Holdings LLC acquired 100% of Vintage Stock, V-Stock, Movie Trading Company and Entertainment (collectively “Vintage Stock”). Vintage Stock is a leading specialty entertainment retailer. Since its founding in 1980, Vintage Stock has established a strong reputation for being America’s largest entertainment superstore. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 33 Vintage Stock, 3 V-Stock, 13 Movie Trading company and 8 EntertainMart retail locations strategically positioned across Texas, Idaho, Oklahoma, Kansas, Missouri, Colorado, Illinois, Arkansas and New Mexico.

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

LiveDeal

LiveDeal Inc. operatesLiveDeal.com, a real time “deal engine” connecting restaurants with consumers. LiveDeal.com provides marketing solutions to restaurants to boost customer awareness and merchant visibility on the internet. The marketing solutions that LiveDeal.com provides have not provided any revenue to date. The Company is evaluating possibilities for using the LiveDeal.com deal engine for alternative marketable purposes.

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

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
Statement of Income Data:
Revenue	$41,377,493	100.0%	$19,994,363	100.0%
Cost of Revenue	24,383,596	58.9%	14,894,949	74.5%
Gross Profit	16,993,897	41.1%	5,099,414	25.5%
General and Administrative Expense	9,335,904	22.6%	2,172,366	10.9%
Selling & Marketing Expense	2,274,866	5.5%	1,869,830	9.4%
Operating Income	5,383,127	13.0%	1,057,218	5.3%
Interest Expense, Net	(2,127,790)	-5.1%	(270,007)	-1.4%
Other Income	12,652	0.0%	326,708	1.6%
Net Income before Income taxes	3,267,989	7.9%	1,113,919	5.6%
Provision (benefit) for Income Taxes	1,139,946	2.8%	(12,254,278)	-61.3%
Net Income attributed to Live Ventures	$2,128,043	5.1%	$13,368,197	66.9%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Three Months Ending		Three Months Ending
	June 30, 2017		June 30, 2016
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Used Movies, Music, Games and Other	$11,538,897	27.9%	$–
New Movies, Music, Games and Other	7,407,257	17.9%	–
Rentals, Concessions and Other	312,878	0.8%	–
Kitchen and Home Products	8,927	0.0%	508,099	2.5%
Carpets	15,356,111	37.1%	15,228,682	76.2%
Hard Surface Products	4,696,210	11.3%	2,742,097	13.7%
Synthetic Turf Products	1,846,324	4.5%	1,272,240	6.4%
Directory Services	210,889	0.5%	243,245	1.2%
Total Revenue	$41,377,493	100.0%	$19,994,363	100.0%

	Three Months Ending		Three Months Ending
	June 30, 2017		June 30, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$8,965,104	77.7%	$–
New Movies, Music, Games and Other	1,911,963	25.8%	–
Rentals, Concessions and Other	203,494	65.0%	–
New Kitchen and Home Products	(126,959)	-1422.2%	(616,754)	-121.4%
Carpets	4,514,597	29.4%	4,567,070	30.0%
Hard Surface Products	1,002,955	21.4%	573,761	20.9%
Synthetic Turf Products	321,860	17.4%	343,065	27.0%
Directory Services	200,883	95.3%	232,272	95.5%
Total Gross Profit	$16,993,897	41.1%	$5,099,414	25.5%

Revenue

Revenue increased $21,383,130, or 106.9% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

The increase in revenue was primarily attributable to the following:

Revenue from our new acquisition of Vintage Stock – Used Movies, Music, Games and Other $11,538,897 or 27.9% of total revenue, New Movies, Music, Games and Other $7,407,257 or 17.9% of total revenue, Rentals, Concessions and Other $312,878 or 0.8% of total revenue.

Revenue increased in the following categories as compared to the prior year period:

Hard Surface Products $1,954,113 or 71.3%, Synthetic Turf Products $574,084 or 45.1% and Carpets $127,429 or 0.8%.

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Kitchen and Home Products $499,172 or 98.2%, and Directory Services $32,356 or 13.3%.

Cost of Revenue

Cost of revenue increased $9,488,647, or 63.7% for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, primarily because of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $11,894,483 or 233.3%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

The increase in gross profit was primarily attributable to the following:

Gross Profits from Vintage Stock -Used Movies, Music, Games and Other $8,965,104 or 77.7% gross profit margin, New Movies, Music, Games and Other $1,911,963 or 25.8% gross profit margin, Rentals, Concessions and Other $203,494 or 65.0% gross profit margin.

Gross profit increased in the following categories as compared to the prior year period:

Hard Surface Products gross profit increased $429,194 or 74.8%. Hard surface products gross profit margin increased to 21.4% from 20.9% or 5bps due to improved cost of goods sold. Kitchen and Home Products gross profit increased $489,795 or 79.4% but still showed a gross loss of $126,959. Kitchen and Home Products gross profit margin decreased to (1422.2)% from (121.4)% due to final close out and adjustment to net realizable value of the remaining inventory, the mix of products sold and aggressive discounting of remaining inventory held for sale.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

Carpets gross profit decreased $52,473 or 1.1%. Carpets gross profit margin decreased to 29.4% from 30.0% or 6bps due to some raw material increases and mix of carpet between the different carpet divisions. Synthetic Turf Products gross profit decreased $21,205 or 6.2%. Synthetic Turf Products gross profit margin decreased to 17.4% from 27.0% or 96bps due to a competitor adding extrusion capability and an influx of yarns from China. Raw materials were also up approximately 15% in this division.

Directory Services gross profit decreased $31,389 or 13.5%. Directory Services gross profit margin decreased to 95.3% from 95.5% or 2bps due to increased billing processing fees.

General and Administrative Expense

General and Administrative expense increased $7,163,538 or 329.8%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in general and administrative expense was primarily attributable to general and administrative expense from Vintage Stock of $7,595,168, an increase of $95,142 associated with Marquis and an increase of $132 associated with our Directory services business Telco; partially offset by a decrease in general and administrative expense associated with Kitchen and Home products of $526,904.

Selling and Marketing Expense

Selling and marketing expense increased $405,036 or 21.7%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in selling and marketing expense was primarily attributable an increase from our new acquisition Vintage Stock of $325,218 and an increase in Marquis selling and marketing expense of $250,239; partially offset by a decrease in selling and marketing expense associated with Kitchen and Home products of $170,421 due to declining revenue.

Operating Income

Because of the factors described above, operating income of $5,383,127 for the three months ended June 30, 2017, represented an increase of $4,325,909 over the comparable prior year period of $1,057,218, or 409.2%.

Interest Expense, net

Interest expense net increased $1,857,783 or 688.0%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to the new financing related to the acquisition of Vintage Stock as more fully discussed in Notes 4 and 6 of the unaudited condensed consolidated financial statements.

Other Income and Expense

Other income and expense decreased $314,056 or 96.1%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

Provision for Income Taxes

Provision for income taxes increased $13,394,224, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in provision for income taxes is primarily attributable to the increase in pre-tax income and the application of an estimated effective tax rate of 37.7%, and the release of the valuation allowance in 2016. The income tax provision is primarily deferred due to the Company’s approximately $23.3 million of net operating loss carryforwards for federal income tax purposes.

Net Income

The factors described above led to net income of $2,128,043 for the three months ended June 30, 2017, or an 84.1% decrease from net income of $13,368,197 for the three months ended June 30, 2016.

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	Nine Months Ended		Nine Months Ended
	June 30, 2017		June 30, 2016
Statement of Income Data:
Revenue	$112,102,582	100.0%	$59,938,720	100.0%
Cost of Revenue	65,988,083	58.9%	42,823,232	71.4%
Gross Profit	46,114,499	41.1%	17,115,488	28.6%
General and Administrative Expense	25,544,443	22.8%	6,696,637	11.2%
Selling & Marketing Expense	6,237,004	5.6%	7,115,903	11.9%
Operating Income	14,333,052	12.8%	3,302,948	5.5%
Interest Expense, Net	(5,612,319)	-5.0%	(950,476)	-1.6%
Other Income	197,814	0.2%	694,277	1.2%
Net Income before Income taxes	8,918,547	8.0%	3,046,749	5.1%
Provision (benefit) for Income Taxes	3,521,265	3.1%	(11,840,298)	-19.8%
Net Income before Noncontrolling Interest	5,397,282	4.8%	14,887,047	24.8%
Net Income attributed to Noncontrolling Interest	–	0.0%	124,194	0.2%
Net Income attributed to Live Ventures	$5,397,282	4.8%	$14,762,853	24.6%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Nine Months Ending		Nine Months Ending
	June 30, 2017		June 30, 2016
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Used Movies, Music, Games and Other	$30,649,693	27.3%	$–
New Movies, Music, Games and Other	22,431,088	20.0%	–
Rentals, Concessions and Other	810,530	0.7%	–
Kitchen and Home Products	128,904	0.1%	5,284,851	8.8%
Carpets	41,918,688	37.4%	42,595,835	71.1%
Hard Surface Products	11,164,743	10.0%	7,810,715	13.0%
Synthetic Turf Products	4,346,440	3.9%	3,474,593	5.8%
Directory Services	652,496	0.6%	772,726	1.3%
Total Revenue	$112,102,582	100.0%	$59,938,720	100.0%

	Nine Months Ending		Nine Months Ending
	June 30, 2017		June 30, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$23,798,787	77.6%	$–
New Movies, Music, Games and Other	5,897,796	26.3%	–
Rentals, Concessions and Other	493,160	60.8%	–
New Kitchen and Home Products	(83,879)	-65.1%	1,233,705	23.3%
Carpets	12,000,954	28.6%	10,847,460	25.5%
Hard Surface Products	2,390,197	21.4%	1,509,921	19.3%
Synthetic Turf Products	997,636	23.0%	2,785,982	80.2%
Directory Services	619,848	95.0%	738,420	95.6%
Total Gross Profit	$46,114,499	41.1%	$17,115,488	28.6%

Revenue

Revenue increased $52,163,862, or 87.0% for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016.

The increase in revenue was primarily attributable to the following:

Revenue from Vintage Stock for the short period of November 3, 2016 through June 30, 2017–Used Movies, Music, Games and Other $30,649,693 or 27.3% of total revenue, New Movies, Music, Games and Other $22,431,088 or 20.0% of total revenue, Rentals, Concessions and Other $810,530 or 0.7% of total revenue.

Revenue increased in the following categories as compared to the prior year period:

Hard Surface Products $3,354,028 or 42.9%, Synthetic Turf Products $871,847 or 25.1%.

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Kitchen and Home Products $5,155,947 or 97.6%

Carpets $677,147 or 1.6%

Directory Services $120,230 or 15.6%

Cost of Revenue

Cost of revenue increased $23,164,851, or 54.1% for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016, primarily because of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $28,999,011 or 169.4%, for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016.

The increase in gross profit was primarily attributable to the following:

Gross Profits from Vintage Stock for the short period of November 3, 2016 through June 30, 2017-Used Movies, Music, Games and Other $23,798,787 or 77.6% gross profit margin, New Movies, Music, Games and Other $5,897,796 or 26.3% gross profit margin, Rentals, Concessions and Other $493,160 or 60.8% gross profit margin.

Gross profit increased in the following categories as compared to the prior year period:

Hard Surface Products gross profit increased $880,276 or 58.3%. Hard surface products gross profit margin increased to 21.4% from 19.3% or 21bps due to improved cost of goods sold. Carpets gross profit increased $1,153,494 or 10.6%. Carpets gross profit margin increased to 28.6% from 25.5% or 31bps due to an increase in cut order business and sales of some new styles with higher margins in the mix.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

Kitchen and Home Products gross profit decreased $1,317,584 or 106.8%. Kitchen and Home Products gross profit margin decreased to -65.1% from 23.3% due to final mix of products sold, final adjustments to net realizable value and aggressive discounting of remaining inventory available for sale.

Synthetic Turf Products gross profit decreased $1,788,346 or 64.2%. Synthetic Turf Products gross profit margin decreased to 23.0% from 80.2% due to a competitor adding extrusion capability, an influx of yarns from China and raw materials up approximately 15% in this division.

Directory Services gross profit decreased $118,572 or 16.1%. Directory Services gross profit margin decreased to 95.0% from 95.6% or 6bps due to increased billing processing fees.

General and Administrative Expense

General and Administrative expense increased $18,847,806 or 281.5%, for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016. The increase in general and administrative expense was primarily attributable to general and administrative expense from Vintage Stock for the short period of November 3, 2016 through March 31, 2017 of $20,320,520, of which $347,610 were one-time expenses related to Vintage acquisition expenses – see Note 4; partially offset by a decrease of general and administrative expense associated with Kitchen and Home products of $1,407,099, a decrease of $64,732 associated with Marquis and a decrease of $883 associated with our Directory services business Telco.

Selling and Marketing Expense

Selling and marketing expense decreased $878,899 or 12.4%, for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016. The decrease in selling and marketing expense was primarily attributable to the decrease in selling and marketing expense associated with Kitchen and Home products of $1,824,994 due to declining revenue; partially offset by an increase from our new acquisition Vintage Stock of $857,737 and an increase in Marquis selling and marketing expense of $88,358.

Operating Income

Because of the factors described above, operating income of $14,333,052 for the nine months ended June 30, 2017, represented an increase of $11,030,104 over the comparable prior year period of $3,302,948, or 333.9%.

Interest Expense, net

Interest expense net increased $4,661,843 or 490.5%, for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016 primarily due to the new financing related to the acquisition of Vintage Stock as more fully discussed in Notes 4 and 6 of the unaudited condensed consolidated financial statements.

Other Income and Expense

Other income and expense decreased $496,463 or 71.5%, for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016. The decrease in other income and expense was primarily the result of the absence of the Modern Everyday Inc. contingency purchase price adjustment gain of $316,000.

Provision for Income Taxes

Provision for income taxes increased $15,361,563, for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016. The increase in provision for income taxes is primarily attributable to the increase in pre-tax income and the application of an estimated effective tax rate of 37.7%, and the release of the valuation allowance in 2016. The income tax provision is primarily deferred due to the Company’s approximately $23.3 million of net operating loss carryforwards for federal income tax purposes.

Net Income

The factors described above led to net income of $5,397,282 for the nine months ended June 30, 2017, or a 63.4% decrease from net income of $14,762,853 for the nine months ended June 30, 2016.

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

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	Segments in $				Segments - $
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	$19,267,959	$21,898,645	$210,889	$41,377,493	$508,099	$19,243,019	$243,245	$19,994,363
Cost of Revenue	8,314,357	16,059,233	10,006	24,383,596	1,124,853	13,759,123	10,973	14,894,949
Gross Profit	10,953,602	5,839,412	200,883	16,993,897	(616,754)	5,483,896	232,272	5,099,414
General and Administrative Expense	8,320,919	1,013,275	1,710	9,335,904	1,252,655	918,133	1,578	2,172,366
Selling and Marketing Expense	364,245	1,910,621	–	2,274,866	209,448	1,660,382	–	1,869,830
Operating Income (Loss)	$2,268,438	$2,915,516	$199,173	$5,383,127	$(2,078,857)	$2,905,381	$230,694	$1,057,218

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	Segments in %				Segments - %
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	43.2%	73.3%	4.7%	58.9%	221.4%	71.5%	4.5%	74.5%
Gross Profit	56.8%	26.7%	95.3%	41.1%	-121.4%	28.5%	95.5%	25.5%
General and Administrative Expense	43.2%	4.6%	0.8%	22.6%	246.5%	4.8%	0.6%	10.9%
Selling and Marketing Expense	1.9%	8.7%	0.0%	5.5%	41.2%	8.6%	0.0%	9.4%
Operating Income (Loss)	11.8%	13.3%	94.4%	13.0%	-409.1%	15.1%	94.8%	5.3%

Retail and Online Segment

Segment results for Retail and Online include Vintage, Modern Everyday and LiveDeal. Revenue for the three months ended June 30, 2017 increased $18,759,860, or 3692.2%, as compared to the prior year period, as a result of the acquisition of the Vintage business on November 3, 2016 which provided $11,538,898 of Used movies, music, games and other revenue; $7,407,257 of New movies, music, games and other revenue; $312,878 of Movie Rental, concession and other revenue; partially offset by a decrease in New kitchen and home products revenue of $499,172, or 98.2% from the prior year period. Cost of revenue for the three months ended June 30, 2017 increased $9,488,647, or 63.7%, because of the Vintage business which had cost of revenue for Used movies, music, games and other of $2,573,793; New movies, music, games and other of $5,495,294; Movie Rental, concession and other of $109,384; partially offset by a decrease in cost of revenue for New Kitchen and home products of $988,967, or 87.9% from the prior year period. Operating income for the three months ended June 30, 2017 increased $4,347,295, because of increased gross profit of $11,570,356, partially offset by an increase in general and administrative expense of $7,068,264, which included one-time acquisition related expense related to Vintage Stock of $347,610, and an increase in selling and marketing expense of $154,797.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the three months ended June 30, 2017 increased $2,655,626, or 13.8%, as compared to the prior year period, because of increased sales of hard surface products of $1,954,113, synthetic turf products of $574,084 and carpets of $127,429. Cost of revenue for the three months ended June 30, 2017 increased $2,300,110, or 16.7%, as compared to the prior year period, because of an increase in cost of revenue for synthetic turf products of $595,289, hard surface products of $1,524,919 and carpets of $179,902. Operating income for the three months ended June 30, 2017 increased $10,135, or 0.3%, as compared to the prior year period, because of an increase in gross profit of $355,516, an increase in general and administrative expense of $95,142 and an increase in selling and marketing expense of $250,239.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues for the three months ended June 30, 2017 decreased $32,356, or 13.3%, as compared to the prior year period, because of decreasing renewals. Operating earnings for the three months ended June 30, 2017 decreased $31,521, or 13.7% compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

	Nine Months Ended June 30, 2017				Nine Months Ended June 30, 2016
	Segments in $				Segments - $
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	$54,020,215	$57,429,871	$652,496	$112,102,582	$5,284,851	$53,881,143	$772,726	$59,938,720
Cost of Revenue	23,914,351	42,041,084	32,648	65,988,083	4,051,146	38,737,780	34,306	42,823,232
Gross Profit	30,105,864	15,388,787	619,848	46,114,499	1,233,705	15,143,363	738,420	17,115,488
General and Administrative Expense	22,588,786	2,953,133	2,524	25,544,443	3,675,365	3,017,865	3,407	6,696,637
Selling and Marketing Expense	969,514	5,267,490	–	6,237,004	1,936,771	5,179,132	–	7,115,903
Operating Income (Loss)	$6,547,564	$7,168,164	$617,324	$14,333,052	$(4,378,431)	$6,946,366	$735,013	$3,302,948

	Nine Months Ended June 30, 2017				Nine Months Ended June 30, 2016
	Segments in %				Segments - %
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	44.3%	73.2%	5.0%	58.9%	76.7%	71.9%	4.4%	71.4%
Gross Profit	55.7%	26.8%	95.0%	41.1%	23.3%	28.1%	95.6%	28.6%
General and Administrative Expense	41.8%	5.1%	0.4%	22.8%	69.5%	5.6%	0.4%	11.2%
Selling and Marketing Expense	1.8%	9.2%	0.0%	5.6%	36.6%	9.6%	0.0%	11.9%
Operating Income (Loss)	12.1%	12.5%	94.6%	12.8%	-82.8%	12.9%	95.1%	5.5%

Retail and Online Segment

Segment results for Retail and Online include Vintage, Modern Everyday and LiveDeal. Revenue for the nine months ended June 30, 2017 increased $48,735,364, or 922.2%, as compared to the prior year period, as a result of the acquisition of the Vintage business on November 3, 2016 which provided $30,649,693 of Used movies, music, games and other revenue; $22,431,088 of New movies, music, games and other revenue; $810,530 of Movie Rental, concession and other revenue; partially offset by a decrease in New kitchen and home products revenue of $5,155,947, or 97.6% from the prior year period. Cost of revenue for the nine months ended June 30, 2017 increased $19,863,205, or 490.3%, because of the Vintage business which had cost of revenue for Used movies, music, games and other of $6,850,907; New movies, music, games and other of $16,533,292; Movie Rental, concession and other of $317,370; partially offset by a decrease in cost of revenue for New Kitchen and home products of $3,838,363, or 94.7% from the prior year period. Operating income for the nine months ended June 30, 2017 increased $10,925,995, because of increased gross profit of $28,872,159, partially offset by an increase in general and administrative expense of $18,913,421, which included one-time acquisition related expense related to Vintage Stock of $347,610, and a decrease in selling and marketing expense of $967,257.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the nine months ended June 30, 2017 increased $3,548,728, or 6.6%, as compared to the prior year period, because of increased sales of hard surface products of $3,354,028, synthetic turf products of $871,847, partially offset by a decrease in carpet sales of $677,147. Cost of revenue for the nine months ended June 30, 2017 increased $3,303,304, or 8.5%, as compared to the prior year period, because of an increase in the cost of revenue of synthetic turf products of $2,660,193, hard surface products of $2,473,752; partially offset by a decrease in cost of revenue of carpets of $1,830,641. Operating income for the nine months ended June 30, 2017 increased $221,798, or 3.2%, as compared to the prior year period, because of an increase in gross profit of $245,424 and a decrease in general and administrative expense of $64,732; partially offset by an increase in selling and marketing expense of $88,358.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues for the nine months ended June 30, 2017 decreased $120,230, or 15.6%, as compared to the prior year period, because of decreasing renewals. Operating earnings for the nine months ended June 30, 2017 decreased $117,689, or 16.0%, compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the BofA Revolver and the TCB Revolver, together will provide sufficient liquidity to fund our operations, our continued investments in store openings and remodeling activities, share repurchases and the payment of dividends on our series E preferred shares as declared by the Board of Directors, for at least the next 12 months.

As of June 30, 2017, we had total cash on hand of $4,275,052 and an additional $6,989,630 of available borrowing under the BofA Revolver and an additional $2,789,415 of available borrowing under the TCB Revolver. As we continue to pursue acquisitions, and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows

During the nine months ended June 30, 2017, cash provided by operations was $8,830,128, compared to $7,055,523 during the nine months ended June 30, 2016. The increase in cash provided by operations of $1,774,605 as compared to the prior period; was primarily due to an increase in the change to deferred income taxes of $15,274,831, an increase in non-cash expenses of $256,631; partially offset by a decrease in net income of $9,489,765 and a decrease in cash provided by operations for working capital purposes of $4,267,092. The decrease in net income was primarily attributable to the release of our deferred tax assets in 2016; partially offset by new net income provided by our Vintage Stock acquisition effective November 3, 2017.

The increase in non-cash expenses was primarily due to an increase in depreciation and amortization expense of $1,489,773 from new equipment put into service at Marquis and new depreciation because of the Vintage acquisition, and a charge to the inventory reserves to close out remaining Modern Everyday inventory by reducing carrying values to net realizable value of $1,475,503.

Some of the significant changes in cash provided by or used by operations for working capital purposes (net of effect of acquisition), as compared to the prior year period include:

Cash provided by a decrease in prepaid expenses and other current assets of $2,049,010 was the primary result of financing deposits initially placed with equipment manufacturers from Banc of America Leasing & Capital LLC upon receiving and putting into service certain new equipment at Marquis.

Cash used to increase inventory of $3,629,297 was primarily the result of stocking and opening eight new stores for Vintage and value purchases of raw materials inventory for Marquis.

Cash used to increase accounts receivable of $2,461,576 was primarily the result of increased sales at Marquis.

Cash provided by income taxes payable of $694,144 was the primary result of new accruals for current income taxes payable because of increased taxable income due to federal and state taxing authorities.

Cash used in investing activities was $55,150,965 and $2,690,080 for the nine months ended June 30, 2017 and the nine months ended June 30, 2016, respectively. The $52,460,885 increase in cash used in investing activities, as compared to the prior period, is primarily attributable to the acquisition of Vintage Stock for $57,310,900 of consideration given, net of cash acquired, and including the $10,000,000 of seller financing provided, and the purchase and placement into service of new equipment of $7,753,755, primarily for Marquis.

Cash provided by financing activities was $49,824,994 and used by financing activities of $3,959,839 for the nine months ended June 30, 2017 and the nine months ended June 30, 2016, respectively. The $53,784,833 increase in cash provided, as compared to the prior period, was attributable to increased net borrowings on our two revolver loans of $19,638,398, $11,492,658 of which was used to help acquire Vintage Stock; proceeds from the Capitala Term Loan of $30,000,000, both of which were used to help acquire Vintage Stock; proceeds from Banc of America Leasing & Capital LLC in the amount of $6,984,434 for equipment financing at Marquis; partially offset by prior year financing proceeds in the amount of $10,050,521, an increase in debt issuance costs of $739,243, a decrease in payments of notes payable of $1,740,147, reduction in payment of non-controlling interests of $2,000,000, reduction in payment of related party notes payable of $4,505,979, and an increase in purchases of Treasury Stock of $294,361.

Sources of Liquidity

We utilize cash on hand and cash generated from operations and have funds available to us under our two revolving loan facilities ( BofA Revolver and TCB Revolver) to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks.

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 6 to the unaudited condensed financial statements. On June 30, 2017 and September 30, 2016, we had $6,989,630 and $11,071,138 of additional borrowing availability on the BofA Revolver, respectively. Maximum borrowing under the BofA Revolver is $15 million. A total of approximately $72,715 of letters of credit was outstanding at June 30, 2017. The weighted average interest rate for the period of October 1, 2016 through June 30, 2017 was 3.42%. We borrowed $68,597,210 and repaid $63,553,469 on the BofA Revolver during the nine months ended June 30, 2017; leaving an outstanding balance on the BofA Revolver of $5,266,331 and $222,590 at June 30, 2017 and September 30, 2016, respectively.

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver subject to availability as described in Note 6 to the unaudited condensed financial statements. On June 30, 2017 and November 3, 2016 – we had $2,789,415 and $2,562,782 of additional borrowing availability on the TCB Revolver, respectively. Maximum borrowing under the TCB Revolver is $20 million. No letters of credit were outstanding at any time during the period of November 3, 2016 through June 30, 2017. The weighted average interest rate for the period of November 3, 2016 through June 30, 2017 was 3.45560%. We borrowed $59,904,850 and repaid $47,795,739 on the TCB Revolver during the period of November 3, 2016 through June 30, 2017; leaving an outstanding balance on the TCB Revolver of $12,109,111 at June 30, 2017.

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

Off-Balance Sheet Arrangements

At June 30, 2017, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2017, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk, foreign customer purchases or commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over our existing financial reporting (with the exception of the Vintage Stock, Inc. acquisition as described below and elsewhere in this 10-Q report) during our most recently completed three month period ended June 30, 2017 that have materially affected, or is reasonably likely, to materially affect our internal control over financial reporting.

In November, 2016, we acquired Vintage Stock. We are currently in the process of integrating Vintage Stock. into our assessment of our internal control over financial reporting. Vintage Stock represents a significant portion of our operations on a consolidated basis and we expect this integration effort to have a significant effect on our internal control over financial reporting. Vintage Stock represented 46.5% of our consolidated assets as of June 30, 2017 and 48.1% of our consolidated net revenues and 48.9% of consolidated pre-tax net income for the fiscal nine months ended June 30, 2017.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company is party to certain legal proceedings from time to time incidental to the conduct of tits business. These proceedings could result in fines, penalties, compensatory or treble dames or non-monetary relief. The nature of legal proceedings is such that we cannot assume the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period in which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on our consolidated financial position as of June 30, 2017, our annual results of operations, cash flows, or our liquidity.

ITEM 1A.	Risk Factors

You should carefully consider the factors discussed in “Item 1.A. Risk Factors” in our fiscal 2016 Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations, cash flows and liquidity. On November 3, 2016, we purchased Vintage Stock Inc., a retailer that buys sells and trades new and pre-owned movies, music, games, collectibles, electronics, toys and other retail products for technology enthusiasts and general consumers. Accordingly, in addition to the risk factors disclosed in our fiscal 2016 Form 10-K, we disclose the following:

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

Listening to music, gaming and viewing video and digital content continues to evolve rapidly. The popularity of browser, mobile and social viewing and gaming have increased greatly and this popularity is expected to continue to grow. Browser, mobile and social video viewing, listening to music and gaming is accessed through hardware other than the game consoles and traditional hand-held video and game devices we currently sell. [If we are unable to respond to this growth in popularity of browser, mobile and social viewing and gaming and transition our business to take advantage of these new forms of viewing movies, listening to music and playing video games, our financial position, results of operations, cash flows and liquidity could be impacted negatively.

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

Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include, but are not limited to:

•	The timing and allocations of new product releases;
•	The timing of new store openings or closings;
•	Shifts in the timing or content or certain promotions or service offerings;
•	The effect of changes in tax rates in the jurisdictions in which we are operating;
•	Acquisition costs and the integration of companies we acquire or invest in;
•	The costs associated with the exit of unprofitable markets or stores

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

Our growth strategy depends in part upon opening new stores and operating them profitably. Our ability to open new stores and operate them profitability depends upon a number of factors, some of which may be beyond our control. These factors include:

•	The ability to identify new store locations, negotiate suitable leases and build out the stores in a timely and cost efficient manner;
•	The ability to hire and train skilled associates;
•	The ability to integrate new stores into our existing operations; and
•	The ability to increase sales at new store locations.

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

In our most current reporting period we have recorded significant goodwill as a result of our acquisition of Vintage Stock Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination is made that a significant impairment in value of goodwill, other intangible assets or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations.

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

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

Compensation Change – Chief Financial Officer

Salary compensation for our Chief Financial Officer, Virland A. Johnson will change from $180,000 per year to $125,000 per year effective with this 10-Q filing. The Compensation Committee of the Board of Directors has approved of this change in compensation for Mr. Johnson.

ITEM 6.	EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of the Principal Executive Officer
32.2	Section 1350 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: August 10, 2017	By:	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2017		/s/ Virland A Johnson
Chief Financial Officer
(Principal Financial Officer)

