Form 10-Q/A
period 2017-06-30
LIVE VENTURES Inc
filed 2017-08-11
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to
FORM 10-Q

___________

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2017, is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 10, 2017.

2

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

Live Ventures Incorporated

Dated: August 11, 2017	By:	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2017		/s/ Virland A Johnson
Chief Financial Officer
(Principal Financial Officer)

4