Form 10-K
period 2017-09-30
LIVE VENTURES Inc
filed 2018-01-18
CIK 1045742

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Registrant’s telephone number, including area code: (702) 997-5968

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 31, 2017 was $6,842,676.

The number of shares outstanding of the registrant’s common stock, as of December 31, 2017, was 1,974,599 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

LIVE VENTURES INCORPORATED

FORM 10-K

For the year ended September 30, 2017

As used in this Annual Report on Form 10-K (this "Form 10-K"), unless otherwise stated or the context otherwise requires, references to "we," "us," "our," the "Company," "Live Ventures" and similar references refer collectively to Live Ventures Incorporated and its subsidiaries.

i

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans or intentions. Any statements we make relating to our future operations, performance and results, and anticipated liquidity are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.

Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K are disclosed in Item 1-Business, Item 1A – Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the factors that we believe could affect our results include:

•	competitive and cyclical factors relating to the floor covering and retail industries;

•	dependence of some of our businesses on key customers;

•	requirements of capital;

•	requirements of our lenders;

•	product liabilities in excess of insurance;

•	our ability to continue to make acquisitions and to successfully integrate and operate acquired businesses;

•	risks of downturns in general economic conditions and in the floor covering and retail industries that could affect our business segments;

•	technological developments;

•	availability of raw materials;

•	our ability to attract and retain key personnel;

•	changes in governmental regulation and oversight;

•	domestic or international hostilities and terrorism; and

•	the future trading prices of our common stock.

We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Form 10-K may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Any information contained on our website (www.live-ventures.com) or any other websites referenced in this Form 10-K are not a part of this Form 10-K.

PART I

ITEM 1.        Business

Our Company

Live Ventures Incorporated, a Nevada corporation originally incorporated in the State of New Mexico in 1968 as Nuclear Corporation of New Mexico, is a holding company for diversified businesses. Commencing in fiscal year 2015, we commenced a strategic shift in our business plan away from solely providing online marketing solutions for small and medium business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. Prior to that shift, we primarily promoted online marketing solutions to small and medium businesses to help them boost customer awareness, gain visibility and manage their online presence under our Velocity Local™ brand. In 2013, we launched LiveDeal.com, a real-time “deal engine” that connects restaurants across the United States and consumers via an online mobile platform, and helps restaurants attract new customers.

Under the Live Ventures brand, we seek opportunities to acquire profitable and well-managed companies. We work closely with third parties to help us identify target companies that fit within the criteria we have established for opportunities.

Products and Services

Manufacturing Segment

Marquis Industries, Inc.

In July 2015, we acquired a majority interest (80%) in Marquis Industries, Inc., a Georgia corporation (“Marquis” or “Marquis Industries”), through our subsidiary, Marquis Affiliated Holdings LLC. In November 2015, we acquired the remaining outstanding interest (20%) of Marquis. Marquis Industries is a leading carpet manufacturer and a manufacturer of innovative yarn products, as well as a reseller of hard surface flooring products. Over the last decade, Marquis has been an innovator and leader in the value-oriented polyester carpet sector. We focus on the residential, niche commercial, and hospitality end-markets and serve over 2,000 customers.

Since commencing operations in 1995, Marquis has built a strong reputation for outstanding value, styling, and customer service. Its innovation has yielded products and technologies that differentiate its brands in the flooring marketplace. Marquis’s state-of-the-art operations enable high quality products, unique customization, and exceptionally short lead-times. Through its A-O Division, Marquis utilizes its state-of-the-art yarn extrusion capacity to market monofilament textured yarn products to the artificial turf industry.

Marquis operates its business through 13 divisions, each specializing in a distinct area of the business. Marquis’ flooring source division is the largest of all of the operating divisions, with sales to over 2,000 carpet dealers. The following is a breakdown of each division and the specialized products sold:

Division	Products and/or Services
Marquis Industries	All forms of carpets to dealers
Marquis Carpet	Carpet products to home centers
Marquis Hard Surfaces	Hard surface products manufactured by third parties to dealers
A-O Industries	Monofilament nylon, polypropylene and polyethylene yarns for the outdoor turf industry
Omega Pattern Works	Specialty printed carpet to the entertainment industry (bowling alleys, fund centers, movie theaters, casinos)
Astro Carpet Mills	Specialty printed carpet to the entertainment industry and artificial turf
Artisans Hospitality	Carpets to commercial and hospitality markets
Artisans Carpet	Carpets to carpet distributors
Dalton Carpet Depot	Sells specials and off grade carpet products to dealers
M&M Fibers	Extrusion carpet fiber division supplying raw material to Marquis
Quantum Textiles	Internal twisting and heat set yarn plant – some commission work for local mills
B&H Tufters	Internal tufting operations
Constellation Industries	Contract commission printing

Products

Carpets & Rugs

Marquis is one of the top residential carpet manufacturers in the U.S. by revenue and also produces innovative commercial products for the carpet industry. Marquis has 21 running line styles offering outstanding quality and value. It also offers special value in polyester styles and residential nylon roll buy. Beginning in 2014, Marquis began offering eight carpet styles with 6.8 twists or better, six styles in ¼ gauge construction and two with a 1/8 gauge construction.

Hard Surfaces

Marquis has developed one of the strongest and most competitive, high styled hard surface lines on the market. The Marquis Hard Surface running line is a mainstream line-up of high styled luxury vinyl tile, several unique laminates and hand scraped engineered wood along with six individual series of vinyl. Marquis Hard Surfaces also features hundreds of rolls of vinyl specials at promotional prices.

Yarns

Through its A-O Division, Marquis uses state-of-the-art yarn extrusion capacity to market monofilament textured yarn products to the artificial turf industry.

Industry and Market

Marquis is an integrated carpet manufacturer, seller of hard surface products and manufacturer of nylon and polypropylene monofilament turf yarn within a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2016, the U.S. floor covering industry had an estimated $24.47 billion in sales.

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

Our Market

Carpet and Rugs

The carpet and rug industry had shipments of $11.53 billion in 2016. The carpet and rugs industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry. The industry has two primary sub-markets, replacement and new construction, with the replacement market making up the larger portion of the sub-markets. Approximately 60% of industry shipments are made in response to residential replacement demand.

Residential products consist of broadloom carpets and rugs in a broad range of styles, colors and textures. Commercial products consist primarily of broadloom carpet and modular carpet tile for a variety of institutional applications including office buildings, restaurant chains, schools and other commercial establishments. The carpet industry also manufactures carpet for the automotive, recreational vehicle, small boat and other industries.

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

Hard Surfaces

Hard flooring surfaces such as ceramic, luxury vinyl tile, hardwood, stone, and laminate have shipments of $12.94 billion in 2016. As with carpet and rugs, the market is split between residential and commercial and replacement and new construction, with residential replacement being the largest segment of the market.

Synthetic Turf

Northwest Georgia is also the home to a thriving synthetic turf industry, a relative of the carpet industry. Early versions of artificial turf, or fake grass, in domed and open-air sports stadiums used to be referred to as Astro Turf by the athletes who played upon the turf. Today, artificial turf is more akin to a manmade organism, with advanced underlay, cushioning and drainage systems. AstroTurf, the granddaddy of artificial turf, is headquartered in Dalton, GA.

Other major turf players in Georgia include Challenger Industries, Controlled Products, Synthetic Turf Resources, Fieldturf and Turf Store. Marquis, through its A-O Industries division, has developed significant yarn extrusion expertise and services the synthetic turf industry through the sale of highest quality yarns. We believe that Marquis is the only company in the industry able to efficiently perform certain texturizing processes that are valued by turf manufacturers.

Competition

The North American flooring industry is highly competitive with an increasing variety of product categories, shifting consumer preferences and pressures from imported products, particularly in the rug and hard surface categories. Marquis competes with other flooring manufacturers and resellers. Marquis is a fully integrated carpet mill, and, as a result, is able to produce carpet at the lowest cost possible for its target price point. Marquis is a one stop shop for soft and hard surface products, allowing its customers to save time and receive exceptional service. Marquis offers innovative products and has quick turnaround times turning a new product in two weeks from conception to delivery. The principal methods of competition are service, quality, price, product innovation and technology. Marquis’ lean operating structure plus investments in manufacturing equipment, computer systems and marketing strategy contribute to its ability to provide exceptional value on the basis of performance, quality, style and service, rather than just competing on price.

Raw Materials and Suppliers

Our principal suppliers include Honeywell, DAK, Syntec, Global Backing and Mattex. We believe that we will have access to an adequate supply of raw material on satisfactory commercial terms for the foreseeable future. We are not dependent on any one supplier.

Customers

Marquis sells products to flooring dealers, home centers, other flooring manufacturers and directly to end users. Approximately 70% of sales are to a network of over 2,000 flooring dealers across several different end markets, geographies, and product lines. Management believes that the dealer market is the most profitable market for its products because it’s a diversified customer base that values innovation, style and service. Dealer networks typically allow Marquis to achieve higher margin, lower volume accounts. As a result, we are not dependent on any one customer to sustain our revenue. Although we also sell our products to a limited number of retailers, sales to those individual retailers make up a small percentage of Marquis’ revenue.

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

Marketing

Marquis has a team of 23 full-time salespeople who deepen customer relationships throughout its markets.

Retail and Online Segment

Vintage Stock

On November 3, 2016, Live Ventures through its wholly-owned subsidiary Vintage Stock Holdings LLC, acquired 100% of Vintage Stock, V-Stock, Movie Trading Company and Entertain Mart (collectively “Vintage Stock”).

Vintage Stock is an award-winning specialty entertainment retailer with 58 storefronts across the Midwest and Southwest. Vintage Stock enjoys a wide customer base comprised of electronic entertainment enthusiasts, avid collectors, female gamers, children, seniors and more. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 33 Vintage Stock, 3 V-Stock, 13 Movie Trading company and 9 EntertainMart retail locations strategically positioned across Texas, Idaho, Oklahoma, Kansas, Missouri, Colorado, Illinois, Arkansas, Utah and New Mexico. In addition to offering a wide array of products, Vintage Stock also offers services to customers, such as rentals, special orders, disc and video game hardware repair and more. Vintage Stock’s “Cooler Than Cash” program rewards loyal customers. When Vintage Stock customers bring in items to sell, the customer has two options: (i) sell their pre-owned products for cash or (ii) opt for store credit and receive a fifty percent bonus.

Vintage Stock sources its products through purchasing and trade-ins from customers and sources products through distributors, including Ingram Entertainment, Inc., Alliance Entertainment, Inc., Ingram Book Company, Inc. and Diamond Comics, Inc.

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

Marketing

Vintage Stock. Vintage Sock markets its stores primarily via social media aps including but not limited to individual store & corporate Facebook and Twitter accounts. A 200,000 plus customer active email list for weekly distribution of our digital new release catalog and promotion of online and brick and mortar sales and coupons. Vintage Stock also uses guerrilla marketing by partnering and setting up booths with movie theaters for blockbuster releases, various trade fairs, and school donations.

LiveDeal.com National Advertising Campaign. In 2014, we launched a 35 city advertising campaign to support the restaurant owners who have created more than 10,000 deals in over 8,000 restaurants in those 35 cities. The campaign, which includes TV, Radio and web-based ad delivery, was designed to expand awareness, increase user registrations and drive traffic into the restaurant locations that are utilizing the LiveDeal real-time “deal engine”.

Our Market

Vintage Stock. In 2015, we believe that revenue generated in the U.S. video game market was approximately $44 billion, representing an average annual growth rate of 4.0% in the four-year period since 2011. IBISWorld projects future growth due to an increasing population and increased percentage of Americans that play video games. Consequently, revenue is projected to reach $49.7 billion in 2021, growing at an annual rate of 2.4% from 2016 to 2021. In addition, filmed entertainment is distributed through a variety of channels, including out-of-home (movie theatres, airlines, etc.) and in-home (home video rental, pay-per-view, etc.). The retail home video industry includes the sale and rental of DVD movies by traditional store retailers, online retailers and other retailers. In 2015, the revenue generated in the U.S. movie and video distribution market was approximately $1.6 billion. The movie distribution industry is a mature industry that is growing at less than 1% year over year through 2020.

Competition

Vintage Stock. Our industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. Competition is based on the ability to adopt new technology, aggressive franchising, establishment of brand names and quality of collections. The markets where we have a presence do not have many establishments that sell video games. For example, 0.6% of total video game retailers are in Oklahoma. In addition, although many competitors have entered the rental industry with streaming online content, the lack of broadband throughout the United States, particularly in the Midwest, has protected retailers of movies. Six of the seven states where Vintage Stock operates are among the 10 states with the worst internet speed. We compete with mass merchants and regional chains; computer product and consumer electronics stores; other video game and PC software specialty stores; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. We have, however, established a presence in areas where we can take a greater portion of market share. Video game products are also distributed through other methods such as digital delivery. We also compete with sellers of pre-owned and value video game products. Additionally, we compete with other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.

Promotional Marketing. Our LiveDeal.com platform competes for local deals with several large competitors, such as Groupon and LivingSocial, and many smaller competitors. This business is part of a new market which has operated at a substantial scale for only a limited period of time. We expect competition in this market to continue to increase because no significant barriers to entry exist.

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

Corporate Offices

Our principal offices are located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this Form 10-K) is located at www.live-ventures.com.

Employees

As of September 30, 2017, we had 1,211 employees, of which 608 were full-time employees, in the United States, none of whom is covered by a collective bargaining agreement.

ITEM 1A.        Risk Factors

The following are certain risks that could affect our business and our results of operations. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations.

RISKS RELATING TO OUR COMPANY GENERALLY

Our results of operations could fluctuate due to factors outside of our control.

Our operating results have historically fluctuated significantly, and we could continue to experience fluctuations or revert to declining operating results due to factors that may or may not be within our control. Such factors include the following:

•	fluctuating demand for our products and services, which may depend on a number of factors including:

•	changes in economic conditions and our customers’ profitability, and the amount of consumers’ discretionary spending,

•	changes in technologies favored by consumers,

•	customer refunds or cancellations, and

•	our ability to continue to bill through existing means;

•	market acceptance of new or enhanced versions of our services or products;

•	price competition or pricing changes by us or our competitors;

•	new product offerings or other actions by our competitors;

•	the amount and timing of expenditures for expansion of our operations, including the hiring of new employees, capital expenditure and related costs;

•	technical difficulties or failures affecting our systems in general;

•	the fixed nature of a significant amount of our operating expenses; and

•	the ability of our check processing service providers to continue to process and provide billing information.

If we do not effectively manage our growth and business, our management, administrative, operational and financial infrastructure and results of operations may be materially adversely affected.

We have expanded our business over the past few years through the acquisition of different businesses in different industries and we intend to continue to acquire additional businesses (and possibly in different industries) in the future. Significant expansion of our present operations will be required to capitalize on potential growth in market opportunities and will require us to add management personnel and upgrade our financial and management systems and controls and information technology infrastructure. Any expansion will also place a significant strain on our management, operational and financial resources. In order to manage our growth, we will be required to continue to implement and improve our operational, marketing and financial systems, to expand existing operations, to attract and retain superior management and personnel, and to train, manage and expand our employee base. There is no assurance that we will be able to expand our operations effectively, our systems, procedures and controls may be inadequate to support our expanded operations, and our management may fail to implement our business plan successfully.

We may not be able to secure additional capital to expand our existing operations.

Although we currently have no material long-term needs for capital expenditures at our existing operating subsidiaries, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel. In the future, we may need to seek additional capital through the issuance of debt or equity, depending upon our results of operations, market conditions or unforeseen needs or opportunities. Our future liquidity and capital requirements will depend on numerous factors, including:

•	the pace of expansion of our operations;

•	our need to respond to competitive pressures; and

•	future acquisitions of complementary products, technologies or businesses.

The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There is no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

We may be exposed to litigation, claims and other legal proceedings relating to our company as a whole or our individual products and services, which could have a material adverse effect on our business and/or our stock price.

In the ordinary course of business, we may be subject to a variety of product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, intellectual property infringement and other matters and/or claims relating our Company including securities class action matters. A very large claim or several similar claims asserted by a large class of plaintiffs could have a material adverse effect on our business and cause our stock price to decline, if we are unable to successfully defend against or resolve these matters or if its insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance, the policies may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels. Moreover, adverse publicity arising from claims made against us, even if the claims are not successful, could adversely affect our reputation or the reputation and sales of our products and cause our stock price to decline.

We have identified and disclosed in this Form 10-K material weaknesses in our internal control over financial reporting, which have resulted in a restatement of our financial statements for fiscal year 2016.  If we are not able to remediate these material weaknesses and maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, which could cause our stock price to fall or result in our stock being delisted.

We need to devote significant resources and time to comply with the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) with respect to internal control over financial reporting. In addition, Section 404 under Sarbanes-Oxley requires that we assess the design and operating effectiveness of our controls over financial reporting, which are necessary for us to provide reliable and accurate financial reports.

As reported in Part II – Item 9A, Controls and Procedures, there were material weaknesses in our internal controls over financial reporting at September 30, 2017. Specifically, management’s assessment concluded that the company has the following material weaknesses: (a) lack of sufficient controls around the financial reporting process; (b) lack of proper segregation of duties within the financial reporting process; (c) lack of adequate controls surrounding management’s review of the income tax provision process; (d) lack of controls surrounding the assessment of certain cash flow and balance sheet classifications; and (e) lack of sufficient controls around the process for business combinations. These material weaknesses resulted in a restatement of our consolidated financial statements for the 2016 fiscal year, as set forth in Note 4, Reclassifications and Restatements, of our Consolidated Financial Statements in Part II – Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

We expect our systems and controls to become increasingly complex to the extent that we integrate acquisitions and as our business grows. To effectively manage our company today and this anticipated complexity, we need to remediate these material weaknesses and continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to remediate these material weaknesses and implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results or cause us to fail to meet our financial reporting obligations, which could adversely affect our business and jeopardize our listing on the NASDAQ Capital Market, either of which would harm our stock price.

If we do not introduce new or enhanced offerings to our customers, we may be unable to attract and retain those customers, which would significantly impede our ability to generate revenue.

Our Marquis and Vintage Stock management teams actively evaluate and improve our marketing efforts and our product and service offerings, as well as contracts with new partners and hire and train personnel for management, sales and fulfillment. Any new product offering is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale and the ability to attract and retain qualified personnel, including management and designers. Many of our contracts with third party vendors, including our strategic partnerships, permit our partners to terminate the contract, with short or no prior notice, for convenience, as well as in the event we default under the terms of the contract for failing to meet our contractual obligations.

The development of new products involves considerable costs and any new product may not generate sufficient consumer interest and sales to become a profitable brand or to cover the costs of its development and subsequent promotions. There can be no assurance that Marquis, Vintage Stock or any of our other businesses will be able to develop and grow our current offerings, or any other new offerings, to a point where they will become profitable, or generate positive cash flow. We may modify or terminate our current product and services offerings if our management determines that they are not yielding or will not yield desired results.

Our product introductions and improvements, along with our other marketplace initiatives, are designed to capitalize on customer demands and trends. In order to be successful, we must anticipate and react to changes in these demands and trends, and to modify existing products or develop new products or processes to address them. Potential customers may not subscribe to our current offerings or other online marketing products and services that we may offer in the future, or may discontinue use if they find these products and services to be too costly, or ineffective for meeting their business needs than other methods of advertising and marketing. Our business, prospects, financial condition or results of operations will be materially and adversely affected if we do not execute our strategy or our products and services are not adopted by a sufficient number of customers.

We may not be able to adequately protect our intellectual property rights.

Our success depends both on our internally developed technology and licensed third-party technology. We rely on a variety of trademarks, service marks, and designs to promote our brand names and identity. We also rely on a combination of contractual provisions, confidentiality procedures, and trademark, copyright, trade secrecy, unfair competition, and other intellectual property laws to protect the proprietary aspects of our products and services. The steps we take to protect our intellectual property rights may not be adequate to protect our intellectual property and may not prevent our competitors from gaining access to our intellectual property and proprietary information. In addition, we cannot provide assurance that courts will always uphold our intellectual property rights or enforce the contractual arrangements that we have entered into to obtain and protect our proprietary technology.

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

Our ability to provide high-quality services largely depends upon the efficient and uninterrupted operation of our computer and communications systems. We (or our third-party service providers) may be required to expand or upgrade our (or their) technology, infrastructure, fulfillment capabilities, or customer support capabilities in order to accommodate any significant growth in customers or to replace aging or faulty equipment or technologies. We (or they) may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our (or their) systems and infrastructure to accommodate these increases in a timely manner.

Any expansion of our (or our third-party service providers’) infrastructure may require us (or them) to make significant upfront expenditures for servers, routers, computer equipment, and additional internet and intranet equipment, as well as to increase bandwidth for internet connectivity. Any such expansion or enhancement may cause system disruptions.

Our (or our third-party service providers’) inability to expand or upgrade our technology, infrastructure, fulfillment capabilities, customer support capabilities or equipment as required or without disruptions could impair the reputation of our brand and our services and diminish the attractiveness of our service offerings to our clients.

We depend upon third parties to provide certain services and software, and our business may suffer if the relationships upon which we depend fail to produce the expected benefits or are terminated.

We depend upon third-party software to operate certain of our services. The failure of this software to perform as expected could have a material adverse effect on our business. Additionally, although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software could have a material adverse effect on our business, prospects, financial condition, and results of operations. We also depend upon third parties who provide the cloud computing services which host our customers’ websites, including the mobile web apps, to be sufficiently reliable and provide sufficient capacity and bandwidth so that our business can function properly, and our customers’ websites are responsive to current and anticipated traffic. Any restrictions or interruption in those providers’ services or connection to the internet could have a material adverse effect on our business, prospects, financial condition, and results of operations. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the required computer servers and implementing the required technology ourselves. We may also be limited in our remedies against these providers in the event of a failure of service.

Our business could be negatively impacted if the security of our or our partners’ equipment becomes compromised.

To the extent that our activities involve the storage and transmission of proprietary information about our customers or users, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. Our (or our third-party service providers’) security measures may not prevent security breaches. The failure to prevent these security breaches or a misappropriation of proprietary information may have a material adverse effect on our business, prospects, financial condition, and results of operations.

Tax matters, including the changes in corporate tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. As a result of the passage of the Tax Cuts and Jobs Act, corporate tax rates in the United States will decrease in 2018, which could result in changes in changes in the valuation of our deferred tax asset and liabilities. Any such change in valuation could have a material impact on our income tax expense and deferred tax balances.

We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service and other taxing authorities with respect to our taxes. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

We also need to comply with new, evolving or revised tax laws and regulations. The enactment of or increases in tariffs, or other changes in the application or interpretation of the Tax Cuts and Jobs Act, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

Our business is subject to the risks of earthquakes, fires, tornados, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our service systems and operations are vulnerable to damage or interruption from earthquakes, fires, tornados, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire, tornado or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage will likely be insufficient to compensate us for losses that may occur. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential intellectual property or client data. We may not have sufficient protection or recovery plans in certain circumstances, such as the tornado that struck Tulsa, Oklahoma in August 2017 and damaged one our stores in our Retail and Online business, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Such disruptions could negatively impact our ability to operate our business, which could have a material and adverse effect on our operating results and financial condition.

RISKS RELATED TO OUR BUSINESS STRATEGY

We may not be able to identify, acquire or establish control of, or effectively integrate previously acquired businesses, which could materially adversely affect our growth.

As part of our business strategy, we intend to pursue a wide array of potential strategic transactions, including acquisitions of new businesses, as well as strategic investments and joint ventures. Although we regularly evaluate such opportunities, we may not be able to successfully identify suitable acquisition candidates or investment opportunities, obtain sufficient financing on acceptable terms or at all to fund such strategic transactions, to complete acquisitions and integrate acquired businesses with the our existing businesses, or to manage profitably acquired businesses or strategic investments.

The acquisition of a company or business is accompanied by a number of risks, including:

•	failure of due diligence during the acquisition process;

•	adverse short-term effects on reported operating results;

•	the potential loss of key partners or key personnel in connection with, or as the result of, a transaction;

•	the impairment of relationships with clients of the acquired business, or our own customers, partners or employees, as a result of any integration of operations or the expansion of our offerings;

•	the recording of goodwill and intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•	the diversion of management’s time and resources;

•	the risk of entering into markets or producing products where we have limited or no experience, including the integration or removal of the acquired or disposed products with or from our existing products; and

•	the inability properly to implement or remediate internal controls, procedures and policies appropriate for a public company at businesses that prior to our acquisition were not subject to federal securities laws and may have lacked appropriate controls, procedures and policies.

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

Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities or convertible debt securities, significant amortization expenses related to goodwill and other intangible assets and exposure to undisclosed or potential liabilities of the acquired companies. To the extent that the goodwill arising from the acquisitions carried on the financial statements do not pass the annual goodwill impairment test, excess goodwill will be charged to, and reduce, future earnings.

Because we do not intend to use our own employees or members of management to run the daily operations at our acquired companies, business operations might be interrupted if employees at the acquired businesses were to resign.

As part of our acquisition strategy, we do not use our own employees or members of our management team to operate the acquired companies. Key management at these acquired companies has been in place for several years and has established solid relationships with their customers. Competition for executive-level personnel is strong and we can make no assurance that we will be able to retain these executive employees. Although we have entered into employment agreements with executive management and provide incentives to stay with the business after its been acquired, if such key persons were to resign, we might face impairment of relationships with remaining employees or customers, and might cause long-term customers to terminate their relationships with the acquired companies, which may materially adversely affect our business, financial condition and results of operations.

RISKS RELATED TO OUR FLOORING MANUFACTURING BUSINESS

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. Significant or prolonged declines in the U.S. or global economies could have a material adverse effect on the Company’s business.

Downturns in the U.S. and global economies, along with the residential and commercial markets in such economies, negatively impact the floor covering industry and our flooring manufacturing business. Although the difficult economic conditions have improved in the U.S., there may be additional downturns that could cause the industry to deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial remodeling or new construction activity could materially adversely affect our business, financial condition and results of operations.

We may be unable to predict customer preferences or demand accurately, or to respond to technological developments.

We operate in a market sector where demand is strongly influenced by rapidly changing customer preferences as to product design and technical features. Failure to quickly and effectively respond to changing customer demand or technological developments could materially adversely affect our business, financial condition and results of operations.

We face intense competition in the flooring industry that could decrease demand for our products or force us to lower prices, which could have a material adverse effect on our business.

The floor covering industry is highly competitive. We face competition from a number of manufacturers and independent distributors. Maintaining our competitive position may require substantial investments in the out-product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for our products or force us to lower prices. Moreover, a strong U.S. dollar combined with lower fuel costs may contribute to more attractive pricing for imports that compete with our products, which may put pressure on our pricing. The occurrence of one or more of these factors could materially adversely affect our business, financial condition and results of operations.

In periods of rising costs, we may be unable to pass raw materials, energy and fuel-related cost increases on to its customers, which could have a material adverse effect on our business.

The prices of raw materials and fuel-related costs vary significantly with market conditions. Although we generally attempt to pass on increases in raw material, energy and fuel-related costs to our customers, our ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for our products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, the occurrence of such events may materially adversely affect our business, financial condition and results of operations.

RISKS RELATED TO OUR RETAIL AND ONLINE BUSINESS

Economic conditions in the U.S. could adversely affect demand for the products we sell.

Sales of our products involve discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing movies, games, music and other discretionary products when there are favorable economic conditions. Consumer spending may be affected by many economic factors outside of our control. Some of these factors include consumer disposable income levels, consumer confidence in current and future economic conditions, levels of employment, consumer credit availability, consumer debt levels, inflation, political conditions and the effect of weather, natural disasters, and civil disturbances. These and other economic factors could adversely affect demand for our products, which may negatively impact our business, results of operations and financial condition.

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

Technological advances in the delivery and types of video, video games and PC entertainment software, as well as changes in consumer behavior related to these new technologies, could lower our sales

While it is currently possible to download video, video game content and music to the current generation of video and gaming systems, downloading is somewhat constrained by bandwidth capacity and video game and movie file sizes. However, broadband speeds are increasing and downloading technology is becoming more prevalent and continues to evolve rapidly. The current game consoles from Sony and Microsoft have facilitated download technology. If these consoles and other advances in technology continue to expand our customers’ ability to access and download the current format of video, music and games and incremental content from their games and videos through these and other sources, our customers may no longer choose to purchase videos, DVDs, video games and music in our stores or reduce their purchases in favor of other forms of video, digital and game delivery. As a result, our sales and earnings could decline.

We may not compete effectively as browser, mobile and social video viewing and gaming becomes more popular.

Listening to music, gaming and viewing video and digital content continues to evolve rapidly. The popularity of browser, mobile and social viewing and gaming have increased greatly and this popularity is expected to continue to grow. Browser, mobile and social video viewing, listening to music and gaming is accessed through hardware other than the game consoles and traditional hand-held video and game devices we currently sell. If there is continued growth in popularity of browser, mobile and social viewing and gaming, our financial position, results of operations, cash flows and liquidity could be impacted negatively.

Sales of video games containing graphic violence may decrease as a result of actual violent events or other reasons, and our financial results may be adversely affected as a result.

Many popular video games contain material with graphic violence. These games receive an “M” or “T” rating from the Entertainment Software Ratings Board. As actual violent events occur and are publicized, or for other reasons, public acceptance of graphic violence in video games may decline. Consumer advocacy groups may increase their efforts to oppose sales of graphically-violent video games and may seek legislation prohibiting their sales. As a result, our sales of those games may decrease, which could negatively impact our results of operations.

As a seller of certain consumer products, we are subject to various federal, state and local laws, regulations, and statutes related to product safety and consumer protection.

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

Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include, but are not limited to:

•	the timing and allocations of new product releases;

•	the timing of new store openings or closings;

•	shifts in the timing or content or certain promotions or service offerings;

•	the effect of changes in tax rates in the jurisdictions in which we are operating;

•	acquisition costs and the integration of companies we acquire or invest in; and

•	the costs associated with the exit of unprofitable markets or stores.

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

Our growth strategy depends in part upon opening new stores and operating them profitably. Our ability to open new stores and operate them profitability depends upon a number of factors, some of which may be beyond our control. These factors include the ability to:

•	identify new store locations, negotiate suitable leases and build out the stores in a timely and cost efficient manner;

•	hire and train skilled associates;

•	integrate new stores into our existing operations; and

•	increase sales at new store locations.

If we fail to manage new store openings in a timely and cost-efficient manner, our growth or profits may decrease.

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

RISKS RELATED TO OUR SECURITIES

The trading price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock has been highly volatile over the past few years and investors could experience losses in response to factors including the following, many of which are beyond our control:

•	variations in our operating results;

•	changes in expectations of our future financial performance, including financial estimates by investors;

•	our failure to meet investors’ expectations;

•	announcement by us of significant acquisitions, joint marketing relationships, joint ventures or capital commitments;
•	announcements by third parties of significant claims or proceedings, including securities class action claims, against us;
•	the size of our public float;

•	changes in senior management or key personnel;

•	future sales of our debt or equity securities, including common stock; and
•	general domestic and international economic conditions.

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

Isaac Capital Group LLC (ICG) is the beneficial owner of approximately 49.5% of our outstanding shares of common stock. Jon Isaac, our President and CEO, is the President and sole member of ICG and accordingly has the sole power to vote the shares of our common stock owned by ICG, and as a result, is able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. Moreover, such a concentration of voting power could have the effect of delaying or preventing a third party from acquiring us at a premium. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stock ownership.

Because we have no current plans to pay cash dividends on our common stock for foreseeable future, you may not receive any return on investment unless you sell your shares of common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operation, expansion, and debt repayment and, with the exception of dividends payable to our series E preferred stockholders, we have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on your investment would likely come only from an increase in the market value of our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

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

If securities analysts do not publish research or reports about our business or if they publish unfavorable commentary about us or our industry or downgrade our common stock, the trading price of our common stock could decline.

We expect that the trading price for our common stock will be affected by any research or reports that securities analysts publish about us or our business. If one or more of the analysts who may elect to cover us or our business downgrade their evaluations of our common stock, the price of our common stock would likely decline. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of our company, we could lose visibility in the market for our common stock, which in turn could cause our stock price to decline.

ITEM 1B.      Unresolved Staff Comments

None.

ITEM 2.        Properties

At September 30, 2017, we leased approximately 11,000 square feet of space located in Las Vegas, Nevada which we utilize as principal executive and administrative offices.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations.

Manufacturing Segment

Marquis leases all of the land, and owns all of the improvements on such land, as described in the following table, which also provides information regarding the general location and use at September 30, 2017:

Property	Location
Corporate Offices and Warehouse	Chatsworth, Georgia
Warehouse	Chatsworth, Georgia
Office and Storage	Chatsworth, Georgia
Tufting Department	Chatsworth, Georgia
Machine Storage and Forklift	Chatsworth, Georgia
Storage and Extrusion	Dalton, Georgia
Yarn Processing Facility	Dalton, Georgia
Printing Facility	Calhoun, Georgia

On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000,000, which consisted of $644,479 from the sale of the land and a note payable of $9,355,521. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis an option to extend the lease upon the expiration of its term. The initial annual lease rate is $59,614.

Retail and Online Segment

At September 30, 2017, Vintage Stock leased all 58 of its stores under leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. Vintage Stock leased its corporate offices in Joplin, Missouri.

The following is a breakdown by state and brand of Vintage Stock retail stores:

State	Retail Stores	Brand(s)
Arkansas	3	Vintage Stock and EntertainMart
Colorado	1	EntertainMart
Idaho	1	EntertainMart
Illinois	1	Vintage Stock
Kansas	7	Vintage Stock
Missouri	17	Vintage Stock and EntertainMart
New Mexico	1	EntertainMart
Oklahoma	11	Vintage Stock
Texas	15	Movie Trading Co. and EntertainMart
Utah	1	EntertainMart

ITEM 3.        Legal Proceedings

None.

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

	Quarter Ended	High	Low
2017	October 1 – December 31, 2016	$27.68	$10.86
	January 1 – March 31, 2017	$23.41	$13.95
	April 1 – June 30, 2017	$15.75	$9.11
	July 1 – September 30, 2017	$12.98	$9.66

2016	October 1 – December 31, 2015	$15.54	$7.68
	January 1 – March 31, 2016	$10.08	$6.36
	April 1 – June 30, 2016	$11.40	$8.64
	July 1 – September 30, 2016	$13.80	$9.18

Holders of Record

On September 30, 2017, there were approximately 101 holders of record of our common stock, approximately 29 holders of record of our Series E Preferred Stock and 2 holders of record of our Series B Convertible Preferred Stock, (“Series B Preferred Stock”) according to our transfer agent. We have no record of the number of stockholders who hold our common stock in “street name” with various brokers.

Dividend Policy

We have two classes of authorized preferred stock. Our Series E Preferred Stock has 127,840 shares issued and outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year. At September 30, 2017, the Company had accrued but unpaid preferred stock dividends totaling $959.

Our Series B Preferred Stock, as of September 30, 2017 has 214,244 shares issued and outstanding. The shares, as a series, have waived their participation rights to dividends paid to the holders of our common stock, if any. The shares, as a series, are entitled to dividends of $1.00 (in the aggregate for all then-issued and outstanding shares of Series B Preferred Stock).

Presently, we do not pay dividends on our common stock and our Series B Preferred Stock. Our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities

On January 21, 2016, the Company announced a $10 million dollar common stock repurchase program. Below are the treasury stock purchases since inception of the program.

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
January 2016	–	$–	–	$10,000,000
February 2016	4,752	8.98	4,752	9,957,330
March 2016	4,167	9.03	4,167	9,919,705
April 2016	–	–	–	9,919,705
May 2016	9,698	10.37	9,698	9,819,137
June 2016	1,994	10.61	1,994	9,797,979
July 2016	9,511	10.31	9,511	9,699,917
August 2016	–	–	–	9,699,917
September 2016	–	–	–	9,699,917
October 2016	–	–	–	9,699,917
November 2016	–	–	–	9,699,917
December 2016	–	–	–	9,699,917
January 2017	–	–	–	9,699,917
February 2017	–	–	–	9,699,917
March 2017	–	–	–	9,699,917
April 2017	–	–	–	9,699,917
May 2017	8,128	11.24	8,128	9,608,558
June 2017	39,523	10.25	39,523	9,203,447
July 2017	1,150	10.56	1,150	9,191,303
August 2017	6,060	10.56	6,060	9,127,309
September 2017	11,324	11.22	11,324	9,000,254
Totals	96,307		96,307

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 11 – Executive Compensation – Executive Compensation Plan Information.”

Recent Sales of Unregistered Securities

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

55,888 shares of Series B Preferred Stock were issued to Kingston Diversified Holdings LLC on December 29, 2016 to settle and pay for an outstanding accrued liability in the amount of $2,800,000. The 55,888 shares of Series B Preferred Stock issued are convertible at an exchange ratio of five shares of common stock for each share of Series B Preferred Stock, or 279,440 shares of common stock.

158,356 shares of Series B Preferred Stock were issued to Isaac Capital Group (“ICG”) on December 27, 2016 in exchange for 791,758 shares of our common stock at an exchange ratio of five shares of common stock for each share of Series B Preferred Stock.

ITEM 6.       Selected Financial Data

Not applicable.

ITEM 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended September 30, 2017, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part I, Item 8 of this Annual Report on Form 10-K (this “Form 10-K”) for the fiscal year ended September 30, 2017.

Note about Forward-Looking Statements

This Form 10-K includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

Specific forward-looking statements contained in this portion of the Form 10-K include, but are not limited to: (i) statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations and prospects, (v) statements about future results and future performance, (vi) statements that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months, and (vii) statements that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in this Form 10-K under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website www.live-ventures.com or any other websites referenced in this Form 10-K are not part of this Form 10-K.

Our Company

Live Ventures Incorporated is a holding company for diversified businesses, which, together with our subsidiaries, we refer to as the “Company”, “Live Ventures”, “we”, “us” or “our”. We acquire and operate profitable companies in various industries that have demonstrated a strong history of earnings power. We currently have three segments to our business, Manufacturing, Retail and Online, and Services.

Under the Live Ventures brand, we seek opportunities to acquire profitable and well-managed companies. We will work closely with consultants who will help us identify target companies that fit within the criteria we have established for opportunities that will provide synergies with our businesses.

Our principal offices are located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this Form 10-K) is located at www.live-ventures.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

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

Since commencing operations in 1995, Marquis has built a strong reputation for outstanding value, styling, and customer service. Its innovation has yielded products and technologies that differentiate its brands in the flooring marketplace. Marquis’s state-of-the-art operations enable high quality products, unique customization, and exceptionally short lead-times. Furthermore, the Company has recently invested in additional capacity to grow several attractive lines of business, including printed carpet and yarn extrusion. Through its A-O Division, utilizes its state-of-the-art yarn extrusion capacity to market monofilament textured yarn products to the artificial turf industry.

Retail and Online Segment

Our Retail and Online Segment is composed of Vintage Stock Affiliated Holdings, LLC and the legacy operations of Modern Everyday, Inc. and LiveDeal, Inc.

Vintage Stock

On November 3, 2016, Live Ventures through its wholly-owned subsidiary Vintage Stock Holdings LLC acquired 100% of Vintage Stock, V-Stock, Movie Trading Company and Entertainment (collectively “Vintage Stock”). Vintage Stock is an award-winning specialty entertainment retailer. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 33 Vintage Stock, 3 V-Stock, 13 Movie Trading Company and 8 EntertainMart retail locations strategically positioned across Texas, Idaho, Oklahoma, Kansas, Missouri, Colorado, Illinois, Arkansas and New Mexico.

Modern Everyday, Inc. (“MEI”) was a specialty retailer offering consumers a selection of products that range from home, kitchen and dining products, apparel and sporting goods to children's toys and beauty products. The Company has decided not to invest additional funds in this line of business and is in the process of selling the remaining inventory. LiveDeal Inc. operates a real time “deal engine” connecting restaurants with consumers. LiveDeal.com provides marketing solutions to restaurants to boost customer awareness and merchant visibility on the internet. The marketing solutions that LiveDeal.com provides has not provided any revenue to date.

Services Segment

Telco

Telco Billing Inc. (“Telco”) provides legacy services primarily under our InstantProfile ® line of directory listing services. We no longer accept new customers under our legacy service offerings.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant and material impact on amounts reported in these financial statements. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. Our critical and significant accounting policies include Trade and Other Receivables, Inventories, Goodwill, Revenue Recognition, Fair Value Measurements, Stock Based Compensation, Income Taxes, Segment Reporting and Concentrations of Credit Risk.

Results of Operations

The Company has restated its consolidated financial statements for fiscal year ended September 30, 2016. Our line of credit balance of $222,590 as of September 30, 2016 with Bank of America for Marquis was reclassified from long-term debt to short-term debt. An advance deposit on manufacturing equipment for Marquis in the amount of $1,816,855 was reclassified in the statement of cashflows from operating to investing. The bargain purchase gain associated with Marquis was reduced by $3,074,623 due to deferred tax liabilities associated with the acquisition that were not recorded. The Company also found errors in how it was accounting for stock options and restricted stock as it relates to deferred income taxes of approximately $3,074,623. There was a reclassification of paid in capital for series E preferred stock of $10,738. For fiscal years 2012, 2013 and 2014 there were errors in warrant and derivative liabilities in the cumulative amount of $6,238,516 which were made to the historical paid in capital and accumulated deficit accounts. The results of operations for fiscal year ended September 30, 2016 reflect the accounting restatements.

Management has evaluated the impact of the above referenced errors. The impact on our previously issued Form 10-Q’s for quarters ended December 31, 2016, March 31, 2017 and June 30, 2017 are as follows, in error and will be amended to reflect the following changes:

	Fiscal Quarter Ended December 31, 2016			Fiscal Quarter Ended March 31, 2017			Fiscal Quarter Ended June 30, 2017
	As			As			As
	Previously			Previously			Previously
	Reported	Change	(Restated)	Reported	Change	(Restated)	Reported	Change	(Restated)
Current portion of long- term debt	$6,226,454	$14,278,689	$20,505,143	$5,832,567	$15,378,332	$21,210,899	$5,847,194	$17,375,442	$23,222,636
Long-term debt, net of current portion	67,287,070	(14,278,689)	53,008,381	69,019,133	(15,378,332)	53,640,801	70,104,445	(17,375,442)	52,729,003
Total liabilities	91,328,118		91,328,118	90,550,517		90,550,517	93,105,215		93,105,215

Paid in capital	56,705,679	6,249,254	62,954,933	56,773,754	6,249,254	63,023,008	56,841,245	6,249,254	63,090,499
Accumulated deficit	(27,408,969)	(6,238,516)	(33,647,485)	(25,568,783)	(6,238,516)	(31,807,299)	(23,441,219)	(6,238,516)	(29,679,735)
Series E convertible preferred stock	10,866	(10,738)	128	10,866	(10,738)	128	10,866	(10,738)	128
Total shareholders' equity	29,009,849	–	29,009,849	30,918,112	–	30,918,112	32,616,801	–	32,616,801

Prepaid expenses and other current liabilities	1,990,407	(1,816,855)	173,552	2,520,099	(1,816,855)	703,244	2,104,859	(1,816,855)	288,004
Net cash provided by operations	4,994,685	(1,816,855)	3,177,830	5,209,543	(1,816,855)	3,392,688	8,830,128	(1,816,855)	7,013,273

Purchases of property and equipment	(4,869,153)	1,816,855	(3,052,298)	(7,100,362)	1,816,855	(5,283,507)	(7,753,755)	1,816,855	(5,936,900)
Net cash used in investing activities	(62,180,053)	1,816,855	(60,363,198)	(54,507,921)	1,816,855	(52,691,066)	(55,150,965)	1,816,855	(53,334,110)

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Year Ended		Year Ended
	September 30, 2017		September 30, 2016
		% of Total	(Restated)	% of Total
		Revenue		Revenue
Statement of Income Data:
Revenue	$152,060,932	100.0%	$78,954,247	100.0%
Cost of Revenue	89,494,297	58.9%	58,979,377	74.7%
Gross Profit	62,566,635	41.1%	19,974,870	25.3%
General and Administrative Expense	36,192,322	23.8%	8,543,877	10.8%
Selling and Marketing Expense	8,274,936	5.4%	9,112,744	11.5%
Operating Income	18,099,377	11.9%	2,318,249	2.9%
Interest Expense, net	(7,596,985)	-5.0%	(4,020,547)	-5.1%
Bargain Purchase Gain on Acquisition	–	0.0%	1,499,345	1.9%
Other Income	81,207	0.1%	2,589,160	3.3%
Net Income before Income Taxes	10,583,599	7.0%	2,386,207	3.0%
Provision (benefit) for Income Taxes	4,081,819	2.7%	(15,567,844)	-19.7%
Net income attributed to noncontrolling interest	–	0.0%	124,194	0.2%
Net Income attributed to Live Ventures	$6,501,780	4.3%	$17,829,857	22.6%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Year Ended		Year Ended
	September 30, 2017		September 30, 2016
	Net	% of	Net	% of Total
	Revenue	Total Revenue	Revenue	Total Revenue
Revenue
Used Movies, Music, Games and Other	$40,752,981	26.8%	$–
New Movies, Music, Games and Other	29,522,356	19.4%	–
Rentals, Concessions and Other	1,116,308	0.7%	–
Kitchen and Home Products	128,904	0.1%	5,438,007	6.9%
Carpets	57,510,294	37.8%	56,572,212	71.7%
Hard Surface Products	16,211,404	10.7%	11,254,131	14.3%
Synthetic Turf Products	5,964,633	3.9%	4,683,014	5.9%
Directory Services	854,052	0.6%	1,006,883	1.3%
Total Revenue	$152,060,932	100.0%	$78,954,247	100.0%

	Year Ended		Year Ended
	September 30, 2017		September 30, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$32,373,769	79.4%	$–
New Movies, Music, Games and Other	8,123,685	27.5%	–
Rentals, Concessions and Other	688,414	61.7%	–
New Kitchen and Home Products	(83,879)	-65.1%	1,238,317	22.8%
Carpets	15,227,351	26.5%	13,561,526	24.0%
Hard Surface Products	4,214,209	26.0%	2,995,399	26.6%
Synthetic Turf Products	1,211,446	20.3%	1,214,810	25.9%
Directory Services	811,640	95.0%	964,818	95.8%
Total Gross Profit	$62,566,635	41.1%	$19,974,870	25.3%

Revenue

Revenue increased $73,106,685, or 92.6% for the year ended September 30, 2017 as compared to the year ended September 30, 2016.

The increase in revenue was primarily attributable to the following:

Revenue from Vintage Stock for the short period of November 3, 2016 through September 30, 2017–Used Movies, Music, Games and Other $40,752,981 or 26.8% of total revenue, New Movies, Music, Games and Other $29,522,356 or 19.4% of total revenue, Rentals, Concessions and Other $1,116,308 or 0.7% of total revenue.

Revenue increased in the following categories as compared to the prior year:

Carpets $938,082 or 1.7%, Hard Surface Products $4,957,273 or 44.0%, Synthetic Turf Products $1,281,619 or 27.4%.

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Kitchen and Home Products $5,309,103 or 97.6%

Directory Services $152,831 or 15.2%

Cost of Revenue

Cost of revenue increased $30,514,920, or 51.7% for the year ended September 30, 2017 as compared to the year ended September 30, 2016, primarily because of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $42,591,765 or 213.2%, for the year ended September 30, 2017 as compared to the year ended September 30, 2016.

The increase in gross profit was primarily attributable to the following:

Gross Profits from Vintage Stock for the short period of November 3, 2016 through September 30, 2017-Used Movies, Music, Games and Other $32,373,769 or 79.4% gross profit margin, New Movies, Music, Games and Other $8,123,685 or 27.5% gross profit margin, Rentals, Concessions and Other $688,414 or 61.7% gross profit margin.

Gross profit increased in the following categories as compared to the prior year:

Hard Surface Products gross profit increased $1,218,810 or 40.7%. Hard surface products gross profit margin decreased to 26.0% from 26.6% or 1bps. Carpets gross profit increased $1,665,825 or 12.3%. Carpets gross profit margin increased to 26.5% from 24.0% or 25bps due to an increase in cut order business and sales of some new styles with higher margins in the mix.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year.

Kitchen and Home Products gross profit decreased $1,322,196 or 106.8%. Kitchen and Home Products gross profit margin decreased to -65.1% from 22.8% due to final mix of products sold, final adjustments to net realizable value and aggressive discounting of remaining inventory available for sale.

Synthetic Turf Products gross profit decreased $3,364 or 0.3%. Synthetic Turf Products gross profit margin decreased to 20.3% from 25.9% due to a competitor adding extrusion capability, an influx of yarns from China and raw materials up approximately 15% in this division.

Directory Services gross profit decreased $153,178 or 15.9%. Directory Services gross profit margin decreased to 95.0% from 95.8% or 8bps due to increased billing processing fees.

General and Administrative Expense

General and Administrative expense increased $27,648,445 or 323.6%, for the year ended September 30, 2017 as compared to the year ended September 30, 2016. The increase in general and administrative expense was primarily attributable to general and administrative expense from Vintage Stock for the short period of November 3, 2016 through September 30, 2017 of $28,861,885, of which $347,610 were related to Vintage Stock acquisition expenses – see Note 5; partially offset by a decrease of general and administrative expense associated with Kitchen and Home products of $2,215,148, an increase of $1,002,591 associated with Marquis and a decrease of $883 associated with our Directory services business, Telco.

Selling and Marketing Expense

Selling and marketing expense decreased $837,808 or 9.2%, for the year ended September 30, 2017 as compared to the year ended September 30, 2016. The decrease in selling and marketing expense was primarily attributable to the decrease in selling and marketing expense associated with Kitchen and Home products of $1,914,483 due to declining revenue; partially offset by an increase from our new acquisition Vintage Stock of $1,076,675 and a decrease in Marquis selling and marketing expense of $6,535.

Operating Income

Because of the factors described above, operating income of $18,099,377 for the year ended September 30, 2017, represented an increase of $15,781,128 over the comparable prior year of $2,318,249, or 680.7%.

Interest Expense, net

Interest expense net increased $3,576,438 or 89.0%, for the year ended September 30, 2017 as compared to the year ended September 30, 2016, primarily due to the new financing related to the acquisition of Vintage Stock as more fully discussed in Notes 5 and 9 of the consolidated financial statements.

Other Income and Expense

Other income and expense decreased $2,507,953 or 96.9%, for the year ended September 30, 2017 as compared to the year ended September 30, 2016 (restated). The decrease in other income and expense was primarily the result of the absence of the Modern Everyday Inc. contingency purchase price adjustment gain of $316,000 and no bargain purchase gain of $1,499,345.

Provision for Income Taxes

Provision for income taxes increased $19,649,663, for the year ended September 30, 2017 as compared to the year ended September 30, 2016 (restated). The increase in provision for income taxes is primarily attributable to the increase in pre-tax income and the application of an estimated effective tax rate of 39%, and the release of the valuation allowance in 2016 (restated). The income tax provision is primarily deferred due to the Company’s approximately $22.7 million of net operating loss carryforwards for federal income tax purposes.

Net Income

The factors described above led to net income of $6,501,780 for the year ended September 30, 2017, or a 63.5% decrease from net income of $17,829,857 for the year ended September 30, 2016 (restated).

	Year Ended September 30, 2017				Year Ended September 30, 2016
	Segments in $				Segments - $
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	$71,520,549	$79,686,331	$854,052	$152,060,932	$5,438,007	$72,509,357	$1,006,883	$78,954,247
Cost of Revenue	30,418,560	59,033,325	42,412	89,494,297	4,199,690	54,737,622	42,065	58,979,377
Gross Profit	41,101,989	20,653,006	811,640	62,566,635	1,238,317	17,771,735	964,818	19,974,870
General and Administrative Expense	31,045,079	5,144,444	2,799	36,192,322	4,398,392	4,141,853	3,632	8,543,877
Selling and Marketing Expense	1,181,055	7,093,878	3	8,274,936	2,012,331	7,100,413	–	9,112,744
Operating Income (Loss)	$8,875,855	$8,414,684	$808,838	$18,099,377	$(5,172,406)	$6,529,469	$961,186	$2,318,249

	Year Ended September 30, 2017				Year Ended September 30, 2016
	Segments in % of Revenue				Segments - % of Revenue
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	42.5%	74.1%	5.0%	58.9%	77.2%	75.5%	4.2%	74.7%
Gross Profit	57.5%	25.9%	95.0%	41.1%	22.8%	24.5%	95.8%	25.3%
General and Administrative Expense	43.4%	6.5%	0.3%	23.8%	80.9%	5.7%	0.4%	10.8%
Selling and Marketing Expense	1.7%	8.9%	0.0%	5.4%	37.0%	9.8%	0.0%	11.5%
Operating Income (Loss)	12.4%	10.6%	94.7%	11.9%	-95.1%	9.0%	95.5%	2.9%

Retail and Online Segment

Segment results for Retail and Online include Vintage Stock, Modern Everyday and LiveDeal. Revenue for the year ended September 30, 2017 increased $66,082,542, or 1,215.2%, as compared to the prior year, as a result of the acquisition of the Vintage Stock business on November 3, 2016 which provided $40,752,981 of Used movies, music, games and other revenue; $29,522,356 of New movies, music, games and other revenue; $1,116,308 of Movie Rental, concession and other revenue; partially offset by a decrease in New kitchen and home products revenue of $5,309,103, or 97.6% from the prior year. Cost of revenue for the year ended September 30, 2017 increased $26,218,870, or 624.3%, because of the Vintage Stock’s business which had cost of revenue for Used movies, music, games and other of $8,379,212; New movies, music, games and other of $21,398,671; Movie Rental, concession and other of $427,894; partially offset by a decrease in cost of revenue for New Kitchen and home products of $3,986,907, or 94.9% from the prior year period. Operating income for the year ended September 30, 2017 increased $14,048,261, because of increased gross profit of $39,863,672, partially offset by an increase in general and administrative expense of $26,646,687, which included acquisition related expense related to Vintage Stock of $347,610, and a decrease in selling and marketing expense of $831,276.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the year ended September 30, 2017 increased $7,176,974, or 9.9%, as compared to the prior year period, because of increased sales of carpets of $938,082, hard surface products of $4,957,273 and synthetic turf products of $1,281,619. Cost of revenue for the year ended September 30, 2017 increased $2,881,271, or 16.2%, as compared to the prior year period, because of an increase in the cost of revenue of synthetic turf products of $1,284,983, hard surface products of $3,738,463; partially offset by a decrease in cost of revenue of carpets of $727,743. Operating income for the year ended September 30, 2017 increased $1,885,215, or 28.9%, as compared to the prior year period, because of an increase in gross profit of $2,881,271 and an increase in general and administrative expense of $1,002,591; partially offset by a decrease in selling and marketing expense of $6,535.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues for the year ended September 30, 2017 decreased $152,831, or 15.2%, as compared to the prior year period, because of decreasing renewals. Operating earnings for the year ended September 30, 2017 decreased $152,348, or 15.9%, compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset based revolver lines of credit will provide sufficient liquidity to fund our operations, pay our scheduled loan payments, fund our continued investments in store openings and remodeling activities, continue to repurchase shares and pay dividends on our series E preferred shares as declared by the Board of Directors, for at least the next 12 months.

We have two asset based revolver lines of credit (a) Bank of America Revolver Loan (“BofA Revolver”) that Marquis uses and (b) Texas Capital Bank Revolver Loan (“TCB Revolver”) that Vintage Stock uses.

As of September 30, 2017, we had total cash on hand of $3,972,539 and an additional $9,691,672 of available borrowing under the BofA Revolver and an additional $3,250,393 of available borrowing under the TCB Revolver. As we continue to pursue acquisitions, and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

As of September 30, 2017, we have $48,877,536 current portion of notes payable, including $28,310,505 of loan payable to Capitala.  We are not in compliance as of December 31, 2017 with the Capitala Term Loan total leverage ratio and do not anticipate that we will regain compliance with this covenant until sometime in fiscal year ended September 30, 2019 based upon our current operating forecast. The Capitala Term Loan has been classified as a short-term obligation at September 30, 2017 as a result of this default. We are seeking alternatives to resolving the out of compliance condition including negotiating with Capitala and seeking alternative credit sources. There can be no assurance that the Company will be able to complete any such transactions on acceptable terms, if at all. The resolution of the out of compliance condition has not occurred with Capitala and is not certain as of the date of issuance of these financial statements. The Capitala loan is secured by Vintage Stock's assets.

Sources of Liquidity

We utilize cash on hand and cash generated from operations and have funds available to us under our two revolving loan facilities (BofA Revolver and TCB Revolver) to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks. Our term debt facilities are not revolving credit facilities and require scheduled payments of principal and interest.

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 5 to the consolidated financial statements. On September 30, 2017 and September 30, 2016, we had $9,691,672 and $11,071,138 of additional borrowing availability on the BofA Revolver, respectively. Maximum borrowing under the BofA Revolver is $15,000,000. A total of approximately $72,715 of letters of credit was outstanding at September 30, 2017. The weighted average interest rate for the period of October 1, 2016 through September 30, 2017 was 3.5667%. We borrowed $89,923,216 and repaid $85,294,991 on the BofA Revolver during the twelve months ended September 30, 2017, leaving an outstanding balance on the BofA Revolver of $4,850,815 and $222,590 at September 30, 2017 and September 30, 2016, respectively.

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver subject to availability as described in Note 5 to the consolidated financial statements. On September 30, 2017 and November 3, 2016 – we had $3,250,393 and $2,562,782 of additional borrowing availability on the TCB Revolver, respectively. Maximum borrowing under the TCB Revolver is $20,000,000. No letters of credit were outstanding at any time during the period of November 3, 2016 through September 30, 2017. The weighted average interest rate for the period of November 3, 2016 through September 30, 2017 was 3.60264%. We borrowed $77,385,123 and repaid $64,864,686 on the TCB Revolver during the period of November 3, 2016 through September 30, 2017, leaving an outstanding balance on the TCB Revolver of $12,520,437 at September 30, 2017.

Loan Covenant Compliance

We were in compliance with all loan covenants under our existing revolving and other loan agreements as of September 30, 2017 due to waivers being granted by both Texas Capital Bank for the TCB Revolver and Capitala for the Capitala Term Loan. We are not in compliance as of December 31, 2017 with the Capitala Term Loan total leverage ratio and do not anticipate that we will regain compliance with this covenant until sometime in fiscal year ended September 30, 2019 based upon our current operating forecast. We are in compliance with Texas Capital Bank for the TCB Revolver as of December 31, 2017 and do not anticipate being out of compliance 12 months from the issuance of our consolidated financial statements. We are seeking alternatives to resolving the out of compliance condition including negotiating with Capitala and seeking alternative credit sources. The resolution of the out of compliance condition has not occurred with Capitala and is not certain as of the date of issuance of these financial statements.

Cash Flows from Operating Activities

The Company’s cash and cash equivalents at September 30, 2017 was $3,972,539 compared to $770,895 at September 30, 2016, an increase of $3,201,644. The principal reason for this increase was the cash provided by operating profits not used to pay down debt.

Net cash provided by operations was $7,874,332 for the year ended September 30, 2017 as compared to net cash provided by operations of $7,878,633 for the same period in 2016 (restated). This change in cash provided by operations of $4,301 was due to a decrease in net income of $11,452,271, an increase in non-cash depreciation expense of $1,900,237, an increase of $1,499,345 due to no bargain purchase gain in the current fiscal year, a decrease in loss on disposal of property and equipment of $105,122, an increase in amortization of debt issuance cost of $215,673, a decrease in stock based compensation expense of $52,456, a decrease in non-cash interest expense associated with convertible debt and warrants of $4,749, a decrease in non-cash interest expense associated with loan fees of $2,801,732, an increase in non-cash note and agreement reductions due to settlement of $962,941, a decrease in non-cash write-down of inventory of $1,080,051, a decrease in non-cash issuance of common stock for services of $19,999, a decrease in change in reserve for uncollectible accounts of $53,938, a decrease in change in reserve for obsolete inventory of $1,629,695, an increase in change in contingent liability of $316,000, an increase in the change in deferred income taxes of $19,123,777, plus changes in assets and liabilities including a decrease in accounts receivable of $2,712,076, an increase in prepaid expenses and other current assets of $7,802, a decrease in inventories of $5,390,342, a decrease in deposits and other assets of $74,080, a decrease in accounts payable of $2,210,067, an increase in accrued liabilities of $2,876,347 and an increase in income taxes payable of $680,155.

Our primary source of cash inflows is from customer receipts from sales on account, factor accounts receivable proceeds and net remittances from directory services customers processed in the form of ACH billings. Our most significant cash outflows include payments for raw materials, general operating expenses, including payroll costs, general and administrative expenses that typically occur within close proximity of expense recognition.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the year ended September 30, 2017 consisted of $47,381,108 for the acquisition of a new subsidiary Vintage Stock, net of $272,590 cash acquired; $95,976 of expenditures for intangible assets and $6,414,971 of purchases of equipment (primarily new twisting and extrusion equipment used to manufacture carpet and synthetic turf in our Marquis operations), offset by proceeds of $159,911 from the sale of assets. Our cash flows used in investing activities during the year ended September 30, 2016 consisted of $3,193,540 of equipment purchases; offset by the proceeds from the sale of land in the amount of $653,857.

Cash Flows from Financing Activities

Our cash flows provided by financing activities during the year ended September 30, 2017 consisted of $36,984,434 from the issuance of notes payable and $17,148,662 in net borrowings under revolver loans, offset by payment of series E preferred stock dividends of $959, payment of debt issuance costs of $1,155,000, purchase of treasury stock $699,557 and payment on notes payable $3,218,124. Our cash flows used in financing activities during the year ended September 30, 2016 consisted of repayment of notes payable of $17,109,250, repayment of the related party note payable in the amount of $4,495,825, payment of debt issuance costs of $415,757 related to the Store Capital Acquisitions, LLC loan, purchase of treasury stock $300,027, payment of series E preferred stock dividends of $1,917 and purchase of the non-controlling interest in Marquis of $2,000,000; offset by borrowing from the Revolver loan of $1,739,825 and $15,287,078 from the issuance of notes payable.

The Company does not engage in any off-balance sheet financing arrangements. Currently, the Company is not issuing common shares for liquidity purposes. We prefer to use asset based lending arrangements and mezzanine financing together with Company provided capital to finance acquisitions and have done so historically. Occasionally as our Company history has demonstrated we will issue stock and derivative instruments linked to stock for services and or debt settlement.

Working Capital

We had a working capital deficit of $10,892,860 as of September 30, 2017 compared to working capital of $11,407,456 as of September 30, 2016 with current assets increasing by $30,280,860 and current liabilities increasing by $52,628,710 from September 30, 2016 to September 30, 2017. Such changes in working capital were primarily attributable to the increase in inventory associated with the acquisition of Vintage Stock, increased borrowing from revolver loans and the reclassification of the Capitala Term Loan from long-term to short-term debt due within one year.

Equipment Loan

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction (“the Equipment Loan”) with Banc of America Leasing & Capital, LLC., which provided the following financing evidenced by separate loan schedules (Note #1 through Note #4), secured by equipment.

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

At September 30, 2017 we had $4,097,764, $1,969,954, $3,341,642 and $1,025,782 outstanding on Equipment Loan Note #1 through Note #4, respectively. At September 30, 2016 we had $4,931,937 outstanding on the Equipment Loan Note #1, and nothing owing on Equipment Loan Note #2, Note #3 or Note #4.

Real Estate Financing

On June 14, 2016, we entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis Industries, Inc. (“Marquis”) and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000,000, which consisted of $644,479 from the sale of the land and a note payable of $9,355,521. In connection with the transaction, we entered into a lease with a 15-year term commencing on the closing of the transaction, which provides the Company an option to extend the lease upon the expiration of its term. The initial annual lease rate is $59,614. The proceeds from this transaction were used to pay down the BofA Revolver and Bank of America Term loans, and related party loan, as well as purchasing a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. At September 30, 2017 and September 30, 2016, we had $9,328,208 and $9,351,796 outstanding, respectively, on the Store Capital Acquisition, LLC loan. At September 30, 2017 and September 30, 2016, there is un-amortized debt issuance costs associated with this loan in the amounts of $444,402 and $414,025, respectively.

Future Sources of Cash; New Products and Services

We may require additional debt financing and or capital to finance new acquisitions, refinance existing indebtedness or other strategic investments in our business. Other sources of financing may include stock issuances and additional loans; or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act ("The Act"), was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. We are in the process of quantifying the tax impacts of The Act.  As a result of The Act, we expect there will be one-time adjustments for the re-measurement of deferred tax assets (liabilities). We expect the adjustment to deferred tax assets (liabilities) to materially impact our income tax provision and balance sheet in our fiscal quarter ended December 31, 2017 to reflect the re-measurement of the change in corporate tax rate from 35 percent to 21 percent. The Company is in the process of quantifying the impact of the Act and will record any adjustments in accordance with the guidance provided in SAB118.

Contractual Obligations

The following table summarizes our contractual obligations consisting of operating lease agreements and debt obligations and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable	$48,877,536	$3,931,790	$3,838,882	$20,152,951	$76,801,159
Notes Payable - related party			2,000,000		2,000,000
Noncanceleable service contracts	7,200				7,200
Lease obligations	5,573,252	7,772,528	3,747,932	1,572,864	18,666,576
Total	$54,457,988	$11,704,318	$9,586,814	$21,725,815	$97,474,935

Off-Balance Sheet Arrangements

At September 30, 2017, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A.       Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2017, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal year 2017 or 2016) or commodity price risk.

ITEM 8.       Financial Statement and Supplementary Data

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Live Ventures Incorporated

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Live Ventures Incorporated as of September 30, 2017 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Live Ventures Incorporated at September 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Las Vegas, Nevada

January 18, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Live Ventures, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Live Ventures, Inc. and Subsidiaries (the “Company”) as of September 30, 2016 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Live Ventures, Inc. and Subsidiaries as of September 30, 2016 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the 2016 financial statements have been reclassified, related to accounting for convertible features on notes and warrants, deferred income tax liabilities related to the Marquis Industries, Inc. acquisition, characterization of deposits on equipment purchases, and classification of a revolving credit arrangement with both a subjective acceleration clause and lock box arrangement.

/s/ Anton & Chia, LLP

Newport Beach, California

December 28, 2016, except for Notes 4, 5, 9, 17, and 18 which are as of January 18, 2018

LIVE VENTURES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2017	2016
		(Restated)
Assets
Cash and cash equivalents	$3,972,539	$770,895
Trade Receivables, net	10,636,925	7,602,764
Inventories, net	34,501,801	11,053,085
Prepaid expenses and other current assets	6,435,891	5,792,018
Total current assets	55,547,156	25,218,762

Property and equipment, net	22,817,860	14,014,501
Deposits and other assets	77,520	19,765
Deferred taxes	9,000,010	12,524,582
Intangible assets, net	4,205,314	1,689,790
Goodwill	36,946,735	–
Total assets	$128,594,595	$53,467,400

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$8,224,057	$5,402,654
Accrued liabilities	8,986,734	6,396,772
Income taxes payable	351,689	–
Current portion of long-term debt	48,877,536	2,011,880
Total current liabilities	66,440,016	13,811,306

Long-term debt, net of current portion	26,570,271	13,460,282
Note payable, related party	2,000,000	2,000,000
Total liabilities	95,010,287	29,271,588

Commitments and contingencies

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at September 30, 2017 and no shares issued and outstanding at September 30, 2016	214	–
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at September 30, 2017 and at September 30, 2016, with a liquidation preference $38,352	128	128
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,088,186 shares issued and 1,991,879 shares outstanding at September 30, 2017; 2,819,327 shares issued and 2,789,205 shares outstanding at September 30, 2016	2,088	2,819
Paid in capital	63,157,178	59,568,471
Treasury stock 96,307 shares as of September 30, 2017 and 30,122 shares as of September 30, 2016	(999,584)	(300,027)
Accumulated deficit	(28,575,716)	(35,075,579)
Total stockholders' equity	33,584,308	24,195,812
Total liabilities and stockholders' equity	$128,594,595	$53,467,400

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2017	2016
		(Restated)
Revenues	$152,060,932	$78,954,247
Cost of revenues	89,494,297	58,979,377
Gross profit	62,566,635	19,974,870

Operating expenses:
General and administrative expenses	36,192,322	8,543,877
Sales and marketing expenses	8,274,936	9,112,744
Total operating expenses	44,467,258	17,656,621
Operating income	18,099,377	2,318,249
Other (expense) income:
Interest expense, net	(7,596,985)	(4,020,547)
Bargain purchase gain on acquisition	–	1,499,345
Other income	81,207	2,589,160
Total other (expense) income, net	(7,515,778)	67,958
Income before provision for income taxes	10,583,599	2,386,207
Provision (benefit) for income taxes	4,081,819	(15,567,844)
Net income	6,501,780	17,954,051
Net income attributed to noncontrolling interest	–	124,194
Net income attributed to Live Ventures, Incorporated	$6,501,780	$17,829,857

Earnings per share:
Basic	$2.94	$6.33
Diluted	$1.61	$5.40

Weighted average common shares outstanding:
Basic	2,210,104	2,815,072
Diluted	4,047,696	3,303,698

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Series B		Series E
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Treasury	Accumulated		Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total	Interest	Equity
Balance, September 30, 2015, (Restated)	2,817,169	$2,817	–	$–	127,840	$128	$59,214,290	$–	$(52,903,519)	$6,313,716	$1,953,844	$8,267,560
Series E preferred stock dividends									(1,917)	(1,917)		(1,917)
Stock based compensation							256,146			256,146		256,146
Issuance of common stock for services	2,158	2					19,997			19,999		19,999
Purchase of noncontrolling interest							78,038			78,038	(2,078,038)	(2,000,000)
Purchase of treasury stock								(300,027)		(300,027)		(300,027)
Net income									17,829,857	17,829,857	124,194	17,954,051
Balance, September 30, 2016, (Restated)	2,819,327	$2,819	–	$–	127,840	$128	$59,568,471	$(300,027)	$(35,075,579)	$24,195,812	$–	$24,195,812
Series E preferred stock dividends									(1,917)	(1,917)		(1,917)
Stock based compensation							203,690			203,690		203,690
Stock Split 1:6 no fractional shares	2,284	2					(2)			–		–
Issuance of common stock for Norvalk Apps S.A.S. liability	58,333	59					584,441			584,500		584,500
Issuance of series B preferred stock for Kingston liability			55,888	56			2,799,944			2,800,000		2,800,000
Exchange of common shares for series B preferred stock to Isaac Capital Group	(791,758)	$(792)	158,356	158			634			–		–
Purchase of treasury stock								(699,557)		(699,557)		(699,557)
Net income									6,501,780	6,501,780		6,501,780
Balance, September 30, 2017	2,088,186	$2,088	214,244	$214	127,840	$128	$63,157,178	$(999,584)	$(28,575,716)	$33,584,308	$–	$33,584,308

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2017	2016
		(Restated)
OPERATING ACTIVITIES:
Net income	$6,501,780	$17,954,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisition:
Depreciation and amortization	5,025,548	3,125,311
(Gain) on bargain purchase of acquisition		(1,499,345)
(Gain) loss on disposal of property and equipment	(33,452)	71,670
Amortization of debt issuance cost	215,673	–
Stock based compensation expense	203,690	256,146
Non-cash interest expense associated with convertible debt and warrants	–	4,749
Non-cash interest expense associated with loan fees	–	2,801,732
Non-cash note and agreement reductions due to settlement	–	(962,941)
Non-cash write-down of inventory	–	1,080,051
Non-cash issuance of common stock for services	–	19,999
Change in reserve for uncollectible accounts	(211)	53,727
Change in reserve for obsolete inventory	(926,163)	703,532
Change in contingent liability	–	(316,000)
Change in deferred income taxes	3,524,572	(15,599,205)
Changes in assets and liabilities:
Accounts receivable	(2,856,612)	(144,536)
Prepaid expenses and other current assets	(1,646,527)	(1,606,795)
Inventories	(3,811,361)	1,578,981
Deposits and other assets	(57,755)	16,325
Accounts payable	(2,344,209)	(134,142)
Accrued liabilities	3,727,670	851,323
Income taxes payable	351,689	(376,000)

Net cash provided by operating activities	7,874,332	7,878,633

INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired and seller financing provided	(47,381,108)	–
Purchase of intangible assets - Software	(95,976)	–
Proceeds from the sale of property and equipment	159,911	653,857
Purchases of property and equipment	(6,414,971)	(3,193,540)

Net cash used in investing activities	(53,732,144)	(2,539,683)

FINANCING ACTIVITIES:
Net borrowings under revolver loans	17,148,662	1,739,825
Payments of debt issuance costs	(1,155,000)	(415,757)
Payment for the purchase of the noncontrolling interest	–	(2,000,000)
Proceeds from issuance of notes payable	36,984,434	15,287,078
Payment of series E preferred stock dividends	(959)	(1,917)
Purchase of treasury stock	(699,557)	(300,027)
Payments on notes payable	(3,218,124)	(17,109,250)
Payments on notes payable, related party	–	(4,495,825)

Net cash provided by (used in) financing activities	49,059,456	(7,295,873)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,201,644	(1,956,923)

CASH AND CASH EQUIVALENTS, beginning of period	770,895	2,727,818

CASH AND CASH EQUIVALENTS, end of period	$3,972,539	$770,895

Supplemental cash flow disclosures:
Interest paid	$5,325,964	$1,247,659
Income taxes paid (refunded)	$(149,307)	$466,000
Noncash financing and investing activities:

Non-cash changes in Fair Value of Assets Acquired - Marquis Industries:
Goodwill		$(800,000)
Intangible - customer relationships		439,039
Inventory		1,080,051
Prepaid expenses		114,304
Deferred taxes		(3,074,623)
Machinery and equipment		2,659,104
Buildings and land		1,081,470
Total Non-cash changes in Fair Value of Assets Acquired - Marquis Industries		$1,499,345

Notes payable issued to sellers of Vintage Stock	$10,000,000	$–
Conversion of accrued expense liabilities into common stock	$584,500	$–
Conversion of accrued expense liability to Series B preferred stock	$2,800,000	$–
Accrued and unpaid dividends	$959	$959
Note payable issued for purchase of noncontrolling interest	$–	$500,000
Restated equipment deposit as a purchase of equipment in fiscal year 2016	$(1,816,555)	$1,816,555

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND 2016

Note 1:        Background and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively the “Company”). The Company has three operating segments for fiscal years 2017 and 2016 – Manufacturing, Retail Online and Services. Under the Live Ventures brand the Company seeks opportunities to acquire profitable and well-managed companies. The Company believes that with the proper positioning and its investment capital, these companies can become more profitable.

Note 2:       Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for fiscal years 2017 and 2016 include the accounts of Live Ventures Incorporated and its wholly-owned subsidiaries. On July 6, 2015, The Company acquired 80% of Marquis Industries, Inc. and subsidiaries (“Marquis”). Effective November 30, 2015, the Company acquired the remaining 20% of Marquis. On November 3, 2016, the Company acquired 100% of Vintage Stock, Inc., a Missouri corporation (“Vintage Stock”), through its newly formed, wholly-owned subsidiary, Vintage Stock Affiliated Holdings LLC (“VSAH”). All intercompany transactions and balances have been eliminated in consolidation.

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

The net income (loss) attributed to the NCI is separately designated in the accompanying consolidated statements of income. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to attribute its share of losses, if applicable, even if that attribution results in a deficit NCI balance. The NCI was acquired by the Company on November 30, 2015. At September 30, 2016, there was no NCI.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at September 30, 2017 and 2016 approximate fair value.

Cash and Cash Equivalents

Cash and Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents approximates carrying value.

Trade Receivables

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from LEC billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At September 30, 2017 and 2016, the allowance for doubtful accounts was $1,161,223 and $1,161,434, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis) or market of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At September 30, 2017 and September 30, 2016, the reserve for obsolete inventory was $91,940.

Retail and Online Segment

Merchandise Inventories are valued at the lower of cost or market using the average cost method which approximates first in first out or FIFO. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units in inventory available for sale. Pre-owned products traded in by customers are recorded as merchandise inventory for the amount of cash consideration or store credit less any premiums given to the customer. Management reviews the merchandise inventory to make required adjustments to reflect potential obsolescence or the lower of cost or market. In valuing merchandise inventory, management considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Management’s ability to assess these factors is dependent upon forecasting customer demand and to provide a well-balanced merchandise assortment. Merchandise Inventory valuation is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Merchandise inventory reserves as of September 30, 2017 and September 30, 2016 were $1,256,629 and $1,013,870, respectively.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to forty years, transportation equipment is five to ten years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years. Depreciation expense was $4,161,684 and $2,898,132 for the years ended September 30, 2017, and 2016, respectively.

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

Goodwill

The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Under ASC 350, purchased goodwill are not amortized; rather, they are tested for impairment on at least an annual basis. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of business acquired.

We test goodwill annually on July 1 of each fiscal year or more frequently if events arise or circumstances change that indicate that goodwill may be impaired. The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed using a two-step approach required by ASC 350 to determine whether a goodwill impairment exists.

The first step of the quantitative test is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability using the guidance in ASC 805 (“Business Combinations, Accounting for Identifiable Intangible Assets in a Business Combination”), with the excess being applied to goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. We are required to complete an impairment test for goodwill and record any resulting impairment losses at least annually. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments.

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

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, leases, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, determining favorable leases relative to market, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; leases – the remaining life of the lease contract – 1 – 10 years, software – 3 to 5 years, customer relationships – 7 to 15 years. Intangible amortization expense is $863,864 and $266,179 for the years ended September 30, 2017, and 2016, respectively.

Revenue Recognition

Manufacturing Segment

The Manufacturing Segment derives revenue primarily from the sale of carpet products; including shipping and handling amounts, which are recognized when the following criteria are met: there is persuasive evidence that a sales agreement exists, delivery has occurred, or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title to the goods and assumes the risks and rewards of ownership, which is generally on the date of shipment. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers.

Retail Online Segment

The Retail Online Segment derives product revenue primarily from direct sales. Product revenue is recognized when the following revenue recognition criteria are met: there is persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Currently, all direct product revenue is recorded on a gross basis, as the Company is the primary obligor. Revenues are recorded net of taxes collected from customers.

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

Customer Liabilities

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws of $47,603 for the for the period of November 3, 2016 through September 30, 2017 is recorded in other income in our consolidated financial statements. No amounts were recorded for breakage for any period prior to November 3, 2016.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $746,041 and $1,247,383 for the years ended September 30, 2017 and 2016, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its Consolidated Statements of Income.

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

Lease Accounting

We lease retail stores, warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2024 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases percentage rent and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rent can be accurately estimated.

Stock-Based Compensation

The Company from time to time grants restricted stock awards and options to employees, non-employees and Company executives and directors. Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

Earnings Per Share

Earnings per share is calculated in accordance with ASC 260, “Earnings Per share”. Under ASC 260 basic earnings per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested restricted stock subject to cancellation. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants, options, restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares, options and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has three reportable segments (See Note 19).

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Missouri, Kansas, Oklahoma, Arkansas, Illinois, Texas, Colorado, New Mexico, Utah, Idaho, Nevada, Georgia, California and New York within the United States. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2017. At times, balances may exceed federally insured limits.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, Revenue from Contracts with Customers. The standard addresses the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The ASU clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements.

Subsequently, the FASB has issued the following standards related to ASU 2014-09 and ASU No. 2016-08: ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”); and, ASU 2017-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05). The Company must adopt ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05 with ASU 2014-09 (collectively, the “new revenue standards”). The Company is in the early stages of assessing the provisions of the new standard. We are continuing to evaluate the impact of the transition methods on our financial statements.

In September, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires an entity’s management to determine whether substantial doubt exists regarding the entity’s ability to continue as a going concern. The amendments denote how and when companies are obligated to disclose going concern uncertainties, which are required to be evaluated every interim and annual period. If management determines that substantial doubt exists, particular disclosures are required. The extent of these disclosures are dependent upon management’s evaluation of mitigation of the going concern uncertainty. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016 and to interim and annual periods thereafter. The Company has adopted this guidance during its 2017 fiscal year and it did not have a significant impact on its consolidated results of operations, financial condition and cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We have not adopted this standard and are currently evaluating the impact that this standard will have on our consolidated financial statements.

ASU 2016-02, Leases (Topic 842). The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

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

ASU 2016-09, Compensation- Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The ASU is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period for which the financial statements have not been issued or made available to be issued. Certain detailed transition provisions apply if an entity elects to early adopt. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

ASU 2016-15, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-15 clarifies whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. ASU 2016-15 takes effect in 2018 for public companies. If an entity elects early adoption, it must adopt all of the amendments in the same period. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated by public business entities applying the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods.

ASU 2017-04, Intangibles- Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, eliminates step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. A public business entity that is an SEC filer should prospectively adopt the ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have adopted this standard effective with our goodwill impairment test date of July 1, 2017.

ASU 2017-09, Compensation- Stock Compensation (Topic 718): Scope of Modification Accounting, clarifies such that an entity must apply modification accounting to changes in the terms or conditions of a share-based payment award unless all of the following criteria are met: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the modification. The ASU indicates that if the modification does not affect any of the inputs to the valuation technique used to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the modification; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the modification. The ASU is effective for all entities for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

In July, 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivative and Hedging (Topic 815). The standard is intended to simplify the accounting for certain financial instruments with down round features. This ASU changes the classification analysis of particular equity-linked financial instruments (e.g. warrants, embedded conversion features) allowing the down round feature to be disregarded when determining whether the instrument is to be indexed to an entity’s own stock. Because of this, the inclusion of a down round feature by itself exempts an instrument from having to be remeasured at fair value each earnings period. The standard requires that entities recognize the effect of the down round feature on EPS when it is triggered (i.e., when the exercise price is adjusted downward due to the down round feature) equivalent to the change in the fair value of the instrument instantly before and after the strike price is modified. An adjustment to diluted EPS calculation may be required. The standard does not change the accounting for liability-classified instruments that occurred due to a different feature or term other than a down round feature. Additionally, entities must disclose the presence of down round features in financial instruments they issue, when the down round feature triggers a strike price adjustment, and the amount of the adjustment necessary. ASU 2017-11 is effective for all fiscal years beginning after December 15, 2018. The Company has decided to early adopt ASU 2017-11 and it did not have a significant impact on its consolidated results of operations, financial condition and cash flows.

Note 3: Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For our Company, for years ended September 30, 2017 and 2016, net income does not differ from comprehensive income.

Note 4: Reclassifications and Restatements

Our previously issued consolidated financial statements for year ended September 30, 2016 have been reclassified and restated.

Classification of Marquis line of credit with both a subjective acceleration clause and lock box arrangement was not properly classified as a current liability according to ASC 470. The Company determined that $222,590 of long-term debt should have been classified as a current liability in the consolidated balance sheet.

Characterization of deposits (advance payments) on the purchase of Marquis carpet manufacturing equipment and the related cash flow presentation (operating vs. investing) in the statement of cash flows was an error and not presented correctly. The Company determined that cash from operations was understated and cash used in investing were understated by $1,816,855 in the consolidated statement of cash flows.

Deferred income tax liabilities related to the Marquis Industries, Inc (“Marquis”) acquisition were not reflected in the final purchase accounting. The Company also had unrecorded deferred tax assets relating to non-qualified stock options and restricted stock from fiscal years 2013-2016, which would have been fully reserved until the valuation allowance was released in 2016 as a result of the purchase of Marquis. In addition, the pre-tax net income on the tax provision did not agree to the audited consolidated financial statements included in the Form 10-K primarily attributable to the adjustments made to the bargain purchase gain. As a result of these errors, the Company determined that the bargain purchase gain was overstated, and deferred tax benefit was understated by $3,074,623 in the consolidated statement of operations. In addition, the components of deferred taxes that were misstated are within Note 17 – Income Taxes.

Management has evaluated the impact of the above referenced errors. The impact on our previously issued Form 10-Q’s for quarters ended December 31, 2016, March 31, 2017 and June 30, 2017 are as follows, in error and will be amended to reflect the following changes:

	Fiscal Quarter Ended December 31, 2016			Fiscal Quarter Ended March 31, 2017			Fiscal Quarter Ended June 30, 2017
	As			As			As
	Previously			Previously			Previously
	Reported	Change	(Restated)	Reported	Change	(Restated)	Reported	Change	(Restated)
Current portion of long- term debt	$6,226,454	$14,278,689	$20,505,143	$5,832,567	$15,378,332	$21,210,899	$5,847,194	$17,375,442	$23,222,636
Long-term debt, net of current portion	67,287,070	(14,278,689)	53,008,381	69,019,133	(15,378,332)	53,640,801	70,104,445	(17,375,442)	52,729,003
Total liabilities	91,328,118		91,328,118	90,550,517		90,550,517	93,105,215		93,105,215

Paid in capital	56,705,679	6,249,254	62,954,933	56,773,754	6,249,254	63,023,008	56,841,245	6,249,254	63,090,499
Accumulated deficit	(27,408,969)	(6,238,516)	(33,647,485)	(25,568,783)	(6,238,516)	(31,807,299)	(23,441,219)	(6,238,516)	(29,679,735)
Series E convertible preferred stock	10,866	(10,738)	128	10,866	(10,738)	128	10,866	(10,738)	128
Total shareholders' equity	29,009,849	–	29,009,849	30,918,112	–	30,918,112	32,616,801	–	32,616,801

Prepaid expenses and other current liabilities	1,990,407	(1,816,855)	173,552	2,520,099	(1,816,855)	703,244	2,104,859	(1,816,855)	288,004
Net cash provided by operations	4,994,685	(1,816,855)	3,177,830	5,209,543	(1,816,855)	3,392,688	8,830,128	(1,816,855)	7,013,273

Purchases of property and equipment	(4,869,153)	1,816,855	(3,052,298)	(7,100,362)	1,816,855	(5,283,507)	(7,753,755)	1,816,855	(5,936,900)
Net cash used in investing activities	(62,180,053)	1,816,855	(60,363,198)	(54,507,921)	1,816,855	(52,691,066)	(55,150,965)	1,816,855	(53,334,110)

Conversion features on convertible notes and related warrants issued in 2012, 2013 and 2014 required bifurcation and derivative liability accounting due to the down round protection features included within the agreements in accordance with ASC 815. On December 22, 2014, the Company executed an amendment to remove the down round provisions for the convertible notes and warrants. As a result of these errors, the Company determined that accumulated deficit and additional paid-in capital were understated by $6,238,516 in the stockholders’ equity section of the consolidated balance sheet and consolidated statement of changes in stockholder’s equity.

We reclassified $10,738 from Series E Preferred Stock to additional paid in capital.

The following table presents the impact of the corrections on the Company's previously issued consolidated financial statements as of and for the year ended September 30, 2016:

	As
	Previously		As
	Reported	Change	Restated
Consolidated Balance Sheet:

Current portion of long-term debt	$1,789,290	$222,590	$2,011,880
Long-term debt, net of current portion	13,682,872	(222,590)	13,460,282
Total liabilities	29,271,588	–	29,271,588
Paid in capital	53,319,217	6,249,254	59,568,471
Accumulated deficit	(28,837,063)	(6,238,516)	(35,075,579)
Series E convertible preferred stock	10,866	(10,738)	128
Total stockholders' equity	24,195,812	–	24,195,812

Consolidated Statement of Income:

Bargain purchase gain on acquisition	$4,573,968	$(3,074,623)	$1,499,345
Total other income (expense), net	3,142,581	(3,074,623)	67,958
Income before provision for income taxes	5,460,830	(3,074,623)	2,386,207
Benefit for income taxes	(12,493,221)	(3,074,623)	(15,567,844)
Net income attributed to Live Ventures Incorporated	17,829,857	–	17,829,857

Consolidated Statement of Cashflows:

Gain on bargain purchase of acquisition	$(4,573,968)	$3,074,623	(1,499,345)
Change in deferred income taxes	(12,524,582)	(3,074,623)	(15,599,205)
Change in prepaid expenses and other current assets	(3,423,650)	1,816,855	(1,606,795)
Net cash provided by operations	6,061,778	1,816,855	7,878,633
Purchases of property and equipment	(1,376,685)	(1,816,855)	(3,193,540)
Net cash used by investing activities	(722,828)	(1,816,855)	(2,539,683)
Increase (decrease) in cash and cash equivalents	(1,956,923)	–	(1,956,923)

Consolidated Statement of Changes in Stockholders' Equity:

Paid in capital - at September 30, 2015	$52,965,036	$6,249,254	$59,214,290
Paid in capital - at September 30, 2016	53,319,217	6,249,254	59,568,471
Accumulated deficit - at September 30, 2015	(46,665,003)	(6,238,516)	(52,903,519)
Accumulated deficit - at September 30, 2016	(28,837,063)	(6,238,516)	(35,075,579)
Series E convertible preferred stock - at September 30, 2015	10,866	(10,738)	128
Series E convertible preferred stock - at September 30, 2016	10,866	(10,738)	128

Note 5:       Acquisitions

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

The purchase price was paid through a combination of debt financing that was provided by (i) Bank of America through a Term and Revolving Loan in the aggregate amount of (a) approximately $7.8 million for the term component and (b) approximately $15 million for the revolving component and (ii) a mezzanine loan in the amount of up to $7.0 million provide by Isaac Capital Fund – see note 15.

A summary of the restated and final purchase price allocation at fair value is presented below. The Company finalized its estimates just prior to filing it’s form 10-K for fiscal year ended September 30, 2016 after it was able to determine that it had obtained all necessary information that existed as of the acquisition date related to these matters during fiscal 2016.

	(Restated) Total
Cash and cash equivalents	$496,944
Accounts receivable	7,262,188
Inventory	11,717,113
Prepaid and other current assets	1,518,430
Property and equipment	16,392,695
Intangible - customer relationships	439,039
Bargain purchase gain (1)	(1,499,345)
Deferred taxes (1)	(3,074,623)
Accounts payable	(4,139,830)
Accrued expenses	(433,989)
Non-controlling interest (2)	(2,000,000)
	$26,678,622	(3)

______________

(1)	– see note 4
(2)	– non-controlling interest was valued at the price paid by the Company when it subsequently purchased the remaining 20% of Marquis.
(3)	- includes $4,800,000 of cash, $6,495,825 from a mezzanine loan from Isaac Capital fund, and $15,382,797 from Bank of America Term and Revolver Loan.

Marquis’ results of operations were included in the Company’s financial statements.

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

After determining and recording the fair value associated with the assets and liabilities acquired, the Company recorded a restated gain on the acquisition of $1,499,345 included in ―Gain on acquisition in the Consolidated Statement of Operations for the year ended September 30, 2016.

Due to the measurement period extending into the fourth quarter of fiscal 2016, the following would have been recorded in the Company’s consolidated statement of operations for year ending September 30, 2015. Instead, according to ASU 2015-16 they were recorded at the end of the measurement period in the fourth quarter of fiscal 2016 when management completed its analysis of fair value as it relates to the Marquis acquisition.

(Restated)
Depreciation expense	$227,654
Amortization expense	6,117
Cost of revenue	1,080,051
Bargain purchase gain on acquisition	1,499,345

Acquisition of Vintage Stock Inc.

On November 3, 2016 (the “Closing Date”), the Company, through its newly formed, wholly-owned subsidiary, VSAH, entered into a series of agreements in connection with its purchase of Vintage Stock. Vintage Stock is a retailer that sells, buys and trades new and used movies, books, collectibles, games, comics, music and other retail products.

Total consideration paid of $57,653,698 was paid through a combination of $8,000,000 of capital provided by the Company and debt financing provided by (i) Texas Capital Bank Revolver Loan in the aggregate amount of approximately $12,000,000, mezzanine financing from the Capitala Term Loan of approximately $30 million, and the Company issued $10,000,000 in subordinated acquisition notes payable to the sellers of Vintage Stock, as more fully described in Note 9.

The following table below summarizes our final purchase price allocation of the consideration paid to the respective fair values of the assets acquired and liabilities assumed in the Vintage Stock acquisition as of the closing date. The Company finalized its estimates after it was able to determine that it had obtained all necessary information that existed as of the acquisition date related to these matters.

Cash and cash equivalents	$272,590
Trade and other receivables	177,338
Inventory	18,711,192
Prepaid expenses and other current assets	814,201
Property and equipment	4,859,676
Intangible - leases	1,033,412
Intangible - trade names	1,200,000
Intangible - customer list	50,000
Intangible - customer relationship	1,000,000
Goodwill	36,946,735
Notes payable	(542,074)
Accounts payable	(5,165,612)
Accrued expenses	(1,703,760)
$57,653,698

In connection with the purchase of Vintage Stock, we incurred bank fees of $15,000, appraisal fees of $20,497, legal fees of $192,339 and consulting fees of $119,774 – for a total of $347,610; all of which was recorded as general and administrative expense during the year ended September 30, 2017. Goodwill of $36,946,735 is the excess of total consideration less identifiable assets at fair value less debt assumed at fair value and is tax deductible. Goodwill is attributable to Vintage Stock’s management, assembled workforce, operating model, the number of stores, locations and competitive presence in each of its respective markets.

The operating results of Vintage Stock have been included in our consolidated financial statements beginning on November 3, 2016 and are reported in our Retail and Online segment.

The estimated fair value of the customer relationship intangible related to Vintage Stock was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value of this intangible asset using the residual method and a present value discount rate of 17% or $1,000,000. Customer relationships relate to the Company’s ability to sell existing and future products. The Company is amortizing the Customer relationships intangible asset on a straight-line basis over an estimated life of 5 years.

The estimated fair value of the trade names intangible that Vintage Stock uses – “Vintage Stock”, “EntertainMart” and “Movie Trading Company” was determined using a royalty income approach, which estimates an assumed royalty income stream and then discounts that expected future revenue or cash flow stream to present value. The Company estimated the fair value of this intangible asset using the residual method and a present value discount rate of 17% or $1,200,000. Trade names relate to the Company’s awareness by consumers in the market place. The Company is amortizing the trade names intangible asset on a straight-line basis over an estimated life of 7 years.

The estimated fair value of the customer list intangible asset was determined using the cost approach, which estimates the cost to acquire each email address in the list. The Company estimated the fair value of this intangible asset to be $0.19 per acquired email address, less a discount 40% attributable to domain and trade names or a net cost per email address of $0.11 or approximately $50,000. The Company is amortizing the customer list intangible asset on a straight-line basis over an estimated life of 3 years.

The unaudited pro forma information below presents statement of income data for the years ended September 30, 2017 and 2016, as if the acquisition of Vintage Stock took place on October 1, 2015.

	Year Ended September 30, 2017	Year Ended September 30, 2016
Net revenue	$76,133,061	$65,493,122
Gross profit	43,735,263	37,482,534
Operating income	11,167,940	11,674,745
Net income	5,517,942	3,285,387
Earnings per basic common share	$2.50	$1.17

Note 6: Balance Sheet Detail Information

Balance Sheet information is as follows:

	September 30,	September 30,
	2017	2016
Trade receivables, current, net:
Accounts receivable, current	$11,383,576	$8,419,626
Less: Reserve for doubtful accounts	(746,651)	(816,862)
	$10,636,925	$7,602,764
Trade receivables, long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Reserve for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total trade receivables, net:
Gross trade receivables	$11,728,148	$8,764,198
Less: Reserve for doubtful accounts	(1,091,223)	(1,161,434)
	$10,636,925	$7,602,764
Components of reserve for doubtful accounts are as follows:

Reserve for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,617
Reserve for customer refunds	1,042	1,230
Reserve for trade receivables	26,564	96,587
	$1,091,223	$1,161,434
Inventory
Raw materials	$7,709,969	$6,664,286
Work in progress	987,689	773,238
Finished goods	3,922,362	4,721,371
Merchandise	23,230,350	–
	35,850,370	12,158,895
Less: Inventory reserves	(1,348,569)	(1,105,810)
	$34,501,801	$11,053,085
Property and equipment, net:
Building and improvements	$8,090,797	$6,780,959
Transportation equipment	104,853	77,419
Machinery and equipment	17,402,064	10,211,565
Furnishings and fixtures	4,360,820	192,701
Office, computer equipment and other	224,822	216,793
	30,183,356	17,479,437
Less: Accumulated depreciation	(7,365,496)	(3,464,936)
	$22,817,860	$14,014,501

	September 30, 2017	September 30, 2016
Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$18,957
Lease intangibles	1,033,412	–
Customer relationship intangibles	2,689,039	439,039
Purchased software	1,595,977	1,500,000
	5,337,385	1,957,996
Less: Accumulated amortization	(1,132,071)	(268,206)
	$4,205,314	$1,689,790
Accrued liabilities:
Accrued payroll and bonuses	$2,602,695	$922,299
Accrued software costs	–	584,500
Accrued fee due Kingston Diversified Holdings LLC	–	2,800,000
Accrued sales and property taxes	824,206	270,183
Deferred rent	502,617	4,092
Accrued gift card liability	1,479,622	–
Accrued interest payable	464,184	–
Accrued bank overdraft	1,367,539	–
Customer deposits	182,052	169,965
Accrued expenses - other	1,563,819	1,645,733
	$8,986,734	$6,396,772

Note 7:         Intangibles

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determined lives may be adjusted. Intangible amortization expense is $863,864 and $266,179 for the years ended September 30, 2017 and 2016, respectively.

The following summarizes estimated future amortization expense related to intangible assets that have net balances as of September 30, 2017:

2018	$762,865
2019	762,866
2020	310,515
2021	240,554
2022	240,554
Thereafter	235,844
$2,553,198

Note 8: Goodwill

Goodwill is not amortized, but is evaluated for impairment on July 1 annually or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants.

Note 9:        Long-Term Debt

Bank of America Revolver Loan

On July 6, 2015, Marquis entered into a $15 million revolving credit agreement with Bank of America Corporation (“BofA Revolver”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis assets. Availability under the Bank of America Revolver is subject to a monthly borrowing base calculation.

Payment obligations under the BofA Revolver include monthly payments of interest and all outstanding principal and accrued interest thereon due in July 2020, which is when the BofA Revolver loan agreement terminates. The BofA Revolver is recorded as a currently liability due to a lockbox requirement, and a subjective acceleration clause as part of the agreement. The outstanding balance as of September 30, 2016, has been reclassified as a currently liability.

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

The BofA Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Marquis, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Marquis or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Marquis or certain of its subsidiaries. During the period of October 1, 2016 through September 30, 2017, Marquis cumulatively borrowed $89,923,216 and repaid $85,294,991 under the BofA Revolver. Our maximum borrowings outstanding during the same period were $7,770,651. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2016 through September 30, 2017 was 3.5667%. As of September 30, 2017, total additional availability under the BofA Revolver was $9,691,672; with $4,850,815 outstanding, and outstanding standby letters of credit of $72,715.

Real Estate Transaction

On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000,000, which consisted of $644,479 from the sale of the land and a note payable of $9,355,521. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis an option to extend the lease upon the expiration of its term. The initial annual lease rate is $59,614. The proceeds from this transaction were used to pay down the Bank of America Revolver and Term loans, and related party loan, as well as purchasing a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.25% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains un-paid. At the end of 5 years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred $457,757 in transaction costs that are being recognized as a debt issuance cost that is being amortized and recorded as interest expense over the term of the note payable.

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

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares or any shares into which they may be converted or from which they may be exchanged. As a result of this agreement, the Company recorded $2,800,000 as an outstanding accrued liability as of September 30, 2016. On December 29, 2016 the Company issued 55,888 shares of Series B Convertible Preferred shares in settlement of the outstanding accrued liability due Kingston of $2,800,000. As of September 30, 2017, and September 30, 2016, the Company had no borrowings on the Kingston line of credit.

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

Payment obligations under the TCB Revolver include monthly payments of interest and all outstanding principal and accrued interest thereon due in November 2020, which is when the TCB Revolver loan agreement terminates. The TCB Revolver has been classified as a currently liability due to a lockbox requirement and a subjective acceleration clause as part of the agreement.

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

Vintage Stock’s ability to make prepayments against Vintage Stock subordinated debt including the Capitala Term Loan and pay cash dividends is generally permitted if 1) excess availability under the TCB Revolver is more than $2 million, and is projected to be within 12 months after such payment and 2) excess availability under the TCB Revolver is more than $2 million, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.2:1.0 or greater. Restrictions apply to our ability to make additional prepayments against Vintage Stock subordinated debt including the Capitala Term Loan and pay cash dividends if the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is less than 1.2:1.0 and excess availability under the TCB Revolver is less than $2 million at the time of payment or distribution. There is no restriction on dividends that can be taken by the Company so long as Vintage Stock maintains $2 million of current availability at the time of the dividend or distribution. This translates to having no restriction on Net Income so long as the Company retains sufficient assets to establish $2 million of current availability and continues to meet the required fixed charge coverage ratio of 1.2:1 as stated above.

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

The TCB Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Vintage Stock, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock. During the period of November 3, 2016 through September 30, 2017, Vintage Stock cumulatively borrowed $77,385,123 and repaid $64,864,686 under the TCB Revolver. Our maximum borrowings outstanding during the period of November 3, 2016 through September 30, 2017 were $14,460,716. Our weighted average interest rate on those outstanding borrowings for the period of November 3, 2016 through September 30, 2017 was 3.60264%. As of September 30, 2017, total additional availability under the TCB Revolver was $3,250,393, with $12,520,437 outstanding; and outstanding standby letters of credit of $0. In connection with the TCB Revolver, Vintage Stock incurred $25,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the TCB Revolver.

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

The Term Loans place certain restrictions and covenants on Vintage Stock, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions and incurrence of additional indebtedness for Vintage Stock. Vintage Stock is required to maintain a fixed charge coverage ratio of 1.3 for year ended September 30, 2017, 1.4 for year ended September 30, 2018 and 1.5 for all years thereafter. For years ended September 30, 2017 and thereafter, Vintage Stock is required to incur no more than $1.2 million in annual capital expenditures subject to certain cumulative quarter and year to date covenants. Vintage Stock is required to maintain a total leverage ratio of 3.25 for year ended September 30, 2017, 2.5 for year ended September 30, 2018 and 2.0 for all years thereafter. In addition, for quarter ended December 31, 2017, the total leverage ratio cannot exceed 3.0 and for quarters ended March 31, 2018 and June 30, 2018, the total leverage ratio cannot exceed 2.75.

The Term Loans provide for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Marquis or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock or certain of its subsidiaries.

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

There are also various mandatory prepayment triggers under the term loan agreement, including in respect of excess cash flow, dispositions, equity and debt issuances, extraordinary receipts, equity contributions, change in control, and failure to obtain required landlord consents. Our weighted average interest rate on our Capitala Term Loan outstanding borrowings for the period of November 3, 2016 through September 30, 2017 was 16.43056%. In connection with the Capitala Term Loan, Vintage Stock incurred $1,088,000 in transaction cost was being recognized as debt issuance cost and is being amortized as interest expense over the term of the Capitala Term Loan.

Sellers Subordinated Acquisition Note

In connection with the purchase of Vintage Stock, on November 3, 2016, VSAH and Vintage Stock entered into a seller financed mezzanine loan in the amount of $10 million with the previous owners of Vintage Stock. The Sellers Subordinated Acquisition Note bears interest at 8% per annum, with interest payable monthly in arrears. The Sellers Subordinated Acquisition Note matures five years and six months from November 3, 2016.

Loan Covenant Compliance

We were in compliance with all covenants under our existing revolving and other loan agreements as of September 30, 2017, due to waivers granted by both Texas Capital Bank for the TCB Revolver and Capitala for the Capitala Term Loan. We are not in compliance as of December 31, 2017, with the Capitala Term Loan total leverage ratio and do not anticipate that we will regain compliance with this covenant until sometime in fiscal year ended September 30, 2019, based upon our current operating forecast. We are seeking alternatives to resolve the out-of-compliance condition, including negotiating with Capitala and seeking alternative credit sources. The resolution of the out-of-compliance condition has not occurred as of the date of issuance of these financial statements. The Capitala Term Loan has been classified as a short-term obligation at September 30, 2017, as a result of this default.

Notes Payable as of September 30, 2017 and 2016 consisted of the following:

		AS RESTATED
	September 30,	September 30,
	2017	2016
Bank of America Revolver Loan - variable interest rate based upon a base rate plus a margin, interest payable monthly, maturity date July 2020, secured by substantially all Marquis assets	$4,850,815	$222,590
Texas Capital Bank Revolver Loan - variable interest rate based upon the one-month LIBOR ate plus a margin, interest payable monthly, maturity date November 2020, secured by substantially all Vintage Stock assets	12,520,437	–
Note Payable Capitala Term Loan - variable interest rate based upon a base rate plus a margin, 3% per annum interest payable in kind, with the balance of interest payable monthly in cash, principal due quarterly in the amount of $725,000, maturity date November 2021, note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	28,310,505	–
Note Payable to the Sellers of Vintage Stock, interest at 8% per annum, with interest payable monthly, maturity date May 2022, note subordinate to both Texas Capital Bank Revolver and Capitala Term Loan, secured by Vintage Stock Assets	10,000,000	–
Note #1 Payable to Banc of America Leasing & Capital LLC - interest at 3.8905% per annum,with interest and principal payable monthly in the amount of $84,273 for 59 months, beginning September 23, 2016, with a final payment due in the amount of $584,273, maturity date September 2021, secured by equipment	4,097,764	4,931,937
Note #2 Payable to Banc of America Leasing & Capital LLC - interest at 4.63% per annum, with interest and principal payable monthly in the amount of $34,768 for 59 months, beginning January 30, 2017, with a final payment due in the amount of $476,729, maturity date January 2022, secured by equipment	1,969,954	–
Note #3 Payable to Banc of America Leasing & Capital LLC - interest at 4.7985% per annum with interest and principal payable monthly in the amount of $51,658 for 84 months, beginning January 30, 2017, secured by equipment.	3,341,642	–
Note #4 Payable to Banc of America Leasing & Capital LLC - interest at 4.8907% per annum, with interest and principal payable monthly in the amount of $15,901 for 81 months, beginning April 30, 2017, secured by equipment.	1,025,782	–
Note Payable to Store Capital Acquisitions, LLC, - interest at 9.25% per annum, with interest and principal payable monthly in the amount of $73,970 for 480 months, beginning July 1, 2016, maturity date of June 2056, secured by Marquis land and buildings	9,328,208	9,351,796
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 2.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	174,757	198,569
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 1.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	249,766	249,766
Note payable to individual, interest at 11% per annum,payable on a 90 day written notice, unsecured	206,529	206,529
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500,000	500,000
Note payable to individual, interest at 8.25% per annum, payable on a 120 day written demand notice, unsecured	225,000	225,000
Total notes payable	76,801,159	15,886,187
Less unamortized debt issuance costs	(1,353,352)	(414,025)
Net amount	75,447,807	15,472,162
Less current portion	(48,877,536)	(2,011,880)
Long-term portion	$26,570,271	$13,460,282

Future maturities of debt at September 30, 2017 are as follows excluding note payable, related party:

Years ending September 30,
2018	$48,877,536
2019	1,922,560
2020	2,009,230
2021	2,093,635
2022	1,745,247
Thereafter	20,152,951
Total	$76,801,159

Note 10:       Note Payable, Related Party

In connection with the purchase of Marquis Industries, Inc., the Company entered into a mezzanine loan in the amount of up to $7,000,000 with Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the Chief Executive Officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of September 30, 2017, and 2016, there was $2,000,000 outstanding on this mezzanine loan.

Note 11:       Stockholders’ Equity

Convertible Series B Preferred Shares

On December 27, 2016 the Company established a new series of preferred stock, Series B Convertible Preferred Stock. The shares, as a series, have waived their participation rights with respect to dividends paid to the holders of our common stock, if any. These shares, as a series, are entitled to dividends in an amount equal to $1.00 (in the aggregate for all then-issued and outstanding shares of Series B Convertible Preferred Stock). The series does not have any redemption rights. The series does not provide for any specific allocation of seats on the Board of Directors. At any time and from time to time, the shares of Series B Convertible Preferred Stock are convertible into shares of Common Stock at a ratio of one series B preferred share into five shares of common stock, subject to equitable adjustment in the event of forward stock splits and reverse stock splits.

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

During the year ended September 30, 2017, the Company issued:

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

Series E Convertible Preferred Stock

As of September 30, 2017, there were 127,840 shares of series E convertible preferred stock issued and outstanding. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into shares of our common stock on a one-to-one basis together with payment of $85.50 per converted share. On November 18, 2017, the Company repurchased 50,000 shares of series E convertible preferred stock for an aggregate purchase price of $4,000.

During the years ended September 30, 2017 and 2016, the Company accrued dividends of $1,917 and $1,917, respectively, payable to holders of Series E preferred stock. At year end September 30, 2017, and 2016, respectively, unpaid dividends were $959 and $959.

Common Stock

On November 22, 2016, the Company’s board of directors authorized a one-for-six reverse stock split and a contemporaneous one-for-six (1:6) reduction in the number of authorized shares of common stock, par value $0.001 per share from 60,000,000 to 10,000,000 shares, to take effect for stockholders of record as of December 5, 2016. No fractional shares will be issued.

All share, option and warrant related information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the decreased number of shares resulting in this action.

During the year ended September 30, 2017, the Company issued:

58,333 of common stock were issued to Novalk Apps S.A.S. on December 28, 2016 to settle and pay for an outstanding accrued liability in the amount of $584,500. The value was based on the market value of the Company’s common stock on the date of issuance.

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

Treasury Stock

For year ended September 30, 2017, the Company purchased 66,185 shares of its common stock on the open market (treasury shares) for $699,557. For year ended September 30, 2016, the Company purchased 30,122 shares of its common stock on the open market (treasury shares) for $300,027. The Company accounted for the purchase of these treasury shares using the cost method. At September 30, 2017, and 2016, the Company held 96,307 and 30,122 shares of its common stock as treasury shares at a cost of $999,584 and $300,027, respectively.

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

Note 12:       Warrants

The Company issued several notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at September 30, 2017:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2017	118,029	$20.80	0.91	$4,862,230
Exercisable at September 30, 2017	118,029	$20.80	0.91	$4,862,230

As of September 30, 2016, the Company had 590,146 common stock warrants outstanding with weighted average exercise price, weighted average remaining contractual term and intrinsic value of $4.14, 1.73 years and $4,307,493, respectively. On December 27, 2016, ICG and the Company agreed to amend and exchange the common stock warrants for warrants to purchase shares of Series B Convertible Preferred Stock, and the number of warrants held adjusted by an exchange ratio of 5:1 shares of common stock for shares of Series B Convertible Preferred Stock. ICG, the holder of the warrants outstanding, is not permitted to sell, transfer, assign, hypothecate, pledge, margin, hedge, trade or otherwise obtain or attempt to obtain any economic value from the shares of Series B Convertible Preferred Stock should the warrants be exercised prior to December 31, 2021.

Warrants for 10,914 series B convertible preferred shares expired on September 10, 2017. On January 16, 2018, the Company agreed to extend the expiration date on all warrants outstanding if not exercised prior to expiration date by an additional 2 years, including the September 10, 2017 expired warrants. See note 19 of these consolidated financial statements.

The exercise price for the series B convertible preferred stock warrants outstanding and exercisable at September 30, 2017 is as follows:

Series B Convertible Preferred
Outstanding		Exercisable
Number of Warrants	Exercise Price	Number of Warrants	Exercise Price
54,396	$16.60	54,396	$16.60
17,857	16.80	17,857	16.80
12,383	24.30	12,383	24.30
33,393	28.50	33,393	28.50
118,029		118,029

Note 13:       Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock awards to directors, officers and employees. These awards are valued at the grant date by determining the fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The following table summarizes stock option activity for the years ended September 30, 2017 and 2016:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2016	175,000	$11.22	3.75	$346,500
Granted	36,668
Exercised	–
Forfeited	–
Outstanding at September 30, 2017	211,668	$13.19	3.47	$454,417
Exercisable at September 30, 2017	175,000	$11.22	2.75	$428,750

The Company recognized compensation expense of $203,690 and $256,145 during the years ended September 30, 2017 and 2016, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures.

At September 30, 2017 the Company had $361,627 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through December of 2021.

The exercise price for stock options outstanding and exercisable at September 30, 2017 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
31,250	$5.00	31,250	$5.00
25,000	7.50	25,000	7.50
31,250	10.00	31,250	10.00
4,167	10.86
4,167	10.86
4,167	10.86
4,167	10.86
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
75,000	15.18	75,000	15.18
4,000	23.41
4,000	27.60
4,000	31.74
4,000	36.50
4,000	41.98
211,668		175,000

The following table summarizes information about the Company’s non-vested shares as of September 30, 2017:

		Weighted
		Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at September 30, 2016	6,250	$14.22
Granted	36,668	$17.70
Vested	(6,250)	$14.22
Non-vested at September 30, 2017	36,668	$17.70

For stock options granted during 2017 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $8.41, and the weighted-average exercise price of such options was $10.86. For stock options granted during 2017 where the exercise price was above the stock price at the date of the grant, the weighted-average fair value of such options was $21.07, and the weighted-average exercise price for such options was $23.41. No options were granted during 2016, where the exercise price was less than the common stock price at the date of grant or where the exercise price was greater than the common stock price at the date of grant.

The assumptions used in calculating the fair value of stock options granted use the Black-Scholes option pricing model for options granted in 2017 are as follows:

Risk-free interest rate	1.25%
Expected life of the options	5.0 to 10 years
Expected volatility	107%
Expected dividend yield	0%

Note 14:       Earnings Per Share

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

The following table presents the computation of basic and diluted net earnings per share:

	Years Ended September 30,
	2017	2016
Basic

Net income attributed to Live Ventures Incorporated	$6,501,780	$17,829,857
Less: preferred stock dividends	(1,917)	(1,917)
Net income applicable to common stock	$6,499,863	$17,827,940

Weighted average common shares outstanding	2,210,104	2,815,072

Basic earnings per share	$2.94	$6.33

Diluted

Net income applicable to common stock	$6,499,863	$17,827,940
Add: preferred stock dividends	1,917	1,917
Net income applicable for diluted earnings per share	$6,501,780	$17,829,857

Weighted average common shares outstanding	2,210,104	2,815,072
Add: Options	48,407	21,166
Add: Common Stock Warrants	–	339,620
Add: Series B Preferred Stock	1,071,200	–
Add: Series B Preferred Stock Warrants	590,145	–
Add: Series E Preferred Stock	127,840	127,840
Assumed weighted average common shares outstanding	4,047,696	3,303,698

Diluted earnings per share	$1.61	$5.40

Potentially dilutive securities were excluded from the calculation of diluted net income per share for years ended September 30, 2017 and September 30, 2016. The weighted average number of dilutive securities excluded were 80,105 and 87,500, respectively for each fiscal year, because the effects were anti-dilutive based on the application of the treasury stock method.

Note 15:       Related Party Transactions

From fiscal year 2012 to 2014, the Company issued a note to Isaac Capital Group ("ICG"), a related party, in the principal amount of $2,000,000.  As of September 30, 2015, the note has been converted to common stock and 590,146 common stock warrants. On December 27, 2016, ICG and the Company agreed to amend and exchange the common stock warrants for 118,029 series B preferred stock warrants. Warrants for 10,914 series B convertible preferred shares expired on September 10, 2017. On January 16, 2017, the Company agreed to extend the expiration date on all ICG warrants outstanding if not exercised prior to expiration date by an additional 2 years, including the September 10, 2017 expired warrants.

In connection with the purchase of Marquis Industries, Inc., the Company entered into a mezzanine loan in the amount of up to $7,000,000 with Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the Chief Executive Officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of September 30, 2017, and 2016, respectively, there was $2,000,000 outstanding on this mezzanine loan. During the years ended September 30, 2017 and 2016, the Company recognized total interest expense of $253,472 and $583,233, respectively, associated with the Isaac Capital Fund notes.

Customer Connexx LLC, a wholly-owned subsidiary of Appliance Recycling Centers of America, Inc. (“ARCA”), rents approximately 9,879 square feet of office space from the Company at its Las Vegas office which totals 11,100 square feet. ARCA paid the Company $164,516 in rent and other common area reimbursed expenses for year ended September 30, 2017. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, Chief Financial Officer of the Company are Chief Executive Officer and Board of Directors member and Chief Financial Officer of ARCA, respectively.

On December 30, 2017, ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”) with ARCA and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of ARCA. ApplianceSmart is a 17-store chain specializing in new and out-of-the-box appliances with annualized revenues of approximately $65 million. Pursuant to the Agreement, the Purchaser purchased from ARCA all of the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6,500,000 (the “Purchase Price”). The shares of Stock were delivered into escrow and will be released to the Purchaser upon Purchaser’s receipt of third-party financing in an amount sufficient to fund the Purchase Price, and the subsequent delivery of such funds to certain third-party lenders of ARCA and ApplianceSmart, all of which the parties expect to occur prior to March 31, 2018.

In connection with the acquisition of Vintage Stock on November 3, 2016, Rodney Spriggs, President of Vintage Stock holds a 41.134752% interest in the $10,000,000 Seller Subordinated Acquisition Note payable by VSAH. The terms of payment are interest only, payable monthly on the 1st of each month, until maturity 5 years and 6 months from the date of the note – November 3, 2016. Interest paid to Mr. Spriggs in year ended September 30, 2017 was $275,147. Interest unpaid and accrued as of September 30, 2017 is $27,423.

Also see Note 9, 10, 11 and 19.

Note 16:       Commitments and Contingencies

Litigation

The Company is party to certain legal proceedings from time to time incidental to the conduct of its business. These proceedings could result in fines, penalties, compensatory or treble dames or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period which a ruling or settlement occurs. However, based on information available to the Company’s management to date and other than as noted below, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of September 30, 2017, results of operations, cash flows or liquidity of the Company.

Operating Leases and Service Contracts

The Company leases its office space, certain equipment and a building (from a related party) under long-term operating leases expiring through fiscal year 2017. Rent expense under these leases was $8,329,186 and $518,877 for the years ended September 30, 2017 and 2016, respectively. The Company has also entered into several non-cancelable service contracts. Rent expense may include certain common area charges.

As of September 30, 2017, future minimum annual payments under operating lease agreements for fiscal years ending September 30 are as follows:

2018	$5,573,252
2019	4,317,198
2020	3,455,330
2021	2,697,575
2022	1,050,357
Thereafter	1,572,864
$18,666,576

Note 17:       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income tax expense for the years ended September 30, 2017 and 2016 is as follows:

	2017	2016 (Restated)
Current expense:
Federal	$313,405	$103,704
State	243,841	52,745
	557,246	156,449
Deferred expense:
Federal	3,397,732	(15,114,529)
State	126,841	(609,764)
	3,524,573	(15,724,293)
Total income tax expense	$4,081,819	$(15,567,844)

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30:

	2017		2016 (Restated)
	Amount	Percent	Amount	Percent

Federal statutory rates	$3,598,424	34%	$1,830,150	77%
State income taxes	299,216	3%	161,484	7%
Permanent differences	71,908	1%	(1,798,450)	-75%
Net operating loss adjustment	–		(1,194,004)	-50%
Property & equipment adjustment	–		742,854	31%
Equity compensation adjustment	–		(2,872,210)	-120%
Valuation allowance against net deferred tax assets	–		(12,284,278)	-515%
Other	112,271	1%	(153,390)	-6%
Effective rate	$4,081,819	39%	$(15,567,844)	-652%

At September 30, deferred income tax assets and liabilities were comprised of:

	2017	2016 (Restated)
Deferred income tax asset, current:
Allowance for bad debts	$401,866	$406,733
Accrued expenses	31,183	241,536
Inventory	772,657	414,575
Accrued compensation	–	–
Total deferred income tax asset, current	1,205,706	1,062,844
Less: valuation allowance	–	–
Deferred income tax asset, current, net	1,205,706	1,062,844

Deferred income tax asset (liability), long-term:
Net operating loss	7,804,948	9,915,371
Tax credits	377,776	–
Other	3,743	–
Stock compensation	2,982,009	–
Intangibles	13,126	794,455
Property & equipment	(3,387,298)	751,912
Total deferred income tax asset, long-term	7,794,304	11,461,738

Less: valuation allowance	–	–
Deferred income tax asset, net	7,794,304	11,461,738

Total deferred income tax asset	$9,000,010	$12,524,582

We reduced our valuation allowance by $12,284,278 (as restated) based on the profitable operations of our acquired Marquis subsidiary that can be offset against our net operation loss carryforwards, this release in valuation allowance occurred during the period ending September 30, 2016.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2017. The Company’s policy is to record uncertain tax positions as a component of income tax expense.

The Company has net operating loss carry-forwards of approximately $22.7 million as of September 30, 2017 and tax credit carry-forwards of $0.4 million respectively. The net operating loss amounts are subject to IRS code section 382 limitations and expire in 2027. The 2014 through 2016 tax years are open to examination by the various federal and state jurisdictions.

The Company restated the prior year deferred income taxes related to the Marquis acquisition. Certain deferred tax items were not recorded by the Company. The Company has adjusted the deferred taxes associated with property and equipment and stock compensation.

	September 30, 2016
	As previously
	Reported	Adjustment	As restated

Income tax expense (benefit):
Federal statuary rate	$1,830,150	$–	$1,830,150
State taxes, net of federal benefit	161,484	–	161,484
Permanent difference	(852,646)	(945,804)	(1,798,450)
Net operating loss adjustment	(1,083,866)	(110,138)	(1,194,004)
Property and equipment adjustment	–	742,854	742,854
Equity compensation adjustment	–	(2,872,210)	(2,872,210)
Valuation allowance	(12,284,278)	–	(12,284,278)
Other	(264,065)	110,675	(153,390)
	$(12,493,221)	$(3,074,623)	$(15,567,844)

Note 18:       Segment Reporting

The Company operates in three segments which are characterized as: (1) Manufacturing, (2) Retail Online and (3) Services. The Manufacturing Segment consists of Marquis Industries, Inc., the Retail Online segment consists of Vintage Stock, Inc., Livedeal.com and Modern Everyday, Inc., and the Services segment consists of the Local Exchange Carrier billings business and Velocity Local.

The following tables summarize segment information for the years ended September 30, 2017 and 2016:

	Year Ended	Year Ended
	September 30, 2017	September 30, 2016
	Net	Net
	Revenue	Revenue
Revenue
Used Movies, Music, Games and Other	$40,752,981	$–
New Movies, Music, Games and Other	29,522,356	–
Rentals, Concessions and Other	1,116,308	–
Kitchen and Home Products	128,904	5,438,007
Carpets	57,510,294	56,572,212
Hard Surface Products	16,211,404	11,254,131
Synthetic Turf Products	5,964,633	4,683,014
Directory Services	854,052	1,006,883
Total Revenue	$152,060,932	$78,954,247

	Year Ended September 30,
	2017	2016
		(Restated)
Revenues
Retail and Online	$71,520,549	$5,438,007
Manufacturing	79,686,331	72,509,357
Services	854,052	1,006,883
	$152,060,932	$78,954,247

Gross profit
Retail and Online	$41,101,989	$1,238,317
Manufacturing	20,653,006	17,771,735
Services	811,640	964,818
	$62,566,635	$19,974,870

Operating income (loss)
Retail and Online	$8,875,855	$(5,172,406)
Manufacturing	8,414,684	6,529,469
Services	808,838	961,186
	$18,099,377	$2,318,249

Depreciation and amortization
Retail and Online	$2,074,574	$284,593
Manufacturing	2,950,974	2,840,718
Services	–	–
	$5,025,548	$3,125,311

Interest expenses
Retail and Online	$5,879,447	$2,947,294
Manufacturing	1,717,538	1,073,253
Services	–	–
	$7,596,985	$4,020,547

Net income (loss) before provision for income taxes
Retail and Online	$3,096,109	$2,947,294
Manufacturing	6,678,652	1,073,253
Services	808,838	–
	$10,583,599	$4,020,547

Note 19:       Subsequent Events

On December 30, 2017, ApplianceSmart Holdings LLC (the “Purchaser”), a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”) with ARCA and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of ARCA. ApplianceSmart is a 17-store chain specializing in new and out-of-the-box appliances with annualized revenues of approximately $65 million. Pursuant to the Agreement, the Purchaser purchased from ARCA all of the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6,500,000 (the “Purchase Price”). The shares of Stock were delivered into escrow and will be released to the Purchaser upon Purchaser’s receipt of third-party financing in an amount sufficient to fund the Purchase Price, and the subsequent delivery of such funds to certain third-party lenders of ARCA and ApplianceSmart, all of which the parties expect to occur prior to March 31, 2018.

Warrants for 10,914 series B convertible preferred shares expired on September 10, 2017. On January 16, 2018, the Company agreed to extend the expiration date on all warrants outstanding if not exercised prior to expiration date by an additional 2 years, including the September 10, 2017 expired warrants.

We were in compliance with all covenants under our existing revolving and other loan agreements as of September 30, 2017 due to waivers granted by both Texas Capital Bank for the TCB Revolver and Capitala for the Capitala Term Loan. We are not in compliance as of December 31, 2017 with the Capitala Term Loan total leverage ratio and do not anticipate that we will regain compliance with this covenant until sometime in fiscal year ended September 30, 2019 based upon our current operating forecast. We are seeking alternatives to resolving the out of compliance condition including negotiating with Capitala and seeking alternative credit sources. The resolution of the out of compliance condition has not occurred and is not certain as of the date of issuance of these financial statements. As such, the entire Capitala Term Loan has been classified as a short-term obligation.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On April 27, 2017, the Company engaged BDO USA, LLP (“BDO”) as its independent registered public accounting firm and dismissed Anton & Chia, LLP (“A&C”) from that role. The change in accountants was approved by the Company’s Audit Committee. The audit report of A&C on the Company’s financial statements for the fiscal years ended September 30, 2016 and 2015 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal years ended September 30, 2016 and 2015 and for the subsequent interim period through April 27, 2017, the Company had no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K) with A&C on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of A&C, would have caused it to make reference in connection with its opinion to the subject matter of the disagreements. During the Company’s two most recent fiscal years ended September 30, 2016 and 2015, and for the subsequent interim period through April 27, 2017, there was no “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During the Company’s two most recent fiscal years ended September 30, 2016 and 2015 and for the subsequent interim period through April 27, 2017, neither the Company, nor anyone on behalf of the Company consulted with BDO regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event within the meaning of Item 304(a) (1)(v) of Regulation S-K.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2017, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of September 30, 2017. Our assessment found the following material weaknesses. Management’s assessment concluded that it has the following material weaknesses: (a) lack of sufficient controls around the financial reporting process; (b) lack of proper segregation of duties within the financial reporting process; (c) lack of adequate controls surrounding management’s review of the income tax provision process; (d) lack of controls surrounding the assessment of certain cash flow and balance sheet classifications; and (e) lack of sufficient controls around the process for business combinations.

The Company is evaluating the material weaknesses and developing a plan of remediation to strengthen our overall internal control over accounting for business combinations, income tax provision process, the financial reporting process, the assessment of certain cash flow and balance sheet classifications and segregation of duties. The remediation plan will include the following actions: implement additional monitoring controls through revising and formalize the income tax review processes, enhance the formality and rigor of review and reconciliation procedures, and hire resources with specific tax, business combinations and financial accounting expertise whereby there can be effective segregation of duties. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent significant improvements in our controls and processes. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following: judgements in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes, controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B.	Other Information

Item 1.01 Entry into a Material Definitive Agreement.

On January 16, 2018, we entered into an amendment to warrants with Isaac Capital Group, LLC which amends the expiration date of certain warrants issued to Isaac Capital Group, LLC to provide that if the specified warrant remains unexercised on the expiration date, then the expiration date shall be automatically extended for a period of two years from such date. The foregoing description of the amendment to warrants does not purport to be complete and is qualified in its entirety by reference to the complete text of the agreement, a copy of which is attached as Exhibit 10.9 to this Annual Report on Form 10-K and is incorporated herein by reference in its entirety.

On January 16, 2018, we entered into an amendment to employment agreement (the “Isaac Amendment”) with Jon Isaac, the Company’s President and Chief Executive Officer. Mr. Isaac shall continue to serve as the Company’s President and Chief Executive Officer for a term continuing until December 31, 2020, subject to earlier termination pursuant to Section 6 of Mr. Isaac’s employment agreement. Additionally, Isaac Amendment capped Mr. Isaac’s reasonable housing expense at $7,000 per month. The foregoing description of the Isaac Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Isaac Amendment, a copy of which is attached as Exhibit 10.39 to this Annual Report on Form 10-K and is incorporated herein by reference in its entirety.

On January 16, 2018, we entered into an amendment to employment agreement (the “Bailey Amendment”) with Timothy A. Bailey, the Chief Executive Officer of Marquis. Effective July 6, 2018, Mr. Bailey shall resign his position as Chief Executive Officer of Marquis and, commencing on such date and continuing through December 31, 2018 (the “Extended Term”), serve as an advisor to Marquis’ Board of Directors on an as needed basis. Mr. Bailey will be paid an aggregate amount of $150,000 during the Extended Term, and, unless Marquis terminates Mr. Bailey for “cause” (as defined in Mr. Bailey’s employment agreement), Marquis will pay the cost of Mr. Bailey’s medical insurance coverage during the applicable COBRA period. During the Extended Term, Mr. Bailey will continue to be entitled to his fringe benefits package and car allowance that was in effect prior to the commencement of the Extended Term. The foregoing description of the Bailey Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Bailey Amendment, a copy of which is attached as Exhibit 10.47 to this Annual Report on Form 10-K and is incorporated herein by reference in its entirety.

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

See the second and third paragraphs of Item 1.01 of Item 9B of this Annual Report on Form 10-K, which is incorporated herein by reference.

PART III

ITEM 10.          Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company and their ages as of September 30, 2017, are as follows:

	Age	Position
Jon Isaac	34	Chief Executive Officer, President and Director
Virland A. Johnson	57	Chief Financial Officer
Tony Isaac	62	Financial Planning and Strategist/Economist and Director
Richard D. Butler, Jr.	68	Director
Dennis (De) Gao	37	Director
Tyler Sickmeyer	31	Director
Tim Baily	70	CEO, Marquis Industries, Inc.
Rodney Spriggs	50	President and CEO, Vintage Stock, Inc.

Set forth below are the respective principal occupations or brief employment histories of each of our directors and executive officers and the periods during which each has served as a director of the Company, as well as for our named executive officers.

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

Virland A. Johnson. Mr. Johnson became our Chief Financial Officer on January 3, 2017. Mr. Johnson joined the Company in November 2016 as a consultant. Mr. Johnson was Sr. Director of Revenue for JDA Software for six years prior to joining the Company, where he was responsible for revenue recognition determination, sales and contract support while acting as a subject matter expert. Prior to joining JDA, Mr. Johnson provided leadership and strategic direction while serving in C-Level executive roles in public and privately held companies such as Cultural Experiences Abroad, Inc., Fender Musical Instruments Corp., Triumph Group, Inc., Unitech Industries, Inc. and Younger Brothers Group, Inc. Mr. Johnson’s more than 25 years of experience is primarily in the areas of process improvement, complex debt financings, SEC and financial reporting, turn-arounds, corporate restructuring, global finance, merger and acquisitions and returning companies to profitability and enhancing shareholder value. Early on in his career, Mr. Johnson worked in public accounting while attending Arizona State University. Mr. Johnson holds a Bachelor’s degree in Accountancy from Arizona State University, and is a licensed Certified Public Accountant in Arizona.

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

Specific Qualifications:

•	Over a decade of experience in marketing, including promotion and brand development through the use of social media marketing

Executive Officer of our subsidiary, Marquis

The executive officer of our subsidiary, Marquis as of September 30, 2017, is as follows:

	Age	Position
Tim Bailey	70	Chief Executive Officer

Tim Bailey. Mr. Bailey is CEO of Marquis. Mr. Bailey has 46 years of leadership experience in the floorcovering industry, including 23 years with Marquis Industries. Mr. Bailey holds a CPA license and spent the first 17 years of his career in a carpet industry-focused public accounting firm. In 1988, he left public accounting to become a shareholder and Executive VP / CFO of Grassmore, Inc., which manufactured grass carpet. Mr. Bailey installed the internal financial controls and helped Grassmore grow and oversaw its successful sale to Beaulieu of America in 1992. Mr. Bailey consulted with Beaulieu for two years before acquiring Marquis Industries in 1994. Marquis was small and struggling at the time of Mr. Bailey’s acquisition. He was able to build a strong leadership team and turn the company into a top 10 residential carpet manufacturer in the US with a diversified product line of soft and hard surfaces for the residential and commercial markets.

Executive Officer of our subsidiary, Vintage Stock

The executive officer of our subsidiary, Vintage Stock as of September 30, 2017, is as follows:

	Age	Position
Rodney Spriggs	50	President and Chief Executive Officer

Rodney Spriggs. Mr. Spriggs is President and CEO of Vintage Stock. Mr. Spriggs joined Vintage Stock as General Manager in January 1990 and has served as President of Vintage Stock since 2002 and President of Moving Trading Company since 2006. He received a Bachelor’s degree in Business Administration and a minor in marketing from Missouri Southern State University. Mr. Spriggs gained experience in the specialty retail business by selling baseball and other sports cards in his own retail store to pay his way through college. In addition to corporate oversight, Mr. Spriggs is responsible for new market openings, the specialty retail site selection, lease negotiation and product acquisitions.

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

The Board of Directors held seven meetings during the year ended September 30, 2017.

Board Committees

Audit Committee

The Board has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Gao (Chairman), Butler and Sickmeyer currently serve on our Audit Committee. Each member of the committee satisfies the independence standards specified in Rule 5605(a)(2) of the NASDAQ Listing Rules and the related rules of the SEC and has been determined by the Board to be “financially literate” with accounting or related financial management experience. The Board has also determined that Mr. Gao is an “audit committee financial expert” as defined under SEC rules and regulations, and qualifies as a financially sophisticated audit committee member as required under Rule 5605(c)(2)(A) of the NASDAQ Listing Rules. There were five meetings of the Audit Committee during the year ended September 30, 2017.

Compensation Committee

The Compensation Committee assists the Board in discharging its responsibilities relating to compensation of the Company’s directors and executives and oversees and advises the Board on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans. The Compensation Committee currently consists of Messrs. Butler and Gao. There were three meetings of the Compensation Committee during the year ended September 30, 2017.

Governance and Nominating Committee

The Governance and Nominating Committee identifies individuals who are qualified to become Board members, develops and recommends to the Board a set of governance principles applicable to the Company and oversees the evaluation of the Board and Company’s management. The Governance and Nominating Committee currently consists of Mr. Butler. There was one meeting of the Governance and Nominating Committee during the year ended September 30, 2017.

Changes in Procedures for Director Nominations by Stockholders

There have been no changes to the procedures by which stockholders may recommend nominees to the Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of our Company, including the Chief Executive Officer and other principal financial and operating officers of the Company. The Code of Business Conduct and Ethics is posted on our website at ir.live-ventures.com/governance-documents. If we make any amendment to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on Form 8-K or on our website.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, certain of our officers and persons who own at least 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.

Based solely on our review of copies of such reports and written representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended September 30, 2017.

ITEM 11.       Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide material information about the Company’s compensation philosophy, objectives and other relevant policies and to explain and put into context the material elements of the disclosure that follows in this Form 10-K with respect to the compensation of our named executive officers (in this CD&A, referred to as the “NEOs”). For fiscal 2017, our NEOs were:

Jon Isaac, President and Chief Executive Officer

Tim Bailey, Chief Executive Officer of Marquis

Rodney Spriggs, President and Chief Executive Officer of Vintage Stock

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

Use of Benchmarking and Compensation Peer Groups

The Compensation Committee did not utilize any benchmarking measure in fiscal 2017 and traditionally has not tied compensation directly to a specific profitability measurement, market value of the Company’s common stock or benchmark related to any established peer or industry group. Salary increases are based on the terms of the NEOs’ employment agreements, if applicable, and correlated with the Board’s and the Compensation Committee’s assessment of each NEO’s performance. The Company also generally seeks to increase or decrease compensation, as appropriate, based upon changes in an executive officer’s functional responsibilities within the Company. Historically, the Compensation Committee has not used outside consultants in determining the compensation of the NEOs, and no such consultants were engaged during fiscal 2017.

Other Compensation Policies and Considerations; Tax Issues and Risk Management

The intention of the Company has been to compensate the NEOs in a manner that maximizes the Company’s ability to deduct such compensation expenses for federal income tax purposes. However, the Compensation Committee has the discretion to provide compensation that is not “performance-based” under Section 162(m) of the Code it determines that such compensation is in the best interests of the Company and its stockholders. For fiscal 2017, the Company expects to deduct all compensation expenses paid to the NEOs.

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

SUMMARY COMPENSATION TABLE

Name and principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation		Total
Jon Isaac	2017	$200,000	$0	$0	$0	$54,000	(3)	$254,000
President and CEO	2016	$200,000	$0	$0	$13,465	$54,000	(3)	$213,465

Tim Bailey	2017	$225,000	$245,000	$0	$0	$12,000	(4)	$482,000
Chief Executive Officer	2016	$175,000	$0	$0	$0	$12,000	(4)	$187,000
of Marquis Industries, Inc.

Rodney Spriggs (2)	2017	$249,039	$0	$0	$54,780	$0		$303,819
President and Chief Executive Officer of Vintage Stock, Inc.	2016	$0	$0	$0	$0	$0		$0

____________

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. These amounts reflect Live Venture’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the NEOs. Please refer to Note 13, Stock-Based Compensation, in our consolidated financial statements included elsewhere in this Form 10-K for a discussion of the assumptions related to the calculation of such value.

(2)	Live Ventures acquired Vintage in November 2016 and therefore Mr. Spriggs was not employed by the Company in fiscal 2016.

(3)	"All Other Compensation" for Mr. Isaac includes $54,000 for each of 2017 and 2016, which was accrued by us for the reasonable housing allowance to which Mr. Isaac is entitled under his employment agreement.

(4)	“All Other Compensation” for Mr. Bailey includes $12,000 for each of 2017 and 2016, for the car allowance to which Mr. Bailey is entitled under this employment agreement.

EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Jon Isaac, its President and Chief Executive Officer, effective January 1, 2013, as amended on January 16, 2018. The agreement will expire on December 30, 2020. Mr. Isaac is entitled to a base annual salary in an amount of $200,000, payable in periodic installments in accordance with the Company’s regular payroll practices and subject to all applicable withholdings, including taxes. Mr. Isaac is eligible to receive an annual performance bonus at the sole discretion of the Compensation Committee of the Board or the entire Board. Mr. Isaac is entitled to reimbursement for all reasonable business expenses incurred by him in connection with his employment and the performance of his duties as our President and Chief Executive Officer, including a reasonable housing expense, not to exceed $7,000 per month. Mr. Isaac is eligible to participate fully in all health and benefit plans available to senior officers of the Company generally, as the same may be amended from time to time by the Board. Mr. Isaac’s employment terminates upon the first to occur of the following dates: (i) date of Mr. Isaac’s death; (ii) the date on which Mr. Isaac has experienced a Disability (as defined in his employment agreement), and we give Mr. Isaac notice of termination on account of Disability; (iii) the date on which Mr. Isaac has engaged in conduct that constitutes Cause (as defined in Mr. Isaac’s employment agreement), and we give Mr. Isaac notice of termination for Cause; (iv) the date on which Mr. Isaac voluntarily terminates his relationship with us; or (v) the date on which we give Mr. Isaac notice of termination for any reason other than the reasons set forth in clauses (i) through (iv) above. Upon termination of Mr. Isaac’s employment, we will have no further obligation to Mr. Isaac except that Mr. Isaac will be entitled to payment of any earned but unpaid salary through the date of termination and any unearned bonus in accordance with the terms of the employment agreement.

Marquis Industries, Inc., one of our subsidiaries, entered into an employment agreement with Timothy A. Bailey to employ him as its chief executive officer, effective as of July 6, 2015, and amended on January 16, 2018. The agreement will expire on December 31, 2018. From July 6, 2018 through December 31, 2018 (the “Extended Term”). Mr. Bailey will serve as an advisor to Marquis’ board of directors on an as-needed basis. Mr. Bailey is entitled to a base annual salary in an amount of $165,000, which was subsequently increased to $225,000, payable in periodic installments in accordance with Marquis’s customary payroll practices, and Marquis’s fringe benefits package. During the Extended Term, Mr. Bailey will be paid an aggregate of $150,000. Mr. Bailey is also entitled to receive a car allowance of $1,000 per month. Mr. Bailey is also eligible to participate in the Marquis Bonus Compensation Program, whereby cash bonuses are paid after the end of the fiscal year based on the attainment of certain actual EBITDA ranges of Marquis during the fiscal year. Except during the Extended Term, and as set forth in the employment agreement, as amended, Marquis may terminate Mr. Bailey for “cause” (as defined in Mr. Bailey’s employment agreement), or, in the event Mr. Bailey becomes permanently disabled or is prevented by injury or sickness from attention to his duties for six consecutive weeks or more, without “cause.” Mr. Baily may terminate his employment for “good reason” (as defined in Mr. Bailey’s employment agreement). Except during the Extended Term, and as set forth in the employment agreement, as amended, if Mr. Bailey terminates his employment for a good reason, Mr. Bailey will continue to receive his unpaid annual salary and fringe benefits package and be eligible to participate in the cash bonus incentive program for the remainder of the employment term. Mr. Bailey’s employment agreement also contains customary confidentiality, non-competition and non-disparagement provisions.

Vintage Stock, Inc., one of our subsidiaries, entered into an employment agreement with Rodney Spriggs to employ him as its President and Chief Executive Officer, effective November 3, 2016. The agreement will expire on November 3, 2021, provided that, on such date and each anniversary thereafter, the agreement is deemed to be automatically extended for successive periods of one year unless at least 90 days prior to the applicable anniversary, either Vintage Stock or Mr. Spriggs provides written notice of its intention not to extend the term of the agreement. Mr. Spriggs is entitled to a base annual salary in an amount of $270,000, payable in periodic installments in accordance with Vintage Stock’s customary payroll practices. For each complete fiscal year during the term, Mr. Spriggs is entitled to a bonus based upon the achievement of annual Vintage Stock performance goals established by the board of directors of Vintage Stock’s parent company. Mr. Spriggs is entitled to fringe benefits and perquisites consistent with the practices of Vintage Stock. If Mr. Spriggs is terminated by Vintage Stock without “cause” (as defined in Mr. Spriggs’ employment agreement) or Mr. Spriggs terminates his employment for “good reason” (as defined in his employment agreement), then Mr. Spriggs is entitled to, among other things, his base salary for a period of one year following the date of termination, payable in equal installments in accordance with Vintage Stock’s normal payroll practices and a pro-rata portion of his annual bonus in the fiscal year during which Mr. Spriggs was terminated. Mr. Spriggs’ employment agreement also contains customary confidentiality, non-competition and non-disparagement provisions.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes all stock options held by the NEOs as of the end of fiscal 2017.

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Jon Isaac	25,000 (1)	$4.98	1/15/2019
	25,000 (1)	$7.50	1/15/2020
	25,000 (1)	$10.02	1/15/2021

Tim Bailey	–	$ –	–

Rodney Spriggs	4,167 (2)	$10.86	11/03/2021
	4,167 (2)	$10.86	11/03/2021
	4,167 (2)	$10.86	11/03/2021
	4,167 (2)	$10.86	11/03/2021

_______________

(1)	25,000 shares ($4.98 per share exercise price) vested on January 15, 2014. 25,000 shares ($7.50 per share exercise price) vested in 12 equal monthly installments beginning January 15, 2015. 25,000 shares ($10.02 per share exercise price) vested in 12 equal monthly installments beginning January 15, 2016.

(2)	16,668 shares, of which 4,167 vested on November 3, 2017, 4,167 will vest on November 3, 2018, 4,167 will vest on November 3, 2019, and 4,167 will vest on November 3, 2020.

DIRECTOR COMPENSATION

The following table summarizes compensation paid to each of our directors who served in such capacity during fiscal 2017. We have omitted from this table the columns for Stock Awards, Options Awards, Non-Equity Incentive Plan Compensation, and Nonqualified Deferred Compensation Earnings, as no amounts are required to be reported in any of those columns for any director during fiscal 2017.

None of our directors received separate compensation for attending meetings of our board of directors or any committees thereof. Our President and CEO, Jon Isaac, is the only director who is also an employee of Live Ventures. Jon Isaac is not entitled to separate compensation for his service on our board of directors.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Jon Isaac (1)	–	–	–
Richard D. Butler, Jr. (2)	30,000	–	30,000
Dennis Gao (3)	30,000	–	30,000
Tony Isaac (4)	34,000	–	34,000
Tyler Sickmeyer (5)	18,000	–	18,000

_____________________

(1) Mr. Jon Isaac is not entitled to receive compensation for his service on our Board of Directors.

(2) Mr. Butler receives $2,500 monthly, or $30,000 annually in cash compensation for his services as a director.

(3) Mr. Gao receives $2,500 monthly, or $30,000 annually in cash compensation for his services as a director.

(4) Mr. Tony Isaac receives $2,833 monthly, or $34,000 annually in cash compensation for his services as a director.

(5) Mr. Sickmeyer receives $1,500 monthly, or $18,000 annually in cash compensation for his services as a director.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes securities available for issuance under Live Venture’s equity compensation plans as of September 30, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	–	–	–

Equity compensation plans approved by security holders (2)	211,668	$13.19	258,332

Equity compensation plans not approved by security holders	–	–	–

Total	211,668	$13.19	258,332

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

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2017 of (i) each executive officer and each director of our Company; (ii) all executive officers and directors of our Company as a group; and (iii) each person known to the Company to be the beneficial owner of more than 5% of our common stock. We deem shares of our common stock that may be acquired by an individual or group within 60 days of September 30, 2017, pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 3,045,819 shares of common stock outstanding on December 15, 2017. The information as to beneficial ownership was either (i) furnished to us by or on behalf of the persons named or (ii) determined based on a review of the beneficial owners’ Schedules 13D and Section 16 filings with respect to our common stock. Unless otherwise indicated, the business address of each person listed is 325 East Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Executive Officers and Directors:
Jon Isaac (1)	1,572,537	59.6%
Timothy Bailey	–	–
Rodney Spriggs (2)	4,167	*
Tony Isaac	125,000	6.1%
Richard D. Butler, Jr.	15,478	*
Dennis Gao	12,671	*
Tyler Sickmeyer	–	–
All Executive Officers and Directors as a group (8 persons)	1,729,853	63.6%

Other 5% Stockholders:
Isaac Capital Group, LLC (3) 3525 Del Mar Heights Rd. Suite 765 San Diego, California 92130	1,381,905	49.5%

_________________________

*Represents less than 1% of our issued and outstanding common stock.

(1)	Includes 158,356 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) that are convertible into 791,759 shares of common stock owned by Isaac Capital Group, LLC (“ICG”), of which Jon Isaac is the President and sole member and according has sole voting and dispositive power with respect to such shares. Also includes warrants to purchase 118,029 shares of Series B Preferred Stock which are convertible in 590,146 additional shares of common stock at exercise prices ranging from $3.30 to $5.71 per share held by ICG. Jon Isaac owns 115,632 shares of common stock. Finally, Mr. Isaac holds options to purchase up to 75,000 shares of common stock at exercise prices ranging from $4.98 to $10.02 per share, all of which are currently exercisable.

(2)	Includes options to purchase 4,167 shares of common stock at an exercise price of $10.86 per share.

(3)	Includes 158,356 shares of Series B Preferred Stock that are convertible into 791,759 shares of common stock owned by ICG. Also includes warrants to purchase 118,029 shares of Series B Preferred Stock which are convertible in 590,146 additional shares of common stock at exercise prices ranging from $3.30 to $5.71 per share held by ICG.

ITEM 13.       Certain Relationships and Related Transactions, and Director Independence

Mezzanine Loan from Isaac Capital Fund

In connection with the purchase of Marquis Industries Inc., the Company entered into a mezzanine loan in an amount of up to $7,000,000 provided by Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the chief executive officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021 (six months after the final payments are due under the Bank of America Term and Revolving Loan). As of September 30, 2017, there was $2,000,000 outstanding on this mezzanine loan.

ICG Note and Warrants

On January 23, 2014, the Company issued a note to Isaac Capital Group (“ICG”), a related party, in the principal amount of $500,000. Because the conversion price of $13.74 was less than the stock price, this gave rise to a beneficial conversion feature valued at $500,000. The Company recognized this beneficial conversion feature as a debt discount and additional paid in capital. The debt discount is being amortized over the one-year term. On December 3, 2014, ICG converted the note into 112,395 shares of common stock, therefore the remaining debt discount of $158,219 was written off and recognized as interest expense. In addition, upon the conversion of note, the Company issued to ICG a warrant to acquire 112,395 additional shares of the Company’s common stock at an exercise price of $5.70 per share. The fair value of the warrants issued in connection with the conversion of note was $1,853,473 and was immediately recognized as interest expense.

On January 16, 2018, we entered into an amendment to warrants with Isaac Capital Group, LLC which amends the expiration date of certain warrants issued to Isaac Capital Group, LLC to provide that if the specified warrant remains unexercised on the expiration date, then the expiration date shall be automatically extended for a period of two years from such date.

Customer Connexx

Customer Connexx LLC, a wholly owned subsidiary of Appliance Recycling Centers of America, Inc., sub-leases call center space from Live Ventures Incorporated in Las Vegas, Nevada. Total amount of sub-lease rent and common area charges was $164,516 for fiscal year ended September 30, 2017.

Procedures for Approval of Related Party Transactions

In accordance with its charter, the Audit Committee reviews and recommends for approval all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the approval of the transactions described above.

ITEM 14.       Principal Accounting Fees and Services

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal 2017 and 2016 non-audit services listed below were pre-approved.

Audit Fees: This category includes the audit of our annual financial statements and review of financial statements included in our annual and periodic reports that are filed with the SEC. This category also includes services performed for the preparation of responses to SEC and NASDAQ correspondence, travel expenses for our auditors, on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control and other matters.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

We paid the following fees to our independent registered public accounting firm, BDO LLP for work performed in fiscal 2017 and Anton & Chia for work performed in in fiscal 2016:

	2017	2016
Audit Fees	$434,500	$253,128
Audit-Related Fees	–	2,132
Tax Fees	25,950	6,000
All Other Fees	–	–
Total	$460,450	$261,260

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date

3.1		Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07

3.2		Certificate of Change	8-K	001-33937	3.1	09/7/10

3.3		Certificate of Correction	8-K	001-33937	3.1	03/11/13

3.4		Certificate of Change	10-Q	001-33937	3.1	02/14/14

3.5		Articles of Merger	8-K	001-33937	3.1.4	10/8/15

3.6		Certificate of Change	8-K	001-33937	3.1.5	11/25/16

3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16

3.8		Amended and Restated Bylaws	8-K	001-33937	3.1	12/15/11

4.1	*	Waiver Agreement dated September 6, 2017

10.1		Note and Warrant Purchase Agreement, dated April 3, 2012 (the “Note and Warrant Purchase Agreement”), by and between the Registrant and Isaac Capital Group LLC	10-Q	001-33937	10.1	05/15/12

10.2		Senior Subordinated Convertible Note (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.2	05/15/12

10.3		Subordinated Guaranty (under Note Purchase and Warrant Agreement)	10-Q	001-33937	10.3	05/15/12

10.4		Form of Warrant (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.4	05/15/12

10.5		First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	10-K	001-33937	10.12.1	01/15/13

10.6	*	Warrant Amendment dated as of December , 2014

10.7	*	Warrant Amendment dated as of December 27, 2016

10.8	*	Amendment to Warrants dated as of January 16, 2018

10.9		Convertible Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC (the “2014 Note Purchase Agreement”)	10-K	001-33937	10.7	12/29/16

10.10		Form of Convertible Note (under 2014 Note Purchase Agreement)	10-K	001-33937	10.11	01/10/14

10.11		Form of Warrant (under 2014 Note Purchase Agreement)	10-K	001-33937	10.12	01/10/14

10.12	Amendment No. 1 to Convertible Note Purchase Agreement, dated as of October 29, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7a	12/29/16

10.13	Amendment No. 2 to Convertible Note Purchase Agreement, dated as of December 21, 2016, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7b	12/29/16

10.14	Share Exchange Agreement between Isaac Capital Group, LLC and Live Ventures Incorporated, dated December 27, 2016	10-Q	001-33937	10.1	02/09/17

10.15	Purchase Agreement, dated as of July 6, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-K	001-33937	10.15	01/13/16

10.16	Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and S F Commercial Properties, LLC, as Borrowers, and Bank of America, N.A. as Lender.	10-K	001-33937	10.16	01/13/16

10.17	Subordinated Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings, LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and SF Commercial Properties, LLC as Borrowers and Isaac Capital Fund I, LLC as Lender	10-K	001-33937	10.17	01/13/16

10.18	Lease Agreement, effective July 6, 2015, by and between 716 River Street Partners LLC, as lessor and Constellation Industries, LLC as lessee	10-K	001-33937	10.18	01/13/16

10.19	Agreement, effective November 30, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-Q	001-33937	10.1	02/16/16

10.20	Promissory Note dated June 14, 2016, by Marquis Real Estate Holdings, LLC in favor of STORE Capital Acquisitions LLC	10-Q	001-33937	10.1	08/15/16

10.21	Mortgage Loan Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.2	08/15/16

10.22	Master Lease Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.3	08/15/16

10.23		Purchase and Sale Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.4	08/15/16

10.24		Equipment Security Note between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc.	10-Q	001-33937	10.2	02/09/17

10.25		Fifth Amendment to Loan and Security Agreement between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc. dated February 28, 2017	10-Q	001-33937	10.1	05/11/17

10.26		Stock Purchase Agreement by and among Vintage Stock Affiliated Holdings LLC (an affiliate of the Registrant), Vintage Stock, Inc., and the Shareholders of Vintage Stock, Inc., dated November 3, 2016	10-K	001-33937	10.22	12/29/16

10.27		Subordinated Promissory Note of Vintage Stock Affiliated Holdings LLC in favor of certain of the Shareholders of Vintage Stock, Inc., dated November 3, 2016	10-K	001-33937	10.23	12/29/16

10.28		Subordination Agreement by and among Rodney Spriggs, in his capacity as the representative of certain of the Shareholders of Vintage Stock, Inc., and Wilmington Trust, National Association, dated November 3, 2016	10-K	001-33937	10.24	12/29/16

10.29		Loan Agreement between Vintage Stock, Inc. and Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.27	12/29/16

10.30	*	First Amendment to Loan Agreement between Texas Capital Bank, National Association and Vintage Stock, Inc., dated January 23, 2017

10.31	*	Second Amendment to Loan Agreement dated September 20, 2017 between Texas Capital Bank, National Association and Vintage Stock, Inc.

10.32		Revolving Credit Note of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.28	12/29/16

10.33		Security Agreement of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.29	12/29/16

10.34		Term Loan Agreement among Vintage Stock Inc., Vintage Stock Affiliated Holdings LLC, the Subsidiaries of the Borrowers Party Hereto, the Lenders Party Hereto, Wilmington Trust, National Association, as Administrative Agent, and Capitala Private Credit Fund V, L.P., as Lead Arranger, dated November 3, 2017 (“Capitala Term Loan Agreement”)	10-K	001-33937	10.30	12/29/16

10.35		First Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated October 10, 2017	8-K	001-33937	10.1	10/13/17

10.36		Form of Note under the Capitala Term Loan Agreement	10-K	001-33937	10.31	12/29/16

10.37		Security and Pledge Agreement among Vintage Stock Affiliated Holdings LLC, Vintage Stock, Inc., and Wilmington Trust, National Association, as Administrative Agent, dated November 3, 2016	10-K	001-33937	10.32	12/29/16

10.38	†	Employment Agreement between LiveDeal, Inc. and Jon Isaac	10-Q	001-33937	10.1	05/14/13

10.39	*†	Amendment to Employment Agreement dated January 16, 2018 between Live Ventures Incorporated and Jon Isaac

10.40	†	Employment Agreement between the Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.1	01/05/17

10.41	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.2	01/05/17

10.42	†	Employment Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.1	10/02/17

10.43	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.2	10/02/17

10.44	†	Employment Agreement between Vintage Stock Inc. and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.25	12/29/16

10.45	†	Non-qualified Stock Option Agreement between the Registrant and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.26	12/29/16

10.46	*†	Employment Agreement between Marquis Industries, Inc. and Timothy A. Bailey, dated July 6, 2015

10.47	*†	Amendment to Employment Agreement between Marquis Industries, Inc. and Timothy A. Bailey, dated January 16, 2018

10.48	†	LiveDeal, Inc. Amended and Restated 2003 Stock Plan	10-K	000-24217	10.1	12/20/07

10.49	†	First Amendment to Amended and Restated 2003 Stock Plan	DEF 14A	001-33937	Appendix A to 2009 Proxy Statement	01/29/09

10.50	†	Second Amendment to the LiveDeal, Inc. Amended and Restated 2003 Stock Plan	DEF 14A	001-33937	Appendix A to 2012 Proxy Statement	01/27/12

10.51	†	Form of 2003 Stock Plan Restricted Stock Agreement	10-QSB	000-24217	10	05/16/05

10.52	†	Form of 2003 Stock Plan Stock Option Agreement	10-K	001-33937	10.3	12/29/08

10.53	†	2014 Omnibus Equity Incentive Plan	DEF 14A	001-33937	Appendix A to 2014 Proxy Statement	06/23/14

10.54		Engagement Agreement, dated as of May 16, 2014, by and between the Registrant and Chardan Capital Markets LLC	10-Q	001-33937	1.1	05/20/14

10.55	*	Reinstatement and First Amendment to the Engagement Agreement, dated, 2014 with Chardan Capital Markets LLC

14		Code of Business Conduct and Ethics, Adopted December 31, 2003	10-QSB		14	05/13/04

16.1		Letter from Anton & Chia, LLP	8-K	001-33937	16.1	05/01/17

21.1	*	List of Subsidiaries of the Registrant

23.1	*	Consent of BDO USA, LLP independent registered public accounting firm

23.2	*	Consent of Anton & Chia, LLP, independent registered public accounting firm

31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	**	The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2017 and 2016, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2017 and 2016, (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements

______________________________

*	Filed herewith
**	To be filed by amendment
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE VENTURES INCORPORATED

/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer
Date: January 18, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jon Isaac
Jon Isaac	President and Chief Executive Officer Director (Principal Executive Officer)	January 18, 2018

/s/ Virland A. Johnson
Virland A. Johnson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 18, 2018

/s/ Tony Isaac
Tony Isaac	Director	January 18, 2018

/s/ Richard D. Butler, Jr.
Richard D. Butler, Jr.	Director	January 18, 2018

/s/ Dennis Gao
Dennis Gao	Director	January 18, 2018

/s/ Tyler Sickmeyer
Tyler Sickmeyer	Director	January 18, 2018

