Form 10-K/A
period 2017-09-30
LIVE VENTURES Inc
filed 2018-01-19
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “Form 10-K”) is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed with the U.S. Securities and Exchange Commission on January 18, 2018 (the “Original Filing Date”).

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Form 10-K.

As set forth in Item 15 of Part IV, the XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

2

PART II - OTHER INFORMATION

Item 15. Exhibits

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
Date: January 19, 2018