Form 10-Q/A
period 2016-12-31
LIVE VENTURES Inc
filed 2018-02-14
CIK 1045742

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 as originally filed with the Securities and Exchange Commission on February 9, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii)  Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatement described below.

Our previously issued consolidated financial statements for the quarterly period ended December 31, 2016 has been reclassified and restated. As described in more detail in Note 3 to our consolidated financial statements, we have determined that our previously reported results for the quarter ended December 31, 2016 erroneously (i) classified certain debt of our subsidiaries Marquis Industries, Inc. (“Marquis”) and Vintage Stock, Inc. (“Vintage Stock”) as long-term debt when it should have been classified as short-term debt, (ii) characterized deposits (advance payments) on the purchase of Marquis carpet manufacturing equipment and the related cash flow presentation (operating versus investing), (iii) accounted for the down round provisions contained in certain convertible notes and related warrants we issued in 2012, 2013 and 2014, which warrants were subsequently amended to remove such provisions in December 2014, (iv) classified certain amounts relating to shares of our Series E Preferred Stock, (v) classified certain prepaid expenses and other current assets as receivables, and (vi) classified the seller financing provided by the sellers of Vintage Stock as a cash flow activity in the statement of cash flows. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

2

INDEX TO FORM 10-Q/A FILING

FOR THE QUARTER ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2016	2016
	(Restated)
	(Unaudited)

Assets
Cash and cash equivalents	$1,586,753	$770,895
Trade receivables, net	7,586,739	7,602,764
Inventories, net	32,448,126	11,053,085
Prepaid expenses and other current assets	4,694,790	5,792,018
Total current assets	46,316,408	25,218,762

Property and equipment, net	20,094,350	14,014,501
Deposits and other assets	75,330	19,765
Deferred taxes	11,756,447	12,524,582
Intangible assets, net	3,029,371	1,689,790
Goodwill	39,066,061	–
Total assets	$120,337,967	$53,467,400

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$9,024,776	$5,402,654
Accrued liabilities	6,789,818	6,396,772
Income taxes payable	–	–
Current portion of long-term debt	20,505,143	2,011,880
Total current liabilities	36,319,737	13,811,306

Long-term debt, net of current portion	53,008,381	13,460,282
Note payable, related party	2,000,000	2,000,000
Total Liabilities	91,328,118	29,271,588

Commitment and contingencies	–	–

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at December 31, 2016 and 0 shares issued and outstanding at September 30, 2016	214	–
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at December 31, 2016 and September 30, 2016, liquidation preference $38,352	128	128
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,085,998 shares issued and 2,055,876 shares outstanding at December 31, 2016; 2,819,327 shares issued and 2,789,205 shares outstanding at September 30, 2016	2,086	2,819
Paid in capital	62,954,933	59,568,471
Treasury stock (30,122 shares)	(300,027)	(300,027)
Accumulated deficit	(33,647,485)	(35,075,579)
Total equity	29,009,849	24,195,812
Total liabilities and equity	$120,337,967	$53,467,400

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

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
	(Restated)
OPERATING ACTIVITIES:
Net income	$1,428,573	$300,342
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	935,047	545,832
Amortization of debt issuance cost	40,136	4,954
Stock based compensation expense	1,443	91,227
Non-cash issuance of common stock for services	–	7,500
Provision for uncollectible accounts	66	3,353
Reserve for obsolete inventory	83,613	32,097
Change in deferred taxes	768,135	–
Changes in assets and liabilities:
Accounts receivable	129,459	1,327,208
Prepaid expenses and other current assets	140,826	356,751
Inventories	(1,318,562)	182,270
Deposits and other assets	(55,565)	55
Accounts payable	(221,388)	632,708
Accrued liabilities	1,246,047	(697,589)
Income tax payable	–	(52,020)

Net cash provided by operating activities	3,177,830	2,734,688

INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired and seller financing provided	(47,310,900)	–
Purchases of property and equipment	(3,052,298)	(94,439)

Net cash used in investing activities	(50,363,198)	(94,439)

FINANCING ACTIVITIES:
Net borrowings under revolver loans	14,056,099	540,354
Payments of debt issuance costs	(1,155,000)	–
Payment for the purchase of the noncontrolling interest	–	(1,500,000)
Proceeds from issuance of notes payable	35,889,321	–
Payments on notes payable	(789,194)	(238,836)
Payments on notes payable, related party	–	(845,566)
Net cash provided by (used in) financing activities	48,001,226	(2,044,048)

INCREASE IN CASH AND CASH EQUIVALENTS	815,858	596,201

CASH AND CASH EQUIVALENTS, beginning of period	770,895	2,727,818

CASH AND CASH EQUIVALENTS, end of period	$1,586,753	$3,324,019

Supplemental cash flow disclosures:
Interest paid	$790,580	$345,483
Income taxes paid	$–	$466,000
Noncash financing and investing activities:
Notes payable issued to sellers of Vintage Stock	$10,000,000	–
Restated equipment deposit as a purchase of equipment in fiscal 2016	$(1,816,555)	$–
Conversion of accrued expense liabilities into common stock	$3,384,500	$–
Accrued and unpaid dividends	$479	$480
Note payable issued for purchase of noncontrolling interest	$–	$500,000

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

In-Store product revenue is recognized when the following revenue recognition criteria are met: the sales price is fixed or determinable, collection is reasonably assured, and the customer takes possession of the merchandise. Revenue from the sales or our products is recognized at the time of sale, net of sales discounts and net of an estimated sales return reserve, based on historical return rates.

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

Note 3: Reclassifications and Restatements

Our previously issued consolidated financial statements for quarter ended December 31, 2016 and September 30, 2016 have been reclassified and restated.

Classification of Marquis and Vintage Stock lines of credit with both a subjective acceleration clause and lock box arrangement were not properly classified as current liabilities according to ASC 470. The Company determined that $14,278,689 of long-term debt should have been classified as a current liability in the condensed consolidated balance sheet.

Characterization of deposits (advance payments) on the purchase of Marquis carpet manufacturing equipment and the related cash flow presentation (operating vs. investing) in the statement of cash flows was an error and not presented correctly. The Company determined that cash from operations was overstated and cash used in investing were overstated by $1,816,855 in the condensed consolidated statement of cash flows.

Conversion features on convertible notes and related warrants issued in 2012, 2013 and 2014 required bifurcation and derivative liability accounting due to the down round protection features included within the agreements in accordance with ASC 815. On December 22, 2014, the Company executed an amendment to remove the down round provisions for the convertible notes and warrants. As a result of these errors, the Company determined that accumulated deficit and additional paid-in capital were understated by $6,238,516 of the condensed consolidated balance sheet.

We reclassified $10,738 from Series E Preferred Stock to additional paid in capital.

Other receivables of $764,763 have been reclassified to prepaid expenses and other current assets.

Seller financing provided by the Sellers of Vintage Stock was corrected to be a non-cash source of financing.

	Fiscal Quarter Ended December 31, 2016
	As
	Previously
	Reported	Change	(Restated)

Consolidated balance sheet as of December 31, 2016
Trade receivables, net	$8,351,502	$(764,763)	$7,586,739
Prepaid expenses and other current assets	3,930,027	764,763	4,694,790
Total assets	120,337,967	–	120,337,967

Current portion of long- term debt	6,226,454	14,278,689	20,505,143
Long-term debt, net of current portion	67,287,070	(14,278,689)	53,008,381
Total liabilities	91,328,118	–	91,328,118

Paid in capital	56,705,679	6,249,254	62,954,933
Accumulated deficit	(27,408,969)	(6,238,516)	(33,647,485)
Series E convertible preferred stock	10,866	(10,738)	128
Total shareholders' equity	29,009,849	–	29,009,849

Consolidated statement of cash flows for the three months ended December 31, 2016
Change in accounts receivable	96,733	32,726	129,459
Change in prepaid expenses and other current liabilities	1,990,407	(1,849,581)	140,826
Net cash provided by operations	4,994,685	(1,816,855)	3,177,830

Acquisition of business, net of cash acquired	(57,310,900)	10,000,000	(47,310,900)
Purchases of property and equipment	(4,869,153)	1,816,855	(3,052,298)
Net cash used in investing activities	(62,180,053)	11,816,855	(50,363,198)

Proceeds from issuance of notes payable	45,889,321	(10,000,000)	35,889,321
Net cash provided by financing activities	58,001,226	(10,000,000)	48,001,226

Note 4:          Balance Sheet Detail Information

Balance Sheet information is as follows:

	December 31,	September 30,
	2016	2016
	(Restated)
Trade receivables, current, net:
Accounts receivable, current	$8,403,667	$8,419,626
Less: Reserve for doubtful accounts	(816,928)	(816,862)
	$7,586,739	$7,602,764
Trade receivables, long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Reserve for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total trade receivables, net:
Gross trade and other receivables	$8,748,239	$8,764,198
Less: Reserve for doubtful accounts	(1,161,500)	(1,161,434)
	$7,586,739	$7,602,764

Components of reserve for doubtful accounts are as follows:

Reserve for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,617
Reserve for customer refunds	1,230	1,230
Reserve for other trade receivables	96,653	96,587
	$1,161,500	$1,161,434

Inventory
Raw materials	$6,314,767	$6,664,286
Work in progress	932,267	773,238
Finished goods, includes merchandise	27,783,437	4,721,371
	35,030,471	12,158,895
Less: Inventory reserves	(2,582,345)	(1,105,810)
	$32,448,126	$11,053,085

Property and equipment, net:
Land and improvements	$–	$0
Building and improvements	6,780,959	6,780,959
Transportation equipment	77,419	77,419
Machinery and equipment	14,788,368	10,211,565
Furnishings and fixtures	1,817,153	192,701
Office, computer equipment and other	965,903	216,793
	24,429,802	17,479,437
Less: Accumulated depreciation	(4,335,452)	(3,464,936)
	$20,094,350	$14,014,501

Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$18,957
Website and software related intangibles	1,401,078	–
Customer Relationships intangible	439,039	439,039
Purchased software	1,500,000	1,500,000
	3,359,074	1,957,996
Less: Accumulated amortization	(329,703)	(268,206)
	$3,029,371	$1,689,790

Accrued liabilities:
Accrued payroll and bonuses	$756,539	$685,410
Accrued software costs	–	584,500
Accrued fee due Kingston Diversified Holdings LLC	–	2,800,000
Accrued expenses - other	6,033,279	2,326,862
	$6,789,818	$6,396,772

Note 5:          Acquisition

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

Note 6:          Goodwill and other Intangibles

The Company’s intangible assets consist of goodwill, customer relationships intangible, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 5 years, customer relationships – 15 years. Goodwill is not amortized, but is evaluated for impairment on at least an annual basis.

The following summarizes estimated future amortization expense related to intangible assets that have net balances as of December 31, 2016:

2017	$711,596
2018	710,581
2019	710,581
2020	243,555
2021	243,555
Thereafter	409,503
$3,029,371

Note 7:          Long Term Debt

Bank of America Revolver Loan

On July 6, 2015, Marquis entered into a $15 million credit agreement with Bank of America (“BofA Revolver”). The Bank of America Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis assets. Availability under the Bank of America Revolver is subject to a monthly borrowing base calculation.

Payment obligations under the BofA Revolver include monthly payments of interest and all outstanding principal and accrued interest thereon due in July 2020, which is when the BofA Revolver loan agreement terminates. The BofA Revolver is recorded as a current liability due to a lockbox requirement, and a subjective acceleration clause as part of the agreement.

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

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares or any shares into which they may be converted or from which they may be exchanged. As a result of this agreement, the Company recorded $2,800,000 as an outstanding accrued liability as of September 30, 2016. As of December 31, 2016, and September 30, 2016, the Company had no borrowings on the Kingston line of credit. On December 29, 2016 the Company issued 55,888 shares of Series B Convertible Preferred shares in settlement of the outstanding accrued liability due Kingston of $2,800,000.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction which provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC which provided:

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

We are currently in compliance with all covenants under our existing revolving and other loan agreements.

Long Term Debt as of December 31, 2016 and September 30, 2016 consisted of the following:

	December 31,	September 30,
	2016	2016
	(Restated)
Bank of America Revolver Loan - variable interest rate based upon a base rate plus a margin, interest payable monthly, maturity date July 2020, secured by substantially all Marquis assets	$2,791,005	$222,590
Texas Capital Bank Revolver Loan - variable interest rate based upon the one-month LIBOR rate plus a margin, interest payable monthly, maturity date November 2020, secured by substantially all Vintage Stock assets	11,487,684	–
Note Payable Capitala Term Loan - variable interest rate based upon a base rate plus a margin, 3% per annum interest payable in kind, with the balance of interest payable monthly in cash, principal due quarterly in the amount of $725,000, maturity date November 2021, note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	29,427,451	–
Note Payable to the Sellers of Vintage Stock, interest at 8% per annum, with interest payable monthly, maturity date May 2022, note subordinate to both Texas Capital Bank Revolver and Capitala Term Loan, secured by Vintage Stock Assets	10,000,000	–
Note #1 Payable to Banc of America Leasing & Capital LLC - interest at 3.8905% per annum, with interest and principal payable monthly in the amount of $84,273 for 59 months, beginning September 23, 2016, with a final payment due in the amount of $584,273, maturity date September 2021, secured by equipment	4,726,422	4,931,937
Note #2 Payable to Banc of America Leasing & Capital LLC - interest at 4.63% per annum, with interest and principal payable monthly in the amount of $34,768 for 59 months, beginning January 30, 2017, with a final payment due in the amount of $476,729, maturity date January 2022, secured by equipment	2,209,807	–
Note Payable to Banc of America Leasing & Capital LLC - variable interest rate, based upon a base rate plus a margin, interest payable monthly, note is funded but not executed as of December 31, 2016	3,679,514	–
Note Payable to Store Capital Acquisitions, LLC, - interest at 9.25% per annum, with interest and principal payable monthly in the amount of $73,970 for 480 months, beginning July 1, 2016, maturity date of June 2056, secured by Marquis land and buildings	9,346,102	9,351,796
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 2.25%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	193,134	198,569
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 1.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	249,765	249,765
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	206,529	206,529
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500,000	500,000
Note payable to individual, interest at 8.25% per annum, payable on a 120 day written demand notice, unsecured	225,000	225,000
Total debt	75,042,413	15,886,186
Less unamortized debt issuance costs	(1,528,889)	(414,024)
Net amount	73,513,524	15,472,162
Less current portion	(20,505,143)	(2,011,880)
Long-term portion	$53,008,381	$13,460,282

Future maturities of debt at December 31, 2016 are as follows which does not include related party debt separately stated:

2017	$20,505,143
2018	4,932,015
2019	5,015,359
2020	5,102,205
2021	20,287,931
Thereafter	19,199,760
$75,042,413

Note 8:          Note Payable, Related Party

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

Note 9:          Stockholders’ Equity

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

Series E Convertible Preferred Stock

As of December 31, 2016, there were 127,840 shares of series E convertible preferred stock issued and outstanding. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into shares of our common stock on a one-to-one basis together with payment of $85.50 per converted share.

Series E Convertible Preferred Stock Dividends

During the three months ended December 31, 2016 and December 31, 2015, the Company accrued dividends of $479 and $479, respectively, payable to holders of Series E preferred stock. As of December 31, 2016, and September 30, 2016 unpaid dividends were $479 and $959, respectively.

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

Note 10:          Series B Convertible Preferred Stock Warrants

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

Most of the above warrants were issued in connection with the conversion of convertible notes from Isaac Capital Group. When the debts were converted, and warrants were issued; the Company determined the fair value of the warrants using the Black-Scholes-Merton model and took a charge to interest expense at the date of issuance.

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

Note 11:          Stock-Based Compensation

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

Note 12:          Earnings Per Share

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

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended December 31,
	2016	2015
Basic

Net income attributed to Live Ventures Incorporated	$1,428,573	$176,148
Less: preferred stock dividends	(479)	(480)
Net income applicable to common stock	$1,428,094	$175,668

Weighted average common shares outstanding	1,999,983	2,817,516

Basic earnings per share	$0.71	$0.06

Diluted

Net income applicable to common stock	$1,428,094	$175,668
Add: preferred stock dividends	479	480
Net income applicable for diluted earnings per share	$1,428,573	$176,148

Weighted average common shares outstanding	1,999,983	2,817,516
Add: Options	44,355	21,557
Add: Common Stock Warrants	–	342,868
Add: Series B Preferred Stock	1,071,200	–
Add: Series B Preferred Stock Warrants	590,145	–
Add: Series E Preferred Stock	127,840	127,840
Assumed weighted average common shares outstanding	3,833,523	3,309,782

Diluted earnings per share	$0.37	$0.05

Note 13:          Related Party Transactions

During the three months ended December 31, 2016 and December 31, 2015, the Company recognized total interest expense of $62,500 and $196,973, respectively, associated with the ICG notes.

The two outstanding Cathay Bank notes are guaranteed by Tony Isaac, a director of the company.

Also see Notes 7, 8 and 9.

Note 14:          Commitments and Contingencies

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

Note 15:          Income Taxes

The income tax rate for the three months ended December 31, 2016 and December 31, 2015 was 37.1% and 57.9% respectively. The effective income tax rate differs than the U.S. federal statuary rate primarily due to state taxes, goodwill impairment, and certain non-deductible expenses. As of December 31, 2016 and December 31, 2015, the Company had no uncertain tax positions. The Company is subject to taxation and files income tax returns in the U.S., and various state jurisdictions. The Company is subject to audit for U.S. purposes for the current and prior three years, and for state purposes the current and prior four years. The Company has net operating loss carry-forwards of approximately $26.7M for U.S. income tax purposes, these net operating loss carryforwards are subject to IRC Section 382 limitations and begin to expire in 2027.

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

Note 18:          Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2016, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q/A , as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

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

Cash Flows

During the three months ended December 31, 2016, cash provided by operations was $3,177,830, compared to $2,734,688 during the three months ended December 31, 2015. The increase in cash provided by operations of $443,142 as compared to the prior period; was primarily due to an increase in net income of $1,128,231, an increase in non-cash expenses of $375,342, an increase in the change to deferred income taxes of $768,135 and a decrease in cash provided by operations for working capital purposes of $1,828,566. The increase in net income was primarily attributable to our Vintage Stock acquisition effective November 3, 2016. The increase in non-cash expenses was primarily due to an increase in depreciation expense of $389,215 from new equipment put into service at Marquis and new depreciation as a result of the Vintage acquisition.

Some of the significant changes in cash provided by or used by operations for working capital purposes, as compared to the prior year period include:

•	Cash provided by accounts receivable decreased by $1,197,749 due to a slower collection rate.

•	Cash used to increase inventory of $1,500,832 was primarily the result of stocking and opening eight new stores for Vintage.

•	Cash provided by the increase in accrued liabilities of $1,943,636 was primarily the result of an increase in accrued interest payable of $469,719, an increase in sales tax payable of $411,547, an increase in unfunded checks in process to vendors of $1,347,265 and an increase in other accrued expenses of $198,045; partially offset by a decrease in accrued property taxes of $217,580, and a decrease in accrued salaries and wages payable of $265,360.

Cash used in investing activities was $50,363,198 and $94,439 for the three months ended December 31, 2016 and the three months ended December 31, 2016, respectively. The $50,268,759 increase in cash used in investing activities, as compared to the prior period, is primarily attributable to the acquisition of Vintage Stock for $47,310,900 net of cash acquired and seller financing provided, and the purchase and placement into service of new equipment of $2,957,859, primarily for Marquis.

Cash provided by financing activities was $48,001,226 and used by financing activities of $2,044,048 for the three months ended December 31, 2016 and the three months ended December 31, 2015, respectively. The $50,045,274 increase in cash provided, as compared to the prior period, was attributable to increased borrowings on our two revolver loans of $13,515,745, $11,492,658 of which was used to help acquire Vintage Stock; proceeds from the Capitala Term Loan of $30,000,000, of which was used to help acquire Vintage Stock; proceeds from Banc of America Leasing & Capital LLC in the amount of $5,889,321 for equipment financing at Marquis; partially offset by an increase in debt issuance costs of $1,155,000, an increase in payments of notes payable of $550,358, reduction in payment of non-controlling interests of $1,500,000 and reduction in payment of related party notes payable of $845,566.

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

In November 2016, we acquired Vintage Stock, Inc. We are currently in the process of integrating Vintage Stock, Inc. into our assessment of our internal control over financial reporting. Vintage Stock, Inc. represents a significant portion of our operations on a consolidated basis and we expect this integration effort to have a significant effect on our internal control over financial reporting. Vintage Stock, Inc. represented 48.1% of our consolidated assets as of December 31, 2016 and 45.6% of our consolidated net revenues and 47.1% of consolidated pre-tax net income for the fiscal quarter ended December 31, 2016.

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

Item 1A.          Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

As of September 15, 2016, the Company was obligated to issue and certificate 58,334 shares of the Company’s common stock to Norvalk S.A.S for software licensed to the Company. The common shares were issued to Norvalk S.A.S on December 28, 2016.

As of September 15, 2016, the Company was obligated to issue and certificate 55,888 shares of the Company’s Convertible Series B Preferred shares to Kingston Diversified Holdings LLC pursuant to agreement. The series B convertible preferred shares were issued to Kingston on December 29, 2016.

ITEM 3.           Defaults Upon Senior Securities

None.

ITEM 4.           Mine Safety Disclosures

None.

ITEM 5.           Other Information

None.

ITEM 6. EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description
10.1	Share Exchange Agreement dated December 27, 2016 [filed as Exhibit No. 10.1 to the Company's Form 10-Q for the quarter ended December 31, 2016 (File No. 001-33937) and incorporated herein by reference]
10.2	Banc of America Leasing & Capital LLC Equipment Security Note number 002 dated December 30, 2016 [filed as Exhibit No. 10.2 to the Company's Form 10-Q for the quarter ended December 31, 2016 (File No. 001-33937) and incorporated herein by reference]
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Section 1350 Certification of the Principal Executive Officer
32.2 *	Section 1350 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

________________________

*        Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: February 14, 2018	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2018	/s/ Virland A Johnson
Chief Financial Officer
(Principal Financial Officer)

