Form 10-Q/A
period 2017-03-31
LIVE VENTURES Inc
filed 2018-02-14
CIK 1045742

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of March 31, 2017 was 2,058,064

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 as originally filed with the Securities and Exchange Commission on May 11, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii)  Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatement described below.

Our previously issued consolidated financial statements for the quarterly period ended March 31, 2017 has been reclassified and restated. As described in more detail in Note 3 to our consolidated financial statements, we have determined that our previously reported results for the quarter ended March 31, 2017 erroneously (i) classified certain debt of our subsidiaries Marquis Industries, Inc. (“Marquis”) and Vintage Stock, Inc. (“Vintage Stock”) as long-term debt when it should have been classified as short-term debt, (ii) characterized deposits (advance payments) on the purchase of Marquis carpet manufacturing equipment and the related cash flow presentation (operating versus investing), (iii) accounted for the down round provisions contained in certain convertible notes and related warrants we issued in 2012, 2013 and 2014, which warrants were subsequently amended to remove such provisions in December 2014, (iv) classified certain amounts relating to shares of our Series E Preferred Stock, and (v) classified certain prepaid expenses and other current assets as receivables. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

i

INDEX TO FORM 10-Q/A FILING

FOR THE QUARTER ENDED MARCH 31, 2017

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2017	2016
	(Restated)
	(Unaudited)

Assets
Cash and cash equivalents	$752,449	$770,895
Trade receivables, net	8,697,684	7,602,764
Inventories, net	33,653,031	11,053,085
Prepaid expenses and other current assets	4,203,206	5,792,018
Total current assets	47,306,370	25,218,762

Property and equipment, net	21,498,366	14,014,501
Deposits and other assets	77,520	19,765
Deferred taxes	10,655,287	12,524,582
Intangible assets, net	2,865,025	1,689,790
Goodwill	39,066,061	–
Total assets	$121,468,629	$53,467,400

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$8,095,639	$5,402,654
Accrued liabilities	5,169,659	6,396,772
Income taxes payable	433,519	–
Current portion of long-term debt	21,210,899	2,011,880
Total current liabilities	34,909,716	13,811,306

Long-term debt, net of current portion	53,640,801	13,460,282
Note payable, related party	2,000,000	2,000,000
Total liabilities	90,550,517	29,271,588

Commitment and contingencies

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at March 31, 2017 and at September 30, 2016	214	–
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at March 31, 2017 and at September 30, 2016, with a liquidation preference $38,352	128	128
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,088,186 shares issued and 2,058,064 shares outstanding at March 31, 2017; 2,819,327 shares issued and 2,789,205 shares outstanding at September 30, 2016	2,088	2,819
Paid in capital	63,023,008	59,568,471
Treasury stock (30,122 shares)	(300,027)	(300,027)
Accumulated deficit	(31,807,299)	(35,075,579)
Total equity	30,918,112	24,195,812
Total liabilities and equity	$121,468,629	$53,467,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

,	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenues	$38,536,425	$19,839,923	$70,725,089	$39,944,357
Cost of revenues	22,061,055	14,233,724	41,604,487	27,928,283
Gross profit	16,475,370	5,606,199	29,120,602	12,016,074
Operating expenses:
General and administrative expenses	9,149,865	2,158,398	16,208,539	4,524,271
Sales and marketing expenses	2,054,648	2,249,323	3,962,138	5,246,073
Total operating expenses	11,204,513	4,407,721	20,170,677	9,770,344

Operating income	5,270,857	1,198,478	8,949,925	2,245,730

Other (expense) income:
Interest expense, net	(2,035,053)	(334,986)	(3,484,529)	(680,469)
Other income	143,272	355,016	185,162	367,569
Total other (expense) income, net	(1,891,781)	20,030	(3,299,367)	(312,900)
Income before provision for income taxes	3,379,076	1,218,508	5,650,558	1,932,830
Provision for income taxes
Current tax expense:
Federal	238,274	–	268,705	353,691
State	198,977	–	243,320	60,289
Total Current tax expense	437,251	–	512,025	413,980
Deferred tax expense:
Federal	891,181	–	1,598,673	–
State	209,978	–	270,621	–
Total Deferred tax expense	1,101,159	–	1,869,294	–
Total provision for income taxes	1,538,410	–	2,381,319	413,980
Net income	1,840,666	1,218,508	3,269,239	1,518,850
Net income attributed to noncontrolling interest	–	–	–	124,194
Net income attributed to Live Ventures, Incorporated	1,840,666	1,218,508	$3,269,239	$1,394,656

Earnings per share:
Basic	0.89	0.43	$1.61	$0.49
Diluted	0.47	0.37	$0.84	$0.42
Weighted average common shares outstanding:
Basic	2,058,064	2,815,951	2,029,023	2,816,734
Diluted	3,917,228	3,265,638	3,874,666	3,289,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2017	2016
	(Restated)
OPERATING ACTIVITIES:
Net income	$3,269,239	$1,518,850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,023,245	1,061,018
Amortization of debt issuance cost	98,647	–
Stock based compensation expense	69,520	174,885
Non-cash interest expense associated with convertible debt and warrants	–	9,352
Non-cash issuance of common stock for services	–	15,000
Change in reserve for uncollectible accounts	38,432	(2,326)
Change in reserve for obsolete inventory	155,266	(68,250)
Change in contingent liability	–	(316,000)
Change in deferred income taxes	1,869,295	–
Changes in assets and liabilities:
Accounts receivable	(1,019,852)	(1,142,274)
Prepaid expenses and other current assets	632,410	416,905
Inventories	(2,595,120)	948,847
Deposits and other assets	(57,755)	5,593
Accounts payable	(1,150,525)	1,493,616
Accrued liabilities	(373,633)	(324,522)
Income taxes payable	433,519	(376,000)

Net cash provided by operating activities	3,392,688	3,414,694

INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired, and seller financing provided	(47,310,900)	–
Purchase of intangible assets - Software	(96,659)	–
Purchases of property and equipment	(5,283,507)	(123,204)

Net cash used in investing activities	(52,691,066)	(123,204)

FINANCING ACTIVITIES:
Net borrowings under revolver loans	15,155,743	806,304
Payments of debt issuance costs	(1,155,000)	–
Payment for the purchase of the noncontrolling interest	–	(2,000,000)
Proceeds from issuance of notes payable	36,984,434	–
Payment of Series E preferred stock dividends	(959)	(959)
Purchase of treasury stock	–	(80,292)
Payments on notes payable	(1,704,286)	(477,672)
Payments on notes payable, related party	–	(845,566)
Net cash provided by (used in) financing activities	49,279,932	(2,598,185)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,446)	693,305

CASH AND CASH EQUIVALENTS, beginning of period	770,895	2,727,818

CASH AND CASH EQUIVALENTS, end of period	$752,449	$3,421,123

Supplemental cash flow disclosures:
Interest paid	$2,547,563	$680,469
Income taxes paid	$–	$790,000

Noncash financing and investing activities:
Notes payable issued to sellers of Vintage Stock	$10,000,000	$–
Conversion of accrued expense liabilities into common stock	$3,384,500	$–
Accrued and unpaid dividends	$959	$959
Note payable issued for purchase of noncontrolling interest	$–	$500,000
Restated equipment deposit as a purchase of equipment in fiscal year 2016	$(1,816,855)	$–

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

The Company’s intangible assets consist of goodwill, customer relationships intangible, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 15 years. Goodwill is not amortized, but rather evaluated for impairment on at least an annual basis. Intangible amortization expense is $159,581 and $115,866 for the three months and six months ending March 31, 2017.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. A valuation allowance would be provided for those deferred tax assets for which if it is more-likely-than-not that the related benefit will not be realized. The Company classifies tax-related penalties and interest as a component of income tax expense for financial statement presentation. As of March 31, 2017, there are no uncertain tax positions for federal or state income tax purposes. The Company is not under audit in any jurisdiction. The Company’s policy is to record uncertain tax positions as a component of income tax expense.

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

Note 3: Reclassifications and Restatements

Our previously issued consolidated financial statements for quarter and six months ended March 31, 2017 and September 30, 2016 have been reclassified and restated.

Classification of Marquis and Vintage Stock lines of credit with both a subjective acceleration clause and lock box arrangement were not properly classified as current liabilities according to ASC 470. The Company determined that $15,378,332 of long-term debt should have been classified as a current liability in the condensed consolidated balance sheet.

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

Other receivables of $802,871 have been reclassified to prepaid expenses and other current assets.

	Fiscal Quarter and Six Months Ended March 31, 2017
	As
	Previously
	Reported	Change	(Restated)

Consolidated balance sheet as of March 31, 2017
Trade receivables, net	$9,500,555	$(802,871)	$8,697,684
Prepaid expenses and other current assets	3,400,335	802,871	4,203,206
Total assets	121,468,629		121,468,629

Current portion of long- term debt	5,832,567	15,378,332	21,210,899
Long-term debt, net of current portion	69,019,133	(15,378,332)	53,640,801
Total liabilities	90,550,517		90,550,517

Paid in capital	56,773,754	6,249,254	63,023,008
Accumulated deficit	(25,568,783)	(6,238,516)	(31,807,299)
Series E convertible preferred stock	10,866	(10,738)	128
Total shareholders' equity	30,918,112	–	30,918,112

Consolidated statement of cash flows for the six months ended March 31, 2017
Change in accounts receivable	(1,090,686)	70,834	(1,019,852)
Change in prepaid expenses and other current liabilities	2,520,099	(1,887,689)	632,410
Net cash provided by operations	5,209,543	(1,816,855)	3,392,688

Purchases of property and equipment	(7,100,362)	1,816,855	(5,283,507)
Net cash used in investing activities	(54,507,921)	1,816,855	(52,691,066)

Note 4: Balance Sheet Detail Information

	March 31,	September 30,
	2017	2016
	(Restated)
Trade receivables, current, net:
Accounts receivable, current	$9,552,980	$8,419,626
Less: Reserve for doubtful accounts	(855,296)	(816,862)
	$8,697,684	$7,602,764
Trade receivables, long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Reserve for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total trade receivables, net:
Gross trade and other receivables	$9,897,552	$8,764,198
Less: Reserve for doubtful accounts	(1,199,868)	(1,161,434)
	$8,697,684	$7,602,764
Components of reserve for doubtful accounts are as follows:

Reserve for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,617
Reserve for customer refunds	1,073	1,230
Reserve for other trade receivables	135,178	96,587
	$1,199,868	$1,161,434
Inventory
Raw materials	$7,048,743	$6,664,286
Work in progress	602,353	773,238
Finished goods, includes merchandise	28,655,923	4,721,371
	36,307,019	12,158,895
Less: Inventory reserves	(2,653,988)	(1,105,810)
	$33,653,031	$11,053,085
Property and equipment, net:
Land and improvements	$–	$–
Building and improvements	7,535,395	6,780,959
Transportation equipment	77,419	77,419
Machinery and equipment	16,902,361	10,211,565
Furnishings and fixtures	1,936,723	192,701
Office, computer equipment and other	212,147	216,793
	26,664,045	17,479,437
Less: Accumulated depreciation	(5,165,679)	(3,464,936)
	$21,498,366	$14,014,501
Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$18,957
Website and software related intangibles	1,497,737	–
Customer Relationships intangible	439,039	439,039
Purchased software	1,500,000	1,500,000
	3,455,733	1,957,996
Less: Accumulated amortization	(590,708)	(268,206)
	$2,865,025	$1,689,790
Accrued liabilities:
Accrued payroll and bonuses	$867,575	$685,410
Accrued software costs	–	584,500
Accrued fee due Kingston Diversified Holdings LLC	–	2,800,000
Accrued expenses - other	4,302,084	2,326,862
	$5,169,659	$6,396,772

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

In connection with the purchase of Vintage, there were no additional one-time expenses incurred during the last three months ended March 31, 2017. However, we incurred bank fees of $15,000, appraisal fees of $20,497, legal fees of $192,339 and consulting fees of $119,774 – for a total of $347,610 in one-time expenses; all of which was recorded as general and administrative expense during the first three months ended December 31, 2016. The Company issued $10,000,000 in subordinated acquisition notes payable to the sellers of Vintage Stock as more fully described in Note 7.

The operating results of VSAH and Vintage Stock have been included in our unaudited condensed consolidated financial statements beginning on November 3, 2016 and are reported in our Retail and Online segment.

Note 6: Goodwill and other Intangibles

The Company’s intangible assets consist of goodwill, customer relationships intangible, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 5 years, customer relationships – 15 years. Goodwill is not amortized, but rather evaluated for impairment on at least an annual basis.

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

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares or any shares into which they may be converted or from which they may be exchanged. As a result of this agreement, the Company recorded $2,800,000 as an outstanding accrued liability as of September 30, 2016. As of March 31, 2017, and September 30, 2016, the Company had no borrowings on the Kingston line of credit. On December 29, 2016 the Company issued 55,888 shares of Series B Convertible Preferred shares in settlement of the outstanding accrued liability due Kingston of $2,800,000.

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

Payment obligations under the TCB Revolver include monthly payments of interest and all outstanding principal and accrued interest thereon due in November 2020, which is when the TCB Revolver loan agreement terminates. The TCB Revolver has been classified as a current liability due to a lockbox requirement and a subjective acceleration clause as part of the agreement.

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

We are currently in compliance with all covenants under our existing revolving and other loan agreements.

Long-Term Debt as of March 31, 2017 and September 30, 2016 consisted of the following:

	March 31,	September 30,
	2017	2016
	(Restated)

Bank of America Revolver Loan - variable interest rate based upon a base rate plus a margin, interest payable monthly, maturity date July 2020, secured by substantially all Marquis assets	$2,707,694	$222,590

Texas Capital Bank Revolver Loan - variable interest rate based upon the one-month LIBOR rate plus a margin, interest payable monthly, maturity date November 2020, secured by substantially all Vintage Stock assets	12,670,638	–

Note Payable Capitala Term Loan - variable interest rate based upon a base rate plus a margin, 3% per annum interest payable in kind, with the balance of interest payable monthly in cash, principal due quarterly in the amount of $725,000, maturity date November 2021, note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	28,923,526	–

Note Payable to the Sellers of Vintage Stock, interest at 8% per annum, with interest payable monthly, maturity date May 2022, note subordinate to both Texas Capital Bank Revolver and Capitala Term Loan, secured by Vintage Stock Assets	10,000,000	–

Note #1 Payable to Banc of America Leasing & Capital LLC - interest at 3.8905% per annum, with interest and principal payable monthly in the amount of $84,273 for 59 months, beginning September 23,2016, with a final payment due in the amount of $584,273, maturity date September 2021, secured by equipment	4,518,901	4,931,937

Note #2 Payable to Banc of America Leasing & Capital LLC - interest at 4.63% per annum, with interest and principal payable monthly in the amount of $34,768 for 59 months, beginning January 30, 2017, with a final payment due in the amount of $476,729, maturity date January 2022, secured by equipment	2,130,778	–

Note #3 Payable to Banc of America Leasing & Capital LLC - interest at 4.7985% per annum with interest and principal payable monthly in the amount of $51,658 for 84 months, beginning January 30, 2017, secured by equipment.	3,568,236	–

Note #4 Payable to Banc of America Leasing & Capital LLC - interest at 4.8907% per annum, with interest and principal payable monthly in the amount of $15,901 for 81 months, beginning April 30, 2017, secured by equipment.	1,095,113	–

Note Payable to Store Capital Acquisitions, LLC, - interest at 9.25% per annum, with interest and principal payable monthly in the amount of $73,970 for 480 months, beginning July 1, 2016, maturity date of June 2056, secured by Marquis land and buildings	9,340,275	9,351,796

Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 2.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	185,622	198,569

Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 1.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	249,766	249,766

Note payable to individual, interest at 11% per annum,payable on a 90 day written notice, unsecured	206,529	206,529

Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500,000	500,000

Note payable to individual, interest at 8.25% per annum, payable on a 120 day written demand notice, unsecured	225,000	225,000

Total notes payable	76,322,078	15,886,187
Less unamortized debt issuance costs	(1,470,378)	(414,025)
Net amount	74,851,700	15,472,162
Less current portion	(21,210,899)	(2,011,880)
Long-term portion	$53,640,801	$13,460,282

Future maturities of debt at March 31, 2017 are as follows which does not include related party debt separately stated:

Years ending March 31,
2018	$21,444,943
2019	4,780,675
2020	4,865,404
2021	4,951,952
2022	19,732,283
Thereafter	20,546,821
Total	$76,322,078

Note 8: Note Payable, Related Party

In connection with the purchase of Marquis by the Company, Marquis entered into a mezzanine loan in the amount of up to $7,000,000 with Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the Chief Executive Officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021. As of March 31, 2017, and September 30, 2016, there was $2,000,000 outstanding on this mezzanine loan.

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

Series E Convertible Preferred Stock

As of March 31,, 2017, there were 127,840 shares of series E convertible preferred stock issued and outstanding. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into shares of our common stock on a one-to-one basis together with payment of $85.50 per converted share.

Series E Convertible Preferred Stock Dividends

During the six months ended March 31, 2017 and March 31, 2016, the Company accrued dividends of $959 and $959, respectively, payable to holders of Series E preferred stock. As of March 31, 2017, and September 30, 2016 unpaid dividends were $959 and $959, respectively.

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

Note 13: Related Party Transactions

During the six months ended March 31, 2017 and March 31, 2016, the Company recognized total interest expense of $126,388 and $371,230, respectively, associated with the ICG notes. The two outstanding Cathay Bank notes are guaranteed by Tony Isaac, a director of the company.

Also see Notes 8, 9 and 10.

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

Note 15: Income Taxes

The income tax rate for the six months ended March 31, 2017 and March 31, 2016 was 42.1% and 21.4% respectively. The effective income tax rate differs than the U.S. federal statuary rate primarily due to state taxes, goodwill impairment, and certain non-deductible expenses. As of March 31, 2017, and March 31, 2016 the Company had no uncertain tax positions. The Company is subject to taxation and files income tax returns in the U.S., and various state jurisdictions. The Company is subject to audit for U.S. purposes for the current and prior three years; and for state purposes the current and prior four years. The Company has net operating loss carry-forwards of approximately $24.6M for U.S. income tax purposes, these net operating loss carryforwards are subject to IRC Section 382 limitations and begin to expire in 2027.

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

Services Segment

Telco

Telco Billing Inc. (“Telco”) provides legacy services primarily under our InstantProfile® line of directory listing services. We no longer accept new customers under our legacy service offerings.

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

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
Statement of Income Data:
Revenue	$38,536,425	100.0%	$19,839,923	100.0%
Cost of Revenue	22,061,055	57.2%	14,233,724	71.7%
Gross Profit	16,475,370	42.8%	5,606,199	28.3%
General and Administrative Expense	9,149,865	23.7%	2,158,398	10.9%
Selling & Marketing Expense	2,054,648	5.3%	2,249,323	11.3%
Operating Income	5,270,857	13.7%	1,198,478	6.0%
Interest (Expense), Net	(2,035,053)	-5.3%	(334,986)	-1.7%
Other Income	143,272	0.4%	355,016	1.8%
Net Income before Income taxes	3,379,076	8.8%	1,218,508	6.1%
Provision for Income Taxes	1,538,410	4.0%	–	0.0%
Net Income before Noncontrolling Interest	1,840,666	4.8%	1,218,508	6.1%
Net Income attributed to Noncontrolling Interest	–	0.0%	–	0.0%
Net Income attributed to Live Ventures	$1,840,666	4.8%	$1,218,508	6.1%

	Six Months Ended		Six Months Ended
	March 31, 2017		March 31, 2016
Statement of Income Data:
Revenue	$70,725,089	100.0%	$39,944,357	100.0%
Cost of Revenue	41,604,487	58.8%	27,928,283	69.9%
Gross Profit	29,120,602	41.2%	12,016,074	30.1%
General and Administrative Expense	16,208,539	22.9%	4,524,271	11.3%
Selling & Marketing Expense	3,962,138	5.6%	5,246,073	13.1%
Operating Income	8,949,925	12.7%	2,245,730	5.6%
Interest (Expense), Net	(3,484,529)	-4.9%	(680,469)	-1.7%
Other Income	185,162	0.3%	367,569	0.9%
Net Income before Income taxes	5,650,558	8.0%	1,932,830	4.8%
Provision for Income Taxes	2,381,319	3.4%	413,980	1.0%
Net Income before Noncontrolling Interest	3,269,239	4.6%	1,518,850	3.8%
Net Income attributed to Noncontrolling Interest	–	0.0%	124,194	0.3%
Net Income attributed to Live Ventures	$3,269,239	4.6%	$1,394,656	3.5%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Used Movies, Music, Games and Other	$11,295,891	29.3%	$–
New Movies, Music, Games and Other	8,333,393	21.6%	–
Rentals, Concessions and Other	320,618	0.8%	–
Kitchen and Home Products	25,631	0.1%	1,135,110	5.7%
Carpets	13,726,027	35.6%	14,246,801	71.8%
Hard Surface Products	3,277,930	8.5%	2,956,863	14.9%
Synthetic Turf Products	1,339,735	3.5%	1,244,430	6.3%
Directory Services	217,200	0.6%	256,719	1.3%
Total Revenue	$38,536,425	100.0%	$19,839,923	100.0%

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$8,696,689	77.0%	$–
New Movies, Music, Games and Other	2,197,935	26.4%	–
Rentals, Concessions and Other	188,630	58.8%	–
New Kitchen and Home Products	1,400	5.5%	255,204	22.5%
Carpets	3,386,745	24.7%	3,571,465	25.1%
Hard Surface Products	882,248	26.9%	753,298	25.5%
Synthetic Turf Products	917,089	68.5%	781,030	62.8%
Directory Services	204,634	94.2%	245,202	95.5%
Total Gross Profit	$16,475,370	42.8%	$5,606,199	28.3%

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

	Six Months Ended		Six Months Ended
	March 31, 2017		March 31, 2016
	Net	Percent	Net	Percent
	Revenue	of Total	Revenue	of Total
Revenue
Used Movies, Music, Games and Other	$19,093,309	27.0%	$–
New Movies, Music, Games and Other	15,041,319	21.3%	–
Rentals, Concessions and Other	497,651	0.7%	–
Kitchen and Home Products	119,977	0.2%	4,776,752	12.0%
Carpets	26,562,577	37.6%	27,367,153	68.5%
Hard Surface Products	6,468,533	9.1%	5,068,618	12.7%
Synthetic Turf Products	2,500,116	3.5%	2,202,353	5.5%
Directory Services	441,607	0.6%	529,481	1.3%
Total Revenue	$70,725,089	100.0%	$39,944,357	100.0%

	Six Months Ended		Six Months Ended
	March 31, 2017		March 31, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$14,812,644	77.6%	$–
New Movies, Music, Games and Other	4,006,873	26.6%	–
Rentals, Concessions and Other	289,665	58.2%	–
New Kitchen and Home Products	43,080	35.9%	1,850,459	38.7%
Carpets	6,132,352	23.1%	6,949,318	25.4%
Hard Surface Products	1,759,617	27.2%	1,291,908	25.5%
Synthetic Turf Products	1,657,406	66.3%	1,418,241	64.4%
Directory Services	418,965	94.9%	506,148	95.6%
Total Gross Profit	$29,120,602	41.2%	$12,016,074	30.1%

Revenue

Revenue increased $30,780,732, or 77.1% for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016.

The increase in revenue was primarily attributable to the following:

Revenue from our new acquisition Vintage Stock for the short period of November 3, 2016 through March 31, 2017–Used Movies, Music, Games and Other $19,093,309 or 27.0% of total revenue, New Movies, Music, Games and Other $15,041,319 or 21.3% of total revenue, Rentals, Concessions and Other $497,651 or 0.7% of total revenue

Revenue increased in the following categories as compared to the prior year period:

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

Interest Expense, net

Interest expense net increased $2,804,060 or 412.1%, for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016 primarily due to the new financing related to the acquisition of Vintage Stock as more fully discussed in Notes 5 and 7 of these unaudited condensed consolidated financial statements.

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

Cash Flows

During the six months ended March 31, 2017, cash provided by operations was $3,392,688, compared to $3,414,694 during the six months ended March 31, 2016. The decrease in cash provided by operations of $22,006 as compared to the prior period; was primarily due to an increase in net income of $1,750,389, an increase in non-cash expenses of $1,511,431, an increase in the change to deferred income taxes of $1,869,295 and a decrease in cash provided by operations for working capital purposes of $5,153,121. The increase in net income was primarily attributable to our Vintage Stock acquisition effective November 3, 2017.

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

Cash used in investing activities was $52,691,066 and $123,204 for the six months ended March 31, 2017 and the six months ended March 31, 2016, respectively. The $52,567,862 increase in cash used in investing activities, as compared to the prior period, is primarily attributable to the acquisition of Vintage Stock for $47,310,900 of consideration given, net of cash acquired, and seller financing provided, the purchase and placement into service of new equipment of $5,160,303, primarily for Marquis, and the purchase of intangible assets – software of $96,659.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over our existing financial reporting (with the exception of the Vintage Stock, Inc. acquisition as described below and elsewhere in this 10-Q report) during our most recently completed three month and six month periods ended March 31, 2017, that have materially affected, or is reasonably likely, to materially affect our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description
10.1	Amendment 5, Bank of America lending agreement [filed as Exhibit No. 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2017 (File No. 0-33937) and incorporated herein by reference]
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Section 1350 Certification of the Principal Executive Officer
32.2*	Section 1350 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

