Form 10-Q/A
period 2017-06-30
LIVE VENTURES Inc
filed 2018-02-14
CIK 1045742

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 as originally filed with the Securities and Exchange Commission on August 10, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii)  Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatement described below.

Our previously issued consolidated financial statements for the quarterly period ended June 30, 2017 has been reclassified and restated. As described in more detail in Note 3 to our consolidated financial statements, we have determined that our previously reported results for the quarter ended June 30, 2017 erroneously (i) classified certain debt of our subsidiaries Marquis Industries, Inc. (“Marquis”) and Vintage Stock, Inc. (“Vintage Stock”) as long-term debt when it should have been classified as short-term debt, (ii) characterized deposits (advance payments) on the purchase of Marquis carpet manufacturing equipment and the related cash flow presentation (operating versus investing), (iii) accounted for the down round provisions contained in certain convertible notes and related warrants we issued in 2012, 2013 and 2014, which warrants were subsequently amended to remove such provisions in December 2014, (iv) classified certain amounts relating to shares of our Series E Preferred Stock, and (v) classified certain prepaid expenses and other current assets as receivables. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these errors.

i

INDEX TO FORM 10-Q/A FILING

FOR THE QUARTER ENDED JUNE 30, 2017

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2017	2016
	(Restated)
	(Unaudited)

Assets
Cash and cash equivalents	$4,275,052	$770,895
Trade receivables, net	10,664,818	7,602,764
Inventories, net	33,746,102	11,053,085
Prepaid expenses and other current assets	4,527,243	5,792,018
Total current assets	53,213,215	25,218,762

Property and equipment, net	21,081,840	14,014,501
Deposits and other assets	77,520	19,765
Deferred taxes	9,504,029	12,524,582
Intangible assets, net	2,779,351	1,689,790
Goodwill	39,066,061	–
Total assets	$125,722,016	$53,467,400

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$9,741,460	$5,402,654
Accrued liabilities	5,093,972	6,396,772
Income taxes payable	318,144	–
Current portion of long-term debt	23,222,636	2,011,880
Total current liabilities	38,376,212	13,811,306

Long-term debt, net of current portion	52,729,003	13,460,282
Note payable, related party	2,000,000	2,000,000
Total liabilities	93,105,215	29,271,588

Commitment and contingencies

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at June 30, 2017 and no shares issued and outstanding at September 30, 2016	214	–
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and outstanding at June 30, 2017 and at September 30, 2016, with a liquidation preference $38,352	128	128
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,088,186 shares issued and 2,010,413 shares outstanding at June 30, 2017; 2,819,327 shares issued and 2,789,205 shares outstanding at September 30, 2016	2,088	2,819
Paid in capital	63,090,499	59,568,471
Treasury stock (77,773 shares)	(796,393)	(300,027)
Accumulated deficit	(29,679,735)	(35,075,579)
Total stockholders' equity	32,616,801	24,195,812
Total liabilities and stockholders' equity	$125,722,016	$53,467,400

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

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2017	2016
	(Restated)
OPERATING ACTIVITIES:
Net income	$5,397,282	$14,887,047
Adjustments to reconcile net income to net cash provided by (used in) operating activities, net of acquisition:
Depreciation and amortization	3,112,786	1,623,013
Amortization of debt issuance cost	157,158	–
Stock based compensation expense	137,011	254,710
Loss on disposal of property and equipment	55,703	71,614
Non-cash interest expense associated with convertible debt and warrants	–	4,749
Non-cash issuance of common stock for services	–	22,500
Change in reserve for uncollectible accounts	(39,865)	30,073
Change in reserve for obsolete inventory	(771,971)	703,532
Change in contingent liability	–	(316,000)
Change in deferred income taxes	3,020,553	(12,254,278)
Changes in assets and liabilities:
Accounts receivable	(2,908,689)	(426,744)
Prepaid expenses and other current assets	308,373	55,849
Inventories	(1,760,954)	1,868,343
Deposits and other assets	(57,755)	16,325
Accounts payable	495,296	556,916
Accrued liabilities	(449,799)	333,874
Income taxes payable	318,144	(376,000)

Net cash provided by operating activities	7,013,273	7,055,523

INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired and seller financing provided	(47,310,900)	–
Purchase of intangible assets - Software	(124,230)	–
Proceeds from the sale of property and equipment	37,920	653,857
Purchases of property and equipment	(5,936,900)	(3,343,937)

Net cash used in investing activities	(53,334,110)	(2,690,080)

FINANCING ACTIVITIES:
Net borrowings under revolver loans	17,152,852	(2,485,546)
Payments of debt issuance costs	(1,155,000)	(415,757)
Payment for the purchase of the noncontrolling interest	–	(2,000,000)
Proceeds from issuance of notes payable	36,984,434	10,050,521
Payment of series E preferred stock dividends	(959)	(959)
Purchase of treasury stock	(496,366)	(202,005)
Payments on notes payable	(2,659,967)	(4,400,114)
Payments on notes payable, related party	–	(4,505,979)

Net cash provided by (used in) financing activities	49,824,994	(3,959,839)

INCREASE IN CASH AND CASH EQUIVALENTS	3,504,157	405,604

CASH AND CASH EQUIVALENTS, beginning of period	770,895	2,727,818

CASH AND CASH EQUIVALENTS, end of period	$4,275,052	$3,133,422

Supplemental cash flow disclosures:
Interest paid	$4,340,486	$842,202
Income taxes paid	$103,704	$466,000
Noncash financing and investing activities:
Notes payable issued to sellers of Vintage Stock	$10,000,000	$–
Conversion of accrued expense liabilities into common stock	$584,500	$–
Conversion of accrued expense liability to Series B preferred stock	$2,800,000
Accrued and unpaid dividends	$479	$480
Note payable issued for purchase of noncontrolling interest	$–	$500,000
Restated equipment deposit as a purchase of equipment in fiscal year 2016	$(1,816,855)	$–

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

Our previously issued consolidated financial statements for quarter and nine months ended June 30, 2017 and September 30, 2016 have been reclassified and restated.

Classification of Marquis and Vintage Stock lines of credit with both a subjective acceleration clause and lock box arrangement were not properly classified as current liabilities according to ASC 470. The Company determined that $17,375,442 of long-term debt should have been classified as a current liability in the condensed consolidated balance sheet.

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

Other receivables of $711,668 have been reclassified to prepaid expenses and other current assets.

	Fiscal Quarter and Nine Months Ended June 30, 2017
	As
	Previously
	Reported	Change	(Restated)

Consolidated balance sheet as of June 30, 2017
Trade receivables, net	$11,376,486	$(711,668)	$10,664,818
Prepaid expenses and other current assets	3,815,575	711,668	4,527,243
Total assets	125,722,016		125,722,016

Current portion of long- term debt	5,847,194	17,375,442	23,222,636
Long-term debt, net of current portion	70,104,445	(17,375,442)	52,729,003
Total liabilities	93,105,215		93,105,215

Paid in capital	56,841,245	6,249,254	63,090,499
Accumulated deficit	(23,441,219)	(6,238,516)	(29,679,735)
Series E convertible preferred stock	10,866	(10,738)	128
Total shareholders' equity	32,616,801	–	32,616,801

Consolidated statement of cash flows for the nine months ended June 30, 2017
Change in accounts receivable	(2,888,320)	(20,369)	(2,908,689)
Change in prepaid expenses and other current liabilities	2,104,859	(1,796,486)	308,373
Net cash provided by operations	8,830,128	(1,816,855)	7,013,273

Purchases of property and equipment	(7,753,755)	1,816,855	(5,936,900)
Net cash used in investing activities	(55,150,965)	1,816,855	(53,334,110)

Note 4:	Balance Sheet Detail Information

	June 30,	September 30,
	2017	2016
	(Restated)
Trade receivables, current, net:
Accounts receivable, current	$11,441,815	$8,419,626
Less: Reserve for doubtful accounts	(776,997)	(816,862)
	$10,664,818	$7,602,764
Trade receivables , long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Reserve for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total trade receivables, net:
Gross trade and other receivables	$11,786,387	$8,764,198
Less: Reserve for doubtful accounts	(1,121,569)	(1,161,434)
	$10,664,818	$7,602,764
Components of reserve for doubtful accounts are as follows:

Reserve for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,617
Reserve for customer refunds	1,042	1,230
Reserve for other trade receivables	56,910	96,587
	$1,121,569	$1,161,434
Inventory
Raw materials	$7,708,749	$6,664,286
Work in progress	796,707	773,238
Finished goods, includes merchandise	26,967,407	4,721,371
	35,472,863	12,158,895
Less: Inventory reserves	(1,726,761)	(1,105,810)
	$33,746,102	$11,053,085
Property and equipment, net:
Building and improvements	$7,515,236	$6,780,959
Transportation equipment	77,419	77,419
Machinery and equipment	17,317,941	10,211,565
Furnishings and fixtures	1,951,439	192,701
Office, computer equipment and other	214,807	216,793
	27,076,842	17,479,437
Less: Accumulated depreciation	(5,995,002)	(3,464,936)
	$21,081,840	$14,014,501
Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$18,957
Website and software related intangibles	1,525,308	–
Customer Relationships intangible	439,039	439,039
Purchased software	1,500,000	1,500,000
	3,483,304	1,957,996
Less: Accumulated amortization	(703,953)	(268,206)
	$2,779,351	$1,689,790
Accrued liabilities:
Accrued payroll and bonuses	$1,078,686	$922,299
Accrued software costs	–	584,500
Accrued fee due Kingston Diversified Holdings LLC	–	2,800,000
Accrued sales and property taxes	597,555	270,183
Deferred rent	440,684	4,092
Accrued gift card liability	289,520	–
Accrued interest payable	467,506	–
Accrued uncashed checks	815,338	–
Customer deposits	303,568	169,965
Accrued expenses - other	1,101,115	1,645,733
	$5,093,972	$6,396,772

Note 5:	Acquisition

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

We are currently in compliance with all covenants under our existing revolving and other loan agreements.

Long-term debt as of June 30, 2017 and September 30, 2016 consisted of the following:

	June 30,	September 30,
	2017	2016
	(Restated)
Bank of America Revolver Loan - variable interest rate based upon a base rate plus a margin, interest payable monthly, maturity date July 2020, secured by substantially all Marquis assets	$5,266,331	$222,590
Texas Capital Bank Revolver Loan - variable interest rate based upon the one-month LIBOR rate plus a margin, interest payable monthly, maturity date November 2020, secured by substantially all Vintage Stock assets	12,109,111	–
Note Payable Capitala Term Loan - variable interest rate based upon a base rate plus a margin, 3% per annum interest payable in kind, with the balance of interest payable monthly in cash, principal due quarterly in the amount of $725,000, maturity date November 2021, note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	28,415,651	–
Note Payable to the Sellers of Vintage Stock, interest at 8% per annum, with interest payable monthly, maturity date May 2022, note subordinate to both Texas Capital Bank Revolver and Capitala Term Loan, secured by Vintage Stock Assets	10,000,000	–
Note #1 Payable to Banc of America Leasing & Capital LLC - interest at 3.8905% per annum, with interest and principal payable monthly in the amount of $84,273 for 59 months, beginning September 23, 2016, with a final payment due in the amount of $584,273, maturity date September 2021, secured by equipment	4,309,354	4,931,937
Note #2 Payable to Banc of America Leasing & Capital LLC - interest at 4.63% per annum, with interest and principal payable monthly in the amount of $34,768 for 59 months, beginning January 30, 2017, with a final payment due in the amount of $476,729, maturity date January 2022, secured by equipment	2,050,830	–
Note #3 Payable to Banc of America Leasing & Capital LLC - interest at 4.7985% per annum with interest and principal payable monthly in the amount of $51,658 for 84 months, beginning January 30, 2017, secured by equipment.	3,455,617	–
Note #4 Payable to Banc of America Leasing & Capital LLC - interest at 4.8907% per annum, with interest and principal payable monthly in the amount of $15,901 for 81 months, beginning April 30, 2017, secured by equipment.	1,060,659	–
Note Payable to Store Capital Acquisitions, LLC, - interest at 9.25% per annum, with interest and principal payable monthly in the amount of $73,970 for 480 months, beginning July 1, 2016, maturity date of June 2056, secured by Marquis land and buildings	9,334,312	9,351,796
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 2.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	180,346	198,569
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 1.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	249,766	249,766
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	206,529	206,529
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500,000	500,000
Note payable to individual, interest at 8.25% per annum, payable on a 120 day written demand notice, unsecured	225,000	225,000
Total long-term debt	77,363,506	15,886,187
Less unamortized debt issuance costs	(1,411,867)	(414,025)
Net amount	75,951,639	15,472,162
Less current portion	(23,222,636)	(2,011,880)
Long-term portion	$52,729,003	$13,460,282

Future maturities of debt at June 30, 2017 are as follows which does not include related party debt separately stated:

Years ending June 30,
2018	$23,456,680
2019	4,801,499
2020	4,887,193
2021	4,976,861
2022	18,889,319
Thereafter	20,351,954
Total	$77,363,506

Note 8:	Note Payable, Related Party

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

Series E Convertible Preferred Stock

As of June 30, 2017, there were 127,840 shares of series E convertible preferred stock issued and outstanding. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into shares of our common stock on a one-to-one basis together with payment of $85.50 per converted share.

Series E Convertible Preferred Stock Dividends

During the nine months ended June 30, 2017 and June 30, 2016, the Company accrued dividends of $1,438 and $1,438, respectively, payable to holders of Series E preferred stock. As of June 30, 2017, and September 30, 2016 unpaid dividends were $479 and $959, respectively.

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

The Company recognized compensation expense of $43,028 and $163,482 for the three months ended June 30, 2017 and 2016, respectively. The Company recognized compensation expense of $137,011 and $254,710 during the nine months ended June 30, 2017 and 2016, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures.

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

Note 13:	Related Party Transactions

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2016 Form 10-K under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Interest Expense, net

Interest expense net increased $1,857,783 or 688.0%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to the new financing related to the acquisition of Vintage Stock as more fully discussed in Notes 5 and 7 of the unaudited condensed consolidated financial statements.

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

Interest Expense, net

Interest expense net increased $4,661,843 or 490.5%, for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016 primarily due to the new financing related to the acquisition of Vintage Stock as more fully discussed in Notes 5 and 7 of the unaudited condensed consolidated financial statements.

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

Cash Flows

During the nine months ended June 30, 2017, cash provided by operations was $7,013,273, compared to $7,055,523 during the nine months ended June 30, 2016. The decrease in cash provided by operations of $42,250 as compared to the prior period; was primarily due to an increase in the change to deferred income taxes of $15,274,831, an increase in non-cash expenses of $256,631; partially offset by a decrease in net income of $9,489,765 and a decrease in cash provided by operations for working capital purposes of $6,083,947. The decrease in net income was primarily attributable to the release of our deferred tax assets in 2016; partially offset by new net income provided by our Vintage Stock acquisition effective November 3, 2017.

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

Cash used to increase accounts receivable of $2,481,945 was primarily the result of increased sales at Marquis.

Cash provided by income taxes payable of $694,144 was the primary result of new accruals for current income taxes payable because of increased taxable income due to federal and state taxing authorities.

Cash used in investing activities was $53,334,110 and $2,690,080 for the nine months ended June 30, 2017 and the nine months ended June 30, 2016, respectively. The $50,644,030 increase in cash used in investing activities, as compared to the prior period, is primarily attributable to the acquisition of Vintage Stock for $47,310,900 of consideration given, net of cash acquired, and seller financing provided, and the purchase and placement into service of new equipment of $2,592,963, primarily for Marquis; a decrease in proceeds from the sales of property and equipment of $615,937, and the purchase of software $124,230.

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

Live Ventures Incorporated

Dated: February 14, 2018	By:	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2018		/s/ Virland A Johnson
Chief Financial Officer
(Principal Financial Officer)

