Form 10-Q
period 2017-12-31
LIVE VENTURES Inc
filed 2018-02-14
CIK 1045742

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of February 13, 2018 was 1,972,136

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED DECEMBER 31, 2017

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2017	2017
	(Unaudited)

Assets
Cash and cash equivalents	$1,783,041	$3,972,539
Trade receivables, net	7,884,255	10,636,925
Inventories	43,675,593	34,501,801
Prepaid expenses and other current assets	3,242,516	6,435,891
Total current assets	56,585,405	55,547,156

Property and equipment, net	27,479,364	22,817,860
Restricted cash	1,285,747	–
Deposits and other assets	275,734	77,520
Deferred taxes	5,589,369	9,000,010
Intangible assets, net	3,993,671	4,205,314
Goodwill	36,946,735	36,946,735
Total assets	$132,156,025	$128,594,595

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$6,607,702	$8,224,057
Accrued liabilities	15,314,194	8,986,734
Income taxes payable	350,545	351,689
Current portion of long-term debt	42,994,795	48,877,536
Total current liabilities	65,267,236	66,440,016

Long-term debt, net of current portion	29,601,254	26,570,271
Note payable, related party	2,000,000	2,000,000
Total liabilities	96,868,490	95,010,287

Commitments and contingencies

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized,
214,244 shares issued and outstanding at December 31, 2017 and September 30, 2017	214	214
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized,
127,840 shares issued and 77,840 shares outstanding at December 31, 2017
127,840 shares issued and outstanding at September 30, 2017,
with a liquidation preference of $0.30 per share outstanding	128	128
Common stock, $0.001 par value, 10,000,000 shares authorized,
2,088,186 shares issued and 1,972,136 shares outstanding at December 31, 2017;
2,088,186 shares issued and 1,991,879 shares outstanding at September 30, 2017	2,088	2,088
Paid in capital	63,236,534	63,157,178
Treasury stock common 116,050 shares as of December 31, 2017 and 96,307 shares as of September 30, 2017	(1,248,976)	(999,584)
Treasury stock series E preferred 50,000 shares as of December 31, 2017 and no shares as of September 30, 2017	(4,000)	–
Accumulated deficit	(26,698,453)	(28,575,716)
Total stockholders' equity	35,287,535	33,584,308
Total liabilities and stockholders' equity	$132,156,025	$128,594,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
	2017	2016

Revenues	$40,368,064	$32,188,664
Cost of revenues	23,972,174	19,543,432
Gross profit	16,395,890	12,645,232

Operating expenses:
General and administrative expenses	10,399,130	7,058,674
Sales and marketing expenses	2,075,972	1,907,490
Total operating expenses	12,475,102	8,966,164

Operating income	3,920,788	3,679,068
Other (expense) income:
Interest expense, net	(2,468,312)	(1,449,476)
Bargain purchase gain on acquisition	3,773,486	–
Other income	77,084	41,890
Total other (expense) income, net	1,382,258	(1,407,586)

Income before provision for income taxes	5,303,046	2,271,482
Provision for income taxes	3,425,491	842,909
Net income	$1,877,555	$1,428,573

Earnings per share:
Basic	$0.95	$0.71
Diluted	$0.50	$0.37

Weighted average common shares outstanding:
Basic	1,975,380	1,999,983
Diluted	3,749,041	3,833,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2017	2016

OPERATING ACTIVITIES:
Net income	$1,877,555	$1,428,573
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,395,905	935,047
(Gain) on bargain purchase of acquisition	(3,773,486)	–
(Gain) loss on disposal of property and equipment	(5,294)	–
Amortization of debt issuance cost	58,512	40,136
Stock based compensation expense	79,356	1,443
Change in reserve for uncollectible accounts	14,697	66
Change in reserve for obsolete inventory	18,176	83,613
Change in deferred income taxes	3,410,641	768,135
Changes in assets and liabilities:
Trade receivables	2,987,973	129,459
Inventories	(1,238,904)	(1,318,562)
Prepaid expenses and other current assets	3,262,722	140,826
Deposits and other assets	6,627	(55,565)
Accounts payable	(1,616,355)	(221,388)
Accrued liabilities	(172,832)	1,246,047
Income taxes payable	(1,144)	–

Net cash provided by operating activities	6,304,149	3,177,830

INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired and seller financing provided	–	(47,310,900)
Purchase of intangible assets - Software	(24,675)	–
Proceeds from the sale of property and equipment	17,998	–
Purchases of property and equipment	(5,323,308)	(3,052,298)

Net cash used in investing activities	(5,329,985)	(50,363,198)

FINANCING ACTIVITIES:
Net borrowings under revolver loans	(5,071,969)	14,056,099
Payments of debt issuance costs	–	(1,155,000)
Purchase of series E preferred treasury stock	(4,000)	–
Proceeds from issuance of notes payable	3,931,591	35,889,321
Purchase of common treasury stock	(249,392)	–
Payments on notes payable	(1,769,892)	(789,194)

Net cash provided by (used in) financing activities	(3,163,662)	48,001,226

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,189,498)	815,858

CASH AND CASH EQUIVALENTS, beginning of period	3,972,539	770,895

CASH AND CASH EQUIVALENTS, end of period	$1,783,041	$1,586,753

Supplemental cash flow disclosures:
Interest paid	$1,802,658	$790,580
Noncash financing and investing activities:
Notes payable issued to sellers of Vintage Stock	$–	$10,000,000
Due to sellers of ApplianceSmart, Inc.	$6,500,000	$–
Restated equipment deposit as a purchase of equipment in fiscal 2016	$–	$1,816,555
Conversion of accrued expense liabilities into common stock	$–	$3,384,500
Accrued and unpaid dividends	$292	$479

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

Note 1:       Background and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium sized business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The Company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments: Manufacturing, Retail and Online (our new name for the previously named Marketplace Platform segment) and Services. With Marquis Industries, Inc. (“Marquis”), the Company is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. With Vintage Stock, Inc. (“Vintage Stock”), the Company is engaged in the sale of new and used movies, music, collectibles, comics, books, games, game systems and components. With ApplianceSmart, Inc. (“ApplianceSmart”), the Company is engaged in the sale of new major appliances through a chain of company-owned retail stores.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three months ended December 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2018. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2017 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 18, 2018 (the “2017 10-K”).

On November 22, 2016, the Company’s board of directors authorized a one-for-six (1:6) reverse stock split and a contemporaneous one-for-six (1:6) reduction in the number of authorized shares of common stock from 60,000,000 to 10,000,000 shares, to take effect for stockholders of record as of December 5, 2016. No fractional shares were issued. All share, option and warrant related information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the decreased number of shares resulting in this action.

Note 2:       Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Live Ventures Incorporated and its wholly-owned subsidiaries. On July 6, 2015, the Company acquired 80% of Marquis Industries, Inc. and subsidiaries (“Marquis”). Effective November 30, 2015, the Company acquired the remaining 20% of Marquis. On November 3, 2016, the Company acquired 100% of Vintage Stock, Inc., a Missouri corporation (“Vintage Stock”), through its newly formed, wholly-owned subsidiary, Vintage Stock Affiliated Holdings LLC (“VSAH”). Effective December 30, 2017, the Company acquired 100% of ApplianceSmart Inc., a Minnesota corporation (“ApplianceSmart”), through its newly formed, wholly-owned subsidiary, ApplianceSmart Holdings LLC (“ASH”). All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made in connection with the consolidated financial statements include the estimate of dilution and fees associated with billings, the estimated reserve for doubtful current and long-term trade and other receivables, sales return allowance, the estimated reserve for excess and obsolete inventory, estimated fair value and forfeiture rates for stock-based compensation, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, current portion of long-term debt, valuation allowance against deferred tax assets and estimated useful lives for intangible assets and property and equipment.

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at December 31, 2017 and September 30, 2017 approximate fair value.

Cash and Restricted Cash

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Restricted cash consists of balances on deposit pledged as collateral. Fair value of cash equivalents and restricted cash approximates carrying value.

Trade Receivables

The Company grants trade credit to customers under credit terms that it believes are customary in the industry it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the balance receivable for credit approved accounts. The factor purchases the trade receivable(s) for the gross amount of the respective invoice(s), less factoring commissions, trade and cash discounts. The factor charges the Company a factoring commission for each trade account, which is between 0.75-1.00% of the gross amount of the invoice(s) factored on the date of the purchase, plus interest calculated at 3.25%-6% per annum. The minimum annual commission due the factor is $75,000 per contract year. The total amount of trade receivables factored was $8,741,531 and $8,280,697 for the three months ended December 31, 2017 and 2016, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At December 31, 2017 and September 30, 2017, the allowance for doubtful accounts was $1,105,920 and $1,091,223, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis (“FIFO”)) or market. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At December 31, 2017 and September 30, 2017, the reserve for obsolete inventory was $91,940.

Retail and Online Segment

Merchandise inventories are valued at the lower of cost or market using the average cost method which approximates FIFO. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units in inventory available for sale. Pre-owned products traded in by customers are recorded as merchandise inventory for the amount of cash consideration or store credit less any premiums given to the customer. Management reviews the merchandise inventory to make required adjustments to reflect potential obsolescence or the lower of cost or market. In valuing merchandise inventory, management considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Management’s ability to assess these factors is dependent upon forecasting customer demand and to provide a well-balanced merchandise assortment. Merchandise inventory valuation is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Merchandise inventory reserves as of December 31, 2017 and September 30, 2017 were $1,259,805 and $1,256,629, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to forty years, transportation equipment is five to ten years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years. Depreciation expense was $1,159,587 and $870,516 for the three months ended December 31, 2017 and 2016, respectively.

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

Goodwill

The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Under ASC 350, purchased goodwill is not amortized; rather, they are tested for impairment on at least an annual basis. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of the business acquired.

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

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years. Intangible amortization expense is $236,318 and $61,497 for the three months ended December 31, 2017 and 2016, respectively.

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

Retail and Online Segment

The Retail and Online Segment derives product revenue primarily from direct sales. Product revenue is recognized when the following revenue recognition criteria are met: there is persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Currently, all direct product revenue is recorded on a gross basis, as the Company is the primary obligor. Revenues are recorded net of taxes collected from customers.

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

Customer Liabilities

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws of $28,092 and $13,305 for the for the period of November 3, 2016 through December 31, 2016, and the three month period ended December 31, 2017, respectively, is recorded in other income in our consolidated financial statements. No amounts were recorded for breakage for any period prior to November 3, 2016.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Arkansas, California, Colorado, Georgia, Idaho, Illinois, Kansas, Missouri, Nevada, New Mexico, New York, Oklahoma, Texas, and Utah. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of December 31, 2017. At times, balances may exceed federally insured limits.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income or stockholders’ equity.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Boad (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-04, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers. The standard addresses the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The ASU clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements.

Subsequently, the FASB has issued the following standards related to ASU 2014-09 and ASU No. 2016-08: ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”); and, ASU 2017-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). The Company must adopt ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05 with ASU 2014-09 (collectively, the “new revenue standards”). The Company is in the early stages of assessing the provisions of the new standard. We are continuing to evaluate the impact of the transition methods on our financial statements.

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

ASU 2016-15, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-15 clarifies whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. ASU 2016-15 takes effect in 2018 for public companies. If an entity elects early adoption, it must adopt all of the amendments in the same period.We are currently evaluating the impact that this standard will have on our consolidated financial statements.

ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated by public business entities applying the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. We have adopted this standard at the end of our fiscal 2017 year and it did not have a significant impact on our consolidated results of operations, financial condition and cash flows.

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

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivative and Hedging (Topic 815). The standard is intended to simplify the accounting for certain financial instruments with down round features. This ASU changes the classification analysis of particular equity-linked financial instruments (e.g. warrants, embedded conversion features) allowing the down round feature to be disregarded when determining whether the instrument is to be indexed to an entity’s own stock. Because of this, the inclusion of a down round feature by itself exempts an instrument from having to be remeasured at fair value each earnings period. The standard requires that entities recognize the effect of the down round feature on EPS when it is triggered (i.e., when the exercise price is adjusted downward due to the down round feature) equivalent to the change in the fair value of the instrument instantly before and after the strike price is modified. An adjustment to diluted EPS calculation may be required. The standard does not change the accounting for liability-classified instruments that occurred due to a different feature or term other than a down round feature. Additionally, entities must disclose the presence of down round features in financial instruments they issue, when the down round feature triggers a strike price adjustment, and the amount of the adjustment necessary. ASU 2017-11 is effective for all fiscal years beginning after December 15, 2018. The Company has decided to early adopt ASU 2017-11 and it did not have a significant impact on its consolidated results of operations, financial condition and cash flows.

Note 3:       Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For our Company, for three months ended December 31, 2017 and 2016, net income does not differ from comprehensive income.

Note 4:        Balance Sheet Detail Information

	December 31,	September 30,
	2017	2017
	(Unaudited)
Trade receivables, current, net:
Accounts receivable, current	$8,645,603	$11,383,576
Less: Reserve for doubtful accounts	(761,348)	(746,651)
	$7,884,255	$10,636,925
Trade receivables , long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Reserve for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total trade receivables, net:
Gross trade receivables	$8,990,175	$11,728,148
Less: Reserve for doubtful accounts	(1,105,920)	(1,091,223)
	$7,884,255	$10,636,925
Components of reserve for doubtful accounts are as follows:

Reserve for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,617
Reserve for customer refunds	881	978
Reserve for trade receivables	41,422	26,628
	$1,105,920	$1,091,223
Inventory
Raw materials	$8,052,609	$7,709,969
Work in progress	1,030,973	987,689
Finished goods	5,128,820	3,922,362
Merchandise	30,829,936	23,230,350
	45,042,338	35,850,370
Less: Inventory reserves	(1,366,745)	(1,348,569)
	$43,675,593	$34,501,801
Property and equipment, net:
Building and improvements	$9,122,625	$8,090,797
Transportation equipment	82,266	104,853
Machinery and equipment	22,082,982	17,402,064
Furnishings and fixtures	2,510,281	4,360,820
Office, computer equipment and other	2,189,406	224,822
	35,987,560	30,183,356
Less: Accumulated depreciation	(8,508,196)	(7,365,496)
	$27,479,364	$22,817,860
Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$18,957
Lease intangibles	1,033,412	1,033,412
Customer relationship intangibles	2,689,039	2,689,039
Purchased software	1,620,652	1,595,977
	5,362,060	5,337,385
Less: Accumulated amortization	(1,368,389)	(1,132,071)
	$3,993,671	$4,205,314
Accrued liabilities:
Accrued payroll and bonuses	$2,200,981	$2,602,695
Due to seller of ApplianceSmart, Inc.	6,500,000	–
Accrued sales and property taxes	1,031,985	824,206
Deferred rent	484,878	502,617
Accrued gift card liability	1,668,443	1,479,622
Accrued interest payable	547,405	464,184
Accrued bank overdraft	1,802,097	1,367,539
Customer deposits	197,967	182,052
Accrued expenses - other	880,438	1,563,819
	$15,314,194	$8,986,734

Note 5:        Acquisitions

Acquisition of Vintage Stock Inc.

On November 3, 2016 (the “Vintage Stock Closing Date”), the Company, through its newly formed, wholly-owned subsidiary, VSAH, entered into a series of agreements in connection with its purchase of Vintage Stock. Vintage Stock is a retailer that sells, buys and trades new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles.

Total consideration paid of $57,653,698 was paid through a combination of $8,000,000 of capital provided by the Company and debt financing provided by the TCB Revolver (as defined below) in the aggregate amount of approximately $12,000,000, mezzanine financing from the Capitala Term Loan (as defined below) of approximately $30 million, and the Company issued $10,000,000 in subordinated acquisition notes payable to the sellers of Vintage Stock, as more fully described in Note 8.

The following table below summarizes our final purchase price allocation of the consideration paid to the respective fair values of the assets acquired and liabilities assumed in the Vintage Stock acquisition as of the Vintage Stock Closing Date. The Company finalized its estimates after it determined that it had obtained all necessary information that existed as of the Vintage Stock Acquisition Date related to these matters.

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

Acquisition of ApplianceSmart Inc.

On December 30, 2017 (the “ApplianceSmart Closing Date”), the Company, through its newly formed, wholly-owned subsidiary, Appliancesmart Holdings LLC, entered into a series of agreements in connection with its purchase of Appliancesmart. Appliancesmart is a retailer engaged in the sale of new major appliances through a chain of company-owned retail stores.

Total consideration of $6,500,000 is to be paid to the seller of Appliancesmart by March 31, 2018.

The following table below summarizes our preliminary purchase price allocation of the consideration to be paid to the respective fair values of the assets acquired and liabilities assumed in the Appliancesmart acquisition as of the ApplianceSmart Closing Date.

Trade receivables	$250,000
Inventory	7,953,064
Prepaid expenses	69,347
Refundable deposits	204,841
Restricted cash	1,285,747
Property and equipment	510,487
Bargain gain on acquisition	(3,773,486)
$6,500,000

The preliminary purchase price allocation is subject to change. We will complete this analysis to determine the fair value of accounts receivable, inventory, prepaid expenses, property and equipment, intangibles, deposits, restricted cash and other assets and liabilities on the acquisition date. Once this analysis is complete, we will adjust, if necessary, the provisional amounts assigned to accounts receivable, inventory, prepaid expenses, property and equipment, intangibles, deposits, restricted cash and other assets and liabilities in the accounting period in which the analysis is completed.

The operating results of Appliancesmart are included in our unaudited condensed consolidate financial statements beginning on December 31, 2017 and are reported in our Retail and Online Segment.

Note 6:         Intangibles

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determined lives may be adjusted. Intangible amortization expense is $236,318 and $61,497 for the three months ended December 31, 2017 and 2016, respectively.

The following summarizes estimated future amortization expense related to intangible assets that have net balances as of December 31, 2017:

2018	$952,310
2019	949,533
2020	782,320
2021	579,433
2022	358,411
Thereafter	371,664
$3,993,671

Note 7:        Goodwill

Goodwill is not amortized, but rather is evaluated for impairment on July 1 annually or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants.

Note 8:        Long Term Debt

Bank of America Revolver Loan

On July 6, 2015, Marquis entered into a $15 million revolving credit agreement with Bank of America Corporation (“BofA Revolver”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the Bank of America Revolver is subject to a monthly borrowing base calculation.

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

As of February 22, 2017, Marquis’s ability to make prepayments against Marquis subordinated debt, including the related party loan with Isaac Capital Group and pay cash dividends is generally permitted if 1) excess availability under the BofA Revolver is more than $4 million, and has been for each of the 90 days preceding the requested distribution and 2) excess availability under the BofA Revolver is more than $4 million, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 2:1 or greater. Restrictions apply to our ability to make additional prepayments against Marquis subordinated debt and pay cash dividends if the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is less than 2:1 and excess availability under the BofA Revolver is less than $4 million at the time of payment or distribution. There is no restriction on dividends that can be taken by the Company so long as Marquis maintains $4 million of current availability at the time of the dividend or distribution. This translates to having no restriction on Net Income so long as the Company retains sufficient assets to establish $4 million of current availability and continues to meet the required fixed charge coverage ratio of 2:1 as stated above.

The BofA Revolver places certain restrictions and covenants on Marquis, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions, incurrence of additional indebtedness for Marquis to maintain a fixed charge coverage ratio of at least 1.05 to 1, tested as of the last day of each month for the twelve consecutive months ending on such day.

The BofA Revolver Loan bears interest at a variable rate based on a base rate plus a margin. The current base rate is the greater of (a) Bank of America prime rate, (b) the current federal funds rate plus 0.50%, or (c) 30-day LIBOR plus 1.00% plus the margin, which varies, depending on the fixed coverage ratio table below. Levels I – IV determine the interest rate to be charged Marquis which is based on the fixed charge coverage ratio achieved.

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

The BofA Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Marquis, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Marquis or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Marquis or certain of its subsidiaries. During the period of October 1, 2017 through December 31, 2017, Marquis cumulatively borrowed $22,263,030 and repaid $25,516,014 under the BofA Revolver. Our maximum borrowings outstanding during the same period were $6,280,675. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2017 through December 31, 2017 was 3.89%. As of December 31, 2017, total additional availability under the BofA Revolver was $11,619,176; with $1,597,831 outstanding, and outstanding standby letters of credit of $72,715.

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

Kingston Diversified Holdings LLC Agreement ($2 Million Line of Credit)

On December 21, 2016, the Company and Kingston Diversified Holdings LLC (“Kingston”) entered into an agreement (the “December 21 Agreement”) modifying its then existing agreement between the parties. The December 21 Agreement, effective September 15, 2016, memorializes an October 2015 interim agreement to extend the maturity date by twelve months for 55,888 shares of Series B Convertible Preferred Stock with a value on September 15, 2016 of $2,800,000, as a compromise between the parties in respect of certain of their respective rights and duties under the agreement. The December 21 Agreement also decreases the maximum principal amount of the Notes from $10,000,000 in principal amount to $2,000,000 in principal amount, and eliminates any and all actual, contingent, or other obligations of the Company to issue to Kingston any shares of the Company’s common stock, or to grant any rights, warrants, options, or other derivatives that are exercisable or convertible into shares of the Company’s common stock.

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares of Series B Preferred Stock or any shares into which they may be converted or from which they may be exchanged. As a result of the December 15 Agreement, the Company recorded $2,800,000 as an outstanding accrued liability as of September 30, 2016. As of December 31, 2017, and September 30, 2017, the Company had no borrowings on the Kingston line of credit. On December 29, 2016, the Company issued 55,888 shares of Series B Convertible Preferred Stock in settlement of the outstanding accrued liability due Kingston of $2,800,000.

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

Note #4 is $1,095,113, secured by equipment. The Equipment Loan #4 is due December 30, 2023, payable in 81 monthly payments of $15,901 beginning April 30, 2017, with final payment due December 30, 2023, interest at 4.8907% per annum.

Note #5 is $3,931,591, secured by equipment. The Equipment Loan #5 is due December 28, 2024, payable in 84 monthly payments of $54,943 beginning January 28, 2018, with the final payment due December 28, 2024, interest at 4.67% per annum.

Texas Capital Bank Revolver Loan

On November 3, 2016, Vintage Stock entered into a $20 million credit agreement (as amended on January 23, 2017 and as further amended on September 20, 2017) with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation.

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

The TCB Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Vintage Stock, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock. During the period of October 1, 2017 through December 31, 2017, Vintage Stock cumulatively borrowed $18,424,451 and repaid $20,243,439 under the TCB Revolver. Our maximum borrowings outstanding during the period of October 1, 2017 through December 31, 2017 were $16,077,015. Our weighted average interest rate on those outstanding borrowings for the period of November 3, 2016 through June 30, 2017 was 4.02731%. As of December 31, 2017, total additional availability under the TCB Revolver was $6,214,324, with $10,701,449 outstanding; and outstanding standby letters of credit of $0. In connection with the TCB Revolver, Vintage incurred $25,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the TCB Revolver.

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

The Term loans under the term loan agreement (collectively, the “Capitala Term Loan”) bear interest at the LIBO rate (as described below) or base rate, plus an applicable margin in each case. In their loan notice to the Term Loan Administrative Agent, the Term Loan Borrowers selected the LIBO rate for the initial term loans made under the term loan agreement on the Closing Date.

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

There are also various mandatory prepayment triggers under the term loan agreement, including in respect of excess cash flow, dispositions, equity and debt issuances, extraordinary receipts, equity contributions, change in control, and failure to obtain required landlord consents. Our weighted average interest rate on our Capitala Term Loan outstanding borrowings for the period of October 1, 2017 through December 31, 2017 was 16.78%. In connection with the Capitala Term Loan, Vintage Stock incurred $1,088,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Capitala Term Loan.

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

Loan Covenant Compliance

We were in compliance with all covenants under our existing revolving and other loan agreements as of September 30, 2017 due to waivers granted by both Texas Capital Bank for the TCB Revolver and Capitala for the Capitala Term Loan. We are not in compliance as of December 31, 2017 with the Capitala Term Loan total leverage ratio and do not anticipate that we will regain compliance with this covenant until sometime in fiscal year ended September 30, 2019 based upon our current operating forecast. We are seeking alternatives to resolve the out of compliance condition, including negotiating with Capitala and seeking alternative credit sources. Resolution of the out of compliance condition has not occurred as of February 14, 2018, the date of issuance of these financial statements. The Capitala Term Loan has been classified as a short-term obligation at December 31, 2017 as a result of this default.

Long-term debt as of December 31, 2017 and September 30, 2017 consisted of the following:

	December 31,	September 30,
	2017	2017
Bank of America Revolver Loan - variable interest rate based upon a base rate plus a margin, interest payable monthly, maturity date July 2020, secured by substantially all Marquis assets	$1,597,832	$4,850,815

Texas Capital Bank Revolver Loan - variable interest rate based upon the one-month LIBOR rate plus a margin, interest payable monthly, maturity date November 2020, secured by substantially all Vintage Stock assets	10,701,451	12,520,437

Note Payable Capitala Term Loan - variable interest rate based upon a base rate plus a margin, 3% per annum interest payable in kind, with the balance of interest payable monthly in cash, principal due quarterly in the amount of $725,000, maturity date November 2021, note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	27,417,505	28,310,505

Note Payable to the Sellers of Vintage Stock, interest at 8% per annum, with interest payable monthly, maturity date May 2022, note subordinate to both Texas Capital Bank Revolver and Capitala Term Loan, secured by Vintage Stock Assets	10,000,000	10,000,000

Note #1 Payable to Banc of America Leasing & Capital LLC - interest at 3.8905% per annum, with interest and principal payable monthly in the amount of $84,273 for 59 months, beginning September 23, 2016, with a final payment due in the amount of $584,273, maturity date September 2021, secured by equipment	3,884,108	4,097,764

Note #2 Payable to Banc of America Leasing & Capital LLC - interest at 4.63% per annum, with interest and principal payable monthly in the amount of $34,768 for 59 months, beginning January 30, 2017, with a final payment due in the amount of $476,729, maturity date January 2022, secured by equipment	1,888,137	1,969,954

Note #3 Payable to Banc of America Leasing & Capital LLC - interest at 4.7985% per annum with interest and principal payable monthly in the amount of $51,658 for 84 months, beginning January 30, 2017, secured by equipment.	3,226,294	3,341,642

Note #4 Payable to Banc of America Leasing & Capital LLC - interest at 4.8907% per annum, with interest and principal payable monthly in the amount of $15,901 for 81 months, beginning April 30, 2017, secured by equipment.	990,476	1,025,782

Note #5 Payable to Banc of America Leasing & Capital LLC - interest at 4.67% per annum, with interest and principal payable monthly in the amount of $54,943 for 84 months, beginning January 28, 2018, secured by equipment.	3,931,591	–

Note Payable to Store Capital Acquisitions, LLC, - interest at 9.25% per annum, with interest and principal payable monthly in the amount of $73,970 for 480 months, beginning July 1, 2016, maturity date of June 2056, secured by Marquis land and buildings	9,321,966	9,328,208

Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 2.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	–	174,757

Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 1.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	–	249,766

Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	206,529	206,529

Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500,000	500,000

Note payable to individual, interest at 8.25% per annum,payable on a 120 day written demand notice, unsecured	225,000	225,000

Total notes payable	73,890,889	76,801,159
Less unamortized debt issuance costs	(1,294,840)	(1,353,352)
Net amount	72,596,049	75,447,807
Less current portion	(42,994,795)	(48,877,536)
Long-term portion	$29,601,254	$26,570,271

Future maturities of debt at December 31, 2017 are as follows which does not include related party debt separately stated:

Years ending December 31,
2018	$42,994,795
2019	2,453,414
2020	2,565,333
2021	3,292,214
2022	11,376,961
Thereafter	11,208,172
Total	$73,890,889

Note 9:        Note Payable, Related Party

In connection with the purchase of Marquis by the Company, the Company entered into a mezzanine loan in the amount of up to $7,000,000 with Isaac Capital Fund (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. The ICF mezzanine loan bears interest at 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of December 31, 2017 and September 30, 2017, there was $2,000,000 outstanding on this mezzanine loan.

Note 10:       Stockholders’ Equity

Series B Convertible Preferred Stock

On December 27, 2016, the Company established a new series of preferred stock, Series B Convertible Preferred Stock. The shares, as a series, are entitled to dividends in an amount equal to $1.00 (in the aggregate for all then-issued and outstanding shares of Series B Convertible Preferred Stock). The series does not have any redemption rights or Stock basis, except as otherwise required by the Nevada Revised Statutes. The series does not provide for any specific allocation of seats on the Board of Directors. At any time and from time to time, the shares of Series B Convertible Preferred Stock are convertible into shares of common stock at a ratio of one share of Series B Preferred Stock into five shares of common stock, subject to equitable adjustment in the event of forward stock splits and reverse stock splits.

The holders of shares of the Series B Convertible Stock have agreed not to sell transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of such shares or any shares into which they may be converted (e.g., common stock) or for which they may be exchanged. This “lockup” agreement expires on December 31, 2021. Our Warrant Agreements with Isaac Capital Group (“ICG”) have been amended to provide that the shares underlying those warrants are exercisable into shares of Series B Convertible Preferred Stock, which warrant shares are also subject to the same “lockup” agreement as the currently outstanding shares of Series B Convertible Preferred Stock.

During the three months ended December 31, 2017, the Company did not issue any shares of Series B Convertible Preferred Stock.

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

158,356 shares of Series B Convertible Preferred Stock were issued to ICG on December 27, 2016 in exchange for 791,758 shares of our common stock at an exchange ratio of five shares of common stock for each share of Series B Convertible Preferred Stock.

Series E Convertible Preferred Stock

As of December 31, 2017, there were 127,840 shares of Series E Convertible Preferred Stock and 77,840 shares outstanding. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into shares of our common stock on a one-to-one basis together with payment of $85.50 per converted share. On November 18, 2017, the Company repurchased 50,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $4,000.

Series E Convertible Preferred Stock Dividends

During the three months ended December 31, 2017 and December 31, 2016, the Company accrued dividends of $292 and $479, respectively, payable to holders of Series E preferred stock. As of December 31, 2017 and September 30, 2017, unpaid dividends were $292 and $959, respectively.

Common Stock

On November 22, 2016, the Company’s board of directors authorized a one-for-six (1:6) reverse stock split and a contemporaneous one-for-six (1:6) reduction in the number of authorized shares of common stock from 60,000,000 to 10,000,000 shares, to take effect for stockholders of record as of December 5, 2016. No fractional shares were issued. All share, option and warrant related information presented in these financial statements and footnotes has been retroactively adjusted to reflect the decreased number of shares resulting in this action.

During the three months ended December 31, 2017, the Company did not issue any shares of common stock.

During the three months ended December 31, 2016, the Company issued:

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

Treasury Stock

For the year ended September 30, 2017, the Company purchased a total of 96,307 shares of its common stock in the open market (treasury shares) over a two-year period, for $999,584. For the three-month period ended December 31, 2017, the Company purchased 19,743 additional shares of its common stock in the open market (treasury shares) for $249,392. The Company accounted for the purchase of these treasury shares using the cost method.

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

Note 11:        Warrants

The Company issued several notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at December 31, 2017:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at December 31, 2017	118,029	$20.80	0.87	$6,974,953
Exercisable at December 31, 2017	118,029	$20.80	0.87	$6,974,953

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

Warrants for 10,914 and 12,383 shares of Series B Convertible Preferred Stock expired on September 10, 2017 and December 11, 2017, respectively. On January 16, 2018, the Company agreed to extend the expiration date on all warrants outstanding if not exercised prior to expiration date by an additional two years, including the September 10, 2017 and December 11, 2017 expired warrants. Warrants outstanding and exercisable as of December 31, 2017 and September 30, 2017 reflect the additional extension of time by two years for the 10,914 and 12,383 warrants previously expired.

The exercise price for the Series B Convertible Preferred Stock warrants outstanding and exercisable at December 31, 2017 is as follows:

Series B Convertible Preferred
Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Warrants	Price	Warrants	Price
54,396	$16.60	54,396	$16.60
17,857	16.80	17,857	16.80
12,383	24.30	12,383	24.30
33,393	28.50	33,393	28.50
118,029		118,029

Note 12:        Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock awards to directors, officers and employees. These awards are valued at the grant date by determining the fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The following table summarizes stock option activity for the three months ended December 31, 2017:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2017	211,668	$13.19	3.47	$454,417
Granted	20,000	32.24	10.00
Exercised	–
Forfeited	–
Outstanding at December 31, 2017	231,668	$14.84	4.04	$915,208
Exercisable at December 31, 2017	179,167	$8.68	2.15	$851,208

The Company recognized compensation expense of $79,356 and $1,436 during the three months ended December 31, 2017 and 2016, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures.

At December 31, 2017, the Company has $434,366 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as compensation expense through October of 2022.

The exercise price for stock options outstanding and exercisable outstanding at December 31, 2017 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
31,250	$5.00	31,250	$5.00
25,000	7.50	25,000	7.50
31,250	10.00	31,250	10.00
4,167	10.86	4,167	10.86
4,167	10.86
4,167	10.86
4,167	10.86
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
75,000	15.18	75,000	15.18
8,000	23.41
8,000	27.60
8,000	31.74
8,000	36.50
8,000	41.98
231,668		179,167

The following table summarizes information about the Company’s non-vested shares outstanding as of December 31, 2017:

		Weighted
		Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at September 30, 2017	36,668	$17.70
Granted	20,000	$10.14
Vested	(4,167)	$8.41
Non-vested at December 31, 2017	52,501	$13.89

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

Note 13:        Earnings Per Share

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

The following table presents the computation of basic and diluted net earnings per share:

	2017	2016
Basic

Net income	$1,877,555	$1,428,573
Less: preferred stock dividends	(292)	(479)
Net income applicable to common stock	$1,877,263	$1,428,094

Weighted average common shares outstanding	1,975,380	1,999,983

Basic earnings per share	$0.95	$0.71

Diluted

Net income applicable to common stock	$1,877,263	$1,428,094
Add: preferred stock dividends	292	479
Net income applicable for diluted earnings per share	$1,877,555	$1,428,573

Weighted average common shares outstanding	1,975,380	1,999,983
Add: Options	34,476	44,355
Add: Common Stock Warrants	–	–
Add: Series B Preferred Stock	1,071,200	1,071,200
Add: Series B Preferred Stock Warrants	590,145	590,145
Add: Series E Preferred Stock	77,840	127,840
Assumed weighted average common shares outstanding	3,749,041	3,833,523

Diluted earnings per share	$0.50	$0.37

There are 40,000 and 0 common stock options that are anti-dilutive that are not included in the three months ended December 31, 2017 and 2016, diluted earnings per share computations, respectively.

Note 14:        Related Party Transactions

In connection with the purchase of Marquis Industries, Inc., the Company entered into a mezzanine loan in the amount of up to $7,000,000 with ICF, a private lender whose managing member is Jon Isaac, the Chief Executive Officer of the Company. The ICF mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of December 31, 2017 and September 30, 2017, respectively, there was $2,000,000 outstanding on this mezzanine loan. During the three months ended December 31, 2017 and 2016, the Company recognized total interest expense of $63,889 and $63,889, respectively, associated with the ICF notes.

Customer Connexx LLC, a wholly-owned subsidiary of Appliance Recycling Centers of America, Inc. (“ARCA”), rents approximately 9,879 square feet of office space from the Company at its Las Vegas office which totals 11,100 square feet. ARCA paid the Company $45,388 in rent and other common area reimbursed expenses for the three months ended December 31, 2017. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, Chief Financial Officer of the Company are Chief Executive Officer and Board of Directors member and Chief Financial Officer of ARCA, respectively.

Warrants for 10,914 and 12,383 shares of Series B Convertible Preferred Stock expired on September 10, 2017 and December 11, 2017, respectively. On January 16, 2018, the Company agreed to extend the expiration date on all warrants outstanding if not exercised prior to expiration date by an additional two years, including the September 10, 2017 and December 11, 2017 expired warrants. Warrants outstanding and exercisable as of December 31, 2017 and September 30, 2017 reflect the additional extension of time by two years for the 10,914 and 12,383 warrants previously expired.

On December 30, 2017, ASH, a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”) with ARCA and ApplianceSmart, a subsidiary of ARCA.  Pursuant to the Agreement, the Purchaser purchased from ARCA all of the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6,500,000 (the “Purchase Price”). The shares of Stock were delivered into escrow and will be released to the Purchaser upon Purchaser’s receipt of third-party financing in an amount sufficient to fund the Purchase Price, and the subsequent delivery of such funds to certain third-party lenders of ARCA and ApplianceSmart, all of which the parties expect to occur prior to March 31, 2018.

In connection with the acquisition of Vintage Stock on November 3, 2016, Rodney Spriggs, President of Vintage Stock holds a 41.134752% interest in the $10,000,000 Seller Subordinated Acquisition Note payable by VSAH. The terms of payment are interest only, payable monthly on the 1st of each month, until maturity 5 years and 6 months from the date of the note – November 3, 2016. Interest paid to Mr. Spriggs for the three months ended December 31, 2017 and 2016, was $83,184 and $24,681, respectively. Interest unpaid and accrued as of December 31, 2017 and September 30, 2017 is $28,337 and $27,423, respectively.

Also see Note 5, 8, 9, 10 and 11.

Note 15:        Commitments and Contingencies

Litigation

The Company is involved in various claims and lawsuits arising in the normal course of business. These proceedings could result in fines, penalties, compensatory or treble dames or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of December 31, 2017, results of operations, cash flows or liquidity of the Company.

Note 16:        Income Taxes

The income tax rate for the three months ended December 31, 2017 and December 31, 2016 were 64.6% and 37.1%, respectively. The effective income tax rate differs from the U.S. federal statuary rate primarily due to state taxes, extraordinary gains, and certain non-deductible expenses. As of December 31, 2017, and December 31, 2016 the Company had no uncertain tax positions. The Company is subject to taxation and files income tax returns in the U.S., and various state jurisdictions. The Company is subject to audit for U.S. purposes for the current and prior three years; and for state purposes the current and prior four years. The Company has net operating loss carry-forwards of approximately $27.6 million for U.S. income tax purposes, these net operating loss carryforwards are subject to IRC Section 382 limitations and can be carried forward indefinitely.

During the first quarter, ended December 31, 2017, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 34% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective as of January 1, 2018, which requires the Company to use a blended rate for the annual period. As a result, the blended federal statutory rate for the year is 24.53%. In addition, we recognized a tax expense in our tax provision for the period related to adjusting our deferred tax balance to reflect the new corporate tax rate. As a result, income tax expense reported for the three months was adjusted to reflect the effects of the change in tax law and resulted in an increase in income tax expense of approximately $2.3 million for the three-month period ended December 31, 2017.

Note 17:        Segment Reporting

The Company operates in three segments which are characterized as: (1) Manufacturing, (2) Retail and Online, and (3) Services. The Manufacturing Segment consists of Marquis Industries, the Retail and Online segment consists of Vintage Stock, ApplianceSmart, Modern Everyday and LiveDeal.com, and the Services segment consists of the directory services business.

The following tables summarize segment information for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017	2016
	(Unaudited)
Revenues
Retail and Online	$21,293,471	$14,776,723
Manufacturing	18,878,535	17,187,534
Services	196,058	224,407
	$40,368,064	$32,188,664

Gross profit
Retail and Online	$11,455,802	$8,067,608
Manufacturing	4,752,568	4,363,293
Services	187,520	214,331
	$16,395,890	$12,645,232

Operating income
Retail and Online	$2,231,476	$1,743,967
Manufacturing	1,502,254	1,721,260
Services	187,058	213,841
	$3,920,788	$3,679,068

Depreciation and amortization
Retail and Online	$677,461	$228,431
Manufacturing	718,444	706,616
Services	–	–
	$1,395,905	$935,047

Interest expense, net
Retail and Online	$2,022,407	$1,079,306
Manufacturing	445,905	370,170
Services	–	–
	$2,468,312	$1,449,476

Net income before provision for income taxes
Retail and Online	$4,052,595	$851,110
Manufacturing	1,063,393	1,206,531
Services	187,058	213,841
	$5,303,046	$2,271,482

	As of	As of
	December 31,	September 30,
	2017	2017
Total assets
Retail and Online	$85,459,467	$81,703,371
Manufacturing	46,611,136	46,783,429
Services	85,422	107,795
	$132,156,025	$128,594,595

Intangible assets and goodwill
Retail and Online	$40,574,539	$40,778,865
Manufacturing	365,867	373,184
Services	–	–
	$40,940,406	$41,152,049

Cost of revenue
Retail and Online	$9,837,669	$6,709,115
Manufacturing	14,125,967	12,824,241
Services	8,538	10,076
	$23,972,174	$19,543,432

G&A
Retail and Online	$9,011,603	$6,063,363
Manufacturing	1,387,066	994,821
Services	461	490
	$10,399,130	$7,058,674

Sales and marketing
Retail and Online	$212,723	$260,278
Manufacturing	1,863,248	1,647,212
Services	1	–
	$2,075,972	$1,907,490

Other income
Retail and Online	$3,843,526	$186,449
Manufacturing	7,044	(144,559)
Services	–	–
	$3,850,570	$41,890

Note 18:        Subsequent Events

None.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2017, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our 2017 Form 10-K.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2017 Form 10-K under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Retail and Online Segment

Our Retail and Online Segment is composed of Vintage Stock Affiliated Holdings LLC and wholly-owned subsidiaries (“Vintage”), Appliancesmart Holdings LLC and its wholly-owned subsidiary (“Appliancesmart”), Modern Everyday, Inc. (“MEI”) and LiveDeal Inc. (“LiveDeal”).

Vintage Stock

On November 3, 2016, Live Ventures through its wholly-owned subsidiary Vintage Stock Holdings LLC acquired 100% of Vintage Stock (collectively “Vintage Stock”). Vintage Stock is an award-winning specialty entertainment retailer with 58 storefronts across the Midwest and Southwest. Vintage Stock enjoys a wide customer base comprised of electronic entertainment enthusiasts, avid collectors, female gamers, children, seniors and more. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 33 Vintage Stock, 3 V-Stock, 13 Movie Trading company and 9 EntertainMart retail locations strategically positioned across Texas, Idaho, Oklahoma, Kansas, Missouri, Colorado, Illinois, Arkansas, Utah and New Mexico. In addition to offering a wide array of products, Vintage Stock also offers services to customers, such as rentals, special orders, disc and video game hardware repair and more. Vintage Stock’s “Cooler Than Cash” program rewards loyal customers. When Vintage Stock customers bring in items to sell, the customer has two options: (i) sell their pre-owned products for cash or (ii) opt for store credit and receive a fifty percent bonus.

ApplianceSmart

On December 30, 2017 (the “Closing Date”), the Company, through its newly formed, wholly-owned subsidiary, Appliancesmart Holdings LLC, entered into a series of agreements in connection with its purchase of Appliancesmart. Appliancesmart is engaged in the sale of new major appliances through a chain of company-owned retail stores. Appliancesmart is a leading appliance dealer in Minnesota, Ohio, Georgia and Texas with 17 stores. Appliancesmart sells leading brands such as Whirlpool, General Electric, Frigidaire, LG and Samsung.

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

LiveDeal

LiveDeal Inc. operatesLiveDeal.com, a real time “deal engine” connecting restaurants with consumers. LiveDeal.com provides marketing solutions to restaurants to boost customer awareness and merchant visibility on the internet. The marketing solutions that LiveDeal.com provides have not provided any revenue to date. The Company is evaluating possibilities for using the LiveDeal.com deal engine for alternative marketing purposes.

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

Results of Operations

The following table sets forth certain statement of operations items and as a percentage of revenue, for the periods indicated:

	Three Months Ended		Three Months Ended
	December 31, 2017		December 31, 2016
		% of Total		% of Total
		Revenue		Revenue
Statement of Income Data:
Revenue	$40,368,064	100.0%	$32,188,664	100.0%
Cost of Revenue	23,972,174	59.4%	19,543,432	60.7%
Gross Profit	16,395,890	40.6%	12,645,232	39.3%
General and Administrative Expense	10,399,130	25.8%	7,058,674	21.9%
Selling and Marketing Expense	2,075,972	5.1%	1,907,490	5.9%
Operating Income	3,920,788	9.7%	3,679,068	11.4%
Interest Expense, net	(2,468,312)	-6.1%	(1,449,476)	-4.5%
Bargain Purchase Gain on Acquisition	3,773,486	9.3%	–	0.0%
Other Income	77,084	0.2%	41,890	0.1%
Net Income before Income Taxes	5,303,046	13.1%	2,271,482	7.1%
Provision for Income Taxes	3,425,491	8.5%	842,909	2.6%
Net Income	$1,877,555	4.7%	$1,428,573	4.4%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Three Months Ended		Three Months Ended
	December 31, 2017		December 31, 2016
	Net	% of	Net	% of Total
	Revenue	Total Revenue	Revenue	Total Revenue
Revenue
Used Movies, Music, Games and Other	$11,363,804	28.2%	$7,800,095	24.2%
New Movies, Music, Games and Other	9,572,459	23.7%	6,705,249	20.8%
Rentals, Concessions and Other	288,534	0.7%	177,033	0.5%
Retail Appliance Boxed Sales	47,346	0.1%	–	0.0%
Retail Appliance UnBoxed Sales	16,429	0.0%	–	0.0%
Retail Appliance Delivery, Warranty and Other	4,899	0.0%	–	0.0%
Kitchen and Home Products	–	0.0%	94,346	0.3%
Carpets	12,903,685	32.0%	12,836,550	39.9%
Hard Surface Products	5,088,419	12.6%	3,190,603	9.9%
Synthetic Turf Products	886,431	2.2%	1,160,381	3.6%
Directory Services	196,058	0.5%	224,407	0.7%
Total Revenue	$40,368,064	100.0%	$32,188,664	100.0%

	Three Months Ended		Three Months Ended
	December 31, 2017		December 31, 2016
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$8,877,018	78.1%	$6,117,123	78.4%
New Movies, Music, Games and Other	2,378,610	24.8%	1,807,770	27.0%
Rentals, Concessions and Other	180,974	62.7%	101,035	57.1%
Retail Appliance Boxed Sales	10,553	22.3%	–	0.0%
Retail Appliance UnBoxed Sales	5,489	33.4%	–	0.0%
Retail Appliance Delivery, Warranty and Other	3,158	64.5%	–	0.0%
New Kitchen and Home Products	–	0.0%	41,680	44.2%
Carpets	3,129,350	24.3%	3,257,862	25.4%
Hard Surface Products	1,319,551	25.9%	877,369	27.5%
Synthetic Turf Products	303,667	34.3%	228,062	19.7%
Directory Services	187,520	95.6%	214,331	95.5%
Total Gross Profit	$16,395,890	40.6%	$12,645,232	39.3%

Revenue

Revenue increased $8,179,400, or 25.4% for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016.

The increase in revenue was primarily attributable to the following:

Revenue from our recent acquisition of Appliancesmart – Retail Appliance Boxed Sales $36,793, Retail Appliance UnBoxed Sales $10,940 and Retail Appliance Delivery, Warranty and Other $1,741. The Appliancesmart acquisition closed on December 30, 2017. Appliancesmart had one day of revenues and associated cost of revenue and expenses in the fiscal quarter.

Comparable revenue from our acquisition of Vintage Stock was a short period of November 3, 2016 through December 31, 2016

Revenue increased for Used Movies, Music, Games and Other $3.563,709 or 28.2% of total revenue, New Movies, Music, Games and Other $2,867,210 or 23.7% of total revenue, Rentals, Concessions and Other $111,501 or 0.7% of total revenue.

Revenue increased in the following categories as compared to the prior year period:

Hard Surface Products $1,897,816 or 59.5%, and Carpets $67,135 or 0.5%.

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Synthetic Turf Products $273,950 or 23.6%, Kitchen and Home Products $94,346, and Directory Services $28,349 or 12.6%.

Cost of Revenue

Cost of revenue increased $4,428,742, or 22.7% for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016, primarily because of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $3,750,658 or 29.7%, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016.

The increase in gross profit was primarily attributable to the following:

Gross Profits from Vintage Stock increased -Used Movies, Music, Games and Other $2,759,895 and gross margin declined to 78.1% from 78.4%, New Movies, Music, Games and Other $570,840 and gross margin declined to 24.8% from 27.0%, Rentals, Concessions and Other $79,939 and gross margin increased to 62.7% from 57.1%.

Gross Profits from our recent acquisition Appliancesmart – Retail Appliance Boxed Sales $10,553 or 22.3% gross margin, Retail Appliance UnBoxed Sales $5,489 or 33.4% gross margin and Retail Appliance Delivery, Warranty and Other $3,158 or 64.5% gross margin. The Appliancesmart acquisition closed on December 30, 2017. Appliancesmart had one day of revenues and associated cost of revenue and expenses in the fiscal quarter.

Gross profit increased in the following categories as compared to the prior year period:

Hard Surface Products gross profit increased $442,182 or 50.4%. Hard surface products gross profit margin decreased to 24.3% from 25.4%. Synthetic Turf gross profit increased $75,605 or 33.2%. Synthetic Turf gross profit margin increased to 34.3% from 19.7%.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

Carpets gross profit decreased $128,512 or 3.9%. Carpets gross profit margin decreased to 24.3% from 25.4%.

Directory Services gross profit decreased $26,811 or 12.5%. Directory Services gross profit margin increased to 95.6% from 95.5%.

General and Administrative Expense

General and Administrative expense increased $3,340,456 or 47.3%, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016.

Selling and Marketing Expense

Selling and marketing expense increased $168,482 or 8.8%, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016.

Operating Income

Because of the factors described above, operating income of $3,920,788 for the three months ended December 31, 2017, represented an increase of $241,720 over the comparable prior year period of $3,679,068, or 6.6%.

Interest Expense, net

Interest expense net increased $1,018,836 or 70.3%, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016.

Other Income and Expense

Other income and expense increased $3,808,680, for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016 primarily due to the bargain purchase gain recorded with the Appliancesmart acquisition of $3,773,486.

Provision for Income Taxes

Provision for income taxes increased $2,582,581 for the three months ended December 31, 2017 as compared to the three months ended December 31, 2016. The increase in provision for income taxes is primarily attributable to the increase in pre-tax income and recent tax legislation requiring the Company to adjust their deferred tax balance. The income tax provision is primarily deferred due to the Company’s approximately $27.6 million of net operating loss carryforwards for federal income tax purposes.

Net Income

The factors described above led to net income of $1,877,555 for the three months ended December 31, 2017, or an 31.4% increase from net income of $1,428,573 for the three months ended December 31, 2016.

Segment Performance

We report our business in the following segments: Manufacturing, Retail and Online, and Services. We identified these segments based on a combination of business type, customers serviced and how we divide management responsibility. Our revenues and profits are driven through our physical stores, e-commerce, individual sales reps and our internet services.

Operating income by operating segment, is defined as income before net interest expense, other income and expense and provision for income taxes.

	Three Months Ended December 31, 2017				Three Months Ended December 31, 2016
	Segments in $				Segments - $
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	$21,293,471	$18,878,535	$196,058	$40,368,064	$14,776,723	$17,187,534	$224,407	$32,188,664
Cost of Revenue	9,837,669	14,125,967	8,538	23,972,174	6,709,115	12,824,241	10,076	19,543,432
Gross Profit	11,455,802	4,752,568	187,520	16,395,890	8,067,608	4,363,293	214,331	12,645,232
General and Administrative Expense	9,011,603	1,387,066	461	10,399,130	6,063,363	994,821	490	7,058,674
Selling and Marketing Expense	212,723	1,863,248	1	2,075,972	260,278	1,647,212	–	1,907,490
Operating Income (Loss)	$2,231,476	$1,502,254	$187,058	$3,920,788	$1,743,967	$1,721,260	$213,841	$3,679,068

	Three Months Ended December 31, 2017				Three Months Ended December 31, 2016
	Segments in % of Revenue				Segments - % of Revenue
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	46.2%	74.8%	4.4%	59.4%	45.4%	74.6%	4.5%	60.7%
Gross Profit	53.8%	25.2%	95.6%	40.6%	54.6%	25.4%	95.5%	39.3%
General and Administrative Expense	42.3%	7.3%	0.2%	25.8%	41.0%	5.8%	0.2%	21.9%
Selling and Marketing Expense	1.0%	9.9%	0.0%	5.1%	1.8%	9.6%	0.0%	5.9%
Operating Income (Loss)	10.5%	8.0%	95.4%	9.7%	11.8%	10.0%	95.3%	11.4%

Retail and Online Segment

Segment results for Retail and Online include Vintage, ApplianceSmart, Modern Everyday and LiveDeal. Revenue for the three months ended December 31, 2017 increased $6,516,748, or 44.1%, as compared to the prior year period, as a result of the acquisition of the Vintage business on November 3, 2016 which provided increases in revenue of $3,563,709 of Used movies, music, games and other revenue; $2,867,210 of New movies, music, games and other revenue; $111,501 of Movie Rental, concession and other revenue and revenue from our new acquisition Appliancesmart for one day of operations Retail Appliance Boxed Sales of $47,346, Retail Appliance UnBoxed Sales of $16,429 and Retail Appliance Delivery, Warranty and Other $4,899; partially offset by a decrease in New kitchen and home products revenue of $94,346 from the prior year period.

Cost of revenue for the three months ended December 31, 2017 increased $3,128,554, or 46.6%, primarily because of the Vintage business which had cost of revenue increases for Used movies, music, games and other of $803,814; New movies, music, games and other of $2,296,370; Movie Rental, concession and other of $31,562 and cost of revenue for our new acquisition Appliancesmart for one day of operations Retail Appliance Boxed Sales $36,793, Retail Appliance UnBoxed Sales $10,940 and Retail Appliance Delivery, Warranty and Other $1,741; partially offset by a decrease in cost of revenue for New Kitchen and home products of $52,666 from the prior year period.

Operating income for the three months ended December 31, 2017 increased $487,509, because of increased gross profit of $3,388,194, partially offset by an increase in general and administrative expense of $2,948,240, and a decrease in selling and marketing expense of $47,555.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the three months ended December 31, 2017 increased $1,691,001, or 9.8%, as compared to the prior year period, because of increased sales of hard surface products of $1,897,816 and carpets of $67,135, partially offset by a decrease in Synthetic Turf of $273,950. Cost of revenue for the three months ended December 31, 2017 increased $1,301,726, or 10.2%, as compared to the prior year period, because of an increase in cost of revenue for hard surface products of $1,455,634 and carpets of $195,647, partially offset by a decrease in Synthetic Turf of $349,555. Operating income for the three months ended December 31, 2017 decreased $219,006, or 12.7%, as compared to the prior year period, because of an increase in gross profit of $389,275, an increase in general and administrative expense of $293,245 and an increase in selling and marketing expense of $216,036.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues for the three months ended December 31, 2017 decreased $28,349, or 12.6%, as compared to the prior year period, because of decreasing renewals. Operating earnings for the three months ended December 31, 2017 decreased $26,783, or 12.5% compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the BofA Revolver and the TCB Revolver, together will provide sufficient liquidity to fund our operations, pay our scheduled loan payments, fund our continued investments in store openings and remodeling activities, continue to repurchase shares and pay dividends on our series E preferred shares as declared by the Board of Directors, for at least the next 12 months.

We have two asset-based revolver lines of credit (a) Bank of America Revolver Loan (“BofA Revolver”) that Marquis uses and (b) Texas Capital Bank Revolver Loan (“TCB Revolver”) that Vintage Stock uses.

As of December 31, 2017, we had total cash on hand of $1,783,041 and an additional $11,619,176 of available borrowing under the BofA Revolver and an additional $6,214,324 of available borrowing under the TCB Revolver. As we continue to pursue acquisitions, and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

As of December 31, 2017, we have $43,123,145 current portion of notes payable, including $27,417,505 of loan payable to Capitala. We are not in compliance as of December 31, 2017 with the Capitala Term Loan total leverage ratio and do not anticipate that we will regain compliance with this covenant until sometime in fiscal year ended September 30, 2019 based upon our current operating forecast. We are seeking alternatives to resolving the out of compliance condition including negotiating with Capitala and seeking alternative credit sources. There can be no assurance that the Company will be able to complete any such transactions on acceptable terms, if at all. The resolution of the out of compliance condition has not occurred with Capitala and is not certain as of the date of filing of these financial statements February 14, 2018. The Capitala Term Loan has been classified as a short-term obligation at December 31, 2017 and September 30, 2017 as a result of this default.

Cash Flows

During the three months ended December 31, 2017, cash provided by operations was $6,304,149, compared to $3,177,830 during the three months ended December 31, 2016. The increase in cash provided by operations of $3,126,319 as compared to the prior period; was primarily due to an increase in net income of $448,982, an increase in depreciation and amortization expense of $460,858, a decrease due to the bargain purchase gain of Appliancesmart of $3,773,486, an increase to the change in deferred income taxes primarily related to the change in corporate tax rates of $2,642,506, an increase in non-cash expenses of $40,189, and an increase in cash provided by operations for working capital purposes of $3,307,270.

Some of the significant changes in cash provided by or used by operations for working capital purposes, as compared to the prior year period include:

Cash provided by a decrease in prepaid expenses and other current assets of $3,121,896 was the primary result of financing deposits initially placed with equipment manufacturers from Banc of America Leasing & Capital LLC upon receiving and putting into service certain new equipment at Marquis.

Cash provided by a decrease in accounts receivable of $2,858,514 due to increased collections at Marquis.

Cash used to decrease accounts payable by $1,394,967 at both Marquis and Vintage.

Cash used in investing activities was $5,329,985 and $50,363,198 for the three months ended December 31, 2017 and December 31, 2016, respectively. The $45,033,213 decrease in cash used in investing activities, as compared to the prior period, is primarily attributable to the acquisition of Vintage Stock for $47,310,900 of consideration given, net of cash acquired, including the $10,000,000 of seller financing provided, partially offset by the increase in purchase and placement into service of new equipment of $2,271,010, primarily for Marquis; proceeds from the sale of property and equipment of $17,998 and the purchase of intangible assets – software of $24,675.

Cash used by financing activities was $3,163,662 and provided by financing activities of $48,001,226 for the three months ended December 31, 2017 and December 31, 2016, respectively. The $51,164,888 decrease in cash provided, as compared to the prior period, was attributable to decreased net borrowings on our two revolver loans of $19,128,068; a decrease in the proceeds from notes payable of $31,957,730 primarily attributable to the acquisition of Vintage Stock, a decrease in debt issuance costs of $1,155,000, an increase in payments of notes payable of $980,698, and an increase in purchase of common treasury stock of $249,392, and an increase in the purchase of series E preferred treasury stock of $4,000.

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

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 8 to the unaudited condensed consolidated financial statements. At December 31, 2017 and September 30, 2017, we had $11,619,176 and $9,691,672 of additional borrowing availability on the BofA Revolver, respectively. Maximum borrowing under the BofA Revolver is $15 million. A total of approximately $72,715 of letters of credit was outstanding at December 31, 2017 and September 30, 2017. The weighted average interest rate for the period of October 1, 2017 through December 31, 2017 was 3.89%. We borrowed $22,263,030 and repaid $25,516,014 on the BofA Revolver during the three months ended December 31, 2017; leaving an outstanding balance on the BofA Revolver of $1,597,832 and $4,850,815 at December 31, 2017 and September 30, 2017, respectively.

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver subject to availability as described in Note 8 to the unaudited condensed consolidated financial statements. On December 31, 2017 and September 30, 2017 – we had $6,214,324 and $3,250,393, of additional borrowing availability on the TCB Revolver, respectively. Maximum borrowing under the TCB Revolver is $20 million. No letters of credit were outstanding at any time during the period of September 30, 2017 through December 31, 2017. The weighted average interest rate for the period of October 1, 2017 through December 31, 2017 was 4.02731%. We borrowed $18,424,451 and repaid $20,243,439 on the TCB Revolver during the period of October 1, 2017 through December 31, 2017; leaving an outstanding balance on the TCB Revolver of $10,701,449 and $12,520,437 at December 31, 2017 and September 30, 2017, respectively.

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

Off-Balance Sheet Arrangements

At December 31, 2017, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2017, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk, foreign customer purchases or commodity price risk.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Our assessment found the following material weaknesses. Management’s assessment concluded that it has the following material weaknesses: (a) lack of sufficient controls around the financial reporting process; (b) lack of proper segregation of duties within the financial reporting process; (c) lack of adequate controls surrounding management’s review of the income tax provision process; (d) lack of controls surrounding the assessment of certain cash flow and balance sheet classifications; and (e) lack of sufficient controls around the process for business combinations.

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

PART II – OTHER INFORMATION

ITEM 1.           Legal Proceedings

We are involved in various claims and lawsuits arising in the normal course of business. The ultimate results of claims and litigation cannot be predicted with certainty. We currently believe that the ultimate outcome of such lawsuits and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.          Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.           Defaults Upon Senior Securities

On November 3, 2016, the Company, through Vintage Stock Affiliated Holdings LLC (“VSAH”), entered into a series of agreements in connection with its purchase of Vintage Stock. As a part of those agreements, VSAH and Vintage Stock (the “Term Loan Borrowers”) obtained $29,871,650 of mezzanine financing (the “Capitala Term Loan”) from the lenders as defined in the term loan agreement, and Capitala Private Credit Fund V, L.P., in its capacity as lead arranger (“Capitala”). Wilmington Trust, National Association, acts as administrative and collateral agent on behalf of the Term Loan Lenders. We are not in compliance as of December 31, 2017, with the Capitala Term Loan total leverage ratio and do not anticipate that we will regain compliance with this covenant until sometime in fiscal year ended September 30, 2019, based upon our current operating forecast. We are seeking alternatives to resolving the out of compliance condition including negotiating with Capitala and seeking alternative credit sources. There can be no assurance that the Company will be able to complete any such transactions on acceptable terms, if at all. The resolution of the out of compliance condition has not occurred with Capitala.

ITEM 4.           Mine Safety Disclosures

None.

ITEM 5.           Other Information

None.

ITEM 6. EXHIBITS

The following exhibits are being filed herewith:

Exhibit Number	Description
10.1	Stock Purchase Agreement dated December 30, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of the Principal Executive Officer
32.2	Section 1350 Certification of the Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated
___/s/ Jon Isaac__________________________
Dated: February 14, 2018	President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 14, 2018	___/s/ Virland A. Johnson____________________
Chief Financial Officer
(Principal Financial Officer)

