Form 10-Q
period 2018-03-31
LIVE VENTURES Inc
filed 2018-05-17
CIK 1045742

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 14, 2018 was 1,962,136.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2018

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2018	2017
	(Unaudited)

Assets
Cash and cash equivalents	$2,499,264	$3,972,539
Trade receivables, net	10,992,786	10,636,925
Inventories	45,059,872	34,501,801
Prepaid expenses and other current assets	4,086,777	6,435,891
Total current assets	62,638,699	55,547,156

Property and equipment, net	27,601,553	22,817,860
Restricted cash	535,747	–
Deposits and other assets	281,530	77,520
Deferred taxes	5,192,559	9,000,010
Intangible assets, net	4,128,100	4,205,314
Goodwill	36,946,735	36,946,735
Total assets	$137,324,923	$128,594,595

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$8,567,556	$8,224,057
Accrued liabilities	14,395,352	8,986,734
Income taxes payable	337,769	351,689
Current portion of long-term debt	45,824,329	48,877,536
Total current liabilities	69,125,006	66,440,016

Long-term debt, net of current portion	29,056,627	26,570,271
Note payable, related party	2,000,000	2,000,000
Total liabilities	100,181,633	95,010,287

Commitments and contingencies

Stockholders' equity:

Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at March 31, 2018 and September 30, 2017	214	214
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and 77,840 shares outstanding at March 31, 2018 127,840 shares issued and outstanding at September 30, 2017, with a liquidation preference of $0.30 per share outstanding	128	128
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,088,186 shares issued and 1,962,136 shares outstanding at March 31, 2018; 2,088,186 shares issued and 1,991,879 shares outstanding at September 30, 2017	2,088	2,088
Paid in capital	63,297,363	63,157,178
Treasury stock common 126,050 shares as of March 31, 2018 and 96,307 shares as of September 30, 2017	(1,377,031)	(999,584)
Treasury stock Series E preferred 50,000 shares as of March 31, 2018 and no shares as of September 30, 2017	(4,000)	–
Accumulated deficit	(24,775,472)	(28,575,716)
Total stockholders' equity	37,143,290	33,584,308
Total liabilities and stockholders' equity	$137,324,923	$128,594,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Revenues	$52,179,928	$38,536,425	$92,547,992	$70,725,089
Cost of revenues	32,529,227	22,061,055	56,501,401	41,604,487
Gross profit	19,650,701	16,475,370	36,046,591	29,120,602

Operating expenses:
General and administrative expenses	11,856,575	9,149,865	22,255,705	16,208,539
Sales and marketing expenses	3,720,163	2,054,648	5,796,135	3,962,138
Total operating expenses	15,576,738	11,204,513	28,051,840	20,170,677
Operating income	4,073,963	5,270,857	7,994,751	8,949,925
Other (expense) income:
Interest expense, net	(1,821,720)	(2,035,053)	(4,290,032)	(3,484,529)
Bargain purchase gain on acquisition	–	–	3,773,486	–
Other income	106,286	143,272	183,370	185,162
Total other (expense) income, net	(1,715,434)	(1,891,781)	(333,176)	(3,299,367)
Income before provision for income taxes	2,358,529	3,379,076	7,661,575	5,650,558
Provision for income taxes	435,256	1,538,410	3,860,747	2,381,319
Net income	$1,923,273	$1,840,666	$3,800,828	$3,269,239

Earnings per share:
Basic	$0.98	$0.89	$1.93	$1.61
Diluted	$0.50	$0.47	$1.01	$0.84

Weighted average common shares outstanding:
Basic	1,970,136	2,058,064	1,972,758	2,029,023
Diluted	3,811,672	3,917,228	3,756,114	3,874,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2017	2016

OPERATING ACTIVITIES:
Net income	$3,800,828	$3,269,239
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	2,703,164	2,023,245
Gain on bargain purchase of acquisition	(3,773,486)	–
Loss on disposal of property and equipment	14,158	–
Amortization of debt issuance cost	117,024	98,647
Stock based compensation expense	140,185	69,520
Change in reserve for uncollectible accounts	9,907	38,432
Change in reserve for obsolete inventory	36,353	155,266
Change in restricted cash	750,000	–
Change in deferred income taxes	3,807,451	1,869,295
Changes in assets and liabilities:
Trade receivables	(115,768)	(1,019,852)
Inventories	(2,641,360)	(2,595,120)
Prepaid expenses and other current assets	2,418,461	632,410
Deposits and other assets	831	(57,755)
Accounts payable	343,499	(1,150,525)
Accrued liabilities	(1,091,966)	(373,633)
Income taxes payable	(13,920)	433,519

Net cash provided by operating activities	6,505,361	3,392,688

INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired and seller financing provided	–	(47,310,900)
Purchase of intangible assets - software	(397,204)	(96,659)
Proceeds from the sale of property and equipment	10,000	–
Purchases of property and equipment	(6,526,110)	(5,283,507)

Net cash used in investing activities	(6,913,314)	(52,691,066)

FINANCING ACTIVITIES:
Net borrowings (payments) under revolver loans	(775,668)	15,155,743
Payments of debt issuance costs	–	(1,155,000)
Payment of Series E preferred stock dividends	–	(959)
Purchase of series E preferred treasury stock	(4,000)	–
Proceeds from issuance of notes payable	3,931,591	36,984,434
Purchase of common treasury stock	(377,447)	–
Payments on notes payable	(3,839,798)	(1,704,286)

Net cash provided by (used in) financing activities	(1,065,322)	49,279,932

DECREASE IN CASH AND CASH EQUIVALENTS	(1,473,275)	(18,446)

CASH AND CASH EQUIVALENTS, beginning of period	3,972,539	770,895

CASH AND CASH EQUIVALENTS, end of period	$2,499,264	$752,449

Supplemental cash flow disclosures:
Interest paid	$3,638,625	$2,547,563
Noncash financing and investing activities:
Notes payable issued to sellers of Vintage Stock	$–	$10,000,000
Due to sellers of ApplianceSmart, Inc. less liabilities assumed post acquisition	$4,598,205	$–
Restated equipment deposit as a purchase of equipment in fiscal 2016	$–	$(1,816,855)
Conversion of accrued expense liabilities into common stock	$–	$3,384,500
Accrued and unpaid dividends	$584	$959

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE SIX MONTHS ENDED MARCH 31, 2018 AND 2017

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three and six months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2018. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2017 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 18, 2018 (the “2017 10-K”).

On November 22, 2016, the Company’s board of directors authorized a one-for-six (1:6) reverse stock split and a contemporaneous one-for-six (1:6) reduction in the number of authorized shares of common stock from 60,000,000 to 10,000,000 shares, to take effect for stockholders of record as of December 5, 2016. No fractional shares were issued. All share, option and warrant related information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the decreased number of shares resulting this reverse stock split.

Note 2:       Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Live Ventures Incorporated and its wholly-owned subsidiaries. On July 6, 2015, the Company acquired 80% of Marquis Industries, Inc. and subsidiaries (“Marquis”). Effective November 30, 2015, the Company acquired the remaining 20% of Marquis. On November 3, 2016, the Company acquired 100% of Vintage Stock, Inc., a Missouri corporation (“Vintage Stock”), through its newly formed, wholly-owned subsidiary, Vintage Stock Affiliated Holdings LLC (“VSAH”). Effective December 30, 2017, the Company acquired 100% of ApplianceSmart through its newly formed, wholly-owned subsidiary, ApplianceSmart Holdings LLC (“ASH”). All intercompany transactions and balances have been eliminated in consolidation.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at March 31, 2018 and September 30, 2017 approximate fair value.

Cash and Restricted Cash

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Restricted cash consists of balances on deposit pledged as collateral. Fair value of cash equivalents and restricted cash approximates carrying value.

Trade Receivables

The Company grants trade credit to customers under credit terms that it believes are customary in the industry it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the balance receivable for credit approved accounts. The factor purchases the trade receivable(s) for the gross amount of the respective invoice(s), less factoring commissions, trade and cash discounts. The factor charges the Company a factoring commission for each trade account, which is between 0.75-1.00% of the gross amount of the invoice(s) factored on the date of the purchase, plus interest calculated at 3.25%-6% per annum. The minimum annual commission due the factor is $112,500 per contract year. The total amount of trade receivables factored was $18,420,998 and $16,854,493 for the six months ended March 31, 2018 and 2017, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At March 31, 2018 and September 30, 2017, the allowance for doubtful accounts was $1,101,130 and $1,091,223, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis (“FIFO”)) or market. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At March 31, 2018 and September 30, 2017, the reserve for obsolete inventory was $91,940.

Retail and Online Segment

Merchandise inventories are valued at the lower of cost or market using the average cost method which approximates FIFO. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units in inventory available for sale. Pre-owned products traded in by customers are recorded as merchandise inventory for the amount of cash consideration or store credit less any premiums given to the customer. Management reviews the merchandise inventory to make required adjustments to reflect potential obsolescence or the lower of cost or market. In valuing merchandise inventory, management considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Management’s ability to assess these factors is dependent upon forecasting customer demand and to provide a well-balanced merchandise assortment. Merchandise inventory valuation is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Merchandise inventory reserves as of March 31, 2018 and September 30, 2017 were $1,292,982 and $1,256,629, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to forty years, transportation equipment is five to ten years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years. Depreciation expense was $1,067,608 and $833,377 for the three months ended March 31, 2018 and 2017, respectively. Depreciation expense was $2,227,194 and $1,703,891 for the six months ended March 31, 2018 and 2017, respectively.

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

When performing the two-step quantitative impairment test, the Company's methodology includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company’s cost of capital, otherwise known as the discounted cash flow method (“DCF”). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporates market multiples for comparable companies in determining the fair value of our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years. Intangible amortization expense is $236,318 and $98,084 for the three months ended March 31, 2018 and 2017, respectively. Intangible amortization expense is $475,970 and $159,581 for the six months ended March 31, 2018 and 2017, respectively.

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

Customer Liabilities

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws for the three months ended March 31, 2018 and 2017, is $66,531 and $45,000, respectively. For the six months ended March 31, 2018, breakage income of $93,143, and the period of November 3, 2016 through March 31, 2017, breakage income of $73,092 is recorded in other income in our consolidated financial statements. No amounts were recorded for breakage for any period prior to November 3, 2016.

Fair Value Measurements

ASC Topic 820 (“Fair Value Measurements and Disclosures”)  requires disclosure of the fair value of financial instruments held by the Company. ASC topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows: Level 1 - inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets. Level 2 – to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Lease Accounting

The Company leases retail stores, warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2024 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases percentage rent and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rent can be accurately estimated.

Stock-Based Compensation

The Company from time to time grants restricted stock awards and options to employees, non-employees and Company executives and directors. Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

Earnings Per Share

Earnings per share is calculated in accordance with ASC 260 (“Earnings Per share”) . Under ASC 260 basic earnings per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested restricted stock subject to cancellation. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants, options, restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares, options and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has three reportable segments (See Note 17).

Concentration of Credit Risk

The Company maintains cash balances at several banks in multiple states including, Arkansas, California, Colorado, Georgia, Idaho, Illinois, Kansas, Missouri, Nevada, New Mexico, New York, Oklahoma, Texas, and Utah. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of March 31, 2018. At times, balances may exceed federally insured limits.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This standard changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We have adopted this standard.

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

ASU 2016-09, Compensation- Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting, introduces targeted amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits, and assess the need for a valuation allowance, regardless of whether the benefit reduces taxes payable in the current period. That is, off balance sheet accounting for net operating losses stemming from excess tax benefits would no longer be required and instead such net operating losses would be recognized when they arise. Existing net operating losses that are currently tracked off balance sheet would be recognized, net of a valuation allowance if required, through an adjustment to opening retained earnings in the period of adoption. Entities will no longer need to maintain and track an “APIC pool.” The ASU also requires excess tax benefits to be classified along with other income tax cash flows as an operating activity in the statement of cash flows. In addition, the ASU elevates the statutory tax withholding threshold to qualify for equity classification up to the maximum statutory tax rates in the applicable jurisdiction(s). The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The ASU provides an optional accounting policy election (with limited exceptions), to be applied on an entity-wide basis, to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The ASU is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period for which the financial statements have not been issued or made available to be issued. Certain detailed transition provisions apply if an entity elects to early adopt. We have adopted this standard.

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

Note 3:       Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For our Company, for three and six months ended March 31, 2018 and 2017, net income does not differ from comprehensive income.

Note 4:        Balance Sheet Detail Information

	March 31,	September 30,
	2018	2017
	(Unaudited)
Trade receivables, current, net:
Accounts receivable, current	$11,749,344	$11,383,576
Less: Reserve for doubtful accounts	(756,558)	(746,651)
	$10,992,786	$10,636,925
Trade receivables , long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Reserve for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total trade receivables, net:
Gross trade receivables	$12,093,916	$11,728,148
Less: Reserve for doubtful accounts	(1,101,130)	(1,091,223)
	$10,992,786	$10,636,925
Components of reserve for doubtful accounts are as follows:

Reserve for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,617
Reserve for customer refunds	873	978
Reserve for trade receivables	36,640	26,628
	$1,101,130	$1,091,223
Inventory
Raw materials	$9,271,283	$7,709,969
Work in progress	1,096,509	987,689
Finished goods	5,428,000	3,922,362
Merchandise	30,649,002	23,230,350
	46,444,794	35,850,370
Less: Inventory reserves	(1,384,922)	(1,348,569)
	$45,059,872	$34,501,801
Property and equipment, net:
Building and improvements	$11,981,655	$8,090,797
Transportation equipment	82,266	104,853
Machinery and equipment	23,432,503	17,402,064
Furnishings and fixtures	2,547,268	4,360,820
Office, computer equipment and other	2,288,717	224,822
	40,332,409	30,183,356
Less: Accumulated depreciation	(12,730,856)	(7,365,496)
	$27,601,553	$22,817,860
Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$18,957
Lease intangibles	1,033,412	1,033,412
Customer relationship intangibles	2,689,039	2,689,039
Purchased software	2,045,167	1,595,977
	5,786,575	5,337,385
Less: Accumulated amortization	(1,658,475)	(1,132,071)
	$4,128,100	$4,205,314
Accrued liabilities:
Accrued payroll and bonuses	$1,858,887	$2,602,695
Due to seller of ApplianceSmart, Inc.	2,549,955	–
Accrued sales and property taxes	1,232,211	824,206
Deferred rent	397,632	502,617
Deferred revenue	552,442
Accrued gift card liability	1,575,711	1,479,622
Accrued interest payable	534,357	464,184
Accrued bank overdraft	2,260,108	1,367,539
Customer deposits	231,073	182,052
Accrued expenses - other	3,202,976	1,563,819
	$14,395,352	$8,986,734

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

Total consideration paid of $57,653,698 was paid through a combination of (i) $8,000,000 of capital provided by the Company, (ii)debt financing provided by the TCB Revolver (as defined below) in the aggregate amount of approximately $12,000,000, and mezzanine financing from the Capitala Term Loan (as defined below) of approximately $30 million, and (iii) $10,000,000 of Company-issued subordinated acquisition notes payable to the sellers of Vintage Stock, all as more fully described in Note 8.

The table below summarizes our final purchase price allocation of the consideration paid to the respective fair values of the assets acquired and liabilities assumed in the Vintage Stock acquisition as of the Vintage Stock Closing Date. The Company finalized its estimates after it determined that it had obtained all necessary information that existed as of the Vintage Stock Acquisition Date related to these matters.

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
$57,653,698

In connection with the purchase of Vintage Stock, we incurred bank fees of $15,000, appraisal fees of $20,497, legal fees of $192,339 and consulting fees of $119,774, totaling $347,610, all of which was recorded as general and administrative expense during the year ended September 30, 2017. Goodwill of $36,946,735 is the excess of total consideration less identifiable assets at fair value less debt assumed at fair value and is tax deductible. Goodwill is attributable to Vintage Stock’s management, assembled workforce, operating model, the number of stores, locations and competitive presence in each of its respective markets.

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

The estimated fair value of the trade names intangible that Vintage Stock uses – “Vintage Stock”, “EntertainMart” and “Movie Trading Company” was determined using a royalty income approach, which estimates an assumed royalty income stream and then discounts that expected future revenue or cash flow stream to present value. The Company estimated the fair value of this intangible asset using the residual method and a present value discount rate of 17%, or $1,200,000. Trade names relate to the Company’s awareness by consumers in the market place. The Company is amortizing the trade names intangible asset on a straight-line basis over an estimated life of 7 years.

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

Acquisition of ApplianceSmart Inc.

On December 30, 2017 (the “ApplianceSmart Closing Date”), the Company, through its newly formed, wholly-owned subsidiary, ASH, entered into a series of agreements in connection with its purchase of Appliancesmart. Appliancesmart is a retailer engaged in the sale of new major appliances through a chain of company-owned retail stores.

Total consideration was $6,500,000, with no liabilities assumed by ASH. On December 30, 2017, ASH agreed to pay the $6,500,000 no later than March 31, 2018. Effective April 1, 2018, ASH issued an interest bearing promissory note the Seller, with interest at 5% per annum, with a three-year term in the original amount of $3,919,494 for the balance of the purchase price. Interest is payable monthly in arrears. Ten percent of the outstanding principal amount is due to be repaid annually on a quarterly basis, with any remainder due and payable on maturity, April 1, 2021. This promissory note is guaranteed by ApplianceSmart. The remaining $2,580,506 was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such reborrowings, from the Seller up to the Original Principal amount. On December 31, 2017, ASH offset certain liabilities and was provided certain assets from the Seller in the net amount of $1,901,796, against the amount due Seller. ASH and Seller agreed to the offset as if it were payment in cash against the purchase price. At March 31, 2018, the net amount owing to Seller was $2,549,955 and is included in Accrued Expenses.

Net liabilities assumed by ASH on December 31, 2017:

Accounts payable	$1,374,647
Accrued expenses	1,374,682
Capital leases	29,631
Credit card receivables	(255,301)
Cash	(621,863)
Total net liabilities assumed by ASH	$1,901,796

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

The operating results of Appliancesmart are included in our unaudited condensed consolidated financial statements beginning on December 31, 2017 and are reported in our Retail and Online Segment.

Note 6:         Intangibles

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determined lives may be adjusted. Intangible amortization expense is $236,318 and $98,084 for the three months ended March 31, 2018 and 2017, respectively. Intangible amortization expense is $475,970 and $159,581 for the six months ended March 31, 2018 and 2017, respectively.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances as of March 31, 2018:

2018	$1,084,661
2019	1,077,717
2020	812,959
2021	532,434
2022	307,839
Thereafter	312,490
$4,128,100

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

Note 8:        Long Term Debt

Bank of America Revolver Loan

On July 6, 2015, Marquis entered into a $15 million  revolving credit agreement with Bank of America Corporation (“BofA Revolver”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation.

Payment obligations under the BofA Revolver include monthly payments of interest and all outstanding principal and accrued interest thereon due in July 2020, which is when the BofA Revolver loan agreement terminates. The BofA Revolver is recorded as a currently liability due to a lockbox requirement, and a subjective acceleration clause as part of the agreement.

Borrowing availability under the BofA Revolver is limited to a borrowing base which allows Marquis to borrow up to 85% of eligible accounts receivable, plus the lesser of (i) $7,500,000; (ii) 65% of the value of eligible inventory; or (iii) 85% of the appraisal value of the eligible inventory. For purposes of clarity, the advance rate for inventory is 55.3% for raw materials, 0% for work-in-process and 70% for finished goods subject to eligibility, special reserves and advance limit. Letters of credit reduce the amount available to borrow under the BofA Revolver by an amount equal to the face value of the letters of credit.

As of February 22, 2017, Marquis’s ability to make prepayments against Marquis subordinated debt, including the related party loan with Isaac Capital Group, LLC (“ICG”)  and pay cash dividends is generally permitted if (i) excess availability under the BofA Revolver is more than $4 million, and has been for each of the 90 days preceding the requested distribution and (ii) excess availability under the BofA Revolver is more than $4 million, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 2:1 or greater. Restrictions apply to our ability to make additional prepayments against Marquis subordinated debt and pay cash dividends if the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is less than 2:1 and excess availability under the BofA Revolver is less than $4 million at the time of payment or distribution. There is no restriction on dividends that can be taken by the Company so long as Marquis maintains $4 million of current availability at the time of the dividend or distribution. This translates to having no restriction on Net Income so long as the Company retains sufficient assets to establish $4 million of current availability and continues to meet the required fixed charge coverage ratio of 2:1 as stated above.

The BofA Revolver places certain restrictions and covenants on Marquis, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions, incurrence of additional indebtedness for Marquis to maintain a fixed charge coverage ratio of at least 1.05 to 1, tested as of the last day of each month for the twelve consecutive months ending on such day.

The BofA Revolver Loan bears interest at a variable rate based on a base rate plus a margin. The current base rate is the greater of (i) Bank of America prime rate, (ii) the current federal funds rate plus 0.50%, or (iii) 30-day LIBOR plus 1.00% plus the margin, which varies, depending on the fixed coverage ratio table below. Levels I – IV determine the interest rate to be charged Marquis which is based on the fixed charge coverage ratio achieved.

Level	Fixed Charge Coverage Ratio	Base Rate Revolver	LIBOR Revolver	Base Rate Term	LIBOR Term Loans
I	>2.00 to 1.00	0.50%	1.50%	0.75%	1.75%
II	<2.00 to 1.00 but >1.50 to 1.00	0.75%	1.75%	1.00%	2.00%
III	<1.50 to 1.00 but >1.20 to 1.00	1.00%	2.00%	1.25%	2.25%
IV	<1.2 to 1.00	1.25%	2.25%	1.50%	2.50%

On October 20, 2016, Marquis and Bank of America agreed that Level IV interest rates would be applicable until October 20, 2017, and the Level would subsequently be adjusted up or down on a quarterly basis going forward based upon the above fixed coverage ratio achieved by Marquis.

The BofA Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Marquis, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Marquis or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Marquis or certain of its subsidiaries. During the period of October 1, 2017 through March 31, 2018, Marquis cumulatively borrowed $44,010,811 and repaid $43,732,689 under the BofA Revolver. Our maximum borrowings outstanding during the same period were $6,335,222. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2017 through March 31, 2018 was 3.71%. As of March 31, 2018, total additional availability under the BofA Revolver was $9,798,348; with $5,128,937 outstanding, and outstanding standby letters of credit of $72,715.

Real Estate Transaction

On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000,000, which consisted of $644,479 from the sale of the land and a note payable of $9,355,521. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis an option to extend the lease upon the expiration of its term. The initial annual lease rate is $59,614. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans , and related party loan, as well as purchasing a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.25% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains un-paid. At the end of five years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred $457,757 in transaction costs that are being recognized as a debt issuance cost that is being amortized and recorded as interest expense over the term of the note payable.

Kingston Diversified Holdings LLC Agreement ($2 Million Line of Credit)

On December 21, 2016, the Company and Kingston Diversified Holdings LLC (“Kingston”) entered into an agreement (the “December 21 Agreement”) modifying its then existing agreement between the parties. The December 21 Agreement, effective September 15, 2016, memorializes an October 2015 interim agreement to extend the maturity date of notes issued by Kingston to the Company (the “Kingston Notes”) by twelve months for 55,888 shares of the Company’s Series B Convertible Preferred Stock with a value on September 15, 2016 of $2,800,000, as a compromise between the parties in respect of certain of their respective rights and duties under the agreement. The December 21 Agreement also decreases the maximum principal amount of the Kingston Notes from $10,000,000 in principal amount to $2,000,000 in principal amount, and eliminates any and all actual, contingent, or other obligations of the Company to issue to Kingston any shares of the Company’s common stock, or to grant any rights, warrants, options, or other derivatives that are exercisable or convertible into shares of the Company’s common stock.

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares of Series B Preferred Stock or any shares into which they may be converted or from which they may be exchanged. As a result of the December 15 Agreement, the Company recorded $2,800,000 as an outstanding accrued liability as of September 30, 2016. As of March 31, 2018, and September 30, 2017, the Company had no borrowings on the Kingston line of credit. On December 29, 2016, the Company issued 55,888 shares of Series B Convertible Preferred Stock in settlement of the outstanding accrued liability due Kingston of $2,800,000.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction which provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC which provided:

Note #1 is $5 million, secured by equipment. The Equipment Loan #1 is due September 23, 2021, payable in 59 monthly payments of $84,273 beginning September 23, 2016, with a final payment in the sum of $584,273, bearing interest at 3.8905% per annum.

Note #2 is $2,209,807, secured by equipment. The Equipment Loan #2 is due January 30, 2022, payable in 59 monthly payments of $34,768 beginning January 30, 2017, with a final payment in the sum of $476,729, bearing interest at 4.63% per annum.

Note #3 is $3,679,514, secured by equipment. The Equipment Loan #3 is due December 30, 2023, payable in 84 monthly payments of $51,658 beginning January 30, 2017, with a final payment due December 30, 2023, bearing interest rate at 4.7985% per annum.

Note #4 is $1,095,113, secured by equipment. The Equipment Loan #4 is due December 30, 2023, payable in 81 monthly payments of $15,901 beginning April 30, 2017, with final payment due December 30, 2023, bearing interest at 4.8907% per annum.

Note #5 is $3,931,591, secured by equipment. The Equipment Loan #5 is due December 28, 2024, payable in 84 monthly payments of $54,943 beginning January 28, 2018, with the final payment due December 28, 2024, bearing interest at 4.67% per annum.

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

Vintage Stock’s ability to make prepayments against Vintage Stock subordinated debt including the Capitala Term Loan and pay cash dividends is generally permitted if (i) excess availability under the TCB Revolver is more than $2 million, and is projected to be within 12 months after such payment and (ii) excess availability under the TCB Revolver is more than $2 million, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.2:1.0 or greater. Restrictions apply to our ability to make additional prepayments against Vintage Stock subordinated debt including the Capitala Term Loan and pay cash dividends if the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is less than 1.2:1.0 and excess availability under the TCB Revolver is less than $2 million at the time of payment or distribution. There is no restriction on dividends that can be taken by the Company so long as Vintage Stock maintains $2 million of current availability at the time of the dividend or distribution. This translates to having no restriction on Net Income so long as the Company retains sufficient assets to establish $2 million of current availability and continues to meet the required fixed charge coverage ratio of 1.2:1 as stated above.

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

The TCB Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Vintage Stock, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock. During the period of October 1, 2017 through March 31, 2018, Vintage Stock cumulatively borrowed $38,625,006 and repaid $39,678,798 under the TCB Revolver. Our maximum borrowings outstanding during the period of October 1, 2017 through March 31, 2018 was $16,077,915. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2017 through March 31, 2018 was 4.1128%. As of March 31, 2018, total additional availability under the TCB Revolver was $3,876,322, with $11,466,645 outstanding; and outstanding standby letters of credit of $0. In connection with the TCB Revolver, Vintage incurred $25,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the TCB Revolver.

Capitala Term Loan

On November 3, 2016, the Company, through VSAH, entered into a series of agreements in connection with its purchase of Vintage Stock. As a part of those agreements, VSAH and Vintage Stock (the “Term Loan Borrowers”) obtained $29,871,650 of mezzanine financing from the lenders (the “Term Loan Lenders”) as defined in the term loan agreement (the “Term Loan Agreement”) between the Term Loan Borrowers and Capitala Private Credit Fund V, L.P., in its capacity as lead arranger. Wilmington Trust, National Association, acts as administrative and collateral agent on behalf of the Term Loan Lenders (the “Term Loan Administrative Agent”).

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

The Capitala Term Loans provide for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Marquis or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock or certain of its subsidiaries.

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

There are also various mandatory prepayment triggers under the Term Loan Agreement, including in respect of excess cash flow, dispositions, equity and debt issuances, extraordinary receipts, equity contributions, change in control, and failure to obtain required landlord consents. Our weighted average interest rate on our Capitala Term Loan outstanding borrowings for the period of October 1, 2017 through March 31, 2018 was 16.94%. In connection with the Capitala Term Loan, Vintage Stock incurred $1,088,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Capitala Term Loan.

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

Loan Covenant Compliance

We were in compliance with all covenants under our existing revolving and other loan agreements as of September 30, 2017 due to waivers granted by both Texas Capital Bank for the TCB Revolver and Capitala for the Capitala Term Loan. We are not in compliance as of March 31, 2018 with the Capitala Term Loan total leverage ratio and, based on our current operating forecast, do not anticipate that we will regain compliance with this covenant until sometime in fiscal year ended September 30, 2019. We are seeking alternatives to resolve the out of compliance condition, including negotiating with Capitala and seeking alternative credit sources. There is no guarantee that we will be able to resolve the out of compliance condition or that we will be able to obtain credit from alternative sources. Resolution of the out of compliance condition has not occurred as of May 15, 2018, the date of issuance of these financial statements. As a result of this default, the Capitala Term Loan has been classified as a short-term obligation at March 31, 2018 and December 31, 2017.

Long-term debt as of March 31, 2018 and September 30, 2017 consisted of the following:

	March 31,	September 30,
	2018	2017
Bank of America Revolver Loan - variable interest rate based upon a base rate plus a margin, interest payable monthly, maturity date July 2020, secured by substantially all Marquis assets	$5,128,936	$4,850,815
Texas Capital Bank Revolver Loan - variable interest rate based upon the one-month LIBOR rate plus a margin, interest payable monthly, maturity date November 2020, secured by substantially all Vintage Stock assets	11,466,648	12,520,437
Note Payable Capitala Term Loan - variable interest rate based upon a base rate plus a margin, 3% per annum interest payable in kind, with the balance of interest payable monthly in cash, principal due quarterly in the amount of $725,000, maturity date November 2021, note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	25,924,457	28,310,505
Note Payable to the Sellers of Vintage Stock, interest at 8% per annum, with interest payable monthly, maturity date May 2022, note subordinate to both Texas Capital Bank Revolver and Capitala Term Loan, secured by Vintage Stock Assets	10,000,000	10,000,000
Note #1 Payable to Banc of America Leasing & Capital LLC - interest at 3.8905% per annum, with interest and principal payable monthly in the amount of $84,273 for 59 months, beginning September 23, 2016, with a final payment due in the amount of $584,273, maturity date September 2021, secured by equipment.	3,668,368	4,097,764
Note #2 Payable to Banc of America Leasing & Capital LLC - interest at 4.63% per annum, with interest and principal payable monthly in the amount of $34,768 for 59 months, beginning January 30, 2017, with a final payment due in the amount of $476,729, maturity date January 2022, secured by equipment.	1,805,370	1,969,954
Note #3 Payable to Banc of America Leasing & Capital LLC - interest at 4.7985% per annum with interest and principal payable monthly in the amount of $51,658 for 84 months, beginning January 30, 2017, secured by equipment.	3,109,559	3,341,642
Note #4 Payable to Banc of America Leasing & Capital LLC - interest at 4.8907% per annum, with interest and principal payable monthly in the amount of $15,901 for 81 months, beginning April 30, 2017, secured by equipment.	954,736	1,025,782
Note #5 Payable to Banc of America Leasing & Capital LLC - interest at 4.67% per annum, with interest and principal payable monthly in the amount of $54,943 for 84 months, beginning January 28, 2018, secured by equipment.	3,812,105	–
Note Payable to Store Capital Acquisitions, LLC, - interest at 9.25% per annum, with interest and principal payable monthly in the amount of $73,970 for 480 months, beginning July 1, 2016, maturity date of June 2056, secured by Marquis land and buildings	9,315,576	9,328,208
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 2.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	–	174,757
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 1.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	–	249,766
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	206,529	206,529
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500,000	500,000
Note payable to individual, interest at 8.25% per annum, payable on a 120 day written demand notice, unsecured	225,000	225,000
Total notes payable	76,117,284	76,801,159
Less unamortized debt issuance costs	(1,236,328)	(1,353,352)
Net amount	74,880,956	75,447,807
Less current portion	(45,824,329)	(48,877,536)
Long-term portion	$29,056,627	$26,570,271

Future maturities of debt at March 31, 2018 are as follows which does not include related party debt separately stated:

Years ending March 31,
2018	$45,824,329
2019	2,480,917
2020	2,594,120
2021	2,970,772
2022	11,393,814
Thereafter	10,853,332
Total	$76,117,284

Note 9:        Note Payable, Related Party

In connection with the acquisition of Marquis by the Company, the Company entered into a mezzanine loan in the amount of up to $7,000,000 with Isaac Capital Fund (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. The ICF mezzanine loan bears interest at 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of March 31, 2018, and September 30, 2017, there was $2,000,000 outstanding on this mezzanine loan.

Note 10:       Stockholders’ Equity

Series B Convertible Preferred Stock

On December 27, 2016, the Company established a new series of preferred stock, Series B Convertible Preferred Stock. The shares, as a series, are entitled to dividends as declared by the board of directors in an amount equal to $1.00 (in the aggregate for all then-issued and outstanding shares of Series B Convertible Preferred Stock). The series does not have any redemption rights or Stock basis, except as otherwise required by the Nevada Revised Statutes. The series does not provide for any specific allocation of seats on the Board of Directors. At any time and from time to time, the shares of Series B Convertible Preferred Stock are convertible into shares of common stock at a ratio of one share of Series B Preferred Stock into five shares of common stock, subject to equitable adjustment in the event of forward stock splits and reverse stock splits.

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

During the six months ended March 31, 2018, the Company did not issue any shares of Series B Convertible Preferred Stock.

During the six months ended March 31, 2017, the Company issued:

55,888 shares of Series B Convertible Preferred Stock to Kingston Diversified Holdings LLC on December 29, 2016 to settle and pay for an outstanding accrued liability in the amount of $2,800,000. The 55,888 shares of Series B Convertible Preferred Stock issued are convertible at an exchange ratio of (five) shares of common stock for each share of Series B Convertible Preferred Stock, or 279,440 shares of common stock.

158,356 shares of Series B Convertible Preferred Stock were issued to ICG on December 27, 2016 in exchange for 791,758 shares of our common stock at an exchange ratio of five shares of common stock for each share of Series B Convertible Preferred Stock.

Series E Convertible Preferred Stock

As of March 31, 2018 , there were 127,840 shares of Series E Convertible Preferred Stock and 77,840 shares outstanding. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into shares of our common stock on a one-to-one basis together with payment of $85.50 per converted share. On November 18, 2017, the Company repurchased 50,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $4,000.

Series E Convertible Preferred Stock Dividends

During the six months ended March 31, 2018 and March 31, 2017, the Company accrued dividends of $584 and $959, respectively, payable to holders of Series E preferred stock. As of March 31, 2018 and September 30, 2017, unpaid dividends were $584 and $959, respectively.

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

During the six months ended March 31, 2018, the Company did not issue any shares of common stock.

During the six months ended March 31, 2017, the Company issued:

58,333 shares of common stock to Novalk Apps S.A.S. on December 28, 2016 to settle and pay for an outstanding accrued liability in the amount of $584,500. The value was based on the market value of the Company’s common stock on the date of issuance.

2,284 shares of common stock to various holders of fractional shares of the Company’s common stock pursuant to the 1:6 stock split effective for stockholders of record on December 5, 2016. All fractional shares of the Company’s common stock were eliminated.

Treasury Stock

For the year ended September 30, 2017, the Company purchased a total of 96,307 shares of its common stock in the open market (treasury shares) over a two-year period, for $999,584. For the six months ended March 31, 2018, the Company purchased 29,743 additional shares of its common stock in the open market (treasury shares) for $377,447. The Company accounted for the purchase of these treasury shares using the cost method.

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

Note 11:        Warrants

The Company issued several notes in prior periods and converted them  resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at March 31, 2018:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at March 31, 2018	118,029	$20.80	0.63	$4,720,595
Exercisable at March 31, 2018	118,029	$20.80	0.63	$4,720,595

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

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018, the Company memorialized an agreement reached prior to any of the warrants expiring, to extend the expiration date for two years, just prior to expiration for all warrants listed. Warrants outstanding and exercisable as of March 31, 2018 and September 30, 2017 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019.

The exercise price for the Series B Convertible Preferred Stock warrants outstanding and exercisable at March 31, 2018 is as follows:

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

Stock Options

The following table summarizes stock option activity for the six months ended March 31, 2018:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2017	211,668	$13.19	3.47	$454,417
Granted	20,000	32.24	10.00
Exercised	–
Forfeited	–
Outstanding at March 31, 2018	231,668	$14.84	3.54	$429,417
Exercisable at March 31, 2018	187,167	$11.75	2.58	$429,417

The Company recognized compensation expense of $60,829 and $68,084 during the three months ended March 31, 2018 and 2017, respectively. The Company recognized compensation expense of $140,185 and $69,520 during the six months ended March 31, 2018 and 2017, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures.

At March 31, 2018, the Company has $385,179 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as compensation expense through October of 2022.

The exercise price for stock options outstanding and exercisable outstanding at March 31, 2018 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
31,250	$5.00	31,250	$5.00
25,000	7.50	25,000	7.50
31,250	10.00	31,250	10.00
4,167	10.86	4,167	10.86
4,167	10.86
4,167	10.86
4,167	10.86
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
75,000	15.18	75,000	15.18
8,000	23.41	8,000	15.18
8,000	27.60
8,000	31.74
8,000	36.50
8,000	41.98
231,668		187,167

The following table summarizes information about the Company’s non-vested shares outstanding as of March 31, 2018:

		Weighted
		Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at September 30, 2017	36,668	$17.70
Granted	20,000	$10.14
Vested	(12,167)	$13.32
Non-vested at March 31, 2018	44,501	$13.54

Options were granted during fiscal 2017 and 2016, where the exercise price was less than the common stock price at the date of  grant or where the exercise price was greater than the common stock price at the date of grant. There have been no options granted in fiscal 2018 to date. The assumptions used in calculating the fair value of stock options granted use the Black-Scholes option pricing model for options granted were as follows:

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

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Basic

Net income	$1,923,273	$1,840,666	$3,800,828	$3,269,239
Less: preferred stock dividends	(292)	(480)	(584)	(959)
Net income applicable to common stock	$1,922,981	$1,840,186	$3,800,244	$3,268,280

Weighted average common shares outstanding	1,970,136	2,058,064	1,972,758	2,029,023

Basic earnings per share	$0.98	$0.89	$1.93	$1.61

Diluted

Net income applicable to common stock	$1,922,981	$1,840,186	$3,800,244	$3,268,280
Add: preferred stock dividends	292	480	292	959
Net income applicable for diluted earnings per share	$1,923,273	$1,840,666	$3,800,536	$3,269,239

Weighted average common shares outstanding	2,027,564	2,058,064	1,972,758	2,029,023
Add: Options	44,923	69,979	44,171	56,458
Add: Common Stock Warrants	–	–	–	–
Add: Series B Preferred Stock	1,071,200	1,071,200	1,071,200	1,071,200
Add: Series B Preferred Stock Warrants	590,145	590,145	590,145	590,145
Add: Series E Preferred Stock	77,840	127,840	77,840	127,840
Assumed weighted average common shares outstanding	3,811,672	3,917,228	3,756,114	3,874,666

Diluted earnings per share	$0.50	$0.47	$1.01	$0.84

There are 121,250 and 20,000 common stock options that are anti-dilutive that are not included in the three months ended March 31, 2018 and 2017, diluted earnings per share computations, respectively. There are 121,250 and 50,625 common stock options that are anti-dilutive that are not included in the six months ended March 31, 2018 and 2017, diluted earnings per share computations, respectively.

Note 14:        Related Party Transactions

In connection with its purchase of Marquis, Marquis  entered into a mezzanine loan in the amount of up to $7,000,000 with ICF. The ICF mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of March 31, 2018, and September 30, 2017, respectively, there was $2,000,000 outstanding on this mezzanine loan. During the three months ended March 31, 2018 and 2017, the Company recognized total interest expense of $62,500, associated with the ICF notes. During the six months ended March 31, 2018 and 2017, we recognized total interest expense of $126,389, associated with the ICF notes.

Customer Connexx LLC, a wholly-owned subsidiary of Appliance Recycling Centers of America, Inc. (“ARCA”), rents approximately 9,879 square feet of office space from the Company at its Las Vegas office which totals 11,100 square feet. ARCA paid the Company $29,929 in rent and other common area reimbursed expenses for the three months ended March 31, 2018. ARCA paid the Company $75,317 in rent and other common area reimbursed expenses for the six months ended March 31, 2018. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, Chief Financial Officer of the Company, are Chief Executive Officer and Board of Directors member and Chief Financial Officer of ARCA, respectively.

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018, the Company memorialized an agreement reached prior to any of the warrants expiring, to extend the expiration date for two years, just prior to expiration for all warrants listed. Warrants outstanding and exercisable as of March 31, 2018 and September 30, 2017 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019.

On December 30, 2017, ASH, a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”) with ARCA and ApplianceSmart, a subsidiary of ARCA.  Pursuant to the Agreement, the Purchaser purchased from ARCA all of the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6,500,000 (the “Purchase Price”). Effective April 1, 2018, ASH issued an interest bearing promissory note, with interest at 5% per annum, with a three-year term in the original amount of $3,919,494 for the balance of the purchase price.

In connection with the acquisition of Vintage Stock on November 3, 2016, Rodney Spriggs, President of Vintage Stock, holds a 41.134752% interest in the $10,000,000 Seller Subordinated Acquisition Note payable by VSAH. The terms of payment are interest only, payable monthly on the 1st of each month, until maturity 5 years and 6 months from the date of the note – November 3, 2016. Interest paid to Mr. Spriggs for the three months ended March 31, 2018 and 2017, was $83,184 and $24,681, respectively. Interest paid to Mr. Spriggs for the six months ended March 31, 2018 and 2017, was $165,454 and $106,951, respectively. Interest unpaid and accrued as of March 31, 2018 and September 30, 2017 is $28,337 and $27,423, respectively.

Also see Note 5, 8, 9, 10 and 11.

Note 15:        Commitments and Contingencies

Litigation

The Company is involved in various claims and lawsuits arising in the normal course of business. These proceedings could result in fines, penalties, compensatory or treble dames or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of March 31, 2018, results of operations, cash flows or liquidity of the Company.

Note 16:        Income Taxes

The income tax rate for the six months ended March 31, 2018 and March 31, 2017 were 50.1% and 42.1%, respectively. The effective income tax rate differs from the U.S. federal statuary rate primarily due to state taxes, extraordinary gains, and certain non-deductible expenses. As of March 31, 2018, and March 31, 2017 the Company had no uncertain tax positions. The Company is subject to taxation and files income tax returns in the U.S., and various state jurisdictions. The Company is subject to audit for U.S. purposes for the current and prior three years; and for state purposes the current and prior four years. The Company has net operating loss carry-forwards of approximately $27.2 million for U.S. income tax purposes, these net operating loss carryforwards are subject to IRC Section 382 limitations and can be carried forward indefinitely.

During the first quarter, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 34% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective as of January 1, 2018, which requires the Company to use a blended rate for the annual period. As a result, the blended federal statutory rate for the year is 24.53%. In addition, we recognized a tax expense in our tax provision for the period related to adjusting our deferred tax balance to reflect the new corporate tax rate. As a result, income tax expense reported for the six months was adjusted to reflect the effects of the change in tax law and resulted in an increase in income tax expense of approximately $2.3 million for the six-month period ended March 31, 2018.

Note 17:        Segment Reporting

The Company operates in three segments which are characterized as: (1) Manufacturing, (2) Retail and Online, and (3) Services. The Manufacturing Segment consists of Marquis Industries, the Retail and Online segment consists of Vintage Stock, ApplianceSmart, Modern Everyday and LiveDeal.com, and the Services segment consists of the directory services business.

The following tables summarize segment information for the three and six months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Revenues
Retail and Online	$31,183,512	$19,975,533	$52,476,983	$34,752,256
Manufacturing	20,808,622	18,343,692	39,687,157	35,531,226
Services	187,794	217,200	383,852	441,607
	$52,179,928	$38,536,425	$92,547,992	$70,725,089

Gross profit
Retail and Online	$14,536,885	$11,084,654	$25,992,687	$19,152,262
Manufacturing	4,936,246	5,186,082	9,688,814	9,549,375
Services	177,570	204,634	365,090	418,965
	$19,650,701	$16,475,370	$36,046,591	$29,120,602

Operating income (loss)
Retail and Online	$2,391,848	$2,535,159	$4,623,324	$4,279,126
Manufacturing	1,504,823	2,531,388	3,007,077	4,252,648
Services	177,292	204,310	364,350	418,151
	$4,073,963	$5,270,857	$7,994,751	$8,949,925

Depreciation and amortization
Retail and Online	$440,503	$326,675	$1,117,964	$555,106
Manufacturing	866,756	761,523	1,585,200	1,468,139
Services	–	–	–	–
	$1,307,259	$1,088,198	$2,703,164	$2,023,245

Interest expenses
Retail and Online	$1,349,291	$1,603,120	$3,371,698	$2,682,426
Manufacturing	472,429	431,933	918,334	802,103
Services	–	–	–	–
	$1,821,720	$2,035,053	$4,290,032	$3,484,529

Net income before provision for income taxes
Retail and Online	$1,161,581	$1,193,591	$5,214,176	$2,016,338
Manufacturing	1,019,656	1,981,175	2,083,049	3,216,069
Services	177,292	204,310	364,350	418,151
	$2,358,529	$3,379,076	$7,661,575	$5,650,558

	As of	As of
	March 31,	September 30,
	2018	2017
Total assets
Retail and Online	$86,373,999	$81,703,371
Manufacturing	50,860,338	46,783,429
Services	90,586	107,795
	$137,324,923	$128,594,595

Goodwill and intangible assets
Retail and Online	$40,716,285	$40,778,865
Manufacturing	358,550	373,184
Services	–	–
	$41,074,835	$41,152,049

Note 18:        Subsequent Events

ApplianceSmart, Inc. Financing

As previously announced by Live Ventures Incorporated (the “Company”), on December 30, 2017, ApplianceSmart Holdings LLC, a wholly-owned subsidiary of the Company (the “Purchaser”), entered into a Stock Purchase Agreement (the “Agreement”) with Appliance Recycling Centers of America, Inc. (the “Seller”) and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of the Seller. Pursuant to the Agreement, the Purchaser purchased (the “Transaction”) from the Seller all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6,500,000 (the “Purchase Price”). The Purchaser was required to deliver the Purchase Price, and a portion of the Purchase Price was delivered, to the Seller prior to March 31, 2018. Between March 31, 2018 and April 24, 2018, the Purchaser and the Seller negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price. On April 25, 2018, the Purchaser delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919,494.46 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,580,505.54 of the Purchase Price was paid in cash by the Purchaser to the Seller. The Purchaser may reborrow funds, and pay interest on such reborrowings, from the Seller up to the Original Principal Amount.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2018, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our 2017 Form 10-K.

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

Vintage Stock

On November 3, 2016, Live Ventures through its wholly-owned subsidiary Vintage Stock Affiliated Holdings LLC, acquired 100% of Vintage Stock (collectively “Vintage Stock”). Vintage Stock is an award-winning specialty entertainment retailer with 58 storefronts across the Midwest and Southwest. Vintage Stock enjoys a wide customer base comprised of electronic entertainment enthusiasts, avid collectors, female gamers, children, seniors and more. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 33 Vintage Stock, 3 V-Stock, 13 Movie Trading company and 9 EntertainMart retail locations strategically positioned across Texas, Idaho, Oklahoma, Kansas, Missouri, Colorado, Illinois, Arkansas, Utah and New Mexico. In addition to offering a wide array of products, Vintage Stock also offers services to customers, such as rentals, special orders, disc and video game hardware repair and more. Vintage Stock’s “Cooler Than Cash” program rewards loyal customers. When Vintage Stock customers bring in items to sell, the customer has two options: (i) sell their pre-owned products for cash or (ii) opt for store credit and receive a fifty percent bonus.

ApplianceSmart

On December 30, 2017, the Company, through its newly formed, wholly-owned subsidiary, Appliancesmart Holdings LLC, entered into a series of agreements in connection with its purchase of Appliancesmart. Appliancesmart is engaged in the sale of new major appliances through a chain of company-owned retail stores. Appliancesmart is a leading appliance dealer in Minnesota, Ohio, Georgia and Texas with 17 stores . Appliancesmart sells leading brands such as Whirlpool, General Electric, Frigidaire, LG and Samsung.

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

LiveDeal

LiveDeal Inc. operates LiveDeal.com, a real time “deal engine” connecting restaurants with consumers. LiveDeal.com provides marketing solutions to restaurants to boost customer awareness and merchant visibility on the internet. The marketing solutions that LiveDeal.com provides have not provided any revenue to date. The Company is evaluating possibilities for using the LiveDeal.com deal engine for alternative marketing purposes.

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

Results of Operations

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
		% of Total		% of Total
		Revenue		Revenue
Statement of Income Data:
Revenue	52,179,928	100.0%	38,536,425	100.0%
Cost of Revenue	32,529,227	62.3%	22,061,055	57.2%
Gross Profit	19,650,701	37.7%	16,475,370	42.8%
General and Administrative Expense	11,856,575	22.7%	9,149,865	23.7%
Selling and Marketing Expense	3,720,163	7.1%	2,054,648	5.3%
Operating Income	4,073,963	7.8%	5,270,857	13.7%
Interest Expense, net	(1,821,720)	-3.5%	(2,035,053)	-5.3%
Bargain Purchase Gain on Acquisition	–	0.0%	–	0.0%
Other Income	106,286	0.2%	143,272	0.4%
Net Income before Income Taxes	2,358,529	4.5%	3,379,076	8.8%
Provision for Income Taxes	435,256	0.8%	1,538,410	4.0%
Net Income	1,923,273	3.7%	1,840,666	4.8%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Net	% of	Net	% of Total
	Revenue	Total Revenue	Revenue	Total Revenue
Revenue
Used Movies, Music, Games and Other	$11,484,038	22.0%	$11,295,891	29.3%
New Movies, Music, Games and Other	8,196,249	15.7%	8,333,393	21.6%
Rentals, Concessions and Other	311,381	0.6%	320,618	0.8%
Retail Appliance Boxed Sales	7,694,343	14.7%	–	0.0%
Retail Appliance UnBoxed Sales	3,040,023	5.8%	–	0.0%
Retail Appliance Delivery, Warranty and Other	457,478	0.9%	–	0.0%
Kitchen and Home Products	–	0.0%	25,631	0.1%
Carpets	13,821,590	26.5%	13,726,027	35.6%
Hard Surface Products	5,689,905	10.9%	3,277,930	8.5%
Synthetic Turf Products	1,297,127	2.5%	1,339,735	3.5%
Directory Services	187,794	0.4%	217,200	0.6%
Total Revenue	$52,179,928	100.0%	$38,536,425	100.0%

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$8,910,987	77.6%	$8,696,689	77.0%
New Movies, Music, Games and Other	1,979,062	24.1%	2,197,935	26.4%
Rentals, Concessions and Other	197,725	63.5%	188,630	58.8%
Retail Appliance Boxed Sales	1,651,788	21.5%	–
Retail Appliance UnBoxed Sales	1,195,871	39.3%	–
Retail Appliance Delivery, Warranty and Other	601,452	131.5%	–
New Kitchen and Home Products	–		1,400	5.5%
Carpets	3,844,943	27.8%	3,386,745	24.7%
Hard Surface Products	1,409,933	24.8%	882,248	26.9%
Synthetic Turf Products	(318,630)	-24.6%	917,089	68.5%
Directory Services	177,570	94.6%	204,634	94.2%
Total Gross Profit	$19,650,701	37.7%	$16,475,370	42.8%

Revenue

Revenue increased $13,643,503, or 35.4% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

The increase in revenue was primarily attributable to the following:

Revenue from our new acquisition of Appliancesmart – Retail Appliance Boxed Sales $7,694,343, Retail Appliance UnBoxed Sales $3,040,023 and Retail Appliance Delivery, Warranty and Other $457,478.

Revenue increased in the following categories as compared to the prior year period:

Used Movies, Music, Games and Other increased $188,147 or 1.7%.

Hard Surface Products increased $2,411,975 or 73.6% and Carpets $95,563 or 0.7%.

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

New Movies, Music, Games and Other decreased $137,144 or 1.6%m Rentals, Concessions and Other $9,237 or 2.9%.

Synthetic Turf Products decreased $42,608 or 3.2%

Kitchen and Home Products decreased $25,631 or 100%, and Directory Services decreased $29,406 or 13.5%.

Cost of Revenue

Cost of revenue increased $10,468,172, or 47.5% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily because of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $3,175,331 or 19.3%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

The increase in gross profit was primarily attributable to the following:

Gross profits from our acquisition of Appliancesmart – Retail Appliance Boxed Sales $1,651,788 or 21.5% gross profit margin, Retail appliance UnBoxed Sales $1,195,871 or 39.3% gross profit margin and Retail Appliance Delivery, Warranty and Other $601,452.

Gross profit increased in the following categories as compared to the prior year period:

Used Movies, Music, Games and Other increased $214,298, or 2.5%. Gross profit margin increased slightly to 77.6% from 77.0%.

Rentals, Concession and Other increased $9,095, or 4.8%. Gross profit margin increased to 63.5% from 58.8%.

Carpets increased $458,198 or 13.5%. Gross profit margin increased to 27.8% from 24.7%.

Hard Surface Products increased $527,685 or 59.8%. Gross profit margin decreased to 24.8% from 26.9%.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

New Movies, Music, Games and Other decreased $218,873 or 10.0%. New Movies, Music, Games and Other gross profit margin decreased to 24.1% from 26.4%.

New Kitchen and Home Products decreased $1,400 or 100.0%.

Synthetic Turf Products decreased $1,235,719 or 134.7%. Synthetic Turf Products gross profit margin decreased from 68.5% to a loss of 24.6%. Lost a major synthetic turf customer. Company has replaced this customer with a new one in fiscal Q3 2018.

Directory Services decreased $27,064 or 13.2%. Directory Services gross profit margin increased slightly to 94.6% from 94.2%.

General and Administrative Expense

General and Administrative expense increased $2,706,710 or 29.6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in general and administrative expense was primarily attributable to general and administrative expense from our new acquisition Appliancesmart of $1,670,482.

Selling and Marketing Expense

Selling and marketing expense increased $1,665,515 or 81.1%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in selling and marketing expense was primarily attributable an increase from our new acquisition Appliancesmart of $1,411,769.

Operating Income

Because of the factors described above, operating income of $4,073,963 for the three months ended March 31, 2018, represented a decrease of $1,196,894 over the comparable prior year period of $5,270,857, or 22.7%.

Interest Expense, net

Interest expense net decreased $213,333 or 10.5%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to pay down of debt for the financing related to the acquisition of Vintage Stock as more fully discussed in Notes 5 and 7 of the unaudited condensed consolidated financial statements.

Other Income and Expense

Other income and expense decreased $36,986 or 25.8%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Provision for Income Taxes

Provision for income taxes decreased $1,103,154, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in provision for income taxes is primarily attributable to the decrease in pre-tax income and the application of an estimated effective tax rate of 28.2%, and the release of the valuation allowance in fiscal 2017. The income tax provision is primarily deferred due to the Company’s approximately $27.2 million of net operating loss carryforwards for federal income tax purposes.

Net Income

The factors described above led to net income of $1,923,273 for the three months ended March 31, 2018, or a 4.5% increase from net income of $1,840,666 for the three months ended March 31, 2017.

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Six Months Ended		Six Months Ended
	March 31, 2018		March 31, 2017
		% of Total		% of Total
		Revenue		Revenue
Statement of Income Data:
Revenue	92,547,992	177.4%	70,725,089	183.5%
Cost of Revenue	56,501,401	108.3%	41,604,487	108.0%
Gross Profit	36,046,591	69.1%	29,120,602	75.6%
General and Administrative Expense	22,255,705	42.7%	16,208,539	42.1%
Selling and Marketing Expense	5,796,135	11.1%	3,962,138	10.3%
Operating Income	7,994,751	15.3%	8,949,925	23.2%
Interest Expense, net	(4,290,032)	-8.2%	(3,484,529)	-9.0%
Bargain Purchase Gain on Acquisition	3,773,486	7.2%	–	0.0%
Other Income	183,370	0.4%	185,162	0.5%
Net Income before Income Taxes	7,661,575	14.7%	5,650,558	14.7%
Provision for Income Taxes	3,860,747	7.4%	2,381,319	6.2%
Net Income	3,800,828	7.3%	3,269,239	8.5%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Six Months Ended		Six Months Ended
	March 31, 2018		March 31, 2017
	Net	% of	Net	% of Total
	Revenue	Total Revenue	Revenue	Total Revenue
Revenue
Used Movies, Music, Games and Other	$22,855,946	24.7%	$19,093,309	27.0%
New Movies, Music, Games and Other	17,760,605	19.2%	15,041,319	21.3%
Rentals, Concessions and Other	599,915	0.6%	497,651	0.7%
Retail Appliance Boxed Sales	7,741,689	8.4%	–	0.0%
Retail Appliance UnBoxed Sales	3,056,452	3.3%	–	0.0%
Retail Appliance Delivery, Warranty and Other	462,376	0.5%	–	0.0%
Kitchen and Home Products	–	0.0%	119,977	0.2%
Carpets	26,725,275	28.9%	26,562,577	37.6%
Hard Surface Products	10,778,324	11.6%	6,468,533	9.1%
Synthetic Turf Products	2,183,558	2.4%	2,500,116	3.5%
Directory Services	383,852	0.4%	441,607	0.6%
Total Revenue	$92,547,992	100.0%	$70,725,089	100.0%

	Six Months Ended		Six Months Ended
	March 31, 2018		March 31, 2017
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$17,798,011	77.9%	$14,812,644	77.6%
New Movies, Music, Games and Other	4,347,666	24.5%	4,006,873	26.6%
Rentals, Concessions and Other	378,699	63.1%	289,665	58.2%
Retail Appliance Boxed Sales	1,662,341	21.5%	–
Retail Appliance UnBoxed Sales	1,201,360	39.3%	–
Retail Appliance Delivery, Warranty and Other	604,610	130.8%	–
New Kitchen and Home Products	–		43,080	35.9%
Carpets	6,974,293	26.1%	6,132,352	23.1%
Hard Surface Products	2,729,484	25.3%	1,759,617	27.2%
Synthetic Turf Products	(14,963)	-0.7%	1,657,406	66.3%
Directory Services	365,090	95.1%	418,965	94.9%
Total Gross Profit	$36,046,591	38.9%	$29,120,602	41.2%

Revenue

Revenue increased $21,822,903, or 30.9% for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017.

The increase in revenue was primarily attributable to the following:

Revenue from our new acquisition Appliancesmart for the short period of December 31, 2017 through March 31, 2018 – Retail Appliance Box Sales $7,741,689, Retail Appliance UnBoxed Sales $3,056,452 and Retail Appliance Delivery, Warranty and Other $462,376.

Revenue increased in the following categories as compared to the prior year period:

Used Movies, Music, Games and Other increased $3,762,637 or 19.7%, New Movies, Music, Games and Other increased $2,719,286 or 18.1%, Rentals, Concessions and Other increased $102,264 or 20.5%. Please note that Vintage Stock was acquired November 3, 2016. The prior year results is not a full six months of revenue.

Hard Surface Products increased $4,309,791 or 66.6%, and Carpets $162,698 or 0.6%.

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Kitchen and Home Products decreased $119,977 or 100.0%

Synthetic Turf Products decreased $316,558 or 12.7%

Directory Services decreased $57,755 or 13.1%

Cost of Revenue

Cost of revenue increased $14,896,914, or 35.8% for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017, primarily because of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $6,925,989 or 23.8%, for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017.

The increase in gross profit was primarily attributable to the following:

The gross profits provided by our Appliancesmart acquisition

Retail Appliance Boxed Sales $1,662,341 or 21.5% gross profit margin.

Retail Appliance UnBoxed Sales $1,201,360 or 39.3% gross profit margin.

Retail Appliance Delivery, Warranty and Other $604,610.

Gross profit increased in the following categories as compared to the prior year period:

Used Movies, Music, Games and Other increased $2,985,367 or 20.2%. Used Movies, Music, Games and Other gross profit margin increased slightly to 77.9% from 77.6%.

New Movies, Music, Games and Other $340,793 or $8.5%. New Movies, Music, Games and Other gross profit margin decreased to 24.5% from 26.6%.

Rentals, Concessions and Other $89,034 or 30.7%. Rentals, Concessions and Other gross profit margin increased to 63.1% from 58.2%.

Carpets increased $841,941 or 13.7%. Carpets gross profit margin increased to 26.1% from 23.1%.

Hard Surface Products increased $969,867 or 55.1%. Hard Surface Products gross profit decreased to 25.3% from 27.2%.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

New Kitchen and Home Products decreased $43,080 or 100.0%.

Synthetic Turf Products decreased $1,672,369 or 100.9%. Synthetic Turf Products gross profit margin decreased to a loss of 0.7% from 66.3%. The Company lost a major customer. The Company has replaced this lost customer in fiscal Q3.

Directory Services gross profit decreased $53,875 or 12.9%. Directory Services gross profit margin increased to 95.1% from 94.9%

General and Administrative Expense

General and Administrative expense increased $6,047,166 or 37.3%, for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017.

Selling and Marketing Expense

Selling and marketing expense increased $1,833,997 or 46.3%, for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017.

Operating Income

Because of the factors described above, operating income of $7,994,751 for the six months ended March 31, 2018, represented a decrease of $955,174 over the comparable prior year period of $8,949,925, or 10.7%.

Interest Expense, net

Interest expense net increased $805,503 or 23.1%, for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017

Other Income and Expense

Other income and expense increased $3,771,694, for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017. The increase in other income and expense was primarily the result of the bargain purchase gain on acquisition of Appliancesmart of $3,773,486.

Provision for Income Taxes

Provision for income taxes increased $1,479,428, for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017. The increase in provision for income taxes is primarily attributable to the increase in pre-tax income and the application of an estimated effective tax rate of 28.2%, and the release of the valuation allowance in 2016. The income tax provision is primarily deferred due to the Company’s approximately $27.2 million of net operating loss carryforwards for federal income tax purposes.

Net Income

The factors described above led to net income of $3,800,828 for the six months ended March 31, 2018, or a 16.3% increase from net income of $3,269,239 for the six months ended March 31, 2017.

Segment Performance

We report our business in the following segments: Retail and Online, Manufacturing and Services. We identified these segments based on a combination of business type, customers serviced and how we divide management responsibility. Our revenues and profits are driven through our physical stores, e-commerce, individual sales reps and our internet services.

Operating income by operating segment, is defined as income before net interest expense, other income and expense, provision for income taxes and income attributable to non-controlling interest.

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Segments in $				Segments in $
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total
Revenue	$31,183,512	$20,808,622	$187,794	$52,179,928	$19,975,533	$18,343,692	$217,200	$38,536,425
Cost of Revenue	16,646,627	15,872,376	10,224	32,529,227	8,890,879	13,157,610	12,566	22,061,055
Gross Profit	14,536,885	4,936,246	177,570	19,650,701	11,084,654	5,186,082	204,634	16,475,370
General and Administrative Expense	10,499,918	1,356,379	278	11,856,575	8,204,504	945,037	324	9,149,865
Selling and Marketing Expense	1,645,119	2,075,044	–	3,720,163	344,991	1,709,657	–	2,054,648
Operating Income (Loss)	$2,391,848	$1,504,823	$177,292	$4,073,963	$2,535,159	$2,531,388	$204,310	$5,270,857

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	Segments in % of Revenue				Segments in % of Revenue
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total
Revenue	59.4%	52.4%	48.9%	56.4%	57.5%	51.6%	49.2%	54.5%
Cost of Revenue	31.7%	40.0%	2.7%	35.1%	25.6%	37.0%	2.8%	31.2%
Gross Profit	27.7%	12.4%	46.3%	21.2%	31.9%	14.6%	46.3%	23.3%
General and Administrative Expense	20.0%	3.4%	0.1%	12.8%	23.6%	2.7%	0.1%	12.9%
Selling and Marketing Expense	3.1%	5.2%	0.0%	4.0%	1.0%	4.8%	0.0%	2.9%
Operating Income (Loss)	4.6%	3.8%	46.2%	4.4%	7.3%	7.1%	46.3%	7.5%

Retail and Online Segment

Segment results for Retail and Online include Vintage, Modern Everyday and LiveDeal. Revenue for the three months ended March 31, 2018 increased $11,207,979, or 56.1%, as compared to the prior year period, as a result of the acquisition of the Appliancesmart business on December 30, 2017 which provided $7,694,343 of Retail Appliance Box Sales, $3,040,023 of Retail Appliance UnBox Sales and $457,478 of Retail Appliance Delivery, Warranty and Other revenue, $188,147 of Used movies, music, games and other revenue; partially offset by decreases in revenue of $137,144 or 1.6% of New movies, music, games and other revenue, $9,237 or 2.9% of Movie Rental, concession and other revenue; partially offset by a decrease in New kitchen and home products revenue of $25,631, or 100.0% from the prior year period. Cost of revenue for the three months ended March 31, 2018 increased $7,755,748, or 87.2%, because of the Appliancesmart business which had cost of revenue for Retail Appliances Boxed of $6,042,555, $1,844,152 for Retail Appliances UnBoxed,. New movies, music, games and other of $81,729; partially offset by a decrease in cost of revenue for Used Movies, Music, Games and Other $26,151, net credit for the period for Retail Appliance Delivery, Warranty and Other of $143,974 New Movie Rental, concession and other of $18,332, Kitchen and home products of $24,231, or 94.5% from the prior year period. Operating income for the three months ended March 31, 2018 decreased $143,311, because of increased gross profit of $3,452,231, offset by an increase in general and administrative expense of $2,295,414, and an increase in selling and marketing expense of $1,300,128.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the three months ended March 31, 2018 increased $2,464,930, or 13.4%, as compared to the prior year period, because of increased sales of hard surface products of $2,411,975 and carpets of $95,563 partially offset by a decrease in sales of Synthetic turf products of $42,608. Cost of revenue for the three months ended March 31, 2018 increased $2,714,766, or 20.6%, as compared to the prior year period, because of an increase in cost of revenue for synthetic turf products of $1,193,111, hard surface products of $1,884,290 partially offset by a decrease in cost of revenue of carpets $362,635. Operating income for the three months ended March 31, 2018 decreased $1,026,565, or 40.6%, as compared to the prior year period, because of a decrease in gross profit of $249,836, an increase in general and administrative expense of $411,342 and an increase in selling and marketing expense of $365,387.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues for the three months ended March 31, 2018 decreased $29,406, or 13.5%, as compared to the prior year period, because of decreasing renewals. Operating earnings for the three months ended March 31, 2018 decreased $27,018, or 13.2% compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

	Six Months Ended March 31, 2018				Six Months Ended March 31, 2017
	Segments in $				Segments in $
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total
Revenue	$52,476,983	$39,687,157	$383,852	$92,547,992	$34,752,256	$35,531,226	$441,607	$70,725,089
Cost of Revenue	26,484,296	29,998,343	18,762	56,501,401	15,599,994	25,981,851	22,642	41,604,487
Gross Profit	25,992,687	9,688,814	365,090	36,046,591	19,152,262	9,549,375	418,965	29,120,602
General and Administrative Expense	19,511,521	2,743,445	739	22,255,705	14,267,867	1,939,858	814	16,208,539
Selling and Marketing Expense	1,857,842	3,938,292	1	5,796,135	605,269	3,356,869	–	3,962,138
Operating Income	$4,623,324	$3,007,077	$364,350	$7,994,751	$4,279,126	$4,252,648	$418,151	$8,949,925

	Six Months Ended March 31, 2018				Six Months Ended March 31, 2017
	Segments in % of Revenue				Segments in % of Revenue
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	50.5%	75.6%	4.9%	61.1%	44.9%	73.1%	5.1%	58.8%
Gross Profit	49.5%	24.4%	95.1%	38.9%	55.1%	26.9%	94.9%	41.2%
General and Administrative Expense	37.2%	6.9%	0.2%	24.0%	41.1%	5.5%	0.2%	22.9%
Selling and Marketing Expense	3.5%	9.9%	0.0%	6.3%	1.7%	9.4%	0.0%	5.6%
Operating Income	8.8%	7.6%	94.9%	8.6%	12.3%	12.0%	94.7%	12.7%

Retail and Online Segment

Segment results for Retail and Online include Vintage, Modern Everyday and LiveDeal. Revenue for the six months ended March 31, 2018 increased $17,724,727, or 51.0%, as compared to the prior year period, as a result of the acquisition of the Appliancesmart business on December 30, 2017 which provided $7,741,689 of Retail Appliance Boxed Sales, $3,056,452 of Retail Appliance UnBoxed Sales and $462,376 of Retail Appliance Delivery, Warranty and Other; $3,762,637 of Used movies, music, games and other revenue; $2,719,286 of New movies, music, games and other revenue; $102,264 of Movie Rental, concession and other revenue; partially offset by a decrease in New kitchen and home products revenue of $119,977, or 100.0% from the prior year period. Cost of revenue for the six months ended March 31, 2018 increased $10,884,302, or 69.8%, because of the Appliancesmart business which had cost of revenue for Retail Appliance Boxed Sales $6,079,348, Retail Unboxed Sales of $1,855,092 and Retail Appliance Delivery, Warranty and Other a credit of $142,234; Used movies, music, games and other of $777,270, New movies, music, games and other of $2,378,493; Movie Rental, concession and other of $13,230; partially offset by a decrease in cost of revenue for New Kitchen and home products of $76,897, or 100.0% from the prior year period. Operating income for the six months ended March 31, 2018 increased $344,198, because of increased gross profit of $6,840,425, partially offset by an increase in general and administrative expense of $5,243,654, and an increase in selling and marketing expense of $1,252,573.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the six months ended March 31, 2018 increased $4,155,931, or 11.7%, as compared to the prior year period, because of increased sales of hard surface products of $4,309,791, carpet products of $162,698, partially offset by a decrease in synthetic turf products of $316,558. Cost of revenue for the six months ended March 31, 2018 increased $4,016,492, or 15.5%, as compared to the prior year period, because of an increase in the cost of revenue of synthetic turf products of $1,355,811, hard surface products of $3,339,924; partially offset by a decrease in cost of revenue of carpets of $679,243. Operating income for the six months ended March 31, 2018 decreased $1,245,571, or 29.3%, as compared to the prior year period, because of an increase in gross profit of $139,439 offset by an increase in general and administrative expense of $803,587 and an increase in selling and marketing expense of $581,423.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues for the six months ended March 31, 2018 decreased $57,755, or 13.1%, as compared to the prior year period, because of decreasing renewals. Operating earnings for the six months ended March 31, 2018 decreased $53,801, or 12.9%, compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

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

We have two asset-based revolver lines of credit (a) the Bank of America Revolver Loan (“BofA Revolver”) utilized by Marquis and (b) the Texas Capital Bank Revolver Loan (“TCB Revolver”) utilized by Vintage Stock.

As of March 31, 2018, we had total cash on hand of $2,499,264 and an additional $9,798,348 of available borrowing under the BofA Revolver and an additional $3,876,322 of available borrowing under the TCB Revolver. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances, our then-current commitments and obligations, the amount, nature and timing of our capital requirements, any limitations imposed by our current credit arrangements and overall market conditions.

As of March 31, 2018, we have $45,824,329 current portion of notes payable, including $25,924,457 payable to Capitala. We are not in compliance as of March 31, 2018 with the Capitala Term Loan total leverage ratio and do not anticipate that we will regain compliance with this covenant until sometime in fiscal year ended September 30, 2019 based upon our current operating forecast. We are seeking alternatives to resolving the out of compliance condition including negotiating with Capitala and seeking alternative credit sources. There can be no assurance that the Company will be able to complete any such transactions on acceptable terms, if at all. The resolution of the out of compliance condition has not occurred with Capitala and is not certain as of the date of filing of these financial statements May 15, 2018. The Capitala Term Loan has been classified as a short-term obligation at March 31, 2018 and September 30, 2017 as a result of this default.

Cash Flows

During the six months ended March 31, 2018, cash provided by operations was $6,505,361, compared to $3,392,688 during the six months ended March 31, 2017. The increase in cash provided by operations of $3,112,673 as compared to the prior period; was primarily due to an increase in net income of $531,589, an increase in depreciation and amortization expense of $679,919, a decrease due to the bargain purchase gain of Appliancesmart of $3,773,486, an increase due to loss on sale of equipment of $14,158, an increase to the change in deferred income taxes primarily related to the change in corporate tax rates of $1,938,156, a release of restricted cash of $750,000, a decrease in non-cash expenses of $58,396, and an increase in cash provided by operations for working capital purposes of $3,030,733.

Some of the significant changes in cash provided by or used by operations for working capital purposes, as compared to the prior year period include:

Cash provided by a decrease in prepaid expenses and other current assets of $1,786,051 was the primary result of financing deposits initially placed with equipment manufacturers from Banc of America Leasing & Capital LLC upon receiving and putting into service certain new equipment at Marquis.

Cash provided by a decrease in accounts receivable of $904,084 due to increased collections at Marquis.

Cash provided by an increase in accounts payable by $1,494,019 at Marquis, Vintage and Appliancesmart.

Cash used in investing activities was $6,913,314 and $52,691,066 for the six months ended March 31, 2018 and March 31, 2017, respectively. The $45,777,752 decrease in cash used in investing activities, as compared to the prior period, is primarily attributable to the acquisition of Vintage Stock for $47,310,900 of consideration given, net of cash acquired, including the $10,000,000 of seller financing provided, proceeds from the sale of equipment of $10,000; partially offset by the increase in purchase and placement into service of new equipment of $1,242,603, primarily for Marquis; and the purchase of intangible assets – software of $300,545.

Cash used by financing activities was $1,065,322 and provided by financing activities of $49,279,932 for the six months ended March 31, 2018 and March 31, 2017, respectively. The $50,345,254 decrease in cash provided, as compared to the prior period, was attributable to decreased net borrowings on our two revolver loans of $15,931,411; a decrease in the proceeds from notes payable of $33,052,843 primarily attributable to the acquisition of Vintage Stock, a decrease in debt issuance costs of $1,155,000, a decrease in series A preferred stock dividends of $959, an increase in payments of notes payable of $2,135,512, and an increase in purchase of common treasury stock of $377,447, and an increase in the purchase of series E preferred treasury stock of $4,000.

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

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 8 to the unaudited condensed consolidated financial statements. At March 31, 2018 and September 30, 2017, we had $9,798,348 and $9,691,672 of additional borrowing availability on the BofA Revolver, respectively. Maximum borrowing under the BofA Revolver is $15 million. A total of approximately $72,715 of letters of credit was outstanding at March 31, 2018 and September 30, 2017. The weighted average interest rate for the period of October 1, 2017 through March 31, 2018 was 3.71%. We borrowed $44,010,811 and repaid $43,732,689 on the BofA Revolver during the six months ended March 31, 2018, resulting in an outstanding balance on the BofA Revolver of $5,128,937 and $4,850,815 at March 31, 2018 and September 30, 2017, respectively.

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver, subject to availability as described in Note 8 to the unaudited condensed consolidated financial statements. On March 31, 2018 and September 30, 2017, we had $3,876,322 and $6,214,324, of additional borrowing availability on the TCB Revolver, respectively. Maximum borrowing under the TCB Revolver is $20,000,000. No letters of credit were outstanding at any time during the period of October 1, 2017 through March 31, 2018. The weighted average interest rate for the period of October 1, 2017 through March 31, 2018 was 4.1128%. We borrowed $38,625,006 and repaid $39,678,798 on the TCB Revolver during the period of October 1, 2017 through March 31, 2018, resulting in an outstanding balance on the TCB Revolver of $11,466,645 and $12,520,437 at March 31, 2018 and September 30, 2017, respectively.

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

Off-Balance Sheet Arrangements

At March 31, 2018, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2018, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk, foreign customer purchases or commodity price risk.

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

Changes in Internal Control over Financial Reporting . There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of March 31, 2018. Our assessment found the following material weaknesses. Management’s assessment concluded that it has the following material weaknesses: (a) lack of sufficient controls around the financial reporting process; (b) lack of proper segregation of duties within the financial reporting process; (c) lack of adequate controls surrounding management’s review of the income tax provision process; (d) lack of controls surrounding the assessment of certain cash flow and balance sheet classifications; and (e) lack of sufficient controls around the process for business combinations.

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

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2018, the Company announced a $10.0 million common stock repurchase program. Below are the purchases during the quarterly period ended March 31, 2018:

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
March 2018	10,000	$12.79	10,000	$10,000,000 $9,971,945
Totals	10,000		10,000

ITEM 3.           Defaults Upon Senior Securities

On November 3, 2016, the Company, through Vintage Stock Affiliated Holdings LLC (“VSAH”), entered into a series of agreements in connection with its purchase of Vintage Stock. As a part of those agreements, VSAH and Vintage Stock (the “Term Loan Borrowers”) obtained $29,871,650 of mezzanine financing (the “Capitala Term Loan”) from the lenders as defined in the term loan agreement, and Capitala Private Credit Fund V, L.P., in its capacity as lead arranger (“Capitala”). Wilmington Trust, National Association, acts as administrative and collateral agent on behalf of the Term Loan Lenders. We are not in compliance as of March 31, 2017, with the Capitala Term Loan total leverage ratio and do not anticipate that we will regain compliance with this covenant until sometime in fiscal year ended September 30, 2019, based upon our current operating forecast. We are seeking alternatives to resolving the out of compliance condition including negotiating with Capitala and seeking alternative credit sources. There can be no assurance that the Company will be able to complete any such transactions on acceptable terms, if at all. The resolution of the out of compliance condition has not occurred with Capitala.

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

Live Ventures Incorporated

Dated: May 16, 2018	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2018	/s/ Virland A Johnson
Chief Financial Officer
(Principal Financial Officer)

