Form 10-Q
period 2018-06-30
LIVE VENTURES Inc
filed 2018-08-14
CIK 1045742

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number 001-33937

Live Ventures Incorporated

(Exact name of registrant as specified in its charter)

Nevada	85-0206668
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

325 E. Warm Springs Road, Suite 102 Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 14, 2018 was 1,960,059.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2018

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2018	2017
	(Unaudited)

Assets
Cash	$2,293,016	$3,972,539
Trade receivables, net	13,418,871	10,636,925
Inventories	43,797,720	34,501,801
Prepaid expenses and other current assets	4,463,065	6,435,891
Total current assets	63,972,672	55,547,156

Property and equipment, net	28,244,258	22,817,860
Restricted cash	750,000	–
Deposits and other assets	1,087,313	77,520
Deferred taxes	3,787,827	9,000,010
Intangible assets, net	7,016,617	4,205,314
Goodwill	36,946,735	36,946,735
Total assets	$141,805,422	$128,594,595

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$11,595,214	$8,224,057
Accrued liabilities	10,180,331	8,986,734
Income taxes payable	350,217	351,689
Current portion of long-term debt	14,087,636	48,877,536
Current portion of related parties long-term debt	391,949	–
Total current liabilities	36,605,347	66,440,016

Long-term debt, net of current portion	59,914,025	26,570,271
Long-term debt, related parties, net of current portion	5,425,765	2,000,000
Other non-current obligations	357,345	–
Total liabilities	102,302,482	95,010,287

Commitments and contingencies

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at June 30, 2018 and September 30, 2017	214	214
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and 77,840 shares outstanding at June 30, 2018 127,840 shares issued and outstanding at September 30, 2017, with a liquidation preference of $0.30 per share outstanding	128	128
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,088,186 shares issued and 1,960,059 shares outstanding at June 30, 2018; 2,088,186 shares issued and 1,991,879 shares outstanding at September 30, 2017	2,088	2,088
Paid in capital	63,605,148	63,157,178
Treasury stock common 126,050 shares as of June 30, 2018 and 128,127 shares as of September 30, 2017	(1,401,912)	(999,584)
Treasury stock Series E preferred 50,000 shares as of June 30, 2018 and no shares as of September 30, 2017	(4,000)	–
Accumulated deficit	(22,698,726)	(28,575,716)
Total stockholders' equity	39,502,940	33,584,308
Total liabilities and stockholders' equity	$141,805,422	$128,594,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Revenues	$54,662,057	$41,377,493	$147,210,049	$112,102,582
Cost of revenues	35,847,839	24,383,596	92,349,240	65,988,083
Gross profit	18,814,218	16,993,897	54,860,809	46,114,499

Operating expenses:
General and administrative expenses	13,374721	9,335,904	35,630,426	25,544,443
Sales and marketing expenses	4,541,677	2,274,866	10,337,812	6,237,004
Total operating expenses	17,916,398	11,610,770	45,968,238	31,781,447
Operating income	897,820	5,383,127	8,892,571	14,333,052
Other (expense) income:
Interest expense, net	(2,711,282)	(2,127,790)	(7,001,314)	(5,612,319)
Bargain purchase gain on acquisition	3,644,889	–	7,418,375	–
Other income	70,805	12,652	254,175	197,814
Total other (expense) income, net	1,004,412	(2,115,138)	671,236	(5,414,505)
Income before provision for income taxes	1,902,232	3,267,989	9,563,807	8,918,547
Provision (benefit) for income taxes	(174,806)	1,139,946	3,685,941	3,521,265
Net income	$2,077,038	$2,128,043	$5,877,866	$5,397,282

Earnings per share:
Basic	$1.05	$1.04	$2.98	$2.36
Diluted	$0.56	$0.55	$1.56	$1.31

Weighted average common shares outstanding:
Basic	1,970,136	2,044,767	1,972,758	2,289,646
Diluted	3,740,204	3,869,248	3,765,344	4,131,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2018	2017

OPERATING ACTIVITIES:
Net income	$5,877,866	$5,397,282
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	4,524,397	3,112,786
Gain on bargain purchase of acquisition	(7,418,375)	–
Loss on disposal of property and equipment	4,615	55,703
Charge off and amortization of debt issuance cost	930,695	157,158
Stock based compensation expense	447,970	137,011
Deferred rent	133,241	–
Change in reserve for uncollectible accounts	148,714	(39,865)
Change in reserve for obsolete inventory	(45,470)	(771,971)
Change in deferred income taxes	3,612,623	3,020,553
Changes in assets and liabilities:
Trade receivables	(1,000,496)	(2,908,689)
Inventories	(1,806,167)	(1,760,954)
Prepaid expenses and other current assets	2,297,475	308,373
Deposits and other assets	(5,952)	(57,755)
Accounts payable	1,981,807	495,296
Accrued liabilities	27,215	(449,799)
Income taxes payable	(1,472)	318,144

Net cash provided by operating activities	9,708,686	7,013,273

INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired and seller financing provided	–	(47,310,900)
Purchase of intangible assets - software	(545,982)	(124,230)
Proceeds from the sale of property and equipment	10,000	37,920
Purchases of property and equipment	(7,910,430)	(5,936,900)

Net cash used in investing activities	(8,446,412)	(53,334,110)

FINANCING ACTIVITIES:
Net borrowings (payments) under revolver loans	1,302,148	17,152,852
Payments of debt issuance costs	(1,263,011)	(1,155,000)
Payment of series E preferred stock dividends	–	(959)
Purchase of series E preferred treasury stock	(4,000)	–
Proceeds from issuance of notes payable	27,931,591	36,984,434
Purchase of common treasury stock	(402,328)	(496,366)
Payments on related party notes payable	(158,628)	–
Payments on notes payable	(30,347,569)	(2,659,967)

Net cash provided by (used in) financing activities	(2,941,797)	49,824,994

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,679,523)	3,504,157

CASH AND CASH EQUIVALENTS, beginning of period	3,972,539	770,895

CASH AND CASH EQUIVALENTS, end of period	$2,293,016	$4,275,052

Supplemental cash flow disclosures:
Interest paid	$6,349,977	$4,340,486
Income taxes paid	$328,500	$103,704
Noncash financing and investing activities:
Notes payable issued to sellers of Vintage Stock	$–	$10,000,000
Due to sellers of ApplianceSmart, Inc. less liabilities assumed post acquisition	$4,598,205	$–
Restated equipment deposit as a purchase of equipment in fiscal 2016	$–	$(1,816,855)
Conversion of accrued expense liability to series B preferred stock	$–	$2,800,000
Conversion of accrued expense liabilities into common stock	$–	$584,500
Accrued and unpaid dividends	$876	$479

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE NINE MONTHS ENDED JUNE 30, 2018 AND 2017

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three and nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2018. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2017 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 18, 2018 (the “2017 10-K”).

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at June 30, 2018 and September 30, 2017 approximate fair value.

Cash and Restricted Cash

Cash and cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Restricted cash consists of balances on deposit, $750,000 as of June 30, 2018, pledged as collateral for a letter of credit. Fair value of cash equivalents and restricted cash approximates carrying value.

Trade Receivables

The Company grants trade credit to customers under credit terms that it believes are customary in the industry it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the balance receivable for credit approved accounts. The factor purchases the trade receivables for the gross amount of the respective invoice(s), less factoring commissions, trade and cash discounts. The factor charges the Company a factoring commission for each trade account, which is between 0.75-1.00% of the gross amount of the invoice(s) factored on the date of the purchase, plus interest calculated at 3.25%-6% per annum. The minimum annual commission due the factor is $112,500 per contract year. Total commissions paid to factors were $231,761 and $210,961 for nine months ended June 30, 2018 and 2017, respectively. The total amount of trade receivables factored was $29,592,944 and $27,373,263 for the nine months ended June 30, 2018 and 2017, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At June 30, 2018 and September 30, 2017, the allowance for doubtful accounts was $1,239,937 and $1,091,223, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis (“FIFO”)) or market. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At June 30, 2018 and September 30, 2017, the reserve for obsolete inventory was $91,940.

Retail and Online Segment

Merchandise inventories are valued at the lower of cost or market using the average cost method which approximates FIFO. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units in inventory available for sale. Pre-owned products traded in by customers are recorded as merchandise inventory for the amount of cash consideration or store credit less any premiums given to the customer. Management reviews the merchandise inventory to make required adjustments to reflect potential obsolescence or the lower of cost or market. In valuing merchandise inventory, management considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Management’s ability to assess these factors is dependent upon forecasting customer demand and to provide a well-balanced merchandise assortment. Merchandise inventory valuation is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Merchandise inventory reserves as of June 30, 2018 and September 30, 2017 were $1,211,159 and $1,256,629, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to forty years, transportation equipment is five to ten years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years. Depreciation expense was $1,335,174 and $976,296 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $3,562,368 and $2,677,039 for the nine months ended June 30, 2018 and 2017, respectively.

The Company periodically reviews our property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected discounted cash flows.

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

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years. Intangible amortization expense is $486,060 and $113,245 for the three months ended June 30, 2018 and 2017, respectively. Intangible amortization expense is $962,029 and $435,747 for the nine months ended June 30, 2018 and 2017, respectively.

Revenue Recognition

Manufacturing Segment

The Manufacturing Segment derives revenue primarily from the sale of carpet products, including shipping and handling amounts, which are recognized when the following requirements have been met: (i) there is persuasive evidence of an arrangement, (ii) the sales transaction price is fixed or determinable, (iii) title, ownership and risk of loss have been transferred to the customer, (iv) allocation of sales price to specific performance obligations, and (v) performance obligations are satisfied. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers. All direct costs are either paid and or accrued for in the period in which the sale is recorded.

Retail and Online Segment

The Retail and Online Segment derives revenue primarily from direct sales of entertainment and appliance products and services, including shipping and handling amounts, which are recognized when the following requirements have been met: (i) there is persuasive evidence of an arrangement, (ii) the sales transaction price is fixed or determinable, (iii) title or use rights, ownership and risk of loss have been transferred to the customer, (iv) allocation of sales price to specific performance obligations, and (v) performance obligations are satisfied. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers. All direct costs are either paid and or accrued for in the period in which the sale is recorded.

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

Customer Liabilities

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws for the three months ended June 30, 2018 and 2017, is expense of $53,225 and income of $25,092, respectively. For the nine months ended June 30, 2018, breakage income of $39,918, and the period of November 3, 2016 through June 30, 2017, breakage income of $98,183 is recorded in other income in our consolidated financial statements. No amounts were recorded for breakage for any period prior to November 3, 2016.

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

Lease Accounting

The Company leases retail stores, warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2024 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases percentage rent and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term. The Company records the unamortized portion of tenant improvement allowances as a part of deferred rent. The Company does not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rent can be accurately estimated.

Stock-Based Compensation

The Company from time to time grants restricted stock awards and options to employees, non-employees and Company executives and directors. Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

Earnings Per Share

Earnings per share is calculated in accordance with ASC 260 (“Earnings Per share”). Under ASC 260 basic earnings per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested restricted stock subject to cancellation. Diluted earnings per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of warrants, options, restricted shares and convertible preferred stock. The dilutive effect of outstanding restricted shares, options and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has three reportable segments (See Note 17).

Concentration of Credit Risk

The Company maintains cash balances at several banks in multiple states including, Arkansas, California, Colorado, Georgia, Idaho, Illinois, Kansas, Missouri, Minnesota, Nevada, New Mexico, New York, Ohio, Oklahoma, Texas, and Utah. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of June 30, 2018. At times, balances may exceed federally insured limits.

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

Note 3:       Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For the Company, for three and nine months ended June 30, 2018 and 2017, net income does not differ from comprehensive income.

Note 4:       Balance Sheet Detail Information

	June 30,	September 30,
	2018	2017
	(Unaudited)
Trade receivables, current, net:
Accounts receivable, current	$14,314,236	$11,383,576
Less: Reserve for doubtful accounts	(895,365)	(746,651)
	$13,418,871	$10,636,925
Trade receivables, long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Reserve for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total trade receivables, net:
Gross trade receivables	$14,658,808	$11,728,148
Less: Reserve for doubtful accounts	(1,239,937)	(1,091,223)
	$13,418,871	$10,636,925
Components of reserve for doubtful accounts are as follows:

Reserve for dilution and fees on amounts due from billing aggregators	$1,063,617	$1,063,617
Reserve for customer refunds	856	978
Reserve for trade receivables	175,464	26,628
	$1,239,937	$1,091,223
Inventory
Raw materials	$9,848,607	$7,709,969
Work in progress	1,220,457	987,689
Finished goods	4,608,920	3,922,362
Merchandise	29,422,835	23,230,350
	45,100,819	35,850,370
Less: Inventory reserves	(1,303,099)	(1,348,569)
	$43,797,720	$34,501,801
Property and equipment, net:
Building and improvements	$10,770,186	$8,090,797
Transportation equipment	82,266	104,853
Machinery and equipment	23,256,746	17,402,064
Furnishings and fixtures	2,586,465	4,360,820
Office, computer equipment and other	2,337,960	224,822
	39,033,623	30,183,356
Less: Accumulated depreciation	(10,789,365)	(7,365,496)
	$28,244,258	$22,817,860
Intangible assets, net:
Domain name and marketing related intangibles	$18,957	$18,957
Lease intangibles	2,239,008	1,033,412
Customer relationship intangibles	4,709,241	2,689,039
Purchased software	2,193,947	1,595,977
	9,161,153	5,337,385
Less: Accumulated amortization	(2,144,536)	(1,132,071)
	$7,016,617	$4,205,314
Accrued liabilities:
Accrued payroll and bonuses	$2,603,171	$2,602,695
Accrued sales and use taxes	530,278	824,206
Accrued property taxes	239,866	–
Accrued rent	90,677	502,617
Deferred revenue	454,030	–
Accrued gift card and escheatment liability	1,684,210	1,479,622
Accrued interest payable	371,314	464,184
Accrued accounts payable and bank overdrafts	3,604,422	1,367,539
Accrued professional fees	149,178	–
Customer deposits	192,812	182,052
Accrued expenses - other	260,373	1,563,819
	$10,180,331	$8,986,734

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

Acquisition of ApplianceSmart Inc.

On December 30, 2017 (the “ApplianceSmart Closing Date”), the Company, through its newly formed, wholly-owned subsidiary, ApplianceSmart Affiliated Holdings LLC (“ASH”), entered into a series of agreements in connection with its purchase of ApplianceSmart. ApplianceSmart is a retailer engaged in the sale of new major appliances through a chain of company-owned retail stores.

Total consideration was $6,500,000, with no liabilities assumed by ASH. On December 30, 2017, ASH agreed to pay the $6,500,000 no later than March 31, 2018. Effective April 1, 2018, ASH issued an interest bearing promissory note the Seller, with interest at 5% per annum, with a three-year term in the original amount of $3,919,494 for the balance of the purchase price. Interest is payable monthly in arrears. Ten percent of the outstanding principal amount is due to be repaid annually on a quarterly basis, with any remainder due and payable on maturity, April 1, 2021. This promissory note is guaranteed by ApplianceSmart. The remaining $2,580,506 was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal amount. On December 31, 2017, ASH offset certain liabilities and was provided certain assets from the Seller in the net amount of $1,901,796, against the amount due Seller. ASH and Seller agreed to the offset as if it were payment in cash against the purchase price. At June 30, 2018, the net amount owing to the Seller was $3,817,714 and is included in long term debt. See Note 8.

Net liabilities assumed by ASH on December 31, 2017:

Accounts payable	$1,374,647
Accrued expenses	1,374,682
Capital leases	29,631
Credit card receivables	(255,301)
Cash	(621,863)
Total net liabilities assumed by ASH	$1,901,796

The table below summarizes our final purchase price allocation of the consideration paid to the respective fair values of the assets acquired in the ApplianceSmart acquisition as of the ApplianceSmart Closing Date. The Company finalized its estimates after it determined that it had obtained all necessary information that existed as of the ApplianceSmart Acquisition Date related to these matters.

Trade Receivables	$1,930,164
Inventory	7,444,282
Prepaid expenses	69,347
Refundable deposits	1,003,841
Intangible asset - trade names	2,015,000
Intangible asset - customer list	5,202
Intangible asset - leases	1,205,596
Restricted cash	750,000
Property and equipment	1,094,503
Deferred income tax	(1,599,560)
Bargain gain on acquisition	7,418,375
$(6,500,000)

The operating results of ApplianceSmart are included in our unaudited condensed consolidated financial statements beginning on December 31, 2017 and are reported in our Retail and Online Segment.

The estimated fair value of the customer list intangible asset was determined using the cost approach, which estimates the cost to acquire each email address in the list. The Company estimated the fair value of this intangible asset to be $0.10 per acquired active contact information or approximately $5,202. The Company is amortizing the customer list intangible asset on a straight-line basis over an estimated life of 20 years.

The estimated fair value of the trade names intangible that ApplianceSmart uses – “ApplianceSmart” was determined using a royalty income approach, which estimates an assumed royalty income stream and then discounts that expected future revenue or cash flow stream to present value. The Company estimated the fair value of this intangible asset using the residual method and a present value discount rate of 18.6%, or $2,015,000. Trade name relates to the Company’s awareness by consumers in the market place. The Company is amortizing the trade name intangible asset on a straight-line basis over an estimated life of 20 years.

The estimated fair value of the lease assets that ApplianceSmart leases was determined comparing the existing leases assumed to current market rates within a three-mile radius of existing stores. These market rates were then compared to existing ApplianceSmart contracted lease rates over the remaining lease terms. If the lease contract began within six months of acquisition date or the square footage price difference was within 10% of the contracted lease rate, or the overall discounted cash flow effect of the difference was less than $150,000, the lease was excluded for intangible valuation purposes. The remaining leases that were included were then compared to market rates, with the differences discounted using a discount rate of 7.50% to determine the discounted present value of the lease intangibles. The Company is amortizing the lease intangibles on a straight-line basis over the remaining life of each lease ranging between two and ten years.

Note 6:       Intangibles

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years; intangible lease assets – 2 to 10 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determined lives may be adjusted. Intangible amortization expense is $486,060 and $113,245 for the three months ended June 30, 2018 and 2017, respectively. Intangible amortization expense is $962,029 and $435,747 for the nine months ended June 30, 2018 and 2017, respectively.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances as of June 30, 2018:

2019	$1,461,929
2020	1,450,817
2021	1,321,300
2022	673,804
2023	381,806
Thereafter	1,726,961
$7,016,617

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

The BofA Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Marquis, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Marquis or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Marquis or certain of its subsidiaries. During the period of October 1, 2017 through June 30, 2018, Marquis cumulatively borrowed $69,661,042 and repaid $66,755,088 under the BofA Revolver. Our maximum borrowings outstanding during the same period were $8,530,509. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2017 through June 30, 2018 was 3.73%. As of June 30, 2018, total additional availability under the BofA Revolver was $7,170,515; with $7,756,769 outstanding, and outstanding standby letters of credit of $72,715.

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

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares of Series B Preferred Stock or any shares into which they may be converted or from which they may be exchanged. As a result of the December 21 Agreement, the Company recorded $2,800,000 as an outstanding accrued liability as of September 30, 2016. As of June 30, 2018, and September 30, 2017, the Company had no borrowings on the Kingston line of credit. On December 29, 2016, the Company issued 55,888 shares of Series B Convertible Preferred Stock in settlement of the outstanding accrued liability due Kingston of $2,800,000.

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

Texas Capital Bank Revolver Loan

On November 3, 2016, Vintage Stock entered into a $20 million credit agreement (as amended on January 23, 2017 and as further amended on September 20, 2017) with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation. On June 7, 2018, the credit agreement was amended reducing the maximum revolving facility to $12 million. The TCB Revolver matures November 3, 2020.

Payment obligations under the TCB Revolver include monthly payments of interest and all outstanding principal and accrued interest thereon due in November 2020, which is when the TCB Revolver loan agreement terminates. The TCB Revolver has been classified as a non-current liability due to the removal of the subjective acceleration clause as part of the credit agreement amendment on June 7, 2018.

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

Vintage Stock’s ability to make prepayments against Vintage Stock subordinated debt including the Comvest Term Loan and pay cash dividends is generally permitted if (i) excess availability under the TCB Revolver is more than $2 million, and is projected to be within 12 months after such payment and (ii) excess availability under the TCB Revolver is more than $2 million, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.2:1.0 or greater. Restrictions apply to our ability to make additional prepayments against Vintage Stock subordinated debt including the Comvest Term Loan and pay cash dividends if the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is less than 1.2:1.0 and excess availability under the TCB Revolver is less than $2 million at the time of payment or distribution. There is no restriction on dividends that can be taken by the Company so long as Vintage Stock maintains $2 million of current availability at the time of the dividend or distribution. This translates to having no restriction on Net Income so long as the Company retains sufficient assets to establish $2 million of current availability and continues to meet the required fixed charge coverage ratio of 1.2:1 as stated above.

The TCB Revolver places certain restrictions on Vintage Stock, including a limitation on asset sales, a limitation of 25 new leases in any fiscal year, additional liens, investment, loans, guarantees, acquisitions and incurrence of additional indebtedness.

The per annum interest rate under the TCB Revolver is variable and is equal to the one-month LIBOR rate for deposits in United States Dollars that appears on Thomson Reuters British Bankers Association LIBOR Rates Page (or the successor thereto) as of 11:00 a.m., London, England time, on the applicable determination date plus a margin of 2.25%, effective June 7, 2018.

The TCB Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Vintage Stock, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock. During the period of October 1, 2017 through June 30, 2018, Vintage Stock cumulatively borrowed $57,546,998 and repaid $59,150,804 under the TCB Revolver. Our maximum borrowings outstanding during the period of October 1, 2017 through June 30, 2018 was $16,077,915. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2017 through June 30, 2018 was 4.502899%. As of June 30, 2018, total additional availability under the TCB Revolver was $1,083,369, with $10,916,631 outstanding; and outstanding standby letters of credit of $0. In connection with the TCB Revolver, Vintage incurred $25,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the TCB Revolver.

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

There are also various mandatory prepayment triggers under the Term Loan Agreement, including in respect of excess cash flow, dispositions, equity and debt issuances, extraordinary receipts, equity contributions, change in control, and failure to obtain required landlord consents. Our weighted average interest rate on our Capitala Term Loan outstanding borrowings for the period of October 1, 2017 through June 7, 2018 was 16.94%. In connection with the Capitala Term Loan, Vintage Stock incurred $1,088,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Capitala Term Loan. On June 7, 2018, the Capitala Term Loan was paid in full, and the Company recorded as additional interest expense $742,000 of un-amortized debt issuance cost related to the Capitala Term Loan.

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

Comvest Term Loan

On June 7, 2018, Vintage Stock Affiliated Holdings LLC (“Holdings”) and Vintage Stock, Inc. (the “Borrower”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among Borrower, Holdings, the lenders party thereto and Comvest Capital IV, L.P. (“Comvest”), as agent. The Credit Agreement provides for a $24,000,000 secured term loan (the “Term Loan”). The proceeds of the Term Loan, together with a cash equity contribution of approximately $4.0 million from the Company to the Borrower, will be used by the Borrower (i) to refinance and terminate the Borrower’s credit facility (the “Prior Credit Facility”) with Capitala Private Credit Fund and certain of its affiliates, as lenders, and Wilmington Trust National Association (the “Term Loan Administrative Agent”), as agent, (ii) to pay transaction costs, and (iii) for the Borrower’s working capital and other general corporate purposes. In connection with the closing of the refinancing transaction with Comvest, all defaults under the Prior Credit Facility were extinguished.

The Term Loan bears interest at the base or LIBOR rates (as described below) plus an applicable margin in each case. The applicable margin ranges from 8.00% to 9.50% per annum (subject to a LIBOR floor of 1.00%) and is determined based on the Borrower’s senior leverage ratio pricing grid. The applicable margin during the first six months following the June 7, 2018 closing is 9.50%.

The base rate under the Comvest Credit Agreement is equal to the greatest of (i) the per annum rate of interest which is identified as the “Prime Rate” and normally published in the Money Rates section of The Wall Street Journal (or, if such rate ceases to be so published, as quoted from such other generally available and recognizable source as Agent may select), (ii) the sum of the Federal Funds Rate plus one half percent (0.50%), (iii) the most recently used LIBO Rate and (iv) two percent (2.00%) per annum.

LIBOR rate is defined as the greater of (a) a rate per annum equal to the London interbank offered rate for deposits in Dollars for a period of one month and for the outstanding principal amount of the Term Loan as published in the “Money Rates” section of The Wall Street Journal (or another national publication selected by Agent if such rate is not so published), two Business Days prior to the first day of such one month period and (b) one percent (1.00%) per annum.

The Term Loan matures on May 26, 2023 and is subject to amortization of 12.5% (decreasing to 10% upon the Borrower’s senior leverage ratio being less than 1.50 times the Borrower’s EBITDA (as defined in the Credit Agreement)) of principal per annum payable in equal quarterly installments due on March 31, June 30, September 30, and December 31 of each year, with the first such payment due on June 30, 2018; plus, to the extent the Borrower generates excess cash flow (as defined in the Credit Agreement), a percent of such excess cash flow (ranging from 50% to 100%), all in accordance with the terms of the Credit Agreement.

Under the Credit Agreement, any and all mandatory prepayments arising from any voluntary act of the Borrower are subject to a prepayment premium, ranging from 5.00% of the principal amount prepaid plus a make-whole amount to 1.00%, depending on when the mandatory prepayment is made. There is no prepayment premium after June 7, 2021.

The Term Loan is secured by a pledge of substantially all of the assets of the Borrower and a pledge of the capital stock of the Borrower. In addition, the Company is guaranteeing (the “Sponsor Guaranty”) that portion of the Term Loan that results in the Borrower’s senior leverage ratio being greater than 2.30:1.00, and only for so long as such ratio exceeds 2.30:1.00. The Sponsor Guaranty terminates on the date that the Borrower’s senior leverage ratio is less than 2.30:1.00 for two consecutive fiscal quarters.

The Term Loans place certain restrictions and covenants on Vintage Stock, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions and incurrence of additional indebtedness for Vintage Stock. Vintage Stock is required to maintain a minimum of $12,000,000 of EBITA on a trailing twelve months basis as measured quarterly starting June 30, 2018 through December 31, 2018. Beginning quarter ending March 31, 2019 and thereafter, Vintage Stock is required to maintain a minimum of $12,500,000 of EBITA on a trailing twelve months basis. So long at the Senior leverage ratio is greater than 2.0 to 1.0, Vintage Stock is required to spend no more than $1,000,000 on capital expenditures in fiscal year 2018, $1,500,000 in fiscal year 2019, $2,000,000 in fiscal year 2020, $1,750,000 in fiscal year 2021, and $1,500,000 in fiscal years 2022 and thereafter. Vintage Stock is required to maintain a declining maximum senior leverage ratio on a trailing twelve month basis beginning June 30, 2018 of 2.85:1.00, September 30, 2018 2.85:1.00, December 31, 2018 2.65:1.00, March 31, 2019 2.60:1.00, June 30, 2019 2.40:1.00, September 30, 2019 2.10:1.00, December 31, 2019 1.90:1.00, March 31, 2020 1.80:1.00, June 30, 2020 1.75:1.00 and September 30, 2020 and each fiscal quarter thereafter 1.50:1.00. Vintage Stock is required to maintain on a trailing twelve-month basis a minimum fixed charge ratio of less than 1.30:1.00 for quarters ending June 30, 2018, September 30, 2018 and December 31, 2018. For quarter ending March 31, 2019 1.10:1.00. For quarters ending June 30, 2019, September 30, 2019 and December 31, 2019 1.30:1.00. For quarter ending March 31, 2020 and each fiscal quarter thereafter 1.40:1.00. Vintage Stock may only open three new retail locations within a twelve-month period so long as the senior leverage ratio is 2.00:1.00 or more. If the senior leverage ratio is less than 2.00:1.00, Vintage Stock may only open no more than four new retail locations within a twelve-month period. At all times that the senior leverage ratio is greater than or equal to 1.50:1.00, Vintage Stock cannot have the same store sales percentage to be less than or equal to a negative 5.5 percent as of the last day of any fiscal quarter. Vintage Stock may cure both payment and financial covenant defaults through infusion of equity cures as determined by the Credit Agreement. EBITDA, senior leverage ratio, same store sales decline percentage and fixed charge ratio are terms defined within the Credit Agreement.

In connection with the Comvest Term Loan, Vintage Stock incurred $1,263,011 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Comvest Term Loan.

Loan Covenant Compliance

We were in compliance with all covenants under our existing revolving and other loan agreements as of September 30, 2017 due to waivers granted by both Texas Capital Bank for the TCB Revolver and Capitala for the Capitala Term Loan. We are in compliance as of June 30, 2018 with all covenants under our existing revolving and other loan agreements.

Long-term debt as of June 30, 2018 and September 30, 2017 consisted of the following:

	June 30, 2018	September 30, 2017
Bank of America Revolver Loan - variable interest rate based upon a base rate plus a margin, interest payable monthly, maturity date July 2020, secured by substantially all Marquis assets	$7,756,769	$4,850,815
Texas Capital Bank Revolver Loan - variable interest rate based upon the one-month LIBOR rate plus a margin, interest payable monthly, maturity date November 2020, secured by substantially all Vintage Stock assets	10,916,634	12,520,437
Note Payable Capitala Term Loan - variable interest rate based upon a base rate plus a margin,3% per annum interest payable in kind, with the balance of interest payable monthly in cash, principal due quarterly in the amount of $725,000, maturity date November 2021,note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	–	28,310,505
Note Payable Comvest Term Loan - variable interest rate based upon LIBOR rate plus a margin,interest payable monthly in cash, principal due quarterly March 31, June 30, September 30,December 31, subject to a variable amortization of principal, maturity date May 26, 2023 note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	24,000,000	–
Note Payable to the Sellers of Vintage Stock, interest at 8% per annum, with interest payable monthly, maturity date May 2022, note subordinate to both Texas Capital Bank Revolver and Capitala Term Loan, secured by Vintage Stock Assets	10,000,000	10,000,000
Note #1 Payable to Banc of America Leasing & Capital LLC - interest at 3.8905% per annum,with interest and principal payable monthly in the amount of $84,273 for 59 months,beginning September 23, 2016, with a final payment due in the amount of $584,273,maturity date September 2021, secured by equipment	3,450,523	4,097,764
Note #2 Payable to Banc of America Leasing & Capital LLC - interest at 4.63% per annum,with interest and principal payable monthly in the amount of $34,768 for 59 months,beginning January 30, 2017, with a final payment due in the amount of $476,729,maturity date January 2022, secured by equipment	1,721,642	1,969,954
Note #3 Payable to Banc of America Leasing & Capital LLC - interest at 4.7985% per annum with interest and principal payable monthly in the amount of $51,658 for 84 months,beginning January 30, 2017, secured by equipment	2,991,416	3,341,642
Note #4 Payable to Banc of America Leasing & Capital LLC - interest at 4.8907% per annum,with interest and principal payable monthly in the amount of $15,901 for 81 months,beginning April 30, 2017, secured by equipment.	918,559	1,025,782
Note #5 Payable to Banc of America Leasing & Capital LLC - interest at 4.67% per annum,with interest and principal payable monthly in the amount of $54,943 for 84 months,beginning January 28, 2018, secured by equipment.	3,691,222	–
Note Payable to Store Capital Acquisitions, LLC, - interest at 9.25% per annum, with interest and principal payable monthly in the amount of $73,970 for 480 months,beginning July 1, 2016, maturity date of June 2056, secured by Marquis land and buildings	9,309,038	9,328,208
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 2.50%,with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	–	174,757
Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 1.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	–	249,766
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	206,529	206,529
Note payable to individual, interest at 10% per annum,payable on a 90 day written notice, unsecured	500,000	500,000
Note payable to individual, interest at 8.25% per annum,payable on a 120 day written demand notice, unsecured	225,000	225,000
Total notes payable	75,687,332	76,801,159
Less unamortized debt issuance costs	(1,685,671)	(1,353,352)
Net amount	74,001,661	75,447,807
Less current portion	(14,087,636)	(48,877,536)
Long-term portion	$59,914,025	$26,570,271

Future maturities of long-term debt at June 30, 2018 are as follows which does not include related party debt separately stated:

2019	$14,087,636
2020	5,508,736
2021	16,539,871
2022	15,646,059
2023	4,716,537
Thereafter	19,188,493
Total	$75,687,332

Note 9:        Long Term Debt, Related Parties

Appliance Recycling Centers of America, Inc. Note

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

On April 25, 2018, the Purchaser delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919,494 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,580,506 of the Purchase Price was paid in cash by the Purchaser to the Seller. The Purchaser may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of June 30, 2018, there was $3,817,714 outstanding on the Appliance Recycling Center of America, Inc. Note.

Isaac Capital Fund Note

In connection with the acquisition of Marquis by the Company, the Company entered into a mezzanine loan in the amount of up to $7,000,000 with Isaac Capital Fund (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. The ICF mezzanine loan bears interest at 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of June 30, 2018, and September 30, 2017, there was $2,000,000 outstanding on this mezzanine loan.

Long-term debt, related parties as of June 30, 2018 and September 30, 2017 consisted of the following:

	June 30, 2018	September 30, 2017

Note Payable and revolving line of credit to the Sellers of ApplianceSmart, Inc., interest rate is 5% per annum, with interest payable monthly, maturity date April 1, 2021,10% of principal will be repaid annually on a quarterly basis, with accrued interest and principal due at maturity. ApplianceSmart may reborrow funds up to the Original Principal amount	$3,817,714	$–
Note Payable to Isaac Capital Fund, interest rate is 12.5% per annum, with interest payable monthly, maturity date January 2021.	2,000,000	2,000,000
Total notes payable - related parties	5,817,714	2,000,000
Less unamortized debt issuance costs	–	–
Net amount	5,817,714	2,000,000
Less current portion	(391,949)	–
Long-term portion	$5,425,765	$2,000,000

Future maturities of long-term debt, related parties at June 30, 2018 are as follows:

2019	$391,949
2020	391,948
2021	391,948
2022	4,641,869
2023	–
Thereafter	–
Total	$5,817,714

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

During the nine months ended June 30, 2018, the Company did not issue any shares of Series B Convertible Preferred Stock.

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

Series E Convertible Preferred Stock

As of June 30, 2018, there were 127,840 shares of Series E Convertible Preferred Stock and 77,840 shares outstanding. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into shares of our common stock on a one-to-one basis together with payment of $85.50 per converted share. On November 18, 2017, the Company repurchased 50,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $4,000.

Series E Convertible Preferred Stock Dividends

During the nine months ended June 30, 2018 and June 30, 2017, the Company accrued dividends of $876 and $1,438, respectively, payable to holders of Series E preferred stock. As of June 30, 2018, and September 30, 2017, unpaid dividends were $876 and $959, respectively.

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

During the nine months ended June 30, 2018, the Company did not issue any shares of common stock.

During the nine months ended June 30, 2017, the Company issued:

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

Treasury Stock

For the year ended September 30, 2017, the Company purchased a total of 96,307 shares of its common stock in the open market (treasury shares) over a two-year period, for $999,584. For the nine months ended June 30, 2018, the Company purchased 31,820 additional shares of its common stock in the open market (treasury shares) for $402,328. The Company accounted for the purchase of these treasury shares using the cost method. Treasury shares held by the Company as of June 30, 2018 are 128,127 common shares for a cost of $1,401,912.

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

Note 11:        Warrants

The Company issued several notes in prior periods and converted them, resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at June 30, 2018:

	Number of Units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at June 30, 2018	118,029	$20.80	1.60	$4,956,654
Exercisable at June 30, 2018	118,029	$20.80	1.60	$4,956,654

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

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018, the Company memorialized an agreement reached prior to any of the warrants expiring, to extend the expiration date for two years, just prior to expiration for all warrants listed. Warrants outstanding and exercisable as of June 30, 2018 and September 30, 2017 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019.

The exercise price for the Series B Convertible Preferred Stock warrants outstanding and exercisable at June 30, 2018 is as follows:

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

Stock Options

The following table summarizes stock option activity for the nine months ended June 30, 2018:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2017	211,668	$13.19	3.47	$454,417
Granted	20,000	32.24	10.00
Exercised	–
Forfeited	–
Outstanding at June 30, 2018	231,668	$14.84	3.29	$471,458
Exercisable at June 30, 2018	187,167	$11.75	2.33	$471,458

The Company recognized compensation expense of $49,817 and $67,491 during the three months ended June 30, 2018 and 2017, respectively. The Company recognized compensation expense of $447,970 and $137,011 during the nine months ended June 30, 2018 and 2017, respectively, related to stock option and warrant extension awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures.

At June 30, 2018, the Company has $335,992 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as compensation expense through October of 2022.

The exercise price for stock options outstanding and exercisable outstanding at June 30, 2018 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
31,250	$5.00	31,250	$5.00
25,000	7.50	25,000	7.50
31,250	10.00	31,250	10.00
4,167	10.86	4,167	10.86
4,167	10.86
4,167	10.86
4,167	10.86
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
75,000	15.18	75,000	15.18
8,000	23.41	8,000	15.18
8,000	27.60
8,000	31.74
8,000	36.50
8,000	41.98
231,668		187,167

The following table summarizes information about the Company’s non-vested shares outstanding as of June 30, 2018:

Non-vested Shares	Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested at September 30, 2017	36,668	$17.70
Granted	20,000	$10.14
Vested	(12,167)	$13.32
Non-vested at June 30, 2018	44,501	$13.54

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

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Basic

Net income	$2,077,038	$2,128,043	$5,877,866	$5,397,282
Less: preferred stock dividends	(292)	(479)	(876)	(1,438)
Net income applicable to common stock	$2,076,746	$2,127,564	$5,876,990	$5,395,844

Weighted average common shares outstanding	1,970,136	2,044,767	1,972,758	2,289,646

Basic earnings per share	$1.05	$1.04	$2.98	$2.36

Diluted

Net income applicable to common stock	$2,076,746	$2,127,564	$5,876,990	$5,395,844
Add: preferred stock dividends	292	479	876	1,438
Net income applicable for diluted earnings per share	$2,077,038	$2,128,043	$5,877,866	$5,397,282

Weighted average common shares outstanding	1,962,039	2,044,767	1,983,719	2,289,646
Add: Options	38,980	35,296	42,440	53,081
Add: Series B Preferred Stock	1,071,200	1,071,200	1,071,200	1,071,200
Add: Series B Preferred Stock Warrants	590,145	590,145	590,145	590,145
Add: Series E Preferred Stock	77,840	127,840	77,840	127,840
Assumed weighted average common shares outstanding	3,740,204	3,869,248	3,765,344	4,131,912

Diluted earnings per share	$0.56	$0.55	$1.56	$1.31

There are 121,250 and 124,168 common stock options that are anti-dilutive that are not included in the three months ended June 30, 2018 and 2017, diluted earnings per share computations, respectively. There are 121,250 and 111,668 common stock options that are anti-dilutive that are not included in the nine months ended June 30, 2018 and 2017, diluted earnings per share computations, respectively.

Note 14:        Related Party Transactions

In connection with its purchase of Marquis, Marquis entered into a mezzanine loan in the amount of up to $7,000,000 with ICF. The ICF mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of June 30, 2018, and September 30, 2017, respectively, there was $2,000,000 outstanding on this mezzanine loan. During the three months ended June 30, 2018 and 2017, the Company recognized total interest expense of $63,194, associated with the ICF notes. During the nine months ended June 30, 2018 and 2017, we recognized total interest expense of $189,583, associated with the ICF notes.

Customer Connexx LLC, a wholly-owned subsidiary of Appliance Recycling Centers of America, Inc. (“ARCA”), rents approximately 9,879 square feet of office space from the Company at its Las Vegas office which totals 11,100 square feet. ARCA paid the Company $29,929 in rent and other common area reimbursed expenses for the three months ended June 30, 2018. ARCA paid the Company $149,336 in rent and other common area reimbursed expenses for the nine months ended June 30, 2018. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, Chief Financial Officer of the Company, are Chief Executive Officer and Board of Directors member and Chief Financial Officer of ARCA, respectively.

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018, the Company memorialized an agreement reached prior to any of the warrants expiring, to extend the expiration date for two years, just prior to expiration for all warrants listed. Warrants outstanding and exercisable as of June 30, 2018 and September 30, 2017 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019.

On December 30, 2017, ASH, a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Agreement”) with ARCA and ApplianceSmart, a subsidiary of ARCA. Pursuant to the Agreement, the Purchaser purchased from ARCA all of the issued and outstanding shares of capital stock (the “Stock”) of ApplianceSmart in exchange for $6,500,000 (the “Purchase Price”). Effective April 1, 2018, ASH issued an interest-bearing promissory note, with interest at 5% per annum, with a three-year term in the original amount of $3,919,494 for the balance of the purchase price. ApplianceSmart paid ARCA transition services fees of $67,500 and $135,000 for the three months and nine months ended June 30, 2018.

In connection with the acquisition of Vintage Stock on November 3, 2016, Rodney Spriggs, President of Vintage Stock, holds a 41.134752% interest in the $10,000,000 Seller Subordinated Acquisition Note payable by VSAH. The terms of payment are interest only, payable monthly on the 1st of each month, until maturity 5 years and 6 months from the date of the note – November 3, 2016. Interest paid to Mr. Spriggs for the three months ended June 30, 2018 and 2017, was $84,098 and $84,098, respectively. Interest paid to Mr. Spriggs for the nine months ended June 30, 2018 and 2017, was $249,552 and $191,049, respectively. Interest unpaid and accrued as of June 30, 2018 and September 30, 2017 is $27,423 and $27,423, respectively.

Also see Note 5, 8, 9, 10 and 11.

Note 15:        Commitments and Contingencies

Litigation

The Company is involved in various claims and lawsuits arising in the normal course of business. These proceedings could result in fines, penalties, compensatory or treble dames or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of June 30, 2018, results of operations, cash flows or liquidity of the Company.

Note 16:        Income Taxes

The income tax rate for the nine months ended June 30, 2018 and June 30, 2017 were 38.3% and 39.5%, respectively. The effective income tax rate differs from the U.S. federal statuary rate primarily due to state taxes, extraordinary gains, and certain non-deductible expenses. As of June 30, 2018, and June 30, 2017 the Company had no uncertain tax positions. The Company is subject to taxation and files income tax returns in the U.S., and various state jurisdictions. The Company is subject to audit for U.S. purposes for the current and prior three years; and for state purposes the current and prior four years. The Company has net operating loss carry-forwards of approximately $29.5 million for U.S. income tax purposes, these net operating loss carryforwards are subject to IRC Section 382 limitations and can be carried forward indefinitely.

During the first quarter, the Company revised its estimated annual effective rate to reflect a change in the federal statutory rate from 34% to 21%, resulting from legislation that was enacted on December 22, 2017. The rate change is administratively effective as of January 1, 2018, which requires the Company to use a blended rate for the annual period. As a result, the blended federal statutory rate for the year is 24.53%. In addition, we recognized a tax expense in our tax provision for the period related to adjusting our deferred tax balance to reflect the new corporate tax rate. As a result, income tax expense reported for the six months was adjusted to reflect the effects of the change in tax law and resulted in an increase in income tax expense of approximately $2.3 million for the nine-month period ended June 30, 2018.

Note 17:        Segment Reporting

The Company operates in three segments which are characterized as: (1) Manufacturing, (2) Retail and Online, and (3) Services. The Manufacturing Segment consists of Marquis Industries, the Retail and Online segment consists of Vintage Stock, ApplianceSmart, Modern Everyday and LiveDeal.com, and the Services segment consists of the directory services business.

The following tables summarize segment information for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

Revenues
Retail and Online	$29,705,192	$19,267,959	$82,182,175	$54,020,215
Manufacturing	24,773,123	21,898,645	64,460,280	57,429,871
Services	183,742	210,889	567,594	652,496
	$54,662,057	$41,377,493	$147,210,049	$112,102,582

Gross profit
Retail and Online	$12,141,262	$10,953,602	$38,133,949	$30,105,864
Manufacturing	6,498,207	5,839,412	16,187,021	15,388,787
Services	174,749	200,883	539,839	619,848
	$18,814,218	$16,993,897	$54,860,809	$46,114,499

Operating income (loss)
Retail and Online	$(1,978,657)	$2,268,438	$2,644,667	$6,547,564
Manufacturing	2,703,380	2,915,516	5,710,457	7,168,164
Services	173,097	199,173	537,447	617,324
	$897,820	$5,383,127	$8,892,571	$14,333,052

Depreciation and amortization
Retail and Online	$988,169	$329,416	$2,106,133	$884,522
Manufacturing	833,064	760,125	2,418,264	2,228,264
Services	–	–	–	–
	$1,821,233	$1,089,541	$4,524,397	$3,112,786

Interest expenses
Retail and Online	$2,223,285	$1,600,589	$5,594,983	$4,283,015
Manufacturing	487,997	527,201	1,406,331	1,329,304
Services	–	–	–	–
	$2,711,282	$2,127,790	$7,001,314	$5,612,319

Net income before provision for income taxes
Retail and Online	$(503,861)	$797,504	$4,710,315	$2,842,206
Manufacturing	2,232,996	2,175,749	4,316,045	5,363,455
Services	173,097	294,736	537,447	712,886
	$1,902,232	$3,267,989	$9,563,807	$8,918,547

	As of June 30, 2018	As of September 30, 2017

Total assets
Retail and Online	$88,761,358	$81,703,371
Manufacturing	52,942,685	46,783,429
Services	101,379	107,795
	$141,805,422	$128,594,595

Goodwill and intangible assets
Retail and Online	$43,612,119	$40,778,865
Manufacturing	351,233	373,184
Services	–	–
	$43,963,352	$41,152,049

Note 18:        Subsequent Events

None.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2018, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our 2017 Form 10-K.

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

Results of Operations Three Months Ended June 30, 2018 and 2017

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenue	$54,662,057	100.0%	$41,377,493	100.0%
Cost of Revenue	35,847,839	65.6%	24,383,596	58.9%
Gross Profit	18,814,218	34.4%	16,993,897	41.1%
General and Administrative Expense	13,374,721	24.5%	9,335,904	22.6%
Selling and Marketing Expense	4,541,677	8.3%	2,274,866	5.5%
Operating Income	897,820	1.6%	5,383,127	13.0%
Interest Expense, net	(2,711,282)	-5.0%	(2,127,790)	-5.1%
Bargain Purchase Gain on Acquisition	3,644,889	6.7%	–	0.0%
Other Income	70,805	0.1%	12,652	0.0%
Net Income before Income Taxes	1,902,232	3.5%	3,267,989	7.9%
Provision for Income Taxes	(174,806)	-0.3%	1,139,946	2.8%
Net Income	$2,077,038	3.8%	$2,128,043	5.1%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Used Movies, Music, Games and Other	$10,072,323	18.4%	$11,538,897	27.9%
New Movies, Music, Games and Other	6,738,302	12.3%	7,407,257	17.9%
Rentals, Concessions and Other	1,272,099	2.3%	312,878	0.8%
Retail Appliance Boxed Sales	7,615,797	13.9%	–	0.0%
Retail Appliance UnBoxed Sales	3,158,719	5.8%	–	0.0%
Retail Appliance Delivery, Warranty and Other	847,950	1.6%	–	0.0%
Kitchen and Home Products	–	0.0%	8,927	0.0%
Carpets	16,520,435	30.2%	15,356,111	37.1%
Hard Surface Products	6,323,491	11.6%	4,696,210	11.3%
Synthetic Turf Products	1,929,198	3.5%	1,846,324	4.5%
Directory Services	183,743	0.3%	210,889	0.5%
Total Revenue	$54,662,067	100.0%	$41,377,493	100.0%

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Gross Profit	Gross Profit %	Gross Profit	Gross Profit %

Gross Profit
Used Movies, Music, Games and Other	$7,819,418	77.6%	$8,965,104	77.7%
New Movies, Music, Games and Other	1,542,971	22.9%	1,911,963	25.8%
Rentals, Concessions and Other	689,708	54.2%	203,494	65.0%
Retail Appliance Boxed Sales	811,026	10.6%	–
Retail Appliance UnBoxed Sales	1,496,828	47.4%	–
Retail Appliance Delivery, Warranty and Other	(218,692)	-25.8%	–
New Kitchen and Home Products	–		(126,959)	-1422.2%
Carpets	4,677,755	28.3%	4,514,597	29.4%
Hard Surface Products	1,554,752	24.6%	1,002,955	21.4%
Synthetic Turf Products	265,702	13.8%	321,860	17.4%
Directory Services	174,750	95.1%	200,883	95.3%
Total Gross Profit	$18,814,218	34.4%	$16,993,897	41.1%

Revenue

Revenue increased $13,284,564, or 32.1% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

The increase in revenue was primarily attributable to the following:

Revenue from our new acquisition of Appliancesmart – Retail Appliance Boxed Sales $7,615,797, Retail Appliance UnBoxed Sales $3,158,719 and Retail Appliance Delivery, Warranty and Other $847,950.

Revenue increased in the following categories as compared to the prior year period:

Rentals, Concessions and Other $959,221 or 306.6%.

Carpets increased $1,164,324 or 7.6%.

Hard Surface Products increased $1,627,281 or 34.7%

Synthetic Turf Products increased $82,874 or 4.5%

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Used Movies, Music, Games and Other decreased $1,466,574 or 12.7%.

New Movies, Music, Games and Other decreased $668,955 or 9.0%

Kitchen and Home Products decreased $8,927 or 100%, and Directory Services decreased $27,146 or 12.9%

Cost of Revenue

Cost of revenue increased $11,464,243, or 47.0% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily because of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $1,820,321 or 10.7%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

The increase in gross profit was primarily attributable to the following:

Gross profits from our acquisition of Appliancesmart – Retail Appliance Boxed Sales $811,026 or 10.6% gross profit margin after purchase price allocation adjustments, Retail appliance UnBoxed Sales $1,496,828 after purchase price allocation adjustments or 47.4% gross profit margin and Retail Appliance Delivery, Warranty and Other a margin loss of $218,692.

Gross profit increased in the following categories as compared to the prior year period:

Rentals, Concession and Other increased $486,214, or 238.9%. Gross profit margin decreased to 54.2% from 65.0%.

Carpets increased $163,158 or 3.6%. Gross profit margin decreased to 28.3% from 29.4%.

Hard Surface Products increased $551,797 or 55.0%. Gross profit margin increased to 24.6% from 21.4%.

New Kitchen and Home Products increased $126,959 or 100.0%.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

Used Movies, Music, Games and Other decreased $1,145,686, or 12.8%. Gross profit margin decreased slightly to 77.6% from 77.7%.

New Movies, Music, Games and Other decreased $368,992 or 19.3%. New Movies, Music, Games and Other gross profit margin decreased to 22.9% from 25.8%.

Synthetic Turf Products decreased $56,158 or 17.4%. Synthetic Turf Products gross profit margin decreased from 17.4% to 13.8%.

Directory Services decreased $26,133 or 13.0%. Directory Services gross profit margin decreased slightly to 95.1% from 95.3%.

General and Administrative Expense

General and Administrative expense increased $4,038,817 or 43.3%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in general and administrative expense was primarily attributable to general and administrative expense from our new acquisition Appliancesmart of $3,237,147.

Selling and Marketing Expense

Selling and marketing expense increased $2,266,811 or 99.6%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in selling and marketing expense was primarily attributable an increase from our new acquisition Appliancesmart of $2,140,659.

Operating Income

Because of the factors described above, operating income of $897,820 for the three months ended June 30, 2018, represented a decrease of $4,485,307 over the comparable prior year period of $5,383,127, or 83.3%.

Interest Expense, net

Interest expense net increased $583,492 or 27.4%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 primarily due to the Comvest financing and payoff of the Capitala Term Note, the Company recorded $742,000 of un-amortized debt issuance cost as interest expense. During the quarter, the Company continued to pay down of debt for the financing related to the acquisition of Vintage Stock as more fully discussed in Notes 5 and 8 of the unaudited condensed consolidated financial statements reducing interest expense.

Other Income and Expense

Other income and expense increased $3,703,042 for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Additional bargain purchase gain associated with the ApplianceSmart Inc. acquisition was recognized in the quarter of $3,644,889 due to completing the final purchase price allocation.

Provision for Income Taxes

Benefit for income taxes was $174,806, for the three months ended June 30, 2018 as compared to a provision for income taxes of $1,139,946 for the three months ended June 30, 2017.

Net Income

The factors described above led to net income of $2,077,038 for the three months ended June 30, 2018, or a 2.4% decrease from net income of $2,128,043 for the three months ended June 30, 2017.

Results of Operations Nine Months Ended June 30, 2018 and 2017

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Nine Months Ended		Nine Months Ended
	June 30, 2018		June 30, 2017
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Statement of Income Data:
Revenue	$147,210,049	100.0%	$112,102,582	100.0%
Cost of Revenue	92,349,240	62.7%	65,988,083	58.9%
Gross Profit	54,860,809	37.3%	46,114,499	41.1%
General and Administrative Expense	35,630,426	24.2%	25,544,443	22.8%
Selling and Marketing Expense	10,337,812	7.0%	6,237,004	5.6%
Operating Income	8,892,571	6.0%	14,333,052	12.8%
Interest Expense, net	(7,001,314)	-4.8%	(5,612,319)	-5.0%
Bargain Purchase Gain on Acquisition	7,418,375	5.0%	–	0.0%
Other Income	254,175	0.2%	197,814	0.2%
Net Income before Income Taxes	9,563,807	6.5%	8,918,547	8.0%
Provision for Income Taxes	3,685,941	2.5%	3,521,265	3.1%
Net Income	$5,877,866	4.0%	$5,397,282	4.8%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Nine Months Ended		Nine Months Ended
	June 30, 2018		June 30, 2017
	Net	% of	Net	% of Total
	Revenue	Total Revenue	Revenue	Total Revenue
Revenue
Used Movies, Music, Games and Other	$32,928,269	22.4%	$30,649,693	27.3%
New Movies, Music, Games and Other	24,498,907	16.6%	22,431,088	20.0%
Rentals, Concessions and Other	1,872,014	1.3%	810,530	0.7%
Retail Appliance Boxed Sales	15,357,486	10.4%	–	0.0%
Retail Appliance UnBoxed Sales	6,215,171	4.2%	–	0.0%
Retail Appliance Delivery, Warranty and Other	1,310,326	0.9%	–	0.0%
Kitchen and Home Products	–	0.0%	128,904	0.1%
Carpets	43,245,710	29.4%	41,918,688	37.4%
Hard Surface Products	17,101,815	11.6%	11,164,743	10.0%
Synthetic Turf Products	4,112,756	2.8%	4,346,440	3.9%
Directory Services	567,595	0.4%	652,496	0.6%
Total Revenue	$147,210,049	100.0%	$112,102,582	100.0%

Revenue

Revenue increased $35,107,467, or 31.3% for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017.

The increase in revenue was primarily attributable to the following:

	Nine Months Ended		Nine Months Ended
	June 30, 2018		June 30, 2017
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$25,617,429	77.8%	$23,798,787	77.6%
New Movies, Music, Games and Other	5,890,637	24.0%	5,897,796	26.3%
Rentals, Concessions and Other	1,068,407	57.1%	493,160	60.8%
Retail Appliance Boxed Sales	2,473,367	16.1%	–
Retail Appliance UnBoxed Sales	2,698,188	43.4%	–
Retail Appliance Delivery, Warranty and Other	385,919	29.5%	–
New Kitchen and Home Products	–		(83,879)	-65.1%
Carpets	11,652,047	26.9%	12,000,954	28.6%
Hard Surface Products	4,284,236	25.1%	2,390,197	21.4%
Synthetic Turf Products	250,739	6.1%	997,636	23.0%
Directory Services	539,840	95.1%	619,848	95.0%
Total Gross Profit	$54,860,809	37.3%	$46,114,499	41.1%

Revenue from our new acquisition Appliancesmart for the short period of December 31, 2017 through June 30, 2018 – Retail Appliance Box Sales $15,357,486, Retail Appliance UnBoxed Sales $6,215,171 and Retail Appliance Delivery, Warranty and Other $1,310,326.

Revenue increased in the following categories as compared to the prior year period:

Used Movies, Music, Games and Other increased $2,278,576 or 7.4%, New Movies, Music, Games and Other increased $2,067,819 or 9.2%, Rentals, Concessions and Other increased $1,061,484 or 131.0%. Please note that Vintage Stock was acquired November 3, 2016. The prior year results are not a full nine months of revenue.

Carpets increased $1,327,022 or 3.2%

Hard Surface Products increased $5,937,072 or 53.2%

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Synthetic Turf Products decreased $233,684 or 5.4%

Kitchen and Home Products decreased $128,904 or 100.0%

Directory Services decreased $84,901 or 13.0%

Cost of Revenue

Cost of revenue increased $26,361,157, or 39.9% for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017, primarily because of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $8,746,310 or 19.0%, for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017.

The increase in gross profit was primarily attributable to the following:

The gross profits provided by our Appliancesmart acquisition;

Retail Appliance Boxed Sales $2,473,367 or 16.1% gross profit margin.

Retail Appliance UnBoxed Sales $2,698,188 or 43.4% gross profit margin.

Retail Appliance Delivery, Warranty and Other $385,919 or 29.5% gross profit margin.

Gross profit increased in the following categories as compared to the prior year period:

Used Movies, Music, Games and Other increased $1,818,642 or 7.6%. Used Movies, Music, Games and Other gross profit margin increased slightly to 77.8% from 77.6%.

Rentals, Concessions and Other $575,247 or 116.6%. Rentals, Concessions and Other gross profit margin decreased to 57.1% from 60.8%.

Hard Surface Products increased $1,894,039 or 79.2%. Hard Surface Products gross profit increased to 25.1% from 21.4%.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

New Movies, Music, Games and Other decreased by $7,159 or 0.1%. New Movies, Music, Games and Other gross profit margin decreased to 24.0% from 26.3%.

New Kitchen and Home Products increased $83,879 or 100.0%.

Carpets decreased $348,907 or 2.9%. Carpets gross profit margin decreased to 26.9% from 28.6%.

Synthetic Turf Products decreased $746,897 or 74.9%.

Directory Services gross profit decreased $80,008 or 12.9%. Directory Services gross profit margin increased to 95.1% from 95.0%

General and Administrative Expense

General and Administrative expense increased $10,085,983 or 39.5%, for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017. The increase in general and administrative expense was primarily attributable to an increase from our new acquisition ApplianceSmart of $4,907,629.

Selling and Marketing Expense

Selling and marketing expense increased $4,100,808 or 65.7%, for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017. The increase in selling and marketing expense was primarily attributable to an increase from our new acquisition ApplianceSmart of $3,552,428.

Operating Income

Because of the factors described above, operating income of $8,892,571 for the nine months ended June 30, 2018, represented a decrease of $5,440,481, or 38.0% over the comparable prior year period of $14,333,052.

Interest Expense, net

Interest expense net increased $1,388,995 or 24.7%, for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017 primarily due to increased borrowing and the recording of $742,000 of un-amortized debt issuance cost related to the Capitala Term Loan payoff.

Other Income and Expense

Other income and expense increased $7,474,736, for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017. The increase in other income and expense was primarily the result of the bargain purchase gain on acquisition of Appliancesmart of $7,418,375.

Provision for Income Taxes

Provision for income taxes increased $164,676, for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017.

Net Income

The factors described above led to net income of $5,877,866 for the nine months ended June 30, 2018, or a 8.9% increase in net income of $5,397,282 for the nine months ended June 30, 2017.

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

	Three Months Ended June 30, 2018 Segments in $				Three Months Ended June 30, 2017 Segments in $
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total

Revenue	$29,705,192	$24,773,123	$183,742	$54,662,057	$19,267,959	$21,898,645	$210,889	$41,377,493
Cost of Revenue	17,563,930	18,274,916	8,993	35,847,839	8,314,357	16,059,233	10,006	24,383,596
Gross Profit	12,141,262	6,498,207	174,749	18,814,218	10,953,602	5,839,412	200,883	16,993,897
General and Administrative Expense	11,732,687	1,640,384	1,650	13,374,721	8,320,919	1,013,275	1,710	9,335,904
Selling and Marketing Expense	2,387,232	2,154,443	2	4,541,677	364,245	1,910,621	–	2,274,866
Operating Income (Loss)	$(1,978,657)	$2,703,380	$173,097	$897,820	$2,268,438	$2,915,516	$199,173	$5,383,127

	Three Months Ended June 30, 2018 Segments in $				Three Months Ended June 30, 2017 Segments in $
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	59.1%	73.8%	4.9%	65.6%	43.2%	73.3%	4.7%	58.9%
Gross Profit	40.9%	26.2%	95.1%	34.4%	56.8%	26.7%	95.3%	41.1%
General and Administrative Expense	39.5%	6.6%	0.9%	24.5%	43.2%	4.6%	0.8%	22.6%
Selling and Marketing Expense	8.0%	8.7%	0.0%	8.3%	1.9%	8.7%	0.0%	5.5%
Operating Income (Loss)	-6.7%	10.9%	94.2%	1.6%	11.8%	13.3%	94.4%	13.0%

Retail and Online Segment

Segment results for Retail and Online include Vintage, Modern Everyday and LiveDeal. Revenue for the three months ended June 30, 2018 increased $10,437,233, or 54.2%, as compared to the prior year period, as a result of the acquisition of the Appliancesmart business on December 30, 2017 which provided $7,615,797 of Retail Appliance Box Sales, $3,158,719 of Retail Appliance UnBox Sales and $847,950 of Retail Appliance Delivery, Warranty and Other revenue, $959,221 or 306.6% of Movie Rental, concession and other revenue; partially offset by a decrease in New kitchen and home products revenue of $8,927, or 100.0% from the prior year period, $1,466,574 of Used movies, music, games and other revenue or 12.7% and $668,955 or 9.0% of New movies, music, games and other revenue.

Cost of revenue for the three months ended June 30, 2018 increased $9,249,573, or 111.2%, because of the Appliancesmart business which had cost of revenue for Retail Appliances Boxed of $6,804,771, $1,661,891 for Retail Appliances UnBoxed, Retail Appliance Delivery, Warranty and Other of $1,066,642 partially offset by a decrease in cost of revenue for New movies, music, games and other of $299,963 and Used Movies, Music, Games and Other $320,888 and Kitchen and home products of $135,886.

Operating income for the three months ended June 30, 2018 decreased $4,247,095, because of increased gross profit of $1,187,660, offset by an increase in general and administrative expense of $3,411,768, and an increase in selling and marketing expense of $2,022,987.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the three months ended June 30, 2018 increased $2,874,478, or 13.1%, as compared to the prior year period, because of increased sales of hard surface products of $1,627,281, carpets of $1,164,324 and Synthetic turf products of $82,874. Cost of revenue for the three months ended June 30, 2018 increased $2,215,683, or 13.8%, as compared to the prior year period, because of an increase in cost of revenue for synthetic turf products of $139,032, hard surface products of $1,075,484 and carpets of $1,001,166. Operating income for the three months ended June 30, 2018 decreased $212,136, or 7.3%, as compared to the prior year period, because of an increase in gross profit of $658,795, an increase in general and administrative expense of $627,109 and an increase in selling and marketing expense of $243,822.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues for the three months ended June 30, 2018 decreased $27,147, or 12.9%, as compared to the prior year period, because of decreasing renewals. Operating earnings for the three months ended June 30, 2018 decreased $26,076, or 13.1% compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

	Nine Months Ended June 30, 2018 Segments in $				Nine Months Ended June 30, 2017 Segments in $
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total

Revenue	$82,182,175	$64,460,280	$567,594	$147,210,049	$54,020,215	$57,429,871	$652,496	$112,102,582
Cost of Revenue	44,048,226	48,273,259	27,755	92,349,240	23,914,351	42,041,084	32,648	65,988,083
Gross Profit	38,133,949	16,187,021	539,839	54,860,809	30,105,864	15,388,787	619,848	46,114,499
General and Administrative Expense	31,244,208	4,383,829	2,389	35,630,426	22,588,786	2,953,133	2,524	25,544,443
Selling and Marketing Expense	4,245,074	6,092,735	3	10,337,812	969,514	5,267,490	–	6,237,004
Operating Income	$2,644,667	$5,710,457	$537,447	$8,892,571	$6,547,564	$7,168,164	$617,324	$14,333,052

	Nine Months Ended June 30, 2018 Segments in % of Revenue				Nine Months Ended June 30, 2017 Segments in % of Revenue
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	53.6%	74.9%	4.9%	62.7%	44.3%	73.2%	5.0%	58.9%
Gross Profit	46.4%	25.1%	95.1%	37.3%	55.7%	26.8%	95.0%	41.1%
General and Administrative Expense	38.0%	6.8%	0.4%	24.2%	41.8%	5.1%	0.4%	22.8%
Selling and Marketing Expense	5.2%	9.5%	0.0%	7.0%	1.8%	9.2%	0.0%	5.6%
Operating Income	3.2%	8.9%	94.7%	6.0%	12.1%	12.5%	94.6%	12.8%

Retail and Online Segment

Segment results for Retail and Online include Vintage, Modern Everyday and LiveDeal. Revenue for the nine months ended June 30, 2018 increased $28,161,960, or 52.1%, as compared to the prior year period, as a result of the acquisition of the Appliancesmart business on December 30, 2017 which provided $15,357,486 of Retail Appliance Boxed Sales, $6,215,171 of Retail Appliance UnBoxed Sales and $1,310,326 of Retail Appliance Delivery, Warranty and Other; $2,278,576 of Used movies, music, games and other revenue; $2,067,819 of New movies, music, games and other revenue; $1,061,484 of Movie Rental, concession and other revenue; partially offset by a decrease in New kitchen and home products revenue of $128,904, or 100.0% from the prior year period.

Cost of revenue for the nine months ended June 30, 2018 increased $20,133,875, or 84.2%, because of the Appliancesmart business which had cost of revenue for Retail Appliance Boxed Sales $12,884,119, Retail Unboxed Sales of $3,516,983 and Retail Appliance Delivery, Warranty and Other of $924,407; Used movies, music, games and other of $459,934, New movies, music, games and other of $2,074,978; Movie Rental, concession and other of $486,237; partially offset by a decrease in cost of revenue for New Kitchen and home products of $212,783, or 100.0% from the prior year period.

Operating income for the nine months ended June 30, 2018 decreased $3,902,897, because of increased gross profit of $8,028,085, offset by an increase in general and administrative expense of $8,655,422, and an increase in selling and marketing expense of $3,275,560.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the nine months ended June 30, 2018 increased $7,030,409, or 12.2%, as compared to the prior year period, because of increased sales of hard surface products of $5,937,072, carpet products of $1,327,022, partially offset by a decrease in synthetic turf products of $233,684. Cost of revenue for the nine months ended June 30, 2018 increased $6,232,175, or 14.8%, as compared to the prior year period, because of an increase in the cost of revenue of synthetic turf products of $513,213, hard surface products of $4,043,033 and of carpets of $1,675,929. Operating income for the nine months ended June 30, 2018 decreased $1,457,707, or 20.3%, as compared to the prior year period, because of an increase in gross profit of $798,234 offset by an increase in general and administrative expense of $1,430,696 and an increase in selling and marketing expense of $825,245.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues for the nine months ended June 30, 2018 decreased $84,902, or 13.0%, as compared to the prior year period, because of decreasing renewals. Operating earnings for the nine months ended June 30, 2018 decreased $79,877, or 12.9%, compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

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

As of June 30, 2018, we had total cash on hand of $2,293,016 and an additional $7,170,515 of available borrowing under the BofA Revolver and an additional $1,083,369 of available borrowing under the TCB Revolver. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances, our then-current commitments and obligations, the amount, nature and timing of our capital requirements, any limitations imposed by our current credit arrangements and overall market conditions.

Cash Flows

During the nine months ended June 30, 2018, cash provided by operations was $9,708,686, compared to $7,013,273 during the nine months ended June 30, 2017. The increase in cash provided by operations of $2,695,413 as compared to the prior period; was primarily due to an increase in net income of $480,584, an increase in depreciation and amortization expense of $1,411,611, a decrease due to the bargain purchase gain of Appliancesmart of $7,418,375, an decrease due to loss on sale of equipment of $51,088, an increase to the change in deferred income taxes primarily related to the change in corporate tax rates of $592,070, an increase in non-cash expenses of $2,132,817, and an increase in cash provided by operations for working capital purposes of $5,547,794.

Some of the significant changes in cash provided by or used by operations for working capital purposes, as compared to the prior year period include:

Cash provided by a decrease in prepaid expenses and other current assets of $1,989,102 was the primary result of financing deposits initially placed with equipment manufacturers from Banc of America Leasing & Capital LLC upon receiving and putting into service certain new equipment at Marquis.

Cash provided by a decrease in accounts receivable of $1,908,193 due to increased collections at Marquis and ApplianceSmart.

Cash provided by an increase in accounts payable by $1,486,511 at Marquis, Vintage and Appliancesmart.

Cash used in investing activities was $8,446,412 and $53,334,110 for the nine months ended June 30, 2018 and June 30, 2017, respectively. The $44,887,698 decrease in cash used in investing activities, as compared to the prior period, is primarily attributable to the acquisition of Vintage Stock for $47,310,900 of consideration given, net of cash acquired, including the $10,000,000 of seller financing provided; partially offset by the increase in purchase and placement into service of new equipment of $1,973,530, primarily for Marquis; the increase in purchases of intangible assets – software of $421,752, and the decrease in the proceeds from the sale of equipment of $27,920.

Cash used by financing activities was $2,941,797 and provided by financing activities of $49,824,994 for the nine months ended June 30, 2018 and June 30, 2017, respectively. The $52,766,791 decrease in cash provided, as compared to the prior period, was attributable to decreased net borrowings on our two revolver loans of $15,850,704; a decrease in the proceeds from notes payable of $9,052,843 primarily attributable to the acquisition of Vintage Stock, an increase in debt issuance costs of $108,011, a decrease in series A preferred stock dividends of $959, an increase in payments of notes payable of $27,687,602, an increase in payments on related party notes payable of $158,628, a decrease in purchase of common treasury stock of $94,038, and an increase in the purchase of series E preferred treasury stock of $4,000.

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

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 8 to the unaudited condensed consolidated financial statements. At June 30, 2018 and September 30, 2017, we had $7,170,515 and $9,691,672 of additional borrowing availability on the BofA Revolver, respectively. Maximum borrowing under the BofA Revolver is $15 million. A total of approximately $72,715 of letters of credit was outstanding at June 30, 2018 and September 30, 2017. The weighted average interest rate for the period of October 1, 2017 through June 30, 2018 was 3.73%. We borrowed $69,661,042 and repaid $66,755,088 on the BofA Revolver during the nine months ended June 30, 2018, resulting in an outstanding balance on the BofA Revolver of $7,756,769 and $4,850,815 at June 30, 2018 and September 30, 2017, respectively.

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver, subject to availability as described in Note 8 to the unaudited condensed consolidated financial statements. On June 30, 2018 and September 30, 2017, we had $1,083,369 and $6,214,324, of additional borrowing availability on the TCB Revolver, respectively. Maximum borrowing under the TCB Revolver has been reduced to $12,000,000. No letters of credit were outstanding at any time during the period of October 1, 2017 through June 30, 2018. The weighted average interest rate for the period of October 1, 2017 through June 30, 2018 was 4.502899%. We borrowed $57,546,998 and repaid $59,150,804 on the TCB Revolver during the period of October 1, 2017 through June 30, 2018, resulting in an outstanding balance on the TCB Revolver of $10,916,631 and $12,520,437 at June 30, 2018 and September 30, 2017, respectively.

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

Off-Balance Sheet Arrangements

At June 30, 2018, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2018, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk, foreign customer purchases or commodity price risk.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of June 30, 2018. Our assessment found the following material weaknesses. Management’s assessment concluded that it has the following material weaknesses: (a) lack of sufficient controls around the financial reporting process; (b) lack of proper segregation of duties within the financial reporting process; (c) lack of adequate controls surrounding management’s review of the income tax provision process; (d) lack of controls surrounding the assessment of certain cash flow and balance sheet classifications; and (e) lack of sufficient controls around the process for business combinations.

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

PART II – OTHER INFORMATION

ITEM 1.           Legal Proceedings

On February 21, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) and a letter from the SEC stating that it is conducting an investigation. The subpoena requests documents and information concerning, among other things requesting documents and information concerning, among other things, the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors. The letter from the SEC states that “this inquiry does not mean that the SEC has concluded that the Company or any of its officers and directors has broken the law or that the SEC has a negative opinion of any person, entity, or security.”  The Company is cooperating with the SEC in its investigation.

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

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2018, the Company announced a $10.0 million common stock repurchase program. Below are the purchases during the nine months ended June 30, 2018:

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
				$10,000,000
March 2018	10,000	$12.79	10,000	$9,971,945
April 2018	2,077	$11.98	2,077	$9,947,064
Totals	12,077		12,077

ITEM 3.           Defaults Upon Senior Securities

None.

ITEM 4.           Mine Safety Disclosures

None.

ITEM 5.           Other Information

None.

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

3.1		Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07
3.2		Certificate of Change	8-K	001-333937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-333937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-333937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-333937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-333937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-333937	3.1.6	12/29/16
3.8	*	Bylaws of Live Ventures Incorporated
10.1		Second Amendment and Waiver to Term Loan Agreement	8-K	001-33937	10.1	03/16/18
10.2		Waiver Agreement	8-K	001-33937	10.2	03/16/18
10.3		Promissory Note	8-K	001-33937	10.1	04/26/18
10.4		Amended and Restated Credit Agreement	8-K	001-33937	10.1	06/11/18
10.5		Limited Guaranty	8-K	001-33937	10.2	06/11/18
10.6		Third Amendment to Loan Agreement	8-K	001-33937	10.3	06/11/18
10.7	*	Consent and Sixth Amendment to Loan and Security Agreement dated June 5, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Bank of America, N.A., and the other parties thereto
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. 101.INS	*	XBRL Instance Document
Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: August 14, 2018	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2018	/s/ Virland A Johnson
Chief Financial Officer
(Principal Financial Officer)

Dated:   August 14, 2018

