Form 10-K
period 2018-09-30
LIVE VENTURES Inc
filed 2018-12-27
CIK 1045742

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 30, 2018 was $11,845,020.

The number of shares outstanding of the registrant’s common stock, as of December 15, 2018, was 1,945,247 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

LIVE VENTURES INCORPORATED

FORM 10-K

For the year ended September 30, 2018

As used in this Annual Report on Form 10-K (this “Form 10-K”), unless otherwise stated or the context otherwise requires, references to "we," "us," "our," the "Company," "Live Ventures" and similar references refer collectively to Live Ventures Incorporated and its subsidiaries.

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

Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K are disclosed in Item 1-Business, Item 1A – Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the factors that we believe could affect our results include:

•	competitive and cyclical factors relating to the floor covering and retail industries;

•	dependence of some of Marquis’ business on key customers;

•	requirements of capital;

•	requirements of our lenders;

•	availability of raw materials;

•	changes in import tariffs;

•	product liabilities in excess of insurance;

•	our ability to continue to make acquisitions and to successfully integrate and operate acquired businesses;

•	risks of downturns in general economic conditions and in the floor covering and retail industries that could affect our business segments;

•	technological developments;

•	our ability to attract and retain key personnel;

•	changes in governmental regulation and oversight;

•	domestic or international hostilities and terrorism; and

•	the future trading prices of our common stock.

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

Any information contained on our website (www.liveventures.com) or any other websites referenced in this Form 10-K are not a part of this Form 10-K.

PART I

ITEM 1.          Business

Our Company

Live Ventures Incorporated, a Nevada corporation originally incorporated in the State of New Mexico in 1968 as Nuclear Corporation of New Mexico, is a publicly traded (NASDAQ: LIVE) holding company for diversified businesses. In fiscal year 2015 we commenced a strategic shift in our business plan away from solely providing online marketing solutions for small and medium business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power.

Under the Live Ventures brand, we seek opportunities to acquire profitable and well-managed companies. We work closely with third parties to help us identify target companies that fit within the criteria we have established for opportunities.

Products and Services

Manufacturing Segment

Marquis Industries, Inc.

Marquis Industries, Inc. (“Marquis”) is a leading carpet manufacturer and a manufacturer of innovative yarn products, as well as a reseller of hard surface flooring products. Over the last decade, Marquis has been an innovator and leader in the value-oriented polyester carpet sector. We focus on the residential, niche commercial, and hospitality end-markets and serve over 2,000 customers.

Since commencing operations in 1995, Marquis has built a strong reputation for outstanding value, styling, and customer service. Its innovation has yielded products and technologies that differentiate its brands in the flooring marketplace. Marquis’s state-of-the-art operations enable high quality products, unique customization, and exceptionally short lead-times. Through its A-O Division, Marquis utilizes its state-of-the-art yarn extrusion capacity to market monofilament textured yarn products to the artificial turf industry. On December 21, 2018, Marquis sold its A-O division to a third party for approximately $5.5 million in cash plus $0.10 per pound of nylon sold by the purchaser during the 36 month period immediately following the closing of such sale. See “Item 9B – Other Information.”

At September 30, 2018, Marquis operated its business through 13 divisions, each specializing in a distinct area of the business. Marquis’ flooring source division is the largest of all of the operating divisions, with sales to over 2,000 carpet dealers. The following is a breakdown of each division and the specialized products sold:

Division	Products and/or Services
Marquis Industries	All forms of carpets to dealers
Marquis Carpet	Carpet products to home centers
Marquis Hard Surfaces	Hard surface products manufactured by third parties to dealers
A-O Industries	Monofilament nylon, polypropylene and polyethylene yarns for the outdoor turf industry
Omega Pattern Works	Specialty printed carpet to the entertainment industry (bowling alleys, fun centers, movie theaters, casinos)
Astro Carpet Mills	Specialty printed carpet to the entertainment industry and artificial turf
Artisans Hospitality	Carpets to commercial and hospitality markets
Artisans Carpet	Carpets to carpet distributors
Dalton Carpet Depot	Sells specials and off grade carpet products to dealers
M&M Fibers	Extrusion carpet fiber division supplying raw material to Marquis
Quantum Textiles	Internal twisting and heat set yarn plant – some commission work for local mills
B&H Tufters	Internal tufting operations
Constellation Industries	Contract commission printing

Products

Carpets & Rugs

Marquis produces innovative commercial products for the carpet industry. Marquis has 26 running line styles offering outstanding quality and value. It also offers special value in polyester styles and residential nylon roll buy. Marquis products feature high twist yarns produced with ultra-soft fibers and are designed to perform for active families.

Marquis’s specialty print divisions offer printed patterned carpet designed for commercial applications. Patterns are tailored to a variety of end uses from fun centers, movies theatres, hotels, casinos and corporate. All products are printed on high performance nylon and are soil and stain resistant.

Hard Surfaces

The Marquis Hard Surface product lineup includes products designed for both residential and commercial end uses. Marquis’s product offering has remained on the cutting edge of this rapidly evolving segment of the flooring industry and will continue to be an innovator in new technology and design. The 16 running line products currently offered include dry back and click luxury vinyl plank along with WPC and SPC rigid core tile and plank. In addition, Marquis Hard Surfaces also features hundreds of rolls of vinyl specials at promotional prices.

Yarns

Through its A-O Division, Marquis uses state-of-the-art yarn extrusion capacity to market monofilament textured yarn products to the artificial turf industry. As described above, the A-O Division was sold to a third party on December 21, 2018.

Industry and Market

Marquis is an integrated carpet manufacturer, seller of hard surface products and manufacturer of nylon and polypropylene monofilament turf yarn within a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2017, the U.S. floor covering industry had an estimated $25.5 billion in sales.

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

Our Market

Carpet and Rugs

The carpet and rug industry had shipments of $11.8 billion in 2017. The carpet and rugs industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry. The industry has two primary sub-markets, replacement and new construction, with the replacement market making up the larger portion of the sub-markets. Approximately 61% of industry shipments are made in response to residential replacement demand.

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

The Carpet and Rug Institute (the “CRI”) is the national trade association representing carpet and rug manufacturers. Information compiled by the CRI suggests that the domestic carpet and rug industry is comprised of fewer than 100 manufacturers, with a meaningful percentage of the industry's production concentrated in a limited number of manufacturers focused on the lower end of the price curve.

Hard Surfaces

Hard flooring surfaces such as ceramic, luxury vinyl tile, hardwood, stone, and laminate had shipments of $13.9 billion in 2017. As with carpet and rugs, the market is split between residential and commercial and replacement and new construction, with residential replacement being the largest segment of the market.

Synthetic Turf

Northwest Georgia is also the home to a thriving synthetic turf industry, a relative of the carpet industry. Early versions of artificial turf, or fake grass, in domed and open-air sports stadiums used to be referred to as Astro Turf by the athletes who played upon the turf. Today, artificial turf is more akin to a manmade organism, with advanced underlay, cushioning, and drainage systems. AstroTurf, the granddaddy of artificial turf, is headquartered in Dalton, GA.

Other major turf players in Georgia include Challenger Industries, Controlled Products, Synthetic Turf Resources, Fieldturf, and Turf Store. Marquis, through its A-O Industries division, has developed significant yarn extrusion expertise and services the synthetic turf industry through the sale of highest quality yarns. As discussed above, Marquis sold its A-O Division to a third party on December 21, 2018.

Competition

The North American flooring industry is highly competitive with an increasing variety of product categories, shifting consumer preferences and pressures from imported products, particularly in the rug and hard surface categories. Marquis competes with other flooring manufacturers and resellers. Marquis is a fully integrated carpet mill, and, as a result, is able to produce carpet at the lowest cost possible for its target price point. Marquis is a one stop shop for soft and hard surface products, allowing its customers to save time and receive exceptional service. Marquis offers innovative products and has quick turnaround times turning a new product in two weeks from order to delivery. The principal methods of competition are service, quality, price, product innovation and technology. Marquis’ lean operating structure plus investments in manufacturing equipment, computer systems and marketing strategy contribute to its ability to provide exceptional value on the basis of performance, quality, style and service, rather than just competing on price.

Raw Materials and Suppliers

Our principal suppliers include Honeywell, DAK, Syntec, Global Backing, and Mattex. We believe that we will have access to an adequate supply of raw material on satisfactory commercial terms for the foreseeable future. We are not dependent on any one supplier.

Customers

Marquis sells products to flooring dealers, home centers, other flooring manufacturers and directly to end users. Approximately 70% of sales are to a network of over 2,000 flooring dealers across several different end markets, geographies, and product lines. Management believes that the dealer market is the most profitable market for its products because it’s a diversified customer base that values innovation, style, and service. Dealer networks typically allow Marquis to achieve higher margin, lower volume accounts. As a result, we are not dependent on any one customer to sustain our revenue.

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

Marketing

Marquis has a team of 29 full-time salespeople who deepen customer relationships throughout its markets.

Retail and Online Segment

Vintage Stock

On November 3, 2016, Live Ventures, through its wholly-owned subsidiary Vintage Stock Holdings LLC, acquired 100% of Vintage Stock, V-Stock, Movie Trading Company and Entertain Mart (collectively “Vintage Stock”).

Vintage Stock is an award-winning specialty entertainment retailer with 59 storefronts across the Midwest and Southwest. Vintage Stock enjoys a wide customer base comprised of electronic entertainment enthusiasts, avid collectors, female gamers, children, seniors and more. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 34 Vintage Stock, 3 V-Stock, 13 Movie Trading company and 9 EntertainMart retail locations strategically positioned across Texas, Idaho, Oklahoma, Kansas, Missouri, Colorado, Illinois, Arkansas, Utah, and New Mexico. Stores range in size from 3,000 square feet to as large as 46,000 square feet depending on market draw and population density. In addition to offering a wide array of products, Vintage Stock also offers services to customers, such as rentals, special orders, disc and video game hardware repair and more. Vintage Stock also sells new and used movies, video games and toys through http://www.vintagestock.com. Vintage Stock’s “Cooler Than Cash” program rewards loyal customers. When Vintage Stock customers bring in items to sell, the customer has two options: (i) sell their pre-owned products for cash or (ii) opt for store credit and receive a fifty percent bonus.

Vintage Stock sources its products through purchasing and trade-ins from customers as well as through distributors, including Ingram Entertainment, Inc., Alliance Entertainment, Inc., Ingram Book Company, Inc., and Diamond Comics, Inc.

ApplianceSmart

At September 30, 2018, ApplianceSmart operated seventeen stores: six in the Minneapolis/St. Paul market; one in Rochester, Minnesota; four in the Columbus, Ohio market; four in the Atlanta, Georgia market; and two in the San Antonio, Texas market.  ApplianceSmart is a major household appliance retailer with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, niche offerings such as close-outs, factory overruns, discontinued models, and special-buy appliances, including open box merchandise and others.  One example of a special-buy appliance may be due to manufacturer product redesign, in which a current model is updated to include a few new features and is then assigned a new model number. Because the major manufacturers—primarily Whirlpool, General Electric, and Electrolux—ship only the latest models to retailers, a large quantity of the previous models often remain in the manufacturers' inventories. Special-buy appliances typically are not integrated into the manufacturers’ normal distribution channels and require a different method of management, which we provide. For many years, manufacturers relied on small appliance dealers to buy these specialty products to sell in their stores.  However, today small retailers are struggling to compete with large appliance chains as the ten largest retailers of major appliances account for more than 85% of the sales volume.  At the same time, expansion of big-box retailers that sell appliances has created an increase in the number of special-buy units, further straining the traditional outlet system for these appliances. Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

ApplianceSmart has entered into contracts for purchasing appliances that it sells in ApplianceSmart stores and in its commercial contracts.  These contracts and arrangements are with the following five major manufacturers:

1.	Electrolux

2.	GE Appliances

3.	LG

4.	Samsung

5.	Whirlpool

There are no guarantees on the number of units any of the manufacturers will sell us. However, we believe purchases from these manufacturers will provide an adequate supply of high-quality appliances for our ApplianceSmart stores and our commercial division.

Key components of our current agreements include:

1.	We have no guarantees for the number or type of appliances that we purchase.

2.	The agreements may be terminated by either party with 30 days’ prior written notice.

3.	We have agreed to indemnify certain manufacturers for certain claims, allegations or losses concerning the appliances we sell.

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

Marketing

Vintage Stock. Vintage Stock markets its stores primarily via social media apps including but not limited to individual store & corporate Facebook and Twitter accounts. We have approximately 380,000 customer list for weekly distribution of our digital new release catalog and promotion of online and brick and mortar sales and coupons. In early 2018, Vintage Stock started converting accounts to mobile numbers to better engage its customers with offers and sales. Vintage Stock also uses guerrilla marketing by partnering and setting up booths with movie theaters for blockbuster releases, various trade fairs, and school donations.

ApplianceSmart. Our ApplianceSmart concept includes establishing large showrooms in metropolitan locations where we offer consumers a selection of hundreds of appliances at each of our stores. Our visual branding consists of ample display of product, manufacturers’ signage and custom-designed ApplianceSmart materials. We advertise our stores through television, radio, print media, social media and direct mail. Through www.ApplianceSmart.com, consumers can also search our inventory and purchase appliances online.

LiveDeal.com. We are currently not investing any resources in livedeal.com.

Our Market

Vintage Stock. According to the Entertainment Software Association, today’s video games provide rich, engaging entertainment for players across all platforms. The 2018 Essential Facts About the Computer and Video Game Industry Report (the “Video Game Industry Report”) underscores how video games have evolved into a mass medium, noting that more than 150 million Americans play video games, and 64 percent of American households are home to at least one person who plays video games regularly, or at least three hours per week and 60 percent of Americans play video games daily. In addition, the Video Game Industry Report also stated that in 2016, the industry sold over 24.5 billion games and generated more than $30.4 billion in revenue. Total game sales included purchases of digital content such as online subscriptions, downloadable content, mobile applications, and social networking games.  Total consumer spending in the video game industry reached $36 billion in 2017, representing an 18% rise over 2016’s $30.4 billion, per recent data released by the Entertainment Software Association (ESA) and The NPD Group. These figures include mobile spending data, provided by App Annie, which include paid downloads and in-game purchases for mobile and tablet devices through Apple’s App Store and Google Play. Separately, two-thirds (66%) of Americans ages 13 and older self-identify as gamers, up from 58% in 2013, according to a Nielsen study. Gamers are spending an average of 11% of their leisure time with video games this year, a figure that has remained largely consistently over the past few years, per Nielsen’s data.

ApplianceSmart. The U.S. major appliance industry is increasing, growing by 2.9% over the course of the last five years and is expected to reach $19 billion in 2018, according to IBISWorld. The Company also believes that the market is undergoing a significant advancement of “smart” or “connected” appliances. According to Grand View Research, manufacturers are investing substantially in research and development in the connected appliance space. With integrated computer chip and screens in refrigerators, consumers can sync up grocery lists, recipes, and even play a Pandora playlist through their appliance. According to Statista, these so called “smart appliances” generated approximately $887 million in 2016, which is a significant increase over 2011 (approximately $105 million). According to Grand View Research, the two major distribution channels for consumers to purchase appliances are brick and mortal retail and ecommerce. Brick and mortar retail holds the majority share in revenue and the Company believes will continue to increase through 2025.

Competition

 Vintage Stock. Our industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. Competition is based on the ability to adopt new technology, aggressive franchising, establishment of brand names and quality of collections. The markets where we have a presence do not have many establishments that sell video games. For example, 0.6% of total video game retailers are in Oklahoma. In addition, although many competitors have entered the rental industry with streaming online content, the lack of broadband throughout the United States, particularly in the Midwest, has protected retailers of movies. Six of the seven states where Vintage Stock operates are among the 10 states with the slowest internet speed. We compete with mass merchants and regional chains; computer product and consumer electronics stores; other video game and PC software specialty stores; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. We have, however, established a presence in areas where we can take a greater portion of market share. Video game products are also distributed through other methods such as digital delivery. We also compete with sellers of pre-owned and value video game products. Additionally, we compete with other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.

ApplianceSmart. Our competition comes mainly from new-appliance and other special-buy retailers. Each ApplianceSmart store competes with local and national retail appliance chains, as well as with independently owned retailers. Many of these retailers have been in business longer than us and may have significantly greater assets. Many factors, including obtaining adequate resources to create and support the infrastructure required to operate large-scale appliance recycling and replacement programs, affect competition in the industry.

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

Corporate Offices

Our principal offices are located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this Form 10-K) is located at www.liveventures.com.

Employees

As of September 30, 2018, we had 1,155 employees, of which 703 were full-time employees, in the United States, none of whom is covered by a collective bargaining agreement.

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

Our operating results have historically fluctuated significantly, and we could continue to experience fluctuations or revert to declining operating results due to factors that may or may not be within our control. Such factors include the following:

•	fluctuating demand for our products and services, which may depend on a number of factors including:

•	changes in economic conditions and the amount of consumers’ discretionary spending,

•	changes in technologies favored by consumers,

•	customer refunds or cancellations, and

•	our ability to continue to bill through existing means;

•	market acceptance of new or enhanced versions of our services or products;

•	new product offerings or price competition (or pricing changes) by us or our competitors;

•	with respect to our retail and online segment, the opening of new stores by competitors in our markets;

•	with respect to our manufacturing segment, changes in import tariffs;

•	the amount and timing of expenditures for the acquisition of new businesses and the expansion of our operations, including the hiring of new employees, capital expenditures, and related costs (including wage cost increases due to historically low unemployment);

•	technical difficulties or failures affecting our systems in general;

•	the fixed nature of a significant amount of our operating expenses; and

•	the ability of our check processing service providers to continue to process and provide billing information.

If we do not effectively manage our growth and business, our management, administrative, operational, and financial infrastructure and results of operations may be materially adversely affected.

We have expanded our business over the past few years through the acquisition of different businesses in different industries and we intend to continue to acquire additional businesses (and possibly in different industries) in the future. Significant expansion of our present operations will be required to capitalize on potential growth in market opportunities and will require us to add additional management personnel and continue to upgrade our financial and management systems and controls and information technology infrastructure. Any further expansion will also place a significant strain on our existing management, operational, and financial resources. In order to manage our growth, we will be required to continue to implement and improve our operational, marketing and financial systems, to expand existing operations, to attract and retain superior management and personnel, and to train, manage, and expand our employee base. There is no assurance that we will be able to expand our operations effectively, our systems, procedures and controls may be inadequate to support our expanded operations, and our management may fail to implement our business plan successfully.

We may not be able to secure additional capital to expand our existing operations.

Although we currently have no material long-term needs for capital expenditures at our existing operating subsidiaries, we will likely be required to make increased capital expenditures to fund our anticipated growth of operations, infrastructure, and personnel. In the future, we may need to seek additional capital through the issuance of debt (including convertible debt) or equity, depending upon our results of operations, market conditions, or unforeseen needs or opportunities. Our future liquidity and capital requirements will depend on numerous factors, including:

•	the pace of expansion of our operations;

•	our need to respond to competitive pressures; and

•	future acquisitions of complementary products, technologies or businesses.

The sale of equity or convertible debt securities could result in additional dilution to existing stockholders. There is no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

We may be exposed to litigation, claims and other legal proceedings relating to our company as a whole or our individual products and services, which could have a material adverse effect on our business and/or our stock price.

In the ordinary course of business, we may be subject to a variety of legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, intellectual property infringement, and other matters and/or claims relating to our Company, including securities class action matters. A very large claim or several similar claims asserted by a large class of plaintiffs could have a material adverse effect on our business and cause our stock price to decline, if we are unable to successfully defend against or resolve these matters or if its insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance, the policies may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels. Moreover, adverse publicity arising from claims made against us, even if the claims are not successful, could adversely affect our reputation or the reputation and sales of our products and cause our stock price to decline.

If we do not introduce new or enhanced offerings to our customers, we may be unable to attract and retain those customers, which would significantly impede our ability to generate revenue.

Management actively evaluates and improves our marketing efforts and our product and service offerings, as well as contracts with new partners and hire and train personnel for management, sales, and fulfillment. Any new product offering is subject to certain risks, including customer acceptance, competition, product differentiation, challenges relating to economies of scale and the ability to attract and retain qualified personnel, including management and designers. Many of our contracts with third party vendors permit our partners to terminate the contract, with short or no prior notice, for convenience, as well as in the event we default under the terms of the contract for failing to meet our contractual obligations.

The development of new products involves considerable costs and any new product may not generate sufficient customer interest and sales to become a profitable brand or to cover the costs of its development and subsequent promotions. There can be no assurance that any of our businesses will be able to develop and grow our current offerings, or any other new offerings, to a point where the new offerings will become profitable or generate positive cash flow. We may modify or terminate our current product and services offerings if our management determines that they are not yielding or will not yield desired results.

Our product introductions and improvements, along with our other marketplace initiatives, are designed to capitalize on customer demands and trends. In order to be successful, we must anticipate and react to changes in these demands and trends, and to modify existing products or develop new products or processes to address them. Potential customers may not subscribe to our current offerings or other online marketing products and services that we may offer in the future or may discontinue use if they find these products and services to be too costly, or ineffective for meeting their business needs than other methods of advertising and marketing. Our business, prospects, financial condition or results of operations will be materially and adversely affected if we do not execute our strategy or our products and services are not adopted by a sufficient number of customers.

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

We may decide to initiate litigation in order to enforce our intellectual property rights or to determine the validity and scope of our proprietary rights. Any such litigation could result in substantial expense and may not adequately protect our intellectual property rights. In addition, we may be exposed to future litigation by third parties based on claims that our products or services infringe or misappropriate their intellectual property rights. Any such claim or litigation against us, whether or not successful, could result in substantial costs and harm our reputation. In addition, such claims or litigation could force us to do one or more of the following:

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

Our ability to provide high-quality services largely depends upon the efficient and uninterrupted operation of our internal controls and computer and communications systems. We (or our third-party service providers) may be required to expand or upgrade our (or their) technology, infrastructure, fulfillment capabilities, or customer support capabilities in order to accommodate any significant growth in customers or to replace aging or faulty equipment or technologies. We (or they) may not be able to project accurately the rate or timing of increases, if any, in the use of our services or expand and upgrade our (or their) systems and infrastructure to accommodate these increases in a timely manner.

Any expansion of our (or our third-party service providers’) infrastructure may require us (or them) to make significant upfront expenditures for servers, routers, computer equipment, and additional internet and intranet equipment, as well as to increase bandwidth for internet connectivity. Any such expansion or enhancement may cause system disruptions.

Our (or our third-party service providers’) inability to expand or upgrade our technology, infrastructure, fulfillment capabilities, customer support capabilities, or equipment as required or without disruptions could impair the reputation of our brand and our services and diminish the attractiveness of our service offerings to our clients.

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

We are subject to income and other taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. As a result of the passage of the Tax Cuts and Jobs Act, corporate tax rates in the United States decreased in 2018, which resulted in changes to our valuation of our deferred tax asset and liabilities. These changes in valuation were material to our income tax expense and deferred tax balances.

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

Our service systems and operations are vulnerable to damage or interruption from earthquakes, fires, tornados, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire, tornado or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage will likely be insufficient to compensate us for losses that may occur. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential intellectual property or client data. We may not have sufficient protection or recovery plans in certain circumstances, such as the tornado that struck Tulsa, Oklahoma in August 2017 and damaged one of Vintage Stock’s stores in our Retail and Online business, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Such disruptions could negatively impact our ability to operate our business, which could have a material and adverse effect on our operating results and financial condition.

RISKS RELATED TO OUR BUSINESS STRATEGY

We may not be able to identify, acquire or establish control of, or effectively integrate previously acquired businesses, which could materially adversely affect our growth.

As part of our business strategy, we intend to pursue a wide array of potential strategic transactions, including acquisitions of new businesses, as well as strategic investments and joint ventures. Although we regularly evaluate such opportunities, we may not be able to successfully identify suitable acquisition candidates or investment opportunities, obtain sufficient financing on acceptable terms or at all to fund such strategic transactions, complete acquisitions and integrate acquired businesses with our existing businesses, or manage profitable acquired businesses or strategic investments.

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

Our growth strategy is to acquire companies and identify and acquire assets and technologies from companies in various industries that have a demonstrated history of strong earnings potential. The process to undertake a potential acquisition is time-consuming and costly. We expend significant resources to undertake business, financial, and legal due diligence on our potential acquisition target and there is no guarantee that we will acquire the company after completing due diligence.

Our acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities or convertible debt securities, significant amortization expenses related to goodwill, and other intangible assets and exposure to undisclosed or potential liabilities of the acquired companies. To the extent that the goodwill arising from the acquisitions carried on the financial statements do not pass the annual goodwill impairment test, excess goodwill will be charged to, and reduce, future earnings.

Because we do not intend to use our own employees or members of management to run the daily operations at our acquired companies, business operations might be interrupted if employees at the acquired businesses were to resign.

As part of our acquisition strategy, we do not use our own employees or members of our management team to operate the acquired companies. Key members of management at these acquired companies have been in place for several years and have established relationships with their customers. Competition for executive-level personnel is strong and we can make no assurance that we will be able to retain these key members of management. Although we have entered into employment agreements with certain of these key members of management and provide incentives to stay with the business after it’s been acquired, if such key persons were to resign, we might face impairment of relationships with remaining employees or customers, which might cause long-term customers to terminate their relationships with the acquired companies, which may materially adversely affect our business, financial condition, and results of operations.

RISKS RELATED TO OUR FLOORING MANUFACTURING BUSINESS

The floor covering industry is sensitive to changes in general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. Significant or prolonged declines in the U.S. or global economies could have a material adverse effect on the Company’s flooring manufacturing business.

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

The floor covering industry is highly competitive. We face competition from a number of manufacturers and independent distributors. Maintaining our competitive position may require substantial investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for our products or force us to lower prices. Moreover, a strong U.S. dollar combined with lower fuel costs may contribute to more attractive pricing for imports that compete with our products, which may put pressure on our pricing. The occurrence of one or more of these factors could materially adversely affect our business, financial condition and results of operations.

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

We source a substantial amount of our hard surface products from China and international trade conditions could adversely affect us.

A substantial amount of our hard surface products is manufactured in China and delivered to us by our brand partners as finished goods. As a result, tariffs, political or financial instability, labor strikes, natural disasters or other events resulting in the disruption of trade or transportation from China or the imposition of additional regulations relating to foreign trade could cause significant delays or interruptions in the supply of our merchandise or increase our costs, either of which could have an adverse effect on our business. If we are forced to source merchandise from other countries, such merchandise might be more expensive or of a different or inferior quality from the merchandise we now sell. If we were unable to adequately replace the merchandise we currently source with merchandise produced elsewhere, our business could be adversely affected.

On March 22, 2018, President Trump, pursuant to Section 301 of the Trade Act of 1974, directed the U.S. Trade Representative (“USTR”) to impose tariffs on $50 billion worth of imports from China. On June 15, 2018, the USTR announced its intention to impose an incremental tariff of 25% on $50 billion worth of imports from China comprised of (1) 818 product lines valued at $34 billion (“List 1”) and (2) 284 additional product lines valued at $16 billion (“List 2”). The List 1 tariffs went into effect on July 6, 2018 and the List 2 tariffs went into effect on August 23, 2018, (with respect to 279 of the 284 originally targeted product lines). On July 10, 2018, the USTR announced its intention to impose an incremental tariff of 10% on another $200 billion worth of imports from China comprised of 6,031 additional product lines (“List 3”) following the completion of a public notice and comment period. The List 3 tariffs went into effect on September 24, 2018, with the incremental tariff increasing to 25% on March 2, 2019.

Our hard surface products that are imported from China are currently included in the List 3 product lines and are subject to the effective tariff. As a result, we are evaluating the potential impact of the effective tariffs on our supply chain, costs, sales and profitability and are considering strategies to mitigate such impact. Given the uncertainty regarding the scope and duration of the effective and proposed tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the impact on our operations and results is uncertain and could be significant, and we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. To the extent that our supply chain, costs, sales or profitability are negatively affected by the tariffs or other trade actions, our business, financial condition and results of operations may be materially adversely affected.

RISKS RELATED TO OUR RETAIL AND ONLINE BUSINESS

Economic conditions in the U.S. could adversely affect demand for the products we sell.

Sales of our products by Vintage Stock are driven, in part, by discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing movies, games, music and other discretionary products when there are favorable economic conditions. Consumer spending may be affected by many economic factors outside of our control. Some of these factors include consumer disposable income levels, consumer confidence in current and future economic conditions, levels of employment, consumer credit availability, consumer debt levels, inflation, political conditions and the effect of weather, natural disasters, and civil disturbances. These and other economic factors could adversely affect demand for Vintage Stock’s products, which may negatively impact our business, results of operations and financial condition.

The video game industry is cyclical and affected by the introduction of next-generation consoles, which could negatively impact the demand for existing products or Vintage Stock’s pre-owned business.

The video game industry has been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. A new console cycle began when Nintendo launched the Wii U in November 2012 and Sony and Microsoft each launched their next generation of consoles, the PlayStation 4 and Xbox One, respectively, in November 2013. In March 2017, Nintendo released their new Switch console to replace the underperforming Wii U. If the new video game platforms do not continue to be successful, Vintage Stock’s sales of video game products could decline. The introduction of these next-generation consoles could negatively impact the demand for existing products or Vintage Stock’s pre-owned business, which could have a negative impact on our business, results of operations, financial condition, cash flow and liquidity.

Technological advances in the delivery and types of video, video games and PC entertainment software, as well as changes in consumer behavior related to these new technologies, could lower Vintage Stock’s sales

While it is currently possible to download video, video game content and music to the current generation of video and gaming systems, downloading is somewhat constrained by bandwidth capacity and video game and movie file sizes. However, broadband speeds are increasing and downloading technology is becoming more prevalent and continues to evolve rapidly. The current game consoles from Sony and Microsoft have facilitated download technology. If these consoles and other advances in technology continue to expand our customers’ ability to access and download the current format of video, music and games and incremental content from their games and videos through these and other sources, our customers may no longer choose to purchase videos, DVDs, video games and music in our stores or reduce their purchases in favor of other forms of video, digital and game delivery. As a result, our sales and earnings could decline.

Vintage Stock may not compete effectively as browser, mobile and social video viewing and gaming becomes more popular.

Listening to music, gaming and viewing video and digital content continues to evolve rapidly. The popularity of browser, mobile and social viewing and gaming have increased greatly, and this popularity is expected to continue to grow. Browser, mobile and social video viewing, listening to music and gaming is accessed through hardware other than the game consoles and traditional hand-held video and game devices we currently sell. If there is continued growth in popularity of browser, mobile and social viewing and gaming, our financial position, results of operations, cash flows and liquidity could be impacted negatively.

Sales of video games containing graphic violence may decrease as a result of actual violent events or other reasons, and Vintage Stock’s, and our, financial results may be adversely affected as a result.

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

A disruption in ApplianceSmart’s relationships with, or in the operations of, any of ApplianceSmart’s key suppliers could cause ApplianceSmart’s, and our, net sales and profitability to decline.

The success of ApplianceSmart’s business and growth strategy depends to a significant degree on the availability of open box and b-line product from our suppliers. Our largest suppliers include GE Appliances, Whirlpool, Electrolux, LG, and Samsung. ApplianceSmart does not have long-term supply agreements or exclusive arrangements with its major suppliers. ApplianceSmart typically orders its inventory through the issuance of individual purchase orders to vendors allowing ApplianceSmart to remain selective of the quality and type of product it purchases. ApplianceSmart has no contractual assurance of the continued supply of merchandise in the amount and assortment currently offered to its customers and may be subjected to rationing by suppliers. In addition, ApplianceSmart relies heavily on a relatively small number of suppliers. The top three suppliers represented approximately 85% of its appliance purchases in fiscal 2018.

ApplianceSmart’s suppliers also provide it with specific types of marketing allowances and volume rebates. If ApplianceSmart’s suppliers fail to continue these incentives, it could have a materially adverse effect on the breadth at which the Company can achieve brand awareness that translates to net sales.

The financial condition of ApplianceSmart’s suppliers may also adversely affect their access to capital liquidity with which to maintain their inventory, production levels and product quality and to operate their businesses, all of which could adversely affect its supply chain. Negative impacts on the financial condition of any of ApplianceSmart’s suppliers may cause suppliers to reduce their offerings of customer incentives and vendor allowances, cooperative marketing expenditures and product promotions. It may also cause them to change their pricing policies, which could impact the demand for their products.

As a seller of certain consumer products, Vintage Stock and ApplianceSmart are subject to various federal, state and local laws, regulations, and statutes related to product safety and consumer protection.

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

International events could delay or prevent the delivery of products to our suppliers.

Some of our suppliers rely on foreign sources to manufacture a portion of the products we purchase from them. As a result, any event causing a disruption of imports, including natural disasters or the imposition of import restrictions or trade restrictions in the form of tariffs or quotas, could increase the cost and reduce the supply of products available to us, which could lower our sales and profitability.

If we are unable to renew or enter into new leases on favorable terms, our revenue growth may decline.

All of Vintage Stock’s and ApplianceSmart’s retail stores are located in leased premises. If the cost of leasing existing stores increases, we cannot be certain that we will be able to maintain our existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites or additional sites for new store expansion in a timely manner. Our revenues and earnings may decline if we fail to maintain existing store locations, enter into new leases, locate alternative sites, or find additional sites for new store expansion.

An adverse trend in sales during the winter and holiday selling season could impact our financial results.

Our retail business, like that of many retailers, is seasonal, with a major portion of Vintage Stock’s and ApplianceSmart’s sales realized around various holidays and other days, including Black Friday, President’s Day, tax refund season, Memorial Day, July 4th and Labor Day. Any adverse trend in sales during these times could negatively impact our results of operations.

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

Our growth strategy depends in part upon opening new stores and operating them profitably. Our ability to open new stores and operate them profitability depends upon a number of factors, some of which may be beyond our control. These factors include the ability to:

•	identify new store locations, negotiate suitable leases and build out the stores in a timely and cost-efficient manner;

•	hire and train skilled associates;

•	integrate new stores into our existing operations; and

•	increase sales at new store locations.

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

In our most current reporting period we have recorded significant goodwill as a result of our acquisition of Vintage Stock. Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination is made that a significant impairment in value of goodwill, other intangible assets or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations.

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

The trading price of our common stock has been highly volatile over the past few years and investors could experience losses in response to factors including the following, many of which are beyond our control:

•	variations in our operating results;

•	changes in expectations of our future financial performance, including financial estimates by investors;

•	the size of our public float;

•	our failure to meet investors’ expectations;

•	announcement by us of significant acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	announcements by third parties of significant claims or proceedings, including securities class action claims, against us;

•	changes in senior management or key personnel;

•	future sales of convertible debt or our equity securities, including common stock; and

•	general domestic and international economic conditions.

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

Isaac Capital Group LLC (ICG), together with Jon Isaac, our President and CEO and the President and sole member of ICG, control approximately 77.0% of the outstanding voting power of our company (assuming the exercise of all outstanding and exercisable warrants held by them). Jon Isaac has the sole power to vote the shares of our common stock owned by ICG. As a result, Jon Isaac, both individually and through ICG, is able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. Moreover, such a concentration of voting power could have the effect of delaying or preventing a third party from acquiring us. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stock ownership.

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

We are involved in an ongoing SEC investigation, which could divert management’s focus, result in substantial investigation expenses and have an adverse impact on our reputation, financial condition, results of operations and cash flows.

On February 21, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) and a letter from the SEC stating that it is conducting an investigation. The subpoena requests documents and information concerning, among other things the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors. We have incurred significant legal and accounting expenditures in connection with the SEC’s investigation. We are unable to predict how long the SEC’s investigation will continue or its outcome.

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

ITEM 1B.         Unresolved Staff Comments

None.

ITEM 2.          Properties

At September 30, 2018, we leased approximately 11,000 square feet of space located in Las Vegas, Nevada which we utilize as principal executive and administrative offices.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations.

Manufacturing Segment

Marquis owns or leases all of the land, and owns all of the improvements on such leased land, as described in the following table, which also provides information regarding the general location and use at September 30, 2018:

Property	Location	Owned or Leased
Corporate Offices and Warehouse	Chatsworth, Georgia	Leased
Sales Offices, Showroom and Warehouse	Chatsworth, Georgia	Owned
Warehouse	Chatsworth, Georgia	Leased
Office and Storage	Chatsworth, Georgia	Leased
Tufting Department	Chatsworth, Georgia	Leased
Machine Storage and Forklift	Chatsworth, Georgia	Leased
Storage and Extrusion	Dalton, Georgia	Leased
Yarn Processing Facility	Dalton, Georgia	Leased
Printing Facility	Calhoun, Georgia	Leased

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

Retail and Online Segment

At September 30, 2018, Vintage Stock leased all 59 of its stores under leases that vary as to rental amounts, expiration dates, renewal options and other rental provisions. Vintage Stock leased its corporate offices in Joplin, Missouri.

The following is a breakdown by state and brand of Vintage Stock retail stores:

State	Retail Stores	Brand(s)
Arkansas	3	Vintage Stock and EntertainMart
Colorado	1	EntertainMart
Idaho	1	EntertainMart
Illinois	1	Vintage Stock
Kansas	7	Vintage Stock
Missouri	17	Vintage Stock and EntertainMart
New Mexico	1	EntertainMart
Oklahoma	12	Vintage Stock
Texas	15	Movie Trading Co. and EntertainMart
Utah	1	EntertainMart

At September 30, 2018, ApplianceSmart leased all 17 stores under leases that vary as to rental amounts, expiration dates, renewal options, and other rental provisions. The following is a breakdown by state of ApplianceSmart retail stores:

State	Retail Stores
Georgia	4
Minnesota	7
Ohio	4
Texas	2

ITEM 3.          Legal Proceedings

On February 21, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) and a letter from the SEC stating that it is conducting an investigation. The subpoena requests documents and information concerning, among other things the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors. The letter from the SEC states that “this inquiry does not mean that the SEC has concluded that the Company or any of its officers and directors has broken the law or that the SEC has a negative opinion of any person, entity, or security.”  The Company is cooperating with the SEC in its investigation.

On October 1, 2018, the Company received a letter from the SEC requesting information regarding a potential violation of Section 13(a) of the Securities Exchange Act of 1934, based upon the timing of the Company’s Form 8-K filed on February 14, 2018.  The Company provided a response to the SEC on October 26, 2018.  The Company is cooperating with the SEC in its inquiry.

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

	Quarter Ended	High	Low
2018	October 1 – December 31, 2017	$19.97	$11.63
	January 1 – March 31, 2018	$17.33	$12.16
	April 1 – June 30, 2018	$14.45	$11.86
	July 1 – September 30, 2018	$13.20	$8.99

2017	October 1 – December 31, 2016	$27.68	$10.86
	January 1 – March 31, 2017	$23.41	$13.95
	April 1 – June 30, 2017	$15.75	$9.11
	July 1 – September 30, 2017	$12.98	$9.66

Holders of Record

On September 30, 2018, there were approximately 195 holders of record of our common stock, approximately 29 holders of record of our Series E Preferred Stock and 2 holders of record of our Series B Convertible Preferred Stock (“Series B Preferred Stock”), in each case, according to our transfer agent. We have no record of the number of stockholders who hold our common stock in “street name” with various brokers.

Dividend Policy

We have two classes of authorized preferred stock. Our Series E Preferred Stock had 127,840 shares issued and 77,840 outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year. At September 30, 2018, the Company had accrued but unpaid preferred stock dividends totaling $1,168.

Our Series B Preferred Stock, as of September 30, 2018 had 214,244 shares issued and outstanding. The shares, as a series, have waived their rights to dividends and are not entitled to dividends, unless they are declared by the Board of Directors through special action, subject to a $1.00 (in the aggregate for all then-issued and outstanding shares of Series B Convertible Preferred Stock).

Presently, we do not pay dividends on shares of our common stock or our Series B Preferred Stock. Our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, future prospects, limitations imposed by credit agreements or indentures governing debt securities and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities

On January 21, 2016, the Company announced a $10 million common stock repurchase program. This initial repurchase plan expired on January 20, 2018. On February 20, 2018, the Company announced a $10 million common stock repurchase plan. Below are the treasury stock purchases since inception of the two Company repurchase programs.

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
January 2016	–	$–	–	$10,000,000
February 2016	4,752	8.98	4,752	9,957,330
March 2016	4,167	9.03	4,167	9,919,705
May 2016	9,698	10.37	9,698	9,819,137
June 2016	1,994	10.61	1,994	9,797,979
July 2016	9,511	10.31	9,511	9,699,917
May 2017	8,128	11.24	8,128	9,608,558
June 2017	39,523	10.25	39,523	9,203,447
July 2017	1,150	10.56	1,150	9,191,303
August 2017	6,060	10.56	6,060	9,127,309
September 2017	11,324	11.22	11,324	9,000,254
October 2017	17,173	12.55	17,173	8,784,687
November 2017	2,570	13.16	2,570	8,750,862
				10,000,000
March 2018	10,000	12.81	10,000	9,871,945
April 2018	2,077	11.98	2,077	9,847,064
September 2018	14,812	10.00	14,812	9,698,965
Totals	142,939		142,939

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 11 – Executive Compensation – Executive Compensation Plan Information.”

Recent Sales of Unregistered Securities

None.

ITEM 6.          Selected Financial Data

Not applicable.

ITEM 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended September 30, 2018, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Note about Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

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

Our Company

Live Ventures Incorporated is a holding company of diversified businesses, which, together with our subsidiaries, we refer to as the “Company”, “Live Ventures”, “we”, “us” or “our”. We acquire and operate profitable companies in various industries that have demonstrated a strong history of earnings power. We currently have three segments to our business, Manufacturing, Retail and Online, and Services.

Under the Live Ventures brand, we seek opportunities to acquire profitable and well-managed companies. We will work closely with consultants who will help us identify target companies that fit within the criteria we have established for opportunities that will provide synergies with our businesses.

Our principal offices are located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this report Form 10-K) is located at www.liveventures.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

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

Retail and Online Segment

Our Retail and Online Segment is composed of Vintage Stock, ApplianceSmart and the legacy operations of Modern Everyday and LiveDeal.

Vintage Stock

On November 3, 2016, Live Ventures through its wholly-owned subsidiary Vintage Stock Holdings LLC acquired 100% of Vintage Stock, V-Stock, Movie Trading Company and EntertainMart (collectively “Vintage Stock”). Vintage Stock is an award-winning specialty entertainment retailer. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 34 Vintage Stock, 3 V-Stock, 13 Movie Trading Company and 9 EntertainMart retail locations strategically positioned across Texas, Idaho, Oklahoma, Kansas, Missouri, Colorado, Illinois, Arkansas and Utah.

ApplianceSmart

On December 30, 2017, Live Ventures through its wholly-owned subsidiary ApplianceSmart Affiliated Holdings LLC acquired 100% of ApplianceSmart Inc. and ApplianceSmart Contracting, Inc. At September 30, 2018, ApplianceSmart operated seventeen stores: six in the Minneapolis/St. Paul market; one in Rochester, Minnesota; four in the Columbus, Ohio market; four in the Atlanta, Georgia market; and two in the San Antonio, Texas market.  ApplianceSmart is a major household appliance retailer with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, niche offerings such as close-outs, factory overruns, discontinued models, and special-buy appliances, including open box merchandise and others.  In addition to retailing household appliances, ApplianceSmart through ApplianceSmart Contracting Inc. provides household appliances to builders and developers in the Minnesota and Ohio markets.

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

Results of Operations

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Year Ended		Year Ended
	September 30, 2018		September 30, 2017
		% of Total		% of Total
		Revenue		Revenue
Statement of Income Data:
Revenue	$199,633,341	100.0%	$152,060,932	100.0%
Cost of Revenue	125,434,584	62.8%	89,494,297	58.9%
Gross Profit	74,198,757	37.2%	62,566,635	41.1%
General and Administrative Expense	49,258,006	24.7%	36,192,322	23.8%
Selling and Marketing Expense	14,140,502	7.1%	8,274,936	5.4%
Operating Income	10,800,249	5.4%	18,099,377	11.9%
Interest Expense, net	(8,643,338)	-4.3%	(7,596,985)	-5.0%
Bargain Purchase Gain on Acquisition	7,293,756	3.7%	–	0.0%
Other Income	879,151	0.4%	81,207	0.1%
Net Income before Income Taxes	10,329,818	5.2%	10,583,599	7.0%
Provision for Income Taxes	4,407,099	2.2%	4,081,819	2.7%
Net Income	$5,922,719	3.0%	$6,501,780	4.3%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Year Ended		Year Ended
	September 30, 2018		September 30, 2017
	Net	% of	Net	% of Total
	Revenue	Total Revenue	Revenue	Total Revenue
Revenue
Used Movies, Music, Games and Other	$43,014,110	21.5%	$40,752,981	26.8%
New Movies, Music, Games and Other	32,980,142	16.5%	29,522,356	19.4%
Rentals, Concessions and Other	1,188,897	0.6%	1,116,308	0.7%
Kitchen and Home Products	–	0.0%	128,904	0.1%
Retail Appliance Boxed Sales	22,221,833	11.1%	–	0.0%
Retail Appliance UnBoxed Sales	8,603,754	4.3%	–	0.0%
Retail Appliance Delivery, Warranty and Other	2,116,696	1.1%	–	0.0%
Carpets	58,451,306	29.3%	57,510,294	37.8%
Hard Surface Products	24,229,497	12.1%	16,211,404	10.7%
Synthetic Turf Products	6,082,400	3.0%	5,964,633	3.9%
Directory Services	744,706	0.4%	854,052	0.6%
Total Revenue	$199,633,341	100.0%	$152,060,932	100.0%

	Year Ended		Year Ended
	September 30, 2018		September 30, 2017
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$34,094,496	79.3%	$32,373,769	79.4%
New Movies, Music, Games and Other	8,341,198	25.3%	8,123,685	27.5%
Rentals, Concessions and Other	761,726	64.1%	688,414	61.7%
New Kitchen and Home Products	–	0.0%	(83,879)	-65.1%
Retail Appliance Boxed Sales	4,288,474	19.3%	–	0.0%
Retail Appliance UnBoxed Sales	4,197,427	48.8%	–	0.0%
Retail Appliance Delivery, Warranty and Other	(643,166)	-30.4%	–	0.0%
Carpets	15,548,450	26.6%	15,227,351	26.5%
Hard Surface Products	6,359,676	26.2%	4,214,209	26.0%
Synthetic Turf Products	542,146	8.9%	1,211,446	20.3%
Directory Services	708,330	95.1%	811,640	95.0%
Total Gross Profit	$74,198,757	37.2%	$62,566,635	41.1%

Revenue

Revenue increased $47,572,409, or 31.3% for the year ended September 30, 2018 as compared to the year ended September 30, 2017.

The increase in revenue was primarily attributable to the following:

Revenue from ApplianceSmart for the period of December 31, 2017 through September 30, 2018-Retail Appliance Boxed Sales $22,221,833 or 11.1% of total revenue, Retail Appliance Unboxed Sales $8,603,754 or 4.3% of total revenue, Retail Appliance Delivery, Warranty, and Other $2,116,696 or 1.1% of total revenue.

Revenue increased in the following categories as compared to the prior year:

Used Movies, Music, Games and Other $2,261,129 or 5.5%, New Movies, Music, Games and Other $3,457,786 or 11.7%, Rentals, Concessions and Other $72,589 or 6.5%, Carpets $941,012 or 1.6%, Hard Surface Products $8,018,093 or 49.5%, and Synthetic Turf Products $117,767 or 2.0%.

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Kitchen and Home Products $128,904 or 100%

Directory Services $109,346 or 12.8%

Cost of Revenue

Cost of revenue increased $35,940,287, or 40.2% for the year ended September 30, 2018 as compared to the year ended September 30, 2017, primarily because of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $11,632,122 or 18.6%, for the year ended September 30, 2018 as compared to the year ended September 30, 2017.

The increase in gross profit was primarily attributable to the following:

Gross Profits from newly acquired ApplianceSmart for the period of December 31, 2017 through September 30, 2018-Retail Appliance Boxed Sales $4,288,474 or 19.3% gross profit margin, Retail Appliance Unboxed Sales $4,197,427 or 48.8% gross profit margin.

Gross profit increased in the following categories as compared to the prior year:

Gross Profits from Vintage Stock-Used Movies, Music, Games and Other increased $1,720,727 or 5.3%. New Movies, Music, Games and Other gross profit increased $217,513 or 2.7%. Rentals, Concessions and Other gross profit increased $73,312 or 10.6%.

Hard Surface Products gross profit increased $2,145,467 or 50.9%. Hard surface products gross profit margin increased to 26.2% from 26.0% or 20bps. Carpets gross profit increased $321,099 or 2.1%. Carpets gross profit margin increased to 26.6% from 26.5% or 10bps.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year:

Synthetic Turf Products gross profit decreased $669,300 or 55.2%. Synthetic Turf Products gross profit margin decreased to 8.9% from 20.3% due to adding an additional machine.

Directory Services gross profit decreased $103,310 or 12.7%. Directory Services gross profit margin increased to 95.1% from 95.0% or 10bps.

General and Administrative Expense

General and Administrative expense increased $13,065,684 or 36.1%, for the year ended September 30, 2018 as compared to the year ended September 30, 2017. The increase in general and administrative expense was primarily attributable to general and administrative expense from ApplianceSmart for the period of December 31, 2017 through September 30, 2018 of $7,863,304, and increase of $4,627,421 from Vintage Stock and Modern Everyday, an increase of $575,214 associated with Marquis, partially offset by a decrease of $255 associated with our Directory services business, Telco.

Selling and Marketing Expense

Selling and marketing expense increased $5,865,566 or 70.9%, for the year ended September 30, 2018 as compared to the year ended September 30, 2017. The increase was primarily attributable to ApplianceSmart having $5,218,260 selling and marketing expense as well as an increase in Marquis selling and marketing expense of $880,981, and partially offset by the decrease in selling and marketing expense associated with Vintage Stock of $233,675.

Operating Income

Because of the factors described above, operating income was $10,800,249 for the year ended September 30, 2018, representing a decrease of $7,299,128 over the comparable prior year of $18,099,377, or 40.3%.

Interest Expense, net

Interest expense net increased $1,046,353 or 13.8%, for the year ended September 30, 2018 as compared to the year ended September 30, 2017, primarily due to increased borrowing costs for Marquis and Vintage Stock.

Other Income and Expense

Other income and expense increased $797,944, for the year ended September 30, 2018 as compared to the year ended September 30, 2017.

Bargain Purchase Gain

Bargain Purchase Gain for the year ended September 30,2018 was $7,293,756, which was a result of the ApplianceSmart acquisition.

Provision for Income Taxes

Provision for income taxes increased $325,280, for the year ended September 30, 2018 as compared to the year ended September 30, 2017.

Net Income

The factors described above led to net income of $5,922,719 for the year ended September 30, 2018, or a 8.9% decrease from net income of $6,501,780 for the year ended September 30, 2017.

	Year Ended September 30, 2018				Year Ended September 30, 2017
	Segments in $				Segments - $
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	$110,125,432	$88,763,203	$744,706	$199,633,341	$71,520,549	$79,686,331	$854,052	$152,060,932
Cost of Revenue	59,085,277	66,312,931	36,376	125,434,584	30,418,560	59,033,325	42,412	89,494,297
Gross Profit	51,040,155	22,450,272	708,330	74,198,757	41,101,989	20,653,006	811,640	62,566,635
General and Administrative Expense	43,535,804	5,719,658	2,544	49,258,006	31,045,079	5,144,444	2,799	36,192,322
Selling and Marketing Expense	6,165,655	7,974,845	2	14,140,502	1,181,055	7,093,878	3	8,274,936
Operating Income	$1,338,696	$8,755,769	$705,784	$10,800,249	$8,875,855	$8,414,684	$808,838	$18,099,377

	Year Ended September 30, 2018				Year Ended September 30, 2017
	Segments in % of Revenue				Segments - % of Revenue
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	53.7%	74.7%	4.9%	62.8%	42.5%	74.1%	5.0%	58.9%
Gross Profit	46.3%	25.3%	95.1%	37.2%	57.5%	25.9%	95.0%	41.1%
General and Administrative Expense	39.5%	6.4%	0.3%	24.7%	43.4%	6.5%	0.3%	23.8%
Selling and Marketing Expense	5.6%	9.0%	0.0%	7.1%	1.7%	8.9%	0.0%	5.4%
Operating Income	1.2%	9.9%	94.8%	5.4%	12.4%	10.6%	94.7%	11.9%

Retail and Online Segment

Segment results for Retail and Online include Vintage Stock, ApplianceSmart, Modern Everyday and LiveDeal. Revenue for the year ended September 30, 2018 increased $39,604,883, or 54.0%, as compared to the prior year, as a result of the acquisition of the ApplianceSmart business on December 30, 2017 which provided $22,221,833 of Retail Appliance Boxed Sales revenue; $8,603,754 of Retail Appliance Unboxed Sales revenue; $2,116,696 of Retail Appliance Delivery, Warranty and Other revenue. Cost of revenue for the year ended September 30, 2018 increased $28,666,717, or 94.2%, because of ApplianceSmart’s business which had cost of revenue of $25,099,548 from December 31, 2017 through September 30, 2018. Operating income for the year ended September 30, 2018 decreased $7,537,159 because of an increase in gross profit of $9,938,166, an increase in general and administrative expense of $12,490,725 and an increase in selling and marketing expense of $4,984,600.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the year ended September 30, 2018 increased $9,076,872, or 11.4%, as compared to the prior year period, because of increased sales of carpets of $941,012, hard surface products of $8,018,093 and synthetic turf products of $117,767. Cost of revenue for the year ended September 30, 2018 increased $7,279,606, or 12.3%, as compared to the prior year period, because of an increase in the cost of revenue of synthetic turf products of $787,067, hard surface products of $5,872,626, and an increase in cost of revenue of carpets of $619,913. Operating income for the year ended September 30, 2018 increased $341,085, or 4.1%, as compared to the prior year period, because of an increase in gross profit of $1,797,266, partially offset by an increase in general and administrative expense of $575,214 and an increase in selling and marketing expense of $880,967.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues for the year ended September 30, 2018 decreased $109,346, or 12.8%, as compared to the prior year period, because of decreasing renewals. Operating earnings for the year ended September 30, 2018 decreased $103,054, or 12.7%, compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset based revolver lines of credit will provide sufficient liquidity to fund our operations, pay our scheduled loan payments, fund our continued investments in store openings and remodeling activities, continue to repurchase shares, and pay dividends on our shares of Series E Preferred Stock as declared by the Board of Directors, for at least the next 12 months.

We have two asset-based revolver lines of credit (i) Bank of America Revolver Loan (“BofA Revolver”) that Marquis uses and (ii) Texas Capital Bank Revolver Loan (“TCB Revolver”) that Vintage Stock uses.

As of September 30, 2018, we had total cash on hand of $1,991,622 and an additional $7,326,680 of available borrowing under the BofA Revolver and an additional $107,405 of available borrowing under the TCB Revolver. As we continue to pursue acquisitions, and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 8 to the consolidated financial statements. On September 30, 2018, we had $7,326,680 of additional borrowing availability on the BofA Revolver, respectively. Maximum borrowing under the BofA Revolver is $15,000,000. A total of approximately $72,715 of letters of credit were outstanding at September 30, 2018. The weighted average interest rate for the period of October 1, 2017 through September 30, 2018 was 3.79%. We borrowed $94,696,505 and repaid $91,946,715 on the BofA Revolver during the twelve months ended September 30, 2018, leaving an outstanding balance on the BofA Revolver of $7,600,605 at September 30, 2018.

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver subject to availability as described in Note 4 to the consolidated financial statements. On September 30, 2018 – we had $107,405 of additional borrowing availability on the TCB Revolver. Maximum borrowing under the TCB Revolver is $12,000,000. No letters of credit were outstanding at any time during the period of October 1, 2017 through September 30, 2018. The weighted average interest rate for the period of October 1, 2017 through September 30, 2018 was 4.26%. We borrowed $76,190,921 and repaid $76,818,763 on the TCB Revolver during the period of October 1, 2017 through September 30, 2018, leaving an outstanding balance on the TCB Revolver of $11,892,595 at September 30, 2018.

Loan Covenant Compliance

We are in compliance with all loan covenants under our existing revolving and other loan agreements as of September 30, 2018.

Cash Flows from Operating Activities

The Company’s cash and cash equivalents at September 30, 2018 was $1,991,622 compared to $3,972,539 at September 30, 2017, a decrease of $1,980,917. The principal reason for this decrease was cash provided by operating profits used to pay down debt.

Net cash provided by operations was $11,823,970 for the year ended September 30, 2018 as compared to net cash provided by operations of $7,874,332 for the same period in 2017. This change in cash provided by operations of $3,949,638 was due to an decrease in net income of $579,061, an increase in non-cash depreciation and amortization expense of $1,022,832, a decrease of $7,293,756 due to the bargain purchase gain associated with ApplianceSmart in the current fiscal year, an increase in loss on disposal of property and equipment of $65,315, an increase in charge-off and amortization of debt issuance cost of $802,293, an increase in stock based compensation expense of $293,467, a decrease in deferred rent of $55,719, a decrease in change in reserve for uncollectible accounts of $235,303, an increase in the change in reserve for obsolete inventory of $1,291,143, an increase in the change in other of $410,385, an increase in the change in deferred income taxes of $655,516, plus changes in assets and liabilities including an increase in accounts receivable of $1,695,174, an increase in prepaid expenses and other current assets of $5,099,050, a decrease in inventories of $1,134,575, an increase in deposits and other assets of $855,973, an increase in accounts payable of $7,319,157, a decrease in accrued liabilities of $5,310,173 and a decrease in income taxes payable of $952,080.

Our primary source of cash inflows is from customer receipts from sales on account, factor accounts receivable proceeds and net remittances from directory services customers processed in the form of ACH billings. Our most significant cash outflows include payments for raw materials and general operating expenses, including payroll costs and general and administrative expenses that typically occur within close proximity of expense recognition.

Cash Flows from Investing Activities

Our cash flows used in investing activities during the year ended September 30, 2018 consisted of purchase of intangibles of $683,642 and purchases of property and equipment of $8,710,033. Our cash flows used in investing activities during the year ended September 30, 2017 consisted of acquisition of the Vintage Stock business, net of cash acquired, and seller financing provided of $47,381,108, $6,414,971 of equipment purchases, purchases of intangibles $95,976; offset by the sale proceeds from property and equipment of $159,911.

Cash Flows from Financing Activities

Our cash flows used in financing activities during the year ended September 30, 2018 consisted of $27,776,756 from the issuance of notes payable and $2,121,948 in net borrowings under revolver loans, offset by payments of debt issuance costs of $1,318,069, purchase of series E preferred treasury stock of $4,000, purchase of common treasury stock of $550,427 and payment on notes payable of $32,437,420. Our cash flows provided by financing activities during the year ended September 30, 2017 consisted of $36,984,434 from the issuance of notes payable and $17,148,662 in net borrowings under revolver loans, offset by payment of series E preferred stock dividends of $959, payment of debt issuance costs of $1,155,000, purchase of treasury stock $699,557 and payment on notes payable $3,218,124.

The Company does not engage in any off-balance sheet financing arrangements. Currently, the Company is not issuing common shares for liquidity purposes. We prefer to use asset-based lending arrangements and mezzanine financing together with Company provided capital to finance acquisitions and have done so historically. Occasionally as our Company history has demonstrated we will issue stock and derivative instruments linked to stock for services and or debt settlement.

Working Capital

We had working capital of $28,405,238 as of September 30, 2018 as compared to a working capital deficit of $10,892,860 as of September 30, 2017 with current assets increasing by $10,118,944 and current liabilities decreasing by $29,179,154 from September 30, 2017 to September 30, 2018. Such changes in working capital were primarily attributable to the increase in inventory associated with the acquisition of ApplianceSmart, increased borrowing from revolver loans and the payoff of the Capitala Term Loan, debt previously classified as current debt, from the proceeds of new long-term financing from the Comvest term loan, classified as long- term debt.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction which provided for a master agreement and separate loan schedules Notes #1 through #5 (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC which provided:

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

At September 30, 2018 we had $3,230,555, $1,636,940, $2,871,849, $881,937 and $3,568,925 outstanding on Equipment Loan Note #1 through Note #5, respectively. At September 30, 2017 we had $4,097,764, $1,969,954, $3,341,642 and $1,025,782 outstanding on Equipment Loan Note #1 through Note #4, respectively.

Real Estate Financing

On June 14, 2016, we entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis Industries, Inc. (“Marquis”) and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000,000, which consisted of $644,479 from the sale of the land and a note payable of $9,355,521. In connection with the transaction, we entered into a lease with a 15-year term commencing on the closing of the transaction, which provides the Company an option to extend the lease upon the expiration of its term. The initial annual lease rate is $59,614. The proceeds from this transaction were used to pay down the BofA Revolver and Bank of America Term loans, related party loan, as well as to purchase a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. At September 30, 2018 and September 30, 2017, we had $9,302,346 and $9,328,208 outstanding, respectively, on the Store Capital Acquisition, LLC loan. At September 30, 2018 and September 30, 2017, there are un-amortized debt issuance costs associated with this loan in the amounts of $432,961 and $444,402, respectively.

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

Contractual Obligations

The following table summarizes our contractual obligations consisting of operating lease agreements and debt obligations and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable	$13,958,355	$23,499,498	$26,828,861	$10,130,567	$74,417,281
Notes Payable - related party	391,949	5,429,557	–	–	5,821,506
Noncanceleable service contracts	–	–	–	–	–
Lease obligations	3,136,734	4,737,761	2,658,012	2,648,943	13,181,450
Total	$17,487,038	$33,666,816	$29,486,873	$12,779,510	$93,420,237

Off-Balance Sheet Arrangements

At September 30, 2018, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A.         Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2018, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases (of which there were none in fiscal year 2018 or 2017) or commodity price risk.

ITEM 8.          Financial Statement and Supplementary Data

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Live Ventures Incorporated and Subsidiaries
Las Vegas, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Live Ventures Incorporated and Subsidiaries (the Company) as of September 30, 2018, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WSRP, LLC

We have served as the Company’s auditor since 2018.

Salt Lake City, Utah

December 27, 2018

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

/s/ BDO USA, LLP

Las Vegas, Nevada

January 18, 2018

LIVE VENTURES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2018	2017

Assets
Cash	$1,991,622	$3,972,539
Trade receivables, net	13,839,422	10,636,925
Inventories, net	46,527,039	34,501,801
Prepaid expenses and other current assets	3,308,017	6,435,891
Total current assets	65,666,100	55,547,156

Property and equipment, net	27,991,060	22,817,860
Restricted cash	750,447	–
Deposits and other assets	283,143	77,520
Deferred taxes	3,220,362	9,000,010
Intangible assets, net	6,665,847	4,205,314
Goodwill	36,946,735	36,946,735
Total assets	$141,523,694	$128,594,595

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$14,588,355	$8,224,057
Accrued liabilities	8,570,905	8,986,734
Income taxes payable	(248,702)	351,689
Current portion of long-term debt	13,958,355	48,877,536
Current portion of notes payable related parties	391,949	–
Total current liabilities	37,260,862	66,440,016

Long-term debt, net of current portion	58,805,468	26,570,271
Notes payable related parties, net of current portion	5,429,558	2,000,000
Other non-current obligations	579,217	–
Total liabilities	102,075,105	95,010,287

Commitments and contingencies

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at September 30, 2018 and September 30, 2017	214	214
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and 77,840 shares outstanding at September 30, 2018; 127,840 shares issued and outstanding at September 30, 2017, with a liquidation preference of $0.30 per share outstanding	128	128
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,088,186 shares issued and 1,945,247 shares outstanding at September 30, 2018; 2,088,186 shares issued and 1,991,879 shares outstanding at September 30, 2017	2,088	2,088
Paid in capital	63,654,335	63,157,178
Treasury stock common 142,939 shares as of September 30, 2018 and 96,307 shares as of September 30, 2017	(1,550,011)	(999,584)
Treasury stock Series E preferred 50,000 shares as of September 30, 2018 and no shares as of September 30, 2017	(4,000)	–
Accumulated deficit	(22,654,165)	(28,575,716)
Total stockholders' equity	39,448,589	33,584,308
Total liabilities and stockholders' equity	$141,523,694	$128,594,595

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30,
	2018	2017
Revenues	$199,633,341	$152,060,932
Cost of revenues	125,434,584	89,494,297
Gross profit	74,198,757	62,566,635

Operating expenses:
General and administrative expenses	49,258,006	36,192,322
Sales and marketing expenses	14,140,502	8,274,936
Total operating expenses	63,398,508	44,467,258

Operating income	10,800,249	18,099,377

Other (expense) income:
Interest expense, net	(8,643,338)	(7,596,985)
Bargain purchase gain on acquisition	7,293,756	–
Other income	879,151	81,207
Total other (expense) income, net	(470,431)	(7,515,778)

Income before provision for income taxes	10,329,818	10,583,599
Provision for income taxes	4,407,099	4,081,819
Net income	$5,922,719	$6,501,780

Earnings per share:
Basic	$3.01	$2.94
Diluted	$1.58	$1.61

Weighted average common shares outstanding:
Basic	1,965,595	2,210,104
Diluted	3,742,959	4,047,696

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

			Series B		Series E			Series E	Common
	Common Stock		Preferred Stock		Preferred Stock			Preferred Stock	Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2016	2,819,327	$2,819	–	$–	127,840	$128	$59,568,471	$–	$(300,027)	$(35,075,579)	$24,195,812
Series E preferred stock dividends	–	–	–	–	–	–	–	–	–	(1,917)	(1,917)
Stock based compensation	–	–	–	–	–	–	203,690	–	–	–	203,690
Stock Split 1:6 no fractional shares	2,284	2	–	–	–	–	(2)	–	–	–	–
Issuance of common stock for Norvalk Apps S.A.S. liability	58,333	59	–	–	–	–	584,441	–	–	–	584,500
Issuance of series B preferred stock for Kingston liability	–	–	55,888	56	–	–	2,799,944	–	–	–	2,800,000
Exchange of common shares for series B preferred stock to Isaac Capital Group	(791,758)	$(792)	158,356	158	–	–	634	–	–	–	–
Purchase of treasury stock	–	–	–	–	–	–	–	–	(699,557)	–	(699,557)
Net income	–	–	–	–	–	–	–	–	–	6,501,780	6,501,780
Balance, September 30, 2017	2,088,186	$2,088	214,244	$214	127,840	$128	$63,157,178	$–	$(999,584)	$(28,575,716)	$33,584,308
Series E preferred stock dividends	–	–	–	–	–	–	–	–	–	(1,168)	(1,168)
Stock based compensation	–	–	–	–	–	–	497,157	–	–	–	497,157
Purchase of Series E preferred treasury stock	–	–	–	–	–	–	–	(4,000)	–	–	(4,000)
Purchase of common treasury stock	–	–	–	–	–	–	–	–	(550,427)	–	(550,427)
Net income	–	–	–	–	–	–	–	–	–	5,922,719	5,922,719
Balance, September 30, 2018	2,088,186	$2,088	$214,244	$214	$127,840	$128	$63,654,335	$(4,000)	$(1,550,011)	$(22,654,165)	$39,448,589

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2018	2017

OPERATING ACTIVITIES:
Net income	$5,922,719	$6,501,780
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	6,048,380	5,025,548
Gain on bargain purchase of acquisition	(7,293,756)	–
(Gain) Loss on disposal of property and equipment	31,863	(33,452)
Charge off and amortization of debt issuance cost	1,017,966	215,673
Stock based compensation expense	497,157	203,690
Deferred rent	(55,719)	–
Change in reserve for uncollectible accounts	(235,514)	(211)
Change in reserve for obsolete inventory	364,980	(926,163)
Change in deferred income taxes	4,180,088	3,524,572
Change in other	410,385	–
Changes in assets and liabilities:
Trade receivables	(1,161,438)	(2,856,612)
Inventories	(4,945,936)	(3,811,361)
Prepaid expenses and other current assets	3,452,523	(1,646,527)
Deposits and other assets	798,218	(57,755)
Accounts payable	4,974,948	(2,344,209)
Accrued liabilities	(1,582,503)	3,727,670
Income taxes payable	(600,391)	351,689

Net cash provided by operating activities	11,823,970	7,874,332

INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired and seller financing provided	–	(47,381,108)
Purchase of intangible assets	(683,642)	(95,976)
Proceeds from the sale of property and equipment	–	159,911
Purchases of property and equipment	(8,710,033)	(6,414,971)

Net cash used in investing activities	(9,393,675)	(53,732,144)

FINANCING ACTIVITIES:
Net borrowings (payments) under revolver loans	2,121,948	17,148,662
Payments of debt issuance costs	(1,318,069)	(1,155,000)
Payment of series E preferred stock dividends	–	(959)
Purchase of series E preferred treasury stock	(4,000)	–
Proceeds from issuance of notes payable	27,776,756	36,984,434
Purchase of common treasury stock	(550,427)	(699,557)
Payments on related party notes payable	–	–
Payments on notes payable	(32,437,420)	(3,218,124)

Net cash provided by (used in) financing activities	(4,411,212)	49,059,456

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,980,917)	3,201,644

CASH AND CASH EQUIVALENTS, beginning of period	3,972,539	770,895

CASH AND CASH EQUIVALENTS, end of period	$1,991,622	$3,972,539

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:
Interest paid	$7,894,094	$5,325,964
Income taxes paid (refunded)	$757,940	$(149,307)
Noncash financing and investing activities:
Notes payable issued to sellers of Vintage Stock	$–	$10,000,000
Due to sellers of ApplianceSmart, Inc. less liabilities assumed post acquisition	$4,892,631	$–
Restated equipment deposit as a purchase of equipment in fiscal 2016	$–	$(1,816,855)
Conversion of accrued expense liability to series B preferred stock	$–	$2,800,000
Conversion of accrued expense liabilities into common stock	$–	$584,500
Accrued and unpaid dividends	$1,168	$959

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2018 AND 2017

Note 1:        Background and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium sized business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The Company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments: Manufacturing, Retail and Online (our new name for the previously named Marketplace Platform segment) and Services. With Marquis Industries, Inc. (“Marquis”), the Company is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. With Vintage Stock, Inc. (“Vintage Stock”), the Company is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components. With ApplianceSmart, Inc. (“ApplianceSmart”), the Company is engaged in the sale of new major appliances through a chain of company-owned retail stores.

All data for common stock, options and warrants have been adjusted to reflect the 1-for-6 reverse stock split (which took effect on December 5, 2016) for all periods presented. In addition, all common stock prices, and per share data for all periods presented have been adjusted to reflect the 1-for-6 reverse stock split.

Note 2:       Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements for fiscal years 2018 and 2017 include the accounts of Live Ventures Incorporated and its wholly-owned subsidiaries. On July 6, 2015, the Company acquired 80% of Marquis Industries, Inc. and subsidiaries (“Marquis”). Effective November 30, 2015, the Company acquired the remaining 20% of Marquis. On November 3, 2016, the Company acquired 100% of Vintage Stock, Inc., a Missouri corporation (“Vintage Stock”), through its newly formed, wholly-owned subsidiary, Vintage Stock Affiliated Holdings LLC (“VSAH”). Effective December 30, 2017, the Company acquired 100% of ApplianceSmart through its newly formed, wholly-owned subsidiary, ApplianceSmart Holdings LLC (“ASH”). All intercompany transactions and balances have been eliminated in consolidation.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices are available (Level 2 inputs). The carrying amounts of long-term debt at September 30, 2018 and 2017 approximate fair value.

Restricted Cash

Restricted cash represents funds on account at a bank used to secure a letter of credit in favor of Whirlpool Corporation in the face amount of $750,000.

Cash and Cash Equivalents

Cash and Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Restricted cash consists of balances on deposit, $750,447 as of September 30, 2018, pledged as collateral for a letter of credit. Fair value of cash equivalents and restricted cash approximates carrying value.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from LEC billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At September 30, 2018 and 2017, the allowance for doubtful accounts was $855,709 and $1,091,223, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis) or market of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At September 30, 2018 and September 30, 2017, the reserve for obsolete inventory was $91,940.

Retail and Online Segment

Merchandise Inventories are valued at the lower of cost or market using the average cost method which approximates first in first out (“FIFO”). Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units in inventory available for sale. Pre-owned products traded in by customers are recorded as merchandise inventory for the amount of cash consideration or store credit less any premiums given to the customer. Management reviews the merchandise inventory to make required adjustments to reflect potential obsolescence or the lower of cost or market. In valuing merchandise inventory, management considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Management’s ability to assess these factors is dependent upon forecasting customer demand and providing a well-balanced merchandise assortment. Merchandise Inventory valuation is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Merchandise inventory reserves as of September 30, 2018 and September 30, 2017 were $1,110,729 and $1,256,629, respectively.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to forty years, transportation equipment is five to ten years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years. Depreciation expense was $4,647,798 and $4,141,684 for the years ended September 30, 2018, and 2017, respectively.

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

We test goodwill annually on July 1 of each fiscal year or more frequently if events arise or circumstances change that indicate that goodwill may be impaired. The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed using a two-step approach required by ASC 350 to determine whether a goodwill impairment exists.

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

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, favorable leases, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years, favorable leases – over the life of the lease, customer lists – to 20 years, trade names – to 20 years. Intangible amortization expense is $1,400,582 and $863,864 for the years ended September 30, 2018, and 2017, respectively.

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

Customer Liabilities

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws of $47,603 and $158,532 for the period of November 3, 2016 through September 30, 2017 and fiscal year ended September 30, 2018, respectively, is recorded in other income in our consolidated financial statements. No amounts were recorded for breakage for any period prior to November 3, 2016.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $493,789 and $746,041 for the years ended September 30, 2018 and 2017, respectively.

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

Lease Accounting

We lease retail stores, warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2024 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases percentage rent and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term and include “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rent can be accurately estimated.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in several states including, Arkansas, California, Colorado, Georgia, Idaho, Illinois, Kansas, Missouri, Minnesota, Nevada, New Mexico, New York, Ohio, Oklahoma, Texas, and Utah. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of September 30, 2018. At times, balances may exceed federally insured limits.

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

Note 3: Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For our Company, for years ended September 30, 2018 and 2017, net income does not differ from comprehensive income.

Note 4:       Acquisitions

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

The estimated fair value of the customer relationship intangible related to Vintage Stock was determined using the income approach, which discounts expected future cash flows to present value. The Company estimated the fair value of this intangible asset using the residual method and a present value discount rate of 17%, totaling $1,000,000. Customer relationships relate to the Company’s ability to sell existing and future products. The Company is amortizing the Customer relationships intangible asset on a straight-line basis over an estimated life of 5 years.

The estimated fair value of the trade names intangible that Vintage Stock uses – “Vintage Stock”, “EntertainMart” and “Movie Trading Company” was determined using a royalty income approach, which estimates an assumed royalty income stream and then discounts that expected future revenue or cash flow stream to present value. The Company estimated the fair value of this intangible asset using the residual method and a present value discount rate of 17%, totaling $1,200,000. Trade names relate to the Company’s brand awareness by consumers in the market place. The Company is amortizing the trade names intangible asset on a straight-line basis over an estimated life of 7 years.

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

The unaudited pro forma information below presents statement of income data for the years ended September 30, 2017, as if the acquisition of Vintage Stock took place on October 1, 2016.

Year Ended
September 30, 2017
Net revenue	$76,133,061
Gross profit	43,735,263
Operating income	11,167,940
Net income	5,517,942
Earnings per basic common share	$2.50

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

Total consideration was $6,500,000, with no liabilities assumed by ASH. On December 30, 2017, ASH agreed to pay the $6,500,000 no later than March 31, 2018. Effective April 1, 2018, ASH issued an interest bearing promissory note to the Seller, with interest at 5% per annum, with a three-year term in the original amount of $3,919,494 for the balance of the purchase price. Interest is payable monthly in arrears. Ten percent of the outstanding principal amount is due to be repaid annually on a quarterly basis, with any remainder due and payable on maturity, April 1, 2021. This promissory note is guaranteed by ApplianceSmart. The remaining $2,580,506 was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal amount. On December 31, 2017, ASH offset certain liabilities and was provided certain assets from the Seller in the net amount of $1,607,369, against the amount due to the Seller. ASH and Seller agreed to the offset as if it were payment in cash against the purchase price. At September 30, 2018, the net amount owing to the Seller was $3,821,507 and is included in long term debt, related parties. See Note 9.

Net liabilities assumed by ASH on December 31, 2017:

Accounts payable	$1,374,647
Accrued expenses	1,080,255
Capital leases	29,631
Credit card receivables	(255,301)
Cash	(621,863)
Total net liabilities assumed by ASH	$1,607,369

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

Trade receivables	$1,805,545
Inventory	7,444,282
Prepaid expenses	69,347
Refundable deposits	1,003,841
Intangible asset - trade names	2,015,000
Intangible asset - customer list	5,202
Intangible asset - leases	1,205,596
Restricted cash	750,000
Property and equipment	1,094,503
Deferred income tax	(1,599,560)
Bargain gain on acquisition	(7,293,756)
$6,500,000

The operating results of ApplianceSmart are included in our audited consolidated financial statements beginning on December 31, 2017 and are reported in our Retail and Online Segment.

The estimated fair value of the customer list intangible asset was determined using the cost approach, which estimates the cost to acquire each email address in the list. The Company estimated the fair value of this intangible asset to be $0.10 per acquired active contact email or approximately $5,202. The Company is amortizing the customer list intangible asset on a straight-line basis over an estimated life of 20 years.

The estimated fair value of the trade names intangible that ApplianceSmart uses – “ApplianceSmart” was determined using a royalty income approach, which estimates an assumed royalty income stream and then discounts that expected future revenue or cash flow stream to present value. The Company estimated the fair value of this intangible asset using the residual method of 0.5% and a present value discount rate of 18.6%, or $2,015,000. Trade name relates to the Company’s brand awareness by consumers in the market place. The Company is amortizing the trade name intangible asset on a straight-line basis over an estimated life of 20 years.

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

The unaudited pro forma information below presents statement of income data for the years ended September 30, 2018 and September 30, 2017, as if the acquisition of ApplianceSmart took place on October 1, 2016.

	Year Ended	Year Ended
	September 30, 2018	September 30, 2017
Net revenue	$44,138,639	$59,112,048
Gross profit	9,301,315	16,122,521
Operating income	(7,161,319)	1,410,022
Net income	637,819	676,636
Earnings per basic common share	$0.32	$0.31

Note 5: Balance Sheet Detail Information

Balance Sheet information is as follows:

	September 30,	September 30,
	2018	2017

Trade receivables, current, net:
Accounts receivable, current	$14,350,559	$11,383,576
Less: Reserve for doubtful accounts	(511,137)	(746,651)
	$13,839,422	$10,636,925
Trade receivables , long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Reserve for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total trade receivables, net:
Gross trade receivables	$14,695,131	$11,728,148
Less: Reserve for doubtful accounts	(855,709)	(1,091,223)
	$13,839,422	$10,636,925
Inventory, net
Raw materials	$9,712,839	$7,709,969
Work in progress	1,141,486	987,689
Finished goods	5,414,072	3,922,362
Merchandise	31,461,311	23,230,350
	47,729,708	35,850,370
Less: Inventory reserves	(1,202,669)	(1,348,569)
	$46,527,039	$34,501,801
Property and equipment, net:
Building and improvements	$10,954,843	$8,090,797
Transportation equipment	82,266	104,853
Machinery and equipment	23,295,315	17,402,064
Furnishings and fixtures	2,639,616	4,360,820
Office, computer equipment and other	2,530,410	224,822
	39,502,450	30,183,356
Less: Accumulated depreciation	(11,511,390)	(7,365,496)
	$27,991,060	$22,817,860
Intangible assets, net:
Domain name and marketing related intangibles	$59,313	$18,957
Lease intangibles	2,239,008	1,033,412
Customer relationship intangibles	4,709,241	2,689,039
Purchased software	2,190,937	1,595,977
	9,198,499	5,337,385
Less: Accumulated amortization	(2,532,652)	(1,132,071)
	$6,665,847	$4,205,314
Accrued liabilities:
Accrued payroll and bonuses	$2,384,041	$2,602,695
Accrued sales and use taxes	1,007,284	824,206
Accrued property taxes	362,388	–
Accrued rent	506,989	502,617
Deferred revenue	354,227	–
Accrued gift card and escheatment liability	1,593,688	1,479,622
Accrued interest payable	195,907	464,184
Accrued accounts payable and bank overdrafts	942,600	1,367,539
Accrued professional fees	470,726	–
Customer deposits	508,252	182,052
Accrued expenses - other	244,803	1,563,819
	$8,570,905	$8,986,734

Note 6:         Intangibles

The Company’s intangible assets consist of customer relationship intangibles, trade names, favorable leases, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years, favorable leases – over the life of the lease, outstanding lists – 20 years, trade names – 20 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determined lives may be adjusted. Intangible amortization expense is $1,400,582 and $863,864 for the years ended September 30, 2018 and 2017, respectively.

The following summarizes estimated future amortization expense related to intangible assets that have net balances:

As of September 30.

2019	$1,287,603
2020	1,107,465
2021	1,052,377
2022	841,974
2023	514,407
Thereafter	1,862,021
$6,665,847

Note 7:       Goodwill

Goodwill is not amortized, rather it is evaluated for impairment on July 1 annually or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash flows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. There was no goodwill impairment during fiscal 2018.

Note 8:        Long-Term Debt

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

The BofA Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Marquis, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Marquis or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Marquis or certain of its subsidiaries. On September 30, 2017, total additional availability under the BofA Revolver was $9,691,672, with $4,850,815 outstanding, and outstanding standby letters of credit of $72,715. During the period of October 1, 2017 through September 30, 2018, Marquis cumulatively borrowed $94,696,505 and repaid $91,946,715 under the BofA Revolver. Maximum borrowing under the BofA Revolver is $15,000,000. Our maximum borrowings outstanding during the same period were $8,530,510. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2017 through September 30, 2018 was 3.79%. As of September 30, 2018, total additional availability under the BofA Revolver was $7,326,680; with $7,600,605 outstanding, and outstanding standby letters of credit of $72,715.

Real Estate Transaction

On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000,000, which consisted of $644,479 from the sale of the land and a note payable of $9,355,521. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis an option to extend the lease upon the expiration of its term. The initial annual lease rate is $59,614. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans, and related party loan, as well as purchasing a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.25% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains un-paid. At the end of five years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred $457,757 in transaction costs that are being recognized as a debt issuance cost that is being amortized and recorded as interest expense over the term of the note payable.

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

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares of Series B Preferred Stock or any shares into which they may be converted or from which they may be exchanged. As a result of the December 21 Agreement, the Company recorded $2,800,000 as an outstanding accrued liability as of September 30, 2016. As of September 30, 2018, and September 30, 2017, the Company had no borrowings on the Kingston line of credit. On December 29, 2016, the Company issued 55,888 shares of Series B Convertible Preferred Stock in settlement of the outstanding accrued liability due Kingston of $2,800,000.

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

Note #5 is $3,931,591, secured by equipment. The Equipment Loan #5 is due December 28, 2024, payable in 84 monthly payments of $54,944 beginning January 28, 2018, with the final payment due December 28, 2024, bearing interest at 4.66% per annum.

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

The TCB Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Vintage Stock, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock. On September 30, 2018 and September 30, 2017 – we had $107,405 and $3,250,393 of additional borrowing availability on the TCB Revolver, respectively. We borrowed $76,190,921 and repaid $76,818,763 under the TCB Revolver during the period of October 1, 2017 through September 30, 2018, leaving an outstanding balance on the TCB Revolver of $11,892,595 and $12,520,437 at September 30, 2018 and September 30, 2017, respectively. Our maximum borrowings outstanding during the period of October 1, 2017 through September 30, 2018 was $16,077,915. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2017 through September 30, 2018 was 4.26%. In connection with the TCB Revolver, Vintage incurred $25,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the TCB Revolver.

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

The term loans under the term loan agreement (collectively, the “Capitala Term Loan”) bore interest at the LIBO rate (as described below) or base rate, plus an applicable margin in each case. In their loan notice to the Term Loan Administrative Agent, the Term Loan Borrowers selected the LIBO rate for the initial term loans made under the term loan agreement on the Closing Date.

The interest rate for LIBO rate loans under the term loan agreement were equal to the sum of (a) the greater of (i) a rate per annum equal to (A) the offered rate for deposits in United States Dollars for the applicable interest period and for the amount of the applicable loan that is a LIBOR loan that appears on Bloomberg ICE LIBOR Screen (or any successor thereto) that displays an average ICE Benchmark Administration Limited Interest Settlement Rate for deposits in United States Dollars (for delivery on the first day of such interest period) with a term equivalent to such interest period, determined as of approximately 11:00 a.m. (London time) two business days prior to the first day of such interest period, divided by (B) the sum of one minus the daily average during such interest period of the aggregate maximum reserve requirement (expressed as a decimal) then imposed under Regulation D of the Federal Reserve Board for “Eurocurrency Liabilities” (as defined therein), and (ii) 0.50% per annum, plus (b) the sum of (i) 12.50% per annum in cash pay plus (ii) 3.00% per annum payable in kind by compounding such interest to the principal amount of the obligations under the Term Loan Agreement on each interest payment date.

The interest rate for base rate loans under the term loan agreement was equal to the sum of (a) the highest of (with a minimum of 1.50%) (i) the federal funds rate plus 0.50%, (ii) the prime rate, and (iii) the LIBO rate plus 1.00%, plus (b) the sum of (i) 11.50% per annum payable in cash plus (ii) 3.00% per annum payable in kind by compounding such interest to the principal amount of the obligations under the Term Loan Agreement on each interest payment date.

The Term Loans placed certain restrictions and covenants on Vintage Stock, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions and incurrence of additional indebtedness for Vintage Stock. Vintage Stock was required to maintain a fixed charge coverage ratio of 1.3 for year ended September 30, 2017, 1.4 for year ended September 30, 2018 and 1.5 for all years thereafter. For years ended September 30, 2017 and thereafter, Vintage Stock was required to incur no more than $1.2 million in annual capital expenditures subject to certain cumulative quarter and year to date covenants. Vintage Stock was required to maintain a total leverage ratio of 3.25 for year ended September 30, 2017, 2.5 for year ended September 30, 2018 and 2.0 for all years thereafter. In addition, for quarter ended December 31, 2017, the total leverage ratio could not exceed 3.0 and for quarters ended March 31, 2018 and June 30, 2018, the total leverage ratio could not exceed 2.75.

The Capitala Term Loans provided for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Marquis or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock or certain of its subsidiaries.

The payment obligations under the Term Loan Agreement included (i) monthly payments of interest and (ii) principal installment payments in an amount equal to $725,000 due on March 31, June 30, September 30, and December 31 of each year, with the first such payment was due on December 31, 2016. The outstanding principal amounts of the term loans and all accrued interest thereon under the Term Loan Agreement were due and payable in November 2021.

The Term Loan Borrowers could prepay the term loans under the term loan agreement from time to time, subject to the payment (with certain exceptions described below) of a prepayment premium of: (i) an amount equal to 2.0% of the principal amount of the term loan prepaid if prepaid during the period of time from and after the Closing Date up to the first anniversary of the Closing Date; (ii) 1.0% of the principal amount of the term loan prepaid if prepaid during the period of time from and after the first anniversary of the Closing Date up to the second anniversary of the Closing Date; and (iii) zero if prepaid from and after the second anniversary of the Closing Date.

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

There were also various mandatory prepayment triggers under the Term Loan Agreement, including in respect of excess cash flow, dispositions, equity and debt issuances, extraordinary receipts, equity contributions, change in control, and failure to obtain required landlord consents. Our weighted average interest rate on our Capitala Term Loan outstanding borrowings for the period of October 1, 2017 through June 7, 2018 was 16.94%. In connection with the Capitala Term Loan, Vintage Stock incurred $1,088,000 in transaction cost that was being recognized as debt issuance cost that was being amortized and recorded as interest expense over the term of the Capitala Term Loan. On June 7, 2018, the Capitala Term Loan was paid in full, and the Company recorded as additional interest expense $742,000 of un-amortized debt issuance cost related to the Capitala Term Loan.

Sellers Subordinated Acquisition Note

In connection with the purchase of Vintage Stock, on November 3, 2016, VSAH and Vintage Stock entered into a seller financed mezzanine loan in the amount of $10 million with the previous owners of Vintage Stock. The Sellers Subordinated Acquisition Note bears interest at 8% per annum, with interest payable monthly in arrears. The Sellers Subordinated Acquisition Note originally had a maturity date of five years and six months from November 3, 2016. On June 7, 2018, in connection with the Comvest Term Loan refinance of the Capitala Term Loan, the Sellers Subordinated Acquisition Note was amended and restated to have a maturity date of September 23, 2023.

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

The Term Loans place certain restrictions and covenants on Vintage Stock, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions and incurrence of additional indebtedness for Vintage Stock. Vintage Stock is required to maintain a minimum of $12,000,000 of EBITDA on a trailing twelve months basis as measured quarterly starting June 30, 2018 through December 31, 2018. Beginning quarter ending March 31, 2019 and thereafter, Vintage Stock is required to maintain a minimum of $12,500,000 of EBITDA on a trailing twelve months basis. So long as the Senior leverage ratio is greater than 2.0 to 1.0, Vintage Stock is required to spend no more than $1,000,000 on capital expenditures in fiscal year 2018, $1,500,000 in fiscal year 2019, $2,000,000 in fiscal year 2020, $1,750,000 in fiscal year 2021, and $1,500,000 in fiscal years 2022 and thereafter. Vintage Stock is required to maintain a declining maximum senior leverage ratio on a trailing twelve month basis beginning June 30, 2018 of 2.85:1.00, September 30, 2018 2.85:1.00, December 31, 2018 2.65:1.00, March 31, 2019 2.60:1.00, June 30, 2019 2.40:1.00, September 30, 2019 2.10:1.00, December 31, 2019 1.90:1.00, March 31, 2020 1.80:1.00, June 30, 2020 1.75:1.00 and September 30, 2020 and each fiscal quarter thereafter 1.50:1.00. Vintage Stock is required to maintain on a trailing twelve-month basis a minimum fixed charge ratio of no less than 1.30:1.00 for quarters ending June 30, 2018, September 30, 2018 and December 31, 2018. For quarter ending March 31, 2019 1.10:1.00. For quarters ending June 30, 2019, September 30, 2019 and December 31, 2019 1.30:1.00. For quarter ending March 31, 2020 and each fiscal quarter thereafter 1.40:1.00. Vintage Stock may only open three new retail locations within a twelve-month period so long as the senior leverage ratio is 2.00:1.00 or more. If the senior leverage ratio is less than 2.00:1.00, Vintage Stock may only open no more than four new retail locations within a twelve-month period. At all times that the senior leverage ratio is greater than or equal to 1.50:1.00, Vintage Stock cannot have the same store sales percentage to be less than or equal to a negative 5.5 percent as of the last day of any fiscal quarter. Vintage Stock may cure both payment and financial covenant defaults through infusion of equity cures as determined by the Credit Agreement. EBITDA, senior leverage ratio, same store sales decline percentage and fixed charge ratio are terms defined within the Credit Agreement.

In connection with the Comvest Term Loan, Vintage Stock incurred $1,318,069 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Comvest Term Loan.

Loan Covenant Compliance

We were in compliance with all covenants under our existing revolving and other loan agreements as of September 30, 2017, due to waivers granted by both Texas Capital Bank for the TCB Revolver and Capitala for the Capitala Term Loan. We were not in compliance as of December 31, 2017, with the Capitala Term Loan total leverage ratio and did not anticipate that we would regain compliance with this covenant until sometime in fiscal year ended September 30, 2019, based upon our then current operating forecast. We sought alternatives to resolve the out-of-compliance condition, including negotiating with Capitala and seeking alternative credit sources. The resolution of the out-of-compliance condition had not occurred as of the date of issuance of our fiscal 2017 financial statements. The Capitala Term Loan was classified as a short-term obligation at September 30, 2017, as a result of this default. We were in compliance with all covenants under our existing revolving and other loan agreements as of September 30, 2017 due to waivers granted by both Texas Capital Bank for the TCB Revolver and Capitala for the Capitala Term Loan. We are in compliance as of September 30, 2018 with all covenants under our existing revolving and other loan agreements.

Notes Payable as of September 30, 2018 and 2017 consisted of the following:

	September 30,	September 30,
	2018	2017
Bank of America Revolver Loan - variable interest rate based upon a base rate plus a margin, interest payable monthly, maturity date July 2020, secured by substantially all Marquis assets	$7,600,605	$4,850,815

Texas Capital Bank Revolver Loan - variable interest rate based upon the one-month LIBOR rate plus a margin, interest payable monthly, maturity date November 2020, secured by substantially all Vintage Stock assets and common stock	11,892,595	12,520,437

Note Payable Capitala Term Loan - variable interest rate based upon a base rate plus a margin, 3% per annum interest payable in kind, with the balance of interest payable monthly in cash, principal due quarterly in the amount of $725,000, maturity date November 2021, note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	–	28,310,505

Note Payable Comvest Term Loan - variable interest rate based upon LIBOR rate plus a margin, interest payable monthly in cash, principal due quarterly March 31, June 30, September 30, December 31, subject to a variable amortization of principal, maturity date May 26, 2023 note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	22,500,000	–

Note Payable to the Sellers of Vintage Stock, interest at 8% per annum, with interest payable monthly, amended maturity date of September 23, 2023, note subordinate to both Texas Capital Bank Revolver and Capitala Term Loan, secured by Vintage Stock Assets	10,000,000	10,000,000

Note #1 Payable to Banc of America Leasing & Capital LLC - interest at 3.8905% per annum, with interest and principal payable monthly in the amount of $84,273 for 59 months, beginning September 23, 2016, with a final payment due in the amount of $584,273, maturity date September 2021, secured by equipment	3,230,555	4,097,764

Note #2 Payable to Banc of America Leasing & Capital LLC - interest at 4.63% per annum, with interest and principal payable monthly in the amount of $34,768 for 59 months, beginning January 30, 2017, with a final payment due in the amount of $476,729, maturity date January 2022, secured by equipment	1,636,940	1,969,954

Note #3 Payable to Banc of America Leasing & Capital LLC - interest at 4.7985% per annum with interest and principal payable monthly in the amount of $51,658 for 84 months, beginning January 30, 2017, secured by equipment.	2,871,849	3,341,642

Note #4 Payable to Banc of America Leasing & Capital LLC - interest at 4.8907% per annum, with interest and principal payable monthly in the amount of $15,901 for 81 months, beginning April 30, 2017, secured by equipment. Matures January 30, 2024.	881,937	1,025,782

Note #5 Payable to Banc of America Leasing & Capital LLC - interest at 4.67% per annum, with interest and principal payable monthly in the amount of $54,943 for 84 months, beginning January 28, 2018, secured by equipment. Matures January 28, 2025.	3,568,925	–

Note Payable to Store Capital Acquisitions, LLC, - interest at 9.25% per annum, with interest and principal payable monthly in the amount of $73,970 for 480 months, beginning July 1, 2016, maturity date of June 2056, secured by Marquis land and buildings	9,302,346	9,328,208

Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 2.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	–	174,757

Note Payable to Cathay Bank, variable interest rate, Prime Rate plus 1.50%, with interest payable monthly, maturity date December 2017, secured by substantially all Modern Everyday assets	–	249,766

Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	206,529	206,529

Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500,000	500,000

Note payable to individual, interest at 8.5% per annum, payable on a 120 day written demand notice, unsecured	225,000	225,000

Total notes payable	74,417,281	76,801,159
Less unamortized debt issuance costs	(1,653,458)	(1,353,352)
Net amount	72,763,823	75,447,807
Less current portion	(13,958,355)	(48,877,536)
Long-term portion	$58,805,468	$26,570,271

Future maturities of long-term debt at September 30, 2018 are as follows excluding related party debt:

Years ending September 30,
2019	$13,958,355
2020	5,536,873
2021	17,962,625
2022	4,900,705
2023	21,928,156
Thereafter	10,130,567
Total	$74,417,281

Note 9:       Notes payable, related parties

Appliance Recycling Centers of America, Inc. Note

As previously announced by Live Ventures Incorporated (the “Company”), on December 30, 2017, ASH entered into a Stock Purchase Agreement (the “Agreement”) with Appliance Recycling Centers of America, Inc. (the “Seller”) and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of the Seller. Pursuant to the Agreement, ASH purchased (the “Transaction”) from the Seller all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6,500,000 (the “Purchase Price”). ASH was required to deliver the Purchase Price, and a portion of the Purchase Price was delivered, to the Seller prior to March 31, 2018. Between March 31, 2018 and April 24, 2018, ASH and the Seller negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price.

On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919,494 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,580,506 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of September 30, 2018, there was $3,821,507 outstanding on the ApplianceSmart Note.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller.

Isaac Capital Fund Note

In connection with the acquisition of Marquis by the Company, the Company entered into a mezzanine loan in the amount of up to $7,000,000 with Isaac Capital Fund (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. The ICF mezzanine loan bears interest at 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of September 30, 2018, and September 30, 2017, there was $2,000,000 outstanding on this mezzanine loan.

Long-term debt, related parties as of September 30, 2018 and September 30, 2017 consisted of the following:

	September 30,	September 30,
	2018	2017

Note Payable and revolving line of credit to the Sellers of ApplianceSmart, Inc.,interest rate is 5% per annum, with interest payable monthly, maturity date April 1, 2021, 10% of principal will be repaid annually on a quarterly basis, with accrued interest and principal due at maturity. ApplianceSmart may reborrow funds up to the Original Principal amount	$3,821,507	$–

Note Payable to Isaac Capital Fund, interest rate is 12.5% per annum, with interest payable monthly, maturity date January 2021.	2,000,000	2,000,000

Total notes payable - related parties	5,821,507	2,000,000
Less unamortized debt issuance costs	–	–
Net amount	5,821,507	2,000,000
Less current portion	(391,949)	–
Long-term portion	$5,429,558	$2,000,000

Future maturities of notes payable, related parties at September 30, 2018 are as follows:

Years ending September 30,
2019	$391,949
2020	391,948
2021	5,037,609
2022	–
2023	–
Thereafter	–
Total	$5,821,506

Note 10:       Stockholders’ Equity

Convertible Series B Preferred Shares

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

During the year ended September 30, 2018, the Company did not issue any Series B preferred shares.

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

Series E Convertible Preferred Stock

As of September 30, 2018, there were 127,840 shares of Series E Convertible Preferred Stock issued and 77,840 shares outstanding. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into shares of our common stock on a one-to-one basis together with payment of $85.50 per converted share. On November 18, 2017, the Company repurchased 50,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $4,000.

During the years ended September 30, 2018 and 2017, the Company accrued dividends of $1,168 and $1,917, respectively, payable to holders of Series E preferred stock. At year end September 30, 2018, and 2017, respectively, unpaid dividends were $1,168 and $959.

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

During the year ended September 30, 2018, the Company did not issue any common stock.

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

Treasury Stock

For year ended September 30, 2018, the Company purchased 46,632 shares of its common stock on the open market (treasury shares) for $550,427. For year ended September 30, 2017, the Company purchased 66,185 shares of its common stock on the open market (treasury shares) for $699,557. For year ended September 30, 2016, the Company purchased 30,122 shares of its common stock on the open market (treasury common shares) for $300,027. The Company accounted for the purchase of these treasury shares using the cost method. At September 30, 2018, and 2017, the Company held 142,939 and 96,307 shares of its common stock as treasury shares at a cost of $1,550,011 and $999,584, respectively.

2014 Omnibus Equity Incentive Plan

On January 7, 2014, our Board of Directors adopted the 2014 Omnibus Equity Incentive Plan (the “2014 Plan”), which authorizes issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights and unrestricted ordinary shares to our directors, officer, employees, consultants and advisors. The Company has reserved up to 300,000 shares of common stock for issuance under the 2014 Plan. The Company’s stockholders’ approved the 2014 Plan on July 11, 2014.

Note 11:       Warrants

The Company issued several notes in prior periods and converted them resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at September 30, 2018 and September 30, 2017, respectively:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price`	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2017	118,029	$20.80	0.91	$4,862,230
Exercisable at September 30, 2017	118,029	$20.80	0.91	$4,862,230

Outstanding at September 30, 2018	118,029	$20.80	1.35	$2,855,734
Exercisable at September 30, 2018	118,029	$20.80	1.35	$2,855,734

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

As of September 30, 2018, the Company had 118,029 common stock warrants outstanding with a weighted average exercise price, weighted average remaining contractual term and intrinsic value of $20.80, 1.35 years and $2,855,734, respectively. As of September 30, 2017, the Company had 118,029 common stock warrants outstanding with weighted average exercise price, weighted average remaining contractual term and intrinsic value of $20.80, 0.91 years and $4,862,230, respectively.

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018, the Company memorialized an agreement reached prior to any of the warrants expiring, to extend the expiration date for two years, just prior to expiration for all warrants listed. Warrants outstanding and exercisable as of September 30, 2018 and September 30, 2017 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019. The Company recognized compensation expense of $270,240 and $0 during the years ended September 30, 2018 and 2017, respectively, related to warrant awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures. No forfeitures are estimated.

The exercise price for the series B convertible preferred stock warrants outstanding and exercisable at September 30, 2018 is as follows:

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

Stock Options

The following table summarizes stock option activity for the years ended September 30, 2018 and 2017:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2016	175,000	$11.22	3.75	$346,500
Granted	36,668	15.32	6.89
Exercised	–
Forfeited	–
Outstanding at September 30, 2017	211,668	$13.19	3.47	$454,417
Exercisable at September 30, 2017	175,000	$11.22	2.75	$428,750

Outstanding at September 30, 2017	211,668	$13.19	3.47	$454,417
Granted	20,000	32.24	9.02
Exercised	–
Forfeited	–
Outstanding at September 30, 2018	231,668	$14.84	3.04	$162,500
Exercisable at September 30, 2018	190,639	$11.89	2.08	$162,500

The Company recognized compensation expense of $226,917 and $203,690 during the years ended September 30, 2018 and 2017, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures. No forfeitures are estimated.

At September 30, 2018 the Company had $286,805 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through December of 2021.

The exercise price for stock options outstanding and exercisable at September 30, 2018 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
31,250	$5.00	31,250	$5.00
25,000	7.50	25,000	7.50
31,250	10.00	31,250	10.00
4,167	10.86	4,167	10.86
4,167	10.86	3,472	10.86
4,167	10.86	–	–
4,167	10.86	–	–
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
75,000	15.18	75,000	15.18
8,000	23.41	8,000	23.41
8,000	27.60	–	–
8,000	31.74	–	–
8,000	36.50	–	–
8,000	41.98	–	–
231,668		190,639

The following table summarizes information about the Company’s non-vested shares as of September 30, 2018:

		Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at September 30, 2017	36,668	$17.70
Granted	20,000	$10.14
Vested	(15,639)	$15.72
Non-vested at September 30, 2018	41,029	$12.88

For stock options granted during fiscal 2018 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $10.14, and the weighted-average exercise price of such options was $32.24. For stock options granted during 2017 where the exercise price was above the stock price at the date of the grant, the weighted-average fair value of such options was $21.07, and the weighted-average exercise price for such options was $23.41.

The assumptions used in calculating the fair value of stock options granted use the Black-Scholes option pricing model for options granted in fiscal 2018 and 2017 are as follows:

Risk-free interest rate	1.25%
Expected life of the options	5 and 10 years
Expected volatility	107%
Expected dividend yield	0%

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

The following table presents the computation of basic and diluted net earnings per share:

	Years Ended September 30,
	2018	2017
Basic

Net income	$5,922,719	$6,501,780
Less: preferred stock dividends	(1,168)	(1,917)
Net income applicable to common stock	$5,921,551	$6,499,863

Weighted average common shares outstanding	1,965,595	2,210,104

Basic earnings per share	$3.01	$2.94

Diluted

Net income applicable to common stock	$5,921,551	$6,499,863
Add: preferred stock dividends	1,168	1,917
Net income applicable for diluted earnings per share	$5,922,719	$6,501,780

Weighted average common shares outstanding	1,965,595	2,210,104
Add: Options	38,179	48,407
Add: Series B Preferred Stock	1,071,200	1,071,200
Add: Series B Preferred Stock Warrants	590,145	590,145
Add: Series E Preferred Stock	77,840	127,840
Assumed weighted average common shares outstanding	3,742,959	4,047,696

Diluted earnings per share	$1.58	$1.61

Potentially dilutive securities were excluded from the calculation of diluted net income per share for years ended September 30, 2018 and September 30, 2017. The weighted average number of dilutive securities excluded were 38,179 and 80,105, respectively for each fiscal year, because the effects were anti-dilutive based on the application of the treasury stock method.

Note 14:       Related Party Transactions

In connection with its purchase of Marquis, Marquis entered into a mezzanine loan in the amount of up to $7,000,000 with ICF. The ICF mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of September 30, 2018, and September 30, 2017, respectively, there was $2,000,000 outstanding on this mezzanine loan. During the year ended September 30, 2018 and 2017, we recognized total interest expense of $253,472, associated with the ICF notes.

Customer Connexx LLC, a wholly-owned subsidiary of Appliance Recycling Centers of America, Inc. (“ARCA”), rents approximately 9,879 square feet of office space from the Company at its Las Vegas office which totals 11,100 square feet. ARCA paid the Company $173,010 in rent and other common area reimbursed expenses for the year ended September 30, 2018. ARCA paid the Company $164,516 in rent and other common area reimbursed expenses for the year ended September 30, 2017. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, Chief Financial Officer of the Company, are Chief Executive Officer and Board of Directors member and Chief Financial Officer of ARCA, respectively.

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018, the Company memorialized an agreement reached prior to any of the warrants expiring, to extend the expiration date for two years, just prior to expiration for all warrants listed. Warrants outstanding and exercisable as of September 30, 2018 and September 30, 2017 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019.

As previously announced by the Company, on December 30, 2017, ASH entered into the Agreement with the Seller and ApplianceSmart, a subsidiary of the Seller. Pursuant to the Agreement, ASH purchased from the Seller all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for the Purchase Price. ASH was required to deliver the Purchase Price, and a portion of the Purchase Price was delivered, to the Seller prior to March 31, 2018. Between March 31, 2018 and April 24, 2018, ASH and the Seller negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price.

On April 25, 2018, ASH delivered to the Seller the ApplianceSmart Note in the Original Principal Amount, as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on the Maturity Date. The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,580,506 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of September 30, 2018, there was $3,821,507 outstanding on the ApplianceSmart Note.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller.

In connection with the acquisition of Vintage Stock on November 3, 2016, Rodney Spriggs, President of Vintage Stock, holds a 41.134752% interest in the $10,000,000 Seller Subordinated Acquisition Note payable by VSAH. The terms of payment are interest only, payable monthly on the 1st of each month, until maturity. On June 7, 2018, in connection with the Comvest Term Loan refinance of the Capitala Term Loan, the Sellers Subordinated Acquisition Note was amended and restated to have a maturity date of September 23, 2023. Interest paid to Mr. Spriggs in years ended September 30, 2018 and September 30, 2017 was $333,649 and $275,147, respectively. Interest unpaid and accrued as of September 30, 2018 and September 30, 2017 is $27,423 and $27,423, respectively.

Also see Note 4, 8, 9 and 10.

Note 15:       Commitments and Contingencies

Litigation

On February 21, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) and a letter from the SEC stating that it is conducting an investigation. The subpoena requests documents and information concerning, among other things, the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors. The letter from the SEC states that “this inquiry does not mean that the SEC has concluded that the Company or any of its officers and directors has broken the law or that the SEC has a negative opinion of any person, entity, or security.”  The Company is cooperating with the SEC in its investigation.

On October 1, 2018, the Company received a letter from the SEC requesting information regarding a potential violation of Section 13(a) of the Securities Exchange Act of 1934, based upon the timing of the Company’s Form 8-K filed on February 14, 2018.  The Company provided a response to the SEC on October 26, 2018.  The Company is cooperating with the SEC in its inquiry.

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

Operating Leases and Service Contracts

The Company leases its office space, certain equipment and a building (from a related party) under long-term operating leases expiring through fiscal year 2018. Rent expense under these leases was $13,541,827 and $8,329,186 for the years ended September 30, 2018 and 2017, respectively. The Company has also entered into several non-cancelable service contracts. Rent expense may include certain common area charges.

As of September 30, 2018, future minimum annual payments under operating lease agreements for fiscal years ending September 30 are as follows:

2019	$3,136,734
2020	2,637,822
2021	2,099,939
2022	1,595,455
2023	1,062,557
Thereafter	2,648,943
$13,181,450

Note 16:       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income tax expense for the years ended September 30, 2018 and 2017 is as follows:

	Year Ended	Year Ended
	September 30,	September 30,
	2018	2017
Current expense:
Federal	$(16,621)	$313,405
State	243,631	243,841
	227,010	557,246

Deferred expense:
Federal	3,471,657	3,397,732
State	367,526	126,841
Change in valuation allowance	340,906	–
	4,180,089	3,524,573
Total income tax expense	$4,407,099	4,081,819

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30:

	Year Ended	Year Ended
	September 30,	September 30,
	2018	2017

Federal statutory rates	$2,507,740	$3,598,424
State income taxes, net of federal benefit	340,018	299,216
Permanent differences	67,579	71,908
Impact of federal rate change from Tax Act	3,037,057	–
Bargain gain - purchase accounting	(1,455,598)	–
Property & equipment adjustment	(273,525)	–
Federal carryfoward attributes trued up	(170,731)	–
Change in valuation allowance	340,906	–
Other	13,653	112,271
Effective rate	$4,407,099	$4,081,819

At September 30, deferred income tax assets and liabilities were comprised of:

	Year Ended	Year Ended
	September 30,	September 30,
	2018	2017
Deferred income tax assets (liabilities):
Allowance for bad debts	$229,048	$401,867
Accrued expenses	22,664	31,183
Inventory	(8,381)	772,656
Accrued compensation	33,670	–
Net operating loss	6,050,336	7,804,948
Tax credits	259,026	377,776
Stock compensation	2,252,254	2,982,009
Intangibles	(1,387,115)	13,126
Property & equipment	(3,890,234)	(3,387,298)
Other	–	3,743
Less: Valuation allowance	(340,906)	–
Total deferred income tax asset	$3,220,362	$9,000,010

The Company has federal and state net operating loss carryforwards of approximately $26.9 million and $3.7 million respectively as of September 30, 2018. The federal net operating loss amounts are subject to IRS code section 382 limitations and expire in 2030. State net operating loss amounts begin to expire in 2018. Federal and state tax credit carryforwards as of September 30, 2018 are $0.2 million and $0.1 million respectively. Due to the Tax Act, the federal tax credit carryforward is fully refundable in 2021 if not utilized before then. The 2015 through 2017 tax years are open to examination by the various federal and state jurisdictions.

The Company evaluates all available evidence to determine if a valuation allowance is needed to reduce its deferred tax assets. Management has concluded that it is more likely than not that a portion of its existing tax benefits will not be realized. Accordingly, the Company has recorded a valuation allowance of $0.3 million at September 30, 2018 to reduce its deferred tax assets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The legislation significantly revises the U.S. corporate income tax system by, among other things, lowering corporate income tax rates from 35% to 21%, introducing new limitations on interest expense, subjecting foreign earnings in excess of an allowable return to U.S. taxation, adopting a territorial tax regime and imposing a one-time transitional tax on deemed repatriated earnings of foreign subsidiaries.

As a result of the enactment of the Tax Act, the Company’s deferred tax assets and liabilities were revalued at the lower federal income tax rate. The Company recorded net deferred income tax expense during the year ended September 30, 2018 of approximately $3.0 million.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2018. The Company’s policy is to record uncertain tax positions as a component of income tax expense.

Note 17:       Segment Reporting

The Company operates in three segments which are characterized as: (1) Manufacturing, (2) Retail and Online, and (3) Services. The Manufacturing Segment consists of Marquis Industries, the Retail and Online segment consists of Vintage Stock, ApplianceSmart, Modern Everyday and LiveDeal.com, and the Services segment consists of the directory services business.

The following tables summarize segment information for the years ended September 30, 2018 and 2017:

	Year Ended		Year Ended
	September 30, 2018		September 30, 2017
	Net	% of	Net	% of Total
	Revenue	Total Revenue	Revenue	Total Revenue
Retail and Online Revenue
Used Movies, Music, Games and Other	$43,014,110	21.5%	$40,752,981	26.8%
New Movies, Music, Games and Other	32,980,142	16.5%	29,522,356	19.4%
Rentals, Concessions and Other	1,188,897	0.6%	1,116,308	0.7%
Kitchen and Home Products	–	0.0%	128,904	0.1%
Retail Appliance Boxed Sales	22,221,833	11.1%	–	0.0%
Retail Appliance UnBoxed Sales	8,603,754	4.3%	–	0.0%
Retail Appliance Delivery, Warranty and Other	2,116,696	1.1%	–	0.0%
Manufacturing Revenue
Carpets	58,451,306	29.3%	57,510,294	37.8%
Hard Surface Products	24,229,497	12.1%	16,211,404	10.7%
Synthetic Turf Products	6,082,400	3.0%	5,964,633	3.9%
Services Revenue
Directory Services	744,706	0.4%	854,052	0.6%
Total Revenue	$199,633,341	100.0%	$152,060,932	100.0%

	Year Ended September 30,
	2018	2017

Revenues
Retail and Online	$110,125,432	$71,520,549
Manufacturing	88,763,203	79,686,331
Services	744,706	854,052
	$199,633,341	$152,060,932

Gross profit
Retail and Online	$51,040,155	$41,101,989
Manufacturing	22,450,272	20,653,006
Services	708,330	811,640
	$74,198,757	$62,566,635

Operating income
Retail and Online	$1,338,696	$8,875,855
Manufacturing	8,755,769	8,414,684
Services	705,784	808,838
	$10,800,249	$18,099,377

Depreciation and amortization
Retail and Online	$2,880,144	$2,074,574
Manufacturing	3,168,236	2,950,974
Services	–	–
	$6,048,380	$5,025,548

Interest expenses
Retail and Online	$6,738,928	$5,879,447
Manufacturing	1,904,410	1,717,538
Services	–	–
	$8,643,338	$7,596,985

Net income before provision for income taxes
Retail and Online	$2,780,995	$3,096,109
Manufacturing	6,843,039	6,678,652
Services	705,784	808,838
	$10,329,818	$10,583,599

Note 18:       Subsequent Events

On December 21, 2018, Marquis entered into a Bill of Sale and Assignment and Assumption Agreement (the “Marquis Bill of Sale”) with Viridian Industries, Inc. (“Viridian”) pursuant to which Marquis sold to Viridian two turf extrusion lines in exchange for cash consideration of $4.75 million, plus the book value of the raw material operating and packing inventories associated with the turf extrusion lines, for a total purchase price of approximately $5.5 million, plus $0.10 per pound of nylon sold by Viridian during the 36 month period immediately following the closing, all on terms and conditions more fully described in the Marquis Bill of Sale. The foregoing description of the Marquis Bill of Sale does not purport to be complete and is qualified in its entirety by reference to the full text of the Marquis Bill of Sale, a copy of which is attached hereto as Exhibit 2.2 and is incorporated herein by reference.

ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On January 29, 2018, BDO USA, LLP (“BDO”) informed the Company that it will not stand for re-election for the audit of the Company’s consolidated financial statements for the year ended September 30, 2018. The audit report of BDO on the Company’s financial statements for the fiscal year ended September 30, 2017, the only year for which BDO audited the Company’s financial statements, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s most recent fiscal year ended September 30, 2017, the only year for which BDO audited the Company’s financial statements, and for the subsequent interim period through January 29, 2018, the Company had no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K) with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference in connection with its opinion to the subject matter of the disagreements. During the Company’s most recent fiscal year ended September 30, 2017, the only year for which BDO audited the Company’s financial statements, and for the subsequent interim period through January 29, 2018, there was no “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses reported in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 related to the lack of (a) sufficient controls around the financial reporting process; (b) proper segregation of duties within the financial reporting process; (c) adequate controls surrounding management’s review of the income tax provision process; (d) controls surrounding the assessment of certain cash flow and balance sheet classifications; and (e) sufficient controls around the process for business combinations.

On February 6, 2018, the Audit Committee of the Board of Directors of the Company approved the appointment of SingerLewak LLP as the Company’s new independent registered public accounting firm, effective February 6, 2018. During the Company’s two most recent fiscal years ended September 30, 2017 and 2016 and for the subsequent interim period through the date of filing this Current Report on Form 8-K neither the Company, nor anyone on behalf of the Company consulted with SingerLewak LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K. On October 12, 2018, SingerLewak LLP informed the Company that it resigned as the Company’s independent registered public accounting firm. SingerLewak did not audit nor provide an opinion on any of the Company’s financial statements. During the Company’s two most recent fiscal years ended September 30, 2018 and September 30, 2017, and for the subsequent interim period through October 12, 2018, the Company had no “disagreements” (as described in Item 304(a)(1)(iv) of Regulation S-K) with SingerLewak on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. SingerLewak did not audit or provide an opinion on the Company’s financial statements during the Company’s two most recent fiscal years or for the subsequent interim period through October 12, 2018. During the Company’s two most recent fiscal years ended September 30, 2018 and September 30, 2017, and for the subsequent interim period through October 12, 2018, except as described below, there was no “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K. The Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “September 30, 2017 Form 10-K”), and the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018, June 30, 2018, and September 30, 2018, described the following material weaknesses (which are “reportable events”) relating to the lack of (a) sufficient controls around the financial reporting process; (b) proper segregation of duties within the financial reporting process; (c) adequate controls surrounding management’s review of the income tax provision process; (d) controls surrounding the assessment of certain cash flow and balance sheet classifications; and (e) sufficient controls around the process for business combinations. As noted above, SingerLewak did not audit nor provide an opinion on the Company’s financial statements contained in the September 30, 2017 Form 10-K.

On October 25, 2018, the Audit Committee of the Board of Directors of the Company approved the engagement of, and the Company engaged, WSRP, LLC as the Company’s new independent registered public accounting firm, effective immediately. During the Company’s two most recent fiscal years ended September 30, 2018 and 2017 and for the subsequent interim period through the date of filing this Current Report on Form 8-K, neither the Company, nor anyone on behalf of the Company consulted with WSRP, LLC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was either the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or a reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of September 30, 2018.

The Company’s management, including the Company’s CEO and CFO, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following: judgements in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes, controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

ITEM 9B.	Other Information

Item 1.01. Entry into a Material Definitive Agreement.

Marquis

On December 21, 2018, Marquis entered into a Bill of Sale and Assignment and Assumption Agreement (the “Marquis Bill of Sale”) with Viridian Industries, Inc. (“Viridian”) pursuant to which Marquis sold to Viridian two turf extrusion lines in exchange for cash consideration of $4.75 million, plus the book value of the raw material operating and packing inventories associated with the turf extrusion lines, for a total purchase price of approximately $5.5 million, plus $0.10 per pound of nylon sold by Viridian during the 36 month period immediately following the closing, all on terms and conditions more fully described in the Marquis Bill of Sale. The foregoing description of the Marquis Bill of Sale does not purport to be complete and is qualified in its entirety by reference to the full text of the Marquis Bill of Sale, a copy of which is attached hereto as Exhibit 2.2 and is incorporated herein by reference.

ApplianceSmart

As previously announced by the Company, on December 30, 2017, ASH entered into the Agreement with the Seller and ApplianceSmart, a subsidiary of the Seller. Pursuant to the Agreement, ASH purchased from the Seller all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for the Purchase Price. ASH was required to deliver the Purchase Price, and a portion of the Purchase Price was delivered, to the Seller prior to March 31, 2018. Between March 31, 2018 and April 24, 2018, ASH and the Seller negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price.

On April 25, 2018, ASH delivered to the Seller the ApplianceSmart Note in the Original Principal Amount, as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on the Maturity Date. The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,580,506 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of September 30, 2018, there was $3,821,507 outstanding on the ApplianceSmart Note.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller.

PART III

ITEM 10.          Directors, Executive Officers and Corporate Governance

The directors of the Company and their ages as of September 30, 2018, are as follows:

Name	Age	Position
Jon Isaac	35	Chief Executive Officer, President and Director
Tony Isaac	64	Financial Planning and Strategist/Economist and Director
Richard D. Butler, Jr.	69	Director
Dennis (De) Gao	38	Director
Tyler Sickmeyer	32	Director

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

Executive Officers

In addition to the information provided above regarding Jon Isaac, the following sets forth the Company’s current executive officers as of September 30, 2018:

Name	Age	Current Position and Offices
Tim Bailey	71	Former Chief Executive Officer of Marquis Industries, Inc.
Weston A. Godfrey, Jr.	40	Chief Executive Officer of Marquis Industries, Inc.
Rodney Spriggs	52	President and Chief Executive Officer of Vintage Stock, Inc.
Akram Mohamad	33	Chief Executive Officer of ApplianceSmart, Inc.
Virland A. Johnson	58	Chief Financial Officer of Live Ventures Incorporated
Michael J. Stein	45	Senior Vice President, General Counsel of Live Ventures Incorporated

Tim Bailey. Mr. Bailey was the Chief Executive Officer of Marquis Industries, Inc. until July 1, 2018. Mr. Bailey has 46 years of leadership experience in the floorcovering industry, including 23 years with Marquis Industries. Mr. Bailey holds a CPA license and spent the first 17 years of his career in a carpet industry-focused public accounting firm. In 1988, he left public accounting to become a shareholder and Executive VP / CFO of Grassmore, Inc., which manufactured grass carpet. Mr. Bailey installed the internal financial controls and helped Grassmore grow and oversaw its successful sale to Beaulieu of America in 1992. Mr. Bailey consulted with Beaulieu for two years before acquiring Marquis Industries in 1994. Marquis was small and struggling at the time of Mr. Bailey’s acquisition. He was able to build a strong leadership team and turn the company into a top 10 residential carpet manufacturer in the US with a diversified product line of soft and hard surfaces for the residential and commercial markets.

Weston A. Godfrey, Jr. Mr. Godfrey became Chief Executive Officer of Marquis Industries, Inc. on July 1, 2018 after re-joining the company as Executive Vice President on January 22, 2018.  Mr. Godfrey served as Sales Operations Manager and Senior Sales Manager for Samsung Electronics America, Inc for three years prior to re-joining the company, where he was responsible for financial operations, forecasting and sales in the Home Appliance business.  Prior to joining Samsung Electronics America, Inc, Mr. Godfrey spent five years serving as Vice President of Operations for Marquis Industries, Inc reporting directly to the Chief Executive Officer and responsible for credit, claims, customer service, sales operations, supply chain, and purchasing.  Early on in his career, Mr. Godfrey worked for Dupont’s nylon fibers business where he was certified as a Six Sigma Black Belt.  Mr. Godfrey’s experiences include process improvement, supply chain optimization, demand planning, forecasting, business operations, strategic selling and strategic purchasing.  Mr. Godfrey holds a Bachelor of Business Administration in Marketing from the University of Georgia.

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

Akram Mohamad. Mr. Mohamad became the President of ApplianceSmart, Inc. on February 14, 2018 and the Chief Executive Officer of ApplianceSmart, Inc. effective July 1, 2018. Mr. Mohamad joined ApplianceSmart, Inc. as a consultant on July 17, 2017. Mr. Mohamad served as a Director of Sales for Libre Tech in San Diego, California for two years prior to joining ApplianceSmart. During his time at Libre Tech, Mr. Mohamad implemented new sales systems, restructured and implemented sales processes, developed a new sales team, and created an affiliate training program. Prior to joining Libre Tech, Mr. Mohamad was a multi-unit Sales Director for T-Mobile for approximately four years. While at T-Mobile, Mr. Mohamad moved through the ranks, starting as a sales professional before being promoted to a director position. In the years prior to T-Mobile, Mr. Mohamad held various territory sales roles while attending Cal State University of San Marcos where he focused on a Bachelor of Science in Kinesiology with an emphasis in exercise physiology.

Virland A. Johnson. Mr. Johnson became our Chief Financial Officer on January 3, 2017. Mr. Johnson joined the Company in November 2016 as a consultant. Mr. Johnson was Sr. Director of Revenue for JDA Software for six years prior to joining the Company, where he was responsible for revenue recognition determination, sales and contract support while acting as a subject matter expert. Prior to joining JDA, Mr. Johnson provided leadership and strategic direction while serving in C-Level executive roles in public and privately held companies such as Cultural Experiences Abroad, Inc., Fender Musical Instruments Corp., Triumph Group, Inc., Unitech Industries, Inc. and Younger Brothers Group, Inc. Mr. Johnson’s more than 25 years of experience is primarily in the areas of process improvement, complex debt financings, SEC and financial reporting, turn-arounds, corporate restructuring, global finance, merger and acquisitions and returning companies to profitability and enhancing shareholder value. Early on in his career, Mr. Johnson worked in public accounting while attending Arizona State University. Mr. Johnson holds a Bachelor’s degree in Accountancy from Arizona State University.

Michael J. Stein. Mr. Stein became our Senior Vice President, General Counsel on October 2, 2017. Prior to joining the Company, Mr. Stein served as a corporate partner at the international law firm of DLA Piper LLP (US) where, from April 2016 and October 2017, and from April 2005 through June 2012, he advised public companies on corporate governance matters, debt and equity securities offerings (including several initial public offerings) and merger and acquisition transactions. Prior to rejoining DLA Piper in April 2016, Mr. Stein served as Associate Chief Counsel – Transactional at Caesars Entertainment Corporation (NASDAQ: CZR) and Senior Vice President, Deputy General Counsel at Everi Holdings Inc. (NYSE: EVRI). Mr. Stein holds a Juris Doctor from the University of Maryland and Bachelor’s and Master’s degrees in Accounting from the University of Florida.

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

The Board of Directors held one meeting during the year ended September 30, 2018; and took action by unanimous written consent four times.

Board Committees

Audit Committee

The Board has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Gao (Chairman), Butler and Sickmeyer currently serve on our Audit Committee. Each member of the committee satisfies the independence standards specified in Rule 5605(a)(2) of the NASDAQ Listing Rules and the related rules of the SEC and has been determined by the Board to be “financially literate” with accounting or related financial management experience. The Board has also determined that Mr. Gao is an “audit committee financial expert” as defined under SEC rules and regulations and qualifies as a financially sophisticated audit committee member as required under Rule 5605(c)(2)(A) of the NASDAQ Listing Rules. There were five meetings of the Audit Committee during the year ended September 30, 2018.

Compensation Committee

The Compensation Committee assists the Board in discharging its responsibilities relating to compensation of the Company’s directors and executives and oversees and advises the Board on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans. The Compensation Committee currently consists of Messrs. Butler and Gao. The Compensation Committee did not meet during the year ended September 30, 2018 but took action one time by unanimous written consent.

Governance and Nominating Committee

The Governance and Nominating Committee identifies individuals who are qualified to become Board members, develops and recommends to the Board a set of governance principles applicable to the Company and oversees the evaluation of the Board and Company’s management. The Governance and Nominating Committee currently consists of Mr. Butler. There Governance and Nominating Committee did not meet during the year ended September 30, 2018 but took action one time by unanimous written consent.

Changes in Procedures for Director Nominations by Stockholders

There have been no changes to the procedures by which stockholders’ may recommend nominees to the Board.

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

Based solely on our review of copies of such reports and written representations from our executive officers and directors, we believe that our executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended September 30, 2018.

ITEM 11.       Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide material information about the Company’s compensation philosophy, objectives and other relevant policies and to explain and put into context the material elements of the disclosure that follows in this Form 10-K with respect to the compensation of our named executive officers (in this CD&A, referred to as the “NEOs”). For fiscal 2018, our NEOs were:

Jon Isaac, President and Chief Executive Officer

Timothy A. Bailey, Former Chief Executive Officer of Marquis

Rodney Spriggs, President and Chief Executive Officer of Vintage Stock

Michael J. Stein, Senior Vice President and General Counsel

The Compensation Committee

The Compensation Committee reviews the performance and compensation of the Chief Executive Officer or other principal executive officer (currently, our President and Chief Executive Officer) and the Company’s other executive officers. Additionally, the Compensation Committee reviews compensation of outside directors for service on the Board and for service on committees of the Board and administers the Company’s stock plans.

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

Factors Considered in Determining Compensation; Components of Compensation

The Compensation Committee makes executive compensation decisions on the basis of total compensation, rather than on individual components of compensation. The Compensation Committee attempts to create an integrated total compensation program structured to balance both short and long-term financial and strategic goals. Our compensation should be competitive enough to attract and retain highly skilled individuals. In this regard, we utilize a combination of between two to four of the following types of compensation to compensate our executive officers:

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

Use of Benchmarking and Compensation Peer Groups

The Compensation Committee did not utilize any benchmarking measure in fiscal 2018 and traditionally has not tied compensation directly to a specific profitability measurement, market value of the Company’s common stock or benchmark related to any established peer or industry group. Salary increases are based on the terms of the NEOs’ employment agreements, if applicable, and correlated with the Board’s and the Compensation Committee’s assessment of each NEO’s performance. The Company also generally seeks to increase or decrease compensation, as appropriate, based upon changes in an executive officer’s functional responsibilities within the Company. Historically, the Compensation Committee has not used outside consultants in determining the compensation of the NEOs, and no such consultants were engaged during fiscal 2018.

Other Compensation Policies and Considerations; Tax Issues and Risk Management

The intention of the Company has been to compensate the NEOs in a manner that maximizes the Company’s ability to deduct such compensation expenses for federal income tax purposes. However, the Compensation Committee has the discretion to provide compensation that is not “performance-based” under Section 162(m) of the Code it determines that such compensation is in the best interests of the Company and its stockholders. For fiscal 2018, the Company expects to deduct all compensation expenses paid to the NEOs.

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

SUMMARY COMPENSATION TABLE

Name and principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation		Total
Jon Isaac	2018	$200,000	$0	$0	$0	$54,000	(2)	$254,000
President and CEO	2017	$200,000	$0	$0	$0	$54,000	(2)	$254,000

Timothy A. Bailey (3)	2018	$242,500	$603,500	$0	$0	$13,080	(4)	$859,080
Former Chief Executive Officer of Marquis Industries, Inc.	2017	$225,000	$245,000	$0	$0	$12,000	(4)	$482,000

Rodney Spriggs	2018	$270,000	$0	$0	$46,745	$0		$316,745
President and Chief Executive Officer of Vintage Stock, Inc.	2017	$249,039	$0	$0	$54,780	$0		$303,819

Michael J. Stein (5)	2018	$298,077	$0	$0	$50,701	$3,711	(6)	$352,489
Senior Vice President and General Counsel	2017	$–	$–	$–	$–	$20,706	(6)	$20,706

49

____________________________

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. These amounts reflect Live Venture’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the NEOs. Please refer to Note 13, Stock-Based Compensation, in our consolidated financial statements included elsewhere in this Form 10-K for a discussion of the assumptions related to the calculation of such value.

(2)	“All Other Compensation” for Mr. Isaac includes $54,000 for each of 2018 and 2017, which was accrued by us for the reasonable housing allowance to which Mr. Isaac is entitled under his employment agreement.

(3)	Mr. Bailey ceased being the Chief Executive Officer of Marquis Industries, Inc. effective July 1, 2018.

(4)	“All Other Compensation” for Mr. Bailey includes $13,080 for 2018 for the car allowance health club membership, and $12,000 for 2017 for the car allowance, all of which Mr. Bailey is entitled to under this employment agreement.

(5)	Mr. Stein’s employment with the Company commenced on October 2, 2017

(6)	“All Other Compensation” for Mr. Stein includes $20,706 for moving expense reimbursement for 2017 and $3,711 for work performed as an independent contractor prior to the commencement of his employment in 2018.

EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Jon Isaac, its President and Chief Executive Officer, effective January 1, 2013, as amended on January 16, 2018. The agreement will expire on December 30, 2020. Mr. Isaac is entitled to a base annual salary in an amount of $200,000, payable in periodic installments in accordance with the Company’s regular payroll practices and subject to all applicable withholdings, including taxes. Mr. Isaac is eligible to receive an annual performance bonus at the sole discretion of the Compensation Committee of the Board or the entire Board. Mr. Isaac is entitled to reimbursement for all reasonable business expenses incurred by him in connection with his employment and the performance of his duties as President and Chief Executive Officer, including a reasonable housing expense, not to exceed $7,000 per month. Mr. Isaac is eligible to participate fully in all health and benefit plans available to senior officers of the Company generally, as the same may be amended from time to time by the Board. Mr. Isaac’s employment terminates upon the first to occur of the following dates: (i) date of Mr. Isaac’s death; (ii) the date on which Mr. Isaac has experienced a Disability (as defined in his employment agreement), and we give Mr. Isaac notice of termination on account of Disability; (iii) the date on which Mr. Isaac has engaged in conduct that constitutes Cause (as defined in Mr. Isaac’s employment agreement), and we give Mr. Isaac notice of termination for Cause; (iv) the date on which Mr. Isaac voluntarily terminates his relationship with us; or (v) the date on which we give Mr. Isaac notice of termination for any reason other than the reasons set forth in clauses (i) through (iv) above. Upon termination of Mr. Isaac’s employment, we will have no further obligation to Mr. Isaac except that Mr. Isaac will be entitled to payment of any earned but unpaid salary through the date of termination and any unearned bonus in accordance with the terms of the employment agreement.

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

The Company entered into an employment agreement with Michael J. Stein, its Senior Vice President, General Counsel, dated September 5, 2017. Mr. Stein’s employment commenced on October 2, 2017 and continues until his employment is terminated in accordance with the terms his employment agreement. Mr. Stein is entitled to a base annual salary in an amount of $310,000, payable in periodic installments in accordance with the Company’s regular payroll practices and subject to all applicable withholdings, including taxes. Mr. Stein is eligible to participate fully in all benefit programs or plans sponsored by the Company, as the same may be amended from time to time. Mr. Stein’s employment terminates upon the first to occur of the following dates: (i) date of Mr. Stein’s death; (ii) the date on which Mr. Stein has experienced a Disability (as defined in his employment agreement); (iii) the date on which Mr. Stein has engaged in conduct that constitutes Cause (as defined in Mr. Stein’s employment agreement); (iv) the date on which we terminate Mr. Stein’s employment for any reason other than Cause, provided that we give Mr. Stein 60 days written notice of such termination, (v) the date on which Mr. Stein voluntarily terminates his relationship with us, provided that Mr. Stein is required to give 30 days’ advance written notice; or (vi) the date on which we give Mr. Stein notice of termination for any reason other than the reasons set forth in clauses (i) through (iv) above. Upon termination of Mr. Stein’s employment, we will have no further obligation to Mr. Stein except that if we terminate Mr. Stein without cause or as a result of a Disability, Mr. Stein will continue to receive his unpaid annual salary for a period of three months following such termination, and, until the earlier of six months following Mr. Stein’s date of termination and the date Mr. Stein is eligible to receive substantially similar coverage and benefits from a new employer, an amount equal to the difference between the COBRA continuation coverage premiums and the amount of premiums paid by similarly situated active employees of the Company under the Company’s health insurance plans in which Mr. Stein and, if applicable, his family, were participating immediately prior to the termination date. Upon Mr. Stein’s death, the Company will pay Mr. Stein’s estate unpaid annual salary as lawfully required, and for a period of 12 months following his death, an amount equal to the difference between the COBRA continuation coverage premiums and the amount of premiums paid by similarly situated active employees of the Company under the Company’s health insurance plans in which Mr. Stein and, if applicable, his family, were participating immediately prior to the termination date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes all stock options held by the NEOs as of the end of fiscal 2018.

Name	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Jon Isaac	25,000 (1)	$4.98	1/15/2019
	25,000 (1)	$7.50	1/15/2020
	25,000 (1)	$10.02	1/15/2021

Timothy A. Bailey	–	$ –	–

Rodney Spriggs	4,167 (2)	$10.86	11/03/2021
	4,167 (2)	$10.86	11/03/2021
	4,167 (2)	$10.86	11/03/2021
	4,167 (2)	$10.86	11/03/2021

Michael J. Stein	4,000 (3)	$23.41	9/5/2027
	4,000 (3)	$27.60	9/5/2027
	4,000 (3)	$31.74	9/5/2027
	4,000 (3)	$36.50	9/5/2027
	4,000 (3)	$41.98	9/5/2027

____________________________

(1)	25,000 shares ($4.98 per share exercise price) vested on January 15, 2014. 25,000 shares ($7.50 per share exercise price) vested in 12 equal monthly installments beginning January 15, 2015. 25,000 shares ($10.02 per share exercise price) vested in 12 equal monthly installments beginning January 15, 2016.

(2)	16,668 shares, of which 4,167 vested on November 3, 2017 and the remaining 12,501 vest evenly on a monthly basis over the next three years subject to Mr. Spriggs continued service as an employee of Vintage Stock.

(3)	4,000 shares vested on September 5, 2018. 4,000 shares vest on September 5, 2019. 4,000 shares vest on September 5, 2020. 4,000 shares vest on September 5, 2021. 4,000 shares vest on September 5, 2022.

DIRECTOR COMPENSATION

The following table summarizes compensation paid to each of our directors who served in such capacity during fiscal 2018. We have omitted from this table the columns for Stock Awards, Options Awards, Non-Equity Incentive Plan Compensation, and Nonqualified Deferred Compensation Earnings, as no amounts are required to be reported in any of those columns for any director during fiscal 2018.

None of our directors received separate compensation for attending meetings of our board of directors or any committees thereof. Our President and CEO, Jon Isaac, is the only director who is also an employee of Live Ventures. Jon Isaac is not entitled to separate compensation for his service on our board of directors.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Jon Isaac (1)	–	–	–
Richard D. Butler, Jr. (2)	30,000	–	30,000
Dennis Gao (3)	30,000	–	30,000
Tony Isaac (4)	30,000	–	30,000
Tyler Sickmeyer (5)	18,000	–	18,000

____________________________

(1)	Mr. Jon Isaac is not entitled to receive compensation for his service on our Board of Directors.

(2)	Mr. Butler receives $2,500 monthly, or $30,000 annually in cash compensation for his services as a director.

(3)	Mr. Gao receives $2,500 monthly, or $30,000 annually in cash compensation for his services as a director.

(4)	Mr. Tony Isaac receives $2,500 monthly, or $30,000 annually in cash compensation for his services as a director.

(5)	Mr. Sickmeyer receives $1,500 monthly, or $18,000 annually in cash compensation for his services as a director.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes securities available for issuance under Live Venture’s equity compensation plans as of September 30, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders (1)	–	–	–

Equity compensation plans approved by security holders (2)	231,668	$14.84	238,332

Equity compensation plans not approved by security holders	–	–	–

Total	231,668	$14.84	238,332

____________________________

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

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2018 of (i) each executive officer and each director of our Company; (ii) all executive officers and directors of our Company as a group; and (iii) each person known to the Company to be the beneficial owner of more than 5% of our common stock. We deem shares of our common stock that may be acquired by an individual or group within 60 days of September 30, 2018, pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 3,797,251 shares of common stock outstanding on December 15, 2018. The information as to beneficial ownership was either (i) furnished to us by or on behalf of the persons named or (ii) determined based on a review of the beneficial owners’ Schedules 13D and Section 16 filings with respect to our common stock. Unless otherwise indicated, the business address of each person listed is 325 East Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Executive Officers and Directors:
Jon Isaac (1)	1,581,536	41.6%
Timothy A. Bailey	–	–
Michael J. Stein (2)	4,000	*
Rodney Spriggs (3)	7,639	*
Tony Isaac	125,000	3.3%
Richard D. Butler, Jr.	15,478	*
Dennis Gao	12,671	*
Tyler Sickmeyer	–	–
All Executive Officers and Directors as a group (11 persons)	1,746,324	46.1%

Other 5% Stockholders:
Isaac Capital Group, LLC (4) 3525 Del Mar Heights Rd. Suite 765 San Diego, California 92130	1,381,905	36.4%

____________________________

*Represents less than 1% of our issued and outstanding common stock.

(1)	Includes 158,356 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) that are convertible into 791,759 shares of common stock owned by Isaac Capital Group, LLC (“ICG”), of which Jon Isaac is the President and sole member and according has sole voting and dispositive power with respect to such shares. Also includes warrants to purchase 118,029 shares of Series B Preferred Stock which are convertible in 590,146 additional shares of common stock at exercise prices ranging from $3.30 to $5.71 per share held by ICG. Jon Isaac owns 115,632 shares of common stock. Finally, Mr. Isaac holds options to purchase up to 75,000 shares of common stock at exercise prices ranging from $4.98 to $10.02 per share, all of which are currently exercisable.

(2)	Includes options to purchase 4,000 shares of common stock at an exercise price of $23.41 per share.

(3)	Includes options to purchase 7,639 shares of common stock at an exercise price of $10.86 per share.

(4)	Includes 158,356 shares of Series B Preferred Stock that are convertible into 791,759 shares of common stock owned by ICG. Also includes warrants to purchase 118,029 shares of Series B Preferred Stock which are convertible into 590,146 additional shares of common stock at exercise prices ranging from $3.30 to $5.71 per share held by ICG.

ITEM 13.       Certain Relationships and Related Transactions, and Director Independence

Mezzanine Loan from Isaac Capital Fund

In connection with the purchase of Marquis Industries Inc., the Company entered into a mezzanine loan in an amount of up to $7,000,000 provided by Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the chief executive officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021 (six months after the final payments are due under the Bank of America Term and Revolving Loan). As of September 30, 2018, there was $2,000,000 outstanding on this mezzanine loan.

ICG Note and Warrants

On January 16, 2018, we entered into an amendment to warrants with Isaac Capital Group, LLC which amends the expiration date of certain warrants issued to Isaac Capital Group, LLC to provide that if the specified warrant remains unexercised on the expiration date, then the expiration date shall be automatically extended for a period of two years from such date.

Customer Connexx

Customer Connexx LLC, a wholly owned subsidiary of Appliance Recycling Centers of America, Inc., sub-leases call center space from Live Ventures Incorporated in Las Vegas, Nevada. Total amount of sub-lease rent and common area charges was $173,010 for fiscal year ended September 30, 2018.

Acquisition of ApplianceSmart

As previously announced by the Company, on December 30, 2017, ASH entered into the Agreement with the Seller and ApplianceSmart, a subsidiary of the Seller. Pursuant to the Agreement, ASH purchased from the Seller all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for the Purchase Price. ASH was required to deliver the Purchase Price, and a portion of the Purchase Price was delivered, to the Seller prior to March 31, 2018. Between March 31, 2018 and April 24, 2018, ASH and the Seller negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price.

On April 25, 2018, ASH delivered to the Seller the ApplianceSmart Note in the Original Principal Amount, as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on the Maturity Date. The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,580,506 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of September 30, 2018, there was $3,821,507 outstanding on the ApplianceSmart Note.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller.

Procedures for Approval of Related Party Transactions

In accordance with its charter, the Audit Committee reviews and recommends for approval all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the approval of the transactions described above.

ITEM 14.       Principal Accounting Fees and Services

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal 2018 and 2017 non-audit services listed below were pre-approved.

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

We paid the following fees to our independent registered public accounting firm, WSRP, LLC and SingerLewak LLP for work performed in fiscal 2018, and BDO LLP for work performed in in fiscal 2017, and other tax service providers in fiscal 2018 and 2017:

	2018 (1)	2017
Audit Fees	$308,440	$434,500
Audit-Related Fees	97,831	–
Tax Fees	102,177	25,950
All Other Fees	273,310	–
Total	$781,757	$460,450

____________________________

(1)	SingerLewak LLP reviewed the Company’s quarterly financial statements for each of the first three fiscal quarters during fiscal 2018. See Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

PART IV

ITEM 15.       Exhibits and Financial Statement Schedules

The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1		Stock Purchase Agreement dated December 30, 2017 among Appliancesmart Holdings LLC, ApplianceSmart, Inc., and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/14/18

2.2	*	Bill of Sale and Assignment and Assumption Agreement dated December 21, 2018 by and between Viridian Fibers, LLC and Marquis Industries, Inc.

3.1		Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07

3.2		Certificate of Change	8-K	001-33937	3.1	09/7/10

3.3		Certificate of Correction	8-K	001-33937	3.1	03/11/13

3.4		Certificate of Change	10-Q	001-33937	3.1	02/14/14

3.5		Articles of Merger	8-K	001-33937	3.1.4	10/8/15

3.6		Certificate of Change	8-K	001-33937	3.1.5	11/25/16

3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16

3.8		Bylaws	10-Q	001-33937	3.8	08/14/2018

4.1		Waiver Agreement dated September 6, 2017	10-K	001-33937	4.1	01/18/2018

10.1		Note and Warrant Purchase Agreement, dated April 3, 2012 (the “Note and Warrant Purchase Agreement”), by and between the Registrant and Isaac Capital Group LLC	10-Q	001-33937	10.1	05/15/12

10.2		Senior Subordinated Convertible Note (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.2	05/15/12

10.3		Subordinated Guaranty (under Note Purchase and Warrant Agreement)	10-Q	001-33937	10.3	05/15/12

10.4	Form of Warrant (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.4	05/15/12

10.5	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	10-K	001-33937	10.12.1	01/15/13

10.6	Warrant Amendment dated as of December , 2014	10-K	001-33937	10.9	01/18/2018

10.7	Warrant Amendment dated as of December 27, 2016	10-K	001-33937	10.10	01/18/2018

10.8	Amendment to Warrants dated as of January 16, 2018	10-K	001-33937	10.11	01/18/2018

10.9	Convertible Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC (the “2014 Note Purchase Agreement”)	10-K	001-33937	10.7	12/29/16

10.10	Form of Convertible Note (under 2014 Note Purchase Agreement)	10-K	001-33937	10.11	01/10/14

10.11	Form of Warrant (under 2014 Note Purchase Agreement)	10-K	001-33937	10.12	01/10/14

10.12	Amendment No. 1 to Convertible Note Purchase Agreement, dated as of October 29, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7a	12/29/16

10.13	Amendment No. 2 to Convertible Note Purchase Agreement, dated as of December 21, 2016, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7b	12/29/16

10.14	Share Exchange Agreement between Isaac Capital Group, LLC and Live Ventures Incorporated, dated December 27, 2016	10-Q	001-33937	10.1	02/09/17

10.15	Purchase Agreement, dated as of July 6, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-K	001-33937	10.15	01/13/16

10.16	Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and S F Commercial Properties, LLC, as Borrowers, and Bank of America, N.A. as Lender.	10-K	001-33937	10.16	01/13/16

10.17		Subordinated Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings, LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and SF Commercial Properties, LLC as Borrowers and Isaac Capital Fund I, LLC as Lender	10-K	001-33937	10.17	01/13/16

10.18		Lease Agreement, effective July 6, 2015, by and between 716 River Street Partners LLC, as lessor and Constellation Industries, LLC as lessee	10-K	001-33937	10.18	01/13/16

10.19		Agreement, effective November 30, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-Q	001-33937	10.1	02/16/16

10.20		Promissory Note dated June 14, 2016, by Marquis Real Estate Holdings, LLC in favor of STORE Capital Acquisitions LLC	10-Q	001-33937	10.1	08/15/16

10.21		Mortgage Loan Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.2	08/15/16

10.22		Master Lease Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.3	08/15/16

10.23		Purchase and Sale Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.4	08/15/16

10.24		Equipment Security Note between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc.	10-Q	001-33937	10.2	02/09/17

10.25		Fifth Amendment to Loan and Security Agreement between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc. dated February 28, 2017	10-Q	001-33937	10.1	05/11/17

10.26		Consent and Sixth Amendment to Loan and Security Agreement dated June 5, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Bank of America, N.A., and the other parties thereto	10-Q	001-33937	10.7	08/14/2018

10.27	*	Consent to Turf Business Sale dated December 19, 2018 among Bank of America, N.A., Marquis Affiliated Holdings LLC, and Marquis Industries, Inc.

10.28	*	Seventh Amendment to Loan and Security Agreement dated December 24, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.

10.29		Stock Purchase Agreement by and among Vintage Stock Affiliated Holdings LLC (an affiliate of the Registrant), Vintage Stock, Inc., and the Shareholders of Vintage Stock, Inc., dated November 3, 2016	10-K	001-33937	10.22	12/29/16

10.30	*	Amended and Restated Subordinated Promissory Note of Vintage Stock Affiliated Holdings LLC in favor of certain of the Shareholders of Vintage Stock, Inc., dated June 7, 2018

10.31	*	Amended and Restated Subordination Agreement by and among Rodney Spriggs, in his capacity as the representative of certain of the Shareholders of Vintage Stock, Inc., and Wilmington Trust, National Association, dated June 7, 2018

10.32		Loan Agreement between Vintage Stock, Inc. and Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.27	12/29/16

10.33		First Amendment to Loan Agreement between Texas Capital Bank, National Association and Vintage Stock, Inc., dated January 23, 2017	10-K	001-33937	10.30	01/18/2018

10.34		Second Amendment to Loan Agreement dated September 20, 2017 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-K	001-33937	10.31	01/18/2018

10.35		Third Amendment to Loan Agreement dated June 7, 2018 between Texas Capital Bank, National Association and Vintage Stock, Inc.	8-K	001-33937	10.3	06/11/2018

10.36		Revolving Credit Note of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.28	12/29/16

10.37		Security Agreement of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.29	12/29/16

10.38		Waiver Agreement by and among Texas Capital Bank, National Association and Vintage Stock, Inc., dated March 15, 2018	8-K	001-33937	10.12	03/15/18

10.39		Term Loan Agreement among Vintage Stock Inc., Vintage Stock Affiliated Holdings LLC, the Subsidiaries of the Borrowers Party Hereto, the Lenders Party Hereto, Wilmington Trust, National Association, as Administrative Agent, and Capitala Private Credit Fund V, L.P., as Lead Arranger, dated November 3, 2017	10-K	001-33937	10.30	12/29/16

10.40		First Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated October 10, 2017	8-K	001-33937	10.1	10/13/17

10.41		Second Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated March 15, 2018	8-K	001-33937	10.1	03/16/18

10.42		Form of Note under the Capitala Term Loan Agreement	10-K	001-33937	10.31	12/29/16

10.43		Security and Pledge Agreement among Vintage Stock Affiliated Holdings LLC, Vintage Stock, Inc., and Wilmington Trust, National Association, as Administrative Agent, dated November 3, 2016	10-K	001-33937	10.32	12/29/16

10.44	*	Amended and Restated Promissory Note issued by ApplianceSmart Holdings LLC

10.45	*	Security Agreement dated December 26, 2018 by and between ApplianceSmart Holdings LLC and Appliance Recycling Centers of America, Inc.

10.46	*	Security Agreement dated December 26, 2018 by and between ApplianceSmart, Inc. and Appliance Recycling Centers of America, Inc.

10.47		Amended and Restated Credit Agreement, dated as of June 7, 2018, by and among the lenders from time to time party thereto, Comvest Capital IV, L.P., Vintage Stock, Inc., and Vintage Stock Affiliated Holdings LLC	8-K	001-33937	10.1	06/11/2018

10.48		Limited Guaranty, dated as of June 7, 2018, by Live Ventures Incorporated in favor of Comvest Capital IV, L.P.	8-K	001-33937	10.2	06/11/2018

10.49	†	Employment Agreement between LiveDeal, Inc. and Jon Isaac	10-Q	001-33937	10.1	05/14/13

10.50	†	Amendment to Employment Agreement dated January 16, 2018 between Live Ventures Incorporated and Jon Isaac	10-K	001-33937	10.39	01/18/2018

10.51	†	Employment Agreement between the Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.1	01/05/17

10.52	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.2	01/05/17

10.53	†	Employment Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.1	10/02/17

10.54	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.2	10/02/17

10.55	†	Employment Agreement between Vintage Stock Inc. and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.25	12/29/16

10.56	†	Non-qualified Stock Option Agreement between the Registrant and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.26	12/29/16

10.57	*†	Employment Agreement between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 22, 2018

10.58	†	Employment Agreement between Marquis Industries, Inc. and Timothy A. Bailey, dated July 6, 2015	10-K	001-33937	10.46	01/18/18

10.59	†	Amendment to Employment Agreement between Marquis Industries, Inc. and Timothy A. Bailey, dated January 16, 2018	10-K	001-33937	10.47	01/18/18

10.60	†	LiveDeal, Inc. Amended and Restated 2003 Stock Plan	10-K	000-24217	10.1	12/20/07

10.61	†	First Amendment to Amended and Restated 2003 Stock Plan	DEF 14A	001-33937	Appendix A to 2009 Proxy Statement	01/29/09

10.62	†	Second Amendment to the LiveDeal, Inc. Amended and Restated 2003 Stock Plan	DEF 14A	001-33937	Appendix A to 2012 Proxy Statement	01/27/12

10.63	†	Form of 2003 Stock Plan Restricted Stock Agreement	10-Q	000-24217	10	05/16/05

10.64	†	Form of 2003 Stock Plan Stock Option Agreement	10-K	001-33937	10.3	12/29/08

10.65	†	2014 Omnibus Equity Incentive Plan	DEF 14A	001-33937	Appendix A to 2014 Proxy Statement	06/23/14

10.66		Engagement Agreement, dated as of May 16, 2014, by and between the Registrant and Chardan Capital Markets LLC	10-Q	001-33937	1.1	05/20/14

10.67		Reinstatement and First Amendment to the Engagement Agreement, dated, 2014 with Chardan Capital Markets LLC	10-K	001-33937	10.55	01/18/2018

14		Code of Business Conduct and Ethics, Adopted December 31, 2003	10-QSB		14	05/13/04

16.1		Letter from BDO USA, LLP	8-K	001-33937	16.1	02/02/18

16.2		Letter from SingerLewak LLP	8-K	001-33937	16.1	10/18/2018

21.1	*	List of Subsidiaries of the Registrant

23.1	*	Consent of WSRP, LLC independent registered public accounting firm

23.2	*	Consent of BDO USA, LLP, independent registered public accounting firm

31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	**	The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2017 and 2016, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2017 and 2016, (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements

______________________________

*	Filed herewith

**	To be filed by amendment

†	Indicates a management contract or compensatory plan or arrangement.

ITEM 16.       Form 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE VENTURES INCORPORATED

/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer
Date: December 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jon Isaac	President and Chief Executive Officer Director
Jon Isaac	(Principal Executive Officer)	December 27, 2018

/s/ Virland A. Johnson	Chief Financial Officer
Virland A. Johnson	(Principal Financial Officer and Principal Accounting Officer)	December 27, 2018

/s/ Tony Isaac
Tony Isaac	Director	December 27, 2018

/s/ Richard D. Butler, Jr.
Richard D. Butler, Jr.	Director	December 27, 2018

/s/ Dennis Gao
Dennis Gao	Director	December 27, 2018

/s/ Tyler Sickmeyer
Tyler Sickmeyer	Director	December 27, 2018

