Form 10-Q
period 2018-12-31
LIVE VENTURES Inc
filed 2019-02-13
CIK 1045742

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of January 22, 2019 was 1,942,428.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED DECEMBER 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2018	2018
	(Unaudited)

Assets
Cash	$3,452,127	$1,991,622
Trade receivables, net	10,935,343	13,839,422
Inventories, net	42,516,250	46,527,039
Income taxes receivable	224,949	248,702
Prepaid expenses and other current assets	3,175,049	3,308,017
Total current assets	60,303,718	65,914,802

Property and equipment, net	24,488,962	27,991,060
Restricted cash	750,825	750,447
Deposits and other assets	267,875	283,143
Deferred taxes	2,693,001	3,220,362
Intangible assets, net	6,358,175	6,665,847
Goodwill	36,946,735	36,946,735
Total assets	$131,809,291	$141,772,396

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$12,498,768	$14,588,355
Accrued liabilities	9,465,610	8,570,905
Current portion of long-term debt	8,356,925	13,958,355
Current portion of notes payable related parties	–	391,949
Total current liabilities	30,321,303	37,509,564

Long-term debt, net of current portion	53,899,752	58,805,468
Notes payable related parties, net of current portion	5,821,507	5,429,558
Other non-current obligations	760,403	579,217
Total liabilities	90,802,965	102,323,807

Commitments and contingencies

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at December 31, 2018 and September 30, 2018	214	214
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and 77,840 shares outstanding at December 31, 2018 and at September 30, 2018, with a liquidation preference of $0.30 per share outstanding	128	128
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,088,186 shares issued and 1,942,428 shares outstanding at December 31, 2018; 2,088,186 shares issued and 1,945,247 shares outstanding at September 30, 2018	2,088	2,088
Paid in capital	63,700,934	63,654,335
Treasury stock common 145,758 shares as of December 31, 2018 and 142,939 shares as of September 30, 2018	(1,569,090)	(1,550,011)
Treasury stock Series E preferred 50,000 shares as of December 31, 2018 and 50,000 shares as of September 30, 2018	(4,000)	(4,000)
Accumulated deficit	(21,123,948)	(22,654,165)
Total stockholders' equity	41,006,326	39,448,589
Total liabilities and stockholders' equity	$131,809,291	$141,772,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
	2018	2017

Revenues	$53,195,940	$40,368,064
Cost of revenues	33,858,862	23,972,174
Gross profit	19,337,078	16,395,890

Operating expenses:
General and administrative expenses	12,900,672	10,399,130
Sales and marketing expenses	4,345,914	2,075,972
Total operating expenses	17,246,586	12,475,102
Operating income	2,090,492	3,920,788
Other (expense) income:
Interest expense, net	(1,652,733)	(2,468,312)
Bargain purchase gain on acquisition	–	3,773,486
Other income	1,660,111	77,084
Total other (expense) income, net	7,378	1,382,258
Income before provision for income taxes	2,097,870	5,303,046
Provision for income taxes	567,361	3,425,491
Net income	$1,530,509	$1,877,555

Earnings per share:
Basic	$0.79	$0.95
Diluted	$0.41	$0.50

Weighted average common shares outstanding:
Basic	1,945,247	1,975,380
Diluted	3,696,008	3,749,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
	2018	2017

OPERATING ACTIVITIES:
Net income	$1,530,509	$1,877,555
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,481,769	1,395,905
Gain on bargain purchase of acquisition	–	(3,773,486)
Gain on disposal of property and equipment	(1,507,479)	(5,294)
Charge off and amortization of debt issuance cost	97,298	58,512
Stock based compensation expense	46,599	79,356
Deferred rent	11,985	–
Change in reserve for uncollectible accounts	66,575	14,697
Change in reserve for obsolete inventory	18,177	18,176
Change in deferred income taxes	527,361	3,410,641
Change in other	168,823	–
Changes in assets and liabilities:
Trade receivables	2,837,504	2,987,973
Inventories	3,992,612	(1,238,904)
Income taxes receivable	23,753	(1,144)
Prepaid expenses and other current assets	132,968	3,262,722
Deposits and other assets	15,268	6,627
Accounts payable	(2,089,587)	(1,616,355)
Accrued liabilities	894,413	(172,832)

Net cash provided by operating activities	8,248,548	6,304,149

INVESTING ACTIVITIES:
Purchase of intangible assets	(46,225)	(24,675)
Proceeds from the sale of property and equipment	4,377,249	17,998
Purchase of property and equipment	(495,544)	(5,323,308)

Net cash provided by (used in) investing activities	3,835,480	(5,329,985)

FINANCING ACTIVITIES:
Net borrowings (payments) under revolver loans	(7,346,544)	(5,071,969)
Purchase of series E preferred treasury stock	–	(4,000)
Proceeds from issuance of notes payable	–	3,931,591
Purchase of common treasury stock	(19,079)	(249,392)
Payments on related party notes payable	–	–
Payments on notes payable	(3,257,900)	(1,769,892)

Net cash used in financing activities	(10,623,523)	(3,163,662)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,460,505 #	(2,189,498)

CASH AND CASH EQUIVALENTS, beginning of period	1,991,622	3,972,539

CASH AND CASH EQUIVALENTS, end of period	$3,452,127	$1,783,041

Supplemental cash flow disclosures:
Interest paid	$1,457,547	$1,802,658
Income taxes paid (refunded)	$328	$–
Noncash financing and investing activities:
Due to sellers of ApplianceSmart, Inc. less liabilities assumed post acquisition	$–	$6,500,000
Accrued and unpaid dividends	$292	$292

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three months ended December 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2019. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2018 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 27, 2018 (the “2018 10-K”).

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at December 31, 2018 and September 30, 2018 approximate fair value.

Restricted Cash

Restricted cash represents funds on account at a bank used to secure a letter of credit in favor of Whirlpool Corporation in the face amount of $750,000.

Trade Receivables

The Company grants trade credit to customers under credit terms that it believes are customary in the industry it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the balance receivable for credit approved accounts. The factor purchases the trade receivables for the gross amount of the respective invoice(s), less factoring commissions, trade and cash discounts. The factor charges the Company a factoring commission for each trade account, which is between 0.75-1.00% of the gross amount of the invoice(s) factored on the date of the purchase, plus interest calculated at 3.25%-6% per annum. The minimum annual commission due the factor is $112,500 per contract year. Total commissions paid to factors were $62,049 and $68,759 for three months ended December 31, 2018 and 2017, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At December 31, 2018 and September 30, 2018, the allowance for doubtful accounts was $922,284 and $855,709, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis (“FIFO”)) or market of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At December 31, 2018 and September 30, 2018, the reserve for obsolete inventory was $91,940.

Retail and Online Segment

Merchandise inventories are valued at the lower of cost or market using the average cost method which approximates FIFO. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units in inventory available for sale. Pre-owned products traded in by customers are recorded as merchandise inventory for the amount of cash consideration or store credit less any premiums given to the customer. Management reviews the merchandise inventory to make required adjustments to reflect potential obsolescence or the lower of cost or market. In valuing merchandise inventory, management considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Management’s ability to assess these factors is dependent upon forecasting customer demand and to provide a well-balanced merchandise assortment. Merchandise inventory valuation is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Merchandise inventory reserves as of December 31, 2018 and September 30, 2018 were $1,128,906 and $1,110,729, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to forty years, transportation equipment is five to ten years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years. Depreciation expense was $1,127,872 and $1,159,587 for the three months ended December 31, 2018 and 2017, respectively.

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

We test goodwill annually on July 1 of each fiscal year or more frequently if events arise or circumstances change that indicate that goodwill may be impaired. The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of a reporting unit is less than its’ carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed using a two-step approach required by ASC 350 to determine whether a goodwill impairment exists.

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

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, favorable leases, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years, favorable leases – over the life of the lease, customer lists – to 20 years, trade names – to 20 years. Intangible amortization expense is $353,897 and $236,318 for the three months ended December 31, 2018 and 2017, respectively.

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

Customer Liabilities

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws for the three months ended December 31, 2018 and 2017, was $14,844 and of $13,305, respectively. Breakage income is recorded in other income in our consolidated financial statements. The gift card liability at December 31, 2018 and September 30, 2018 is $1,668,503 and $1,593,688, respectively, and is recorded in accrued liabilities in our consolidated financial statements.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method require recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided on deferred taxes if it is determined that it is more likely than not that the asset will not be realized. The Company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its Consolidated Statements of Income.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in multiple states including, Arkansas, California, Colorado, Georgia, Idaho, Illinois, Kansas, Missouri, Minnesota, Nevada, New Mexico, New York, Ohio, Oklahoma, Texas, and Utah. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of December 31, 2018. At times, balances may exceed federally insured limits.

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

Note 3:       Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For our Company, for the three months ended December 31, 2018 and 2017, net income does not differ from comprehensive income.

Note 4:        Balance Sheet Detail Information

	December 31,	September 30,
	2018	2018

Trade receivables, current, net:
Accounts receivable, current	$11,513,055	$14,350,559
Less: Reserve for doubtful accounts	(577,712)	(511,137)
	$10,935,343	$13,839,422
Trade receivables , long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Reserve for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total trade receivables, net:
Gross trade receivables	$11,857,627	$14,695,131
Less: Reserve for doubtful accounts	(922,284)	(855,709)
	$10,935,343	$13,839,422
Inventory, net
Raw materials	$8,042,924	$9,712,839
Work in progress	1,554,306	1,141,486
Finished goods	5,761,173	5,414,072
Merchandise	28,378,693	31,461,311
	43,737,096	47,729,708
Less: Inventory reserves	(1,220,846)	(1,202,669)
	$42,516,250	$46,527,039
Property and equipment, net:
Building and improvements	$11,119,160	$10,954,843
Transportation equipment	82,266	82,266
Machinery and equipment	19,263,117	23,295,315
Furnishings and fixtures	2,693,025	2,639,616
Office, computer equipment and other	2,559,621	2,530,410
	35,717,189	39,502,450
Less: Accumulated depreciation	(11,228,227)	(11,511,390)
	$24,488,962	$27,991,060
Intangible assets, net:
Domain name and marketing related intangibles	$59,313	$59,313
Lease intangibles	2,239,008	2,239,008
Customer relationship intangibles	4,709,241	4,709,241
Purchased software	2,237,162	2,190,937
	9,244,724	9,198,499
Less: Accumulated amortization	(2,886,549)	(2,532,652)
	$6,358,175	$6,665,847
Accrued liabilities:
Accrued payroll and bonuses	$1,994,912	$2,384,041
Accrued sales and use taxes	1,443,559	1,007,284
Accrued property taxes	11,955	362,388
Accrued rent	450,563	506,989
Deferred revenue	365,778	354,227
Accrued gift card and escheatment liability	1,668,503	1,593,688
Accrued interest payable	194,391	195,907
Accrued accounts payable and bank overdrafts	1,248,793	942,600
Accrued professional fees	70,000	470,726
Customer deposits	152,883	508,252
Accrued expenses - other	1,864,273	244,803
	$9,465,610	$8,570,905

Note 5:        Acquisitions

Acquisition of Vintage Stock Inc.

On November 3, 2016 (the “Vintage Stock Closing Date”), the Company, through its wholly-owned subsidiary, VSAH, entered into a series of agreements in connection with its purchase of Vintage Stock. Vintage Stock sells, buys and trades new and used movies, books, collectibles, games, comics, music and other retail products.

Total consideration paid of $57,653,698 was paid through a combination of $8,000,000 of capital provided by the Company and debt financing provided by (i) Texas Capital Bank Revolver Loan in the aggregate amount of approximately $12,000,000, (ii) mezzanine financing from the Capitala Term Loan of approximately $30 million, and (iii) the Company issued $10,000,000 in subordinated acquisition notes payable to the sellers of Vintage Stock, as more fully described in Note 8.

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

The estimated fair value of the trade names intangible that Vintage Stock owns – “Vintage Stock”, “EntertainMart” and “Movie Trading Company” was determined using a royalty income approach, which estimates an assumed royalty income stream and then discounts that expected future revenue or cash flow stream to present value. The Company estimated the fair value of this intangible asset using the residual method and a present value discount rate of 17%, totaling $1,200,000. Trade names relate to the Company’s brand awareness by consumers in the market place. The Company is amortizing the trade names intangible asset on a straight-line basis over an estimated life of 7 years.

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

Acquisition of ApplianceSmart Inc.

On December 30, 2017 (the “ApplianceSmart Closing Date”), the Company, through its wholly-owned subsidiary, ApplianceSmart Affiliated Holdings LLC (“ASH”), entered into a series of agreements in connection with its purchase of ApplianceSmart. ApplianceSmart is a retailer engaged in the sale of new major appliances through a chain of company-owned retail stores.

Total consideration was $6,500,000, with no liabilities assumed by ASH. On December 30, 2017, ASH agreed to pay the $6,500,000 no later than March 31, 2018. Effective April 1, 2018, ASH issued an interest-bearing promissory note to the Seller, with interest at 5% per annum, with a three-year term in the original amount of $3,919,494 for the balance of the purchase price. Interest is payable monthly in arrears. Ten percent of the outstanding principal amount is due to be repaid annually on a quarterly basis, with any remainder due and payable on maturity, April 1, 2021. This promissory note is guaranteed by ApplianceSmart. The remaining $2,580,506 was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal amount. On December 31, 2017, ASH offset certain liabilities and was provided certain assets from the Seller in the net amount of $1,607,369, against the amount due to the Seller. ASH and Seller agreed to the offset as if it were payment in cash against the purchase price. On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller. In addition, ASH and the Seller modified the terms of when interest and principal would be due. Outstanding principal and accrued and un-paid interest at 5% per annum is now all due and payable on April 1, 2021. At December 31, 2018 and September 30, 2018, the net amount owing to the Seller was $3,821,507 and is included in long term debt, related parties. See Note 9.

Net liabilities assumed by ASH on December 31, 2017:

Accounts payable	$1,374,647
Accrued expenses	1,080,255
Capital leases	29,631
Credit card receivables	(255,301)
Cash	(621,863)
Total net liabilities assumed by ASH	$1,607,369

The table below summarizes our final purchase price allocation of the consideration paid to the respective fair values of the assets acquired in the ApplianceSmart acquisition as of the ApplianceSmart Closing Date. The Company finalized its estimates after it determined that it had obtained all necessary information that existed as of the ApplianceSmart Closing Date related to these matters.

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

The unaudited pro forma information below presents statement of income data for the three months ended December 31, 2017, as if the acquisition of ApplianceSmart took place on October 1, 2017. Actual unaudited consolidated results of ApplianceSmart are also shown. ApplianceSmart was acquired on December 30, 2017 with only one day of consolidated results for the quarter ended December 31, 2017.

	Proforma	Actual
	Three Months	Unaudited
	Ended	Results - One Day
	December 31, 2017	December 31, 2017
Net revenue	$11,320,975	$68,674
Gross profit	1,112,073	19,200
Operating income	(2,504,976)	19,655
Net income (loss)	(2,089,772)	19,655
Earnings (loss) per basic common share	$(1.06)	$0.01

Note 6:         Intangibles

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years, favorable leases – over the life of the lease, outstanding lists – 20 years, trade names – 20 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determined lives may be adjusted. Intangible amortization expense is $353,897 and $236,318 for the three months ended December 31, 2018 and 2017, respectively.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances as of December 31, 2018:

2019	$1,267,294
2020	1,106,076
2021	1,016,466
2022	757,985
2023	454,755
Thereafter	1,755,599
$6,358,175

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

As of December 24, 2018, Marquis’s ability to make prepayments against Marquis subordinated debt, including the related party loan with Isaac Capital Group, LLC (“ICG”)  and pay cash dividends is generally permitted if (i) excess availability under the BofA Revolver is more than $4 million, and has been for each of the 60 days preceding the requested distribution and (ii) excess availability under the BofA Revolver is more than $4 million, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.1:1 or greater. Restrictions apply to our ability to make additional prepayments against Marquis subordinated debt and pay cash dividends if the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is less than 1.1:1 and excess availability under the BofA Revolver is less than $4 million at the time of payment or distribution. There is no restriction on dividends that can be taken by the Company so long as Marquis maintains $4 million of current availability at the time of the dividend or distribution. This translates to having no restriction on Net Income so long as the Company retains sufficient assets to establish $4 million of current availability and continues to meet the required fixed charge coverage ratio of 1.1:1 as stated above.

The BofA Revolver places certain restrictions and covenants on Marquis, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions, incurrence of additional indebtedness for Marquis to maintain a fixed charge coverage ratio of at least 1.05 to 1, tested as of the last day of each month for the twelve consecutive months ending on such day.

As of December 24, 2018, the BofA Revolver Loan bears interest at a variable rate based on a base rate plus a margin. The current base rate is the greater of (i) Bank of America prime rate, (ii) the current federal funds rate plus 0.50%, or (iii) 30-day LIBOR plus 1.00% plus the margin.

The BofA Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Marquis, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Marquis or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Marquis or certain of its subsidiaries. On September 30, 2018, total additional availability under the BofA Revolver was $7,326,680, with $7,600,605 outstanding, and outstanding standby letters of credit of $72,715. During the period of October 1, 2018 through December 31, 2018, Marquis cumulatively borrowed $22,723,210 and repaid $28,013,283 under the BofA Revolver. Maximum borrowing under the BofA Revolver is $15,000,000. Our maximum borrowings outstanding during the same period was $8,070,635. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2018 through December 31, 2018 was 4.27%. As of December 31, 2018, total additional availability under the BofA Revolver was $12,616,753; with $2,310,532 outstanding, and outstanding standby letters of credit of $72,715.

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

Note #2 is $2,209,807, secured by equipment. The Equipment Loan #2 is due January 30, 2022, payable in 59 monthly payments of $34,768 beginning January 30, 2017, with a final payment in the sum of $476,729, bearing interest at 4.63% per annum. This Note #2 was paid in full with the sale of the Synthetic Turf line within the quarter ended December 31, 2018.

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

The TCB Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Vintage Stock, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock. During the period of October 1, 2017 through December 31, 2018, Vintage Stock cumulatively borrowed $57,546,998 and repaid $59,150,804 under the TCB Revolver. Our maximum borrowings outstanding during the period of October 1, 2017 through December 31, 2018 was $16,077,915. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2017 through December 31, 2018 was 4.502899%. As of December 31, 2018, total additional availability under the TCB Revolver was $1,083,369, with $9,836,123 outstanding; and outstanding standby letters of credit of $0. In connection with the TCB Revolver, Vintage incurred $25,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the TCB Revolver.

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

Loan Covenant Compliance

We are in compliance as of December 31, 2018 and September 30, 2018 with all covenants under our existing revolving and other loan agreements.

Long-term debt as of December 31, 2018 and September 30, 2018 consisted of the following:

	December 31,	September 30,
	2018	2018
Bank of America Revolver Loan - variable interest rate based upon a base rate plus a margin, interest payable monthly, maturity date July 2020, secured by substantially all Marquis assets	$2,310,533	$7,600,605
Texas Capital Bank Revolver Loan - variable interest rate based upon the one-month LIBOR rate plus a margin, interest payable monthly, maturity date November 2020, secured by substantially all Vintage Stock assets and common stock	9,836,123	11,892,595
Note Payable Comvest Term Loan - variable interest rate based upon LIBOR rate plus a margin, interest payable monthly in cash, principal due quarterly March 31, June 30, September 30, December 31, subject to a variable amortization of principal, maturity date May 26, 2023 note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	21,750,000	22,500,000
Note Payable to the Sellers of Vintage Stock, interest at 8% per annum, with interest payable monthly, amended maturity date of September 6, 2023, note subordinate to both Texas Capital Bank Revolver and Capitala Term Loan, secured by Vintage Stock Assets	10,000,000	10,000,000
Note #1 Payable to Banc of America Leasing & Capital LLC - interest at 3.8905% per annum, with interest and principal payable monthly in the amount of $84,273 for 59 months, beginning September 23, 2016, with a final payment due in the amount of $584,273, maturity date September 2021, secured by equipment	2,648,246	3,230,555
Note #2 Payable to Banc of America Leasing & Capital LLC - interest at 4.63% per annum, with interest and principal payable monthly in the amount of $34,768 for 59 months, beginning January 30, 2017, with a final payment due in the amount of $476,729, maturity date January 2022, secured by equipment	–	1,636,940
Note #3 Payable to Banc of America Leasing & Capital LLC - interest at 4.7985% per annum with interest and principal payable monthly in the amount of $51,658 for 84 months, beginning January 30, 2017, secured by equipment.	2,750,844	2,871,849
Note #4 Payable to Banc of America Leasing & Capital LLC - interest at 4.8907% per annum, with interest and principal payable monthly in the amount of $15,901 for 81 months, beginning April 30, 2017, secured by equipment.	844,866	881,937
Note #5 Payable to Banc of America Leasing & Capital LLC - interest at 4.67% per annum, with interest and principal payable monthly in the amount of $54,943 for 84 months, beginning January 28, 2018, secured by equipment.	3,445,197	3,568,925
Note Payable to Store Capital Acquisitions, LLC, - interest at 9.25% per annum, with interest and principal payable monthly in the amount of $73,970 for 480 months, beginning July 1, 2016, maturity date of June 2056, secured by Marquis land and buildings	9,295,499	9,302,346
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	206,529	206,529
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500,000	500,000
Note payable to individual, interest at 8.5% per annum, payable on a 120 day written demand notice, unsecured	225,000	225,000
Total notes payable	63,812,837	74,417,281
Less unamortized debt issuance costs	(1,556,160)	(1,653,458)
Net amount	62,256,677	72,763,823
Less current portion	(8,356,925)	(13,958,355)
Long-term portion	$53,899,752	$58,805,468

Future maturities of long-term debt at December 31, 2018 are as follows which does not include related party debt separately stated:

2019	$8,356,925
2020	15,046,786
2021	5,073,987
2022	4,376,961
2023	21,195,650
Thereafter	9,762,528
Total	$63,812,837

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

On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919,494 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest accruing from April 1, 2018, payable at maturity, April 1, 2021, in arrears. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,580,506 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of December 31, 2018 and September 30, 2018, there was $3,821,507 outstanding on the ApplianceSmart Note, respectively.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller. In addition, ASH and the Seller modified the terms of when interest and principal would be due. Outstanding principal and accrued and un-paid interest at 5% per annum is now all due and payable on April 1, 2021.

Isaac Capital Fund Note

In connection with the acquisition of Marquis by the Company, the Company entered into a mezzanine loan in the amount of up to $7,000,000 with Isaac Capital Fund (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. The ICF mezzanine loan bears interest at 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of December 31, 2018, and September 30, 2018, there was $2,000,000 outstanding on this mezzanine loan.

Notes payable, related parties as of December 31, 2018 and September 30, 2018 consisted of the following:

	December 31,	September 30,
	2018	2018

Note Payable and revolving line of credit to the Sellers of ApplianceSmart, Inc., interest rate is 5% per annum, with interest payable monthly, maturity date April 1, 2021, accrued interest and principal all due at maturity. ApplianceSmart may reborrow funds up to the Original Principal amount during the term of the note.	$3,821,507	$3,821,507

Note Payable to Isaac Capital Fund, interest rate is 12.5% per annum, with interest payable monthly, maturity date January 2021.	2,000,000	2,000,000
Total notes payable - related parties	5,821,507	5,821,507
Less unamortized debt issuance costs	–	–
Net amount	5,821,507	5,821,507
Less current portion	–	(391,949)
Long-term portion	$5,821,507	$5,429,558

Future maturities of notes payable, related parties at December 31, 2018 are as follows:

2019	$–
2020	–
2021	5,821,507
2022	–
2023	–
Thereafter	–
Total	$5,821,507

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

On December 31, 2018, and September 30, 2018, there were 1,000,000 authorized and 214,244 shares issued and outstanding of Series B Convertible Preferred Stock, with a par value of $0.001 per share.

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

During the three months ended December 31, 2018 and 2017, respectively, the Company did not issue any shares of Series B Convertible Preferred Stock.

Series E Convertible Preferred Stock

As of December 31, 2018, and September 30, 2018, there were 200,000 shares authorized, 127,840 shares issued and 77,840 shares outstanding of Series a Preferred Stock, with a par value of $0.001 per share. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into shares of our common stock on a one-to-one basis together with payment of $85.50 per converted share. On November 18, 2017, the Company repurchased 50,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $4,000.

During the three months ended December 31, 2018 and December 31, 2017, the Company accrued dividends of $292 and $292, respectively, payable to holders of Series E preferred stock. As of December 31, 2018, and September 30, 2018, unpaid dividends were $292 and $292, respectively.

Common Stock

On December 31, 2018, and September 30, 2018, there was 10,000,000 shares authorized, 2,088,186 shares outstanding, and 1,942,428 and 1,945,247 shares issued, respectively, of Common Stock, with a par value of $0.001 per share.

During the three months ended December 31, 2018 and 2017, respectively, the Company did not issue any shares of common stock.

Treasury Stock

For the three months ended December 31, 2018 and 2017, the Company purchased 2,819 and 19,743 shares of its common stock on the open market (treasury shares for $19,079 and $249,392, respectively).

The Company accounted for the purchase of these treasury shares using the cost method. At December 31, 2018, the Company held 145,758 shares of its common stock as treasury shares at a cost of $1,569,090. At September 30, 2018, the Company held 142,939 shares of its common stock as treasury shares at a cost of $1,550,011.

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

Note 11:        Warrants

The Company issued several notes in prior periods and converted them, resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at December 31, 2018 and September 30, 2018, respectively:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2018	118,029	$20.80	1.35	$2,855,734
Exercisable at September 30, 2018	118,029	$20.80	1.35	$2,855,734

Outstanding at December 31, 2018	118,029	$20.80	1.10	$1,510,201
Exercisable at December 31, 2018	118,029	$20.80	1.10	$1,510,201

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

As of December 31, 2018, the Company had 118,029 common stock warrants outstanding with a weighted average exercise price, weighted average remaining contractual term and intrinsic value of $20.80, 1.10 years and $1,510,201, respectively. As of September 30, 2018, the Company had 118,029 common stock warrants outstanding with weighted average exercise price, weighted average remaining contractual term and intrinsic value of $20.80, 1.35 years and $2,855,734, respectively.

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018, the Company memorialized an agreement reached prior to any of the warrants expiring, to extend the expiration date for two years, just prior to expiration for all warrants listed. Warrants outstanding and exercisable as of September 30, 2018 and September 30, 2017 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019. The Company did not recognize any compensation expense during the three months ended December 31, 2018 and 2017, respectively, related to warrant awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures. No forfeitures are estimated.

The exercise price for the Series B Convertible Preferred Stock warrants outstanding and exercisable at December 31, 2018 and September 30, 2018, are as follows:

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

Stock Options

The following table summarizes stock option activity for the twelve months ended September 30, 2018 and the three months ended December 31, 2018:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2017	211,668	$13.19	3.47	$454,417
Granted	20,000	32.24	9.02
Exercised	–
Forfeited	–
Outstanding at September 30, 2018	231,668	$14.84	3.04	$162,500
Exercisable at September 30, 2018	190,639	$11.89	2.08	$162,500

Outstanding at September 30, 2018	231,668	$14.84	3.04	$162,500
Granted	–
Exercised	–
Forfeited	–
Outstanding at December 31, 2018	231,668	$14.84	2.79	$53,750
Exercisable at December 31, 2018	195,996	$12.05	1.99	$53,750

The Company recognized compensation expense of $46,599 and $79,356 during the three months ended December 31, 2018 and 2017, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures.

At December 31, 2018, the Company has $240,206 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as compensation expense through October of 2022.

The exercise price for stock options outstanding and exercisable outstanding at December 31, 2018 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
31,250	$5.00	31,250	$5.00
25,000	7.50	25,000	7.50
31,250	10.00	31,250	10.00
4,167	10.86	4,167	10.86
4,167	10.86	4,167	10.86
4,167	10.86	662	10.86
4,167	10.86	–	–
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
75,000	15.18	75,000	15.18
8,000	23.41	8,000	23.41
8,000	27.60	4,000	27.60
8,000	31.74	–	–
8,000	36.50	–	–
8,000	41.98	–	–
231,668		195,996

The following table summarizes information about the Company’s non-vested shares outstanding as of December 31, 2018 and September 30, 2018:

		Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at September 30, 2017	36,668	$17.70
Granted	20,000	$10.14
Vested	(15,639)	$15.72
Non-vested at September 30, 2018	41,029	$12.88

Non-vested at September 30, 2018	41,029	$12.88
Granted	–	$–
Vested	(5,357)	$10.08
Non-vested at December 31, 2018	35,672	$15.72

Options were granted during fiscal 2018, where the exercise price was less than the common stock price at the date of grant or where the exercise price was greater than the common stock price at the date of grant. There have been no options granted in fiscal 2019 to date. The assumptions used in calculating the fair value of stock options granted in fiscal 2018 use the Black-Scholes option pricing model for options granted were as follows:

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

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended December 31,
	2018	2017
Basic

Net income	$1,530,509	$1,877,555
Less: preferred stock dividends	(292)	(292)
Net income applicable to common stock	$1,530,217	$1,877,263

Weighted average common shares outstanding	1,945,247	1,975,380

Basic earnings per share	$0.79	$0.95

Diluted

Net income applicable to common stock	$1,530,217	$1,877,263
Add: preferred stock dividends	292	292
Net income applicable for diluted earnings per share	$1,530,509	$1,877,555

Weighted average common shares outstanding	1,945,247	1,975,380
Add: Options	11,576	34,476
Add: Series B Preferred Stock	1,071,200	1,071,200
Add: Series B Preferred Stock Warrants	590,145	590,145
Add: Series E Preferred Stock	77,840	77,840
Assumed weighted average common shares outstanding	3,696,008	3,749,041

Diluted earnings per share	$0.41	$0.50

There are 200,418 and 121,250 common stock options that are anti-dilutive that are not included in the three months ended December 31, 2018 and 2017, diluted earnings per share computations, respectively.

Note 14:        Related Party Transactions

In connection with its purchase of Marquis, Marquis entered into a mezzanine loan in the amount of up to $7,000,000 with ICF. The ICF mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of December 31, 2018, and September 30, 2018, respectively, there was $2,000,000 outstanding on this mezzanine loan. During the three months ended December 31, 2018 and 2017, the Company recognized total interest expense of $63,888, associated with the ICF notes.

Customer Connexx LLC, a wholly-owned subsidiary of Appliance Recycling Centers of America, Inc. (“ARCA”), rents approximately 9,879 square feet of office space from the Company at its Las Vegas office which totals 11,100 square feet. ARCA paid the Company $44,565 and $45,388 in rent and other reimbursed expenses for the three months ended December 31, 2018 and 2017, respectively. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, Chief Financial Officer of the Company, are Chief Executive Officer and Board of Directors member and Chief Financial Officer of ARCA, respectively.

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018, the Company memorialized an agreement reached prior to any of the warrants expiring, to extend the expiration date for two years, just prior to expiration for all warrants listed. Warrants outstanding and exercisable as of December 31, 2018 and September 30, 2018 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019.

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

Under a transition service agreement between ARCA and ApplianceSmart, ARCA would provide healthcare benefits to ApplianceSmart employees from January 1, 2018 thru December 31, 2018 for a monthly fee of $22,500. ApplianceSmart paid ARCA transition services fees of $0 for the three months ended December 31, 2018. Transition service fees expensed by ApplianceSmart were $67,500 for the three months ended December 31, 2018. The transaction service fees liability at December 31, 2018 and September 30, 2018 are $90,000 and $22,500, respectively.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller. At December 31, 2018 and September 30, 2018, respectively, there was $3,821,507 outstanding on this ApplianceSmart Note.

In connection with the acquisition of Vintage Stock on November 3, 2016, Rodney Spriggs, President of Vintage Stock, holds a 41.134752% interest in the $10,000,000 Seller Subordinated Acquisition Note payable by VSAH. The terms of payment are interest only, payable monthly on the 1st of each month, until maturity 5 years and 6 months from the date of the note – November 3, 2016. Interest paid to Mr. Spriggs for the three months ended December 31, 2018 and 2017, was $83,184 and $83,184, respectively. Interest unpaid and accrued as of December 31, 2018 and September 30, 2018 is $28,337 and $27,423, respectively.

Also see Note 5, 8, 9, 10 and 11.

Note 15:        Commitments and Contingencies

Litigation

The Company is involved in various claims and lawsuits arising in the normal course of business. These proceedings could result in fines, penalties, compensatory or treble dames or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of December 31, 2018, results of operations, cash flows or liquidity of the Company.

Note 16:        Income Taxes

The income tax rate for the three months ended December 31, 2018 and December 31, 2017 were 27.3% and 64.6%, respectively. The effective income tax rate differs from the U.S. federal statuary rate primarily due to state taxes and certain non-deductible expenses. As of December 31, 2018, and December 31, 2017 the Company had no uncertain tax positions. The Company is subject to taxation and files income tax returns in the U.S., and various state jurisdictions. The Company is subject to audit for U.S. purposes for the current and prior three years; and for state purposes the current and prior four years.

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

The following tables summarize segment information for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017
Revenues
Retail and Online	$30,645,015	$21,293,471
Manufacturing	22,382,285	18,878,535
Services	168,640	196,058
	$53,195,940	$40,368,064
Gross profit
Retail and Online	$13,576,283	$11,455,802
Manufacturing	5,601,658	4,752,568
Services	159,137	187,520
	$19,337,078	$16,395,890
Operating income
Retail and Online	$(238,652)	$2,231,476
Manufacturing	2,170,477	1,502,254
Services	158,667	187,058
	$2,090,492	$3,920,788
Depreciation and amortization
Retail and Online	$788,251	$677,461
Manufacturing	693,518	718,444
Services	–	–
	$1,481,769	$1,395,905
Interest expense, net
Retail and Online	$1,175,791	$2,022,407
Manufacturing	476,942	445,905
Services	–	–
	$1,652,733	$2,468,312
Net income before provision for income taxes
Retail and Online	$(1,272,417)	$4,052,595
Manufacturing	3,211,620	1,063,393
Services	158,667	187,058
	$2,097,870	$5,303,046

	As of	As of
	December 31,	September 30,
	2018	2018
Total assets
Retail and Online	$85,297,114	$88,799,584
Manufacturing	46,424,885	52,915,109
Services	87,292	57,703
	$131,809,291	$141,772,396
Intangible assets and goodwill
Retail and Online	$42,968,314	$43,268,668
Manufacturing	336,596	343,914
Services	–	–
	$43,304,910	$43,612,582

Note 18:        Subsequent Events

None.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2018, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the “2018 Form 10-K”).

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2018 Form 10-K under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Our principal offices are located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this report) is located at www.liveventures.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

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

Vintage Stock

On November 3, 2016, Live Ventures through its wholly-owned subsidiary Vintage Stock Affiliated Holdings LLC, acquired 100% of Vintage Stock (collectively “Vintage Stock”). Vintage Stock is an award-winning specialty entertainment retailer with 60 storefronts across the Midwest and Southwest. Vintage Stock enjoys a wide customer base comprised of electronic entertainment enthusiasts, avid collectors, female gamers, children, seniors and more. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 35 Vintage Stock, 3 V-Stock, 13 Movie Trading company and 9 EntertainMart retail locations strategically positioned across Texas, Idaho, Oklahoma, Kansas, Missouri, Colorado, Illinois, Arkansas, Utah and New Mexico. In addition to offering a wide array of products, Vintage Stock also offers services to customers, such as rentals, special orders, disc and video game hardware repair and more. Vintage Stock’s “Cooler Than Cash” program rewards loyal customers. When Vintage Stock customers bring in items to sell, the customer has two options: (i) sell their pre-owned products for cash or (ii) opt for store credit and receive a fifty percent bonus.

ApplianceSmart

On December 30, 2018, the Company, through its newly formed, wholly-owned subsidiary, ApplianceSmart Holdings LLC, entered into a series of agreements in connection with its purchase of ApplianceSmart. ApplianceSmart is engaged in the sale of new major appliances through a chain of company-owned retail stores. ApplianceSmart is a leading appliance dealer in Minnesota, Ohio, Georgia and Texas with 15 stores. ApplianceSmart sells leading brands such as Whirlpool, General Electric, Frigidaire, LG and Samsung.

Modern Everyday

Modern Everyday, Inc. (“MEI”) was a specialty retailer offering consumers a selection of products that range from home, kitchen and dining products, apparel and sporting goods to children's toys and beauty products. The Company decided not to invest additional funds in this line of business and is in the process of selling the remaining inventory.

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

Results of Operations Three Months Ended December 31, 2018 and 2017

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Three Months Ended		Three Months Ended
	December 31, 2018		December 31, 2017
		% of Total		% of Total
		Revenue		Revenue
Statement of Income Data:
Revenue	$53,195,940	100.0%	$40,368,064	100.0%
Cost of Revenue	33,858,862	63.6%	23,972,174	59.4%
Gross Profit	19,337,078	36.4%	16,395,890	40.6%
General and Administrative Expense	12,900,672	24.3%	10,399,130	25.8%
Selling and Marketing Expense	4,345,914	8.2%	2,075,972	5.1%
Operating Income	2,090,492	3.9%	3,920,788	9.7%
Interest Expense, net	(1,652,733)	-3.1%	(2,468,312)	-6.1%
Bargain Purchase Gain on Acquisition	–	0.0%	3,773,486	9.3%
Other Income	1,660,111	3.1%	77,084	0.2%
Net Income before Income Taxes	2,097,870	3.9%	5,303,046	13.1%
Provision for Income Taxes	567,361	1.1%	3,425,491	8.5%
Net Income	$1,530,509	2.9%	$1,877,555	4.7%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Three Months Ended		Three Months Ended
	December 31, 2018		December 31, 2017
	Net	% of	Net	% of Total
	Revenue	Total Revenue	Revenue	Total Revenue
Revenue
Used Movies, Music, Games and Other	$11,257,759	21.2%	$11,363,804	28.2%
New Movies, Music, Games and Other	10,388,162	19.5%	9,572,459	23.7%
Rentals, Concessions and Other	295,813	0.6%	288,534	0.7%
Retail Appliance Boxed Sales	5,756,858	10.8%	47,346	0.1%
Retail Appliance UnBoxed Sales	2,045,726	3.8%	16,429	0.0%
Retail Appliance Delivery, Warranty and Other	900,697	1.7%	4,899	0.0%
Carpets	14,290,405	26.9%	12,903,685	32.0%
Hard Surface Products	6,934,964	13.0%	5,088,419	12.6%
Synthetic Turf Products	1,156,916	2.2%	886,431	2.2%
Directory Services	168,640	0.3%	196,058	0.5%
Total Revenue	$53,195,940	100.0%	$40,368,064	100.0%

	Year Ended		Year Ended
	December 31, 2018		December 31, 2017
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$9,074,154	80.6%	$8,877,018	78.1%
New Movies, Music, Games and Other	2,394,980	23.1%	2,378,610	24.8%
Rentals, Concessions and Other	197,287	66.7%	180,974	62.7%
Retail Appliance Boxed Sales	1,317,100	22.9%	10,553	22.3%
Retail Appliance UnBoxed Sales	813,108	39.7%	5,489	33.4%
Retail Appliance Delivery, Warranty and Other	(220,346)	-24.5%	3,158	64.5%
Carpets	3,661,469	25.6%	3,129,350	24.3%
Hard Surface Products	1,747,449	25.2%	1,319,551	25.9%
Synthetic Turf Products	192,740	16.7%	303,667	34.3%
Directory Services	159,137	94.4%	187,520	95.6%
Total Gross Profit	$19,337,078	36.4%	$16,395,890	40.6%

Revenue

Revenue increased $12,827,876, or 31.8% for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017.

The increase in revenue was primarily attributable to the following:

Revenue from our acquisition of ApplianceSmart – Retail Appliance Boxed Sales $5,756,858, Retail Appliance UnBoxed Sales $2,045,726 and Retail Appliance Delivery, Warranty and Other $900,697.

Revenue increased in the following categories as compared to the prior year period:

New Movies, Music, Games and Other $815,703 or 8.5%.

Rentals, Concessions and Other $7,279 or 2.5%.

Carpets increased $1,386,720 or 10.7%.

Hard Surface Products increased $1,846,545 or 36.3%.

Synthetic Turf Products increased $270,485 or 30.5%.

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Used Movies, Music, Games and Other decreased $106,045 or 0.9%.

Directory Services decreased $27,418 or 14.0%.

Cost of Revenue

Cost of revenue increased $9,886,688, or 41.2% for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017, primarily because of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $2,941,188 or 17.9%, for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017.

The increase in gross profit was primarily attributable to the following:

Gross profits from our acquisition of ApplianceSmart – Retail Appliance Boxed Sales $1,306,547 or 22.9% gross profit margin after purchase price allocation adjustments, Retail appliance UnBoxed Sales $813,108 after purchase price allocation adjustments or 39.7% gross profit margin and Retail Appliance Delivery, Warranty and Other a margin loss of $220,346.

Gross profit increased in the following categories as compared to the prior year period:

Used Movies, Music, Games and Other increased $197,136, or 2.2%. Gross profit margin increased to 80.6% from 78.1%.

New Movies, Music, Games and Other increased $16,370 or 0.7%. New Movies, Music, Games and Other gross profit margin decreased to 23.1% from 24.8% as a result of popular New Movies and Games titles.

Rentals, Concession and Other increased $16,313, or 9.0%. Gross profit margin increased to 66.7% from 62.7%.

Carpets increased $532,119 or 17.0%. Gross profit margin increased to 25.6% from 24.3%.

Hard Surface Products increased $427,898 or 32.4%. Gross profit margin decreased slightly to 25.2% from 25.9% driven by lower margin on high volume buys from key customers.

Gross profit increases were partially offset by the following decreases in gross profit as compared to the prior year period.

Synthetic Turf Products decreased $110,927 or 36.5%. Synthetic Turf Products gross profit margin decreased to 16.7% from 34.3%.

Directory Services decreased $28,383 or 15.1%. Directory Services gross profit margin decreased slightly to 94.4% from 95.6%.

General and Administrative Expense

General and Administrative expense increased $2,501,542 or 24.1%, for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. The increase in general and administrative expense was primarily attributable to general and administrative expense from our acquisition ApplianceSmart of $2,432,077.

Selling and Marketing Expense

Selling and marketing expense increased $2,269,942 or 109.3%, for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. The increase in selling and marketing expense was primarily attributable to selling and marketing expense from our acquisition ApplianceSmart of $2,163,211.

Operating Income

Because of the factors described above, operating income of $2,090,492 for the three months ended December 31, 2018 represented a decrease of $1,830,296 over the comparable prior year period of $3,920,788, or 46.7%.

Interest Expense, net

Interest expense net decreased $815,579 or 33.0%, for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017 primarily due to paydown of the Comvest term loan that replaced the Capitala financing. During the quarter, the Company continued to pay down of debt for the financing related to the acquisition of Vintage Stock as more fully discussed in Notes 5 and 8 of the unaudited condensed consolidated financial statements reducing interest expense.

Other Income and Expense

Other income and expense increased $1,583,027 for the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. This was driven by $1,518,085 of gain on sale of the Marquis Synthetic Turf Products business on December 21, 2018.

Provision for Income Taxes

Provision for income taxes was $567,361, for the three months ended December 31, 2018 as compared to a provision for income taxes of $3,425,491 for the three months ended December 31, 2017. The provision for income taxes in the prior year contain an approximate $2.3 million adjustment for a change in the income tax rate for US corporations.

Net Income

The factors described above led to net income of $1,530,509 for the three months ended December 31, 2018, or a 18.5% decrease from net income of $1,877,555 for the three months ended December 31, 2017.

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

	Three Months Ended December 31, 2018				Three Months Ended December 31, 2017
	Segments in $				Segments - $
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	$30,645,015	$22,382,285	$168,640	$53,195,940	$21,293,471	$18,878,535	$196,058	$40,368,064
Cost of Revenue	17,068,732	16,780,627	9,503	33,858,862	9,837,669	14,125,967	8,538	23,972,174
Gross Profit	13,576,283	5,601,658	159,137	19,337,078	11,455,802	4,752,568	187,520	16,395,890
General and Administrative Expense	11,409,681	1,490,521	470	12,900,672	9,011,603	1,387,066	461	10,399,130
Selling and Marketing Expense	2,405,254	1,940,660	–	4,345,914	212,723	1,863,248	1	2,075,972
Operating Income	$(238,652)	$2,170,477	$158,667	$2,090,492	$2,231,476	$1,502,254	$187,058	$3,920,788

	Three Months Ended December 31, 2018				Three Months Ended December 31, 2017
	Segments in % of Revenue				Segments - % of Revenue
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	55.7%	75.0%	5.6%	63.6%	46.2%	74.8%	4.4%	59.4%
Gross Profit	44.3%	25.0%	94.4%	36.4%	53.8%	25.2%	95.6%	40.6%
General and Administrative Expense	37.2%	6.7%	0.3%	24.3%	42.3%	7.3%	0.2%	25.8%
Selling and Marketing Expense	7.8%	8.7%	0.0%	8.2%	1.0%	9.9%	0.0%	5.1%
Operating Income	-0.8%	9.7%	94.1%	3.9%	10.5%	8.0%	95.4%	9.7%

Retail and Online Segment

Segment results for Retail and Online include Vintage and, ApplianceSmart. Revenue for the three months ended December 31, 2018 increased $9,351,544, or 43.9%, as compared to the prior year period. This was driven by the acquisition of the ApplianceSmart business on December 30, 2017 which provided increases over the prior year period of $5,709,512 for Retail Appliance Box Sales, $2,029,297 for Retail Appliance UnBoxed Sales and $895,798 for Retail Appliance Delivery, Warranty and Other revenue. Vintage New Movies, Music, Games and Other increased $815,703 or 8.5%, Rentals, Concessions and Other increased $7,279 or 2.5%, while Used Movies, Music, Games and Other decreased $106,045 or 0.9%.

Cost of revenue for the three months ended December 31, 2018 increased $7,231,063, or 73.5%. This was driven primarily by increases in most product categories and partially offset by margin improvement in Used Movies, Music Games, and Other as well as Rentals, Concessions and Other. ApplianceSmart had increases in cost of revenue for Retail Appliances Boxed of $4,402,965, $1,221,678 for Retail Appliances UnBoxed, Retail Appliance Delivery, Warranty and Other of $1,119,302. While New Movies, Music, Games, and Other cost of revenue increased $799,333 or 11.1%, this was partially offset by a decrease in cost of revenue for Used Movies, Music, Games and Other of $303,181 or 12.2% and Rentals, Concessions and Other of $9,034 or 8.4%.

Operating income for the three months ended December 31, 2018 decreased $2,470,128 or 110.7%. This was driven by increases in General and Administrative Expense of $2,398,078 or 26.6% and Selling and Marketing Expense of $2,192,531 or 1030.7% attributable to ApplianceSmart.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the three months ended December 31, 2018 increased $3,503,750, or 18.6%, as compared to the prior year period, because of increased sales of Hard Surface Products of $1,846,545, Carpets of $1,386,720 and Synthetic turf products of $270,485. Cost of revenue for the three months ended December 31, 2018 increased $2,654,660, or 18.8%, as compared to the prior year period, because of an increase in cost of revenue for Synthetic Turf Products of $381,412, Hard Surface Products of $1,418,647 and Carpets of $854,601. Operating income for the three months ended December 31, 2018 increased $668,223, or 44.5%, as compared to the prior year period, because of an increase in gross profit of $849,090, partially offset by increases in general and administrative expense of $103,455 and selling and marketing expense of $77,412.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues for the three months ended December 31, 2018 decreased $27,418, or 14.0%, as compared to the prior year period, because of decreasing renewals. Operating earnings for the three months ended December 31, 2018 decreased $28,391, or 15.2% compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

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

We have two asset-based revolver lines of credit (a) the BofA Revolver utilized by Marquis and (b) the TCB Revolver utilized by Vintage Stock.

As of December 31, 2018, we had total cash on hand of $3,452,127 and an additional $12,616,753 of available borrowing under the BofA Revolver and an additional $1,083,369 of available borrowing under the TCB Revolver. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances, our then-current commitments and obligations, the amount, nature and timing of our capital requirements, any limitations imposed by our current credit arrangements and overall market conditions.

Cash Flows

During the three months ended December 31, 2018, cash provided by operations was $8,248,548, compared to $6,304,149 during the three months ended December 31, 2017. The increase in cash provided by operations of $1,944,399 as compared to the prior period; was primarily due to a decrease in net income of $347,046, an increase in depreciation and amortization expense of $85,864, a decrease due to the bargain purchase gain of Appliancesmart of $3,773,486, a decrease due to gain on sale of equipment of $1,502,185, a decrease to the change in deferred income taxes of $2,883,280, an increase in non-cash expenses of $238,716, and an increase in cash provided by operations for working capital purposes of $2,578,844.

Some of the significant changes in cash provided by or used by operations for working capital purposes, as compared to the prior year period include:

Cash provided by a decrease in prepaid expenses and other current assets of $3,129,754.

Cash provided by a decrease in inventory of $5,231,516 at Vintage Stock, ApplianceSmart and Marquis.

Cash used by an increase in accounts receivable of $150,469 due to increased sales at Marquis and ApplianceSmart on account.

Cash used by a decrease in accounts payable by $473,232 at Marquis, Vintage and Appliancesmart.

Cash provided by an increase in accrued liabilities of $1,067,245.

Cash provided by and used in investing activities was $3,835,480 and $5,329,985 for the three months ended December 31, 2018 and 2017, respectively. The $9,165,465 increase in cash provided by investing activities, as compared to the prior period, is primarily attributable to proceeds from the sale of property and equipment of $4,359,251, a decrease in the purchase of property and equipment of $4,827,764 and an increase in the purchase of intangible assets of $21,550.

Cash used by financing activities was $10,623,523 and $3,163,662 for the three months ended December 31, 2018 and 2017, respectively. The $7,459,861 increase in cash used in investing activities, as compared to the prior period, was attributable to an increase in net payments on our two revolver loans of $2,274,575; a decrease in the proceeds from the issuance of notes payable of $3,931,591, an increase in payments of notes payable of $1,488,008, a decrease in purchase of common treasury stock of $230,313, and a decrease in the purchase of series E preferred treasury stock of $4,000.

Marquis – Sale of Two Turf Extrusion lines

On December 21, 2018, Marquis entered into a Bill of Sale and Assignment and Assumption Agreement (the “Marquis Bill of Sale”) with Viridian Industries, Inc. (“Viridian”) pursuant to which Marquis sold to Viridian two turf extrusion lines in exchange, including spare parts for cash consideration of $4,750,000, plus the book value of the raw material operating and packing inventories associated with the turf extrusion lines and closing expenses of $786,129, for a total purchase price of approximately $5,536,129, plus $0.10 per pound of nylon sold by Viridian during the 36 month period immediately following the closing, all on terms and conditions more fully described in the Marquis Bill of Sale. Marquis recorded a gain on the sale of the two turf extrusion lines of $1,508,512, which is included in Other Income.

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

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 8 to the unaudited condensed consolidated financial statements. At December 31, 2018 and September 30, 2018, we had $12,616,753 and $7,326,680 of additional borrowing availability on the BofA Revolver, respectively. Maximum borrowing under the BofA Revolver is $15 million. A total of approximately $72,715 of letters of credit was outstanding at December 31, 2018 and September 30, 2018. The weighted average interest rate for the period of October 1, 2018 through December 31, 2018 was 4.27%. We borrowed $22,723,210 and repaid $28,013,282 on the BofA Revolver during the three months ended December 31, 2018, resulting in an outstanding balance on the BofA Revolver of $2,310,533 and $7,600,605 at December 31, 2018 and September 30, 2018, respectively.

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver, subject to availability as described in Note 8 to the unaudited condensed consolidated financial statements. On December 31, 2018 and September 30, 2018, we had $1,083,369 and $107,405, of additional borrowing availability on the TCB Revolver, respectively. Maximum borrowing under the TCB Revolver has been Reduced to $12,000,000. No letters of credit were outstanding at any time during the period of October 1, 2018 through December 31, 2018. The weighted average interest rate for the period of October 1, 2018 through December 31, 2018 was 4.603801%. We borrowed $19,320,365 and repaid $21,376,837 on the TCB Revolver during the period of October 1, 2018 through December 31, 2018, resulting in an outstanding balance on the TCB Revolver of $9,836,123 and $11,892,595 at December 31, 2018 and September 30, 2018, respectively.

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

Off-Balance Sheet Arrangements

At December 31, 2018, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk, foreign customer purchases or commodity price risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Management has concluded that adequate definition and documentation of existing accounting processes, internal controls and the testing thereof are in place to be deemed adequate and reliable.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Please refer to ‘‘Item 3. Legal Proceedings’’ in our Annual Report on Form 10-K for the year ended September 30, 2018 for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of funds

On February 20, 2018, the Company announced a $10.0 million common stock repurchase program. Below are the purchases during the three months ended December 31, 2018:

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
December 2018	2,819	$6.77	$2,819	$9,679,813.00
	2,819		$2,819

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

3.1		Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07
3.2		Certificate of Change	8-K	001-333937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-333937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-333937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-333937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-333937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-333937	3.1.6	12/29/16
3.8		Bylaws of Live Ventures Incorporated	10-Q	001-33937	3.8	08/14/18
10.1	*	Security Agreement dated December 28, 2018 by and between ApplianceSmart Contracting Inc. and Appliance Recycling Centers of America, Inc.
10.2	*	Agreement and Guaranty dated December 28, 2018 by ApplianceSmart Contracting Inc. in favor of Appliance Recycling Centers of America, Inc.
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. 101.INS	*	XBRL Instance Document
Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

______________________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: February 13, 2019	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 13, 2019	/s/ Virland A Johnson
Chief Financial Officer
(Principal Financial Officer)

