Form 10-K/A
period 2018-09-30
LIVE VENTURES Inc
filed 2019-04-23
CIK 1045742

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (“Form 10-K/A”) of Live Ventures Incorporated (the “Company”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 which was originally filed with the Securities and Exchange Commission on December 27, 2018 (the “Original Form 10-K”). This amendment is being filed to (i) amend and restate in its entirety Item 9A, Controls and Procedures, to correct a typographical error and confirm that management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2018 and (ii) include the consent of WSRP, LLC, the Company’s independent registered public accounting firm, as Exhibit 23.1, which was inadvertently omitted from the Original Form 10-K. The Form10-K/A also includes new the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2. No other sections were affected. This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatement described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was not effective as of September 30, 2018.

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

PART IV

ITEM 15.       Exhibits and Financial Statement Schedules

The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Stock Purchase Agreement dated December 30, 2017 among Appliancesmart Holdings LLC, ApplianceSmart, Inc., and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/14/18

2.2	Bill of Sale and Assignment and Assumption Agreement dated December 21, 2018 by and between Viridian Fibers, LLC and Marquis Industries, Inc.	10-K	001-33937	2.2	12/27/18

3.1	Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07

3.2	Certificate of Change	8-K	001-33937	3.1	09/7/10

3.3	Certificate of Correction	8-K	001-33937	3.1	03/11/13

3.4	Certificate of Change	10-Q	001-33937	3.1	02/14/14

3.5	Articles of Merger	8-K	001-33937	3.1.4	10/8/15

3.6	Certificate of Change	8-K	001-33937	3.1.5	11/25/16

3.7	Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16

3.8	Bylaws	10-Q	001-33937	3.8	08/14/2018

4.1	Waiver Agreement dated September 6, 2017	10-K	001-33937	4.1	01/18/2018

10.1	Note and Warrant Purchase Agreement, dated April 3, 2012 (the “Note and Warrant Purchase Agreement”), by and between the Registrant and Isaac Capital Group LLC	10-Q	001-33937	10.1	05/15/12

10.2	Senior Subordinated Convertible Note (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.2	05/15/12

10.3	Subordinated Guaranty (under Note Purchase and Warrant Agreement)	10-Q	001-33937	10.3	05/15/12

10.4	Form of Warrant (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.4	05/15/12

10.5	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	10-K	001-33937	10.12.1	01/15/13

10.6	Warrant Amendment dated as of December , 2014	10-K	001-33937	10.9	01/18/2018

10.7	Warrant Amendment dated as of December 27, 2016	10-K	001-33937	10.10	01/18/2018

10.8	Amendment to Warrants dated as of January 16, 2018	10-K	001-33937	10.11	01/18/2018

10.9	Convertible Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC (the “2014 Note Purchase Agreement”)	10-K	001-33937	10.7	12/29/16

10.10	Form of Convertible Note (under 2014 Note Purchase Agreement)	10-K	001-33937	10.11	01/10/14

10.11	Form of Warrant (under 2014 Note Purchase Agreement)	10-K	001-33937	10.12	01/10/14

10.12	Amendment No. 1 to Convertible Note Purchase Agreement, dated as of October 29, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7a	12/29/16

10.13	Amendment No. 2 to Convertible Note Purchase Agreement, dated as of December 21, 2016, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7b	12/29/16

10.14	Share Exchange Agreement between Isaac Capital Group, LLC and Live Ventures Incorporated, dated December 27, 2016	10-Q	001-33937	10.1	02/09/17

10.15	Purchase Agreement, dated as of July 6, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-K	001-33937	10.15	01/13/16

10.16	Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and S F Commercial Properties, LLC, as Borrowers, and Bank of America, N.A. as Lender.	10-K	001-33937	10.16	01/13/16

10.17	Subordinated Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings, LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and SF Commercial Properties, LLC as Borrowers and Isaac Capital Fund I, LLC as Lender	10-K	001-33937	10.17	01/13/16

10.18	Lease Agreement, effective July 6, 2015, by and between 716 River Street Partners LLC, as lessor and Constellation Industries, LLC as lessee	10-K	001-33937	10.18	01/13/16

10.19	Agreement, effective November 30, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-Q	001-33937	10.1	02/16/16

10.20	Promissory Note dated June 14, 2016, by Marquis Real Estate Holdings, LLC in favor of STORE Capital Acquisitions LLC	10-Q	001-33937	10.1	08/15/16

10.21	Mortgage Loan Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.2	08/15/16

10.22	Master Lease Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.3	08/15/16

10.23	Purchase and Sale Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.4	08/15/16

10.24	Equipment Security Note between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc.	10-Q	001-33937	10.2	02/09/17

10.25	Fifth Amendment to Loan and Security Agreement between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc. dated February 28, 2017	10-Q	001-33937	10.1	05/11/17

10.26	Consent and Sixth Amendment to Loan and Security Agreement dated June 5, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Bank of America, N.A., and the other parties thereto	10-Q	001-33937	10.7	08/14/2018

10.27	Consent to Turf Business Sale dated December 19, 2018 among Bank of America, N.A., Marquis Affiliated Holdings LLC, and Marquis Industries, Inc.	10-K	001-33937	10.27	12/27/18

10.28	Seventh Amendment to Loan and Security Agreement dated December 24, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-K	001-33937	10.28	12/27/18

10.29	Stock Purchase Agreement by and among Vintage Stock Affiliated Holdings LLC (an affiliate of the Registrant), Vintage Stock, Inc., and the Shareholders of Vintage Stock, Inc., dated November 3, 2016	10-K	001-33937	10.22	12/29/16

10.30	Amended and Restated Subordinated Promissory Note of Vintage Stock Affiliated Holdings LLC in favor of certain of the Shareholders of Vintage Stock, Inc., dated June 7, 2018	10-K	001-33937	10.30	12/27/18

10.31	Amended and Restated Subordination Agreement by and among Rodney Spriggs, in his capacity as the representative of certain of the Shareholders of Vintage Stock, Inc., and Wilmington Trust, National Association, dated June 7, 2018	10-K	001-33937	10.31	12/27/18

10.32	Loan Agreement between Vintage Stock, Inc. and Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.27	12/29/16

10.33	First Amendment to Loan Agreement between Texas Capital Bank, National Association and Vintage Stock, Inc., dated January 23, 2017	10-K	001-33937	10.30	01/18/2018

10.34	Second Amendment to Loan Agreement dated September 20, 2017 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-K	001-33937	10.31	01/18/2018

10.35	Third Amendment to Loan Agreement dated June 7, 2018 between Texas Capital Bank, National Association and Vintage Stock, Inc.	8-K	001-33937	10.3	06/11/2018

10.36	Revolving Credit Note of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.28	12/29/16

10.37	Security Agreement of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.29	12/29/16

10.38	Waiver Agreement by and among Texas Capital Bank, National Association and Vintage Stock, Inc., dated March 15, 2018	8-K	001-33937	10.12	03/15/18

10.39	Term Loan Agreement among Vintage Stock Inc., Vintage Stock Affiliated Holdings LLC, the Subsidiaries of the Borrowers Party Hereto, the Lenders Party Hereto, Wilmington Trust, National Association, as Administrative Agent, and Capitala Private Credit Fund V, L.P., as Lead Arranger, dated November 3, 2017	10-K	001-33937	10.30	12/29/16

10.40	First Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated October 10, 2017	8-K	001-33937	10.1	10/13/17

10.41	Second Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated March 15, 2018	8-K	001-33937	10.1	03/16/18

10.42	Form of Note under the Capitala Term Loan Agreement	10-K	001-33937	10.31	12/29/16

10.43	Security and Pledge Agreement among Vintage Stock Affiliated Holdings LLC, Vintage Stock, Inc., and Wilmington Trust, National Association, as Administrative Agent, dated November 3, 2016	10-K	001-33937	10.32	12/29/16

10.44	Amended and Restated Promissory Note issued by ApplianceSmart Holdings LLC	10-K	001-33937	10.44	12/27/18

10.45	Security Agreement dated December 26, 2018 by and between ApplianceSmart Holdings LLC and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.45	12/27/18

10.46	Security Agreement dated December 26, 2018 by and between ApplianceSmart, Inc. and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.46	12/27/18

10.47	Amended and Restated Credit Agreement, dated as of June 7, 2018, by and among the lenders from time to time party thereto, Comvest Capital IV, L.P., Vintage Stock, Inc., and Vintage Stock Affiliated Holdings LLC	8-K	001-33937	10.1	06/11/2018

10.48	Limited Guaranty, dated as of June 7, 2018, by Live Ventures Incorporated in favor of Comvest Capital IV, L.P.	8-K	001-33937	10.2	06/11/2018

10.49	†	Employment Agreement between LiveDeal, Inc. and Jon Isaac	10-Q	001-33937	10.1	05/14/13

10.50	†	Amendment to Employment Agreement dated January 16, 2018 between Live Ventures Incorporated and Jon Isaac	10-K	001-33937	10.39	01/18/2018

10.51	†	Employment Agreement between the Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.1	01/05/17

10.52	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.2	01/05/17

10.53	†	Employment Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.1	10/02/17

10.54	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.2	10/02/17

10.55	†	Employment Agreement between Vintage Stock Inc. and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.25	12/29/16

10.56	†	Non-qualified Stock Option Agreement between the Registrant and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.26	12/29/16

10.57	†	Employment Agreement between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 22, 2018	10-K	001-33937	10.57	12/27/18

10.58	†	Employment Agreement between Marquis Industries, Inc. and Timothy A. Bailey, dated July 6, 2015	10-K	001-33937	10.46	01/18/18

10.59	†	Amendment to Employment Agreement between Marquis Industries, Inc. and Timothy A. Bailey, dated January 16, 2018	10-K	001-33937	10.47	01/18/18

10.60	†	LiveDeal, Inc. Amended and Restated 2003 Stock Plan	10-K	000-24217	10.1	12/20/07

10.61	†	First Amendment to Amended and Restated 2003 Stock Plan	DEF 14A	001-33937	Appendix A to 2009 Proxy Statement	01/29/09

10.62	†	Second Amendment to the LiveDeal, Inc. Amended and Restated 2003 Stock Plan	DEF 14A	001-33937	Appendix A to 2012 Proxy Statement	01/27/12

10.63	†	Form of 2003 Stock Plan Restricted Stock Agreement	10-Q	000-24217	10	05/16/05

10.64	†	Form of 2003 Stock Plan Stock Option Agreement	10-K	001-33937	10.3	12/29/08

10.65	†	2014 Omnibus Equity Incentive Plan	DEF 14A	001-33937	Appendix A to 2014 Proxy Statement	06/23/14

10.66		Engagement Agreement, dated as of May 16, 2014, by and between the Registrant and Chardan Capital Markets LLC	10-Q	001-33937	1.1	05/20/14

10.67		Reinstatement and First Amendment to the Engagement Agreement, dated, 2014 with Chardan Capital Markets LLC	10-K	001-33937	10.55	01/18/18

14		Code of Business Conduct and Ethics, Adopted December 31, 2003	10-QSB		14	05/13/04

16.1		Letter from BDO USA, LLP	8-K	001-33937	16.1	02/02/18

16.2		Letter from SingerLewak LLP	8-K	001-33937	16.1	10/18/18

21.1		List of Subsidiaries of the Registrant	10-K	001-33937	21.1	12/27/18

23.1	*	Consent of WSRP, LLC independent registered public accounting firm

23.2		Consent of BDO USA, LLP, independent registered public accounting firm	10-K	001-33937	23.2	12/27/18

31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2017 and 2016, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2017 and 2016, (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2017 and 2016, and (iv) the Notes to Consolidated Financial Statements	10-K	001-33937		12/27/18

______________________________

*	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE VENTURES INCORPORATED

/s/ Jon Isaac
Jon Isaac
President and Chief Executive Officer
Date: April 23, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jon Isaac	President and Chief Executive Officer Director
Jon Isaac	(Principal Executive Officer)	April 23, 2019

/s/ Virland A. Johnson	Chief Financial Officer
Virland A. Johnson	(Principal Financial Officer and Principal Accounting Officer)	April 23, 2019

/s/ Tony Isaac
Tony Isaac	Director	April 23, 2019

/s/ Richard D. Butler, Jr.
Richard D. Butler, Jr.	Director	April 23, 2019

/s/ Dennis Gao
Dennis Gao	Director	April 23, 2019

/s/ Tyler Sickmeyer
Tyler Sickmeyer	Director	April 23, 2019