Form 10-Q
period 2019-03-31
LIVE VENTURES Inc
filed 2019-05-14
CIK 1045742

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

(702) 997-5968

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of May 10, 2019 was 1,901,900, with a market value of $13,940,927.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2019

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2019	2018
	(Unaudited)

Assets
Cash	$3,292,440	$1,991,622
Trade receivables, net	12,407,550	13,839,422
Inventories, net	43,429,090	46,527,039
Income taxes receivable	305,048	248,702
Prepaid expenses and other current assets	2,936,435	3,308,017
Total current assets	62,370,563	65,914,802

Property and equipment, net	23,897,940	27,991,060
Restricted cash	–	750,447
Deposits and other assets	260,196	283,143
Deferred taxes	2,531,075	3,220,362
Intangible assets, net	5,841,152	6,665,847
Goodwill	36,946,735	36,946,735
Total assets	$131,847,661	$141,772,396

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$11,631,904	$14,588,355
Accrued liabilities	8,860,475	8,570,905
Current portion of long-term debt	12,284,002	13,958,355
Current portion of notes payable related parties	–	391,949
Total current liabilities	32,776,381	37,509,564

Long-term debt, net of current portion	51,312,213	58,805,468
Notes payable related parties, net of current portion	5,721,507	5,429,558
Other non-current obligations	828,901	579,217
Total liabilities	90,639,002	102,323,807

Commitments and contingencies

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at March 31, 2019 and September 30, 2018	214	214
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and 77,840 shares outstanding at March 31, 2019 and at September 30, 2018, with a liquidation preference of $0.30 per share outstanding	128	128
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,088,186 shares issued and 1,901,900 shares outstanding at March 31, 2019; 2,088,186 shares issued and 1,945,247 shares outstanding at September 30, 2018	2,088	2,088
Paid in capital	63,732,536	63,654,335
Treasury stock common 186,286 shares as of March 31, 2019 and 142,939 shares as of September 30, 2018	(1,871,473)	(1,550,011)
Treasury stock Series E preferred 50,000 shares as of March 31, 2019 and 50,000 shares as of September 30, 2018	(4,000)	(4,000)
Accumulated deficit	(20,650,834)	(22,654,165)
Total stockholders' equity	41,208,659	39,448,589
Total liabilities and stockholders' equity	$131,847,661	$141,772,396

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Revenues	$46,973,151	$52,179,928	$100,169,091	$92,547,992
Cost of revenues	28,322,002	32,529,227	62,180,864	56,501,401
Gross profit	18,651,149	19,650,701	37,988,227	36,046,591

Operating expenses:
General and administrative expenses	12,793,674	11,856,575	25,694,346	22,255,705
Sales and marketing expenses	3,811,100	3,720,163	8,157,014	5,796,135
Total operating expenses	16,604,774	15,576,738	33,851,360	28,051,840
Operating income	2,046,375	4,073,963	4,136,867	7,994,751
Other (expense) income:
Interest expense, net	(1,535,997)	(1,821,720)	(3,188,730)	(4,290,032)
Bargain purchase gain on acquisition	–	–	–	3,773,486
Other income	164,954	106,286	1,825,065	183,370
Total other (expense) income, net	(1,371,043)	(1,715,434)	(1,363,665)	(333,176)
Income before provision for income taxes	675,332	2,358,529	2,773,202	7,661,575
Provision for income taxes	201,926	435,256	769,287	3,860,747
Net income	$473,406	$1,923,273	$2,003,915	$3,800,828

Dividends declared - series B convertible preferred stock	$–	$–	$–	$–
Dividends declared - series E convertible preferred stock	$292	$292	$584	$584
Dividends declared - common stock	$–	$–	$–	$–

Earnings per share:
Basic	$0.25	$0.98	$1.03	$1.93
Diluted	$0.13	$0.50	$0.53	$1.01

Weighted average common shares outstanding:
Basic	1,925,972	1,970,136	1,935,610	1,972,758
Diluted	3,667,412	3,811,672	3,746,084	3,756,114

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$2,003,915	$3,800,828
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	2,974,189	2,703,164
Non-cash asset retirements	104,185	–
Gain on bargain purchase of acquisition	–	(3,773,486)
Loss on disposal of property and equipment	(1,507,479)	14,158
Amortization of debt issuance cost	193,288	117,024
Stock based compensation expense	78,201	140,185
Deferred rent	17,343	–
Change in reserve for uncollectible accounts	391,264	9,907
Change in reserve for obsolete inventory	(613,646)	36,353
Change in deferred income taxes	689,287	3,807,451
Change in other	232,341	–
Changes in assets and liabilities:
Trade receivables	1,040,608	(115,768)
Inventories	3,711,595	(2,641,360)
Income taxes receivable	(56,346)	–
Prepaid expenses and other current assets	371,582	2,418,461
Deposits and other assets	22,947	831
Accounts payable	(2,956,451)	343,499
Accrued liabilities	288,986	193,781
Income taxes payable	–	(13,920)
Net cash provided by operating activities	6,985,809	7,041,108

INVESTING ACTIVITIES:
Purchase of intangible assets	(66,854)	(397,204)
Proceeds from the sale of property and equipment	4,377,249	10,000
Purchase of property and equipment	(963,475)	(6,526,110)
Net cash provided by (used in) investing activities	3,346,920	(6,913,314)

FINANCING ACTIVITIES:
Net payments under revolver loans	(2,515,997)	(775,668)
Purchase of series E preferred treasury stock	–	(4,000)
Proceeds from issuance of notes payable	–	3,931,591
Purchase of common treasury stock	(321,462)	(377,447)
Payment of debt issuance costs	(118,457)	–
Payments on related party notes payable	(100,000)	–
Payments on notes payable	(6,726,442)	(3,839,798)
Net cash used in financing activities	(9,782,358)	(1,065,322)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$550,371	$(937,528)

Restricted Cash, beginning of period	$750,447	$–
Unrestricted cash and cash equivalents, beginning of period	1,991,622	3,972,539
TOTAL CASH AND CASH EQUIVALENTS, beginning of period	$2,742,069	$3,972,539

Restricted Cash, end of period	$–	$535,747
Unrestricted cash and cash equivalents, end of period	3,292,440	2,499,264
TOTAL CASH AND CASH EQUIVALENTS, end of period	$3,292,440	$3,035,011

Supplemental cash flow disclosures:
Interest paid	$2,953,160	$3,638,625
Income taxes paid (refunded)	$90,572	$–
Noncash financing and investing activities:
Due to sellers of ApplianceSmart, Inc. less liabilities assumed post acquisition	$–	$4,598,205
Accrued and unpaid dividends	584	$584

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

								Series E
	Common Stock		Series B Preferred Stock		Series E Preferred Stock			Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2018	2,088,186	$2,088	214,244	$214	127,840	$128	$63,654,335	$(4,000)	$(1,550,011)	$(22,654,165)	$39,448,589
Series E preferred stock dividends										(584)	(584)
Stock based compensation							78,201				78,201
Purchase of common treasury stock									(321,462)		(321,462)
Net income										2,003,915	2,003,915
Balance, March 31, 2019	2,088,186	$2,088	214,244	$214	127,840	$128	$63,732,536	$(4,000)	$(1,871,473)	$(20,650,834)	$41,208,659

								Series E
	Common Stock		Series B Preferred Stock		Series E Preferred Stock			Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2017	2,088,186	$2,088	214,244	$214	127,840	$128	$63,157,178	$–	$(999,584)	$(28,575,716)	33,584,308
Series E preferred stock dividends										(1,168)	(1,168)
Stock based compensation							497,157				497,157
Purchase of Series E preferred treasury stock								(4,000)			(4,000)
Purchase of common treasury stock									(550,427)		(550,427)
Net income										5,922,719	5,922,719
Balance, March 31, 2018	2,088,186	$2,088	214,244	$214	127,840	$128	$63,654,335	$(4,000)	$(1,550,011)	$(22,654,165)	$39,448,589

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2019 AND 2018

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three and six months ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2019. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2018 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 27, 2018 (the “2018 10-K”).

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at March 31, 2019 and September 30, 2018 approximate fair value.

Trade Receivables

The Company grants trade credit to customers under credit terms that it believes are customary in the industry it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the balance receivable for credit approved accounts. The factor purchases the trade receivables for the gross amount of the respective invoice(s), less factoring commissions, trade and cash discounts. The factor charges the Company a factoring commission for each trade account, which is between 0.75-1.00% of the gross amount of the invoice(s) factored on the date of the purchase, plus interest calculated at 3.25%-6% per annum. The minimum annual commission due the factor is $112,500 per contract year. Total commissions paid to factors were $70,980 and $75,398 for three months ended March 31, 2019 and 2018, respectively. Total commissions paid to factors were $133,029 and $144,157 for the six months ended March 31, 2019 and 2018, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At March 31, 2019 and September 30, 2018, the allowance for doubtful accounts was $1,246,973 and $855,709, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis (“FIFO”)) or market of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At March 31, 2019 and September 30, 2018, the reserve for obsolete inventory was $91,940.

Retail and Online Segment

Merchandise inventories are valued at the lower of cost or market using the average cost method which approximates FIFO. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units in inventory available for sale. Pre-owned products traded in by customers are recorded as merchandise inventory for the amount of cash consideration or store credit less any premiums given to the customer. Management reviews the merchandise inventory to make required adjustments to reflect potential obsolescence or the lower of cost or market. In valuing merchandise inventory, management considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Management’s ability to assess these factors is dependent upon forecasting customer demand and to provide a well-balanced merchandise assortment. Merchandise inventory valuation is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Merchandise inventory reserves as of March 31, 2019 and September 30, 2018 were $497,083 and $1,110,729, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to forty years, transportation equipment is five to ten years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years. Depreciation expense was $954,768 and $1,067,607 for the three months ended March 31, 2019 and 2018, respectively. Depreciation expense was $2,082,640 and $2,227,194 for the six months ended March 31, 2019 and 2018, respectively.

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

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, favorable leases, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years, favorable leases – over the life of the lease, customer lists – to 20 years, trade names – to 20 years. Intangible amortization expense is $537,652 and $236,318 for the three months ended March 31, 2019 and 2018, respectively. Intangible amortization expense is $891,549 and $475,970 for the six months ended March 31, 2019 and 2018, respectively.

Revenue Recognition

We provide carpet, hard surface products, synthetic turf products, used movies, music, games and accessories, new movies, music, games and accessories, we rent movies and provide concession products, we provide new and out of the box appliances, appliance and installation services, third-party extended warranties, appliance accessories and directory services.

We adopted Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) and related ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12 and ASU No. 2016-20, which provide supplementary guidance, and clarifications, effective October 1, 2018. We adopted ASC 606 using the modified retrospective method. The results for the reporting periods beginning after October 1, 2018, are presented in accordance with the new standard, although comparative information for the prior year has not been restated and continues to be reported under the accounting standards and policies in effect for those periods.

Adoption of the new standard did not have a significant impact on the current period revenues or on the prior year Consolidated Financial Statements. No transition adjustment was required to our retained earnings as of October 1, 2018. Under the new standard revenue is recognized as follows:

We determine revenue recognition through the following steps:

a.	Identification of the contract, or contracts, with a customer,

b.	Identification of the performance obligations in the contract,

c.	Determination of the transaction price,

d.	Allocation of the transaction price to the performance obligations in the contract, and

e.	Recognition of revenue when, or as, we satisfy a performance obligation.

As part of its assessment of each contract, the Company evaluates certain factors including the customer’s ability to pay, or credit risk. For each contract, the Company considers the promise to transfer products or services, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the price stated on the contract is typically fixed and represents the net consideration to which the Company expects to be entitled per order, and therefore there is no variable consideration. As the Company’s standard payment terms are less than 90 days, the Company has elected, as a practical expedient, to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product or service based on its relative standalone selling price. The product or service price as specified on the contract is considered the standalone selling price as it is an observable source that depicts the price as if sold to a similar customer in similar circumstances.

Carpet, Hard Surface Products, Synthetic Turf Products, New Appliance and Accessories Revenue

We generate revenue by selling carpet, hard surface products and synthetic turf products to dealers nationwide within the confines of the United States. We also generate revenue by selling new appliances and appliance accessories direct to contractors and property owners and through retail locations. We recognize revenue at the point in time when control over the product is transferred to the customer, when our performance obligations are satisfied, which typically occur upon delivery from our facility to our customer or pickup from our facility by our customer.

New and Used Movies, Books, Music, Games and Accessories

We generate revenue by selling at point of sale used movies, books, music, games and accessories. We recognize revenue at the point of sale when control over the product is transferred to the customer, when our performance obligations are satisfied, which typically occur at point of sale within our stores.

Appliance Service and Installation Revenue

We generate revenue by selling appliance service and installation revenue. We recognize revenue as service or installation is performed and our obligations are satisfied, which typically occur as the service is provided. Hours and units are used as input methods for measurement of performance.

Directory Service Revenue

We generate directory services revenue from directory subscription services as billed for and accepted by the customer. Directory services revenue is billed and recognized monthly for directory services subscribed. We recognize revenue when the customer accepts and remits payment for services and all performance obligations are satisfied.

Loyalty Programs

We do not have any loyalty programs whereby a customer can accumulate a future accrued benefit. Vintage Stock has a “Cooler than Cash” program whereby the customer is provided with some variable gift card consideration in exchange for selling to the Company used products and receiving payment from the Company on a Vintage gift card instead of receiving cash. The excess gift card consideration over fair value of the used product sold to the Company is expensed as advertising and promotion expense in the period the consideration is provided.

Gift Card Breakage

Vintage Stock provides customers the ability to purchase gift cards. The Company has adopted ASU 2016-04 Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The Company derecognizes gift card amounts in amounts related to expected breakage in proportion to the pattern of rights expected to be exercised by the card holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. Gift Card breakage amounts taken back into income are recorded as other income.

Right of Return

To the extent a right of return exists as more fully described below, the Company establishes up front a reserve for anticipated net returns and records this as a deduction from gross revenue recorded each period.

Vintage Stock

Original receipt and customer identification are required for all returns and or exchanges. A thirty-day return policy is solely for defective new music, movies and video games. Defective products shall be exchanged for a duplicate item. If a duplicate item is not in stock, a refund or store credit will be given to the customer. No exchange or full refund will be made on any item due to price change, dislike of content or game play. Credit card refunds are issued only to the card use for purchase. All comic, concession, rental, card, book, toy and new LP sales are final.

Marquis

Returns are only allowed for defective product. Customer is responsible for shipping charges to return product.

ApplianceSmart

Most products include a one year, parts and labor warranty from the product manufacturer. All shipments are 100 percent insured for loss. Product(s) damaged during shipping are eligible for exchange at no charge to the customer. If the product is damaged, the customer has the right to refuse the delivery.

If the customer is not satisfied with their purchase, the customer may return the product within 14 days of receiving it. Products must be returned in brand new condition and packaged in their original box including all packing materials, manuals, blank warranty cards and accessories included. Products returned must also be free of any cosmetic damage. Products returned that do not meet these requirements may not be eligible for return or will incur a 25 percent restocking fee. Any product that has been installed or attempted to be installed cannot be returned. Shipping and handling charges from our warehouse are non-refundable. Customers are responsible for shipping charges incurred when returning a product. Special order merchandise is not eligible for return or exchange unless it is damaged or defective. The Company reserves the right to cancel open unfilled orders at any time.

Warranties

Marquis provides assurance-type warranties and the warranty provided varies according to product. Warranty claims can only be made for defective product. ApplianceSmart generates revenue by providing third-party service type warranties. The performance obligation on behalf of the ApplianceSmart is limited to procuring the third-party maintenance contract, registering the customer and the product with the insurance provider.

Vintage Stock

No warranties are provided other than manufacturer only warranties if applicable.

Marquis

No additional warranties are provided other than the manufacturer’s warranty.

ApplianceSmart

Most appliance products include a one year, parts and labor warranty from the product manufacturer. ApplianceSmart sells third-party provided extended warranties for appliances. We recognize revenue at the point in time when control over the extended warranty product is transferred to the customer, when our performance obligations are satisfied, which typically occur upon delivery of the extended warranty policy to our customer at point of sale and registration of the appliance extended warranty with the extended warranty provider.

Deferred Revenue

Receivables are recognized in the period we ship the product or provide the service. Payment terms on invoiced amounts are based on contractual terms with each customer. When we receive consideration, or such consideration is unconditionally due, prior to transferring goods or services to the customer under the terms of a sales contract, we record deferred revenue, which represents a contract liability. We recognize deferred revenue as net sales once control of goods and/or services have been transferred to the customer and all revenue recognition criteria have been met and any constraints have been resolved. We defer the product costs until recognition of the related revenue occurs.

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. We have concluded that none of the costs we have incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheet at March 30, 2019, December 31, 2018 and September 30, 2018.

Revenue recognized for Company contracts - $919,202 and $1,547,305 for the three and six months ended March 30, 2019, respectively, and $441,318 for the three and six months ended March 31, 2018.

Practical Expedients and Exemptions:

a.	Taxes collected from customers and remitted to government authorities and that are related to sales of our products are excluded from revenues.

b.	Sales commissions are expensed when incurred because the amortization period would have been one year or less. These costs are recorded in Selling, general and administrative expense in the Condensed Consolidated Financial Statements of Income.

c.	We do not disclose the value of unsatisfied performance obligations for (i) contracts with original expected lengths of one year or less or (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for the services performed.
d.	We have elected to treat shipping and handling as a fulfillment activity not as a separate performance obligation when shipment occurs subsequent to a customer taking control of the product.

Shipping and Handling

The Company classifies shipping and handling costs incurred as fulfillment costs and records them as cost of revenues. Any charges to customers for delivery charges are netted against fulfillment costs.

Customer Liabilities

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws for the three months ended March 31, 2019 and 2018, was $14,844 and $66,531, respectively. Breakage income for the six months ended March 31, 2019 and 2018, was $128,844 and $93,143, respectively.  Breakage income is recorded in other income in our consolidated financial statements. The gift card liability at March 31, 2019 and September 30, 2018 is $1,582,604 and $1,498,125, respectively, and is recorded in accrued liabilities in our consolidated financial statements.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in multiple states including, Arkansas, California, Colorado, Georgia, Idaho, Illinois, Kansas, Missouri, Minnesota, Nevada, New Mexico, New York, Ohio, Oklahoma, Texas, and Utah. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of March 31, 2019. At times, balances may exceed federally insured limits.

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

Subsequently, the FASB has issued the following standards related to ASU 2014-09 and ASU No. 2016-08: ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”); ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”); and, ASU 2017-05—Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05). The Company must adopt ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-05 with ASU 2014-09 (collectively, the “new revenue standards”). The Company has evaluated the provisions of the new revenue standards. We transitioned to the new revenue standards using the modified retrospective method effective October 1, 2018 and did not have a significant impact on our consolidated results of operations, financial condition and cash flows.

ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Under the current implementation guidance in Topic 805, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this Update provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated by public business entities applying the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company has adopted this guidance during its 2018 fiscal year, and it did not have a significant impact on its consolidated results of operations, financial condition and cash flows.

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

Note 3:       Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For our Company, for the three months and six months ended March 31, 2019 and 2018, net income does not differ from comprehensive income.

Note 4:        Balance Sheet Detail Information

	March 31,	September 30,
	2019	2018

Trade receivables, current, net:
Accounts receivable, current	$13,309,951	$14,350,559
Less: Reserve for doubtful accounts	(902,401)	(511,137)
	$12,407,550	$13,839,422
Trade receivables, long term, net:
Accounts receivable, long term	$344,572	$344,572
Less: Reserve for doubtful accounts	(344,572)	(344,572)
	$–	$–
Total trade receivables, net:
Gross trade receivables	$13,654,523	$14,695,131
Less: Reserve for doubtful accounts	(1,246,973)	(855,709)
	$12,407,550	$13,839,422
Inventory, net
Raw materials	$7,581,506	$9,712,839
Work in progress	1,794,705	1,141,486
Finished goods	7,742,672	5,414,072
Merchandise	26,899,230	31,461,311
	44,018,113	47,729,708
Less: Inventory reserves	(589,023)	(1,202,669)
	$43,429,090	$46,527,039
Property and equipment, net:
Building and improvements	$11,147,976	$10,954,843
Transportation equipment	82,266	82,266
Machinery and equipment	19,832,827	23,295,315
Furnishings and fixtures	2,727,896	2,639,616
Office, computer equipment and other	2,391,928	2,530,410
	36,182,893	39,502,450
Less: Accumulated depreciation	(12,284,953)	(11,511,390)
	$23,897,940	$27,991,060
Intangible assets, net:
Domain name and marketing related intangibles	$59,313	$59,313
Lease intangibles	2,239,008	2,239,008
Customer relationship intangibles	4,709,241	4,709,241
Purchased software	2,257,791	2,190,937
	9,265,353	9,198,499
Less: Accumulated amortization	(3,424,201)	(2,532,652)
	$5,841,152	$6,665,847
Accrued liabilities:
Accrued payroll and bonuses	$2,067,433	$2,384,041
Accrued sales and use taxes	1,247,645	1,007,284
Accrued property taxes	138,391	362,388
Accrued rent	478,655	506,989
Deferred revenue	–	354,227
Accrued gift card and escheatment liability	1,678,165	1,593,688
Accrued interest payable	191,939	195,907
Accrued accounts payable and bank overdrafts	1,171,435	942,600
Accrued professional fees	195,638	470,726
Customer deposits	995,581	508,252
Accrued expenses - other	695,593	244,803
	$8,860,475	$8,570,905

Note 5:        Acquisitions

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

Total consideration was $6,500,000, with no liabilities assumed by ASH. On December 30, 2017, ASH agreed to pay the $6,500,000 no later than March 31, 2018. Effective April 1, 2018, ASH issued an interest-bearing promissory note to the Seller, with interest at 5% per annum, with a three-year term in the original amount of $3,919,494 for the balance of the purchase price. Interest is payable monthly in arrears. Ten percent of the outstanding principal amount is due to be repaid annually on a quarterly basis, with any remainder due and payable on maturity, April 1, 2021. This promissory note is guaranteed by ApplianceSmart. The remaining $2,580,506 was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal amount. On December 31, 2017, ASH offset certain liabilities and was provided certain assets from the Seller in the net amount of $1,607,369, against the amount due to the Seller. ASH and Seller agreed to the offset as if it were payment in cash against the purchase price. On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller. In addition, ASH and the Seller modified the terms of when interest and principal would be due. Outstanding principal and accrued and un-paid interest at 5% per annum is now all due and payable on April 1, 2021. At March 31, 2019 and September 30, 2018, the net amount owing to the Seller was $3,721,507 and $3,821,507, respectively, and is included in long term debt, related parties. See Note 9.

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

The unaudited pro forma information below presents statement of income data for the three and six months ended March 31, 2018, as if the acquisition of ApplianceSmart took place on October 1, 2017. Actual unaudited consolidated results of ApplianceSmart are also shown. ApplianceSmart was acquired on December 30, 2017 with only one day of consolidated results for the quarter ended December 31, 2017.

	Proforma	Actual	Proforma	Actual
	Three months	Three months	Six months	Unaudited
	Ended	Ended	Ended	Results through
	March 31, 2018	March 31, 2018	March 31, 2018	March 31, 2018
Net revenue	$11,191,842	$11,191,842	$22,512,817	$11,260,516
Gross profit	3,449,105	3,449,105	4,561,178	3,468,305
Operating income (loss)	272,563	272,563	(1,782,413)	292,218
Net income (loss)	372,690	372,690	(1,717,082)	392,345
Earnings (loss) per basic common share	$0.19	$0.19	$(0.87)	$0.20

Note 6:         Intangibles

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years, favorable leases – over the life of the lease, outstanding lists – 20 years, trade names – 20 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determined lives may be adjusted. Intangible amortization expense is $537,652 and $236,318 for the three months ended March 31, 2019 and 2018, respectively. Intangible amortization expense is $891,549 and $475,970 for the six months ended March 31, 2019 and 2018, respectively.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances as of March 31, 2019:

2020	$1,245,597
2021	1,106,076
2022	952,941
2023	658,838
2024	305,872
Thereafter	1,571,828
$5,841,152

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

The BofA Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Marquis, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Marquis or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Marquis or certain of its subsidiaries. On September 30, 2018, total additional availability under the BofA Revolver was $7,326,680, with $7,600,605 outstanding, and outstanding standby letters of credit of $72,715. During the period of October 1, 2018 through March 31, 2019, Marquis cumulatively borrowed $44,740,439 and repaid $48,120,216 under the BofA Revolver. Maximum borrowing under the BofA Revolver is $15,000,000. Our maximum borrowings outstanding during the same period was $8,070,635. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2018 through March 31, 2019 was 4.19%. As of March 31, 2019, total additional availability under the BofA Revolver was $10,660,628; with $4,220,827 outstanding, and outstanding standby letters of credit of $72,715.

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

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares of Series B Preferred Stock or any shares into which they may be converted or from which they may be exchanged. As a result of the December 21 Agreement, the Company recorded $2,800,000 as an outstanding accrued liability as of September 30, 2016. As of March 31, 2019, and September 30, 2018, the Company had no borrowings on the Kingston line of credit. On December 29, 2016, the Company issued 55,888 shares of Series B Convertible Preferred Stock in settlement of the outstanding accrued liability due Kingston of $2,800,000.

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

Note #2 is $2,209,807, secured by equipment. The Equipment Loan #2 is due January 30, 2022, payable in 59 monthly payments of $34,768 beginning January 30, 2017, with a final payment in the sum of $476,729, bearing interest at 4.63% per annum. This Note #2 was paid in full, with the sale of the Synthetic Turf line within the quarter ended December 31, 2018.

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

The TCB Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Vintage Stock, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock. During the period of October 1, 2018 through March 31, 2019, Vintage Stock cumulatively borrowed $39,643,737 and repaid $40,895,006 under the TCB Revolver. Our maximum borrowings outstanding during the period of October 1, 2018 through March 31, 2019 was $11,931,977. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2018 through March 31, 2019 was 4.7027%. As of March 31, 2019, total additional availability under the TCB Revolver was $1,358,674, with $10,641,326 outstanding; and outstanding standby letters of credit of $0. In connection with the TCB Revolver, Vintage incurred $25,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the TCB Revolver.

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

Crossroads Revolver

On March 15, 2019, ApplianceSmart, Inc. (the “Borrower”), entered into a Loan and Security Agreement (the “Cross Roads Revolver”) with Crossroads Financing, LLC (“Crossroads”), providing for a $4.0 million revolving credit facility, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the lower of (i) up to 75% of inventory cost or (ii) up to 85% of net orderly liquidation value, in each case as further described in the Loan Agreement. The proceeds of the ABL Facility will be used by the Borrower to repay a portion of the outstanding loan owed by ApplianceSmart Holdings LLC, Borrower’s parent (“Parent”), to Appliance Recycling Centers of America, Inc., to pay transaction costs, and for working capital and other general corporate purposes.

Advances under the Crossroads Revolver bear interest at an interest rate equal to the greater of (i) the three-month London Interbank Offered Rate plus 2.19% or (ii) 5.0%. In addition to paying interest on the outstanding principal under the ABL Facility, the Borrower is required to pay Lender a servicing fee equal to 1.0% per month of the amount of the Borrower’s outstanding obligations under the Crossroads Revolver that accrue interest, an annual loan fee of $80,000, an early termination fee described below, and other fees described in the Crossroads Revolver.

Unless terminated early in accordance with its terms, the Crossroads Revolver terminates on March 15, 2021 (the “Maturity Date”). If the Crossroads Revolver is terminated by the Borrower prior to the Maturity Date, Borrower is required to pay Crossroads (i) a fee in an amount equal to $120,000 if the Crossroads Revolver is terminated prior to March 15, 2020 and (b) if the Crossroads Revolver is terminated on or after March 15, 2020, a fee in an amount equal to $80,000.

Advances under the Crossroads Revolver are guaranteed by Parent and ApplianceSmart Contracting, Inc., a wholly-owned subsidiary of Parent. In addition, certain executive officers of the Borrower have agreed to provide validity guarantees. Advances under the Crossroads Revolver are secured by a pledge of substantially all of the assets of the Borrower. The Company is not a guarantor under the Crossroads Revolver.

The Crossroads Revolver contains representations and warranties, events of default, affirmative and negative covenants and indemnities customary for loans of this nature. As of March 31, 2019, the Crossroads Revolver had an balance outstanding of $2,115,050. In connection with the Crossroads Revolver, ApplianceSmart incurred $118,457 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Crossroads Revolver.

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

Loan Covenant Compliance

We are in compliance as of March 31, 2019 and September 30, 2018 with all covenants under our existing revolving and other loan agreements.

Long-term debt as of March 31, 2019 and September 30, 2018 consisted of the following:

	March 31,	September 30,
	2019	2018
Bank of America Revolver Loan - variable interest rate based upon a base rate plus a margin, interest payable monthly, maturity date July 2020, secured by substantially all Marquis assets	$4,220,827	$7,600,605
Texas Capital Bank Revolver Loan - variable interest rate based upon the one-month LIBOR rate plus a margin, interest payable monthly, maturity date November 2020, secured by substantially all Vintage Stock assets and common stock	10,641,326	11,892,595
Crossroads Financial Revolver Loan - variable interest rate based upon the three-month LIBOR rate plus a margin, interest payable monthly, maturity date March 2021, secured by substantially all ApplianceSmart assets	2,115,050	–
Note Payable Comvest Term Loan - variable interest rate based upon LIBOR rate plus a margin, interest payable monthly in cash, principal due quarterly March 31, June 30, September 30, December 31, subject to a variable amortization of principal, maturity date May 26, 2023 note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	18,763,031	22,500,000
Note Payable to the Sellers of Vintage Stock, interest at 8% per annum, with interest payable monthly, amended maturity date of September 6, 2023, note subordinate to both Texas Capital Bank Revolver and Capitala Term Loan, secured by Vintage Stock Assets	10,000,000	10,000,000
Note #1 Payable to Banc of America Leasing & Capital LLC - interest at 3.8905% per annum, with interest and principal payable monthly in the amount of $84,273 for 59 months, beginning September 23, 2016, with a final payment due in the amount of $584,273, maturity date September 2021, secured by equipment	2,458,846	3,230,555
Note #2 Payable to Banc of America Leasing & Capital LLC - interest at 4.63% per annum, with interest and principal payable monthly in the amount of $34,768 for 59 months, beginning January 30, 2017, with a final payment due in the amount of $476,729, maturity date January 2022, secured by equipment	–	1,636,940
Note #3 Payable to Banc of America Leasing & Capital LLC - interest at 4.7985% per annum with interest and principal payable monthly in the amount of $51,658 for 84 months, beginning January 30, 2017, secured by equipment.	2,628,379	2,871,849
Note #4 Payable to Banc of America Leasing & Capital LLC - interest at 4.8907% per annum, with interest and principal payable monthly in the amount of $15,901 for 81 months, beginning April 30, 2017, secured by equipment.	807,339	881,937
Note #5 Payable to Banc of America Leasing & Capital LLC - interest at 4.67% per annum, with interest and principal payable monthly in the amount of $54,943 for 84 months, beginning January 28, 2018, secured by equipment.	3,320,022	3,568,925
Note Payable to Store Capital Acquisitions, LLC, - interest at 9.25% per annum, with interest and principal payable monthly in the amount of $73,970 for 480 months, beginning July 1, 2016, maturity date of June 2056, secured by Marquis land and buildings	9,288,493	9,302,346
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	206,529	206,529
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500,000	500,000
Note payable to individual, interest at 8.5% per annum, payable on a 120 day written demand notice, unsecured	225,000	225,000
Total notes payable	65,174,842	74,417,281
Less unamortized debt issuance costs	(1,578,627)	(1,653,458)
Net amount	63,596,215	72,763,823
Less current portion	(12,284,002)	(13,958,355)
Long-term portion	$51,312,213	$58,805,468

Future maturities of long-term debt at March 31, 2019 are as follows which does not include related party debt separately stated:

Years ending March 31,
2020	$12,284,002
2021	15,749,991
2022	5,130,673
2023	4,393,814
2024	18,022,902
Thereafter	9,593,460
Total	$65,174,842

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

On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919,494 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest accruing from April 1, 2018, payable at maturity, April 1, 2021, in arrears. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,580,506 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of March 31, 2019 and September 30, 2018, there was $3,721,507 and $3,821,507 outstanding on the ApplianceSmart Note, respectively.

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

On March 15, 2019, the ApplianceSmart entered into agreements with the Seller and Cross Roads Financial pursuant to which the Seller agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Seller’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200,000. ApplianceSmart paid $1,200,000 to the Seller $100,000 on March 29, 2019, $250,000 on April 5, 2019 and $850,000 on April 15, 2019 as principal payments on the ApplianceSmart Note – see Note 18.

Isaac Capital Fund Note

In connection with the acquisition of Marquis by the Company, the Company entered into a mezzanine loan in the amount of up to $7,000,000 with Isaac Capital Fund (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. The ICF mezzanine loan bears interest at 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of March 31, 2019, and September 30, 2018, there was $2,000,000 outstanding on this mezzanine loan.

Notes payable, related parties as of March 31, 2019 and September 30, 2018 consisted of the following:

	March 31,	September 30,
	2019	2018

Note Payable and revolving line of credit to the Sellers of ApplianceSmart, Inc., interest rate is 5% per annum, with interest payable monthly, maturity date April 1, 2021, accrued interest and principal all due at maturity. ApplianceSmart may reborrow funds up to the Original Principal amount during the term of the note.	$3,721,507	$3,821,507

Note Payable to Isaac Capital Fund, interest rate is 12.5% per annum, with interest payable monthly, maturity date January 2021.	2,000,000	2,000,000
Total notes payable - related parties	5,721,507	5,821,507
Less unamortized debt issuance costs	–	–
Net amount	5,721,507	5,821,507
Less current portion	–	(391,949)
Long-term portion	$5,721,507	$5,429,558

Future maturities of notes payable, related parties at March 31, 2019 are as follows:

Years ending March 31,
2020	$–
2021	2,000,000
2022	3,721,507
2023	–
2024	–
Thereafter	–
Total	$5,721,507

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

On March 31, 2019, and September 30, 2018, there were 1,000,000 authorized and 214,244 shares issued and outstanding of Series B Convertible Preferred Stock, with a par value of $0.001 per share.

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

During the three and six months ended March 31, 2019 and 2018, respectively, the Company did not issue any shares of Series B Convertible Preferred Stock.

Series E Convertible Preferred Stock

As of March 31, 2019, and September 30, 2018, there were 200,000 shares authorized, 127,840 shares issued and 77,840 shares outstanding of Series a Preferred Stock, with a par value of $0.001 per share. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into shares of our common stock on a one-to-one basis together with payment of $85.50 per converted share. On November 18, 2017, the Company repurchased 50,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $4,000.

During the three months ended March 31, 2019 and 2018, the Company accrued dividends of $292 and $292, respectively, payable to holders of Series E preferred stock. During the six months ended March 31, 2019 and 2018, the Company accrued dividends of $584 and $584, respectively, payable to holders of Series E preferred stock. As of March 31, 2019, and September 30, 2018, unpaid dividends were $584 and $1,168, respectively.

Common Stock

On December 31, 2018, and September 30, 2018, there was 10,000,000 shares authorized, 2,088,186 shares outstanding, and 1,942,428 and 1,945,247 shares issued, respectively, of Common Stock, with a par value of $0.001 per share.

During the three months ended December 31, 2018 and 2017, respectively, the Company did not issue any shares of common stock.

Treasury Stock

For the three months ended March 31, 2019 and 2018, the Company purchased 40,528 and 10,000 shares of its common stock on the open market (treasury shares for $302,384 and $128,055, respectively). For the six months ended March 31, 2019 and 2018, the Company purchased 43,347 and 29,743 of its common stock on the open market (treasury shares for $321,462 and $377,447, respectively).

The Company accounted for the purchase of these treasury shares using the cost method. At March 31, 2019, the Company held 186,286 shares of its common stock as treasury shares at a cost of $1,871,473. At September 30, 2018, the Company held 142,939 shares of its common stock as treasury shares at a cost of $1,550,011.

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

Note 11:        Warrants

The Company issued several notes in prior periods and converted them, resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at March 31, 2019 and September 30, 2018, respectively:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2018	118,029	$20.80	1.35	$2,855,734
Exercisable at September 30, 2018	118,029	$20.80	1.35	$2,855,734

Outstanding at March 31, 2019	118,029	$20.80	0.85	$2,147,559
Exercisable at March 31, 2019	118,029	$20.80	0.85	$2,147,559

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

As of March 31, 2019, the Company had 118,029 common stock warrants outstanding with a weighted average exercise price, weighted average remaining contractual term and intrinsic value of $20.80, 0.85 years and $2,147,559, respectively. As of September 30, 2018, the Company had 118,029 common stock warrants outstanding with weighted average exercise price, weighted average remaining contractual term and intrinsic value of $20.80, 1.35 years and $2,855,734, respectively.

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018, the Company memorialized an agreement reached prior to any of the warrants expiring, to extend the expiration date for two years, just prior to expiration for all warrants listed. Warrants outstanding and exercisable as of September 30, 2018 and September 30, 2017 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019. The Company did not recognize any compensation expense during the six months ended March 31, 2019 and 2018, respectively, related to warrant awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures. No forfeitures are estimated.

The exercise price for the Series B Convertible Preferred Stock warrants outstanding and exercisable at March 31, 2019 and September 30, 2018, are as follows:

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

Stock Options

The following table summarizes stock option activity for the twelve months ended September 30, 2018 and the six months ended March 31, 2019:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2017	211,668	$13.19	3.47	$454,417
Granted	20,000	32.24	9.02
Exercised	–
Forfeited	–
Outstanding at September 30, 2018	231,668	$14.84	3.04	$162,500
Exercisable at September 30, 2018	190,639	$11.89	2.08	$162,500

Outstanding at September 30, 2018	231,668	$14.84	3.04	$162,500
Granted	–
Exercised	–
Forfeited	(25,000)
Outstanding at March 31, 2019	206,668	$16.03	2.87	$25,000
Exercisable at March 31, 2019	176,070	$13.29	1.82	$25,000

The Company recognized compensation expense of $31,602 and $68,084 during the three months ended March 31, 2019 and 2018, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures. The Company recognized compensation expense of $78,201 and $140,185 during the six months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, the Company has $208,604 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as compensation expense through October of 2022.

The exercise price for stock options outstanding and exercisable outstanding at March 31, 2019 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
6,250	$5.00	6,250	$5.00
25,000	7.50	25,000	7.50
31,250	10.00	31,250	10.00
4,167	10.86	4,167	10.86
4,167	10.86	4,167	10.86
4,167	10.86	1,736	10.86
4,167	10.86
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
75,000	15.18	75,000	15.18
8,000	23.41	8,000	23.41
8,000	27.60	8,000	27.60
8,000	31.74
8,000	36.50
8,000	41.98
206,668		176,070

The following table summarizes information about the Company’s non-vested shares outstanding as of March 31, 2019 and September 30, 2018:

		Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at September 30, 2017	36,668	$17.70
Granted	20,000	$10.14
Vested	(15,639)	$15.72
Non-vested at September 30, 2018	41,029	$12.88

Non-vested at September 30, 2018	41,029	$12.88
Granted	–	$–
Vested	(10,431)	$14.21
Non-vested at March 31, 2019	30,598	$14.14

Options were granted during fiscal 2018, where the exercise price was less than the common stock price at the date of grant or where the exercise price was greater than the common stock price at the date of grant. There have been no options granted in fiscal 2019 through March 31, 2019. The assumptions used in calculating the fair value of stock options granted in fiscal 2018 use the Black-Scholes option pricing model for options granted were as follows:

Risk-free interest rate	1.25%
Expected life of the options	5 and 10 years
Expected volatiility	107%
Expected dividend yield	0%

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

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Basic

Net income	$473,406	$1,923,273	$2,003,915	$3,800,828
Less: preferred stock dividends	(292)	(292)	(584)	(584)
Net income applicable to common stock	$473,114	$1,922,981	$2,003,331	$3,800,244

Weighted average common shares outstanding	1,925,972	1,970,136	1,935,610	1,972,758

Basic earnings per share	$0.25	$0.98	$1.03	$1.93

Diluted

Net income applicable to common stock	$473,114	$1,922,981	$2,003,331	$3,800,244
Add: preferred stock dividends	292	292	584	584
Net income applicable for diluted earnings per share	$473,406	$1,923,273	$2,003,915	$3,800,828

Weighted average common shares outstanding	1,925,972	2,027,564	1,999,983	1,972,758
Add: Options	2,255	44,923	6,916	44,171
Add: Series B Preferred Stock	1,071,200	1,071,200	1,071,200	1,071,200
Add: Series B Preferred Stock Warrants	590,145	590,145	590,145	590,145
Add: Series E Preferred Stock	77,840	77,840	77,840	77,840
Assumed weighted average common shares outstanding	3,667,412	3,811,672	3,746,084	3,756,114

Diluted earnings per share	$0.13	$0.50	$0.53	$1.01

There are 175,418 and 121,250 common stock options that are anti-dilutive that are not included in the three months ended March 31, 2019 and 2018, diluted earnings per share computations, respectively.

Note 14:        Related Party Transactions

In connection with its purchase of Marquis, Marquis entered into a mezzanine loan in the amount of up to $7,000,000 with ICF. The ICF mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of March 31, 2019, and September 30, 2018, respectively, there was $2,000,000 outstanding on this mezzanine loan. During the three months ended March 31, 2019 and 2018, the Company recognized total interest expense of $62,501, associated with the ICF notes. During the six months ended March 31, 2019 and 2018, the Company recognized total interest expense of $126,389, associated with the ICF notes.

Customer Connexx LLC, a wholly-owned subsidiary of Appliance Recycling Centers of America, Inc. (“ARCA”), rents approximately 9,879 square feet of office space from the Company at its Las Vegas office which totals 11,100 square feet. ARCA paid the Company $138,872 and $29,929 in rent and other reimbursed expenses for the three months ended March 31, 2019 and 2018, respectively. ARCA paid the Company $183,437 and $75,317 in rent and other reimbursed expenses for the six months ended March 31, 2019 and 2018, respectively. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, Chief Financial Officer of the Company, are Chief Executive Officer and Board of Directors member and Chief Financial Officer of ARCA, respectively.

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018, the Company memorialized an agreement reached prior to any of the warrants expiring, to extend the expiration date for two years, just prior to expiration for all warrants listed. Warrants outstanding and exercisable as of March 31, 2019 and September 30, 2018 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019.

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

Under a transition service agreement between ARCA and ApplianceSmart, ARCA would provide healthcare benefits to ApplianceSmart employees from January 1, 2018 thru December 31, 2018 for a monthly fee of $22,500. ApplianceSmart paid ARCA transition services fees of $0 for the three and six months ended March 31, 2019. Transition service fees expensed by ApplianceSmart were $0 and $67,500 for the three and six months ended March 31, 2019. The transaction service fees liability at March 31, 2019 and September 30, 2018 are $90,000 and $135,000, respectively.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller. At March 31, 2019 and September 30, 2018, respectively, there was $3,721,507 and $3,821,507 outstanding on this ApplianceSmart Note, respectively.

In connection with the acquisition of Vintage Stock on November 3, 2016, Rodney Spriggs, President of Vintage Stock, holds a 41.134752% interest in the $10,000,000 Seller Subordinated Acquisition Note payable by VSAH. The terms of payment are interest only, payable monthly on the 1st of each month, until maturity 5 years and 6 months from the date of the note – November 3, 2016. Interest paid to Mr. Spriggs for the three months ended March 31, 2019 and 2018, was $82,270 and $82,270, respectively. Interest paid to Mr. Spriggs for the six months ended March 31, 2019 and 2018 was $165,454 and $165,454, respectively.  Interest unpaid and accrued as of March 31, 2019 and September 30, 2018 is $27,423 and $27,423, respectively.

Also see Note 5, 8, 9, 10 and 11.

Note 15:        Commitments and Contingencies

Litigation

The Company is involved in various claims and lawsuits arising in the normal course of business. These proceedings could result in fines, penalties, compensatory or treble dames or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of March 31, 2019, results of operations, cash flows or liquidity of the Company.

Note 16:        Income Taxes

The income tax rate for the six months ended March 31, 2019 and March 31, 2018 were 27.7% and 50.1%, respectively. The effective income tax rate differs from the U.S. federal statuary rate primarily due to state taxes and certain non-deductible expenses. As of March 31, 2019, and March 31, 2018 the Company had no uncertain tax positions. The Company is subject to taxation and files income tax returns in the U.S., and various state jurisdictions. The Company is subject to audit for U.S. purposes for the current and prior three years; and for state purposes the current and prior four years.

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

The following tables summarize segment information for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

Revenues
Retail and Online	$25,747,635	$31,183,512	$56,392,650	$52,476,983
Manufacturing	21,062,147	20,808,622	43,444,432	39,687,157
Services	163,369	187,794	332,009	383,852
	$46,973,151	$52,179,928	$100,169,091	$92,547,992

Gross profit
Retail and Online	$12,741,758	$14,536,885	$26,318,041	$25,992,687
Manufacturing	5,755,461	4,936,246	11,357,119	9,688,814
Services	153,930	177,570	313,067	365,090
	$18,651,149	$19,650,701	$37,988,227	$36,046,591

Operating income (loss)
Retail and Online	$(129,237)	$2,391,848	$(367,889)	$4,623,324
Manufacturing	2,022,072	1,504,823	4,192,549	3,007,077
Services	153,540	177,292	312,207	364,350
	$2,046,375	$4,073,963	$4,136,867	$7,994,751

Depreciation and amortization
Retail and Online	$882,227	$440,503	$1,670,478	$1,117,964
Manufacturing	610,193	866,756	1,303,711	1,585,200
Services	–	–	–	–
	$1,492,420	$1,307,259	$2,974,189	$2,703,164

Interest expenses
Retail and Online	$1,120,205	$1,349,291	$2,295,996	$3,371,698
Manufacturing	415,792	472,429	892,734	918,334
Services	–	–	–	–
	$1,535,997	$1,821,720	$3,188,730	$4,290,032

Net income before provision for income taxes
Retail and Online	$(1,332,758)	$1,161,581	$(2,605,175)	$5,214,176
Manufacturing	1,854,486	1,019,656	5,066,106	2,083,049
Services	153,604	177,292	312,271	364,350
	$675,332	$2,358,529	$2,773,202	$7,661,575

	As of	As of
	March 31,	September 30,
	2019	2018
Total assets
Retail and Online	$83,439,817	$88,799,584
Manufacturing	48,335,629	52,915,109
Services	72,215	57,703
	$131,847,661	$141,772,396

Goodwill and intangible assets
Retail and Online	$42,458,607	$43,268,668
Manufacturing	329,280	343,914
Services	–	–
	$42,787,887	$43,612,582

Note 18:        Subsequent Events

ApplianceSmart Note

On March 15, 2019, ApplianceSmart entered into subordination agreements with the Seller and Crossroads pursuant to which it agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Seller’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200,000 payable within 15 days of the agreement. ApplianceSmart paid $1,200,000 to the Company $100,000 on March 29, 2019, $250,000 on April 5, 2019 and $850,000 on April 15, 2019 as principal payments on the ApplianceSmart Note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2019, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the “2018 Form 10-K”).

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

ApplianceSmart

On December 30, 2017, the Company, through its newly formed, wholly-owned subsidiary, ApplianceSmart Holdings LLC, entered into a series of agreements in connection with its purchase of ApplianceSmart. ApplianceSmart is engaged in the sale of new major appliances through a chain of company-owned retail stores. ApplianceSmart is a leading appliance dealer in Minnesota, Ohio, Georgia and Texas with 9 stores. ApplianceSmart sells leading brands such as Whirlpool, General Electric, Frigidaire, LG and Samsung.

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

Results of Operations Three Months Ended March 31, 2019 and 2018

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
		% of Total		% of Total
		Revenue		Revenue
Statement of Income Data:
Revenue	$46,973,151	100.0%	$52,179,928	100.0%
Cost of Revenue	28,322,002	60.3%	32,529,227	62.3%
Gross Profit	18,651,149	39.7%	19,650,701	37.7%
General and Administrative Expense	12,793,674	27.2%	11,856,575	22.7%
Selling and Marketing Expense	3,811,100	8.1%	3,720,163	7.1%
Operating Income	2,046,375	4.4%	4,073,963	7.8%
Interest Expense, net	(1,535,997)	-3.3%	(1,821,720)	-3.5%
Bargain Purchase Gain on Acquisition	–	0.0%	–	0.0%
Other Income	164,954	0.4%	106,286	0.2%
Net Income before Income Taxes	675,332	1.4%	2,358,529	4.5%
Provision for Income Taxes	201,926	0.4%	435,256	0.8%
Net Income	$473,406	1.0%	$1,923,273	3.7%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Net	% of	Net	% of Total
	Revenue	Total Revenue	Revenue	Total Revenue
Revenue
Used Movies, Music, Games and Other	$10,671,761	22.7%	$11,484,038	22.0%
New Movies, Music, Games and Other	8,562,384	18.2%	8,196,249	15.7%
Rentals, Concessions and Other	254,659	0.5%	311,381	0.6%
Retail Appliance Boxed Sales	4,498,518	9.6%	7,694,343	14.7%
Retail Appliance UnBoxed Sales	1,334,723	2.8%	3,040,023	5.8%
Retail Appliance Service, Warranty and Other	425,590	0.9%	457,478	0.9%
Carpets	14,047,558	29.9%	13,821,590	26.5%
Hard Surface Products	6,701,899	14.3%	5,689,905	10.9%
Synthetic Turf Products	312,690	0.7%	1,297,127	2.5%
Directory Services	163,369	0.3%	187,794	0.4%
Total Revenue	$46,973,151	100.0%	$52,179,928	100.0%

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$8,715,967	81.7%	$8,910,987	77.6%
New Movies, Music, Games and Other	2,527,102	29.5%	1,979,062	24.1%
Rentals, Concessions and Other	162,300	63.7%	197,725	63.5%
Retail Appliance Boxed Sales	1,030,780	22.9%	1,651,788	21.5%
Retail Appliance UnBoxed Sales	551,299	41.3%	1,195,871	39.3%
Retail Appliance Service, Warranty and Other	(245,690)	-57.7%	601,452	131.5%
Carpets	3,946,226	28.1%	3,844,943	27.8%
Hard Surface Products	1,797,499	26.8%	1,409,933	24.8%
Synthetic Turf Products	11,736	3.8%	(318,630)	-24.6%
Directory Services	153,930	94.2%	177,570	94.6%
Total Gross Profit	$18,651,149	39.7%	$19,650,701	37.7%

Revenue

Revenue decreased $5,206,777, or 10.0% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The decrease in revenue was primarily attributable to the following:

Retail Boxed Sales decreased $3,195,825, Retail Appliance UnBoxed Sales decreased $1,705,300 and Retail Appliance Service, Warranty and Other decreased $31,888 over the same period last fiscal year. This decline was driven by lower inventory across our retail locations because of financing that did not result in funding until after the end of the second quarter end March 31, 2019.

Revenue increased in the following categories as compared to the prior year period:

New Movies, Music, Games and Other $336,135 or 4.5%.

Carpets increased $225,968 or 1.6%.

Hard Surface Products increased $1,011,994 or 17.8%.

The revenue increases were offset by the following decreases in revenue as compared to the prior year period:

Synthetic Turf Products decreased $984,437 or 75.9%. We sold this business unit in December 2018.

Used Movies, Music, Games and Other decreased $812,277 or 7.1%.

Directory Services decreased $24,425 or 13.0%.

Cost of Revenue

Cost of revenue decreased $4,207,225, or 12.9% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily because of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit decreased $999,552 or 5.1%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The decrease in gross profit was primarily attributable to the following:

Gross profits from ApplianceSmart, declined year-over-year: Retail Appliance Boxed Sales declined $621,008 or 37.6% at a 22.9% gross profit margin. Retail Appliance UnBoxed Sales declined by $644,572, or 53.9% at a 41.3% gross profit margin. Retail Appliance Service, Warranty and Other declined by $847,142 or 140.8% at a gross profit loss of $245,690. This performance was driven by unexpected inventory shortfalls in the quarter and financing that was not funded until after the end of the quarter ended March 31, 2019.

Used Movies, Music, Games and Other decreased $195,020 or 2.2%. Gross profit margin increased to 81.7% from 77.6% due to mixshift to higher margin products.

Rentals, Concession and Other decreased $35,425, or 17.9%. Gross profit margin increased to 63.7% from 63.5%.

Directory Services decreased $23,640 or 13.3%. Directory Services gross profit margin decreased slightly to 94.2% from 94.6%.

The decline in gross profit was partially offset by decreases in the following categories as compared to the prior year period:

New Movies, Music, Games and Other increased $548,040 or 27.7%. New Movies, Music, Games and Other gross profit margin increased to 29.5% from 24.1% as a result of a favorable product mix compared to the same period in the prior year.

Carpets increased $101,283 or 2.6%. Gross profit margin increased to 28.1% from 27.8%.

Hard Surface Products increased $387,566 or 27.5%. Gross profit margin increased to 26.8% from 24.8% driven by favorable customer mix compared to the same period in the prior year.

Synthetic Turf Products increased $330,366 or 103.7%. We sold this business unit in December 2018.

General and Administrative Expense

General and Administrative expense increased $937,099 or 7.9%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Selling and Marketing Expense

Selling and marketing expense increased $90,937 or 2.4%, for the three months March 31, 2019 as compared to the three months ended March 31, 2018.

Operating Income

Because of the factors described above, operating income of $2,046,375 for the three months ended March 31, 2019 represented a decrease of $2,027,588 over the comparable prior year period of $4,073,963, or 49.8%.

Interest Expense, net

Interest expense net decreased $285,723 or 15.7%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to refinancing the Capitala term loan with Comvest in June 2018. During the quarter, the Company continued to pay down of debt for the financing related to the acquisition of Vintage Stock as more fully discussed in Notes 5 and 8 of the unaudited condensed consolidated financial statements reducing interest expense.

Other Income and Expense

Other income and expense increased $58,668, or 55.2%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Provision for Income Taxes

Provision for income taxes was $201,926, for the three months ended March 31, 2019 as compared to a provision for income taxes of $435,256 for the three months ended March 31, 2018.

Net Income

The factors described above led to net income of $473,406 for the three months ended March 31, 2019, or a 75.4% decrease from net income of $1,923,273 for the three months ended March 31, 2018.

Results of Operations Six Months Ended March 31, 2019 and 2018

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Six Months Ended		Six Months Ended
	March 31, 2019		March 31, 2018
		% of Total		% of Total
		Revenue		Revenue
Statement of Income Data:
Revenue	$100,169,091	100.0%	$92,547,992	100.0%
Cost of Revenue	62,180,864	62.1%	56,501,401	61.1%
Gross Profit	37,988,227	37.9%	36,046,591	38.9%
General and Administrative Expense	25,694,346	25.7%	22,255,705	24.0%
Selling and Marketing Expense	8,157,014	8.1%	5,796,135	6.3%
Operating Income	4,136,867	4.1%	7,994,751	8.6%
Interest Expense, net	(3,188,730)	-3.2%	(4,290,032)	-4.6%
Bargain Purchase Gain on Acquisition	–	0.0%	3,773,486	4.1%
Other Income	1,825,065	1.8%	183,370	0.2%
Net Income before Income Taxes	2,773,202	2.8%	7,661,575	8.3%
Provision for Income Taxes	769,287	0.8%	3,860,747	4.2%
Net Income	$2,003,915	2.0%	$3,800,828	4.1%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Six Months Ended		Six Months Ended
	March 31, 2019		March 31, 2018
	Net	% of	Net	% of Total
	Revenue	Total Revenue	Revenue	Total Revenue
Revenue
Used Movies, Music, Games and Other	$21,931,883	21.9%	$22,855,946	24.7%
New Movies, Music, Games and Other	18,948,183	18.9%	17,760,605	19.2%
Rentals, Concessions and Other	550,472	0.5%	599,915	0.6%
Retail Appliance Boxed Sales	10,239,941	10.2%	7,741,689	8.4%
Retail Appliance UnBoxed Sales	3,380,449	3.4%	3,056,452	3.3%
Retail Appliance Service, Warranty and Other	1,341,722	1.3%	462,376	0.5%
Carpets	28,337,963	28.3%	26,725,275	28.9%
Hard Surface Products	13,636,863	13.6%	10,778,324	11.6%
Synthetic Turf Products	1,469,606	1.5%	2,183,558	2.4%
Directory Services	332,009	0.3%	383,852	0.4%
Total Revenue	$100,169,091	100.0%	$92,547,992	100.0%

	Six Months Ended		Six Months Ended
	March 31, 2019		March 31, 2018
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$17,783,738	81.1%	$17,798,011	77.9%
New Movies, Music, Games and Other	4,928,464	26.0%	4,347,666	24.5%
Rentals, Concessions and Other	359,588	65.3%	378,699	63.1%
Retail Appliance Boxed Sales	2,332,445	22.8%	1,662,341	21.5%
Retail Appliance UnBoxed Sales	1,178,674	34.9%	1,201,360	39.3%
Retail Appliance Service, Warranty and Other	(264,868)	-19.7%	604,610	130.8%
Carpets	7,607,695	26.8%	6,974,293	26.1%
Hard Surface Products	3,544,948	26.0%	2,729,484	25.3%
Synthetic Turf Products	204,476	13.9%	(14,963)	-0.7%
Directory Services	313,067	94.3%	365,090	95.1%
Total Gross Profit	$37,988,227	37.9%	$36,046,591	38.9%

Revenue

Revenue increased $7,621,099, or 8.2% for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018.

The increase in revenue was primarily attributable to the following:

ApplianceSmart revenues increased: Retail Appliance Boxed Sales of $2,498,252, Retail Appliance UnBoxed Sales of $323,997 and Retail Appliance Delivery, Warranty and Other of $879,346. ApplianceSmart was acquired on December 30, 2017 and had one full quarter plus one day of operations in the prior six month period.

Revenue increased in the following categories as compared to the prior year period (excluding ApplianceSmart categories mentioned above):

New Movies, Music, Games and Other $1,187,578 or 6.7%.

Carpets increased $1,612,688 or 6.0%.

Hard Surface Products increased $2,858,539 or 26.5%.

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Synthetic Turf Products decreased $713,952 or 32.7%. We sold this business unit in December 2018.

Used Movies, Music, Games and Other decreased $924,063 or 4.0%.

Rentals, Concessions and Other decreased $49,443 or 8.2%.

Directory Services decreased $51,843 or 13.5%.

Cost of Revenue

Cost of revenue increased $5,679,463 or 10.1% for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018, primarily because of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $1,941,636 or 5.4% for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018.

The increase in gross profit was primarily attributable to the following:

New Movies, Music, Games and Other increased $580,798 or 13.4%. New Movies, Music, Games and Other gross profit margin increased to 26.0% from 24.5% as a result of a favorable product mix compared to the same period in the prior year.

Retail Appliance Boxed increased $670,104 or 40.3%

Carpets increased $633,402 or 9.1%. Gross profit margin increased to 26.8% from 26.1%.

Hard Surface Products increased $815,464 or 29.9%. Gross profit margin increased to 26.0% from 25.3% driven by favorable customer mix compared to the same period in the prior year.

Synthetic Turf Products increased $219,439 or 1466.5%. We sold this business unit in December 2018.

The increase in gross profit was partially offset by decreases in the following categories as compared to the prior year period:

Retail Appliance Service, Warranty and Other decreased by $869,478 or 143.8% at a gross profit loss of $264,868.

Retail UnBoxed decreased $22,686 or 1.9%.

Used Movies, Music, Games and Other decreased $14,273 or 0.1%. Gross profit margin increased to 81.1% from 77.9% due to mixshift to higher margin products.

Rentals, Concession and Other decreased $19,111 or 5.0%. Gross profit margin increased to 65.3% from 63.1%.

Directory Services decreased $52,023 or 14.2%. Directory Services gross profit margin decreased slightly to 94.3% from 95.1%.

General and Administrative Expense

General and Administrative expense increased $3,438,641 or 15.5%, for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018. This was primarily attributable to our acquisition of ApplianceSmart on December 30, 2017.

Selling and Marketing Expense

Selling and marketing expense increased $2,360,879 or 40.7%, for the six months March 31, 2019 as compared to the six months ended March 31, 2018. This was primarily attributable to our acquisition of ApplianceSmart on December 30, 2017.

Operating Income

Because of the factors described above, operating income of $4,136,867 for the six months ended March 31, 2019 represented a decrease of $3,857,884 over the comparable prior year period of $7,994,751, or 48.3%.

Interest Expense, net

Interest expense net decreased $1,101,302 or 25.7%, for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018 primarily due to refinancing the Capitala loan with Comvest in June 2018. During the quarter, the Company continued to pay down of debt for the financing related to the acquisition of Vintage Stock as more fully discussed in Notes 5 and 8 of the unaudited condensed consolidated financial statements reducing interest expense.

Other Income and Expense

Other income and expense increased $1,641,695, or 895.3%, for the six months ended March 31, 2019 as compared to the six months ended March 31, 2018 due to the sale of our Synthetic Turf Products business unit in December 2018.

Provision for Income Taxes

Provision for income taxes was $769,287, for the six months ended March 31, 2019 as compared to a provision for income taxes of $3,860,747 for the six months ended March 31, 2018. The provision for income taxes in the prior year contain an approximate $2.3 million adjustment for a change in the income tax rate for US corporations.

Net Income

The factors described above led to net income of $2,003,915 for the six months ended March 31, 2019, or a 47.3% decrease from net income of $3,800,828 for the six months ended March 31, 2018.

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

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Segments in $				Segments in $
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total
Revenue	$25,747,635	$21,062,147	$163,369	$46,973,151	$31,183,512	$20,808,622	$187,794	$52,179,928
Cost of Revenue	13,005,877	15,306,686	9,439	28,322,002	16,646,627	15,872,376	10,224	32,529,227
Gross Profit	12,741,758	5,755,461	153,930	18,651,149	14,536,885	4,936,246	177,570	19,650,701
General and Administrative Expense	11,260,505	1,532,779	390	12,793,674	10,499,918	1,356,379	278	11,856,575
Selling and Marketing Expense	1,610,490	2,200,610	–	3,811,100	1,645,119	2,075,044	–	3,720,163
Operating Income (Loss)	$(129,237)	$2,022,072	$153,540	$2,046,375	$2,391,848	$1,504,823	$177,292	$4,073,963

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Segments in % of Revenue				Segments in % of Revenue
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total
Revenue	45.7%	48.5%	49.2%	46.9%	59.4%	52.4%	48.9%	56.4%
Cost of Revenue	23.1%	35.2%	2.8%	28.3%	31.7%	40.0%	2.7%	35.1%
Gross Profit	22.6%	13.2%	46.4%	18.6%	27.7%	12.4%	46.3%	21.2%
General and Administrative Expense	20.0%	3.5%	0.1%	12.8%	20.0%	3.4%	0.1%	12.8%
Selling and Marketing Expense	2.9%	5.1%	0.0%	3.8%	3.1%	5.2%	0.0%	4.0%
Operating Income (Loss)	-0.2%	4.7%	46.2%	2.0%	4.6%	3.8%	46.2%	4.4%

Retail and Online Segment

Segment results for Retail and Online include Vintage and ApplianceSmart. Revenue and Cost of Revenue for the Retail and Online Segment for the three months ended March 31, 2019 are detailed in the “Revenue” and “Cost of Revenue” sections above.

Operating income for the three months ended March 31, 2019 decreased $2,521,085 or 105.4%.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue and Cost of Revenue for the Manufacturing Segment for the three months ended March 31, 2019 are detailed in the “Revenue” and “Cost of Revenue” sections above. Operating income for the three months ended March 31, 2019 increased $517,249, or 34.4%, as compared to the prior year period, because of an increase in gross profit of $819,215, partially offset by increases in general and administrative expense of $176,400 and selling and marketing expense of $125,566.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenue and Cost of Revenue for the Services Segment for the three months ended March 31, 2019 are detailed in the “Revenue” and “Cost of Revenue” sections above. Operating earnings for the three months ended March 31, 2019 decreased $23,572, or 13.4% compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

	Six Months Ended March 31, 2019				Six Months Ended March 31, 2018
	Segments in $				Segments in $
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total
Revenue	$56,392,650	$43,444,432	$332,009	$100,169,091	$52,476,983	$39,687,157	$383,852	$92,547,992
Cost of Revenue	30,074,609	32,087,313	18,942	62,180,864	26,484,296	29,998,343	18,762	56,501,401
Gross Profit	26,318,041	11,357,119	313,067	37,988,227	25,992,687	9,688,814	365,090	36,046,591
General and Administrative Expense	22,670,186	3,023,300	860	25,694,346	19,511,521	2,743,445	739	22,255,705
Selling and Marketing Expense	4,015,744	4,141,270	–	8,157,014	1,857,842	3,938,292	1	5,796,135
Operating Income (Loss)	$(367,889)	$4,192,549	$312,207	$4,136,867	$4,623,324	$3,007,077	$364,350	$7,994,751

	Six Months Ended March 31, 2019				Six Months Ended March 31, 2018
	Segments in % of Revenue				Segments in % of Revenue
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	53.3%	73.9%	5.7%	62.1%	50.5%	75.6%	4.9%	61.1%
Gross Profit	46.7%	26.1%	94.3%	37.9%	49.5%	24.4%	95.1%	38.9%
General and Administrative Expense	40.2%	7.0%	0.3%	25.7%	37.2%	6.9%	0.2%	24.0%
Selling and Marketing Expense	7.1%	9.5%	0.0%	8.1%	3.5%	9.9%	0.0%	6.3%
Operating Income (Loss)	-0.7%	9.7%	94.0%	4.1%	8.8%	7.6%	94.9%	8.6%

Retail and Online Segment

Segment results for Retail and Online include Vintage and ApplianceSmart. Revenue and Cost of Revenue for the Retail and Online Segment for the six months ended March 31, 2019 are detailed in the “Revenue” and “Cost of Revenue” sections above.

Operating income for the six months ended March 31, 2019 decreased $4,991,213 or 108.0% as compared to the prior year period.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. The synthetic turf products business was sold in December 2018. Revenue and Cost of Revenue for the Manufacturing Segment for the six months ended March 31, 2019 are detailed in the “Revenue” and “Cost of Revenue” sections above. Operating income for the six months ended March 31, 2019 increased $1,185,472, or 39.4%, as compared to the prior year period, because of an increase in gross profit of $1,688,305, partially offset by increases in general and administrative expense of $279,855 and selling and marketing expense of $202,978.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenue and Cost of Revenue for the Services Segment for the six months ended March 31, 2019 are detailed in the “Revenue” and “Cost of Revenue” sections above. Operating earnings for the six months ended March 31, 2019 decreased $52,143, or 14.3% compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the BofA Revolver, Crossroads Revolver and the TCB Revolver, together will provide sufficient liquidity to fund our operations, pay our scheduled loan payments, fund our continued investments in store openings and remodeling activities, continue to repurchase shares and pay dividends on our series E preferred shares as declared by the Board of Directors, for at least the next 12 months.

We have three asset-based revolver lines of credit (a) the BofA Revolver utilized by Marquis, (b) the TCB Revolver utilized by Vintage Stock, and (c) the Crossroads Revolver utilized by ApplianceSmart.

As of March 31, 2019, we had total cash on hand of $3,292,440 and an additional $10,660,628 of available borrowing under the BofA Revolver, $1,884,950 of available borrowing under the Crossroads Revolver and an additional $1,358,674 of available borrowing under the TCB Revolver. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances, our then-current commitments and obligations, the amount, nature and timing of our capital requirements, any limitations imposed by our current credit arrangements and overall market conditions.

Cash Flows

During the six months ended March 31, 2019, cash provided by operations was $6,985,809, compared to $7,041,108 during the six months ended March 31, 2018. The increase in cash provided by operations of $69,219 as compared to the prior period; was primarily due to a decrease in net income of $1,796,913, an increase in depreciation and amortization expense of $271,025, an increase in non-cash asset retirements of $104,185, a decrease due to the bargain purchase gain of Appliancesmart of $3,773,486, a decrease due to gain on sale of equipment of $1,521,637, a decrease to the change in deferred income taxes of $3,118,164, a decrease in non-cash expenses of $4,678, and an increase in cash provided by operations for working capital purposes of $2,237,397.

Some of the significant changes in cash provided by or used by operations for working capital purposes, as compared to the prior year period include:

Cash provided by a decrease in prepaid expenses and other current assets of $2,046,879.

Cash provided by a decrease in inventory of $6,352,955 at Vintage Stock, ApplianceSmart and Marquis.

Cash used by an increase in accounts receivable of $1,156,376 due to increased sales at Marquis and ApplianceSmart on account.

Cash used by a decrease in accounts payable by $3,299,950 at Marquis, Vintage and Appliancesmart.

Cash provided by and used in investing activities was $3,346,920 and $6,913,314 for the six months ended March 31, 2019 and 2018, respectively. The $10,260,234 increase in cash provided by investing activities, as compared to the prior period, is primarily attributable to proceeds from the sale of property and equipment of $4,367,249, a decrease in the purchase of property and equipment of $5,562,635 and a decrease in the purchase of intangible assets of $330,350.

Cash used by financing activities was $9,782,358 and $1,065,322 for the six months ended March 31, 2019 and 2018, respectively. The $8,717,036 increase in cash used in investing activities, as compared to the prior period, was attributable to an increase in net payments on our three revolver loans of $1,740,329; payment of $118,457 for debt issuance costs related to the Crossroads Revolver, a decrease in the proceeds from the issuance of notes payable of $3,931,591, an increase in payments of notes payable of $2,886,644, an increase in the payment of related party notes payable of $100,000, a decrease in purchase of common treasury stock of $55,985, and a decrease in the purchase of series E preferred treasury stock of $4,000.

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

Sources of Liquidity

We utilize cash on hand and cash generated from operations and have funds available to us under our three revolving loan facilities (BofA Revolver, Crossroads Revolver and TCB Revolver) to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks.

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 8 to the unaudited condensed consolidated financial statements. At March 31, 2019 and December 31, 2018, we had $10,660,628 and $7,399,395 of additional borrowing availability on the BofA Revolver, respectively. Maximum borrowing under the BofA Revolver is $15 million. The weighted average interest rate for the period of October 1, 2018 through March 31, 2019 was 4.19%. We borrowed $44,740,439 and repaid $48,120,217 on the BofA Revolver during the six months ended March 31, 2019, resulting in an outstanding balance on the BofA Revolver of $4,220,827 and $7,600,605 at March 31, 2019 and September 30, 2018, respectively.

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver, subject to availability as described in Note 8 to the unaudited condensed consolidated financial statements. On March 31, 2019 and December 31, 2018, we had $1,358,674 and $1,083,369, of additional borrowing availability on the TCB Revolver, respectively. Maximum borrowing under the TCB Revolver has been Reduced to $12,000,000. No letters of credit were outstanding at any time during the period of October 1, 2018 through March 31, 2019. The weighted average interest rate for the period of October 1, 2018 through March 31, 2019 was 4.7027%. We borrowed $39,643,737 and repaid $40,895,006 on the TCB Revolver during the period of October 1, 2018 through March 31, 2019, resulting in an outstanding balance on the TCB Revolver of $10,641,326 and $11,892,595 at March 31, 2019 and December 31, 2018, respectively.

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

Off-Balance Sheet Arrangements

At March 31, 2019, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk, foreign customer purchases or commodity price risk.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of March 31, 2019.

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

On February 20, 2018, the Company announced a $10.0 million common stock repurchase program. Below are the purchases during the six months ended March 31, 2019:

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
December 2018	2,819	$6.77	$2,819	$9,679,813
January 2019	8,100	7.39	8,100	9,619,954
February 2019	10,078	7.95	10,078	9,539,834
March 2019	22,350	7.27	22,350	9,377,350
	43,347		$43,347

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

3.1		Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07
3.2		Certificate of Change	8-K	001-333937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-333937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-333937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-333937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-333937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-333937	3.1.6	12/29/16
3.8		Bylaws of Live Ventures Incorporated	10-Q	001-33937	3.8	08/14/18
10.1		Security Agreement dated December 28, 2018 by and between ApplianceSmart Contracting Inc. and Appliance Recycling Centers of America, Inc.	8-K	001-33937	10.1	03/19/19
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. 101.INS	*	XBRL Instance Document
Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

 ______________________________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: May 14, 2019	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2019	/s/ Virland A. Johnson
Chief Financial Officer
(Principal Financial Officer)

