Form 10-Q
period 2019-06-30
LIVE VENTURES Inc
filed 2019-08-14
CIK 1045742

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

___________

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number 001-33937

Live Ventures Incorporated

(Exact name of registrant as specified in its charter)

Nevada	85-0206668
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

325 E. Warm Springs Road, Suite 102 Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

(702) 997-5968

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LIVE	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

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

The number of shares of the issuer’s common stock, par value $.001 per share, outstanding as of August 9, 2019 was 1,852,577, with a market value of $11,208,091.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2019	2018
	(Unaudited)

Assets
Cash	$2,416,540	$1,991,622
Trade receivables, net	11,225,403	13,839,422
Inventories, net	40,198,403	46,527,039
Income taxes receivable	134,789	248,702
Prepaid expenses and other current assets	2,824,563	3,308,017
Total current assets	56,799,698	65,914,802

Property and equipment, net	23,970,198	27,991,060
Restricted cash	–	750,447
Deposits and other assets	254,481	283,143
Deferred taxes	2,009,448	3,220,362
Intangible assets, net	5,709,983	6,665,847
Goodwill	36,946,735	36,946,735
Total assets	$125,690,543	$141,772,396

Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$12,358,201	$14,588,355
Accrued liabilities	7,563,271	8,570,905
Current portion of long-term debt	8,598,026	13,958,355
Current portion of notes payable related parties	–	391,949
Total current liabilities	28,519,498	37,509,564

Long-term debt, net of current portion	48,802,227	58,805,468
Notes payable related parties, net of current portion	4,752,632	5,429,558
Other non-current obligations	1,205,882	579,217
Total liabilities	83,280,239	102,323,807

Commitments and contingencies

Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at June 30, 2019 and September 30, 2018	214	214
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 127,840 shares issued and 77,840 shares outstanding at June 30, 2019 and at September 30, 2018, with a liquidation preference of $0.30 per share outstanding	128	128
Common stock, $0.001 par value, 10,000,000 shares authorized, 2,088,186 shares issued and 1,860,282 shares outstanding at June 30, 2019; 2,088,186 shares issued and 1,945,247 shares outstanding at September 30, 2018	2,088	2,088
Paid in capital	63,764,138	63,654,335
Treasury stock common 227,904 shares as of June 30, 2019 and 142,939 shares as of September 30, 2018	(2,181,481)	(1,550,011)
Treasury stock Series E preferred 50,000 shares as of June 30, 2019 and 50,000 shares as of September 30, 2018	(4,000)	(4,000)
Accumulated deficit	(19,170,783)	(22,654,165)
Total stockholders' equity	42,410,304	39,448,589
Total liabilities and stockholders' equity	$125,690,543	$141,772,396

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Revenues	$47,043,262	$54,662,057	$147,212,353	$147,210,049
Cost of revenues	27,797,162	35,847,839	89,978,026	92,349,240
Gross profit	19,246,100	18,814,218	57,234,327	54,860,809

Operating expenses:
General and administrative expenses	12,191,394	13,374,721	37,885,740	35,630,426
Sales and marketing expenses	3,246,137	4,541,677	11,403,151	10,337,812
Total operating expenses	15,437,531	17,916,398	49,288,891	45,968,238
Operating income	3,808,569	897,820	7,945,436	8,892,571
Other (expense) income:
Interest expense, net	(1,604,622)	(2,711,282)	(4,793,352)	(7,001,314)
Bargain purchase gain on acquisition	–	3,644,889	–	7,418,375
Other income	(161,977)	70,805	1,663,088	254,175
Total other (expense) income, net	(1,766,599)	1,004,412	(3,130,264)	671,236
Income before provision for income taxes	2,041,970	1,902,232	4,815,172	9,563,807
Provision for income taxes	561,627	(174,806)	1,330,914	3,685,941
Net income	$1,480,343	$2,077,038	$3,484,258	$5,877,866

Dividends declared - series B convertible preferred stock	$–	$–	$–	$–
Dividends declared - series E convertible preferred stock	$292	$292	$876	$876
Dividends declared - common stock	$–	$–	$–	$–

Earnings per share:
Basic	$0.78	$1.05	$1.81	$2.98
Diluted	$0.41	$0.56	$0.95	$1.56

Weighted average common shares outstanding:
Basic	1,886,445	1,970,136	1,919,221	1,972,758
Diluted	3,625,630	3,740,204	3,663,016	3,765,344

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
	2019	2018

OPERATING ACTIVITIES:
Net income	$3,484,258	$5,877,866
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	4,132,142	4,524,397
Gain on bargain purchase of acquisition	–	(7,418,375)
Gain or loss on disposal of property and equipment	(1,407,223)	4,615
Amortization of debt issuance cost	299,100	930,695
Stock based compensation expense	109,803	447,970
Change in deferred rent	370,485	133,241
Change in reserve for uncollectible accounts	(193,150)	148,714
Change in reserve for obsolete inventory	(569,241)	(45,470)
Change in restricted cash	750,447	–
Change in deferred income taxes	1,210,914	3,612,623
Change in other	256,180	–
Changes in assets and liabilities:
Trade receivables	2,807,169	(1,000,496)
Inventories	6,897,877	(1,806,167)
Income taxes receivable	113,913	–
Prepaid expenses and other current assets	483,454	2,297,475
Deposits and other assets	28,662	(5,952)
Accounts payable	(2,230,154)	1,981,807
Accrued liabilities	(1,008,510)	27,215
Income taxes payable	–	(1,472)

Net cash provided by operating activities	15,536,126	9,708,686

INVESTING ACTIVITIES:
Purchase of intangible assets	(111,648)	(545,982)
Proceeds from the sale of property and equipment	4,382,475	10,000
Purchase of property and equipment	(2,019,020)	(7,910,430)

Net cash provided by (used in) investing activities	2,251,807	(8,446,412)

FINANCING ACTIVITIES:
Net borrowings (payments) under revolver loans	(5,446,384)	1,302,148
Purchase of series E preferred treasury stock	–	(4,000)
Payment of debt issuance cost	(168,457)	(1,263,011)
Proceeds from issuance of notes payable	–	27,931,591
Purchase of common treasury stock	(631,470)	(402,328)
Payments on related party notes payable	(1,068,875)	(158,628)
Payments on notes payable	(10,047,829)	(30,347,569)

Net cash used in financing activities	(17,363,015)	(2,941,797)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	424,918	(1,679,523)

CASH AND CASH EQUIVALENTS, beginning of period	1,991,622	3,972,539

CASH AND CASH EQUIVALENTS, end of period	$2,416,540 #	$2,293,016

Supplemental cash flow disclosures:
Interest paid	$4,437,166	$6,349,977
Income taxes paid (refunded)	$85,900	$328,500
Noncash financing and investing activities:
Due to sellers of ApplianceSmart, Inc. less liabilities assumed post acquisition	$–	$4,598,205
Accrued and unpaid dividends	$876	$876

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

UNAUDITED

			Series B		Series E			Series E Preferred	Common
	Common Stock		Preferred Stock		Preferred Stock			Stock	Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity

Balance, September 30, 2018	2,088,186	$2,088	214,244	$214	127,840	$128	$63,654,335	$(4,000)	$(1,550,011)	$(22,654,165)	$39,448,589
Series E preferred stock dividends	–	–	–	–	–	–	–	–	–	(876)	(876)
Stock based compensation	–	–	–	–	–	–	109,803	–	–	–	109,803
Purchase of common treasury stock	–	–	–	–	–	–	–	–	(631,470)	–	(631,470)
Net income	–	–	–	–	–	–	–	–	–	3,484,258	3,484,258
Balance, June 30, 2019	2,088,186	$2,088	214,244	$214	127,840	$128	$63,764,138	$(4,000)	$(2,181,481)	$(19,170,783)	$42,410,304

			Series B		Series E			Series E Preferred	Common
	Common Stock		Preferred Stock		Preferred Stock			Stock	Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total	Total Equity

Balance, September 30, 2017	2,088,186	$2,088	214,244	$214	127,840	$128	$63,157,178	$–	$(999,584)	$(28,575,716)	$33,584,308	$33,584,308
Series E preferred stock dividends	–	–	–	–	–	–	–	–	–	(876)	(876)	(876)
Stock based compensation							447,970				447,970	447,970
Purchase of E Series preferred treasury stock	–	–	–	–	–	–	–	(4,000)	–	–	(4,000)	(4,000)
Purchase of common treasury stock	–	–	–	–	–	–	–	–	(402,328)	–	(402,328)	(402,328)
Net income	–	–	–	–	–	–	–	–	–	5,877,866	5,877,866	5,877,866
Balance, June 30, 2018	2,088,186	$2,088	214,244	$214	127,840	$128	$63,605,148	$(4,000)	$(1,401,912)	$(22,698,726)	$39,502,940	$39,502,940

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019 AND 2018

Note 1:       Background and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium sized business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The Company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments: Manufacturing, Retail and Online (our new name for the previously named Marketplace Platform segment) and Services. With Marquis Industries, Inc. (“Marquis”), the Company is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. With Vintage Stock, Inc. (“Vintage Stock”), the Company is engaged in the sale of new and used movies, music, collectibles, comics, books, games, game systems and components. With ApplianceSmart, Inc. (“ApplianceSmart”), the Company is engaged in the sale of new and “open box” major appliances through a chain of company-owned retail stores.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three and nine months ended June 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2019. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2018 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 27, 2018 (the “2018 10-K”).

Note 2:       Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements represent the consolidated financial position, results of operations and cash flows of Live Ventures Incorporated and its wholly-owned subsidiaries. On July 6, 2015, the Company acquired 80% of Marquis Industries, Inc. and subsidiaries (“Marquis”). Effective November 30, 2015, the Company acquired the remaining 20% of Marquis. On November 3, 2016, the Company acquired 100% of Vintage Stock, Inc., a Missouri corporation (“Vintage Stock”), through its newly formed, wholly-owned subsidiary, Vintage Stock Affiliated Holdings LLC (“VSAH”). Effective December 30, 2017, the Company acquired 100% of ApplianceSmart through its then newly formed, wholly-owned subsidiary, ApplianceSmart Holdings LLC (“ASH”). All intercompany transactions and balances have been eliminated in consolidation.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices were available (Level 2 inputs). The carrying amounts of long-term debt at June 30, 2019 and September 30, 2018 approximate fair value.

Trade Receivables

The Company grants trade credit to customers under credit terms that it believes are customary in the industry it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the balance receivable for credit approved accounts. The factor purchases the trade receivables for the gross amount of the respective invoice(s), less factoring commissions, trade and cash discounts. The factor charges the Company a factoring commission for each trade account, which is between 0.75-1.00% of the gross amount of the invoice(s) factored on the date of the purchase, plus interest calculated at 3.25%-6% per annum. The minimum annual commission due the factor is $112,500 per contract year. Total commissions paid to factors were $71,667 and $87,604 for three months ended June 30, 2019 and 2018, respectively. Total commissions paid to factors were $204,696 and $231,761 for the nine months ended June 30, 2019 and 2018, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At June 30, 2019 and September 30, 2018, the allowance for doubtful accounts was $662,559 and $855,709, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis (“FIFO”)) or market of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At June 30, 2019 and September 30, 2018, the reserve for obsolete inventory was $91,940.

Retail and Online Segment

Merchandise inventories are valued at the lower of cost or market using the average cost method which approximates FIFO. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units in inventory available for sale. Pre-owned products traded in by customers are recorded as merchandise inventory for the amount of cash consideration or store credit less any premiums given to the customer. Management reviews the merchandise inventory to make required adjustments to reflect potential obsolescence or the lower of cost or market. In valuing merchandise inventory, management considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Management’s ability to assess these factors is dependent upon forecasting customer demand and to provide a well-balanced merchandise assortment. Merchandise inventory valuation is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Merchandise inventory reserves as of June 30, 2019 and September 30, 2018 were $541,488 and $1,110,729, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are three to forty years, transportation equipment is five to ten years, machinery and equipment are five to ten years, furnishings and fixtures are three to five years and office and computer equipment are three to five years. Depreciation expense was $981,990 and $1,335,174 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $3,054,630 and $3,562,368 for the nine months ended June 30, 2019 and 2018, respectively.

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

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, favorable leases, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years, favorable leases – over the life of the lease, customer lists – 20 years, trade names – 20 years. Intangible amortization expense is $175,963 and $486,060 for the three months ended June 30, 2019 and 2018, respectively. Intangible amortization expense is $1,067,512 and $962,029 for the nine months ended June 30, 2019 and 2018, respectively.

Revenue Recognition

We provide (i) carpet, hard surface products, synthetic turf products, (ii) used movies, music, games and accessories, new movies, music, games and accessories, we rent movies and provide concession products, and (iii) we provide new and out of the box appliances, appliance and installation services, third-party extended warranties, appliance accessories and directory services.

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

Assets Recognized from Costs to Obtain a Contract with a Customer

We recognize an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. We have concluded that none of the costs we have incurred to obtain and fulfill our FASB Accounting Standards Codification, or ASC 606 contracts, meet the capitalization criteria, and as such, there are no costs deferred and recognized as assets on the consolidated balance sheet at June 30, 2019 and September 30, 2018.

Revenue recognized for Company contracts - $1,397,365 and $2,944,669 for the three and nine months ended June 30, 2019, respectively, and $867,970 and $1,823,079 for the three and nine months ended June 30, 2018.

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

Customer Liabilities

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws for the three months ended June 30, 2019 and 2018, was $240,539 and $13,306, respectively. Breakage income for the nine months ended June 30, 2019 and 2018, was $369,383 and $26,612, respectively.  Breakage income is recorded in other income in our consolidated financial statements. The gift card liability at June 30, 2019 and September 30, 2018 is $1,358,310 and $1,498,125, respectively, and is recorded in accrued liabilities in our consolidated financial statements.

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

Concentration of Credit Risk

The Company maintains cash balances at several banks in multiple states including, Arkansas, California, Colorado, Georgia, Idaho, Illinois, Kansas, Missouri, Minnesota, Nevada, New Mexico, New York, Ohio, Oklahoma, Texas, and Utah. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution as of June 30, 2019. At times, balances may exceed federally insured limits.

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

Note 3:       Comprehensive Income

Comprehensive income is the sum of net income and other items that must bypass the income statement because they have not been realized, including items like an unrealized holding gain or loss from available for sale securities and foreign currency translation gains or losses. For our Company, for the three months and nine months ended June 30, 2019 and 2018, net income does not differ from comprehensive income.

Note 4:        Balance Sheet Detail Information

	June 30,	September 30,
	2019	2018

Trade receivables, current, net:
Accounts receivable, current	$11,692,183	$14,350,559
Less: Reserve for doubtful accounts	(466,780)	(511,137)
	$11,225,403	$13,839,422
Trade receivables , long term, net:
Accounts receivable, long term	$195,779	$344,572
Less: Reserve for doubtful accounts	(195,779)	(344,572)
	$–	$–
Total trade receivables, net:
Gross trade receivables	$11,887,962	$14,695,131
Less: Reserve for doubtful accounts	(662,559)	(855,709)
	$11,225,403	$13,839,422
Inventory, net
Raw materials	$7,996,780	$9,712,839
Work in progress	2,076,226	1,141,486
Finished goods	5,462,552	5,414,072
Merchandise	25,296,273	31,461,311
	40,831,831	47,729,708
Less: Inventory reserves	(633,428)	(1,202,669)
	$40,198,403	$46,527,039
Property and equipment, net:
Building and improvements	$11,232,327	$10,954,843
Transportation equipment	82,266	82,266
Machinery and equipment	20,600,550	23,295,315
Furnishings and fixtures	2,723,298	2,639,616
Office, computer equipment and other	2,446,727	2,530,410
	37,085,168	39,502,450
Less: Accumulated depreciation	(13,114,970)	(11,511,390)
	$23,970,198	$27,991,060
Intangible assets, net:
Domain name and marketing related intangibles	$59,313	$59,313
Lease intangibles	2,251,965	2,239,008
Customer relationship intangibles	4,709,241	4,709,241
Purchased software	2,289,628	2,190,937
	9,310,147	9,198,499
Less: Accumulated amortization	(3,600,164)	(2,532,652)
	$5,709,983	$6,665,847
Accrued liabilities:
Accrued payroll and bonuses	$2,159,930	$2,384,041
Accrued sales and use taxes	926,284	1,007,284
Accrued property taxes	266,597	362,388
Accrued rent	554,212	506,989
Deferred revenue	–	354,227
Accrued gift card and escheatment liability	1,453,870	1,593,688
Accrued interest payable	182,089	195,907
Accrued accounts payable and bank overdrafts	1,079,716	942,600
Accrued professional fees	76,066	470,726
Customer deposits	643,455	508,252
Accrued expenses - other	221,052	244,803
	$7,563,271	$8,570,905

Note 5:        Acquisitions

Acquisition of ApplianceSmart Inc.

On December 30, 2017 (the “ApplianceSmart Closing Date”), the Company, through its wholly-owned subsidiary, ApplianceSmart Affiliated Holdings LLC (“ASH”), entered into a series of agreements in connection with its purchase of ApplianceSmart. ApplianceSmart is a retailer engaged in the sale of new and “open box” major appliances through a chain of company-owned retail stores.

Total consideration was $6,500,000, with no liabilities assumed by ASH as of the ApplianceSmart Closing Date. On December 30, 2017, ASH agreed to pay the $6,500,000 no later than March 31, 2018. Effective April 1, 2018, ASH issued an interest-bearing promissory note to the Seller, with interest at 5% per annum, with a three-year term in the original amount of $3,919,494 for the balance of the purchase price. Interest is payable monthly in arrears. Ten percent of the outstanding principal amount is due to be repaid annually on a quarterly basis, with any remainder due and payable on maturity, April 1, 2021. This promissory note is guaranteed by ApplianceSmart. The remaining $2,580,506 was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal amount. On December 31, 2017, ASH offset certain liabilities and was provided certain assets from the Seller in the net amount of $1,607,369, against the amount due to the Seller. ASH and Seller agreed to the offset as if it were payment in cash against the purchase price. On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller. In addition, ASH and the Seller modified the terms of when interest and principal would be due. Outstanding principal and accrued and un-paid interest at 5% per annum is now all due and payable on April 1, 2021. At June 30, 2019 and September 30, 2018, the net amount owing to the Seller was $2,752,632 and $3,821,507, respectively, and is included in long term debt, related parties. See Note 9.

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

The estimated fair value of the trade names intangible that ApplianceSmart uses – “ApplianceSmart” was determined using a royalty income approach, which estimates an assumed royalty income stream and then discounts that expected future revenue or cash flow stream to present value. The Company estimated the fair value of this intangible asset using the residual method of 0.5% and a present value discount rate of 18.6%, or $2,015,000. Trade name relates to the Company’s brand awareness by consumers in the marketplace. The Company is amortizing the trade name intangible asset on a straight-line basis over an estimated life of 20 years.

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

The unaudited pro forma information below presents statement of income data for the three and six months ended June 30, 2018, as if the acquisition of ApplianceSmart took place on October 1, 2017. Actual unaudited consolidated results of ApplianceSmart are also shown. ApplianceSmart was acquired on December 30, 2017 with only one day of consolidated results for the quarter ended December 31, 2017.

	Proforma Three months Ended	Actual Unaudited Three months ended	Proforma Nine Months Ended	Actual Unaudited Results through
	June 30, 2018	June 30, 2018	June 30, 2018	June 30, 2018
Net revenue	$11,622,469	$11,622,469	$34,135,286	$22,882,985
Gross profit	2,089,169	2,089,169	6,650,347	5,557,474
Operating income (loss)	(3,369,745)	(3,369,745)	(5,152,158)	(3,077,526)
Net income (loss)	4,157,638	4,157,638	2,440,556	4,549,983
Earnings (loss) per basic common share	$2.12	$2.12	$1.24	$2.31

Note 6:         Intangibles

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years, favorable leases – over the life of the lease, outstanding lists – 20 years, trade names – 20 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determined lives may be adjusted. Intangible amortization expense is $175,963 and $486,060 for the three months ended June 30, 2019 and 2018, respectively. Intangible amortization expense is $1,067,512 and $962,029 for the nine months ended June 30, 2019 and 2018, respectively.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances as of June 30, 2019:

2019	$1,229,744
2020	1,106,076
2021	854,483
2022	605,267
2023	369,665
Thereafter	1,544,748
$5,709,983

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

Note 8:        Long Term Debt

Bank of America Revolver Loan

On July 6, 2015, Marquis entered into a $15,000,000 revolving credit agreement with Bank of America Corporation (“BofA Revolver”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation.

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

As of December 24, 2018, Marquis’s ability to make prepayments against Marquis subordinated debt, including the related party loan with Isaac Capital Group, LLC (“ICG”)  and pay cash dividends is generally permitted if (i) excess availability under the BofA Revolver is more than $4,000,000, and has been for each of the 60 days preceding the requested distribution and (ii) excess availability under the BofA Revolver is more than $4,000,000, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.1:1 or greater. Restrictions apply to our ability to make additional prepayments against Marquis subordinated debt and pay cash dividends if the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is less than 1.1:1 and excess availability under the BofA Revolver is less than $4,000,000 at the time of payment or distribution. There is no restriction on dividends that can be taken by the Company so long as Marquis maintains $4,000,000 of current availability at the time of the dividend or distribution. This translates to having no restriction on Net Income so long as the Company retains sufficient assets to establish $4,000,000 of current availability and continues to meet the required fixed charge coverage ratio of 1.1:1 as stated above.

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

The BofA Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Marquis, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Marquis or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Marquis or certain of its subsidiaries. As of September 30, 2018, total additional availability under the BofA Revolver was $7,326,680, with $7,600,605 outstanding, and outstanding standby letters of credit of $72,715. During the period of October 1, 2018 through June 30, 2019, Marquis cumulatively borrowed $63,941,777 and repaid $71,542,382 under the BofA Revolver. Maximum borrowing under the BofA Revolver is $15,000,000. Our maximum borrowings outstanding during the same period was $8,070,635. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2018 through June 30, 2019 was 4.19%. As of June 30, 2019, total additional availability under the BofA Revolver was $15,000,000; with $0 outstanding, and outstanding standby letters of credit of $72,715.

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

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares of Series B Preferred Stock or any shares into which they may be converted or from which they may be exchanged. As a result of the December 21 Agreement, the Company recorded $2,800,000 as an outstanding accrued liability as of September 30, 2016. As of June 30, 2019, and September 30, 2018, the Company had no borrowings on the Kingston line of credit. On December 29, 2016, the Company issued 55,888 shares of Series B Convertible Preferred Stock in settlement of the outstanding accrued liability due Kingston of $2,800,000.

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

Texas Capital Bank Revolver Loan

On November 3, 2016, Vintage Stock entered into a $20,000,000 credit agreement (as amended on January 23, 2017 and as further amended on September 20, 2017) with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation. On June 7, 2018, the credit agreement was amended reducing the maximum revolving facility to $12,000,000. The TCB Revolver matures November 3, 2020.

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

Vintage Stock’s ability to make prepayments against Vintage Stock subordinated debt including the Comvest Term Loan and pay cash dividends is generally permitted if (i) excess availability under the TCB Revolver is more than $2,000,000, and is projected to be within 12 months after such payment and (ii) excess availability under the TCB Revolver is more than $2,000,000, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.2:1.0 or greater. Restrictions apply to our ability to make additional prepayments against Vintage Stock subordinated debt including the Comvest Term Loan and pay cash dividends if the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is less than 1.2:1.0 and excess availability under the TCB Revolver is less than $2,000,000 at the time of payment or distribution. There is no restriction on dividends that can be taken by the Company so long as Vintage Stock maintains $2,000,000 of current availability at the time of the dividend or distribution. This translates to having no restriction on Net Income so long as the Company retains sufficient assets to establish $2,000,000 of current availability and continues to meet the required fixed charge coverage ratio of 1.2:1 as stated above.

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

The TCB Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Vintage Stock, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock. During the period of October 1, 2018 through June 30, 2019, Vintage Stock cumulatively borrowed $57,653,302 and repaid $58,351,363 under the TCB Revolver. Our maximum borrowings outstanding during the period of October 1, 2018 through June 30, 2019 was $11,931,977. Our weighted average interest rate on those outstanding borrowings for the period of October 1, 2018 through June 30, 2019 was 4.71461%. As of June 30, 2019, total additional availability under the TCB Revolver was $805,464, with $11,194,534 outstanding; and outstanding standby letters of credit of $0. In connection with the TCB Revolver, Vintage incurred $25,000 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the TCB Revolver.

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

Sellers Subordinated Acquisition Note

In connection with the purchase of Vintage Stock, on November 3, 2016, VSAH and Vintage Stock entered into a seller financed mezzanine loan in the amount of $10,000,000 with the previous owners of Vintage Stock. The Sellers Subordinated Acquisition Note bears interest at 8% per annum, with interest payable monthly in arrears. The Sellers Subordinated Acquisition Note originally had a maturity date of five years and six months from November 3, 2016. On June 7, 2018, in connection with the Comvest Term Loan refinance of the Capitala Term Loan, the Sellers Subordinated Acquisition Note was amended and restated to have a maturity date of September 23, 2023.

Crossroads Revolver

On March 15, 2019, ApplianceSmart, Inc. (the “Borrower”), entered into a Loan and Security Agreement (the “Cross Roads Revolver”) with Crossroads Financing, LLC (“Crossroads”), providing for a $4,000,000 million revolving credit facility, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the lower of (i) up to 75% of inventory cost or (ii) up to 85% of net orderly liquidation value, in each case as further described in the Loan Agreement. The proceeds of the ABL Facility will be used by the Borrower to repay a portion of the outstanding loan owed by ApplianceSmart Holdings LLC, Borrower’s parent (“Parent”), to Appliance Recycling Centers of America, Inc., to pay transaction costs, and for working capital and other general corporate purposes.

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

The Crossroads Revolver contains representations and warranties, events of default, affirmative and negative covenants and indemnities customary for loans of this nature. As of June 30, 2019, the Crossroads Revolver had a balance outstanding of $2,852,282. In connection with the Crossroads Revolver, ApplianceSmart incurred $118,457 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Crossroads Revolver.

Comvest Term Loan

On June 7, 2018, Vintage Stock Affiliated Holdings LLC (“Holdings”) and Vintage Stock, Inc. (the “Borrower”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among Borrower, Holdings, the lenders party thereto and Comvest Capital IV, L.P. (“Comvest”), as agent. The Credit Agreement provides for a $24,000,000 secured term loan (the “Term Loan”). The proceeds of the Term Loan, together with a cash equity contribution of approximately $4,000,000 from the Company to the Borrower, will be used by the Borrower (i) to refinance and terminate the Borrower’s credit facility (the “Prior Credit Facility”) with Capitala Private Credit Fund and certain of its affiliates, as lenders, and Wilmington Trust National Association (the “Term Loan Administrative Agent”), as agent, (ii) to pay transaction costs, and (iii) for the Borrower’s working capital and other general corporate purposes. In connection with the closing of the refinancing transaction with Comvest, all defaults under the Prior Credit Facility were extinguished.

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

Loan Covenant Compliance

We are in compliance as of June 30, 2019 and September 30, 2018 with all covenants under our existing revolving and other loan agreements.

Long-term debt as of June 30, 2019 and September 30, 2018 consisted of the following:

	June 30,	September 30,
	2019	2018
Bank of America Revolver Loan - variable interest rate based upon a base rate plus a margin, interest payable monthly, maturity date July 2020, secured by substantially all Marquis assets	$–	$7,600,605
Texas Capital Bank Revolver Loan - variable interest rate based upon the one-month LIBOR rate plus a margin, interest payable monthly, maturity date November 2020, secured by substantially all Vintage Stock assets and common stock	11,194,534	11,892,595
Note Payable Comvest Term Loan - variable interest rate based upon LIBOR rate plus a margin, interest payable monthly in cash, principal due quarterly March 31, June 30, September 30, December 31, subject to a variable amortization of principal, maturity date May 26, 2023 note subordinate to Texas Capital Bank Revolver Loan, secured by Vintage Stock Assets	16,162,393	22,500,000
Note Payable to the Sellers of Vintage Stock, interest at 8% per annum, with interest payable monthly, amended maturity date of September 6, 2023, note subordinate to both Texas Capital Bank Revolver and Capitala Term Loan, secured by Vintage Stock Assets	10,000,000	10,000,000
Crossroads Financial Revolver Loan - variable interest rate based upon the three-month LIBOR rate plus a margin, interest payable monthly, maturity date March 2021, secured by substantially all ApplianceSmart assets	2,852,282	–
Note #1 Payable to Banc of America Leasing & Capital LLC - interest at 3.8905% per annum, with interest and principal payable monthly in the amount of $84,273 for 59 months, beginning September 23, 2016, with a final payment due in the amount of $584,273, maturity date September 2021, secured by equipment	2,258,835	3,230,555
Note #2 Payable to Banc of America Leasing & Capital LLC - interest at 4.63% per annum, with interest and principal payable monthly in the amount of $34,768 for 59 months, beginning January 30, 2017, with a final payment due in the amount of $476,729, maturity date January 2022, secured by equipment	–	1,636,940
Note #3 Payable to Banc of America Leasing & Capital LLC - interest at 4.7985% per annum with interest and principal payable monthly in the amount of $51,658 for 84 months, beginning January 30, 2017, secured by equipment.	2,504,440	2,871,849
Note #4 Payable to Banc of America Leasing & Capital LLC - interest at 4.8907% per annum, with interest and principal payable monthly in the amount of $15,901 for 81 months, beginning April 30, 2017, secured by equipment.	769,351	881,937
Note #5 Payable to Banc of America Leasing & Capital LLC - interest at 4.67% per annum, with interest and principal payable monthly in the amount of $54,943 for 84 months, beginning January 28, 2018, secured by equipment.	3,193,383	3,568,925
Note Payable to Store Capital Acquisitions, LLC, - interest at 9.25% per annum, with interest and principal payable monthly in the amount of $73,970 for 480 months, beginning July 1, 2016, maturity date of June 2056, secured by Marquis land and buildings	9,281,321	9,302,346
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	206,529	206,529
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500,000	500,000
Note payable to individual, interest at 8.5% per annum, payable on a 120 day written demand notice, unsecured	–	225,000
Total notes payable	58,923,068	74,417,281
Less unamortized debt issuance costs	(1,522,815)	(1,653,458)
Net amount	57,400,253	72,763,823
Less current portion	(8,598,026)	(13,958,355)
Long-term portion	$48,802,227	$58,805,468

Future maturities of long-term debt at June 30, 2019 are as follows which does not include related party debt separately stated:

Years ending June 30,
2020	$8,598,026
2021	16,326,884
2022	4,930,740
2023	4,410,878
2024	15,234,244
Thereafter	9,422,296
Total	$58,923,068

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

On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919,494 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest accruing from April 1, 2018, payable at maturity, April 1, 2021, in arrears. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,580,506 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of June 30, 2019, and September 30, 2018, there was $2,752,632 and $3,821,507 outstanding on the ApplianceSmart Note, respectively.

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

On March 15, 2019, the ApplianceSmart entered into agreements with the Seller and Crossroads Financial pursuant to which the Seller agreed to subordinate the payment of indebtedness under the ApplianceSmart Note and the Seller’s security interest in the assets of ApplianceSmart and other related parties in exchange for up to $1,200,000. ApplianceSmart paid $1,200,000 to the Seller, $100,000 on March 29, 2019, $250,000 on April 5, 2019 and $850,000 on April 15, 2019 as principal payments on the ApplianceSmart Note.

Isaac Capital Fund Note

In connection with the acquisition of Marquis by the Company, the Company entered into a mezzanine loan in the amount of up to $7,000,000 with Isaac Capital Fund (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. The ICF mezzanine loan bears interest at 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of June 30, 2019, and September 30, 2018, there was $2,000,000 outstanding on this mezzanine loan.

Notes payable, related parties as of June 30, 2019 and September 30, 2018 consisted of the following:

	June 30,	September 30,
	2019	2018

Note Payable and revolving line of credit to the Sellers of ApplianceSmart, Inc., interest rate is 5% per annum, with interest payable monthly, maturity date April 1, 2021, accrued interest and principal all due at maturity. ApplianceSmart may reborrow funds up to the Original Principal amount during the term of the note.	$2,752,632	$3,821,507
Note Payable to Isaac Capital Fund, interest rate is 12.5% per annum, with interest payable monthly, maturity date January 2021.	2,000,000	2,000,000
Total notes payable - related parties	4,752,632	5,821,507
Less unamortized debt issuance costs	–	–
Net amount	4,752,632	5,821,507
Less current portion	–	(391,949)
Long-term portion	$4,752,632	$5,429,558

Future maturities of notes payable, related parties at June 30, 2019 are as follows:

Years ending June 30,
2020	$–
2021	4,752,632
2022	–
2023	–
2024	–
Thereafter	–
Total	$4,752,632

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

On June 30, 2019, and September 30, 2018, there were 1,000,000 authorized and 214,244 shares issued and outstanding of Series B Convertible Preferred Stock, with a par value of $0.001 per share.

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

During the three and nine months ended June 30, 2019 and 2018, respectively, the Company did not issue any shares of Series B Convertible Preferred Stock.

Series E Convertible Preferred Stock

As of June 30, 2019, and September 30, 2018, there were 200,000 shares authorized, 127,840 shares issued and 77,840 shares outstanding of Series a Preferred Stock, with a par value of $0.001 per share. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled, after two years from issuance, to convert them into shares of our common stock on a one-to-one basis together with payment of $85.50 per converted share. On November 18, 2017, the Company repurchased 50,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $4,000.

During the three months ended June 30, 2019 and 2018, the Company accrued dividends of $292 and $292, respectively, payable to holders of Series E preferred stock. During the nine months ended June 30, 2019 and 2018, the Company accrued dividends of $876 and $876, respectively, payable to holders of Series E preferred stock. As of June 30, 2019, and September 30, 2018, unpaid dividends were $876 and $1,168, respectively.

Common Stock

On June 30, 2019, and September 30, 2018, there was 10,000,000 shares authorized, 2,088,186 shares outstanding, and 1,860,282 and 1,945,247 shares issued, respectively, of Common Stock, with a par value of $0.001 per share.

During the three and nine months ended June 30, 2019 and 2018, respectively, the Company did not issue any shares of common stock.

Treasury Stock

For the three months ended June 30, 2019 and 2018, the Company purchased 41,618 and 2,077 shares of its common stock on the open market (treasury shares for $310,007 and $24,881, respectively). For the nine months ended June 30, 2019 and 2018, the Company purchased 84,965 and 31,820 of its common stock on the open market (treasury shares for $631,470 and $402,328, respectively).

The Company accounted for the purchase of these treasury shares using the cost method. At June 30, 2019, the Company held 227,904 shares of its common stock as treasury shares at a cost of $2,181,480. At September 30, 2018, the Company held 142,939 shares of its common stock as treasury shares at a cost of $1,550,011.

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

Note 11:        Warrants

The Company issued several notes in prior periods and converted them, resulting in the issuance of warrants. The following table summarizes information about the Company’s warrants at June 30, 2019 and September 30, 2018, respectively:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at September 30, 2018	118,029	$20.80	1.35	$2,855,734
Exercisable at September 30, 2018	118,029	$20.80	1.35	$2,855,734

Outstanding at June 30, 2019	118,029	$20.80	0.60	$1,775,767
Exercisable at June 30, 2019	118,029	$20.80	0.60	$1,775,767

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

As of June 30, 2019, the Company had 118,029 common stock warrants outstanding with a weighted average exercise price, weighted average remaining contractual term and intrinsic value of $20.80, 0.60 years and $1,775,767, respectively. As of September 30, 2018, the Company had 118,029 common stock warrants outstanding with weighted average exercise price, weighted average remaining contractual term and intrinsic value of $20.80, 1.35 years and $2,855,734, respectively.

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018, the Company memorialized an agreement reached prior to any of the warrants expiring, to extend the expiration date for two years, just prior to expiration for all warrants listed. Warrants outstanding and exercisable as of September 30, 2018 and September 30, 2017 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019. The Company did not recognize any compensation expense during the six months ended June 30, 2019 and 2018, respectively, related to warrant awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures. No forfeitures are estimated.

The exercise price for the Series B Convertible Preferred Stock warrants outstanding and exercisable at June 30, 2019 and September 30, 2018, are as follows:

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

Stock Options

The following table summarizes stock option activity for the twelve months ended September 30, 2018 and the nine months ended June 30, 2019:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Shares	Price	Contractual Life	Intrinsic Value
Outstanding at September 30, 2017	211,668	$13.19	3.47	$454,417
Granted	20,000	32.24	9.02
Exercised	–
Forfeited	–
Outstanding at September 30, 2018	231,668	$14.84	3.04	$162,500
Exercisable at September 30, 2018	190,639	$11.89	2.08	$162,500

Outstanding at September 30, 2018	231,668	$14.84	3.04	$162,500
Granted	–
Exercised	–
Forfeited	(31,250)
Outstanding at June 30, 2019	200,418	$15.88	2.63	$–
Exercisable at June 30, 2019	169,820	$13.65	1.64	$–

The Company recognized compensation expense of $31,602 and $49,817 during the three months ended June 30, 2019 and 2018, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures. The Company recognized compensation expense of $109,803 and $447,970 during the nine months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, the Company has $177,002 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as compensation expense through October of 2022.

The exercise price for stock options outstanding and exercisable outstanding at June 30, 2019 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
25,000	7.50	25,000	7.50
31,250	10.00	31,250	10.00
4,167	10.86	4,167	10.86
4,167	10.86	4,167	10.86
4,167	10.86	2,430	10.86
4,167	10.86
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
75,000	15.18	75,000	15.18
8,000	23.41	8,000	23.41
8,000	27.60	8,000	27.60
8,000	31.74
8,000	36.50
8,000	41.98
200,418		170,514

The following table summarizes information about the Company’s non-vested shares outstanding as of June 30, 2019 and September 30, 2018:

		Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at September 30, 2017	36,668	$17.70
Granted	20,000	$10.14
Vested	(15,639)	$15.72
Non-vested at September 30, 2018	41,029	$12.88

Non-vested at September 30, 2018	41,029	$12.88
Granted	–	$–
Vested	(11,125)	$13.88
Non-vested at June 30, 2019	29,904	$14.14

Options were granted during fiscal 2018, where the exercise price was less than the common stock price at the date of grant or where the exercise price was greater than the common stock price at the date of grant. There have been no options granted in fiscal 2019 through June 30, 2019. The assumptions used in calculating the fair value of stock options granted in fiscal 2018 use the Black-Scholes option pricing model for options granted were as follows:

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

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Basic

Net income	$1,480,343	$2,077,038	$3,484,258	$5,877,866
Less: preferred stock dividends	(292)	(292)	(876)	(876)
Net income applicable to common stock	$1,480,051	$2,076,746	$3,483,382	$5,876,990

Weighted average common shares outstanding	1,886,445	1,970,136	1,919,221	1,972,758

Basic earnings per share	$0.78	$1.05	$1.81	$2.98

Diluted

Net income applicable to common stock	$1,480,051	$2,076,746	$3,483,382	$5,876,990
Add: preferred stock dividends	292	292	876	876
Net income applicable for diluted earnings per share	$1,480,343	$2,077,038	$3,484,258	$5,877,866

Weighted average common shares outstanding	1,886,445	1,962,039	1,919,221	1,983,719
Add: Options	–	38,980	4,610	42,440
Add: Series B Preferred Stock	1,071,200	1,071,200	1,071,200	1,071,200
Add: Series B Preferred Stock Warrants	590,145	590,145	590,145	590,145
Add: Series E Preferred Stock	77,840	77,840	77,840	77,840
Assumed weighted average common shares outstanding	3,625,630	3,740,204	3,663,016	3,765,344

Diluted earnings per share	$0.41	$0.56	$0.95	$1.56

There are 200,418 and 121,250 common stock options that are anti-dilutive that are not included in the three months ended June 30, 2019 and 2018, diluted earnings per share computations, respectively.

Note 14:        Related Party Transactions

In connection with its purchase of Marquis, Marquis entered into a mezzanine loan in the amount of up to $7,000,000 with ICF. The ICF mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of June 30, 2019, and September 30, 2018, respectively, there was $2,000,000 outstanding on this mezzanine loan. During the three months ended June 30, 2019 and 2018, the Company recognized total interest expense of $63,194, associated with the ICF notes. During the six months ended June 30, 2019 and 2018, the Company recognized total interest expense of $189,583, associated with the ICF notes.

Customer Connexx LLC, a wholly-owned subsidiary of Appliance Recycling Centers of America, Inc. (“ARCA”), rents approximately 9,879 square feet of office space from the Company at its Las Vegas office which totals 11,100 square feet. ARCA paid the Company $96,978 and $29,929 in rent and other reimbursed expenses for the three months ended June 30, 2019 and 2018, respectively. ARCA paid the Company $285,183 and $149,336 in rent and other reimbursed expenses for the nine months ended June 30, 2019 and 2018, respectively. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, Chief Financial Officer of the Company, are Chief Executive Officer and Board of Directors member and Chief Financial Officer of ARCA, respectively.

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018, the Company memorialized an agreement reached prior to any of the warrants expiring, to extend the expiration date for two years, just prior to expiration for all warrants listed. Warrants outstanding and exercisable as of June 30, 2019 and September 30, 2018 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019.

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

Under a transition service agreement between ARCA and ApplianceSmart, ARCA would provide healthcare benefits to ApplianceSmart employees from January 1, 2018 through December 31, 2018 for a monthly fee of $22,500. ApplianceSmart paid ARCA transition services fees of $0 for the three and nine months ended June 30, 2019. Transition service fees expensed by ApplianceSmart were $0 and $67,500 for the three and nine months ended June 30, 2018. The transaction service fees liability at June 30, 2019 and September 30, 2018 are $90,000 and $135,000, respectively.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller. At June 30, 2019, 2019 and September 30, 2018, respectively, there was $2,852,282 and $3,821,507 outstanding on this ApplianceSmart Note, respectively.

In connection with the acquisition of Vintage Stock on November 3, 2016, Rodney Spriggs, President of Vintage Stock, holds a 41.134752% interest in the $10,000,000 Seller Subordinated Acquisition Note payable by VSAH. The terms of payment are interest only, payable monthly on the 1st of each month, until maturity 5 years and 6 months from the date of the note – November 3, 2016. Interest paid to Mr. Spriggs for the three months ended June 30, 2019 and 2018, was $84,098 and $84,098, respectively. Interest paid to Mr. Spriggs for the nine months ended June 30, 2019 and 2018 was $249,552 and $249,552, respectively.  Interest unpaid and accrued as of June 30, 2019 and September 30, 2018 is $27,423 and $27,423, respectively.

Also see Note 5, 8, 9, 10 and 11.

Note 15:        Commitments and Contingencies

Litigation

The Company is involved in various claims and lawsuits arising in the normal course of business. These proceedings could result in fines, penalties, compensatory or treble dames or non-monetary relief. The nature of legal proceedings is such that the Company cannot assure the outcome of any particular matter, and an unfavorable ruling or development could have a materially adverse effect on our consolidated financial position, results of operations and cash flows in the period which a ruling or settlement occurs. However, based on information available to the Company’s management to date, the Company’s management does not expect that the outcome of any matter pending against us is likely to have a materially adverse effect on the Company’s consolidated financial position as of June 30, 2019, results of operations, cash flows or liquidity of the Company.

Note 16:        Income Taxes

The income tax rate for the nine months ended June 30, 2019 and June 30, 2018 were 27.6% and 13.9%, respectively. The effective income tax rate differs from the U.S. federal statuary rate primarily due to state taxes and certain non-deductible expenses. As of June 30, 2019, and June 30, 2018 the Company had no uncertain tax positions. The Company is subject to taxation and files income tax returns in the U.S., and various state jurisdictions. The Company is subject to audit for U.S. purposes for the current and prior three years; and for state purposes the current and prior four years.

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

The following tables summarize segment information for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Revenues
Retail and Online	$23,973,081	$29,705,192	$80,365,731	$82,182,175
Manufacturing	22,913,407	24,773,123	66,357,839	64,460,280
Services	156,774	183,742	488,783	567,594
	$47,043,262	$54,662,057	$147,212,353	$147,210,049

Gross profit
Retail and Online	$12,454,788	$12,141,262	$38,772,829	$38,133,949
Manufacturing	6,643,617	6,498,207	18,000,736	16,187,021
Services	147,695	174,749	460,762	539,839
	$19,246,100	$18,814,218	$57,234,327	$54,860,809

Operating income (loss)
Retail and Online	$551,318	$(1,978,657)	$183,429	$2,644,667
Manufacturing	3,111,340	2,703,380	7,303,889	5,710,457
Services	145,911	173,097	458,118	537,447
	$3,808,569	$897,820	$7,945,436	$8,892,571

Depreciation and amortization
Retail and Online	$(520,007)	$988,169	$1,150,471	$2,106,133
Manufacturing	610,448	833,064	1,914,159	2,418,264
Services	–	–	–	–
	$90,441	$1,821,233	$3,064,630	$4,524,397

Interest expenses
Retail and Online	$1,205,537	$2,223,285	$3,501,533	$5,594,983
Manufacturing	399,085	487,997	1,291,819	1,406,331
Services	–	–	–	–
	$1,604,622	$2,711,282	$4,793,352	$7,001,314

Net income before provision for income taxes
Retail and Online	$(616,767)	$(503,861)	$(3,221,942)	$4,710,315
Manufacturing	2,512,890	2,232,996	7,578,996	4,316,045
Services	145,847	173,097	458,118	537,447
	$2,041,970	$1,902,232	4,815,172	$9,563,807

	As of June 30, 2019	As of September 30, 2018

Total assets
Retail and Online	$36,225,115	$88,799,584
Manufacturing	57,095,801	52,915,109
Services	32,369,627	57,703
	$125,690,543	$141,772,396

Goodwill and intangible assets
Retail and Online	$42,334,755	$43,268,668
Manufacturing	321,963	373,914
Services	–	–
	$42,656,718	$43,612,582

Note 18:        Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2019, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (the “2018 Form 10-K”).

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

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website www.liveventures.com or any other websites referenced in this Quarterly Report are not part of this Quarterly Report.

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

ApplianceSmart

On December 30, 2017, the Company, through its newly formed, wholly-owned subsidiary, ApplianceSmart Holdings LLC, entered into a series of agreements in connection with its purchase of ApplianceSmart. ApplianceSmart is engaged in the sale of new major appliances through a chain of company-owned retail stores. ApplianceSmart is a leading appliance dealer in Minnesota, Georgia and Texas with 9 stores. ApplianceSmart sells leading brands such as Whirlpool, General Electric, Frigidaire, LG and Samsung.

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

Results of Operations Three Months Ended June 30, 2019 and 2018

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
		% of Total		% of Total
		Revenue		Revenue
Statement of Income Data:
Revenue	$47,043,262	100.0%	$54,662,057	100.0%
Cost of Revenue	27,797,162	59.1%	35,847,839	65.6%
Gross Profit	19,246,100	40.9%	18,814,218	34.4%
General and Administrative Expense	12,191,394	25.9%	13,374,721	24.5%
Selling and Marketing Expense	3,246,137	6.9%	4,541,677	8.3%
Operating Income	3,808,569	8.1%	897,820	1.6%
Interest Expense, net	(1,604,622)	-3.4%	(2,711,282)	-5.0%
Bargain Purchase Gain on Acquisition	–	0.0%	3,644,889	6.7%
Other Income	(161,977)	-0.3%	70,805	0.1%
Net Income before Income Taxes	2,041,970	4.3%	1,902,232	3.5%
Provision for Income Taxes	561,627	1.2%	(174,806)	-0.3%
Net Income	$1,480,343	3.1%	$2,077,038	3.8%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Three Months Ended		Three Months Ended
	June 20, 2019		June 30, 2018
	Net	% of	Net	% of Total
	Revenue	Total Revenue	Revenue	Total Revenue
Revenue
Used Movies, Music, Games and Other	$10,139,878	21.6%	$10,072,323	18.4%
New Movies, Music, Games and Other	7,396,120	15.7%	6,738,302	12.3%
Rentals, Concessions and Other	233,584	0.5%	1,272,099	2.3%
Retail Appliance Boxed Sales	4,384,309	9.3%	7,615,797	13.9%
Retail Appliance UnBoxed Sales	1,458,783	3.1%	3,158,719	5.8%
Retail Appliance Service, Warranty and Other	360,407	0.8%	847,950	1.6%
Carpets	14,936,900	31.8%	16,520,435	30.2%
Hard Surface Products	7,650,383	16.3%	6,323,491	11.6%
Synthetic Turf Products	326,124	0.7%	1,929,198	3.5%
Directory Services	156,774	0.3%	183,743	0.3%
Total Revenue	$47,043,262	100.0%	$54,662,057	100.0%

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$8,037,432	79.3%	$7,819,418	77.6%
New Movies, Music, Games and Other	1,651,013	22.3%	1,542,971	22.9%
Rentals, Concessions and Other	155,186	66.4%	689,708	54.2%
Retail Appliance Boxed Sales	2,007,644	45.8%	811,026	10.6%
Retail Appliance UnBoxed Sales	806,451	55.3%	1,496,828	47.4%
Retail Appliance Service, Warranty and Other	(202,938)	-56.3%	(218,692)	-25.8%
Carpets	4,440,116	29.7%	4,677,755	28.3%
Hard Surface Products	2,002,375	26.2%	1,554,752	24.6%
Synthetic Turf Products	201,126	61.7%	265,702	13.8%
Directory Services	147,695	94.2%	174,750	95.1%
Total Gross Profit	$19,246,100	40.9%	$18,814,218	34.4%

Revenue

Revenue decreased $7,618,795, or 13.9% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

The decrease in revenue was primarily attributable to the following:

Retail Boxed Sales decreased $3,231,488, Retail Appliance UnBoxed Sales decreased $1,699,936 and Retail Appliance Service, Warranty and Other decreased $487,543 over the same period last fiscal year. This decline was driven by lower inventory across our retail locations because of financing that did not result in funding until after the end of the second quarter end March 31, 2019.

Revenue increased in the following categories as compared to the prior year period:

Used Movies, Music, Games and Other increased $67,555 or 0.7%.

New Movies, Music, Games and Other increased $657,818 or 9.8%.

Hard Surface Products increased $1,326,892 or 21.0%.

The revenue increases were offset by the following decreases in revenue as compared to the prior year period:

Synthetic Turf Products decreased $1,603,074 or 83.1%. We sold this business unit in December 2018.

Carpets decreased $1,583,535 or 9.6%.

Rentals, Concessions and Other decreased $1,038,515 or 81.6%.

Directory Services decreased $26,969 or 14.7%.

Cost of Revenue

Cost of revenue decreased $8,050,677, or 22.5% for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, primarily because of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $431,882 or 2.3%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

The decrease in gross profit was primarily attributable to the following:

Gross profits from ApplianceSmart, increased year-over-year: Retail Appliance Boxed Sales increased $1,196,618 or 147.5% at a 45.8% gross profit margin. Retail Appliance UnBoxed Sales declined $690,377, or 46.1% at a 55.3% gross profit margin. Retail Appliance Service, Warranty and Other increased $15,754 or 7.2%. This performance was driven by a change in mix that favored higher margin product.

Used Movies, Music, Games and Other increased $218,014 or 2.8%. Gross profit margin increased to 79.3% from 77.6% due to mix change to higher margin products.

New Movies, Music, Games and Other increased $108,042 or 7.0%. Gross profit margin decreased slightly to 22.3% from 22.9%.

Rentals, Concession and Other decreased $534,522, or 77.5%. Gross profit margin increased to 66.4% from 54.2%.

Directory Services decreased $27,055 or 15.5%. Directory Services gross profit margin decreased slightly to 94.2% from 95.1%.

The increase in gross profit was partially offset by decreases in the following categories as compared to the prior year period:

Carpets decreased $237,639 or 5.1%. Gross profit margin increased to 26.2 from 24.6%.

Hard Surface Products increased $447,623 or 28.8%. Gross profit margin increased to 26.2% from 24.6% driven by favorable customer and product mix compared to the same period in the prior year.

Synthetic Turf Products increased $64,576 or 24.3%. We sold this business unit in December 2018.

General and Administrative Expense

General and Administrative expense decreased $1,183,327 or 8.8%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Selling and Marketing Expense

Selling and marketing expense decreased $1,295,540 or 28.5%, for the three months June 30, 2019 as compared to the three months ended June 30, 2018.

Operating Income

Because of the factors described above, operating income of $3,808,569 for the three months ended June 30, 2019 represented an increase of $2,910,749 over the comparable prior year period of $897,820, or 324.2%.

Interest Expense, net

Interest expense net decreased $1,106,660 or 40.8%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to refinancing the Capitala term loan with Comvest in June 2018. During the quarter, the Company continued to pay down of debt for the financing related to the acquisition of Vintage Stock as more fully discussed in Notes 5 and 8 of the unaudited condensed consolidated financial statements reducing interest expense.

Other Income and Expense

Other income and expense decreased $232,782, or 328.8%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Provision for Income Taxes

Provision for income taxes was $561,627, for the three months ended June 30, 2019 as compared to a benefit for income taxes of $174,806 for the three months ended June 30, 2018.

Net Income

The factors described above led to net income of $1,480,343 for the three months ended June 30, 2019, or a 28.7% decrease from net income of $2,077,038 for the three months ended June 30, 2018.

Results of Operations Nine Months Ended June 30, 2019 and 2018

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Nine Months Ended		Nine Months Ended
	June 30, 2019		June 30, 2018
		% of Total		% of Total
		Revenue		Revenue
Statement of Income Data:
Revenue	$147,212,353	100.0%	$147,210,049	100.0%
Cost of Revenue	89,978,026	61.1%	92,349,240	62.7%
Gross Profit	57,234,327	38.9%	54,860,809	37.3%
General and Administrative Expense	37,885,740	25.7%	35,630,426	24.2%
Selling and Marketing Expense	11,403,151	7.7%	10,337,812	7.0%
Operating Income	7,945,436	5.4%	8,892,571	6.0%
Interest Expense, net	(4,793,352)	-3.3%	(7,001,314)	-4.8%
Bargain Purchase Gain on Acquisition	–	0.0%	7,418,375	5.0%
Other Income	1,663,088	1.1%	254,175	0.2%
Net Income before Income Taxes	4,815,172	3.3%	9,563,807	6.5%
Provision for Income Taxes	1,330,914	0.9%	3,685,941	2.5%
Net Income	$3,484,258	2.4%	$5,877,866	4.0%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Nine Months Ended		Nine Months Ended
	June 30, 2019		June 30, 2018
	Net	% of	Net	% of Total
	Revenue	Total Revenue	Revenue	Total Revenue
Revenue
Used Movies, Music, Games and Other	$32,081,655	21.8%	$32,928,269	22.4%
New Movies, Music, Games and Other	26,334,409	17.9%	24,498,907	16.6%
Rentals, Concessions and Other	784,056	0.5%	1,872,014	1.3%
Retail Appliance Boxed Sales	14,624,250	9.9%	15,357,486	10.4%
Retail Appliance UnBoxed Sales	4,839,232	3.3%	6,215,171	4.2%
Retail Appliance Service, Warranty and Other	1,702,129	1.2%	1,310,326	0.9%
Carpets	43,274,862	29.4%	43,245,710	29.4%
Hard Surface Products	21,287,246	14.5%	17,101,815	11.6%
Synthetic Turf Products	1,795,731	1.2%	4,112,756	2.8%
Directory Services	488,783	0.3%	567,595	0.4%
Total Revenue	$147,212,353	100.0%	$147,210,049	100.0%

	Nine Months Ended		Nine Months Ended
	June 30, 2019		June 30, 2018
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$25,845,628	80.6%	$25,617,429	77.8%
New Movies, Music, Games and Other	6,555,019	24.9%	5,890,637	24.0%
Rentals, Concessions and Other	514,774	65.7%	1,068,407	57.1%
Retail Appliance Boxed Sales	4,340,089	29.7%	2,473,367	16.1%
Retail Appliance UnBoxed Sales	1,652,622	34.2%	2,698,188	43.4%
Retail Appliance Service, Warranty and Other	(135,303)	-7.9%	385,919	29.5%
Carpets	12,047,813	27.8%	11,652,047	26.9%
Hard Surface Products	5,547,323	26.1%	4,284,236	25.1%
Synthetic Turf Products	405,600	22.6%	250,739	6.1%
Directory Services	460,762	94.3%	539,840	95.1%
Total Gross Profit	$57,234,327	38.9%	$54,860,809	37.3%

Revenue

Revenue increased $2,304, or 0.0% for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018.

Revenue increased in the following categories as compared to the prior year period. ApplianceSmart was acquired on December 30, 2017 and had two full quarters plus one day of operations in the prior nine month period, which is reflected in the results below:

New Movies, Music, Games and Other increased $1,835,502 or 7.5%.

Retail Appliance Service, Warranty and Other increased $391, 803 or 29.9%.

Carpets increased $29,152 or 0.1%.

Hard Surface Products increased $4,185,431 or 24.5%.

The revenue increases were partially offset by the following decreases in revenue as compared to the prior year period:

Retail Appliance Boxed Sales decreased $733,236 or 4.8%.

Retail Appliance Unboxed Sales decreased $1,375,939 or 22.1%.

Synthetic Turf Products decreased $2,317,025 or 56.3%. We sold this business unit in December 2018.

Used Movies, Music, Games and Other decreased $846,614 or 2.6%.

Rentals, Concessions and Other decreased $1,087,958 or 58.1%.

Directory Services decreased $78,812 or 13.9%.

Cost of Revenue

Cost of revenue increased $2,373,214 or 2.6% for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018, primarily because of the change in revenue discussed above as well as the changes in gross profit discussed below.

Gross Profit

Gross profit increased $2,373,518 or 4.3% for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018.

The increase in gross profit was primarily attributable to the following:

New Movies, Music, Games and Other increased $664,382 or 11.3%. New Movies, Music, Games and Other gross profit margin increased to 24.9% from 24.0% as a result of a favorable product mix compared to the same period in the prior year.

Used Movies, Music, Games and Other increased $228,199 or 0.9%. Gross profit margin increased to 80.6% from 77.8% due to mix change to higher margin products.

Retail Appliance Boxed increased $1,866,722 or 75.5%

Carpets increased $395,766 or 3.4%. Gross profit margin increased to 27.8% from 26.9%.

Hard Surface Products increased $1,263,087 or 29.5%. Gross profit margin increased to 26.1% from 25.1% driven by favorable customer mix compared to the same period in the prior year.

Synthetic Turf Products increased $154,861 or 61.8%. We sold this business unit in December 2018.

The increase in gross profit was partially offset by decreases in the following categories as compared to the prior year period:

Retail Appliance Service, Warranty and Other decreased by $521,222 or 135.1% at a gross profit loss of $135,303.

Retail UnBoxed decreased $1,045,566 or 38.8%.

Rentals, Concession and Other decreased $553,633 or 51.8%. Gross profit margin increased to 65.7% from 57.1%.

Directory Services decreased $79,078 or 14.6%. Directory Services gross profit margin decreased slightly to 94.3% from 95.1%.

General and Administrative Expense

General and Administrative expense increased $2,255,314 or 6.3%, for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018. This was primarily attributable to our acquisition of ApplianceSmart on December 30, 2017.

Selling and Marketing Expense

Selling and marketing expense increased $1,065,339 or 10.3%, for the nine months June 30, 2019 as compared to the nine months ended June 30, 2018. This was primarily attributable to our acquisition of ApplianceSmart on December 30, 2017.

Operating Income

Because of the factors described above, operating income of $7,945,436 for the nine months ended June 30, 2019 represented a decrease of $947,135 over the comparable prior year period of $8,892,571, or 10.7%.

Interest Expense, net

Interest expense net decreased $2,207,962 or 31.5%, for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018 primarily due to refinancing the Capitala loan with Comvest in June 2018. During the quarter, the Company continued to pay down of debt for the financing related to the acquisition of Vintage Stock as more fully discussed in Notes 5 and 8 of the unaudited condensed consolidated financial statements reducing interest expense.

Other Income and Expense

Other income and expense increased $1,408,913, or 554.3%, for the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018 due to the sale of our Synthetic Turf Products business unit in December 2018.

Provision for Income Taxes

Provision for income taxes was $1,330,914, for the nine months ended June 30, 2019 as compared to a provision for income taxes of $3,685,941 for the nine months ended June 30, 2018. The provision for income taxes in the prior year contain an approximate $2.3 million adjustment for a change in the income tax rate for US corporations.

Net Income

The factors described above led to net income of $3,484,258 for the nine months ended June 30, 2019, or a 40.7% decrease from net income of $5,877,866 for the nine months ended June 30, 2018.

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

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Segments in $				Segments in $
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total
Revenue	$23,973,081	$22,913,407	$156,774	$47,043,262	$29,705,192	$24,773,123	$183,742	$54,662,057
Cost of Revenue	11,518,293	16,269,790	9,079	27,797,162	17,563,930	18,274,916	8,993	35,847,839
Gross Profit	12,454,788	6,643,617	147,695	19,246,100	12,141,262	6,498,207	174,749	18,814,218
General and Administrative Expense	10,598,926	1,590,685	1,783	12,191,394	11,732,687	1,640,384	1,650	13,374,721
Selling and Marketing Expense	1,304,544	1,941,592	1	3,246,137	2,387,232	2,154,443	2	4,541,677
Operating Income (Loss)	$551,318	$3,111,340	$145,911	$3,808,569	$(1,978,657)	$2,703,380	$173,097	$897,820

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Segments in % of Revenue				Segments in % of Revenue
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total
Revenue	29.8%	34.5%	32.1%	32.0%	36.1%	38.4%	32.4%	37.1%
Cost of Revenue	14.3%	24.5%	1.9%	18.9%	21.4%	28.4%	1.6%	24.4%
Gross Profit	15.5%	10.0%	30.2%	13.1%	14.8%	10.1%	30.8%	12.8%
General and Administrative Expense	13.2%	2.4%	0.4%	8.3%	14.3%	2.5%	0.3%	9.1%
Selling and Marketing Expense	1.6%	2.9%	0.0%	2.2%	2.9%	3.3%	0.0%	3.1%
Operating Income (Loss)	0.7%	4.7%	29.9%	2.6%	-2.4%	4.2%	30.5%	0.6%

Retail and Online Segment

Segment results for Retail and Online include Vintage and ApplianceSmart. Revenue and Cost of Revenue for the Retail and Online Segment for the three months ended June 30, 2019 are detailed in the “Revenue” and “Cost of Revenue” sections above.

Operating income for the three months ended June 30, 2019 increased $2,529,975 or 127.9%.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue and Cost of Revenue for the Manufacturing Segment for the three months ended June 30, 2019 are detailed in the “Revenue” and “Cost of Revenue” sections above. Operating income for the three months ended June 30, 2019 increased $407,960, or 15.1%, as compared to the prior year period, because of an increase in gross profit of $145,410 as well as decreases in general and administrative expense of $49,699 and selling and marketing expense of $212,851.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenue and Cost of Revenue for the Services Segment for the three months ended June 30, 2019 are detailed in the “Revenue” and “Cost of Revenue” sections above. Operating earnings for the three months ended June 30, 2019 decreased $27,054, or 15.5% compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

	Nine Months Ended June 30, 2019				Nine Months Ended June 30, 2018
	Segments in $				Segments in $
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total
Revenue	$80,365,731	$66,357,839	$488,783	$147,212,353	$82,182,175	$64,460,280	$567,594	$147,210,049
Cost of Revenue	41,592,902	48,357,103	28,021	89,978,026	44,048,226	48,273,259	27,755	92,349,240
Gross Profit	38,772,829	18,000,736	460,762	57,234,327	38,133,949	16,187,021	539,839	54,860,809
General and Administrative Expense	33,269,112	4,613,985	2,643	37,885,740	31,244,208	4,383,829	2,389	35,630,426
Selling and Marketing Expense	5,320,288	6,082,862	1	11,403,151	4,245,074	6,092,735	3	10,337,812
Operating Income (Loss)	$183,429	$7,303,889	$458,118	$7,945,436	$2,644,667	$5,710,457	$537,447	$8,892,571

	Nine Months Ended June 30, 2019				Nine Months Ended June 30, 2018
	Segments in % of Revenue				Segments in % of Revenue
	Retail &				Retail &
	Online	Manufacturing	Services	Total	Online	Manufacturing	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	51.8%	72.9%	5.7%	61.1%	53.6%	74.9%	4.9%	62.7%
Gross Profit	48.2%	27.1%	94.3%	38.9%	46.4%	25.1%	95.1%	37.3%
General and Administrative Expense	41.4%	7.0%	0.5%	25.7%	38.0%	6.8%	0.4%	24.2%
Selling and Marketing Expense	6.6%	9.2%	0.0%	7.7%	5.2%	9.5%	0.0%	7.0%
Operating Income (Loss)	0.2%	11.0%	93.7%	5.4%	3.2%	8.9%	94.7%	6.0%

Retail and Online Segment

Segment results for Retail and Online include Vintage and ApplianceSmart. Revenue and Cost of Revenue for the Retail and Online Segment for the nine months ended June 30, 2019 are detailed in the “Revenue” and “Cost of Revenue” sections above.

Operating income for the nine months ended June 30, 2019 decreased $2,461,238 or 93.1% as compared to the prior year period.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. The synthetic turf products business was sold in December 2018. Revenue and Cost of Revenue for the Manufacturing Segment for the nine months ended June 30, 2019 are detailed in the “Revenue” and “Cost of Revenue” sections above. Operating income for the nine months ended June 30, 2019 increased $1,593,432, or 27.9%, as compared to the prior year period, because of an increase in gross profit of $1,813,715, partially offset by an increase in general and administrative expense of $230,156 and decrease in selling and marketing expense of $9,873.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenue and Cost of Revenue for the Services Segment for the nine months ended June 30, 2019 are detailed in the “Revenue” and “Cost of Revenue” sections above. Operating earnings for the nine months ended June 30, 2019 decreased $79,329, or 14.8% compared to the prior year period, primarily due to decreased renewal revenues. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

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

As of March 31, 2019, we had total cash on hand of $2,416,540 and an additional $15,000,000 of available borrowing under the BofA Revolver, $10,857 of available borrowing under the Crossroads Revolver and an additional $805,464 of available borrowing under the TCB Revolver. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances, our then-current commitments and obligations, the amount, nature and timing of our capital requirements, any limitations imposed by our current credit arrangements and overall market conditions.

Cash Flows

During the nine months ended June 30, 2019, cash provided by operations was $15,536,126, compared to $9,708,686 during the nine months ended June 30, 2018. The increase in cash provided by operations of $5,827,440 as compared to the prior period; was primarily due to a decrease in net income of $2,393,608, a decrease in depreciation and amortization expense of $392,255, a decrease due to the bargain purchase gain of Appliancesmart of $7,418,375, a decrease due to gain on sale of equipment of $1,411,838, a decrease to the change in deferred income taxes of $2,401,709, a decrease in non-cash expenses of $591,526, and an increase in cash provided by operations for working capital purposes of $5,600,001.

Some of the significant changes in cash provided by or used by operations for working capital purposes, as compared to the prior year period include:

Cash used by an increase in prepaid expenses and other current assets of $1,814,021.

Cash provided by a decrease in inventory of $8,704,044 at Vintage Stock, ApplianceSmart and Marquis.

Cash provided by a decrease in accounts receivable of $3,807,665 due to increased collections at Marquis and ApplianceSmart on account.

Cash used by a decrease in accounts payable by $4,211,961 at Marquis, Vintage and Appliancesmart.

Cash provided by and used in investing activities was $2,251,807 and $8,446,412 for the nine months ended June 30, 2019 and 2018, respectively. The $10,698,219 increase in cash provided by investing activities, as compared to the prior period, is primarily attributable to proceeds from the sale of property and equipment of $4,372,475, a decrease in the purchase of property and equipment of $5,891,410 and a decrease in the purchase of intangible assets of $434,334.

Cash used by financing activities was $17,363,015 and $2,941,797 for the nine months ended June 30, 2019 and 2018, respectively. The $14,421,218 increase in cash used in investing activities, as compared to the prior period, was attributable to an increase in net payments on our three revolver loans of $6,748,532; decrease in payment of $1,094,554 for debt issuance costs, a decrease in the proceeds from the issuance of notes payable of $27,931,591, a decrease in payments of notes payable of $20,299,740 an increase in the payment of related party notes payable of $910,247, an increase in purchase of common treasury stock of $229,142, and a decrease in the purchase of series E preferred treasury stock of $4,000.

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

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 8 to the unaudited condensed consolidated financial statements. At June 30, 2019 and September 30, 2018, we had $15,000,000 and $7,326,680 of additional borrowing availability on the BofA Revolver, respectively. Maximum borrowing under the BofA Revolver is $15 million. The weighted average interest rate for the period of October 1, 2018 through June 30, 2019 was 4.19%. We borrowed $63,941,777 and repaid $71,542,382 on the BofA Revolver during the nine months ended June 30, 2019, resulting in an outstanding balance on the BofA Revolver of $0 and $7,600,605 at June 30, 2019 and September 30, 2018, respectively.

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver, subject to availability as described in Note 8 to the unaudited condensed consolidated financial statements. On June 30, 2019 and September 30, 2018, we had $805,464 and $107,405, of additional borrowing availability on the TCB Revolver, respectively. Maximum borrowing under the TCB Revolver has been Reduced to $12,000,000. No letters of credit were outstanding at any time during the period of October 1, 2018 through June 30, 2019. The weighted average interest rate for the period of October 1, 2018 through March 31, 2019 was 4.71461%. We borrowed $57,653,302 and repaid $58,351,363 on the TCB Revolver during the period of October 1, 2018 through June 30, 2019, resulting in an outstanding balance on the TCB Revolver of $11,194,534 and $11,892,595 at June 30, 2019 and September 30, 2018, respectively.

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

Off-Balance Sheet Arrangements

At June 30, 2019, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk, foreign customer purchases or commodity price risk.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2019.

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

Please refer to ‘‘Item 3. Legal Proceedings’’ in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2018 for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

ITEM 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of funds

On February 20, 2018, the Company announced a $10.0 million common stock repurchase program. Below are the purchases during the three months ended June 30, 2019:

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
April 2019	8,700	$7.91	8,700	$9,308,533
May 2019	9,290	7.39	9,290	9,239,880
June 2019	23,628	7.30	23,628	9,067,396
	41,618		41,618

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

3.1		Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07
3.2		Certificate of Change	8-K	001-333937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-333937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-333937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-333937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-333937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-333937	3.1.6	12/29/16
3.8		Bylaws of Live Ventures Incorporated	10-Q	001-33937	3.8	08/14/18
10.1	*	Fourth Amendment to Loan Agreement dated June 24, 2019 between Texas Capital Bank, National Association and Vintage Stock, Inc.
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. 101.INS	**	XBRL Instance Document
Ex. 101.SCH	**	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
Ex. 101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

 ______________________________

*Filed herewith

** To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: August 14, 2019	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2019	/s/ Virland A. Johnson
Chief Financial Officer
(Principal Financial Officer)

