Form 10-Q/A
period 2019-06-30
LIVE VENTURES Inc
filed 2019-08-16
CIK 1045742

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 14, 2019.

2

ITEM 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number	Exhibit Description

Ex-101.INS	XBRL Instance Document
Ex-101.SCH	XBRL Taxonomy Extension Schema Document
Ex-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Ex-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Ex-101.LAB	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: August 16, 2019	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2019	/s/ Virland A. Johnson
Chief Financial Officer
(Principal Financial Officer)

3