Form 10-K
period 2019-09-30
LIVE VENTURES Inc
filed 2020-02-10
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

Securities registered under Section 12(g) of the Exchange Act:

None.

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 30, 2019 was $15,200,000.

The number of shares outstanding of the registrant’s common stock, as of January 29, 2020, was 1,765,196 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

LIVE VENTURES INCORPORATED

FORM 10-K

For the year ended September 30, 2019

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

Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K are disclosed in Item 1-Business, Item 1A – Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the factors that we believe could affect our results include:

•	competitive and cyclical factors relating to the floor covering and retail industries;
•	dependence of some of Marquis’ business on key customers;
•	requirements of capital;
•	requirements of our lenders;
•	risks and uncertainties relating to the ApplianceSmart Chapter 11 filing;
•	availability of raw materials;
•	product liabilities in excess of insurance;
•	our ability to continue to make acquisitions and to successfully integrate and operate acquired businesses;
•	risks of downturns in general economic conditions and in the floor covering and retail industries that could affect our business segments;
•	technological developments;
•	our ability to attract and retain key personnel;
•	changes in governmental regulation and oversight;
•	domestic or international hostilities and terrorism; and
•	the future trading prices of our common stock.

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

On December 21, 2018, Marquis sold its A-O division to a third party for approximately $5.5 million in cash plus $0.10 per pound of nylon sold by the purchaser during the 36-month period immediately following the closing of such sale.

Recent Developments

On November 1, 2019, Marquis entered into a purchase agreement, as amended (as amended, the “LOTC Purchase Agreement”), to acquire the outstanding capital stock of Lonesome Oak Trading Co., Inc. (“Lonesome Oak”).  Pursuant to the LOTC Purchase Agreement, Marquis will acquire from the sole shareholder of Lonesome Oak (the “LOTC Shareholder”) all of the issued and outstanding shares of capital stock of Lonesome Oak. The transaction value under the Purchase Agreement is approximately $14.0 million. In addition, following the closing of the transaction, Lonesome Oak will be leasing back from the LOTC Shareholder certain properties owned by affiliates of the LOTC Shareholder that will be used in Lonesome Oak’s operations. Marquis will hold back $1.2 million of the purchase price (the “Holdback Amount”) to satisfy claims for indemnity arising out of breaches of certain representations, warranties, and covenants, and certain other enumerated items, if any. In connection with the closing of the transaction, the LOTC Shareholder will enter into an employment agreement with a five-year term and will serve as Lonesome Oak’s Executive Vice President pursuant to the terms thereof. Lonesome Oak had gross revenues of approximately $48.0 million for its 2018 fiscal year. At November 1, 2019, Lonesome Oak had approximately 280 employees. The parties expect that the transaction will close within the Company’s second fiscal quarter, subject to customary closing conditions. The LOTC Purchase Agreement contains customary representations, warranties, and covenants. Subject to certain exceptions, the LOTC Shareholder has agreed to indemnify Marquis for breaches of certain representations, warranties, and covenants, and certain other enumerated items, if any. Indemnification by the LOTC Shareholder for breaches of certain representations and warranties is generally limited to the Holdback Amount. The LOTC Purchase Agreement contains a three-year non-competition covenant and non-solicitation covenant that apply to the LOTC Shareholder. The transaction closed on January 31, 2020.

At September 30, 2019, Marquis operated its business through 10 divisions, each specializing in a distinct area of the business. Marquis’ flooring source division is the largest of all of the operating divisions, with sales to over 2,000 floor covering dealers. The following is a breakdown of each division and the specialized products sold:

Division	Products and/or Services
Marquis Industries	All forms of floor covering to dealers and home centers
Marquis Hard Surfaces	Hard surface products provided to dealers
Omega Pattern Works	Specialty printed carpet to the entertainment industry (bowling alleys, fun centers, movie theaters, and casinos)
Astro Carpet Mills	Specialty printed carpet to the entertainment industry and artificial turf
Artisans Hospitality	Carpets to commercial and hospitality markets
Dalton Carpet Depot	Sells specials and off grade carpet products to dealers
M&M Fibers	Internal extrusion carpet fiber division supplying raw material to Marquis
Quantum Textiles	Internal twisting and heat set yarn plant
B&H Tufters	Internal tufting operations
Constellation Industries	Contract commission printing

Products

Carpets & Rugs

Marquis produces innovative residential and commercial floorcovering products. Marquis has 26 running line styles offering outstanding quality and value. It also offers special value in polyester and nylon styles. Marquis products feature high twist yarns produced with ultra-soft fibers and are designed to perform well in high traffic areas.

Marquis’s specialty print divisions offer printed patterned carpet designed for commercial applications. Patterns are tailored to a variety of end uses from fun centers, movies theatres, hotels, casinos and corporate. All products are printed on high performance nylon and are soil and stain resistant.

Hard Surfaces

The Marquis Hard Surface product lineup includes products designed for both residential and commercial end uses. Marquis’s product offering has remained on the cutting edge of this rapidly evolving segment of the flooring industry and will continue to be an innovator in new technology and design. Marquis Hard Surface currently offers dry back, click and lock luxury vinyl plank and hundreds of rolls of vinyl flooring.

Industry and Market

Marquis is an integrated carpet manufacturer, seller of hard surface products and manufacturer of nylon yarn within a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2018, the U.S. floor covering industry had an estimated $27.1 billion in sales.

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

Our Market

Carpet and Rugs

The carpet and rug industry had shipments of $11.5 billion in 2018. The carpet and rugs industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry. The industry has two primary sub-markets, replacement and new construction, with the replacement market making up the larger portion of the sub-markets. Approximately 59% of industry shipments are made in response to residential replacement demand.

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

Hard Surfaces

Hard flooring surfaces such as ceramic, luxury vinyl tile, hardwood, stone, and laminate had shipments of $15.5 billion in 2018. As with carpet and rugs, the market is split between residential and commercial and replacement and new construction, with residential replacement being the largest segment of the market.

Competition

The North American flooring industry is highly competitive with an increasing variety of product categories, shifting consumer preferences and pressures from imported products, particularly in the rug and hard surface categories. Marquis competes with other flooring manufacturers and resellers. Marquis is a fully integrated carpet mill, and, as a result, is able to produce carpet at the lowest cost possible for its target price point. Marquis is a one stop shop for soft and hard surface products, allowing its customers to save time and receive exceptional service. Marquis offers innovative products and has quick turnaround times turning a new product in two weeks from order to delivery. The principal methods of competition are service, quality, price, product innovation and technology. Marquis’ lean operating structure plus investments in manufacturing equipment, computer systems and marketing strategy contribute to its ability to provide exceptional value on the basis of performance, quality, style and service.

Raw Materials and Suppliers

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

Manufacturing

Marquis has a manufacturing facility with state-of-the-art equipment in all phases of its vertically integrated production, from extrusion of yarn to yarn processing to tufting carpet. Marquis manufactures high quality products and offer unique customization with exceptionally short lead-times. Marquis has recently invested in new, efficient equipment to expand the yarn extrusion capacity to enter new markets. The new equipment allows Marquis to reduce production costs and increase margins.

Marketing

Marquis has a team of 29 full-time salespeople who deepen customer relationships throughout its markets.

Retail and Online Segment

Vintage Stock

Vintage Stock is an award-winning specialty entertainment retailer with 62 storefronts across the Midwest and Southwest. Vintage Stock enjoys a wide customer base comprised of electronic entertainment enthusiasts, avid collectors, female gamers, children, seniors and more. Vintage Stock offers a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 35 Vintage Stock, 13 Movie Trading Company, 11 EntertainMart and 3 V-Stock retail locations strategically positioned across Missouri, Texas, Oklahoma, Kansas, Arkansas, Utah, Colorado, Illinois, Idaho, and New Mexico. Stores range in size from 3,000 square feet to as large as 46,000 square feet depending on market draw and population density. In addition to offering a wide array of products, Vintage Stock also offers services to customers, such as rentals, special orders, disc and video game hardware repair and more. Vintage Stock also sells new and used movies, video games, music, and toys through http://www.vintagestock.com. Vintage Stock’s “Cooler Than Cash” program rewards loyal customers. When Vintage Stock customers bring in items to sell, the customer has two options: (i) sell their pre-owned products for cash or (ii) opt for store credit and receive a fifty percent bonus.

Vintage Stock sources its products through purchasing and trade-ins from customers as well as through distributors, including Ingram Entertainment, Inc., Alliance Entertainment, Inc., Ingram Book Company, Inc., and Diamond Comics, Inc.

ApplianceSmart

At September 30, 2019, ApplianceSmart operated 4 stores: two in Minnesota; one Ohio; and one in Georgia.  ApplianceSmart is a major household appliance retailer with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, niche offerings such as close-outs, factory overruns, discontinued models, and special-buy appliances, including open box merchandise and others.  One example of a special-buy appliance may be due to manufacturer product redesign, in which a current model is updated to include a few new features and is then assigned a new model number. Because the major manufacturers—primarily Whirlpool, General Electric, and Electrolux—ship only the latest models to retailers, a large quantity of the previous models often remain in the manufacturers' inventories. Special-buy appliances typically are not integrated into the manufacturers’ normal distribution channels and require a different method of management, which we provide. For many years, manufacturers relied on small appliance dealers to buy these specialty products to sell in their stores.  However, today small retailers are struggling to compete with large appliance chains as the ten largest retailers of major appliances account for more than 85% of the sales volume.  At the same time, expansion of big-box retailers that sell appliances has created an increase in the number of special-buy units, further straining the traditional outlet system for these appliances. Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

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

Recent Developments

On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The bankruptcy affects Live Ventures’ indirect subsidiary ApplianceSmart only and does not affect any other subsidiary of Live Ventures, or Live Ventures itself.  ApplianceSmart expects to continue to operate its business in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In addition, the Company reserves its right to file a motion seeking authority to use cash collateral of the lenders under the reserve-based revolving credit facility.  The case is being administrated under the caption In re: ApplianceSmart, Inc. (case number 19-13887). Court filings and other information related to the Chapter 11 Case are available at the PACER Case Locator website for those registered to do so or at the Courthouse located at One Bowling Green, Manhattan, New York 10004.

Marketing

Vintage Stock. Vintage Stock markets its stores primarily via social media apps including but not limited to individual store & corporate Facebook and Twitter accounts. We have an approximately 550,000 customer list for distribution of our digital new release catalog and promotion of online and brick and mortar sales and coupons. In early 2018, Vintage Stock started converting accounts to mobile numbers to better engage its customers with offers and sales. Vintage Stock also uses guerrilla marketing by partnering and setting up booths with movie theaters for blockbuster releases, various trade fairs, and school donations.

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

Our Market

Vintage Stock. According to the Entertainment Software Association, today’s video games provide rich, engaging entertainment for players across all platforms. The 2019 Essential Facts About the Computer and Video Game Industry Report (the “Video Game Industry Report”) underscores how video games have evolved into a mass medium, noting that over 164 million adults in the United States play video games, and three-quarters of Americans have at least one gamer in their household. In addition, the Video Game Industry Report also stated that in 2018, the industry generated $35.8 billion in video game content spending, up from $30.4 billion in 2017. Total video game content spending included purchases of digital content such as online subscriptions, downloadable content, mobile applications, and social networking games.  Total consumer spending in the video game industry reached $43.4 billion in 2018, representing a 20% rise over 2017’s $36 billion, per recent data released by the Entertainment Software Association (ESA) and The NPD Group/Retail Tracking Service/Digital Games Tracking Service.

Separately, sixty-five percent (65%) of American adults play video games up from 45% in 2015, according to Entertainment Software Association (ESA). Gamers are spending an average of 11% of their leisure time with video games this year, a figure that has remained largely consistently over the past few years.  The overall average age of gamers is 33 years and they have been playing video games for 14 years on average.  These figures are a continuation of the trend that the average gamer age has been decreasing while the number of years playing has increased.

ApplianceSmart. The U.S. major appliance industry is increasing, growing by 2.9% over the course of the last five years. The Company also believes that the market is undergoing a significant advancement of “smart” or “connected” appliances. According to Grand View Research, manufacturers are investing substantially in research and development in the connected appliance space. With integrated computer chip and screens in refrigerators, consumers can sync up grocery lists, recipes, and even play a Pandora playlist through their appliance. According to Statista, these so called “smart appliances” generated approximately $887 million in 2016, which is a significant increase over 2011 (approximately $105 million). According to Grand View Research, the two major distribution channels for consumers to purchase appliances are brick and mortal retail and ecommerce. Brick and mortar retail holds the majority share in revenue and the Company believes will continue to increase through 2025.

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

Employees

As of September 30, 2019, we had approximately 1,000 employees, of which approximately 650 were full-time employees, in the United States, none of whom were covered by a collective bargaining agreement.

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

Our operating results have historically fluctuated significantly, and we could continue to experience fluctuations or revert to declining operating results due to factors that may or may not be within our control. Such factors include the following:

•	fluctuating demand for our products and services;
•	changes in economic conditions and the amount of consumers’ discretionary spending,
•	changes in technologies favored by consumers,
•	the effect of the Chapter 11 Case on the Company and on the interests of various constituents;
•	customer refunds or cancellations, and
•	our ability to continue to bill through existing means;
•	market acceptance of new or enhanced versions of our services or products;
•	new product offerings or price competition (or pricing changes) by us or our competitors;
•	with respect to our retail and online segment, the opening of new stores by competitors in our markets;
•	with respect to our manufacturing segment, changes in import tariffs;
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

We are and may be exposed to litigation, claims and other legal proceedings relating to our company as a whole or our individual products and services, which could have a material adverse effect on our business and/or our stock price.

In the ordinary course of business, we are and may be subject to a variety of legal proceedings, including the SEC investigation described below, and those relating to product liability, product warranty, product recall, personal injury, intellectual property infringement, and other matters and/or claims relating to our Company, including securities class action matters. A very large claim or several similar claims asserted by a large class of plaintiffs could have a material adverse effect on our business and cause our stock price to decline if we are unable to successfully defend against or resolve these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. In addition, any insurance we may have may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels. Moreover, adverse publicity arising from claims made against us, even if the claims are not successful, could adversely affect our reputation or the reputation and sales of our products and cause our stock price to decline.

We have identified and disclosed in this Form 10-K material weaknesses in our internal control over financial reporting, which have resulted in a restatement of our financial statements for fiscal year 2019.  If we are not able to remediate these material weaknesses and maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, which could cause our stock price to fall or result in our stock being delisted.

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

As reported in Part II – Item 9A, Controls and Procedures, there were material weaknesses in our internal controls over financial reporting at September 30, 2019. Specifically, management’s assessment concluded that the company has the following material weaknesses: (a) lack of sufficient controls around the financial reporting process; (b) lack of proper segregation of duties within the financial reporting process; (c) lack of evaluation of internal controls; and (d) and lack of review of reconciliations surrounding the financial reporting process.

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

Our failure to comply with various applicable federal and state employment and labor laws and regulations could have a material, adverse impact on our business.

Various federal and state employment and labor laws and regulations govern our relationships with our employees. These laws and regulations relate to matters such as employment discrimination, wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws, and anti-discrimination and anti-harassment laws. Complying with these laws and regulations subjects us to substantial expense and non-compliance could expose us to significant liabilities. We could suffer losses from these and similar cases, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate, and the federal government have from time to time enacted minimum wage increases, changes to eligibility for overtime pay, paid sick leave and mandatory vacation accruals, and similar requirements. These changes have increased our labor costs and may have a further negative impact on our labor costs in the future.

In addition, a significant number of our employees are paid at rates related to the applicable minimum wage. Federal, state and local proposals that increase minimum wage requirements or mandate other employee matters could, to the extent implemented, materially increase our labor and other costs. Several states in which we operate have approved minimum wage increases that are above the federal minimum. As more jurisdictions implement minimum wage increases, we expect our labor costs will continue to increase. Our ability to respond to minimum wage increases by prices depends on willingness of our customers to pay the higher prices and our perceived value relative to competitors. Our distributors and suppliers could also be affected by higher minimum wage, benefit standards and compliance costs, which could result in higher costs for goods and services supplied to us.

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

Third parties, including our partners, contractors, or employees may infringe or misappropriate our copyrights, trademarks, service marks, trade dress, and other proprietary rights. Any such infringement or misappropriation could have a material adverse effect on our business, prospects, financial condition, and results of operations. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights, which may result in the dilution of the brand identity of our services.

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

Even if we were to prevail, such claims or litigation could be time-consuming and expensive to prosecute or defend and could result in the diversion of our management’s time and attention. These expenses and diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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
•

the risk of entering into markets or producing products where we have limited or no experience, including the integration or removal of the acquired or disposed products with or from our existing products; and

•

the inability to properly implement or remediate internal controls, procedures and policies appropriate for a public company at businesses that prior to our acquisition were not subject to federal securities laws and may have lacked appropriate controls, procedures and policies.

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

RISKS RELATED TO OUR RETAIL AND ONLINE BUSINESS

ApplianceSmart Specific Risk Factors

ApplianceSmart is subject to risks and uncertainties with respect to the actions and decisions of its creditors and other third parties who have interests in the Chapter 11 Case that may be inconsistent with ApplianceSmart’s plans.

ApplianceSmart is subject to risks and uncertainties associated with its voluntary proceedings under Chapter 11 of the Bankruptcy Code filed with the Bankruptcy Court on December 9, 2019 (the “Commencement Date”). For the duration of the bankruptcy proceedings, ApplianceSmart’s operations and our ability to execute the ApplianceSmart business strategy will be subject to risks and uncertainties associated with bankruptcy. These risks include:

•	ApplianceSmart’s ability to continue as a going concern;

•	ApplianceSmart’s ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Case from time to time;

•

ApplianceSmart’s ability to develop, execute, confirm and consummate a plan of reorganization with respect to the Chapter 11 Case, views and objections of creditors and other parties in interest that may make it difficult to develop and consummate a plan in a timely manner;

•	ApplianceSmart’s ability to obtain and maintain normal payment and other terms with credit card companies, customers, vendors, and service providers;

•	ApplianceSmart’s ability to maintain contracts that are critical to its operations;

•	ApplianceSmart’s ability to attract, motivate and retain management and other key employees;

•	ApplianceSmart’s ability to retain key vendors or secure alternative supply sources;

•	ApplianceSmart’s ability to fund and execute its business plan; and

•	ApplianceSmart’s ability to obtain acceptable and appropriate financing.

These risks and uncertainties could significantly affect its business and operations in various ways. For example, negative publicity or events associated with the Chapter 11 Case could adversely affect its relationships with its vendors and employees, as well as with customers, which in turn could adversely affect its operations and financial condition. Also, pursuant to the Bankruptcy Code, ApplianceSmart requires Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit its ability to respond to certain events in a timely manner or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Case, we cannot predict or quantify the ultimate impact that events occurring during the pendency of the Chapter 11 Case will have on ApplianceSmart’s or the Company’s consolidated business, financial condition, results of operations, or the certainty as to ApplianceSmart’s ability to continue as a going concern. As a result of the Chapter 11 Case, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, ApplianceSmart may sell or otherwise dispose of a portion or all of our assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

ApplianceSmart’s businesses could suffer from a long and protracted restructuring.

ApplianceSmart’s future results are dependent upon the successful confirmation and implementation of a Chapter 11 plan of reorganization. Failure to obtain this approval in a timely manner could adversely affect ApplianceSmart’s operating results and cash flows, as its ability to obtain financing to fund its operations may be adversely affected by protracted bankruptcy proceedings. If a protracted reorganization or liquidation is to occur, there is a significant risk that ApplianceSmart’s enterprise value would be substantially eroded to the detriment of all stakeholders.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities of ApplianceSmart that will be subject to the plan of reorganization. Even if a plan of reorganization is approved and implemented, our operating results and cash flows may be adversely affected by the possible reluctance of prospective lenders to do business with a company that may have recently emerged from bankruptcy.

Operating as a Debtor in Possession under Chapter 11 of the Bankruptcy Code may restrict ApplianceSmart’s ability to pursue its business strategies.

Under Chapter 11 of the Bankruptcy Code, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit ApplianceSmart’s ability to respond to certain events in a timely manner or take advantage of certain opportunities. ApplianceSmart must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with its various stakeholders;

•	buy or sell assets outside the ordinary course of business; and

•	borrow funds for our operations, investments or other capital needs or to engage in other business activities that would be in our best interest.

Sufficient debtor-in-possession financing may not be available and ApplianceSmart’s emergence from the Chapter 11 Case is not assured.

If cash flows and borrowings under any debtor-in-possession financing are not sufficient to meet our liquidity requirements, it is uncertain whether we would be able to reorganize our business. The amount of distributions that will be available to our creditors and other holders of claims against and interests in us and our businesses, including holders of secured claims, in connection with our reorganization and consummating a plan of reorganization is uncertain. We will likely incur significant costs in connection with developing and seeking approval of a plan of reorganization, and financing, which may not be supported by certain of our stakeholders. If we were unable to develop a feasible plan of reorganization, or if we were unable to gain access to financing to operate our businesses during the Chapter 11 Case, it is possible that ApplianceSmart would have to liquidate a portion or all of its assets, in which case it is likely that holders of claims would receive substantially less favorable distributions than they would receive if ApplianceSmart were to emerge as a viable, reorganized business.

Our senior management team and other key personnel may not be able to execute the ApplianceSmart business plan as currently developed, given the substantial attention required of such individuals by the Chapter 11 Case.

The execution of the ApplianceSmart business plan also depends on the efforts of our senior management team and other key personnel to execute the ApplianceSmart business plan. Such individuals may be required to devote significant efforts to the prosecution of the Chapter 11 Case, thereby potentially impairing their abilities to execute the ApplianceSmart business plan and the business plan of the Company generally. Accordingly, our business plan may not be implemented as anticipated, which may cause its financial results to materially deviate from the current projections.

ApplianceSmart may be subject to claims that will not be discharged in the Chapter 11 Case, which could have a material adverse effect on its results of operations and profitability.

The Bankruptcy Code generally provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and specified debts arising afterwards. With few exceptions, all claims that arose prior to the Commencement Date and before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any material claims not ultimately discharged by the Bankruptcy Court could have an adverse effect on ApplianceSmart’s results of operations and profitability.

In certain limited instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Case to a case under Chapter7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for under a Chapter 11 proceeding because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

ApplianceSmart’s, and our consolidated, financial results may be volatile and may not reflect historical trends.

While in Chapter 11, we expect that ApplianceSmart’s, and our consolidated, financial results may be volatile as asset impairments and dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance may not be indicative of our financial performance after the Commencement Date. In addition, if ApplianceSmart emerges from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, as a result of revisions to ApplianceSmart’s operating plans pursuant to a plan of reorganization. Moreover, if ApplianceSmart emerges from Chapter 11, we may be required to adopt fresh-start accounting. If fresh-start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh-start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. If fresh-start accounting is required, our financial results after the application of fresh-start accounting may be materially different from historical trends.

ApplianceSmart may not have sufficient cash to maintain its operations during the Chapter 11 Case or fund its emergence from the bankruptcy.

Because of ApplianceSmart’s financial condition, it will have heightened exposure to, and less ability to withstand, the operating risks that are customary in its industry, such as fluctuations in raw material prices and currency exchange rates. Any of these factors could result in the need for substantial additional funding. A number of other factors, including the Chapter 11 Case, ApplianceSmart’s financial results in recent years and the competitive environment it faces, adversely affect the availability and terms of funding that might be available to ApplianceSmart during, and upon emergence from, Chapter 11. As such, ApplianceSmart may not be able to source capital at rates acceptable to it, or at all, to fund its current operations or our exit from bankruptcy. The inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on ApplianceSmart and on its ability to sustain our operations, both currently and upon emergence from bankruptcy.

A disruption in ApplianceSmart’s relationships with, or in the operations of, any of ApplianceSmart’s key suppliers could cause ApplianceSmart’s, and our, net sales and profitability to decline.

The success of ApplianceSmart’s business and growth strategy depends to a significant degree on the availability of open box and b-line product from our suppliers. Our largest suppliers include GE Appliances, Whirlpool, Electrolux, LG, and Samsung. ApplianceSmart does not have long-term supply agreements or exclusive arrangements with its major suppliers. ApplianceSmart typically orders its inventory through the issuance of individual purchase orders to vendors allowing ApplianceSmart to remain selective of the quality and type of product it purchases. ApplianceSmart has no contractual assurance of the continued supply of merchandise in the amount and assortment currently offered to its customers and may be subjected to rationing by suppliers. In addition, ApplianceSmart relies heavily on a relatively small number of suppliers. The top three suppliers represented the majority of its appliance purchases in fiscal 2019.

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

Vintage Stock Specific Risk Factors

Economic conditions in the U.S. could adversely affect demand for the products we sell.

Sales of products by Vintage Stock are driven, in part, by discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing movies, games, music and other discretionary products when there are favorable economic conditions. Consumer spending may be affected by many economic factors outside of our control. Some of these factors include consumer disposable income levels, consumer confidence in current and future economic conditions, levels of employment, consumer credit availability, consumer debt levels, inflation, political conditions and the effect of weather, natural disasters, and civil disturbances. These and other economic factors could adversely affect demand for Vintage Stock’s products, which may negatively impact our business, results of operations and financial condition.

The video game industry is cyclical and affected by the introduction of next-generation consoles, which could negatively impact the demand for existing products or Vintage Stock’s pre-owned business.

The video game industry has been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. If the new video game platforms do not continue to be successful, Vintage Stock’s sales of video game products could decline. The introduction of these next-generation consoles could negatively impact the demand for existing products or Vintage Stock’s pre-owned business, which could have a negative impact on our business, results of operations, financial condition, cash flow and liquidity. It is anticipated that Sony and Microsoft will release new consoles in December 2020.

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

Risk Factors Specific to Both ApplianceSmart and Vintage Stock

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

We have previously recorded significant goodwill as a result of our acquisition of Vintage Stock. Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination is made that a significant impairment in value of goodwill, other intangible assets or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations.

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

RISKS RELATED TO OUR SECURITIES

We are not in compliance with NASDAQ’s requirements for continued listing, and if NASDAQ does not concur that we have adequately remedied our non-compliance with applicable listing rules, our common stock may be delisted from trading on the NASDAQ Capital Market, which could have a material adverse effect on us and our stockholders.

On January 17, 2020, we received a deficiency letter from The NASDAQ Stock Market (“NASDAQ”) indicating that, as a result of not filing this Form 10-K in a timely manner, we were not in compliance with NASDAQ Listing Rule 5250(c)(1) for continued listing on the NASDAQ Capital Market. The deficiency letter indicated that we have until March 17, 2020 to regain compliance or submit a plan to regain compliance with NASDAQ’s continued listing standards; however, we believe our filing of this Form 10-K has resulted in our regained compliance with NASDAQ’s continued listing standards and has eliminated the need to submit such a compliance plan. Although we believe that, as of our filing of this Form 10-K, we are currently in compliance with NASDAQ’s continued listing requirements, we could fail to comply with these requirements again in the future. In that case, we would receive additional deficiency letters from NASDAQ and our common stock could be delisted from trading on the NASDAQ Capital Market, which could severely limit the liquidity of our common stock and materially adversely affect the price of our common stock.

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

As of January 29, 2020, Isaac Capital Group LLC (ICG), together with Jon Isaac, our President and CEO and the President and sole member of ICG, control approximately 43.1% of the outstanding voting power of our company (assuming the exercise of all outstanding and exercisable warrants held by them). Jon Isaac has the sole power to vote the shares of our common stock owned by ICG. As a result, Jon Isaac, both individually and through ICG, is able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. Moreover, such a concentration of voting power could have the effect of delaying or preventing a third party from acquiring us. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stock ownership.

Because we have no current plans to pay cash dividends on our common stock for foreseeable future, you may not receive any return on investment unless you sell your shares of common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operation, expansion, and debt repayment and, with the exception of dividends payable on shares of our Series E Preferred Stock, we have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on your investment would likely come only from an increase in the market value of our common stock. As a result, you may not receive any return on an investment in our common stock unless you sell your common stock for a price greater than that which you paid for it.

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

On February 21, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) and a letter from the SEC stating that it is conducting an investigation. The subpoena requests documents and information concerning, among other things the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors. We have incurred and may continue to incur significant legal and accounting expenditures in connection with the SEC’s investigation. We are unable to predict how long the SEC’s investigation will continue or its outcome.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.       Properties

At September 30, 2019, we leased approximately 11,000 square feet of space located in Las Vegas, Nevada which we utilize as principal executive and administrative offices.

We believe that our existing facilities are well maintained, in good operating condition and are adequate for our present level of operations.

Manufacturing Segment

Marquis owns or leases all of the land, and owns all of the improvements on such leased land, as described in the following table, which also provides information regarding the general location and use at September 30, 2019:

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

Retail and Online Segment

At September 30, 2019, Vintage Stock leased all 62 of its stores under agreements that vary as to rental amounts, expiration dates, renewal options and other rental provisions. Vintage Stock leased its corporate offices in Joplin, Missouri.

The following is a breakdown by state and brand of Vintage Stock retail stores:

State	Retail Stores	Brand(s)
Arkansas	2	Vintage Stock
Colorado	1	EntertainMart
Idaho	1	EntertainMart
Illinois	1	Vintage Stock
Kansas	6	Vintage Stock
Missouri	18	Vintage Stock, V-Stock and EntertainMart
New Mexico	1	EntertainMart
Oklahoma	13	Vintage Stock
Texas	17	Movie Trading Co. and EntertainMart
Utah	2	EntertainMart

At September 30, 2019, ApplianceSmart leased all 4 stores under agreements that vary as to rental amounts, expiration dates, renewal options, and other rental provisions. The following is a breakdown by state of ApplianceSmart retail stores:

State	Retail Stores
Georgia	1
Minnesota	2
Ohio	1

ITEM 3.       Legal Proceedings

SEC Notice

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

On October 1, 2018, the Company received a letter from the SEC requesting information regarding a potential violation of Section 13(a) of the Securities Exchange Act of 1934, as amended, based upon the timing of the Company’s Current Report on Form 8-K filed on February 14, 2018.  The Company provided a response to the SEC on October 26, 2018.  The Company is cooperating with the SEC in its inquiry.

Live Ventures and ApplianceSmart Related Litigation

On April 26, 2019, New Leaf Serv. Contracts, LLC (“New Leaf”) filed suit again ApplianceSmart and the Company in the District Court of Dallas County, Texas (the “Dallas Court”) alleging, among other things, breach of contract.  Plaintiff seeks damages of approximately $215,000, plus interest and attorneys’ fees.  This matter was subsequently abated to allow the parties to arbitrate this dispute.  The Company has asserted certain counterclaims against New Leaf.  This matter has been stayed as a result of the Chapter 11 Case (as defined below).

ApplianceSmart Bankruptcy and Other ApplianceSmart Litigation Matters

On December 12, 2019, Crossroads Center LLC served a lawsuit against ApplianceSmart in the District Court for the State of Minnesota, County of Olmsted, alleging, among other things, breach of contract and seeking damages in excess of $64,411.  This matter has been stayed as a result of the Chapter 11 Case.

On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The bankruptcy affects Live Ventures’ indirect subsidiary ApplianceSmart only and does not affect any other subsidiary of Live Ventures, or Live Ventures itself.  ApplianceSmart expects to continue to operate its business in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In addition, the Company reserves its right to file a motion seeking authority to use cash collateral of the lenders under ApplianceSmart’s reserve-based revolving credit facility.  The case is being administrated under the caption In re: ApplianceSmart, Inc. (case number 19-13887). Court filings and other information related to the Chapter 11 Case are available at the PACER Case Locator website for those registered to do so or at the Courthouse located at One Bowling Green, Manhattan, New York 10004.

On November 22, 2019, Haier US Appliance Solutions, Inc. d/b/a GE Appliances filed suit against ApplianceSmart in the District Court for the State of Minnesota, County of Hennepin (the “Hennepin Court”) alleging, among other things, breach of contract and seeking damages in excess of $250,000.  This matter has been stayed as a result of the Chapter 11 Case.

On November 1, 2019, OIRE Minnesota, L.L.C. filed suit against ApplianceSmart in the Hennepin Court alleging, among other things, breach of contract and seeking damages in excess of $60,000.  This matter has been stayed as a result of the Chapter 11 Case.

On October 16, 2019, VanMile, LLC filed a lawsuit against ApplianceSmart in the Magistrate Court of Gwinnett County, State of Georgia alleging unpaid invoices and seeking damages therefor.  Plaintiff is seeking damages of $15,000.  This matter has been stayed as a result of the Chapter 11 Case.

On September 12, 2019, Fisher & Paykel Appliances, Inc. initiated an arbitration against ApplianceSmart in San Diego alleging breach of contract and seeking damages in excess of $100,000.  This matter has been stayed as a result of the Chapter 11 Case.

On July 22, 2019, Trustee Main/270, LLC (the “Reynoldsburg Landlord”) filed a lawsuit against ApplianceSmart and JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.) (“JanOne”) in the Franklin County Common Pleas Court in Columbus, Ohio, alleging, with respect to ApplianceSmart, default under a lease agreement and, with respect to JanOne, guaranty of lease. The complaint sought damages of $1,530,000 attorney fees, and other charges.  On or about September 27, 2019, the parties entered into a second lease modification agreement and ratification of agreement (the “Second Lease Modification Agreement”) whereby the Reynoldsburg Landlord restored ApplianceSmart’s access to the property.  Pursuant to the terms of the Second Lease Modification Agreement, in exchange for such restored access, ApplianceSmart paid the Reynoldsburg Landlord $141,048 in partial satisfaction of past due rent and costs and the Reynoldsburg Landlord agreed to dismiss the lawsuit with prejudice.  In addition, the Reynoldsburg Landlord agreed to reduced minimum annual rent for the remainder of the term and waived the rent due for October 2019, December 2019, and January 2020.  In addition, JanOne ratified its guaranty under the lease.

On August 29, 2019, Martin Drive, LLC filed suit against ApplianceSmart in the Hennepin Court, alleging, among other things, breach of contract and failure to pay rent under the terms of a lease agreement.  The plaintiff was awarded a default judgment in the aggregate amount of $265,281.  This matter has been stayed as a result of the Chapter 11 Case.

On August 27, 2019, CH Robinson Worldwide, Inc. served a lawsuit against ApplianceSmart in the District Court for the State of Minnesota, County of Carver, alleging, among other things, breach of contract and seeking damages in excess of $139,508.  This matter has been stayed as a result of the Chapter 11 Case.

On August 15, 2019, 280 Business Center, LLC filed suit against ApplianceSmart in the District Court for the State of Minnesota, County of Ramsey for eviction from the premises.  This matter was settled in September 2019 for $130,000.

On June 19, 2019, Graceland Retail 2017 LLC filed suit against ApplianceSmart in the Court of Common Pleas in Franklin County, Ohio, alleging, among other things, breach of contract and failure to pay rent under the terms of a lease agreement.  The plaintiff was seeking damages of approximately $940,000.  This matter has been stayed as a result of the Chapter 11 Case.

On May 29, 2019, Hopkins Mainstreet II, LLC (“Hopkins Mainstreet”) filed suit against ApplianceSmart, Inc. in the Hennepin Court alleging, among other things, breach of contract and failure to pay rent.  The Hennepin Court subsequently entered a default judgment in favor of Hopkins Mainstreet in the amount of $225,111, plus attorneys’ fees in the amount of $3,150, and costs and disbursements in the amount of $904.  This matter has been stayed as a result of the Chapter 11 Case.

On or about December 28, 2018, Berger Transfer & Storage, Inc. filed suit against ApplianceSmart in the District Court for the State of Minnesota, County of Ramsey for breach of contract.  This matter was settled in April 2019 for $31,000.

Generally

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

PART II

ITEM 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “LIVE”.

The following table sets forth the quarterly high and low trading prices per share of our common stock during the last two fiscal years.

	Quarter Ended	High	Low
2019	October 1 – December 31, 2018	$9.45	$6.53
	January 1 – March 31, 2019	$8.38	$6.25
	April 1 – June 30, 2019	$7.89	$6.70
	July 1 – September 30, 2019	$8.70	$5.65
2018	October 1 – December 31, 2017	$19.97	$11.63
	January 1 – March 31, 2018	$17.33	$12.16
	April 1 – June 30, 2018	$14.45	$11.86
	July 1 – September 30, 2018	$13.20	$8.99

Holders of Record

On September 30, 2019, there were approximately 195 holders of record of our common stock, approximately 29 holders of record of our Series E Preferred Stock, and 2 holders of record of our Series B Convertible Preferred Stock (“Series B Preferred Stock”). We have no record of the number of stockholders who hold our common stock in “street name” with various brokers.

Dividend Policy

We have two classes of authorized preferred stock. As of September 30, 2019, our Series E Preferred Stock had 77,840 shares issued outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year. At September 30, 2019, the Company had accrued but unpaid preferred stock dividends totaling approximately $1,100.

Our Series B Preferred Stock, as of September 30, 2019, had 214,244 shares issued and outstanding. The shares, as a series, have waived their rights to dividends and are not entitled to dividends, unless they are declared by the Board of Directors through special action, subject to a $1.00 (in the aggregate for all then-issued and outstanding shares of Series B Convertible Preferred Stock).

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

Issuer Purchases of Equity Securities

On February 20, 2018, the Company announced a $10 million common stock repurchase plan. The following table provides information regarding repurchases of common stock during the three months ended September 30, 2019.

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
July 2019	6,472	$7.08	6,472	$9,021,756
August 2019	9,186	6.62	9,186	8,960,945
September 2019	18,615	8.06	18,615	8,810,908
Totals	34,273		34,273

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 11 – Executive Compensation – Executive Compensation Plan Information.”

Recent Sales of Unregistered Securities

None.

ITEM 6.       Selected Financial Data

Not applicable.

ITEM 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended September 30, 2019, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Stated in thousands of US dollars, except per share amounts.

Note about Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to: (i) statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations, prospects, results, and performance, (v) statements about the Chapter 11 Case, (vi) statements that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months, and (vii) statements that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.

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

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our website www.liveventures.com or any other websites referenced in this Annual Report are not part of this Annual Report.

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

Manufacturing Segment

Marquis Industries

Our Manufacturing segment is composed of Marquis Affiliated Holdings LLC and wholly owned subsidiaries (“Marquis”). Marquis is a leading carpet manufacturer and a manufacturer of innovative yarn products, as well as a reseller of hard surface flooring products. Over the last decade, Marquis has been an innovator and leader in the value-oriented polyester carpet sector, which is currently the market’s fastest-growing fiber category. We focus on the residential, niche commercial, and hospitality end-markets and serve over 2,000 customers.

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

Retail and Online Segment

Our Retail and Online Segment is composed of Vintage Stock and ApplianceSmart.

Vintage Stock

Vintage Stock Holdings LLC, Vintage Stock, V-Stock, Movie Trading Company and EntertainMart (collectively “Vintage Stock”) is an award-winning specialty entertainment retailer offering a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 62 retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, New Mexico, Oklahoma Texas and Utah.

ApplianceSmart

At September 30, 2019, ApplianceSmart Affiliated Holdings LLC, ApplianceSmart Inc. and ApplianceSmart Contracting, Inc (collectively “ApplianceSmart”) operated four stores: two in Minnesota; one Ohio; and one in Georgia.  ApplianceSmart is a major household appliance retailer with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, niche offerings such as close-outs, factory overruns, discontinued models, and special-buy appliances, including open box merchandise and others.  In addition to retailing household appliances, ApplianceSmart through ApplianceSmart Contracting Inc. provides household appliances to builders and developers in the Minnesota and Ohio markets.

On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The bankruptcy affects Live Ventures’ indirect subsidiary ApplianceSmart only and does not affect any other subsidiary of Live Ventures, or Live Ventures itself.  ApplianceSmart expects to continue to operate its business in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In addition, the Company reserves its right to file a motion seeking authority to use cash collateral of the lenders under the reserve-based revolving credit facility.  The case is being administrated under the caption In re: ApplianceSmart, Inc. (case number 19-13887). Court filings and other information related to the Chapter 11 Case are available at the PACER Case Locator website for those registered to do so or at the Courthouse located at One Bowling Green, Manhattan, New York 10004.

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

Results of Operations

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Year Ended		Year Ended
	September 30, 2019		September 30, 2018
		% of Total		% of Total
		Revenue		Revenue
Statement of Income Data:
Revenues	$193,288	100.0%	$199,633	100.0%
Cost of revenues	122,415	63.3%	125,435	62.8%
Gross profit	70,873	36.7%	74,198	37.2%
General and administrative expenses	52,840	27.3%	49,258	24.7%
Sales and marketing expenses	14,777	7.6%	14,140	7.1%
Operating income	3,256	1.7%	10,800	5.4%
Interest expense, net	(6,315)	(3.3)%	(8,643)	(4.3)%
Bargain purchase gain on acquisition	—	—	7,294	3.7%
Impairment charges	(3,222)	(1.7)%	—	—
Other income	644	0.3%	879	0.4%
Income (loss) before income taxes	(5,637)	(2.9)%	10,330	5.2%
(Benefit) Provision for income taxes	(1,625)	(0.8)%	4,407	2.2%
Net income (loss)	$(4,012)	(2.1)%	$5,923	3.0%

The following tables set forth revenues for key product categories, percentages of total revenue and gross profits earned by key product category and gross profit percent as compared to revenues for each key product category indicated:

	Year Ended		Year Ended
	September 30, 2019		September 30, 2018
	Net	% of Total	Net	% of Total
	Revenue	Revenue	Revenue	Total Revenue
Revenue
Used Movies, Music, Games and Other	$42,298	21.9%	$43,014	21.5%
New Movies, Music, Games and Other	33,695	17.4%	32,980	16.5%
Rentals, Concessions and Other	968	0.5%	1,189	0.6%
Retail Appliance	23,740	12.3%	32,943	16.5%
Carpets	60,747	31.4%	58,451	29.3%
Hard Surface Products	29,146	15.1%	24,229	12.1%
Synthetic Turf Products	2,058	1.1%	6,082	3.0%
Other	636	0.3%	745	0.4%
Total Revenue	$193,288	100.0%	$199,633	100.0%

	Year Ended		Year Ended
	September 30, 2019		September 30, 2018
	Gross	Gross	Gross	Gross
	Profit	Profit %	Profit	Profit %
Gross Profit
Used Movies, Music, Games and Other	$34,114	80.7%	$34,095	79.3%
New Movies, Music, Games and Other	8,921	26.5%	8,341	25.3%
Rentals, Concessions and Other	582	60.2%	762	64.1%
Retail Appliance	1,539	6.5%	7,842	23.8%
Carpets	16,861	27.8%	15,548	26.6%
Hard Surface Products	7,725	26.5%	6,360	26.2%
Synthetic Turf Products	535	26.0%	542	8.9%
Directory Services	596	93.7%	708	95.0%
Total Gross Profit	$70,873	36.7%	$74,198	37.2%

Revenue

Revenue decreased $6,345, or 3.2% for the year ended September 30, 2019 as compared to the year ended September 30, 2018 primarily attributable to the following:

Revenue from ApplianceSmart decreased $9,203 due to the closure of certain retail locations that incurred continued drop in sales resulting from increased competition.

The decrease in Used Movies, Music, Games and Other was offset by an increase in New Movies, Music, Games and Other due to a lack of new content related to video games and new movie releases performing better as compared to the prior year.

Carpet and hard surface revenues increased a total of $7,213 as a result of development of new products. This increase was partially offset by the decrease in Synthetic Turf Products of $4,024 due to the sale of equipment related to this division.

Cost of Revenue

Cost of revenue decreased $3,020, or 2.4% for the year ended September 30, 2019 as compared to the year ended September 30, 2018, primarily due to the ApplianceSmart store closures as the Company reduced its appliance inventory.

Gross Profit

Gross profit for the year ended September 30, 2019 decreased $3,325 or 4.5% compared gross profit for the year ended September 30, 2018, due to the decrease in revenue and cost of revenue discussed above.

General and Administrative Expense

General and Administrative expense increased $3,582 or 7.3%, for the year ended September 30, 2019 as compared to the year ended September 30, 2018, primarily due to costs associated with the closing of certain ApplianceSmart locations, increased employee costs and legal expenses associated with various transactions and compliance.

Selling and Marketing Expense

Selling and marketing expense for the year ended September 30, 2019  approximated selling and marketing expense for the year ended September 30, 2018 as the Company maintained the same level of selling and marketing efforts.

Operating Income

Because of the factors described above, operating income was $3,256 for the year ended September 30, 2019, representing a decrease of $7,544 or 69.9% over the comparable prior year of $10,800.

Interest Expense, net

Interest expense net decreased $2,328 or 26.9%, for the year ended September 30, 2019 as compared to the year ended September 30, 2018, primarily due to the reduction in outstanding debt and decreased borrowing costs for Marquis and Vintage Stock, which was slightly offset by ApplianceSmart entering into a new debt agreement during the period.

Bargain Purchase Gain

Bargain Purchase Gain for the year ended September 30, 2018 was $7,294, which was a result of the ApplianceSmart acquisition. There was no similar transaction during the year ended September 30, 2019.

Impairment Charges

Impairment charges of $3,222 for the year ended September 30, 2019, were related to the write down of intangibles associated with the ApplianceSmart customer list and trade names due to the bankruptcy filing in December 2019, the write down of lease intangibles related to the ApplianceSmart retail locations closed during the period and the write down of software that is no longer in use. There were no impairment charges for  the year ended September 30, 2018.

(Benefit) Provision for Income Taxes

For the year ended September 30, 2019, the Company recorded an income tax benefit of $1,625 as compared to a tax provision of $4,407 the year ended September 30, 2018 primarily due to the net loss in the current period.  The rate for the year ended September 30, 2019 was impact by a significant change in valuation allowances, State income tax rates, net of Federal benefits and carryforward adjustments.  The rate for the year ended September 30, 2018 was impacted by the Tax Act rate changes and the bargain purchase accounting related to the purchase of ApplianceSmart.

Net Income (Loss)

The factors described above led to net loss of $4,012 for the year ended September 30, 2019, or an 167.7% decrease from net income of $5,923 for the year ended September 30, 2018.

Results of Operations by Segment

	Year Ended September 30, 2019				Year Ended September 30, 2018
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	$100,701	$91,951	$636	$193,288	$110,125	$88,763	$745	$199,633
Cost of Revenue	55,547	66,829	39	122,415	59,086	66,313	36	125,435
Gross Profit	45,154	25,122	597	70,873	51,039	22,450	709	74,198
General and Administrative Expense	47,524	5,314	2	52,840	43,535	5,720	3	49,258
Selling and Marketing Expense	6,704	8,073	—	14,777	6,166	7,974	—	14,140
Operating Income (Loss)	$(9,074)	$11,735	$595	$3,256	$1,338	$8,756	$706	$10,800

	Year Ended September 30, 2019				Year Ended September 30, 2018
	Segments in % of Revenue				Segments - % of Revenue
	Retail &				Retail &
	Online	Mfg	Services	Total	Online	Mfg	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	55.2%	72.7%	6.1%	63.3%	53.7%	74.7%	4.8%	62.8%
Gross Profit	44.8%	27.3%	93.9%	36.7%	46.3%	25.3%	95.2%	37.2%
General and Administrative Expense	47.2%	5.8%	0.3%	27.3%	39.5%	6.4%	0.4%	24.7%
Selling and Marketing Expense	6.7%	8.8%	0.0%	7.6%	5.6%	9.0%	0.0%	7.1%
Operating Income	(9.0)%	12.8%	93.6%	1.7%	1.2%	9.9%	94.8%	5.4%

Retail and Online Segment

Segment results for Retail and Online include Vintage Stock and ApplianceSmart. Revenue for the year ended September 30, 2019 decreased $9,424, or 8.6%, as compared to the prior year, primarily due to the ApplianceSmart retail location closures during 2019. Cost of revenue for the year ended September 30, 2019 decreased $3,539 or 6.0%, as compared to the prior year period, primarily due to the ApplianceSmart retail location closures during 2019. Operating loss for the year ended September 30, 2019 was $9,074, as compared to operating income of $1,338 the prior year period, primarily due to the decrease in gross profit of $5,885 and an increase in general and administrative expense of $3,989.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the year ended September 30, 2019 increased $3,188, or 3.6%, as compared to the prior year period, due to increased sales of carpets and hard surface products related to development of new products, partially offset by a decrease in synthetic turf products due to the sale of equipment for this division. Cost of revenue for the year ended September 30, 2019 remained constant, as compared to the prior year period. Operating income for the year ended September 30, 2019 increased $2,979, or 34.0%, as compared to the prior year period, primarily due to an increase in gross profit of $2,672 and a decrease in general and administrative expense of $406.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues and operating income continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

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

We have two asset-based revolver lines of credit (i) Bank of America Revolver Loan (“BofA Revolver”) that Marquis uses and (ii) Texas Capital Bank Revolver Loan (“TCB Revolver”) used by Vintage Stock.

As of September 30, 2019, we had total cash on hand of $2,681 and an additional $14,914 of available borrowing under the BofA Revolver and an additional $1,410 of available borrowing under the TCB Revolver. As we continue to pursue acquisitions, and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 8 to the consolidated financial statements. The following tables summarize the BofA Revolver for the year ended and as of September 30, 2019:

During the year ended September 30, 2019
Cumulative borrowing during the period	$87,771
Cumulative repayment during the period	95,358
Maximum borrowed during the period	8,071
Weighted average interest for the period	4.20%

As of September 30, 2019
Total availability	$14,914
Total outstanding	13

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver subject to availability as described in Note 6 to the consolidated financial statements. The following tables summarize the TCB Revolver for the year ended and as of September 30, 2019:

During the year ended September 30, 2019
Cumulative borrowing during the period	$74,356
Cumulative repayment during the period	75,648
Maximum borrowed during the period	11,932
Weighted average interest for the period	4.55%

As of September 30, 2019
Total availability	$1,410
Total outstanding	10,590

Loan Covenant Compliance

We are in compliance with all loan covenants under our existing revolving and other loan agreements as of September 30, 2019, with the exception of covenants associated with the Crossroads Revolver (Note 6 to the Consolidated Financial Statements).

Cash Flows from Operating Activities

The Company’s cash and cash equivalents at September 30, 2019 was $2,681 compared to $2,742 at September 30, 2018, a decrease of $61. Net cash provided by operations was $19,053 for the year ended September 30, 2019 as compared to net cash provided by operations of $11,823 for the same period in 2018 primarily due to the Result of operations discussed above.

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

Cash Flows from Investing Activities

Our cash flows provided by investing activities of $100 for the year ended September 30, 2019 consisted of proceeds from the sale of property and equipment offset by the purchases of property and equipment. Our cash flows used in investing activities for the year ended September 30, 2018 consisted of purchase of intangibles of $684 and purchases of property and equipment of $8,710.

Cash Flows from Financing Activities

Our cash flows used in financing activities during the year ended September 30, 2019 consisted of $913 from the issuance of notes payable, $7,034 in net payments under revolver loans, payment of debt issuance costs of $223, purchase of treasury stock $888 and payment on notes payable $11,982.

Our cash flows used in financing activities during the year ended September 30, 2018 consisted of $27,777 from the issuance of notes payable and $2,122 in net borrowings under revolver loans, offset by payments of debt issuance costs of $1,318, purchase of Series E preferred treasury stock and common treasury stock of $554 and payment on notes payable of $32,437.

Currently, the Company is not issuing common shares for liquidity purposes. We prefer to use asset-based lending arrangements and mezzanine financing together with Company provided capital to finance acquisitions and have done so historically. Occasionally as our Company history has demonstrated we will issue stock and derivative instruments linked to stock for services and or debt settlement.

Working Capital

We had working capital of $20,727 as of September 30, 2019 as compared to $28,466 as of September 30, 2018 with current assets decreasing by $10,224 and current liabilities decreasing by $2,485. Such changes in working capital were primarily attributable to the decrease in inventory associated with the closure of retail locations for ApplianceSmart, decrease in trade receivables, and a decrease in accounts payable and accrued liabilities.

Equipment Loans

Marquis has a master agreement and separate loan schedules Notes #1 through #6 (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC which provide:

Note #1 is $5,000, secured by equipment. The Equipment Loan #1 is due September 23, 2021, payable in 59 monthly payments of $84 beginning September 23, 2016, with a final payment in the sum of $584, bearing interest at 3.9% per annum.

Note #2 is $2,210, secured by equipment. The Equipment Loan #2 is due January 30, 2022, payable in 59 monthly payments of $35 beginning January 30, 2017, with a final payment in the sum of $477, bearing interest at 4.6% per annum. As of September 30, 2019, this loan was paid in full.

Note #3 is $3,680, secured by equipment. The Equipment Loan #3 is due December 30, 2023, payable in 84 monthly payments of $52 beginning January 30, 2017, bearing interest rate at 4.8% per annum.

Note #4 is $1,095, secured by equipment. The Equipment Loan #4 is due December 30, 2023, payable in 81 monthly payments of $16 beginning April 30, 2017, bearing interest at 4.9% per annum.

Note #5 is $3,932, secured by equipment. The Equipment Loan #5 is due December 28, 2024, payable in 84 monthly payments of $55 beginning January 28, 2018, bearing interest at 4.7% per annum.

Note #6 is $913, secured by equipment. The Equipment Loan #6 is due July 29, 2024, payable in 60 monthly payments of $55 beginning August 28, 2019, bearing interest at 4.7% per annum.

At September 30, 2019 we had $2,057, nil, $2,379, $731, $3,065 and $891 outstanding on Equipment Loan Note #1 through Note #6, respectively. At September 30, 2018 we had $3,231, $1,637, $2,872, $881 and $3,569 outstanding on Equipment Loan Note #1 through Note #5, respectively.

Real Estate Financing

On June 14, 2016, we entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis Industries, Inc. (“Marquis”) and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000, which consisted of $644 from the sale of the land and a note payable of $9,356. In connection with the transaction, we entered into a lease with a 15-year term commencing on the closing of the transaction, which provides the Company an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60. The proceeds from this transaction were used to pay down the BofA Revolver and Bank of America Term loans, related party loan, as well as to purchase a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. At September 30, 2019 and September 30, 2018, we had $9,274 and $9,302 outstanding, respectively, on the Store Capital Acquisition, LLC loan. At September 30, 2019 and September 30, 2018, there are un-amortized debt issuance costs associated with this loan in the amounts of $422 and $433, respectively.

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

Contractual Obligations

The following table summarizes our contractual obligations consisting of operating lease agreements and debt obligations and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable	$7,897	$10,172	$29,782	$9,249	$57,100
Notes Payable - related party	—	4,826	—	—	4,826
Lease obligations	8,331	11,288	3,885	1,836	25,340
Total	$16,228	$26,286	$33,667	$11,085	$87,266

39

Off-Balance Sheet Arrangements

At September 30, 2019, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2019, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

40

ITEM 8.       Financial Statement and Supplementary Data

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Live Ventures Incorporated

Las Vegas, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Live Ventures Incorporated (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended September 20, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WSRP, LLC

We have served as the Company’s auditor since 2018.

Salt Lake City, Utah

February 7, 2020

LIVE VENTURES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2019	September 30, 2018
Assets
Cash	$2,681	$2,742
Trade receivables, net	11,901	13,294
Inventories, net	38,558	46,383
Income taxes receivable	235	249
Prepaid expenses and other current assets	2,377	3,308
Total current assets	55,752	65,976
Property and equipment, net	22,596	27,991
Deposits and other assets	90	283
Deferred taxes	4,869	3,221
Intangible assets, net	2,199	6,666
Goodwill	36,947	36,947
Total assets	$122,453	$141,084
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$14,144	$14,589
Accrued liabilities	12,984	8,571
Current portion of long-term debt	7,897	13,958
Current portion of notes payable related parties	—	392
Total current liabilities	35,025	37,510
Long-term debt, net of current portion	47,819	58,805
Notes payable related parties, net of current portion	4,826	5,430
Other non-current obligations	654	579
Total liabilities	88,324	102,324
Commitments and contingencies - Note 13
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at September 30, 2019 and September 30, 2018	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 77,840 issued and outstanding at September 30, 2019 and September 30, 2018, with a liquidation preference of $0.30 per share	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,826,009 shares issued and outstanding at September 30, 2019; 1,945,247 issued and outstanding at September 30, 2018	2	2
Paid-in capital	63,924	63,654
Treasury stock common 262,177 shares as of September 30, 2019 and 142,939 shares as of September 30, 2018	(2,438)	(1,550)
Treasury stock Series E preferred 50,000 shares as of September 30, 2019 and September 30, 2018	(4)	(4)
Accumulated deficit	(27,355)	(23,342)
Total stockholders' equity	34,129	38,760
Total liabilities and stockholders' equity	$122,453	$141,084

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(dollars in thousands, except per share)

	Years Ended September 30,
	2019	2018
Revenues	$193,288	$199,633
Cost of revenues	122,415	125,435
Gross profit	70,873	74,198
Operating expenses:
General and administrative expenses	52,840	49,258
Sales and marketing expenses	14,777	14,140
Total operating expenses	67,617	63,398
Operating income	3,256	10,800
Other (expense) income:
Interest expense, net	(6,315)	(8,643)
Bargain purchase gain on acquisition	—	7,294
Impairment charges	(3,222)	—
Other income	644	879
Total other (expense) income, net	(8,893)	(470)
Income (loss) before income taxes	(5,637)	10,330
(Benefit) Provision for income taxes	(1,625)	4,407
Net income (loss)	$(4,012)	$5,923
Income (loss) per share:
Basic	$(2.11)	$3.01
Diluted	$(2.11)	$1.58
Weighted average common shares outstanding:
Basic	1,901,315	1,965,595
Diluted	1,901,315	3,742,959
Dividends declared - Series B convertible preferred stock	$—	$—
Dividends declared - Series E convertible preferred stock	$1	$1
Dividends declared - Common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Common Stock	Series E Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2017	214,244	$—	127,840	$—	1,991,879	$2	$63,157	$(1,000)	$—	$(29,264)	$32,895
Series E preferred stock dividends	—	—	—	—	—	—	—	—	—	(1)	(1)
Stock based compensation	—	—	—	—	—	—	497	—	—	—	497
Purchase of Series E preferred treasury stock	—	—	—	—	—	—	—	—	(4)	—	(4)
Purchase of treasury stock	—	—	(50,000)	—	(46,632)	—	—	(550)	—	—	(550)
Net income	—	—	—	—	—	—	—	—	—	5,923	5,923
Balance, September 30, 2018	214,244	$—	77,840	$—	1,945,247	$2	$63,654	$(1,550)	$(4)	$(23,342)	38,760
Series E preferred stock dividends	—	—	—	—	—	—	—	—	—	(1)	(1)
Stock based compensation	—	—	—	—	—	—	270	—	—	—	270
Purchase of common treasury stock	—	—	—	—	(119,238)	—	—	(888)	—	—	(888)
Net loss	—	—	—	—	—	—	—	—	—	(4,012)	(4,012)
Balance, September 30, 2019	214,244	$—	77,840	$—	1,826,009	$2	$63,924	$(2,438)	$(4)	$(27,355)	34,129

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended September 30,
	2019	2018
Operating activities:
Net income (loss)	$(4,012)	$5,923
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	5,673	6,048
Gain on bargain purchase of acquisition	—	(7,294)
Impairment charges	3,222	—
(Gain) Loss on disposal of property and equipment	1,063	32
Charge off and amortization of debt issuance cost	283	1,018
Stock based compensation expense	270	497
Deferred rent	274	(56)
Change in reserve for uncollectible accounts	(589)	(236)
Change in reserve for obsolete inventory	665	365
Change in deferred income taxes	(1,648)	4,180
Change in other	(399)	410
Changes in assets and liabilities:
Trade receivables	1,985	(1,160)
Inventories	7,160	(4,946)
Prepaid expenses and other current assets	931	3,452
Deposits and other assets	193	798
Accounts payable	(444)	4,975
Accrued liabilities	4,412	(1,583)
Income taxes payable	14	(600)
Net cash provided by operating activities	19,053	11,823
Investing activities:
Purchase of intangible assets	(222)	(684)
Proceeds from the sale of property and equipment	2,701	—
Purchases of property and equipment	(2,379)	(8,710)
Net cash provided by (used in) investing activities	100	(9,394)
Financing activities:
Net borrowings (payments) under revolver loans	(7,034)	2,122
Payments of debt issuance costs	(223)	(1,318)
Purchase of Series E preferred treasury stock	—	(4)
Proceeds from issuance of notes payable	913	27,777
Purchase of common treasury stock	(888)	(550)
Payments on related party notes payable	(661)	—
Payments on notes payable	(11,321)	(32,437)
Net cash used in financing activities	(19,214)	(4,410)
Net increase (decrease) in cash and cash equivalents, including restricted cash	(61)	(1,981)
Cash and cash equivalents, including restricted cash, beginning of period	2,742	4,723
Cash and cash equivalents, including restricted cash, end of period	$2,681	$2,742

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended September 30,
	2019	2018
Supplemental cash flow disclosures:
Interest paid	$5,805	$7,894
Income taxes paid (refunded), net	$(43)	$758
Noncash financing and investing activities:
Due to sellers of ApplianceSmart, Inc. less liabilities assumed post acquisition	$—	$4,893
Accrued and unpaid dividends	$1	$1

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands, except per share)

Note 1:       Background and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium sized business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The Company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments: Manufacturing, Retail and Online and Services. With Marquis Industries, Inc. (“Marquis”), the Company is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. With Vintage Stock, Inc. (“Vintage Stock”), the Company is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components. With ApplianceSmart, Inc. (“ApplianceSmart”), the Company is engaged in the sale of new major appliances through a chain of company-owned retail stores.

Note 2:       Summary of Significant Accounting Policies

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors

During the year ended September 30, 2019, the Company identified an error related to Vintage Stock Trade receivables and Inventory since 2017.  During 2017, the Company completed the purchase price allocation associated with the acquisition of Vintage Stock.  The Company overstated Trade receivables by $545. Additionally, during 2017, the Company overstated its inventory balance by $144 due to an error in the calculation of its inventory reserve. The effect of correcting these errors for the year ended September 30, 2017, was to decrease Trade receivables by $545, decrease Inventory by $144, and increase Accumulated deficit by $689.

The Company assessed the materiality of these errors on our prior annual financial statements, assessing materiality both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and concluded that the errors were not material to our consolidated financial statements for the year ended September 30, 2017 through 2018. However, to correctly present trade receivables and inventory, management revised its previously issued financial statements for the year ended September 30, 2018. Certain amounts in prior periods as previously reported have been reclassified to conform to the current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position, results of operations and cash flows for Live Ventures and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Significant estimates made in connection with the accompanying consolidated financial statements include the estimate of dilution and fees associated with billings, the estimated reserve for doubtful current and long-term trade and other receivables, the estimated reserve for excess and obsolete inventory, estimated warranty reserve, estimated fair value and forfeiture rates for stock-based compensation, fair values in connection with the analysis of goodwill, other intangibles and long-lived assets for impairment, current portion of notes payable, valuation allowance against deferred tax assets, lease terminations, and estimated useful lives for intangible assets and property and equipment.

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices are available (Level 2 inputs). The carrying amounts of long-term debt at September 30, 2019 and 2018 approximate fair value.

Restricted Cash

Restricted cash represents funds on account at a bank used to secure a letter of credit in favor of Whirlpool Corporation in the face amount of $750. This account and letter of credit was closed as of September 30, 2019. Restricted cash is included in cash and cash equivalents on the Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and Cash equivalents consist of highly liquid investments with a maturity of three months or less at the time of purchase. Fair value of cash equivalents and restricted cash approximates carrying value.

Trade Receivables

The Company grants trade credit to customers under credit terms that it believes are customary in the industry it operates and does not require collateral to support customer trade receivables. Some of the Company’s trade receivables are factored primarily through two factors. Factored trade receivables are sold without recourse for substantially all of the balance receivable for credit approved accounts. The factor purchases the trade receivable(s) for the gross amount of the respective invoice(s), less factoring commissions, trade and cash discounts. The factor charges the Company a factoring commission for each trade account, which is between 0.75-1.00% of the gross amount of the invoice(s) factored on the date of the purchase, plus interest calculated at 3.25%-6% per annum. The minimum annual commission due the factor is $112 per contract year.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At September 30, 2019 and 2018, the allowance for doubtful accounts was $936 and $856, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis or “FIFO”) or net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At September 30, 2019 and September 30, 2018, the reserve for obsolete inventory was $92.

Retail and Online Segment

Merchandise Inventories are valued at the lower of cost or net realizable value using the average cost method which approximates FIFO. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units in inventory available for sale. Pre-owned products traded in by customers are recorded as merchandise inventory for the amount of cash consideration or store credit less any premiums given to the customer. Management reviews the merchandise inventory to make required adjustments to reflect potential obsolescence or net realizable value. In valuing merchandise inventory, management considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Management’s ability to assess these factors is dependent upon forecasting customer demand and providing a well-balanced merchandise assortment. Merchandise Inventory valuation is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Merchandise inventory reserves as of September 30, 2019 and September 30, 2018 were $590 and $1,254, respectively.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are 3 to 40 years, transportation equipment is 5 to 10 years, machinery and equipment are 5 to 10 years, furnishings and fixtures are 3 to 5 years and office and computer equipment are 3 to 5 years. Depreciation expense was $4,104 and $4,648 for the years ended September 30, 2019 and 2018, respectively.

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

When performing the two-step quantitative impairment test, the Company's methodology includes the use of an income approach which discounts future net cash flows to their present value at a rate that reflects the Company's cost of capital, otherwise known as the discounted cash flow method (“DCF”). These estimated fair values are based on estimates of future cash flows of the businesses. Factors affecting these future cash flows include the continued market acceptance of the products and services offered by the businesses, the development of new products and services by the businesses and the underlying cost of development, the future cost structure of the businesses, and future technological changes. The Company also incorporates market multiples for comparable companies in determining the fair value of our reporting units. Any such impairment would be recognized in full in the reporting period in which it has been identified.

There was no goodwill impairment for the years ended September 30, 2019 or 2018.

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, favorable leases, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years, favorable leases – over the life of the lease, customer lists – to 20 years, trade names – to 20 years. Intangible amortization expense is $1,569 and $1,401 for the years ended September 30, 2019 and 2018, respectively.

Revenue Recognition

General

The Company accounts for its sales revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). Topic 606 provides a five-step revenue recognition model that is applied to the Company’s customer contracts. Under this model we (i) identify the contract with the customer, (ii) identify our performance obligations in the contract, (iii) determine the transaction price for the contract, (iv) allocate the transaction price to our performance obligations and (v) recognize revenue when or as we satisfy our performance obligations.

Revenue is recognized upon transfer of control of the promised goods or the performance of the services to customers in an amount that reflects the consideration expected to be receive in exchange for those goods or services. The Company enters into contracts that may include various combinations of products and services, which are generally distinct and accounted for as separate performance obligations.

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

Spare Parts

For spare part sales, we transfer control and recognize a sale when we ship the product to our customer or when the customer receives product based upon agreed shipping terms. Each unit sold is considered an independent, unbundled performance obligation. We do not have any additional performance obligations other than spare part sales that are material in the context of the contract. The amount of consideration we receive and revenue we recognize varies due to sales incentives and returns we offer to our customers. When we give our customers the right to return eligible products, we reduce revenue for our estimate of the expected returns which is primarily based on an analysis of historical experience.

Warranties

Warranties are classified as either assurance type or service type warranties. A warranty is considered an assurance type warranty if it provides the consumer with assurance that the product will function as intended. A warranty that goes above and beyond ensuring basic functionality is considered a service type warranty. The Company offers certain limited warranties that are assurance type warranties and extended service arrangements that are service type warranties. Assurance type warranties are not accounted for as separate performance obligations under the revenue model. If a service type warranty is sold with a product or separately, revenue is recognized over the life of the warranty. The Company evaluates warranty offerings in comparison to industry standards and market expectations to determine appropriate warranty classification. Industry standards and market expectations are determined by jurisdictional laws, competitor offerings and customer expectations. Market expectations and industry standards can vary based on product type and geography. The Company primarily offers assurance type warranties.

We sell certain extended service arrangements separately from the sale of products. During 2018 and part of 2019, we acted as a sales agent under some of these arrangements whereby the Company receives a fee that is recognized as revenue upon the sale of the extended service arrangement. During 2019, the Company became the principal for certain extended service arrangements. Revenue related to these arrangements is recognized ratably over the contract term. The warranty reserve of $292 is included in accrued liabilities on the consolidated balance sheet at September 30, 2019.

Shipping and Handling

The Company classifies shipping and handling charged to customers as revenues and classifies costs relating to shipping and handling as cost of revenues.

Customer Liabilities

The Company recognizes the portion of the dollar value of prepaid stored-value products that ultimately is unredeemed (“breakage”) in accordance with ASU 2016-04 Liabilities- Extinguishments of Liabilities (Subtopic 405-20):  Recognition of Breakage for Certain Prepaid Stored-Value Products.

Because the Company expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value product, the Company utilized the Redemption Pattern methodology.  Under this, the Company shall derecognize the amount related to the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur.

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws of $369 and $158 for the years ended September 30, 3019 and 2018, respectively, is recorded in other income in our consolidated financial statements.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $1,676 and $494 for the years ended September 30, 2019 and 2018, respectively.

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

Lease Accounting

We lease retail stores, warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2029 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases percentage rent and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term and include “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rent can be accurately estimated. We record a liability for lease termination costs at the date we cease using a property.  The liability is calculated based on the lease payments due for the remainder of the lease plus applicable early termination fees, if any.

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

Concentration of Credit Risk

The Company maintains cash balances in bank accounts in each state the Company has business operations. Accounts are insured by the Federal Deposit Insurance Corporation up to $250 per institution as of September 30, 2019. At times, balances may exceed federally insured limits.

Recently Issued Accounting Pronouncements

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for smaller reporting companies for fiscal years beginning after December

15, 2022 and interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact of adopting this new accounting standard on our Consolidated Financial Statements and related disclosures.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize assets and liabilities for all leases with lease terms greater than 12 months, including leases classified as operating leases. The standard also modifies the definition of a lease and the criteria for classifying leases as operating, finance or sales-type leases and requires certain additional disclosures. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The new standard, as amended in July 2018, may be applied either on a modified retrospective basis or prospectively as of the adoption date without restating prior periods, with certain practical expedients available. The Company adopted the new standard prospectively as of October 1, 2019 and elected certain practical expedients permitted under the new standard’s transition guidance. This allows the Company to carry forward the historical lease classification and to not reassess the lease term for leases in existence as of the adoption date and to carry forward our historical accounting treatment for land easements on agreements existing on the adoption date. The Company also made policy elections for certain classes of underlying assets to not separate lease and non-lease components in a contract as permitted under the new standard.

The Company currently leases retail stores, warehouse facilities and office space under operating leases. Upon adoption of the new standard, we will recognize right-of-use assets and liabilities related to substantially all operating leases where we are the lessee. While our work is not finalized, we expect that the aggregate increase in our operating lease assets and liabilities will be approximately 20% of total assets as of October 1, 2019.

Based on our transition method, practical expedients and policy elections, our leases existing as of the adoption date will continue to be reported in our Consolidated Statements of Operations in accordance with current accounting standards throughout their remaining terms unless the leases are modified. However, all leases entered into or modified after the adoption date will be accounted for in accordance with the new standard. The classification of those leases as operating, finance or sales type may be impacted by the new standard and affect our future operating results and the classification of our cash flows.

Note 3:       Acquisition

Acquisition of ApplianceSmart Inc.

On December 30, 2017 (the “ApplianceSmart Closing Date”), the Company, through its newly formed, wholly owned subsidiary, ApplianceSmart Affiliated Holdings LLC (“ASH”), entered into a series of agreements in connection with its purchase of ApplianceSmart. ApplianceSmart is a retailer engaged in the sale of new major appliances through a chain of company-owned retail stores.

Total consideration was $6,500, with no liabilities assumed by ASH. On December 30, 2017, ASH agreed to pay the $6,500 no later than March 31, 2018. Effective April 1, 2018, ASH issued an interest-bearing promissory note to the Seller, with interest at 5% per annum, with a three-year term in the original amount of $3,919 for the balance of the purchase price. Interest is payable monthly in arrears. Ten percent of the outstanding principal amount is due to be repaid annually on a quarterly basis, with any remainder due and payable on maturity, April 1, 2021. This promissory note is guaranteed by ApplianceSmart. The remaining $2,581 was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal amount. On December 31, 2017, ASH offset certain liabilities and was provided certain assets from the Seller in the net amount of $1,607, against the amount due to the Seller. ASH and Seller agreed to the offset as if it were payment in cash against the purchase price. At September 30, 2019 and 2018, the net amount owing to the Seller was $2,826 and $3,822, respectively, and is included in long term debt, related parties. See Note 7.

Net liabilities assumed by ASH on December 31, 2017:

Accounts payable	$1,374
Accrued expenses	1,080
Capital leases	30
Credit card receivables	(255)
Cash	(622)
Total net liabilities assumed by ASH	$1,607

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

Trade receivables	$1,806
Inventory	7,444
Prepaid expenses	69
Refundable deposits	1,004
Intangible asset - trade names	2,015
Intangible asset - customer list	5
Intangible asset - leases	1,206
Restricted cash	750
Property and equipment	1,095
Deferred income tax	(1,600)
Bargain gain on acquisition	(7,294)
$6,500

The operating results of ApplianceSmart are included in our Retail and Online Segment.

The estimated fair value of the customer list intangible asset was determined using the cost approach, which estimates the cost to acquire each email address in the list. The Company estimated the fair value of this intangible asset to be $0.10 per acquired active contact email or approximately $5. The Company was amortizing the customer list intangible asset on a straight-line basis over an estimated life of 20 years. At September 30, 2019, the Company recorded as an impairment charge in the Consolidated Statements of Income (Loss) for the balance of $4 related to the customer list intangible as of that date due to the pending bankruptcy filing which occurred in December 2019.

The estimated fair value of the trade names intangible that ApplianceSmart uses – “ApplianceSmart” was determined using a royalty income approach, which estimates an assumed royalty income stream and then discounts that expected future revenue or cash flow stream to present value. The Company estimated the fair value of this intangible asset using the residual method of 0.5% and a present value discount rate of 18.6%, or $2,015. Trade name relates to the Company’s brand awareness by consumers in the marketplace. The Company is amortizing the trade name intangible asset on a straight-line basis over an estimated life of 20 years. At September 30, 2019, the Company recorded as an impairment charge in the Consolidated Statements of Income (Loss) for the balance of $1,839 related to the trade names intangible as of that date during to the pending  bankruptcy filing which occurred in December 2019.

The estimated fair value of the lease assets that ApplianceSmart leases was determined comparing the existing leases assumed to current market rates within a three-mile radius of existing stores. These market rates were then compared to existing ApplianceSmart contracted lease rates over the remaining lease terms. If the lease contract began within six months of acquisition date or the square footage price difference was within 10% of the contracted lease rate, or the overall discounted cash flow effect of the difference was less than $150, the lease was excluded for intangible valuation purposes. The remaining leases that were included were then compared to market rates, with the differences discounted using a discount rate of 7.50% to determine the discounted present value of the lease intangibles. The Company is amortizing the lease intangibles on a straight-line basis over the remaining life of each lease ranging between two and ten years. During the year ended September 30, 2019, ApplianceSmart closed certain retail locations resulting in an impairment charge in the Consolidated Statements of Income (Loss) of $760 related to lease intangibles.

The unaudited pro forma information below presents statement of income data for the year ended September 30, 2018 compared to the actual results, adjusted for the bargain purchase gain associated with the transaction.

	Year Ended September 30, 2018
	Proforma	Actual
Net revenue	$209,637	$199,633
Gross profit	76,849	74,198
Operating income	8,791	10,800
Net income (loss)	(62)	1,741
Income (loss) per basic common share	$(0.03)	$0.89

Note 4:        Balance Sheet Detail Information

Balance Sheet information is as follows:

	September 30, 2019	September 30, 2018
Trade receivables, current, net:
Accounts receivable, current	$12,641	$13,805
Less: Reserve for doubtful accounts	(740)	(511)
	$11,901	$13,294
Trade receivables , long term, net:
Accounts receivable, long term	$196	$345
Less: Reserve for doubtful accounts	(196)	(345)
	$—	$—
Total trade receivables, net:
Gross trade receivables	$12,837	$14,150
Less: Reserve for doubtful accounts	(936)	(856)
	$11,901	$13,294

	September 30, 2019	September 30, 2018
Inventory, net
Raw materials	$7,431	$9,713
Work in progress	2,141	1,141
Finished goods	6,785	5,414
Merchandise	22,883	31,461
	39,240	47,729
Less: Inventory reserves	(682)	(1,346)
	$38,558	$46,383

	September 30, 2019	September 30, 2018
Property and equipment, net:
Building and improvements	$10,827	$10,955
Transportation equipment	82	82
Machinery and equipment	20,035	23,295
Furnishings and fixtures	2,741	2,640
Office, computer equipment and other	2,544	2,530
	36,229	39,502
Less: Accumulated depreciation	(13,633)	(11,511)
	$22,596	$27,991

	September 30, 2019	September 30, 2018
Intangible assets, net:
Domain name and marketing related intangibles	$90	$59
Lease intangibles	1,033	2,239
Customer relationship intangibles	2,689	4,709
Purchased software	808	2,191
	4,620	9,198
Less: Accumulated amortization	(2,421)	(2,532)
	$2,199	$6,666

	September 30, 2019	September 30, 2018
Accrued liabilities:
Accrued payroll and bonuses	$3,316	$2,384
Accrued sales and use taxes	1,176	1,007
Accrued property taxes	191	362
Accrued rent	604	507
Deferred revenue	—	354
Accrued gift card and escheatment liability	1,461	1,594
Accrued interest payable	181	196
Accrued accounts payable and bank overdrafts	591	943
Accrued professional fees	4,660	471
Customer deposits	240	508
Accrued expenses - other	564	245
	$12,984	$8,571

Note 5:         Intangibles

The Company’s intangible assets consist of customer relationship intangibles, trade names, favorable leases, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. All such assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years, favorable leases – over the life of the lease, outstanding lists – 20 years, trade names – 20 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determined lives may be adjusted. Intangible amortization expense is $1,569 and $1,401 for the years ended September 30, 2019 and 2018, respectively.

Impairment charges of $3,222 for the year ended September 30, 2019, were related to the write down of intangibles associated with the ApplianceSmart customer list and trade names due to the bankruptcy filing in December 2019, the write down of lease intangibles related to the ApplianceSmart retail locations closed during the period and the write down of software that is no longer in use.   There were no impairment charges for  the year ended September 30, 2018.

The following summarizes estimated future amortization expense related to intangible assets that have net balances:

As of September 30,
2020	$890
2021	612
2022	285
2023	201
2024	44
Thereafter	167
$2,199

Note 6:       Long-Term Debt

Bank of America Revolver Loan

On July 6, 2015, Marquis entered into a $15,000 revolving credit agreement with Bank of America Corporation (“BofA Revolver”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation.

Payment obligations under the BofA Revolver include monthly payments of interest and all outstanding principal and accrued interest thereon due in July 2020, which is when the BofA Revolver loan agreement terminates. The BofA Revolver is recorded as a currently liability due to a lockbox requirement, and a subjective acceleration clause as part of the agreement.

Borrowing availability under the BofA Revolver is limited to a borrowing base which allows Marquis to borrow up to 85% of eligible accounts receivable, plus the lesser of (i) $7,500; (ii) 65% of the value of eligible inventory; or (iii) 85% of the appraisal value of the eligible inventory. For purposes of clarity, the advance rate for inventory is 53.5% for raw materials, 0% for work-in-process and 70% for finished goods subject to eligibility, special reserves and advance limit. Letters of credit reduce the amount available to borrow under the BofA Revolver by an amount equal to the face value of the letters of credit.

As of December 24, 2018, Distributions by Holdings to holders of its Equity Interests so long as the following conditions are satisfied with respect to each such Distribution: (a) no Default or Event of Default has occurred or would result from such Distribution, (b) Lender has received the financial statements required under Section 10.1.2 (a)(ii), (c) Lender has received evidence that after giving effect to consummation of such Distribution, Borrowers shall maintain a Fixed Charge Coverage Ratio of at least 1.1 to 1.0 on a pro forma basis, measured as of the most recently ended month for which Obligors have delivered the financial statements required under Section 10.1.2(a) or (b), as the case may be, for the twelve month period then ended, (d) Availability on each day during the 60 day period immediately preceding such Distribution calculated on a pro forma basis assuming such Distribution occurred on the first day of such period (including any Loans made hereunder to finance such Distribution) shall be greater than or equal to $4,000, and (e) Availability, on the date of such Distribution, immediately after giving pro forma effect to the consummation of such Distribution (including any Loans made hereunder to finance such Distribution) shall be greater than or equal to $4,000.

The BofA Revolver places certain restrictions and covenants on Marquis, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions, incurrence of additional indebtedness for Marquis to maintain a fixed charge coverage ratio of at least 1.05 to 1, tested as of the last day of each month for the twelve consecutive months ending on such day.

The BofA Revolver Loan bears interest at a variable rate based on a base rate plus a margin. The current base rate is the greater of (i) Bank of America prime rate, (ii) the current federal funds rate plus 0.50%, or (iii) 30-day LIBOR plus 1.00% plus the margin, which varies, depending on the fixed coverage ratio table below. Levels I – IV determine the interest rate to be charged Marquis which is based on the fixed charge coverage ratio achieved. The Level IV interest rate is adjusted up or down on a quarterly basis going forward based upon the above fixed coverage ratio achieved by Marquis.

Level	Fixed Charge Coverage Ratio	Base Rate Revolver	LIBOR Revolver	Base Rate Term	LIBOR Term Loans
I	>2.00 to 1.00	0.50%	1.50%	0.75%	1.75%
II	<2.00 to 1.00 but >1.50 to 1.00	0.75%	1.75%	1.00%	2.00%
III	<1.50 to 1.00 but >1.20 to 1.00	1.00%	2.00%	1.25%	2.25%
IV	<1.2x	1.25%	2.25%	1.50%	2.50%

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

The following tables summarize the BofA Revolver for the years ended and as of September 30, 2019 and 2018:

	During the year ended September 30,
	2019	2018
Cumulative borrowing during the period	$87,771	$94,697
Cumulative repayment during the period	95,358	91,947
Maximum borrowed during the period	8,071	8,531
Weighted average interest for the period	4.20%	3.79%

	As of September 30,
	2019	2018
Total availability	$14,914	$9,692
Total outstanding	13	4,852

Real Estate Transaction

On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000, which consisted of $644 from the sale of the land and a note payable of $9,356. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans, and related party loan, as well as purchasing a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.3% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains un-paid. At the end of five years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred $458 in transaction costs that are being recognized as a debt issuance cost that is being amortized and recorded as interest expense over the term of the note payable.

Kingston Diversified Holdings LLC Agreement ($2,000 Line of Credit)

On December 21, 2016, the Company and Kingston Diversified Holdings LLC (“Kingston”) entered into an agreement (the “December 21 Agreement”) modifying its then existing agreement between the parties to extend the maturity date of notes issued by Kingston to the Company (the “Kingston Notes”) by twelve months for 55,888 shares of the Company’s Series B Convertible Preferred Stock with a value on September 15, 2016 of $2,800, as a compromise between the parties in respect of certain of their respective rights and duties under the agreement. The December 21 Agreement also decreases the maximum principal amount of the Kingston Notes from $10,000 in principal amount to $2,000 in principal amount, and eliminates any and all actual, contingent, or other obligations of the Company to issue to Kingston any shares of the Company’s common stock, or to grant any rights, warrants, options, or other derivatives that are exercisable or convertible into shares of the Company’s common stock.

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares of Series B Preferred Stock or any shares into which they may be converted or from which they may be exchanged. As of September 30, 2019, and September 30, 2018, the Company had no borrowings on the Kingston line of credit.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction which provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC which provided:

Note #1 is $5,000, secured by equipment. The Equipment Loan #1 is due September 23, 2021, payable in 59 monthly payments of $84 beginning September 23, 2016, with a final payment in the sum of $584, bearing interest at 3.9% per annum.

Note #2 is $2,210, secured by equipment. The Equipment Loan #2 is due January 30, 2022, payable in 59 monthly payments of $35 beginning January 30, 2017, with a final payment in the sum of $477, bearing interest at 4.6% per annum. As of September 30, 2019, this loan was paid in full.

Note #3 is $3,680, secured by equipment. The Equipment Loan #3 is due December 30, 2023, payable in 84 monthly payments of $52 beginning January 30, 2017, bearing interest rate at 4.8% per annum.

Note #4 is $1,095, secured by equipment. The Equipment Loan #4 is due December 30, 2023, payable in 81 monthly payments of $16 beginning April 30, 2017, bearing interest at 4.9% per annum.

Note #5 is $3,932, secured by equipment. The Equipment Loan #5 is due December 28, 2024, payable in 84 monthly payments of $55 beginning January 28, 2018, bearing interest at 4.7% per annum.

Note #6 is $913, secured by equipment. The Equipment Loan #6 is due July 29, 2024, payable in 60 monthly payments of $55 beginning August 28, 2019, bearing interest at 4.7% per annum

Texas Capital Bank Revolver Loan

On November 3, 2016, Vintage Stock entered into a $12,000 credit agreement (as amended on January 23, 2017, amended on September 20, 2017, June 7, 2018 and September 24, 2019) with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation. The TCB Revolver matures November 3, 2020.

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

Borrowing availability under the TCB Revolver is limited to a borrowing base which allows Vintage Stock to borrow up to 90% of the appraisal value of the inventory, plus 85% of eligible receivables, net of certain reserves. The borrowing base provides for borrowing up to 90% of the appraisal value during the fiscal months of January through September and 92.5% of the appraisal value during the fiscal months of October through December. Letters of credit reduce the amount available to borrow under the TCB Revolver by an amount equal to the face value of the letters of credit.

Vintage Stock’s ability to make prepayments against Vintage Stock subordinated debt including the Comvest Term Loan and pay cash dividends is generally permitted if (i) excess availability under the TCB Revolver is more than $2,000, and is projected to be within 12 months after such payment and (ii) excess availability under the TCB Revolver is more than $2,000, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.2:1.0 or greater. Restrictions apply to our ability to make additional prepayments against Vintage Stock subordinated debt including the Comvest Term Loan and pay cash dividends if the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is less than 1.2:1.0 and excess availability under the TCB Revolver is less than $2,000 at the time of payment or distribution. There is no restriction on dividends that can be taken by the Company so long as Vintage Stock maintains $2,000 of current availability at the time of the dividend or distribution. This translates to having no restriction on Net Income so long as the Company retains sufficient assets to establish $2,000 of current availability and continues to meet the required fixed charge coverage ratio of 1.2:1 as stated above.

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

The TCB Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, change in control of Vintage Stock, a material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Vintage Stock, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of Vintage Stock. The following tables summarize the TCB Revolver for the years ended and as of  September 30, 2019 and September 30, 2018:

	During the year ended September 30,
	2019	2018
Cumulative borrowing during the period	$74,356	$76,191
Cumulative repayment during the period	75,648	76,819
Maximum borrowed during the period	11,932	16,078
Weighted average interest for the period	4.55%	4.26%

	As of September 30,
	2019	2018
Total availability	$1,410	$108
Total outstanding	10,590	11,892

In connection with the TCB Revolver, Vintage incurred $25 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the TCB Revolver.

Capitala Term Loan

On November 3, 2016, the Company, through VSAH, entered into a series of agreements in connection with its purchase of Vintage Stock. As a part of those agreements, VSAH and Vintage Stock (the “Term Loan Borrowers”) obtained $29,872 of mezzanine financing from the lenders (the “Term Loan Lenders”) as defined in the term loan agreement (the “Term Loan Agreement”) between the Term Loan Borrowers and Capitala Private Credit Fund V, L.P., in its capacity as lead arranger. Wilmington Trust, National Association, acts as administrative and collateral agent on behalf of the Term Loan Lenders (the “Term Loan Administrative Agent”).

The term loans under the term loan agreement (collectively, the “Capitala Term Loan”) bore interest at the LIBO rate (as described below) or base rate, plus an applicable margin in each case. In their loan notice to the Term Loan Administrative Agent, the Term Loan Borrowers selected the LIBO rate for the initial term loans made under the term loan agreement on the Closing Date.

The interest rate for LIBO rate loans under the term loan agreement were equal to the sum of (a) the greater of (i) a rate per annum equal to (A) the offered rate for deposits in United States Dollars for the applicable interest period and for the amount of the applicable loan that is a LIBOR loan that appears on Bloomberg ICE LIBOR Screen (or any successor thereto) that displays an average ICE Benchmark Administration Limited Interest Settlement Rate for deposits in United States Dollars (for delivery on the first day of such interest period) with a term equivalent to such interest period, determined as of approximately 11:00 a.m. (London time) two business days prior to the first day of such interest period, divided by (B) the sum of one minus the daily average during such interest period of the aggregate maximum reserve requirement (expressed as a decimal) then imposed under Regulation D of the Federal Reserve Board for “Eurocurrency Liabilities” (as defined therein), and (ii) 0.5% per annum, plus (b) the sum of (i) 12.5% per annum in cash pay plus (ii) 3.0% per annum payable in kind by compounding such interest to the principal amount of the obligations under the Term Loan Agreement on each interest payment date.

The interest rate for base rate loans under the term loan agreement was equal to the sum of (a) the highest of (with a minimum of 1.5%) (i) the federal funds rate plus 0.5%, (ii) the prime rate, and (iii) the LIBO rate plus 1.0%, plus (b) the sum of (i) 11.5% per annum payable in cash plus (ii) 3.0% per annum payable in kind by compounding such interest to the principal amount of the obligations under the Term Loan Agreement on each interest payment date.

The Term Loans placed certain restrictions and covenants on Vintage Stock, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions and incurrence of additional indebtedness for Vintage Stock. Vintage Stock was required to maintain a fixed charge coverage ratio of 1.3 for year ended September 30, 2018, 1.4 for year ended September 30, 2019 and 1.5 for all years thereafter. For years ended September 30, 2017 and thereafter, Vintage Stock was required to incur no more than $1.2 million in annual capital expenditures subject to certain cumulative quarter and year to date covenants. Vintage Stock was required to maintain a total leverage ratio of 3.25 for year ended September 30, 2018, 2.5 for year ended September 30, 2019 and 2.0 for all years thereafter. In addition, for quarter ended December 31, 2017, the total leverage ratio could not exceed 3.0 and for quarters ended March 31, 2018 and June 30, 2018, the total leverage ratio could not exceed 2.75.

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

The payment obligations under the Term Loan Agreement included (i) monthly payments of interest and (ii) principal installment payments in an amount equal to $725 due on March 31, June 30, September 30, and December 31 of each year, with the first such payment was due on December 31, 2016. The outstanding principal amounts of the term loans and all accrued interest thereon under the Term Loan Agreement were due and payable in November 2021.

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

The Term Loan Borrowers may make the following prepayments of the term loans under term loan agreement without being required to pay any prepayment premium:

(i)	an amount not to exceed $3,000 of the term loans;
(ii)	in addition to any amount prepaid in respect of item (i), an additional amount not to exceed $1,450, but only if that additional amount is paid prior to the first anniversary of the Closing Date; and
(iii)

in addition to any amount prepaid in respect of item (i), an additional amount not to exceed the difference between $2.900 and any amount prepaid in respect of item (ii), but only if that additional amount is paid from and after the first anniversary of the Closing Date but prior to the second anniversary of the Closing Date.

There were also various mandatory prepayment triggers under the Term Loan Agreement, including in respect of excess cash flow, dispositions, equity and debt issuances, extraordinary receipts, equity contributions, change in control, and failure to obtain required landlord consents. Our weighted average interest rate on our Capitala Term Loan outstanding borrowings for the period of October 1, 2017 through June 7, 2018 was 16.94%. In connection with the Capitala Term Loan, Vintage Stock incurred $1,088 in transaction cost that was being recognized as debt issuance cost that was being amortized and recorded as interest expense over the term of the Capitala Term Loan. On June 7, 2018, the Capitala Term Loan was paid in full, and the Company recorded as additional interest expense $742 of unamortized debt issuance cost related to the Capitala Term Loan.

Sellers Subordinated Acquisition Note

In connection with the purchase of Vintage Stock, on November 3, 2016, VSAH and Vintage Stock entered into a seller financed mezzanine loan in the amount of $10,000 with the previous owners of Vintage Stock. The Sellers Subordinated Acquisition Note bears interest at 8% per annum, with interest payable monthly in arrears. The Sellers Subordinated Acquisition Note originally had a maturity date of May 3, 2021. On June 7, 2018, in connection with the Comvest Term Loan refinance of the Capitala Term Loan, the Sellers Subordinated Acquisition Note was amended and restated to have a maturity date of September 23, 2023.

Comvest Term Loan

On June 7, 2018 (amended September 9, 2019), Vintage Stock Affiliated Holdings LLC (“Holdings”) and Vintage Stock, Inc. (the “Borrower”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among Borrower, Holdings, the lenders party thereto and Comvest Capital IV, L.P. (“Comvest”), as agent. The Credit Agreement provides for a $24,000 secured term loan (the “Term Loan”). The proceeds of the Term Loan, together with a cash equity contribution of approximately $4,000 from the Company to the Borrower, will be used by the Borrower (i) to refinance and terminate the Borrower’s credit facility (the “Prior Credit Facility”) with Capitala Private Credit Fund and certain of its affiliates, as lenders, and Wilmington Trust National Association (the “Term Loan Administrative Agent”), as agent, (ii) to pay transaction costs, and (iii) for the Borrower’s working capital and other general corporate purposes. In connection with the closing of the refinancing transaction with Comvest, all defaults under the Prior Credit Facility were extinguished.

The Term Loan bears interest at the base or LIBOR rates (as described below) plus an applicable margin in each case. The applicable margin ranges from 8.0% to 9.5% per annum (subject to a LIBOR floor of 1.0%) and is determined based on the Borrower’s senior leverage ratio pricing grid.

The base rate under the Comvest Credit Agreement is equal to the greatest of (i) the per annum rate of interest which is identified as the “Prime Rate” and normally published in the Money Rates section of The Wall Street Journal (or, if such rate ceases to be so published, as quoted from such other generally available and recognizable source as Agent may select), (ii) the sum of the Federal Funds Rate plus one half percent (0.5%), (iii) the most recently used LIBO Rate and (iv) two percent (2.0%) per annum.

LIBOR rate is defined as the greater of (a) a rate per annum equal to the London interbank offered rate for deposits in Dollars for a period of one month and for the outstanding principal amount of the Term Loan as published in the “Money Rates” section of The Wall Street Journal (or another national publication selected by Agent if such rate is not so published), two Business Days prior to the first day of such one month period and (b) one percent (1.0%) per annum.

The Term Loan matures on May 26, 2023 and is subject to amortization of 12.5% (decreasing to 10% upon the Borrower’s senior leverage ratio being less than 1.5 times the Borrower’s EBITDA (as defined in the Credit Agreement)) of principal per annum payable in equal quarterly installments due on March 31, June 30, September 30, and December 31 of each year, with the first such payment due on June 30, 2018; plus, to the extent the Borrower generates excess cash flow (as defined in the Credit Agreement), a percent of such excess cash flow (ranging from 50% to 100%), all in accordance with the terms of the Credit Agreement.

Under the Credit Agreement, any and all mandatory prepayments arising from any voluntary act of the Borrower are subject to a prepayment premium, ranging from 5.0% of the principal amount prepaid plus a make-whole amount to 1.0%, depending on when the mandatory prepayment is made. There is no prepayment premium after June 7, 2021.

The Term Loan is secured by a pledge of substantially all of the assets of the Borrower and a pledge of the capital stock of the Borrower. In addition, the Company is guaranteeing (the “Sponsor Guaranty”) that portion of the Term Loan that results in the Borrower’s senior leverage ratio being greater than 2.0:1.0, and only for so long as such ratio exceeds 2.0:1.0. The Sponsor Guaranty terminates on the date that the Borrower’s senior leverage ratio is less than 2.0:1.0 for two consecutive fiscal quarters.

The Term Loans place certain restrictions and covenants on Vintage Stock, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions and incurrence of additional indebtedness for Vintage Stock. Vintage Stock is required to maintain a minimum of $12,000 of EBITDA on a trailing twelve months basis as measured quarterly starting June 30, 2018 through December 31, 2018. Beginning quarter ending March 31, 2019 and thereafter, Vintage Stock is required to maintain a minimum of $11,500 of EBITDA on a trailing twelve months basis. So long as the Senior leverage ratio is greater than 2.0 to 1.0, Vintage Stock is required to spend no more than $1,000 on capital expenditures in fiscal year 2018, $1,500 in fiscal year 2019, $2,000 in fiscal year 2020, $1,750 in fiscal year 2021, and $1,500 in fiscal years 2022 and thereafter. At all times that the senior leverage ratio is greater than or equal to 1.50:1.00, Vintage Stock cannot have the same store sales percentage to be less than or equal to a negative 5.5 percent as of the last day of any fiscal quarter. Vintage Stock may only open three new retail locations within a twelve-month period so long as the senior leverage ratio is 2.00:1.00 or more. If the senior leverage ratio is less than 2.00:1.00, Vintage Stock may only open no more than five new retail locations within a twelve-month period.

Vintage Stock is required to maintain a declining maximum senior leverage ratio on a trailing twelve-month basis as follows:

June 30, 2018	2.85 : 1.00
September 30, 2018	2.85 : 1.00
December 31, 2018	2.65 : 1.00
March 31, 2019	2.60 : 1.00
June 30, 2019	2.40 : 1.00
September 30, 2019	2.40 : 1.00
December 31, 2019	2.40 : 1.00
March 31, 2020	2.20 : 1.00
June 30, 2020	2.15 : 1.00
September 30, 2020	2.05 : 1.00
December 31, 2020	1.85 : 1.00
March 31, 2021	1.60 : 1.00
June 30, 2021 and thereafter	1.55 : 1.00

Vintage Stock is required to maintain on a trailing twelve-month basis a minimum fixed charge ratio of no less than the following:

June 30, 2018	1.30 : 1.00
September 30, 2018	1.30 : 1.00
December 31, 2018	1.30 : 1.00
March 31, 2019	1.10 : 1.00
June 30, 2019	1.30 : 1.00
September 30, 2019	1.30 : 1.00
December 31, 2019	1.30 : 1.00
March 31, 2020 and thereafter	1.40 : 1.00

Vintage Stock may cure both payment and financial covenant defaults through infusion of equity cures as determined by the Credit Agreement. EBITDA, senior leverage ratio, same store sales decline percentage and fixed charge ratio are terms defined within the Credit Agreement.

In connection with the Comvest Term Loan, Vintage Stock incurred $1,318 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Comvest Term Loan.

Crossroads Revolver

On March 15, 2019, ApplianceSmart, Inc. (the “Borrower”), entered into a Loan and Security Agreement (the “Cross Roads Revolver”) with Crossroads Financing, LLC (“Crossroads”), providing for a $4,000 revolving credit facility, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the lower of (i) up to 75% of inventory cost or (ii) up to 85% of net orderly liquidation value, in each case as further described in the Loan Agreement. The proceeds of the ABL Facility will be used by the Borrower to repay a portion of the outstanding loan owed by ApplianceSmart Holdings LLC, Borrower’s parent (“Parent”), to JanOne Inc. (formerly Appliance Recycling Centers of America, Inc.), to pay transaction costs, and for working capital and other general corporate purposes.

Advances under the Crossroads Revolver bear interest at an interest rate equal to the greater of (i) the three-month London Interbank Offered Rate plus 2.19% or (ii) 5.0%. In addition to paying interest on the outstanding principal under the ABL Facility, the Borrower is required to pay Lender a servicing fee equal to 1.0% per month of the amount of the Borrower’s outstanding obligations under the Crossroads Revolver that accrue interest, an annual loan fee of $80, an early termination fee described below, and other fees described in the Crossroads Revolver.

Unless terminated early in accordance with its terms, the Crossroads Revolver terminates on March 15, 2021 (the “Maturity Date”). If the Crossroads Revolver is terminated by the Borrower prior to the Maturity Date, Borrower is required to pay Crossroads (i) a fee in an amount equal to $120 if the Crossroads Revolver is terminated prior to March 15, 2020 and (b) if the Crossroads Revolver is terminated on or after March 15, 2020, a fee in an amount equal to $80.

Advances under the Crossroads Revolver are guaranteed by Parent and ApplianceSmart Contracting, Inc., a wholly owned subsidiary of Parent. In addition, certain executive officers of the Borrower have agreed to provide validity guarantees. Advances under the Crossroads Revolver are secured by a pledge of substantially all of the assets of the Borrower. The Company is not a guarantor under the Crossroads Revolver.

The Crossroads Revolver contains representations and warranties, events of default, affirmative and negative covenants and indemnities customary for loans of this nature. As of September 30, 2019, the Crossroads Revolver had a balance outstanding of $1,981. In connection with the Crossroads Revolver, ApplianceSmart incurred $118 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Crossroads Revolver.

Loan Covenant Compliance

We were in compliance as of September 30, 2019 with all covenants under our existing revolving and other loan agreements, with the exception of covenants related to the Crossroads Revolver.

Notes Payable as of September 30, 2019 and 2018 consisted of the following:

	September 30, 2019	September 30, 2018
Bank of America Revolver Loan	$13	$7,600
Texas Capital Bank Revolver Loan	10,590	11,892
Crossroads Financial Revolver Loan	1,981	—
Note Payable Comvest Term Loan	15,412	22,500
Note Payable to the Sellers of Vintage Stock	10,000	10,000
Note #1 Payable to Banc of America Leasing & Capital LLC	2,057	3,231
Note #2 Payable to Banc of America Leasing & Capital LLC	—	1,637
Note #3 Payable to Banc of America Leasing & Capital LLC	2,379	2,872
Note #4 Payable to Banc of America Leasing & Capital LLC	731	882
Note #5 Payable to Banc of America Leasing & Capital LLC	3,065	3,569
Note #6 Payable to Banc of America Leasing & Capital LLC	891	—
Note Payable to Store Capital Acquisitions, LLC	9,274	9,302
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	207	207
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500	500
Note payable to individual, interest at 8.5% per annum, payable on a 120 day written demand notice, unsecured	—	225
Total notes payable	57,100	74,417
Less unamortized debt issuance costs	(1,384)	(1,654)
Net amount	55,716	72,763
Less current portion	(7,897)	(13,958)
Long-term portion	$47,819	$58,805

Future maturities of long-term debt at September 30, 2019 are as follows excluding related party debt:

Years ending September 30,
2020	$7,897
2021	5,665
2022	4,507
2023	28,584
2024	1,198
Thereafter	9,249
Total	$57,100

Note 7:       Notes payable, related parties

JanOne Inc. Note

On December 30, 2017, ASH entered into a Stock Purchase Agreement (the “Agreement”) with Appliance Recycling Centers of America, Inc. (now JanOne Inc.) (the “Seller”) and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of the Seller. Pursuant to the Agreement, ASH purchased (the “Transaction”) from the Seller all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6,500 (the “Purchase Price”). ASH was required to deliver the Purchase Price, and a portion of the Purchase Price was delivered, to the Seller prior to March 31, 2018. Between March 31, 2018 and April 24, 2018, ASH and the Seller negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price.

On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919, (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of September 30, 2019, there was $2,826 outstanding on the ApplianceSmart Note.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller.

Isaac Capital Fund Note

In connection with the acquisition of Marquis by the Company, the Company entered into a mezzanine loan in the amount of up to $7,000 with Isaac Capital Fund (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. The ICF mezzanine loan bears interest at 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of September 30, 2019, and September 30, 2018, there was $2,000 outstanding on this mezzanine loan.

Long-term debt, related parties as of September 30, 2019 and September 30, 2018 consisted of the following:

	September 30, 2019	September 30, 2018
JanOne Inc	$2,826	$3,822
Isaac Capital Fund	2,000	2,000
Total notes payable - related parties	4,826	5,822
Less current portion	—	(392)
Long-term portion	$4,826	$5,430

Future maturities of notes payable, related parties at September 30, 2019 are as follows:

Years ending September 30,
2020	$—
2021	4,826
2022	—
2023	—
2024	—
Thereafter	—
Total	$4,826

Note 8:       Stockholders’ Equity

Convertible Series B Preferred Shares

The Series B Convertible Preferred Stock shareholders are entitled to dividends as declared by the board of directors in an amount equal to $1.00 per share (in the aggregate for all then-issued and outstanding shares of Series B Convertible Preferred Stock). The series does not have any redemption rights or Stock basis, except as otherwise required by the Nevada Revised Statutes. The series does not provide for any specific allocation of seats on the Board of Directors. At any time and from time to time, the shares of Series B Convertible Preferred Stock are convertible into shares of common stock at a ratio of one share of Series B Preferred Stock into five shares of common stock, subject to equitable adjustment in the event of forward stock splits and reverse stock splits.

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

During the year ended September 30, 2019 and 2018, the Company did not issue any Series B preferred shares.

Series E Convertible Preferred Stock

As of September 30, 2019, there were 77,840 shares of Series E Convertible Preferred Stock issued and outstanding. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled to convert them into shares of our common stock on a 1:0.005 basis together with payment of $85.50 per converted share.

During the years ended September 30, 2019 and 2018, the Company accrued dividends of $1 and $1, respectively. As of September 30, 2019 and 2018, accrued dividends were $1 and $1, respectively, payable to holders of Series E preferred stock.

Common Stock

During the year ended September 30, 2019 and 2018, the Company did not issue any common stock.

Treasury Stock

For year ended September 30, 2019 and 2018, the Company purchased 119,238 and 46,632 shares of its common stock on the open market (treasury shares), respectively, for $888 and $550, respectively. At September 30, 2019, and 2018, the Company held 262,177 and 142,939 shares of its common stock as treasury shares at a cost of $2,438 and $1,550, respectively.

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

Note 9:       Warrants

The Company issued several notes in prior periods and converted them resulting in the issuance of Series B Convertible Preferred Stock warrants. The following table summarizes information about the Company’s warrants at September 30, 2019 and September 30, 2018, respectively:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price`	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding and Exercisable at September 30, 2018	118,029	$20.80	1.35	$—
Outstanding and Exercisable at September 30, 2019	118,029	$20.80	0.53	$—

As discussed in Note 8. Stockholders’ Equity, the warrants may be exchanged for shares of common stock at a ratio of one share of Series B Preferred Stock into five common shares. The following table provides information assuming the warrants are exercised and exchanged for common shares:

	Number of Common Shares to be Issued	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding and Exercisable at September 30, 2018	590,147	$4.16	1.35	$2,856
Outstanding and Exercisable at September 30, 2019	590,147	$4.16	0.53	$2,602

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018 and December 3, 2019, the Company and ICG amended the original terms of the warrants so that the warrants automatically extend for additional two-year periods if the warrants are not exercised by their expiration date, as the expiration date may be extended from time to time. Warrants outstanding and exercisable as of September 30, 2019 and September 30, 2018 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019. The Company recognized compensation expense of $128 and $270 during the years ended September 30, 2019 and 2018, respectively, related to warrant awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures. No forfeitures are estimated.

The exercise price for the Series B convertible preferred stock warrants outstanding and exercisable at September 30, 2019 is as follows:

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

Stock Options

The following table summarizes stock option activity for the years ended September 30, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2017	211,668	$13.19	3.47	$454,117
Granted	20,000	32.24	9.02
Outstanding at September 30, 2018	231,668	$14.84	3.04	$162,500
Exercisable at September 30, 2018	175,000	$11.89	2.08	$162,500

Outstanding at September 30, 2018	231,668	$14.84	3.04	$162,500
Forfeited	(31,250)
Outstanding at September 30, 2019	200,418	$16.05	2.40	$26,750
Exercisable at September 30, 2019	168,084	$13.92	1.44	$26,750

The Company recognized compensation expense of $142 and $227 during the years ended September 30, 2019 and 2018, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures. No forfeitures are estimated.

At September 30, 2019 the Company had $145, of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through December of 2021.

The exercise price for stock options outstanding and exercisable at September 30, 2019 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
25,000	7.50	25,000	7.50
31,250	10.00	31,250	10.00
16,668	10.86	8,334	10.86
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
75,000	15.18	75,000	15.18
8,000	23.41	8,000	23.41
8,000	27.60	8,000	27.60
8,000	31.74	—	—
8,000	36.50	—	—
8,000	41.98	—	—
200,418		168,084

The following table summarizes information about the Company’s non-vested shares as of September 30, 2019:

		Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at September 30, 2018	48,501	$25.53
Vested	(12,167)	$21.87
Non-vested at September 30, 2019	36,334	$26.76

No stock options were granted during the year ended September 30, 2019. For stock options granted during September 30, 2018 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $10.14, and the weighted-average exercise price of such options was $32.24.

The assumptions used in calculating the fair value of stock options granted use the Black-Scholes option pricing model for options granted during September 30, 2018 are as follows:

Risk-free interest rate	1.25%
Expected life of the options	5 and 10 years
Expected volatility	107%
Expected dividend yield	0%

Note 11:       Income (Loss) Per Share

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

The following table presents the computation of basic and diluted net income (loss) per share:

	Years Ended September 30,
	2019	2018
Basic
Net income (loss)	$(4,012)	$5,923
Less: preferred stock dividends	(1)	(1)
Net income (loss) applicable to common stock	$(4,013)	$5,922
Weighted average common shares outstanding	1,901,315	1,965,595
Basic income (loss) per share	$(2.11)	$3.01

Diluted
Net income (loss) applicable to common stock	$(4,013)	$5,922
Add: preferred stock dividends	1	1
Net income (loss) applicable for diluted earnings per share	$(4,012)	$5,923
Weighted average common shares outstanding	1,901,315	1,965,595
Add: Options	—	38,179
Add: Series B Preferred Stock	—	1,071,200
Add: Series B Preferred Stock Warrants	—	590,145
Add: Series E Preferred Stock	—	77,840
Assumed weighted average common shares outstanding	1,901,315	3,742,959
Diluted income (loss) per share	$(2.11)	$1.58

Potentially dilutive securities of 1,939,603 and 38,179 and were excluded from the calculation of diluted net income per share for years ended September 30, 2019 and September 30, 2018 because the effects were anti-dilutive based on the application of the treasury stock method.

Note 12:       Related Party Transactions

In connection with its purchase of Marquis, Marquis entered into a mezzanine loan in the amount of up to $7,000 with ICF. The ICF mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of September 30, 2019, and September 30, 2018, respectively, there was $2,000 outstanding on this mezzanine loan. During the years ended September 30, 2019 and 2018, we recognized total interest expense of $253, associated with the ICF notes.

Customer Connexx LLC, a wholly owned subsidiary of JanOne Inc. (formerly Appliance Recycling Centers of America, Inc.), rents approximately 9,879 square feet of office space from the Company at its Las Vegas office which totals 11,100 square feet. JanOne Inc. paid the Company $176 and $173 in rent and other common area reimbursed expenses for the year ended September 30, 2019 and 2018, respectively. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, Chief Financial Officer of the Company, are Chief Executive Officer and Board of Directors member and Chief Financial Officer of JanOne Inc., respectively.

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018 and December 3, 2019, the Company and ICG amended the original terms of the warrants so that the warrants automatically extend for additional two-year periods if the warrants are not exercised by their expiration date, as the expiration date may be extended from time to time. Warrants outstanding and exercisable as of September 30, 2019 and September 30, 2018 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019.

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

On April 25, 2018, ASH delivered to the Seller the ApplianceSmart Note in the Original Principal Amount, as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on the Maturity Date. The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of September 30, 2019, there was $2,826 outstanding on the ApplianceSmart Note.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller.

In connection with the acquisition of Vintage Stock on November 3, 2016, Rodney Spriggs, President of Vintage Stock, holds a 41% interest in the $10,000 Seller Subordinated Acquisition Note payable by VSAH. The terms of payment are interest only, payable monthly on the 1st of each month, until maturity. On June 7, 2018, in connection with the Comvest Term Loan refinance of the Capitala Term Loan, the Sellers Subordinated Acquisition Note was amended and restated to have a maturity date of September 23, 2023. Interest paid to Mr. Spriggs in years ended September 30, 2019 and September 30, 2018 was $334 and $334, respectively. Interest unpaid and accrued as of September 30, 2019 and September 30, 2018 is $27 and $27, respectively.

Also see Note 3, 6, 7, 8 and 9.

Note 13:       Commitments and Contingencies

Litigation

SEC Notice

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

Live Ventures and ApplianceSmart Related Litigation

On April 26, 2019, New Leaf Serv. Contracts, LLC (“New Leaf”) filed suit again ApplianceSmart and the Company in the District Court of Dallas County, Texas (the “Dallas Court”) alleging, among other things, breach of contract.  Plaintiff seeks damages of approximately $215, plus interest and attorneys’ fees.  This matter was subsequently abated to allow the parties to arbitrate this dispute.  The Company has asserted certain counterclaims against New Leaf.  This matter has been stayed as a result of the Chapter 11 Case (as defined below).

ApplianceSmart Bankruptcy and Other ApplianceSmart Litigation Matters

On December 12, 2019, Crossroads Center LLC served a lawsuit against ApplianceSmart in the District Court for the State of Minnesota, County of Olmsted, alleging, among other things, breach of contract and seeking damages in excess of $64.  This matter has been stayed as a result of the Chapter 11 Case.

On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The bankruptcy affects Live Ventures’ indirect subsidiary ApplianceSmart only and does not affect any other subsidiary of Live Ventures, or Live Ventures itself.  ApplianceSmart expects to continue to operate its business in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In addition, the Company reserves its right to file a motion seeking authority to use cash collateral of the lenders under ApplianceSmart’s reserve-based revolving credit facility.  The case is being administrated under the caption In re: ApplianceSmart, Inc. (case number 19-13887). Court filings and other information related to the Chapter 11 Case are available at the PACER Case Locator website for those registered to do so or at the Courthouse located at One Bowling Green, Manhattan, New York 10004.

On November 22, 2019, Haier US Appliance Solutions, Inc. d/b/a GE Appliances filed suit against ApplianceSmart in the District Court for the State of Minnesota, County of Hennepin (the “Hennepin Court”) alleging, among other things, breach of contract and seeking damages in excess of $250.  This matter has been stayed as a result of the Chapter 11 Case.

On November 1, 2019, OIRE Minnesota, L.L.C. filed suit against ApplianceSmart in the Hennepin Court alleging, among other things, breach of contract and seeking damages in excess of $60.  This matter has been stayed as a result of the Chapter 11 Case.

On October 16, 2019, VanMile, LLC filed a lawsuit against ApplianceSmart in the Magistrate Court of Gwinnett County, State of Georgia alleging unpaid invoices and seeking damages therefor.  Plaintiff is seeking damages of $15.  This matter has been stayed as a result of the Chapter 11 Case.

On September 12, 2019, Fisher & Paykel Appliances, Inc. initiated an arbitration against ApplianceSmart in San Diego alleging breach of contract and seeking damages in excess of $100.  This matter has been stayed as a result of the Chapter 11 Case.

On July 22, 2019, Trustee Main/270, LLC (the “Reynoldsburg Landlord”) filed a lawsuit against ApplianceSmart and JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.) (“JanOne”) in the Franklin County Common Pleas Court in Columbus, Ohio, alleging, with respect to ApplianceSmart, default under a lease agreement and, with respect to JanOne, guaranty of lease. The complaint sought damages of $1,530 attorney fees, and other charges.  On or about September 27, 2019, the parties entered into a second lease modification agreement and ratification of agreement (the “Second Lease Modification Agreement”) whereby the Reynoldsburg Landlord restored ApplianceSmart’s access to the property.  Pursuant to the terms of the Second Lease Modification Agreement, in exchange for such restored access, ApplianceSmart paid the Reynoldsburg Landlord $141 in partial satisfaction of past due rent and costs and the Reynoldsburg Landlord agreed to dismiss the lawsuit with prejudice.  In addition, the Reynoldsburg Landlord agreed to reduced minimum annual rent for the remainder of the term and waived the rent due for October 2019, December 2019, and January 2020.  In addition, JanOne ratified its guaranty under the lease.

On August 29, 2019, Martin Drive, LLC filed suit against ApplianceSmart in the Hennepin Court, alleging, among other things, breach of contract and failure to pay rent under the terms of a lease agreement.  The plaintiff was awarded a default judgment in the aggregate amount of $265.  This matter has been stayed as a result of the Chapter 11 Case.

On August 27, 2019, CH Robinson Worldwide, Inc. served a lawsuit against ApplianceSmart in the District Court for the State of Minnesota, County of Carver, alleging, among other things, breach of contract and seeking damages in excess of $140.  This matter has been stayed as a result of the Chapter 11 Case.

On August 15, 2019, 280 Business Center, LLC filed suit against ApplianceSmart in the District Court for the State of Minnesota, County of Ramsey for eviction from the premises.  This matter was settled in September 2019 for $130.

On June 19, 2019, Graceland Retail 2017 LLC filed suit against ApplianceSmart in the Court of Common Pleas in Franklin County, Ohio, alleging, among other things, breach of contract and failure to pay rent under the terms of a lease agreement.  The plaintiff was seeking damages of approximately $940.  This matter has been stayed as a result of the Chapter 11 Case.

On May 29, 2019, Hopkins Mainstreet II, LLC (“Hopkins Mainstreet”) filed suit against ApplianceSmart, Inc. in the Hennepin Court alleging, among other things, breach of contract and failure to pay rent.  The Hennepin Court subsequently entered a default judgment in favor of Hopkins Mainstreet in the amount of $225, plus attorneys’ fees in the amount of $3, and costs and disbursements in the amount of $1.  This matter has been stayed as a result of the Chapter 11 Case.

On or about December 28, 2018, Berger Transfer & Storage, Inc. filed suit against ApplianceSmart in the District Court for the State of Minnesota, County of Ramsey for breach of contract.  This matter was settled in April 2019 for $31.

Generally

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

Operating Leases and Service Contracts

The Company leases its office, retail and warehouse space under long-term operating leases expiring through fiscal year 2029. Rent expense under these leases was $13,059 and $13,542 for the years ended September 30, 2019 and 2018, respectively. The Company has also entered into several non-cancelable service contracts. Rent expense may include certain common area charges.

As of September 30, 2019, future minimum annual payments under operating lease agreements for fiscal years ending September 30 are as follows:

2020	$8,331
2021	6,886
2022	4,402
2023	2,415
2024	1,470
Thereafter	1,836
$25,340

Additionally, during fiscal 2019, as a result of our decision to close certain ApplianceSmart retail locations, we recorded a liability for the estimated remaining lease payments and early termination charges, as applicable, of $724. The lease charges were recorded to general and administration expenses in the consolidated statements of income (loss) with a corresponding accrued liability in the consolidated balance sheet as of September 30, 2019.

Warranties

During 2019, the Company became the principal for certain extended warranties, as a result, warranty reserves are included in accrued liabilities in our consolidated balance sheet.  The following table summarizes the warranty reserve activity for the year ended September 30, 2019:

Beginning balance, October 31, 2018	$—
Warranties issued/accrued	378
Warranty settlements	(86)
Ending balance, September 30, 2019	$292

Note 14:       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income tax expense for the years ended September 30, 2019 and 2018 is as follows:

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
Current expense:
Federal	$—	$(17)
State	237	244
	237	227
Deferred expense:
Federal	(1,024)	3,471
State	(1,226)	368
Change in valuation allowance	388	341
	(1,862)	4,180
Total income tax expense	$(1,625)	$4,407

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, 2019 and 2018:

	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
Federal statutory rates	21.0%	24.3%
State income taxes, net of federal benefit	11.3%	3.3%
Permanent differences	(0.9)%	0.7%
Impact of federal rate change from Tax Act	—	29.4%
Bargain gain - purchase accounting	—	(14.1)%
Property & equipment adjustment	(0.5)%	(2.6)%
Federal carryforward attributes trued up	4.8%	(1.7)%
Change in valuation allowance	(6.9)%	3.3%
Other	—	0.1%
Effective rate	28.8%	42.7%

At September 30, 2019 and 2018, deferred income tax assets and liabilities were comprised of:

	September 30, 2019	September 30, 2018
Deferred income tax assets (liabilities):
Allowance for bad debts	$352	$229
Accrued expenses	223	22
Inventory	466	(8)
Accrued compensation	87	34
Net operating loss	5,205	6,051
Disallowed interest carryforward	1,049	—
Tax credits	27	259
Stock compensation	2,232	2,252
Intangibles	(1,142)	(1,387)
Property & equipment	(2,906)	(3,890)
Other	5	—
Less: Valuation allowance	(729)	(341)
Total deferred income tax asset	$4,869	$3,221

The Company has federal and state net operating loss carryforwards of approximately $21,300 and $11,300 respectively as of September 30, 2019. The federal net operating loss amounts are subject to IRS code section 382 limitations and expire in 2030. State net operating loss amounts begin to expire in 2019. Due to the Tax Act, the federal AMT tax credit carryforward is fully refundable in 2021 if not utilized before then. The 2015 through 2018 tax years are open to examination by the various federal and state jurisdictions.

The Company evaluates all available evidence to determine if a valuation allowance is needed to reduce its deferred tax assets. Management has concluded that it is more likely than not that a portion of its existing tax benefits will not be realized. Accordingly, the Company has recorded a valuation allowance of $729 at September 30, 2019 to reduce its deferred tax assets.

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

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2019. The Company’s policy is to record uncertain tax positions as a component of income tax expense.

Note 15:       Segment Reporting

The Company operates in three segments which are characterized as: (1) Manufacturing, (2) Retail and Online, and (3) Services. The Manufacturing Segment consists of Marquis Industries, the Retail and Online segment consists of Vintage Stock and ApplianceSmart, and the Services segment consists of the directory services business.

The following tables summarize segment information for the years ended September 30, 2019 and 2018:

	Year Ended		Year Ended
	September 30, 2019		September 30, 2018
		% of		% of Total
	Net Revenue	Total Revenue	Net Revenue	Total Revenue
Retail and Online Revenue
Used Movies, Music, Games and Other	$42,298	21.9%	$43,014	21.5%
New Movies, Music, Games and Other	33,695	17.4%	32,980	16.5%
Rentals, Concessions and Other	968	0.5%	1,189	0.6%
Retail Appliance	23,740	12.3%	32,943	16.5%
Manufacturing Revenue
Carpets	60,747	31.4%	58,451	29.3%
Hard Surface Products	29,146	15.1%	24,229	12.1%
Synthetic Turf Products	2,058	1.1%	6,082	3.0%
Services Revenue
Directory Services	636	0.3%	745	0.4%
Total Revenue	$193,288	100.0%	$199,633	100.0%

	Year Ended September 30,
	2019	2018
Revenues
Retail and Online	$100,701	$110,125
Manufacturing	91,951	88,763
Services	636	745
	$193,288	$199,633
Gross profit
Retail and Online	$45,154	$51,040
Manufacturing	25,122	22,450
Services	597	708
	$70,873	$74,198
Operating income (loss)
Retail and Online	$(9,074)	$1,338
Manufacturing	11,735	8,756
Services	595	706
	$3,256	$10,800
Depreciation and amortization
Retail and Online	$3,090	$2,880
Manufacturing	2,583	3,168
Services	—	—
	$5,673	$6,048
Interest expense, net
Retail and Online	$4,634	$6,739
Manufacturing	1,681	1,904
Services	—	—
	$6,315	$8,643
Income before provision for income taxes
Retail and Online	$(17,259)	$2,781
Manufacturing	11,026	6,843
Services	596	706
	$(5,637)	$10,330

Note 16:       Subsequent Events

Chapter 11 Filing of ApplianceSmart, Inc.

On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The bankruptcy affects Live Ventures’ indirect subsidiary ApplianceSmart only and does not affect any other subsidiary of Live Ventures, or Live Ventures itself.  As part of the Chapter 11 process, ApplianceSmart expects to work with its lenders and creditors to restructure and or settle secured and unsecured indebtedness.

ApplianceSmart expects to continue to operate its business in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In addition, the Company reserves its right to file a motion seeking authority to use cash collateral of the lenders under the reserve-based revolving credit facility.

The case is being administrated under the caption In re: ApplianceSmart, Inc. (case number 19-13887). Court filings and other information related to the Chapter 11 Case are available at the PACER Case Locator website for those registered to do so or at the Courthouse located at One Bowling Green, Manhattan, New York 10004.

Lonesome Oak Acquisition

On November 1, 2019, Marquis entered into a purchase agreement, as amended (as amended, the “LOTC Purchase Agreement”), to acquire the outstanding capital stock of Lonesome Oak Trading Co., Inc. (“Lonesome Oak”).  Pursuant to the LOTC Purchase Agreement, Marquis will acquire from the sole shareholder of Lonesome Oak (the “LOTC Shareholder”) all of the issued and outstanding shares of capital stock of Lonesome Oak. The transaction value under the Purchase Agreement is approximately $14,000. In addition, following the closing of the transaction, Lonesome Oak will be leasing back from the LOTC Shareholder certain properties owned by affiliates of the LOTC Shareholder that will be used in Lonesome Oak’s operations. Marquis will hold back $1,200 of the purchase price (the “Holdback Amount”) to satisfy claims for indemnity arising out of breaches of certain representations, warranties, and covenants, and certain other enumerated items, if any. In connection with the closing of the transaction, the LOTC Shareholder will enter into an employment agreement with a five-year term and will serve as Lonesome Oak’s Executive Vice President pursuant to the terms thereof. The parties expect that the transaction will close within the Company’s second fiscal quarter, subject to customary closing conditions.  The LOTC Purchase Agreement contains customary representations, warranties, and covenants. Subject to certain exceptions, the LOTC Shareholder has agreed to indemnify Marquis for breaches of certain representations, warranties, and covenants, and certain other enumerated items, if any. Indemnification by the LOTC Shareholder for breaches of certain representations and warranties is generally limited to the Holdback Amount. The LOTC Purchase Agreement contains a three-year non-competition covenant and non-solicitation covenant that apply to the LOTC Shareholder. The transaction closed on January 31, 2020.

ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.       Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2019.  Management noted the following deficiencies that management believes to be material weaknesses:

•

The Company does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to its size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of its failure to have segregation of duties on its assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•

The Company does not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act;

•

Management has not established appropriate and rigorous procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

•	The Company employ policies and procedures for reconciliation of the financial statements and note disclosures, however, these processes are not appropriately followed or documented.

In response to the above identified weaknesses in our internal control over financial reporting, we plan to work on documenting in writing our internal control policies and procedures and implement sufficient segregation of duties within our accounting functions, so that one person cannot initiate, authorize and execute transactions, and so that one person cannot record transactions in the accounting records without sufficient review by a separate person. We do not have a specific timeline within which we expect to conclude these remediation initiatives but do expect it to be an on-going process for the foreseeable future. We continue to evaluate testing of our internal control policies and procedures, including assessing internal and external resources that may be available to complete these tasks, but do not know when these tasks will be completed.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.       Other Information

None.

PART III

ITEM 10.       Directors, Executive Officers and Corporate Governance

The directors of the Company and their ages as of September 30, 2019, are as follows:

Name	Age	Position
Jon Isaac	36	Chief Executive Officer, President and Director
Tony Isaac	65	Financial Planning and Strategist/Economist and Director
Richard D. Butler, Jr.	70	Director
Dennis (De) Gao	39	Director
Tyler Sickmeyer	33	Director

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

Information about our Executive Officers

In addition to the information provided above regarding Jon Isaac, the following sets forth the Company’s current executive officers as of September 30, 2019:

Name	Age	Current Position and Offices
Weston A. Godfrey, Jr.	41	Chief Executive Officer of Marquis Industries, Inc.
Rodney Spriggs	53	President and Chief Executive Officer of Vintage Stock, Inc.
Virland A. Johnson	59	Chief Financial Officer of Live Ventures Incorporated
Michael J. Stein	46	Senior Vice President, General Counsel of Live Ventures Incorporated

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

The Board of Directors held three meetings during the year ended September 30, 2019 and took action by unanimous written consent two times.

Board Committees

Audit Committee

The Board has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Gao (Chairman), Butler, and Sickmeyer currently serve on our Audit Committee. Each member of the committee satisfies the independence standards specified in Rule 5605(a)(2) of the NASDAQ Listing Rules and the related rules of the SEC and has been determined by the Board to be “financially literate” with accounting or related financial management experience. The Board has also determined that Mr. Gao is an “audit committee financial expert” as defined under SEC rules and regulations and qualifies as a financially sophisticated audit committee member as required under Rule 5605(c)(2)(A) of the NASDAQ Listing Rules. There were five meetings of the Audit Committee during the year ended September 30, 2019.

Compensation Committee

The Compensation Committee assists the Board in discharging its responsibilities relating to compensation of the Company’s directors and executives and oversees and advises the Board on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans. The Compensation Committee currently consists of Messrs. Butler and Gao. The Compensation Committee did not meet during the year ended September 30, 2019 but took action one time by unanimous written consent.

Governance and Nominating Committee

The Governance and Nominating Committee identifies individuals who are qualified to become Board members, develops and recommends to the Board a set of governance principles applicable to the Company and oversees the evaluation of the Board and Company’s management. The Governance and Nominating Committee currently consists of Mr. Butler. There Governance and Nominating Committee did not meet during the year ended September 30, 2019 but took action one time by unanimous written consent.

Changes in Procedures for Director Nominations by Stockholders

There have been no changes to the procedures by which stockholders’ may recommend nominees to the Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees of our Company, including the Chief Executive Officer and other principal financial and operating officers of the Company. The Code of Business Conduct and Ethics is posted on our website at ir.liveventures.com/governance-documents. If we make any amendment to, or grant any waivers of, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on Form 8-K or on our website.

ITEM 11.       Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide material information about the Company’s compensation philosophy, objectives and other relevant policies and to explain and put into context the material elements of the disclosure that follows in this Form 10-K with respect to the compensation of our named executive officers (in this CD&A, referred to as the “NEOs”). For fiscal 2019, our NEOs were:

Jon Isaac, President and Chief Executive Officer

Weston A. Godfrey, Jr., Chief Executive Officer of Marquis Industries

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

Use of Benchmarking and Compensation Peer Groups

The Compensation Committee did not utilize any benchmarking measure in fiscal 2019 and traditionally has not tied compensation directly to a specific profitability measurement, market value of the Company’s common stock or benchmark related to any established peer or industry group. Salary increases are based on the terms of the NEOs’ employment agreements, if applicable, and correlated with the Board’s and the Compensation Committee’s assessment of each NEO’s performance. The Company also generally seeks to increase or decrease compensation, as appropriate, based upon changes in an executive officer’s functional responsibilities within the Company. Historically, the Compensation Committee has not used outside consultants in determining the compensation of the NEOs, and no such consultants were engaged during fiscal 2019.

Other Compensation Policies and Considerations; Tax Issues and Risk Management

The intention of the Company has been to compensate the NEOs in a manner that maximizes the Company’s ability to deduct such compensation expenses for federal income tax purposes. However, the Compensation Committee has the discretion to provide compensation that is not “performance-based” under Section 162(m) of the Code it determines that such compensation is in the best interests of the Company and its stockholders. For fiscal 2019, the Company expects to deduct all compensation expenses paid to the NEOs.

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

SUMMARY COMPENSATION TABLE

				Stock	Option	All Other
Name and principal Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation (2)	Total
Jon Isaac (3)	2019	$200,000	$275,000	$—	$—	$60,600	$535,600
President and Chief Executive Officer	2018	$200,000	$—	$—	$—	$54,000	$254,000
Weston A. Godfrey, Jr. (4)	2019	$301,260	$75,000	$—	$—	$12,000	$388,260
Chief Executive Officer of Marquis Industries	2018	$204,260	$—	$—	$—	$12,600	$216,860
Michael J. Stein	2019	$310,000	$—	$—	$—	$—	$310,000
Senior Vice President and General Counsel	2018	$298,077	$—	$—	$50,701	$—	$348,778

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

(2)

“All Other Compensation” includes amounts accrued and/or incurred by us for perquisites and benefits per each NEO’s employment agreement. The amount for Mr. Isaac is accrued by us for the reasonable housing allowance to which Mr. Isaac is entitled under his employment agreement.  The amount for Mr. Godfrey is related to the car allowance in accordance with his employment agreement.

(3)

On or about November 11, 2019, the Compensation Committee of the Board of Directors of the Company approved an increase in Jon Isaac’s salary to $350,000 per year and awarded him a bonus of $275,000 as part of his 2019 compensation.  The increase in salary was effective immediately. The bonus was paid in full as of December 31, 2019.

(4)	Mr. Godfrey became the Chief Executive Officer of Marquis Industries, Inc. effective July 1, 2018. The amounts shown represent compensation for the entire fiscal year ended September 30, 2018.

EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Jon Isaac, its President and Chief Executive Officer, effective January 1, 2013, as amended on January 16, 2018. The agreement will expire on December 30, 2020. Mr. Isaac is entitled to a base annual salary in an amount of $200,000, payable in periodic installments in accordance with the Company’s regular payroll practices and subject to all applicable withholdings, including taxes. Mr. Isaac is eligible to receive an annual performance bonus at the sole discretion of the Compensation Committee of the Board or the entire Board. On or about November 11, 2019, the Compensation Committee of the Board of Directors of the Company approved an increase in Jon Isaac’s salary to $350,000 per year and awarded him a bonus of $275,000.  The increase in salary was effective immediately.  The bonus was paid in full as of December 31, 2019. Mr. Isaac is entitled to reimbursement for all reasonable business expenses incurred by him in connection with his employment and the performance of his duties as President and Chief Executive Officer, including a reasonable housing expense, not to exceed $7,000 per month. Mr. Isaac is eligible to participate fully in all health and benefit plans available to senior officers of the Company generally, as the same may be amended from time to time by the Board. Mr. Isaac’s employment terminates upon the first to occur of the following dates: (i) date of Mr. Isaac’s death; (ii) the date on which Mr. Isaac has experienced a Disability (as defined in his employment agreement), and we give Mr. Isaac notice of termination on account of Disability; (iii) the date on which Mr. Isaac has engaged in conduct that constitutes Cause (as defined in Mr. Isaac’s employment agreement), and we give Mr. Isaac notice of termination for Cause; (iv) the date on which Mr. Isaac voluntarily terminates his relationship with us; or (v) the date on which we give Mr. Isaac notice of termination for any reason other than the reasons set forth in clauses (i) through (iv) above. Upon termination of Mr. Isaac’s employment, we will have no further obligation to Mr. Isaac except that Mr. Isaac will be entitled to payment of any earned but unpaid salary through the date of termination and any unearned bonus in accordance with the terms of the employment agreement.

Marquis Industries, Inc., one of our subsidiaries, entered into an employment agreement with Weston A. Godfrey, Jr., effective on January 22, 2018 to employ him as its executive vice president from January 22, 2018 until July 1, 2018, and chief executive officer from July 1, 2018 through September 30, 2023, the date on which the agreement terminates. Mr. Godfrey is entitled to a base annual salary in an amount of $285,000, payable in periodic installments in accordance with Marquis’s customary payroll practices. Mr. Bailey is also entitled to receive a car allowance of $1,000 per month, family health and dental insurance at Marquis’ expense, a $1.0 million term life insurance policy, and a family membership to a local fitness facility. Mr. Godfrey is eligible for annual cash bonuses (in an amount no less than $75,000) after the end of the fiscal year based on the attainment of certain actual EBITDA ranges of Marquis during such fiscal year. In the event of a change of control of Marquis, Mr. Godfrey is entitled to a bonus equal to $660,000.  Marquis may terminate Mr. Godfrey for “cause” (as defined in Mr. Godfrey’s employment agreement), or, in the event Mr. Godfrey becomes permanently disabled or is prevented by injury or sickness from attention to his duties for six consecutive weeks or more, without “cause.”  If Marquis terminates Mr. Godfrey’s employment without “cause” other than because of Mr. Godfrey’s death or disability, Mr. Godfrey will continue to receive his annual salary for a period of twelve months following such termination and receive fully paid family coverage of health and dental insurance at Marquis’ expense until the earlier of twelve months after such termination or the date of Mr. Godfrey’s subsequent employment.  Mr. Godfrey’s employment agreement also contains customary confidentiality, non-competition and non-disparagement provisions.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes all stock options held by the NEOs as of the end of fiscal 2019.

Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date
Jon Isaac	25,000	(1)	7.50	1/15/2020
President and Chief Executive Officer	25,000	(1)	10.00	1/15/2021
Weston A. Godfrey, Jr.	—
Chief Executive Officer of Marquis Industries
Michael J. Stein	4,000	(2)	23.41	9/5/2027
Senior Vice President and General Counsel	4,000	(2)	27.60	9/5/2027
	4,000	(2)	31.74	9/5/2027
	4,000	(2)	36.50	9/5/2027
	4,000	(2)	41.98	9/5/2027

(1)	All options are fully vested.
(2)	4,000 shares vest each annual period on September 5, 2018 through September 5, 2022.

DIRECTOR COMPENSATION

The following table summarizes compensation paid to each of our directors who served in such capacity during fiscal 2019. We have omitted from this table the columns for Stock Awards, Options Awards, Non-Equity Incentive Plan Compensation, and Nonqualified Deferred Compensation Earnings, as no amounts are required to be reported in any of those columns for any director during fiscal 2019.

None of our directors received separate compensation for attending meetings of our board of directors or any committees thereof. Our President and CEO, Jon Isaac, is the only director who is also an employee of Live Ventures. Jon Isaac is not entitled to separate compensation for his service on our board of directors.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Jon Isaac (1)	—	—	—
Richard D. Butler, Jr. (2)	30,000	—	30,000
Dennis Gao (3)	30,000	—	30,000
Tony Isaac (4)	24,000	—	24,000
Tyler Sickmeyer (5)	18,000	—	18,000

(1)	Mr. Jon Isaac is not entitled to receive compensation for his service on our Board of Directors.
(2)	Mr. Butler receives $2,500 monthly, or $30,000 annually in cash compensation for his services as a director.
(3)	Mr. Gao receives $2,500 monthly, or $30,000 annually in cash compensation for his services as a director.
(4)	Mr. Tony Isaac receives $2,000 monthly, or $24,000 annually in cash compensation for his services as a director.
(5)	Mr. Sickmeyer receives $1,500 monthly, or $18,000 annually in cash compensation for his services as a director.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes securities available for issuance under Live Venture’s equity compensation plans as of September 30, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	200,418	$16.05	99,582
Equity compensation plans not approved by security holders	—	—	—
Total	200,418	$16.05	99,582

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

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of January 29, 2020 of (i) each executive officer and each director of our Company; (ii) all executive officers and directors of our Company as a group; and (iii) each person known to the Company to be the beneficial owner of more than 5% of our common stock. We deem shares of our common stock that may be acquired by an individual or group within 60 days of January 29, 2020 pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 1,765,196 shares of common stock outstanding on January 29, 2020. The information as to beneficial ownership was either (i) furnished to us by or on behalf of the persons named or (ii) determined based on a review of the beneficial owners’ Schedules 13D and Section 16 filings with respect to our common stock. Unless otherwise indicated, the business address of each person listed is 325 East Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Executive Officers and Directors:
Jon Isaac, President and Chief Executive Office of Live Ventures Incorporated (1)	1,596,827	45.9%
Weston A. Godfrey, Jr., Chief Executive Officer of Marquis Industries, Inc.	—	—
Michael J. Stein, Senior Vice President and General Counsel (2)	8,000	*
Rodney Spriggs, President and Chief Executive Officer of Vintage Stock, Inc. (3)	12,500	*
Virland Johnson, Chief Financial Officer (4)	8,000	*
Tony Isaac, Director	105,000	5.7%
Richard D. Butler, Jr., Director	15,487	*
Dennis Gao, Director	12,671	*
Tyler Sickmeyer, Director	—	—
All Executive Officers and Directors as a group (9 persons)	1,758,485	62.0%
Other 5% Stockholders:
Isaac Capital Group, LLC (5) 3525 Del Mar Heights Rd. Suite 765 San Diego, California 92130	1,381,905	38.4%

*Represents less than 1% of our issued and outstanding common stock.

(1)

Includes 158,356 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) that are convertible into 791,759 shares of common stock owned by Isaac Capital Group, LLC (“ICG”), of which Jon Isaac is the President and sole member and according has sole voting and dispositive power with respect to such shares. Also includes warrants to purchase 118,029 shares of Series B Preferred Stock which are convertible in 590,146 additional shares of common stock at exercise prices ranging from $3.32 to $5.70 per share held by ICG. Jon Isaac owns 164,922 shares of common stock. Finally, Mr. Isaac holds options to purchase up to 50,000 shares of common stock at exercise prices ranging from $7.50 to $10.00 per share, all of which are currently exercisable.

(2)	Includes options to purchase 8,000 shares of common stock at exercise prices ranging from $23.41 to $31.74 per share.
(3)	Includes options to purchase 12,500 shares of common stock at an exercise price of $10.86 per share.
(4)	Includes options to purchase 8,000 shares of common stock at exercise prices ranging from $23.41 to $27.60 per share
(5)

Includes 158,356 shares of Series B Preferred Stock that are convertible into 791,759 shares of common stock owned by ICG.  Also includes warrants to purchase 118,029 shares of Series B Preferred Stock which are convertible into 590,146 additional shares of common stock at exercise prices ranging from $3.32 to $5.70 per share held by ICG.

ITEM 13.       Certain Relationships and Related Transactions, and Director Independence

Mezzanine Loan from Isaac Capital Fund

In connection with the purchase of Marquis Industries Inc., the Company entered into a mezzanine loan in an amount of up to $7,000,000 provided by Isaac Capital Fund, a private lender whose managing member is Jon Isaac, the chief executive officer of the Company.

The Isaac Capital Fund mezzanine loan bears interest at 12.5% with payment obligations of interest each month and all principal due in January 2021 (six months after the final payments are due under the Bank of America Term and Revolving Loan). As of September 30, 2019, there was $2,000,000 outstanding on this mezzanine loan.

ICG Note and Warrants

On January 16, 2018 and December 3, 2019, we entered into separate amendments to warrants with Isaac Capital Group, LLC each of which amends the expiration date of certain warrants issued to Isaac Capital Group, LLC to provide that if the specified warrant remains unexercised on the expiration date, then the expiration date shall be automatically extended for a period of two years from such date.

Customer Connexx

Customer Connexx LLC, a wholly owned subsidiary of JanOne Inc. (formerly Appliance Recycling Centers of America, Inc.), sub-leases call center space from Live Ventures Incorporated in Las Vegas, Nevada. Total amount of sub-lease rent and common area charges was approximately $176,000 for fiscal year ended September 30, 2019.

ApplianceSmart

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

On April 25, 2018, ASH delivered to the Seller the ApplianceSmart Note in the Original Principal Amount, as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on the Maturity Date. The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,580,506 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of September 30, 2019, there was $3,821,507 outstanding on the ApplianceSmart Note.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller.

On December 28, 2018, ApplianceSmart Contracting Inc. (“Contracting”) granted the Seller a security interest in the assets of Contracting in accordance with the terms of a security agreement entered into between the Seller and Contracting.

On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The bankruptcy affects Live Ventures’ indirect subsidiary ApplianceSmart only and does not affect any other subsidiary of Live Ventures, or Live Ventures itself.  ApplianceSmart expects to continue to operate its business in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In addition, the Company reserves its right to file a motion seeking authority to use cash collateral of the lenders under the reserve-based revolving credit facility.  The case is being administrated under the caption In re: ApplianceSmart, Inc. (case number 19-13887). Court filings and other information related to the Chapter 11 Case are available at the PACER Case Locator website for those registered to do so or at the Courthouse located at One Bowling Green, Manhattan, New York 10004.

Procedures for Approval of Related Party Transactions

In accordance with its charter, the Audit Committee reviews and recommends for approval all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the approval of the transactions described above.

ITEM 14.       Principal Accounting Fees and Services

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal 2019 and 2018 non-audit services listed below were pre-approved.

Audit and Audit-Related Fees: This category includes the audit of our annual financial statements and review of financial statements included in our annual and periodic reports that are filed with the SEC. This category also includes services performed for the preparation of responses to SEC and NASDAQ correspondence, travel expenses for our auditors, on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control and other matters.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees consist of fees for services other than the services described above.

The following fees were billed to us by our independent registered public accounting firm, WSRP, LLC for 2019 and WSRP, LLC, BDO LLP and SingerLewak LLP for 2018. SingerLewak LLP reviewed the Company’s quarterly financial statements for each of the first three fiscal quarters during fiscal 2018. BDO LLP audited the 2017 annual financial statements for which costs were billed during the first quarter of 2018.

	2019	2018
Audit Fees	$219,154	$327,276
Audit-Related Fees	—	—
Tax Fees	66,440	106,777
All Other Fees	—	—
Total	$285,594	$434,053

PART IV

ITEM 15.       Exhibits and Financial Statement Schedules

The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Stock Purchase Agreement dated December 30, 2017 among Appliancesmart Holdings LLC, ApplianceSmart, Inc., and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/14/18

2.2	Bill of Sale and Assignment and Assumption Agreement dated December 21, 2018 by and between Viridian Fibers, LLC and Marquis Industries, Inc.	10-K	001-33937	2.2	12/27/18

2.3	Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-33937	2.3	02/06/20

2.4	First Amendment to Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-33937	2.4	02/06/20

3.1	Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07

3.2	Certificate of Change	8-K	001-33937	3.1	09/7/10

3.3	Certificate of Correction	8-K	001-33937	3.1	03/11/13

3.4	Certificate of Change	10-Q	001-33937	3.1	02/14/14

3.5	Articles of Merger	8-K	001-33937	3.1.4	10/8/15

3.6	Certificate of Change	8-K	001-33937	3.1.5	11/25/16

3.7	Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16

3.8	Bylaws	10-Q	001-33937	3.8	08/14/18

4.1	Waiver Agreement dated September 6, 2017	10-K	001-33937	4.1	01/18/18

4.2*	Description of Our Securities

4.3*	Specimen Stock Certificate

10.1	Note and Warrant Purchase Agreement, dated April 3, 2012 (the “Note and Warrant Purchase Agreement”), by and between the Registrant and Isaac Capital Group LLC	10-Q	001-33937	10.1	05/15/12

10.2	Senior Subordinated Convertible Note (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.2	05/15/12

10.3	Subordinated Guaranty (under Note Purchase and Warrant Agreement)	10-Q	001-33937	10.3	05/15/12

10.4	Form of Warrant (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.4	05/15/12

10.5	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	10-K	001-33937	10.12.1	01/15/13

10.6	Warrant Amendment dated as of December , 2014	10-K	001-33937	10.9	01/18/18

10.7	Warrant Amendment dated as of December 27, 2016	10-K	001-33937	10.10	01/18/18

10.8	Amendment to Warrants dated as of January 16, 2018	10-K	001-33937	10.11	01/18/18

10.9*	Amendment to Warrant dated as of December 3, 2019

10.10	Convertible Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC (the “2014 Note Purchase Agreement”)	10-K	001-33937	10.7	12/29/16

10.11	Form of Convertible Note (under 2014 Note Purchase Agreement)	10-K	001-33937	10.11	01/10/14

10.12	Form of Warrant (under 2014 Note Purchase Agreement)	10-K	001-33937	10.12	01/10/14

10.13	Amendment No. 1 to Convertible Note Purchase Agreement, dated as of October 29, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7a	12/29/16

10.14	Amendment No. 2 to Convertible Note Purchase Agreement, dated as of December 21, 2016, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7b	12/29/16

10.15	Share Exchange Agreement between Isaac Capital Group, LLC and Live Ventures Incorporated, dated December 27, 2016	10-Q	001-33937	10.1	02/09/17

10.16	Purchase Agreement, dated as of July 6, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-K	001-33937	10.15	01/13/16

10.17	Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and S F Commercial Properties, LLC, as Borrowers, and Bank of America, N.A. as Lender.	10-K	001-33937	10.16	01/13/16

10.18	Subordinated Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings, LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and SF Commercial Properties, LLC as Borrowers and Isaac Capital Fund I, LLC as Lender	10-K	001-33937	10.17	01/13/16

10.19	Consent, Joinder and First Amendment to Loan and Security Agreement by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Isaac Capital Fund I, LLC as Lender	8-K	001-33937	10.2	02/06/20

10.20	Lease Agreement, effective July 6, 2015, by and between 716 River Street Partners LLC, as lessor and Constellation Industries, LLC as lessee	10-K	001-33937	10.18	01/13/16

10.21	Agreement, effective November 30, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-Q	001-33937	10.1	02/16/16

10.22	Promissory Note dated June 14, 2016, by Marquis Real Estate Holdings, LLC in favor of STORE Capital Acquisitions LLC	10-Q	001-33937	10.1	08/15/16

10.23	Mortgage Loan Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.2	08/15/16

10.24	Master Lease Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.3	08/15/16

10.25	Purchase and Sale Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.4	08/15/16

10.26	Equipment Security Note between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc.	10-Q	001-33937	10.2	02/09/17

10.27	Fifth Amendment to Loan and Security Agreement between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc. dated February 28, 2017	10-Q	001-33937	10.1	05/11/17

10.28	Consent and Sixth Amendment to Loan and Security Agreement dated June 5, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Bank of America, N.A., and the other parties thereto	10-Q	001-33937	10.7	08/14/18

10.29	Consent to Turf Business Sale dated December 19, 2018 among Bank of America, N.A., Marquis Affiliated Holdings LLC, and Marquis Industries, Inc.	10-K	001-33937	10.27	12/27/18

10.30	Seventh Amendment to Loan and Security Agreement dated December 24, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-K	001-33937	10.28	12/27/18

10.31	Consent, Joinder and Eighth Amendment to Loan and Security Agreement dated January 31, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Bank of America, N.A.	8-K	001-33937	10.1	02/06/20

10.32	Stock Purchase Agreement by and among Vintage Stock Affiliated Holdings LLC (an affiliate of the Registrant), Vintage Stock, Inc., and the Shareholders of Vintage Stock, Inc., dated November 3, 2016	10-K	001-33937	10.22	12/29/16

10.33	Amended and Restated Subordinated Promissory Note of Vintage Stock Affiliated Holdings LLC in favor of certain of the Shareholders of Vintage Stock, Inc., dated June 7, 2018	10-K	001-33937	10.30	12/27/18

10.34	Amended and Restated Subordination Agreement by and among Rodney Spriggs, in his capacity as the representative of certain of the Shareholders of Vintage Stock, Inc., and Wilmington Trust, National Association, dated June 7, 2018	10-K	001-33937	10.31	12/27/18

10.35	Loan Agreement between Vintage Stock, Inc. and Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.27	12/29/16

10.36	First Amendment to Loan Agreement between Texas Capital Bank, National Association and Vintage Stock, Inc., dated January 23, 2017	10-K	001-33937	10.30	01/18/18

10.37	Second Amendment to Loan Agreement dated September 20, 2017 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-K	001-33937	10.31	01/18/18

10.38	Third Amendment to Loan Agreement dated June 7, 2018 between Texas Capital Bank, National Association and Vintage Stock, Inc.	8-K	001-33937	10.3	06/11/18

10.39	Fourth Amendment to Loan Agreement dated June 24, 2019 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-Q	001-33937	10.1	08/14/19

10.40	Revolving Credit Note of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.28	12/29/16

10.41	Security Agreement of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.29	12/29/16

10.42	Waiver Agreement by and among Texas Capital Bank, National Association and Vintage Stock, Inc., dated March 15, 2018	8-K	001-33937	10.12	03/15/18

10.43	Term Loan Agreement among Vintage Stock Inc., Vintage Stock Affiliated Holdings LLC, the Subsidiaries of the Borrowers Party Hereto, the Lenders Party Hereto, Wilmington Trust, National Association, as Administrative Agent, and Capitala Private Credit Fund V, L.P., as Lead Arranger, dated November 3, 2017	10-K	001-33937	10.30	12/29/16

10.44	First Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated October 10, 2017	8-K	001-33937	10.1	10/13/17

10.45	Second Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated March 15, 2018	8-K	001-33937	10.1	03/16/18

10.46	Form of Note under the Capitala Term Loan Agreement	10-K	001-33937	10.31	12/29/16

10.47	Security and Pledge Agreement among Vintage Stock Affiliated Holdings LLC, Vintage Stock, Inc., and Wilmington Trust, National Association, as Administrative Agent, dated November 3, 2016	10-K	001-33937	10.32	12/29/16

10.48	Amended and Restated Promissory Note issued by ApplianceSmart Holdings LLC	10-K	001-33937	10.44	12/27/18

10.49	Security Agreement dated December 26, 2018 by and between ApplianceSmart Holdings LLC and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.45	12/27/18

10.50	Security Agreement dated December 26, 2018 by and between ApplianceSmart, Inc. and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.46	12/27/18

10.51	Security Agreement dated December 28, 2018 by and between ApplianceSmart Contracting, Inc. and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/13/19

10.52	Agreement and Guaranty dated December 28, 2018 by ApplianceSmart Contracting Inc. in favor of Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.2	02/13/19

10.53	Amended and Restated Credit Agreement, dated as of June 7, 2018, by and among the lenders from time to time party thereto, Comvest Capital IV, L.P., Vintage Stock, Inc., and Vintage Stock Affiliated Holdings LLC	8-K	001-33937	10.1	06/11/18

10.54	Limited Waiver and First Amendment to Amended and Restated Credit Agreement and Amended and Restated Management Fee Subordination Agreement, dated as of September 3, 2019, by and among the lenders party thereto, Comvest Capital IV, L.P., Vintage Stock, Inc., and acknowledged and agreed to by Vintage Stock Affiliated Holdings LLC and Live Ventures Incorporated	8-K	001-33937	10.1	09/05/19

10.55	Limited Guaranty, dated as of June 7, 2018, by Live Ventures Incorporated in favor of Comvest Capital IV, L.P.	8-K	001-33937	10.2	06/11/18

10.56	Loan and Security Agreement, dated as of March 15, 2019, by and between ApplianceSmart, Inc. and Crossroads Financing, LLC	8-K	001-33937	10.2	03/19/19

10.57†	Employment Agreement between LiveDeal, Inc. and Jon Isaac	10-Q	001-33937	10.1	05/14/13

10.58†	Amendment to Employment Agreement dated January 16, 2018 between Live Ventures Incorporated and Jon Isaac	10-K	001-33937	10.39	01/18/18

10.59†	Employment Agreement between the Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.1	01/05/17

10.60†	Incentive Stock Option Agreement between Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.2	01/05/17

10.61†	Employment Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.1	10/02/17

10.62†	Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.2	10/02/17

10.63†	Employment Agreement between Vintage Stock Inc. and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.25	12/29/16

10.64†	Non-qualified Stock Option Agreement between the Registrant and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.26	12/29/16

10.65†	Employment Agreement between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 22, 2018	10-K	001-33937	10.57	12/27/18

10.66†	2014 Omnibus Equity Incentive Plan	DEF 14A	001-33937	Appendix A to 2014 Proxy Statement	06/23/14

14	Code of Business Conduct and Ethics, Adopted December 31, 2003	10-QSB		14	05/13/04

16.1	Letter from SingerLewak LLP	8-K	001-33937	16.1	10/18/18

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of WRSP, LLC independent registered public accounting firm

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2019 and 2018, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2019 and 2018, (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2019 and 2018, and (iv) the Notes to Consolidated Financial Statements

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
Date: February 7, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jon Isaac	President and Chief Executive Officer Director
Jon Isaac	(Principal Executive Officer)	February 7, 2020

/s/ Virland A. Johnson	Chief Financial Officer
Virland A. Johnson	(Principal Financial Officer and Principal Accounting Officer)	February 7, 2020

/s/ Tony Isaac
Tony Isaac	Director	February 7, 2020

/s/ Richard D. Butler, Jr.
Richard D. Butler, Jr.	Director	February 7, 2020

/s/ Dennis Gao
Dennis Gao	Director	February 7, 2020

/s/ Tyler Sickmeyer
Tyler Sickmeyer	Director	February 7, 2020