Form 10-Q
period 2019-12-31
LIVE VENTURES Inc
filed 2020-04-13
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of March 27, 2020 was 1,723,353.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2019	September 30, 2019
	(Unaudited)
Assets
Cash	$1,502	$2,681
Trade receivables, net	9,109	11,901
Inventories, net	36,835	38,558
Income taxes receivable	161	235
Prepaid expenses and other current assets	1,964	2,377
Debtor in possession assets	2,688	—
Total current assets	52,259	55,752
Property and equipment, net	22,101	22,596
Right of use asset - operating leases	18,684	—
Deposits and other assets	50	90
Deferred taxes	4,743	4,869
Intangible assets, net	1,397	2,199
Goodwill	36,947	36,947
Total assets	$136,181	$122,453
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$5,783	$14,144
Accrued liabilities	5,129	12,984
Lease obligation short term - operating leases	7,359	—
Current portion of long-term debt	15,989	7,897
Debtor in possession liabilities	13,568	–
Total current liabilities	47,828	35,025
Long-term debt, net of current portion	35,270	47,819
Lease obligation long term - operating leases	12,520	—
Notes payable related parties, net of current portion	4,826	4,826
Other non-current obligations	1,112	654
Total liabilities	101,556	88,324
Commitments and contingencies
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at December 31, 2019 and September 30, 2019	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 and 77,840 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,784,310 and 1,826,009 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	2	2
Paid in capital	64,219	63,924
Treasury stock common 303,876 shares as of December 31, 2019 and 262,177 shares as of September 30, 2019	(2,781)	(2,438)
Treasury stock Series E preferred 80,000 shares as of December 31, 2019 and 50,000 shares as of September 30, 2019	(7)	(4)
Accumulated deficit	(26,808)	(27,355)
Total stockholders' equity	34,625	34,129
Total liabilities and stockholders' equity	$136,181	$122,453

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share)

	Three Months Ended December 31,
	2019	2018
Revenues	$42,001	$53,196
Cost of revenues	25,375	33,859
Gross profit	16,626	19,337

Operating expenses:
General and administrative expenses	10,809	12,901
Sales and marketing expenses	2,330	4,346
Total operating expenses	13,139	17,247
Operating income	3,487	2,090
Other (expense) income:
Interest expense, net	(1,357)	(1,653)
Impairment charges	(1,207)	—
Other income (expense)	(181)	1,660
Total other (expense) income, net	(2,745)	7
Income before provision for income taxes	742	2,097
Provision for income taxes	195	567
Net income	$547	$1,530

Dividends declared - series B convertible preferred stock	$—	$—
Dividends declared - series E convertible preferred stock	$—	$—
Dividends declared - common stock	$—	$—

Earnings per share:
Basic	$0.30	$0.79
Diluted	$0.15	$0.41

Weighted average common shares outstanding:
Basic	1,806,746	1,945,247
Diluted	3,540,953	3,696,030

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Three Months Ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$547	$1,530
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,085	1,482
Amortization of right-of-use assets	327	—
Impairment charges	1,207	—
Gain or loss on disposal of property and equipment	47	(1,507)
Amortization of debt issuance cost	108	97
Stock based compensation expense	29	47
Warrant extension fair value adjustment	266	—
Change in deferred rent	370	12
Change in reserve for uncollectible accounts	415	67
Change in reserve for obsolete inventory	(170)	18
Change in deferred income taxes	126	527
Change in other	103	169
Changes in assets and liabilities:
Trade receivables	1,929	2,838
Inventories	439	3,993
Income taxes receivable	74	24
Prepaid expenses and other current assets	290	133
Deposits and other assets	9	15
Accounts payable	(2,182)	(2,090)
Accrued liabilities	(2,020)	894
Net cash provided by operating activities	2,999	8,249

INVESTING ACTIVITIES:
Purchase of intangible assets	(4)	(46)
Proceeds from the sale of property and equipment	—	4,377
Purchase of property and equipment	(641)	(496)
Net cash provided by (used in) investing activities	(645)	3,835

FINANCING ACTIVITIES:
Net borrowings (payments) under revolver loans	(972)	(7,347)
Purchase of series E preferred treasury stock	(3)	—
Purchase of common treasury stock	(343)	(19)
Debtor in possession - cash	(173)
Payments on notes payable	(2,042)	(3,258)
Net cash used in financing activities	(3,533)	(10,624)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,179)	1,460
CASH AND CASH EQUIVALENTS, beginning of period	2,681	2,742
CASH AND CASH EQUIVALENTS, end of period	$1,502	$4,202

Supplemental cash flow disclosures:
Interest paid	$1,187	$1,457
Income taxes paid (refunded)	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2019	214,244	$—	77,840	$—	1,826,009	$2	$63,924	$(4)	$(2,438)	$(27,355)	$34,129
Stock based compensation	—	—	—	—	—	—	29	—	—	—	29
Warrant extension fair value adjustment	—	—	—	—	—	—	266	—	—	—	266
Purchase of common treasury stock	—	—	—	—	(41,699)	—	—	—	(343)	—	(343)
Purchase of Series E preferred stock	—	—	(30,000)	—	—	—	—	(3)	—	—	(3)
Net income	—	—	—	—	—	—	—	—	—	547	547
Balance, December 31, 2019	214,244	$—	47,840	$—	1,784,310	$2	$64,219	$(7)	$(2,781)	$(26,808)	$34,625

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2018	214,244	$—	77,840	$—	1,945,247	$2	$63,654	$(4)	$(1,550)	$(22,654)	$39,448
Stock based compensation	—	—	—	—	—	—	47	—	—	—	47
Purchase of common treasury stock	—	—	—	—	(2,819)	—	—	—	(19)	—	(19)
Net income	—	—	—	—	—	—	—	—	—	1,530	1,530
Balance, December 31, 2018	214,244	$—	77,840	$—	1,942,428	$2	$63,701	$(4)	$(1,569)	$(21,124)	$41,006

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(dollars in thousands, except per share)

Note 1:	Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium sized business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The Company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments: Manufacturing, Retail, and Online and Services. With Marquis Industries, Inc. (“Marquis”), the Company is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. With Vintage Stock, Inc. (“Vintage Stock”), the Company is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components. With ApplianceSmart, Inc. (“ApplianceSmart”), the Company is engaged in the sale of new major appliances through a retail store in Columbus, Ohio.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three months ended December 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2020. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2019 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2020 (the “2019 10-K”).

Note 2:	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position, results of operations and cash flows for Live Ventures and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation

Use of Estimates

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices are available (Level 2 inputs). The carrying amounts of long-term debt at December 31, 2019 and September 30, 2019 approximate fair value.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At December 31, 2019 and September 30, 2019, the allowance for doubtful accounts was $521 and $936, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis or “FIFO”) or net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At December 31, 2019 and September 30, 2019, the reserve for obsolete inventory was $92.

Retail and Online Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis or “FIFO”) or net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. Merchandise inventory reserves as of December 31, 2019 and September 30, 2019 were $328 and $590, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are 3 to 40 years, transportation equipment is 5 to 10 years, machinery and equipment are 5 to 10 years, furnishings and fixtures are 3 to 5 years and office and computer equipment are 3 to 5 years. Depreciation expense was $915 and $1,128 for the three months ended December 31, 2019 and 2018, respectively.

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

There was no goodwill impairment for the three months ended December 31, 2019 or 2018.

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years, customer lists – 20 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determined lives may be adjusted. Intangible amortization expense is $170 and $353 for the three months ended December 31, 2019 and 2018, respectively.

Revenue Recognition

General

The Company accounts for its sales revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). Topic 606 provides a five-step revenue recognition model that is applied to the Company’s customer contracts. Under this model we (i) identify the contract with the customer, (ii) identify our performance obligations in the contract, (iii) determine the transaction price for the contract, (iv) allocate the transaction price to our performance obligations, and (v) recognize revenue when or as we satisfy our performance obligations.

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

We sell certain extended service arrangements separately from the sale of products. During 2019, the Company became the principal for certain extended service arrangements. Revenue related to these arrangements is recognized ratably over the contract term. The warranty reserve of $210 and $292 is included in accrued liabilities on the consolidated balance sheet at December 31, 2019 and September 30, 2019, respectively.

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

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws for the three months ended December 31, 2019 and 2018, was $8 and $14, respectively.

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

For contracts entered into on or after October 1, 2019, we assess at contract inception whether the contract is, or contains, a lease. Generally, we determine that a lease exists when (i) the contract involves the use of a distinct identified asset, (ii) we obtain the right to substantially all economic benefits from use of the asset and (iii) we have the right to direct the use of the asset. In general, all of our leases are operating leases.

At the lease commencement date, we recognize a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of 12 months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any prepayments to the lessor and initial direct costs such as brokerage commissions, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using an estimate of our incremental borrowing rate for a collateralized loan with the same term as the underlying lease. The incremental borrowing rates used for the initial measurement of lease liabilities as of October 1, 2019 were based on the original lease terms.

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the noncancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of our real estate lease agreements require payments for non-lease costs such as utilities and common area maintenance. We have elected an accounting policy, as permitted by ASC 842, not to account for such payments separately from the related lease payments. Our policy election results in a higher initial measurement of lease liabilities when such non-lease payments are fixed amounts. Certain of our real estate lease agreements require variable lease payments that do not depend on an underlying index or rate, such as sales and value-added taxes and our proportionate share of actual property taxes, insurance and utilities. Such payments and changes in payments based on a rate or index are recognized in operating expenses when incurred.

Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. The lease payments are allocated between a reduction of the lease liability and interest expense. Amortization of the right-of-use asset for operating leases reflects amortization of the lease liability, any differences between straight-line expense and related lease payments during the accounting period, and any impairments

We adopted Accounting Standard Update (“ASU”) No. 2016-02 - Leases (Topic 842), as amended, or Accounting Standard Codification (“ASC 842”), as of October 1, 2019. The primary impact of ASC 842 on our consolidated financial statements is the recognition of right-of-use assets and related liabilities on our consolidated balance sheet for operating leases where we are the lessee. We elected to apply the requirements of the new standard on October 1, 2019 and we have not restated our consolidated financial statements for prior periods. Our adoption of ASC 842 did not have a material impact on the results of our operations or on our cash flows for the period presented.

We elected certain practical expedients under our transition method, including elections to not reassess (i) whether a contract is or contains a lease and (ii) the classification of existing leases. We also elected not to apply hindsight in determining whether optional renewal periods should be included in the lease term, which in some instances may impact the initial measurement of the lease liability and the calculation of straight-line expense over the lease term for operating leases. As a result of our transition elections, there was no change in our recognition of expense for leases that commenced prior to October 1, 2019.

Stock-Based Compensation

The Company from time to time grants stock options to employees, non-employees, and Company executives and directors. Such awards are valued based on the grant date fair-value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the vesting period.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has three reportable segments. The Company determined it has three reportable segments (See Note 15).

Concentration of Credit Risk

The Company maintains cash balances in bank accounts in each state the Company has business operations. Accounts are insured by the Federal Deposit Insurance Corporation up to $250  per institution. At times, balances may exceed federally insured limits.

Note 3:	Leases

We adopted ASU No. 2016-02, Leases (Topic 842) on October 1, 2019, the beginning of our fiscal year. The Company adopted the new standard prospectively and elected certain practical expedients permitted under the new standard’s transition guidance. This allows the Company to carry forward the historical lease classification and to not reassess the lease term for leases in existence as of the adoption date and to carry forward our historical accounting treatment for land easements on agreements existing on the adoption date. The Company also made policy elections for certain classes of underlying assets to not separate lease and non-lease components in a contract as permitted under the new standard.

We lease retail stores, warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2029 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases percentage rent and require us to pay all insurance, taxes and other maintenance costs. As a result, we recognize assets and liabilities for all leases with lease terms greater than 12 months. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s blended incremental borrowing rate based on information available at lease commencement. In considering the lease asset value, the company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. See the Note 2 on Lease Accounting.

The weighted average remaining lease term is 2.5 years.  Our weighted average discount rate is 10.3%.  Total cash payments for the three months ended December 31, 2019 was $1,972. We did not enter into any new leases during the three months ended December 31, 2019.

The following table details our right of use assets and lease liabilities as of December 31, 2019:

December 31, 2019
Right of use asset - operating leases	$18,684
Operating lease liabilities:
Current	7,359
Long term	12,520

Total present value of future lease payments as of December 31, 2019:

Twelve months ended December 31,
2020	$7,359
2021	5,064
2022	3,267
2023	2,026
2024	1,132
Thereafter	2,193
Total	21,041
Less implied interest	(1,162)
Present value of payments	$19,879

During the three months ended, the Company incurred $1,207 of impairment charges related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases.  These locations physically closed during the three months ended March 31, 2020.

Note 4:	Balance Sheet Detail Information

	December 31, 2019	September 30, 2019
Trade receivables, current, net:
Accounts receivable, current	$9,434	$12,641
Less: Reserve for doubtful accounts	(325)	(740)
	$9,109	$11,901
Trade receivables , long term, net:
Accounts receivable, long term	$196	$196
Less: Reserve for doubtful accounts	(196)	(196)
	$—	$—
Total trade receivables, net:
Gross trade receivables	$9,630	$12,837
Less: Reserve for doubtful accounts	(521)	(936)
	$9,109	$11,901
Inventory, net
Raw materials	$7,227	$7,431
Work in progress	2,895	2,141
Finished goods	7,190	6,785
Merchandise	19,943	22,883
	37,255	39,240
Less: Inventory reserves	(420)	(682)
	$36,835	$38,558
Property and equipment, net:
Building and improvements	$10,557	$10,827
Transportation equipment	82	82
Machinery and equipment	20,299	20,035
Furnishings and fixtures	2,741	2,741
Office, computer equipment and other	2,651	2,544
	36,330	36,229
Less: Accumulated depreciation	(14,229)	(13,633)
	$22,101	$22,596
Intangible assets, net:
Domain name and marketing related intangibles	$90	$90
Lease intangibles	—	1,033
Customer relationship intangibles	2,689	2,689
Purchased software	120	808
	2,899	4,620
Less: Accumulated amortization	(1,502)	(2,421)
	$1,397	$2,199
Accrued liabilities:
Compensation and benefits	$1,349	$3,316
Accrued sales and use taxes	649	1,176
Accrued property and other taxes	43	191
Accrued rent	563	604
Accrued gift card and escheatment liability	1,526	1,461
Accrued interest payable	180	181
Accrued accounts payable and bank overdrafts	271	591
Accrued professional fees	312	4,660
Customer deposits	78	240
Accrued expenses - other	158	564
	$5,129	$12,984

Note 5:	Intangibles

The Company’s intangible assets consist of customer relationship intangibles, licenses for the use of internet domain names, URL’s, software, and marketing and technology related intangibles.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances as of December 31, 2019:

2020	$441
2021	387
2022	207
2023	172
2024	29
Thereafter	161
$1,397

Note 6:	Long Term Debt

Bank of America Revolver Loan

On July 6, 2015 (amended January 31, 2020), Marquis entered into a $15,000  (as of January 31, 2020: $25,000) revolving credit agreement with Bank of America Corporation (“BofA Revolver”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation.

Payment obligations under the BofA Revolver include monthly payments of interest and all outstanding principal and accrued interest thereon due in July 2020 (as of January 31, 2020: January 2025), which is when the BofA Revolver loan agreement terminates. The BofA Revolver is recorded as a currently liability due to a lockbox requirement, and a subjective acceleration clause as part of the agreement.

Capitalized terms in this Note 6: Long Term Debt, under the caption “Bank of America Revolver Loan” have the meanings ascribed to them in the revolving credit agreement governing the BofA Revolver.

For purposes of clarity, the advance rate for inventory is 55.5% for raw materials, 0% for work-in-process, and 70% for finished goods subject to eligibility, special reserves and advance limit of the lessor of $12,500 or 65% of the value of eligible inventory. Letters of credit reduce the amount available to borrow under the BofA Revolver by an amount equal to the face value of the letters of credit.

Distributions by Holdings to holders of its equity Interests so long as the following conditions are satisfied with respect to each such Distribution: (a) no Default or Event of Default has occurred or would result from such Distribution, (b) Lender has received the financial statements required under Section 10.1.2 (a)(ii), (c) Lender has received evidence that after giving effect to consummation of such Distribution, Borrowers shall maintain a Fixed Charge Coverage Ratio of at least 1.1 to 1.0 on a pro forma basis, measured as of the most recently ended month for which Obligors have delivered the financial statements required under Section 10.1.2(a) or (b), as the case may be, for the twelve month period then ended, (d) Availability on each day during the 60 day period immediately preceding such Distribution calculated on a pro forma basis assuming such Distribution occurred on the first day of such period (including any Loans made hereunder to finance such Distribution) shall be greater than or equal to $4,000 (as of January 31, 2020: $5,000), and (e) Availability, on the date of such Distribution, immediately after giving pro forma effect to the consummation of such Distribution (including any Loans made hereunder to finance such Distribution) shall be greater than or equal to$4,000 (as of January 31 2020: $5,000).

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

The BofA Revolver Loan bears interest at a variable rate based on a base rate plus a margin. The current base rate is the greater of (i) Bank of America prime rate, (ii) the current federal funds rate plus 0.50%, or (iii) 30-day LIBOR plus 1.00% plus the margin, which varies, depending on the fixed coverage ratio table below. Levels I – V determine the interest rate to be charged Marquis which is based on the fixed charge coverage ratio achieved. The Level V interest rate is adjusted up or down on a quarterly basis going forward based upon the above fixed coverage ratio achieved by Marquis.

Level	Fixed Charge Coverage Ratio	Base Rate Revolver	LIBOR Revolver
I	<1.20 to 1.00	1.25%	2.25%
II	>1.20 to 1.00 but <1.50 to 1.00	1.00%	2.00%
III	>1.50 to 1.00 but <1.75 to 1.00	0.75%	1.75%
IV	>1.75 to 1.00 but >2.00 to 1.00	0.50%	1.50%
V	>2.00 to 1.00	0.25%	1.25%

The following tables summarize the BofA Revolver for the three months ended December 31, 2019 and 2018 and as of December 31, 2019 and September 30, 2019:

	During the three months ended December 31,
	2019	2018
Cumulative borrowing during the period	$24,344	$22,723
Cumulative repayment during the period	23,817	28,013
Maximum borrowed during the period	2,083	8,071
Weighted average interest for the period	3.66%	4.27%

	December 31, 2019	September 30, 2019
Total availability	$14,387	$14,914
Total outstanding	541	13

Real Estate Transaction

On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000, which consisted of $644 from the sale of the land and a note payable of $9,356. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60 with an annual increase of 17%. The note payable bears interest at 9.25% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains un-paid. At the end of five years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred $458 in transaction costs that are being recognized as a debt issuance cost that is being amortized and recorded as interest expense over the term of the note payable.

Kingston Diversified Holdings LLC Agreement ($2 Million Line of Credit)

On December 21, 2016, the Company and Kingston Diversified Holdings LLC (“Kingston”) entered into an agreement (the “December 21 Agreement”) modifying its then existing agreement between the parties to extend the maturity date of notes issued by Kingston to the Company (the “Kingston Notes”) by twelve months for 55,888 shares of the Company’s Series B Convertible Preferred Stock with a value on September 15, 2016 of $2,800, as a compromise between the parties in respect of certain of their respective rights and duties under the agreement. The December 21 Agreement has a maximum principal amount of $2,000, and eliminates any and all actual, contingent, or other obligations of the Company to issue to Kingston any shares of the Company’s common stock, or to grant any rights, warrants, options, or other derivatives that are exercisable or convertible into shares of the Company’s common stock.

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares of Series B Preferred Stock or any shares into which they may be converted or from which they may be exchanged. As of December 31, 2019, and September 30, 2019, the Company had no borrowings on the Kingston line of credit.

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

Borrowing availability under the TCB Revolver is limited to a borrowing base which allows Vintage Stock to borrow up to 90% of the appraisal value of the inventory, plus 85% of eligible receivables, net of certain reserves. The borrowing base provides for borrowing up to 90% of the appraisal value during the fiscal months of January through September and 92.5% appraisal value during the fiscal months of October through December. Letters of credit reduce the amount available to borrow under the TCB Revolver by an amount equal to the face value of the letters of credit.

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

The following tables summarize the TCB Revolver for the three months ended December 31, 2019 and 2018 and as of December 31, 2019 and September 30, 2019:

	During the three months ended December 31,
	2019	2018
Cumulative borrowing during the period	$18,626	$19,320
Cumulative repayment during the period	19,709	21,376
Maximum borrowed during the period	11,798	16,078
Weighted average interest for the period	4.13%	4.50%

	December 31, 2019	September 30, 2019
Total availability	$2,493	$1,410
Total outstanding	9,507	10,590

See Note 16 for a complete discussion regarding subsequent amendments to the TCB Revolver.

Sellers Subordinated Acquisition Note

In connection with the purchase of Vintage Stock, on November 3, 2016, VSAH and Vintage Stock entered into a seller financed mezzanine loan in the amount of $10,000 with the previous owners of Vintage Stock. The Sellers Subordinated Acquisition Note bears interest at 8% per annum, with interest payable monthly in arrears. The Sellers Subordinated Acquisition Note, as amended, has a maturity date of September 23, 2023.

Crossroads Revolver

On March 15, 2019, ApplianceSmart, Inc. (the “Borrower”), entered into a Loan and Security Agreement (the “Crossroads Revolver”) with Crossroads Financing, LLC (“Crossroads”), providing for a $4,000 revolving credit facility, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the lower of (i) up to 75% of inventory cost or (ii) up to 85% of net orderly liquidation value, in each case as further described in the Loan Agreement.

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

Advances under the Crossroads Revolver are guaranteed by Parent and ApplianceSmart Contracting, Inc., a wholly-owned subsidiary of Parent. In addition, certain executive officers of the Borrower have agreed to provide validity guarantees. Advances under the Crossroads Revolver are secured by a pledge of substantially all of the assets of the Borrower. On March 3, 2020, the Company executed a guaranty agreement to Crossroads to induce Crossroads to continue to extend financial accommodations and consent to use of cash collateral to ApplianceSmart.  The amount of the guaranty is $1,200.  The guaranty terminates at such time as ApplianceSmart has paid in full all amounts owed by it to Crossroads.  The Company expects the guaranty to continue in effect until August 2021.

The Crossroads Revolver contains representations and warranties, events of default, affirmative and negative covenants and indemnities customary for loans of this nature. As of December 31, 2019, and September 30, 2019, the Crossroads Revolver had a balance outstanding of $1,565 and $1,981, respectively.  The December 31, 2019 balance outstanding is included in Debtor in possession liabilities on the consolidated balance sheet. In connection with the Crossroads Revolver, ApplianceSmart incurred $118 in transaction costs that are being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Crossroads Revolver.

Comvest Term Loan

On June 7, 2018, (amended on September 9, 2019), Vintage Stock Affiliated Holdings LLC (“Holdings”) and Vintage Stock, Inc. (the “Borrower”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among Borrower, Holdings, the lenders party thereto and Comvest Capital IV, L.P. (“Comvest”), as agent. The Credit Agreement provides for a $24,000 secured term loan (the “Term Loan”). The proceeds of the Term Loan, together with a cash equity contribution of approximately $4,000 from the Company to the Borrower, were and are being used by the Borrower (i) to refinance and terminate the Borrower’s credit facility (the “Prior Credit Facility”) with Capitala Private Credit Fund and certain of its affiliates, as lenders, and Wilmington Trust National Association (the “Term Loan Administrative Agent”), as agent, (ii) to pay transaction costs, and (iii) for the Borrower’s working capital and other general corporate purposes. In connection with the closing of the refinancing transaction with Comvest, all defaults under the Prior Credit Facility were extinguished.

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

The Term Loan matures on May 26, 2023 and is subject to amortization of 12.5% (decreasing to 10% upon the Borrower’s senior leverage ratio being less than 1.5 times the Borrower’s EBITDA (as defined in the Credit Agreement)) of principal per annum payable in equal quarterly instalments due on March 31, June 30, September 30, and December 31 of each year, with the first such payment due on June 30, 2018; plus, to the extent the Borrower generates excess cash flow (as defined in the Credit Agreement), a percent of such excess cash flow (ranging from 50% to 100%), all in accordance with the terms of the Credit Agreement.

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

The Term Loans place certain restrictions and covenants on Vintage Stock, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions and incurrence of additional indebtedness for Vintage Stock. Vintage Stock is required to maintain a minimum of $11,500 of EBITDA on a trailing twelve months basis. So long as the Senior leverage ratio is greater than 2.0 to 1.0, Vintage Stock is required to spend no more than $2,000 in fiscal year 2020, $1,750 in fiscal year 2021, and $1,500 in fiscal years 2022 and thereafter. At all times that the senior leverage ratio is greater than or equal to 1.50:1.00, Vintage Stock cannot have the same store sales percentage to be less than or equal to a negative 5.5 percent as of the last day of any fiscal quarter. Vintage Stock may only open three new retail locations within a twelve-month period so long as the senior leverage ratio is 2.00:1.00 or more. If the senior leverage ratio is less than 2.00:1.00 and is compliant with the loan covenants, Vintage Stock may only open more than five new retail locations within a twelve-month period.

Vintage Stock is required to maintain a declining maximum senior leverage ratio on a trailing twelve-month basis as follows:

December 31, 2018	2.65 : 1.00
March 31, 2019	2.60 : 1.00
June 30, 2019	2.40 : 1.00
September 30, 2019	2.40 : 1.00
December 31, 2019	2.40 : 1.00
March 31, 2020	2.20 : 1.00
June 30, 2020	2.10 : 1.00
September 30, 2020	2.05 : 1.00
December 31, 2020	1.85 : 1.00
March 31, 2021	1.60 : 1.00
June 30, 2021 and thereafter	1.55 : 1.00

Vintage Stock is required to maintain on a trailing twelve-month basis a minimum fixed charge ratio of no less than the following:

June 30, 2018	1.30 : 1.00
September 30, 2018	1.30 : 1.00
December 31, 2018	1.30 : 1.00
March 31, 2019	1.10 : 1.00
June 30, 2019	1.30 : 1.00
September 30, 2019	1.30 : 1.00
December 31, 2019	1.30 : 1.00
March 31, 2020 and thereafter	1.40 : 1.00

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

See Note 16 for a complete discussion regarding subsequent amendments to the Comvest Term Loan.

Loan Covenant Compliance

We were in compliance as of December 31, 2019 with all covenants under our existing revolving and other loan agreements, with the exception of covenants related to the Crossroads Revolver.

Long-term debt as of December 31, 2019 and September 30, 2019 consisted of the following:

	December 31, 2019	September 30, 2019
Bank of America Revolver Loan	$541	$13
Texas Capital Bank Revolver Loan	9,507	10,590
Note Payable Comvest Term Loan	13,909	15,412
Note Payable to the Sellers of Vintage Stock	10,000	10,000
Crossroads Financial Revolver Loan	—	1,981
Note #1 Payable to Banc of America Leasing & Capital LLC	1,853	2,057
Note #3 Payable to Banc of America Leasing & Capital LLC	2,252	2,379
Note #4 Payable to Banc of America Leasing & Capital LLC	692	731
Note #5 Payable to Banc of America Leasing & Capital LLC	2,936	3,065
Note #6 Payable to Banc of America Leasing & Capital LLC	859	891
Note Payable to Store Capital Acquisitions, LLC	9,266	9,274
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	207	207
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500	500
Total notes payable	52,522	57,100
Less unamortized debt issuance costs	(1,263)	(1,384)
Net amount	51,259	55,716
Less current portion	(15,989)	(7,897)
Long-term portion	$35,270	$47,819

Future maturities of long-term debt at December 31, 2019, are as follows which does not include related party debt separately stated:

Twelve months ending December 31,
2020	$15,989
2021	5,831
2022	4,862
2023	15,800
2024	966
Thereafter	9,074
Total	$52,522

Note 7:	Notes Payable, Related Parties

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

On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of December 31, 2019, and September 30, 2018, there was $2,826 principal outstanding on the ApplianceSmart Note.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller.

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. See Note 13 for a complete discussion.

Isaac Capital Fund Note

In connection with the acquisition of Marquis by the Company, the Company entered into a mezzanine loan in the amount of up to $7,000 with Isaac Capital Fund (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. The ICF mezzanine loan bears interest at 12.5% per annum with payment obligations of interest each month and all principal due in May 2025. As of December 31, 2019, and September 30, 2019, there was $2,000 outstanding on this mezzanine loan.

Notes payable, related parties as of December 31, 2019 and September 30, 2019 consisted of the following:

	December 31, 2019	September 30, 2019
JanOne Inc	$2,826	$2,826
Isaac Capital Fund	2,000	2,000
Total notes payable - related parties	4,826	4,826
Less current portion	—	—
Long-term portion	$4,826	$4,826

Future maturities of notes payable, related parties at December 31, 2019 are as follows:

Twelve months ending December 31,
2020	$—
2021	2,826
2022	—
2023	—
2024	—
Thereafter	2,000
Total	$4,826

Note 8:	Stockholders’ Equity

Series E Convertible Preferred Stock

As of December 31, 2019, and September 30, 2019, there were 47,840 and 77,840 shares outstanding of Series a Preferred Stock, respectively. During the three months ended December 31, 2019, the Company repurchased 30,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $3.

Treasury Stock

For the three months ended December 31, 2019 and 2018, the Company purchased 41,699 and 2,819 shares of its common stock on the open market (treasury shares for $343 and $19, respectively).

Note 9:	Warrants

The warrants listed below expire at various timeframes over the next two years.  However, Company and ICG entered into an agreement whereby if the warrants are not exercised on or before the applicable expiration date, the applicable expiration date is deemed automatically extended for successive two year periods, immediately prior to such expiration. During the three months ended December 31, 2019, the Company recorded a fair value adjustment of $266 related to the extension of warrants that expired during this period.  There was no such adjustment during the three months ended December 31, 2018.

The following table summarizes information about the Company’s warrants at December 31, 2019 and September 30, 2019, respectively:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding and Exercisable at September 30, 2019	118,029	$20.80	0.53	$—
Outstanding and Exercisable at December 31, 2019	118,029	$20.80	0.66	$—

The warrants may be exchanged for shares of common stock at a ratio of one share of Series B Preferred Stock into five common shares. The following table provides information assuming the warrants are exercised and exchanged for common shares:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding and Exercisable at September 30, 2019	590,147	$4.16	0.53	$2,602
Outstanding and Exercisable at December 31, 2019	590,147	$4.16	0.66	$2,260

The exercise price for the Series B Convertible Preferred Stock warrants outstanding and exercisable at December 31, 2019 and September 30, 2019, are as follows:

Series B Convertible Preferred
Outstanding		Exercisable
Number of Warrants	Exercise Price	Number of Warrants	Exercise Price
54,396	$16.60	54,396	$16.60
17,857	16.80	17,857	16.80
12,383	24.30	12,383	24.30
33,393	28.50	33,393	28.50
118,029		118,029

Note 10:	Stock-Based Compensation

Our 2014 Omnibus Equity Incentive Plan (the “2014 Plan”) authorizes the issuance of distribution equivalent rights, incentive stock options, non-qualified stock options, performance stock, performance units, restricted ordinary shares, restricted stock units, stock appreciation rights, tandem stock appreciation rights and unrestricted ordinary shares to our directors, officer, employees, consultants and advisors. The Company has reserved up to 300,000 shares of common stock for issuance under the 2014 Plan.

From time to time, the Company grants stock options to directors, officers, and employees. These awards are valued at the grant date by determining the fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

The following table summarizes stock option activity for the twelve months ended September 30, 2019 and the three months ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2018	231,668	$14.84	3.04	$163
Forfeited	(31,250)
Outstanding at September 30, 2019	200,418	$16.37	2.40	$27
Exercisable at September 30, 2019	164,084	$13.92	1.44	$27

Outstanding at December 31, 2019	200,418	$16.37	2.20	$12
Exercisable at December 31, 2019	172,251	$13.40	1.28	$12

The Company recognized compensation expense of $29 and $47 during the three months ended December 31, 2019 and 2018, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures.

At December 31, 2019, the Company has $116 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as compensation expense through October of 2022.

The exercise price for stock options outstanding and exercisable outstanding at December 31, 2019 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price ($)	Number of Options	Exercise Price ($)
25,000	7.50	25,000	7.50
31,250	10.00	31,250	10.00
16,668	10.86	12,501	10.86
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
75,000	15.18	75,000	15.18
8,000	23.41	8,000	23.41
8,000	27.60	8,000	27.60
8,000	31.74	—	—
8,000	36.50	—	—
8,000	41.98	—	—
200,418		172,251

The following table summarizes information about the Company’s non-vested shares outstanding as of December 31, 2019 and September 30, 2019:

Non-vested Shares	Number of Shares	Average Grant-Date Fair Value
Non-vested at September 30, 2019	36,334	$26.76
Vested	(8,167)	$12.79
Non-vested at December 31, 2019	28,167	$32.91

Note 11:	Earnings Per Share

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

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended December 31,
	2019	2018
Basic
Net income	$547	$1,530
Less: preferred stock dividends	—	—
Net income applicable to common stock	$547	$1,530

Weighted average common shares outstanding	1,806,746	1,945,247
Basic earnings per share	$0.30	$0.79

Diluted
Net income applicable to common stock	$547	$1,530
Add: preferred stock dividends	—	—
Net income applicable for diluted earnings per share	$547	$1,530

Weighted average common shares outstanding	1,806,746	1,945,247
Add: Options	25,000	11,576
Add: Series B Preferred Stock	1,071,220	1,071,220
Add: Series B Preferred Stock Warrants	590,147	590,147
Add: Series E Preferred Stock	47,840	77,840
Assumed weighted average common shares outstanding	3,540,953	3,696,030
Diluted earnings per share	$0.15	$0.41

There are 175,418 and 200,418 common stock options that are anti-dilutive that are not included in the three months ended December 31, 2019 and 2018, diluted earnings per share computations, respectively.

Note 12:	Related Party Transactions

In connection with its purchase of Marquis, Marquis entered into a mezzanine loan in the amount of up to $7,000 with ICF. The ICF mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in May 2025. As of December 31, 2019, and September 30, 2019, respectively, there was $2,000 outstanding on this mezzanine loan. During the three months ended December 31, 2019 and 2018, the Company recognized total interest expense of $64, associated with the ICF notes.

Customer Connexx LLC, a wholly-owned subsidiary of JanOne Inc. (“JanOne”), rents approximately 9,879 square feet of office space from the Company at its Las Vegas office which totals 11,100 square feet. JanOne paid the Company $45 and $45 in rent and other reimbursed expenses for the three months ended December 31, 2019 and 2018, respectively. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, Chief Financial Officer of the Company, are Chief Executive Officer and Board of Directors member, and Chief Financial Officer of JanOne, respectively.

The warrants, discussed in Note 9, expire at various timeframes over the next two years.  However, Company and ICG entered into an agreement whereby if the warrants are not exercised on or before the applicable expiration date, the applicable expiration date is deemed automatically extended for successive two year periods immediately prior to such expiration.

On December 30, 2017, ASH, a wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement with JanOne and ApplianceSmart, a subsidiary of JanOne.  Pursuant to the Agreement, the Purchaser purchased from JanOne all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6,500. Effective April 1, 2018, ASH issued an interest-bearing promissory note, with interest at 5% per annum, with a three-year term in the original amount of $3,919 for the balance of the purchase price.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller. At December 31, 2019 and September 30, 2019, respectively, there was $2,826 outstanding on this ApplianceSmart Note.  On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code.

In connection with the acquisition of Vintage Stock on November 3, 2016, as amended, Rodney Spriggs, President of Vintage Stock, holds a 41% interest in the $10,000 Seller Subordinated Acquisition Note payable by VSAH. The terms of payment are interest only, payable monthly on the 1st of each month, until maturity on September 23, 2023. Interest paid to Mr. Spriggs for the three months ended December 31, 2019 and 2018, was $84. Interest unpaid and accrued as of December 31, 2019 and September 30, 2019 is $27.

Also see Notes 6 and 7.

Note 13:	Commitments and Contingencies

Litigation

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

On November 1, 2019, OIRE Minnesota, L.L.C. filed suit against ApplianceSmart in the Hennepin Court alleging, among other things, breach of contract and seeking damages in excess of $60.  This matter was subsequently settled for an aggregate of $20 on February 18, 2020 in exchange for full mutual releases.

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

On July 22, 2019, Trustee Main/270, LLC (the “Reynoldsburg Landlord”) filed a lawsuit against ApplianceSmart and JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.) (“JanOne”) in the Franklin County Common Pleas Court in Columbus, Ohio, alleging, with respect to ApplianceSmart, default under a lease agreement and, with respect to JanOne, guaranty of lease. The complaint sought damages of $1,530 attorney fees, and other charges.  On or about September 27, 2019, the parties entered into a second lease modification agreement and ratification of agreement (the “Second Lease Modification Agreement”) whereby the Reynoldsburg Landlord restored ApplianceSmart’s access to the property.  Pursuant to the terms of the Second Lease Modification Agreement, in exchange for such restored access, ApplianceSmart paid the Reynoldsburg Landlord $141 in partial satisfaction of past due rent and costs and the Reynoldsburg Landlord agreed to dismiss the lawsuit with prejudice.  In addition, the Reynoldsburg Landlord agreed to reduced minimum annual rent for the remainder of the erm and waived the rent due for October 2019, December 2019, and January 2020.  In addition, JanOne ratified its guaranty under the lease.

On August 29, 2019, Martin Drive, LLC filed suit against ApplianceSmart in the Hennepin Court, alleging, among other things, breach of contract and failure to pay rent under the terms of a lease agreement.  The plaintiff was awarded a default judgment in the aggregate amount of $265.  This matter has been stayed as a result of the Chapter 11 Case.

On August 27, 2019, CH Robinson Worldwide, Inc. served a lawsuit against ApplianceSmart in the District Court for the State of Minnesota, County of Carver, alleging, among other things, breach of contract and seeking damages in excess of $140.  This matter has been stayed as a result of the Chapter 11 Case..

On June 19, 2019, Graceland Retail 2017 LLC filed suit against ApplianceSmart in the Court of Common Pleas in Franklin County, Ohio, alleging, among other things, breach of contract and failure to pay rent under the terms of a lease agreement.  The plaintiff was seeking damages of approximately $940.  This matter has been stayed as a result of the Chapter 11 Case.

On May 29, 2019, Hopkins Mainstreet II, LLC (“Hopkins Mainstreet”) filed suit against ApplianceSmart, Inc. in the Hennepin Court alleging, among other things, breach of contract and failure to pay rent.  The Hennepin Court subsequently entered a default judgment in favor of Hopkins Mainstreet in the amount of $225, plus attorneys’ fees in the amount of $3, and costs and disbursements in the amount of $1.  This matter has been stayed as a result of the Chapter 11 Case. The Company and Hopkins Mainstreet reached a settlement agreement during March 2020 in the amount of $25.

Warranties

During 2019, the Company became the principal for certain extended warranties, as a result, warranty reserves are included in accrued liabilities in our consolidated balance sheet.  The following table summarizes the warranty reserve activity for the three months ended December 31, 2019:

Beginning balance, September 30, 2019	$292
Warranties issued/accrued	—
Warranty settlements	(82)
Ending balance, December 31, 2019	$210

Note 14:	Income Taxes

The income tax rate for the three months ended December 31, 2019 and 2018 were 26.2% and 27.0%, respectively. The effective income tax rate differs from the U.S. federal statuary rate primarily due to state taxes and certain non-deductible expenses. As of December 31, 2019, the Company had no uncertain tax positions. The Company is subject to taxation and files income tax returns in the U.S., and various state jurisdictions. The Company is subject to audit for U.S. purposes for the current and prior three years; and for state purposes the current and prior four years.

Note 15:	Segment Reporting

The Company operates in three segments which are characterized as: (1) Manufacturing, (2) Retail and Online, and (3) Services. The Manufacturing Segment consists of Marquis Industries, the Retail and Online segment consists of Vintage Stock and ApplianceSmart, and the Services segment consists of the directory services business.

The following tables summarize segment information for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019	2018
Revenues
Retail and Online	$21,488	$30,645
Manufacturing	20,367	22,382
Services	146	169
	$42,001	$53,196

Gross profit
Retail and Online	$11,120	$13,577
Manufacturing	5,368	5,601
Services	138	159
	$16,626	$19,337

Operating income (loss)
Retail and Online	$946	$(239)
Manufacturing	2,403	2,170
Services	138	159
	$3,487	$2,090

Depreciation and amortization
Retail and Online	$487	$788
Manufacturing	598	694
Services	—	—
	$1,085	$1,482

Interest expenses
Retail and Online	$967	$1,176
Manufacturing	390	477
Services	—	—
	$1,357	$1,653

Net income (loss) before provision for income taxes
Retail and Online	$(1,271)	$(1,273)
Manufacturing	1,875	3,211
Services	138	159
	$742	$2,097

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

The Company will continue to consolidate ApplianceSmart as ApplianceSmart remains under the control of management and not the Bankruptcy Court. ApplianceSmart maintains its ability to operate under the normal course of business throughout the bankruptcy proceedings. The Company will continue to evaluate any triggering events that indicate a loss of control that may result in deconsolidation.

Note 16:	Subsequent Events

Lonesome Oak Acquisition

On November 1, 2019, Marquis entered into a purchase agreement, as amended (as amended, the “LOTC Purchase Agreement”), to acquire the outstanding capital stock of Lonesome Oak Trading Co., Inc. (“Lonesome Oak”).  Pursuant to the LOTC Purchase Agreement, Marquis will acquire from the sole shareholder of Lonesome Oak (the “LOTC Shareholder”) all of the issued and outstanding shares of capital stock of Lonesome Oak for $2,000. In addition, following the closing of the transaction, Lonesome Oak will be leasing back from the LOTC Shareholder certain properties owned by affiliates of the LOTC Shareholder that will be used in Lonesome Oak’s operations. Marquis will hold back $1,450 of the purchase price (the “Holdback Amount”) to satisfy claims for indemnity arising out of breaches of certain representations, warranties, and covenants, and certain other enumerated items, if any. In connection with the closing of the transaction, the LOTC Shareholder will enter into an employment agreement with a five-year term and will serve as Lonesome Oak’s Executive Vice President pursuant to the terms thereof. The parties expect that the transaction will close within the Company’s second fiscal quarter, subject to customary closing conditions.  The LOTC Purchase Agreement contains customary representations, warranties, and covenants. Subject to certain exceptions, the LOTC Shareholder has agreed to indemnify Marquis for breaches of certain representations, warranties, and covenants, and certain other enumerated items, if any. Indemnification by the LOTC Shareholder for breaches of certain representations and warranties is generally limited to the Holdback Amount. The LOTC Purchase Agreement contains a three-year non-competition covenant and non-solicitation covenant that apply to the LOTC Shareholder. The transaction closed on January 31, 2020.

CornonaVirus

In March 2020, there was a global outbreak of COVID-19 (CoronaVirus) that has resulted in changes in global supply of certain products.  The pandemic is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and traffic within shopping centers, and, where applicable, malls, containing our stores.  As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine are continuing to increase, which has already affected, and may continue to affect, traffic to our stores. As of March 31, 2020, Vintage Stock has closed all of its retail locations in response to the crisis. Vintage expects to reopen its retail locations as soon as possible while maintaining compliance with government mandates. We are unable to predict when stores will reopen or if additional periods of store closures will be needed or mandated. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity, and cash flows, and may require significant actions in response, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of our products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Crossroads revolver

On March 3, 2020, the Company executed a guaranty agreement to Crossroads to induce Crossroads to continue to extend financial accommodations and consent to use of cash collateral to ApplianceSmart.  The amount of the guaranty is $1,200.  The guaranty terminates at such time as ApplianceSmart has paid in full all amounts owed by it to Crossroads.  The Company expects the guaranty to continue in effect until August 2021.

Equipment loan

During February 2020, Marquis entered into equipment loan #7 with BofA. Equipment loan #7 is $5,000, secured by equipment. The equipment loan #7 is due February 2027, payable in 83 monthly payments of $58 beginning March 24, 2020, with the final payment of $809, bearing interest at 3.2% per annum.

ApplianceSmart retail locations

During the three months ended March 31, 2020, ApplianceSmart closed two additional retail locations.  As of March 31, 2020, ApplianceSmart has one operating retail location in Columbus, Ohio.

Related party note

During April 2020, the Company entered into an unsecured revolving line of credit promissory note whereby the ICF agreed to provide the Company with a $1,000 revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023.

Comvest term loan

On April 9, 2020, Vintage Stock (the “Borrower”) entered into a Limited Waiver and Second Amendment (the “Limited Waiver and Second Amendment”) to Amended and Restated Credit Agreement (the “Credit Agreement”), Second Amendment to Amended and Restated Management Fee Subordination Agreement (the “Management Fee Subordination Agreement”) and First Amendment to Limited Guaranty (the “Guaranty”), with Comvest.

The Limited Waiver and Second Amendment, among other things (i) waives, and in certain instances conditionally waives, certain events of default that occurred under the Credit Agreement, (ii) confirms that the loan under the Credit Agreement will bear interest at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 8.75% for the calendar months May, June, July, and August 2020, and that the applicable margin will reset on September 1, 2020 and be based on the senior leverage ratio pricing grid for the fiscal quarter ending June 30, 2020, (iii) provides that the parties will negotiate in good faith a reset of the financial covenants by September 15, 2020, provided that any changes to such financial covenants shall not be more restrictive on the Borrower than those in effect prior to the date of the Limited Waiver and Second Amendment, (iv) extends the due date of the July 1, 2020 amortization payment from July 1, 2020 to no later than August 1, 2020, (v) provides that any and all mandatory prepayments arising from any voluntary act of the Borrower are subject to a prepayment premium of the principal amount prepaid plus a make-whole amount to 1.00% if the mandatory prepayment is made on or before June 7, 2021, (vi) does not require the Company to make a contribution to the Borrower with respect certain payments to be made by the Borrower to a subordinated loan holder, (vii) modifies a condition precedent under which Vintage Stock is permitted to payment management fees to the Company by requiring certain amortization and excess cash flow payments that were previously waived to be paid prior to such management fees, and (viii) provides for the Company to make additional equity contributions by the Company to the Borrower.

TCB revolver

On April 10, 2020, the Borrower entered into that certain Waiver and Agreement Regarding Availability Reserves (the “TCB Waiver”) with TCB.  The TCB Waiver (i) waives, and in certain instances conditionally waives, certain financial covenant and other events of default that occurred under the Loan Agreement dated November 3, 2016 between Borrower and TCB (the “TCB Loan Agreement”), and the events of default that occurred under the Limited Waiver and Second Amendment as described in the foregoing paragraph, (ii) waives any testing of the fixed charge coverage ratio under the TCB Loan Agreement through the June 30, 2020 testing date, and (iii) waives the implementation by TCB of “availability reserves” under the TCB Loan Agreement until the earlier of (w) May 31, 2020, (x) April 22, 2020 unless the initial equity contribution contemplated by clause (viii) in the foregoing paragraph is made, (y) the date any default or event of default occurs under the TCB Loan Agreement, or (z) the date the Borrower fails to comply with any provision of the TCB Waiver, the Credit Agreement, or any other loan document contemplated by the Credit Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2019, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 Form 10-K”).

Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

Specific forward-looking statements contained in this portion of the Annual Report include, but are not limited to: (i) statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations, prospects, results, and performance, (v) statements relating to the Chapter 11 Case, (vi) statements that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months, (vii) statements that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity, and (viii) the effect the Coronavirus crisis is having and will have on our business.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2019 Form 10-K under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Manufacturing Segment

Marquis Industries

Our Manufacturing segment is composed of Marquis Affiliated Holdings LLC and wholly-owned subsidiaries (“Marquis”). Marquis is a leading carpet manufacturer and a manufacturer of innovative yarn products, as well as a reseller of hard surface flooring products. Over the last decade, Marquis has been an innovator and leader in the value-oriented polyester carpet sector, which is currently the market’s fastest-growing fibre category. We focus on the residential, niche commercial, and hospitality end-markets and serve over 2,000 customers.

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

Retail and Online Segment

Our Retail and Online Segment is composed of Vintage Stock and ApplianceSmart.

Vintage Stock

Vintage Stock Holdings LLC, Vintage Stock, V-Stock, Movie Trading Company and EntertainMart (collectively “Vintage Stock”) is an award-winning specialty entertainment retailer offering a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 62 retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, New Mexico, Oklahoma Texas and Utah. As of March 31, 2020, Vintage Stock has closed all of its retail locations in response to the crisis. Vintage expects to reopen its retail locations as soon as possible while maintaining compliance with government mandates.

ApplianceSmart

At December 31, 2019, ApplianceSmart Affiliated Holdings LLC, ApplianceSmart Inc. and ApplianceSmart Contracting, Inc (collectively “ApplianceSmart”) operated three stores: two in Minnesota and one Ohio.  As of March 31, 2020, ApplianceSmart operates one store in Ohio. ApplianceSmart is a major household appliance retailer with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, niche offerings such as close-outs, factory overruns, discontinued models, and special-buy appliances, including open box merchandise and others.  In addition to retailing household appliances, ApplianceSmart through ApplianceSmart Contracting Inc. provides household appliances to builders and developers in the Minnesota and Ohio markets.

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

The Company will continue to consolidate ApplianceSmart as ApplianceSmart remains under the control of management and not the Bankruptcy Court. ApplianceSmart maintains its ability to operate under the normal course of business throughout the bankruptcy proceedings. The Company will continue to evaluate any triggering events that indicate a loss of control that may result in deconsolidation.

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

Results of Operations Three Months Ended December 31, 2019 and 2018

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenue	$42,001	100.0%	$53,196	100.0%
Cost of Revenue	25,375	60.4%	33,859	63.6%
Gross Profit	16,626	39.6%	19,337	36.4%
General and Administrative Expense	10,809	25.7%	12,901	24.3%
Selling and Marketing Expense	2,330	5.5%	4,346	8.2%
Operating Income	3,487	8.3%	2,090	3.9%
Interest Expense, net	(1,357)	(3.2)%	(1,653)	(3.1)%
Impairment charges	(1,207)	-2.9%	—	0.0%
Other Income (expense)	(181)	(0.4)%	1,660	3.1%
Net Income before Income Taxes	742	1.8%	2,097	3.9%
Provision for Income Taxes	195	0.5%	567	1.1%
Net Income	$547	1.3%	$1,530	2.9%

The following table sets forth revenues for key product categories revenue and percentages of total revenue for each key product category indicated:

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Revenue
Used Movies, Music, Games and Other	$10,415	24.8%	$11,258	21.2%
New Movies, Music, Games and Other	9,660	23.0%	10,388	19.5%
Rentals, Concessions and Other	200	0.5%	296	0.6%
Retail Appliance	1,213	2.9%	8,703	16.4%
Carpets	13,360	31.8%	14,290	26.9%
Hard Surface Products	6,852	16.3%	6,935	13.0%
Synthetic Turf Products	155	0.4%	1,157	2.2%
Directory Services	146	0.3%	169	0.3%
Total Revenue	$42,001	100.0%	$53,196	100.0%

The following table sets forth gross profit earned by key product categories and gross profit as a percentage of revenue for each key product category indicated:

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
	Gross Profit	Gross Profit %	Gross Profit	Gross Profit %
Gross Profit
Used Movies, Music, Games and Other	$8,322	79.9%	$9,074	80.6%
New Movies, Music, Games and Other	2,495	25.8%	2,395	23.1%
Rentals, Concessions and Other	77	38.6%	197	66.6%
Retail Appliance	227	18.7%	1,911	22.0%
Carpets	3,840	28.7%	3,661	25.6%
Hard Surface Products	1,444	21.1%	1,747	25.2%
Synthetic Turf Products	84	54.2%	193	16.7%
Directory Services	138	94.5%	159	94.1%
Total Gross Profit	$16,626	39.6%	$19,337	36.4%

Revenue

Revenue decreased $11,195 or 21% for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 primarily due to the ApplianceSmart retail location closures during fiscal 2019 and a decrease in synthetic turf products due to the sale of equipment for this division during December 2018.

Cost of Revenue

Cost of revenue decreased $8,484, or 25% for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 proportionately with the decrease in revenue.

Gross Profit

Gross profit decreased $2,711 or 14% to $16,626 for the three months ended December 31, 2019 as compared to $19,337 the three months ended December 31, 2018 due to the decrease in revenue and costs of revenues discussed above.

General and Administrative Expense

General and Administrative expense decreased $2,092 or 26%, for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 primarily due to lower costs resulting from the decrease rent expense and employee costs associated with closure of the ApplianceSmart retail locations.

Selling and Marketing Expense

Selling and marketing expense decreased $2,016 or 46%, for the three months December 31, 2019 as compared to the three months ended December 31, 2018 primarily due to reduced marketing efforts related to the ApplianceSmart retail location closures.

Operating Income

Because of the factors described above, operating income of $3,487 for the three months ended December 31, 2019 represented an increase of $1,397 or 67% over the comparable prior year period of $2,090.

Interest Expense, net

Interest expense net decreased $296 or 18%, for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 as the Company continues to repay its debt obligations.

Impairment charges

During the three months ended, the Company incurred $1,207 of impairment charges related to the decision to close additional ApplianceSmart retail locations.  These locations physically closed during the three months ended March 31, 2020.  There were no similar charges during the three months ended December 31, 2018.

Other Income

Other expense of $181 for the three months ended December 31, 2019 was primarily related to the warrant extension fair value adjustment. Other income of $1,660 for the three months ended December 31, 2018 was driven by $1,518 of gain on sale of the Marquis Synthetic Turf Products business during December 2018.

Provision for Income Taxes

Provision for income taxes was $195, for the three months ended December 31, 2019 as compared to $567 for the three months ended December 31, 2018 primarily due to the variance in net income.

Net Income

The factors described above led to net income of $547 for the three months ended December 31, 2019, which was comparable to net income of $1,530 for the three months ended December 31, 2018.

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

	Three Months Ended December 31, 2019				Three Months Ended December 31, 2018
	Retail & Online	Manufacturing	Services	Total	Retail & Online	Manufacturing	Services	Total
Revenue	$21,488	$20,367	$146	$42,001	$30,645	$22,382	$169	$53,196
Cost of Revenue	10,368	14,999	8	25,375	17,068	16,781	10	33,859
Gross Profit	11,120	5,368	138	16,626	13,577	5,601	159	19,337
General and Administrative Expense	9,677	1,132	—	10,809	11,410	1,491	—	12,901
Selling and Marketing Expense	497	1,833	—	2,330	2,405	1,941	—	4,346
Operating Income (Loss)	$946	$2,403	$138	$3,487	$(238)	$2,169	$159	$2,090

	Three Months Ended December 31, 2019 Segments in % of Revenue				Three Months Ended December 31, 2018 Segments in % of Revenue
	Retail & Online	Manufacturing	Services	Total	Retail & Online	Manufacturing	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	48.2%	73.6%	5.5%	60.4%	55.7%	75.0%	5.9%	63.6%
Gross Profit	51.8%	26.4%	94.5%	39.6%	44.3%	25.0%	94.1%	36.4%
General and Administrative Expense	45.0%	5.6%	0.0%	25.7%	37.2%	6.7%	0.0%	24.3%
Selling and Marketing Expense	2.3%	9.0%	0.0%	5.5%	7.8%	8.7%	0.0%	8.2%
Operating Income (Loss)	4.4%	11.8%	94.5%	8.3%	-0.8%	9.7%	94.1%	3.9%

Retail and Online Segment

Segment results for Retail and Online include Vintage Stock and ApplianceSmart. Revenue for the three months ended December 31, 2019 decreased $9,157, or 30%, as compared to the prior year, primarily due to the ApplianceSmart retail location closures during fiscal 2019. Cost of revenue for the three months ended December 31, 2019 decreased $6,700 or 39%, as compared to the prior year period, primarily due to the decrease in revenue. Operating income for the three months ended December 31, 2019 was $946, as compared to operating loss of $238 the prior year period, primarily due to the decrease in gross profit, general and administrative costs and selling and marketing expenses due to ApplianceSmart retail location closures.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the three months ended December 31, 2019 decreased $2,015, or 9%, as compared to the prior year period, due to decrease in synthetic turf products due to the sale of equipment for this division during December 2018. Cost of revenue for the three months ended December 31, 2019 decreased proportionately with revenue, as compared to the prior year period. Operating income for the three months ended December 31, 2019 remained constant compared to the prior year period.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues and operating income continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Liquidity and Capital Resources

Overview

Based on our operating plans as of December 31, 2019, we believe that available cash balances, cash generated from our operating activities and funds available under our asset based revolver lines of credit will provide sufficient liquidity to fund our operations, pay our scheduled loan payments, fund our continued investments in store openings and remodeling activities, continue to repurchase shares, and pay dividends on our shares of Series E Preferred Stock as declared by the Board of Directors, for at least the next 12 months.

We have two asset-based revolver lines of credit (i) Bank of America Revolver Loan (“BofA Revolver”) used by Marquis and (ii) Texas Capital Bank Revolver Loan (“TCB Revolver”) used by Vintage Stock.

As of December 31, 2019, we had total cash on hand of $1,502, an additional $14,387 of available borrowing under the BofA Revolver, and an additional $2,493 of available borrowing under the TCB Revolver. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt (including convertible debt) or equity securities. The amount, nature, and timing of any borrowings or sales of debt (including convertible debt) or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

In March 2020, there was a global outbreak of COVID-19 (CoronaVirus) that has resulted in changes in global supply of certain products.  The pandemic is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and traffic within shopping centers, and, where applicable, malls, containing our stores.  As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine are continuing to increase, which has already affected, and may continue to affect, traffic to our stores. As of March 31, 2020, Vintage Stock has closed all of its retail locations in response to the crisis. Vintage expects to reopen its retail locations as soon as possible while maintaining compliance with government mandates. We are unable to predict when stores will reopen or if additional periods of store closures will be needed or mandated. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity, and cash flows, and may require significant actions in response, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of our products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Working Capital

We had working capital of $4,431 as of December 30, 2019 as compared to working capital of $20,727 as of September 30, 2019 with current assets decreasing by $3,493 and current liabilities increasing by $12,803. Such changes in working capital were primarily attributable to the increase in short term lease obligations due to the adoption of the new lease accounting standard, an increase in the current portion of debt, a decrease in trade receivables and net debtor in possession liabilities.

Cash Flows from Operating Activities

The Company’s cash and cash equivalents at December 31, 2019 was $1,502 compared to $2,681 at September 30, 2019, a decrease of $1,179.  Net cash provided by operations was $2,999 for the three months ended December 31, 2019 as compared to net cash provided by operations of $8,249 for the same period in 2019 primarily due to the Result of operations discussed above.

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

Cash Flows from Investing Activities

Our cash flows used in investing activities of $645 for the three months ended December 31, 2019 consisted primarily of purchases of property and equipment. Our cash flows provided by investing activities of $3,835 for the three months ended December 31, 2018 consisted primarily of proceeds from the sale of property and equipment.

Cash Flows from Financing Activities

Our cash flows used in financing activities during the three months ended December 31, 2019 consisted of $972 net payments under revolver loans, purchase of treasury stock $343, payment on notes payable $2,042 and cash classified as debtor in possession of $173.

Our cash flows used in financing activities during the three months ended December 31, 2018 consisted of $7,347 in net payments under revolver loans, and payment on notes payable of $3,258.

Currently, the Company does not intend to issue shares of common stock for liquidity purposes. We prefer to use asset-based lending arrangements and mezzanine financing together with Company provided capital to finance acquisitions and have done so historically. Occasionally, as our Company history has demonstrated, we will issue stock and derivative instruments linked to stock for services and or debt settlement.

Sources of Liquidity

We utilize cash on hand and cash generated from operations and have funds available to us under our two revolving loan facilities (the BofA Revolver and TCB Revolver) to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks. Our term debt facilities are not revolving credit facilities and require scheduled payments of principal and interest.

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 7 to the consolidated financial statements. The following tables summarize the BofA Revolver for the period:

	During the three months ended December 31,
	2019	2018
Cumulative borrowing during the period	$24,344	$22,723
Cumulative repayment during the period	23,817	28,013
Maximum borrowed during the period	2,083	8,071
Weighted average interest for the period	3.66%	4.27%

	December 31, 2019	September 30, 2019
Total availability	$14,387	$14,914
Total outstanding	541	13

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver subject to availability as described in Note 7 to the consolidated financial statements. The following tables summarize the TCB Revolver for the period:

	During the three months ended December 31,
	2019	2018
Cumulative borrowing during the period	$18,626	$19,320
Cumulative repayment during the period	19,709	21,376
Maximum borrowed during the period	11,798	16,078
Weighted average interest for the period	4.13%	4.50%

	December 31, 2019	September 30, 2019
Total availability	$2,493	$1,410
Total outstanding	9,507	10,590

Future Sources of Cash; New Products and Services

We may require additional debt financing and or capital to finance new acquisitions, refinance existing indebtedness, or other strategic investments in our business. Other sources of financing may include stock issuances, additional loans, or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders.

Off-Balance Sheet Arrangements

At December 31, 2019, we had no off-balance sheet arrangements, commitments, or guarantees that require additional disclosure or measurement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2019.  Management noted the following deficiencies that management believes to be material weaknesses:

•

The Company does not have sufficient segregation of duties within its accounting functions, which is a basic internal control. Due to its size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of its failure to have segregation of duties on its assessment of its disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness;

•

The Company does not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act;

•

Management has not established appropriate and rigorous procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished; and

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

Please refer to ‘‘Item 3. Legal Proceedings’’ in our Annual Report on Form 10-K for the year ended September 30, 2019 for information regarding material pending legal proceedings. Except as set forth therein and below, there have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

On November 1, 2019, OIRE Minnesota, L.L.C. filed suit against ApplianceSmart in the Hennepin Court alleging, among other things, breach of contract and seeking damages in excess of $60,000.  This matter was subsequently settled for an aggregate of $20 on February 18, 2020 in exchange for full mutual releases.

On July 22, 2019, Trustee Main/270, LLC (the “Reynoldsburg Landlord”) filed a lawsuit against ApplianceSmart and JanOne Inc. (formerly known as Appliance Recycling Centers of America, Inc.) (“JanOne”) in the Franklin County Common Pleas Court in Columbus, Ohio, alleging, with respect to ApplianceSmart, default under a lease agreement and, with respect to JanOne, guaranty of lease. The complaint sought damages of $1,530,000 attorney fees, and other charges.  On or about September 27, 2019, the parties entered into a second lease modification agreement and ratification of agreement (the “Second Lease Modification Agreement”) whereby the Reynoldsburg Landlord restored ApplianceSmart’s access to the property.  Pursuant to the terms of the Second Lease Modification Agreement, in exchange for such restored access, ApplianceSmart paid the Reynoldsburg Landlord $141,000 in partial satisfaction of past due rent and costs and the Reynoldsburg Landlord agreed to dismiss the lawsuit with prejudice.  In addition, the Reynoldsburg Landlord agreed to reduced minimum annual rent for the remainder of the term and waived the rent due for October 2019, December 2019, and January 2020.  In addition, JanOne ratified its guaranty under the lease.

ITEM 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.  However, in light of the coronavirus pandemic, the Company provides the following additional risk factor, which supplements the risk factors previously disclosed by the Company in Part I, Item 1A, Risk Factors, of the 2019 10-K:

The recent coronavirus outbreak could have an adverse effect on our business.

Concerns are rapidly growing about the global outbreak of a novel strain of coronavirus (COVID-19). The virus has spread rapidly across the globe, including the U.S. The pandemic is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and traffic within shopping centers, and, where applicable, malls, containing our stores.  As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine are continuing to increase, which has already affected, and may continue to affect, traffic to our stores. As of March 31, 2020, Vintage Stock has closed all of its stores in response to the crisis and may close additional stores as the crisis continues to spread. We are unable to predict when stores will reopen or if additional periods of store closures will be needed or mandated. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity, and cash flows, and may require significant actions in response, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of our products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

ITEM 2.  Unregistered Sales of Equity Securities and Use of funds

On February 20, 2018, the Company announced a $10 million common stock repurchase program. Below are the purchases during the three months ended December 31, 2019:

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
October 2019	6,737	$8.45	6,737	$8,753,141
November 2019	18,107	8.15	18,107	8,603,241
December 2019	16,855	7.88	16,855	8,468,310
	41,699		41,699

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

Live Ventures Incorporated

Item 1.01.	Entry into a Material Definitive Agreement.

On April 9, 2020, Live Ventures Incorporated (the “Company”), entered into and delivered to Isaac Capital Group, LLC (the “Lender”), an unsecured revolving line of credit promissory note whereby the Lender agreed to provide the Company with a $1,000,000 revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility matures on April 8, 2023, bears interest at 10.0% per annum, and provides for the payment of interest monthly in arrears.  The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities.

As of January 29, 2020, the Lender is a record and beneficial owner of approximately 38.4% of the outstanding capital stock of the Company, and Jon Isaac, the Company’s President and Chief Executive Officer, and manager and sole member of the Lender, is a record and beneficial owner of approximately 45.9% of the outstanding capital stock of the Company.

The foregoing description of the Unsecured Revolving Credit Facility does not purport to be complete and is qualified in its entirety by reference to the complete text of the unsecured revolving line of credit promissory note, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Item 2.03.	Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth in Item 1.01 above is incorporated by reference into this Item 2.03.

Vintage Stock

Item 1.01.	Entry into a Material Definitive Agreement.

On April 10, 2020, the Company and Vintage Stock Affiliated Holdings LLC (“Holdings”) and Vintage Stock, Inc. (the “Borrower”), each subsidiaries of the Company, entered into a Limited Waiver and Second Amendment (the “Limited Waiver and Second Amendment”) to Amended and Restated Credit Agreement (the “Credit Agreement”), Second Amendment to Amended and Restated Management Fee Subordination Agreement (the “Management Fee Subordination Agreement”) and First Amendment to Limited Guaranty (the “Guaranty”), with Comvest Capital IV, L.P. (“Comvest”) and the other parties thereto.  The Limited Waiver and Second Amendment, among other things (i) waives, and in certain instances conditionally waives, certain financial covenant and other events of default that occurred under the Credit Agreement, (ii) confirms that the loan under the

Credit Agreement will bear interest at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 8.75% for the calendar months May, June, July, and August 2020, and that the applicable margin will reset on September 1, 2020 and be based on the senior leverage ratio pricing grid for the fiscal quarter ending June 30, 2020, (iii) provides that the parties will negotiate in good faith a reset of the financial covenants contained in the Credit Agreement by September 15, 2020, provided that any changes to such financial covenants shall not be more restrictive on the Borrower than those in effect prior to the date of the Limited Waiver and Second Amendment, (iv) extends the due date of the July 1, 2020 amortization payment to no later than August 1, 2020, (v) provides that any and all mandatory prepayments arising from any voluntary act of the Borrower are subject to a prepayment premium of the principal amount prepaid plus a make-whole amount of 1.00% if the mandatory prepayment is made on or before June 7, 2021, (vi) eliminates the requirement that the Company to make contributions to the Borrower with respect certain payments to be made by the Borrower to a subordinated loan holder, (vii) modifies a condition precedent under which Vintage Stock is permitted to pay management fees to the Company by requiring certain amortization and excess cash flow payments that were previously waived to be paid prior to such management fees, and (viii) provides for the Company to make additional equity contributions by the Company to the Borrower.

On April 10, 2020, the Borrower entered into that certain Waiver and Agreement Regarding Availability Reserves (the “TCB Waiver”) with Texas Capital Bank, National Association (“TCB”).  The TCB Waiver (i) waives, and in certain instances conditionally waives, certain financial covenant and other events of default that occurred under the Loan Agreement dated November 3, 2016 between Borrower and TCB (the “TCB Loan Agreement”), and the events of default that occurred under the Limited Waiver and Second Amendment as described in the foregoing paragraph, (ii) waives any testing of the fixed charge coverage ratio under the TCB Loan Agreement through the June 30, 2020 testing date, and (iii) waives the implementation by TCB of “availability reserves” under the TCB Loan Agreement until the earlier of (w) May 31, 2020, (x) April 22, 2020 unless the initial equity contribution contemplated by clause (viii) in the foregoing paragraph is made, (y) the date any default or event of default occurs under the TCB Loan Agreement, or (z) the date the Borrower fails to comply with any provision of the TCB Waiver, the Credit Agreement, or any other loan document contemplated by the Credit Agreement.

The foregoing descriptions of the Limited Waiver and Second Amendment and TCB Waiver do not purport to be complete and are qualified in their entirety by reference to the complete text of such agreements, copies of which are attached hereto as Exhibit 10.4 and Exhibit 10.5, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
2.3		Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-333937	2.3	02/10/20
2.4		First Amendment to Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-333937	2.4	02/10/20
3.1		Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07
3.2		Certificate of Change	8-K	001-333937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-333937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-333937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-333937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-333937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-333937	3.1.6	12/29/16
3.8		Bylaws of Live Ventures Incorporated	10-Q	001-33937	3.8	08/14/18
10.1		Consent, Joinder and First Amendment to Loan and Security Agreement by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Isaac Capital Fund I, LLC as Lender	10-K	001-33937	10.19	02/10/20
10.2		Consent, Joinder and Eighth Amendment to Loan and Security Agreement dated January 31, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Bank of America, N.A.	10-K	001-33937	10.31	02/10/20
10.3	*	Unsecured Revolving Line Promissory Note dated April 9, 2020 issued to Isaac Capital Group, LLC
10.4	*

Limited Waiver and Second Amendment to Amended and Restated Credit Agreement, Second Amendment to Amended and Restated Management Fee Subordination Agreement and First Amendment to Limited Guaranty as of April 9, 2020, by and among the Lenders, Comvest Capital IV, L.P., as agent for the Lenders, Vintage Stock, Inc., and acknowledged and agreed to by Vintage Stock Affiliated Holdings LLC, and with respect to certain sections, Live Ventures Incorporated

10.5	*	Waiver and Agreement Regarding Availability Reserves dated April 10, 2010 by and among Texas Capital Bank, National Association and Vintage Stock, Inc.
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. 101.INS	*	XBRL Instance Document
Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: April 13, 2020	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 13, 2020	/s/ Virland A. Johnson
Chief Financial Officer
(Principal Financial Officer)