Form 10-Q
period 2020-03-31
LIVE VENTURES Inc
filed 2020-05-15
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of May 13, 2020 was 1,685,097.

INDEX TO FORM 10-Q FILING

FOR THE SIX MONTHS ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31, 2020	September 30, 2019
	(Unaudited)
Assets
Cash	$1,496	$2,681
Trade receivables, net	15,847	11,901
Inventories, net	47,216	38,558
Income taxes receivable	147	235
Prepaid expenses and other current assets	1,032	2,377
Debtor in possession assets	1,739	—
Total current assets	67,477	55,752
Property and equipment, net	25,548	22,596
Right of use asset - operating leases	22,596	—
Deposits and other assets	46	90
Deferred taxes	3,978	4,869
Intangible assets, net	1,283	2,199
Goodwill	37,577	36,947
Total assets	$158,505	$122,453
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$9,778	$14,144
Accrued liabilities	7,942	12,984
Lease obligation short term - operating leases	7,429	—
Current portion of long-term debt	20,940	7,897
Debtor-in-possession liabilities	12,804	—
Total current liabilities	58,893	35,025
Long-term debt, net of current portion	42,393	47,819
Lease obligation long term - operating leases	15,359	—
Notes payable related parties, net of current portion	4,826	4,826
Other non-current obligations	419	654
Total liabilities	121,890	88,324
Commitments and contingencies
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at March 31, 2020 and September 30, 2019	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 and 77,840 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,719,442 and 1,826,009 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	2	2
Paid in capital	64,340	63,924
Treasury stock common 368,744 shares as of March 31, 2020 and 262,177 shares as of September 30, 2019	(3,197)	(2,438)
Treasury stock Series E preferred 80,000 shares as of March 31, 2020 and 50,000 shares as of September 30, 2019	(7)	(4)
Accumulated deficit	(24,523)	(27,355)
Total stockholders' equity	36,615	34,129
Total liabilities and stockholders' equity	$158,505	$122,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Revenues	$46,431	$46,973	$88,432	$100,169
Cost of revenues	28,655	28,322	54,030	62,181
Gross profit	17,776	18,651	34,402	37,988

Operating expenses:
General and administrative expenses	11,701	12,794	22,510	25,694
Sales and marketing expenses	3,007	3,811	5,337	8,157
Total operating expenses	14,708	16,605	27,847	33,851
Operating income	3,068	2,046	6,555	4,137
Other (expense) income:
Interest expense, net	(1,270)	(1,536)	(2,627)	(3,189)
Gain on lease settlement, net	1,448	—	241	—
Other income (expense)	(125)	165	(306)	1,825
Total other (expense) income, net	53	(1,371)	(2,692)	(1,364)
Income before provision for income taxes	3,121	675	3,863	2,773
Provision for income taxes	836	202	1,031	769
Net income	$2,285	$473	$2,832	$2,004

Dividends declared - series B convertible preferred stock	$—	$—	$—	$—
Dividends declared - series E convertible preferred stock	$—	$—	$—	$—
Dividends declared - common stock	$—	$—	$—	$—

Earnings per share:
Basic	$1.30	$0.25	$1.59	$1.03
Diluted	$0.66	$0.13	$0.81	$0.53

Weighted average common shares outstanding:
Basic	1,752,908	1,925,972	1,779,706	1,935,610
Diluted	3,462,115	3,667,434	3,488,913	3,681,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Six Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$2,832	$2,004
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	2,477	2,975
Non-cash asset retirements	—	103
Gain on lease settlement, net	(241)	—
Gain or loss on disposal of property and equipment	106	(1,507)
Amortization of debt issuance cost	212	193
Stock based compensation expense	48	78
Warrant extension fair value adjustment	368	—
Amortization of right-to-use assets	463
Change in deferred rent	—	17
Change in reserve for uncollectible accounts	421	391
Change in reserve for obsolete inventory	(139)	(614)
Change in deferred income taxes	891	689
Change in other	(218)	232
Changes in assets and liabilities:
Trade receivables	117	1,041
Inventories	4,691	3,712
Income taxes receivable	88	(56)
Prepaid expenses and other current assets	1,228	372
Deposits and other assets	128	23
Accounts payable	(5,918)	(2,956)
Accrued liabilities	(983)	289
Net cash provided by operating activities	6,571	6,986

INVESTING ACTIVITIES:
Purchase of intangible assets	(4)	(67)
Lonesome Oak acquisition	(550)	—
Proceeds from the sale of property and equipment	—	4,377
Purchase of property and equipment	(1,858)	(963)
Net cash provided by (used in) investing activities	(2,412)	3,347

FINANCING ACTIVITIES:
Net borrowings (payments) under revolver loans	2,640	(2,516)
Purchase of series E preferred treasury stock	(3)	—
Payment of debt issuance cost	—	(118)
Proceeds from issuance of notes payable	5,000	—
Purchase of common treasury stock	(759)	(321)
Payments on related party notes payable	—	(100)
Debtor-in-possession cash	(187)	—
Payments on notes payable	(12,035)	(6,728)
Net cash used in financing activities	(5,344)	(9,783)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,185)	550
CASH AND CASH EQUIVALENTS, beginning of period	2,681	2,742
CASH AND CASH EQUIVALENTS, end of period	$1,496	$3,292

Supplemental cash flow disclosures:
Interest paid	$1,187	$2,953
Income taxes paid (refunded)	$—	$91

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, December 31, 2019	214,244	$—	47,840	$—	1,784,310	$2	$64,219	$(7)	$(2,781)	$(26,808)	$34,625
Stock based compensation	—	—	—	—	—	—	19	—	—	—	19
Warrant extension fair value adjustment	—	—	—	—	—	—	102	—	—	—	102
Purchase of common treasury stock	—	—	—	—	(64,868)	—	—	—	(416)	—	(416)
Net income	—	—	—	—	—	—	—	—	—	2,285	2,285
Balance, March 31, 2020	214,244	$—	47,840	$—	1,719,442	$2	$64,340	$(7)	$(3,197)	$(24,523)	$36,615

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, December 31, 2018	214,244	$—	77,840	$—	1,942,428	$2	$63,701	$(4)	$(1,569)	$(21,123)	$41,007
Stock based compensation	—	—	—	—	—	—	31	—	—	—	31
Purchase of common treasury stock	—	—	—	—	(40,528)	—	—	—	(302)	—	(302)
Net income	—	—	—	—	—	—	—	—	—	473	473
Balance, March 31, 2019	214,244	$—	77,840	$—	1,901,900	$2	$63,732	$(4)	$(1,871)	$(20,650)	$41,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2019	214,244	$—	77,840	$—	1,826,009	$2	$63,924	$(4)	$(2,438)	$(27,355)	$34,129
Stock based compensation	—	—	—	—	—	—	48	—	—	—	48
Warrant extension fair value adjustment	—	—	—	—	—	—	368	—	—	—	368
Purchase of common treasury stock	—	—	—	—	(106,567)	—	—	—	(759)	—	(759)
Purchase of Series E preferred stock	—	—	(30,000)	—	—	—	—	(3)	—	—	(3)
Net income	—	—	—	—	—	—	—	—	—	2,832	2,832
Balance, March 31, 2020	214,244	$—	47,840	$—	1,719,442	$2	$64,340	$(7)	$(3,197)	$(24,523)	$36,615

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2018	214,244	$—	77,840	$—	1,945,247	$2	$63,654	$(4)	$(1,550)	$(22,654)	$39,448
Stock based compensation	—	—	—	—	—	—	78	—	—	—	78
Purchase of common treasury stock	—	—	—	—	(43,347)	—	—	—	(321)	—	(321)
Net income	—	—	—	—	—	—	—	—	—	2,004	2,004
Balance, March 31, 2019	214,244	$—	77,840	$—	1,901,900	$2	$63,732	$(4)	$(1,871)	$(20,650)	$41,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands, except per share)

Note 1:	Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium sized business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The Company continues to actively develop, revise, and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments: Manufacturing, Retail, and Online and Services. With Marquis Industries, Inc. (“Marquis”), the Company is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. With Vintage Stock, Inc. (“Vintage Stock”), the Company is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components. With ApplianceSmart, Inc. (“ApplianceSmart”), the Company is engaged in the sale of new major appliances through a retail store in Columbus, Ohio.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three and six months ended March 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2020. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2019 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2020 (the “2019 10-K”).

Coronavirus

In March 2020, there was a global outbreak of COVID-19 (Coronavirus) that has resulted in changes in global supply of certain products.  The pandemic is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and traffic within shopping centers, and, where applicable, malls, containing our stores.  As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine are continuing to increase, which has already affected, and may continue to affect, traffic to our stores. As of March 31, 2020, Vintage Stock had closed all of its retail locations in response to the crisis. As of May 14, 2020, Vintage reopen all but four of its 62 retail locations and expects to reopen its remaining retail locations as soon as possible while maintaining compliance with government mandates. We are unable to predict when all stores will reopen or if additional periods of store closures will be needed or mandated. During March and April 2020, Marquis conducted rolling layoffs for certain employees, however, during May 2020, all employees have returned to their respective locations. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity, and cash flows, and may require significant actions in response, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of our products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices are available (Level 2 inputs). The carrying amounts of long-term debt at March 31, 2020 and September 30, 2019 approximate fair value.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At March 31, 2020 and September 30, 2019, the allowance for doubtful accounts was $1,111 and $936, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis or “FIFO”) or net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At March 31, 2020 and September 30, 2019, the reserve for obsolete inventory was $92.

Retail and Online Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis or “FIFO”) or net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. Merchandise inventory reserves as of March 31, 2020 and September 30, 2019 were $298 and $590, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are 3 to 40 years, transportation equipment is 5 to 10 years, machinery and equipment are 5 to 10 years, furnishings and fixtures are 3 to 5 years and office and computer equipment are 3 to 5 years. Depreciation expense was $1,227 and $1,067 for the three months ended March 31, 2020 and 2019, respectively. Depreciation expense was $2,142 and $2,083 for the six months ended March 31, 2020 and 2019, respectively.

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

There was no goodwill impairment for the six months ended March 31, 2020 and 2019.

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years, customer lists – 20 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determined lives may be adjusted. Intangible amortization expense is $165 and $538 for the three months ended March 31, 2020 and 2019, respectively. Intangible amortization expense was $335 and $892 for the six months ended March 31, 2020 and 2019, respectively.

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

We sell certain extended service arrangements separately from the sale of products. During 2019, the Company became the principal for certain extended service arrangements. Revenue related to these arrangements is recognized ratably over the contract term. The warranty reserve of $257 and $292 is included in accrued liabilities on the consolidated balance sheet at March 31, 2020 and September 30, 2019, respectively.

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

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income (expense) related to gift cards which are no longer reportable under state escheatment laws for the three months ended March 31, 2020 and 2019, was $(22) and $109, respectively and $(14) and $124 for the six months ended March 31, 2020 and 2019, respectively.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has three reportable segments. The Company determined it has three reportable segments (See Note 16).

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

The weighted average remaining lease term is 2.8 years.  Our weighted average discount rate is 10.3%.  Total cash payments for the six months ended March 31, 2020 was $3,872. We did not enter into any new leases during the six months ended March 31, 2020, however, upon completion of the Lonesome Oak acquisition (see Note 4), we recorded right of use assets and lease liabilities of $7,691.

The following table details our right of use assets and lease liabilities as of March 31, 2020:

March 31, 2020
Right of use asset - operating leases	$22,596
Operating lease liabilities:
Current	7,429
Long term	15,359

Total present value of future lease payments as of March 31, 2020:

Twelve months ended March 31,
2021	$7,429
2022	5,572
2023	3,366
2024	2,249
2025	1,353
Thereafter	3,904
Total	23,872
Less implied interest	(1,085)
Present value of payments	$22,788

During the six months ended March 31, 2020, the Company recorded a net gain on lease settlement of $241 which consisted of impairment charges of $1,207 related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases, offset by a gain on lease settlement of $1,448 resulting from the extinguishment of the lease liability associated with the closed retail locations.

Note 4:	Acquisition

Lonesome Oak Acquisition

On November 1, 2019, Marquis entered into a purchase agreement, as amended on January 31, 2020 (as amended, the “LOTC Purchase Agreement”), to acquire all of the outstanding capital stock of Lonesome Oak Trading Co., Inc. (“Lonesome Oak”).  Pursuant to the LOTC Purchase Agreement, and on January 31, 2020, Marquis acquired from the sole shareholder of Lonesome Oak (the “LOTC Shareholder”) all of the issued and outstanding shares of capital stock of Lonesome Oak for $2,000. After the closing of the transaction, Lonesome Oak entered into a lease agreement with the LOTC Shareholder regarding certain properties owned by affiliates of the LOTC Shareholder that are used in Lonesome Oak’s operations. Marquis held $1,450 of the purchase price (the “Holdback Amount”) to satisfy claims for indemnity arising out of breaches of certain representations, warranties, and covenants, and certain other enumerated items, if any. In connection with the closing of the transaction, the LOTC Shareholder entered into an employment agreement with a five-year term and serves as an Executive Vice President pursuant to the terms thereof. Subject to certain exceptions, the LOTC Shareholder has agreed to indemnify Marquis for breaches of certain representations, warranties, and covenants, and certain other enumerated items, if any. Indemnification by the LOTC Shareholder for breaches of certain representations and warranties is generally limited to the Holdback Amount. The LOTC Shareholder is subject to a three-year non-competition and non-solicitation provisions.  The Company began consolidating the financial results of this acquisition in the unaudited Condensed Consolidated Financial Statements on January 31, 2020.

The acquisition of Lonesome Oak was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company was the acquirer for purposes of accounting for the business combination. Under the preliminary purchase price allocation, the Company recognized goodwill of $631 which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired.  The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of January 31, 2020. The Company plans to complete the determination of the fair values of the acquired identifiable assets and liabilities and its purchase price allocation no later than September 30, 2020.

Note 5:	Balance Sheet Detail Information

	March 31, 2020	September 30, 2019
Trade receivables, current, net:
Accounts receivable, current	$16,762	$12,641
Less: Reserve for doubtful accounts	(915)	(740)
	$15,847	$11,901
Trade receivables , long term, net:
Accounts receivable, long term	$196	$196
Less: Reserve for doubtful accounts	(196)	(196)
	$—	$—
Total trade receivables, net:
Gross trade receivables	$16,958	$12,837
Less: Reserve for doubtful accounts	(1,111)	(936)
	$15,847	$11,901
Inventory, net
Raw materials	$6,879	$7,431
Work in progress	10,638	2,141
Finished goods	11,319	6,785
Merchandise	18,770	22,883
	47,605	39,240
Less: Inventory reserves	(390)	(682)
	$47,216	$38,558
Property and equipment, net:
Building and improvements	$10,793	$10,827
Transportation equipment	825	82
Machinery and equipment	24,099	20,035
Furnishings and fixtures	2,748	2,741
Office, computer equipment and other	2,655	2,544
	41,119	36,229
Less: Accumulated depreciation	(15,572)	(13,633)
	$25,548	$22,596
Intangible assets, net:
Domain name and marketing related intangibles	$90	$90
Lease intangibles	—	1,033
Customer relationship intangibles	2,689	2,689
Purchased software	120	808
	2,899	4,620
Less: Accumulated amortization	(1,616)	(2,421)
	$1,283	$2,199
Accrued liabilities:
Compensation and benefits	$2,079	$3,316
Accrued sales and use taxes	318	1,176
Accrued property and other taxes	204	191
Accrued rent	580	604
Accrued gift card and escheatment liability	1,474	1,461
Accrued interest payable	314	181
Accrued accounts payable and bank overdrafts	1,588	591
Accrued professional fees	878	4,660
Customer deposits	169	240
Accrued expenses - other	338	564
	$7,942	$12,984

Note 6:	Intangibles

The Company’s intangible assets consist of customer relationship intangibles, licenses for the use of internet domain names, URL’s, software, and marketing and technology related intangibles.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances as of March 31, 2020:

2021	$433
2022	334
2023	204
2024	130
2025	29
Thereafter	153
$1,283

Note 7:	Long Term Debt

Bank of America Revolver Loan

On July 6, 2015 (amended January 31, 2020), Marquis entered into a $15,000  (as of January 31, 2020: $25,000) revolving credit agreement with Bank of America Corporation (“BofA Revolver”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation.  Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. Marquis expects to incur operational losses in the coming months as a result of COVID-19 and as such, Marquis cannot rely on any availability under the revolving line of credit with Bank of America to fund its operations. Marquis believes that as a result of the effects of the COVID-19 pandemic and other economic conditions both globally and in the U.S., its access to the funds under the BofA Revolver may be limited.

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

Capitalized terms in this Note 7: Long Term Debt, under the caption “Bank of America Revolver Loan” have the meanings ascribed to them in the revolving credit agreement governing the BofA Revolver.

For purposes of clarity, the advance rate in certain circumstances for inventory is 39.1% or 53.5% for raw materials, 0% for work-in-process, and 54.2% or 70% for finished goods subject to eligibility, special reserves and advance limit of the lessor of $12,500 or 65% of the value of eligible inventory. Letters of credit reduce the amount available to borrow under the BofA Revolver by an amount equal to the face value of the letters of credit.

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

Level	Fixed Charge Coverage Ratio	Base Rate Revolver	LIBOR Revolver
I	<1.20 to 1.00	1.25%	2.25%
II	>1.20 to 1.00 but <1.50 to 1.00	1.00%	2.00%
III	>1.50 to 1.00 but <1.75 to 1.00	0.75%	1.75%
IV	>1.75 to 1.00 but >2.00 to 1.00	0.50%	1.50%
V	>2.00 to 1.00	0.25%	1.25%

The following tables summarize the BofA Revolver for the six months ended March 31, 2020 and 2019 and as of March 31, 2020 and September 30, 2019:

	During the six months ended March 31,
	2020	2019
Cumulative borrowing during the period	$60,479	$44,740
Cumulative repayment during the period	55,035	48,120
Maximum borrowed during the period	11,347	8,071
Weighted average interest for the period	3.52%	4.19%

	March 31, 2020	September 30, 2019
Total availability	$17,725	$14,914
Total outstanding	5,457	13

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

Kingston acknowledges that from the effective date through and including December 31, 2021, it shall not sell, transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of the shares of Series B Preferred Stock or any shares into which they may be converted or from which they may be exchanged. As of March 31, 2020, and September 30, 2019, the Company had no borrowings on the Kingston line of credit.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction which provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC which provided:

Note #1 is $5,000, secured by equipment. The Equipment Loan #1 is due July 24, 2021, payable in 60 monthly payments of $75 beginning September 24, 2016, bearing interest at 3.9% per annum.

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

Note #6 is $913, secured by equipment. The Equipment Loan #6 is due July 29, 2024, payable in 60 monthly payments of $15 beginning August 28, 2019, bearing interest at 4.7% per annum.

Note #7 is $5,000, secured by equipment. The equipment loan #7 is due February 2027, payable in 84 monthly payments of $59 beginning March 24, 2020, with the final payment of $809, bearing interest at 3.2% per annum.

Lonesome Oak Equipment Loan

In connection with the Lonesome Oak acquisition (see Note 4), the Company assumed an unsecured equipment note in the amount payable to Extruded Fibers Inc. The note is noninterest bearing, with principal payable monthly in the amount of $100 for 36 months, beginning March 31, 2020 maturity date March 3, 2023.

Seller Subordinated Acquisition Note – Marquis

In connection with the Lonesome Oak acquisition (see Note 4), the Company entered into a $1,450 unsecured note which represents the holdback amount of the purchase price.  The note bears interest at a rate of 3.0% per annum, with the principal and accrued interest due on July 31, 2021, the maturity date.

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

The following tables summarize the TCB Revolver for the six months ended March 31, 2020 and 2019 and as of March 31, 2020 and September 30, 2019:

	During the six months ended March 31,
	2020	2019
Cumulative borrowing during the period	$35,808	$39,644
Cumulative repayment during the period	37,831	40,895
Maximum borrowed during the period	11,798	11,932
Weighted average interest for the period	4.02%	4.70%

	March 31, 2020	September 30, 2019
Total availability	$3,433	$1,410
Total outstanding	8,567	10,590

Sellers Subordinated Acquisition Note - Vintage

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

The Crossroads Revolver contains representations and warranties, events of default, affirmative and negative covenants and indemnities customary for loans of this nature. As of March 31, 2020, and September 30, 2019, the Crossroads Revolver had a balance outstanding of $1,168 and $1,981, respectively.  The March 31, 2020 balance outstanding is included in Debtor-in-possession liabilities on the consolidated balance sheet. In connection with the Crossroads Revolver, ApplianceSmart incurred $118 in transaction costs that are being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Crossroads Revolver.

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

The Limited Waiver and Second Amendment, among other things (i) waives, and in certain instances conditionally waives, certain events of default that occurred under the Credit Agreement, (ii) confirms that the loan under the Credit Agreement will bear interest at an interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 8.75% for the calendar months May, June, July, and August 2020, and that the applicable margin will reset on September 1, 2020 and be based on the senior leverage ratio pricing grid for the fiscal quarter ending June 30, 2020, (iii) provides that the parties will negotiate in good faith a reset of the financial covenants by September 15, 2020, provided that any changes to such financial covenants shall not be more restrictive on the Borrower than those in effect prior to the date of the Limited Waiver and Second Amendment, (iv) extends the due date of the July 1, 2020 amortization payment from July 1, 2020 to no later than August 1, 2020, (v) provides that any and all mandatory prepayments arising from any voluntary act of the Borrower are subject to a prepayment premium of the principal amount prepaid plus a make-whole amount to 1.00% if the mandatory prepayment is made on or before June 7, 2021, (vi) does not require the Company to make a contribution to the Borrower with respect certain payments to be made by the Borrower to a subordinated loan holder, (vii) modifies a condition precedent under which Vintage Stock is permitted to payment management fees to the Company by requiring certain amortization and excess cash flow payments that were previously waived to be paid prior to such management fees, and (viii) provides for the Company to make additional equity contributions by the Company to the Borrower

The Term Loans place certain restrictions and covenants on Vintage Stock, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions and incurrence of additional indebtedness for Vintage Stock. Vintage Stock is required to maintain a minimum of $10,000 of EBITDA on a trailing twelve months basis. So long as the Senior leverage ratio is below 2.0 to 1.0, Vintage Stock is required to spend no more than $2,000 in fiscal year 2020, $1,750 in fiscal year 2021, and $1,500 in fiscal years 2022 and thereafter. At all times that the senior leverage ratio is greater than or equal to 1.50:1.00, Vintage Stock cannot have the same store sales percentage to be less than or equal to a negative 5.5 percent as of the last day of any fiscal quarter. Vintage Stock may only open three new retail locations within a twelve-month period so long as the senior leverage ratio is 2.00:1.00 or more. If the senior leverage ratio is less than 2.00:1.00 and is compliant with the loan covenants, Vintage Stock may only open more than five new retail locations within a twelve-month period.

Vintage Stock is required to maintain a declining maximum senior leverage ratio on a trailing twelve-month basis as follows:

March 31, 2020	2.20 : 1.00
June 30, 2020	2.10 : 1.00
September 30, 2020	2.05 : 1.00
December 31, 2020	1.85 : 1.00
March 31, 2021	1.60 : 1.00
June 30, 2021 and thereafter	1.55 : 1.00

Vintage Stock is required to maintain on a trailing twelve-month basis a minimum fixed charge ratio of no less 1.40:1.00 as of March 31, 2020 through the remainder of the term of the loan.

Vintage Stock may cure both payment and financial covenant defaults through infusion of equity cures as determined by the Credit Agreement. EBITDA, senior leverage ratio, same store sales decline percentage and fixed charge ratio are terms defined within the Credit Agreement.

In connection with the Comvest Term Loan, Vintage Stock incurred $1,429 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Comvest Term Loan.

Loan Covenant Compliance

We were in compliance as of March 31, 2020 with all covenants under our existing revolving and other loan agreements, with the exception of covenants related to the Crossroads Revolver.

Long-term debt as of March 31, 2020 and September 30, 2019 consisted of the following:

	March 31, 2020	September 30, 2019
Bank of America Revolver Loan	$5,457	$13
Texas Capital Bank Revolver Loan	8,567	10,590
Note Payable Comvest Term Loan	11,504	15,412
Note Payable to the Sellers of Vintage Stock	10,000	10,000
Crossroads Financial Revolver Loan	—	1,981
Note #1 Payable to Banc of America Leasing & Capital LLC	1,647	2,057
Note #3 Payable to Banc of America Leasing & Capital LLC	2,123	2,379
Note #4 Payable to Banc of America Leasing & Capital LLC	653	731
Note #5 Payable to Banc of America Leasing & Capital LLC	2,804	3,065
Note #6 Payable to Banc of America Leasing & Capital LLC	825	891
Note #7 Payable to Banc of America Leasing & Capital LLC	4,403	—
Lonesome Oak equipment loans	3,500	—
Note payable to the Sellers of Lonesome Oak	2,366	—
Note Payable to Store Capital Acquisitions, LLC	9,259	9,274
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023	657	—
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	207	207
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500	500
Total notes payable	64,472	57,100
Less unamortized debt issuance costs	(1,139)	(1,384)
Net amount	63,333	55,716
Less current portion	(20,940)	(7,897)
Long-term portion	$42,393	$47,819

Future maturities of long-term debt at March 31, 2020, are as follows which does not include related party debt separately stated:

Twelve months ending March 31,
2021	$20,940
2022	7,732
2023	8,037
2024	13,844
2025	1,396
Thereafter	12,522
Total	$64,472

Note 8:	Notes Payable, Related Parties

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

On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of March 31, 2020, and September 30, 2019, there was $2,826 principal outstanding on the ApplianceSmart Note.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller.

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. See Notes 13 and 14 for a complete discussion.

Isaac Capital Fund Mezzanine Loan

In connection with the acquisition of Marquis by the Company, the Company entered into a mezzanine loan in the amount of up to $7,000 with Isaac Capital Fund (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. The ICF mezzanine loan bears interest at 12.5% per annum with payment obligations of interest each month and all principal due in May 2025. As of March 31, 2020, and September 30, 2019, there was $2,000 outstanding on this mezzanine loan.

Notes payable, related parties as of March 31, 2020 and September 30, 2019 consisted of the following:

	March 31, 2020	September 30, 2019
JanOne Inc	$2,826	$2,826
Isaac Capital Fund	2,000	2,000
Total notes payable - related parties	4,826	4,826
Less current portion	—	—
Long-term portion	$4,826	$4,826

Future maturities of notes payable, related parties at March 31, 2020 are as follows:

Twelve months ending March 31,
2021	$—
2022	2,826
2023	—
2024	—
2025	—
Thereafter	2,000
Total	$4,826

Note 9:	Stockholders’ Equity

Series E Convertible Preferred Stock

As of March 31, 2020, and September 30, 2019, there were 47,840 and 77,840 shares outstanding of Series a Preferred Stock, respectively. During the six months ended March 31, 2020, the Company repurchased 30,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $3.

Treasury Stock

For the six months ended March 31, 2020 and 2019, the Company purchased 106,567 and 43,347 shares of its common stock on the open market (treasury shares for $759 and $321, respectively).

Note 10:	Warrants

The warrants listed below expire at various timeframes over the next two years.  However, Company and ICG entered into an agreement whereby if the warrants are not exercised on or before the applicable expiration date, the applicable expiration date is deemed automatically extended for successive two-year periods, immediately prior to such expiration. During the three and six months ended March 31, 2020, the Company recorded a fair value adjustment of $102 and $368, respectively, related to the extension of warrants that expired during this period.  There was no such adjustment during the three and six months ended March 31, 2019.

The following table summarizes information about the Company’s warrants at March 31, 2020 and September 30, 2019, respectively:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding and Exercisable at September 30, 2019	118,029	$20.80	0.53	$—
Outstanding and Exercisable at March 31, 2020	118,029	$20.80	1.85	$—

The warrants may be exchanged for shares of common stock at a ratio of one share of Series B Preferred Stock into five common shares. The following table provides information assuming the warrants are exercised and exchanged for common shares:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding and Exercisable at September 30, 2019	590,147	$4.16	0.53	$2,602
Outstanding and Exercisable at March 31, 2020	590,147	$4.16	1.85	$649

The exercise price for the Series B Convertible Preferred Stock warrants outstanding and exercisable at March 31, 2020 and September 30, 2019, are as follows:

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

The following table summarizes stock option activity for the twelve months ended September 30, 2019 and the six months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2018	231,668	$14.84	3.04	$163
Forfeited	(31,250)
Outstanding at September 30, 2019	200,418	$16.37	2.40	$27
Exercisable at September 30, 2019	164,084	$13.92	1.44	$27

Outstanding at March 31, 2020	200,418	$16.37	2.20	$—
Exercisable at March 31, 2020	176,251	$14.08	1.20	$—

The Company recognized compensation expense of $19 and $31 during the three months ended March 31, 2020 and 2019, respectively, and $48 and $78 during the six months ended March 31, 2020 and 2019, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures.

At March 31, 2020, the Company has $97 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as compensation expense through October of 2022.

The exercise price for stock options outstanding and exercisable outstanding at March 31, 2020 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price ($)	Number of Options	Exercise Price ($)
25,000	7.50	25,000	7.50
31,250	10.00	31,250	10.00
16,668	10.86	12,501	10.86
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
75,000	15.18	75,000	15.18
8,000	23.41	8,000	23.41
8,000	27.60	8,000	27.60
8,000	31.74	4,000	32
8,000	36.50	—	—
8,000	41.98	—	—
200,418		176,251

The following table summarizes information about the Company’s non-vested shares outstanding as of March 31, 2020 and September 30, 2019:

Non-vested Shares	Number of Shares	Average Grant-Date Fair Value
Non-vested at September 30, 2019	36,334	$26.76
Vested	(12,167)	$23.23
Non-vested at March 31, 2020	24,167	$33.10

Note 12:	Earnings Per Share

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

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Basic
Net income	$2,285	$473	$2,832	$2,004
Less: preferred stock dividends	—	—	—	—
Net income applicable to common stock	$2,285	$473	$2,832	$2,004

Weighted average common shares outstanding	1,752,908	1,925,972	1,779,706	1,935,610
Basic earnings per share	$1.30	$0.25	$1.59	$1.03

Diluted
Net income applicable to common stock	$2,285	$473	$2,832	$2,004
Add: preferred stock dividends	—	—	—	—
Net income applicable for diluted earnings per share	$2,285	$473	$2,832	$2,004

Weighted average common shares outstanding	1,752,908	1,925,972	1,779,706	1,935,610
Add: Options	—	2,255	—	6,916
Add: Series B Preferred Stock	1,071,220	1,071,220	1,071,220	1,071,220
Add: Series B Preferred Stock Warrants	590,147	590,147	590,147	590,147
Add: Series E Preferred Stock	47,840	77,840	47,840	77,840
Assumed weighted average common shares outstanding	3,462,115	3,667,434	3,488,913	3,681,733
Diluted earnings per share	$0.66	$0.13	$0.81	$0.53

There are 200,418 and 200,418 common stock options that are anti-dilutive that are not included in the three and six months ended March 31, 2020, diluted earnings per share computations, respectively.

Note 13:	Related Party Transactions

In connection with its purchase of Marquis, Marquis entered into a mezzanine loan in the amount of up to $7,000 with ICF. The ICF mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in May 2025. As of March 31, 2020, and September 30, 2019, respectively, there was $2,000 outstanding on this mezzanine loan. During the three months ended March 31, 2020 and 2019, the Company recognized total interest expense of $64, associated with the ICF note. During the six months ended March 31, 2020 and 2019, the Company recognized interest expense of $128 associated with the ICF note.

Customer Connexx LLC, a wholly-owned subsidiary of JanOne Inc. (“JanOne”), rents approximately 9,879 square feet of office space from the Company at its Las Vegas office which totals 11,100 square feet. JanOne paid the Company $89 and $139 in rent and other reimbursed expenses for the three months ended March 31, 2020 and 2019, respectively. JanOne paid the Company $181 and $183 in rent and other reimbursed expenses for the six months ended March 31, 2020 and 2019, respectively. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, Chief Financial Officer of the Company, are Chief Executive Officer and Board of Directors member, and Chief Financial Officer of JanOne, respectively.

The warrants, discussed in Note 10, expire at various timeframes over the next two years.  However, Company and ICG entered into an agreement whereby if the warrants are not exercised on or before the applicable expiration date, the applicable expiration date is deemed automatically extended for successive two-year periods immediately prior to such expiration.

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

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller. At March 31, 2020 and September 30, 2019, respectively, there was $2,826 outstanding on this ApplianceSmart Note.  On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code.

In connection with the acquisition of Vintage Stock on November 3, 2016, as amended, Rodney Spriggs, President of Vintage Stock, holds a 41% interest in the $10,000 Seller Subordinated Acquisition Note payable by VSAH. The terms of payment are interest only, payable monthly on the 1st of each month, until maturity on September 23, 2023. Interest paid to Mr. Spriggs for the three months ended March 31, 2020 and 2019, was $82. Interest paid to Mr. Spriggs for the six months ended March 31, 2020 and 2019 was $164. Interest unpaid and accrued as of March 31, 2020 and September 30, 2019 is $27.

On April 9, 2020, the Company entered into and delivered to Isaac Capital Group, LLC (“ICG”) an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1,000 revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility matures on April 8, 2023, bears interest at 10.0% per annum, and provides for the payment of interest monthly in arrears.  The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities.  As of January 29, 2020, the Lender is a record and beneficial owner of approximately 38.4% of the outstanding capital stock of the Company, and Jon Isaac, the Company’s President and Chief Executive Officer, and manager and sole member of the Lender, is a record and beneficial owner of approximately 45.9% of the outstanding capital stock of the Company.

Also see Notes 7 and 8.

Note 14:	Commitments and Contingencies

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

ApplianceSmart Bankruptcy and Other ApplianceSmart Related Litigation Matters

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

On April 26, 2019, New Leaf Serv. Contracts, LLC (“New Leaf”) filed suit against ApplianceSmart and the Company in the District Court of Dallas County, Texas (the “Dallas Court”) alleging, among other things, breach of contract.  Plaintiff seeks damages of approximately $215, plus interest and attorneys’ fees.  This matter was subsequently abated to allow the parties to arbitrate this dispute.  The Company has asserted certain counterclaims against New Leaf.  This matter has been stayed as a result of the Chapter 11 Case.

Warranties

During 2019, the Company became the principal for certain extended warranties, as a result, warranty reserves are included in accrued liabilities in our consolidated balance sheet.  The following table summarizes the warranty reserve activity for the six months ended March 31, 2020:

Beginning balance, September 30, 2019	$292
Warranties issued/accrued	—
Warranty settlements	(35)
Ending balance, March 31, 2020	$257

Note 15:	Income Taxes

The income tax rate for the three months ended March 31, 2020 and 2019 was 26.8% and 29.9%, respectively. The income tax rate for the six months ended March 31, 2020 and 2019 was 26.7% and 27.7%, respectively. The effective income tax rate differs from the U.S. federal statuary rate primarily due to state taxes and certain non-deductible expenses. As of March 31, 2020, the Company had no uncertain tax positions. The Company is subject to taxation and files income tax returns in the U.S., and various state jurisdictions. The Company is subject to audit for U.S. purposes for the current and prior three years; and for state purposes the current and prior four years.

Note 16:	Segment Reporting

The Company operates in three segments which are characterized as: (1) Manufacturing, (2) Retail and Online, and (3) Services. The Manufacturing Segment consists of Marquis Industries, the Retail and Online segment consists of Vintage Stock and ApplianceSmart, and the Services segment consists of the directory services business.

The following tables summarize segment information for the three and six months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Revenues
Retail and Online	$18,986	$25,748	$40,474	$56,392
Manufacturing	27,301	21,062	47,668	43,445
Services	144	163	290	332
	$46,431	$46,973	$88,432	$100,169

Gross profit
Retail and Online	$10,334	$12,742	$21,454	$26,318
Manufacturing	7,308	5,755	12,676	11,357
Services	133	154	271	313
	$17,776	$18,651	$34,402	$37,988

Operating income (loss)
Retail and Online	$237	$(129)	$1,183	$(368)
Manufacturing	2,698	2,021	5,101	4,193
Services	132	154	270	312
	$3,068	$2,046	$6,555	$4,137

Depreciation and amortization
Retail and Online	$342	$882	$991	$1,671
Manufacturing	888	610	1,486	1,304
Services	—	—	—	—
	$1,231	$1,492	$2,477	$2,975

Interest expenses
Retail and Online	$830	$1,120	$1,797	$2,296
Manufacturing	440	416	830	893
Services	—	—	—	—
	$1,270	$1,536	$2,627	$3,189

Net income (loss) before provision for income taxes
Retail and Online	$873	$(1,333)	$(403)	$(2,605)
Manufacturing	2,116	1,854	3,996	5,066
Services	132	154	270	312
	$3,121	$675	$3,863	$2,773

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

Note 17:	Subsequent Events

Isaac Capital Fund Revolving Promissory Note

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby the Isaac Capital Group, LLC (“ICG”) agreed to provide the Company with a $1,000 revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023.  The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities.  As of January 29, 2020, ICG is a record and beneficial owner of approximately 38.4% of the outstanding capital stock of the Company, and Jon Isaac, the Company’s President and Chief Executive Officer, and manager and sole member of ICG, is a record and beneficial owner of approximately 45.9% of the outstanding capital stock of the Company.

Marquis PPP Loan

On May 4, 2020, Marquis entered into a promissory note (the “Promissory Note”) with Bank of America, N.A. that provides for a loan in the amount of $4,768 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures two years from the funding date of the PPP Loan and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company intends to apply for forgiveness of a portion of the loan in accordance with the terms of the CARES Act to the extent applicable.  No assurance is provided that forgiveness for all or any portion of the PPP Loan will be obtained.  On May 5, 2020, Marquis received the funds from the PPP Loan.

On May 4, 2020, in connection with the PPP Loan, Marquis Affiliated Holdings, LLC, a subsidiary of the Company and Marquis entered into a Ninth Amendment to Loan and Security Agreement with BofA (the “Ninth Amendment”).  The Ninth Amendment amends, modifies, restates or supplements the Loan and Security Agreement, dated as of July 6, 2015, as amended from time to time, among MAH, Marquis and BofA (the “Senior Credit Facility”) to, among other things, permit the incurrence of the PPP Loan.

ApplianceSmart Contracting

On April 22, 2020, the Company sold ApplianceSmart Contracting Inc. (“ApplianceSmart Contracting”) to a related party for $60.  In connection with the sale, and under the terms of a purchase and sale agreement and a secured promissory note (the “ASC Note”), the Company agreed to loan ApplianceSmart Contracting up to $382 to satisfy then outstanding sales tax obligations owed by ApplianceSmart Contracting. Advances under the loan are only made by the Company to ApplianceSmart Contracting upon the presentation of evidence by ApplianceSmart Contracting of the satisfaction of one or more outstanding state sales tax amounts.  Advances bear interest at 8.0% per annum.  The loan matures on September 30, 2022 or on such earlier date as provided in the

ASC Note.  The loan is guaranteed by the related party and secured by the assets of ApplianceSmart Contracting.  At the closing of the sale transaction, the Company advanced ApplianceSmart Contracting $60.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2020, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 Form 10-K”).

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

Our principal offices are located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this Quarterly Report on Form 10-Q) is located at www.liveventures.com. Our common stock trades on the NASDAQ Capital Market under the symbol “LIVE”.

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

Results of Operations Three Months Ended March 31, 2020 and 2019

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenues	$46,431	100.0%	$46,973	100.0%
Cost of revenues	28,655	61.7%	28,322	60.3%
Gross profit	17,776	38.3%	18,651	39.7%
General and administrative expenses	11,701	25.2%	12,794	27.2%
Sales and marketing expenses	3,007	6.5%	3,811	8.1%
Operating income	3,068	6.6%	2,046	4.4%
Interest expense, net	(1,270)	(2.7)%	(1,536)	(3.3)%
Gain on lease settlement, net	1,448	3.1%	—	0.0%
Other income (expense)	(125)	(0.3)%	165	0.4%
Income before provision for income taxes	3,121	6.7%	675	1.4%
Provision for income taxes	836	1.8%	202	0.4%
Net income	$2,285	4.9%	$473	1.0%

The following table sets forth revenues for key product categories revenue and percentages of total revenue for each key product category indicated:

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Revenue
Used Movies, Music, Games and Other	$9,516	20.5%	$10,672	22.7%
New Movies, Music, Games and Other	7,743	16.7%	8,562	18.2%
Rentals, Concessions and Other	186	0.4%	255	0.5%
Retail Appliance	1,541	3.3%	6,258	13.3%
Carpets	19,524	42.0%	14,048	29.9%
Hard Surface Products	7,762	16.7%	6,702	14.3%
Synthetic Turf Products	15	0.0%	313	0.7%
Directory Services	144	0.3%	163	0.3%
Total Revenue	$46,431	100.0%	$46,973	100.0%

The following table sets forth gross profit earned by key product categories and gross profit as a percentage of revenue for each key product category indicated:

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
	Gross Profit	Gross Profit %	Gross Profit	Gross Profit %
Gross Profit
Used Movies, Music, Games and Other	$7,731	81.2%	$8,716	81.7%
New Movies, Music, Games and Other	2,184	28.2%	2,527	29.5%
Rentals, Concessions and Other	72	38.8%	162	63.5%
Retail Appliance	342	22.2%	1,337	21.4%
Carpets	5,344	27.4%	3,946	28.1%
Hard Surface Products	1,969	25.4%	1,797	26.8%
Synthetic Turf Products	—	0.0%	12	3.8%
Directory Services	133	92.6%	154	94.5%
Total Gross Profit	$17,776	38.3%	$18,651	39.7%

Revenue

Revenue remained consistent a $46,431 for the three months ended March 31, 2020 as compared to $46,973 for the three months ended March 31, 2019. Revenue from retail appliances decreased significantly due to ApplianceSmart declining sales and the closure of certain retail locations.   The decrease in retail appliance revenue was offset by an increase in carpet and hard surface products as a result of the Lonesome Oak acquisition (see Note 4 to the condensed consolidated financial statements).

Cost of Revenue

Cost of revenue remained consistent at $28,655 for the three months ended March 31, 2020 as compared $28,322 for the three months ended March 31, 2019. Costs of revenue varied proportionately with the variance in revenue.

Gross Profit

Gross profit remained consistent at $17,776 for the three months ended March 31, 2020 as compared to $18,651 the three months ended March 31, 2019.

General and Administrative Expense

General and Administrative expense decreased $1,093 or 9%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to lower costs resulting from the decrease rent expense and employee costs associated with closure of the ApplianceSmart retail locations.

Selling and Marketing Expense

Selling and marketing expense decreased $804 or 21%, for the three months March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to reduced marketing efforts related to the ApplianceSmart retail location closures.

Operating Income

Because of the factors described above, operating income of $3,068 for the three months ended March 31, 2020 represented an increase of $1,022 or 50% over the comparable prior year period of $2,046.

Interest Expense, net

Interest expense, net decreased $266 or 17%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to a decrease in certain interest rates and the continued efforts to repay debt obligations.

Gain on lease settlement, net

During the three months ended March 31, 2020, the Company recorded a net gain on lease settlement $1,448 resulting from the extinguishment of the lease liability associated with the closed ApplianceSmart retail locations. There were no similar gains during the three months ended March 31, 2019.

Other Income

Other expense of $125 for the three months ended March 31, 2020 was primarily related to the warrant extension fair value adjustment. Other income of $165 for the three months ended March 31, 2019 was driven by breakage income related to gift cards which are no longer reportable under state escheatment laws.

Provision for Income Taxes

Provision for income taxes was $836, for the three months ended March 31, 2020 as compared to $202 for the three months ended March 31, 2019 primarily due to the variance in net income.

Net Income

The factors described above led to net income of $2,285 for the three months ended March 31, 2020, which was an increase of $1,812 compared to net income of $473 for the three months ended March 31, 2019.

Results of Operations Six Months Ended March 31, 2020 and 2019

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	For the Six Months Ended March 31, 2020		For the Six Months Ended March 31, 2019
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenues	$88,432	100.0%	$100,169	100.0%
Cost of revenues	54,030	61.1%	62,181	62.1%
Gross profit	34,402	38.9%	37,988	37.9%
General and administrative expenses	22,510	25.5%	25,694	25.7%
Sales and marketing expenses	5,337	6.0%	8,157	8.1%
Operating income	6,555	7.4%	4,137	4.1%
Interest expense, net	(2,627)	(3.0)%	(3,189)	(3.2)%
Gain on lease settlement, net	241	0.3%	—	0.0%
Other income (expense)	(306)	-0.3%	1,825	1.8%
Income before provision for income taxes	3,863	4.4%	2,773	2.8%
Provision for income taxes	1,031	1.2%	769	0.8%
Net income	$2,832	3.2%	$2,004	2.0%

The following table sets forth revenues for key product categories revenue and percentages of total revenue for each key product category indicated:

	For the Six Months Ended March 31, 2020		For the Six Months Ended March 31, 2019
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Revenue
Used Movies, Music, Games and Other	$19,931	22.5%	$21,932	21.9%
New Movies, Music, Games and Other	17,403	19.7%	18,948	18.9%
Rentals, Concessions and Other	386	0.4%	550	0.5%
Retail Appliance	2,754	3.1%	14,962	14.9%
Carpets	32,884	37.2%	28,338	28.3%
Hard Surface Products	14,614	16.5%	13,637	13.6%
Synthetic Turf Products	170	0.2%	1,470	1.5%
Directory Services	290	0.3%	332	0.3%
Total Revenue	$88,432	100.0%	$100,169	100.0%

The following table sets forth gross profit earned by key product categories and gross profit as a percentage of revenue for each key product category indicated:

	For the Six Months Ended March 31, 2020		For the Six Months Ended March 31, 2019
	Gross Profit	Gross Profit %	Gross Profit	Gross Profit %
Gross Profit
Used Movies, Music, Games and Other	$16,057	80.6%	$17,784	81.1%
New Movies, Music, Games and Other	4,679	26.9%	4,928	26.0%
Rentals, Concessions and Other	149	38.6%	360	65.5%
Retail Appliance	569	20.7%	3,246	21.7%
Carpets	9,184	27.9%	7,608	26.8%
Hard Surface Products	3,409	23.3%	3,545	26.0%
Synthetic Turf Products	83	48.8%	204	13.9%
Directory Services	271	93.6%	313	94.3%
Total Gross Profit	$34,402	38.9%	$37,988	37.9%

Revenue

Revenue decreased $11,737 or 12% for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. Revenue from retail appliances decreased significantly due to ApplianceSmart declining sales and the closure of certain retail locations.  Synthetic turf revenue decreased due to the sale of the equipment as the Company exits this division. Carpet and hard surface products as a result of the Lonesome Oak acquisition (see Note 4 to the condensed consolidated financial statements).

Cost of Revenue

Cost of revenue decreased $8,151 or 13% for the six months ended March 31, 2020 as compared the six months ended March 31, 2019. Costs of revenue varied proportionately with the variance in revenue.

Gross Profit

The decrease in revenue and costs of revenues discussed above resulted in a decrease in gross profit of $3,586 or 9% for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019.

General and Administrative Expense

General and Administrative expense decreased $3,184 or 12%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019 primarily due to lower costs resulting from the decrease rent expense and employee costs associated with closure of the ApplianceSmart retail locations.

Selling and Marketing Expense

Selling and marketing expense decreased $2,820 or 35%, for the six months March 31, 2020 as compared to the six months ended March 31, 2019 primarily due to reduced marketing efforts related to the ApplianceSmart retail location closures.

Operating Income

Because of the factors described above, operating income of $6,555 for the six months ended March 31, 2020 represented an increase of $2,418 or 58% over the comparable prior year period of $4,137.

Interest Expense, net

Interest expense net decreased $562 or 18%, for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019 due to a decrease in certain interest rates and the continued efforts to repay debt obligations.

Gain on lease settlement, net

During the six months ended March 31, 2020, the Company recorded a net gain on lease settlement of $241 which consisted of impairment charges of $1,207 related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases, offset by a gain on lease settlement of $1,448 resulting from the extinguishment of the lease liability associated with the closed retail locations. There were no such transactions during the six months ended March 31, 2019.

Other Income

Other expense of $306 for the six months ended March 31, 2020 was primarily related to the warrant extension fair value adjustment. Other income of $1,825 for the six months ended March 31, 2019 was driven by $1,518 of gain on sale of the Marquis Synthetic Turf Products business during December 2018.

Provision for Income Taxes

Provision for income taxes was $1,031, for the six months ended March 31, 2020 as compared to $769 for the six months ended March 31, 2019 primarily due to the variance in net income.

Net Income

The factors described above led to net income of $2,832 for the six months ended March 31, 2020, which was a $828 or 41% increase to net income of $2,004 for the three months ended March 31, 2019

Segment Performance

We report our business in the following segments: Retail and Online, Manufacturing and Services. We identified these segments based on a combination of business type, customers serviced and how we divide management responsibility. Our revenues and profits are driven through our physical stores, e-commerce, individual sales representatives and our internet services.

Operating income by operating segment, is defined as income before net interest expense, other income and expense, provision for income taxes and income attributable to non-controlling interest.

	For the Three Months Ended March 31, 2020				For the Three Months Ended March 31, 2019
	Retail & Online	Manufacturing	Services	Total	Retail & Online	Manufacturing	Services	Total
Revenue	$18,986	$27,301	$144	$46,431	$25,747	$21,063	$163	$46,973
Cost of Revenue	8,652	19,993	11	28,655	13,005	15,308	9	28,322
Gross Profit	10,334	7,308	133	17,776	12,742	5,755	154	18,651
General and Administrative Expense	9,662	2,038	1	11,701	11,261	1,533	—	12,794
Selling and Marketing Expense	435	2,572	—	3,007	1,610	2,201	—	3,811
Operating Income (Loss)	$237	$2,698	$132	$3,068	$(129)	$2,021	$154	$2,046

	Three Months Ended March 31, 2020 Segments in % of Revenue				Three Months Ended March 31, 2019 Segments in % of Revenue
	Retail & Online	Manufacturing	Services	Total	Retail & Online	Manufacturing	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	45.6%	73.2%	7.4%	61.7%	50.5%	72.7%	5.5%	60.3%
Gross Profit	54.4%	26.8%	92.6%	38.3%	49.5%	27.3%	94.5%	39.7%
General and Administrative Expense	50.9%	7.5%	0.7%	25.2%	43.7%	7.3%	0.0%	27.2%
Selling and Marketing Expense	2.3%	9.4%	0.0%	6.5%	6.3%	10.4%	0.0%	8.1%
Operating Income (Loss)	1.2%	9.9%	91.9%	6.6%	-0.5%	9.6%	94.5%	4.4%

Retail and Online Segment

Segment results for Retail and Online include Vintage Stock and ApplianceSmart. Revenue for the three months ended March 31, 2020 decreased $6,761, or 26%, as compared to the prior year, primarily due to the ApplianceSmart retail location closures during fiscal 2019. Cost of revenue for the three months ended March 31, 2020 decreased $4,353 or 33%, as compared to the prior year period, primarily due to the decrease in revenue. Operating income for the three months ended March 31, 2020 was $237, as compared to operating loss of $129 the prior year period, primarily due to the decrease in gross profit, general and administrative costs and selling and marketing expenses due to ApplianceSmart retail location closures.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the three months ended March 31, 2020 increased $6,238 or 30%, as compared to the prior year period, due to Lonesome Oak acquisition (see Note 4 to the condensed consolidated financial statements). Cost of revenue for the three months ended March 31, 2020 increased proportionately with revenue, as compared to the prior year period. Operating income for the three months ended March 31, 2020 of $2,698 remained constant compared to the prior year period of $2,021.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues and operating income continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

	For the Six Months Ended March 31, 2020				For the Six Months Ended March 31, 2019
	Retail & Online	Manufacturing	Services	Total	Retail & Online	Manufacturing	Services	Total
Revenue	$40,474	$47,668	$290	$88,432	$56,392	$43,445	$332	$100,169
Cost of Revenue	19,020	34,992	19	54,030	30,074	32,088	19	62,181
Gross Profit	21,454	12,676	271	34,402	26,318	11,357	313	37,988
General and Administrative Expense	19,339	3,170	1	22,510	22,670	3,023	1	25,694
Selling and Marketing Expense	932	4,405	—	5,337	4,016	4,141	—	8,157
Operating Income (Loss)	$1,183	$5,101	$270	$6,555	$(368)	$4,193	$312	$4,137

	Six Months Ended March 31, 2020 Segments in % of Revenue				Six Months Ended March 31, 2019 Segments in % of Revenue
	Retail & Online	Manufacturing	Services	Total	Retail & Online	Manufacturing	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	47.0%	73.4%	6.4%	61.1%	53.3%	73.9%	5.7%	62.1%
Gross Profit	53.0%	26.6%	93.6%	38.9%	46.7%	26.1%	94.3%	37.9%
General and Administrative Expense	47.8%	6.7%	0.3%	25.5%	40.2%	7.0%	0.3%	25.7%
Selling and Marketing Expense	2.3%	9.2%	0.0%	6.0%	7.1%	9.5%	0.0%	8.1%
Operating Income (Loss)	2.9%	10.7%	93.2%	7.4%	-0.7%	9.7%	94.0%	4.1%

Retail and Online Segment

Segment results for Retail and Online include Vintage Stock and ApplianceSmart. Revenue for the six months ended March 31, 2020 decreased $15,918, or 28%, as compared to the prior year, primarily due to the ApplianceSmart retail location closures during fiscal 2019. Cost of revenue for the six months ended March 31, 2020 decreased $11,054 or 37%, as compared to the prior year period, primarily due to the decrease in revenue. Operating income for the six months ended March 31, 2020 was $1,183, as compared to operating loss of $368 the prior year period, primarily due to the decrease in gross profit, general and administrative costs and selling and marketing expenses due to ApplianceSmart retail location closures.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the six months ended March 31, 2020 increased $4,223, or 10%, as compared to the prior year period, due to Lonesome Oak acquisition (see Note 4 to the condensed consolidated financial statements), partially offset by a decrease in synthetic turf products due to the sale of equipment for this division during December 2018. Cost of revenue for the six months ended March 31, 2020 decreased proportionately with revenue, as compared to the prior year period. Operating income for the six months ended March 31, 2020 increased $908 to $5,101 from $4,193 for the six months ended March 31, 2019.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues and operating income continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Liquidity and Capital Resources

Overview

Based on our operating plans as of March 31, 2020, we believe that available cash balances, cash generated from our operating activities and funds available under our asset based revolver lines of credit will provide sufficient liquidity to fund our operations, pay our scheduled loan payments, fund our continued investments in store openings and remodelling activities, continue to repurchase shares, and pay dividends on our shares of Series E Preferred Stock as declared by the Board of Directors, for at least the next 12 months.

We have two asset-based revolver lines of credit (i) Bank of America Revolver Loan (“BofA Revolver”) used by Marquis and (ii) Texas Capital Bank Revolver Loan (“TCB Revolver”) used by Vintage Stock.

As of March 31, 2020, we had total cash on hand of $1,496, an additional $17,725 of available borrowing under the BofA Revolver, and an additional $3,433 of available borrowing under the TCB Revolver. On May 4, 2020, Marquis entered into a promissory note (the “Promissory Note”) with Bank of America, N.A. that provides for a loan in the amount of $4,768 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Loan matures two years from the funding date of the PPP Loan and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company intends to apply for forgiveness of a portion of the loan in accordance with the terms of the CARES Act to the extent applicable.  No assurance is provided that forgiveness for all or any portion of the PPP Loan will be obtained.  On May 5, 2020, Marquis received the funds from the PPP Loan.

Additionally, on April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby the Isaac Capital Group, LLC (“ICG”) agreed to provide the Company with a $1,000 revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023.  The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities.  As of January 29, 2020, ICG is a record and beneficial owner of approximately 38.4% of the outstanding capital stock of the Company, and Jon Isaac, the Company’s President and Chief Executive Officer, and manager and sole member of ICG, is a record and beneficial owner of approximately 45.9% of the outstanding capital stock of the Company

As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt (including convertible debt) or equity securities. The amount, nature, and timing of any borrowings or sales of debt (including convertible debt) or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

In March 2020, there was a global outbreak of COVID-19 (Coronavirus) that has resulted in changes in global supply of certain products.  The pandemic is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and traffic within shopping centers, and, where applicable, malls, containing our stores.  As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine are continuing to increase, which has already affected, and may continue to affect, traffic to our stores. As of March 31, 2020, Vintage Stock has closed all of its retail locations in response to the crisis. As of May 14, 2020, Vintage reopen all but four of its 62 retail locations and expects to reopen its remaining retail locations as soon as possible while maintaining compliance with government mandates. We are unable to predict when all stores will reopen or if additional periods of store closures will be needed or mandated. During March and April 2020, Marquis conducted rolling layoffs for certain employees, however, during May 2020, all employees have returned to their respective locations. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity, and cash flows, and may require significant actions in response, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of our products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Working Capital

We had working capital of $8,584 as of March 31, 2020 as compared to working capital of $20,727 as of September 30, 2019 with current assets increasing by $11,725 and current liabilities increasing by $23,868. Such changes in working capital were primarily attributable to the Lonesome Oak acquisition, increase in short term lease obligations due to the adoption of the new lease accounting standard, an increase in the current portion of debt, a decrease in trade receivables and net debtor-in-possession liabilities.

Cash Flows from Operating Activities

The Company’s cash and cash equivalents at March 31, 2020 was $1,496 compared to $2,681 at September 30, 2019, a decrease of $1,185.  Net cash provided by operations was $6,571 for the six months ended March 31, 2020 as compared to net cash provided by operations of $6,986 for the same period in 2019 primarily due to the Result of operations discussed above.

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

Cash Flows from Investing Activities

Our cash flows used in investing activities of $2,412 for the six months ended March 31, 2020 consisted primarily of purchases of property and equipment of $1,858 and a $550 payment associated with the Lonesome Oak acquisition (see Note 4 to the condensed consolidated financial statements). Our cash flows provided by investing activities of $3,347 for the six months ended March 31, 2019 consisted primarily of proceeds from the sale of property and equipment.

Cash Flows from Financing Activities

Our cash flows used in financing activities during the six months ended March 31, 2020 consisted of $2,640 net borrowings under revolver loans, purchase of treasury stock $759, payment on notes payable $12,035, proceeds on notes payable of $5,000 and cash classified as debtor-in-possession of $187.

Our cash flows used in financing activities during the six months ended March 31, 2019 consisted of $2,516 in net payments under revolver loans, $118 in payments of debt issuance costs, purchase of treasury stock of $321, $100 payment on related party notes payable and payment on notes payable of $6,728.

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

Sources of Liquidity

We utilize cash on hand and cash generated from operations and have funds available to us under our three revolving loan facilities (the BofA Revolver, TCB Revolver and ICG Revolver) to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks. Our term debt facilities are not revolving credit facilities and require scheduled payments of principal and interest.

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 7 to the consolidated financial statements. The following tables summarize the BofA Revolver for the period:

	During the six months ended March 31,
	2020	2019
Cumulative borrowing during the period	$60,479	$44,740
Cumulative repayment during the period	55,035	48,120
Maximum borrowed during the period	11,347	8,071
Weighted average interest for the period	3.52%	4.19%

	March 31, 2020	September 30, 2019
Total availability	$17,725	$14,914
Total outstanding	5,457	13

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver subject to availability as described in Note 7 to the consolidated financial statements. The following tables summarize the TCB Revolver for the period:

	During the six months ended March 31,
	2020	2019
Cumulative borrowing during the period	$35,808	$39,644
Cumulative repayment during the period	37,831	40,895
Maximum borrowed during the period	11,798	11,932
Weighted average interest for the period	4.02%	4.70%

	March 31, 2020	September 30, 2019
Total availability	$3,433	$1,410
Total outstanding	8,567	10,590

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

Off-Balance Sheet Arrangements

At March 31, 2020, we had no off-balance sheet arrangements, commitments, or guarantees that require additional disclosure or measurement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2020.  Management noted the following deficiencies that management believes to be material weaknesses:

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

Please refer to ‘‘Item 3. Legal Proceedings’’ in our Annual Report on Form 10-K for the year ended September 30, 2019 and our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019 for information regarding material pending legal proceedings.

ITEM 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  Unregistered Sales of Equity Securities and Use of funds

On February 20, 2018, the Company announced a $10 million common stock repurchase program. Below are the purchases during the three months ended March 31, 2020:

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
January 2020	21,757	$7.65	21,757	$8,371,064
February 2020	16,956	6.26	16,956	8,244,420
March 2020	26,155	5.29	26,155	8,127,202
	64,868		64,868

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

Live Ventures Incorporated

Dated: May 15, 2020	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2020	/s/ Virland A. Johnson
Chief Financial Officer
(Principal Financial Officer)