Form 10-Q/A
period 2019-12-31
LIVE VENTURES Inc
filed 2020-08-14
CIK 1045742

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 as originally filed with the Securities and Exchange Commission on April 13, 2020 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii)  Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatement described below.

Our previously issued consolidated financial statements for the quarterly period ended December 31, 2019 has been reclassified and restated. As described in more detail in Note 1 to our consolidated financial statements, we have determined that our previously reported results for the quarter ended December 31, 2019 erroneously accounted for the impairment charges associated with certain right of use assets which were written down due to the voluntary Chapter 11 bankruptcy filing by our subsidiary ApplianceSmart, Inc. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED DECEMBER 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2019	September 30, 2019
	(Unaudited)
Assets
Cash	$1,502	$2,681
Trade receivables, net	9,109	11,901
Inventories, net	36,835	38,558
Income taxes receivable	161	235
Prepaid expenses and other current assets	1,964	2,377
Debtor in possession assets	2,688	—
Total current assets	52,259	55,752
Property and equipment, net	22,101	22,596
Right of use asset - operating leases	19,277	—
Deposits and other assets	50	90
Deferred taxes	4,588	4,869
Intangible assets, net	1,397	2,199
Goodwill	36,947	36,947
Total assets	$136,619	$122,453
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$5,783	$14,144
Accrued liabilities	5,129	12,984
Lease obligation short term - operating leases	7,182	—
Current portion of long-term debt	15,989	7,897
Debtor in possession liabilities	13,568	—
Total current liabilities	47,651	35,025
Long-term debt, net of current portion	35,270	47,819
Lease obligation long term - operating leases	12,697	—
Notes payable related parties, net of current portion	4,826	4,826
Other non-current obligations	1,112	654
Total liabilities	101,556	88,324
Commitments and contingencies
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at December 31, 2019 and September 30, 2019	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 and 77,840 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,784,310 and 1,826,009 shares issued and outstanding at December 31, 2019 and September 30, 2019, respectively	2	2
Paid in capital	64,219	63,924
Treasury stock common 303,876 shares as of December 31, 2019 and 262,177 shares as of September 30, 2019	(2,781)	(2,438)
Treasury stock Series E preferred 80,000 shares as of December 31, 2019 and 50,000 shares as of September 30, 2019	(7)	(4)
Accumulated deficit	(26,370)	(27,355)
Total stockholders' equity	35,063	34,129
Total liabilities and stockholders' equity	$136,619	$122,453

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share)

	Three Months Ended December 31,
	2019	2018
Revenues	$42,001	$53,196
Cost of revenues	25,375	33,859
Gross profit	16,626	19,337

Operating expenses:
General and administrative expenses	10,809	12,901
Sales and marketing expenses	2,330	4,346
Total operating expenses	13,139	17,247
Operating income	3,487	2,090
Other (expense) income:
Interest expense, net	(1,357)	(1,653)
Impairment charges	(614)	—
Other income (expense)	(181)	1,660
Total other (expense) income, net	(2,152)	7
Income before provision for income taxes	1,335	2,097
Provision for income taxes	350	567
Net income	$985	$1,530

Dividends declared - series B convertible preferred stock	$—	$—
Dividends declared - series E convertible preferred stock	$—	$—
Dividends declared - common stock	$—	$—

Earnings per share:
Basic	$0.55	$0.79
Diluted	$0.28	$0.41

Weighted average common shares outstanding:
Basic	1,806,746	1,945,247
Diluted	3,540,953	3,696,030

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Three Months Ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$985	$1,530
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,085	1,482
Amortization of right-of-use assets	327	—
Impairment charges	614	—
Gain or loss on disposal of property and equipment	47	(1,507)
Amortization of debt issuance cost	108	97
Stock based compensation expense	29	47
Warrant extension fair value adjustment	266	—
Change in deferred rent	370	12
Change in reserve for uncollectible accounts	415	67
Change in reserve for obsolete inventory	(170)	18
Change in deferred income taxes	281	527
Change in other	103	169
Changes in assets and liabilities:
Trade receivables	1,929	2,838
Inventories	439	3,993
Income taxes receivable	74	24
Prepaid expenses and other current assets	290	133
Deposits and other assets	9	15
Accounts payable	(2,182)	(2,090)
Accrued liabilities	(2,020)	894
Net cash provided by operating activities	2,999	8,249

INVESTING ACTIVITIES:
Purchase of intangible assets	(4)	(46)
Proceeds from the sale of property and equipment	—	4,377
Purchase of property and equipment	(641)	(496)
Net cash provided by (used in) investing activities	(645)	3,835

FINANCING ACTIVITIES:
Net borrowings (payments) under revolver loans	(972)	(7,347)
Purchase of series E preferred treasury stock	(3)	—
Purchase of common treasury stock	(343)	(19)
Debtor in possession - cash	(173)
Payments on notes payable	(2,042)	(3,258)
Net cash used in financing activities	(3,533)	(10,624)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,179)	1,460
CASH AND CASH EQUIVALENTS, beginning of period	2,681	2,742
CASH AND CASH EQUIVALENTS, end of period	$1,502	$4,202

Supplemental cash flow disclosures:
Interest paid	$1,187	$1,457
Income taxes paid (refunded)	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2019	214,244	$—	77,840	$—	1,826,009	$2	$63,924	$(4)	$(2,438)	$(27,355)	$34,129
Stock based compensation	—	—	—	—	—	—	29	—	—	—	29
Warrant extension fair value adjustment	—	—	—	—	—	—	266	—	—	—	266
Purchase of common treasury stock	—	—	—	—	(41,699)	—	—	—	(343)	—	(343)
Purchase of Series E preferred stock	—	—	(30,000)	—	—	—	—	(3)	—	—	(3)
Net income	—	—	—	—	—	—	—	—	—	985	985
Balance, December 31, 2019	214,244	$—	47,840	$—	1,784,310	$2	$64,219	$(7)	$(2,781)	$(26,370)	$35,063

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2018	214,244	$—	77,840	$—	1,945,247	$2	$63,654	$(4)	$(1,550)	$(22,654)	$39,448
Stock based compensation	—	—	—	—	—	—	47	—	—	—	47
Purchase of common treasury stock	—	—	—	—	(2,819)	—	—	—	(19)	—	(19)
Net income	—	—	—	—	—	—	—	—	—	1,530	1,530
Balance, December 31, 2018	214,244	$—	77,840	$—	1,942,428	$2	$63,701	$(4)	$(1,569)	$(21,124)	$41,006

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

Restatement

During the three months ended December 31, 2019, the Company originally incurred $1,207 of impairment charges related to the decision to close additional ApplianceSmart retail locations, resulting in a decrease to the associated right of use asset related to these leases. These locations physically closed during the three months ended March 31, 2020. However, the Company miscalculated the impairment charges and the right of use asset associated with the closure of certain retail locations. The impairment charge should have been $614 and not $1,207 as originally reported for the three months ended December 31, 2019. As a result, we have reduced the original impairment charge and increased the right of use asset by $593. The provision for income taxes increased $155 with a corresponding decreased to deferred tax assets as a result of the decrease in impairment charges. Additionally, we reclassified a portion, $177, of the short term lease obligations to long term lease obligations.

The following table details the balance sheet and income statement line items effected by this restatement.

	As previously reported	Correction	As restated
Consolidated balance sheet as of December 31, 2019
Right of use asset - operating leases	$18,684	$593	$19,277
Deferred taxes	4,743	(155)	4,588
Total assets	136,181	438	136,619

Lease obligation short term - operating leases	7,359	(177)	7,182
Lease obligation long term - operating leases	12,520	177	12,697
Total liabilities	101,556	—	101,556

Accumulated deficit	(26,808)	438	(26,370)
Total stockholders' equity	34,625	438	35,063

Consolidated statement of income for the three months ended December 31, 2019
Impairment charges	$(1,207)	$593	$(614)
Provision for income taxes	195	155	350
Net income	547	438	985

Note 2:	Summary of Significant Accounting Policies

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

The following table details our right of use assets and lease liabilities as of December 31, 2019:

December 31, 2019
Right of use asset - operating leases	$19,277
Operating lease liabilities:
Current	7,182
Long term	12,697

Total present value of future lease payments as of December 31, 2019:

Twelve months ended December 31,
2020	$7,182
2021	5,241
2022	3,267
2023	2,026
2024	1,132
Thereafter	2,193
Total	21,041
Less implied interest	(1,162)
Present value of payments	$19,879

During the three months ended, the Company incurred $614 of impairment charges related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases.  These locations physically closed during the three months ended March 31, 2020.

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

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended December 31,
	2019	2018
Basic
Net income	$985	$1,530
Less: preferred stock dividends	—	—
Net income applicable to common stock	$985	$1,530

Weighted average common shares outstanding	1,806,746	1,945,247
Basic earnings per share	$0.55	$0.79

Diluted
Net income applicable to common stock	$985	$1,530
Add: preferred stock dividends	—	—
Net income applicable for diluted earnings per share	$985	$1,530

Weighted average common shares outstanding	1,806,746	1,945,247
Add: Options	25,000	11,576
Add: Series B Preferred Stock	1,071,220	1,071,220
Add: Series B Preferred Stock Warrants	590,147	590,147
Add: Series E Preferred Stock	47,840	77,840
Assumed weighted average common shares outstanding	3,540,953	3,696,030
Diluted earnings per share	$0.28	$0.41

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

The following tables summarize segment information for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019	2018
Revenues
Retail and Online	$21,488	$30,645
Manufacturing	20,367	22,382
Services	146	169
	$42,001	$53,196

Gross profit
Retail and Online	$11,120	$13,577
Manufacturing	5,368	5,601
Services	138	159
	$16,626	$19,337

Operating income (loss)
Retail and Online	$946	$(239)
Manufacturing	2,403	2,170
Services	138	159
	$3,487	$2,090

Depreciation and amortization
Retail and Online	$487	$788
Manufacturing	598	694
Services	—	—
	$1,085	$1,482

Interest expenses
Retail and Online	$967	$1,176
Manufacturing	390	477
Services	—	—
	$1,357	$1,653

Net income (loss) before provision for income taxes
Retail and Online	$(678)	$(1,273)
Manufacturing	1,875	3,211
Services	138	159
	$1,335	$2,097

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

Results of Operations Three Months Ended December 31, 2019 and 2018

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenue	$42,001	100.0%	$53,196	100.0%
Cost of Revenue	25,375	60.4%	33,859	63.6%
Gross Profit	16,626	39.6%	19,337	36.4%
General and Administrative Expense	10,809	25.7%	12,901	24.3%
Selling and Marketing Expense	2,330	5.5%	4,346	8.2%
Operating Income	3,487	8.3%	2,090	3.9%
Interest Expense, net	(1,357)	(3.2)%	(1,653)	(3.1)%
Impairment charges	(614)	-1.5%	—	0.0%
Other Income (expense)	(181)	(0.4)%	1,660	3.1%
Net Income before Income Taxes	1,335	3.2%	2,097	3.9%
Provision for Income Taxes	350	0.8%	567	1.1%
Net Income	$985	2.3%	$1,530	2.9%

The following table sets forth revenues for key product categories revenue and percentages of total revenue for each key product category indicated:

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Revenue
Used Movies, Music, Games and Other	$10,415	24.8%	$11,258	21.2%
New Movies, Music, Games and Other	9,660	23.0%	10,388	19.5%
Rentals, Concessions and Other	200	0.5%	296	0.6%
Retail Appliance	1,213	2.9%	8,703	16.4%
Carpets	13,360	31.8%	14,290	26.9%
Hard Surface Products	6,852	16.3%	6,935	13.0%
Synthetic Turf Products	155	0.4%	1,157	2.2%
Directory Services	146	0.3%	169	0.3%
Total Revenue	$42,001	100.0%	$53,196	100.0%

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

Impairment charges

During the three months ended, the Company incurred $614 of impairment charges related to the decision to close additional ApplianceSmart retail locations.  These locations physically closed during the three months ended March 31, 2020.  There were no similar charges during the three months ended December 31, 2018.

Other Income

Other expense of $181 for the three months ended December 31, 2019 was primarily related to the warrant extension fair value adjustment. Other income of $1,660 for the three months ended December 31, 2018 was driven by $1,518 of gain on sale of the Marquis Synthetic Turf Products business during December 2018.

Provision for Income Taxes

Provision for income taxes was $350, for the three months ended December 31, 2019 as compared to $567 for the three months ended December 31, 2018 primarily due to the variance in net income.

Net Income

The factors described above led to net income of $985 for the three months ended December 31, 2019, compared to net income of $1,530 for the three months ended December 31, 2018.

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

Working Capital

We had working capital of $4,608 as of December 30, 2019 as compared to working capital of $20,727 as of September 30, 2019 with current assets decreasing by $3,493 and current liabilities increasing by $12,626. Such changes in working capital were primarily attributable to the increase in short term lease obligations due to the adoption of the new lease accounting standard, an increase in the current portion of debt, a decrease in trade receivables and net debtor in possession liabilities.

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

ITEM 6.  Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.3	Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-333937	2.3	02/10/20

2.4	First Amendment to Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-333937	2.4	02/10/20

3.1	Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07

3.2	Certificate of Change	8-K	001-333937	3.1	09/07/10

3.3	Certificate of Correction	8-K	001-333937	3.1	03/11/13

3.4	Certificate of Change	10-Q	001-333937	3.1	02/14/14

3.5	Articles of Merger	8-K	001-333937	3.1.4	10/08/15

3.6	Certificate of Change	8-K	001-333937	3.1.5	11/25/16

3.7	Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-333937	3.1.6	12/29/16

3.8	Bylaws of Live Ventures Incorporated	10-Q	001-33937	3.8	08/14/18

10.1	Consent, Joinder and First Amendment to Loan and Security Agreement by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Isaac Capital Fund I, LLC as Lender	10-K	001-33937	10.19	02/10/20

10.2	Consent, Joinder and Eighth Amendment to Loan and Security Agreement dated January 31, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Bank of America, N.A.	10-K	001-33937	10.31	02/10/20

10.3*	Unsecured Revolving Line Promissory Note dated April 9, 2020 issued to Isaac Capital Group, LLC

10.4*

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

10.5*	Waiver and Agreement Regarding Availability Reserves dated April 10, 2010 by and among Texas Capital Bank, National Association and Vintage Stock, Inc.

31.1*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202

32.1*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Ex. 101.INS*	XBRL Instance Document

Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: August 14, 2020	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2020	/s/ Virland A. Johnson
Chief Financial Officer
(Principal Financial Officer)