Form 10-Q/A
period 2020-03-31
LIVE VENTURES Inc
filed 2020-08-14
CIK 1045742

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 as originally filed with the Securities and Exchange Commission on May 15, 2020 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (iii)  Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date or modify or update disclosures in any way other than as required to reflect the restatement described below.

Our previously issued consolidated financial statements for the quarterly period ended March 31, 2020 has been reclassified and restated. As described in more detail in Note 1 to our consolidated financial statements, we have determined that our previously reported results for the quarter ended March 31, 2020 erroneously accounted for the gain in lease settlement for lease liabilities that were settled by our subsidiary ApplianceSmart, Inc during the reporting period.

Additionally, we have determined that our previously reported results for the quarter ended December 31, 2019 erroneously accounted for the impairment charges associated with certain right of use assets which were written down due to the voluntary Chapter 11 bankruptcy filing by our subsidiary ApplianceSmart, Inc. This correction is reflected for the six months ended March 31, 2020.

We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

INDEX TO FORM 10-Q FILING

FOR THE SIX MONTHS ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31, 2020	September 30, 2019
	(Unaudited)
Assets
Cash	$1,496	$2,681
Trade receivables, net	15,847	11,901
Inventories, net	47,216	38,558
Income taxes receivable	147	235
Prepaid expenses and other current assets	1,032	2,377
Debtor in possession assets	1,739	—
Total current assets	67,477	55,752
Property and equipment, net	25,548	22,596
Right of use asset - operating leases	23,211	—
Deposits and other assets	46	90
Deferred taxes	4,030	4,869
Intangible assets, net	1,283	2,199
Goodwill	37,577	36,947
Total assets	$159,172	$122,453
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$9,778	$14,144
Accrued liabilities	7,942	12,984
Lease obligation short term - operating leases	7,371	—
Current portion of long-term debt	20,940	7,897
Debtor-in-possession liabilities	12,804	—
Total current liabilities	58,835	35,025
Long-term debt, net of current portion	42,393	47,819
Lease obligation long term - operating leases	16,050	—
Notes payable related parties, net of current portion	4,826	4,826
Other non-current obligations	419	654
Total liabilities	122,523	88,324
Commitments and contingencies
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at March 31, 2020 and September 30, 2019	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 and 77,840 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,719,442 and 1,826,009 shares issued and outstanding at March 31, 2020 and September 30, 2019, respectively	2	2
Paid in capital	64,340	63,924
Treasury stock common 368,744 shares as of March 31, 2020 and 262,177 shares as of September 30, 2019	(3,197)	(2,438)
Treasury stock Series E preferred 80,000 shares as of March 31, 2020 and 50,000 shares as of September 30, 2019	(7)	(4)
Accumulated deficit	(24,489)	(27,355)
Total stockholders' equity	36,649	34,129
Total liabilities and stockholders' equity	$159,172	$122,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Revenues	$46,431	$46,973	$88,432	$100,169
Cost of revenues	28,655	28,322	54,030	62,181
Gross profit	17,776	18,651	34,402	37,988

Operating expenses:
General and administrative expenses	11,701	12,794	22,510	25,694
Sales and marketing expenses	3,007	3,811	5,337	8,157
Total operating expenses	14,708	16,605	27,847	33,851
Operating income	3,068	2,046	6,555	4,137
Other (expense) income:
Interest expense, net	(1,270)	(1,536)	(2,627)	(3,189)
Gain on lease settlement, net	837	—	223	—
Other income (expense)	(125)	165	(306)	1,825
Total other (expense) income, net	(558)	(1,371)	(2,710)	(1,364)
Income before provision for income taxes	2,510	675	3,845	2,773
Provision for income taxes	629	202	979	769
Net income	$1,881	$473	$2,866	$2,004

Dividends declared - series B convertible preferred stock	$—	$—	$—	$—
Dividends declared - series E convertible preferred stock	$—	$—	$—	$—
Dividends declared - common stock	$—	$—	$—	$—

Earnings per share:
Basic	$1.07	$0.25	$1.61	$1.03
Diluted	$0.54	$0.13	$0.82	$0.53

Weighted average common shares outstanding:
Basic	1,752,908	1,925,972	1,779,706	1,935,610
Diluted	3,462,115	3,667,434	3,488,913	3,681,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Six Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$2,866	$2,004
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	2,477	2,975
Non-cash asset retirements	—	103
Gain on lease settlement, net	(223)	—
Gain or loss on disposal of property and equipment	106	(1,507)
Amortization of debt issuance cost	212	193
Stock based compensation expense	48	78
Warrant extension fair value adjustment	368	—
Amortization of right-to-use assets	463
Change in deferred rent	—	17
Change in reserve for uncollectible accounts	421	391
Change in reserve for obsolete inventory	(139)	(614)
Change in deferred income taxes	839	689
Change in other	(218)	232
Changes in assets and liabilities:
Trade receivables	117	1,041
Inventories	4,691	3,712
Income taxes receivable	88	(56)
Prepaid expenses and other current assets	1,228	372
Deposits and other assets	128	23
Accounts payable	(5,918)	(2,956)
Accrued liabilities	(983)	289
Net cash provided by operating activities	6,571	6,986

INVESTING ACTIVITIES:
Purchase of intangible assets	(4)	(67)
Lonesome Oak acquisition	(550)	—
Proceeds from the sale of property and equipment	—	4,377
Purchase of property and equipment	(1,858)	(963)
Net cash provided by (used in) investing activities	(2,412)	3,347

FINANCING ACTIVITIES:
Net borrowings (payments) under revolver loans	2,640	(2,516)
Purchase of series E preferred treasury stock	(3)	—
Payment of debt issuance cost	—	(118)
Proceeds from issuance of notes payable	5,000	—
Purchase of common treasury stock	(759)	(321)
Payments on related party notes payable	—	(100)
Debtor-in-possession cash	(187)	—
Payments on notes payable	(12,035)	(6,728)
Net cash used in financing activities	(5,344)	(9,783)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,185)	550
CASH AND CASH EQUIVALENTS, beginning of period	2,681	2,742
CASH AND CASH EQUIVALENTS, end of period	$1,496	$3,292

Supplemental cash flow disclosures:
Interest paid	$1,187	$2,953
Income taxes paid (refunded)	$—	$91

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, December 31, 2019	214,244	$—	47,840	$—	1,784,310	$2	$64,219	$(7)	$(2,781)	$(26,370)	$35,063
Stock based compensation	—	—	—	—	—	—	19	—	—	—	19
Warrant extension fair value adjustment	—	—	—	—	—	—	102	—	—	—	102
Purchase of common treasury stock	—	—	—	—	(64,868)	—	—	—	(416)	—	(416)
Net income	—	—	—	—	—	—	—	—	—	1,881	1,881
Balance, March 31, 2020	214,244	$—	47,840	$—	1,719,442	$2	$64,340	$(7)	$(3,197)	$(24,489)	$36,649

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, December 31, 2018	214,244	$—	77,840	$—	1,942,428	$2	$63,701	$(4)	$(1,569)	$(21,123)	$41,007
Stock based compensation	—	—	—	—	—	—	31	—	—	—	31
Purchase of common treasury stock	—	—	—	—	(40,528)	—	—	—	(302)	—	(302)
Net income	—	—	—	—	—	—	—	—	—	473	473
Balance, March 31, 2019	214,244	$—	77,840	$—	1,901,900	$2	$63,732	$(4)	$(1,871)	$(20,650)	$41,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2019	214,244	$—	77,840	$—	1,826,009	$2	$63,924	$(4)	$(2,438)	$(27,355)	$34,129
Stock based compensation	—	—	—	—	—	—	48	—	—	—	48
Warrant extension fair value adjustment	—	—	—	—	—	—	368	—	—	—	368
Purchase of common treasury stock	—	—	—	—	(106,567)	—	—	—	(759)	—	(759)
Purchase of Series E preferred stock	—	—	(30,000)	—	—	—	—	(3)	—	—	(3)
Net income	—	—	—	—	—	—	—	—	—	2,866	2,866
Balance, March 31, 2020	214,244	$—	47,840	$—	1,719,442	$2	$64,340	$(7)	$(3,197)	$(24,489)	$36,649

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2018	214,244	$—	77,840	$—	1,945,247	$2	$63,654	$(4)	$(1,550)	$(22,654)	$39,448
Stock based compensation	—	—	—	—	—	—	78	—	—	—	78
Purchase of common treasury stock	—	—	—	—	(43,347)	—	—	—	(321)	—	(321)
Net income	—	—	—	—	—	—	—	—	—	2,004	2,004
Balance, March 31, 2019	214,244	$—	77,840	$—	1,901,900	$2	$63,732	$(4)	$(1,871)	$(20,650)	$41,209

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

Restatement

During the three months ended March 31, 2020, the Company originally incurred a gain on lease settlement of $1,448 resulting from the extinguishment of the lease liability associated with ApplianceSmart retail locations that were closed. However, the Company miscalculated the gain on lease settlement and the lease liability associated with the closure of the retail locations.  The gain on lease settlement should have been $837 and not $1,448 as originally reported for the three months ended March 31, 2020. As a result, we have reduced the original gain on lease liability and increased the lease liability by $837.

Additionally, during the six months ended March 31, 2020, the Company originally incurred $1,207 of impairment charges related to the decision to close additional ApplianceSmart retail locations, resulting in a decrease to the associated right of use asset related to these leases.  These locations physically closed during the three months ended March 31, 2020.  However, the Company miscalculated the impairment charges and the right of use asset associated with the closure of certain retail locations.  The impairment charge should have been $614 and not $1,207 as originally reported for the six months ended March 31, 2020. As a result, we have reduced the original impairment charge and increased the right of use asset by $614.  The impairment charges are included in the gain on lease settlement, net as the transactions are related.  Additionally, we reclassified a portion, $133, of the short term lease obligation to long term lease obligations.

The provision for income taxes decreased $52 with a corresponding increased to deferred tax assets as a result of the decrease in impairment charges and gain on lease settlement.

The following table details the balance sheet and income statement line items effected by this restatement.

	As previously reported	Correction	As restated
Consolidated balance sheet as of March 31, 2020
Right of use asset - operating leases	$22,596	$615	$23,211
Deferred taxes	3,978	52	4,030
Total assets	158,505	667	159,172

Lease obligation short term - operating leases	7,429	(58)	7,371
Lease obligation long term - operating leases	15,359	691	16,050
Total liabilities	121,890	633	122,523

Accumulated deficit	(24,523)	34	(24,489)
Total stockholders' equity	36,615	34	36,649

Consolidated statement of income for the six months ended March 31, 2020
Gain on lease settlement, net	$241	$(18)	$223
Provision for income taxes	1,031	(52)	979
Net income	2,832	34	2,866

Note 2:	Summary of Significant Accounting Policies

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

The following table details our right of use assets and lease liabilities as of March 31, 2020:

March 31, 2020
Right of use asset - operating leases	$23,211
Operating lease liabilities:
Current	7,371
Long term	16,050

Total present value of future lease payments as of March 31, 2020:

Twelve months ended March 31,
2021	$7,371
2022	5,816
2023	3,589
2024	2,472
2025	1,353
Thereafter	3,904
Total	24,505
Less implied interest	(1,085)
Present value of payments	$23,421

During the six months ended March 31, 2020, the Company recorded a net gain on lease settlement of $223 which consisted of impairment charges of $614 related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases, offset by a gain on lease settlement of $837 resulting from the extinguishment of the lease liability associated with the closed retail locations.

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

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Basic
Net income	$1,881	$473	$2,866	$2,004
Less: preferred stock dividends	—	—	—	—
Net income applicable to common stock	$1,881	$473	$2,866	$2,004

Weighted average common shares outstanding	1,752,908	1,925,972	1,779,706	1,935,610
Basic earnings per share	$1.07	$0.25	$1.61	$1.03

Diluted
Net income applicable to common stock	$1,881	$473	$2,866	$2,004
Add: preferred stock dividends	—	—	—	—
Net income applicable for diluted earnings per share	$1,881	$473	$2,866	$2,004

Weighted average common shares outstanding	1,752,908	1,925,972	1,779,706	1,935,610
Add: Options	—	2,255	—	6,916
Add: Series B Preferred Stock	1,071,220	1,071,220	1,071,220	1,071,220
Add: Series B Preferred Stock Warrants	590,147	590,147	590,147	590,147
Add: Series E Preferred Stock	47,840	77,840	47,840	77,840
Assumed weighted average common shares outstanding	3,462,115	3,667,434	3,488,913	3,681,733
Diluted earnings per share	$0.54	$0.13	$0.82	$0.53

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

The following tables summarize segment information for the three and six months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Revenues
Retail and Online	$18,986	$25,748	$40,474	$56,392
Manufacturing	27,301	21,062	47,668	43,445
Services	144	163	290	332
	$46,431	$46,973	$88,432	$100,169

Gross profit
Retail and Online	$10,334	$12,742	$21,454	$26,318
Manufacturing	7,308	5,755	12,676	11,357
Services	133	154	271	313
	$17,776	$18,651	$34,402	$37,988

Operating income (loss)
Retail and Online	$237	$(129)	$1,183	$(368)
Manufacturing	2,698	2,021	5,101	4,193
Services	132	154	270	312
	$3,068	$2,046	$6,555	$4,137

Depreciation and amortization
Retail and Online	$342	$882	$991	$1,671
Manufacturing	888	610	1,486	1,304
Services	—	—	—	—
	$1,231	$1,492	$2,477	$2,975

Interest expenses
Retail and Online	$830	$1,120	$1,797	$2,296
Manufacturing	440	416	830	893
Services	—	—	—	—
	$1,270	$1,536	$2,627	$3,189

Net income (loss) before provision for income taxes
Retail and Online	$262	$(1,333)	$(421)	$(2,605)
Manufacturing	2,116	1,854	3,996	5,066
Services	132	154	270	312
	$2,510	$675	$3,845	$2,773

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

Results of Operations Three Months Ended March 31, 2020 and 2019

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenues	$46,431	100.0%	$46,973	100.0%
Cost of revenues	28,655	61.7%	28,322	60.3%
Gross profit	17,776	38.3%	18,651	39.7%
General and administrative expenses	11,701	25.2%	12,794	27.2%
Sales and marketing expenses	3,007	6.5%	3,811	8.1%
Operating income	3,068	6.6%	2,046	4.4%
Interest expense, net	(1,270)	(2.7)%	(1,536)	(3.3)%
Gain on lease settlement, net	837	1.8%	—	0.0%
Other income (expense)	(125)	(0.3)%	165	0.4%
Income before provision for income taxes	2,510	5.4%	675	1.4%
Provision for income taxes	629	1.4%	202	0.4%
Net income	$1,881	4.1%	$473	1.0%

The following table sets forth revenues for key product categories revenue and percentages of total revenue for each key product category indicated:

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Revenue
Used Movies, Music, Games and Other	$9,516	20.5%	$10,672	22.7%
New Movies, Music, Games and Other	7,743	16.7%	8,562	18.2%
Rentals, Concessions and Other	186	0.4%	255	0.5%
Retail Appliance	1,541	3.3%	6,258	13.3%
Carpets	19,524	42.0%	14,048	29.9%
Hard Surface Products	7,762	16.7%	6,702	14.3%
Synthetic Turf Products	15	0.0%	313	0.7%
Directory Services	144	0.3%	163	0.3%
Total Revenue	$46,431	100.0%	$46,973	100.0%

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

Gain on lease settlement, net

During the three months ended March 31, 2020, the Company recorded a net gain on lease settlement $837 resulting from the extinguishment of the lease liability associated with the closed ApplianceSmart retail locations. There were no similar gains during the three months ended March 31, 2019.

Other Income

Other expense of $125 for the three months ended March 31, 2020 was primarily related to the warrant extension fair value adjustment. Other income of $165 for the three months ended March 31, 2019 was driven by breakage income related to gift cards which are no longer reportable under state escheatment laws.

Provision for Income Taxes

Provision for income taxes was $629, for the three months ended March 31, 2020 as compared to $202 for the three months ended March 31, 2019 primarily due to the variance in net income.

Net Income

The factors described above led to net income of $1,881 for the three months ended March 31, 2020, which was an increase of $1,408 compared to net income of $473 for the three months ended March 31, 2019.

Results of Operations Six Months Ended March 31, 2020 and 2019

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	For the Six Months Ended March 31, 2020		For the Six Months Ended March 31, 2019
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenues	$88,432	100.0%	$100,169	100.0%
Cost of revenues	54,030	61.1%	62,181	62.1%
Gross profit	34,402	38.9%	37,988	37.9%
General and administrative expenses	22,510	25.5%	25,694	25.7%
Sales and marketing expenses	5,337	6.0%	8,157	8.1%
Operating income	6,555	7.4%	4,137	4.1%
Interest expense, net	(2,627)	(3.0)%	(3,189)	(3.2)%
Gain on lease settlement, net	223	0.3%	—	0.0%
Other income (expense)	(306)	-0.3%	1,825	1.8%
Income before provision for income taxes	3,845	4.3%	2,773	2.8%
Provision for income taxes	979	1.1%	769	0.8%
Net income	$2,866	3.2%	$2,004	2.0%

The following table sets forth revenues for key product categories revenue and percentages of total revenue for each key product category indicated:

	For the Six Months Ended March 31, 2020		For the Six Months Ended March 31, 2019
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Revenue
Used Movies, Music, Games and Other	$19,931	22.5%	$21,932	21.9%
New Movies, Music, Games and Other	17,403	19.7%	18,948	18.9%
Rentals, Concessions and Other	386	0.4%	550	0.5%
Retail Appliance	2,754	3.1%	14,962	14.9%
Carpets	32,884	37.2%	28,338	28.3%
Hard Surface Products	14,614	16.5%	13,637	13.6%
Synthetic Turf Products	170	0.2%	1,470	1.5%
Directory Services	290	0.3%	332	0.3%
Total Revenue	$88,432	100.0%	$100,169	100.0%

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

Gain on lease settlement, net

During the six months ended March 31, 2020, the Company recorded a net gain on lease settlement of $223 which consisted of impairment charges of $614 related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases, offset by a gain on lease settlement of $837 resulting from the extinguishment of the lease liability associated with the closed retail locations. There were no such transactions during the six months ended March 31, 2019.

Other Income

Other expense of $306 for the six months ended March 31, 2020 was primarily related to the warrant extension fair value adjustment. Other income of $1,825 for the six months ended March 31, 2019 was driven by $1,518 of gain on sale of the Marquis Synthetic Turf Products business during December 2018.

Provision for Income Taxes

Provision for income taxes was $979, for the six months ended March 31, 2020 as compared to $769 for the six months ended March 31, 2019 primarily due to the variance in net income.

Net Income

The factors described above led to net income of $2,866 for the six months ended March 31, 2020, which was a $862 or 43% increase to net income of $2,004 for the three months ended March 31, 2019

Segment Performance

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

Working Capital

We had working capital of $8,642 as of March 31, 2020 as compared to working capital of $20,727 as of September 30, 2019 with current assets increasing by $11,725 and current liabilities increasing by $23,810. Such changes in working capital were primarily attributable to the Lonesome Oak acquisition, increase in short term lease obligations due to the adoption of the new lease accounting standard, an increase in the current portion of debt, a decrease in trade receivables and net debtor-in-possession liabilities.

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