Form 10-Q
period 2020-06-30
LIVE VENTURES Inc
filed 2020-08-14
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of August 4, 2020 was 1,603,031.

INDEX TO FORM 10-Q FILING

FOR THE NINE MONTHS ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30, 2020	September 30, 2019
	(Unaudited)
Assets
Cash	$5,689	$2,681
Trade receivables, net	13,540	11,901
Inventories, net	42,927	38,558
Income taxes receivable	83	235
Prepaid expenses and other current assets	2,313	2,377
Debtor in possession assets	611	—
Total current assets	65,163	55,752
Property and equipment, net	24,687	22,596
Right of use asset - operating leases	24,585	—
Deposits and other assets	88	90
Deferred taxes	2,678	4,869
Intangible assets, net	1,196	2,199
Goodwill	37,577	36,947
Total assets	$155,974	$122,453
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$9,841	$14,144
Accrued liabilities	6,724	12,984
Lease obligation short term - operating leases	6,900	—
Current portion of long-term debt	18,075	7,897
Debtor-in-possession liabilities	12,022	—
Total current liabilities	53,562	35,025
Long-term debt, net of current portion	39,250	47,819
Lease obligation long term - operating leases	18,439	—
Notes payable related parties, net of current portion	4,826	4,826
Other non-current obligations	318	654
Total liabilities	116,395	88,324
Commitments and contingencies
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at March 31, 2020 and September 30, 2019	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 and 77,840 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,613,281 and 1,826,009 shares issued and outstanding at June 30, 2020 and September 30, 2019, respectively	2	2
Paid in capital	64,359	63,924
Treasury stock common 474,905 shares as of June 30, 2020 and 262,177 shares as of September 30, 2019	(3,871)	(2,438)
Treasury stock Series E preferred 80,000 shares as of June 30, 2020 and 50,000 shares as of September 30, 2019	(7)	(4)
Accumulated deficit	(20,904)	(27,355)
Total stockholders' equity	39,579	34,129
Total liabilities and stockholders' equity	$155,974	$122,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues	$42,472	$47,043	$130,904	$147,212
Cost of revenues	25,759	27,797	79,789	89,978
Gross profit	16,713	19,246	51,115	57,234

Operating expenses:
General and administrative expenses	8,221	12,191	30,731	37,886
Sales and marketing expenses	2,502	3,246	7,839	11,403
Total operating expenses	10,723	15,437	38,570	49,289
Operating income	5,990	3,809	12,545	7,945
Other (expense) income:
Interest expense, net	(1,155)	(1,605)	(3,782)	(4,793)
Gain on lease settlement, net	—	—	223	—
Other income (expense)	173	(162)	(133)	1,663
Total other (expense) income, net	(982)	(1,767)	(3,692)	(3,130)
Income before provision for income taxes	5,008	2,042	8,853	4,815
Provision for income taxes	1,423	562	2,402	1,331
Net income	$3,585	$1,480	$6,451	$3,484

Dividends declared - series B convertible preferred stock	$—	$—	$—	$—
Dividends declared - series E convertible preferred stock	$—	$—	$—	$—
Dividends declared - common stock	$—	$—	$—	$—

Earnings per share:
Basic	$2.18	$0.78	$3.72	$1.81
Diluted	$1.07	$0.41	$1.87	$0.95

Weighted average common shares outstanding:
Basic	1,646,836	1,886,445	1,735,416	1,919,221
Diluted	3,356,043	3,625,652	3,444,623	3,663,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Nine Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$6,451	$3,484
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	3,954	4,132
Gain on lease settlement, net	(223)	—
Gain or loss on disposal of property and equipment	263	(1,407)
Amortization of debt issuance cost	274	299
Stock based compensation expense	67	110
Warrant extension fair value adjustment	368	—
Amortization of right-to-use assets	985
Change in deferred rent	—	370
Change in reserve for uncollectible accounts	424	(193)
Change in reserve for obsolete inventory	(84)	(569)
Change in deferred income taxes	2,190	1,211
Change in other	(316)	256
Changes in assets and liabilities:
Trade receivables	2,702	2,807
Inventories	9,398	6,898
Income taxes receivable	152	114
Prepaid expenses and other current assets	24	483
Deposits and other assets	173	29
Accounts payable	(6,266)	(2,230)
Accrued liabilities	(2,461)	(1,008)
Net cash provided by operating activities	18,075	14,786

INVESTING ACTIVITIES:
Purchase of intangible assets	(30)	(112)
Lonesome Oak acquisition	(550)	—
Note receivable	(55)	—
Proceeds from the sale of property and equipment	—	4,382
Purchase of property and equipment	(2,357)	(2,019)
Net cash provided by (used in) investing activities	(2,992)	2,251

FINANCING ACTIVITIES:
Net borrowings (payments) under revolver loans	(5,169)	(5,446)
Purchase of series E preferred treasury stock	(3)	—
Payment of debt issuance cost	—	(168)
Proceeds from issuance of notes payable	9,768	—
Purchase of common treasury stock	(1,433)	(631)
Payments on related party notes payable	—	(1,069)
Debtor-in-possession cash	(86)	—
Payments on notes payable	(15,152)	(10,048)
Net cash used in financing activities	(12,075)	(17,362)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,008	(325)
CASH AND CASH EQUIVALENTS, beginning of period	2,681	2,742
CASH AND CASH EQUIVALENTS, end of period	$5,689	$2,417

Supplemental cash flow disclosures:
Interest paid	$3,415	$4,437
Income taxes paid (refunded)	$—	$86

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, March 31, 2020	214,244	$—	47,840	$—	1,719,442	$2	$64,340	$(7)	$(3,197)	$(24,489)	$36,649
Stock based compensation	—	—	—	—	—	—	19	—	—	—	19
Warrant extension fair value adjustment	—	—	—	—	—	—	—	—	—	—	—
Purchase of common treasury stock	—	—	—	—	(106,161)	—	—	—	(674)	—	(674)
Net income	—	—	—	—	—	—	—	—	—	3,585	3,585
Balance, June 30, 2020	214,244	$—	47,840	$—	1,613,281	$2	$64,359	$(7)	$(3,871)	$(20,904)	$39,579

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, March 31, 2019	214,244	$—	77,840	$—	1,901,900	$2	$63,732	$(4)	$(1,871)	$(20,650)	$41,209
Stock based compensation	—	—	—	—	—	—	32	—	—	—	32
Purchase of common treasury stock	—	—	—	—	(41,618)	—	—	—	(310)	—	(310)
Net income	—	—	—	—	—	—	—	—	—	1,480	1,480
Balance, June 30, 2019	214,244	$—	77,840	$—	1,860,282	$2	$63,764	$(4)	$(2,181)	$(19,170)	$42,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2019	214,244	$—	77,840	$—	1,826,009	$2	$63,924	$(4)	$(2,438)	$(27,355)	$34,129
Stock based compensation	—	—	—	—	—	—	67	—	—	—	67
Warrant extension fair value adjustment	—	—	—	—	—	—	368	—	—	—	368
Purchase of common treasury stock	—	—	—	—	(212,728)	—	—	—	(1,433)	—	(1,433)
Purchase of Series E preferred stock	—	—	(30,000)	—	—	—	—	(3)	—	—	(3)
Net income	—	—	—	—	—	—	—	—	—	6,451	6,451
Balance, June 30, 2020	214,244	$—	47,840	$—	1,613,281	$2	$64,359	$(7)	$(3,871)	$(20,904)	$39,579

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2018	214,244	$—	77,840	$—	1,945,247	$2	$63,654	$(4)	$(1,550)	$(22,654)	$39,448
Stock based compensation	—	—	—	—	—	—	110	—	—	—	110
Purchase of common treasury stock	—	—	—	—	(84,965)	—	—	—	(631)	—	(631)
Net income	—	—	—	—	—	—	—	—	—	3,484	3,484
Balance, June 30, 2019	214,244	$—	77,840	$—	1,860,282	$2	$63,764	$(4)	$(2,181)	$(19,170)	$42,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands, except per share)

Note 1:	Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium sized business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The Company continues to actively develop, revise, and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments: Manufacturing, Retail, and Online and Services. With Marquis Industries, Inc. (“Marquis”), the Company is engaged in the manufacture and sale of carpet and the sale of carpet, vinyl and rigid core floorcoverings. With Vintage Stock, Inc. (“Vintage Stock”), the Company is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components. With ApplianceSmart, Inc. (“ApplianceSmart”), the Company is engaged in the sale of new major appliances through a retail store in Columbus, Ohio.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three and nine months ended June 30, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2020. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2019 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 10, 2020 (the “2019 10-K”).

Coronavirus

In March 2020, there was a global outbreak of COVID-19 (Coronavirus) that has resulted in changes in global supply of certain products.  The pandemic is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and traffic within shopping centers, and, where applicable, malls, containing our stores.  As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine are continuing to increase, which has already affected, and may continue to affect, traffic to our stores. As of March 31, 2020, Vintage Stock had closed all of its retail locations in response to the crisis. Beginning May 1, 2020, Vintage began to reopen certain locations in compliance with government regulations.  Additionally, as of June 30, 2020, all Vintage retail locations were reopened while maintaining compliance with government mandates. We are unable to predict if additional periods of store closures will be needed or mandated. During March and April 2020, Marquis conducted rolling layoffs for certain employees, however, during May 2020, all employees have returned to their respective locations. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity, and cash flows, and may require significant actions in response, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of our products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices are available (Level 2 inputs). The carrying amounts of long-term debt at June 30, 2020 and September 30, 2019 approximate fair value.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At June 30, 2020 and September 30, 2019, the allowance for doubtful accounts was $873 and $936, respectively.

Inventories

Manufacturing Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis or “FIFO”) or net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At June 30, 2020 and September 30, 2019, the reserve for obsolete inventory was $92.

Retail and Online Segment

Inventories are valued at the lower of the inventory’s cost (first in, first out basis or “FIFO”) or net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. Merchandise inventory reserves as of June 30, 2020 and September 30, 2019 were $242 and $590, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are 3 to 40 years, transportation equipment is 5 to 10 years, machinery and equipment are 5 to 10 years, furnishings and fixtures are 3 to 5 years and office and computer equipment are 3 to 5 years. Depreciation expense was $1,316 and $982 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $3,458 and $3,055 for the nine months ended June 30, 2020 and 2019, respectively.

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

There was no goodwill impairment for the nine months ended June 30, 2020 and 2019.

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to: future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years, customer lists – 20 years. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determined lives may be adjusted. Intangible amortization expense was $162 and $176 for the three months ended June 30, 2020 and 2019, respectively. Intangible amortization expense was $497 and $1,068 for the nine months ended June 30, 2020 and 2019, respectively.

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

We sell certain extended service arrangements separately from the sale of products. During 2019, the Company became the principal for certain extended service arrangements. Revenue related to these arrangements is recognized ratably over the contract term. The warranty reserve of $231 and $292 is included in accrued liabilities on the consolidated balance sheet at June 30, 2020 and September 30, 2019, respectively.

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

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws for the three months ended June 30, 2020 and 2019, was $103 and $240, respectively and $89 and $369 for the nine months ended June 30, 2020 and 2019, respectively.

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

We lease retail stores, warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2029 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases percentage rent and require us to pay all insurance, taxes and other maintenance costs. As a result, we recognize assets and liabilities for all leases with lease terms greater than 12 months. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s blended incremental borrowing rate based on information available associated with each subsidiary’s debt outstanding at lease commencement. In considering the lease asset value, the company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. See the Note 2 on Lease Accounting.

The weighted average remaining lease term is 4.2 years.  Our weighted average discount rate is 8.1%.  Total cash payments for the nine months ended June 30, 2020 was $5,961. We did not enter into any new leases during the nine months ended June 30, 2020, however, upon completion of our acquisition of Lonesome Oak (see Note 4), we recorded right of use assets and lease liabilities of $7,691.

The following table details our right of use assets and lease liabilities as of June 30, 2020:

June 30, 2020
Right of use asset - operating leases	$24,585
Operating lease liabilities:
Current	6,900
Long term	18,439

Total present value of future lease payments as of June 30, 2020:

Twelve months ended June 30,
2021	$6,900
2022	6,859
2023	4,368
2024	2,722
2025	1,763
Thereafter	4,604
Total	27,216
Less implied interest	(1,877)
Present value of payments	$25,339

During the nine months ended June 30, 2020, the Company recorded a net gain on lease settlement of $223 which consisted of impairment charges of $614 related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases, offset by a gain on lease settlement of $837 resulting from the extinguishment of the lease liability associated with the closed retail locations.

As of July 1, 2020, the Company entered into a lease agreement for office space in Nevada with an initial lease term through November 30, 2025.  The Company estimates the present value of the right of use asset and lease liability to be in the range of $1,000 to $1,500.

Note 4:	Acquisition

Lonesome Oak Acquisition

On November 1, 2019, Marquis entered into a purchase agreement, as amended on January 31, 2020 (as amended, the “LOTC Purchase Agreement”), to acquire all of the outstanding capital stock of Lonesome Oak Trading Co., Inc. (“Lonesome Oak”).  Pursuant to the LOTC Purchase Agreement, and on January 31, 2020, Marquis acquired from the sole shareholder of Lonesome Oak (the “LOTC Shareholder”) all of the issued and outstanding shares of capital stock of Lonesome Oak for $2,000. In connection with the closing of the acquisition, Lonesome Oak entered into a lease agreement with the LOTC Shareholder regarding certain properties that are used in Lonesome Oak’s operations and that are owned by affiliates of the LOTC Shareholder. Marquis held back $1,450 of the purchase price (the “Holdback Amount”) to satisfy claims for indemnity arising out of breaches of certain representations, warranties, and covenants, and certain other enumerated items, if any. In connection with the closing of the transaction, the LOTC Shareholder entered into an employment agreement with a five-year term and serves as an Executive Vice President of Lonesome Oak pursuant to the terms thereof. Subject to certain exceptions, the LOTC Shareholder has agreed to indemnify Marquis for breaches of certain representations, warranties, and covenants, and certain other enumerated items, if any. Indemnification by the LOTC Shareholder for breaches of certain representations and warranties is generally limited to the Holdback Amount. The LOTC Shareholder is subject to a three-year non-competition and non-solicitation provisions.  On March 2, 2020, Lonesome Oak merged with and into Marquis, with Marquis surviving the merger and Lonesome Oak ceasing to exist as a separate entity.  The Company began consolidating the financial results of this acquisition in the unaudited Condensed Consolidated Financial Statements on January 31, 2020.

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

Note 5:	Balance Sheet Detail Information

	June 30, 2020	September 30, 2019
Trade receivables, current, net:
Accounts receivable, current	$14,217	$12,641
Less: Reserve for doubtful accounts	(677)	(740)
	$13,540	$11,901
Trade receivables , long term, net:
Accounts receivable, long term	$196	$196
Less: Reserve for doubtful accounts	(196)	(196)
	$—	$—
Total trade receivables, net:
Gross trade receivables	$14,413	$12,837
Less: Reserve for doubtful accounts	(873)	(936)
	$13,540	$11,901
Inventory, net
Raw materials	$6,532	$7,431
Work in progress	9,805	2,141
Finished goods	10,034	6,785
Merchandise	16,890	22,883
	43,261	39,240
Less: Inventory reserves	(334)	(682)
	$42,927	$38,558
Property and equipment, net:
Building and improvements	$10,566	$10,827
Transportation equipment	480	82
Machinery and equipment	23,845	20,035
Furnishings and fixtures	2,768	2,741
Office, computer equipment and other	2,655	2,544
	40,314	36,229
Less: Accumulated depreciation	(15,627)	(13,633)
	$24,687	$22,596
Intangible assets, net:
Domain name and marketing related intangibles	$90	$90
Lease intangibles	—	1,033
Customer relationship intangibles	2,689	2,689
Purchased software	146	808
	2,925	4,620
Less: Accumulated amortization	(1,729)	(2,421)
	$1,196	$2,199
Accrued liabilities:
Compensation and benefits	$2,329	$3,316
Accrued sales and use taxes	382	1,176
Accrued property and other taxes	385	191
Accrued rent	36	604
Accrued gift card and escheatment liability	1,401	1,461
Accrued interest payable	105	181
Accrued accounts payable and bank overdrafts	1,365	591
Accrued professional fees	426	4,660
Customer deposits	103	240
Accrued expenses - other	192	564
	$6,724	$12,984

Note 6:	Intangibles

The Company’s intangible assets consist of customer relationship intangibles, licenses for the use of internet domain names, URL’s, software, and marketing and technology related intangibles.

The following table summarizes estimated future amortization expense related to intangible assets that have net balances as of June 30, 2020:

2021	$435
2022	289
2023	210
2024	87
2025	29
Thereafter	146
$1,196

Note 7:	Long Term Debt

Bank of America Revolver Loan

On July 6, 2015 (amended most recently January 31, 2020 and July 6, 2020), Marquis entered into a $15,000  (increased per an amendment to the BofA Revolver (as defined below) credit agreement as of January 31, 2020: $25,000) revolving credit agreement with Bank of America Corporation (“BofA Revolver”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation.  Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA. Marquis expects to incur operational losses in the coming months as a result of COVID-19 and as such, Marquis cannot rely on any availability under the revolving line of credit with Bank of America to fund its operations. Marquis believes that as a result of the effects of the COVID-19 pandemic and other economic conditions both globally and in the U.S., its access to the funds under the BofA Revolver may be limited.

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

Distributions by Holdings may be made to holders of its equity Interests so long as the following conditions are satisfied with respect to each such Distribution: (a) no Default or Event of Default has occurred or would result from such Distribution, (b) Lender has received the financial statements required under Section 10.1.2 (a)(ii), (c) Lender has received evidence that after giving effect to consummation of such Distribution, Borrowers shall maintain a Fixed Charge Coverage Ratio of at least 1.1 to 1.0 on a pro forma basis, measured as of the most recently ended month for which Obligors have delivered the financial statements required under Section 10.1.2(a) or (b), as the case may be, for the twelve month period then ended, (d) Availability on each day during the 60 day period immediately preceding such Distribution calculated on a pro forma basis assuming such Distribution occurred on the first day of such period (including any Loans made hereunder to finance such Distribution) shall be greater than or equal to $4,000 (as of January 31, 2020: $5,000), and (e) Availability, on the date of such Distribution, immediately after giving pro forma effect to the consummation of such Distribution (including any Loans made hereunder to finance such Distribution) shall be greater than or equal to$4,000 (as of January 31 2020: $5,000).

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

Level	Fixed Charge Coverage Ratio	Base Rate Revolver	LIBOR Revolver
I	<1.20 to 1.00	1.25%	2.25%
II	>1.20 to 1.00 but <1.50 to 1.00	1.00%	2.00%
III	>1.50 to 1.00 but <1.75 to 1.00	0.75%	1.75%
IV	>1.75 to 1.00 but >2.00 to 1.00	0.50%	1.50%
V	>2.00 to 1.00	0.25%	1.25%

The following tables summarize the BofA Revolver for the nine months ended June 30, 2020 and 2019 and as of June 30, 2020 and September 30, 2019:

	During the nine months ended June 30,
	2020	2019
Cumulative borrowing during the period	$85,563	$63,942
Cumulative repayment during the period	87,919	71,542
Maximum borrowed during the period	11,347	8,071
Weighted average interest for the period	2.87%	4.19%

	June 30, 2020	September 30, 2019
Total availability	$22,455	$14,914
Total outstanding	—	13

Real Estate Transaction

On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000, which consisted of $644 from the sale of the land and a note payable of $9,356. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60 with an annual increase of 17%. The note payable bears interest at 9.25% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains un-paid. There is no pre-payment penalty following the tenth anniversary of the of the note. In connection with the note payable, Marquis incurred $458 in transaction costs that are being recognized as a debt issuance cost that is being amortized and recorded as interest expense over the term of the note payable.

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

Lonesome Oak Equipment Loan

In connection with the Lonesome Oak acquisition (see Note 4), the Company assumed an unsecured note in the amount payable to Extruded Fibers Inc. The note is noninterest bearing, with principal payable monthly in the amount of $100 for 36 months, beginning March 31, 2020 maturity date March 3, 2023.

Seller Subordinated Acquisition Obligation – Marquis

In connection with the Lonesome Oak acquisition (see Note 4), under the terms of the LOTC Purchase Agreement, the Company incurred a contractual obligation of $1,450 which represents the holdback amount of the purchase price.  The obligation bears interest at a rate of 3.0% per annum, with the principal and accrued interest due on July 31, 2021, the maturity date.

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

The following tables summarize the TCB Revolver for the nine months ended June 30, 2020 and 2019 and as of June 30, 2020 and September 30, 2019:

	During the nine months ended June 30,
	2020	2019
Cumulative borrowing during the period	$46,792	$57,653
Cumulative repayment during the period	51,063	58,351
Maximum borrowed during the period	11,798	11,932
Weighted average interest for the period	3.59%	4.71%

	June 30, 2020	September 30, 2019
Total availability	$5,681	$1,410
Total outstanding	6,319	10,590

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

The Crossroads Revolver contains representations and warranties, events of default, affirmative and negative covenants and indemnities customary for loans of this nature. As of June 30, 2020, and September 30, 2019, the Crossroads Revolver had a balance outstanding of $1,168 and $1,981, respectively.  The March 31, 2020 balance outstanding is included in Debtor-in-possession liabilities on the consolidated balance sheet. In connection with the Crossroads Revolver, ApplianceSmart incurred $118 in transaction costs that are being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Crossroads Revolver.

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

Vintage Stock is required to maintain a declining maximum senior leverage ratio on a trailing twelve-month basis of 2.25:1:00 declining to 1.55:1:00 through the term of the loan.

Vintage Stock is required to maintain on a trailing twelve-month basis a minimum fixed charge ratio of no less 1.40:1.00 as of March 31, 2020 through the remainder of the term of the loan. However, all covenant restrictions are waived until September 30, 2020, due to COVID-19.

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

Loan Covenant Compliance

We were in compliance as of June 30, 2020 with all covenants under our existing revolving and other loan agreements, with the exception of covenants related to the Crossroads Revolver.

Long-term debt as of June 30, 2020 and September 30, 2019 consisted of the following:

	June 30, 2020	September 30, 2019
Bank of America Revolver Loan	$—	$13
Texas Capital Bank Revolver Loan	6,319	10,590
Note Payable Comvest Term Loan	8,845	15,412
Note Payable to the Sellers of Vintage Stock	10,000	10,000
Crossroads Financial Revolver Loan	—	1,981
Note #1 Payable to Banc of America Leasing & Capital LLC	1,439	2,057
Note #3 Payable to Banc of America Leasing & Capital LLC	1,994	2,379
Note #4 Payable to Banc of America Leasing & Capital LLC	613	731
Note #5 Payable to Banc of America Leasing & Capital LLC	2,672	3,065
Note #6 Payable to Banc of America Leasing & Capital LLC	792	891
Note #7 Payable to Banc of America Leasing & Capital LLC	4,819	—
Lonesome Oak equipment loans	3,200	—
Note payable to the Sellers of Lonesome Oak	2,344	—
Note Payable to Store Capital Acquisitions, LLC	9,251	9,274
Paycheck Protection Program	4,768	—
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023	657	—
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	207	207
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500	500
Total notes payable	58,420	57,100
Less unamortized debt issuance costs	(1,095)	(1,384)
Net amount	57,325	55,716
Less current portion	(18,075)	(7,897)
Long-term portion	$39,250	$47,819

Future maturities of long-term debt as of June 30, 2020, are as follows which does not include related party debt separately stated:

Twelve months ending June 30,
2021	$18,075
2022	8,988
2023	7,410
2024	11,844
2025	1,202
Thereafter	10,901
Total	$58,420

Note 8:	Notes Payable, Related Parties

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

On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of June 30, 2020, and September 30, 2019, there was $2,826 principal outstanding on the ApplianceSmart Note.

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

Isaac Capital Fund Mezzanine Loan

During 2015, the Company entered into a mezzanine loan in the amount of up to $7,000 with Isaac Capital Fund (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. The ICF mezzanine loan bears interest at 12.5% per annum with payment obligations of interest each month and all principal due in May 2025. As of June 30, 2020, and September 30, 2019, there was $2,000 outstanding on this mezzanine loan.

Isaac Capital Fund Revolving Promissory Note

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby the Isaac Capital Group, LLC (“ICG”) agreed to provide the Company with a $1,000 revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023.  The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities.  As of June 17, 2020, ICG is a record and beneficial owner of approximately 45.4% of the outstanding capital stock of the Company, and Jon Isaac, the Company’s President and Chief Executive Officer, and manager and sole member of ICG, is a record and beneficial owner of approximately 52.9% of the outstanding capital stock of the Company.

Notes payable, related parties as of June 30, 2020 and September 30, 2019 consisted of the following:

	June 30, 2020	September 30, 2019
JanOne Inc	$2,826	$2,826
Isaac Capital Fund	2,000	2,000
Total notes payable - related parties	4,826	4,826
Less current portion	—	—
Long-term portion	$4,826	$4,826

Future maturities of notes payable, related parties as of June 30, 2020 are as follows:

Twelve months ending June 30,
2021	$2,826
2022	—
2023	—
2024	—
2025	2,000
Thereafter	—
Total	$4,826

Note 9:	Stockholders’ Equity

Series E Convertible Preferred Stock

As of June 30, 2020, and September 30, 2019, there were 47,840 and 77,840 shares outstanding of Series a Preferred Stock, respectively. During the nine months ended June 30, 2020, the Company repurchased 30,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $3.

Treasury Stock

For the nine months ended June 30, 2020 and 2019, the Company purchased 212,728 and 43,347 shares of its common stock on the open market (treasury shares for $1,433 and $631, respectively).

Note 10:	Warrants

The warrants listed below expire at various timeframes over the next two years.  However, Company and ICG entered into an agreement whereby if the warrants are not exercised on or before the applicable expiration date, the applicable expiration date is deemed automatically extended for successive two-year periods immediately prior to such expiration. During the three and nine months ended June 30, 2020, the Company recorded a fair value adjustment of $nil and $368, respectively, related to the extension of warrants that expired during this period.  There was no such adjustment during the three and nine months ended June 30, 2019.

The following table summarizes information about the Company’s warrants at June 30, 2020 and September 30, 2019, respectively:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding and Exercisable at September 30, 2019	118,029	$20.80	0.53	$—
Outstanding and Exercisable at June 30, 2020	118,029	$20.80	1.60	$—

The warrants may be exchanged for shares of common stock at a ratio of one share of Series B Preferred Stock into five common shares. The following table provides information assuming the warrants are exercised and exchanged for common shares:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding and Exercisable at September 30, 2019	590,147	$4.16	0.53	$2,602
Outstanding and Exercisable at June 30, 2020	590,147	$4.16	1.60	$3,151

The exercise price for the Series B Convertible Preferred Stock warrants outstanding and exercisable at June 30, 2020 and September 30, 2019, are as follows:

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

The following table summarizes stock option activity for the twelve months ended September 30, 2019 and the nine months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2018	231,668	$14.84	3.04	$163
Forfeited/Expired	(31,250)
Outstanding at September 30, 2019	200,418	$16.37	2.40	$27
Exercisable at September 30, 2019	164,084	$13.92	1.44	$27

Outstanding at September 30, 2019	200,418	$16.37	2.40	$27
Forfeited/Expired	(81,250)
Outstanding at June 30, 2020	119,168	$19.07	2.96	$—
Exercisable at June 30, 2020	95,001	$15.50	1.75	$—

The Company recognized compensation expense of $19 and $32 during the three months ended June 30, 2020 and 2019, respectively, and $67 and $110 during the nine months ended June 30, 2020 and 2019, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures.

As of June 30, 2020, the Company has $78 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as compensation expense through October of 2022.

The exercise price for stock options outstanding and exercisable outstanding as of June 30, 2020 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price ($)	Number of Options	Exercise Price ($)
25,000	10.00	25,000	10.00
16,668	10.86	12,501	10.86
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
25,000	15.18	25,000	15.18
8,000	23.41	8,000	23.41
8,000	27.60	8,000	27.60
8,000	31.74	4,000	32
8,000	36.50	—	—
8,000	41.98	—	—
119,168		95,001

The following table summarizes information about the Company’s non-vested shares outstanding as of June 30, 2020 and September 30, 2019:

Non-vested Shares	Number of Shares	Average Grant-Date Fair Value
Non-vested at September 30, 2019	36,334	$26.76
Vested	(12,167)	$23.23
Non-vested at June 30, 2020	24,167	$33.10

Note 12:	Earnings Per Share

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

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Basic
Net income	$3,585	$1,480	$6,451	$3,484
Less: preferred stock dividends	—	—	—	—
Net income applicable to common stock	$3,585	$1,480	$6,451	$3,484

Weighted average common shares outstanding	1,646,836	1,886,445	1,735,416	1,919,221
Basic earnings per share	$2.18	$0.78	$3.72	$1.81

Diluted
Net income applicable to common stock	$3,585	$1,480	$6,451	$3,484
Add: preferred stock dividends	—	—	—	—
Net income applicable for diluted earnings per share	$3,585	$1,480	$6,451	$3,484

Weighted average common shares outstanding	1,646,836	1,886,445	1,735,416	1,919,221
Add: Options	—	—	—	4,610
Add: Series B Preferred Stock	1,071,220	1,071,220	1,071,220	1,071,220
Add: Series B Preferred Stock Warrants	590,147	590,147	590,147	590,147
Add: Series E Preferred Stock	47,840	77,840	47,840	77,840
Assumed weighted average common shares outstanding	3,356,043	3,625,652	3,444,623	3,663,038
Diluted earnings per share	$1.07	$0.41	$1.87	$0.95

There are 119,168 common stock options that are anti-dilutive that are not included in the three and six months ended June 30, 2020, diluted earnings per share computations, respectively.

Note 13:	Related Party Transactions

In connection with its purchase of Marquis, Marquis entered into a mezzanine loan in the amount of up to $7,000 with ICF. The ICF mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in May 2025. As of June 30, 2020, and September 30, 2019, respectively, there was $2,000 outstanding on this mezzanine loan. During the three months ended June 30, 2020 and 2019, the Company recognized total interest expense of $62, associated with the ICF note. During the nine months ended June 30, 2020 and 2019, the Company recognized interest expense of $190 associated with the ICF note.

Customer Connexx LLC, a wholly-owned subsidiary of JanOne Inc. (“JanOne”), rents approximately 9,879 square feet of office space from the Company at its Las Vegas office which totals 11,100 square feet. JanOne paid the Company $97 and $97 in rent and other reimbursed expenses for the three months ended June 30, 2020 and 2019, respectively. JanOne paid the Company $278 and $285 in rent and other reimbursed expenses for the nine months ended June 30, 2020 and 2019, respectively. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, Chief Financial Officer of the Company, are Chief Executive Officer and Board of Directors member, and Chief Financial Officer of JanOne, respectively.

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

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller. At June 30, 2020 and September 30, 2019, respectively, there was $2,826 outstanding on this ApplianceSmart Note.  On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code.

On or about April 23, 2020, the Company sold ApplianceSmart Contracting Inc. (“ApplianceSmart Contracting”) to a related party for $60.  In connection with the sale, and under the terms of a purchase and sale agreement and a secured promissory note (the “ASC Note”), the Company agreed to loan ApplianceSmart Contracting up to $382 to satisfy then outstanding sales tax obligations owed by ApplianceSmart Contracting. Advances under the ASC Note are only made by the Company to ApplianceSmart Contracting upon the presentation of evidence by ApplianceSmart Contracting of the satisfaction of one or more outstanding state sales tax amounts.  Advances under the ASC Note bear interest at 8.0% per annum.  The loan matures on September 30, 2022 or on such earlier date as provided in the ASC Note.  The loan is guaranteed by the related party and secured by the assets of ApplianceSmart Contracting.  At the closing of the sale transaction, the Company advanced ApplianceSmart Contracting $55.

In connection with the acquisition of Vintage Stock on November 3, 2016, as amended, Rodney Spriggs, President of Vintage Stock, holds a 41% interest in the $10,000 Seller Subordinated Acquisition Note payable by VSAH. The terms of payment are interest only, payable monthly on the 1st of each month, until maturity on September 23, 2023. Interest paid to Mr. Spriggs for the three months ended June 30, 2020 and 2019, was $84. Interest paid to Mr. Spriggs for the nine months ended June 30, 2020 and 2019 was $250. Interest unpaid and accrued as of June 30, 2020 and September 30, 2019 is $27.

On April 9, 2020, the Company entered into and delivered to Isaac Capital Group, LLC (“ICG”) an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1,000 revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility matures on April 8, 2023, bears interest at 10.0% per annum, and provides for the payment of interest monthly in arrears.  The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities.  As of June 17, 2020, the Lender is a record and beneficial owner of approximately 45.4% of the outstanding capital stock of the Company, and Jon Isaac, the Company’s President and Chief Executive Officer, and manager and sole member of the Lender, is a record and beneficial owner of approximately 52.9% of the outstanding capital stock of the Company.

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

SEC Notice

On February 21, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) and a letter from the SEC stating that it is conducting an investigation. The subpoena requests documents and information concerning, among other things, the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors. The letter from the SEC states that “this inquiry does not mean that the SEC has concluded that the Company or any of its officers and directors has broken the law or that the SEC has a negative opinion of any person, entity, or security.”  The Company is cooperating with the SEC in its investigation. During August 2020, three of the Company’s executives received a Wells Notice from the SEC.  See Note 17 for a complete discussion.

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

On September 12, 2019, Fisher & Paykel Appliances, Inc. (“F&P”) initiated an arbitration against ApplianceSmart in San Diego alleging breach of contract and seeking damages in excess of $100.  This matter was stayed as a result of the Chapter 11 Case.  On July 9, 2020, discontinued the arbitration.

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

On April 26, 2019, New Leaf Serv. Contracts, LLC (“New Leaf”) filed suit against ApplianceSmart and the Company in the District Court of Dallas County, Texas (the “Dallas Court”) alleging, among other things, breach of contract.  Plaintiff seeks damages of approximately $215, plus interest and attorneys’ fees.  This matter was subsequently abated to allow the parties to arbitrate this dispute.  The Company has asserted certain counterclaims against New Leaf.  This matter was stayed as a result of the Chapter 11 Case.  On June 29, 2020, this matter was dismissed by New Leaf with prejudice.

Warranties

During 2019, the Company became the principal for certain extended warranties, as a result, warranty reserves are included in accrued liabilities in our consolidated balance sheet.  The following table summarizes the warranty reserve activity for the nine months ended June 30, 2020:

Beginning balance, September 30, 2019	$292
Warranties issued/accrued	—
Warranty settlements	(61)
Ending balance, June 30, 2020	$231

Note 15:	Income Taxes

The income tax rate for the three months ended June 30, 2020 and 2019 was 27.8% and 27.5%, respectively. The income tax rate for the nine months ended June 30, 2020 and 2019 was 26.8% and 27.6%, respectively. The effective income tax rate differs from the U.S. federal statuary rate primarily due to state taxes and certain non-deductible expenses. As of June 30, 2020, the Company had no uncertain tax positions. The Company is subject to taxation and files income tax returns in the U.S., and various state jurisdictions. The Company is subject to audit for U.S. purposes for the current and prior three years; and for state purposes the current and prior four years.

Note 16:	Segment Reporting

The Company operates in three segments which are characterized as: (1) Manufacturing, (2) Retail and Online, and (3) Services. The Manufacturing Segment consists of Marquis Industries, the Retail and Online segment consists of Vintage Stock and ApplianceSmart, and the Services segment consists of the directory services business.

The following tables summarize segment information for the three and nine months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Revenues
Retail and Online	$14,259	$23,973	$54,733	$80,366
Manufacturing	28,079	22,913	75,747	66,358
Services	134	157	424	488
	$42,472	$47,043	$130,904	$147,212

Gross profit
Retail and Online	$8,009	$12,455	$29,464	$38,773
Manufacturing	8,579	6,644	21,255	18,001
Services	125	147	396	460
	$16,713	$19,246	$51,115	$57,234

Operating income
Retail and Online	$1,586	$552	$2,770	$183
Manufacturing	4,280	3,111	9,381	7,304
Services	124	146	394	458
	$5,990	$3,809	$12,545	$7,945

Depreciation and amortization
Retail and Online	$331	$(520)	$1,482	$1,150
Manufacturing	984	610	2,472	2,982
Services	—	—	—	—
	$1,315	$90	$3,954	$4,132

Interest expenses
Retail and Online	$715	$1,206	$2,512	$3,501
Manufacturing	440	399	1,270	1,292
Services	—	—	—	—
	$1,155	$1,605	$3,782	$4,793

Net income (loss) before provision for income taxes
Retail and Online	$1,199	$(617)	$778	$(3,222)
Manufacturing	3,685	2,512	7,681	7,579
Services	124	147	394	458
	$5,008	$2,042	$8,853	$4,815

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

Acquisition of Precision Industries, Inc.

On July 14, 2020 (the “Closing Date”), the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Precision Industries, Inc., a Pennsylvania corporation (“Precision”), President Merger Sub Inc., a Pennsylvania corporation and a wholly-owned subsidiary of Live Ventures (“Merger Sub”), and D. Jackson Milhollan, as shareholders’ representative, pursuant to which Live Ventures acquired Precision by the consummation of a merger (the “Merger”) of its Merger Sub with and into Precision, with Precision surviving the Merger.

Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, at the closing of the Merger, Live Ventures paid Precision’s shareholders aggregate consideration of $31,475 in cash (the “Merger Consideration”), subject to (i) certain adjustments with respect to Precision’s cash, expenses incurred in connection with the Merger, debt, and net working capital balances at the closing of the Merger, (ii) the withholding of a portion of the Merger Consideration in connection with the Precision shareholders’ indemnification obligations under the Merger Agreement, and (iii) the withholding of a portion of the Merger Consideration as an expense account for the shareholders’ representative. At the effective time of the Merger (the “Effective Time”), shares of Precision’s outstanding common stock (the “Precision Common Stock”) were converted into the right to receive a portion of the Merger Consideration in accordance with the terms of the Merger Agreement.

The Merger Agreement contains customary representations, warranties, covenants, and agreements of Live Ventures, Merger Sub, and Precision, including indemnification rights in favor of Live Ventures that are customary for a transaction of this nature and magnitude.

In connection with the Merger, Live Ventures formed “Precision Affiliated Holdings LLC”, a Delaware limited liability company (“Precision Holdings”), as its wholly-owned subsidiary for the purpose of its holding 100% of the issued and outstanding shares of capital stock of Precision.  Pursuant to the terms of a Contribution Agreement (the “Contribution Agreement”) and in connection with the Merger and the financing of the acquisition of Precision, Live Ventures caused the capital stock of Precision to be vested in Precision Holdings.

Financing Transactions

Loan with Encina Business Credit, LLC

On the Closing Date, Precision Holdings, a wholly-owned subsidiary of Live Ventures and the holder of 100% of the issued and outstanding shares of capital stock of Precision and Merger Sub entered into a Loan and Security Agreement (the “Loan Agreement”) by and among Precision and Merger Sub, as Borrowers, Precision Holdings, as a Loan Party Obligor, the lenders from time to time party thereto, and Encina Business Credit, LLC, as Agent (the “Agent”).  The Loan Agreement provides for a $1.72 million secured term loan (the “Term Loan”), and secured revolving loans (the “Revolving Loans”, and together with the Term Loan, the “Encina Loans”) in a principal amount not to exceed the lesser of (i) $23,500 and (ii) a borrowing base equal to the sum of (a) 85% of eligible accounts receivable of the two Borrowers, plus (b) 85% of eligible inventory of the two Borrowers, subject to an eligible inventory sublimit that begins at $14,000 and declines to $12,000 during the term of the Loan Agreement, minus (c) customary reserves.  The Encina Loans will be used (v) in connection with the consummation and financing of  the Merger, (w) to repay in full certain indebtedness of Precision, (x) to pay the fees, costs, and expenses incurred in connection with the Loan Agreement and the Merger Agreement, (y) for Borrowers’ working capital purposes, and (z) for other lawful business purposes.

The Revolving Loans bear interest at an interest rate equal to the one-month London interbank offered rate (“LIBOR”) plus the applicable margin. The applicable margin ranges from 4.50% to 5.50% per annum (subject to a LIBOR floor of 1.00%) and is determined based on a pricing grid based on the Borrowers’ inventory-to-accounts receivable availability ratio and average

Revolving Loan excess availability. The applicable margin through January 31, 2021 is 5.50%.  The Term Loan bears interest at an interest rate equal to LIBOR plus 6.50%.

The outstanding principal amounts of the Encina Loans and all accrued and unpaid interest are due and payable on July 14, 2023 (the “Scheduled Maturity Date”).  The Term Loan requires monthly payments of principal in the amount of $28,666.67 plus accrued and unpaid interest. The Revolving Loans require monthly payments of accrued and unpaid interest.  The Borrowers may prepay the Term Loan in whole or in part, and may prepay the Revolving Loans in part, at any time without penalty or premium.  The Borrowers may prepay and terminate the Revolving Loans in whole at any time, subject to the payment (with certain exceptions described below) of an early termination fee equal to: (i) 3.0% of the Revolving Loan Commitment ($23,500) if prepaid during the period of time from and after the Closing Date up to the first anniversary of the Closing Date; (ii) 1.0% of the Revolving Loan Commitment on and after the first anniversary of the Closing Date, but on or before the second anniversary of the Closing Date, or (iii) 0.50% on and after the second anniversary of the Closing Date, but on or before the third anniversary of the Closing Date; provided, during the three months preceding the Scheduled Maturity Date, no early termination fee will be payable so long as Borrowers provide at least 90-days’ prior written notice to Agent of such proposed Revolving Loan Commitment termination.

The Encina Loans are also subject to customary mandatory prepayments upon the occurrence of certain asset dispositions, casualty, taking or condemnation events, equity issuances, the incurrence of certain indebtedness, and receipt of extraordinary receipts.

The Encina Loans are secured by a lien on substantially all of the assets of Precision Holdings, the Borrowers, and any future subsidiaries of the Borrowers, and are guaranteed by Precision Holdings and future subsidiaries of the Borrowers.

Loan from Isaac Capital Group LLC

On July 10, 2020, the Company borrowed $2,000 (the “ICG Loan”) from Isaac Capital Group LLC (“ICG”).  The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5% per annum. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. Live Ventures used the proceeds from the ICG Loan to finance the acquisition of Precision.  The ICG Loan documents contain events of default and other provisions customary for a loan of this type.

Jon Isaac, the Company President and Chief Executive Officer, is the President and sole member of ICG.  As of June 17, 2020, Mr. Isaac is the beneficial owner of approximately 52.9% of the outstanding capital stock (on an as-converted and as-exercised basis) of the Company, which percentage includes ICG’s beneficial ownership of approximately 45.4% of the outstanding capital stock (on an as-converted and as-exercised basis) of the Company.

The foregoing description of the ICG Loan is qualified in its entirety by reference to the complete text of the Loan and Security Agreement among Isaac Capital Fund I, LLC (“ICF”) and certain direct and indirect wholly-owned subsidiaries of Live Ventures, dated as of July 6, 2015, and that certain Consent, Joinder and First Amendment to Loan and Security Agreement among ICF and certain of the same subsidiaries and one additional indirect wholly-owned subsidiary of Live Ventures, dated as of January 31, 2020, the Second Amendment to Loan and Security Agreement and Novation by and among Live Ventures, Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Isaac Capital Fund I LLC, and the Assignment and Assumption Agreement between ICF and ICG, dated as of July 10, 2020.

Loan from Spriggs Investments LLC

On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company, that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2,000 (the “Spriggs Loan”). The Spriggs Loan matures on July 10, 2022 and bears simple interest at a rate of 10.0% per annum. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. the Company may prepay the Spriggs Loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid, together with accrued interest thereon to the date of prepayment; provided, however, that, if the Company prepays the Spriggs Loan in whole or in part on or prior to December 10, 2020, then the Company would also be obligated to pay a prepayment penalty to Spriggs Investments in an amount equal to $100, less the amount of any interest paid or to be paid by the Company up to the date of prepayment.  the Company used the proceeds from the Spriggs Loan to finance the acquisition of Precision.  The Spriggs Promissory Note contains events of default and other provisions customary for a loan of this type. The Spriggs Loan was guaranteed by Jon Isaac, Live Ventures’ President and Chief Executive Officer, and by ICG.

ApplianceSmart Bankruptcy and Other ApplianceSmart Litigation Matters

On August 4, 2020, Valassis Communications, Inc. and Valassis Digital Corp. (collectively, “Valassis”) filed suit against ApplianceSmart Holdings LLC in the State of Michigan, Third Judicial Circuit, Wayne County, alleging, among other things, breach of contract and account stated and seeking damages of approximately $700.  The Company believes that ApplianceSmart, Inc., not

ApplianceSmart Holdings LLC is the responsible party.  On December 9, 2019, ApplianceSmart filed a Chapter 11 Case in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The bankruptcy affects Live Ventures’ indirect subsidiary ApplianceSmart only and does not affect any other subsidiary of Live Ventures, including, but not limited to ASH, or Live Ventures itself.  The Company believes that this matter has been stayed by the Chapter 11 Case, and, if the Bankruptcy Court determines that this matter has not been stayed, the Company intends to vigorously defend on behalf of ASH.

SEC Notice

On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously-disclosed SEC investigation.  The Wells Notices relate to, among other things, the Company’s reporting of its financial performance for its fiscal year ended September 30, 2016, certain disclosures related to executive compensation, and its previous acquisition of ApplianceSmart. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notices informed the Executives that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against each of the Executives that would allege certain violations of the federal securities laws. The Executives and the Company maintain that their actions were appropriate and intends to vigorously defend against any and all allegations brought forth.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2020, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “2019 Form 10-K”).

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

Retail and Online Segment

Our Retail and Online Segment is composed of Vintage Stock and ApplianceSmart.

Vintage Stock

Vintage Stock Holdings LLC, Vintage Stock, V-Stock, Movie Trading Company and EntertainMart (collectively “Vintage Stock”) is an award-winning specialty entertainment retailer offering a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 62 retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, New Mexico, Oklahoma Texas and Utah. Due to the COIVD-19 pandemic As of March 31, 2020, Vintage Stock had closed all of its retail locations in response to the crisis. Beginning May 1, 2020, Vintage began to reopen certain locations in compliance with government regulations.  Additionally, as of June 30, 2020, all Vintage retail locations were reopened while maintaining compliance with government mandates. We are unable to predict if additional periods of store closures will be needed or mandated.

ApplianceSmart

At December 31, 2019, ApplianceSmart Affiliated Holdings LLC, ApplianceSmart Inc. and ApplianceSmart Contracting, Inc (collectively “ApplianceSmart”) operated three stores: two in Minnesota and one Ohio.  As of March 31, 2020, ApplianceSmart operates one store in Ohio. ApplianceSmart is a major household appliance retailer with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, niche offerings such as close-outs, factory overruns, discontinued models, and special-buy appliances, including open box merchandise and others.  On April 22, 2020, the Company sold ApplianceSmart Contracting Inc. to a related party for $60 (see Note 13 to the consolidated financial statements for a complete discussion).

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

Results of Operations Three Months Ended June 30, 2020 and 2019

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	For the Three Months Ended June 30, 2020		For the Three Months Ended June 30, 2019
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenues	$42,472	100.0%	$47,043	100.0%
Cost of revenues	25,759	60.6%	27,797	59.1%
Gross profit	16,713	39.4%	19,246	40.9%
General and administrative expenses	8,221	19.4%	12,191	25.9%
Sales and marketing expenses	2,502	5.9%	3,246	6.9%
Operating income	5,990	14.1%	3,809	8.1%
Interest expense, net	(1,155)	(2.7)%	(1,605)	(3.4)%
Gain on lease settlement, net	—	0.0%	—	0.0%
Other income (expense)	173	0.4%	(162)	(0.3)%
Income before provision for income taxes	5,008	11.8%	2,042	4.3%
Provision for income taxes	1,423	3.4%	562	1.2%
Net income	$3,585	8.4%	$1,480	3.1%

The following table sets forth revenues for key product categories revenue and percentages of total revenue for each key product category indicated:

	For the Three Months Ended June 30, 2020		For the Three Months Ended June 30, 2019
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Revenue
Used Movies, Music, Games and Other	$7,544	17.8%	$10,140	21.6%
New Movies, Music, Games and Other	5,943	14.0%	7,396	15.7%
Rentals, Concessions and Other	76	0.2%	234	0.5%
Retail Appliance	696	1.6%	6,203	13.2%
Carpets	19,290	45.4%	14,937	31.8%
Hard Surface Products	8,789	20.7%	7,650	16.3%
Synthetic Turf Products	—	0.0%	326	0.7%
Directory Services	134	0.3%	157	0.3%
Total Revenue	$42,472	100.0%	$47,043	100.0%

The following table sets forth gross profit earned by key product categories and gross profit as a percentage of revenue for each key product category indicated:

	For the Three Months Ended June 30, 2020		For the Three Months Ended June 30, 2019
	Gross Profit	Gross Profit %	Gross Profit	Gross Profit %
Gross Profit
Used Movies, Music, Games and Other	$6,111	81.0%	$8,037	79.3%
New Movies, Music, Games and Other	1,727	29.1%	1,651	22.3%
Rentals, Concessions and Other	29	38.5%	155	66.2%
Retail Appliance	142	20.4%	2,612	42.1%
Carpets	5,444	28.2%	4,441	29.7%
Hard Surface Products	3,135	35.7%	2,002	26.2%
Synthetic Turf Products	—	0.0%	201	61.7%
Directory Services	125	93.2%	147	93.6%
Total Gross Profit	$16,713	39.4%	$19,246	40.9%

Revenue

Revenue decreased $4,571 or 10% to $42,472 for the three months ended June 30, 2020 as compared to $47,043 for the three months ended June 30, 2019. Revenue from retail appliances decreased significantly due to ApplianceSmart declining sales and the closure of certain retail locations.   Revenue from new and used movies, music, games and other decreased primarily due to retail location closures impacted by COVID-19. The decrease in retail revenue was offset by an increase in carpet and hard surface products as a result of the Lonesome Oak acquisition (see Note 4 to the condensed consolidated financial statements).

Cost of Revenue

Cost of revenue remained consistent at $25,759 for the three months ended June 30, 2020 as compared $27,797 for the three months ended June 30, 2019. Costs of revenue varied proportionately with the variance in revenue.

Gross Profit

Gross profit decreased $2,533 or 13% to $16,713 for the three months ended June 30, 2020 as compared to $19,246 for the three months ended June 30, 2019, primarily due to the decrease in revenue as discussed above.

General and Administrative Expense

General and Administrative expense decreased $3,970 or 33%,  to $8,221 for the three months ended June 30, 2020 as compared to $12,191 for the three months ended June 30, 2019 primarily due to lower costs resulting from the decrease rent expense and employee costs associated with permanent closure of the ApplianceSmart retail locations and the temporary closure of Vintage retail locations due to COVID-19.

Selling and Marketing Expense

Selling and marketing expense decreased $744 or 23%, for the three months June 30, 2020 as compared to the three months ended June 30, 2019 primarily due to reduced marketing efforts related to the permanent ApplianceSmart retail location closures and reduced activities due to COVID-19.

Operating Income

Because of the factors described above, operating income of $5,990 for the three months ended June 30, 2020 represented an increase of $2,181 or 57% over the comparable prior year period of $3,809.

Interest Expense, net

Interest expense, net decreased $450 or 28% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due to a decrease in certain interest rates and the continued efforts to repay debt obligations.

Other Income

Other income of $173 for the three months ended June 30, 2020 was primarily related to the settlement of certain ApplianceSmart liabilities under bankruptcy. Other expense of $162 for the three months ended June 30, 2019 was driven by the disposal of certain assets.

Provision for Income Taxes

Provision for income taxes was $1,423, for the three months ended June 30, 2020 as compared to $562 for the three months ended June 30, 2019 primarily due to the variance in pre-tax net income.

Net Income

The factors described above led to net income of $3,585 for the three months ended June 30, 2020, which was an increase of $2,105 compared to net income of $1,480 for the three months ended June 30, 2019.

Results of Operations Nine Months Ended June 30, 2020 and 2019

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	For the Nine Months Ended June 30,2020		For the Nine Months Ended June 30,2019
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenues	$130,904	100.0%	$147,212	100.0%
Cost of revenues	79,789	61.0%	89,978	61.1%
Gross profit	51,115	39.0%	57,234	38.9%
General and administrative expenses	30,731	23.5%	37,886	25.7%
Sales and marketing expenses	7,839	6.0%	11,403	7.7%
Operating income	12,545	9.6%	7,945	5.4%
Interest expense, net	(3,782)	(2.9)%	(4,793)	(3.3)%
Gain on lease settlement, net	223	0.2%	—	0.0%
Other income (expense)	(133)	-0.1%	1,663	1.1%
Income before provision for income taxes	8,853	6.8%	4,815	3.3%
Provision for income taxes	2,402	1.8%	1,331	0.9%
Net income	$6,451	4.9%	$3,484	2.4%

The following table sets forth revenues for key product categories revenue and percentages of total revenue for each key product category indicated:

	For the Nine Months Ended June 30,2020		For the Nine Months Ended June 30,2019
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Revenue
Used Movies, Music, Games and Other	$27,475	21.0%	$32,082	21.8%
New Movies, Music, Games and Other	23,346	17.8%	26,334	17.9%
Rentals, Concessions and Other	462	0.4%	784	0.5%
Retail Appliance	3,450	2.6%	21,166	14.4%
Carpets	52,174	39.9%	43,275	29.4%
Hard Surface Products	23,403	17.9%	21,287	14.5%
Synthetic Turf Products	170	0.1%	1,796	1.2%
Directory Services	424	0.3%	488	0.3%
Total Revenue	$130,904	100.0%	$147,212	100.0%

The following table sets forth gross profit earned by key product categories and gross profit as a percentage of revenue for each key product category indicated:

	For the Nine Months Ended June 30,2020		For the Nine Months Ended June 30,2019
	Gross Profit	Gross Profit %	Gross Profit	Gross Profit %
Gross Profit
Used Movies, Music, Games and Other	$22,168	80.7%	$25,846	80.6%
New Movies, Music, Games and Other	6,406	27.4%	6,555	24.9%
Rentals, Concessions and Other	178	38.6%	515	65.7%
Retail Appliance	712	20.6%	5,857	27.7%
Carpets	14,628	28.0%	12,048	27.8%
Hard Surface Products	6,544	28.0%	5,547	26.1%
Synthetic Turf Products	83	48.8%	406	22.6%
Directory Services	396	93.4%	460	94.3%
Total Gross Profit	$51,115	39.0%	$57,234	38.9%

Revenue

Revenue decreased $16,308 or 11% to $130,904 for the nine months ended June 30, 2020 as compared to $147,212 for the nine months ended June 30, 2019. Revenue from retail appliances decreased significantly due to ApplianceSmart declining sales and the closure of certain retail locations.  New and used movies, music, games and other revenue slightly decreased due to retail location temporary closures as a result of COVID-19. Synthetic turf revenue decreased due to the sale of the equipment as the Company exits this division. Carpet and hard surface products as a result of the Lonesome Oak acquisition (see Note 4 to the condensed consolidated financial statements).

Cost of Revenue

Cost of revenue decreased $10,189 or 11% to $79,789 for the nine months ended June 30, 2020 as compared to $89,978 for the nine months ended June 30, 2019. Costs of revenue varied proportionately with the variance in revenue.

Gross Profit

The decrease in revenue and costs of revenues discussed above resulted in a decrease in gross profit of $6,119 or 11% for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019.

General and Administrative Expense

General and Administrative expense decreased $7,155 or 19% to $30,731 for the nine months ended June 30, 2020 as compared to $37,886 for the nine months ended June 30, 2019 primarily due to lower costs resulting from the decrease rent expense and employee costs associated with permanent closure of the ApplianceSmart retail locations and the temporary closure of Vintage retail locations due to COVID-19.

Sales and Marketing Expense

Sales and marketing expense decreased $3,564 or 31% to $7,839 for the nine months June 30, 2020 as compared to $11,403 for the nine months ended June 30, 2019 primarily due to reduced marketing efforts related to the permanent ApplianceSmart retail location closures and reduced activities due to COVID-19.

Operating Income

Because of the factors described above, operating income of $12,545 for the nine months ended June 30, 2020 represented an increase of $4,600 or 58% over the comparable prior year period of $7,945.

Interest Expense, net

Interest expense net decreased $1,011 or 21%, for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019 due to a decrease in certain interest rates and the continued efforts to repay debt obligations.

Gain on lease settlement, net

During the nine months ended June 30, 2020, the Company recorded a net gain on lease settlement of $223 which consisted of impairment charges of $614 related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases, offset by a gain on lease settlement of $837 resulting from the extinguishment of the lease liability associated with the closed retail locations. There were no such transactions during the nine months ended June 30, 2019.

Other Income

Other expense of $133 for the nine months ended June 30, 2020 was primarily related to the warrant extension fair value adjustment, offset by the settlement of certain ApplianceSmart liabilities under bankruptcy. Other income of $1,663 for the nine months ended June 30, 2019 was driven by $1,518 of gain on sale of the Marquis Synthetic Turf Products business during December 2018.

Provision for Income Taxes

Provision for income taxes was $2,402, for the nine months ended June 30, 2020 as compared to $1,331 for the nine months ended June 30, 2019 primarily due to the variance in pre-tax net income.

Net Income

The factors described above led to net income of $6,451 for the nine months ended June 30, 2020, which was a $2,967 or 85% increase to net income of $3,484 for the nine months ended June 30, 2019

Segment Performance

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

	For the Three Months Ended June 30, 2020				For the Three Months Ended June 30, 2019
	Retail & Online	Manufacturing	Services	Total	Retail & Online	Manufacturing	Services	Total
Revenue	$14,259	$28,079	$134	$42,472	$23,973	$22,913	$157	$47,043
Cost of Revenue	6,250	19,500	9	25,759	11,518	16,269	10	27,797
Gross Profit	8,009	8,579	125	16,713	12,455	6,644	147	19,246
General and Administrative Expense	6,291	1,929	1	8,221	10,599	1,592	—	12,191
Selling and Marketing Expense	132	2,370	—	2,502	1,305	1,941	—	3,246
Operating Income	$1,586	$4,280	$124	$5,990	$551	$3,111	$147	$3,809

	Three Months Ended June 30, 2020 Segments in % of Revenue				Three Months Ended June 30, 2019 Segments in % of Revenue
	Retail & Online	Manufacturing	Services	Total	Retail & Online	Manufacturing	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	43.8%	69.4%	6.8%	60.6%	48.0%	71.0%	6.4%	59.1%
Gross Profit	56.2%	30.6%	93.2%	39.4%	52.0%	29.0%	93.6%	40.9%
General and Administrative Expense	44.1%	6.9%	1.8%	19.4%	44.2%	6.9%	0.0%	25.9%
Selling and Marketing Expense	0.9%	8.4%	0.0%	5.9%	5.4%	8.5%	0.0%	6.9%
Operating Income	11.1%	15.2%	92.1%	14.1%	2.3%	13.6%	93.6%	8.1%

Retail and Online Segment

Segment results for Retail and Online include Vintage Stock and ApplianceSmart. Revenue for the three months ended June 30, 2020 decreased $9,714, or 41%, as compared to the prior year, primarily due to the ApplianceSmart retail location closures during fiscal 2019 and the temporary closure of Vintage retail locations due to COVID-19. Cost of revenue for the three months ended June 30, 2020 decreased $5,268 or 46%, as compared to the prior year period, primarily due to the decrease in revenue. Operating income for the three months ended June 30, 2020 was $1,586, as compared to operating income of $551 the prior year period, primarily due to the decrease in gross profit, general and administrative costs and selling and marketing expenses due to ApplianceSmart retail location closures and COVID-19.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the three months ended June 30, 2020 increased $5,166 or 23%, as compared to the prior year period, due to Lonesome Oak acquisition (see Note 4 to the condensed consolidated financial statements). Cost of revenue for the three months ended June 30, 2020 increased proportionately with revenue, as compared to the prior year period. Operating income for the three months ended June 30, 2020 of $4,280 increased $1,169 compared to the prior year period of $3,111.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues and operating income continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

	For the Nine Months Ended June 30,2020				For the Nine Months Ended June 30,2019
	Retail & Online	Manufacturing	Services	Total	Retail & Online	Manufacturing	Services	Total
Revenue	$54,733	$75,747	$424	$130,904	$80,366	$66,358	$488	$147,212
Cost of Revenue	25,269	54,492	28	79,789	41,593	48,357	28	89,978
Gross Profit	29,464	21,255	396	51,115	38,773	18,001	460	57,234
General and Administrative Expense	25,630	5,099	2	30,731	33,269	4,614	3	37,886
Selling and Marketing Expense	1,064	6,775	—	7,839	5,320	6,083	—	11,403
Operating Income	$2,770	$9,381	$394	$12,545	$184	$7,304	$457	$7,945

	Nine Months Ended June 30, 2020 Segments in % of Revenue				Nine Months Ended June 30, 2019 Segments in % of Revenue
	Retail & Online	Manufacturing	Services	Total	Retail & Online	Manufacturing	Services	Total
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Revenue	46.2%	71.9%	6.6%	61.0%	51.8%	72.9%	5.7%	61.1%
Gross Profit	53.8%	28.1%	93.4%	39.0%	48.2%	27.1%	94.3%	38.9%
General and Administrative Expense	46.8%	6.7%	0.6%	23.5%	41.4%	7.0%	0.6%	25.7%
Selling and Marketing Expense	1.9%	8.9%	0.0%	6.0%	6.6%	9.2%	0.0%	7.7%
Operating Income	5.1%	12.4%	93.0%	9.6%	0.2%	11.0%	93.6%	5.4%

Retail and Online Segment

Segment results for Retail and Online include Vintage Stock and ApplianceSmart. Revenue for the nine months ended June 30, 2020 decreased $25,633, or 32%, as compared to the prior year, primarily due to the ApplianceSmart retail location closures during fiscal 2019 and the temporary closure of Vintage retail locations due to COVID-19. Cost of revenue for the nine months ended June 30, 2020 decreased $16,324 or 39%, as compared to the prior year period, primarily due to the decrease in revenue. Operating income for the nine months ended June 30, 2020 was $2.770, as compared to operating loss of $184 the prior year period, primarily due to the decrease in gross profit, general and administrative costs and selling and marketing expenses due to ApplianceSmart retail location closures and COIVD-19.

Manufacturing Segment

Segment results for Manufacturing include Marquis, which is our carpet, hard surface and synthetic turf products business. Revenue for the nine months ended June 30, 2020 increased $9,389, or 14%, as compared to the prior year period, due to the Lonesome Oak acquisition (see Note 4 to the condensed consolidated financial statements), partially offset by a decrease in synthetic turf products due to the sale of equipment for this division during December 2018. Cost of revenue for the nine months ended June 30, 2020 decreased proportionately with revenue, as compared to the prior year period. Operating income for the nine months ended June 30, 2020 increased $2,077 to $9,381 from $7,304 for the nine months ended June 30, 2019.

Services Segment

Segment results for Services include Telco results, which is our directory services business. Revenues and operating income continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Liquidity and Capital Resources

Overview

Based on our operating plans as of June 30, 2020, we believe that available cash balances, cash generated from our operating activities and funds available under our asset based revolver lines of credit will provide sufficient liquidity to fund our operations, pay our scheduled loan payments, fund our continued investments in store openings and remodelling activities, continue to repurchase shares, and pay dividends on our shares of Series E Preferred Stock as declared by the Board of Directors, for at least the next 12 months.

As of June 30, 2020, we had total cash on hand of $5,689, an additional $22,455 of available borrowing under the BofA Revolver, an additional $5,681 of available borrowing under the TCB Revolver and an additional $1,000 under the ICG Revolver (as defined below).

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

Additionally, on April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby the Isaac Capital Group, LLC (“ICG”) agreed to provide the Company with a $1,000 revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023.  The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities.  As of June 17, 2020, ICG is a record and beneficial owner of approximately 45.4% of the outstanding capital stock of the Company, and Jon Isaac, the Company’s President and Chief Executive Officer, and manager and sole member of ICG, is a record and beneficial owner of approximately 52.9% of the outstanding capital stock of the Company.

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

In March 2020, there was a global outbreak of COVID-19 (Coronavirus) that has resulted in changes in global supply of certain products.  The pandemic is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and traffic within shopping centers, and, where applicable, malls, containing our stores.  As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine are continuing to increase, which has already affected, and may continue to affect, traffic to our stores. As of March 31, 2020, Vintage Stock had closed all of its retail locations in response to the crisis. Beginning May 1, 2020, Vintage began to reopen certain locations in compliance with government regulations.  Additionally, as of June 30, 2020, all Vintage retail locations were reopened while maintaining compliance with government mandates. We are unable to predict if additional periods of store closures will be needed or mandated. During March and April 2020, Marquis conducted rolling layoffs for certain employees, however, during May 2020, all employees have returned to their respective locations. Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity, and cash flows, and may require significant actions in response, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of our products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

Working Capital

We had working capital of $11,601 as of June 30, 2020 as compared to working capital of $20,727 as of September 30, 2019 with current assets increasing by $9,411 and current liabilities increasing by $18,537. Such changes in working capital were primarily attributable to the Lonesome Oak acquisition, increase in short term lease obligations due to the adoption of the new lease accounting standard, an increase in the current portion of debt, a decrease in trade receivables and net debtor-in-possession liabilities.

Cash Flows from Operating Activities

The Company’s cash and cash equivalents at June 30, 2020 was $5,689 compared to $2,681 at September 30, 2019, an increase of $3,088.  Net cash provided by operations was $18,075 for the nine months ended June 30, 2020 as compared to net cash provided by operations of $14,786 for the same period in 2019 primarily due to the Result of operations discussed above.

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

Cash Flows from Investing Activities

Our cash flows used in investing activities of $2,992 for the nine months ended June 30, 2020 consisted primarily of purchases of property and equipment of $2,357 and a $550 payment associated with the Lonesome Oak acquisition (see Note 4 to the condensed consolidated financial statements). Our cash flows provided by investing activities of $2,251 for the nine months ended June 30, 2019 consisted primarily of $4,382 proceeds from the sale of property and equipment, partially offset by purchases of property and equipment of $2,019.

Cash Flows from Financing Activities

Our cash flows used in financing activities during the nine months ended June 30, 2020 consisted of $5,169 net payments under revolver loans, purchase of treasury stock $1,433, payment on notes payable $15,152, proceeds on notes payable of $9,768 and cash classified as debtor-in-possession of $86.

Our cash flows used in financing activities during the nine months ended June 30, 2019 consisted of $5,446 in net payments under revolver loans, $168 in payments of debt issuance costs, purchase of treasury stock of $631, $1,069 payment on related party notes payable and payment on notes payable of $10,048.

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

Sources of Liquidity

We utilize cash on hand and cash generated from operations and have funds available to us under our three revolving loan facilities (the BofA Revolver, TCB Revolver, and ICG Revolver) to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks. Our term debt facilities are not revolving credit facilities and require scheduled payments of principal and interest.

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 7 to the consolidated financial statements. The following tables summarize the BofA Revolver for the period:

	During the nine months ended June 30,
	2020	2019
Cumulative borrowing during the period	$85,563	$63,942
Cumulative repayment during the period	87,919	71,542
Maximum borrowed during the period	11,347	8,071
Weighted average interest for the period	2.87%	4.19%

	June 30, 2020	September 30, 2019
Total availability	$22,455	$14,914
Total outstanding	—	13

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver subject to availability as described in Note 7 to the consolidated financial statements. The following tables summarize the TCB Revolver for the period:

	During the nine months ended June 30,
	2020	2019
Cumulative borrowing during the period	$46,792	$57,653
Cumulative repayment during the period	51,063	58,351
Maximum borrowed during the period	11,798	11,932
Weighted average interest for the period	3.59%	4.71%

	June 30, 2020	September 30, 2019
Total availability	$5,681	$1,410
Total outstanding	6,319	10,590

ICG Revolver

The Company may borrow funds for operations under the ICG Revolver subject to availability as described in Note 7 to the consolidated financial statements. As of June 30, 2020, the Company had not borrowed any funds and the full amount of $1,000 was available.

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

Off-Balance Sheet Arrangements

At June 30, 2020, we had no off-balance sheet arrangements, commitments, or guarantees that require additional disclosure or measurement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of June 30, 2020.  Management noted the following deficiencies that management believes to be material weaknesses:

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

On April 26, 2019, New Leaf Serv. Contracts, LLC (“New Leaf”) filed suit against ApplianceSmart and the Company in the District Court of Dallas County, Texas (the “Dallas Court”) alleging, among other things, breach of contract.  Plaintiff seeks damages of approximately $215, plus interest and attorneys’ fees.  This matter was subsequently abated to allow the parties to arbitrate this dispute.  The Company asserted certain counterclaims against New Leaf.  This matter was stayed as a result of the Chapter 11 Case.  On June 29, 2020, this matter was dismissed by New Leaf with prejudice.

On August 4, 2020, Valassis Communications, Inc. and Valassis Digital Corp. (collectively, “Valassis”) filed suit against ApplianceSmart Holdings LLC in the State of Michigan, Third Judicial Circuit, Wayne County, alleging, among other things, breach of contract and account stated and seeking damages of approximately $700,000.  The Company believes that ApplianceSmart, Inc., not ApplianceSmart Holdings LLC is the responsible party.  On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The bankruptcy affects Live Ventures’ indirect subsidiary ApplianceSmart only and does not affect any other subsidiary of Live Ventures, including, but not limited to ASH, or Live Ventures itself.  The Company believes that this matter has been stayed by the Chapter 11 Case, and, if the Bankruptcy Court determines that this matter has not been stayed, the Company intends to vigorously defend on behalf of ASH.

On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the U.S. Securities and Exchange Commission (the “SEC”) relating to the Company’s previously-disclosed SEC investigation.  The Wells Notices relate to, among other things, the Company’s reporting of its financial performance for its fiscal year ended September 30, 2016, certain disclosures related to executive compensation, and its previous acquisition of ApplianceSmart. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notices informed the Executives that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against each of the Executives that would allege certain violations of the federal securities laws. The Executives and the Company maintain that their actions were appropriate and intends to vigorously defend against any and all allegations brought forth.

ITEM 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  Unregistered Sales of Equity Securities and Use of funds

On February 20, 2018, the Company announced a $10 million common stock repurchase program. Below are the purchases during the three months ended June 30, 2020:

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
April 2020	26,434	$5.97	26,434	$7,971,687
May 2020	18,212	7.52	18,212	7,518,378
June 2020	6,515	9.31	6,515	7,461,760
	51,161		51,161

Additionally, during May 2020, we repurchased 55,000 common shares at $5.72 per share per an agreement in a private transaction.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07
3.2		Certificate of Change	8-K	001-333937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-333937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-333937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-333937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-333937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-333937	3.1.6	12/29/16
3.8		Bylaws of Live Ventures Incorporated	10-Q	001-33937	3.8	08/14/18
10.1		Promissory Note between Marquis Industries, Inc. and Bank of America, N.A.	8-K	001-33937	10.1	05/08/20
10.2		Ninth Amendment to Loan and Security Agreement dated May 4, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and Bank of America, N.A.	8-K	001-33937	10.2	05/08/20
10.3	*	Tenth Amendment to Loan and Security Agreement and Consent dated July 6, 2020 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. 101.INS	*	XBRL Instance Document
Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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