Form 10-K
period 2020-09-30
LIVE VENTURES Inc
filed 2021-01-13
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

If any emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates computed based on the closing sales price of such stock on March 31, 2020 was approximately $9,300,000.

The number of shares outstanding of the registrant’s common stock, as of December 31, 2020, was 1,555,175 shares.

DOCUMENTS INCORPORATED BY REFERENCE  None

LIVE VENTURES INCORPORATED

FORM 10-K

For the year ended September 30, 2020

As used in this Annual Report on Form 10-K (this “Form 10-K”), unless otherwise stated or the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Live Ventures” and similar references refer collectively to Live Ventures Incorporated and its subsidiaries.

i

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. You can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or similar expressions that concern our strategy, plans, or intentions. Any statements we make relating to our future operations, performance and results, anticipated liquidity, or ongoing business strategies or prospects and possible Live Ventures’ actions, are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those we expected. We derive most of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.

Important factors that could cause actual results to differ materially from our expectations, including, without limitation, in conjunction with the forward-looking statements included in this Form 10-K are disclosed in Item 1-Business, Item 1A – Risk Factors and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. Some of the factors that we believe could affect our results include:

•	the frequency or severity of epidemics, pandemics, or other outbreaks, including COVID-19, is having and will have on our businesses;
•	competitive and cyclical factors relating to our businesses;
•	specifically, with respect to Marquis Industries, dependence of its business on key customers and availability of raw materials;
•	specifically, with respect to Precision Industries, the availability of competent raw material suppliers;
•	requirements of and our access to capital;
•	requirements of our lenders;
•	our ability to continue to make acquisitions and to successfully integrate and operate acquired businesses;
•	specifically, with respect to ApplianceSmart, risks and uncertainties relating to the ApplianceSmart Chapter 11 filing (as defined below);
•	risks of downturns in general economic conditions and in the floor covering and retail industries that could affect our business segments;
•	technological developments;
•	our ability to attract and retain key personnel;
•	product liabilities in excess of insurance;
•	changes in governmental regulation and oversight;
•	domestic or international hostilities and terrorism; and
•	the future trading prices of our common stock.

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

PART I

ITEM 1.          Business

Our Company

The “Company,” “Live Ventures,” “we,” “our,” and “us” are used interchangeably to refer to Live Ventures Incorporated and its subsidiaries, as appropriate in the context.

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

Our operating businesses are generally managed on a decentralized basis. There are essentially no centralized or integrated business functions (such as sales, marketing, purchasing, or human resources) and there is minimal involvement by the Company’s corporate headquarters in the day-to-day business activities of the operating businesses. Live Ventures’ corporate senior management team participates in and is ultimately responsible for significant capital allocation decisions, investment activities, and the selection of the Chief Executive Officer to head each of the operating businesses. It also is responsible for establishing and monitoring Live Ventures’ corporate governance practices, monitoring governance efforts, including those at the operating businesses, and participating in the resolution of governance-related issues as needed.

Available Information

Our website, located at www.liveventures.com, provides additional information about us. On our website, you can obtain, free of charge, this and prior year Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all of our other filings with the SEC. Our recent press releases are also available on our website. Our website also contains important information regarding our corporate governance practices. Information contained on our website is not incorporated into this Annual Report on Form 10-K.

Products and Services

Retail Segment

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

ApplianceSmart

ApplianceSmart is a household appliance retailer in Columbus, Ohio with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, niche offerings such as close-outs, factory overruns, discontinued models, and special-buy appliances, including open box merchandise and others.  One example of a special-buy appliance may be due to manufacturer product redesign, in which a current model is updated to include a few new features and is then assigned a new model number. Because many of the major manufacturers ship only the latest models to retailers, a large quantity of the previous models often remain in the manufacturers' inventories. Special-buy appliances typically are not integrated into the manufacturers’ normal distribution channels and require a different method of management, which we provide. For many years, manufacturers relied on small appliance dealers to buy these specialty products to sell in their stores.  However, today, small retailers are struggling to compete with large appliance chains as the ten largest retailers of major appliances account for more than 85% of the sales volume.  At the same time, expansion of big-box retailers that sell appliances has created an increase in the number of special-buy units, further straining the traditional outlet system for these appliances. Because these special-buy appliances have value, manufacturers and retailers need an efficient management system to recover their worth.

There are no guarantees on the number of units any of the manufacturers will sell to us. However, we believe purchases from these manufacturers will provide an adequate supply of high-quality appliances for our ApplianceSmart store.

On December 9, 2019, ApplianceSmart filed a voluntary petition (the “Chapter 11 Case”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), seeking relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The bankruptcy affects Live Ventures’ indirect subsidiary ApplianceSmart only and does not affect any other subsidiary of Live Ventures, or Live Ventures itself. ApplianceSmart expects to continue to operate its business in the ordinary course of business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In addition, ApplianceSmart reserves its right to file a motion seeking authority to use cash collateral of the lenders under its reserve-based revolving credit facility. The Chapter 11 Case is being administrated under the caption, In re: ApplianceSmart, Inc. (Case Number 19-13887). Court filings and other information related to the Chapter 11 Case are available at the PACER Case Locator website for those registered to do so or at the Courthouse located at One Bowling Green, Manhattan, New York 10004.

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

ApplianceSmart. Our ApplianceSmart store offers consumers a selection of hundreds of appliances. Our visual branding consists of ample display of product, manufacturers’ signage and custom designed ApplianceSmart materials. We advertise occasionally through television, radio, print media, social media and direct mail.

Our Market

Vintage Stock. According to the Entertainment Software Association, today’s video games provide rich, engaging entertainment for players across all platforms. The 2020 Essential Facts About the Computer and Video Game Industry Report (the “Video Game Industry Report”) underscores how video games have evolved into a mass medium, noting that over 164 million adults in the United States play video games, and three-quarters of Americans have at least one gamer in their household. In addition, an article on Dec 3, 2020 from the Entertainment Software Association shows the U.S. Video game industry in 2019 generated $90.3 billion in annual economic output. The video game industry generates $12.6 billion in federal, state and local taxes annually.

According to the Entertainment Software Association (ESA), the following statistics show the benefits of video games. The average age of players has expanded to the 35-44 age group. This shows that growing numbers across age and gender are finding positive benefits of video game play. 64% of American adults play video games up from 45% in 2015. 80% of players say video games provide mental stimulation and 79% say they provide relaxation and stress relief.  Video games are used to connect people and families. Sixty five percent say they play online or in person with other players.  More than half of parents say they play games with their children.

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

ApplianceSmart. ApplianceSmart’s competition comes primarily from new-appliance and other special-buy retailers. Our ApplianceSmart store competes with local retail appliance chains, as well as with independently owned retailers. Many of these retailers have been in business longer than us and may have significantly greater assets. Many factors, including obtaining adequate resources to create and support the infrastructure required to operate large-scale appliance recycling and replacement programs, affect competition in the industry.

Flooring Manufacturing Segment

Marquis Industries, Inc.

Marquis Industries, Inc. (“Marquis”) is a leading carpet manufacturer and a manufacturer of innovative yarn products, as well as a reseller of hard surface flooring products. Over the last decade, Marquis has been an innovator and leader in the value-oriented polyester carpet sector. We focus on the residential, niche commercial, and hospitality end-markets and serve thousands of customers.

Since commencing operations in 1995, Marquis has built a strong reputation for outstanding value, styling, and customer service. Its innovation has yielded products and technologies that differentiate its brands in the flooring marketplace. Marquis’s state-of-the-art operations enable high quality products, unique customization, and exceptionally short lead-times.

On January 31, 2020, Marquis acquired all of the outstanding capital stock of Lonesome Oak Trading Co., Inc. (“Lonesome Oak”) from the sole shareholder of Lonesome Oak (the “LOTC Shareholder”) pursuant to the terms of a purchase agreement dated November 1, 2019 and amended on January 31, 2020 (as amended, the “LOTC Purchase Agreement”). The transaction value under the Purchase Agreement was approximately $14.0 million. Following the closing of the transaction, Lonesome Oak agreed to lease back from the LOTC Shareholder certain properties owned by affiliates of the LOTC Shareholder that are used in Lonesome Oak’s operations. Marquis held back $1.45 million of the purchase price (the “Holdback Amount”) to satisfy claims for indemnity arising out of breaches of certain representations, warranties, and covenants, and certain other enumerated items. In connection with the closing of the transaction, the LOTC Shareholder entered into an employment agreement with a five-year term and agreed to serve as Lonesome Oak’s Executive Vice President pursuant to the terms thereof. Subject to certain exceptions, the LOTC Shareholder has agreed to indemnify Marquis for breaches of certain representations, warranties, and covenants contained in the LOTC Purchase Agreement, and certain other enumerated items, if any.

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

At September 30, 2020, Marquis operated its business through eight brands, each specializing in a distinct area of the business. Marquis’ flooring source division is the largest of all of the brands. The following is a breakdown of each brand and the specialized products sold:

Brand	Products and/or Services
Marquis Industries	All forms of floor covering to dealers and home centers
Gulistan Floorcoverings	All forms of floor covering to residential dealers featuring patterned and branded carpets
Omega Pattern Works	Specialty printed carpet to the entertainment industry (bowling alleys, fun centers, movie theaters, and casinos)
Astro Carpet Mills	Specialty printed carpet to the entertainment industry and artificial turf
Artisans Hospitality	Carpets to commercial and hospitality markets
Lonesome Oak	Residential carpet to dealers featuring PET and Nylon specials
Lonesome Oak Manufactured Housing	All forms of floor covering to manufactured housing factories
Constellation Industries	Contract commission printing

Products

Carpets & Rugs

Marquis produces innovative residential and commercial floorcovering products. Marquis offers 65 running line styles under three brands, Marquis, Gulistan and Lonesome Oak, each of which provide outstanding quality and value. It also offers special value in polyester and nylon styles. Marquis products feature high twist yarns produced with ultra-soft fibers and are designed to perform well in high traffic areas.

Marquis’s specialty print brands offer printed patterned carpet designed for commercial applications. Patterns are tailored to a variety of end uses from fun centers, movies theatres, hotels, casinos and corporate. All products are printed on high performance nylon and are soil and stain resistant.

Hard Surfaces

The Marquis and Gulistan Floorcoverings Surface product lineup includes products designed for both residential and commercial end uses. Marquis’s product offering has remained on the cutting edge of this rapidly evolving segment of the flooring industry and will continue to be an innovator in new technology and design. Marquis Hard Surface currently offers dry back, click and lock luxury vinyl plank and hundreds of rolls of vinyl flooring.

Industry and Market

Marquis is an integrated carpet manufacturer and distributor of carpet and hard surface flooring within a fragmented industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2019, the U.S. floor covering industry had an estimated $27.1 billion in sales.

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

Our Market

Carpet and Rugs

The carpet and rug industry had shipments of $11.5 billion in 2019. The carpet and rugs industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry. The industry has two primary sub-markets, replacement and new construction, with the replacement market making up the larger portion of the sub-markets. Approximately 59% of industry shipments are made in response to residential replacement demand.

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

Hard Surfaces

Hard flooring surfaces such as ceramic, luxury vinyl tile, hardwood, stone, and laminate had shipments of $15.5 billion in 2019. As with carpet and rugs, the market is split between residential and commercial and replacement and new construction, with residential replacement being the largest segment of the market.

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

Customers

Marquis sells products to flooring dealers, home centers, other flooring manufacturers and directly to end users. The majority of sales are to a network of flooring dealers across several different end markets, geographies, and product lines. Management believes that the dealer market is the most profitable market for its products because it’s a diversified customer base that values innovation, style, and service. Dealer networks typically allow Marquis to achieve higher margin, lower volume accounts.

Manufacturing

Marquis has multiple manufacturing facilities with state-of-the-art equipment in all phases of its vertically integrated production, from extrusion of yarn-to-yarn processing to tufting carpet. Marquis manufactures high quality products and offer unique customization with exceptionally short lead-times. Marquis’ acquisition of Lonesome Oak Trading company along with investment in new yarn extrusion capacity will allow expansion into new markets while reducing production costs. The new equipment allows Marquis to reduce production costs and increase margins.

Marketing

Marquis has a team of 46 full-time salespeople who deepen customer relationships throughout its markets.

Steel Manufacturing Segment

Precision Industries, Inc.

The Company acquired Precision Industries, Inc. (“Precision Marshall”) in July 2020.  Precision Marshall is the North American leader in providing and manufacturing pre-finished de-carb free tool and die steel. For over 70 years, Precision Marshall has served steel distributors through quick and accurate service. Precision Marshall has led the industry with exemplary availability and value-added processing that saves distributors time and processing costs.

Founded in 1948, Precision Marshall “The Deluxe Company” has built a reputation of high integrity, speed of service and doing things the “Deluxe Way”. The term Deluxe refers to all aspects of the product and customer service to be head and shoulders above the rest. From order entry to packaging and delivery, Precision Marshall makes it easy to do business and backs all products and service with a guarantee.

Precision Marshall provides four key products to over 500 steel distributors in four product categories: Deluxe Alloy Plate, Deluxe Tool Steel Plate, Precision Ground Flat Stock, and Drill Rod. With over 5,000 distinct size grade combinations in stock every day, Precision Marshall arms tool steel distributors with deep inventory availability and same day shipment to their place of business or often ships direct to their customer saving time and handling.

Products

Deluxe Alloy Plate

Precision Marshall provides three alloy plate products in sizes from one-quarter inch to 10” in thickness. These decarb free heat treated, and annealed plates are square and within a .020 tolerance on the surface allowing distributors to save cutting time, kerf loss and machining time.

Deluxe Tool Steel Plate

Offering six different grades from ¼ inch to 8 inch in thickness commonly used in the tooling industry, these square decarb free pre-heat-treated plates are finished to .020 provide distributors with the perfect plate to service their customers.

Precision Ground Flat Stock

Over 4,000 size/grade combinations across twelve grades of tool steel, alloy and stainless steel are available every day and shipped the same day out of Precision Marshall national distribution center in Bolingbrook, Illinois over 99.5% of the time. These flat bars are finished to a 40 RMS finish within an .001 tolerance on the surface and are produced and available off the shelf in 18, 24, 36, 72 inch and one-meter lengths. Custom, special tolerance items are made to order and shipped in three calendar days or less.

Drill Rod

Seven grades with over 800 diameter/grade combinations, these polished round bars in lengths of 36, 72 and 144 inches are available for immediate shipment from the national distribution center.

Industry and Market

Precision Marshall is a fully integrated manufacturer of the above-mentioned steel products. Precision Marshall provides steel service centers and distributors with immediate availability allowing customers to have access to all sizes and grades without having to make an inventory investment. Precision Marshall only sells to distributors and steel service centers and has a strict policy of not selling to end users. The tool steel market is a niche market within the steel industry. This industry of more refined use grades and tolerances boasted just over $100 million of sales in 2019.

Our Market

Deluxe Alloy Plate

In 2019, the Alloy Plate Industry through distribution had sales of approximately $21.0 million in North America providing steel for molds and tooling across virtually all manufacturing segments with a dominance in the automobile industry. The alloy plate trade named “Marshalloy” comes in Heat Treat, Annealed and the superior proprietary mold quality which provides tighter chemistry and higher machine and polish ability.

Deluxe Tool Steel Plate

The Tool Steel Plate Market had sales in North America of approximately $40.0 million in 2019. These pre-heat-treated plates are commonly used to make tools, dies and industrial knives used in a variety of industries with a dominance in automotive.

Precision Ground Flat Stock

The Precision Ground Flat Stock market has sales of approximately $31.6 million in 2019. These refined tool steel, alloy and stainless flat bars are used to make tools, dies, holder blocks and industrial knives across all North American Manufacturing categories. Offering tight tolerances and a line ground finish, this product saves tool and die makers time and money by the off the shelf product being closer to the finished tool, die or industrial knife.

Drill Rod

Drill Rod had sales of approximately $11.2 million in 2019. These tight tolerance pre-hardened round bars below 2 inches in diameter are used in punching presses and screw applications.

Competition

The tool and die steel markets in North America is fiercely competitive and requires a high investment in inventory, manufacturing, and service infrastructure. There are several long-standing competitors in each product segment. Precision Industries competes through speed of service by having high inventory availability and an easy to purchase customer experience.

Raw Material and Suppliers

There is a limited number of suppliers in the world market across each product category. Precision Marshall has developed a strength by securing a dedicated supply chain across several of its product offerings. Precision Marshall works with almost all the highly specialized providers and has more than adequate sourcing options.

Sales, Marketing, and Distribution

Precision Marshall has three distribution centers that host some or all its products. The national distribution center is strategically located and can service the tooling hub of the Midwest. A third-party partner provides warehousing and shipping that services the West Coast. The company manufactures all products and holds the inventory for the Deluxe Alloy and Deluxe Tool Steel plate products ’s at its corporate headquarters in Washington, Pennsylvania. Precision Marshall has more than 19 people selling, marketing, and distributing its products.

Corporate and Other Segment

We continue to generate revenue from servicing our existing customers under our legacy product offerings, which consists primarily of directory listing services. We no longer accept new customers under our legacy product and service offerings.

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

We estimate that reliance upon trade secrets and unpatented proprietary know-how will continue to be our principal method of protecting our trade secrets and other proprietary technologies. While we have hired third-party contractors to help develop our proprietary software and to provide various fulfillment services, we generally own (or have permissive licenses for) the intellectual property provided by these contractors. Our proprietary software is not substantially dependent on any third-party software, although our software does utilize open-source code. Notwithstanding the use of this open-source code, we do not believe our usage requires public disclosure of our own source code nor do we believe the use of open-source code will have a material impact on our business.

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

Human Capital Resources

As of September 30, 2020, we had approximately 1,150 employees, of which approximately 850 were full-time employees, in the United States. Collective bargaining agreements covering approximately 40 employees at Precision Marshall will expire within the next fiscal year.  We believe that we have a good relationship with both our unionized and non-unionized employees. We recognize that attracting, motivating and retaining talent at all levels is vital to continuing our success. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.

ITEM 1A.       Risk Factors

The following are certain risks that could affect our business and our results of operations. The risks identified below are not all encompassing but should be considered in establishing an opinion of our future operations.

RISKS RELATING TO OUR COMPANY GENERALLY

The ongoing outbreak of COVID-19 has been declared a pandemic by the World Health Organization, continues to spread within the United States and many other parts of the world and may have a material adverse effect on our business operations, financial condition, liquidity and cash flow.

As the outbreak of the novel strain of coronavirus (COVID-19) continues to grow both in the U.S. and globally, there has been significant volatility in the financial markets and the adoption of emergency legislation to address the negative impacts of the pandemic. The severity, magnitude, and duration of the current COVID-19 pandemic is uncertain, rapidly changing, and hard to predict.  These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, our employees and customers, customer sentiment in general, and traffic within shopping centers, and, where applicable, malls, containing our stores.  As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine may increase, which has already affected, and may continue to affect, traffic to the Vintage Stock store. During our 2020 fiscal year, for example, in response to the crisis and as a result of government mandates, Vintage Stock’s stores were closed on average 45 days.  In addition, a COVID-19 outbreak could cause Marquis Industries and/or Precision to shut down one or more production plants, resulting in reduced capacity and possible delivery delays.  Continued impacts of the pandemic could materially adversely affect our near-term and long-term revenues, earnings, liquidity, and cash flows, and may require significant actions in response, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of our products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. Due to the speed with which the COVID-19 situation continues to develop, the breadth of its spread and the range of governmental and community reactions thereto, there is uncertainty around its duration and ultimate impact; therefore, any negative impact on our business, financial condition (including without limitation our liquidity), results of operations, prospects, and cash flows cannot be reasonably estimated at this time, but the COVID-19 pandemic could lead to extended disruption of economic activity and the impact on our business, financial condition, results of operations, cash flows, and workforce availability could be material.

Our results of operations could fluctuate due to factors outside of our control.

Our operating results have historically fluctuated significantly, and we could continue to experience fluctuations or revert to declining operating results due to factors that may or may not be within our control. Such factors include the following:

•	fluctuating demand for our products and services;
•	changes in economic conditions and the amount of consumers’ discretionary spending,
•	changes in technologies favored by consumers,
•	the effect of the Chapter 11 Case on the Company and on the interests of various constituents;
•	customer refunds or cancellations, and
•	our ability to continue to bill through existing means;
•	market acceptance of new or enhanced versions of our services or products;
•	new product offerings or price competition (or pricing changes) by us or our competitors;
•	with respect to our retail segment, the opening of new stores by competitors in our markets;
•	with respect to our manufacturing segment, changes in import tariffs;

•

the amount and timing of expenditures for the acquisition of new businesses and the expansion of our operations, including the hiring of new employees, capital expenditures, and related costs (including wage cost increases due to historically low unemployment);

•	technical difficulties or failures affecting our systems in general;
•	the fixed nature of a significant amount of our operating expenses; and
•	the ability of our check processing service providers to continue to process and provide billing information.

Our obligations under our consolidated indebtedness are significant.

As of September 30, 2020, we had $85.3 million of total consolidated indebtedness outstanding consisting of:

Bank of America Revolver Loan	$—
Encina Business Credit Revolver Loan	14,886
Texas Capital Bank Revolver Loan	7,115
Crossroads Financial Revolver Loan	883
Encina Business Credit Term Loan	1,663
Note Payable Comvest Term Loan	5,554
Note Payable to the Sellers of Vintage Stock	10,000
Note #1 Payable to Banc of America Leasing & Capital LLC	1,229
Note #3 Payable to Banc of America Leasing & Capital LLC	1,862
Note #4 Payable to Banc of America Leasing & Capital LLC	572
Note #5 Payable to Banc of America Leasing & Capital LLC	2,538
Note #6 Payable to Banc of America Leasing & Capital LLC	758
Note #7 Payable to Banc of America Leasing & Capital LLC	4,681
Note #8 Payable to Banc of America Leasing & Capital LLC	3,091
Equipment loans	2,900
Note payable to the Sellers of Precision Marshall	2,500
Note Payable to Store Capital Acquisitions, LLC	9,243
Payroll Protection Program	6,151
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	207
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023, unsecured	810
Total notes payable	77,143

JanOne Inc	2,826
Isaac Capital Fund	2,000
Spriggs Investments, LLC	2,000
Note payable to the Sellers of Lonesome Oak	1,297
Total notes payable to related parties	8,123

Total indebtedness	$85,266

These financial obligations may have important negative consequences for us, including:

•	limiting our ability to satisfy our obligations;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	placing us at a competitive disadvantage compared to competitors that have less debt;

•	increasing our vulnerability to, and limiting our ability to react to, changing market conditions, changes in our industry and economic downturns;

•	limiting our ability to obtain additional financing to fund working capital requirements, capital expenditures, debt service, acquisitions, general corporate or other obligations;

•

subjecting us to a number of restrictive covenants that, among other things, limit our ability to pay dividends and distributions, make acquisitions and dispositions, borrow additional funds and make capital expenditures and other investments;

•	restricting our and our wholly-owned subsidiaries ability to make dividend payments and other payments;

•

limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and/or interest payments on our outstanding debt;

•	exposing us to interest rate risk due to the variable interest rate on borrowings under certain of our credit facilities;

•

causing our failure to comply with the financial and restrictive covenants contained in our current or future indebtedness, which could cause a default under such indebtedness and which, if not cured or waived, could have a material adverse effect on us.

If we do not effectively manage our growth and business, our management, administrative, operational, and financial infrastructure and results of operations may be materially adversely affected.

We have expanded our business over the past few years through the acquisition of different businesses in different industries and we intend to continue to acquire additional businesses (and possibly in different industries) in the future. Significant expansion of our present operations will be required to capitalize on potential growth in market opportunities and will require us to add additional management personnel and continue to upgrade our financial and management systems and controls and information technology infrastructure. Any further expansion will also place a significant strain on our existing management, operational, and financial resources. In order to manage our growth, we will be required to continue to implement and improve our operational, marketing, and financial systems, to expand existing operations, to attract and retain superior management and personnel, and to train, manage, and expand our employee base. There is no assurance that we will be able to expand our operations effectively, our systems, procedures and controls may be inadequate to support our expanded operations, and our management may fail to implement our business plan successfully.

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

We have identified and disclosed in this Form 10-K material weaknesses in our internal control over financial reporting.  If we are not able to remediate these material weaknesses and maintain an effective system of internal controls, we may not be able to accurately or timely report our financial results, which could cause our stock price to fall or result in our stock being delisted.

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

As reported in Part II – Item 9A, Controls and Procedures, there were material weaknesses in our internal controls over financial reporting at September 30, 2020. Specifically, management’s assessment concluded that the Company has the following material weaknesses: (a) lack of sufficient controls around the financial reporting process; (b) lack of proper segregation of duties within the financial reporting process; and (c) lack of evaluation of internal controls.

We expect our systems and controls to become increasingly complex to the extent that we integrate acquisitions and as our business grows. To effectively manage our company today and this anticipated complexity, we need to remediate these material weaknesses and continue to improve our operational, financial, and management controls and our reporting systems and procedures. Any failure to remediate these material weaknesses and implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results, cause us to fail to meet our financial reporting obligations, or make it more difficult to raise capital (or, if we are able to raise such capital, make such capital more expensive), one or more of which could adversely affect our business and/or jeopardize our listing on the Nasdaq Capital Market, any of which would harm our stock price.

Our failure to comply with various applicable federal and state employment and labor laws and regulations could have a material, adverse impact on our business.

Various federal and state employment and labor laws and regulations govern our relationships with our employees. These laws and regulations relate to matters such as employment discrimination, wage and hour laws, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws and regulations (including with respect to the COVID-19 pandemic), and anti-discrimination and anti-harassment laws. Complying with these laws and regulations subjects us to substantial expense and non-compliance could expose us to significant liabilities. We could suffer losses from these and similar cases, and the amount of such losses or costs could be significant. In addition, several states and localities in which we operate, and the federal government have from time-to-time enacted minimum wage increases, changes to eligibility for overtime pay, paid sick leave and mandatory vacation accruals, and similar requirements. These changes have increased our labor costs and may have a further negative impact on our labor costs in the future.

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

On February 21, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) and a letter from the SEC stating that it is conducting an investigation. The subpoena requested documents and information concerning, among other things, the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors.  On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the SEC relating to the Company’s SEC investigation.  On October 7, 2020, the Company received a “Wells

Notice” from the Staff of the SEC relating to the Company’s previously-disclosed SEC investigation.  The Wells Notices relate to, among other things, the Company’s reporting of its financial performance for its fiscal year ended September 30, 2016, certain disclosures related to executive compensation, and its previous acquisition of ApplianceSmart. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notices informed the Company and the Executives that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and each of the Executives that would allege certain violations of the federal securities laws.  The Company and the Executives maintain that their actions were appropriate, and the Company and the Executives have engaged Orrick Herrington & Sutcliffe LLP, among others, to defend themselves, and intend to vigorously defend against any and all allegations brought forth.

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

RISKS RELATED TO OUR RETAIL SEGMENT

Vintage Stock

Economic conditions in the U.S. could adversely affect demand for the products we sell.

Sales of products by Vintage Stock are driven, in part, by discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing movies, games, music, and other discretionary products when there are favorable economic conditions. Consumer spending may be affected by many economic factors outside of our control. Some of these factors include consumer disposable income levels, consumer confidence in current and future economic conditions, levels of employment, consumer credit availability, consumer debt levels, inflation, political conditions and the effect of weather, natural disasters, and civil disturbances. These and other economic factors could adversely affect demand for Vintage Stock’s products, which may negatively impact our business, results of operations and financial condition.

The video game industry is cyclical and affected by the introduction of next-generation consoles, two of which were released in Fall 2020.  The introduction of these new consoles could negatively impact the demand for existing products or Vintage Stock’s pre-owned business.

The video game industry has been cyclical in nature in response to the introduction and maturation of new technology. Two new consoles were introduced in November 2020.  Following the introduction of new video game consoles, sales of these consoles and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. There is no guaranty that Vintage Stock will be allocated any of these new consoles for sale to its customers, or, if it is allocated new consoles for sale, that such allocation will be sufficient to meet customer demand.  If the new video game consoles are not successful, or makers of video games do not make games to play on these new consoles, or games that the public finds interesting to play, Vintage Stock’s sales of new video game products could decline. In addition, the new consoles are “backwards compatible,” meaning that games on the prior generation consoles can also be played on these new consoles.  As a result, our customers may not be incentivized to sell to us or trade in their older games, resulting in less used product, which could negatively impact Vintage Stock’s pre-owned business, which in turn could have a negative impact on our business, results of operations, financial condition, cash flow and liquidity.

Technological advances in the delivery and types of video, video games and PC entertainment software, as well as changes in consumer behavior related to these new technologies, could lower Vintage Stock’s sales

While it is currently possible to download video, video game content, and music to the current generation of video and gaming systems, downloading is somewhat constrained by bandwidth capacity and video game and movie file sizes. However, broadband speeds are increasing and downloading technology is becoming more prevalent and continues to evolve rapidly. The current game consoles from Sony and Microsoft have facilitated download technology. If these consoles and other advances in technology continue to expand our customers’ ability to access and download the current format of video, music and games and incremental content from their games and videos through these and other sources, our customers may no longer choose to purchase videos, DVDs, video games and music in our stores or reduce their purchases in favor of other forms of video, digital and game delivery. As a result, our sales and earnings could decline.

Vintage Stock may not compete effectively as browser, mobile and social video viewing and gaming becomes more popular.

Listening to music, gaming, and viewing video and digital content continues to evolve rapidly. The popularity of browser, mobile and social viewing and gaming have increased greatly, and this popularity is expected to continue to grow. Browser, mobile and social video viewing, listening to music and gaming is accessed through hardware other than the game consoles and traditional hand-held video and game devices we currently sell. If there is continued growth in popularity of browser, mobile and social viewing and gaming, our financial position, results of operations, cash flows and liquidity could be impacted negatively.

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

ApplianceSmart

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

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 Case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for under a Chapter 11 proceeding because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

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

The success of ApplianceSmart’s business and growth strategy depends to a significant degree on the availability of open box and b-line product from our suppliers. ApplianceSmart does not have long-term supply agreements or exclusive arrangements with its any of its suppliers. ApplianceSmart typically orders its inventory through the issuance of individual purchase orders to vendors allowing ApplianceSmart to remain selective of the quality and type of product it purchases. ApplianceSmart has no contractual assurance of the continued supply of merchandise in the amount and assortment currently offered to its customers and may be subjected to rationing by suppliers. In addition, ApplianceSmart relies heavily on a relatively small number of suppliers.

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

Risk Factors Specific to Both ApplianceSmart and Vintage Stock

As a seller of certain consumer products, Vintage Stock and ApplianceSmart are subject to various federal, state, and local laws, regulations, and statutes related to product safety and consumer protection.

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

RISKS RELATED TO OUR FLOORING MANUFACTURING SEGMENT

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

The floor covering industry is highly competitive. We face competition from a number of manufacturers and independent distributors, many of whom have more resources than us. Maintaining our competitive position may require substantial investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for our products or force us to lower prices. Moreover, a strong U.S. dollar combined with lower fuel costs may contribute to more attractive pricing for imports that compete with our products, which may put pressure on our pricing. The occurrence of one or more of these factors could materially adversely affect our business, financial condition and results of operations.

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

RISKS RELATED TO OUR STEEL MANUFACTURING SEGMENT

The demand of our products may decrease if manufacturing in North America declines or if automakers who manufacture their products in the U.S. do not introduce new models.

The products manufactured by Precision Marshall typically follow the North American (primarily the U.S.) manufacturing cycle, with a large emphasis on automotive manufacturing.  If North American (primarily the U.S.) manufacturing is transferred to offshore countries, then the need of our products to make tools and dies will decrease, which will have a negative impact on our business, financial condition (including, without limitation, our liquidity), results of operations, and cash flows. In addition, we rely heavily on the sale of our products to automakers who purchase our products when they retool production lines in connection with the introduction of new models.  If those automakers do not introduce a new model in any given year, our sales may decrease which will have a negative impact on our business, financial condition (including, without limitation, our liquidity), results of operations, and cash flows.

Limited availability, or volatility in prices of raw materials and energy may constrain operating levels and reduce profit margins.

Precision Marshall and other steel producers have periodically faced problems obtaining sufficient raw materials in a timely manner, and sometimes at all, due to a limited number of suppliers, delays, defaults, severe weather conditions, force majeure events (including public health crises such as the COVID-19 pandemic), shortages, or transportation problems (such as shortages of barges, vessels, rail cars or trucks, or disruption of rail lines, waterways, or natural gas transmission lines), resulting in production curtailments. As a result, we may be exposed to risks concerning pricing and availability of raw materials from third parties as well as supply and logistics constraints moving our own raw materials to our plants. In addition, if the already limited number of suppliers consolidate, it would limit our negotiating power for raw material purchases.

Precision Marshall has in the past, and may in the future continue to, purchase raw materials from sources even when they are above market cost. Additionally, any future decreases in iron ore, scrap, natural gas and oil prices may place downward pressure on steel prices. If steel prices decline, our profit margins on indexed contracts and spot business could be reduced.

Shortages of qualified and trainable labor, increased labor costs, or our failure to attract and retain other highly qualified personnel in the future could disrupt our operations and adversely affect our financial results.

We depend on skilled or trainable drug free labor for the manufacture of our products. Our continued success depends on the active participation of our key employees.  Precision Marshall, like other companies that reply on a trained blue-collar workforce receives pressure from other manufactures regarding the labor pool.  Precision Marshall, aside from competing with other manufacturers, also competes with non-industrial blue-collar professions for labor.  Should a significant employer move into our geographical area, such employer could draw from the current labor pool and require a substantial increase in training expense.

Our operational footprint, unplanned equipment outages, and other unforeseen disruptions may adversely impact our results of operations.

Precision Marshall has adjusted its business model over time to fully utilize its equipment and manufacturing facility.  Our production depends on running at a moderate rate of capacity.  Outages due to power outages, weather, pandemics (including the Covid-19 pandemic), or machine outages effect Precision’s capability to produce at the level necessary to meet customer demand or at all.

It is also possible that operations may be disrupted due to other unforeseen circumstances such as union and other foreign tariffs, free trade agreements, trade regulations, laws, and policies. We are also exposed to similar risks involving major customers and suppliers such as force majeure events of raw materials suppliers that have occurred and may occur in the future. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions, such as shortages of barges, ocean vessels, rail cars or trucks, or unavailability of rail lines or of the locks on the Great Lakes or other bodies of water. To the extent that lost production could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and our unit production costs could be adversely affected.

Our production and distribution workforce is unionized, and we may face labor disruptions that would interfere with our operations.

Our manufacturing employees are covered by a collective bargaining agreement through the United Steel Workers and our warehouse and distribution workforce employees are covered by a collective bargaining agreement through the International Aeronautical and Machinists Union. These agreements are scheduled to expire in December 2020 and April 2021, respectively. Future negotiations prior to the expiration of our collective agreements may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses.

We rely on third parties for transportation services, and increases in costs or the availability of transportation may adversely affect our business and operations

Our business depends on the transportation of a large number of products.  We rely primarily on third parties for transportation of our products as well as delivery of our raw materials. Any increase in the cost of the transportation of our raw materials or products, as a result of increases in fuel or labor costs, higher demand for logistics services, consolidation in the transportation industry, or otherwise, may adversely affect our results of operations as we may not be able to pass such cost increases on to our customers.

If any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to manufacture and deliver our products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at a reasonable cost or at any cost as there is a limited number of suppliers worldwide for our raw material.

In addition, such failure of a third-party transportation provider could harm our reputation, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

We face risks relating to changes in U.S. and foreign tariffs, trade agreements, laws, and policies

Our business depends on manufacturing products in North America.  If tariffs rise unproportionally on raw materials compared to finished tools, we are at risk for manufacturers to purchase the products that we sell from third parties who are not subject to such tariffs, trade agreements, laws, and/or policies.

The steel industry is highly cyclical, which may have an adverse effect on our results of operations.

Steel consumption is highly cyclical and generally follows economic and industrial conditions both worldwide and in regional markets. This volatility makes it difficult to balance the procurement of raw materials and energy with global steel prices, our steel production and customer product demand. Precision Marshall has implemented strategic initiatives to produce more viable results during periods of economic and market downturns, but this may not be enough to mitigate the effect that the volatility inherent in the steel industry has on our results of operations.

Additionally, our business is reliant on certain other industries that are cyclical in nature. We sell to the distributors who in turn sell to the automotive, appliance defense and construction-related industries. Some of these industries exhibit a great deal of sensitivity to general economic conditions and may also face meaningful fluctuations in demand based on a number of factors outside of our control, including regulatory factors, economic conditions, and raw material and energy costs. As a result, downturns, or volatility in any of the markets we serve could adversely affect our financial position, results of operations and cash flows.

We are subject to foreign currency risks, which may negatively impact our profitability and cash flows.

The purchases raw material and certain necessary equipment are transactions often take place with foreign countries.  The weakening of the of the U.S. dollar against the euro negatively affects our price for which we pay for raw material and equipment.  Volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported financial results and condition.

Compliance with existing and new environmental regulations, environmental permitting and approval requirements may result in delays or other adverse impacts on planned projects, our results of operations and cash flows.

Steel producers in the U.S., along with their customers and suppliers, are subject to numerous federal, state and local laws and regulations relating to the protection of the environment. These laws and regulations concern the generation, storage, transportation, disposal, emission or discharge of pollutants, contaminants and hazardous substances into the environment, the reporting of such matters, and the general protection of public health and safety, natural resources, wildlife and the environment. Steel producers in the EU are subject to similar laws. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Additionally, compliance with certain state and local requirements, could result in substantially increased capital requirements and operating costs. Compliance with current or future regulations could entail additional costs for additional systems and could have a negative impact on our results of operations and cash flows. Failure to comply with the requirements may result in administrative, civil and criminal penalties, revocation of permits to conduct business or construct certain facilities, substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.

In addition, Precision Marshall outsources all disposal of waste material, non-compliance by third party providers could result in additional costs to defend environmental claims or additional costs to replace the outsourced entities.

There can be no assurance that future approvals, licenses and permits will be granted or that we will be able to maintain and renew the approvals, licenses and permits we currently hold. Failure to do so could have a material adverse effect on our results of operations and cash flows. Furthermore, compliance with the environmental permitting and approval requirements may be costly and time consuming and could result in delays or other adverse impacts on planned projects, our results of operations and cash flows.

Increasing pressure to reduce greenhouse gas (GHG) emissions from steelmaking operations to comply with EU regulations as well as societal expectations could increase costs to manufacture future raw materials or reduce the amount of materials being manufactured.

Precision Marshall relies on raw material sources in the EU and USA.  Tightening of those requirements in the EU and/or sources in the USA could deter steel produces from producing the raw material for our products or result in significant price increases of our raw material.

GENERAL RISK FACTORS

Due to our concentrated stock ownership, public stockholders may have no effective voice in our management and the trading price of our common stock may be adversely affected.

As of December 31, 2020, Isaac Capital Group LLC (“ICG”), together with Jon Isaac, our President and CEO and the President and sole member of ICG, control approximately 46.2% of the outstanding voting power of our company (assuming the exercise of all outstanding and exercisable warrants held by them). Jon Isaac has the sole power to vote the shares of our common stock owned by ICG. As a result, Jon Isaac, both individually and through ICG, is able to exercise significant influence over all matters that require us to obtain shareholder approval, including the election of directors to our board and approval of significant corporate transactions that we may consider, such as a merger or other sale of our company or its assets. Moreover, such a concentration of voting power could have the effect of delaying or preventing a third party from acquiring us. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with concentrated stock ownership.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.       Properties

At September 30, 2020, we leased approximately 16,500 square feet of space located in Las Vegas, Nevada which we utilize as principal executive and administrative offices.

Retail Segment

Vintage Stock

At September 30, 2020, Vintage Stock leased all 62 of its stores under agreements that vary as to rental amounts, expiration dates, renewal options and other rental provisions. Vintage Stock leased its corporate offices in Joplin, Missouri.

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

ApplianceSmart

At September 30, 2020, ApplianceSmart leased one retail store in Ohio.

Flooring Manufacturing Segment

Marquis owns or leases all of the land, and owns all of the improvements on such leased land, as described in the following table, which also provides information regarding the general location and use at September 30, 2020:

Property	Location
Corporate Offices and Warehouse	Chatsworth, Georgia
Sales Offices, Showroom and Warehouse	Chatsworth, Georgia
Warehouse	Chatsworth, Georgia
Distribution	Chatsworth, Georgia
Office and Storage	Chatsworth, Georgia
Tufting Department	Chatsworth, Georgia
Eton Tufting Facility	Eton, Georgia
Machine Storage and Forklift	Chatsworth, Georgia
Storage and Extrusion	Dalton, Georgia
Twist and Heat Set Facility	Chatsworth, Georgia
Yarn Processing Facility	Dalton, Georgia
Yarn Winding Facility	Chatsworth, Georgia
Printing Facility	Calhoun, Georgia

Steel Manufacturing Segment

At September 30, 2020, Precision Marshall leases the buildings for its two locations in Illinois and Pennsylvania. Precision Marshall’s corporate office is located in Pennsylvania.

ITEM 3.       Legal Proceedings

The information in response to this item is included in Note 14, Commitments and Contingencies, to the Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K.

ITEM 4.       Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “LIVE”.

The following table sets forth the quarterly high and low trading prices per share of our common stock during the last two fiscal years.

	Quarter Ended	High	Low
2020	October 1 – December 31, 2019	$8.97	$6.60
	January 1 – March 31, 2020	$7.99	$3.49
	April 1 – June 30, 2020	$12.50	$4.41
	July 1 – September 30, 2020	$12.00	$7.83
2019	October 1 – December 31, 2018	$9.45	$6.53
	January 1 – March 31, 2019	$8.38	$6.25
	April 1 – June 30, 2019	$7.89	$6.70
	July 1 – September 30, 2019	$8.70	$5.65

Holders of Record

On September 30, 2020, there were (i) 195 holders of record of our common stock, (ii) 29 holders of record of our Series E Preferred Stock, and (iii) 2 holders of record of our Series B Convertible Preferred Stock (“Series B Preferred Stock”). We have no record of the number of holders of our common stock who hold their shares in “street name” with various brokers.

Dividend Policy

We have two classes of authorized preferred stock. As of September 30, 2020, our Series E Preferred Stock had 47,840 shares issued outstanding. Each share of Series E Preferred Stock is entitled to and receives a dividend of $0.015 per year. At September 30, 2020, the Company had accrued and unpaid preferred stock dividends totaling an aggregate of approximately $2 thousand.

Our Series B Preferred Stock, as of September 30, 2020 had 214,244 shares issued and outstanding. The shares, as a series, have waived their rights to dividends and are not entitled to dividends, unless they are declared by the Board of Directors are entitled to receive a dividend in the aggregate amount for all then-issued and outstanding shares of Series B Convertible Preferred Stock $1.00.

Presently, we do not pay dividends on shares of our common stock or shares of our Series B Preferred Stock. Our declaration and payment of cash dividends in the future and the amount thereof will depend upon our results of operations, financial condition, cash requirements, prospects,2 thousand limitations imposed by credit agreements and/or indentures governing debt securities and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities

On February 20, 2018, the Company announced a $10 million common stock repurchase plan. In October 2020, the Board approved an extension of the term of the repurchase plan from February 15, 2021 to June 1, 2021. The following table provides information regarding repurchases of common stock during the three months ended September 30, 2020.

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
July 2020	10,238	$9.38	10,238	$8,714,974
August 2020	2,293	9.34	2,293	8,693,553
September 2020	11,649	9.06	11,649	8,586,906
Totals	24,180		24,180

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 11 – Executive Compensation – Executive Compensation Plan Information.”

Recent Sales of Unregistered Securities

None.

ITEM 6.       Selected Financial Data

Not applicable.

ITEM 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the year ended September 30, 2020, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the consolidated financial statements, including the related notes, appearing in Part II, Item 8 of this Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (this “Form 10-K”).

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

Our Company

Live Ventures Incorporated is a holding company of diversified businesses, which, together with our subsidiaries, we refer to as the “Company”, “Live Ventures”, “we”, “us” or “our”. We acquire and operate companies in various industries that have historically demonstrated a strong history of earnings power. We currently have three segments to our business: Retail, Manufacturing, and Corporate & Other.

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

Retail Segment

Our Retail Segment is composed of Vintage Stock and ApplianceSmart.

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

ApplianceSmart

At September 30, 2020, ApplianceSmart Affiliated Holdings LLC and ApplianceSmart, Inc. (collectively “ApplianceSmart”) operated one store in Ohio.  ApplianceSmart is a household appliance retailer with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, niche offerings such as close-outs, factory overruns, discontinued models, and special-buy appliances, including open box merchandise and others.

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

Flooring Manufacturing Segment

Our Flooring Manufacturing segment is comprised of Marquis.

Marquis Affiliated Holdings LLC and wholly owned subsidiaries (“Marquis”). Marquis is a leading carpet manufacturer and distributor of carpet and hard surface flooring products. Over the last decade, Marquis has been an innovator and leader in the value-oriented polyester carpet sector, which is currently the market’s fastest-growing fiber category. We focus on the residential, niche commercial, and hospitality end-markets and serve thousands of customers.

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

Steel Manufacturing Segment

Our Steel Manufacturing segment is comprised of Precision Industries, Inc. (“Precision Marshall”).

Precision Marshall is the North American leader in providing and manufacturing pre-finished de-carb free tool and die steel. For over 70 years, Precision Marshall has served steel distributors through quick and accurate service. Precision Marshall has led the industry with exemplary availability and value-added processing that saves distributors time and processing costs.

Founded in 1948, Precision Marshall “The Deluxe Company” has built a reputation of high integrity, speed of service and doing things the “Deluxe Way”. The term Deluxe refers to all aspects of the product and customer service to be head and shoulders above the rest. From order entry to packaging and delivery, Precision Marshall makes it easy to do business and backs all products and service with a guarantee.

Precision Marshall provides four key products to over 500 steel distributors in four product categories: Deluxe Alloy Plate, Deluxe Tool Steel Plate, Precision Ground Flat Stock, and Drill Rod. With over 5,000 distinct size grade combinations in stock every day, Precision Marshall arms tool steel distributors with deep inventory availability and same day shipment to their place of business or often ships direct to their customer saving time and handling.

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

Results of Operations

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Year Ended		Year Ended
	September 30, 2020		September 30, 2019
		% of Total		% of Total
		Revenue		Revenue
Statement of Income Data:
Revenues	$191,720	100.0%	$193,288	100.0%
Cost of revenues	116,403	60.7%	122,415	63.3%
Gross profit	75,317	39.3%	70,873	36.7%
General and administrative expenses	43,561	22.7%	52,840	27.3%
Sales and marketing expenses	11,334	5.9%	14,777	7.6%
Operating income	20,422	10.7%	3,256	1.7%
Interest expense, net	(5,254)	(2.7)%	(6,315)	(3.3)%
Gain on lease settlement, net	307	0.2%	—	—
Bargain purchase gain	1,507	0.8%	—	—
Impairment charges	(525)	(0.3)%	(3,222)	(1.7)%
Other income	(841)	(0.4)%	644	0.3%
Income (loss) before income taxes	15,616	8.1%	(5,637)	(2.9)%
Provision (benefit) for income taxes	4,957	2.6%	(1,625)	(0.8)%
Net income (loss)	10,659	5.6%	(4,012)	(2.1)%
Net loss attributable to non-controlling interest	268	0.1%	—	—
Net income (loss) attributable to Live stockholders	$10,927	5.7%	$(4,012)	(2.1)%

The following table sets forth revenues by segment:

	Year Ended		Year Ended
	September 30, 2020		September 30, 2019
	Net	% of Total	Net	% of Total
	Revenue	Revenue	Revenue	Total Revenue
Revenue
Retail
Movies, Music, Games and Other	$69,602	36.3%	$76,961	39.8%
Appliances	3,961	2.1%	23,740	12.3%
Flooring manufacturing	109,642	57.2%	91,951	47.6%
Steel manufacturing	7,962	4.2%	—	—
Corporate and other	553	0.3%	636	0.3%
Total Revenue	$191,720	100.0%	$193,288	100.0%

The following table sets forth gross profit and gross profit as a percentage of total revenue by segment:

	Year Ended		Year Ended
	September 30, 2020		September 30, 2019
	Gross	Gross Profit %	Gross	Gross Profit %
	Profit	of Total Revenue	Profit	of Total Revenue
Gross Profit
Retail
Movies, Music, Games and Other	$39,343	20.5%	$43,617	22.6%
Appliances	1,436	0.7%	1,539	0.8%
Flooring manufacturing	32,857	17.1%	25,121	13.0%
Steel manufacturing	1,163	0.6%	—	—
Corporate and other	518	0.3%	596	0.3%
Total Gross Profit	$75,317	39.3%	$70,873	36.7%

Revenue

Revenue remained relatively flat at $191,720 for the year ended September 30, 2020 as compared to the year ended September 30, 2019 of $193,288.

Retail: The decrease in Movies, Music, Games and Other of $7,359 was primarily due to a lack of new content related to video games and lack of new movie releases as compared to the prior year. Appliance revenue decreased $19,779 due to the closure of certain retail locations were incurring continual decreases in sales resulting from increased competition.

Flooring Manufacturing revenues increased a total of $17,691 as a result of the development of new products and the acquisition of Lonesome Oak in January 2020.

Steel Manufacturing revenues were $7,962 represents revenues for the period of July 14, 2020 through September 30, 2020 due to the acquisition of Precision Marshall on July 14, 2020.

Cost of Revenue

Cost of revenue decreased $6,012, or 4.9% for the year ended September 30, 2020 as compared to the year ended September 30, 2019, primarily due primarily due primarily due to the closure of certain ApplianceSmart retail locations during 2019 and other cost saving measures, partially offset by the acquisitions of Lonesome Oak and Precision Marshall.

General and Administrative Expense

General and Administrative expense decreased $9,279 or 17.6%, for the year ended September 30, 2020 as compared to the year ended September 30, 2019, primarily due to lower costs resulting from the decreased rent and employee costs associated with permanent closure of certain ApplianceSmart retail locations and the temporary closure of Vintage Stock retail locations due to COVID-19.

Selling and Marketing Expense

Selling and marketing expense decreased 3,443 or 23.3% for the year ended September 30, 2020 as compared to the year ended September 30, 2019 primarily due to reduced marketing efforts related to the permanent ApplianceSmart retail location closures and reduced travel activities due to COVID-19.

Interest Expense, net

Interest expense, net decreased $1,061 or 16.8%, for the year ended September 30, 2020 as compared to the year ended September 30, 2019, due to a decrease in certain interest rates and the continued efforts to repay certain debt obligations, partially offset by debt incurred as part of the Precision acquisition during July 2020.

Gain on Lease Settlement, net

During the year ended September 30, 2020, the Company recorded a net gain on lease settlement of $307 which consisted of impairment charges of $614 related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases, offset by a gain on lease settlement of $921 resulting from the extinguishment of the lease liability associated with the closed retail locations. There were no such transactions during the year ended September 30, 2019.

Bargain Purchase Gain

The bargain purchase gain of $1,507 for year ended September 30, 2020 was related to the acquisition of Precision Marshall.  There were no similar bargain purchase gains for the year ended September 30, 2019.

Impairment Charges

Impairment charges of $525 for the year ended September 30, 2020 were related to the disposal of fixed assets that were no longer in use. Impairment charges of $3,222 for the year ended September 30, 2019, were related to the write down of intangibles associated with the ApplianceSmart customer list and trade names due to the bankruptcy filing in December 2019, the write down of lease intangibles related to the ApplianceSmart retail locations closed during the period and the write down of software that is no longer in use.

Provision (Benefit) for Income Taxes

For the year ended September 30, 2020, the Company recorded an income tax provision of $4,957 primarily due to the net income in the current period as compared to a tax benefit of $1,625 the year ended September 30, 2019.  The rate for the year ended September 30, 2020 was impacted by state income taxes, net of federal benefit and non-deductible items related to the acquisition of Precision Marshall. The rate for the year ended September 30, 2019 was impacted by a significant change in valuation allowances, state income tax rates, net of federal benefit and carryforward adjustments.

Results of Operations by Segment

	Year Ended September 30, 2020					Year Ended September 30, 2019
		Flooring	Steel	Corporate &			Flooring	Steel	Corporate &
	Retail	Manufacturing	Manufacturing	Other	Total	Retail	Manufacturing	Manufacturing	Other	Total
Revenue	$73,563	$109,642	$7,962	$553	$191,720	$100,584	$91,951	$—	$753	$193,288
Cost of Revenue	32,784	76,785	6,797	35	116,402	55,431	66,829	—	155	122,415
Gross Profit	40,779	32,857	1,164	518	75,317	45,153	25,122	—	598	70,873
General and Administrative Expense	30,721	7,324	887	4,630	43,562	42,568	5,314	—	4,958	52,840
Selling and Marketing Expense	1,321	9,451	105	457	11,333	6,688	8,073	—	16	14,777
Operating Income (Loss)	$8,737	$16,082	$172	$(4,569)	$20,422	$(4,103)	$11,735	$—	$(4,376)	$3,256

Retail Segment

Segment results for Retail include Vintage Stock and ApplianceSmart. Revenue for the year ended September 30, 2020 decreased $27,021, or 26.9%, as compared to the prior year, primarily due to the closure of certain ApplianceSmart retail locations during 2019. Cost of revenue for the year ended September 30, 2020 decreased $22,647 or 40.9%, as compared to the prior year period, primarily due to the closure of certain ApplianceSmart retail locations during 2019 and other cost saving measures. Operating income for the year ended September 30, 2020 was $8,737, as compared to operating loss of $4,103 the prior year period, primarily due to the decrease in general and administrative expense of $11,847 and $5,367 in sales and marketing expenses due to the closure of certain ApplianceSmart retail locations during 2019 and other cost saving measures.

Flooring Manufacturing Segment

Segment results for Flooring Manufacturing includes Marquis. Revenue for the year ended September 30, 2020 increased $17,691, or 19.2%, as compared to the prior year period, due to increased sales of carpets and hard surface products related to development of new products and the acquisition of Lonesome Oak, partially offset by a decrease in synthetic turf products due to the sale of equipment for this division during December 2018. Cost of revenue for the year ended September 30, 2020 increased proportionately with revenue, as compared to the prior year period. Operating income for the year ended September 30, 2020 increased $4,347, or 37.0%, as compared to the prior year period.

Steel Manufacturing Segment

Segment results for Steel Manufacturing includes Precision Marshall. The Company completed the acquisition of Precision Marshall in July 2020.  The results of operations represent the period of July 2020 to September 2020.

Corporate and Other Segment

Segment results for Corporate and Other includes our directory services business. Revenues and operating income continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset-based revolver lines of credit will provide sufficient liquidity to fund our operations, pay our scheduled loan payments, ability to repurchase shares under our share buyback program, and pay dividends on our shares of Series E Preferred Stock as declared by the Board of Directors, for at least the next 12 months.

We have the following three asset-based revolver lines of credit: (i) Texas Capital Bank Revolver Loan (“TCB Revolver”) utilized by Vintage Stock, (ii) Bank of America Revolver Loan (“BofA Revolver”) utilized by Marquis utilizes, (iii) Enica Revolver Loan (“Encina Revolver”) utilized by Precision Marshall. Additionally, we have an unsecured revolving line of credit with Isaac Capital Group (“ICG Revolver”) utilized by the Company.

As of September 30, 2020, we had total cash on hand of $8,984 and an additional $28,673 of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Coronavirus

In March 2020, there was a global outbreak of COVID-19 (Coronavirus) that has resulted in changes in global supply of certain products.  The pandemic is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, the company’s supply chain partners, its employees and customers, customer sentiment in general, and traffic within shopping centers, and, where applicable, malls, containing its stores.  As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine are continuing to increase, which has already affected, and may continue to affect, traffic to the stores. As of March 31, 2020, Vintage Stock had closed all of its retail locations in response to the crisis. Beginning May 1, 2020, Vintage Stock began to reopen certain locations in compliance with government regulations.  Additionally, as of June 30, 2020, all Vintage Stock retail locations were reopened while maintaining compliance with government mandates. The Company is unable to predict if additional periods of store closures will be needed or mandated. During March and April 2020, Marquis conducted rolling layoffs for certain employees, however, during May 2020, most employees have returned to their respective locations. Continued impacts of the pandemic could materially adversely affect the near-term and long-term revenues, earnings, liquidity, and cash flows, and may require significant actions in response, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on the business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that the Company is not aware of currently.

Sources of Liquidity

We utilize cash on hand and cash generated from operations and have funds available to us under our four revolving loan facilities to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks.

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 7 to the consolidated financial statements. The following tables summarize the BofA Revolver for the year ended and as of September 30, 2020:

During the year ended September 30, 2020
Cumulative borrowing during the period	$121,924
Cumulative repayment during the period	123,073
Maximum borrowed during the period	11,347
Weighted average interest for the period	3.14%

As of September 30, 2020
Total availability	$21,732
Total outstanding	-

Encina Revolver

Precision may borrow funds for operations under the Encina Revolver subject to availability as described in Note 7 to the consolidated financial statements. The following tables summarize the Encina Revolver for the period of July 14, 2020 through September 30, 2020 and as of September 30, 2020:

During the period of July 14, 2020 through September 30, 2020
Cumulative borrowing during the period	$22,088
Cumulative repayment during the period	7,203
Maximum borrowed during the period	14,920
Weighted average interest for the period	6.50%

As of September 30, 2020
Total availability	$421
Total outstanding	14,886

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver subject to availability as described in Note 7 to the consolidated financial statements. The following tables summarize the TCB Revolver for the year ended and as of September 30, 2020:

During the year ended September 30, 2019
Cumulative borrowing during the period	$66,362
Cumulative repayment during the period	69,837
Maximum borrowed during the period	11,799
Weighted average interest for the period	3.29%

As of September 30, 2019
Total availability	$5,520
Total outstanding	7,115

ICG Revolver

The Company may borrow funds for operations under the ICG Revolver subject to availability as described in Note 7 to the consolidated financial statements. As of September 30, 2020, the Company had not borrowed any funds and the full amount of $1,000 was available.

Loan Covenant Compliance

We are in compliance with all loan covenants under our existing revolving and other loan agreements as of September 30, 2020, with the exception of covenants associated with the Crossroads Revolver (Note 7 to the Consolidated Financial Statements).

Payroll Protection Program

On May 4, 2020, Marquis entered into a promissory note (the “Marquis Promissory Note”) with Bank of America, N.A. that provides for a loan in the amount of $4,768 (the “Marquis PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The Marquis PPP Loan matures two years from the funding date of the Marquis PPP Loan and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Marquis Promissory Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the use of Marquis PPP Loan amount shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. On May 5, 2020, Marquis received the funds from the PPP Loan. During December 2020, Marquis completed its application for forgiveness of the Marquis PPP Loan.  There is no assurance that the Marquis PPP Loan will be forgiven.

On April 27, 2020, Precision Marshall entered into a promissory note (the “Precision Promissory Note”) with Citizens Bank, N.A. that provides for a loan in the amount of $1,382 (the “Precision PPP Loan”). The Precision PPP Loan matures two years from the funding date of the Precision PPP Loan and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred until either the date the SBA remits the borrower’s loan forgiveness amount to the lender or ten months after the end of the borrower’s loan forgiveness covered period. The Precision Promissory Note contains events of default and other provisions customary for a loan of this type.  On April 27, 2020, Precision received the funds from the PPP Loan. The Precision PPP Loan remained with Precision under the terms of the acquisition. During November 2020, Precision completed its application for forgiveness of the Precision PPP Loan.  There is no assurance that the Precision PPP Loan will be forgiven.

Cash Flows from Operating Activities

The Company’s cash and cash equivalents at September 30, 2020 was $8,984 compared to $2,681 at September 30, 2019, an increase of $6,303. Net cash provided by operations was $28,791 for the year ended September 30, 2020 as compared to net cash provided by operations of $19,053 for the same period in 2019 primarily due to the results of operations discussed above.

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

Cash Flows from Investing Activities

Our cash flows used in investing activities of $8,776 for the year ended September 30, 2020 consisted of purchases of property and equipment and the acquisitions of Lonesome Oak and Precision Marshall. Our cash flows provided by investing activities of $100 for the year ended September 30, 2019 consisted of proceeds from the sale of equipment, offset by purchases of equipment and intangibles.

Cash Flows from Financing Activities

Our cash flows used in financing activities during the year ended September 30, 2020 consisted of $6,768 from the issuance of notes payable, offset by $5,974 in net payments under revolver loans, purchase of Series E preferred treasury stock and common treasury stock of $1,663 and payment on notes payable of $12,709.

Our cash flows used in financing activities during the year ended September 30, 2019 consisted of $913 from the issuance of notes payable, $7,034 in net payments under revolver loans, payment of debt issuance costs of $223, purchase of treasury stock $888 and payment on notes payable $11,982.

Currently, the Company is not issuing common shares for liquidity purposes. We prefer to use asset-based lending arrangements and mezzanine financing together with Company provided capital to finance acquisitions and have done so historically. Occasionally as our Company history has demonstrated we will issue stock and derivative instruments linked to stock for services and/or debt settlement.

Working Capital

We had working capital of $38,566 as of September 30, 2020 as compared to $20,727 as of September 30, 2019. Changes in working capital were primarily attributable to the acquisitions of Lonesome Oak and Precision Marshall and an increase in short term lease obligations due to the adoption of the new lease accounting standard.

Equipment Loans

Marquis has a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC which provide:

Note #1 is $5,000, secured by equipment. The Equipment Loan #1 is due September 2021, payable in 59 monthly payments of $84 beginning September 2016, with a final payment in the sum of $584, bearing interest at 3.9% per annum.

Note #3 is $3,680, secured by equipment. The Equipment Loan #3 is due December 2023, payable in 84 monthly payments of $52 beginning January 2017, bearing interest rate at 4.8% per annum.

Note #4 is $1,095, secured by equipment. The Equipment Loan #4 is due December 2023, payable in 81 monthly payments of $16 beginning April 2017, bearing interest at 4.9% per annum.

Note #5 is $3,932, secured by equipment. The Equipment Loan #5 is due December 2024, payable in 84 monthly payments of $55 beginning January 2018, bearing interest at 4.7% per annum.

Note #6 is $913, secured by equipment. The Equipment Loan #6 is due July 2024, payable in 60 monthly payments of $14 beginning August 2019, with a final payment of $197, bearing interest at 4.7% per annum.

Note #7 is $5,000, secured by equipment. The equipment loan #7 is due February 2027, payable in 84 monthly payments of $59 beginning March 2020, with the final payment of $809, bearing interest at 3.2% per annum.

Note #8 is $3,369, secured by equipment. The equipment loan #8 is due September 2027, payable in 84 monthly payments of $46 beginning October 2020, bearing interest at 4.0%.

At September 30, 2020 we owed $1,229, $1,862, $572, $2,538, $758, $4,681 and $3,091 on Equipment Loan Note #1 and Note #3 through Note #8, respectively. At September 30, 2019 we owed $2,057, $2,379, $731, $3,065 and $891 on Equipment Loan Note #1 and Note #3 through Note #6, respectively.

Lonesome Oak Equipment Loan

In connection with the acquisition of Lonesome Oak, the Company assumed an unsecured note in the amount payable to Extruded Fibers Inc. The note is noninterest bearing, with principal payable monthly in the amount of $100 for 36 months, beginning March 31, 2020 maturity date March 3, 2023.

Real Estate Financing

During June 2016, we entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000, which consisted of $644 from the sale of the land and a note payable of $9,356. In connection with the transaction, we entered into a lease with a 15-year term commencing on the closing of the transaction, which provides the Company an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60. The proceeds from this transaction were used to pay down the BofA Revolver and Bank of America Term loans, related party loan, as well as to purchase a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. At September 30, 2020 and September 30, 2019, we had $9,243 and $9,274 outstanding, respectively, on the Store Capital Acquisition, LLC loan. At September 30, 2020 and September 30, 2019, there are un-amortized debt issuance costs associated with this loan in the amounts of $411 and $422, respectively.

During July 2020, in connection with our acquisition of Precision Marshall, Precision Marshall entered into a transaction with Harold St Interests LLC. The transaction included a sale-leaseback of land owned by Precision Marshall. The total aggregate proceeds received from the sale of the land was $6,000. In connection with the transaction, we entered into a lease with a 20-year term commencing on the closing of the transaction, which provides the Company an option to extend the lease upon the expiration of its term. The initial annual lease rate is $485. The proceeds from this transaction were used to partially fund the acquisition of Precision Marshall.

Future Sources of Cash; New Products and Services

We may require additional debt financing and/or capital to finance new acquisitions, refinance existing indebtedness or other strategic investments in our business. Other sources of financing may include stock issuances and additional loans; or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders.

Contractual Obligations

The following table summarizes our contractual obligations consisting of operating lease agreements and debt obligations and the effect such obligations are expected to have on our future liquidity and cash flows:

	Payments due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Notes payable	$11,986	$49,896	$3,564	$11,697	$77,143
Notes Payable - related party	1,297	4,000	—	—	5,297
Lease obligations	9,155	12,994	7,348	16,133	45,631
Total	$22,438	$66,890	$10,912	$27,830	$128,071

Off-Balance Sheet Arrangements

At September 30, 2020, we had no off-balance sheet arrangements, commitments or guarantees that require additional disclosure or measurement.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2020, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 8.       Financial Statement and Supplementary Data

LIVE VENTURES INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Live Ventures Incorporated

Las Vegas, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Live Ventures Incorporated (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended September 20, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, Utah

January 13, 2021

LIVE VENTURES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2020	September 30, 2019
Assets
Cash	$8,984	$2,681
Trade receivables, net	20,121	11,901
Inventories, net	64,525	39,243
Income taxes receivable	—	235
Prepaid expenses and other current assets	1,778	1,692
Debtor in possession assets	520	—
Total current assets	95,928	55,752
Property and equipment, net	30,376	22,596
Right of use asset - operating leases	30,894	—
Deposits and other assets	223	90
Deferred taxes	1,021	4,869
Intangible assets, net	1,063	2,199
Goodwill	37,754	36,947
Total assets	$197,259	$122,453
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$9,117	$14,144
Accrued liabilities	14,822	12,984
Income taxes payable	736	—
Current portion of long-term debt	11,986	7,897
Current portion of notes payable related parties	1,297	—
Current portion of lease obligations - operating leases	7,176	—
Debtor in possession liabilities	12,228
Total current liabilities	57,362	35,025
Long-term debt, net of current portion	63,390	47,819
Lease obligation long term - operating leases	28,101	—
Notes payable related parties, net of current portion	4,000	4,826
Other non-current obligations	734	654
Total liabilities	153,587	88,324
Commitments and contingencies - Note 14
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at September 30, 2020 and September 30, 2019	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 and 77,840 issued and outstanding at September 30, 2020 and September 30, 2019, respectively, with a liquidation preference of $0.30 per share	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,589,101 shares issued and outstanding at September 30, 2020; 1,826,009 issued and outstanding at September 30, 2019	2	2
Paid-in capital	64,472	63,924
Treasury stock common 499,085 shares as of September 30, 2020 and 262,177 shares as of September 30, 2019	(4,098)	(2,438)
Treasury stock Series E preferred 50,000 shares as of September 30, 2020 and September 30, 2019	(7)	(4)
Accumulated deficit	(16,429)	(27,355)
Equity attributable to Live stockholders	43,940	34,129
Non-controlling interest	(268)	—
Total stockholders' equity	43,672	34,129
Total liabilities and stockholders' equity	$197,259	$122,453

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(dollars in thousands, except per share)

	Years Ended September 30,
	2020	2019
Revenues	$191,720	$193,288
Cost of revenues	116,403	122,415
Gross profit	75,317	70,873
Operating expenses:
General and administrative expenses	43,561	52,840
Sales and marketing expenses	11,334	14,777
Total operating expenses	54,895	67,617
Operating income	20,422	3,256
Other (expense) income:
Interest expense, net	(5,254)	(6,315)
Gain on lease settlement, net	307	—
Bargain purchase gain	1,507	—
Impairment charges	(525)	(3,222)
Other income	(841)	644
Total other (expense) income, net	(4,806)	(8,893)
Income (loss) before income taxes	15,616	(5,637)
Provision (benefit) for income taxes	4,957	(1,625)
Net income (loss)	10,659	(4,012)
Net loss attributable to non-controlling interest	268	—
Net income (loss) attributable to Live stockholders	$10,927	$(4,012)
Income (loss) per share:
Basic	$6.40	$(2.11)
Diluted	$3.09	$(2.11)
Weighted average common shares outstanding:
Basic	1,706,561	1,901,315
Diluted	3,534,936	1,901,315
Dividends declared - Series B convertible preferred stock	$—	$—
Dividends declared - Series E convertible preferred stock	$1	$1
Dividends declared - Common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Common Stock	Series E Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Non-controlling interest	Total Equity
Balance, September 30, 2018	214,244	$—	77,840	$—	1,945,247	$2	$63,654	$(1,550)	$(4)	$(23,342)	$—	$38,760
Series E preferred stock dividends	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Stock based compensation	—	—	—	—	—	—	142	—	—	—	—	142
Fair value of warrant extension adjustment	—	—	—	—	—	—	128				—	128
Purchase of common treasury stock	—	—	—	—	(119,238)	—	—	(888)	—	—	—	(888)
Net loss	—	—	—	—	—	—	—	—	—	(4,012)	—	(4,012)
Balance, September 30, 2019	214,244	$—	77,840	$—	1,826,009	$2	$63,924	$(2,438)	$(4)	$(27,355)	$—	$34,129
Series E preferred stock dividends	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Stock based compensation	—	—	—	—	—	—	86	—	—	—	—	86
Fair value of warrant extension adjustment	—	—	—	—	—	—	462	—	—	—	—	462
Purchase of Series E preferred treasury stock	—	—	(30,000)	—	—	—	—	—	(3)	—	—	(3)
Purchase of common treasury stock	—	—	—	—	(236,908)	—	—	(1,660)	—	—	—	(1,660)
Net income	—	—	—	—	—	—	—	—	—	10,927	(268)	10,659
Balance, September 30, 2020	214,244	$—	47,840	$—	1,589,101	$2	$64,472	$(4,098)	$(7)	$(16,429)	$(268)	$43,672

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended September 30,
	2020	2019
Operating activities:
Net income (loss)	$10,659	$(4,012)
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	5,862	5,673
Gain on lease settlement, net	(307)	—
Gain on bargain purchase of acquisition	(1,507)	—
Impairment charges	525	3,222
(Gain) Loss on disposal of property and equipment	—	1,063
Charge off and amortization of debt issuance cost	471	283
Stock based compensation expense	86	142
Warrant extension fair value adjustment	462	128
Amortization of right of use assets	1,461	—
Deferred rent	—	274
Change in reserve for uncollectible accounts	421	(589)
Change in reserve for obsolete inventory	(139)	665
Change in deferred income taxes	4,069	(1,648)
Change in other	133	(399)
Changes in assets and liabilities:
Trade receivables	(951)	1,985
Inventories	12,308	7,160
Prepaid expenses and other current assets	—	931
Deposits and other assets	128	193
Accounts payable	(9,387)	(444)
Accrued liabilities	3,526	4,412
Income taxes payable	971	14
Net cash provided by operating activities	28,791	19,053
Investing activities:
Purchase of intangible assets	(4)	(222)
Proceeds from the sale of property and equipment	—	2,701
Purchases of property and equipment	(3,882)	(2,379)
Lonesome Oak acquisition	(550)	—
Precision Marshall acquisition	(4,340)	—
Net cash provided by (used in) investing activities	(8,776)	100
Financing activities:
Net borrowings (payments) under revolver loans	(5,974)	(7,034)
Payments of debt issuance costs	—	(223)
Purchase of Series E preferred treasury stock	(3)	—
Proceeds from issuance of notes payable	4,768	913
Purchase of common treasury stock	(1,660)	(888)
Proceeds from (payments of) related party notes payable	2,000	(661)
Payments on notes payable	(12,709)	(11,321)
Debtor in possession cash	(134)	—
Net cash used in financing activities	(13,712)	(19,214)
Net increase (decrease) in cash and cash equivalents, including restricted cash	6,303	(61)
Cash and cash equivalents, including restricted cash, beginning of period	2,681	2,742
Cash and cash equivalents, including restricted cash, end of period	$8,984	$2,681

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Years Ended September 30,
	2020	2019
Supplemental cash flow disclosures:
Interest paid	$4,445	$5,805
Income taxes refunded, net	$30	$43

The accompanying notes are an integral part of these consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands, except per share)

Note 1:       Background and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium sized business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The Company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments: Retail, Flooring Manufacturing and Steel Manufacturing. Included in the Retail segment: (i) Vintage Stock, Inc. (“Vintage Stock”), the Company is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components and (ii) ApplianceSmart, Inc. (“ApplianceSmart”), the Company is engaged in the sale of new major appliances through a retail store. Included in the Flooring Manufacturing segment is Marquis Industries, Inc. (“Marquis”), which is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. Included in the Steel Manufacturing Segment is Precision Industries, Inc. (“Precision Marshall”), which is engaged in the manufacture and sale of alloy and steel plates, ground flat stock and drill rods.

Going concern

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset-based revolver lines of credit will provide sufficient liquidity to fund our operations, pay our scheduled loan payments, continue to repurchase shares, and pay dividends on our shares of Series E Preferred Stock as declared by the Board of Directors, for at least the next 12 months.

Coronavirus

In March 2020, there was a global outbreak of COVID-19 (Coronavirus) that has resulted in changes in global supply of certain products.  The pandemic is having an unprecedented impact on the U.S. economy as federal, state, and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, the Company’s supply chain partners, its employees and customers, customer sentiment in general, and traffic within shopping centers, and, where applicable, malls, containing its stores.  As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine are continuing to increase, which has already affected, and may continue to affect, traffic to the stores. As of March 31, 2020, Vintage Stock had closed all of its retail locations in response to the crisis. Beginning May 1, 2020, Vintage Stock began to reopen certain locations in compliance with government regulations.  Additionally, as of June 30, 2020, all Vintage Stock retail locations were reopened while maintaining compliance with government mandates. The Company is unable to predict if additional periods of store closures will be needed or mandated. During March and April 2020, Marquis conducted rolling layoffs for certain employees, however, during May 2020, most employees have returned to their respective locations. Continued impacts of the pandemic could materially adversely affect the near-term and long-term revenues, earnings, liquidity, and cash flows, and may require significant actions in response, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on the business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S., the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that the Company is not aware of currently.

Note 2:       Summary of Significant Accounting Policies

Principles of Consolidation

We consolidate all entities in which we have a controlling financial interest. We are deemed to have a controlling financial interest in variable interest entities in which we are the primary beneficiary and in other entities in which we own more than 50% of the outstanding voting shares and other shareholders do not have substantive rights to participate in management. For entities we control but do not wholly own, we record a non-controlling interest within stockholders’ equity for the portion of the entity’s equity attributed to the non-controlling ownership interests. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Financial Instruments

Financial instruments consist primarily of cash equivalents, trade and other receivables, advances to affiliates and obligations under accounts payable, accrued expenses and notes payable. The carrying amounts of cash equivalents, trade receivables and other receivables, accounts payable, accrued expenses and short-term notes payable approximate fair value because of the short maturity of these instruments. The fair value of the long-term debt is calculated based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements, unless quoted market prices are available (Level 2 inputs). The carrying amounts of long-term debt at September 30, 2020 and 2019 approximate fair value.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts, which includes allowances for accounts and factored trade receivables, customer refunds, dilution and fees from local exchange carrier billing aggregators and other uncollectible accounts. The allowance for doubtful accounts is based upon historical bad debt experience and periodic evaluations of the aging and collectability of the trade receivables. This allowance is maintained at a level which the Company believes is sufficient to cover potential credit losses and trade receivables are only written off to bad debt expense as uncollectible after all reasonable collection efforts have been made. The Company has also purchased accounts receivable credit insurance to cover non-factored trade and other receivables which helps reduce potential losses due to doubtful accounts. At September 30, 2020 and 2019, the allowance for doubtful accounts was $272 and $936, respectively.

Inventories

Inventories are valued at the lower of the inventory’s cost (first in, first out basis or “FIFO”) or net realizable value of the inventory. Management compares the cost of inventory with its net realizable value and an allowance is made to write down inventory to net realizable value, if lower. Management also reviews inventory to determine if excess or obsolete inventory is present and a reserve is made to reduce the carrying value for inventory for such excess and or obsolete inventory. At September 30, 2020 and September 30, 2019, the inventory reserves were $3,135 and $682, respectively.

Property and Equipment

Property and Equipment are stated at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of building and improvements are 3 to 40 years, transportation equipment is 5 to 10 years, machinery and equipment are 5 to 10 years, furnishings and fixtures are 3 to 5 years and office and computer equipment are 3 to 5 years. Depreciation expense was $5,128 and $4,104 for the years ended September 30, 2020 and 2019, respectively.

The Company periodically reviews its property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. They assess recoverability based on several factors, including its intention with respect to its stores and those stores projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected discounted cash flows.

Goodwill

The Company accounts for purchased goodwill and intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Under ASC 350, purchased goodwill are not amortized; rather, they are tested for impairment on at least an annual basis. Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of business acquired.

The Company tests goodwill annually on July 1 of each fiscal year or more frequently if events arise or circumstances change that indicate that goodwill may be impaired. The Company assesses whether goodwill impairment exists using both the qualitative and quantitative assessments. The qualitative assessment involves determining whether events or circumstances exist that indicate it is more likely than not that the fair value of a reporting unit is less than its’ carrying amount, including goodwill. If based on this qualitative assessment the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects not to perform a qualitative assessment, a quantitative assessment is performed using a two-step approach required by ASC 350 to determine whether a goodwill impairment exists.

The first step of the quantitative test is to compare the carrying amount of the reporting unit's assets to the fair value of the reporting unit. If the fair value exceeds the carrying value, no further evaluation is required, and no impairment loss is recognized. If the carrying amount exceeds the fair value, then the second step is required to be completed, which involves allocating the fair value of the reporting unit to each asset and liability using the guidance in ASC 805 (“Business Combinations, Accounting for Identifiable Intangible Assets in a Business Combination”), with the excess being applied to goodwill. An impairment loss occurs if the amount of the recorded goodwill exceeds the implied goodwill. The determination of the fair value of our reporting units is based, among other things, on estimates of future operating performance of the reporting unit being valued. They are required to complete an impairment test for goodwill and record any resulting impairment losses at least annually. Changes in market conditions, among other factors, may have an impact on these estimates and require interim impairment assessments.

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

There was no goodwill impairment for the years ended September 30, 2020 or 2019.

Intangible Assets

The Company’s intangible assets consist of customer relationship intangibles, favorable leases, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles. Upon acquisition, critical estimates are made in valuing acquired intangible assets, which include but are not limited to, future expected cash flows from customer contracts, customer lists, and estimating cash flows from projects when completed; tradename and market position, as well as assumptions about the period of time that customer relationships will continue; and discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from the assumptions used in determining the fair values. All intangible assets are capitalized at their original cost and amortized over their estimated useful lives as follows: domain name and marketing – 3 to 20 years; software – 3 to 5 years, customer relationships – 7 to 15 years, favorable leases – over the life of the lease, customer lists – to 20 years, trade names – to 20 years. Intangible amortization expense is $605 and $1,569 for the years ended September 30, 2020 and 2019, respectively.

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

Retail Segment

The Retail Segment derives revenue primarily from direct sales of entertainment and appliance products and services, including shipping and handling amounts, which are recognized when the following requirements have been met: (i) there is persuasive evidence of an arrangement, (ii) the sales transaction price is fixed or determinable, (iii) title or use rights, ownership and risk of loss have been transferred to the customer, (iv) allocation of sales price to specific performance obligations, and (v) performance obligations are satisfied. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers. All direct costs are either paid and or accrued for in the period in which the sale is recorded.

Flooring and Steel Manufacturing Segments

The Flooring Manufacturing Segments derives revenue primarily from the sale of carpet and hard surface flooring products, including shipping and handling amounts. The Steel Manufacturing Segments derives revenue primarily from the sale of steel plates, ground flat stock and drill rods, including shipping and handling amounts, Revenue is recognized when the following requirements have been met: (i) there is persuasive evidence of an arrangement, (ii) the sales transaction price is fixed or determinable, (iii) title, ownership and risk of loss have been transferred to the customer, (iv) allocation of sales price to specific performance obligations, and (v) performance obligations are satisfied. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers. All direct costs are either paid and or accrued for in the period in which the sale is recorded.

Spare Parts

For spare part sales, the Company transfers control and recognizes a sale when it ships the product to the customer or when the customer receives product based upon agreed shipping terms. Each unit sold is considered an independent, unbundled performance obligation. The Company does not have any additional performance obligations other than spare part sales that are material in the context of the contract. The amount of consideration they receive and revenue they recognize varies due to sales incentives and returns offered to their customers. When they give their customers the right to return eligible products, the Company reduces revenue for the estimate of the expected returns which is primarily based on an analysis of historical experience.

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

The Company sells certain extended service arrangements separately from the sale of products. During a portion of 2019, the Company acted as a sales agent under some of these arrangements whereby the Company receives a fee that is recognized as revenue upon the sale of the extended service arrangement. During 2019, the Company became the principal for certain extended service arrangements. Revenue related to these arrangements is recognized ratably over the contract term. The warranty reserve of $206 is included in accrued liabilities on the consolidated balance sheet at September 30, 2020.

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

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Breakage income related to gift cards which are no longer reportable under state escheatment laws of $75 and $369 for the years ended September 30, 2020 and 2019, respectively, is recorded in other income in our consolidated financial statements.

Advertising Expense

Advertising expense is charged to operations as incurred. Advertising expense totaled $305 and $1,676 for the years ended September 30, 2020 and 2019, respectively.

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

The fair value of inventory acquired as part of a business combination is based on a third-part valuation utilizing the comparable sales method which is based on Level 2 and Level 3 inputs.  The comparative sales method utilizes the actual or expected selling prices of finished goods to customers in the ordinary course of business as the base amount that must be adjusted for factors that are generally relevant in determining the Fair Value of the inventory including:

•	the time that would be required to dispose of this inventory;
•	the expenses that would be expected to be incurred in the disposition; and
•	a profit commensurate with the amount of investment in the assets and the degree of risk.

The fair value of property, plant and equipment acquired as part of a business combination is based on a third-party valuation utilizing the indirect method of cost approach which is based on Level 2 and Level 3 inputs.  In the indirect method of Cost Approach, the Reproduction Cost New for each asset or group of assets is determined by indexing the original capitalized cost basis. The cost basis generally includes the base cost of the asset and certain contributory costs such as sales tax, freight and handling charges, installation, general contractor’s costs, and engineering and design costs. The index factors used in this analysis are based on the asset type and manufacture date. Index factors were derived from various published sources including Marshall Valuation Service and the Bureau of Labor Statistics.

The fair value of debt assumed as part of a business combination is discounted utilizing implied interest rates, as applicable.

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

Lease Accounting

The Company leases retail stores, warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2040 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases percentage rent and require it to pay all insurance, taxes and other maintenance costs.

For contracts entered into on or after October 1, 2019, the Company assesses at contract inception whether the contract is, or contains, a lease. Generally, they determine that a lease exists when (i) the contract involves the use of a distinct identified asset, (ii) they obtain the right to substantially all economic benefits from use of the asset and (iii) they have the right to direct the use of the asset. In general, all of their leases are operating leases.

At the lease commencement date, the Company recognizes a right-of-use asset and a lease liability for all leases, except short-term leases with an original term of 12 months or less. The right-of-use asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The right-of-use asset is initially measured at cost, which primarily comprises the initial amount of the lease liability, plus any prepayments to the lessor and initial direct costs such as brokerage commissions, less any lease incentives received. All right-of-use assets are periodically reviewed for impairment in accordance with standards that apply to long-lived assets. The lease liability is initially measured at the present value of the lease payments, discounted using an estimate of our incremental borrowing rate for a collateralized loan with the same term as the underlying lease. The incremental borrowing rates used for the initial measurement of lease liabilities as of October 1, 2019 were based on the original lease terms.

Lease payments included in the measurement of lease liabilities consist of (i) fixed lease payments for the noncancelable lease term, (ii) fixed lease payments for optional renewal periods where it is reasonably certain the renewal option will be exercised, and (iii) variable lease payments that depend on an underlying index or rate, based on the index or rate in effect at lease commencement. Certain of our real estate lease agreements require payments for non-lease costs such as utilities and common area maintenance. The company has elected an accounting policy, as permitted by ASC 842, not to account for such payments separately from the related lease payments. Our policy election results in a higher initial measurement of lease liabilities when such non-lease payments are fixed amounts. Certain of our real estate lease agreements require variable lease payments that do not depend on an underlying index or rate, such as sales and value-added taxes and our proportionate share of actual property taxes, insurance and utilities. Such payments and changes in payments based on a rate or index are recognized in operating expenses when incurred.

Lease expense for operating leases consists of the fixed lease payments recognized on a straight-line basis over the lease term plus variable lease payments as incurred. The lease payments are allocated between a reduction of the lease liability and interest expense. Amortization of the right-of-use asset for operating leases reflects amortization of the lease liability, any differences between straight-line expense and related lease payments during the accounting period, and any impairments

The Company adopted Accounting Standard Update (“ASU”) No. 2016-02 - Leases (Topic 842), as amended, or Accounting Standard Codification (“ASC 842”), as of October 1, 2019. The primary impact of ASC 842 on their consolidated financial statements is the recognition of right-of-use assets and related liabilities on their consolidated balance sheet for operating leases where they are the lessee. They elected to apply the requirements of the new standard on October 1, 2019 and have not restated their consolidated financial statements for prior periods. Their adoption of ASC 842 did not have a material impact on the results of the operations or on the cash flows for the period presented.

The Company elected certain practical expedients under their transition method, including elections to not reassess (i) whether a contract is or contains a lease and (ii) the classification of existing leases. They also elected not to apply hindsight in determining whether optional renewal periods should be included in the lease term, which in some instances may impact the initial measurement of the lease liability and the calculation of straight-line expense over the lease term for operating leases. As a result of our transition elections, there was no change in our recognition of expense for leases that commenced prior to October 1, 2019.

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

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a Company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has three operating segments (See Note 16).

Concentration of Credit Risk

The Company maintains cash balances in bank accounts in each state the Company has business operations. Accounts are insured by the Federal Deposit Insurance Corporation up to $250 per institution as of September 30, 2020. At times, balances may exceed federally insured limits.

Recently Issued Accounting Pronouncements

Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses instead of incurred losses. It also modifies the impairment model for available-for-sale debt securities and provides a simplified accounting model for purchased financial assets with credit deterioration since their origination. ASU No. 2016-13 is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on its Consolidated Financial Statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is part of the FASB’s overall simplification initiative and seeks to simplify the accounting for income taxes by updating certain guidance and removing certain exceptions. The updated guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on its Consolidated Financial Statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-04 - Reference Rate Reform (Topic 848), codified as ASC 848 (“ASC 848”). The purpose of ASC 848 is to provide optional guidance to ease the potential effects on financial reporting of the market-wide migration away from Interbank Offered Rates to alternative reference rates. ASC 848 applies only to contracts, hedging relationships, and other transactions that reference a reference rate expected to be discontinued because of reference rate reform. The guidance may be applied upon issuance of ASC 848 through December 31, 2022. The Company is currently assessing the impact of adopting this new accounting standard on its Consolidated Financial Statements and related disclosures.

Note 3:	Leases

The Company adopted ASU No. 2016-02, Leases (Topic 842) on October 1, 2019, the beginning of their fiscal year. The Company adopted the new standard prospectively and elected certain practical expedients permitted under the new standard’s transition guidance. This allows the Company to carry forward the historical lease classification and to not reassess the lease term for leases in existence as of the adoption date and to carry forward our historical accounting treatment for land easements on agreements existing on the adoption date. The Company also made policy elections for certain classes of underlying assets to not separate lease and non-lease components in a contract as permitted under the new standard.

The Company leases retail stores, warehouse facilities and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2040 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases percentage rent and require us to pay all insurance, taxes and other maintenance costs. As a result, they recognize assets and liabilities for all leases with lease terms greater than 12 months. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s blended incremental borrowing rate based on information available associated with each subsidiary’s debt outstanding at lease commencement. In considering the lease asset value, the company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. See the Note 2 on Lease Accounting.

The weighted average remaining lease term is 9.2 years.  The Company’s weighted average discount rate is 6.9%.  Total cash payments for the year ended September 30, 2020 was $8,116. As of July 1, 2020, the Company entered into a lease agreement for office space in Nevada with an initial lease term through November 30, 2025.  The fair value of the right of use asset and lease liability associated with the Nevada office space was  $1,075. Additionally, upon completion of our acquisitions of Lonesome Oak and Precision (see Note 4), we recorded right of use assets of $12,564 and lease liabilities of $15,800.

The following table details our right of use assets and lease liabilities as of September 30, 2020:

September 30, 2020
Right of use asset - operating leases	$30,894
Operating lease liabilities:
Current	7,176
Long term	28,101

Total present value of future lease payments as of September 30, 2020:

Twelve months ended September 30,
2021	$9,155
2022	7,422
2023	5,572
2024	4,196
2025	3,152
Thereafter	16,133
Total	45,631
Less implied interest	(8,362)
Present value of payments	$37,269

During the year ended September 30, 2020, the Company recorded a net gain on lease settlement of $307 which consisted of impairment charges of $614 related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases, offset by a gain on lease settlement of $921 resulting from the extinguishment of the lease liability associated with the closed retail locations.

Note 4:       Acquisitions

The Company seeks opportunities to acquire profitable and well-managed companies.  During the fiscal year ended September 30, 2020, the Company acquired Lonesome Oak and Precision Marshall, as discussed below.

The acquisition of Lonesome Oak and Precision Marshall were accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company was the acquirer for purposes of accounting for the business combinations as the Company transferred consideration in exchange for the net assets of the acquired entities.

Lonesome Oak Acquisition

On November 1, 2019, Marquis entered into a purchase agreement, as amended on January 31, 2020 (as amended, the “LOTC Purchase Agreement”), to acquire all of the outstanding capital stock of Lonesome Oak Trading Co., Inc. (“Lonesome Oak”).  Pursuant to the LOTC Purchase Agreement, and on January 31, 2020, Marquis acquired from the sole shareholder of Lonesome Oak (the “LOTC Shareholder”) all of the issued and outstanding shares of capital stock of Lonesome Oak for $2,000 and the assumption of approximately $12,500 of debt. In connection with the closing of the acquisition, Lonesome Oak entered into a lease agreement with the LOTC Shareholder regarding certain properties that are used in Lonesome Oak’s operations and that are owned by affiliates of the LOTC Shareholder. Marquis held back $1,450 of the purchase price (the “Holdback Amount”) to satisfy claims for indemnity arising out of breaches of certain representations, warranties, and covenants, and certain other enumerated items, if any. In connection with the closing of the transaction, the LOTC Shareholder entered into an employment agreement with a five-year term and serves as an Executive Vice President of Lonesome Oak pursuant to the terms thereof. Subject to certain exceptions, the LOTC Shareholder has agreed to indemnify Marquis for breaches of certain representations, warranties, and covenants, and certain other enumerated items, if any. Indemnification by the LOTC Shareholder for breaches of certain representations and warranties is generally limited to the Holdback Amount. The LOTC Shareholder is subject to a three-year non-competition and non-solicitation provisions.  On March 2, 2020, Lonesome Oak merged with and into Marquis, with Marquis surviving the merger and Lonesome Oak ceasing to exist as a separate entity.  Because Lonesome Oak ceased to exist as a separate entity, the Company does not have the ability to breakout the revenues or expenses incurred since the acquisition date.

Under the purchase price allocation, the Company recognized goodwill of $807 which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired.  The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of January 31, 2020 as calculated by a third-part appraisal firm. The table below outlines the purchase price allocation of the purchase for Lonesome Oak to the acquired identifiable assets, liabilities assumed and goodwill:

Total purchase price	$2,000
Less fair value of the holdback option	(1,450)
Net purchase	550
Accounts payable	7,188
Accrued liabilities	1,514
Debt	13,879
Total liabilities assumed	22,581
Total consideration	23,131
Cash	40
Accounts receivable, net	4,838
Inventory	13,826
Property, plant and equipment, net	3,485
Other assets	135
Total assets acquired	22,324
Total goodwill	$807

The Company expects to collect the accounts receivable balance. However, any uncollectible accounts receivable, the Company will reduce the amount of the holdback in an amount equal to the uncollectable accounts receivable. As of September 30, 2020, the holdback has been reduced to $1,297 due to unrecorded liabilities at the time of the acquisition.

Goodwill arising from the acquisition is expected to be fully deductible for tax purposes.

The assets acquired and liabilities assumed were classified within the fair value hierarchy table below in accordance with our fair value measurements policy (see Note 2).

	Level 1	Level 2 and 3	Total
Cash	$40	$—	$40
Accounts receivable, net	4,838	—	4,838
Inventory	—	13,826	13,826
Property, plant and equipment, net	—	3,485	3,485
Other assets	135	—	135
Accounts payable	7,188	—	7,188
Accrued liabilities	1,514	—	1,514
Debt	—	13,879	13,879

Precision Industries, Inc.

On July 14, 2020 (the “Closing Date”), the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Precision Industries, Inc., a Pennsylvania corporation (“Precision Marshall”), President Merger Sub Inc., a Pennsylvania corporation and a wholly-owned subsidiary of Live Ventures (“Merger Sub”), and D. Jackson Milhollan, as shareholders’ representative, pursuant to which Live Ventures acquired Precision Marshall by the consummation of a merger (the “Merger”) of its Merger Sub with and into Precision Marshall, with Precision Marshall surviving the Merger.

Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, at the closing of the Merger, Live Ventures paid Precision Marshall’s shareholders aggregate consideration of $31,475 in cash (the “Merger Consideration”), subject to (i) certain adjustments with respect to Precision Marshall’s cash, expenses incurred in connection with the Merger, debt, and net working capital balances at the closing of the Merger, (ii) the withholding of a portion of the Merger Consideration in connection with the Precision shareholders’ indemnification obligations under the Merger Agreement, and (iii) the withholding of a portion of the Merger Consideration as an expense account for the shareholders’ representative. At the effective time of the Merger (the “Effective Time”), shares of Precision Marshall’s outstanding common stock (the “Precision Common Stock”) were converted into the right to receive a portion of the Merger Consideration in accordance with the terms of the Merger Agreement.

The Merger Agreement contains customary representations, warranties, covenants, and agreements of Live Ventures, Merger Sub, and Precision Marshall, including indemnification rights in favor of Live Ventures that are customary for a transaction of this nature and magnitude.

In connection with the Merger, Live Ventures formed Precision Affiliated Holdings LLC, a Delaware limited liability company (“Precision Holdings”), as its wholly-owned subsidiary for the purpose of its holding 100% of the issued and outstanding shares of capital stock of Precision Marshall.  Pursuant to the terms of a Contribution Agreement (the “Contribution Agreement”) and in connection with the Merger and the financing of the acquisition of Precision, Live Ventures caused the capital stock of Precision Marshall to be vested in Precision Holdings.

Under the purchase price allocation, the Company recognized a bargain purchase gain of $1,507 which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of the identifiable assets acquired.  The values assigned to the assets acquired and liabilities assumed are based on their estimates of fair value available as of July 14, 2020 as calculated by a third-part appraisal firm. The table below outlines the purchase price allocation of the purchase for Precision Marshall to the acquired identifiable assets, liabilities assumed and bargain purchase gain:

Total purchase price	$5,500
Less fair value of the holdback option	(2,500)
Net purchase	3,000
Accounts payable	3,116
Accrued liabilities	583
Lease liabilities	8,109
Debt	23,022
Total liabilities assumed	34,830
Total consideration	37,830
Cash	1,159
Accounts receivable, net	2,814
Inventory	24,005
Property, plant and equipment, net	6,048
Right of use assets	4,873
Other assets	438
Total assets acquired	39,337
Total bargain purchase gain	$(1,507)

The Company expects to collect the accounts receivable balance. However, any uncollectible accounts receivable, the Company will reduce the amount of the holdback in an amount equal to the uncollectable accounts receivable.

The bargain purchase gain arising from the acquisition is nondeductible for tax purposes.

Revenues and expenses for the period of July 14, 2020 through September 30, 2020 are discussed in Note 16.

The assets acquired and liabilities assumed were classified within the fair value hierarchy table below in accordance with our fair value measurements policy (see Note 2).

	Level 1	Level 2 and 3	Total
Cash	$1,159	$—	$1,159
Accounts receivable, net	2,814	—	2,814
Inventory	—	24,005	24,005
Property, plant and equipment, net	—	6,048	6,048
Right of use assets	—	4,873	4,873
Other assets	438	—	438
Accounts payable	3,116	—	3,116
Accrued liabilities	583	—	583
Lease liabilities	—	8,109	8,109
Debt	—	23,022	23,022

Note 5:        Balance Sheet Detail Information

Balance Sheet information is as follows:

	September 30, 2020	September 30, 2019
Trade receivables, current, net:
Accounts receivable, current	$20,197	$12,641
Less: Reserve for doubtful accounts	(76)	(740)
	$20,121	$11,901
Trade receivables , long term, net:
Accounts receivable, long term	$196	$196
Less: Reserve for doubtful accounts	(196)	(196)
	$—	$—
Total trade receivables, net:
Gross trade receivables	$20,393	$12,837
Less: Reserve for doubtful accounts	(272)	(936)
	$20,121	$11,901

	September 30, 2020	September 30, 2019
Inventory, net
Raw materials	$13,175	$8,116
Work in progress	11,747	2,141
Finished goods	25,009	6,785
Merchandise	17,729	22,883
	67,660	39,925
Less: Inventory reserves	(3,135)	(682)
	$64,525	$39,243

ApplianceSmart inventory, net of reserves of $381 is included in debtor in possession assets on the Consolidated Balance Sheet at September 30, 2020.

	September 30, 2020	September 30, 2019
Property and equipment, net:
Building and improvements	$9,908	$10,827
Transportation equipment	480	82
Machinery and equipment	27,217	20,035
Furnishings and fixtures	2,908	2,741
Office, computer equipment and other	3,445	2,544
	43,958	36,229
Less: Accumulated depreciation	(13,582)	(13,633)
	$30,376	$22,596

	September 30, 2020	September 30, 2019
Intangible assets, net:
Domain name and marketing related intangibles	$90	$90
Lease intangibles	—	1,033
Customer relationship intangibles	2,689	2,689
Purchased software	121	808
	2,900	4,620
Less: Accumulated amortization	(1,837)	(2,421)
	$1,063	$2,199

	September 30, 2020	September 30, 2019
Accrued liabilities:
Accrued payroll and bonuses	$4,178	$3,316
Accrued sales and use taxes	1,251	1,176
Accrued property taxes	270	191
Accrued rent	—	604
Accrued gift card and escheatment liability	1,534	1,461
Accrued interest payable	280	181
Accrued accounts payable and bank overdrafts	3,818	591
Accrued professional fees	2,191	4,660
Customer deposits	169	240
Accrued expenses - other	1,131	564
	$14,822	$12,984

ApplianceSmart accrued liabilities of $2,990 are included in debtor in possession liabilities on the Consolidated Balance Sheet at September 30, 2020.

Note 6:         Intangibles

The Company’s intangible assets consist of customer relationship intangibles, trade names, licenses for the use of internet domain names, Universal Resource Locators, or URL’s, software, and marketing and technology related intangibles.

Impairment charges of $3,222 for the year ended September 30, 2019, were related to the write down of intangibles associated with the ApplianceSmart customer list and trade names due to the bankruptcy filing in December 2019, the write down of lease intangibles related to the ApplianceSmart retail locations closed during the period and the write down of software that is no longer in use. There were no impairment charges for the year ended September 30, 2020.

The following summarizes estimated future amortization expense related to intangible assets that have net balances:

As of September 30,
2021	$423
2022	227
2023	201
2024	44
2025	29
Thereafter	139
$1,063

Note 7:       Long-Term Debt

Notes Payable as of September 30, 2020 and 2019 consisted of the following:

	September 30, 2020	September 30, 2019
Bank of America Revolver Loan	$—	$13
Encina Business Credit Revolver Loan	14,886	—
Texas Capital Bank Revolver Loan	7,115	10,590
Crossroads Financial Revolver Loan	883	1,981
Encina Business Credit Term Loan	1,663	—
Note Payable Comvest Term Loan	5,554	15,412
Note Payable to the Sellers of Vintage Stock	10,000	10,000
Note #1 Payable to Banc of America Leasing & Capital LLC	1,229	2,057
Note #3 Payable to Banc of America Leasing & Capital LLC	1,862	2,379
Note #4 Payable to Banc of America Leasing & Capital LLC	572	731
Note #5 Payable to Banc of America Leasing & Capital LLC	2,538	3,065
Note #6 Payable to Banc of America Leasing & Capital LLC	758	891
Note #7 Payable to Banc of America Leasing & Capital LLC	4,681	—
Note #8 Payable to Banc of America Leasing & Capital LLC	3,091	—
Equipment loans	2,900	—
Note payable to the Sellers of Precision Marshall	2,500	—
Note Payable to Store Capital Acquisitions, LLC	9,243	9,274
Payroll Protection Program	6,151	—
Note payable to individual, interest at 11% per annum, payable on a 90 day written notice, unsecured	207	207
Note payable to individual, interest at 10% per annum, payable on a 90 day written notice, unsecured	500	500
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023, unsecured	810	—
Total notes payable	77,143	57,100
Less unamortized debt issuance costs	(1,767)	(1,384)
Net amount	75,376	55,716
Less current portion	(11,986)	(7,897)
Long-term portion	$63,390	$47,819

Future maturities of long-term debt at September 30, 2020 are as follows excluding related party debt:

Years ending September 30,
2021	$11,986
2022	13,678
2023	36,218
2024	2,256
2025	1,308
Thereafter	11,697
Total	$77,143

Bank of America Revolver Loan

On July 6, 2015 (amended most recently January 31, 2020, July 6, 2020 and September 28, 2020), Marquis entered into a $15,000 (increased per an amendment to the BofA Revolver (as defined below) credit agreement as of January 31, 2020: $25,000) revolving credit agreement with Bank of America Corporation (“BofA Revolver”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation.  Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA.

Payment obligations under the BofA Revolver include monthly payments of interest and all outstanding principal and accrued interest thereon due in January 2025, which is when the BofA Revolver loan agreement terminates. The BofA Revolver is recorded as a currently liability due to a lockbox requirement, and a subjective acceleration clause as part of the agreement.

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

Distributions by Holdings may be made to holders of its equity Interests so long as the following conditions are satisfied with respect to each such Distribution: (a) no Default or Event of Default has occurred or would result from such Distribution, (b) Lender has received the financial statements required under Section 10.1.2 (a)(ii), (c) Lender has received evidence that after giving effect to consummation of such Distribution, Borrowers shall maintain a Fixed Charge Coverage Ratio of at least 1.1 to 1.0 on a pro forma basis, measured as of the most recently ended month for which Obligors have delivered the financial statements required under Section 10.1.2(a) or (b), as the case may be, for the twelve month period then ended, (d) Availability on each day during the 60 day period immediately preceding such Distribution calculated on a pro forma basis assuming such Distribution occurred on the first day of such period (including any Loans made hereunder to finance such Distribution) shall be greater than or equal to $4,000 (as of January 31, 2020: $5,000), and (e) Availability, on the date of such Distribution, immediately after giving pro forma effect to the consummation of such Distribution (including any Loans made hereunder to finance such Distribution) shall be greater than or equal to $4,000 (as of January 31 2020: $5,000).

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

Level	Fixed Charge Coverage Ratio	Base Rate Revolver	LIBOR Revolver
I	<1.20 to 1.00	1.25%	2.25%
II	>1.20 to 1.00 but <1.50 to 1.00	1.00%	2.00%
III	>1.50 to 1.00 but <1.75 to 1.00	0.75%	1.75%
IV	>1.75 to 1.00 but <2.00 to 1.00	0.50%	1.50%
V	>2.00 to 1.00	0.25%	1.25%

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

The following tables summarize the BofA Revolver for the years ended and as of September 30, 2020 and 2019:

	During the year ended September 30,
	2020	2019
Cumulative borrowing during the period	$121,924	$87,771
Cumulative repayment during the period	123,073	95,358
Maximum borrowed during the period	11,347	8,071
Weighted average interest for the period	3.14%	4.20%

	As of September 30,
	2020	2019
Total availability	$21,732	$14,914
Total outstanding	—	13

Loan with Encina Business Credit, LLC

On the Closing Date, Precision Holdings, a wholly-owned subsidiary of Live Ventures and the holder of 100% of the issued and outstanding shares of capital stock of Precision Marshall and Merger Sub entered into a Loan and Security Agreement (the “Loan Agreement”) by and among Precision Marshall and Merger Sub, as Borrowers, Precision Holdings, as a Loan Party Obligor, the lenders from time-to-time party thereto, and Encina Business Credit, LLC, as Agent (the “Agent”).  The Loan Agreement provides for a $1,720 secured term loan (the “Encina Term Loan”), and secured revolving loans (the “Encina Revolver Loans”, and together with the Term Loan, the “Encina Loans”) in a principal amount not to exceed the lesser of (i) $23,500 and (ii) a borrowing base equal to the sum of (a) 85% of eligible accounts receivable of the two Borrowers, plus (b) 85% of eligible inventory of the two Borrowers, subject to an eligible inventory sublimit that begins at $14,000 and declines to $12,000 during the term of the Loan Agreement, minus (c) customary reserves.  The Encina Loans will be used (v) in connection with the consummation and financing of the Merger, (w) to repay in full certain indebtedness of Precision Marshall, (x) to pay the fees, costs, and expenses incurred in connection with the Loan Agreement and the Merger Agreement, (y) for Borrowers’ working capital purposes, and (z) for other lawful business purposes.

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

The outstanding principal amounts of the Encina Loans and all accrued and unpaid interest are due and payable on July 14, 2023 (the “Scheduled Maturity Date”).  The Encina Term Loan requires monthly payments of principal in the amount of $29 plus accrued and unpaid interest. The Encina Revolver Loans require monthly payments of accrued and unpaid interest.  The Borrowers may prepay the Term Loan in whole or in part, and may prepay the Revolving Loans in part, at any time without penalty or premium.  The Borrowers may prepay and terminate the Revolving Loans in whole at any time, subject to the payment (with certain exceptions described below) of an early termination fee equal to: (i) 3.0% of the Encina Revolver Loan Commitment ($23,500) if prepaid during the period of time from and after the Closing Date up to the first anniversary of the Closing Date; (ii) 1.0% of the Revolving Loan Commitment on and after the first anniversary of the Closing Date, but on or before the second anniversary of the Closing Date, or (iii) 0.50% on and after the second anniversary of the Closing Date, but on or before the third anniversary of the Closing Date; provided, during the three months preceding the Scheduled Maturity Date, no early termination fee will be payable so long as Borrowers provide at least 90-days’ prior written notice to Agent of such proposed Revolving Loan Commitment termination.

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

The following tables summarize the Encina Revolver Loans for the period of July 14, 2020 to September 30, 2020 and as of September 30, 2020:

During the period of July 14, 2020 through September 30, 2020
Cumulative borrowing during the period	$22,088
Cumulative repayment during the period	7,203
Maximum borrowed during the period	14,920
Weighted average interest for the period	6.50%

As of September 30, 2020
Total availability	$421
Total outstanding	14,886

Texas Capital Bank Revolver Loan

On November 3, 2016, Vintage Stock entered into a $12,000 credit agreement (as amended on January 23, 2017, amended on September 20, 2017, June 7, 2018, September 24, 2019 and September 30, 2020) with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation. The TCB Revolver matures November 3, 2023.

Payment obligations under the TCB Revolver include monthly payments of interest and all outstanding principal and accrued interest thereon due in November 2023, which is when the TCB Revolver loan agreement terminates.

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

The following tables summarize the TCB Revolver for the years ended and as of  September 30, 2020 and September 30, 2019:

	During the year ended September 30,
	2020	2019
Cumulative borrowing during the period	$66,362	$74,356
Cumulative repayment during the period	69,837	75,648
Maximum borrowed during the period	11,799	11,932
Weighted average interest for the period	3.29%	4.55%

	As of September 30,
	2020	2019
Total availability	$5,520	$1,410
Total outstanding	7,115	10,590

Crossroads Revolver

On March 15, 2019, ApplianceSmart, Inc. (the “Borrower”), entered into a Loan and Security Agreement (the “Crossroads Revolver”) with Crossroads Financing, LLC (“Crossroads”), providing for a $4,000 revolving credit facility, subject to a borrowing base limitation (the “ABL Facility”). The borrowing base for the ABL Facility at any time equals the lower of (i) up to 75% of inventory cost or (ii) up to 85% of net orderly liquidation value, in each case as further described in the Loan Agreement. The Crossroads Revolver matures on March 15, 2021.

Advances under the Crossroads Revolver bear interest at an interest rate equal to the greater of (i) the three-month London Interbank Offered Rate plus 2.19% or (ii) 5.0%. In addition to paying interest on the outstanding principal under the ABL Facility, the Borrower is required to pay Lender a servicing fee equal to 1.0% per month of the amount of the Borrower’s outstanding obligations under the Crossroads Revolver that accrue interest, an annual loan fee of $80 and other fees described in the Crossroads Revolver.

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

The Crossroads Revolver contains representations and warranties, events of default, affirmative and negative covenants and indemnities customary for loans of this nature. As of September 30, 2020 and 2019, the Crossroads Revolver had a balance outstanding of $883 and $1,981, respectively. The September 30, 2020 balance outstanding is included in Debtor-in-possession liabilities on the consolidated balance sheet. In connection with the Crossroads Revolver, ApplianceSmart incurred $118 in transaction cost that is being recognized as debt issuance cost that is being amortized and recorded as interest expense over the term of the Crossroads Revolver.

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. See Notes 13 and 14 for a complete discussion.

Comvest Term Loan

On June 7, 2018 (amended September 9, 2019 and September 30, 2020), Vintage Stock Affiliated Holdings LLC (“Holdings”) and Vintage Stock, Inc. (the “Borrower”), entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among Borrower, Holdings, the lenders party thereto and Comvest Capital IV, L.P. (“Comvest”), as agent. The Credit Agreement provides for a $24,000 secured term loan (the “Term Loan”). The proceeds of the Term Loan, together with a cash equity contribution of approximately $4,000 from the Company to the Borrower, were used by the Borrower (i) to refinance and terminate the Borrower’s credit facility (the “Prior Credit Facility”) with Capitala Private Credit Fund and certain of its affiliates, as lenders, and Wilmington Trust National Association (the “Term Loan Administrative Agent”), as agent, (ii) to pay transaction costs, and (iii) for the Borrower’s working capital and other general corporate purposes. In connection with the closing of the refinancing transaction with Comvest, all defaults under the Prior Credit Facility were extinguished.

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

The Term Loan matures on May 26, 2023 and is subject to amortization of 12.5% (decreasing to 10% upon the Borrower’s senior leverage ratio being less than 1.5 times the Borrower’s EBITDA (as defined in the Credit Agreement)) of principal per annum payable in equal quarterly installments due on March 31, June 30, September 30, and December 31 of each year, plus, to the extent the Borrower generates excess cash flow (as defined in the Credit Agreement), a percent of such excess cash flow (ranging from 50% to 100%), all in accordance with the terms of the Credit Agreement.

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

The Term Loans place certain restrictions and covenants on Vintage Stock, including a limitation on asset sales, additional liens, investment, loans, guarantees, acquisitions and incurrence of additional indebtedness for Vintage Stock. Vintage Stock is required to maintain a minimum of $10,000 of EBITDA on a trailing twelve-month basis. Beginning quarter ending March 31, 2019 and thereafter, so long as the Senior leverage ratio is greater than 2.0 to 1.0, Vintage Stock is required to spend no more than$2,000 in fiscal year 2020, $1,750 in fiscal year 2021, and $1,500 in fiscal years 2022 and thereafter. At all times that the senior leverage ratio is greater than or equal to 1.50:1.00, Vintage Stock cannot have the same store sales percentage to be less than or equal to a negative 5.5 percent as of the last day of any fiscal quarter. Vintage Stock may only open three new retail locations within a twelve-month period so long as the senior leverage ratio is 2.00:1.00 or more. If the senior leverage ratio is less than 2.00:1.00, Vintage Stock may only open no more than five new retail locations within a twelve-month period.

Vintage Stock may cure both payment and financial covenant defaults through infusion of equity cures as determined by the Credit Agreement. EBITDA, senior leverage ratio, same store sales decline percentage and fixed charge ratio are terms defined within the Credit Agreement.

Note Payable to the Sellers of Vintage Stock

In connection with the purchase of Vintage Stock, on November 3, 2016, VSAH and Vintage Stock entered into a seller financed mezzanine loan in the amount of $10,000 with the previous owners of Vintage Stock. The Sellers Subordinated Acquisition Note bears interest at 8% per annum, with interest payable monthly in arrears The Sellers Subordinated Acquisition Note, as amended, has a maturity date of September 23, 2023.

Equipment Loans

On June 20, 2016 and August 5, 2016, Marquis entered into a transaction which provided for a master agreement and separate loan schedules (the “Equipment Loans”) with Banc of America Leasing & Capital, LLC which provided:

Note #1 is $5,000, secured by equipment. The Equipment Loan #1 is due September 2021, payable in 59 monthly payments of $84 beginning September 2016, with a final payment in the sum of $584, bearing interest at 3.9% per annum.

Note #2 is $2,210, secured by equipment. The Equipment Loan #2 is due January 2022, payable in 59 monthly payments of $35 beginning January 2017, with a final payment in the sum of $477, bearing interest at 4.6% per annum. As of September 30, 2019, this loan was paid in full.

Note #3 is $3,680, secured by equipment. The Equipment Loan #3 is due December 2023, payable in 84 monthly payments of $52 beginning January 2017, bearing interest rate at 4.8% per annum.

Note #4 is $1,095, secured by equipment. The Equipment Loan #4 is due December 2023, payable in 81 monthly payments of $16 beginning April 2017, bearing interest at 4.9% per annum.

Note #5 is $3,932, secured by equipment. The Equipment Loan #5 is due December 2024, payable in 84 monthly payments of $55 beginning January 2018, bearing interest at 4.7% per annum.

Note #6 is $913, secured by equipment. The Equipment Loan #6 is due July 2024, payable in 60 monthly payments of $14 beginning August 2019, with a final payment of $197, bearing interest at 4.7% per annum

Note #7 is $5,000, secured by equipment. The equipment loan #7 is due February 2027, payable in 84 monthly payments of $59 beginning March 2020, with the final payment of $809, bearing interest at 3.2% per annum.

Note #8 is $3,369, secured by equipment. The equipment loan #8 is due September 2027, payable in 84 monthly payments of $46 beginning October 2020, bearing interest at 4.0%.

Lonesome Oak Equipment Loan

In connection with the Lonesome Oak acquisition (see Note 4), the Company assumed an unsecured note in the amount payable to Extruded Fibers Inc of $3,600. The note is noninterest bearing, with principal payable monthly in the amount of $100 for 36 months, beginning March 31, 2020 maturity date March 3, 2023.

Note Payable to Store Capital Acquisitions, LLC

On June 14, 2016, Marquis entered into a transaction with Store Capital Acquisitions, LLC. The transaction included a sale-leaseback of land owned by Marquis and a loan secured by the improvements on such land. The total aggregate proceeds received from the sale of the land and the loan was $10,000, which consisted of $644 from the sale of the land and a note payable of $9,356. In connection with the transaction, Marquis entered into a lease with a 15-year term commencing on the closing of the transaction, which provides Marquis an option to extend the lease upon the expiration of its term. The initial annual lease rate is $60. The proceeds from this transaction were used to pay down the BofA Revolver and Term loans, and related party loan, as well as purchasing a building from the previous owners of Marquis that was not purchased in the July 2015 transaction. The note payable bears interest at 9.3% per annum, with principal and interest due monthly. The note payable matures June 13, 2056. For the first five years of the note payable, there is a pre-payment penalty of 5%, which declines by 1% for each year the loan remains un-paid for the next five years. At the end of ten years, there is no pre-payment penalty. In connection with the note payable, Marquis incurred $458 in transaction costs that are being recognized as a debt issuance cost that is being amortized and recorded as interest expense over the term of the note payable.

Payroll Protection Program

During 2020, Marquis and Precision Marshall entered into loan agreements pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The Paycheck Protection Program provides that the use of PPP loan amounts shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. As of December 31, 2020, the Company applied for forgiveness of the PPP loans in accordance with the terms of the CARES Act to the extent applicable.  No assurance is provided that forgiveness for all or any portion of the PPP loans will be obtained.

Marquis PPP Loan

On May 4, 2020, Marquis entered into a promissory note (the “Promissory Note”) with Bank of America, N.A. that provides for a loan in the amount of $4,768 (the “Marquis PPP Loan”). The Marquis PPP Loan matures two years from the funding date of the Marquis PPP Loan and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred for six months after the date of disbursement. The Promissory Note contains events of default and other provisions customary for a loan of this type.  On May 5, 2020, Marquis received the funds from the Marquis PPP Loan.

On May 4, 2020, in connection with the Marquis PPP Loan, Marquis Affiliated Holdings, LLC, a subsidiary of the Company and Marquis entered into a Ninth Amendment to Loan and Security Agreement with BofA (the “Ninth Amendment”).  The Ninth Amendment amends, modifies, restates or supplements the Loan and Security Agreement, dated as of July 6, 2015, as amended from time to time, among MAH, Marquis and BofA (the “Senior Credit Facility”) to, among other things, permit the incurrence of the Marquis PPP Loan.

Precision PPP Loan

On April 27, 2020, Precision Marshall entered into a promissory note (the “Promissory Note”) with Citizens Bank, N.A. that provides for a loan in the amount of $1,382 (the “Precision PPP Loan”). The Precision PPP Loan matures two years from the funding date of the Precision PPP Loan and bears interest at a rate of 1.0% per annum. Monthly amortized principal and interest payments are deferred until either the date the SBA remits the borrower’s loan forgiveness amount to the lender or ten months after the end of the borrower’s loan forgiveness covered period. The Promissory Note contains events of default and other provisions customary for a loan of this type.  On April 27, 2020, Precision received the funds from the PPP Loan. The Precision PPP Loan remained with Precision under the terms of the acquisition (Note 4).

Loan Covenant Compliance

We were in compliance as of September 30, 2020 with all covenants under our existing revolving and other loan agreements, with the exception of covenants related to the Crossroads Revolver.

Note 8:       Notes payable, related parties

Long-term debt, related parties as of September 30, 2020 and September 30, 2019 consisted of the following:

	September 30, 2020	September 30, 2019
JanOne Inc	$—	$2,826
Isaac Capital Fund	2,000	2,000
Spriggs Investments, LLC	2,000	—
Sellers of Lonesome Oak (Note 4)	1,297	—
Total notes payable - related parties	5,297	4,826
Less current portion	(1,297)	—
Long-term portion	$4,000	$4,826

Future maturities of notes payable, related parties at September 30, 2020 are as follows:

Years ending September 30,
2021	$1,297
2022	2,000
2023	—
2024	—
2025	2,000
Thereafter	—
Total	$5,297

JanOne Inc. Note

On December 30, 2017, ApplianceSmart Holdings Inc. (“ASH”) entered into a Stock Purchase Agreement (the “Agreement”) with Appliance Recycling Centers of America, Inc. (now JanOne Inc.) (the “Seller”) and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of the Seller. Pursuant to the Agreement, ASH purchased (the “Transaction”) from the Seller all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6,500 (the “Purchase Price”). ASH was required to deliver the Purchase Price, and a portion of the Purchase Price was delivered, to the Seller prior to March 31, 2018. Between March 31, 2018 and April 24, 2018, ASH and the Seller negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price.

On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919, (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of September 30, 2020, there was $2,826 outstanding on the ApplianceSmart Note and is included in Debtor in possession liabilities on the Company’s Consolidated Balance Sheet.

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

Isaac Capital Fund and Capital Group LLC

As of December 31, 2020, ICG is a record and beneficial owner of approximately 46.2% of the outstanding capital stock of the Company, and Jon Isaac, the Company’s President and Chief Executive Officer, and manager and sole member of ICG, is a record and beneficial owner of approximately 54.0% of the outstanding capital stock of the Company.

Mezzanine Loan

During 2015, the Company entered into a mezzanine loan in the amount of up to $7,000 with Isaac Capital Fund (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. The ICF mezzanine loan bears interest at 12.5% per annum with payment obligations of interest each month and all principal due in May 2025. As of September 30, 2020, and September 30, 2019, there was $2,000 outstanding on this mezzanine loan.

Revolving Promissory Note

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby the Isaac Capital Group, LLC (“ICG”) agreed to provide the Company with a $1,000 revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023.  As of September 30, 2020, the Company has not drawn on the revolving promissory note.

Loan from Spriggs Investments LLC

On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company, that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2,000 (the “Spriggs Loan”). The Spriggs Loan matures on July 10, 2022 and bears simple interest at a rate of 10.0% per annum. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. the Company may prepay the Spriggs Loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid, together with accrued interest thereon to the date of prepayment; provided, however, that, if the Company prepays the Spriggs Loan in whole or in part on or prior to December 10, 2020, then the Company would also be obligated to pay a prepayment penalty to Spriggs Investments in an amount equal to $100, less the amount of any interest paid or to be paid by the Company up to the date of prepayment.  The Company used the proceeds from the Spriggs Loan to finance in part the acquisition of Precision Marshall.  The Spriggs Promissory Note contains events of default and other provisions customary for a loan of this type. The Spriggs Loan was guaranteed by Jon Isaac, Live Ventures’ President and Chief Executive Officer, and by ICG.

Note 9:       Stockholders’ Equity

Series B Convertible Preferred Stock

As of September 30, 2020 and 2019, there were 214,244 shares of Series B Convertible Preferred Stock issued and outstanding, respectively. The Series B Convertible Preferred Stock shareholders are entitled to dividends as declared by the board of directors in an amount equal to $1.00 per share (in the aggregate for all then-issued and outstanding shares of Series B Convertible Preferred Stock). The series does not have any redemption rights or Stock basis, except as otherwise required by the Nevada Revised Statutes. The series does not provide for any specific allocation of seats on the Board of Directors. At any time and from time to time, the shares of Series B Convertible Preferred Stock are convertible into shares of common stock at a ratio of one share of Series B Preferred Stock into five shares of common stock, subject to equitable adjustment in the event of forward stock splits and reverse stock splits.

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

Series E Convertible Preferred Stock

As of September 30, 2020 and 2019, there were 47,840 and 77,840 shares of Series E Convertible Preferred Stock issued and outstanding, respectively. During the year ended September 30, 2020, the Company repurchased 30,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $3. The shares accrue dividends at the rate of 5% per annum on the liquidation preference per share, payable quarterly from legally available funds. The shares carry a cash liquidation preference of $0.30 per share, plus any accrued but unpaid dividends. If such funds are not available, dividends shall continue to accumulate until they can be paid from legally available funds. Holders of the preferred shares are entitled to convert them into shares of our common stock on a 1:0.005 basis together with payment of $85.50 per converted share.

During the years ended September 30, 2020 and 2019, the Company accrued dividends of $1 and $1, respectively. As of September 30, 2020 and 2019, accrued dividends were $2 and $1, respectively, payable to holders of Series E preferred stock.

Common Stock

As of September 30, 2020 and 2019, there were 1,589,101 and 1,826,009 shares of Common Stock issued and outstanding, respectively.

Treasury Stock

For year ended September 30, 2020 and 2019, the Company purchased 236,908 and 119,238 shares of its common stock on the open market (treasury shares), respectively, for $1,660 and $888, respectively.

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

Note 10:       Warrants

The Company issued several notes in prior periods and converted them resulting in the issuance of Series B Convertible Preferred Stock warrants. The following table summarizes information about the Company’s warrants at September 30, 2020 and September 30, 2019, respectively:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price`	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding and Exercisable at September 30, 2019	118,029	$20.80	0.53	$—
Outstanding and Exercisable at September 30, 2020	118,029	$20.80	1.35	$—

As discussed in Note 9 Stockholders’ Equity, the warrants may be exchanged for shares of common stock at a ratio of one share of Series B Preferred Stock into five common shares. The following table provides information assuming the warrants are exercised and exchanged for common shares:

	Number of Common Shares to be Issued	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding and Exercisable at September 30, 2019	590,147	$4.16	0.53	$2,602
Outstanding and Exercisable at September 30, 2020	590,147	$4.16	1.35	$2,820

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018 and December 3, 2019, the Company and ICG amended the original terms of the warrants so that the warrants automatically extend for additional two-year periods if the warrants are not exercised by their expiration date, as the expiration date may be extended from time to time. Warrants outstanding and exercisable as of September 30, 2020 and September 30, 2019 reflect the time extended warrants in addition to 22,479 warrants for shares of Series B Convertible Preferred Stock with an original expiration date of December 3, 2019. The Company recognized compensation expense of $462 and $128 during the years ended September 30, 2020 and 2019, respectively, related to warrant awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures. No forfeitures are estimated.

The exercise price for the Series B convertible preferred stock warrants outstanding and exercisable at September 30, 2020 is as follows:

Series B Convertible Preferred
Outstanding and Exercisable
Number of Warrants	Exercise Price
54,396	$16.60
17,857	16.80
12,383	24.30
33,393	28.50
118,029

Note 11:       Stock-Based Compensation

From time to time, the Company grants stock options and restricted stock awards to directors, officers and employees. These awards are valued at the grant date by determining the fair value of the instruments, net of estimated forfeitures. The value of each award is amortized on a straight-line basis over the requisite service period.

Stock Options

The following table summarizes stock option activity for the years ended September 30, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2018	231,668	$14.84	3.04	$163
Forfeited	(31,250)
Outstanding at September 30, 2019	200,418	$16.37	2.40	$27
Exercisable at September 30, 2019	168,084	$13.92	1.44	$27

Outstanding at September 30, 2019	200,418	$16.37	2.40	$27
Forfeited	(81,250)
Outstanding at September 30, 2020	119,168	$19.07	2.71	$—
Exercisable at September 30, 2020	95,001	$15.50	1.55	$—

The Company recognized compensation expense of $86 and $142 during the years ended September 30, 2020 and 2019, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures. No forfeitures are estimated.

At September 30, 2020 the Company had $59, of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects will be recognized through October of 2022.

The exercise price for stock options outstanding and exercisable at September 30, 2020 is as follows:

Outstanding		Exercisable
Number of	Exercise	Number of	Exercise
Options	Price	Options	Price
25,000	$10.00	25,000	$10.00
16,668	10.86	12,501	10.86
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
25,000	15.18	25,000	15.18
8,000	23.41	8,000	23.41
8,000	27.60	8,000	27.60
8,000	31.74	4,000	31.74
8,000	36.50	—	—
8,000	41.98	—	—
119,168		95,001

The following table summarizes information about the Company’s non-vested shares as of September 30, 2020:

		Average
	Number of	Grant-Date
Non-vested Shares	Shares	Fair Value
Non-vested at September 30, 2019	36,334	$26.76
Vested	(12,167)	$23.23
Non-vested at September 30, 2020	24,167	$33.10

No stock options were granted during the years ended September 30, 2020 and 2019.

Note 12:       Income (Loss) Per Share

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

The following table presents the computation of basic and diluted net income (loss) per share:

	Years Ended September 30,
	2020	2019
Basic
Net income (loss)	$10,927	$(4,012)
Less: preferred stock dividends	(1)	(1)
Net income (loss) applicable to common stock	$10,926	$(4,013)
Weighted average common shares outstanding	1,706,561	1,901,315
Basic income (loss) per share	$6.40	$(2.11)

Diluted
Net income (loss) applicable to common stock	$10,926	$(4,013)
Add: preferred stock dividends	1	1
Net income (loss) applicable for diluted earnings per share	$10,927	$(4,012)
Weighted average common shares outstanding	1,706,561	1,901,315
Add: Options	119,168	—
Add: Series B Preferred Stock	1,071,220	—
Add: Series B Preferred Stock Warrants	590,147	—
Add: Series E Preferred Stock	47,840	—
Assumed weighted average common shares outstanding	3,534,936	1,901,315
Diluted income (loss) per share	$3.09	$(2.11)

Potentially dilutive securities of nil and 1,939,603 and were excluded from the calculation of diluted net income per share for years ended September 30, 2020 and September 30, 2019 because the effects were anti-dilutive.

Note 13:       Related Party Transactions

During 2015, the Company entered into a mezzanine loan in the amount of up to $7,000 with ICF. The ICF mezzanine loan bears interest at a rate of 12.5% per annum with payment obligations of interest each month and all principal due in January 2021. As of September 30, 2020, and September 30, 2019, respectively, there was $2,000 outstanding on this mezzanine loan.

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

Customer Connexx LLC, a wholly owned subsidiary of JanOne Inc. (formerly Appliance Recycling Centers of America, Inc.), rents approximately 9,900 square feet of office space from the Company at its Las Vegas office which totals 16,500 square feet. JanOne Inc. paid the Company $182 and $176 in rent and other common area reimbursed expenses for the year ended September 30, 2020 and 2019, respectively. Tony Isaac, a member of the Board of Directors of the Company and Virland Johnson, Chief Financial Officer of the Company, are President and Chief Executive Officer and Board of Directors member and Chief Financial Officer of JanOne Inc., respectively.

Warrants for 10,914, 12,383, 54,396 and 17,857 shares of Series B Convertible Preferred Stock were set to expire on September 10, 2017, December 11, 2017, March 27, 2018 and March 28, 2018, respectively. On January 16, 2018 and December 3, 2019, the Company and ICG amended the original terms of the warrants so that the warrants automatically extend for additional two-year periods if the warrants are not exercised by their expiration date, as the expiration date may be extended from time to time. Warrants outstanding and exercisable as of September 30, 2020 and September 30, 2019 reflect the time extended warrants.

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

On April 25, 2018, ASH delivered to the Seller the ApplianceSmart Note in the Original Principal Amount, as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on the Maturity Date. The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of September 30, 2020, there was $2,826 outstanding on the ApplianceSmart Note.

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

Sale of ApplianceSmart Contracting

On April 22, 2020, the Company sold ApplianceSmart Contracting Inc. (“ApplianceSmart Contracting”) to Michelle Cooper, a related party as a result of her relationship with Virland A. Johnson, the Company’s Chief Financial Officer, for $60.  In connection with the sale, and under the terms of a purchase and sale agreement and a secured promissory note (the “ASC Note”), the Company agreed to loan ApplianceSmart Contracting up to approximately $382,000 to satisfy then outstanding sales tax obligations owed by ApplianceSmart Contracting. Advances under the loan are only made by the Company to ApplianceSmart Contracting upon the presentation of evidence by ApplianceSmart Contracting of the satisfaction of one or more outstanding state sales tax amounts.  Advances bear interest at 8.0% per annum.  The loan matures on September 30, 2022 or on such earlier date as provided in the Note.  The loan is guaranteed by the related party and secured by the assets of ApplianceSmart Contracting.  At the closing of the sale transaction, the Company advanced ApplianceSmart Contracting $60.

Also see Note 7, 8 and 9.

Note 14:       Commitments and Contingencies

Litigation

SEC Investigation

On February 21, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) and a letter from the SEC stating that it is conducting an investigation. The subpoena requested documents and information concerning, among other things, the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors.  On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the SEC relating to the Company’s SEC investigation.  On October 7, 2020, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously-disclosed SEC investigation.  The Wells Notices relate to, among other things, the Company’s reporting of its financial performance for its fiscal year ended September 30, 2016, certain disclosures related to executive compensation, and its previous acquisition of ApplianceSmart. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notices informed the Company and the Executives that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and each of the Executives that would allege certain violations of the federal securities laws.  The Company and the Executives maintain that their actions were appropriate, and the Company and the Executives have engaged Orrick Herrington & Sutcliffe LLP, among others, to defend themselves, and intend to vigorously defend against any and all allegations brought forth.

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

ApplianceSmart Bankruptcy and Other ApplianceSmart Litigation Matters

On August 4, 2020, Valassis Communications, Inc. and Valassis Digital Corp. (collectively, “Valassis”) filed suit against ApplianceSmart Holdings LLC in the State of Michigan, Third Judicial Circuit, Wayne County, alleging, among other things, breach of contract and account stated and seeking damages of approximately $700.  This matter has since been removed to United States District Court, Eastern District of Michigan, Southern Division.  The Company believes that ApplianceSmart, Inc., not ApplianceSmart Holdings LLC is the responsible party.  On December 9, 2019, ApplianceSmart filed a Chapter 11 Case in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The bankruptcy affects Live Ventures’ indirect subsidiary ApplianceSmart only and does not affect any other subsidiary of Live Ventures, including, but not limited to ASH, or Live Ventures itself.

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

ApplianceSmart’s balance sheet as of September 30, 2020 is below. The debtor in possession assets and liabilities are primarily related to assets and liabilities incurred pre-petition and are subject to compromise.

Assets
Cash	$134
Inventories, net	381
Prepaid expenses and other current assets	5
Total debtor in possession assets	520
Right of use asset - operating leases	715
Total assets	$1,235
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$5,943
Accrued liabilities	3,459
Notes payable related parties , including current portion	2,826
Total debtor in possession liabilities	12,228
Accounts payable	152
Accrued liabilities	895
Lease liability, including current portion	738
Crossroads Financial Revolver Loan	858
Taxes payable	870
Other current obligations	14
Total liabilities	15,755
Stockholders' equity:
Intercompany	(2,358)
Accumulated deficit	(12,162)
Total stockholders' equity	(14,520)
Total liabilities and stockholders' equity	$1,235

ApplianceSmart’s statement of operations for the period of January 1, 2020 through September 30, 2020 is below:

Revenues	$2,748
Cost of revenues	1,538
Gross profit	1,210
Operating expenses:
General and administrative expenses	1,596
Sales and marketing expenses	227
Total operating expenses	1,823
Operating loss	(613)
Other (expense) income:
Interest expense, net	(160)
Gain on lease settlement, net	1,514
Other expense	(243)
Total other income, net	1,111
Net income	$498

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

Operating Leases and Service Contracts

The Company leases its office, retail and warehouse space under long-term operating leases expiring through fiscal year 2040.

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

Warranties

During 2019, the Company became the principal for certain extended warranties, as a result, warranty reserves are included in accrued liabilities in our consolidated balance sheet.  The following table summarizes the warranty reserve activity for the year ended September 30, 2020:

Beginning balance, September 30, 2019	$292
Warranties issued/accrued	—
Warranty settlements	(86)
Ending balance, September 30, 2020	$206

Note 15:       Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Income tax expense for the years ended September 30, 2020 and 2019 is as follows:

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019
Current expense:
Federal	$—	$—
State	887	237
	887	237
Deferred expense:
Federal	4,160	(1,024)
State	(84)	(1,226)
Change in valuation allowance	(6)	388
	4,070	(1,862)
Total income tax expense	$4,957	$(1,625)

A reconciliation of the differences between the effective and statutory income tax rates for years ended September 30, 2020 and 2019:

	Year Ended	Year Ended
	September 30, 2020	September 30, 2019
Federal statutory rates	21.0%	21.0%
State income taxes, net of federal benefit	3.1%	11.3%
Permanent differences	1.5%	-0.9%
Bargain gain - purchase accounting	(2.0)%	—
Property & equipment adjustment	7.4%	(0.5)%
Federal carryforward attributes trued up	—	4.8%
Change in valuation allowance	—	-6.9%
Other	0.7%	—
Effective rate	31.7%	28.8%

At September 30, 2020 and 2019, deferred income tax assets and liabilities were comprised of:

	September 30, 2020	September 30, 2019
Deferred income tax assets (liabilities):
Allowance for bad debts	$247	$352
Accrued expenses	—	223
Inventory	1,201	466
Accrued compensation	120	87
Net operating loss	2,429	5,205
Disallowed interest carryforward	—	1,049
Tax credits	489	27
Stock compensation	2,290	2,232
Intangibles	(1,753)	(1,142)
Property & equipment	(5,476)	(2,906)
Right of use assets	(8,341)	—
Lease liabilities	9,525	—
Payroll protection program loans	1,335	—
Other	51	5
Less: Valuation allowance	(1,096)	(729)
Total deferred income tax asset	$1,021	$4,869

The Company has federal and state net operating loss carryforwards of approximately $8,100 and $11,200 respectively as of September 30, 2020. The federal net operating loss amounts are subject to IRS code section 382 limitations and expire in 2029. State net operating loss amounts begin to expire in 2033. The Company has state tax credit carryforwards as of September 30, 2020 of $600. The 2016 through 2019 tax years are open to examination by the various federal and state jurisdictions. The Company is currently under IRS examination for the September 30, 2017 tax year.  There have been no proposed adjustments by the IRS and the Company anticipates completion of the examination by September 30, 2021.

The Company evaluates all available evidence to determine if a valuation allowance is needed to reduce its deferred tax assets. Management has concluded that it is more likely than not that a portion of its existing tax benefits will not be realized. Accordingly, the Company has recorded a valuation allowance of $1,096 at September 30, 2020 to reduce its deferred tax assets.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of September 30, 2020. The Company’s policy is to record uncertain tax positions as a component of income tax expense.

Note 16:       Segment Reporting

The Company operates in three operating segments which are characterized as: (1) Retail, (2) Flooring Manufacturing, and (3) Steel Manufacturing. The Retail segment consists of Vintage Stock and ApplianceSmart, the Flooring Manufacturing Segment consists of Marquis and the Steel Manufacturing Segment consists of Precision Marshall.

The following tables summarize segment information for the years ended September 30, 2020 and 2019:

	Year Ended		Year Ended
	September 30, 2020		September 30, 2019
		% of		% of Total
	Net Revenue	Total Revenue	Net Revenue	Total Revenue
Retail
Movies, Music, Games and Other	$69,602	36.3%	$76,961	39.8%
Appliance	3,961	2.1%	23,740	12.3%
Flooring manufacturing	109,642	57.2%	91,951	47.6%
Steel manufacturing	7,962	4.2%	—	0.0%
Corporate and other	553	0.3%	636	0.3%
Total Revenue	$191,720	100.0%	$193,288	100.0%

	Year Ended September 30,
	2020	2019
Revenues
Retail	$73,563	$100,701
Flooring Manufacturing	109,642	91,951
Steel Manufacturing	7,962	—
Corporate & Other	553	636
	$191,720	$193,288
Gross profit
Retail	$40,779	$45,154
Flooring Manufacturing	32,857	25,122
Steel Manufacturing	1,164	—
Corporate & Other	518	597
	$75,317	$70,873
Operating income (loss)
Retail	$8,737	$(9,074)
Flooring Manufacturing	16,082	11,735
Steel Manufacturing	172	—
Corporate & Other	(4,569)	595
	$20,422	$3,256
Depreciation and amortization
Retail	$1,779	$2,816
Flooring Manufacturing	3,564	2,583
Steel Manufacturing	450	—
Corporate & Other	70	274
	$5,862	$5,673
Interest expense, net
Retail	$3,008	$4,543
Flooring Manufacturing	1,812	1,681
Steel Manufacturing	260	—
Corporate & Other	174	91
	$5,254	$6,315
Income before provision for income taxes
Retail	$5,596	$(12,313)
Flooring Manufacturing	17,509	11,026
Steel Manufacturing	(908)	—
Corporate & Other	(6,581)	(4,350)
	$15,616	$(5,637)

Note 17:       Subsequent Events

During October 2020, Marquis purchased a manufacturing facility for $2,500.  Marquis had previously been leasing this facility.  Additionally, Marquis entered into a $2,000 loan agreement with the seller of the facility, which is secured by the facility, in order to complete the purchase of the facility.  The loan bears interest at 6% due monthly and matures January 2030.

ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.       Controls and Procedures

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2020.  Management noted the following deficiencies that management believes to be material weaknesses:

•

The Company does not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and

•

Management has not established appropriate and rigorous procedures for evaluating internal controls over financial reporting at all of its subsidiaries. Due to limited resources documentation of the control structure has not been accomplished for all subsidiaries.

In response to the above identified weaknesses in our internal control over financial reporting, we plan to work on documenting in writing our internal control policies and procedures and develop an internal testing plan to document our evaluation of effectiveness of the internal controls. We expect to conclude these remediation initiatives during the fiscal year ended September 30, 2021. We continue to evaluate testing of our internal control policies and procedures, including assessing internal and external resources that may be available to complete these tasks, but do not know when these tasks will be completed.

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

ITEM 9B.OTHER INFORMATION

Item 5.02.  Departure of Directors or Certain Officers; Election of Directors, Appointment of Certain Officers; Compensatory Arrangement of Certain Officers.

(e) On January 11, 2021, (w) the Company entered into amendments to the employment agreements with each of Jon Isaac, the Company’s President and Chief Executive Officer, Michael J. Stein, the Company’s Senior Vice President and General Counsel, (x) Marquis entered into an amendment to the employment agreement with Weston A. Godfrey, Jr., the Chief Executive Officer of Marquis (collectively, the “Employment Agreement Amendments”), (y) the Company entered into amendments to the incentive stock option agreements with each of Messrs. Isaac and Stein (collectively, the “Option Agreement Amendments”), and (z) the Company granted Mr. Stein a non-qualified stock option (the “Stein Option Agreement”), all as more fully described below.

The amendment to the employment agreement with Mr. Isaac provides that Mr. Isaac shall continue to serve as the Company’s President and Chief Executive Officer for a term continuing until December 31, 2023, subject to earlier termination pursuant to Section 6 of Mr. Isaac’s existing employment agreement.  In addition, Mr. Isaac’s incentive stock option agreement was amended to extend the expiration date of 25,000 options to purchase shares of the Company’s common stock that expire on January 15, 2021 to January 15, 2023.  The exercise price of the options was not modified.

The amendment to the employment agreement with Mr. Stein (i) increases Mr. Stein’s annual base salary from $310,000 to $345,000 per annum, retroactive to January 1, 2021, (ii) grants Mr. Stein a one-time cash bonus of $77,500, (iii) provides that Mr. Stein shall be eligible for an annual performance bonus at the sole discretion of the Compensation Committee or the entire Board, and (iv) increases the amount of time from 30 to 90 days advance written notice that Mr. Stein is required to give the Company upon his voluntary separation from the Company.  In addition, Mr. Stein’s incentive stock option agreement was amended to modify the exercise price (x) of the 12,000 options that have vested to date to $11.80, which was the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of approval, (y) of the 4,000 options that vest on September 5, 2021 to $12.98, and (z) of the 4,000 options that vest on September 5, 2022 to $14.27.  On January 11, 2021, Mr. Stein was granted a non-qualified six-year stock option to purchase up to an aggregate of 5,000 shares of the Company’s common stock, with 1,250 shares being deemed granted on each of March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021.  The exercise price of each such option grant will be the closing price of the Company’s common stock on the Nasdaq Capital Market on March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021, respectively.  Each option grant will vest on the one-year anniversary from the date of grant (i.e., March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022).

The amendment to the employment agreement with Mr. Godfrey increases Mr. Godfrey’s “minimum annual bonus” solely for the period commencing on October 1, 2020 and continuing until September 30, 2021 to $200,000, and replaces the reference to “90%” in the definition of EBITDA Excess to “80%”.

The Employment Agreement Amendments, the Option Agreement Amendments, and the Stein Option Agreement were all unanimously approved by the Compensation Committee of the Board of Directors on January 11, 2020.  The foregoing description of the Employment Agreement Amendments does not purport to be complete and is qualified in its entirety by reference to the complete text of the Employment Agreement Amendments, copies of which are attached as Exhibits 10.71, 10.77, and 10.84 to this Annual Report on Form 10-K and are incorporated herein by reference in their entirety.  The foregoing description of the Option Agreement Amendments and the Stein Option Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Option Agreement Amendments and the Stein Option Agreement, copies of which are attached as Exhibits 10.73, 10.79, and 10.80 to this Annual Report on Form 10-K and are incorporated herein by reference in their entirety.

PART III

ITEM 10.       Directors, Executive Officers and Corporate Governance

The directors of the Company and their ages as of September 30, 2020, are as follows:

Name	Age	Position
Jon Isaac	37	Chief Executive Officer, President and Director
Tony Isaac	66	Financial Planning and Strategist/Economist and Director
Richard D. Butler, Jr.	71	Director
Dennis (De) Gao	40	Director
Tyler Sickmeyer	34	Director

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

Information about our Executive Officers

In addition to the information provided above regarding Jon Isaac, the following sets forth the Company’s current executive officers as of September 30, 2020:

Name	Age	Current Position and Offices
Weston A. Godfrey, Jr.	42	Chief Executive Officer of Marquis Industries, Inc.
Virland A. Johnson	60	Chief Financial Officer of Live Ventures Incorporated
Thomas Sedlak	49	Chief Executive Officer of Precision Industries, Inc.
Rodney Spriggs	54	President and Chief Executive Officer of Vintage Stock, Inc.
Michael J. Stein	47	Senior Vice President, General Counsel of Live Ventures Incorporated

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

Thomas Sedlak.  Mr. Sedlak was appointed the Chief Executive Officer of Precision on July 14, 2020 in connection with the Company’s acquisition of Precision.  Prior to his appointment as Chief Executive Officer, Mr. Sedlak was Senior Vice President of Precision.  Mr. Sedlak joined Precision in 2008 as the Controller and was promoted to Manager of Operations in October 2008.  In January 2013, Mr. Sedlak was promoted to Vice President of Operations and, in November 2017, Mr. Sedlak was promoted to Senior Vice President.  Prior to joining Precision, Mr. Sedlak had more than 11 years of financial management and controllership experience with PPG Industries and DQE Energy Services.  Mr. Sedlak holds a Bachelor’s Degree from Robert Morris University and Master of Business Administration from the University of Pittsburgh – Joseph M. Katz Graduate School of Business.

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

Michael J. Stein. Mr. Stein became our Senior Vice President, General Counsel on October 2, 2017. Prior to joining the Company, Mr. Stein served as a corporate partner at the international law firm of DLA Piper where, from April 2016 and October 2017, and from April 2005 through June 2012, he advised public companies on corporate governance matters, debt and equity securities offerings (including several initial public offerings), and merger and acquisition transactions. Prior to rejoining DLA Piper in April 2016, Mr. Stein served as Associate Chief Counsel – Transactional at Caesars Entertainment Corporation (NASDAQ: CZR), and Senior Vice President, Deputy General Counsel at Everi Holdings Inc. (NYSE: EVRI). Mr. Stein holds a Juris Doctor from the University of Maryland and Bachelor’s and Master’s degrees in Accounting from the University of Florida.

Family Relationships

Jon Isaac, who is a director and serves as our President and Chief Executive Officer, is the son of Tony Isaac, who is also a director and serves as our Financial Planning and Strategist/Economist.

Involvement in Certain Legal Proceedings

To the best of our knowledge, other than as described in this Form 10-K relating to the Chapter 11 Case, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

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

The Board of Directors held six meetings during the year ended September 30, 2020 and took action by unanimous written consent three times.

Board Committees

Audit Committee

The Board has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Messrs. Gao (Chairman), Butler, and Sickmeyer currently serve on our Audit Committee. Each member of the committee satisfies the independence standards specified in Rule 5605(a)(2) of the NASDAQ Listing Rules and the related rules of the SEC and has been determined by the Board to be “financially literate” with accounting or related financial management experience. The Board has also determined that Mr. Gao is an “audit committee financial expert” as defined under SEC rules and regulations and qualifies as a financially sophisticated audit committee member as required under Rule 5605(c)(2)(A) of the NASDAQ Listing Rules. There were eight meetings of the Audit Committee during the year ended September 30, 2020.

Compensation Committee

The Compensation Committee assists the Board in discharging its responsibilities relating to compensation of the Company’s directors and executives and oversees and advises the Board on the adoption of policies that govern the Company’s compensation programs, including stock and benefit plans. The Compensation Committee currently consists of Messrs. Butler and Gao. The Compensation Committee did not meet during the year ended September 30, 2020 but took action two times by unanimous written consent.

Governance and Nominating Committee

The Governance and Nominating Committee identifies individuals who are qualified to become Board members, develops and recommends to the Board a set of governance principles applicable to the Company and oversees the evaluation of the Board and Company’s management. The Governance and Nominating Committee currently consists of Messrs. Butler (Chair), Gao, and Sickmeyer. The Governance and Nominating Committee did not meet during the year ended September 30, 2020 but took action one time by unanimous written consent.

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

ITEM 11.       Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The purpose of this Compensation Discussion and Analysis (“CD&A”) is to provide material information about the Company’s compensation philosophy, objectives and other relevant policies and to explain and put into context the material elements of the disclosure that follows in this Form 10-K with respect to the compensation of our named executive officers (in this CD&A, referred to as the “NEOs”). For fiscal 2020, our NEOs were:

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

Use of Benchmarking and Compensation Peer Groups

The Compensation Committee did not utilize any benchmarking measure in fiscal 2020 and traditionally has not tied compensation directly to a specific profitability measurement, market value of the Company’s common stock or benchmark related to any established peer or industry group. Salary increases are based on the terms of the NEOs’

employment agreements, if applicable, and correlated with the Board’s and the Compensation Committee’s assessment of each NEO’s performance. The Company also generally seeks to increase or decrease compensation, as appropriate, based upon changes in an executive officer’s functional responsibilities within the Company. Historically, the Compensation Committee has not used outside consultants in determining the compensation of the NEOs, and no such consultants were engaged during fiscal 2020.

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

SUMMARY COMPENSATION TABLE

Name and principal				Stock	Option	All Other
Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation (2)	Total
Jon Isaac (3)	2020	$326,923	$—	$—	$—	$64,226	$391,149
President and Chief Executive Officer	2019	$200,000	$275,000	$—	$—	$60,600	$535,600
Weston A. Godfrey, Jr.	2020	$299,506	$400,000	$—	$—	$16,675	$716,181
Chief Executive Officer of Marquis Industries	2019	$301,260	$75,000	$—	$—	$16,757	$393,017
Michael J. Stein	2020	$310,000	$—	$—	$—	$—	$310,000
Senior Vice President and General Counsel	2019	$310,000	$—	$—	$—	$—	$310,000

(1)

The amounts reflect the dollar amount recognized for financial statement reporting purposes in accordance with ASC 718. These amounts reflect Live Venture’s accounting expense for these awards, and do not correspond to the actual value that may be recognized by the NEOs. Please refer to Note 11, Stock-Based Compensation, in our consolidated financial statements included elsewhere in this Form 10-K for a discussion of the assumptions related to the calculation of such value.

(2)

“All Other Compensation” includes amounts accrued and/or incurred by us for perquisites and benefits per each NEO’s employment agreement. The amount for Mr. Isaac is accrued by us primarily for the reasonable housing allowance to which Mr. Isaac is entitled under his employment agreement.  The amount for Mr. Godfrey is primarily related to the car allowance in accordance with his employment agreement.

(3)

On or about November 11, 2019, the Compensation Committee of the Board of Directors of the Company approved an increase in Jon Isaac’s salary to $350,000 per year and awarded him a bonus of $275,000 as part of his 2019 compensation.  The increase in salary was effective immediately. The bonus was paid in full as of December 31, 2019.

EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Jon Isaac, its President and Chief Executive Officer, effective January 1, 2013, as amended on January 16, 2018. The agreement expired on December 30, 2020. On January 11, 2021, the term of Mr. Isaac’s employment agreement was extended to December 31, 2023, effective as of January 1, 2021. Mr. Isaac is entitled to a base annual salary in an amount of $200,000, payable in periodic installments in accordance with the Company’s regular payroll practices and subject to all applicable withholdings, including taxes. Mr. Isaac is eligible to receive an annual performance bonus at the sole discretion of the Compensation Committee of the Board or the entire Board. On or about November 11, 2019, the Compensation Committee of the Board of Directors of the Company approved an increase in Jon Isaac’s salary to $350,000 per year and awarded him a bonus of $275,000.  The increase in salary was effective immediately.  The bonus was paid in full as of December 31, 2019. Mr. Isaac is entitled to reimbursement for all reasonable business expenses incurred by him in connection with his employment and the performance of his duties as President and Chief Executive Officer, including a reasonable housing expense, not to exceed $7,000 per month. Mr. Isaac is eligible to participate fully in all health and benefit plans available to senior officers of the Company generally, as the same may be amended from time to time by the Board. Mr. Isaac’s employment terminates upon the first to occur of the following dates: (i) date of Mr. Isaac’s death; (ii) the date on which Mr. Isaac has experienced a Disability (as defined in his employment agreement), and we give Mr. Isaac notice of termination on account of Disability; (iii) the date on which Mr. Isaac has engaged in conduct that constitutes Cause (as defined in Mr. Isaac’s employment agreement), and we give Mr. Isaac notice of termination for Cause; (iv) the date on which Mr. Isaac voluntarily terminates his relationship with us; or (v) the date on which we give Mr. Isaac notice of termination for any reason other than the reasons set forth in clauses (i) through (iv) above. Upon termination of Mr. Isaac’s employment, we will have no further obligation to Mr. Isaac except that Mr. Isaac will be entitled to payment of any earned but unpaid salary through the date of termination and any unearned bonus in accordance with the terms of the employment agreement.

Marquis Industries, Inc., one of our subsidiaries, entered into an employment agreement with Weston A. Godfrey, Jr., effective on January 22, 2018, which was amended on January 12, 2021, to employ him as its executive vice president from January 22, 2018 until July 1, 2018, and chief executive officer from July 1, 2018 through September 30, 2023, the date on which the agreement terminates. Mr. Godfrey is entitled to a base annual salary in an amount of $285,000, payable in periodic installments in accordance with Marquis’s customary payroll practices. Mr. Godfrey is also entitled to receive a car allowance of $1,000 per month, family health and dental insurance at Marquis’ expense, a $1.0 million term life insurance policy, and a family membership to a local fitness facility. Mr. Godfrey is eligible for annual cash bonuses (in an amount no less than $75,000 (but, solely for the fiscal year ended September 30, 2021, $200,000)) after the end of the fiscal year based on the attainment of certain actual EBITDA ranges of Marquis during such fiscal year. In the event of a change of control of Marquis, Mr. Godfrey is entitled to a bonus equal to $660,000. Marquis may terminate Mr. Godfrey for “cause” (as defined in Mr. Godfrey’s employment agreement), or, in the event Mr. Godfrey becomes permanently disabled or is prevented by injury or sickness from attention to his duties for six consecutive weeks or more, without “cause.”  If Marquis terminates Mr. Godfrey’s employment without “cause” other than because of Mr. Godfrey’s death or disability, Mr. Godfrey will continue to receive his annual salary for a period of twelve months following such termination and receive fully paid family coverage of health and dental insurance at Marquis’ expense until the earlier of twelve months after such termination or the date of Mr. Godfrey’s subsequent employment.  Mr. Godfrey’s employment agreement also contains customary confidentiality, non-competition and non-disparagement provisions.

The Company entered into an employment agreement with Michael J. Stein, its Senior Vice President, General Counsel, dated September 5, 2017. Mr. Stein’s employment commenced on October 2, 2017 and continues until his employment is terminated in accordance with the terms his employment agreement. Mr. Stein is entitled to a base annual salary in an amount of $310,000, payable in periodic installments in accordance with the Company’s regular payroll practices and subject to all applicable withholdings, including taxes. Mr. Stein is eligible to participate fully in all benefit programs or plans sponsored by the Company, as the same may be amended from time to time. Mr. Stein’s employment terminates upon the first to occur of the following dates: (i) date of Mr. Stein’s death; (ii) the date on which Mr. Stein has experienced a Disability (as defined in his employment agreement); (iii) the date on which Mr. Stein has engaged in conduct that constitutes Cause (as defined in Mr. Stein’s employment agreement); (iv) the date on which we terminate Mr. Stein’s employment for any reason other than Cause, provided that we give Mr. Stein 60 days written notice of such termination, (v) the date on which Mr. Stein voluntarily terminates his relationship with us, provided that Mr. Stein is required to give 30 days’ advance written notice; or (vi) the date on which we give Mr. Stein notice of termination for any reason other than the reasons set forth in clauses (i) through (iv) above. Upon termination of Mr. Stein’s employment, we will have no further obligation to Mr. Stein except that if we terminate Mr. Stein without cause or as a result of a Disability, Mr. Stein will continue to receive his unpaid annual salary for a period of three months following such termination, and, until the earlier of six months following Mr. Stein’s date of termination and the date Mr. Stein is eligible to receive substantially similar coverage and benefits from a new employer, an amount equal to the difference between the COBRA continuation coverage premiums and the amount of premiums paid by similarly situated active employees of the Company under the Company’s health insurance plans in which Mr. Stein and, if applicable, his family, were participating immediately prior to the termination date. Upon Mr. Stein’s death, the Company will pay Mr. Stein’s estate unpaid annual salary as lawfully required, and for a period of 12 months following his death, an amount equal to the difference between the COBRA continuation coverage premiums and the amount of premiums paid by similarly situated active employees of the Company under the Company’s health insurance plans in which Mr. Stein and, if applicable, his family, were participating immediately prior to the termination date.  On January 11, 2021, the Company entered into an amendment to Mr. Stein’s employment agreement to (i) increase Mr. Stein’s annual base salary from $310,000 to $345,000 per annum, retroactive to January 1, 2021, (ii) grant Mr. Stein a one-time cash bonus of $77,500, (iii) provide that Mr. Stein shall be eligible for an annual performance bonus at the sole discretion of the Compensation Committee or the entire Board, and (iv) increase the amount of time from 30 to 90 days advance written notice that Mr. Stein is required to give the Company upon his voluntary separation from the Company.  In addition, Mr. Stein’s incentive stock option agreement was amended to modify the exercise price (x) of the 12,000 options that have vested to date to $11.80, which was the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of approval, (y) of the 4,000 options that vest on September 5, 2021 to $12.98, and (z) of the 4,000 options that vest on September 5, 2022 to $14.27.  On January 11, 2021, Mr. Stein was granted a non-qualified six-year stock option to purchase up to an aggregate of 5,000 shares of the Company’s common stock, with 1,250 shares being deemed granted on each of March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021.  The exercise price of each such option grant will be the closing price of the Company’s common stock on the Nasdaq Capital Market on March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021, respectively.  Each option grant will vest on the one-year anniversary from the date of grant (i.e., March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes all stock options held by the NEOs as of the end of fiscal 2020.

Name	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)		Option Expiration Date
Jon Isaac	25,000	(1)	10.00		1/15/2021	(3)
President and Chief Executive Officer
Weston A. Godfrey, Jr.	—
Chief Executive Officer of Marquis Industries
Michael J. Stein	4,000	(2)	23.41	(4)	9/5/2027
Senior Vice President and General Counsel	4,000	(2)	27.60	(4)	9/5/2027
	4,000	(2)	31.74	(4)	9/5/2027
	4,000	(2)	36.50	(4)	9/5/2027
	4,000	(2)	41.98	(4)	9/5/2027

(1)	All options are fully vested.
(2)	4,000 shares vest each annual period on September 5, 2018 through September 5, 2022.
(3)	On January 11, 2021, the Compensation Committee of the Board approved an extension of the expiration date to January 15, 2022.
(4)

On January 11, 2021, the Compensation Committee of the Board approved an amendment to Mr. Stein’s incentive stock option agreement to modify the exercise price (x) of the 12,000 options that have vested to date to $11.80, which was the closing price of the Company’s common stock on the Nasdaq Capital Market on the date of approval, (y) of the 4,000 options that vest on September 5, 2021 to $12.98, and (z) of the 4,000 options that vest on September 5, 2022 to $14.27

DIRECTOR COMPENSATION

The following table summarizes compensation paid to each of our directors who served in such capacity during fiscal 2020. We have omitted from this table the columns for Stock Awards, Options Awards, Non-Equity Incentive Plan Compensation, and Nonqualified Deferred Compensation Earnings, as no amounts are required to be reported in any of those columns for any director during fiscal 2020.

None of our directors received separate compensation for attending meetings of our board of directors or any committees thereof.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Jon Isaac (1)	—	—	—
Richard D. Butler, Jr. (2)	30,000	—	30,000
Dennis Gao (2)	30,000	—	30,000
Tony Isaac (3)	29,500	—	29,500
Tyler Sickmeyer (3)	29,000	—	29,000

(1)	Our President and CEO, Jon Isaac, is the only director who is also an employee of Live Ventures. Jon Isaac is not entitled to separate compensation for his service on our board of directors.
(2)	Mr. Butler and Mr. Gao receive $2,500 monthly, or $30,000 annually in cash compensation for their services as a director.
(3)	Effective November 2019, Mr. Tony Isaac and Mr. Sickmeyer receive $2,500 monthly, or 30,000 annually in cash compensation for their services as a director.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes securities available for issuance under Live Venture’s equity compensation plans as of September 30, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	119,168	$19.07	180,832
Equity compensation plans not approved by security holders	—	—	—
Total	119,168	$19.07	180,832

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

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2020 of (i) each executive officer and each director of our Company; (ii) all executive officers and directors of our Company as a group; and (iii) each person known to the Company to be the beneficial owner of more than 5% of our common stock. We deem shares of our common stock that may be acquired by an individual or group within 60 days of December 31, 2020 pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table. Percentage of ownership is based on 1,555,175 shares of common stock outstanding on December 31, 2020. The information as to beneficial ownership was either (i) furnished to us by or on behalf of the persons named or (ii) determined based on a review of the beneficial owners’ Schedules 13D and Section 16 filings with respect to our common stock. Unless otherwise indicated, the business address of each person listed is 325 East Warm Springs Road, Suite 102, Las Vegas, Nevada 89119.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Executive Officers and Directors:
Jon Isaac, President and Chief Executive Office of Live Ventures Incorporated (1)	1,600,499	54.0%
Weston A. Godfrey, Jr., Chief Executive Officer of Marquis Industries, Inc.	—	—
Michael J. Stein, Senior Vice President and General Counsel (2)	12,000	*
Rodney Spriggs, President and Chief Executive Officer of Vintage Stock, Inc. (3)	16,668	*
Virland Johnson, Chief Financial Officer (4)	12,000	*
Tony Isaac, Director	55,000	3.5%
Richard D. Butler, Jr., Director	15,487	*
Dennis Gao, Director	12,671	*
Tyler Sickmeyer, Director	—	—
All Executive Officers and Directors as a group (9 persons)	1,724,325	62.0%
Other 5% Stockholders:
Isaac Capital Group, LLC (5) 3525 Del Mar Heights Rd. Suite 765 San Diego, California 92130	1,575,499	46.2%

*Represents less than 1% of our issued and outstanding common stock.

(1)

Includes 158,356 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) that are convertible into 791,759 shares of common stock owned by Isaac Capital Group, LLC (“ICG”), of which Jon Isaac is the President and sole member and according has sole voting and dispositive power with respect to such shares. Also includes warrants to purchase 118,029 shares of Series B Preferred Stock which are convertible in 590,146 additional shares of common stock at exercise prices ranging from $3.32 to $5.70 per share held by ICG. Jon Isaac owns 164,922 shares of common stock. Finally, Mr. Isaac holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable.

(2)	Includes options to purchase 12,000 shares of common stock at exercise prices ranging from $23.41 to $31.74 per share.
(3)	Includes options to purchase 16,668 shares of common stock at an exercise price of $10.86 per share.
(4)	Includes options to purchase 12,000 shares of common stock at exercise prices ranging from $23.41 to $36.50 per share

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

ITEM 13.       Certain Relationships and Related Transactions, and Director Independence

Related Party Loans

Transactions with Isaac Capital Group LLC

On January 16, 2018 and December 3, 2019, we entered into separate amendments to warrants with Isaac Capital Group, LLC (“ICG”) each of which amends the expiration date of certain warrants issued to Isaac Capital Group, LLC to provide that if the specified warrant remains unexercised on the expiration date, then the expiration date shall be automatically extended for a period of two years from such date.

On April 9, 2020, the Company entered into and delivered to ICG an unsecured revolving line of credit promissory note whereby the Lender agreed to provide the Company with a $1,000,000 revolving credit facility (the “Unsecured Revolving Credit Facility”). The Unsecured Revolving Credit Facility matures on April 8, 2023, bears interest at 10.0% per annum, and provides for the payment of interest monthly in arrears.  The foregoing transaction did not include the issuance of any shares of the Company’s common stock, warrants, or other derivative securities.  The foregoing description of the Unsecured Revolving Credit Facility does not purport to be complete and is qualified in its entirety by reference to the complete text of the unsecured revolving line of credit promissory note, a copy of which is attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2019 and is incorporated herein by reference.

On July 10, 2020, Live Ventures borrowed $2.0 million (the “ICG Loan”) from ICG.  The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5% per annum. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. Live Ventures used the proceeds from the ICG Loan to finance the acquisition of Precision Marshall.  The ICG Loan documents contain events of default and other provisions customary for a loan of this type.  The foregoing description of the ICG Loan is qualified in its entirety by reference to the complete text of the Loan and Security Agreement among Isaac Capital Fund I, LLC (“ICF”) and certain direct and indirect wholly-owned subsidiaries of Live Ventures, dated as of July 6, 2015, and that certain Consent, Joinder and First Amendment to Loan and Security Agreement among ICF and certain of the same subsidiaries and one additional indirect wholly-owned subsidiary of Live Ventures, dated as of January 31, 2020, a copy of each of which is filed as Exhibit 10.18 and Exhibit 10.19, respectively, to Live Ventures’ Annual Report on Form 10-K for the fiscal year ended September 30, 2019; the Second Amendment to Loan and Security Agreement and Novation by and among Live Ventures, Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Isaac Capital Fund I LLC, a copy of which is attached as Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on July 16, 2020; and the Assignment and Assumption Agreement between ICF and ICG, dated as of July 10, 2020, of copy of which is attached as Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on July 16, 2020.

Jon Isaac, Live Ventures’ President and Chief Executive Officer, is the President and sole member of ICG.  As of December 31, 2020, Mr. Isaac is the beneficial owner of approximately 54.0% of the outstanding capital stock (on an as-converted and as-exercised basis) of Live Ventures, which percentage includes ICG’s beneficial ownership of approximately 46.2% of the outstanding capital stock (on an as-converted and as-exercised basis) of Live Ventures.

Loan from Spriggs Investments LLC

On July 10, 2020, Live Ventures executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of Live Ventures, that memorializes a loan by Spriggs Investments to Live Ventures in the initial principal amount of $2.0 million (the “Spriggs Loan”). The Spriggs Loan matures on July 10, 2022 and bears simple interest at a rate of 10.0% per annum. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. Live Ventures may prepay the Spriggs Loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid, together with accrued interest thereon to the date of prepayment.  Live Ventures used the proceeds from the Spriggs Loan to finance the acquisition of Precision Marshall.  The Spriggs Promissory Note contains events of default and other provisions customary for a loan of this type. The Spriggs Loan was guaranteed personally by Jon Isaac, Live Ventures’ President and Chief Executive Officer, and by ICG.

As of December 31, 2020, Mr. Spriggs is a record and beneficial owner of less than 1.0% of the outstanding capital stock of Live Ventures.

The foregoing descriptions of the Spriggs Loan and the Spriggs Promissory Note are qualified in their entirety by reference to the complete text of the Spriggs Promissory Note, a copy of which is attached as Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on July 16, 2020.

Acquisition of ApplianceSmart, Inc.

On December 30, 2017, ApplianceSmart Holdings Inc. (“ASH”) entered into a Stock Purchase Agreement (the “Agreement”) with Appliance Recycling Centers of America, Inc. (now JanOne Inc.) (the “Seller”) and ApplianceSmart, Inc. (“ApplianceSmart”), a subsidiary of the Seller. Pursuant to the Agreement, ASH purchased (the “Transaction”) from the Seller all of the issued and outstanding shares of capital stock of ApplianceSmart in exchange for $6,500,000 (the “Purchase Price”). ASH was required to deliver the Purchase Price, and a portion of the Purchase Price was delivered, to the Seller prior to March 31, 2018. Between March 31, 2018 and April 24, 2018, ASH and the Seller negotiated in good faith the method of payment of the remaining outstanding balance of the Purchase Price.

On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919,000,  (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581,000 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of September 30, 2020, there was $2,826,000 outstanding on the ApplianceSmart Note and is included in Debtor in possession liabilities on the Company’s Consolidated Balance Sheet.

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

Sale of ApplianceSmart Contracting

On April 22, 2020, the Company sold ApplianceSmart Contracting Inc. (“ApplianceSmart Contracting”) to Michelle Cooper, a related party as a result of her relationship with Virland A. Johnson, the Company’s Chief Financial Officer, for $60,000.  In connection with the sale, and under the terms of a purchase and sale agreement and a secured promissory note (the “ASC Note”), the Company agreed to loan ApplianceSmart Contracting up to approximately $382,000 to satisfy then outstanding sales tax obligations owed by ApplianceSmart Contracting. Advances under the loan are only made by the Company to ApplianceSmart Contracting upon the presentation of evidence by ApplianceSmart Contracting of the satisfaction of one or more outstanding state sales tax amounts.  Advances bear interest at 8.0% per annum.  The loan matures on September 30, 2022 or on such earlier date as provided in the Note.  The loan is guaranteed by the related party and secured by the assets of ApplianceSmart Contracting.  At the closing of the sale transaction, the Company advanced ApplianceSmart Contracting $60,000.

Customer Connexx

Customer Connexx LLC, a wholly owned subsidiary of JanOne Inc. (formerly Appliance Recycling Centers of America, Inc.), sub-leases call center space from Live Ventures Incorporated in Las Vegas, Nevada. Total amount of sub-lease rent and common area charges was approximately $182,000 for fiscal year ended September 30, 2020.

Procedures for Approval of Related Party Transactions

In accordance with its charter, the Audit Committee reviews and recommends for approval all related party transactions (as such term is defined for purposes of Item 404 of Regulation S-K). The Audit Committee participated in the approval of the transactions described above.

ITEM 14.       Principal Accounting Fees and Services

Each year, the Audit Committee approves the annual audit engagement in advance. The Audit Committee also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal 2020 and 2019 services listed below were pre-approved.

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

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees consist of fees for services other than the services described above.

The following fees were billed to us by our independent registered public accounting firm, WSRP, LLC.

	2020	2019
Audit Fees	$527,832	$219,154
Audit-Related Fees	131,830	—
Tax Fees	46,120	66,440
All Other Fees	—	—
Total	$705,782	$285,594

PART IV

ITEM 15.       Exhibits and Financial Statement Schedules

The following exhibits are filed with or incorporated by reference into this Annual Report.

Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Stock Purchase Agreement dated December 30, 2017 among ApplianceSmart Holdings LLC, ApplianceSmart, Inc., and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/14/18

2.2	Bill of Sale and Assignment and Assumption Agreement dated December 21, 2018 by and between Viridian Fibers, LLC and Marquis Industries, Inc.	10-K	001-33937	2.2	12/27/18

2.3	Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-33937	2.3	02/06/20

2.4	First Amendment to Purchase Agreement dated November 1, 2019, by and among Marquis Affiliated Holdings LLC, Lonesome Oak Trading Co., Inc., and J. Chadwick McEntire	8-K	001-33937	2.4	02/06/20

2.5	Agreement and Plan of Merger, dated as of July 14, 2020, by and among Live Ventures Incorporated, President Merger Sub Inc., Precision Industries, Inc., and D. Jackson Milhollan×	8-K	001-33937	2.1	07/16/20

2.6	Contribution Agreement dated effective as of July 14, 2020 by and between Live Ventures Incorporated and Precision Affiliated Holdings LLC	8-K	001-33937	10.1	07/16/20

3.1	Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07

3.2	Certificate of Change	8-K	001-33937	3.1	09/7/10

3.3	Certificate of Correction	8-K	001-33937	3.1	03/11/13

3.4	Certificate of Change	10-Q	001-33937	3.1	02/14/14

3.5	Articles of Merger	8-K	001-33937	3.1.4	10/8/15

3.6	Certificate of Change	8-K	001-33937	3.1.5	11/25/16

3.7	Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-33937	3.1.6	12/29/16

3.8	Bylaws	10-Q	001-33937	3.8	08/14/18

4.1	Waiver Agreement dated September 6, 2017	10-K	001-33937	4.1	01/18/18

4.2	Description of Our Securities	10-K	001-33937	4.2	02/10/20

4.3	Specimen Stock Certificate	10-K	001-33937	4.3	02/10/20

10.1	Note and Warrant Purchase Agreement, dated April 3, 2012 (the “Note and Warrant Purchase Agreement”), by and between the Registrant and Isaac Capital Group LLC	10-Q	001-33937	10.1	05/15/12

10.2	Senior Subordinated Convertible Note (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.2	05/15/12

10.3	Subordinated Guaranty (under Note Purchase and Warrant Agreement)	10-Q	001-33937	10.3	05/15/12

10.4	Form of Warrant (under Note and Warrant Purchase Agreement)	10-Q	001-33937	10.4	05/15/12

10.5	First Amendment to Note Purchase Agreement, made and entered into as of April 3, 2012, by and between the Registrant and Isaac Capital Group LLC	10-K	001-33937	10.12.1	01/15/13

10.6	Warrant Amendment dated as of December , 2014	10-K	001-33937	10.9	01/18/18

10.7	Warrant Amendment dated as of December 27, 2016	10-K	001-33937	10.10	01/18/18

10.8	Amendment to Warrants dated as of January 16, 2018	10-K	001-33937	10.11	01/18/18

10.9	Amendment to Warrant dated as of December 3, 2019	10-K	001-33937	10.9	02/07/20

10.10	Convertible Note Purchase Agreement, dated as of January 7, 2014, by and between the Registrant and Kingston Diversified Holdings LLC (the “2014 Note Purchase Agreement”)	10-K	001-33937	10.7	12/29/16

10.11	Form of Convertible Note (under 2014 Note Purchase Agreement)	10-K	001-33937	10.11	01/10/14

10.12	Form of Warrant (under 2014 Note Purchase Agreement)	10-K	001-33937	10.12	01/10/14

10.13	Amendment No. 1 to Convertible Note Purchase Agreement, dated as of October 29, 2014, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7a	12/29/16

10.14	Amendment No. 2 to Convertible Note Purchase Agreement, dated as of December 21, 2016, by and between the Registrant and Kingston Diversified Holdings LLC	10-K	001-33937	10.7b	12/29/16

10.15	Share Exchange Agreement between Isaac Capital Group, LLC and Live Ventures Incorporated, dated December 27, 2016	10-Q	001-33937	10.1	02/09/17

10.16	Purchase Agreement, dated as of July 6, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-K	001-33937	10.15	01/13/16

10.17	Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and S F Commercial Properties, LLC, as Borrowers, and Bank of America, N.A. as Lender.	10-K	001-33937	10.16	01/13/16

10.18	Subordinated Loan and Security Agreement, dated as of July 6, 2015 by and among Marquis Affiliated Holdings, LLC, Marquis Industries, Inc., A-O Industries, LLC, Astro Carpet Mills, LLC, Constellation Industries, LLC and SF Commercial Properties, LLC as Borrowers and Isaac Capital Fund I, LLC as Lender	10-K	001-33937	10.17	01/13/16

10.19	Consent, Joinder and First Amendment to Loan and Security Agreement by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Isaac Capital Fund I, LLC as Lender	8-K	001-33937	10.2	02/06/20

10.20	Second Amendment to Loan and Security Agreement and Novation Agreement dated as of July 10, 2020 by and among Live Ventures Incorporated, Marquis Affiliated Holdings LLC, Marquis Industries Inc., and Isaac Capital Fund I, LLC	8-K	001-33937	10.3	07/16/20

10.21	Assignment and Assumption Agreement dated as of July 10, 2020 by and between Isaac Capital Fund I, LLC and Isaac Capital Group, LLC	8-K	001-33937	10.4	07/16/20

10.22	Agreement, effective November 30, 2015 by and among the Registrant, Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and the stockholders of Marquis Industries, Inc.	10-Q	001-33937	10.1	02/16/16

10.23	Promissory Note dated June 14, 2016, by Marquis Real Estate Holdings, LLC in favor of STORE Capital Acquisitions LLC	10-Q	001-33937	10.1	08/15/16

10.24	Mortgage Loan Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.2	08/15/16

10.25	Master Lease Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.3	08/15/16

10.26	Purchase and Sale Agreement dated June 14, 2016 by and between STORE Capital Acquisitions LLC and Marquis Real Estate Holdings, LLC	10-Q	001-33937	10.4	08/15/16

10.27	Equipment Security Note between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc.	10-Q	001-33937	10.2	02/09/17

10.28	Fifth Amendment to Loan and Security Agreement between Banc of America Leasing & Capital, LLC and Marquis Industries, Inc. dated February 28, 2017	10-Q	001-33937	10.1	05/11/17

10.29	Consent and Sixth Amendment to Loan and Security Agreement dated June 5, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Bank of America, N.A., and the other parties thereto	10-Q	001-33937	10.7	08/14/18

10.30	Consent to Turf Business Sale dated December 19, 2018 among Bank of America, N.A., Marquis Affiliated Holdings LLC, and Marquis Industries, Inc.	10-K	001-33937	10.27	12/27/18

10.31	Seventh Amendment to Loan and Security Agreement dated December 24, 2018 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-K	001-33937	10.28	12/27/18

10.32	Consent, Joinder and Eighth Amendment to Loan and Security Agreement dated January 31, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., Lonesome Oak Trading Co., Inc., and Bank of America, N.A.	8-K	001-33937	10.1	02/06/20

10.33		Ninth Amendment to Loan and Security Agreement dated May 4, 2020 among Marquis Affiliated Holdings LLC, Marquis Industries, Inc. and Bank of America, N.A.	8-K	001-33937	10.2	05/08/20

10.34		Tenth Amendment to Loan and Security Agreement and Consent dated July 6, 2020 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.	10-Q	001-33937	10.3	08/14/20

10.35	*	Eleventh Amendment to Loan and Security Agreement and Consent dated September 25, 2020 by and among Marquis Affiliated Holdings LLC, Marquis Industries, Inc., and Bank of America, N.A.

10.36		Promissory Note between Marquis Industries, Inc. and Bank of America, N.A.	8-K	001-33937	10.1	05/08/20

10.37		Stock Purchase Agreement by and among Vintage Stock Affiliated Holdings LLC (an affiliate of the Registrant), Vintage Stock, Inc., and the Shareholders of Vintage Stock, Inc., dated November 3, 2016	10-K	001-33937	10.22	12/29/16

10.38		Amended and Restated Subordinated Promissory Note of Vintage Stock Affiliated Holdings LLC in favor of certain of the Shareholders of Vintage Stock, Inc., dated June 7, 2018	10-K	001-33937	10.30	12/27/18

10.39		Amended and Restated Subordination Agreement by and among Rodney Spriggs, in his capacity as the representative of certain of the Shareholders of Vintage Stock, Inc., and Wilmington Trust, National Association, dated June 7, 2018	10-K	001-33937	10.31	12/27/18

10.40		Loan Agreement between Vintage Stock, Inc. and Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.27	12/29/16

10.41		First Amendment to Loan Agreement between Texas Capital Bank, National Association and Vintage Stock, Inc., dated January 23, 2017	10-K	001-33937	10.30	01/18/18

10.42		Second Amendment to Loan Agreement dated September 20, 2017 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-K	001-33937	10.31	01/18/18

10.43		Third Amendment to Loan Agreement dated June 7, 2018 between Texas Capital Bank, National Association and Vintage Stock, Inc.	8-K	001-33937	10.3	06/11/18

10.44		Fourth Amendment to Loan Agreement dated June 24, 2019 between Texas Capital Bank, National Association and Vintage Stock, Inc.	10-Q	001-33937	10.1	08/14/19

10.45	*	Fifth Amendment to Loan Agreement dated September 24, 2020 between Texas Capital Bank, National Association and Vintage Stock, Inc.

10.46		Sixth Amendment to Loan Agreement dated September 30, 2020 between Texas Capital Bank, National Association and Vintage Stock, Inc.	8-K	001-33937	10.2	10/02/20

10.47		Revolving Credit Note of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.28	12/29/16

10.48	Security Agreement of Vintage Stock Inc., in favor of Texas Capital Bank, National Association, dated November 3, 2016	10-K	001-33937	10.29	12/29/16

10.49	Waiver Agreement by and among Texas Capital Bank, National Association and Vintage Stock, Inc., dated March 15, 2018	8-K	001-33937	10.12	03/15/18

10.50	Waiver and Agreement Regarding Availability Reserves dated April 10, 2010 by and among Texas Capital Bank, National Association and Vintage Stock, Inc.	10-Q	001-33937	10.5	04/13/20

10.51	Term Loan Agreement among Vintage Stock Inc., Vintage Stock Affiliated Holdings LLC, the Subsidiaries of the Borrowers Party Hereto, the Lenders Party Hereto, Wilmington Trust, National Association, as Administrative Agent, and Capitala Private Credit Fund V, L.P., as Lead Arranger, dated November 3, 2017	10-K	001-33937	10.30	12/29/16

10.52	First Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated October 10, 2017	8-K	001-33937	10.1	10/13/17

10.53	Second Amendment and Waiver to Term Loan Agreement by and among Vintage Stock Affiliated Holdings, LLC, Vintage Stock, Inc., Wilmington Trust, National Association, Capitala Private Credit Fund V, L.P., and the other parties thereto dated March 15, 2018	8-K	001-33937	10.1	03/16/18

10.54	Form of Note under the Capitala Term Loan Agreement	10-K	001-33937	10.31	12/29/16

10.55	Security and Pledge Agreement among Vintage Stock Affiliated Holdings LLC, Vintage Stock, Inc., and Wilmington Trust, National Association, as Administrative Agent, dated November 3, 2016	10-K	001-33937	10.32	12/29/16

10.56	Amended and Restated Promissory Note issued by ApplianceSmart Holdings LLC	10-K	001-33937	10.44	12/27/18

10.57	Security Agreement dated December 26, 2018 by and between ApplianceSmart Holdings LLC and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.45	12/27/18

10.58	Security Agreement dated December 26, 2018 by and between ApplianceSmart, Inc. and Appliance Recycling Centers of America, Inc.	10-K	001-33937	10.46	12/27/18

10.59	Security Agreement dated December 28, 2018 by and between ApplianceSmart Contracting, Inc. and Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.1	02/13/19

10.60	Agreement and Guaranty dated December 28, 2018 by ApplianceSmart Contracting Inc. in favor of Appliance Recycling Centers of America, Inc.	10-Q	001-33937	10.2	02/13/19

10.61	Amended and Restated Credit Agreement, dated as of June 7, 2018, by and among the lenders from time-to-time party thereto, Comvest Capital IV, L.P., Vintage Stock, Inc., and Vintage Stock Affiliated Holdings LLC	8-K	001-33937	10.1	06/11/18

10.62		Limited Waiver and First Amendment to Amended and Restated Credit Agreement and Amended and Restated Management Fee Subordination Agreement, dated as of September 3, 2019, by and among the lenders party thereto, Comvest Capital IV, L.P., Vintage Stock, Inc., and acknowledged and agreed to by Vintage Stock Affiliated Holdings LLC and Live Ventures Incorporated	8-K	001-33937	10.1	09/05/19

10.63		Limited Waiver and Second Amendment to Amended and Restated Credit Agreement, Second Amendment to Amended and Restated Management Fee Subordination Agreement and First Amendment to Limited Guaranty as of April 9, 2020, by and among the Lenders, Comvest Capital IV, L.P., as agent for the Lenders, Vintage Stock, Inc., and acknowledged and agreed to by Vintage Stock Affiliated Holdings LLC, and with respect to certain sections, Live Ventures Incorporated	10-Q	001-33937	10.4	04/13/20

10.64		Limited Guaranty, dated as of June 7, 2018, by Live Ventures Incorporated in favor of Comvest Capital IV, L.P.	8-K	001-33937	10.2	06/11/18

10.65		Loan and Security Agreement dated July 14, 2020 by and among Precision Industries, Inc., President Merger Sub Inc., Precision Affiliated Holdings LLC, and the lenders party thereto	8-K	001-33937	10.2	07/16/20

10.66		Promissory Note dated July 10, 2020 issued by Live Ventures Incorporated in favor of Spriggs Investments, LLC	8-K	001-33937	10.5	07/16/20

10.67		Unsecured Revolving Line Promissory Note dated April 9, 2020 issued to Isaac Capital Group, LLC	10-Q	001-33937	10.3	04/13/20

10.68		Loan and Security Agreement, dated as of March 15, 2019, by and between ApplianceSmart, Inc. and Crossroads Financing, LLC	8-K	001-33937	10.2	03/19/19

10.69	†	Employment Agreement between LiveDeal, Inc. and Jon Isaac	10-Q	001-33937	10.1	05/14/13

10.70	†	Amendment to Employment Agreement dated January 16, 2018 between Live Ventures Incorporated and Jon Isaac	10-K	001-33937	10.39	01/18/18

10.71	†*	Second Amendment to Employment Agreement dated January 12, 2021 between Live Ventures Incorporated and Jon Isaac

10.72	†*	Non-Qualified Stock Option Agreement between Live Deal Inc. and Jon Isaac, dated January 1, 2013

10.73	†*	First Amendment to Option Agreement between Live Ventures Incorporated and Jon Isaac, dated January 12, 2021

10.74	†	Employment Agreement between the Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.1	01/05/17

10.75	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Virland A. Johnson, dated January 3, 2017	8-K	001-33937	10.2	01/05/17

10.76	†	Employment Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.1	10/02/17

10.77	†*	First Amendment to Employment Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 12, 2021

10.78	†	Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, effective October 2, 2017	8-K	001-33937	10.2	10/02/17

10.79	†*	First Amendment to Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 11, 2021

10.80	†*	Incentive Stock Option Agreement between Live Ventures Incorporated and Michael J. Stein, dated January 11, 2021

10.81	†	Employment Agreement between Vintage Stock Inc. and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.25	12/29/16

10.82	†	Non-qualified Stock Option Agreement between the Registrant and Rodney Spriggs, dated November 3, 2016	10-K	001-33937	10.26	12/29/16

10.83	†	Employment Agreement between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 22, 2018	10-K	001-33937	10.57	12/27/18

10.84	†*	First Amendment to Employment between Marquis Industries, Inc. and Weston A. Godfrey, Jr., dated January 12, 2021

10.85	†	Employment Agreement, dated as of July 14, 2020, by and between Thomas Sedlak and Precision Industries, Inc.	8-K	001-33937	10.6	09/16/20

10.86	†	First Amendment to Employment Agreement, dated as of September 9, 2020, by and between Precision Industries, Inc. and Thomas Sedlak	8-K	001-33937	10.8	09/28/20

10.87	†	Deferred Compensation Agreement, dated as of July 14, 2020, by and between Thomas Sedlak and Precision Industries, Inc.	8-K	001-33937	10.7	09/16/20

10.88	†	2014 Omnibus Equity Incentive Plan	DEF 14A	001-33937	Appendix A to 2014 Proxy Statement	06/23/14

14.1	*	Code of Business Conduct and Ethics, Adopted May 16, 2019

21.1	*	List of Subsidiaries of the Registrant

23.1	*	Consent of WRSP, LLC independent registered public accounting firm

31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10-K, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2020 and 2019, (ii) the Consolidated Statements of Operations for the Years Ended September 30, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2020 and 2019, (iv) the Consolidated Statements of Cash Flows for the Years Ended September 30, 2020 and 2019, and (iv) the Notes to Consolidated Financial Statements

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
Date: January 13, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jon Isaac	President and Chief Executive Officer Director
Jon Isaac	(Principal Executive Officer)	January 13, 2021

/s/ Virland A. Johnson	Chief Financial Officer
Virland A. Johnson	(Principal Financial Officer and Principal Accounting Officer)	January 13, 2021

/s/ Tony Isaac
Tony Isaac	Director	January 13, 2021

/s/ Richard D. Butler, Jr.
Richard D. Butler, Jr.	Director	January 13, 2021

/s/ Dennis Gao
Dennis Gao	Director	January 13, 2021

/s/ Tyler Sickmeyer
Tyler Sickmeyer	Director	January 13, 2021