Form 10-Q
period 2020-12-31
LIVE VENTURES Inc
filed 2021-02-16
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

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

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of February 8, 2021 was 1,555,175.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED DECEMBER 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2020	September 30, 2020
	(Unaudited)
Assets
Cash	$7,232	$8,984
Trade receivables, net	17,564	20,121
Inventories, net	64,739	64,525
Prepaid expenses and other current assets	1,305	1,778
Debtor in possession assets	326	520
Total current assets	91,166	95,928
Property and equipment, net	31,127	30,376
Right of use asset - operating leases	28,971	30,894
Deposits and other assets	590	223
Deferred taxes	—	1,021
Intangible assets, net	956	1,063
Goodwill	37,754	37,754
Total assets	$190,564	$197,259
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$8,227	$9,117
Accrued liabilities	12,896	14,822
Income taxes payable	806	736
Lease obligation short term - operating leases	6,958	7,176
Current portion of long-term debt	12,066	11,986
Current portion of long-term debt related parties	—	1,297
Debtor in possession liabilities	11,889	12,228
Total current liabilities	52,842	57,362
Long-term debt, net of current portion	57,961	63,390
Lease obligation long term - operating leases	26,503	28,101
Long-term debt related parties, net of current portion	4,000	4,000
Deferred tax liability	269	—
Other non-current obligations	404	734
Total liabilities	141,979	153,587
Commitments and contingencies
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 214,244 shares issued and outstanding at December 31, 2020 and September 30, 2020	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at December 31, 2020 and September 30, 2020, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 10,000,000 shares authorized, 1,555,175 and 1,589,101 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	2	2
Paid in capital	64,489	64,472
Treasury stock common 533,011 shares as of December 31, 2020 and 499,085 shares as of September 30, 2020	(4,481)	(4,098)
Treasury stock Series E preferred 50,000 shares as of December 31, 2020 and September 30, 2020	(7)	(7)
Accumulated deficit	(11,016)	(16,429)
Equity attributable to Live stockholders	48,987	43,940
Noncontrolling interest	(402)	(268)
Total stockholders' equity	48,585	43,672
Total liabilities and stockholders' equity	$190,564	$197,259

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share)

	Three Months Ended December 31,
	2020	2019
Revenues	$62,454	$42,001
Cost of revenues	40,185	25,375
Gross profit	22,269	16,626

Operating expenses:
General and administrative expenses	12,279	10,809
Sales and marketing expenses	2,699	2,330
Total operating expenses	14,978	13,139
Operating income	7,291	3,487
Other (expense) income:
Interest expense, net	(1,470)	(1,357)
Impairment charges	—	(1,207)
Gain on disposal of fixed assets	129	—
Other income (expense)	779	(181)
Total other (expense) income, net	(562)	(2,745)
Income before provision for income taxes	6,729	742
Provision for income taxes	1,450	195
Net income	5,279	547
Net loss attributable to non-controlling interest	134	—
Net income attributable to Live stockholders	$5,413	$547
Income per share:
Basic	$3.45	$0.30
Diluted	$1.63	$0.15
Weighted average common shares outstanding:
Basic	1,568,213	1,806,746
Diluted	3,318,728	3,540,953
Dividends declared - series B convertible preferred stock	$—	$—
Dividends declared - series E convertible preferred stock	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Three Months Ended December 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$5,279	$547
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	1,714	1,085
Impairment charges	—	1,207
Gain on disposal of property and equipment	(129)	47
Amortization of debt issuance cost	266	108
Stock based compensation expense	17	29
Warrant extension fair value adjustment	—	266
Change in deferred rent	—	370
Change in reserve for uncollectible accounts	658	415
Change in reserve for obsolete inventory	590	(170)
Change in deferred income taxes	1,290	126
Change in other	(344)	103
Changes in assets and liabilities:
Trade receivables	1,909	1,929
Inventories	(716)	439
Income taxes receivable	70	74
Prepaid expenses and other current assets	478	290
Deposits and other assets	(366)	9
Right-of-use assets	1,923	1,628
Accounts payable	(898)	(2,182)
Accrued liabilities	(2,256)	(2,020)
Lease liabilities	(1,817)	(1,301)
Net cash provided by operating activities	7,668	2,999

INVESTING ACTIVITIES:
Purchase of intangible assets	—	(4)
Purchase of property and equipment	(3,258)	(641)
Net cash provided by (used in) investing activities	(3,258)	(645)

FINANCING ACTIVITIES:
Net borrowings (payments) under revolver loans	(3,289)	(972)
Proceeds from issuance of notes payable	2,130	—
Purchase of common treasury stock	(383)	(343)
Debtor in possession - cash	92	(173)
Payments on long-term debt	(4,712)	(2,042)
Net cash used in financing activities	(6,162)	(3,533)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,752)	(1,179)
CASH AND CASH EQUIVALENTS, beginning of period	8,984	2,681
CASH AND CASH EQUIVALENTS, end of period	$7,232	$1,502

Supplemental cash flow disclosures:
Interest paid	$1,223	$1,187
Income taxes paid	$—	$—
Noncash financing and investing activities:
Settlement of debt in exchange for property and equipment	$1,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Non-controlling interest	Total Equity
Balance, September 30, 2020	214,244	$—	47,480	$—	1,589,101	$2	$64,472	$(7)	$(4,098)	$(16,429)	$(268)	$43,672
Stock based compensation	—	—	—	—	—	—	17	—	—	—	—	17
Purchase of common treasury stock	—	—	—	—	(33,926)	—	—	—	(383)	—	—	(383)
Net income (loss)	—	—	—	—	—	—	—	—	—	5,413	(134)	5,279
Balance, December 31, 2020	214,244	$—	47,480	$—	1,555,175	$2	$64,489	$(7)	$(4,481)	$(11,016)	$(402)	$48,585

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2019	214,244	$—	77,840	$—	1,826,009	$2	$63,924	$(4)	$(2,438)	$(27,355)	$34,129
Stock based compensation	—	—	—	—	—	—	29	—	—	—	29
Warrant extension fair value adjustment	—	—	—	—	—	—	266	—	—	—	266
Purchase of common treasury stock	—	—	—	—	(41,699)	—	—	—	(343)	—	(343)
Purchase of Series E preferred stock	—	—	(30,000)	—	—	—	—	(3)			(3)
Net income	—	—	—	—	—	—	—	—	—	547	547
Balance, December 31, 2019	214,244	$—	47,840	$—	1,784,310	$2	$64,219	$(7)	$(2,781)	$(26,808)	$34,625

The accompanying notes are an integral part of these condensed consolidated financial statements

LIVE VENTURES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three months ended December 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2021. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2020 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 13, 2021 (the “2020 10-K”).

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

Coronavirus

In March 2020, there was a global outbreak of COVID-19 (Coronavirus) which continues to create challenges and unprecedented conditions.  Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. Accordingly, there remains significant uncertainty about the duration and the extent of the impact of the COVID-19 pandemic.  These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the Company’s supply chain partners, its employees and customers, customer sentiment in general, and traffic within shopping centers, and, where applicable, malls, containing its stores.  Recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine have previously affected, and may continue to affect, traffic to the stores. As of March 31, 2020, Vintage Stock had closed all of its retail locations in response to the crisis. Beginning May 1, 2020, Vintage Stock began to reopen certain locations in compliance with government regulations and, at June 30, 2020, all Vintage Stock retail locations were reopened while maintaining compliance with government mandates. The Company is unable to predict if additional periods of store closures will be needed or mandated. During March and April 2020, Marquis conducted rolling layoffs for certain employees, however, during May 2020, most employees have returned to their respective locations. Continued impacts of the pandemic could materially adversely affect the near-term and long-term revenues, earnings, liquidity, and cash flows, and may require significant actions in response, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on the business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S. and the effect of the vaccines, the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that the Company is not aware of currently.

Note 2:	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements represent the consolidated financial position, results of operations and cash flows for Live Ventures and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Additionally, the Company records noncontrolling interest for entities which the Company has determined itself to be the primarily beneficiary of the variable interest entity but does not have 100% ownership.

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

Reclassifications

Certain amounts in the prior year have been reclassifies to confirm to the current year presentation.

Recently Issued Accounting Pronouncements

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

The weighted average remaining lease term is 9.2 years.  Our weighted average discount rate is 6.9%.  Total cash payments for the three months ended December 31, 2020 was $2,178. We did not enter into any new leases during the three months ended December 31, 2020.

The following table details our right of use assets and lease liabilities as of December 31, 2020 and September 30, 2020:

	December 31, 2020	September 30, 2020
Right of use asset - operating leases	$28,971	$30,894
Operating lease liabilities:
Current	6,958	7,176
Long term	26,503	28,101

Total present value of future lease payments as of December 31, 2020:

Twelve months ended December 31,
2021	$8,731
2022	6,871
2023	4,879
2024	3,953
2025	2,946
Thereafter	13,660
Total	41,040
Less implied interest	(7,579)
Present value of payments	$33,461

During the three months ended December 31, 2019, the Company incurred $1,207 of impairment charges related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases.  These locations physically closed during the three months ended March 31, 2020.  There were no similar charges for the three months ended December 31, 2020.

Note 4:	Balance Sheet Detail Information

	December 31, 2020	September 30, 2020
Trade receivables, current, net:
Accounts receivable, current	$17,626	$20,197
Less: Reserve for doubtful accounts	(62)	(76)
	$17,564	$20,121
Trade receivables , long term, net:
Accounts receivable, long term	$—	$196
Less: Reserve for doubtful accounts	—	(196)
	$—	$—
Total trade receivables, net:
Gross trade receivables	$17,626	$20,393
Less: Reserve for doubtful accounts	(62)	(272)
	$17,564	$20,121
Inventory, net
Raw materials	$12,930	$13,175
Work in progress	11,031	11,747
Finished goods	26,474	25,009
Merchandise	16,891	17,729
	67,326	67,660
Less: Inventory reserves	(2,587)	(3,135)
	$64,739	$64,525
Property and equipment, net:
Building and improvements	$11,405	$9,908
Transportation equipment	122	480
Machinery and equipment	29,719	27,217
Furnishings, fixtures, office equipment and other	6,749	6,353
	47,994	43,958
Less: Accumulated depreciation	(16,868)	(13,582)
	$31,127	$30,376
Intangible assets, net:
Domain name and marketing related intangibles	$90	$90
Customer relationship intangibles	2,689	2,689
Purchased software	121	121
	2,900	2,900
Less: Accumulated amortization	(1,944)	(1,837)
	$956	$1,063
Accrued liabilities:
Accrued payroll	$2,691	$4,178
Accrued sales and use taxes	1,574	1,251
Accrued property and other tax	208	270
Accrued gift card and escheatment liability	1,683	1,534
Accrued interest payable	393	280
Accrued bank fees and overdrafts	514	2,631
Accrued professional fees	5,102	3,378
Customer deposits	35	169
Accrued expenses - other	695	1,131
	$12,896	$14,822

Note 5:Long Term Debt

Long-term debt as of December 31, 2020 and September 30, 2020 consisted of the following:

	December 31, 2020	September 30, 2020
Bank of America Revolver Loan	$—	$—
Encina Business Credit Revolver Loan	13,233	14,886
Texas Capital Bank Revolver Loan	5,534	7,115
Crossroads Financial Revolver Loan	828	883
Encina Business Credit Term Loan	1,576	1,663
Note Payable Comvest Term Loan	1,882	5,554
Note Payable to the Sellers of Vintage Stock	10,000	10,000
Note #1 Payable to Banc of America Leasing & Capital LLC	1,017	1,229
Note #3 Payable to Banc of America Leasing & Capital LLC	1,729	1,862
Note #4 Payable to Banc of America Leasing & Capital LLC	531	572
Note #5 Payable to Banc of America Leasing & Capital LLC	2,402	2,538
Note #6 Payable to Banc of America Leasing & Capital LLC	723	758
Note #7 Payable to Banc of America Leasing & Capital LLC	4,543	4,681
Note #8 Payable to Banc of America Leasing & Capital LLC	3,264	3,091
Note Payable to Extruded Fibers	1,600	2,900
Note Payable to JCM Holdings	1,959	—
Note Payable to the Sellers of Precision Marshall	2,500	2,500
Note Payable to Store Capital Acquisitions, LLC	9,235	9,243
Payroll Protection Program	6,150	6,151
JanOne Inc	—	—
Isaac Capital Fund	2,000	2,000
Spriggs Investments, LLC	2,000	2,000
Seller of Lonesome Oak	1,254	1,297
Note payable to individual, interest at 10-11% per annum, payable on a 90 day written notice, unsecured	707	707
Note payable to individuals, interest at 17% per annum, unsecured	130	—
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023, unsecured	726	810
Total debt	75,524	82,440
Less unamortized debt issuance costs	(1,497)	(1,767)
Net debt	74,027	80,673
Less current portion	(12,066)	(13,283)
Long-term portion	$61,961	$67,390

Future maturities of long-term debt at December 31, 2020, are as follows which does not include related party debt separately stated:

Twelve months ending December 31,
2021	$12,066
2022	12,523
2023	33,544
2024	2,256
2025	3,353
Thereafter	11,782
Total	$75,524

Bank of America Revolver Loan

On July 6, 2015 (amended most recently January 31, 2020, July 6, 2020 and September 28, 2020), Marquis entered into a $25,000 revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is a five-year, asset-based facility that is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation.  Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including meeting all loan covenants under the credit agreement with BofA.

The following tables summarize the BofA Revolver for the three months ended December 31, 2020 and 2019 and as of December 31, 2020 and September 30, 2020:

	During the three months ended December 31,
	2020	2019
Cumulative borrowing during the period	$33,126	$24,344
Cumulative repayment during the period	35,790	23,817
Maximum borrowed during the period	11,347	2,083
Weighted average interest for the period	0.00%	3.66%

	December 31, 2020	September 30, 2020
Total availability	$24,924	$21,732
Total outstanding	—	—

Loans with Encina Business Credit, LLC

On July 14, 2020, Precision entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC, as Agent (the “Agent”).  The Loan Agreement provides for secured revolving loans (the “Encina Revolver Loans”) in a principal amount not to exceed the lesser of (i) $23,500 and (ii) a borrowing base equal to the sum of Precision’s (a) 85% of eligible accounts receivable, plus (b) 85% of eligible inventory, subject to an eligible inventory sublimit that begins at $14,000 and declines to $12,000 during the term of the Loan Agreement, minus (c) customary reserves.

The following tables summarize the Encina Revolver Loans for the for the three months ended December 31, 2020 and 2019 and as of December 31, 2020 and September 30, 2020:

	During the three months ended December 31,
	2020	2019
Cumulative borrowing during the period	$8,431	$—
Cumulative repayment during the period	10,084	—
Maximum borrowed during the period	1,000	—
Weighted average interest for the period	6.50%	0.00%

	December 31, 2020	September 30, 2020
Total availability	$588	$421
Total outstanding	13,233	14,886

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

The following tables summarize the TCB Revolver for the three months ended December 31, 2020 and 2019 and as of December 31, 2020 and September 30, 2020:

	During the three months ended December 31,
	2020	2019
Cumulative borrowing during the period	$20,700	$18,626
Cumulative repayment during the period	22,281	19,709
Maximum borrowed during the period	8,930	11,798
Weighted average interest for the period	2.40%	4.13%

	December 31, 2020	September 30, 2020
Total availability	$6,466	$5,520
Total outstanding	5,534	7,115

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

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. See Note 11 for a complete discussion.

Note payable to JCM Holdings

During October 2020, Marquis purchased a manufacturing facility for $2,500.  Marquis had previously been leasing this facility.  Additionally, Marquis entered into a $2,000 loan agreement with the seller of the facility, which is secured by the facility, in order to complete the purchase of the facility.  The loan bears interest at 6% due monthly and matures January 2030.

Loan Covenant Compliance

We were in compliance as of December 31, 2020 with all covenants under our existing revolving and other loan agreements, with the exception of covenants related to the Crossroads Revolver.

Note 6:	Stockholders’ Equity

Series E Convertible Preferred Stock

As of December 31, 2020, and September 30, 2020, there were 47,840 and 47,840 shares outstanding of Series a Preferred Stock, respectively. During the three months ended December 31, 2019, the Company repurchased 30,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $3.

Treasury Stock

For the three months ended December 31, 2020 and 2019, the Company purchased 33,926 and 41,699 shares, respectively, of its common stock on the open market for $383 and $343, respectively.

Note 7:	Warrants

The warrants listed below expire at various timeframes over the next two years.  However, Company and ICG entered into an agreement whereby if the warrants are not exercised on or before the applicable expiration date, the applicable expiration date is deemed automatically extended for successive two year periods, immediately prior to such expiration. During the three months ended December 31, 2019, the Company recorded a fair value adjustment of $266 related to the extension of warrants that expired during this period.  There was no such adjustment during the three months ended December 31, 2020.

The following table summarizes information about the Company’s warrants at December 31, 2020 and September 30, 2020, respectively:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding and Exercisable at September 30, 2020	118,029	$20.80	1.35	$—
Outstanding and Exercisable at December 31, 2020	118,029	$20.80	1.10	$—

The warrants may be exchanged for shares of common stock at a ratio of one share of Series B Preferred Stock into five common shares. The following table provides information assuming the warrants are exercised and exchanged for common shares:

	Number of units - Series B Convertible preferred warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding and Exercisable at September 30, 2020	590,147	$4.16	1.35	$2,820
Outstanding and Exercisable at December 31, 2020	590,147	$4.16	1.10	$4,874

The exercise price for the Series B Convertible Preferred Stock warrants outstanding and exercisable at December 31, 2020 and September 30, 2020, are as follows:

Series B Convertible Preferred
Outstanding and Exercisable
Number of Warrants	Exercise Price
54,396	$16.60
17,857	16.80
12,383	24.30
33,393	28.50
118,029

All of the warrants were exercised for shares of Series B Convertible Preferred Stock using a cashless exercise method during January 2021.

Note 8:	Stock-Based Compensation

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

The following table summarizes stock option activity for the twelve months ended September 30, 2020 and the three months ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2019	200,418	$16.37	2.40	$27
Forfeited	(81,250)
Outstanding at September 30, 2020	119,168	$19.07	2.71	$—
Exercisable at September 30, 2020	95,001	$15.50	1.55	$—

Outstanding at December 31, 2020	119,168	$19.07	2.45	$87
Exercisable at December 31, 2020	103,168	$15.94	1.60	$87

The Company recognized compensation expense of $17 and $29 during the three months ended December 31, 2020 and 2019, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures.

At December 31, 2020, the Company has $43 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the company expects to recognize as compensation expense through October of 2022.

The exercise price for stock options outstanding and exercisable outstanding at December 31, 2020 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price ($)	Number of Options	Exercise Price ($)
25,000	10.00	25,000	10.00
16,668	10.86	16,668	10.86
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
25,000	15.18	25,000	15.18
8,000	23.41	8,000	23.41
8,000	27.60	8,000	27.60
8,000	31.74	8,000	31.74
8,000	36.50	—	—
8,000	41.98	—	—
119,168		103,168

The following table summarizes information about the Company’s non-vested shares outstanding as of December 31, 2020 and September 30, 2020:

Non-vested Shares	Number of Shares	Average Grant-Date Fair Value
Non-vested at September 30, 2020	24,167	$33.10
Vested	(8,167)	$14.15
Non-vested at December 31, 2020	16,000	$39.24

Note 9:	Earnings Per Share

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

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended December 31,
	2020	2019
Basic
Net income	$5,413	$547
	—	—
Net income applicable to common stock	$5,413	$547

Weighted average common shares outstanding	1,568,213	1,806,746
Basic income per share	$3.45	$0.30

Diluted
Net income applicable to common stock	$5,413	$547
Add: preferred stock dividends	—	—
Net income applicable for diluted earnings per share	$5,413	$547

Weighted average common shares outstanding	1,568,213	1,806,746
Add: Options	41,668	25,000
Add: Series B Preferred Stock	1,071,220	1,071,220
Add: Series B Preferred Stock Warrants	590,147	590,147
Add: Series E Preferred Stock	47,480	47,840
Assumed weighted average common shares outstanding	3,318,728	3,540,953
Diluted income per share	$1.63	$0.15

There are 77,500 and 175,418 common stock options that are anti-dilutive that are not included in the three months ended December 31, 2020 and 2019, diluted earnings per share computations, respectively.

Note 10:	Related Party Transactions

Isaac Capital Fund and Capital Group LLC

As of December 31, 2020, Isaac Capital Group, LLC (“ICG”) is a record and beneficial owner of approximately 46.2% of the outstanding capital stock of the Company, and Jon Isaac, the Company’s President and Chief Executive Officer, and manager and sole member of ICG, is a record and beneficial owner of approximately 54.0% of the outstanding capital stock of the Company.

ICG Term Loan

During 2015, Marquis entered into a mezzanine loan in the amount of up to $7,000 (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICG Loan to Isaac Capital Group, LLC, of which Jon Isaac, our President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed $2.0 million (the “ICG Loan”) from ICG using substantially the documentation from the ICF Loan.  The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5% Interest is payable in arrears on the last day of each month, commencing July 31, 2020.   As of December 31, 2020, and September 30, 2020, there was $2,000 outstanding on this loan.

ICG Revolving Promissory Note

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1,000 revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023.  As of December 31, 2020, the Company has not drawn on the revolving promissory note.

Series B Preferred Warrants

The warrants, discussed in Note 7, expire at various timeframes over the next two years.  However, Company and ICG entered into an agreement whereby if the warrants are not exercised on or before the applicable expiration date, the applicable expiration date is deemed automatically extended for successive two-year periods immediately prior to such expiration. All of these warrants were exercised by cashless exercise during January 2021.

JanOne Inc.

Lease agreement

Customer Connexx LLC, a wholly-owned subsidiary of JanOne Inc. (“JanOne”), rents approximately 9,900 square feet of office space from the Company at its Las Vegas office which totals 16,500 square feet. JanOne paid the Company $35 and $45 in rent and other reimbursed expenses for the three months ended December 31, 2020 and 2019, respectively. Tony Isaac and Virland Johnson are Chief Executive Officer and Board of Directors member and the Chief Financial Officer of JanOne, respectively.

Note payable

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

On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of December 31, 2020, and September 30, 2020, there was $2,826 principal outstanding on the ApplianceSmart Note.

On December 26, 2018, ASH and the Seller amended and restated the ApplianceSmart Note to, among other things, grant the Seller a security interest in the assets of ASH and ApplianceSmart in accordance with the terms of separate security agreements entered into between ASH and ApplianceSmart, respectively, and the Seller.

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. See Note 11 for a complete discussion.

Other

Note Payable to the Sellers of Vintage Stock

In connection with the purchase of Vintage Stock, on November 3, 2016, Vintage Stock entered into a seller financed mezzanine loan in the amount of $10,000 with the previous owners of Vintage Stock. The Sellers Subordinated Acquisition Note bears interest at 8% per annum, with interest payable monthly in arrears. The Sellers Subordinated Acquisition Note, as amended, has a maturity date of September 23, 2023. Rodney Spriggs, President of Vintage Stock, holds a 41% interest in the $10,000 Seller Subordinated Acquisition Note payable by Vintage Stock.

Spriggs Promissory Note

 On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments LLC (“Spriggs Investments”), a limited liability company whose sole member is Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company, that memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2,000 (the “Spriggs Loan”). The Spriggs Loan matures on July 10, 2022 and bears simple interest at a rate of 10.0% per annum. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. the Company may prepay the Spriggs Loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid, together with accrued interest thereon to the date of prepayment; provided, however, that, if the Company prepays the Spriggs Loan in whole or in part on or prior to December 10, 2020, then the Company would also be obligated to pay a prepayment penalty to Spriggs Investments in an amount equal to $100, less the amount of any interest paid or to be paid by the Company up to the date of prepayment.  the Company used the proceeds from the Spriggs Loan to finance the acquisition of Precision.  The Spriggs Promissory Note contains events of default and other provisions customary for a loan of this type. The Spriggs Loan was guaranteed by Jon Isaac, Live Ventures’ President and Chief Executive Officer, and by ICG.  .

Note 11:	Commitments and Contingencies

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

ApplianceSmart’s balance sheet as of December 31, 2020 is below. The debtor in possession assets and liabilities are primarily related to assets and liabilities incurred pre-petition and are subject to compromise.

December 31, 2020
(Unaudited)
Assets
Cash	$42
Inventories, net	284
Total debtor in possession assets	326
Right of use asset - operating leases	691
Total assets	$1,017
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$5,935
Accrued liabilities	3,128
Notes payable related parties, including current portion	2,826
Total debtor in possession liabilities	11,889
Accounts payable	42
Accrued liabilities	818
Lease obligation long term - operating leases	699
Crossroads Financial Revolver Loan	828
Taxes payable	886
Other non-current obligations
Total liabilities	15,162
Stockholders' equity:
Intercompany	1,350
Accumulated deficit	(15,495)
Total stockholders' equity	(14,145)
Total liabilities and stockholders' equity	$1,017

ApplianceSmart’s statement of operations for the period of October 1, 2020 through December 31, 2020 is below:

Three Months Ended December 31, 2020
Revenues	$296
Cost of revenues	165
Gross profit	131

Operating expenses:
General and administrative expenses	208
Total operating expenses	208
Operating income	(77)
Other (expense) income:
Interest expense, net	(46)
Accounts payable settlement	44
Other income (expense)	279
Total other (expense) income, net	277
Income before provision for income taxes	200

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

During fiscal 2019, as a result of our decision to close certain ApplianceSmart retail locations, we recorded a liability for the estimated remaining lease payments and early termination charges, as applicable, of $724. As of December 31,2020, this amount has been reduced to $405.

Warranties

During 2019, the Company became the principal for certain extended warranties, as a result, warranty reserves are included in accrued liabilities in our consolidated balance sheet.  The following table summarizes the warranty reserve activity for the three months ended December 31, 2020:

Beginning balance, September 30, 2020	$206
Warranties issued/accrued	—
Warranty settlements	(31)
Ending balance, December 31, 2020	$175

Other

During 2020, Marquis entered into a $1,100 agreement to install heating, ventilation and air conditioning in one of its manufacturing facilities.

Note 12:	Segment Reporting

The Company operates in three segments which are characterized as: (1) Retail, (2) Flooring Manufacturing, and (3) Steel Manufacturing. The Retail segment consists of Vintage Stock and ApplianceSmart, the Flooring Manufacturing Segment consists of Marquis and the Steel Manufacturing Segment consists of Precision Marshall.

The following tables summarize segment information for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019
Revenues
Retail	$22,370	$21,488
Flooring Manufacturing	30,222	20,367
Steel Manufacturing	9,735	—
Corporate & other	127	146
	$62,454	$42,001

Gross profit
Retail	$12,047	$11,120
Flooring Manufacturing	8,325	5,368
Steel Manufacturing	1,776	—
Corporate & other	121	138
	$22,269	$16,626

Operating income (loss)
Retail	$4,493	$1,859
Flooring Manufacturing	4,150	2,403
Steel Manufacturing	144	—
Corporate & other	(1,496)	(775)
	$7,291	$3,487

Depreciation and amortization
Retail	$347	$470
Flooring Manufacturing	965	605
Steel Manufacturing	393	—
Corporate & other	9	10
	$1,714	$1,085

Interest expenses
Retail	$660	$949
Flooring Manufacturing	410	390
Steel Manufacturing	268	—
Corporate & other	132	18
	$1,470	$1,357

Net income (loss) before provision for income taxes
Retail	$4,173	$236
Flooring Manufacturing	3,722	1,880
Steel Manufacturing	(164)	—
Corporate & other	(1,002)	(1,374)
	$6,729	$742

.

.

Note 13:	Subsequent Events

The Company evaluated subsequent events through the date of this Quarterly Report noting only the following:

Comvest Loan

During January 2021, the Company paid the Comvest loan in full and terminated the loan agreement.

Precision PPP Loan

During February 2021, Precision received notice that its $1,382 payroll protection program loan has been forgiven and no amounts are owed.

Series Be Preferred Warrants

All of the Series B Preferred Warrants were exercised by cashless exercise during January 2021.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended December 31, 2020, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “2020 Form 10-K”).

Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to: (i) statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations, prospects, results, and performance, (v) statements about the Chapter 11 Case, (vi) statements that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months, and (vii) statements that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2020 Form 10-K under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Our Company

Live Ventures Incorporated is a holding company of diversified businesses, which, together with our subsidiaries, we refer to as the “Company”, “Live Ventures”, “we”, “us” or “our”. We acquire and operate companies in various industries that have historically demonstrated a strong history of earnings power. We currently have three segments to our business: Retail, Flooring Manufacturing, and Steel Manufacturing.

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

Retail Segment

Our Retail Segment is composed of Vintage Stock and ApplianceSmart.

Vintage Stock

Vintage Stock is an award-winning specialty entertainment retailer offering a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through 62 retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, New Mexico, Oklahoma, Texas and Utah.

ApplianceSmart

ApplianceSmart, Inc. (collectively “ApplianceSmart”) operates one store in Ohio.  ApplianceSmart is a household appliance retailer with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, niche offerings such as close-outs, factory overruns, discontinued models, and special-buy appliances, including open box merchandise and others.

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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant and material impact on amounts reported in these financial statements. Estimates and assumptions are based on management's experience and other information available prior to the issuance of our financial statements. Our actual realized results may differ materially from management’s initial estimates as reported. Our critical and significant accounting policies include Trade and Other Receivables, Inventories, Goodwill, Revenue Recognition, Fair Value Measurements, Stock Based Compensation, Income Taxes, Segment Reporting and Concentrations of Credit Risk. For a summary of significant accounting policies and the means by which we develop estimates thereon, see Part II, Item 8 – Financial Statements - Notes to unaudited condensed consolidated financial statements Note 2 – summary of significant accounting policies in the Company’s 10-K report as filed on January 13, 2021.

Results of Operations Three Months Ended December 31, 2020 and 2019

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenue	$62,454	100.0%	$42,001	100.0%
Cost of Revenue	40,185	64.3%	25,375	60.4%
Gross Profit	22,269	35.7%	16,626	39.6%
General and Administrative Expense	12,279	19.7%	10,809	25.7%
Selling and Marketing Expense	2,699	4.3%	2,330	5.5%
Operating Income	7,291	11.7%	3,487	8.3%
Interest Expense, net	(1,470)	(2.4)%	(1,357)	(3.2)%
Impairment charges	—	0.0%	(1,207)	-2.9%
Gain on disposal of fixed assets	129	0.3%	—	0.0%
Other Income (expense)	779	1.2%	(181)	(0.4)%
Net Income before Income Taxes	6,729	10.8%	742	1.8%
Provision for Income Taxes	1,450	2.3%	195	0.5%
Net Income before Income Taxes	5,279	8.5%	547	1.3%
Net loss attributable to non-controlling interest	134	0.2%	—	0.0%
Net income attributable to Live stockholders	$5,413	8.7%	$547	1.3%

The following table sets forth revenues by segment:

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Revenue
Retail
Movies, Music, Games and Other	$22,074	35.3%	$20,275	48.3%
Appliances	296	0.5%	1,213	2.9%
Flooring Manufacturing	30,222	48.4%	20,367	48.5%
Steel Manufacturing	9,735	15.6%	—	0.0%
Corporate and other	127	0.2%	146	0.3%
Total Revenue	$62,454	100.0%	$42,001	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment:

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail
Movies, Music, Games and Other	$11,916	19.1%	$10,893	25.9%
Appliances	131	0.2%	227	0.5%
Flooring Manufacturing	8,325	13.3%	5,368	12.8%
Steel Manufacturing	1,776	2.8%	—	0.0%
Corporate and other	121	0.2%	138	0.3%
Total Gross Profit	$22,269	35.7%	$16,626	39.6%

Revenue

Revenue increased $20,453 or 49% to $62,454 for three months ended December 31, 2020 as compared to the three months ended December 31, 2019 of $42,001.

Retail: The increase in Movies, Music, Games and Other of $1,799 was primarily due the higher demand for home entertainment options as a result of public entertainment restrictions due to COVID-19. Appliance revenue decreased $917 due to the closure of certain retail locations were incurring continual decreases in sales resulting from increased competition.

Flooring Manufacturing revenues increased $9,855 as a result of the development of new products and the acquisition of Lonesome Oak in January 2020.

Steel Manufacturing revenues were $9,735 due to the acquisition of Precision Marshall during July 2020.

Cost of Revenue

Cost of revenue increased $14,810, or 58% for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, primarily due primarily to the increase in revenue.

General and Administrative Expense

General and Administrative expense increased $1,470 or 14%, for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, primarily due to expenses associated with Precision which was acquired during July 2020 and higher warehouse costs at Marquis, partially offset by a decrease in compensation and other administrative costs.

Selling and Marketing Expense

Selling and marketing expense remained relatively flat for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019.

Interest Expense, net

Interest expense, net remained relatively flat for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, due to a decrease in certain interest rates and the continued efforts to repay certain debt obligations, offset by debt incurred as part of the Precision acquisition during July 2020.

Impairment charges

During the three months ended December 31, 2019, the Company incurred $1,207 of impairment charges related to the decision to close additional ApplianceSmart retail locations. These locations physically closed during the three months ended March 31, 2020.  There were no similar transactions during the three months ended December 31, 2020.

Gain on disposal of fixed assets

During the three months ended December 31, 2020, the Company incurred a $129 gain related to the disposal of equipment. There were no similar transactions during the three months ended December 31, 2019.

Other income (expense)

During the three months ended December 31, 2020, the Company’s other income of $779 is primarily related to the settlement of certain lease liabilities and other payables. During the three months ended December 31, 2019, the Company’s other expense of $181 is primarily related to the warrant extension fair value adjustment.

Provision for Income Taxes

Provision for income taxes was $1,450, for the three months ended December 31, 2020 as compared to $195 for the three months ended December 31, 2019 primarily due to the variance in net income.

Results of Operations by Segment

	Three Months Ended December 31, 2020					Three Months Ended December 31, 2019
	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$22,370	$30,222	$9,735	$127	$62,454	$21,488	$20,367	$—	$146	$42,001
Cost of Revenue	10,323	21,897	7,959	6	40,185	10,368	14,999	—	8	25,375
Gross Profit	12,047	8,325	1,776	121	22,269	11,120	5,368	—	138	16,626
General and Administrative Expense	7,420	1,941	1,527	1,391	12,279	8,768	1,132	—	909	10,809
Selling and Marketing Expense	134	2,234	105	226	2,698	494	1,833	—	4	2,330
Operating Income (Loss)	$4,493	$4,150	$144	$(1,496)	$7,291	$1,859	$2,403	$—	$(775)	$3,487

Retail Segment

Segment results for Retail include Vintage Stock and ApplianceSmart. Revenue for the three months ended December 31, 2020 remained relatively flat, as compared to the prior year, primarily due to the closure of certain ApplianceSmart retail locations during 2019, offset by higher demand for home entertainment options as a result of public entertainment restrictions due to COVID-19. Operating income for the three months ended December 31, 2020 was $4,493, as compared to operating income of $1,859 the prior year period, primarily due to the decrease in general and administrative expense of $1,348 due to the closure of certain ApplianceSmart retail locations during 2019 and other cost saving measures.

Flooring Manufacturing Segment

Segment results for Flooring Manufacturing includes Marquis. Revenue for the three months ended December 31, 2020 increased $9,855, or 48%, as compared to the prior year period, due to increased sales of carpets and hard surface products related to development of new products and the acquisition of Lonesome Oak. Cost of revenue for the three months ended December 31, 2020 increased proportionately with revenue, as compared to the prior year period. Operating income for the three months ended December 31, 2020 increased $1,747, or 73%, as compared to the prior year period.

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

Liquidity and Capital Resources

Overview

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset-based revolver lines of credit will provide sufficient liquidity to fund our operations, pay our scheduled loan payments, repurchase shares under our share buyback program, and pay dividends on our shares of Series E Preferred Stock as declared by the Board of Directors, for at least the next 12 months.

We have the following three asset-based revolver lines of credit: (i) Texas Capital Bank Revolver Loan (“TCB Revolver”) utilized by Vintage Stock, (ii) Bank of America Revolver Loan (“BofA Revolver”) utilized by Marquis, (iii) Encina Revolver Loan (“Encina Revolver”) utilized by Precision Marshall. Additionally, we have an unsecured revolving line of credit with Isaac Capital Group (“ICG Revolver”) utilized by the Company.

As of December 31, 2020, we had total cash on hand of $7,232 and an additional $32,811 of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Coronavirus

In March 2020, there was a global outbreak of COVID-19 (Coronavirus) which continues to create challenges and unprecedented conditions.  Although there are effective vaccines for COVID-19 that have been approved for use, distribution of the vaccines did not begin until late 2020, and a majority of the public will likely not have access to a vaccination until sometime in 2021. Accordingly, there remains significant uncertainty about the duration and the extent of the impact of the COVID-19 pandemic.  These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the Company’s supply chain partners, its employees and customers, customer sentiment in general, and traffic within shopping centers, and, where applicable, malls, containing its stores.  Recommendations and/or mandates from federal, state, and local authorities to avoid large gatherings of people or self-quarantine have previously affected, and may continue to affect, traffic to the stores. As of March 31, 2020, Vintage Stock had closed all of its retail locations in response to the crisis. Beginning May 1, 2020, Vintage Stock began to reopen certain locations in compliance with government regulations and, at June 30, 2020, all Vintage Stock retail locations were reopened while maintaining compliance with government mandates. The Company is unable to predict if additional periods of store closures will be needed or mandated. During March and April 2020, Marquis conducted rolling layoffs for certain employees, however, during May 2020, most employees have returned to their respective locations. Continued impacts of the pandemic could materially adversely affect the near-term and long-term revenues, earnings, liquidity, and cash flows, and may require significant actions in response, including but not limited to, employee furloughs, reduced store hours, store closings, expense reductions or discounting of pricing of products, all in an effort to mitigate such impacts. The extent of the impact of the pandemic on the business and financial results will depend largely on future developments, including the duration of the spread of the outbreak within the U.S. and the effect of the vaccines, the impact on capital and financial markets and the related impact on consumer confidence and spending, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that the Company is not aware of currently.

Working Capital

We had working capital of $38,324 as of December 31, 2020 as compared to working capital of $38,566 as of September 30, 2020. Such changes in working capital were primarily attributable to the increase in short term lease obligations due to the adoption of the new lease accounting standard, an increase in the current portion of debt, a decrease in trade receivables and net debtor in possession liabilities.

Cash Flows from Operating Activities

The Company’s cash and cash equivalents as of December 31, 2020 was $7,232 compared to $8,984 as of September 30, 2020, a decrease of $1,752.  Net cash provided by operations was $8,668 for the three months ended December 31, 2020 as compared to net cash provided by operations of $2,999 for the same period in 2019 primarily due to the Result of operations discussed above.

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

Cash Flows from Investing Activities

Our cash flows used in investing activities of $3,258 for the three months ended December 31, 2020 consisted primarily of purchases of property and equipment. Our cash flows used in investing activities of $645 for the three months ended December 31, 2019 consisted primarily of purchases of property and equipment.

Cash Flows from Financing Activities

Our cash flows used in financing activities during the three months ended December 31, 2020 consisted of $3,289 in net payments under revolver loans, payment on notes payable of $5,712, partially offset by the issuance of notes payable of $2,130 primarily associated with the acquisition of a facility by Marquis.

Our cash flows used in financing activities during the three months ended December 31, 2019 consisted of $972 net payments under revolver loans, purchase of treasury stock $343, payment on notes payable $2,042 and cash classified as debtor in possession of $173.

Currently, the Company does not intend to issue shares of its common stock for liquidity purposes. We prefer to use asset-based lending arrangements and mezzanine financing together with Company provided capital to finance acquisitions and have done so historically.

Sources of Liquidity

We utilize cash on hand and cash generated from operations and have funds available to us under our revolving loan facilities to cover normal and seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of demand deposits with commercial banks. Our term debt facilities are not revolving credit facilities and require scheduled payments of principal and interest.

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver subject to availability as described in Note 5 to the consolidated financial statements. The following tables summarize the TCB Revolver for the period:

	During the three months ended December 31,
	2020	2019
Cumulative borrowing during the period	$20,700	$18,626
Cumulative repayment during the period	22,281	19,709
Maximum borrowed during the period	8,930	11,798
Weighted average interest for the period	2.40%	4.13%

	December 31, 2020	September 30, 2020
Total availability	$6,466	$5,520
Total outstanding	5,534	7,115

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 5 to the consolidated financial statements. The following tables summarize the BofA Revolver for the period:

	During the three months ended December 31,
	2020	2019
Cumulative borrowing during the period	$33,126	$24,344
Cumulative repayment during the period	35,790	23,817
Maximum borrowed during the period	11,347	2,083
Weighted average interest for the period	0.00%	3.66%

	December 31, 2020	September 30, 2020
Total availability	$24,924	$21,732
Total outstanding	—	—

Encina Revolver

Precision may borrow funds for operations under the Encina Revolver subject to availability as described in Note 5 to the consolidated financial statements.

	During the three months ended December 31,
	2020	2019
Cumulative borrowing during the period	$8,431	$—
Cumulative repayment during the period	10,084	—
Maximum borrowed during the period	1,000	—
Weighted average interest for the period	6.50%	0.00%

	December 31, 2020	September 30, 2020
Total availability	$588	$421
Total outstanding	13,233	14,886

Future Sources of Cash; New Products and Services

We may require additional debt financing and/or capital to finance new acquisitions, refinance existing indebtedness or other strategic investments in our business. Other sources of financing may include stock issuances and additional loans or other forms of financing. Any financing obtained may further dilute or otherwise impair the ownership interest of our existing stockholders.

Off-Balance Sheet Arrangements

At December 31, 2020, we had no off-balance sheet arrangements, commitments, or guarantees that require additional disclosure or measurement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2020.  Management noted the following deficiencies that management believes to be material weaknesses:

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

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

Please refer to ‘‘Item 3. Legal Proceedings’’ in our Annual Report on Form 10-K for the year ended September 30, 2020 for information regarding material pending legal proceedings. There have been no new material legal proceedings and no material developments in the legal proceedings previously disclosed.

ITEM 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  Unregistered Sales of Equity Securities and Use of funds

On February 20, 2018, the Company announced a $10 million common stock repurchase program. In October 2020, the Board approved an extension of the term of the repurchase plan from February 15, 2021 to June 1, 2021. Below are the purchases during the three months ended December 31, 2020:

Period	Number of Shares	Average Purchase Price Paid	Number of Share Purchases as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
October 2020	16,489	$10.51	16,489	$8,384,250
November 2020	11,029	11.27	11,029	8,257,891
December 2020	6,408	11.49	6,408	8,183,301
	33,926		33,926

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

Live Ventures Incorporated

Dated: February 16, 2021	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 16, 2021	/s/ Virland A. Johnson
Chief Financial Officer
(Principal Financial Officer)