Form 10-Q
period 2021-03-31
LIVE VENTURES Inc
filed 2021-05-17
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of May 13, 2021 was 1,555,175.

INDEX TO FORM 10-Q FILING

FOR THE SIX MONTHS ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	March 31, 2021	September 30, 2020
	(Unaudited)
Assets
Cash	$11,928	$8,984
Trade receivables, net	21,962	20,121
Inventories, net	61,826	64,525
Prepaid expenses and other current assets	1,254	1,778
Debtor in possession assets	200	520
Total current assets	97,170	95,928
Property and equipment, net	31,660	30,376
Right of use asset - operating leases	28,378	30,894
Deposits and other assets	459	223
Deferred taxes	—	1,021
Intangible assets, net	850	1,063
Goodwill	37,754	37,754
Total assets	$196,271	$197,259
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$10,661	$9,117
Accrued liabilities	12,260	14,822
Income taxes payable	3,498	736
Current portion of lease obligations - operating leases	7,104	7,176
Current portion of long-term debt	9,878	11,986
Current portion of notes payable related parties	—	1,297
Debtor-in-possession liabilities	11,842	12,228
Total current liabilities	55,243	57,362
Long-term debt, net of current portion	52,979	63,390
Lease obligation long term - operating leases	25,782	28,101
Notes payable related parties, net of current portion	4,000	4,000
Deferred taxes	312	—
Other non-current obligations	405	734
Total liabilities	138,721	153,587
Commitments and contingencies
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 315,790 and 214,244 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 1,555,175 and 1,589,101 shares issued and outstanding at March 31, 2021 and September 30, 2020, respectively	2	2
Paid in capital	64,759	64,472
Treasury stock common 533,011 shares as of March 31, 2021 and 499,805 shares as of September 30, 2020	(4,481)	(4,098)
Treasury stock Series E preferred 50,000 shares as of March 31, 2021 and of September 30, 2020	(7)	(7)
Accumulated deficit	(2,282)	(16,429)
Equity attributable to Live stockholders	57,991	43,940
Non-controlling interest	(441)	(268)
Total stockholders' equity	57,550	43,672
Total liabilities and stockholders' equity	$196,271	$197,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Revenues	$70,890	$46,431	$133,344	$88,432
Cost of revenues	44,400	28,655	84,585	54,030
Gross profit	26,490	17,776	48,759	34,402

Operating expenses:
General and administrative expenses	12,565	11,701	24,844	22,510
Sales and marketing expenses	2,800	3,007	5,499	5,337
Total operating expenses	15,365	14,708	30,343	27,847
Operating income	11,125	3,068	18,416	6,555
Other (expense) income:
Interest expense, net	(1,649)	(1,270)	(3,119)	(2,627)
Gain on lease settlement, net	—	837	—	223
Gain on Payroll Protection Program loan forgiveness	1,382	—	1,382	—
Gain on disposal of fixed assets	(129)	—	—	—
Gain on bankruptcy settlement	1,115	—	1,115	—
Other income (expense)	79	(125)	858	(306)
Total other (expense) income, net	798	(558)	236	(2,710)
Income before provision for income taxes	11,923	2,510	18,652	3,845
Provision for income taxes	3,228	629	4,678	979
Net income	8,695	1,881	13,974	2,866
Net loss attributable to non-controlling interest	39	—	173	—
Net income attributable to Live stockholders	$8,734	$1,881	$14,147	$2,866

Income per share:
Basic	$5.62	$1.07	$9.22	$1.61
Diluted	$2.66	$0.54	$4.34	$0.82

Weighted average common shares outstanding:
Basic	1,555,175	1,752,908	1,534,287	1,779,706
Diluted	3,284,133	3,462,115	3,263,245	3,488,913

Dividends declared - series B convertible preferred stock	$—	$—	$—	$—
Dividends declared - series E convertible preferred stock	$—	$—	$—	$—
Dividends declared - common stock	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Six Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$13,974	$2,866
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	3,420	2,477
Gain on lease settlement, net	—	(223)
Gain or loss on disposal of property and equipment	(23)	106
Gain on Payroll Protection Program loan forgiveness	(1,382)	—
Gain on bankruptcy settlement	(1,115)	—
Amortization of debt issuance cost	612	212
Stock based compensation expense	287	48
Warrant extension fair value adjustment	—	368
Amortization of right-to-use assets	125	463
Change in reserve for uncollectible accounts	658	421
Change in reserve for obsolete inventory	964	(139)
Change in deferred income taxes	1,334	839
Change in other	(148)	(218)
Changes in assets and liabilities:
Trade receivables	(2,499)	117
Inventories	1,935	4,691
Income taxes	2,763	88
Prepaid expenses and other current assets	529	1,228
Deposits and other assets	(235)	128
Accounts payable	2,594	(5,918)
Accrued liabilities	(2,882)	(983)
Net cash provided by operating activities	20,911	6,571

INVESTING ACTIVITIES:
Purchase of intangible assets	—	(4)
Lonesome Oak acquisition	—	(550)
Purchase of property and equipment	(5,469)	(1,858)
Net cash provided by (used in) investing activities	(5,469)	(2,412)

FINANCING ACTIVITIES:
Net borrowings (payments) under revolver loans	(4,554)	2,640
Purchase of series E preferred treasury stock	—	(3)
Proceeds from issuance of notes payable	2,258	5,000
Purchase of common treasury stock	(383)	(759)
Payments on related party notes payable	(2,000)	—
Debtor-in-possession cash	112	(187)
Payments on notes payable	(7,931)	(12,035)
Net cash used in financing activities	(12,498)	(5,344)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,944	(1,185)
CASH AND CASH EQUIVALENTS, beginning of period	8,984	2,681
CASH AND CASH EQUIVALENTS, end of period	$11,928	$1,496

Supplemental cash flow disclosures:
Interest paid	$2,516	$1,187
Income taxes paid	$369	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance, December 31, 2020	214,244	$—	47,840	$—	1,555,175	$2	$64,489	$(7)	$(4,481)	$(11,016)	$(402)	$48,585
Stock based compensation	—	—	—	—	—	—	270	—	—	—	—	270
Warrant exercise	101,546	—	—	—	—	—	—	—	—	—		—
Net income	—	—	—	—	—	—	—	—	—	8,734	(39)	8,695
Balance, March 31, 2021	315,790	$—	47,840	$—	1,555,175	$2	$64,759	$(7)	$(4,481)	$(2,282)	$(441)	$57,550

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, December 31, 2019	214,244	$—	47,840	$—	1,784,310	$2	$64,219	$(7)	$(2,781)	$(26,370)	$35,063
Stock based compensation	—	—	—	—	—	—	19	—	—	—	19
Warrant extension fair value adjustment	—	—	—	—	—	—	102	—	—	—	102
Purchase of common treasury stock	—	—	—	—	(64,868)	—	—	—	(416)	—	(416)
Net income	—	—	—	—	—	—	—	—	—	1,881	1,881
Balance, March 31, 2020	214,244	$—	47,840	$—	1,719,442	$2	$64,340	$(7)	$(3,197)	$(24,489)	$36,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Non-controlling Interest	Total Equity
Balance, September 30, 2020	214,244	$—	47,840	$—	1,589,101	$2	$64,472	$(7)	$(4,098)	$(16,429)	$(268)	$43,672
Stock based compensation	—	—	—	—	—	—	287	—	—	—	—	287
Warrant exercise	101,546	—	—	—	—	—		—	—	—	—	—
Purchase of common treasury stock	—	—	—	—	(33,926)	—	—	—	(383)	—	—	(383)
Net income	—	—	—	—	—	—	—	—	—	14,147	(173)	13,974
Balance, March 31, 2021	315,790	$—	47,840	$—	1,555,175	$2	$64,759	$(7)	$(4,481)	$(2,282)	$(441)	$57,550

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Accumulated Deficit	Total Equity
Balance, September 30, 2019	214,244	$—	77,840	$—	1,826,009	$2	$63,924	$(4)	$(2,438)	$(27,355)	$34,129
Stock based compensation	—	—	—	—	—	—	48	—	—	—	48
Warrant extension fair value adjustment	—	—	—	—	—	—	368	—	—	—	368
Purchase of common treasury stock	—	—	—	—	(106,567)	—	—	—	(759)	—	(759)
Purchase of Series E preferred stock	—	—	(30,000)	—	—	—	—	(3)	—	—	(3)
Net income	—	—	—	—	—	—	—	—	—	2,866	2,866
Balance, March 31, 2020	214,244	$—	47,840	$—	1,719,442	$2	$64,340	$(7)	$(3,197)	$(24,489)	$36,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands, except per share)

Note 1:	Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium sized business to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The Company continues to actively develop, revise and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments: Retail, Flooring Manufacturing, and Steel Manufacturing. Included in the Retail segment: (i) Vintage Stock, Inc. (“Vintage Stock”), through which the Company is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components and (ii) ApplianceSmart, Inc. (“ApplianceSmart”), through which the Company is engaged in the sale of new major appliances through a retail store. Included in the Flooring Manufacturing segment is Marquis Industries, Inc. (“Marquis”), which is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. Included in the Steel Manufacturing Segment is Precision Industries, Inc. (“Precision Marshall”), which is engaged in the manufacture and sale of alloy and steel plates, ground flat stock, and drill rods.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three and six months ended March 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2021. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2020 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 13, 2021 (the “2020 10-K”).

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

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation.

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

The Company leases retail stores, warehouse facilities, and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2040 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases percentage rent, and require us to pay all insurance, taxes, and other maintenance costs. As a result, the Company recognizes assets and liabilities for all leases with lease terms greater than 12 months. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s blended incremental borrowing rate based on information available associated with each subsidiary’s debt outstanding at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

The weighted average remaining lease term is 12.4 years.  Our weighted average discount rate is 8.9%.  Total cash payments for the six months ended March 31, 2021 and 2020 were $1,705 and $3,872, respectively Additionally, we obtained right-of-use assets in exchange for lease liabilities of approximately $7,600 upon commencement of operating leases during the the six months ended March 31, 2021.

The following table details our right of use assets and lease liabilities as of March 31, 2021:

March 31, 2021
Right of use asset - operating leases	$28,378
Operating lease liabilities:
Current	7,104
Long term	25,782

Total present value of future lease payments as of March 31, 2021:

Twelve months ended March 31,
2022	$7,747
2023	6,382
2024	4,852
2025	3,566
2026	2,508
Thereafter	13,175
Total	38,230
Less implied interest	(5,344)
Present value of payments	$32,886

During the six months ended March 31, 2020, the Company recorded a net gain on lease settlement of $223 which consisted of impairment charges of $614 related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases, offset by a gain on lease settlement of $837 resulting from the extinguishment of the lease liability associated with the closed retail locations.  There were no similar charges for the six months ended March 31, 2021.

Note 4:	Balance Sheet Detail Information

	March 31, 2021	September 30, 2020
Trade receivables, current, net:
Accounts receivable, current	$22,024	$20,197
Less: Reserve for doubtful accounts	(62)	(76)
	$21,962	$20,121
Trade receivables , long term, net:
Accounts receivable, long term	$—	$196
Less: Reserve for doubtful accounts	—	(196)
	$—	$—
Total trade receivables, net:
Gross trade receivables	$22,024	$20,393
Less: Reserve for doubtful accounts	(62)	(272)
	$21,962	$20,121
Inventory, net
Raw materials	$13,849	$13,175
Work in progress	11,217	11,747
Finished goods	23,045	25,009
Merchandise	15,785	17,729
	63,896	67,660
Less: Inventory reserves	(2,070)	(3,135)
	$61,826	$64,525
Property and equipment, net:
Building and improvements	$11,574	$9,908
Transportation equipment	121	480
Machinery and equipment	31,713	27,217
Furnishings and fixtures	3,806	2,908
Office, computer equipment and other	2,712	3,445
	49,926	43,958
Less: Accumulated depreciation	(18,266)	(13,582)
	$31,660	$30,376
Intangible assets, net:
Domain name and marketing related intangibles	$90	$90
Customer relationship intangibles	2,689	2,689
Purchased software	120	121
	2,899	2,900
Less: Accumulated amortization	(2,049)	(1,837)
	$850	$1,063
Accrued liabilities:
Compensation and benefits	$2,861	$4,178
Accrued sales and use taxes	1,590	1,251
Accrued property taxes	160	270
Accrued gift card and escheatment liability	1,561	1,534
Accrued interest payable	258	280
Accrued accounts payable and bank overdrafts	1,729	3,818
Accrued professional fees	1,910	2,191
Customer deposits	220	169
Accrued expenses - other	1,971	1,131
	$12,260	$14,822

Note 5:	Long Term Debt

Long-term debt as of March 31, 2021 and September 30, 2020 consisted of the following:

	March 31, 2021	September 30, 2020
Bank of America Revolver Loan	$—	$—
Encina Business Credit Revolver Loan	12,227	14,886
Texas Capital Bank Revolver Loan	5,486	7,115
Crossroads Financial Revolver Loan	618	883
Encina Business Credit Term Loan	1,491	1,663
Note Payable Comvest Term Loan	—	5,554
Note Payable to the Sellers of Vintage Stock	8,000	10,000
Note #1 Payable to Banc of America Leasing & Capital LLC	803	1,229
Note #3 Payable to Banc of America Leasing & Capital LLC	1,594	1,862
Note #4 Payable to Banc of America Leasing & Capital LLC	490	572
Note #5 Payable to Banc of America Leasing & Capital LLC	2,264	2,538
Note #6 Payable to Banc of America Leasing & Capital LLC	689	758
Note #7 Payable to Banc of America Leasing & Capital LLC	4,403	4,681
Note #8 Payable to Banc of America Leasing & Capital LLC	3,158	3,091
Note Payable to Extruded Fibers	1,300	2,900
Note Payable to JCM Holdings	1,918	—
Note Payable to the Sellers of Precision Marshall	2,500	2,500
Note Payable to Store Capital Acquisitions, LLC	9,226	9,243
Payroll Protection Program	4,768	6,151
JanOne Inc. (Note 11)	—	—
Isaac Capital Group	2,000	2,000
Spriggs Investments, LLC	2,000	2,000
Sellers of Lonesome Oak	1,254	1,297
Note payable to individuals, interest at 10-11% per annum, payable on a 90 day written notice, unsecured	707	707
Note payable to individuals, interest at 7% per annum, unsecured	259	—
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023	633	810
Total notes payable	67,788	82,440
Less unamortized debt issuance costs	(931)	(1,767)
Net amount	66,857	80,673
Less current portion	(9,878)	(13,283)
Long-term portion	$56,979	$67,390

Future maturities of long-term debt at March 31, 2021, are as follows which does not include related party debt separately stated:

Twelve months ending March 31,
2022	$9,878
2023	15,762
2024	24,251
2025	2,091
2026	3,472
Thereafter	12,334
Total	$67,788

Bank of America Revolver Loan

On July 6, 2015 (as amended), Marquis entered into a $25,000 revolving credit agreement (“BofA Revolver”) with Bank of America Corporation (“BofA”). The BofA Revolver is an asset-based facility that matures on January 31, 2025 and is secured by substantially all of Marquis’ assets. Availability under the BofA Revolver is subject to a monthly borrowing base calculation.  Marquis’ ability to borrow under the BofA Revolver is subject to the satisfaction of certain conditions, including satisfying all loan covenants under the credit agreement with BofA.

The following tables summarize the BofA Revolver for the six months ended March 31, 2021 and 2020 and as of March 31, 2021 and September 30, 2020:

	During the six months ended March 31,
	2021	2020
Cumulative borrowing during the period	$62,263	$60,479
Cumulative repayment during the period	66,973	55,035
Maximum borrowed during the period	—	11,347
Weighted average interest for the period	0.00%	3.52%

	March 31, 2021	September 30, 2020
Total availability	$29,207	$21,732
Total outstanding	—	—

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

The following tables summarize the Encina Revolver Loans for the for the six months ended March 31, 2021 and 2020 and as of March 31, 2021 and September 30, 2020:

	During the six months ended March 31,
	2021	2020
Cumulative borrowing during the period	$19,525	$—
Cumulative repayment during the period	22,185	—
Maximum borrowed during the period	1,100	—
Weighted average interest for the period	6.50%	0.00%

	March 31, 2021	September 30, 2020
Total availability	$1,606	$421
Total outstanding	12,227	14,886

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

The following tables summarize the TCB Revolver for the six months ended March 31, 2021 and 2020 and as of March 31, 2021 and September 30, 2020:

	During the six months ended March 31,
	2021	2020
Cumulative borrowing during the period	$44,915	$35,808
Cumulative repayment during the period	46,544	37,831
Maximum borrowed during the period	8,930	11,798
Weighted average interest for the period	2.38%	4.02%

	March 31, 2021	September 30, 2020
Total availability	$6,514	$5,520
Total outstanding	5,486	7,115

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

Comvest Loan

During January 2021, the Company paid the Comvest loan in full and, as a result, the loan agreement and the related instruments, documents, and agreements, were terminated.

Precision PPP Loan

During February 2021, Precision received notice that its $1,382 payroll protection program loan has been forgiven and no amounts are owed.

Loan Covenant Compliance

We were in compliance as of March 31, 2021 with all covenants under our existing revolving and other loan agreements, with the exception of covenants related to the Crossroads Revolver.

Note 6:	Stockholders’ Equity

Series E Convertible Preferred Stock

As of March 31, 2021, and September 30, 2020, there were 47,840 and 47,840 shares outstanding of Series a Preferred Stock, respectively. During the six months ended March 31, 2020, the Company repurchased 30,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $3.

Treasury Stock

For the six months ended March 31, 2021 and 2020, the Company purchased 33,926 and 106,567 shares of its common stock on the open market for $383 and $759, respectively.

Note 7:	Warrants

As of September 30, 2020 the Company had 118,029 warrants to purchase shares of Series B Convertible Preferred Stock outstanding with a weighted average exercise price of $20.80 expiring at various timeframes over the next two years.  The Company and ICG have entered into agreements whereby if the warrants are not exercised on or before the applicable expiration date, the applicable expiration date is deemed automatically extended for successive two-year periods, immediately prior to such expiration. During the three and six months ended March 31, 2020, the Company recorded a fair value adjustment of $102 and $368, respectively, related to the extension of warrants that expired during this period.  There was no such adjustment during the three and six months ended March 31, 2021.

In January 2021, all of the warrants were exercised (via cashless exercise) for shares of Series B Convertible Preferred Stock.

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

The following table summarizes stock option activity for the twelve months ended September 30, 2020 and the six months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2019	200,418	$16.37	2.40	$27
Forfeited	(81,250)
Outstanding at September 30, 2020	119,168	$19.07	2.71	$—
Exercisable at September 30, 2020	95,001	$15.50	1.55	$—

Outstanding at September 30, 2020	119,168	$19.07	2.71	$—
Granted	1,250
Exercised	—
Forfeited	—
Outstanding at March 31, 2021	120,418	$19.12	2.87	$564
Exercisable at March 31, 2021	107,168	$16.71	2.19	$564

The Company recognized compensation expense of $270 and $19 during the three months ended March 31, 2021 and 2020, respectively, and $287 and $48 during the six months ended March 31, 2021 and 2020, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures and the revaluation for existing options whereby the expiration date was extended.

At March 31, 2021, the Company had $55 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects to recognize as compensation expense through December 2021.

The exercise price for stock options outstanding and exercisable outstanding at March 31, 2021 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price ($)	Number of Options	Exercise Price ($)
25,000	10.00	25,000	10.00
16,668	10.86	16,668	10.86
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
25,000	15.18	25,000	15.18
8,000	23.41	8,000	23.41
1,250	23.89	—	—
8,000	27.60	8,000	27.60
8,000	31.74	8,000	31.74
8,000	36.50	4,000	36.50
8,000	41.98	—	—
120,418		107,168

The following table summarizes information about the Company’s non-vested shares outstanding as of March 31, 2021:

Non-vested Shares	Number of Shares	Average Grant-Date Fair Value
Non-vested at September 30, 2020	24,167	$33.10
Granted	1,250	$23.89
Vested	(12,167)	$26.15
Non-vested at March 31, 2021	13,250	$38.62

The following table depicts the Black-Scholes model valuation assumptions for the stock options granted during the six months ended March 31, 2021.  There were no stock option grants during the six months ended March 31, 2020.

Risk-free interest rate	1.15%
Expected life of the options	6 years
Expected volatility	99%
Expected dividend yield	0%

Note 9:	Earnings Per Share

Net earnings per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Diluted net earnings per share is computed using the weighted average number of shares of common stock outstanding and if dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of the additional shares of common stock issuable in respect of restricted share awards, stock options and convertible preferred stock. Preferred stock dividends are subtracted from net earnings to determine the amount available to common stockholders.

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Basic
Net income	$8,734	$1,881	$14,147	$2,866
Less: preferred stock dividends	—	—	—	—
Net income applicable to common stock	$8,734	$1,881	$14,147	$2,866

Weighted average common shares outstanding	1,555,175	1,752,908	1,534,287	1,779,706
Basic earnings per share	$5.62	$1.07	$9.22	$1.61

Diluted
Net income applicable to common stock	$8,734	$1,881	$14,147	$2,866
Add: preferred stock dividends	—	—	—	—
Net income applicable for diluted earnings per share	$8,734	$1,881	$14,147	$2,866

Weighted average common shares outstanding	1,555,175	1,752,908	1,534,287	1,779,706
Add: Options	87,168	—	87,168	—
Add: Series B Preferred Stock	1,593,950	1,071,220	1,593,950	1,071,220
Add: Series B Preferred Stock Warrants	—	590,147	—	590,147
Add: Series E Preferred Stock	47,840	47,840	47,840	47,840
Assumed weighted average common shares outstanding	3,284,133	3,462,115	3,263,245	3,488,913
Diluted earnings per share	$2.66	$0.54	$4.34	$0.82

There are 33,250 and 200,418 options to purchase shares of common stock that are anti-dilutive that are not included in the three and six months ended March 31, 2021, diluted earnings per share computations, respectively.

Note 10:	Related Party Transactions

Transactions with Isaac Capital Fund and Capital Group LLC

As of March 31, 2021, Isaac Capital Group LLC (“ICG”) owned 259,902 shares of Series B Preferred Stock that are convertible into 1,299,510 shares of common stock.  Jon Isaac is the President and sole member of ICG and accordingly has sole voting and dispositive power with respect to such shares. ICG beneficially owns 45.5% of the Company’s outstanding capital stock.  The holders of shares of the Series B Stock have agreed not to sell transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of such shares or any shares into which they may be converted (e.g., common stock) or for which they may be exchanged. This “lockup” agreement expires on December 31, 2021.  Jon Isaac, the Company’s President and Chief Executive Officer, and manager and sole member of ICG, 193,677 shares of common stock and holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable.

ICG Term Loan

During 2015, Marquis entered into a mezzanine loan in the amount of up to $7,000 (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICG Loan to ICG, of which Jon Isaac, our President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed $2.0 million (the “ICG Loan”) from ICG using substantially the documentation from the ICF Loan.  The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5% Interest is payable in arrears on the last day of each month, commencing July 31, 2020.   As of March 31, 2021, and September 30, 2020, there was $2,000 outstanding on this loan.

ICG Revolving Promissory Note

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1,000 revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023.  As of March 31, 2021, the Company has not drawn on the revolving promissory note.

Series B Preferred Stock Warrants

As discussed in Note 7, the warrants were set to expire at various times over the next two years, subject to the automatic extension discussed in Note 7. All of these warrants were exercised by cashless exercise during January 2021.

Transactions with JanOne Inc.

Lease agreement

Customer Connexx LLC, a wholly-owned subsidiary of JanOne Inc. (“JanOne”), rents approximately 9,900 square feet of office space from the Company at its Las Vegas office which totals 16,500 square feet.  JanOne paid the Company $50 and $89 in rent and other reimbursed expenses for the three months ended March 31, 2021 and 2020, respectively. JanOne paid the Company $88 and $181 in rent and other reimbursed expenses for the six months ended March 31, 2021 and 2020, respectively. Tony Isaac and Virland Johnson are President and Chief Executive Officer and Board of Directors member, and the Chief Financial Officer of JanOne, respectively.

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

On April 25, 2018, ASH delivered to the Seller that certain Promissory Note (the “ApplianceSmart Note”) in the original principal amount of $3,919 (the “Original Principal Amount”), as such amount may be adjusted per the terms of the ApplianceSmart Note. The ApplianceSmart Note is effective as of April 1, 2018 and matures on April 1, 2021 (the “Maturity Date”). The ApplianceSmart Note bears interest at 5% per annum with interest payable monthly in arrears. Ten percent of the outstanding principal amount will be repaid annually on a quarterly basis, with the accrued and unpaid principal due on the Maturity Date. ApplianceSmart has agreed to guaranty repayment of the ApplianceSmart Note. The remaining $2,581 of the Purchase Price was paid in cash by ASH to the Seller. ASH may reborrow funds, and pay interest on such re-borrowings, from the Seller up to the Original Principal Amount. As of March 31, 2021, and September 30, 2020, there was $2,826 principal outstanding on the ApplianceSmart Note.

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

Transactions with Vintage Stock CEO

Note Payable to the Sellers of Vintage Stock

In connection with the purchase of Vintage Stock, on November 3, 2016, Vintage Stock entered into a seller financed mezzanine loan in the amount of $10,000 (as amended, the “Sellers Subordinated Acquisition Note”) with the previous owners of Vintage Stock, one of whom was Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company. The Sellers Subordinated Acquisition Note bears interest at 8% per annum, with interest payable monthly in arrears. The Sellers Subordinated Acquisition Note, has a maturity date of September 23, 2023. Mr. Spriggs holds a 41% interest in the Sellers Subordinated Acquisition Note. As of March 31, 2021, the amount owed was $8,000.

Spriggs Promissory Note

 On July 10, 2020, the Company executed a promissory note (the “Spriggs Promissory Note”) in favor of Spriggs Investments LLC (“Spriggs Investments”), a limited liability company whose sole member is Mr. Spriggs. The Spriggs Promissory Note memorializes a loan by Spriggs Investments to the Company in the initial principal amount of $2,000 (the “Spriggs Loan”). The Spriggs Loan matures on July 10, 2022 and bears simple interest at a rate of 10.0% per annum. Interest is payable in arrears on the last day of each month, commencing July 31, 2020. the Company may prepay the Spriggs Loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid, together with accrued interest thereon to the date of prepayment.  The Company used the proceeds from the Spriggs Loan to finance, in part, the acquisition of Precision Marshall.  The Spriggs Promissory Note contains events of default and other provisions customary for a loan of this type. The Spriggs Loan was guaranteed by Jon Isaac, Live Ventures’ President and Chief Executive Officer, and by ICG.

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

ApplianceSmart Bankruptcy and Other ApplianceSmart Related Litigation Matters

On August 4, 2020, Valassis Communications, Inc. and Valassis Digital Corp. (collectively, “Valassis”) filed suit against ApplianceSmart Holdings LLC in the State of Michigan, Third Judicial Circuit, Wayne County, alleging, among other things, breach of contract and account stated and seeking damages of approximately $700.  This matter has since been removed to United States District Court, Eastern District of Michigan, Southern Division.  The Company believes that ApplianceSmart, Inc., not ApplianceSmart Holdings LLC, is the responsible party.  On December 9, 2019, ApplianceSmart filed a Chapter 11 Case in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code. The bankruptcy affects Live Ventures’ indirect subsidiary ApplianceSmart only and does not affect any other subsidiary of Live Ventures, including, but not limited to ASH, or Live Ventures itself

On December 12, 2019, Crossroads Center LLC served a lawsuit against ApplianceSmart in the District Court for the State of Minnesota, County of Olmsted, alleging, among other things, breach of contract and seeking damages in excess of $64.  This matter has been stayed as a result of the Chapter 11 Case.

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

ApplianceSmart’s balance sheet as of March 31, 2021 is below. The debtor in possession assets and liabilities are primarily related to assets and liabilities incurred pre-petition and are subject to compromise.

March 31, 2021
(Unaudited)
Assets
Cash	$19
Inventories, net	181
Total debtor in possession assets	200
Right of use asset - operating leases	665
Other	13
Total assets	$878
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$5,879
Accrued liabilities	3,137
Notes payable related parties, including current portion	2,826
Total debtor in possession liabilities	11,842
Accounts payable	136
Accrued liabilities	706
Lease obligation long term - operating leases	691
Crossroads Financial Revolver Loan	618
Taxes payable	904
Total liabilities	14,897
Stockholders' equity:
Intercompany	1,555
Accumulated deficit	(15,574)
Total stockholders' equity	(14,019)
Total liabilities and stockholders' equity	$878

ApplianceSmart’s statement of operations for the period of October 1, 2020 through March 31, 2021 is below:

Six months ended March 31, 2021
Revenues	$648
Cost of revenues	360
Gross profit	288

Operating expenses:
General and administrative expenses	408
Total operating expenses	408
Operating income	(120)
Other (expense) income:
Interest expense, net	(83)
Accounts payable settlement	44
Other income (expense)	279
Total other (expense) income, net	240
Income before provision for income taxes	120

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

During fiscal 2019, as a result of our decision to close certain ApplianceSmart retail locations, we recorded a liability for the estimated remaining lease payments and early termination charges, as applicable, of $724. As of March 31, 2021, this amount has been reduced to $405.

Warranties

During 2019, the Company became the principal for certain extended warranties, as a result, warranty reserves are included in accrued liabilities in our consolidated balance sheet.  The following table summarizes the warranty reserve activity for the six months ended March 31, 2021:

Beginning balance, September 30, 2020	$206
Warranties issued/accrued	—
Warranty settlements	(35)
Ending balance, March 31, 2021	$171

Note 12:	Segment Reporting

The Company operates in three segments which are characterized as: (1) Retail, (2) Flooring Manufacturing, and (3) Steel Manufacturing. The Retail segment consists of Vintage Stock and ApplianceSmart, the Flooring Manufacturing Segment consists of Marquis, and the Steel Manufacturing Segment consists of Precision Marshall.

The following tables summarize segment information for the three and six months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Revenues
Retail	$24,003	$18,986	$46,373	$40,474
Flooring Manufacturing	32,972	27,301	63,194	47,668
Steel Manufacturing	13,793	—	23,528	—
Corporate & other	122	144	249	290
	$70,890	$46,431	$133,344	$88,432

Gross profit
Retail	$12,970	$10,330	$25,017	$21,455
Flooring Manufacturing	10,022	7,313	18,347	12,676
Steel Manufacturing	3,380	—	5,156	—
Corporate & other	118	133	239	271
	$26,490	$17,776	$48,759	$34,402

Operating income (loss)
Retail	$5,071	$1,331	$9,564	$3,195
Flooring Manufacturing	6,011	2,703	10,161	5,101
Steel Manufacturing	1,742	—	1,886	—
Corporate & other	(1,699)	(966)	(3,195)	(1,741)
	$11,125	$3,068	$18,416	$6,555

Depreciation and amortization
Retail	$391	$479	$738	$949
Flooring Manufacturing	907	887	1,872	1,492
Steel Manufacturing	396	—	789	—
Corporate & other	11	27	20	37
	$1,706	$1,392	$3,420	$2,477

Interest expenses
Retail	$582	$815	$1,242	$1,764
Flooring Manufacturing	648	440	1,058	830
Steel Manufacturing	288	—	556	—
Corporate & other	131	15	263	33
	$1,649	$1,270	$3,119	$2,627

Net income (loss) before provision for income taxes
Retail	$4,485	$1,205	$8,658	$1,450
Flooring Manufacturing	5,171	2,111	8,893	3,991
Steel Manufacturing	2,460	—	2,296	—
Corporate & other	(193)	(806)	(1,195)	(1,596)
	$11,923	$2,510	$18,652	$3,845

Note 13:	Subsequent Events

The Company evaluated subsequent events through the date of this Quarterly Report noting no reportable events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and six months ended March 31, 2021, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “2020 Form 10-K”).

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

Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2020 Form 10-K under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Under the Live Ventures brand, we seek opportunities to acquire profitable and well-managed companies. We work closely with third party advisors who will help us identify target companies that fit within the criteria we have established for opportunities that will provide synergies with our businesses.

Our principal offices are located at 325 E. Warm Springs Road, Suite 102, Las Vegas, Nevada 89119, our telephone number is (702) 939-0231, and our corporate website (which does not form part of this Quarterly Report Form 10-Q) is located at www.liveventures.com. Our common stock trades on the Nasdaq Capital Market under the symbol “LIVE”.

Retail Segment

Our Retail Segment is composed of Vintage Stock and ApplianceSmart.

Vintage Stock

Vintage Stock is an award-winning specialty entertainment retailer offering a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through more than 60 retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, New Mexico, Oklahoma, Texas and Utah.

ApplianceSmart

ApplianceSmart, Inc. (collectively “ApplianceSmart”) operates one store in Reynoldsburg, Ohio.  ApplianceSmart is a household appliance retailer with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, offerings such as close-outs, factory overruns, discontinued models, and special-buy appliances, including open box merchandise and others.

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

Results of Operations Three Months Ended March 31, 2021 and 2020

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenues	$70,890	100.0%	$46,431	100.0%
Cost of revenues	44,400	62.6%	28,655	61.7%
Gross profit	26,490	37.4%	17,776	38.3%
General and administrative expenses	12,565	17.7%	11,701	25.2%
Sales and marketing expenses	2,800	3.9%	3,007	6.5%
Operating income	11,125	15.7%	3,068	6.6%
Interest expense, net	(1,649)	(2.3)%	(1,270)	(2.7)%
Gain on lease settlement, net	—	0.0%	837	1.8%
Gain on Payroll Protection Program loan forgiveness	1,382	1.9%	—	0.0%
Gain on disposal of fixed assets	(129)	-0.2%	—	0.0%
Gain on bankruptcy settlement	1,115	1.6%	—	0.0%
Other income (expense)	79	0.1%	(125)	(0.3)%
Income before provision for income taxes	11,923	16.8%	2,510	5.4%
Provision for income taxes	3,228	4.6%	629	1.4%
Net income	$8,695	12.3%	$1,881	4.1%

The following table sets forth revenues by segment:

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Revenue
Retail
Movies, Music, Games and Other	$23,651	33.4%	$17,445	37.6%
Appliances	352	0.5%	1,541	3.3%
Flooring Manufacturing	32,972	46.5%	27,301	58.8%
Steel Manufacturing	13,793	19.5%	—	0.0%
Corporate & other	122	0.2%	144	0.3%
Total Revenue	$70,890	100.0%	$46,431	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment:

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail
Movies, Music, Games and Other	$12,813	54.2%	$9,988	57.3%
Appliances	157	44.6%	342	22.2%
Flooring Manufacturing	10,022	30.4%	7,313	26.8%
Steel Manufacturing	3,380	24.5%	—	0.0%
Corporate & other	118	96.7%	133	92.4%
Total Gross Profit	$26,490	37.4%	$17,776	38.3%

Revenue

Revenue increased by 53% to $70,890 for the three months ended March 31, 2021 as compared to $46,431 for the three months ended March 31, 2020.

Retail: The increase in Movies, Music, Games and Other of $6,206 was primarily due the launch of new gaming systems and higher demand for home entertainment options as a result of public entertainment restrictions due to COVID-19.  Appliance revenue decreased $1,189 due to the closure of certain retail locations were incurring continual decreases in sales resulting from increased competition.

Flooring Manufacturing revenues increased $5,671 as a result of the development of new products and higher demand by residential consumers.

Steel Manufacturing revenues were $13,793 due to the acquisition of Precision Marshall during July 2020. Steel manufacturing is experiencing higher demand as distributors look to replenish stock levels due to the stronger demand in the automotive market relating to new car platforms.

Cost of Revenue

Cost of revenue increased 55% to $44,400 for the three months ended March 31, 2021 as compared to $28,655 for the three months ended March 31, 2020, proportionately to the increase in revenue.

General and Administrative Expense

General and Administrative remained relatively flat for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Selling and Marketing Expense

Selling and marketing expense remained relatively flat for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Interest Expense, net

Interest expense, net increased 30% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, due to a decrease in certain interest rates and the continued efforts to repay certain debt obligations, offset by debt incurred as part of the Precision acquisition during July 2020.

Gain on lease settlement, net

During the three months ended March 31, 2020, the Company recorded a net gain on lease settlement $837 resulting from the extinguishment of the lease liability associated with the closed ApplianceSmart retail locations. There were no similar gains during the three months ended March 31, 2021.

Gain on Payroll Protection Program

During the three months ended March 31, 2021, the Company recorded a gain of $1,382 due to the forgiveness of Precision’s PPP Loan.  There were no similar transactions during the three months ended March 31, 2020.

Gain on Bankruptcy Settlement

During the three months ended March 31, 2021, the Company recorded a gain of $1,115 due to the discharge of certain payables from bankruptcy proceedings.  There were no similar transactions during the three months ended March 31, 2020.

Results of Operations Six Months Ended March 31, 2021 and 2020

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	For the Six Months Ended March 31, 2021		For the Six Months Ended March 31, 2020
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenues	$133,344	100.0%	$88,432	100.0%
Cost of revenues	84,585	63.4%	54,030	61.1%
Gross profit	48,759	36.6%	34,402	38.9%
General and administrative expenses	24,844	18.6%	22,510	25.5%
Sales and marketing expenses	5,499	4.1%	5,337	6.0%
Operating income	18,416	13.8%	6,555	7.4%
Interest expense, net	(3,119)	(2.3)%	(2,627)	(3.0)%
Gain on lease settlement, net	—	0.0%	223	0.3%
Gain on Payroll Protection Program loan forgiveness	1,382	1.0%	—	0.0%
Gain on bankruptcy settlement	1,115	0.8%	—	0.0%
Other income (expense)	858	0.6%	(306)	-0.3%
Income before provision for income taxes	18,652	14.0%	3,845	4.3%
Provision for income taxes	4,678	3.5%	979	1.1%
Net income	$13,974	10.5%	$2,866	3.2%

The following table sets forth revenues by segment:

	For the Six Months Ended March 31, 2021		For the Six Months Ended March 31, 2020
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Revenue
Retail
Movies, Music, Games and Other	$45,725	34.3%	$37,720	42.7%
Appliances	648	0.5%	2,754	3.1%
Flooring Manufacturing	63,194	47.4%	47,668	53.9%
Steel Manufacturing	23,528	17.6%	—	0.0%
Corporate & other	249	0.2%	290	0.3%
Total Revenue	$133,344	100.0%	$88,432	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment:

	For the Six Months Ended March 31, 2021		For the Six Months Ended March 31, 2020
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail
Movies, Music, Games and Other	$24,729	54.1%	$20,886	55.4%
Appliances	288	44.4%	569	20.7%
Flooring Manufacturing	18,347	29.0%	12,676	26.6%
Steel Manufacturing	5,156	21.9%	—	#DIV/0 !
Corporate & other	239	96.0%	271	93.4%
Total Gross Profit	$48,759	36.6%	$34,402	38.9%

Revenue

Revenue increased by 51% to $133,344 for the six months ended March 31, 2021 as compared to $88,432 for the three months ended March 31, 2020.

Retail: The increase in Movies, Music, Games and Other of $8,005 was primarily due the launch of new gaming systems and higher demand for home entertainment options as a result of public entertainment restrictions due to COVID-19.  Appliance revenue decreased $2,106 due to the closure of certain retail locations were incurring continual decreases in sales resulting from increased competition.

Flooring Manufacturing revenues increased $15,526 as a result of the development of new products, higher demand from residential consumers and the acquisition of Lonesome Oak in January 2020.

Steel Manufacturing revenues were $23,528 due to the acquisition of Precision Marshall during July 2020.  Steel manufacturing is experiencing higher demand as distributors look to replenish stock levels due to the stronger demand in the automotive market relating to new car platforms.

Cost of Revenue

Cost of revenue increased 57% to $84,585 for the six months ended March 31, 2021 as compared to $54,030 for the six months ended March 31, 2020, proportionately to the increase in revenue.

General and Administrative Expense

General and Administrative expense increased $2,334 or 10%, for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020, primarily due to expenses associated with Precision which was acquired during July 2020 and higher warehouse costs at Marquis, partially offset by a decrease in compensation and other administrative costs.

Selling and Marketing Expense

Selling and marketing expense remained relatively flat for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020.

Interest Expense, net

Interest expense, net increased 19% for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020, due to a decrease in certain interest rates and the continued efforts to repay certain debt obligations, offset by debt incurred as part of the Precision acquisition during July 2020.

Gain on lease settlement, net

During the six months ended March 31, 2020, the Company recorded a net gain on lease settlement of $223 which consisted of impairment charges of $614 related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases, offset by a gain on lease settlement of $837 resulting from the extinguishment of the lease liability associated with the closed retail locations. There were no similar gains during the three months ended March 31, 2021.

Gain on Payroll Protection Program

During the six months ended March 31, 2021, the Company recorded a gain of $1,382 due to the forgiveness of Precision’s PPP Loan.  There were no similar transactions during the six months ended March 31, 2020.

Gain on Bankruptcy Settlement

During the three months ended March 31, 2021, the Company recorded a gain of $1,115 due to the discharge of certain payables from bankruptcy proceedings.  There were no similar transactions during the three months ended March 31, 2020.

Results of Operations by Segment

	For the Three Months Ended March 31, 2021					For the Three Months Ended March 31, 2020
	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$24,003	$32,972	$13,793	$122	$70,890	$18,986	$27,301	$—	$144	$46,431
Cost of Revenue	11,033	22,950	10,413	4	44,400	8,656	19,988	—	11	28,655
Gross Profit	12,970	10,022	3,380	118	26,490	10,330	7,313	—	133	17,776
General and Administrative Expense	7,700	1,609	1,441	1,815	12,565	8,568	2,038	—	1,095	11,701
Selling and Marketing Expense	199	2,402	197	2	2,800	431	2,572	—	4	3,007
Operating Income (Loss)	$5,071	$6,011	$1,742	$(1,699)	$11,125	$1,331	$2,703	$—	$(966)	$3,068

Retail Segment

Segment results for Retail include Vintage Stock and ApplianceSmart. Revenue for the three months ended March 31, 2021 increased $5,017 or 26%, as compared to the prior year, primarily due to the launch of new gaming systems and higher demand for home entertainment options as a result of public entertainment restrictions due to COVID-19. Operating income for the three months ended March 31, 2021 was $5,071, as compared to operating income of $1,331 the prior year period, primarily due to the decrease in general and administrative expense of $868 due other cost saving measures.

Flooring Manufacturing Segment

Segment results for Flooring Manufacturing includes Marquis. Revenue for the three months ended March 31, 2021 increased $5,671, or 21%, as compared to the prior year period, due to increased sales of carpets and hard surface products related to development of new products. Cost of revenue for the three months ended March 31, 2021 increased proportionately with revenue, as compared to the prior year period. Operating income for the three months ended March 31, 2021 increased $3,308, or 122%, as compared to the prior year period.

Steel Manufacturing Segment

Segment results for Steel Manufacturing includes Precision Marshall. The Company completed the acquisition of Precision Marshall in July 2020.  Steel manufacturing is experiencing higher demand as distributors look to replenish stock levels due to the stronger demand in the automotive market relating to new car platforms.

Corporate and Other Segment

Segment results for Corporate and Other includes our directory services business. Revenues and operating income continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

	For the Six Months Ended March 31, 2021					For the Six Months Ended March 31, 2020
	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$46,373	$63,194	$23,528	$249	$133,344	$40,474	$47,668	$—	$290	$88,432
Cost of Revenue	21,356	44,847	18,372	10	84,585	19,019	34,992	—	19	54,030
Gross Profit	25,017	18,347	5,156	239	48,759	21,455	12,676	—	271	34,402
General and Administrative Expense	15,120	3,550	2,968	3,206	24,844	17,336	3,170	—	2,004	22,510
Selling and Marketing Expense	333	4,636	302	228	5,499	924	4,405	—	8	5,337
Operating Income (Loss)	$9,564	$10,161	$1,886	$(3,195)	$18,416	$3,195	$5,101	$—	$(1,741)	$6,555

Retail Segment

Segment results for Retail include Vintage Stock and ApplianceSmart. Revenue for the six months ended March 31, 2021 increased $5,899 or 15%, as compared to the prior year, primarily due to the launch of new gaming systems and higher demand for home entertainment options as a result of public entertainment restrictions due to COVID-19. Operating income for the six months ended March 31, 2021 was $9,564, as compared to operating income of $3,195 the prior year period, primarily due to the decrease in general and administrative expense of $2,216 due other cost saving measures.

Flooring Manufacturing Segment

Segment results for Flooring Manufacturing includes Marquis. Revenue for the six months ended March 31, 2021 increased $15,526, or 33%, as compared to the prior year period, due to increased sales of carpets and hard surface products related to development of new products and the acquisition of Lonesome Oak. Cost of revenue for the six months ended March 31, 2021 increased proportionately with revenue, as compared to the prior year period. Operating income for the six months ended March 31, 2021 increased $5,060, or 99%, as compared to the prior year period.

Steel Manufacturing Segment

Segment results for Steel Manufacturing includes Precision Marshall. The Company completed the acquisition of Precision Marshall in July 2020.  Steel manufacturing is experiencing higher demand as distributors look to replenish stock levels due to the stronger demand in the automotive market relating to new car platforms.

Corporate and Other Segment

Segment results for Corporate and Other includes our directory services business. Revenues and operating income continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Liquidity and Capital Resources

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities, and funds available under our asset-based revolver lines of credit will provide sufficient liquidity to fund our operations, pay our scheduled loan payments, repurchase shares under our share buyback program, and pay dividends on our shares of Series E Preferred Stock as declared by the Board of Directors, for at least the next 12 months.

We have the following three asset-based revolver lines of credit: (i) Texas Capital Bank Revolver Loan (“TCB Revolver”) utilized by Vintage Stock, (ii) Bank of America Revolver Loan (“BofA Revolver”) utilized by Marquis, and (iii) Encina Revolver Loan (“Encina Revolver”) utilized by Precision Marshall. Additionally, we have an unsecured revolving line of credit with Isaac Capital Group (“ICG Revolver”) utilized by the Company.

As of March 31, 2021, we had total cash on hand of $11,928 and an additional $38,327 of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

Working Capital

We had working capital of $41,927 as of March 31, 2021 as compared to working capital of $38,566 as of September 30, 2020.

Cash Flows from Operating Activities

The Company’s cash and cash equivalents as of March 31, 2021 was $11,928 compared to $8,984 as of September 30, 2020, an increase of $2,944.  Net cash provided by operations was $20,911 for the six months ended March 31, 2021 as compared to net cash provided by operations of $6,571 for the six months ended March 31, 2020 primarily due to the Result of operations discussed above.

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

Cash Flows from Investing Activities

Our cash flows used in investing activities of $5,469 for the six months ended March 31, 2021 consisted primarily of purchases of property and equipment. Our cash flows used in investing activities of $2,412 for the six months ended March 31, 2020 consisted primarily of purchases of property and equipment of $1,858 and a $550 payment associated with the Lonesome Oak acquisition.

Cash Flows from Financing Activities

Our cash flows used in financing activities during the six months ended March 31, 2021 consisted of $4,554 in net payments under revolver loans, payment on notes payable of $9,931, purchase of treasury stock of $383, partially offset by the issuance of notes payable of $2,258 primarily associated with the acquisition of a facility by Marquis.

Our cash flows used in financing activities during the six months ended March 31, 2020 consisted of $2,640 net borrowings under revolver loans, purchase of treasury stock of $759, payment on notes payable $12,035, proceeds on notes payable of $5,000 and cash classified as debtor-in-possession of $187.

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

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver subject to availability as described in Note 5 to the consolidated financial statements. The following tables summarize the TCB Revolver for the period:

	During the six months ended March 31,
	2021	2020
Cumulative borrowing during the period	$44,915	$35,808
Cumulative repayment during the period	46,544	37,831
Maximum borrowed during the period	8,930	11,798
Weighted average interest for the period	2.38%	4.02%

	March 31, 2021	September 30, 2020
Total availability	$6,514	$5,520
Total outstanding	5,486	7,115

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 5 to the consolidated financial statements. The following tables summarize the BofA Revolver for the period:

	During the six months ended March 31,
	2021	2020
Cumulative borrowing during the period	$62,263	$60,479
Cumulative repayment during the period	66,973	55,035
Maximum borrowed during the period	—	11,347
Weighted average interest for the period	0.00%	3.52%

	March 31, 2021	September 30, 2020
Total availability	$29,207	$21,732
Total outstanding	—	—

Encina Revolver

Precision may borrow funds for operations under the Encina Revolver subject to availability as described in Note 5 to the consolidated financial statements.

	During the six months ended March 31,
	2021	2020
Cumulative borrowing during the period	$19,525	$—
Cumulative repayment during the period	22,185	—
Maximum borrowed during the period	1,100	—
Weighted average interest for the period	6.50%	0.00%

	March 31, 2021	September 30, 2020
Total availability	$1,606	$421
Total outstanding	12,227	14,886

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2021.  Management noted the following deficiencies that management believes to be material weaknesses:

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of funds

On February 20, 2018, the Company announced a $10 million common stock repurchase program. The Company did not repurchase any common stock under this program during the quarter ended March 31, 2021. As of March 31, 2021, the Company has approximately $6.8 million available for repurchases under this program.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

None.

ITEM 5.  Other Information

None.

ITEM 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07
3.2		Certificate of Change	8-K	001-333937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-333937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-333937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-333937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-333937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-333937	3.1.6	12/29/16
3.8		Bylaws of Live Ventures Incorporated	10-Q	001-33937	3.8	08/14/18
10.1	†*	First Amendment to Option Agreement between Live Ventures Incorporated and Jon Isaac, dated January 12, 2021
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 202
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex. 101.INS	*	XBRL Instance Document
Ex. 101.SCH	*	XBRL Taxonomy Extension Schema Document
Ex. 101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
Ex. 101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
Ex. 101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
Ex. 101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: May 17, 2021	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 17, 2021	/s/ Virland A. Johnson
Chief Financial Officer
(Principal Financial Officer)