Form 10-Q
period 2021-06-30
LIVE VENTURES Inc
filed 2021-08-16
CIK 1045742

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the issuer’s common stock, par value $0.001 per share, outstanding as of August 9, 2021 was 1,570,834.

INDEX TO FORM 10-Q FILING

FOR THE NINEMONTHS ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts)

	June 30, 2021	September 30, 2020
	(Unaudited)
Assets
Cash	$10,565	$8,984
Trade receivables, net	19,376	20,121
Inventories, net	61,426	64,525
Prepaid expenses and other current assets	1,353	1,778
Debtor in possession assets	162	520
Total current assets	92,882	95,928
Property and equipment, net	32,942	30,376
Right of use asset - operating leases	27,803	30,894
Equity method investment	6,000	—
Deposits and other assets	583	223
Deferred taxes	—	1,021
Intangible assets, net	744	1,063
Goodwill	37,754	37,754
Total assets	$198,708	$197,259
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$10,889	$9,117
Accrued liabilities	13,344	14,822
Income taxes payable	5,948	736
Current portion of lease obligations - operating leases	6,857	7,176
Current portion of long-term debt	8,100	11,986
Current portion of notes payable related parties	—	1,297
Debtor-in-possession liabilities	11,208	12,228
Total current liabilities	56,346	57,362
Long-term debt, net of current portion	44,844	63,390
Lease obligation long term - operating leases	25,212	28,101
Notes payable related parties, net of current portion	4,000	4,000
Deferred taxes	320	—
Other non-current obligations	405	734
Total liabilities	131,127	153,587
Commitments and contingencies
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value, 1,000,000 shares authorized, 315,790 and 214,244 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	—	—
Series E convertible preferred stock, $0.001 par value, 200,000 shares authorized, 47,840 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively, with a liquidation preference of $0.30 per share outstanding	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 1,570,834 and 1,589,101 shares issued and outstanding at June 30, 2021 and September 30, 2020, respectively	2	2
Paid in capital	64,883	64,472
Treasury stock common 533,011 shares as of June 30, 2021 and 499,805 shares as of September 30, 2020	(4,507)	(4,098)
Treasury stock Series E preferred 50,000 shares as of June 30, 2021 and of September 30, 2020	(7)	(7)
Retained earnings (deficit)	7,656	(16,429)
Equity attributable to Live stockholders	68,027	43,940
Non-controlling interest	(446)	(268)
Total stockholders' equity	67,581	43,672
Total liabilities and stockholders' equity	$198,708	$197,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues	$69,095	$42,472	$202,439	$130,904
Cost of revenues	44,029	25,759	128,614	79,789
Gross profit	25,066	16,713	73,825	51,115

Operating expenses:
General and administrative expenses	13,794	8,221	38,638	30,731
Sales and marketing expenses	3,040	2,502	8,539	7,839
Total operating expenses	16,834	10,723	47,177	38,570
Operating income	8,232	5,990	26,648	12,545
Other (expense) income:
Interest expense, net	(938)	(1,155)	(4,057)	(3,782)
Gain on lease settlement, net	—	—	—	223
Gain on Payroll Protection Program loan forgiveness	4,768	—	6,150	—
Gain on disposal of fixed assets	—	—	—	—
Gain on bankruptcy settlement	650	—	1,765	—
Other income (expense)	(76)	173	782	(133)
Total other (expense) income, net	4,404	(982)	4,640	(3,692)
Income before provision for income taxes	12,636	5,008	31,288	8,853
Provision for income taxes	2,703	1,423	7,381	2,402
Net income	9,933	3,585	23,907	6,451
Net loss attributable to non-controlling interest	5	—	178	—
Net income attributable to Live stockholders	$9,938	$3,585	$24,085	$6,451

Income per share:
Basic	$6.35	$2.18	$15.41	$3.72
Diluted	$3.01	$1.07	$7.31	$1.87

Weighted average common shares outstanding:
Basic	1,566,064	1,646,836	1,563,025	1,735,416
Diluted	3,297,854	3,356,043	3,294,815	3,444,623

Dividends declared - series B convertible preferred stock	$—	$—	$—	$—
Dividends declared - series E convertible preferred stock	$—	$—	$—	$—
Dividends declared - common stock	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	For the Nine Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$23,907	$6,451
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition:
Depreciation and amortization	5,089	3,954
Gain on lease settlement, net	—	(223)
Gain or loss on disposal of property and equipment	132	263
Gain on Payroll Protection Program loan forgiveness	(6,150)	—
Gain on bankruptcy settlement	(1,765)	—
Amortization of debt issuance cost	635	274
Stock based compensation expense	230	67
Warrant extension fair value adjustment	—	368
Amortization of right-to-use assets	125	985
Change in reserve for uncollectible accounts	451	424
Change in reserve for obsolete inventory	1,137	(84)
Change in deferred income taxes	1,340	2,190
Change in other	(484)	(316)
Changes in assets and liabilities:
Trade receivables	295	2,702
Inventories	934	9,398
Income taxes	5,214	152
Prepaid expenses and other current assets	430	24
Deposits and other assets	(359)	173
Accounts payable	3,010	(6,266)
Accrued liabilities	(1,972)	(2,461)
Net cash provided by operating activities	32,199	18,075

INVESTING ACTIVITIES:
Purchase of intangible assets	—	(30)
Lonesome Oak acquisition	—	(550)
Investment	(6,000)	—
Note receivable	—	(55)
Purchase of property and equipment	(8,470)	(2,357)
Net cash used in investing activities	(14,470)	(2,992)

FINANCING ACTIVITIES:
Net borrowings (payments) under revolver loans	(3,247)	(5,169)
Purchase of series E preferred treasury stock	—	(3)
Stock option exercise	181	—
Proceeds from issuance of notes payable	2,258	9,768
Purchase of common treasury stock	(409)	(1,433)
Payments on related party notes payable	(5,500)	—
Debtor-in-possession cash	128	(86)
Payments on notes payable	(9,559)	(15,152)
Net cash used in financing activities	(16,148)	(12,075)

INCREASE IN CASH AND CASH EQUIVALENTS	1,581	3,008
CASH AND CASH EQUIVALENTS, beginning of period	8,984	2,681
CASH AND CASH EQUIVALENTS, end of period	$10,565	$5,689

Supplemental cash flow disclosures:
Interest paid	$3,481	$3,415
Income taxes paid	$736	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Earnings (Deficit)	Non-controlling Interest	Total Equity
Balance, March 31, 2021	315,790	$—	47,840	$—	1,555,175	$2	$64,759	$(7)	$(4,481)	$(2,282)	$(441)	$57,550
Stock based compensation	—	—	—	—	—	—	(57)	—	—	—	—	(57)
Stock option exercise	—	—	—	—	16,668	—	181	—	—	—	—	181
Purchase of common treasury stock	—	—	—	—	(1,009)	—	—	—	(26)	—	—	(26)
Net income	—	—	—	—	—	—	—	—	—	9,938	(5)	9,933
Balance, June 30, 2021	315,790	$—	47,840	$—	1,570,834	$2	$64,883	$(7)	$(4,507)	$7,656	$(446)	$67,581

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Earnings (Deficit)	Total Equity
Balance, March 31, 2020	214,244	$—	47,840	$—	1,719,442	$2	$64,340	$(7)	$(3,197)	$(24,489)	$36,649
Stock based compensation	—	—	—	—	—	—	19	—	—	—	19
Purchase of common treasury stock	—	—	—	—	(106,161)	—	—	—	(674)	—	(674)
Net income	—	—	—	—	—	—	—	—	—	3,585	3,585
Balance, June 30, 2020	214,244	$—	47,840	$—	1,613,281	$2	$64,359	$(7)	$(3,871)	$(20,904)	$39,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

(dollars in thousands)

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Earnings (Deficit)	Non-controlling Interest	Total Equity
Balance, September 30, 2020	214,244	$—	47,840	$—	1,589,101	$2	$64,472	$(7)	$(4,098)	$(16,429)	$(268)	$43,672
Stock based compensation	—	—	—	—	—	—	230	—	—	—	—	230
Stock option exercise	—	—	—	—	16,668	—	181	—	—	—	—	181
Warrant exercise	101,546	—	—	—	—	—	—	—	—	—	—	—
Purchase of common treasury stock	—	—	—	—	(34,935)	—	—	—	(409)	—	—	(409)
Net income	—	—	—	—	—	—	—	—	—	24,085	(178)	23,907
Balance, June 30, 2021	315,790	$—	47,840	$—	1,570,834	$2	$64,883	$(7)	$(4,507)	$7,656	$(446)	$67,581

	Series B Preferred Stock		Series E Preferred Stock		Common Stock			Series E Preferred Stock	Common Stock	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Treasury Stock	Treasury Stock	Earnings (Deficit)	Total Equity
Balance, September 30, 2019	214,244	$—	77,840	$—	1,826,009	$2	$63,924	$(4)	$(2,438)	$(27,355)	$34,129
Stock based compensation	—	—	—	—	—	—	67	—	—	—	67
Warrant extension fair value adjustment	—	—	—	—	—	—	368	—	—	—	368
Purchase of common treasury stock	—	—	—	—	(212,728)	—	—	—	(1,433)	—	(1,433)
Purchase of Series E preferred stock	—	—	(30,000)	—	—	—	—	(3)	—	—	(3)
Net income	—	—	—	—	—	—	—	—	—	6,451	6,451
Balance, June 30, 2020	214,244	$—	47,840	$—	1,613,281	$2	$64,359	$(7)	$(3,871)	$(20,904)	$39,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

LIVE VENTURES INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(dollars in thousands, except per share)

Note 1: Background and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Live Ventures Incorporated, a Nevada corporation, and its subsidiaries (collectively, the “Company”). Commencing in fiscal year 2015, the Company began a strategic shift in its business plan away from providing online marketing solutions for small and medium sized businesses to acquiring profitable companies in various industries that have demonstrated a strong history of earnings power. The Company continues to actively develop, revise, and evaluate its products, services and its marketing strategies in its businesses. The Company has three operating segments: Retail, Flooring Manufacturing, and Steel Manufacturing. Included in the Retail segment: (i) Vintage Stock, Inc. (“Vintage Stock”), through which the Company is engaged in the retail sale of new and used movies, music, collectibles, comics, books, games, game systems and components and (ii) ApplianceSmart, Inc. (“ApplianceSmart”), through which the Company is engaged in the sale of new major appliances through a retail store. Included in the Flooring Manufacturing segment is Marquis Industries, Inc. (“Marquis”), which is engaged in the manufacture and sale of carpet and the sale of vinyl and wood floorcoverings. Included in the Steel Manufacturing Segment is Precision Industries, Inc. (“Precision Marshall”), which is engaged in the manufacture and sale of alloy and steel plates, ground flat stock, and drill rods.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of the Company’s management, this interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The results of operations for three and nine months ended June 30, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending September 30, 2021. This financial information should be read in conjunction with the consolidated financial statements and related notes thereto as of September 30, 2020 and for the fiscal year then ended included in the Company’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 13, 2021 (the “2020 10-K”).

Going concern

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset-based revolver lines of credit will provide sufficient liquidity to fund our operations, pay our scheduled loan payments, continue to repurchase shares to the extent that we do so, and pay dividends on our shares of Series E Preferred Stock as declared by the Board of Directors, for at least the next 12 months.

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

Note 3: Leases

The Company leases retail stores, warehouse facilities, and office space. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2040 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases percentage rent, and require us to pay all insurance, taxes, and other maintenance costs. As a result, the Company recognizes assets and liabilities for all leases with lease terms greater than 12 months. The amounts recognized reflect the present value of remaining lease payments for all leases. The discount rate used is an estimate of the Company’s blended incremental borrowing rate based on information available associated with each subsidiary’s debt outstanding at lease commencement. In considering the lease asset value, the Company considers fixed and variable payment terms, prepayments and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

As of June 30, 2021, the weighted average remaining lease term is 8.7 years and our weighted average discount rate is 6.8%. Total cash payments for the nine months ended June 30, 2021 and 2020 were $2,132 and $5,961, respectively. Additionally, we obtained right-of-use assets in exchange for lease liabilities of approximately $7,600 upon commencement of operating leases during the nine months ended June 30, 2021.

The following table details our right of use assets and lease liabilities as of June 30, 2021:

June 30, 2021
Right of use asset - operating leases	$27,803
Operating lease liabilities:
Current	6,857
Long term	25,212

Total present value of future lease payments as of June 30, 2021:

Twelve months ended June 30,
2022	$8,827
2023	6,747
2024	4,280
2025	3,772
2026	2,536
Thereafter	12,447
Total	38,609
Less implied interest	(6,540)
Present value of payments	$32,069

During the nine months ended June 30, 2020, the Company recorded a net gain on lease settlement of $223 which consisted of impairment charges of $614 related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases, offset by a gain on lease settlement of $837 resulting from the extinguishment of the lease liability associated with the closed retail locations. There were no similar charges for the nine months ended June 30, 2021.

Note 4: Balance Sheet Detail Information

	June 30, 2021	September 30, 2020
Trade receivables, current, net:
Accounts receivable, current	$19,644	$20,197
Less: Reserve for doubtful accounts	(268)	(76)
	$19,376	$20,121
Trade receivables , long term, net:
Accounts receivable, long term	$—	$196
Less: Reserve for doubtful accounts	—	(196)
	$—	$—
Total trade receivables, net:
Gross trade receivables	$19,644	$20,393
Less: Reserve for doubtful accounts	(268)	(272)
	$19,376	$20,121
Inventory, net
Raw materials	$15,156	$13,175
Work in progress	12,483	11,747
Finished goods	19,048	25,009
Merchandise	16,637	17,729
	63,324	67,660
Less: Inventory reserves	(1,898)	(3,135)
	$61,426	$64,525
Property and equipment, net:
Building and improvements	$11,643	$9,908
Transportation equipment	121	480
Machinery and equipment	34,078	27,217
Furnishings and fixtures	3,820	2,908
Office, computer equipment and other	2,727	3,445
	52,391	43,958
Less: Accumulated depreciation	(19,447)	(13,582)
	$32,942	$30,376
Intangible assets, net:
Domain name and marketing related intangibles	$90	$90
Customer relationship intangibles	2,689	2,689
Purchased software	120	121
	2,899	2,900
Less: Accumulated amortization	(2,155)	(1,837)
	$744	$1,063
Accrued liabilities:
Compensation and benefits	$4,498	$4,178
Accrued sales and use taxes	1,245	1,251
Accrued property taxes	1,993	270
Accrued gift card and escheatment liability	1,579	1,534
Accrued interest payable	221	280
Accrued accounts payable and bank overdrafts	903	3,818
Accrued professional fees	1,450	2,191
Customer deposits	206	169
Accrued expenses - other	1,249	1,131
	$13,344	$14,822

Note 5: Investment in SW Financial

On June 14, 2021 (the “Execution Date”), the Company agreed to acquire 100% of the outstanding membership interests in Salomon Whitney LLC, a New York limited liability company d/b/a SW Financial (“SW Financial”), for approximately $7,000, as described below.  SW Financial is a broker-dealer that is registered with the U.S. Securities and Exchange Commission (“SEC”), as SEC #8-67688, and with the Financial Industry Regulatory Authority, Inc. (“FINRA”), having Central Registration Depository #145012.

On the Execution Date, SW Affiliated Holdings LLC, a Nevada limited liability company and a wholly-owned subsidiary of the Company (the “Purchaser”), entered into a definitive Membership Interest Purchase Agreement (the “Purchase Agreement”) with Angia Holdings LLC, a New York limited liability company (the “Seller”), and SW Financial.  Pursuant to the Purchase Agreement, the Purchaser agreed to acquire from the Seller all of the outstanding membership interests (the “Units”) in SW Financial on the following terms:

•

on the Execution Date, the Purchaser acquired 24.9% of the Units in exchange for, among other consideration described in the Purchase Agreement, an initial payment to the Seller of approximately $1,700 and a non-refundable deposit to the Seller in the amount of approximately $4,200;

•	the remaining 75.1% of the Units (the “Remaining Units”) were deposited into escrow with the Seller’s legal counsel; and

•	an additional $1,000 will be paid to the Seller upon FINRA’s approval of the change in control of SW Financial, but no later than December 31, 2021.

The closing (the “Closing”) of the acquisition of the Remaining Units by the Purchaser is subject to customary conditions, including, approval by FINRA.  On the Execution Date, the Purchaser and the Seller entered into an amended and restated operating agreement (the “Operating Agreement”) of SW Financial that governs the management of SW Financial from and after the Effective Date.

On the Execution Date, the two principals of the Seller entered into employment agreements with SW Financial. Each employment agreement provides that each principal shall be entitled to, among other things, an annual base salary, a cash bonus equal to a specified percentage of SW Financial’s annual adjusted earnings before interest, income taxes, depreciation, and amortization for a specified period, and severance benefits contingent upon the relevant principal agreeing to a general release of claims in favor of SW Financial following termination of employment in certain circumstances.  Each employment agreement also contains confidentiality, non-competition, non-solicitation, and non-disparagement provisions.

The Purchase Agreement contains customary representations, warranties, covenants (including covenants relating to SW Financial’s operations under the rules and regulations of FINRA and restrictions on distributions by SW Financial until the Closing), and agreements of the Purchaser and the Seller, including indemnification rights in favor of the Purchaser.  The parties have agreed to use their reasonable best efforts to satisfy the conditions to Closing, including, but not limited to, obtaining FINRA approval.

The foregoing brief summary description of certain terms and provisions of the Purchase Agreement and the transactions contemplated therein do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement, a copy of which is attached as Exhibit 2.1 to this Current Report on Form 8-K filed on June 17, 2021.  The Operating Agreement is attached as an exhibit to the Purchase Agreement.

The Company utilizes the equity method of accounting for it's investment in SW Financial. There were no material gains or losses for the period of June 14, 2021 to June 30, 2021.

Note 6: Long Term Debt

Long-term debt as of June 30, 2021 and September 30, 2020 consisted of the following:

	June 30, 2021	September 30, 2020
Bank of America Revolver Loan	$—	$—
Encina Business Credit Revolver Loan	11,523	14,886
Texas Capital Bank Revolver Loan	7,497	7,115
Crossroads Financial Revolver Loan	—	883
Encina Business Credit Term Loan	1,405	1,663
Note Payable Comvest Term Loan	—	5,554
Note Payable to the Sellers of Vintage Stock	4,500	10,000
Note #1 Payable to Banc of America Leasing & Capital LLC	587	1,229
Note #3 Payable to Banc of America Leasing & Capital LLC	1,458	1,862
Note #4 Payable to Banc of America Leasing & Capital LLC	448	572
Note #5 Payable to Banc of America Leasing & Capital LLC	2,125	2,538
Note #6 Payable to Banc of America Leasing & Capital LLC	653	758
Note #7 Payable to Banc of America Leasing & Capital LLC	4,263	4,681
Note #8 Payable to Banc of America Leasing & Capital LLC	3,051	3,091
Note Payable to Extruded Fibers	1,000	2,900
Note Payable to JCM Holdings	1,876	—
Note Payable to the Sellers of Precision Marshall	2,500	2,500
Note Payable to Store Capital Acquisitions, LLC	9,218	9,243
Payroll Protection Program	—	6,151
JanOne Inc. (Note 11)	—	—
Isaac Capital Group	2,000	2,000
Spriggs Investments, LLC	2,000	2,000
Sellers of Lonesome Oak	—	1,297
Note payable to individuals, interest at 10-11% per annum, payable on a 90 day written notice, unsecured	707	707
Note payable to individuals, interest at 7% per annum, unsecured	199	—
Note payable to individual, noninterest bearing, monthly payments of $19 through March 2023	553	810
Total notes payable	57,563	82,440
Less unamortized debt issuance costs	(619)	(1,767)
Net amount	56,944	80,673
Less current portion	(8,100)	(13,283)
Long-term portion	$48,844	$67,390

Future maturities of long-term debt at June 30, 2021, are as follows which does not include related party debt separately stated:

Twelve months ending June 30,
2022	$8,100
2023	17,357
2024	14,755
2025	1,905
2026	3,487
Thereafter	11,959
Total	$57,563

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

The following tables summarize the BofA Revolver for the nine months ended June 30, 2021 and 2020 and as of June 30, 2021 and September 30, 2020:

	During the nine months ended June 30,
	2021	2020
Cumulative borrowing during the period	$99,137	$85,563
Cumulative repayment during the period	102,854	87,919
Maximum borrowed during the period	—	11,347
Weighted average interest for the period	0.00%	2.87%

	June 30, 2021	September 30, 2020
Total availability	$26,765	$21,732
Total outstanding	—	—

Loans with Encina Business Credit, LLC

On July 14, 2020, Precision Marshall entered into a Loan and Security Agreement (the “Loan Agreement”) with Encina Business Credit, LLC, as Agent (the “Agent”).  The Loan Agreement provides for secured revolving loans (the “Encina Revolver Loans”) in a principal amount not to exceed the lesser of (i) $23,500 and (ii) a borrowing base equal to the sum of Precision’s (a) 85% of eligible accounts receivable, plus (b) 85% of eligible inventory, subject to an eligible inventory sublimit that begins at $14,000 and declines to $12,000 during the term of the Loan Agreement, minus (c) customary reserves. The Encina Revolver Loans mature on July 14, 2023.

The following tables summarize the Encina Revolver Loans for the for the nine months ended June 30, 2021 and 2020 and as of June 30, 2021 and September 30, 2020:

	During the nine months ended June 30,
	2021	2020
Cumulative borrowing during the period	$32,711	$—
Cumulative repayment during the period	36,338	—
Maximum borrowed during the period	1,250	—
Weighted average interest for the period	6.50%	0.00%

	June 30, 2021	September 30, 2020
Total availability	$5,439	$421
Total outstanding	11,523	14,886

Texas Capital Bank Revolver Loan

On November 3, 2016, Vintage Stock entered into a $12,000 credit agreement (as amended) with Texas Capital Bank (“TCB Revolver”). The TCB Revolver is a five-year, asset-based facility that is secured by substantially all of Vintage Stock’s assets. Availability under the TCB Revolver is subject to a monthly borrowing base calculation. The TCB Revolver matures November 3, 2023.

The following tables summarize the TCB Revolver for the nine months ended June 30, 2021 and 2020 and as of June 30, 2021 and September 30, 2020:

	During the nine months ended June 30,
	2021	2020
Cumulative borrowing during the period	$68,892	$46,792
Cumulative repayment during the period	68,510	51,063
Maximum borrowed during the period	8,930	11,798
Weighted average interest for the period	2.38%	3.59%

	June 30, 2021	September 30, 2020
Total availability	$4,503	$5,520
Total outstanding	7,497	7,115

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

On March 3, 2020, the Company executed a guaranty agreement to Crossroads to induce Crossroads to continue to extend financial accommodations and consent to use of cash collateral to ApplianceSmart (the "Live Guaranty").  The amount of the guaranty is $1,200.  In addition, certain executive officers of the Borrower have agreed to provide validity guarantees.

On May 28, 2021, Crossroads and the Company entered into an Assignment and Assumption of Loan and Security Agreement pursuant to which, among other things, Crossroads assigned the Company all of Crossroads' rights, claims, title, and interest in and to the Crossroads Revolver in exchange for the payment in full of the Crossroads Revolver. In addition, on May 28, 2021, the Live Guaranty was terminated.

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. See Note 12 for a complete discussion.

As of June 30, 2021, the Company terminated the Crossroads Revolver and repaid the loan in full.

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

Precision PPP Loan

During February 2021, Precision received notice that its $1,383 payroll protection program loan has been forgiven and no amounts are owed.

Marquis PPP Loan

During June 2021, Marquis received notice that its $4,768 payroll protection program loan has been forgiven and no amounts are owed.

Loan Covenant Compliance

We were in compliance as of June 30, 2021 with all covenants under our existing revolving and other loan agreements, with the exception of covenants related to the Crossroads Revolver.

Note 7: Stockholders’ Equity

Series E Convertible Preferred Stock

As of June 30, 2021, and September 30, 2020, there were 47,840 and 47,840 shares outstanding of Series a Preferred Stock, respectively. During the nine months ended June 30, 2020, the Company repurchased 30,000 shares of Series E Convertible Preferred Stock for an aggregate purchase price of $3. During July 2021, the Company paid all accrued and then outstanding Series E Convertible Preferred Stock dividends.

Treasury Stock

For the nine months ended June 30, 2021 and 2020, the Company purchased 34,935 and 212,728 shares of its common stock on the open market for $409 and $1,433, respectively.

Note 8: Warrants

As of September 30, 2020 the Company had 118,029 warrants to purchase shares of Series B Convertible Preferred Stock outstanding with a weighted average exercise price of $20.80 expiring at various timeframes over the next two years. The Company and ICG previously entered into agreements whereby if the warrants were not exercised on or before the applicable expiration date, the applicable expiration date was deemed automatically extended for successive two-year periods, immediately prior to such expiration. During the nine months ended June 30, 2020, the Company recorded a fair value adjustment of $368 related to the extension of warrants that expired during this period. There was no such adjustment during the nine months ended June 30, 2021.

In January 2021, all of the warrants were exercised (via cashless exercise) for shares of Series B Convertible Preferred Stock.

Note 9: Stock-Based Compensation

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

The following table summarizes stock option activity for the twelve months ended September 30, 2020 and the nine months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value
Outstanding at September 30, 2019	200,418	$16.37	2.40	$27
Forfeited	(81,250)
Outstanding at September 30, 2020	119,168	$19.07	2.71	$—
Exercisable at September 30, 2020	95,001	$15.50	1.55	$—

Outstanding at September 30, 2020	119,168	$19.07	2.71	$—
Granted	2,500	$42.75
Exercised	(16,668)	$10.86
Outstanding at June 30, 2021	105,000	$20.93	2.95	$1,290
Exercisable at June 30, 2021	90,500	$17.78	2.20	$1,290

The Company recognized compensation expense of $(57) and $19 during the three months ended June 30, 2021 and 2020, respectively, and $230 and $67 during the nine months ended June 30, 2021 and 2020, respectively, related to stock option awards granted to certain employees and officers based on the grant date fair value of the awards, net of estimated forfeitures and the revaluation for existing options whereby the expiration date was extended.

At June 30, 2021, the Company had $69 of unrecognized compensation expense (net of estimated forfeitures) associated with stock option awards which the Company expects to recognize as compensation expense through December 2021.

The exercise price for stock options outstanding and exercisable outstanding at June 30, 2021 is as follows:

Outstanding		Exercisable
Number of Options	Exercise Price ($)	Number of Options	Exercise Price ($)
25,000	10.00	25,000	10.00
6,250	12.50	6,250	12.50
6,250	15.00	6,250	15.00
25,000	15.18	25,000	15.18
8,000	23.41	8,000	23.41
1,250	23.89	—	—
8,000	27.60	8,000	27.60
8,000	31.74	8,000	31.74
8,000	36.50	4,000	36.50
8,000	41.98	—	—
1,250	61.60	—	—
105,000		90,500

The following table summarizes information about the Company’s non-vested shares outstanding as of June 30, 2021:

Non-vested Shares	Number of Shares	Average Grant-Date Fair Value
Non-vested at September 30, 2020	24,167	$33.10
Granted	2,500	$23.89
Vested	(12,167)	$39.78
Non-vested at June 30, 2021	14,500	$40.60

The following table depicts the Black-Scholes model valuation assumptions for the stock options granted during the nine months ended June 30, 2021. There were no stock option grants during the nine months ended June 30, 2020.

Risk-free interest rate	1.10%
Expected life of the options	6 years
Expected volatility	97%
Expected dividend yield	0%

Note 10: Earnings Per Share

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

The following table presents the computation of basic and diluted net earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Basic
Net income	$9,938	$3,585	$24,085	$6,451
Less: preferred stock dividends	—	—	—	—
Net income applicable to common stock	$9,938	$3,585	$24,085	$6,451

Weighted average common shares outstanding	1,566,064	1,646,836	1,563,025	1,735,416
Basic earnings per share	$6.35	$2.18	$15.41	$3.72

Diluted
Net income applicable to common stock	$9,938	$3,585	$24,085	$6,451
Add: preferred stock dividends	—	—	—	—
Net income applicable for diluted earnings per share	$9,938	$3,585	$24,085	$6,451

Weighted average common shares outstanding	1,566,064	1,646,836	1,563,025	1,735,416
Add: Options	105,000	—	105,000	—
Add: Series B Preferred Stock	1,578,950	1,071,220	1,578,950	1,071,220
Add: Series B Preferred Stock Warrants	—	590,147	—	590,147
Add: Series E Preferred Stock	47,840	47,840	47,840	47,840
Assumed weighted average common shares outstanding	3,297,854	3,356,043	3,294,815	3,444,623
Diluted earnings per share	$3.01	$1.07	$7.31	$1.87

There are nil and 119,168 options to purchase shares of common stock that are anti-dilutive that are not included in the nine months ended June 30, 2021 and 2020, diluted earnings per share computations, respectively.

Note 11: Related Party Transactions

Transactions with Isaac Capital Fund and Capital Group LLC

As of June 30, 2021, Isaac Capital Group LLC (“ICG”) owned 259,902 shares of Series B Preferred Stock that are convertible into 1,299,510 shares of common stock.  Jon Isaac is the President and sole member of ICG and accordingly has sole voting and dispositive power with respect to such shares. ICG beneficially owns 45.7% of the Company’s outstanding capital stock.  The holders of shares of the Series B Stock have agreed not to sell transfer, assign, hypothecate, pledge, margin, hedge, trade, or otherwise obtain or attempt to obtain any economic value from any of such shares or any shares into which they may be converted (e.g., common stock) or for which they may be exchanged. This “lockup” agreement expires on December 31, 2021.  Jon Isaac, the Company’s President and Chief Executive Officer, and manager and sole member of ICG, owns 213,677 shares of common stock and holds options to purchase up to 25,000 shares of common stock at an exercise price of $10.00 per share, all of which are currently exercisable.

ICG Term Loan

During 2015, Marquis entered into a mezzanine loan in the amount of up to $7,000 (the “ICF Loan”) with Isaac Capital Fund I, LLC (“ICF”), a private lender whose managing member is Jon Isaac, our President and Chief Executive Officer. On July 10, 2020, (i) ICF released and discharged Marquis from all obligations under the loan, (ii) ICF assigned all of its rights and obligations under the instruments, documents, and agreements with respect to the ICG Loan to ICG, of which Jon Isaac, our President and Chief Executive Officer, is the sole member, and (iii) Live Ventures borrowed $2.0 million (the “ICG Loan”) from ICG using substantially the documentation from the ICF Loan.  The ICG Loan matures on May 1, 2025 and bears interest at a rate of 12.5% Interest is payable in arrears on the last day of each month, commencing July 31, 2020.  As of June 30, 2021, and September 30, 2020, there was $2,000 outstanding on this loan.

ICG Revolving Promissory Note

On April 9, 2020, the Company entered into an unsecured revolving line of credit promissory note whereby ICG agreed to provide the Company with a $1,000 revolving credit facility (the “ICG Revolver”). The ICG Revolver bears interest at 10.0% per annum and provides for the payment of interest monthly in arrears and matures April 2023. As of June 30, 2021, the Company has not drawn on the revolving promissory note.

Series B Preferred Stock Warrants

As discussed in Note 8, the warrants were set to expire at various times over the next two years, subject to the automatic extension discussed in Note 8. All of these warrants were exercised by cashless exercise during January 2021.

Transactions with JanOne Inc.

Lease agreement

Customer Connexx LLC, a wholly-owned subsidiary of JanOne Inc. (“JanOne”), rents approximately 9,900 square feet of office space from the Company at its Las Vegas office which totals 16,500 square feet.  JanOne paid the Company $56 and $97 in rent and other reimbursed expenses for the three months ended June 30, 2021 and 2020, respectively. JanOne paid the Company $106 and $278 in rent and other reimbursed expenses for the nine months ended June 30, 2021 and 2020, respectively. Tony Isaac and Virland Johnson are President and Chief Executive Officer and Board of Directors member, and the Chief Financial Officer of JanOne, respectively.

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

On December 9, 2019, ApplianceSmart filed a voluntary petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under Chapter 11 of Title 11 of the United States Code. See Note 12 for a complete discussion.

Transactions with Vintage Stock CEO

Note Payable to the Sellers of Vintage Stock

In connection with the purchase of Vintage Stock, on November 3, 2016, Vintage Stock entered into a seller financed mezzanine loan in the amount of $10,000 (as amended, the “Sellers Subordinated Acquisition Note”) with the previous owners of Vintage Stock, one of whom was Rodney Spriggs, the President and Chief Executive Officer of Vintage Stock, Inc., a wholly-owned subsidiary of the Company. The Sellers Subordinated Acquisition Note bears interest at 8% per annum, with interest payable monthly in arrears. The Sellers Subordinated Acquisition Note, has a maturity date of September 23, 2023. Mr. Spriggs holds a 41% interest in the Sellers Subordinated Acquisition Note. As of June 30, 2021, the amount owed was $4,500.

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

Note 12: Commitments and Contingencies

Litigation

SEC Investigation

On February 21, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) and a letter from the SEC stating that it is conducting an investigation. The subpoena requested documents and information concerning, among other things, the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors. On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the SEC relating to the Company’s SEC investigation.  On October 7, 2020, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously-disclosed SEC investigation.  The Wells Notices related to, among other things, the Company’s reporting of its financial performance for its fiscal year ended September 30, 2016, certain disclosures related to executive compensation, and its previous acquisition of ApplianceSmart.

On August 2, 2021, the SEC filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and two of its executive officers as defendants (collectively, the "Defendants"). The SEC Complaint alleges various financial, disclosure, and reporting violations related to income and earnings per share, purported undisclosed stock promotion and trading, and undisclosed executive compensation from 2016 through 2018.  The violations are brought under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5; Sections 13(a), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-14, 13a-13, Rule 13b2-1, 13b2-2; Section 14(a) of the Exchange Act and Rule 14a-3; and Section 17(a) of the Securities Act of 1933.  The SEC seeks permanent injunctions against the Defendants, officer-and-director bars, disgorgement of profits, and civil penalties.  The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm. The Company disputes and denies the allegations and intends to vigorously defend against the claims.

On October 1, 2018, the Company received a letter from the SEC requesting information regarding a potential violation of Section 13(a) of the Securities Exchange Act of 1934, based upon the timing of the Company’s Form 8-K filed on February 14, 2018.  The Company provided a response to the SEC on October 26, 2018.  The Company is cooperating with the SEC in its inquiry.

Class Action and Shareholder Derivative Lawsuit

On August 13, 2021, Daniel E. Sieggreen filed a individually and on behalf of all others similarly situated (the "Sieggreen Class Action"), filed a class action complaint for violations of federal securities laws in the United States District Court for the District of Nevada naming the Defendants, seeking to recover damages for alleged violations under Sections 10(b) and 20(a) the Exchange Act. The complaint alleges that the Defendants made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company's business, operations, and prospects. The Defendants dispute and deny the allegations and intend to vigorously defend themselves against the claims.

ApplianceSmart Bankruptcy and Other ApplianceSmart Related Litigation Matters

On August 4, 2020, Valassis Communications, Inc. and Valassis Digital Corp. (collectively, “Valassis”) filed suit against ApplianceSmart Holdings LLC ("ApplianceSmart Holdings") in the State of Michigan, Third Judicial Circuit, Wayne County, alleging, among other things, breach of contract and account stated and seeking damages of approximately $700.  On June 21, 2021, ApplianceSmart Holdings and Valassis entered into a Confidential Settlement Agreement and Release pursuant to which, among other things, ApplianceSmart Holdings caused $10 to be paid to Valassis in exchange for dismissal of this litigation with prejudice. In addition, Valassis released ApplianceSmart Holdings, ApplianceSmart, the Company and all of their respective subsidiaries and affiliates from all other claims Valassis may have, including in connection with the Chapter 11 Case (as defined below).

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

ApplianceSmart’s balance sheet as of June 30, 2021 is below. The debtor in possession assets and liabilities are primarily related to assets and liabilities incurred pre-petition and are subject to compromise.

June 30, 2021
(Unaudited)
Assets
Cash	$6
Inventories, net	156
Total debtor in possession assets	162
Right of use asset - operating leases	640
Other	10
Total assets	$812
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$5,419
Accrued liabilities	2,963
Notes payable related parties, including current portion	2,826
Total debtor in possession liabilities	11,208
Accounts payable	77
Accrued liabilities	635
Lease obligation - operating leases	666
Taxes payable	859
Total liabilities	13,445
Stockholders' equity:
Intercompany	2,434
Accumulated deficit	(15,067)
Total stockholders' equity	(12,633)
Total liabilities and stockholders' equity	$812

ApplianceSmart’s statement of operations for the period of October 1, 2020 through June 30, 2021 is below:

Nine months ended June 30, 2021 (unaudited)
Revenues	$876
Cost of revenues	484
Gross profit	392

Operating expenses:
General and administrative expenses	641
Total operating expenses	641
Operating income	(249)
Other (expense) income:
Interest expense, net	(97)
Accounts payable settlement	694
Other income (expense)	280
Total other (expense) income, net	877
Income before provision for income taxes	$628

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

Operating Leases and Service Contracts

The Company leases its office, retail, and warehouse space under various long-term operating leases expiring at various times through fiscal year 2040.

During fiscal 2019, as a result of our decision to close certain ApplianceSmart retail locations, we recorded a liability for the estimated remaining lease payments and early termination charges, as applicable, of $724. As of June 30, 2021, this amount has been reduced to $405.

Warranties

During 2019, the Company became the principal for certain extended warranties, as a result, warranty reserves are included in accrued liabilities in our consolidated balance sheet.  The following table summarizes the warranty reserve activity for the nine months ended June 30, 2021:

Beginning balance, September 30, 2020	$206
Warranties issued/accrued	—
Warranty settlements	(61)
Ending balance, June 30, 2021	$145

Note 13: Segment Reporting

The Company operates in three segments which are characterized as: (1) Retail, (2) Flooring Manufacturing, and (3) Steel Manufacturing. The Retail segment consists of Vintage Stock and ApplianceSmart, the Flooring Manufacturing Segment consists of Marquis, and the Steel Manufacturing Segment consists of Precision Marshall.

The following tables summarize segment information for the three and nine months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Revenues
Retail	$21,719	$14,259	$68,092	$54,733
Flooring Manufacturing	34,234	28,079	97,428	75,747
Steel Manufacturing	13,018	—	36,546	—
Corporate & other	124	134	373	424
	$69,095	$42,472	$202,439	$130,904

Gross profit
Retail	$11,684	$8,009	$36,701	$29,464
Flooring Manufacturing	9,857	8,579	28,204	21,255
Steel Manufacturing	3,409	—	8,565	—
Corporate & other	116	125	355	396
	$25,066	$16,713	$73,825	$51,115

Operating income (loss)
Retail	$3,860	$2,285	$13,424	$5,481
Flooring Manufacturing	3,997	4,280	14,158	9,381
Steel Manufacturing	1,928	—	3,814	—
Corporate & other	(1,553)	(575)	(4,748)	(2,317)
	$8,232	$5,990	$26,648	$12,545

Depreciation and amortization
Retail	$372	$455	$1,110	$1,404
Flooring Manufacturing	882	1,001	2,754	2,493
Steel Manufacturing	405	—	1,194	—
Corporate & other	11	20	31	57
	$1,670	$1,476	$5,089	$3,954

Interest expenses
Retail	$192	$692	$1,434	$2,456
Flooring Manufacturing	378	440	1,436	1,270
Steel Manufacturing	233	—	789	—
Corporate & other	135	23	398	56
	$938	$1,155	$4,057	$3,782

Net income (loss) before provision for income taxes
Retail	$4,322	$1,871	$12,980	$3,321
Flooring Manufacturing	8,271	3,690	17,164	7,681
Steel Manufacturing	1,431	—	3,727	—
Corporate & other	(1,388)	(553)	(2,583)	(2,149)
	$12,636	$5,008	$31,288	$8,853

Note 14: Subsequent Events

The Company evaluated subsequent events through the date of this Quarterly Report noting no reportable events other than the SEC complaint discussed in Note 12.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three and nine months ended June 30, 2021, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the condensed consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 (the “2020 Form 10-K”).

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

Forward-looking statements involve risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2020 Form 10-K under Item 1A “Risk Factors” and Part II, Item 1A. "Risk Factors" below, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

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

Retail Segment

Our Retail Segment is composed of Vintage Stock, Inc. ("Vintage Stock") and ApplianceSmart, Inc. ("ApplianceSmart").

Vintage Stock

Vintage Stock is an award-winning specialty entertainment retailer offering a large selection of entertainment products including new and pre-owned movies, video games and music products, as well as ancillary products such as books, comics, toys and collectibles all available in a single location. With its integrated buy-sell-trade business model, Vintage Stock buys, sells and trades new and pre-owned movies, music, video games, electronics and collectibles through more than 60 retail locations strategically positioned across Arkansas, Colorado, Idaho, Illinois, Kansas, Missouri, New Mexico, Oklahoma, Texas, and Utah.

ApplianceSmart

ApplianceSmart operates one store in Reynoldsburg, Ohio.  ApplianceSmart is a household appliance retailer with two product categories: one consisting of typical and commonly available, innovative appliances, and the other consisting of affordable value-priced, offerings such as close-outs, factory overruns, discontinued models, and special-buy appliances, including open box merchandise and others.

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

Flooring Manufacturing Segment

Our Flooring Manufacturing segment is comprised of Marquis Industries, Inc. ("Marquis").

Marquis is a leading carpet manufacturer and distributor of carpet and hard surface flooring products. Over the last decade, Marquis has been an innovator and leader in the value-oriented polyester carpet sector, which is currently the market’s fastest-growing fiber category. Marquis focuses on the residential, niche commercial, and hospitality end-markets and serves thousands of customers.

Since commencing operations in 1995, Marquis has built a strong reputation for outstanding value, styling, and customer service. Its innovation has yielded products and technologies that differentiate its brands in the flooring marketplace. Marquis’s state-of-the-art operations enable high quality products, unique customization, and exceptionally short lead-times. In addition, the Company has recently invested in additional capacity to grow several attractive lines of business, including printed carpet and yarn extrusion.

Steel Manufacturing Segment

Our Steel Manufacturing segment is comprised of Precision Industries, Inc. (“Precision Marshall”).

Precision Marshall is a North American leader in providing and manufacturing pre-finished de-carb free tool and die steel. For over 70 years, Precision Marshall has served steel distributors through quick and accurate service. Precision Marshall has led the industry with exemplary availability and value-added processing that saves distributors time and processing costs.

Founded in 1948, Precision Marshall, “The Deluxe Company”, has built a reputation of high integrity, speed of service, and doing things the “Deluxe Way”. The term Deluxe refers to all aspects of the product and customer service to be head and shoulders above the rest. From order entry to packaging and delivery, Precision Marshall makes it easy to do business and backs all products and service with a guarantee.

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

Results of Operations Three Months Ended June 30, 2021 and 2020

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	For the Three Months Ended June 30,2021		For the Three Months Ended June 30,2020
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenues	$69,095	100.0%	$42,472	100.0%
Cost of revenues	44,029	63.7%	25,759	60.6%
Gross profit	25,066	36.3%	16,713	39.4%
General and administrative expenses	13,794	20.0%	8,221	19.4%
Sales and marketing expenses	3,040	4.4%	2,502	5.9%
Operating income	8,232	11.9%	5,990	14.1%
Interest expense, net	(938)	(1.4)%	(1,155)	(2.7)%
Gain on Payroll Protection Program loan forgiveness	4,768	6.9%	—	0.0%
Gain on bankruptcy settlement	650	0.9%	—	0.0%
Other income (expense)	(76)	(0.1)%	173	0.4%
Income before provision for income taxes	12,636	18.3%	5,008	11.8%
Provision for income taxes	2,703	3.9%	1,423	3.4%
Net income	$9,933	14.4%	$3,585	8.4%

The following table sets forth revenues by segment:

	For the Three Months Ended June 30,2021		For the Three Months Ended June 30,2020
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Revenue
Revenue
Retail
Movies, Music, Games and Other	$21,491	31.1%	$13,563	31.9%
Appliances	228	0.3%	696	1.6%
Flooring Manufacturing	34,234	49.5%	28,079	66.1%
Steel Manufacturing	13,018	18.8%	—	0.0%
Corporate & other	124	0.2%	134	0.3%
Total Revenue	$69,095	100.0%	$42,472	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment:

	For the Three Months Ended June 30,2021		For the Three Months Ended June 30,2020
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail
Movies, Music, Games and Other	$11,580	53.9%	$7,867	58.0%
Appliances	104	45.6%	142	20.4%
Flooring Manufacturing	9,857	28.8%	8,579	30.6%
Steel Manufacturing	3,409	26.2%	—	0.0%
Corporate & other	116	93.5%	125	93.3%
Total Gross Profit	$25,066	36.3%	$16,713	39.4%

Revenue

Revenue increased by 63% to $69,095 for the three months ended June 30, 2021 as compared to $42,472 for the three months ended June 30, 2020.

Retail: The increase in Movies, Music, Games, and Other of $7,928 was primarily due the launch of new gaming systems and higher demand for home entertainment options as a result of public entertainment restrictions due to COVID-19. Appliance revenue decreased $468 due to the closure of certain retail locations were incurring continual decreases in sales resulting from increased competition.

Flooring Manufacturing revenues increased $6,155 as a result of the development of new products and higher demand by residential consumers.

Steel Manufacturing revenues were $13,018 due to the acquisition of Precision Marshall during July 2020. Steel manufacturing is experiencing higher demand as distributors look to replenish stock levels due to the stronger demand in the automotive market relating to new car platforms. In addition to higher demand, raw material prices and consumable costs have increased and have successfully been passed on to the market.

Cost of Revenue

Cost of revenue increased 71% to $44,029 for the three months ended June 30, 2021 as compared to $25,759 for the three months ended June 30, 2020, proportionately to the increase in revenue.

General and Administrative Expense

General and Administrative increased 68% to $13,794 for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due the an increase in employee compensation, increase in sales tax expense and expenses associated with Precision Marshall's corporate activity. Precision Marshall was acquired during July 2020.

Selling and Marketing Expense

Selling and marketing expense increased 22% to $3,040 for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 increased compensation associated with the Marquis sales force.

Interest Expense, net

Interest expense, net decreased 19% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, due to a decrease in certain interest rates and the continued efforts to repay certain debt obligations, offset by debt incurred as part of the Precision acquisition during July 2020.

Gain on Payroll Protection Program

During the three months ended June 30, 2021, the Company recorded a gain of $4,768 due to the forgiveness of Marquis' PPP Loan. There were no similar transactions during the three months ended June 30, 2020.

Gain on Bankruptcy Settlement

During the three months ended June 30, 2021, the Company recorded a gain of $650 due to the discharge of certain payables from bankruptcy proceedings. There were no similar transactions during the three months ended June 30, 2020.

Results of Operations Nine Months Ended June 30, 2021 and 2020

The following table sets forth certain statement of income items and as a percentage of revenue, for the periods indicated:

	For the Nine Months Ended June 30,2021		For the Nine Months Ended June 30,2020
		% of Total Revenue		% of Total Revenue
Statement of Income Data:
Revenues	$202,439	100.0%	$130,904	100.0%
Cost of revenues	128,614	63.5%	79,789	61.0%
Gross profit	73,825	36.5%	51,115	39.0%
General and administrative expenses	38,638	19.1%	30,731	23.5%
Sales and marketing expenses	8,539	4.2%	7,839	6.0%
Operating income	26,648	13.2%	12,545	9.6%
Interest expense, net	(4,057)	(2.0)%	(3,782)	(2.9)%
Gain on lease settlement, net	—	0.0%	223	0.2%
Gain on Payroll Protection Program loan forgiveness	6,150	3.0%	—	0.0%
Gain on bankruptcy settlement	1,765	0.9%	—	0.0%
Other income (expense)	782	0.4%	(133)	-0.1%
Income before provision for income taxes	31,288	15.5%	8,853	6.8%
Provision for income taxes	7,381	3.6%	2,402	1.8%
Net income	$23,907	11.8%	$6,451	4.9%

The following table sets forth revenues by segment:

	For the Nine Months Ended June 30,2021		For the Nine Months Ended June 30,2020
	Net Revenue	% of Total Revenue	Net Revenue	% of Total Total Revenue
Revenue
Retail
Movies, Music, Games and Other	$67,216	33.2%	$51,283	39.2%
Appliances	876	0.4%	3,450	2.6%
Flooring Manufacturing	97,428	48.1%	75,747	57.9%
Steel Manufacturing	36,546	18.1%	—	0.0%
Corporate & other	373	0.2%	424	0.3%
Total Revenue	$202,439	100.0%	$130,904	100.0%

The following table sets forth gross profit earned by segment and gross profit as a percentage of total revenue for each segment:

	For the Nine Months Ended June 30,2021		For the Nine Months Ended June 30,2020
	Gross Profit	Gross Profit % of Total Revenue	Gross Profit	Gross Profit % of Total Revenue
Gross Profit
Retail
Movies, Music, Games and Other	$36,309	54.0%	$28,752	56.1%
Appliances	392	44.7%	712	20.6%
Flooring Manufacturing	28,204	28.9%	21,255	28.1%
Steel Manufacturing	8,565	23.4%	—	0.0%
Corporate & other	355	95.2%	396	93.4%
Total Gross Profit	$73,825	36.5%	$51,115	39.0%

Revenue

Revenue increased by 55% to $202,439 for the nine months ended June 30, 2021 as compared to $130,904 for the nine months ended June 30, 2020.

Retail: The increase in Movies, Music, Games and Other of $15,933 was primarily due the launch of new gaming systems and higher demand for home entertainment options as a result of public entertainment restrictions due to COVID-19. Appliance revenue decreased $2,574 due to the closure of certain retail locations were incurring continual decreases in sales resulting from increased competition.

Flooring Manufacturing revenues increased $21,681 as a result of the development of new products, higher demand from residential consumers and the acquisition of Lonesome Oak in January 2020.

Steel Manufacturing revenues were $36,546 due to the acquisition of Precision Marshall during July 2020. Steel manufacturing is experiencing higher demand as distributors look to replenish stock levels due to the stronger demand in the automotive market relating to new car platforms. In addition to higher demand, raw material prices and consumable costs have increased and have successfully been passed on to the market.

Cost of Revenue

Cost of revenue increased 61% to $128,614 for the nine months ended June 30, 2021 as compared to $79,789 for the nine months ended June 30, 2020, proportionately to the increase in revenue.

General and Administrative Expense

General and Administrative expense increased $7,907 or 26%, for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020, primarily due to expenses associated with Precision which was acquired during July 2020 and higher warehouse costs at Marquis, and an increase in other administrative costs.

Selling and Marketing Expense

Selling and marketing expense remained relatively flat for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020.

Interest Expense, net

Interest expense, net increased 7% for the nine months ended June 30, 2021 as compared to the nine months ended June 30, 2020, due to a decrease in certain interest rates and the continued efforts to repay certain debt obligations, offset by debt incurred as part of the Precision acquisition during July 2020.

Gain on lease settlement, net

During the nine months ended June 30, 2020, the Company recorded a net gain on lease settlement of $223 which consisted of impairment charges of $614 related to the decision to close additional ApplianceSmart retail locations resulting in a decrease to the associated right of use asset related to these leases, offset by a gain on lease settlement of $837 resulting from the extinguishment of the lease liability associated with the closed retail locations. There were no similar gains during the nine months ended June 30, 2021.

Gain on Payroll Protection Program

During the nine months ended June 30, 2021, the Company recorded a gain of $6,150 due to the forgiveness of the PPP Loans. There were no similar transactions during the nine months ended June 30, 2020.

Gain on Bankruptcy Settlement

During the nine months ended June 30, 2021, the Company recorded a gain of $1,765 due to the discharge of certain payables from bankruptcy proceedings. There were no similar transactions during the nine months ended June 30, 2020.

Results of Operations by Segment

	For the Three Months Ended June 30,2021					For the Three Months Ended June 30,2020
	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$21,719	$34,234	$13,018	$124	$69,095	$14,259	$28,079	$—	$134	$42,472
Cost of Revenue	10,035	24,377	9,609	8	44,029	6,250	19,500	—	9	25,759
Gross Profit	11,684	9,857	3,409	116	25,066	8,009	8,579	—	125	16,713
General and Administrative Expense	7,751	3,025	1,353	1,665	13,794	5,595	1,929	—	697	8,221
Selling and Marketing Expense	73	2,835	128	4	3,040	129	2,370	—	3	2,502
Operating Income (Loss)	$3,860	$3,997	$1,928	$(1,553)	$8,232	$2,285	$4,280	$—	$(575)	$5,990

Retail Segment

Segment results for Retail include Vintage Stock and ApplianceSmart. Revenue for the three months ended June 30, 2021 increased $7,460 or 52%, as compared to the prior year, primarily due to the launch of new gaming systems and higher demand for home entertainment options as a result of public entertainment restrictions due to COVID-19. Cost of revenue increased proportionately with the increase in revenue. Operating income for the three months ended June 30, 2021 was $3,860, as compared to operating income of $2,285 the prior year period.

Flooring Manufacturing Segment

Segment results for Flooring Manufacturing includes Marquis. Revenue for the three months ended June 30, 2021 increased $6,155, or 22%, as compared to the prior year period, due to increased sales of carpets and hard surface products related to development of new products. Cost of revenue for the three months ended June 30, 2021 increased proportionately with revenue, as compared to the prior year period. Operating income remained relatively flat for the three months ended June 30, 2021.

Steel Manufacturing Segment

Segment results for Steel Manufacturing includes Precision Marshall. The Company completed the acquisition of Precision Marshall in July 2020. Steel manufacturing is experiencing higher demand as distributors look to replenish stock levels due to the stronger demand in the automotive market relating to new car platforms. In addition to higher demand, raw material prices and consumable costs have increased and have successfully been passed on to the market. Precision Marshall had experienced a more challenging work environment to hire qualified hourly workers but has been successful in ramping up staffing needs to meet the higher demand.

Corporate and Other Segment

Segment results for Corporate and Other includes our directory services business. Revenues and operating income continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

	For the Nine Months Ended June 30,2021					For the Nine Months Ended June 30,2020
	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total	Retail	Flooring Manufacturing	Steel Manufacturing	Corporate & Other	Total
Revenue	$68,092	$97,428	$36,546	$373	$202,439	$54,733	$75,747	$—	$424	$130,904
Cost of Revenue	31,391	69,224	27,981	18	128,614	25,269	54,492	—	28	79,789
Gross Profit	36,701	28,204	8,565	355	73,825	29,464	21,255	—	396	51,115
General and Administrative Expense	22,871	6,575	4,321	4,871	38,638	22,931	5,099	—	2,701	30,731
Selling and Marketing Expense	406	7,471	430	232	8,539	1,052	6,775	—	12	7,839
Operating Income (Loss)	$13,424	$14,158	$3,814	$(4,748)	$26,648	$5,481	$9,381	$—	$(2,317)	$12,545

Retail Segment

Segment results for Retail include Vintage Stock and ApplianceSmart. Revenue for the nine months ended June 30, 2021 increased $13,359 or 24%, as compared to the prior year, primarily due to the launch of new gaming systems and higher demand for home entertainment options as a result of public entertainment restrictions due to COVID-19. Cost of revenue increased proportionately with the increase in revenue. Operating income for the nine months ended June 30, 2021 was $13,424, as compared to operating income of $5,481 the prior year period.

Flooring Manufacturing Segment

Segment results for Flooring Manufacturing includes Marquis. Revenue for the nine months ended June 30, 2021 increased $21,681, or 29%, as compared to the prior year period, due to increased sales of carpets and hard surface products related to development of new products and the acquisition of Lonesome Oak. Cost of revenue for the nine months ended June 30, 2021 increased proportionately with revenue, as compared to the prior year period. Operating income for the nine months ended June 30, 2021 increased $4,777, or 51%, as compared to the prior year period.

Steel Manufacturing Segment

Segment results for Steel Manufacturing includes Precision Marshall. The Company completed the acquisition of Precision Marshall in July 2020. Steel manufacturing is experiencing higher demand as distributors look to replenish stock levels due to the stronger demand in the automotive market relating to new car platforms. In addition to higher demand, raw material prices and consumable costs have increased and have successfully been passed on to the market. Precision Marshall had experienced a more challenging work environment to hire qualified hourly workers but has been successful in ramping up staffing needs to meet the higher demand.

Corporate and Other Segment

Segment results for Corporate and Other includes our directory services business. Revenues and operating income continue to decline due to decreasing renewals. We expect revenue and operating income from this segment to continue to decrease in the future. We are no longer accepting new customers in our directory services business.

Liquidity and Capital Resources

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities, and funds available under our asset-based revolver lines of credit will provide sufficient liquidity to fund our operations, pay our scheduled loan payments, repurchase shares under our share buyback program, if any, and pay dividends on our shares of Series E Preferred Stock as declared by the Board of Directors, for at least the next 12 months.

We have the following three asset-based revolver lines of credit: (i) Texas Capital Bank Revolver Loan (“TCB Revolver”) utilized by Vintage Stock, (ii) Bank of America Revolver Loan (“BofA Revolver”) utilized by Marquis, and (iii) Encina Revolver Loan (“Encina Revolver”) utilized by Precision Marshall. Additionally, we have an unsecured revolving line of credit with Isaac Capital Group (“ICG Revolver”) available for use by the Company.

As of June 30, 2021, we had total cash on hand of $10,565 and an additional $37,707 of available borrowing under our revolving credit facilities. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

Working Capital

We had working capital of $36,794 as of June 30, 2021 as compared to working capital of $38,566 as of September 30, 2020.

Cash Flows from Operating Activities

The Company’s cash and cash equivalents as of June 30, 2021 was $10,565 compared to $8,984 as of September 30, 2020, an increase of $1,581. Net cash provided by operations was $32,199 for the nine months ended June 30, 2021 as compared to net cash provided by operations of $18,075 for the nine months ended June 30, 2020 primarily due to the Result of operations discussed above.

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

Cash Flows from Investing Activities

Our cash flows used in investing activities of $14,470 for the nine months ended June 30, 2021 consisted primarily of purchases of property and equipment and the investment in SW Financial. Our cash flows used in investing activities of $2,992 for the nine months ended June 30, 2020 consisted primarily of purchases of property and equipment of $2,357 and a $550 payment associated with the Lonesome Oak acquisition.

Cash Flows from Financing Activities

Our cash flows used in financing activities during the nine months ended June 30, 2021 consisted of $3,247 in net payments under revolver loans, payment on notes payable of $15,059, purchase of treasury stock of $409, partially offset by the issuance of notes payable of $2,258 primarily associated with the acquisition of a facility by Marquis.

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

TCB Revolver

Vintage Stock may borrow funds for operations under the TCB Revolver subject to availability as described in Note 6 to the consolidated financial statements. The following tables summarize the TCB Revolver for the period:

	During the nine months ended June 30,
	2021	2020
Cumulative borrowing during the period	$68,892	$46,792
Cumulative repayment during the period	68,510	51,063
Maximum borrowed during the period	8,930	11,798
Weighted average interest for the period	2.38%	3.59%

	June 30, 2021	September 30, 2020
Total availability	$4,503	$5,520
Total outstanding	7,497	7,115

BofA Revolver

Marquis may borrow funds for operations under the BofA Revolver subject to availability as described in Note 6 to the consolidated financial statements. The following tables summarize the BofA Revolver for the period:

	During the nine months ended June 30,
	2021	2020
Cumulative borrowing during the period	$99,137	$85,563
Cumulative repayment during the period	102,854	87,919
Maximum borrowed during the period	—	11,347
Weighted average interest for the period	0.00%	2.87%

	June 30, 2021	September 30, 2020
Total availability	$26,765	$21,732
Total outstanding	—	—

Encina Revolver

Precision may borrow funds for operations under the Encina Revolver subject to availability as described in Note 6 to the consolidated financial statements.

	During the nine months ended June 30,
	2021	2020
Cumulative borrowing during the period	$32,711	$—
Cumulative repayment during the period	36,338	—
Maximum borrowed during the period	1,250	—
Weighted average interest for the period	6.50%	0.00%

	June 30, 2021	September 30, 2020
Total availability	$5,439	$421
Total outstanding	11,523	14,886

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we did not participate in any market risk-sensitive commodity instruments for which fair value disclosure would be required. We believe we are not subject in any material way to other forms of market risk, such as foreign currency exchange risk or foreign customer purchases or commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 2013 regarding Internal Control – Integrated Framework. Based on our assessment using those criteria, our management concluded that our internal controls over financial reporting were ineffective as of June 30, 2021. Management noted the following deficiencies that management believes to be material weaknesses:

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

SEC Matter

On February 21, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) and a letter from the SEC stating that it is conducting an investigation. The subpoena requested documents and information concerning, among other things, the restatement of the Company’s financial statements for the quarterly periods ended December 31, 2016, March 31, 2017, and June 30, 2017, the acquisition of Marquis Industries, Inc., Vintage Stock, Inc., and ApplianceSmart, Inc., and the change in auditors. On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the SEC relating to the Company’s SEC investigation.  On October 7, 2020, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously-disclosed SEC investigation.  The Wells Notices related to, among other things, the Company’s reporting of its financial performance for its fiscal year ended September 30, 2016, certain disclosures related to executive compensation, and its previous acquisition of ApplianceSmart.

On August 2, 2021, the SEC filed a civil complaint (the “SEC Complaint”) in the United States District Court for the District of Nevada naming the Company and two of its executive officers as defendants (collectively, the "Defendants"). The SEC Complaint alleges various financial, disclosure, and reporting violations related to income and earnings per share, purported undisclosed stock promotion and trading, and undisclosed executive compensation from 2016 through 2018.  The violations are brought under Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5; Sections 13(a), 13(b)(2)(B) and 13(b)(5) of the Exchange Act and Rules 12b-20, 13a-1, 13a-14, 13a-13, Rule 13b2-1, 13b2-2; Section 14(a) of the Exchange Act and Rule 14a-3; and Section 17(a) of the Securities Act of 1933.  The SEC seeks permanent injunctions against the Defendants, officer-and-director bars, disgorgement of profits, and civil penalties.  The foregoing is only a general summary of the SEC Complaint, which may be accessed on the SEC’s website at https://www.sec.gov/litigation/litreleases/2021/lr25155.htm. The Defendants strongly dispute and deny the allegations and intend to vigorously defend themselves against the claims.

Class Action and Shareholder Derivative Lawsuit

On August 13, 2021, Daniel E. Sieggreen filed a individually and on behalf of all others similarly situated (the "Sieggreen Class Action"), filed a class action complaint for violations of federal securities laws in the United States District Court for the District of Nevada naming the Defendants, seeking to recover damages for alleged violations under Sections 10(b) and 20(a) the Exchange Act. The complaint alleges that the Defendants made materially false and/or misleading statements, as well as failed to disclose material adverse facts about the Company's business, operations, and prospects. The Defendants dispute and deny the allegations and intend to vigorously defend themselves against the claims.

ApplianceSmart Holdings

On August 4, 2020, Valassis filed suit against ApplianceSmart Holdings in the State of Michigan, Third Judicial Circuit, Wayne County, alleging, among other things, breach of contract and account stated and seeking damages of approximately $700.  On June 21, 2021, ApplianceSmart Holdings and Valassis entered into a Confidential Settlement Agreement and Release pursuant to which, among other things, ApplianceSmart Holdings caused $10,000 to be paid to Valassis in exchange for dismissal of this litigation with prejudice. In addition, Valassis released ApplianceSmart Holdings, ApplianceSmart, the Company and all of their respective subsidiaries and affiliates from all other claims Valassis may have, including in connection with the Chapter 11 Case.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.  However, in light of the SEC Complaint, the Company provides the following additional risk factor, which supplements the risk factors previously disclosed by the Company in Part I, Item 1A, Risk Factors, of the 2020 10-K.

Our previously disclosed SEC investigation has resulted in the filing by the SEC of the SEC Complaint and at least one shareholder derivative class action, which could divert management's focus, and/or result in substantial litigation expense. Adverse developments in our ongoing proceeding and/or future legal proceedings could have a material adverse effect on our business, reputation, financial condition, results of operations or stock price.

On February 21, 2018, the Company received a subpoena from the Securities and Exchange Commission (“SEC”) and a letter from the SEC stating that it is conducting an investigation. On October 1, 2018, the Company received a letter from the SEC requesting information regarding a potential violation of Section 13(a) of the Securities Exchange Act of 1934, based upon the timing of the

Company’s Form 8-K filed on February 14, 2018.  On August 12, 2020, three of the Company’s corporate executive officers (together, the “Executives”) each received a “Wells Notice” from the Staff of the SEC relating to the Company’s SEC investigation.  On October 7, 2020, the Company received a “Wells Notice” from the Staff of the SEC relating to the Company’s previously-disclosed SEC investigation.  On August 2, 2021, the SEC Complaint was filed and, on August 13, 2021, the Sieggreen Class Action was filed.

We may be subject to additional investigations, arbitration proceedings, audits, regulatory inquiries and similar actions, including matters related to intellectual property, employment, securities laws, disclosures, tax, accounting, class action and product liability, as well as regulatory and other claims related to our business and our industry, which we refer to collectively as legal proceedings. We cannot predict the outcome of any particular proceeding, or whether ongoing investigations, will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, bars against serving as an officer or director, or practicing before the SEC, or civil or criminal proceedings against us or members of our senior management.

Legal proceedings in general, and securities and class action litigation and regulatory investigations in particular, can be expensive and disruptive. Our insurance, to the extent maintained, may not cover all claims that may be asserted against us and we are unable to predict how long the legal proceedings to which we are currently subject will continue. An unfavorable outcome of any legal proceeding may have an adverse impact on our business, financial condition and results of operations, prospects, or our stock price. Any proceeding could negatively impact our reputation among our stakeholders. Furthermore, publicity surrounding ongoing legal proceedings, even if resolved favorably for us, could result in additional legal proceedings against us, as well as damage our image.

ITEM 2. Unregistered Sales of Equity Securities and Use of funds

On February 20, 2018, the Company announced a $10 million common stock repurchase program. The Company did not repurchase any common stock under this program during the quarter ended June 30, 2021. As of June 30, 2021, the Company has approximately $6.8 million available for repurchases under this program.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective August 13, 2021, the Company and Michael J. Stein, the Company’s Senior Vice President & General Counsel, agreed to a mutual separation of Mr. Stein’s employment from all positions he held at the Company and its subsidiaries.  The last day of Mr. Stein’s employment will be November 12, 2021, or such earlier date as mutually agreed by the Company and Mr. Stein.

ITEM 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1		Amended and Restated Articles of Incorporation	8-K	000-24217	3.1	08/15/07
3.2		Certificate of Change	8-K	001-333937	3.1	09/07/10
3.3		Certificate of Correction	8-K	001-333937	3.1	03/11/13
3.4		Certificate of Change	10-Q	001-333937	3.1	02/14/14
3.5		Articles of Merger	8-K	001-333937	3.1.4	10/08/15
3.6		Certificate of Change	8-K	001-333937	3.1.5	11/25/16
3.7		Certificate of Designation for Series B Convertible Preferred Stock filed with Secretary of State for the State of Nevada on December 23, 2016, and effective as of December 27, 2016	10-K	001-333937	3.1.6	12/29/16
3.8		Bylaws of Live Ventures Incorporated	10-Q	001-33937	3.8	08/14/18
10.1		Membership Interest Purchase Agreement, dated as of June 14, 2021 by and among Angia Holdings LLC, a New York limited liability company, Salomon Whitney LLC, d/b/a SW Financial, and SW Affiliated Holdings, LLC	8-K	001-33937	2.1	06/17/21
31.1	*	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Live Ventures Incorporated

Dated: August 16, 2021	/s/ Jon Isaac
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2021	/s/ Virland A. Johnson
Chief Financial Officer
(Principal Financial Officer)